Form 10-Q
period 2005-09-30
AMERIPRISE FINANCIAL INC
filed 2005-11-14
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from               to

Commission file number 1-32525

AMERIPRISE FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

55 Ameriprise Financial Center, Minneapolis, Minnesota	55474
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code     (612) 671-3131

None

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (The registrant has not been subject to such filing requirements for the past 90 days.)

Yes         ☒            No           ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☐            No           ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☐            No           ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2005
Common Stock (par value $.01 per share)	249,957,726 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

INDEX

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Consolidated Statements of Income – Three months ended September 30, 2005 and 2004	1

		Consolidated Statements of Income – Nine months ended September 30, 2005 and 2004	2

		Consolidated Balance Sheets – September 30, 2005 and December 31, 2004	3

		Consolidated Statements of Cash Flows – Nine months ended September 30, 2005 and 2004	4 – 5

		Consolidated Statements of Shareholders’ Equity – Nine months ended September 30, 2005 and 2004	6

		Notes to Consolidated Financial Statements	7 – 21

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 – 45

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

	Item 4.	Controls and Procedures	47 – 48

Part II.	Other Information:

	Item 1.	Legal Proceedings	49

	Item 4.	Submission of Matters to Vote of Security Holders	49

	Item 6.	Exhibits	49

	Signatures		50

	Exhibit Index		E-1

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Millions, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Revenues:
Management, financial advice and service fees	$687	$550
Distribution fees	296	248
Net investment income	561	520
Premiums	202	262
Other revenues	127	132
Total revenues	1,873	1,712

Expenses:
Compensation and benefits	703	560
Interest credited to account values	337	302
Benefits, claims, losses and settlement expenses	190	205
Amortization of deferred acquisition costs	49	108
Interest and debt expense	16	13
Separation costs	92	—
Other expenses	305	263
Total expenses	1,692	1,451

Income before income tax provision and discontinued operations	181	261
Income tax provision	58	73
Income before discontinued operations	123	188
Discontinued operations, net of tax	2	11
Net income	$125	$199

Earnings per Common Share – Basic and Diluted:
Income before discontinued operations	$0.50	$0.77
Discontinued operations, net of tax	—	0.04
Net income	$0.50	$0.81

Average Common Shares Outstanding for Earnings per Common Share (as adjusted for September 2005 stock split):
Basic and Diluted	246	246

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Millions, except per share amounts)

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Revenues:
Management, financial advice and service fees	$1,927	$1,642
Distribution fees	873	834
Net investment income	1,667	1,566
Premiums	751	759
Other revenues	397	383
Total revenues	5,615	5,184

Expenses:
Compensation and benefits	1,995	1,690
Interest credited to account values	976	926
Benefits, claims, losses and settlement expenses	646	605
Amortization of deferred acquisition costs	319	312
Interest and debt expense	52	37
Separation costs	168	—
Other expenses	841	762
Total expenses	4,997	4,332

Income before income tax provision, discontinued operations and accounting change	618	852
Income tax provision	171	253
Income before discontinued operations and accounting change	447	599
Discontinued operations, net of tax	16	31
Cumulative effect of accounting change, net of tax	—	(71)
Net income	$463	$559

Earnings per Common Share – Basic and Diluted:
Income before discontinued operations and accounting change	$1.80	$2.43
Discontinued operations, net of tax	0.07	0.13
Cumulative effect of accounting change, net of tax	—	(0.29)
Net income	$1.87	$2.27

Average Common Shares Outstanding for Earnings per Common Share (as adjusted for September 2005 stock split):
Basic and Diluted	246	246

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(Millions, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,620	$1,024
Investments	39,454	40,232
Receivables	2,837	2,160
Deferred acquisition costs	4,088	3,956
Separate account assets	39,840	35,901
Restricted and segregated cash	1,058	1,536
Other assets	2,377	2,431
Assets of discontinued operations	—	5,873
Total assets	$92,274	$93,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Future policy benefits and claims	$32,958	$33,253
Investment certificate reserves	6,392	5,831
Accounts payable and accrued expenses	2,516	2,456
Payable to American Express	102	1,751
Short-term debt	1,351	—
Long-term debt	360	385
Separate account liabilities	39,840	35,901
Other liabilities	1,018	1,203
Liabilities of discontinued operations	—	5,631
Total liabilities	84,537	86,411

Shareholders’ equity:
Common shares ($.01 par value, 1,250 million shares authorized; 246 million issued and outstanding as of September 30, 2005; $.01 par value, 100 shares authorized, issued and outstanding (prior to adjusting for September 2005 stock split) as of December 31, 2004)	2	—
Additional paid-in capital	4,094	2,907
Retained earnings	3,661	3,415
Accumulated other comprehensive (loss) income, net of tax:
Net unrealized securities gains	16	425
Net unrealized derivatives losses	(11)	(28)
Foreign currency translation adjustment	(24)	(16)
Minimum pension liability	(1)	(1)
Total accumulated other comprehensive (loss) income	(20)	380
Total shareholders’ equity	7,737	6,702
Total liabilities and shareholders’ equity	$92,274	$93,113

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$463	$559
Income from discontinued operations, net of tax	16	31
Income before discontinued operations	447	528
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Amortization of deferred acquisition and sales inducement costs	347	336
Capitalization of deferred acquisition and sales inducement costs	(582)	(506)
Depreciation, amortization, accretion and other	229	231
Other-than-temporary impairments and provision for loan losses	3	6
Deferred income taxes	65	23
Net realized investment gains	(50)	(33)
Changes in operating assets and liabilities:
Segregated cash	(50)	149
Trading securities and equity method investments in hedge funds, net	114	(26)
Future policy benefits and claims, net	7	—
Receivables	(174)	(356)
Other assets, other liabilities, accounts payable and accrued expenses,net	13	39
Cumulative effect of accounting change, net of tax	—	71
Net cash provided by operating activities of continuing operations	369	462

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	3,477	1,595
Maturities, sinking fund payments and calls	2,705	2,608
Purchases	(6,428)	(5,036)
Open securities transactions payable and receivable, net	(466)	(27)
Proceeds from sales and maturities of mortgage loans on real estate	446	419
Funding of mortgage loans on real estate	(375)	(236)
Proceeds from sales of other investments	152	210
Purchase of other investments	(125)	(163)
Purchase of land, buildings, equipment and software	(94)	(94)
Proceeds from sale of land, buildings and equipment	—	3
Proceeds from transfer of AMEX Assurance deferred acquisition costs	117	—
Deconsolidation of AMEX Assurance	(29)	—
Change in restricted cash	528	313
Other, net	1	2
Net cash used in investing activities of continuing operations	(91)	(406)

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash Flows from Financing Activities
Investment certificates:
Payments from certificate owners	2,706	2,120
Interest credited to account values	143	84
Certificate maturities and cash surrenders	(2,291)	(1,680)
Policyholder and contractholder account values:
Consideration received	1,227	1,768
Interest credited to account values	833	842
Surrenders and death benefits	(2,450)	(2,015)
Proceeds from issuance of short-term debt	1,351	—
Principal repayments of long-term debt	(11)	(70)
Payable to American Express, net	(1,316)	239
Capital transactions with American Express, net	1,202	(691)
Dividends received from discontinued operations	—	95
Customer deposits and other, net	(62)	(68)
Net cash provided by financing activities of continuing operations	1,332	624

Effect of exchange rate changes on cash	(14)	5

Net increase in cash and cash equivalents	1,596	685

Cash and cash equivalents at beginning of period	1,024	1,058

Cash and cash equivalents at end of period	$2,620	$1,743

Supplemental Disclosures:
Interest paid	$74	$35
Income taxes paid, net	$94	$255

Supplemental schedule of noncash transactions in connection with separation:
Non-cash dividend of AEIDC to American Express	$164	$—

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Millions)

(Unaudited)

	Total	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings

Balances at December 31, 2003	$7,288	$—	$2,867	$475	$3,946

Comprehensive income:
Net income	559				559
Change in unrealized holding gains on securities, net	11			11
Change in derivative losses, net	(11)			(11)
Foreign currency translation adjustment	(5)			(5)
Total comprehensive income	554
Dividends paid to American Express	(723)				(723)
Capital transactions with American Express, net	32		32
Balances at September 30, 2004	$7,151	$—	$2,899	$470	$3,782

Balances at December 31, 2004	$6,702	$—	$2,907	$380	$3,415

Comprehensive income:
Net income	463				463
Change in unrealized holding gains on securities, net	(409)			(409)
Change in unrealized derivative losses, net	17			17
Foreign currency translation adjustment	(8)			(8)
Total comprehensive income	63
Cash dividends paid to American Express	(53)				(53)
Non-cash dividends paid to American Express	(164)				(164)
Share-based incentive employee compensation plan	(67)		(67)
Stock split of common shares issued and outstanding	—	2	(2)
Capital transactions with American Express, net	1,256		1,256
Balances at September 30, 2005	$7,737	$2	$4,094	$(20)	$3,661

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Separation and Distribution from American Express

Ameriprise Financial, Inc (the Company or Ameriprise) was formerly a wholly-owned subsidiary of American Express Company (American Express).  On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in the Company through a tax-free distribution to American Express Company’s shareholders. In preparation for the disposition, the Company approved a stock split of its 100 common shares entirely held by American Express into 246 million common shares.  Effective as of the close of business on September 30, 2005, American Express completed the separation of Ameriprise and the distribution of the Ameriprise common shares to American Express shareholders (the Distribution).  The Distribution was effectuated through a pro-rata dividend to American Express shareholders consisting of one share of Ameriprise common stock for every 5 shares of American Express common stock owned by its shareholders on September 19, 2005, the record date.  Prior to August 1, 2005, Ameriprise was named American Express Financial Corporation.

In connection with the Distribution, Ameriprise entered into the following transactions with American Express.

•      Effective August 1, 2005, the Company transferred its ownership interest and the related assets and liabilities of its consolidated subsidiary, American Express International Deposit Company (AEIDC), to American Express for $164 million through a non-cash dividend equal to the net book value excluding $26 million of net unrealized investment losses of AEIDC.  In connection with the AEIDC transfer American Express paid the Company a $164 million capital contribution.  The assets, liabilities and results of operations of AEIDC are shown as discontinued operations in the accompanying financial statements.  Refer to Note 7 for further discussion.

•      Effective July 1, 2005, the Company’s subsidiary, AMEX Assurance, ceded 100% of its travel and other card insurance business offered to American Express customers, to an American Express subsidiary in return for an arm’s length ceding fee.  As of September 30, 2005, the Company has entered into an agreement to sell the AMEX Assurance legal entity to American Express within two years after separation for a fixed price equal to the net book value of AMEX Assurance as of the separation date, which approximates $115 million.

In connection with the Distribution, American Express provided the Company a capital contribution of approximately $1.1 billion, which is in addition to the $164 million capital contribution noted above.

As a result of the Distribution, Ameriprise has entered into an unsecured bridge loan in the amount of $1.4 billion.  That loan was drawn in September 2005.  Refer to Note 5 for further discussion.

Ameriprise has incurred significant non-recurring separation costs as a result of the separation from American Express.  Separation costs generally consisted of expenses related to advisor retention program costs, technology costs and costs associated with establishing the Ameriprise Financial brand.  During the quarter ended September 30, 2005, $92 million ($59 million after-tax) of such costs were incurred.  For the nine months ended September 30, 2005 actual costs have totaled $168 million pretax ($109 million after-tax).

American Express has historically provided a variety of corporate and other support services for Ameriprise, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal, procurement and other services.  American Express will continue to provide Ameriprise with many of these services pursuant to a transition services agreement for transition periods of up to two years following the separation and distribution, and Ameriprise will arrange to procure other services pursuant to arrangements with third parties or through the Company’s own employees.

Retirement plans are in the process of being segregated.  See Note 11 for further discussion.  The new plans are substantially consistent with old plans.

Additionally, a tax allocation agreement with American Express was signed effective September 30, 2005.  See Note 12 for further discussion.

2.     Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The Company is a financial planning and financial services company that offers solutions for its clients’ asset accumulation, income management and protection needs.  The Company has two main operating segments: (i) Asset Accumulation and Income and (ii) Protection.  These two operating segments are aligned with the financial solutions the Company offers to address its clients’ needs.  The Asset Accumulation and Income business offers mutual funds as well as its own annuities and other asset accumulation and income management products and services to retail clients through its advisor network.  The Company offers its annuity products through outside channels, such as banks and broker-dealer networks.  This operating segment also serves institutional clients in the separately managed account, sub-advisory and 401(k) markets, among others.  The Protection segment offers various life, disability income, long-term care, and brokered insurance products through the Company’s advisor network.  The Company offers personal auto and home insurance products on a direct basis to retail clients principally through its strategic marketing alliances.

The Company has a Corporate and Other segment, which consists of income derived from corporate level assets and unallocated corporate expenses, primarily separation costs, as well as the results of its subsidiary, Securities America Financial Corporation, which operates its own independent separately branded distribution platform.

The interim financial information in this report has not been audited.  In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position and the consolidated results of operations for the interim periods have been made.  All adjustments made were of a normal, recurring nature.  Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

Principles of Consolidation

The accompanying consolidated financial statements should be read in conjunction with the financial statements which are included in the Securities and Exchange Commission (SEC) Form 10 registration statement of Ameriprise Financial, Inc. filed on August 19, 2005.  All material intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications of prior period amounts have been made to conform to the current presentation.

Recently Issued Accounting Standards

On November 3, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  FSP FAS 115-1 and FAS 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of loss.  It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005.  The Company is currently evaluating the impact of FSP FAS 115-1 and FAS 124-1 on the Company’s results of operations and financial position.

In September 2005, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (SOP 05-1).  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.”  SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged.  The Company is currently evaluating the impact of SOP 05-1 on the Company’s results of operations and financial position.

Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)).  SFAS No. 123(R) requires entities to measure and recognize the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  In January 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), prospectively for all American Express stock options granted to the Company’s employees after December 31, 2002.  Substantially all stock options for which intrinsic value accounting was continued under Accounting Principles Board (APB) Opinion No. 25 were vested as of June 30, 2005.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  The effect of adopting SFAS 123(R) on the Company’s results of operations and financial position, using a modified prospective application, was insignificant.  In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 (SAB No. 107), which summarizes the staff’s views regarding share-based payment arrangements for public companies.  The Company took into account the views included in SAB No. 107 in its adoption of SFAS No. 123(R).

In June 2004, the FASB issued FSP No. 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (SFAS No. 97), Permit or Require Accrual of an Unearned Revenue Liability” (FSP 97-1).  The implementation of the AICPA SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1) raised a question regarding the interpretation of the requirements of SFAS No. 97 concerning when it is appropriate to record an unearned revenue liability.  FSP 97-1 clarifies that SFAS No. 97 is clear in its intent and language, and requires the recognition of an unearned revenue liability for amounts that have been assessed to compensate insurers for services to be performed over future periods.  SOP 03-1 describes one situation, when assessments result in profits followed by losses, where an unearned revenue liability is required.  SOP 03-1 does not amend SFAS No. 97 or limit the recognition of an unearned revenue liability to the situation described in SOP 03-1.  The guidance in FSP 97-1 is effective for financial statements for fiscal periods beginning after June 18, 2004.  The adoption of FSP 97-1 did not have a material impact on the Company’s consolidated financial condition or results of operations.

Effective January 1, 2004, the Company adopted SOP 03-1 which provides guidance on: (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation.  The adoption of SOP 03-1 as of January 1, 2004, resulted in a cumulative effect of accounting change that reduced first quarter 2004 results by $71 million ($109 million pretax).  The cumulative effect of accounting change consisted of: (i) $43 million pretax from establishing additional liabilities for certain variable annuity guaranteed benefits ($33 million) and from considering these liabilities in valuing deferred acquisition costs (DAC) and deferred sales inducement costs associated with those contracts ($10 million) and (ii) $66 million pretax from establishing additional liabilities for certain variable universal life and single pay universal life insurance contracts under which contractual costs of insurance charges are expected to be less than future death benefits ($92 million) and from considering these liabilities in valuing DAC associated with those contracts ($26 million offset).  Prior to the adoption of SOP 03-1, amounts paid in excess of contract value were expensed when payable.  Amounts expensed in 2004 to establish and maintain additional liabilities for certain variable annuity guaranteed benefits were $53 million (of which $33 million was part of the adoption charges discussed earlier) as compared to amounts expensed in 2003 and 2002 of $32 million and $37 million, respectively.  The Company’s accounting for separate accounts was already consistent with the provisions of SOP 03-1 and, therefore, there was no impact related to this requirement.

The AICPA released a series of technical practice aids (TPAs) in September 2004, which provide additional guidance related to, among other things, the definition of an insurance benefit feature and the definition of policy assessments in determining benefit liabilities, as described within SOP 03-1.  The TPAs did not have a material effect on the Company’s calculation of liabilities that were recorded in the first quarter of 2004 upon adoption of SOP 03-1.

3.     Investments

The following is a summary of investments at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
(Millions)	2005	2004

Available-for-Sale securities, at fair value	$34,438	$34,979
Mortgage loans on real estate, net	3,178	3,249
Trading securities, at fair value and equity method investments in hedge funds	765	858
Policy loans	608	602
Other investments	465	544
Total	$39,454	$40,232

Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2005	2004	2005	2004

Gross realized gains from sales	$13	$15	$107	$46
Gross realized losses from sales	$(20)	$(6)	$(57)	$(15)
Other-than-temporary impairments	$(1)	$—	$(2)	$(1)

4.     Deferred Acquisition Costs

The balances and changes in deferred acquisition costs from January 1, 2004 through September 30, 2005 were:

(Millions)
Balance, January 1, 2004	$3,743
Impact of SOP 03-1	20
Capitalization of acquisition costs	621
Amortization, excluding impact of changes in assumptions	(517)
Amortization, impact of annual third quarter changes in DAC-related assumptions	24
Amortization, impact of other quarter changes in DAC-related assumptions	56 (a)
Impact of change in net unrealized securities losses	9
Balance, December 31, 2004	$3,956
Capitalization of acquisition costs	508
DAC transfer related to AMEX Assurance ceding arrangement	(117)
Amortization, excluding impact of changes in assumptions	(386)
Amortization, impact of annual third quarter changes in DAC-related assumptions	67
Impact of change in net unrealized securities losses	60
Balance, September 30, 2005	$4,088

(a)             Primarily relates to a $66 million reduction in DAC amortization expense to reflect the lengthening of the amortization periods for certain annuity and life insurance products impacted by the adoption by the Company of SOP 03-1 on January 1, 2004, partially offset by a $10 million increase in amortization expense due to a long-term care DAC valuation system conversion.

5.     Short-term Debt

In September 2005, the Company entered into an unsecured bridge loan facility in the amount of $1.4 billion, which matures in September 2006.  At September 30, 2005, $1.4 billion was outstanding under this facility.  The interest rate is variable based on one month LIBOR plus a spread and was 4.275% at September 30, 2005.  In September 2005, the Company also obtained an unsecured revolving credit facility for $750 million expiring in September 2010 from various third party financial institutions and as of September 30, 2005, the Company had drawn no balance on that line.  Under the terms of the revolving credit facility, the Company may increase the amount of the facility to $1.0 billion. At September 30, 2005, the Company was in compliance with all debt covenants related to these facilities.

6.     Variable Interest Entities

AMEX Assurance maintains the required licenses to offer insurance in various states and both IDS Property Casualty, a subsidiary of the Company, and American Express utilize those licenses to offer their products in exchange for a ceding fee.  AMEX Assurance has entered into separate reinsurance agreements with IDS Property Casualty and American Express to transfer insurance related risks to the respective companies.  As discussed in Note 1, effective September 30, 2005, the Company entered into an agreement to sell its interest in the AMEX Assurance legal entity to American Express within two years after separation for a fixed price.  This transaction, combined with ceding of all travel and other card insurance business to American Express, created a variable interest entity for which the Company has a significant interest but is not the primary beneficiary based on the Company’s variability in losses and returns relative to other variable interest holders.  Accordingly, the Company deconsolidated AMEX Assurance as of September 30, 2005.  AMEX Assurance had $413 million of total assets as of December 31, 2004, and $215 million of total revenues and $103 million of net income for the year ended December 31, 2004.  The maximum exposure to loss as a result of the Company’s interest in AMEX Assurance is represented by the agreed-upon fixed sales price, which approximates $115 million.

7.     Discontinued Operations

Effective August 1, 2005, the Company transferred its ownership interest and the related assets and liabilities of its consolidated subsidiary, AEIDC, to American Express for $164 million through a non-cash dividend equal to the net book value of AEIDC excluding net unrealized investment losses of $26 million and accordingly no gain or loss was recorded.  In connection with the AEIDC transfer, American Express made a cash capital contribution of $164 million to the Company.  The assets, liabilities and operations of AEIDC are shown as discontinued operations in the accompanying financial statements.

The components of earnings from discontinued operations for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2005	2004	2005	2004
Net investment income	$24	$56	$165	$161

Expenses:
Interest credited to account values	18	22	104	54
Other expenses	3	18	36	59
Total expenses	21	40	140	113

Income before income tax provision	3	16	25	48
Income tax provision	1	5	9	17
Income from discontinued operations, net of tax	$2	$11	$16	$31

The assets and liabilities associated with discontinued operations included in the Company’s Consolidated Balance Sheet as of December 31, 2004 consisted of the following:

December 31,
(Millions)	2004
Assets:
Cash and cash equivalents	$54
Investments, at fair value	5,752
Receivables	43
Other assets	24
Total assets	$5,873

Liabilities:
Investment certificate reserves	$5,501
Payable to American Express	118
Other liabilities	12
Total liabilities	$5,631

8.     Related Party Transactions

The Company has entered into various transactions with American Express in the normal course of business.  The Company earned approximately $4 million and $10 million during the three month and nine month periods ended September 30, 2005, and approximately $2 million and $6 million during the three month and nine month periods ended September 30, 2004, respectively, in revenues from American Express.  The Company received approximately $8 million and $26 million for the three month and nine month periods ended September 30, 2005 and $21 million and $57 million for the three month and nine month periods ended September 30, 2004, respectively, of reimbursements from American Express for the Company’s participation in certain corporate initiatives.  As a result of the separation from American Express, the Company determined it appropriate to reflect certain reimbursements previously received from American Express for costs incurred related to certain American Express-related corporate initiatives, as capital contributions rather than reductions to expense amounts.  These amounts were approximately $8 million and $26 million for the three month and nine month periods ended September 30, 2005 and $13 million and $32 million for the three month and nine month periods ended September 30, 2004, respectively.

9.     Share-Based Compensation

The Company approved the Ameriprise Financial 2005 Incentive Compensation Plan (the Plan) as of September 30, 2005.  Under the Plan, stock and cash incentive awards may be granted to employees, directors and independent contractors including stock options, restricted stock awards, restricted stock units, performance shares and similar awards designed to comply with the applicable federal regulations and laws of jurisdiction.  Under the Plan, the maximum number of shares of common stock that may be covered by the stock-based awards shall generally not exceed 37.9 million shares.

At September 30, 2005, the Company also entered into an Employee Benefits Agreement (EBA) with American Express as part of the Distribution.  In accordance with the EBA, all American Express stock options and restricted stock awards held by the Company’s employees and vesting on or before December 31, 2005 will remain American Express stock options or restricted stock awards.  However, all American Express stock options and restricted stock awards held by the Company’s employees and not vesting on or before December 31, 2005, will be substituted by a stock option or restricted stock award issued under the Plan and subject to the terms and conditions after the Distribution that are substantially similar to the terms and conditions applicable to the original American Express stock options and restricted stock awards.

Stock options granted under the Plan must have an exercise price not less than 100% of the current fair market value of a share of common stock on the grant date and a term of no more than ten years.  Options substituted pursuant to the EBA on September 30, 2005 resulted from converting the number of American Express options and strike prices to a number of the Company’s stock options and strike prices in order to maintain the same intrinsic value to the employee.  The conversion was based on the pre-distribution American Express closing price relative to the post-distribution Ameriprise closing price on September 30, 2005.  The stock options substituted maintain a vesting schedule which is the same as the American Express stock options.  Generally, these stock options had an original vesting schedule of four years and vest ratably at 25 percent per year.  A similar conversion process was completed to determine the number of the Company’s restricted stock awards granted on September 30, 2005 to replace American Express restricted stock awards.  The restricted stock awards also maintain a vesting schedule which is the same as the American Express restricted stock awards and generally have an original vesting schedule of four years with 25 percent ratable vesting per year.

A summary of the conversion of American Express stock options to the Company’s stock options under the Plan as of September 30, 2005 is presented below (shares and intrinsic value in millions):

	Shares	Weighted Average Exercise Price	Weighted Averaged Remaining Contractual Term	Aggregate Intrinsic Value
American Express Non-vested Options Outstanding	4.1	$46.45	8.5 years	$45.2
Conversion Factor (a)	1.6045	.6233
Ameriprise Non-vested Options Outstanding	6.6	$28.95	8.5 years	$45.2

(a)     Conversion factor for number of shares is the ratio of the American Express pre-distribution closing stock price ($57.44) to the Company’s post-distribution stock price ($35.80).  Conversion factor for the strike price is the ratio of the Company’s post-distribution stock price ($35.80) to the American Express pre-distribution closing stock price ($57.44).

The weighted average grant date fair value of each American Express-related option during the nine month periods ended September 30, 2005 and 2004 was $12.59 and $13.27, respectively.  The fair value of each American Express option granted was estimated on the date of grant using a Black-Scholes option-pricing model with assumptions determined by American Express.  The Company will compare the pre-distribution fair value of the American Express options as of September 30, 2005 to the post-distribution fair value of the Company’s options using the Company’s stock volatility and other applicable assumptions to determine whether there was any incremental value associated with the substituted awards.

A summary of the conversion of American Express non-vested shares, primarily consisting of restricted stock awards, granted to the Company’s employees to the Company’s awards under the Plan as of September 30, 2005 is presented below (shares in millions):

	Shares	Weighted Average Grant Date Fair Value
American Express Non-vested Awards Outstanding	1.8	$47.48
Conversion Factor (a)	1.6045
Ameriprise Non-vested Awards Outstanding	2.8	$29.59

(a)     Conversion factor for number of shares is the ratio of the American Express pre-distribution closing stock price ($57.44) to the Company’s post-distribution stock price ($35.80).

The Company expensed $15 million and $10 million for the three months ended September 30, 2005 and 2004, respectively, and $39 million and $30 million for the nine months ended September 30, 2005 and 2004, respectively, related to American Express stock options granted to the Company’s employees January 1, 2003 or later and all American Express restricted stock awards granted to the Company’s employees.  The total income tax benefit recognized by the Company for American Express stock options and restricted stock awards granted to the Company’s employees was $5 million and $4 million for the three months ended September 30, 2005 and 2004, respectively, and $14 million and $11 million for the nine months ended September 30, 2005 and 2004, respectively.

As of September 30, 2005, there was $106 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.6 years.

10.  Commitments and Contingencies

The SEC, the National Association of Securities Dealers (NASD) and several state attorneys general have brought proceedings challenging several mutual fund industry practices, including late trading, market timing, and disclosure of revenue sharing arrangements, which are paid by fund advisors or companies to brokerage firms who agree to sell those funds.  The Company has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

On March 21, 2005, the Company’s broker-dealer subsidiary entered into an agreement with the NASD to settle alleged violations of NASD rules arising from the sale to customers of B mutual fund shares between January 1, 2002 and July 31, 2003.  The Company’s agreement with the NASD is one of several that the NASD entered into with certain brokerage firms regarding allegedly inappropriate sales of B shares.  Under the terms of the settlement, the Company consented to the payment of a fine to the NASD in the amount of $13 million.  The Company established reserves in prior quarters to cover the payment of the fine.  The Company also agreed to offer certain customers who purchased B shares in any fund family from January 1, 2002 through the date of the settlement and continued to hold such shares the option of converting their B shares into a number of A shares equal to (x) the number of A shares that the customer could have purchased on the date(s) that they purchased their B shares plus (y) any shares reflecting reinvestment of dividends.  The Company agreed to pay cash to certain customers who have sold a portion or all of their B shares in order to put them in substantially the same financial position (based on actual fund performance and redemption value) in which such customers would have been had the customers purchased A shares instead of B shares.

In July 2005, the Company settled an action brought by the New Hampshire Bureau of Securities Regulation (the NHBSR) alleging that the Company failed to disclose revenue sharing and directed brokerage payments received from non-proprietary mutual funds, and failed to disclose incentives for advisors to sell proprietary products and other alleged conflicts of interest.  The Company has completed payment of $5 million in fines and penalties to the NHBSR and the reimbursement of the costs incurred by the NHBSR for its investigation.  The Company is cooperating with the NHBSR to make payment of up to $2 million in restitution to New Hampshire customers who meet specified criteria.

The Company has received requests for information from the SEC, NASD and various state regulatory authorities on a variety of activities and practices, including sales of other companies’ REIT shares, sales of its mutual funds and non-cash compensation paid to its financial advisors and is cooperating fully with the applicable regulators regarding their requests for information.

The Company has reached a comprehensive settlement regarding the consolidated securities class action lawsuit filed against the Company, its former parent and affiliates in October 2004 called, “In re American Express Financial Advisors Securities Litigation.”  The settlement, under which the Company denies any liability, includes a one-time payment of $100 million to the class members.  The settlement is subject to court approval.  The class members include individuals who purchased mutual funds in the Company’s Preferred Provider Program, Select Group Program, or any similar revenue sharing program; purchased mutual funds sold under the American Express ® or AXP ® brand; or purchased for a fee financial plans or advice from the Company between March 10, 1999 and through the date on which a formal stipulation of settlement is signed.  The Company’s litigation reserve is sufficient to cover the contingent liability for the settlement.  The reserve for this litigation was increased by $70 million pretax, $46 million after-tax, at September 30, 2005 from the reserve at June 30, 2005.  The impact of this reserve increase is reflected as an expense on the Company’s statement of operations for the quarter ended September 30, 2005.

In November 2002, a suit, now captioned Haritos et al. v. American Express Financial Advisors, Inc., was filed in the United States District Court for the District of Arizona. The suit was filed by plaintiffs who purport to represent a class of all persons that have purchased financial plans from the Company’s advisors from November 1997 through July 2004. Plaintiffs allege that the sale of the plans violates the Investment Advisers Act of 1940, or the IAA. The suit seeks an unspecified amount of damages, rescission of the investment advisor plans and restitution of monies paid for such plans.  In February 2005, the Court denied the Company’s motion to dismiss the Second Amended Complaint.  The Company has filed a motion to stay the Haritos proceedings pending approval of the settlement in In re American Express Financial Advisors Securities Litigation.  Plaintiffs have opposed the motion.

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors, Inc. was filed in the United States District Court for the District of Arizona. The plaintiffs allege that they are investors in several AXP mutual funds and they purport to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940. The plaintiffs allege that fees allegedly paid to the defendants by the funds for investment advisory and administrative services are excessive. The plaintiffs seek remedies including restitution and rescission of investment advisory and distribution agreements. The plaintiffs voluntarily agreed to transfer this case to the United States District Court for the District of Minnesota. In response to our motion to dismiss the complaint, the Court dismissed one of plaintiffs’ four claims and granted plaintiffs limited discovery.

From time to time, the Company is involved in legal, regulatory and arbitration proceedings, including class actions concerning matters arising in connection with the conduct of its business activities.  These proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result.  An adverse outcome in one or more of these proceedings could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

The IRS routinely examines the Company’s federal income tax returns and recently completed its audit of the Company for the 1993 through 1996 tax years. The IRS is currently conducting an audit of the Company for the 1997 through 2002 tax years.  Management does not believe there will be a material adverse effect on the Company’s consolidated financial position and results of operations as a result of these audits.

11.  Retirement Plans and Other Profit Sharing Arrangements

The components of the net pension cost for all defined benefit plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2005	2004	2005	2004
Service cost	$9	$8	$26	$23
Interest cost	4	4	13	11
Expected return on plan assets	(5)	(5)	(14)	(14)
Amortization of prior service cost	(1)	(1)	(2)	(1)
Settlement/curtailment loss	1	1	2	2
Net periodic pension benefit cost	$8	$7	$25	$21

The net periodic postretirement benefit expense recognized for the three months ended September 30, 2005 and 2004 was $0.6 million and $0.2 million, respectively, and $1.7 million and $1.9 million for the nine months ended September 30, 2005 and 2004.

On September 30, 2005, the Company entered into an Employee Benefits Agreement (the EBA) with American Express that allocates certain liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the Distribution including the general treatment of outstanding American Express equity awards, certain outstanding annual and long-term incentive awards, existing deferred compensation obligations, and certain retirement and welfare benefit obligations.  The EBA provides that as of the date of the Distribution, Ameriprise generally will assume, retain and be liable for all wages, salaries, welfare, incentive compensation, and employee-related obligations and liabilities for all of its current and former employees.  The EBA also provides for the transfer of qualified plan assets and transfer of liabilities relating to the pre-distribution participation of Ameriprise’s employees in American Express’ various retirement, welfare, and employee benefit plans from such plans to the applicable plans Ameriprise has adopted for the benefit of its employees.

12.  Income Taxes

The Company’s effective tax rate was 32.2% during the three months ended September 30, 2005 compared to 27.7% during the three months ended September 30, 2004. The increased effective tax rate reflects a $20 million tax expense applicable to prior years partially offset by a $7 million tax benefit related to the finalization of the prior year tax return, as well as relatively lower levels of pretax income compared to tax-advantaged items in 2005.  The Company’s effective tax rate was 27.7% during the nine months ended September 30, 2005, which resulted from relatively lower levels of pretax income compared to tax-advantaged items in 2005, reflecting 2005 separation costs, and a $3 million tax benefit resulting from an IRS audit of previous years’ tax returns.  Additionally, as noted above, there was a $20 million tax expense applicable to prior years and a $7 million tax benefit related to the finalization of the prior year tax return, as well as, non-tax deductible charges that the Company does not expect to occur in future periods.  The Company’s effective tax rate was 29.7% during the nine months ended September 30, 2004, which reflects a $16 million tax expense due to required amendments to prior year tax returns.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Among our deferred tax assets is a significant deferred tax asset relating to capital losses realized for tax return purposes and capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.  The Company has less than $50 million in capital loss carryforwards that must be utilized by December 31, 2005, as well as additional capital loss carryforwards that expire December 31, 2009.  Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established.

As a result of our separation from American Express, the Company will be required to file a short period income tax return through September 30, 2005 which will be included as part of the American Express consolidated income tax return for the year ending December 31, 2005.  The Company will also be required to file two separate short period consolidated income tax returns for the period October 1, 2005 through December 31, 2005, one including our life insurance subsidiaries and one for all of the non-life insurance companies required to be included in a consolidated income tax return.

On September 30, 2005, the Company entered into a Tax Allocation Agreement (the Tax Allocation Agreement) with American Express.  The Tax Allocation Agreement governs the allocation of consolidated

U.S. federal and applicable combined or unitary state and local income tax liability as between American Express and the Company for tax periods prior to September 30, 2005, and in addition provides for certain restrictions and indemnities in connection with the tax treatment of the Distribution and addresses other tax-related matters.

13.  Earnings per Common Share

Basic and diluted earnings per share are calculated by dividing historical earnings for the three months and nine months ended September 30, 2005 and 2004 by the actual shares outstanding for all periods presented as retroactively adjusted for the stock split.  The Company had no dilutive shares outstanding for all periods as all share-based compensation was granted on American Express common shares and, as a result, there were no share-based awards outstanding until the September 30, 2005 conversion discussed in Note 9.  The computations of basic and diluted EPS for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2005	2004	2005	2004
Numerator:
Income before discontinued operations and accounting change	$123	$188	$447	$599
Discontinued operations, net of tax	2	11	16	31
Cumulative effect of accounting change, net of tax	—	—	—	(71)
Net income	$125	$199	$463	$559

Denominator:
Basic and Diluted: Weighted-average shares outstanding during the period	246	246	246	246

Basic and Diluted EPS:
Income before discontinued operations and accounting change	$0.50	$0.77	$1.80	$2.43
Discontinued operations, net of tax	—	0.04	0.07	0.13
Cumulative effect of accounting change, net of tax	—	—	—	(0.29)
Net income	$0.50	$0.81	$1.87	$2.27

14.  Derivatives and Hedging Activities

During June 2005, the Company entered into $1.5 billion notional forward starting interest rate swaps to hedge its interest rate risk associated with the forecasted issuance of $1.5 billion of long-term debt.  No portions of the swaps were excluded from the assessment of hedge effectiveness.  The loss resulting from ineffectiveness associated with this cash flow hedge was not material and was reclassified out of other comprehensive income and reflected as an expense in the third quarter.

15.  Segment Information

The Company has two main operating segments: (i) Asset Accumulation and Income and (ii) Protection.  These two operating segments are aligned with the financial solutions the Company offers to address its clients’ needs.  The Asset Accumulation and Income business offers mutual funds, annuities and other asset accumulation and income management products and services to retail clients through its advisor network.  The Company also offers its annuity products through outside channels, such as banks and broker-dealer networks.  This operating segment also serves institutional clients in the separately managed account, sub-advisory and 401(k) markets, among others.  The Protection segment offers various life insurance, disability income and long-term care, and brokered insurance products through the Company’s advisor network.  The Company also offers personal auto and home insurance products on a direct basis to retail clients principally through its strategic marketing alliances.

The Company also has a Corporate and Other segment, which consists of income derived from corporate level assets and unallocated corporate expenses, primarily separation costs, as well as the results of its subsidiary, Securities America Financial Corporation, which operates its own independent separately branded distribution platform.  The Corporate and Other segment also includes the assets representing capital that has not been allocated to any other segment.  Financial results of the corporate and other segment primarily reflect the Company’s financing activities (including interest expense), income on capital not allocated to other segments, income tax risks and certain income, expenses and other after-tax adjustments not allocated to the segments based on the nature of such items.

The following is a summary of assets by operating segment:

	September 30,	December 31,
(Millions)	2005	2004

Asset accumulation and income	$73,983	$69,516
Protection	16,326	13,465
Corporate and other	1,965	4,259
Assets of discontinued operations	—	5,873
Total assets	$92,274	$93,113

The following is a summary of segment activity for the three months ended September 30:

(Millions)	Asset Accumulation and Income	Protection	Corporate and Other	Eliminations	Consolidated

2005- Segment Data
Revenue from external customers	$1,303	$454	$116	$—	$1,873
Intersegment revenue	2	6	—	(8)	—
Total revenues	1,305	460	116	(8)	1,873
Amortization expense (a)	83	(20)	1	—	64
Total expenses	1,139	324	237	(8)	1,692
Income before income tax provision and discontinued operations	$166	$136	$(121)	$—	$181
Income tax provision					58
Income before discontinued operations					123
Discontinued operations, net of tax					2
Net income					$125

2004- Segment Data
Revenue from external customers	$1,128	$489	$95	$—	$1,712
Intersegment revenue	—	—	1	(1)	—
Total revenues	1,128	489	96	(1)	1,712
Amortization expense (a)	93	29	—	—	122
Total expenses	971	355	126	(1)	1,451
Income before income tax provision and discontinued operations	$157	$134	$(30)	$—	$261
Income tax provision					73
Income before discontinued operations					188
Discontinued operations, net of tax					11
Net income					$199

(a) Represents the amortization expense for deferred acquisition costs, deferred sales inducement costs and intangible assets.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of segment activity for the nine months ended September 30:

(Millions)	Asset Accumulation and Income	Protection	Corporate and Other	Eliminations	Consolidated
2005- Segment Data
Revenue from external customers	$3,784	$1,466	$365	$—	$5,615
Intersegment revenue	2	15	1	(18)	—
Total revenues	3,786	1,481	366	(18)	5,615
Amortization expense (a)	305	61	1	—	367
Total expenses	3,302	1,117	596	(18)	4,997
Income before income tax provision and discontinued operations	$484	$364	$(230)	$—	$618
Income tax provision					171
Income before discontinued operations					447
Discontinued operations, net of tax					16
Net income					$463
2004- Segment Data
Revenue from external customers	$3,432	$1,428	$324	$—	$5,184
Intersegment revenue	1	—	1	(2)	—
Total revenues	3,433	1,428	325	(2)	5,184
Amortization expense (a)	268	89	—	—	357
Total expenses	2,898	1,040	396	(2)	4,332
Income before income tax provision, discontinued operations and accounting change	$535	$388	$(71)	$—	$852
Income tax provision					253
Income before discontinued operations and accounting change					599
Discontinued operations, net of tax					31
Cumulative effect of accounting change, net of tax					(71)
Net income					$559

(a) Represents the amortization expense for deferred acquisition costs, deferred sales inducement costs and intangible assets.

16.  Regulatory Requirements

Certain of the Company’s wholly-owned subsidiaries are subject to regulatory capital requirements.  Actual capital and regulatory capital requirements for such subsidiaries were:

	Actual Capital As Of
(Millions)	September 30, 2005	December 31, 2004	Regulatory Capital
			Requirement
IDS Life Insurance Company(1)(4)	$3,583	$2,651	$746
American Enterprise Life Insurance Company(1)(4)	631	585	139
IDS Property Casualty Ins. Company(1)(5)	526	301	102
Ameriprise Certificate Company(2)(5)	351	327	342
AMEX Assurance Company(1)(4)	113	217	26
IDS Life Insurance Company of New York(1)(4)	241	238	44
Threadneedle Asset Management Holdings Ltd(3)	141	137	125
American Enterprise Investment Services(2)(5)	122	98	7
Ameriprise Financial Services, Inc(2)(5)	3	83	#
American Partners Life Insurance Company(1)(4)	66	59	11
American Centurion Life Assurance Company(1)(4)	61	53	14
Ameriprise Trust Company(5)	45	44	36
Securities America, Inc.(2)(5)	15	16	#

#	Amounts are less than $1 million and are nil due to rounding.
(1)	Actual capital is determined on a statutory basis.
(2)	Actual capital is determined on an adjusted U.S. GAAP basis.
(3)	Actual capital is determined on a U.K. GAAP basis. Both actual capital and regulatory capital requirements are as of June 30, 2005, based on the most recent required U.K. filing.
(4)	Regulatory capital requirement is based on the most recent statutory risk-based capital filing, as of December 31, 2004.
(5)	Regulatory capital requirement is based on applicable regulatory requirement, calculated as of September 30, 2005.

17.  Subsequent Event

On October 25, 2005, the Board of Directors of the Company declared a quarterly cash dividend of $0.11 per common share, payable November 18, 2005 to stockholders of record at the close of business on November 4, 2005.

On October 3, 2005, the Company granted 2.4 million stock options with a $35.04 exercise price and 0.7 million restricted stock awards to certain employees pursuant to the 2005 Incentive Compensation Plan in recognition for efforts in completing the Distribution.  The stock options and restricted stock awards vest ratably over four years.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our consolidated financial statements and related notes presented in Item 1 (consolidated financial statements) and Management’s Discussion and Analysis (MD&A) in our Form 10 filed August 19, 2005 with the Securities and Exchange Commission (SEC). The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below under “Forward-Looking Statements.”

Overview

We are a financial planning and financial services company that offers solutions for our clients’ asset accumulation, income management and protection needs. As of September 30, 2005, we had approximately 2.8 million individual, business and institutional clients and a network of over 12,000 financial advisors and registered representatives, including registered representatives of our Securities America Financial Corporation subsidiary (SAI), who provide personalized financial planning, advisory and brokerage services.

We have two main operating segments aligned with the financial solutions we offer to address our clients’ needs:

•              Asset Accumulation and Income.  This segment consists of our asset accumulation and income business, which offers a broad array of asset accumulation and income management products and services to help our clients address identified financial objectives. This operating segment also serves institutional clients in the separately managed account, sub-advisory and 401(k) markets, among others. We earn revenues in our asset accumulation and income segment primarily through fees we receive based on managed assets, the net investment income we earn on assets on our balance sheet and distribution fees we earn on sales of mutual funds and other products.

•              Protection.  This segment consists of our protection business, which offers a variety of protection products, including life, disability income, long-term care and personal auto and home insurance to address the identified protection and risk management needs of our retail clients. We earn revenues in this operating segment primarily through premiums and fees that we receive to assume insurance-related risk and net investment income we earn on assets on our balance sheet related to this segment.

Our third operating segment, Corporate and Other, consists of income derived from corporate level assets, results from SAI, and unallocated corporate expenses, primarily costs associated with the separation and distribution.

The Separation from American Express

On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in our company through a tax-free distribution to American Express shareholders. The distribution was completed on September 30, 2005.  We have incurred separation and distribution related expenses associated with establishing ourselves as an independent company.

Basis of Presentation

In connection with the separation and distribution, we prepared our consolidated financial information as if we had been a stand-alone company for the periods presented. In the preparation of our consolidated financial information, we made certain allocations of expenses that our management believes to be a reasonable reflection of costs we would have otherwise incurred as a stand-alone company but that were paid by American Express. For more information regarding these allocations made in connection with the preparation of our consolidated financial statements, see Note 1 to our consolidated financial statements.

The financial information presented herein may not be indicative of our consolidated financial position, operating results or cash flows in the future or what our consolidated financial position, operating results or cash flows would have been had we been a separate, stand-alone entity during the periods presented.

Capital Contribution

In connection with the separation and distribution, American Express provided us a capital contribution of approximately $1.1 billion. The capital contribution was intended to provide adequate support for a senior debt rating of our company on the distribution date that allows us to have efficient access to the capital markets, support the current financial strength ratings of our insurance subsidiaries and cover the separation costs described above. Subsequent to receiving capital from American Express, we contributed $650 million to our subsidiary IDS Life.

New Financing Arrangements

We filed a registration statement on Form S-3 with the SEC in anticipation of issuing long-term senior debt of approximately $1.5 billion to replace the existing bridge loan, which was drawn on September 28, 2005 (see Note 5 to the consolidated financial statements) to repay American Express for inter-company loans, and for other corporate purposes.  The registration statement relating to the long-term senior debt securities has been filed with the SEC and has been declared effective. This does not constitute an offer to sell or the solicitation of an offer to buy such securities.  In September we also obtained an unsecured revolving credit facility for $750 million expiring in September 2010 from various third party financial institutions and as of September 30, 2005, there was no draw on the credit facility.

Replacement of Services and Operations Provided by American Express

American Express has historically provided a variety of corporate and other support services for our businesses, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal, procurement and other services.  American Express will continue to provide us with many of these services pursuant to a transition services agreement.  Those services will generally be provided for a term that began on the date of the separation and distribution and will expire on the earlier to occur of the second anniversary of the separation and distribution date or the date of termination of a particular service pursuant to the transition services agreement.  In certain instances we will arrange to procure other services pursuant to arrangements with third parties or through our own employees. Other than technology-related expenses, we currently expect that the aggregate costs we will pay to American Express under the transition services agreement for continuing services and the costs for establishing or procuring the services that have historically been provided by American Express will not significantly differ from the amounts reflected in our historical consolidated financial statements. However, we do expect to incur significant non-recurring costs for advertising and marketing to establish our new brands and to build our own technology infrastructure.

Marketing and Re-Branding.  As part of the separation, we have entered into a marketing and branding agreement with American Express that grants us the right to use the “American Express” brand name and logo in a limited capacity for up to two years from the distribution date in conjunction with our brand name and logo and, in the names of certain of our products, services and subsidiaries for transitional purposes.  The agreement also provides for various reciprocal marketing arrangements and services between the parties. We do not expect to make any significant cash payments to American Express in connection with the marketing and branding agreement.

Technology.  As a stand-alone company, we are installing and implementing information technology infrastructure to support our business functions, including accounting and financial reporting, customer service and distribution, as well as other significant investments to enhance our capabilities as an independent business.

Other Factors Affecting our Financial Information and Results of Operations

In addition to the separation and distribution from American Express, the following had a material impact on the comparability of, and are important to an understanding of, our financial condition and results of operations for the periods discussed below.

Equity Markets and Interest Rates

Equity markets and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management fees we earn and the “spread” income generated on our annuities, face-amount certificates and universal life-type products. Asset management fees, which we include in management, financial advice and services fees, are generally based on the market value of the assets we manage. The interest spreads we earn on our annuity, protection and face-amount certificate products are the difference between the returns we earn on the investments that support our obligations on these products and the amounts we must credit contractholders and policyholders.

Improvements in equity markets generally lead to increased value in our managed assets, while declines in equity markets generally lead to decreased value in our managed assets. Average equity markets were higher in the first nine months of 2005 compared to the first nine months of 2004, resulting in a favorable impact to our management fee revenue.

Interest rate spreads contracted in the first nine months of 2005 compared to the first nine months of 2004, primarily due to rising short-term interest rates, which drove higher crediting rates on our base-amount certificate products.

For additional information regarding our sensitivity to equity risk and interest rate risk, see “Qualitative and Quantitative Disclosures about Market Risks” below.

Net Flows

Our owned, managed and administered assets are impacted by market movements and net flows of client assets. Net flows of client assets is a measure of new sales of, or deposits into, our products offset by redemptions of, or withdrawals from, our products. Net flows can have a significant impact on our results of operations due to their impact on our management fee revenues and interest spreads we earn based on our owned, managed and administered assets. Since January 2004, in the aggregate, we have experienced net inflows in our protection, variable annuity, face-amount certificate, wrap account and other companies’ products we offer. During the same time period, we experienced significant net outflows in our proprietary mutual fund and institutional product offerings.

Recent Accounting Pronouncements

Refer to Recently Issued Accounting Standards in Note 2 to the consolidated financial statements.

Consolidated Results of Operations

Three Month Results of Operations

The following tables present our unaudited consolidated results of operations, information regarding our cash sales and our aggregate owned, managed and administered assets for the periods indicated. We include both of these additional operating statistics as we believe they are useful to an understanding of our results of operations. Cash sales represent cash received from clients for purchases of our asset accumulation and income products, as well as expected annual premiums for our protection products. Cash sales directly impact various revenue items in addition to being a significant factor in changes to our owned, managed and administered assets.

	Three Months Ended September 30,
	2005	2004	% Change(a)
	Unaudited (Dollars in Millions)
Revenues:
Management, financial advice and service fees	$687	$550	25%
Distribution fees	296	248	19%
Net investment income	561	520	8%
Premiums	202	262	(23)%
Other revenues	127	132	(3)%
Total revenues	1,873	1,712	9%
Expenses:
Compensation and benefits
Field	408	311	31%
Non-field	295	249	19%
Total compensation and benefits	703	560	26%
Interest credited to account values	337	302	11%
Benefits, claims, losses and settlement expenses	190	205	(8)%
Amortization of deferred acquisition costs	49	108	(55)%
Interest and debt expense	16	13	27%
Separation costs	92	—	#
Other expenses	305	263	16%
Total expenses	1,692	1,451	17%
Income before income tax provision and discontinued operations	181	261	(31)%
Income tax provision	58	73	(20)%
Income from continuing operations	123	188	(35)%
Income from discontinued operations	2	11	(87)%
Net income	$125	$199	(38)%
Cash sales—product:
Mutual funds *	$6,469	$5,634	15%
Annuities	2,483	1,887	32%
Investment certificates **	1,386	1,786	(22)%
Life insurance and other protection products	273	306	(11)%
Institutional products and services ***	846	1,664	(49)%
Other	949	991	(4)%
Total cash sales	$12,406	$12,268	1%
Percentage of cash sales generated by branded financial advisors	49%	44%

(a) Percentage change calculated using thousands.

# Variance 100% or greater.

*	Excludes non proprietary sales within our wrap accounts.
**	Includes cash sales from AEIDC through July 31, 2005 and the entire period ending September 30, 2004.
***	Includes separately managed accounts and alternative investments.

	As of September 30,
	2005	2004	% Change(a)
	(Dollars in Billions)
Owned, Managed and Administered Assets

Owned Assets:
Managed owned assets
Separate accounts	$39.8	$32.4	23%
Investments	39.5	39.1	1%
Total managed owned assets	79.3	71.5	11%
Other(b)	6.8	5.8	17%
Total owned assets	86.1	77.3	11%

Managed Assets:
Managed Assets—Retail
RiverSource (RVS) Mutual Funds	$59.4	$63.3	(6)%
Threadneedle Mutual Funds	13.4	10.8	24%
Wrap Account Assets—Other company products	43.7	29.3	49%
Total managed assets—retail	116.5	103.4	13%
Managed Assets—Institutional
Separately Managed Accounts/Sub-Advisory	19.7	20.1	(2)%
Other Institutional	7.5	9.2	(18)%
Threadneedle Separately Managed Accounts/Sub-Advisory	102.9	92.5	11%
Total managed assets—institutional	130.1	121.8	7%
Managed Assets-Retirement Services
Collective Funds	11.3	12.1	(7)%
Corporate, other	6.8	4.8	41%
Managed Assets—Eliminations(c)	(4.6)	(5.9)	25%
Total managed assets	260.1	236.2	10%
Administered Assets	74.4	65.2	14%
Total Owned, Managed and Administered Assets	$420.6	$378.7	11%

(a)	Percentage change calculated using thousands.
(b)	Includes cash and cash equivalents, restricted and segregated cash and receivables.
(c)	Includes eliminations from managed assets for owned assets invested in our managed products and separately managed accounts and among managed assets for RVS Fund assets sub-advised by Threadneedle.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Overall

Income before discontinued operations was $123 million for the third quarter, down $65 million or 35% from $188 million a year ago. Included in consolidated income before discontinued operations was income from AMEX Assurance of $3 million and $27 million for the quarters ended September 30, 2005 and 2004, respectively.  Also included in the third quarter of 2005 were non-recurring separation costs of $59 million (after-tax).

Other significant items included in net income before discontinued operations for the third quarter of 2005 is a $70 million expense, $46 million after-tax, related to the comprehensive settlement of the consolidated securities class action lawsuit (see Note 10 to consolidated financial statements).  Also included in the quarter is an after-tax benefit of $44 million from the annual Deferred Acquisition Cost (DAC) assessment, $13 million in tax expenses related to the finalization of prior period tax returns and $4 million in after-tax realized net investment losses. Included in third quarter 2004 were $22 million in after-tax regulatory and legal costs, an after-tax benefit of $15 million from the annual DAC assessment and $7 million in after-tax realized net investment gains.

Revenues

Consolidated revenues increased $161 million or 9% to $1.9 billion, up from $1.7 billion in the year ago quarter. Included in consolidated revenues for the three month periods ended September 30, 2005 and 2004 are AMEX Assurance-related revenues of $(12) million and $67 million, respectively.

Management, financial advice and service fees increased $137 million or 25% to $687 million, driven by higher assets under management, including the impact of market appreciation, Threadneedle hedge fund performance fees and greater SPS wrap fees. The impact of changes attributable to AMEX Assurance was immaterial.

Distribution fees increased $48 million or 19% to $296 million, as a result of an increase in fees from retail brokerage activity.  This was primarily driven by increases in sales of other companies’ funds, increased revenue sharing due to higher sales volumes and an increase in sales from SAI.  These increases were partially offset by decreases in proprietary fund sales and other companies’ real estate investment trust (REIT) products.  AMEX Assurance had no impact on distribution fees.

Net investment income increased $41 million or 8% to $561 million, driven by higher asset levels. Included in net investment income are $6 million in net investment losses, which compares to $11 million of net investment gains from the third quarter of 2004. During the three months ended September 30, 2005, gross gains and losses on the sale of available-for-sale securities were $13 million and $20 million, respectively, and other-than-temporary impairments were $1 million.  This compares to gross gains and losses on the sale of available-for-sale securities of $15 million and $6 million, respectively, and other-than-temporary impairments of less than $1 million for the three months ended September 30, 2004.  Losses generated on sales of available-for-sale securities for the three months ended September 30, 2005 are primarily attributed to the expected run-off of certificates sold by our subsidiary Ameriprise Certificate Company through American Express Bank International, a subsidiary of American Express. The impact of changes attributable to AMEX Assurance was immaterial.

Premiums declined $60 million or 23% to $202 million primarily due to the ceding of the AMEX Assurance business to American Express effective July 1, 2005. Third quarter 2004 revenues included $62 million of premiums related to AMEX Assurance and third quarter 2005 revenues included $(15) million of premiums related to AMEX Assurance. Partially offsetting the decreases related to AMEX Assurance is a $17 million or 16% increase in our home and auto insurance sales, most notably from the Costco alliance, which is up for renewal in January 2006.

Expenses

Consolidated expenses totaled $1.7 billion for the three months ended September 30, 2005, up $241 million or 17% from $1.5 billion for the three months ended September 30, 2004. This increase includes $92 million in non-recurring separation costs and $70 million related to the comprehensive settlement of the consolidated securities class action lawsuit.  Total expenses also include $(15) million and $27 million of AMEX Assurance-related expenses for the three months ended September 30, 2005 and 2004, respectively.

Compensation and benefits – field increased $97 million or 31% to $408 million, primarily due to increased sales. Additionally, $34 million was related to ceding commissions paid by the Company for the AMEX Assurance reinsurance contracts.

Compensation and benefits – non-field increased $46 million or 19% to $295 million due to increased management incentives, higher benefit costs and merit adjustments. One of the principal drivers of the $27 million increase in management incentives was strong hedge fund performance at Threadneedle. The impact of changes attributable to AMEX Assurance was immaterial.

Interest credited to account values increased $35 million or 11% to $337 million due to higher interest crediting rates and volume growth on investment certificate products.  AMEX Assurance had no impact on interest credited to account values.

Benefits, claims, losses and settlements declined $15 million or 8% to $190 million, primarily reflecting a $60 million decline from the impact of ceding of AMEX Assurance reserves, which was offset by increases driven by higher average home and auto insurance policies in force and higher life and health expenses, due to increased in-force levels and a $13 million maintenance reserve adjustment.

Amortization of DAC declined $59 million or 55% to $49 million primarily as a result of a $67 million expense reduction resulting from the annual DAC assessment performed in the third quarter of 2005, compared to a $24 million DAC amortization expense reduction in the third quarter of 2004. As disclosed in prior periods, we annually perform a comprehensive review in the third quarter of each year and update various DAC assumptions, such as persistency, mortality rate, interest margin and maintenance expense level assumptions. The impact on results from operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period. As a result of these reviews, we took actions in 2005 and 2004 that impacted the DAC balances and expenses.

The $67 million DAC amortization expense reduction in the third quarter of 2005 consisted of:

•      a $32 million reduction reflecting changes in previously assumed mortality rates;

•      a $33 million reduction reflecting lower than previously assumed surrender rates and higher associated surrender charges;

•      a $6 million reduction from improved average fee revenues;

•      a $5 million reduction from the annual extension of the mean reversion period by one year; and

•      a $9 million increase reflecting changes from previously assumed interest rate spreads, modeling changes, account maintenance expenses, and other miscellaneous items.

The $24 million DAC amortization expense reduction in the third quarter of 2004 consisted of:

•      a $4 million reduction reflecting changes in previously assumed mortality rates;

•      a $13 million reduction reflecting changes from previously assumed surrender and lapse rates;

•      a $3 million reduction from the annual extension of the mean reversion period by one year; and

•      a $4 million reduction reflecting higher than previously assumed interest rate spreads and other miscellaneous items.

DAC amortization related to AMEX Assurance was nil for the third quarter of 2005 compared to $8 million for the same period one year ago.

Interest and debt expense increased $3 million or 27% to $16 million reflecting higher short-term interest rates and higher average levels of debt during the third quarter of 2005 compared to the third quarter of 2004.  AMEX Assurance had no impact on interest and debt expense.

Other expenses increased $42 million or 16% to $305 million including the previously mentioned $70 million pretax charge related to the settlement of a class action lawsuit. Partially offsetting this was an $8 million decrease in other expenses related to AMEX Assurance, which had $1 million in other expenses for the third quarter of 2005 versus $9 million for the same period one year ago, and an approximately $24 million decrease in regulatory expenses compared to the third quarter of 2004.

Separation costs incurred during the quarter of $92 million pretax ($59 million after-tax) were primarily related to advisor retention program costs, technology costs and costs associated with establishing the Ameriprise Financial brand.

Income Taxes

Income taxes decreased to $58 million for the three months ended September 30, 2005, down from $73 million during the three months ended September 30, 2004. Our effective tax rate increased to 32.2% in the three months ended September 30, 2005 compared to 27.7% during the three months ended September 30, 2004. The increased effective tax rate resulted from a $20 million tax expense applicable to prior years, partially offset by a $7 million tax benefit related to the finalization of prior year tax returns, as well as relatively lower levels of pretax income compared to tax-advantaged items in 2005.

Nine Months Results of Operations

The following tables present our unaudited consolidated results of operations and information regarding our cash sales for the periods indicated. For additional information refer to the table with aggregate owned, managed and administered assets under the Three Months Results of Operations.  We believe these additional operating statistics are useful to an understanding of our results of operations. Cash sales represent cash received from clients for purchases of our asset accumulation and income products, as well as expected annual premiums for our protection products. Cash sales directly impact various revenue items in addition to being a significant factor in changes in our owned, managed and administered assets.

	Nine Months Ended September 30,
	2005	2004	% Change(a)
	Unaudited (Dollars in Millions)
Revenues:
Management, financial advice and service fees	$1,927	$1,642	17%
Distribution fees	873	834	5%
Net investment income	1,667	1,566	6%
Premiums	751	759	(1)%
Other revenues	397	383	4%
Total revenues	5,615	5,184	8%
Expenses:
Compensation and benefits
Field	1,141	992	15%
Non-field	854	698	23%
Total compensation and benefits	1,995	1,690	18%
Interest credited to account values	976	926	5%
Benefits, claims, losses and settlement expenses	646	605	7%
Amortization of deferred acquisition costs	319	312	2%
Interest and debt expense	52	37	41%
Separation costs	168	—	#
Other expenses	841	762	10%
Total expenses	4,997	4,332	15%
Income before income tax provision, discontinued operations and accounting change	618	852	(27)%
Income tax provision	171	253	(32)%
Income before discontinued operations and accounting change	447	599	(25)%
Income from discontinued operations	16	31	(49)%
Cumulative effect of accounting change, net of tax	—	(71)	#
Net income	$463	$559	(17)%
Cash sales—product:
Mutual funds *	$18,705	$18,859	(1)%
Annuities	6,939	5,985	16%
Investment certificates **	5,508	4,555	21%
Life insurance and other protection products	913	874	4%
Institutional products and services ***	5,123	5,920	(13)%
Other	2,955	3,400	(13)%
Total cash sales	$40,143	$39,593	1%
Percentage of cash sales generated by branded financial advisors	47%	45%

(a)                   Percentage change calculated using thousands.

#                      Variance 100% or greater.

*          Excludes non proprietary sales within our wrap accounts.

**        Includes cash sales from AEIDC through July 31, 2005 and the entire period ending September 30, 2004.

***      Includes separately managed accounts and alternative investments.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Overall

Income before discontinued operations and accounting change was $447 million for the nine months ended September 30, 2005, down $152 million or 25% from $599 million the same period a year ago.  Included in consolidated income before discontinued operations is income from AMEX Assurance of $56 million and $79 million for the nine months ended September 30, 2005 and 2004, respectively.  Also included in 2005 are non-recurring separation costs of $109 million (after-tax).

Revenues

Total revenues were $5.6 billion for the nine months ended September 30, 2005, a $431 million or 8% increase compared to $5.2 billion for the nine months ended September 30, 2004. This increase was primarily due to increased management, financial advice and services fees and higher net investment income.  Partially offsetting these increases was a $61 million decrease in revenues associated with AMEX Assurance, which had revenues of $138 million in the nine months ended September 30, 2005, versus $199 million in the same period a year ago.

Management, financial advice and service fees increased by $285 million or 17% to $1.9 billion in the first nine months of 2005 compared to $1.6 billion in the first nine months of 2004, primarily as a result of increased revenues from wrap accounts of $107 million, increased advisory and trust fees of $99 million, including management fees from Threadneedle, and increased fee revenues from separate account assets of $53 million, each of which reflect an increase in average levels of managed assets. The higher average managed assets in wrap accounts and separate accounts primarily resulted from net inflows and to a lesser extent higher average equity values. The increase in higher average managed assets at Threadneedle is primarily due to higher average equity values and net inflows, and to a lesser extent, hedge fund performance and favorable currency translation effects due to the appreciation of the pound sterling against the U.S. dollar. The remaining increase was primarily due to a $28 million increase in financial planning fees.  The impact of changes attributable to AMEX Assurance was immaterial.

Distribution fees were $873 million in the first nine months of 2005, a $39 million or 5% increase compared to $834 million in the first nine months of 2004. The increase was primarily due to an increase in fees from retail brokerage activity of $79 million, which includes increased sales of other companies’ funds, revenue sharing fees due to higher sales volumes and SAI activity.  These increases were offset by a $21 million decrease in fees from sales of other companies’ REIT products and a $24 million decrease in sales of proprietary mutual funds.  AMEX Assurance had no impact on distribution fees.

Net investment income increased $101 million, or 6%, to $1.7 billion in the first nine months of 2005 compared to $1.6 billion in the first nine months of 2004, due to increased net investment gains and greater interest and dividend income as a result of higher average levels of owned assets.  Levels of owned assets increased principally as a result of increased sales on certificate products due to a sales promotion in the second half of 2004 that ended in the first quarter of 2005. A portion of the increase was also due to a $36 million gain related to the sale of all of our interest in a CDO securitization trust, and to a lesser extent, $14 million of pretax income related to the liquidation of two SLTs consolidated in connection with our adoption of FIN 46, compared to a $24 million charge in 2004 related to the liquidation of another SLT.  During the first nine months of 2005, gross gains and losses on the sale of available-for-sale securities were $107 million and $57 million, respectively, and other-than-temporary impairments were $2 million. This compares to the first nine months of 2004 gross gains and losses on the sale of available-for-sale securities of $46 million and $15 million, respectively, and other-than-temporary impairments of $1 million.  The impact of changes attributed to AMEX Assurance was immaterial.

Premiums were $751 million for the first nine months of 2005, an $8 million or 1% decrease compared to $759 million in the first nine months of 2004. This decrease was primarily due to a $70 million decrease in premiums related to AMEX Assurance, which had $117 million in premiums in the first nine months of 2005 compared to $187 million in the same period a year ago, partially offset by a $55 million, or 18%, increase in premiums from our personal auto and home protection products, most notably from our Costco alliance, and an $8 million increase in disability income premiums.

Other revenues increased by $14 million or 4% to $397 million in the first nine months of 2005 compared to $383 million in the first nine months of 2004, due to a $13 million increase in cost of insurance charges received due to an overall 4% increase in inforce levels.  The impact of changes attributed to AMEX Assurance was immaterial.

Expenses

Total expenses were $5.0 billion for the nine months ended September 30, 2005, a $665 million or 15% increase compared to $4.3 billion for the nine months ended September 30, 2004. This increase was largely due to $305 million in increased compensation and benefits expenses and $168 million in costs related to the separation and distribution from American Express, as well as increased interest credited to account values.  Included in total expenses for the nine months ended September 30, 2005 and 2004 are $55 million and $81 million, respectively, of expenses related to AMEX Assurance.

Compensation and benefits – field increased by $149 million or 15% to $1.1 billion in the first nine months of 2005 compared to $992 million in the first nine months of 2004. The increase was primarily a result of higher commissions paid to financial advisors and registered representatives due to increased sales, as well as increased compensation and benefits costs for other field employees. In 2005, $34 million of the increase was attributed to AMEX Assurance.

Compensation and benefits – non-field increased by $156 million or 23% to $854 million in the first nine months of 2005 compared to $698 million in the first nine months of 2004.  The increase is due to increased management incentives, higher benefit costs and merit adjustments.  The $43 million increase in management incentives was in part due to strong asset management performance at Threadneedle.  AMEX Assurance had no impact on compensation and benefits – non-field.

Interest credited to account values increased by $50 million or 5% from $926 million in the first nine months of 2004 to $976 million in the first nine months of 2005. This increase reflected a $59 million net increase in interest credited on our investment certificate products as a result of higher crediting rates and volume growth in these products largely attributable to a recent promotion. The increases in interest credited on investment certificates and related reserves were partially offset by an $11 million decrease in interest credited on our fixed annuity products as a result of lower crediting rates.  AMEX Assurance had no impact on interest credited to account values.

Benefits, claims, losses and settlement expenses increased by $41 million or 7% to $646 million in the first nine months of 2005 from $605 million in the first nine months of 2004. Of the $41 million increase, $54 million was a result of higher average personal auto and home policies inforce, principally due to our Costco alliance, and $37 million of the increase was due to higher benefit expenses and reserves on life and long-term care insurance contracts.  These increases were offset by a $45 million decrease related to AMEX Assurance, which reflects $(12) million for the first nine months of 2005 compared to $33 million for the same period a year ago.

DAC amortization expense was $319 million in the first nine months of 2005, a $7 million or 2% increase over the $312 million DAC amortization expense in the first nine months of 2004. This increase was primarily due to a $66 million downward adjustment in the first nine months of 2004 related to the lengthening of the amortization period for certain protection and annuity products in conjunction with the adoption of SOP 03-1. This was partially offset by the impact of a $67 million DAC amortization expense reduction from the third quarter 2005 annual DAC assessment, compared to a $24 million DAC amortization expense reduction in the third quarter of 2004, as well as a $22 million decrease in the first nine months of 2005 compared to the same period in 2004 on mutual fund DAC amortization.  DAC amortization expense related to AMEX Assurance was $17 million for the first nine months of 2005 compared to $23 million in the same period a year ago.

Interest and debt expense increased by $15 million or 41% to $52 million in the first nine months of 2005 from $37 million in the first nine months of 2004, primarily as a result of increased borrowing under our debt arrangements with American Express.  For additional information, see “Liquidity and Capital Resources – Description of Indebtedness.”  AMEX Assurance had no impact on interest and debt expense.

Separation costs incurred year to date were $168 million pretax ($109 million after-tax), primarily related to advisor retention program costs, technology costs and costs associated with establishing the Ameriprise Financial brand.

Other expenses increased by $79 million or 10% to $841 million in the first nine months of 2005 compared to $762 million in the first nine months of 2004, primarily reflecting increased costs related to accruals for various legal and securities industry regulatory matters and increased professional services costs.  Partially offsetting this increase, AMEX Assurance had $14 million in other expenses during the first nine months of 2005 compared to $24 million for the same period in 2004.  For additional information relating to legal and securities industry regulatory matters, see Note 10 to the consolidated financial statements.

Income Taxes

Income taxes decreased to $171 million in the first nine months of 2005, down from $253 million in the first nine months of 2004. Our effective tax rate decreased to 27.7% in the first nine months of 2005 compared to 29.7% in the first nine months of 2004. The decreased effective tax rate resulted from lower levels of pretax income compared to tax-advantaged items in the first nine months of 2005 compared to the first nine months of 2004, reflecting 2005 separation costs and a $3 million tax benefit resulting from an IRS audit of previous years’ tax returns. Additionally, there was a $20 million tax expense applicable to prior years and a $7 million tax benefit related to the finalization of the prior year tax return, as well as, non-tax deductible charges in the first nine months of 2005 that are not expected to occur in future periods. Our effective tax rate in the first nine months of 2004 was negatively affected by a $16 million tax expense due to required amendments to prior year tax returns.

Results of Operations by Segment

Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004

The following tables present financial information by operating segment for the periods indicated.

	Three Months Ended September 30
	2005	2004	% Change(a)
	Unaudited (Millions)
Total revenues by segment:
Asset Accumulation and Income	$1,305	$1,128	16%
Protection	460	489	(6)%
Corporate and Other	116	96	21%
Eliminations	(8)	(1)	#
Consolidated	$1,873	$1,712	9%

Total expenses by segment:
Asset Accumulation and Income	$1,139	$971	17%
Protection	324	355	(9)%
Corporate and Other	237	126	91%
Eliminations	(8)	(1)	#
Consolidated	$1,692	$1,451	17%

Income before income tax provision and discontinued operations by segment:
Asset Accumulation and Income	$166	$157	7%
Protection	136	134	—
Corporate and Other	(121)	(30)	#
Consolidated	$181	$261	(31)%

(a)                   Percentage change calculated using thousands.

#                      Variance 100% or greater.

	As of September 30, 2005	As of December 31, 2004	% Change(a)
	Unaudited	Audited
	(Millions)
Total assets by segment:
Asset Accumulation and Income	$73,983	$69,516	6%
Protection	16,326	13,465	21%
Corporate and Other	1,965	4,259	(54)%
Assets of discontinued operations	—	5,873	#
Consolidated	$92,274	$93,113	(1)%

(a)                   Percentage change calculated using thousands.

#                      Variance 100% or greater.

Asset Accumulation and Income

The following table presents financial information for our Asset Accumulation and Income operating segment for the periods indicated.

	Three Months Ended September 30,		% Change(a)
	2005	2004
	Unaudited (Millions)
Revenues:
Management, financial advice and service fees	$611	$486	26%
Distribution fees	207	176	17%
Net investment income	479	450	7%
Other revenues	8	16	(45)%
Total revenues	1,305	1,128	16%
Expenses:
Compensation and benefits—field	252	221	14%
Interest credited to account values	299	261	15%
Benefits, claims, losses and settlement expenses	3	16	(82)%
Amortization of deferred acquisition costs	68	79	(16)%
Interest and debt expense	12	10	18%
Other operating expenses	505	384	32%
Total expenses	1,139	971	17%
Income before income tax provision and discontinued operations	$166	$157	7%

(a)                   Percentage change calculated using thousands.

#                      Variance 100% or greater.

Overall

Income from continuing operations before income tax provision and discontinued operations was $166 million for the third quarter, up $9 million or 7% from $157 million a year ago. The Asset Accumulation and Income segment was not impacted by the results of AMEX Assurance.

Revenues

Total revenues of $1.3 billion rose $177 million or 16% from $1.1 billion in the year ago quarter.  This was primarily attributable to a $125 million or 26% increase in management, financial advice and service fees driven by net inflows into our wrap accounts, separate account assets and Threadneedle mutual funds, as well as market appreciation.  Distribution fees grew $31 million or 17% to $207 million, on an increase in fees from retail brokerage activity driven by stronger sales.  Net investment income increased $29 million or 7% to $479 million, driven by higher average invested assets, offset by net realized investment losses of $8 million. The average yield on invested assets was the same in both periods.

Expenses

Total expenses of $1.1 billion rose $168 million or 17% from $971 million in the year ago quarter. This was primarily due to a $121 million or 32% increase in other operating expenses on higher non-field compensation and benefits attributable to this segment, as well as the $70 million expense related to the settlement of the class action lawsuit.  Additionally, interest credited to account values increased 15% to $299 million due to higher interest crediting rates and volume growth on investment certificate products.  Compensation and benefits – field rose 14% to $252 million reflecting higher commissions paid driven by stronger sales activity.  Offsetting these increases were a $13 million or 82% decrease in  benefits, claims, losses and settlements, primarily reflecting a decline of $12 million in the liability for future benefits under Guaranteed Minimum Withdrawal Benefit rider contracts as a result of changes in market conditions.  Amortization of DAC declined 16% to $68 million, including a $14 million amortization expense reduction resulting from the annual DAC assessment during the third quarter of 2005. This compared to an $8 million DAC amortization expense reduction from the annual DAC assessment performed in the third quarter of 2004.

Protection

The following table presents financial information for our Protection operating segment for the periods indicated.

	Three Months Ended September 30,
	2005	2004	% Change(a)
	Unaudited (Millions)
Revenues:
Management, financial advice and service fees	$17	$17	(1)%
Distribution fees	27	25	4%
Net investment income	90	82	9%
Premiums	217	262	(17)%
Other revenues	109	103	6%
Total revenues	460	489	(6)%
Expenses:
Compensation and benefits—field	57	23	#
Interest credited to account values	38	42	(11)%
Benefits, claims, losses and settlement expenses	187	190	(1)%
Amortization of deferred acquisition costs	(20)	29	#
Interest and debt expense	9	5	75%
Other operating expenses	53	66	(21)%
Total expenses	324	355	(9)%
Income before income tax provision and discontinued operations	$136	$134	—

(a)                   Percentage change calculated using thousands.

#                      Variance 100% or greater.

Overall

Income from continuing operations before income tax provision and discontinued operations was $136 million for the third quarter, compared to $134 million a year ago. AMEX Assurance contributed $3 million to pre-tax income for the third quarter of 2005, compared to $40 million for the third quarter of 2004.

Revenues

Total revenues of $460 million decreased $29 million or 6% from $489 million in the year ago quarter. AMEX Assurance revenues of $67 million were included in the year ago quarter but were reduced to $(12) million in the third quarter of 2005 due to the reinsurance agreement with American Express.  The primary driver of the decrease in revenues was a $45 million or 17% decrease in premiums.  This reflects a $62 million decrease in premiums related to AMEX Assurance, offset by a $17 million or 16% increase in premiums from home and auto. Other increases to revenues include an $8 million or 9% growth in investment income and a $6 million or 6% increase in other revenues due to higher insurance in-force levels.

Expenses

Total expenses of $324 million decreased $31 million or 9% from $355 million in the year ago quarter, primarily due to the ceding of AMEX Assurance losses to American Express and a larger DAC amortization benefit in the third quarter of 2005 compared to the same period one year ago.

Amortization of DAC resulted in an expense reduction of $20 million in third quarter 2005 compared to an expense of $29 million in third quarter 2004. The impact of the annual DAC assessment for third quarter 2005 was a favorable adjustment of $53 million for 2005 compared to a favorable adjustment of $16 million in 2004.  AMEX Assurance related DAC amortization was nil for the third quarter of 2005, compared to $8 million the same period one year ago.

Benefits, claims, losses and settlements declined 1% to $187 million due to a $60 million decrease related to the AMEX Assurance business ceded to American Express, which includes $(51) million during the third quarter of 2005, compared to $9 million in the same period a year ago.  Partially offsetting this decrease were higher life insurance and long-term care and disability income insurance costs driven by higher in-force levels, higher average home and auto insurance policies in force, an increase in the face amount of life insurance policies outstanding, and a $13 million increase in the expense for future policy benefits in third quarter 2005 related to the inclusion of an explicit maintenance reserve for long term care insurance.

Compensation and benefits – field increased by $34 million, reflecting a $34 million impact related to the AMEX Assurance reinsurance transaction.  Interest and debt expense increased 75% to $9 million due primarily to higher short-term interest rates.

Corporate and Other

The following table presents financial information for our Corporate and Other operating segment for the periods indicated.

	Three Months Ended September 30,
	2005	2004	% Change(a)
	Unaudited (Millions)
Revenues:
Management, financial advice and service fees	$59	$47	27%
Distribution fees	62	47	34%
Net investment income	(8)	(12)	26%
Premiums	(15)	—	#
Other revenues	18	14	30%
Total revenues	116	96	21%
Expenses:
Compensation and benefits—field	99	67	49%
Interest credited to account values	—	(1)	#
Benefits, claims, losses and settlement expenses	—	(1)	#
Amortization of deferred acquisition costs	1	—	#
Interest and debt expense	(5)	(2)	(89)%
Separation costs	92	—	#
Other operating expenses	50	63	(18)%
Total expenses	237	126	91%
Income before income tax provision and discontinued operations	$(121)	$(30)	#

(a)                   Percentage change calculated using thousands.

#                      Variance 100% or greater.

Overall

Loss from continuing operations before income tax provision and discontinued operations was $121 million for the third quarter, compared to $30 million a year ago. The year-over-year change was predominantly due to the inclusion of $92 million of non-recurring separation costs.

Revenues

Total revenues of $116 million increased 21% from $96 million in the year ago quarter, primarily due to increased activity at SAI, which operates its own separately branded distribution network.  Management, financial advice and service fees grew 27% to $59 million, due to growth in assets managed and advice fees at SAI and distribution fees grew 34% to $62 million as a result of greater activity at SAI.  There was also an $8 million loss under net investment income in 2005 compared to a $12 million loss in the year ago quarter. These losses are primarily the result of amortization of low income housing investments.

Expenses

Total expenses of $237 million increased by $111 million or 91% from $126 million in the year ago quarter primarily due to the inclusion of $92 million of non-recurring separation costs.  Compensation and benefits – field rose 49% to $99 million reflecting higher commissions paid at SAI.

Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004

The following tables present financial information by operating segment for the periods indicated.

	Nine Months Ended September 30
	2005	2004	% Change(a)
	Unaudited (Millions)
Total revenues by segment:
Asset Accumulation and Income	$3,786	$3,433	10%
Protection	1,481	1,428	4%
Corporate and Other	366	325	13%
Eliminations	(18)	(2)	#
Consolidated	$5,615	$5,184	8%

Total expenses by segment:
Asset Accumulation and Income	$3,302	$2,898	14%
Protection	1,117	1,040	8%
Corporate and Other	596	396	51%
Eliminations	(18)	(2)	#
Consolidated	$4,997	$4,332	15%

Income before income tax provision, discontinued operations and accounting change by segment:
Asset Accumulation and Income	$484	$535	(9)%
Protection	364	388	(7)%
Corporate and Other	(230)	(71)	#
Consolidated	$618	$852	(27)%

(a)                   Percentage change calculated using thousands.

#                      Variance 100% or greater.

Asset Accumulation and Income

The following table presents financial information for our Asset Accumulation and Income operating segment for the periods indicated.

	Nine Months Ended September 30,
	2005	2004	% Change(a)
	Unaudited (Millions)
Revenues:
Management, financial advice and service fees	$1,703	$1,454	17%
Distribution fees	612	586	4%
Net investment income	1,428	1,364	5%
Other revenues	43	29	52%
Total revenues	3,786	3,433	10%
Expenses:
Compensation and benefits—field	733	657	12%
Interest credited to account values	874	822	6%
Benefits, claims, losses and settlement expenses	24	36	(34)%
Amortization of deferred acquisition costs	257	223	14%
Interest and debt expense	30	21	38%
Other operating expenses	1,384	1,139	22%
Total expenses	3,302	2,898	14%
Income before income tax provision, discontinued operations and accounting change	$484	$535	(9)%

(a)                   Percentage change calculated using thousands.

#                      Variance 100% or greater.

Overall

Income from continuing operations before income tax provision, discontinued operations and accounting change was $484 million for the nine months ended September 30, 2005, down $51 million or 9% from $535 million a year ago. This is primarily due to higher compensation expenses in this segment along with the $100 million expense related to the settlement of the class action lawsuit.  The Asset Accumulation and Income segment was not impacted by the results of AMEX Assurance.

Revenues

Total revenues were $3.8 billion for the nine months ended September 30, 2005 in our asset accumulation and income segment, a $353 million or 10% increase compared to $3.4 billion for the nine months ended September 30, 2004. Management, financial advice and service fees increased $249 million or 17% resulting from increased net inflows into our wrap accounts and separate account assets and from market appreciation. Distribution fees increased $26 million or 4% due to increased retail brokerage sales.  Net investment income increased $64 million or 5% resulting from higher average levels of owned investments.

Expenses

Total expenses were $3.3 billion for the nine months ended September 30, 2005, a $404 million or 14% increase compared to $2.9 billion for the nine months ended September 30, 2004. The increase is primarily due to a $245 million or 22% increase in other expenses due to higher compensation and benefits attributable to this segment, as well as the $100 million expense related to the settlement of the class action lawsuit.

Compensation and benefits – field increased by $76 million or 12% primarily reflecting higher commissions paid driven by stronger sales activity, as well as increased compensation and benefits paid to other field employees.

Interest credited to account values increased $52 million or 6% primarily due to higher interest crediting rates and volume growth on investment certificate products as a result of a promotion that ended in March 2005.

DAC amortization expense increased by $34 million or 14% primarily due to our adoption of SOP 03-1 in the first quarter of 2004, which resulted in a significantly reduced amortization expense for that period as the amortization periods for certain annuity products were lengthened. Offsetting this impact was a $14 million DAC amortization expense reduction resulting from the annual DAC assessment in the third quarter of 2005, compared to an $8 million DAC amortization expense reduction from the third quarter of 2004.

Protection

The following table presents financial information for our Protection operating segment for the periods indicated.

	Nine Months Ended September 30,
	2005	2004	% Change(a)
	Unaudited (Millions)
Revenues:
Management, financial advice and service fees	$46	$39	16%
Distribution fees	80	78	1%
Net investment income	256	234	10%
Premiums	766	759	1%
Other revenues	333	318	5%
Total revenues	1,481	1,428	4%
Expenses:
Compensation and benefits—field	102	66	55%
Interest credited to account values	102	104	(3)%
Benefits, claims, losses and settlement expenses	622	570	9%
Amortization of deferred acquisition costs	61	89	(31)%
Interest and debt expense	19	12	62%
Other operating expenses	211	199	6%
Total expenses	1,117	1,040	8%
Income before income tax provision, discontinued operations and accounting change	$364	$388	(7)%

(a)                   Percentage change calculated using thousands.

#                      Variance 100% or greater.

Overall

Income from continuing operations before income tax provision and accounting change was $364 million for the nine months ended September 30, 2005, a $24 million or 7% decrease compared to $388 million a year ago. AMEX Assurance contributed $82 million to pre-tax income for the nine months ended September 30, 2005, compared to $118 million for the nine months ended September 30, 2004.

Revenues

Total revenues were $1.5 billion for the nine months ended September 30, 2005, a $53 million or 4% increase compared to $1.4 billion for the nine months ended September 30, 2004. Net investment income increased by $22 million or 10%, primarily due to higher average levels of owned investments.  Other revenues increased $15 million or 5% due to increased cost of insurance charges on variable annuity contracts.  The $7 million increase in premiums reflects a $55 million increase from our personal auto and home protection products and an $8 million increase in disability income premiums, partially offset by a $54 million decrease in premiums related to AMEX Assurance.  AMEX Assurance related premiums were $132 million and $187 million for the nine months ended September 30, 2005 and 2004, respectively.  Other than premiums, AMEX Assurance had an immaterial impact on Protection segment revenues.

Expenses

Total expenses were $1.1 billion for the nine months ended September 30, 2005, a $77 million or 8% increase compared to $1.0 billion for the nine months ended September 30, 2004. This increase was primarily due to a $52 million or 9% increase in provisions for benefits, claims, losses and settlement expenses.  The increase in provisions for benefits, claims, losses and settlement expenses was primarily due to higher average personal auto and home insurance policies inforce, primarily as a result of our Costco alliance, as well as higher life and health insurance inforce levels and the $13 million long-term care maintenance reserve adjustment, offset by decreases related to AMEX Assurance as noted previously.  The remaining increase in our protection segment expenses was primarily due to a $36 million or 55% increase in compensation and benefits – field, reflecting the impact of the AMEX Assurance reinsurance transaction.  These increases were partially offset by a $28 million decrease in DAC amortization expense due to the impact of the annual DAC assessment for the third quarter and the reduced amortization expense attributed to AMEX Assurance, as noted above.

Corporate and Other

The following table presents financial information for our Corporate and Other operating segment for the periods indicated.

	Nine Months Ended September 30,
	2005	2004	% Change(a)
	Unaudited (Millions)
Revenues:
Management, financial advice and service fees	$178	$149	21%
Distribution fees	181	170	7%
Net investment income	(17)	(32)	47%
Premiums	(15)	—	#
Other revenues	39	38	3%
Total revenues	366	325	13%
Expenses:
Compensation and benefits—field	306	269	14%
Interest credited to account values	—	—	—
Benefits, claims, losses and settlement expenses	—	(1)	#
Amortization of deferred acquisition costs	1	—	#
Interest and debt expense	3	4	(6)%
Separation costs	168	—	#
Other operating expenses	118	124	(5)%
Total expenses	596	396	51%
Income before income tax provision, discontinued operations and accounting change	$(230)	$(71)	#

(a)                   Percentage change calculated using thousands.

#                      Variance 100% or greater.

Overall

Loss from continuing operations before income tax provision, discontinued operations and accounting change was $230 million for the nine months ended September 30, 2005, compared to $71 million a year ago. The year-over-year change was predominantly due to the inclusion of $168 million of non-recurring separation costs.

Revenues

Total revenues were $366 million for the nine months ended September 30, 2005, a $41 million or 13% increase compared to $325 million for the nine months ended September 30, 2004.  The increase in revenues primarily resulted from a $29 million increase in management, financial advice and service fees and an $11 million increase in distribution fees, both driven by increased activity at SAI, and to a lesser extent, the improvement in net investment income as a result of decreased losses on our low income housing investments.

Expenses

Total expenses were $596 million for the nine months ended September 30, 2005, a $200 million or 51% increase compared to $396 million for the nine months ended September 30, 2004. The principal reason for the increase was the incurrence of $168 million in separation costs for the first nine months of 2005.  We also experienced a $37 million increase in compensation and benefits – field reflecting higher commissions paid at SAI.  The increases in these expenses were partially offset by a $6 million decrease in other expenses.

Financial Condition

The following table presents selected information from our consolidated balance sheet as of the dates indicated.

	As of September 30, 2005	As of December 31, 2004	% Change(a)
	Unaudited	Audited
	(Millions of $ except percentages)
Investments(1)	$39,454	$40,232	(2)%
Separate account assets(2)	39,840	35,901	11%
Total assets	92,274	93,113	(1)%
Future policy benefits and claims(2)	32,958	33,253	(1)%
Investment certificate reserves	6,392	5,831	10%
Payable to American Express	102	1,751	(94)%
Short-term debt	1,351	—	#
Long-term debt	360	385	(6)%
Separate account liabilities(2)	39,840	35,901	11%
Total liabilities	84,537	86,411	(2)%
Total shareholders’ equity	7,737	6,702	15%

(1)                   Includes $35,523 million and $33,153 million as of September 30, 2005 and December 31, 2004, respectively, of investments held by our insurance subsidiaries.

(2)                   All amounts are held by our insurance subsidiaries.

(a)                   Percentage change calculated using thousands.

#                      Variance 100% or greater.

Our total assets and liabilities decreased as of September 30, 2005 from December 31, 2004 levels primarily due to the transfer of American Express International Deposit Company (AEIDC) to American Express on August 1, 2005.  AEIDC had total assets and liabilities of $5.9 billion and $5.6 billion, respectively, as of December 31, 2004.  The decrease attributed to the AEIDC transfer was partially offset by an increase in separate account assets and liabilities, which increased primarily as a result of net client inflows and market appreciation.

Investments primarily include corporate debt and mortgage-backed securities. At September 30, 2005, our corporate debt securities comprise a diverse portfolio with the largest concentrations, accounting for approximately 68% of the portfolio, in the following industries: banking and finance, utilities, and communications and media. Investments also include $3.2 billion of mortgage loans on real estate as of September 30, 2005 and December 31, 2004. Investments are principally funded by sales of insurance, annuities and investment certificates and by reinvested income. Maturities of these investments are largely matched with the expected future payments of insurance and annuity obligations.

Investments include $2.8 billion of below investment grade securities (excluding net unrealized appreciation and depreciation) at September 30, 2005 and $3.0 billion at December 31, 2004 . These investments represent 7.3% and 7.8% of our investment portfolio at September 30, 2005 and December 31, 2004, respectively. Non-performing assets relative to invested assets (excluding short-term cash positions) were 0.02% at September 30, 2005 and 0.03% at December 31, 2004.

Our management believes a more relevant measure of exposure of our below investment grade securities and non-performing assets should exclude $221 million and $230 million at September 30, 2005 and December 31, 2004, respectively, of below investment grade securities (excluding net unrealized appreciation and depreciation), which were recorded as a result of the adoption of FIN 46. These assets are not available for our general use as they are for the benefit of the CDO-debt holders, and reductions in value of such investments will be fully absorbed by the third party investors. Excluding the impacts of FIN 46, investments include $2.6 billion at September 30, 2005 and $2.8 billion at December 31, 2004 of below investment grade securities (excluding net unrealized appreciation and depreciation). They represent 6.8% of our investment portfolio at September 30, 2005, down from 7.2% at December 31, 2004.  Non-performing assets relative to invested assets (excluding short-term cash positions) were nil at both September 30, 2005 and December 31, 2004.

As of September 30, 2005, we continued to hold investments in CDOs that we manage that were not consolidated pursuant to the adoption of FIN 46 as we were not considered the primary beneficiary. As a condition to managing certain CDOs, we are generally required to invest in the residual or “equity” tranche of the CDO, which is typically the most subordinated tranche of securities issued by the CDO entity. As an investor in the residual tranche of CDOs, our return correlates to the performance of portfolios of high-yield bonds and/or bank loans comprising the CDOs.  Our exposure as an investor is limited solely to our aggregate investment in the CDOs, and we have no obligations or commitments, contingent or otherwise, that could require any further funding of such investments. As of September 30, 2005, the carrying values of the CDO residual tranches we manage were $36 million.

Our exposure to CDOs and other structured investments, namely secured loan trusts (SLTs), was significantly higher in prior periods.  During the second quarter of 2005, we sold all of our retained interest in a CDO-related securitization trust and realized a pretax gain of $36 million. The carrying value of this retained interest was $705 million at December 31, 2004, of which $523 million was considered investment grade.  Additionally, we have liquidated our interest in all three SLTs which were previously consolidated under FIN 46.  One SLT was liquidated in 2004, resulting in a cumulative net pretax charge of $24 million during the year ended December 31, 2004 and the other two SLTs were liquidated in 2004 and 2005 resulting in a $4 million pretax charge in 2004 and a $14 million pretax gain for the nine months ended September 30, 2005.  There is no remaining exposure related to these SLTs as of September 30, 2005.

Separate account assets represent funds held for the exclusive benefit of variable annuity and variable life insurance contract holders. These assets are generally carried at market value, and separate account liabilities are equal to separate account assets. We earn investment management, administration and other fees from the related accounts. The increase in separate account assets and liabilities to $39.8 billion as of September 30, 2005 compared to $35.9 billion as of December 31, 2004, resulted from net inflows of $2.5 billion and market appreciation and foreign currency translation of $1.4 billion.

We hold reserves for current and future obligations that are primarily related to fixed annuities, certain guaranteed payments under variable annuities, face-amount certificates and life, disability and long-term care insurance. Reserves related to fixed annuities, guarantees under variable annuities and life, disability and long-term care insurance are reflected in future policy benefits and claims in our consolidated balance sheet. We record reserves associated with our obligations related to face-amount certificates under investment certificate reserves in our balance sheet. Reserves for fixed annuities, universal life contracts and face-amount certificates are equal to the underlying contract accumulation values. Reserves for other life, disability and long-term care insurance products are based on various assumptions, including mortality rates, morbidity rates and policy persistency.

Liquidity and Capital Resources

Our legal entity organizational structure has an impact on our ability to meet cash flow needs as an organization. Following is a simplified organizational structure. Names reflect current legal entity names of subsidiaries.

We are primarily a parent holding company for the operations carried out by our subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends from our subsidiaries, particularly our life insurance subsidiary, IDS Life, our face-amount certificate subsidiary, Ameriprise Certificate Company (formerly American Express Certificate Company), or ACC, our investment advisory company, RiverSource Investments, LLC, our retail broker-dealer subsidiary, Ameriprise Financial Services, Inc. (formerly American Express Financial Advisors Inc.), or AFSI, and our broker-dealer subsidiary, American Enterprise Investment Services, or AEIS. The payment of dividends by many of our subsidiaries, including IDS Life, IDS Property Casualty, ACC, AFSI and AEIS, is restricted. In addition to the particular regulations restricting dividend payments, we take into account the overall health of the business, capital quality and risk management in determining a dividend strategy for payments to our company from our subsidiaries, and in deciding to use cash to make capital contributions to our subsidiaries.

Cash Flows

We had $2.6 billion in cash and cash equivalents at September 30, 2005, up from $1.0 billion at December 31, 2004, primarily due to $1.1 billion capital contribution from American Express. We believe cash flows from operations, available cash balances and short-term borrowings will be sufficient to fund our operating liquidity needs.

Operating Cash Flows

For the nine months ended September 30, 2005, net cash provided by operating activities was $369 million compared to $462 million for the same period in 2004. This decrease reflects lower net income coupled with changes in various operating assets and liabilities, partially offset by net cash provided by the return of seed money from our mutual funds and equity method investments in hedge funds.

Investing Cash Flows

Our investing activities primarily relate to our available-for-sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities. For the nine months ended September 30, 2005, net cash used in investing activities was $91 million compared to $406 million from the same period in 2004. This change resulted primarily from $3.5 billion  in proceeds from the sales of available-for-sale securities for the nine months ended September 30, 2005,  compared to $1.6 billion in the same period one year ago.  This was partially offset by $6.4 billion in purchases of available-for-sale securities during the nine months ended September 30, 2005 compared to $5.0 billion in purchases for the same period in 2004.

Financing Cash Flows

Our financing activities primarily include the issuance of debt and our sale of annuities and face-amount certificates. We generated $1.3 billion net cash from financing activities as of September 30, 2005, compared to $624 million for the same period in 2004. This change primarily reflects the $1.1 billion capital contribution from American Express, as well as other debt and capital settlements described below.

Description of Indebtedness

On September 28, 2005, the Company entered into an unsecured bridge loan facility in the amount of $1.4 billion and paid to American Express $1.5 billion to close out a $1.1 billion revolving credit facility, payoff a $253 million fixed rate loan and settle a $136 million net intercompany payable.  On August 5, 2005, we repaid $270 million of intercompany debt and accrued interest related to construction financing using cash received from transfer of our 50% ownership interest in AEIDC to American Express, and proceeds from the sale of our interest in a CDO securitization trust.

On September 30, 2005, the Company also obtained an unsecured revolving credit facility for $750 million expiring in September 2010 from various third party financial institutions and as of September 30, 2005, the Company had drawn no balance on that line.  Under the terms of the revolving credit facility, the Company may increase the amount of the facility to $1.0 billion.

Sale-and-Leaseback Transaction

In December 2004, our subsidiary, IDS Property Casualty, engaged in a sale-and-leaseback of one of its facilities for an initial term of ten years, with up to six renewal terms of five years each. We initially accounted for this transaction as a financing due to uncertainties surrounding our level of ongoing occupancy. As a result, we included the $18 million in proceeds from this transaction in long-term debt. As of September 30, 2005, the uncertainties surrounding our level of occupancy have been resolved resulting in accounting for this transaction as a sale-leaseback rather than a financing.

CDOs

As of September 30, 2005 we had $310 million of non-recourse long-term debt relating to a CDO securitization trust that was consolidated beginning December 31, 2003, compared to $317 million at December 31, 2004. We consolidated this CDO securitization trust effective with our adoption of FIN 46. This debt will be repaid from the cash flows of the investments held within the portfolio of the CDO, which assets are held for the benefit of the CDO debt holders.

Medium-Term Notes

On February 8, 1994, we issued $50 million aggregate principal amount of 6.625% fixed-rate unsecured medium-term notes due February 15, 2006 in a private placement to institutional investors. The medium-term notes do not impose financial covenants on our company other than an agreement to maintain at all times a consolidated net worth of at least $400 million. Under the medium-term notes, we have agreed not to pledge the shares of our principal subsidiaries. Events of default under the medium-term notes include a default in payment and certain defaults or acceleration of certain other financial indebtedness.

Off-Balance Sheet Arrangements

Retained Interests in Assets Transferred to Unconsolidated Entities

In 2001, we placed a majority of our rated CDO securities and related accrued interest, as well as a relatively minor amount of other liquid securities, having an aggregate book value of $905 million into a securitization trust. We sold interests in the trust to institutional investors for $120 million in cash (excluding transaction expenses), and retained an aggregate allocated book amount of $785 million. We sold our interest in the securitization trust in the second quarter of 2005 for a net gain of $36 million.

Investment Portfolio

Our investment portfolio is a high-quality and diversified portfolio, both by sector and issuer, with 7.3% rated below investment grade as of September 30, 2005.  We manage our investment portfolio with an emphasis on investment income and capital preservation. Our current strategy focuses on cash-flow certainty and credit quality as interest rates have declined and risk premiums have narrowed.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

Except as described below, there have been no material changes in the Company’s market risk during the three months ended September 30, 2005.  For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Qualitative and Quantitative Disclosures About Market Risks” beginning on page 90 of our Information Statement included as an Exhibit to our Registration Statement on Form 10 filed with the SEC on August 19, 2005.

Previously, we entered into interest rate swaps to hedge the change in fair value of specific investment assets, generally corporate bonds, due to changes in interest rates within our previously consolidated subsidiary, American Express International Deposit Company. This entity was transferred to American Express effective August 1, 2005, so there are no longer any such hedges outstanding.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission, including controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.  It should be noted that, because of inherent limitations, the Company’s disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

The Company’s management, with the participation of the its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.   Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2005.

Changes in Internal Control over Financial Reporting

American Express has historically provided a variety of corporate and other support services for the Company, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal, procurement and other services.  American Express will continue to provide the Company with many of these services pursuant to a transition services agreement for transition period of up to two years following the separation and distribution.  The Company is now relying upon American Express as a third party to perform these services, many of which may impact our financial reporting processes.  During this transition there have been some changes in personnel and in relative responsibility for oversight of the processes.  We consider this a material change in our internal control over financial reporting.

Other than the changes mentioned above, no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

We have made various forward-looking statements in this report. Examples of such forward-looking statements include:

•      statements of our plans, intentions, expectations, objectives or goals, including those relating to the establishment of our new brands, our mass affluent client acquisition strategy and our competitive environment;

•      statements about our future economic performance, the performance of equity markets and interest rate variations and the economic performance of the United States; and

•      statements of assumptions underlying such statements.

The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from such statements. Such factors, some of which are discussed under “Risk Factors,” include, but are not limited to:

•      the impact of the separation from American Express Company;

•      our ability to establish our new brands;

•      our capital structure as a stand-alone company, including our ratings and indebtedness;

•      changes in the regulatory environment, including ongoing legal proceedings and regulatory actions; and

•      our investment management performance.

We caution you that the foregoing list of factors is not exclusive. There may also be other risks that we are unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The information set forth in Note 10 to consolidated financial statements in Item 1, Part I is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

Effective September 30, 2005, American Express, as the sole stockholder of the Company, took action by written consent to:

•      approve an Amended and Restated Certificate of Incorporation of the Company,

•      approve Amended and Restated Bylaws of the Company, and

•      approve the Company’s 2005 Incentive Compensation Plan.

Effective September 30, 2005, American Express, as the sole stockholder of the Company, took action by written consent to:

•      accept the resignation of Walter S. Berman as a director of the Company, and

•      appoint Ira D. Hall, W. Walker Lewis, Siri S. Marshall, Jeff Noddle, Richard F. Powers III, H. Jay Sarles, Robert F. Sharpe, Jr. and William H. Turner as directors, with the term of Messrs. Hall, Noddle and Powers expiring at the 2006 annual meeting of stockholders, the term of Messrs. Cracchiolo, Sharpe and Sarles expiring at the 2007 annual meeting of stockholders and the term of Ms. Marshall and Messrs. Lewis and Turner expiring at the 2008 annual meeting of stockholders.

Item 6.    Exhibits

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: November 14, 2005	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date: November 14, 2005	By	/s/ David K. Stewart
David K. Stewart
Senior Vice President and
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this quarterly report:

Exhibit	Description

3.1*

Amended and Restated Certificate of Incorporation of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

3.2*	Amended and Restated Bylaws of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

4.1*	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Form 10 Registration Statement, File No. 1-32525, filed on August 19, 2005).

10.1*

Separation and Distribution Agreement between American Express Company and Ameriprise Financial, Inc., dated August 24, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on August 30, 2005).

10.1*

Transition Services Agreement by and between American Express Company and Ameriprise Financial, Inc., dated as of September 30, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

10.2*

Tax Allocation Agreement by and between American Express Company and Ameriprise Financial, Inc., dated as of September 30, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

10.3*

Employee Benefits Agreement by and between American Express Company and Ameriprise Financial, Inc., dated as of September 30, 2005 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

10.4*	Ameriprise Financial 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005)

10.5*	Ameriprise Financial Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005)

10.6*	Ameriprise Financial Senior Executive Severance Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005)

10.7*	Ameriprise Financial Supplemental Retirement Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005)

10.8*

Form of Ameriprise Financial 2005 Incentive Compensation Plan Master Agreement for Substitution Awards (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005)

10.9*

Form of Ameriprise Financial 2005 Incentive Compensation Plan Agreement for Assumed Portfolio Grant Awards (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005)

E-1

10.10*

Form of Ameriprise Financial 2005 Incentive Compensation Plan Agreement for Assumed Performance Grants (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005)

10.11*	Key Employee Retention Award for Mr. Berman (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005)

10.12*	Key Employee Retention Award for Mr. Heath (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005)

10.13*	Key Employee Retention Award for Mr. Truscott (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005)

10.14*	Letter sent by American Express Company to Mr. Cracchiolo (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 1-32525, filed on August 30, 2005).

10.15*

Ameriprise Financial Form of Award Certificate – Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

10.16*	Ameriprise Financial Form of Award Certificate – Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

10.17*	Ameriprise Financial Form of Award Certificate – Restricted Stock Unit Award (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

10.18*	Ameriprise Financial Form of Agreement – Cash Incentive Award (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

10.19*	Ameriprise Financial Long-Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

10.20*	Ameriprise Financial Deferred Share Plan for Outside Directors (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

31.1	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Exhibit has been previously filed as noted herein.

E-2