Form 10-K
period 2005-12-31
AMERIPRISE FINANCIAL INC
filed 2006-03-08
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission file number 1-32525

AMERIPRISE FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

55 Ameriprise Financial Center
Minneapolis, Minnesota	55474
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (612) 671-3131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value, as of February 28, 2006, of voting shares held by non-affiliates of the registrant was approximately $11.4 billion. (The registrant’s shares were not publicly traded on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter.)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2006
Common Stock, par value $.01 per share	250,648,428 shares

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV: Portions of the registrant’s 2005 Annual Report to Shareholders (“2005 Annual Report to Shareholders”).

Part III: Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 26, 2006, which will be filed not later than April 30, 2006 (i.e., within 120 days after the close of the registrant’s last fiscal year, pursuant to Regulation 14A) (“Proxy Statement”).

AMERIPRISE FINANCIAL, INC.

FORM 10-K

INDEX

			Page No.
Part I.

	Item 1.	Business	1
	Item 1A.	Risk Factors	31
	Item 1B.	Unresolved Staff Comments	42
	Item 2.	Properties	42
	Item 3.	Legal Proceedings	43
	Item 4.	Submission of Matters to a Vote of Security Holders	45

Part II.

	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	45
	Item 6.	Selected Financial Data	45
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45
	Item 8.	Financial Statements and Supplementary Data	45
		Consolidated Statements of Income – Years ended December 31, 2005, 2004 and 2003
		Consolidated Balance Sheets – December 31, 2005 and 2004
		Consolidated Statements of Cash Flows – Years ended December 31, 2005, 2004 and 2003
		Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2005, 2004 and 2003
		Notes to Consolidated Financial Statements
	Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	45
	Item 9A.	Controls and Procedures	45
	Item 9B.	Other Information	46

Part III.

	Item 10.	Directors and Executive Officers of the Registrant	46
	Item 11.	Executive Compensation	47
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
	Item 13.	Certain Relationships and Related Transactions	48
	Item 14.	Principal Accountant Fees and Services	48

Part IV.

	Item 15.	Exhibits and Financial Statement Schedules	48

	Signatures		49

	Index to Financial Statements		F-1

	Exhibit Index		E-1

PART I.

Item 1.  Business.

Overview

We are engaged in providing financial planning, products and services that are designed to offer solutions for our clients’ asset accumulation, income and protection needs.  As of December 31, 2005, we had 2.8 million individual, business and institutional clients and a network of over 12,000 financial advisors and registered representatives (“financial advisors”), including those affiliated with our Securities America Financial Corporation subsidiary (“SAFC”) through its brokerage and advisory subsidiary Securities America, Inc. (“SAI”), who provide personalized financial planning, advisory, brokerage and other services.  As a holding company, we primarily engage in business through our subsidiaries.  Accordingly, references below to “we,” “us,” and “our” may refer to Ameriprise Financial, Inc., exclusively, to our entire family of companies or to one or more of our subsidiaries.

We strive to deliver financial solutions to our clients through a tailored approach focused on building a long-term personal relationship through, when appropriate, financial planning and advice that is responsive to our clients’ evolving needs.  The financial solutions we offer include both our own products and services and products of other companies.  Our financial planning and advisory process is designed to provide comprehensive advice for our clients’ asset accumulation, income management and protection needs.  We believe that our focus on personal relationships, together with our strengths in financial planning and product development, allows us to better address our clients’ financial needs, including the financial needs of our target market segment, the mass affluent, which we define as households with income above $50,000 and investable assets between $100,000 and $1,000,000.  This focus also puts us in a strong position to capitalize on significant demographic and market trends, which we believe will continue to drive increased demand for financial planning and the other financial services we provide, particularly among the mass affluent.

Our nationwide network of financial advisors is the means by which we develop personal relationships with our clients.  We refer to the financial advisors who use our brand name (who numbered over 10,500 at December 31, 2005) as our branded advisors.  Our branded advisor network is also the primary distribution channel through which we offer our asset accumulation and income products and services, as well as a range of insurance protection products.  We offer our branded advisors training, tools, leadership, marketing programs and other centralized support to assist them in delivering tailored solutions to our clients, including products and services designed to meet our clients’ needs.  We believe that the integration of our financial advisors and the financial solutions we offer through our financial planning model not only improves the products and services we provide to our clients, but also allows us to reinvest in enhanced services for our clients and support available to our financial advisors.  This integrated model also affords us a better understanding of our client base, which allows us to better manage the risk profile of our businesses.  We believe our focus on meeting our clients’ needs through financial planning results in more satisfied clients with deeper, longer lasting relationships with our company and strong retention of experienced financial advisors.

We have two main operating segments aligned with the financial solutions we offer to address our clients’ needs:

•                  Asset Accumulation and Income, and

•                  Protection.

Our Asset Accumulation and Income segment offers our own and other companies’ mutual funds, as well as our own annuities and other asset accumulation and income management products and services to retail clients through our financial advisor network.  We also offer our annuity products and, to a limited extent, our investment management products, through outside distribution channels.  This operating segment also serves institutional clients in the separately managed account, sub-advisory and 401(k) markets, among others.  We earn revenues in our Asset Accumulation and Income segment primarily through fees we receive based on managed and administered assets and on separate accounts, the net investment income we earn on assets on our balance sheet related to this segment and distribution fees we earn on sales of mutual funds and other products.  Our Protection segment offers various life insurance, disability income and brokered insurance products through our financial advisor network.  We also offer personal auto and home insurance products on a direct basis to retail clients principally through our strategic marketing alliances.  We earn revenues in this operating segment primarily through premiums and fees that we receive to assume insurance-related risk, fees we receive on the funds underlying our variable products and net investment income we earn on assets on our balance sheet related to this segment.

We also have a “Corporate and Other” segment, which consists of income derived from corporate level assets and unallocated corporate expenses, primarily costs from the separation of our company from American Express Company, as well as the results of our subsidiary SAFC, which operates its own independent separately branded distribution network.  SAFC’s principal operating subsidiary, SAI, distributes mutual funds, annuities and insurance products and provides securities brokerage, investment advisory and support services to its clients through its brokerage subsidiaries.  SAI does not operate under the Ameriprise Financial brand.  We consider its over 1,700 financial advisors (at December 31, 2005) as part of our network of over 12,000 financial advisors.

In 2005, we generated $7,484 million in total revenues, $745 million in income before income tax provision, discontinued operations and accounting change and $574 million in net income.  As of December 31, 2005, we had over $428 billion in assets owned, managed and administered worldwide.

We were formerly a wholly-owned subsidiary of American Express Company.  On February 1, 2005, American Express Company announced its intention to pursue the disposition of 100% of its shareholdings in us through a tax-free distribution to American Express Company’s shareholders. Effective as of the close of business on September 30, 2005, American Express Company completed the distribution of our common shares to American Express Company’s shareholders (the “Distribution”).  The Distribution was effectuated through a pro-rata dividend to American Express Company’s shareholders consisting of one share of our common stock for every 5 shares of American Express Company common stock owned by American Express Company’s shareholders on September 19, 2005, the record date for the Distribution.  In connection with the separation from American Express Company, we agreed to sell our subsidiary AMEX Assurance Company (“AMEX Assurance”) to American Express Company as described further below under the caption “Our Relationship with American Express Company – Reinsurance and Purchase Agreements” and, effective August 1, 2005 we transferred to American Express Company our 50% ownership interest in American Express International Deposit Company (a joint venture with another subsidiary of American Express Company).  Prior to August 1, 2005, we were referred to as American Express Financial Corporation (“AEFC”).

We are incorporated in Delaware and our headquarters are located at 55 Ameriprise Financial Center, Minneapolis, Minnesota 55474.  We also maintain executive offices in New York, New York.

Our Strengths

We believe our company is positioned to be the provider of choice to a growing base of mass affluent consumers, particularly as many of them reach their retirement phase of life. These strengths include our:

•                  Strong heritage with established position in the financial services industry.  Over our more than 110-year history, we have established ourselves as a leading provider of solutions designed to help clients plan for and achieve their financial objectives, built on a foundation of personal relationships and a tailored approach.  We further reinforced these traits during our 21-year tenure as a subsidiary of American Express Company.  We are investing in and building on our heritage as we have re-established ourselves as an independent company with a new brand identity.  As of December 31, 2005, we had over $428 billion in owned, managed and administered assets and a sales force of over 12,000 financial advisors, and our variable annuity products ranked 11th in new sales of variable annuities (according to VARDS®).  For the year ended December 31, 2005, our variable universal life insurance ranked first in sales based on total premiums (according to Tillinghast-Towers Perrin Value™ survey), and for the nine months ended September 30, 2005 our individual disability income insurance ranked eighth in sales based on total premiums (according to LIMRA International®).

•                  Longstanding and deep client relationships.  We believe that our financial planning approach helps to meet our clients’ financial needs and fosters deep and long-term client relationships.  We estimate that, of our clients with a financial plan, over 75% of those clients have been with us for three or more years, with an attrition rate of less than 2% per year.  Our clients with more than $100,000 in assets with our company have been with us, on average, more than 12 years.  More than 60% of these longstanding clients have a financial plan and these clients hold an average of at least four products.

•                  Personal financial planning, investment advisory and brokerage relationships targeted to fast-growing mass affluent market segment.  We offer our clients personalized financial planning and other advisory services as well as brokerage services through our financial advisor network.  Our branded advisor network included the largest number of CERTIFIED FINANCIAL PLANNER™ practitioners of any retail advisory force in 2004 (according to the Certified Financial Planner Board of Standards, Inc.).  We believe our focus on financial planning positions us well to capitalize on the demographic trends in our target mass affluent market segment, particularly as they prepare for retirement.  The mass affluent market segment accounts for about half of the $17 trillion of U.S. investable assets (according to the MacroMonitor 2004-2005 consumer survey prepared by SRI Consulting Business Intelligence).  We have found that more than half of consumers in our target segment are willing to pay a knowledgeable advisor for financial advice to address their immediate and long-term needs in the context of their entire financial situation (MacroMonitor 2004-2005 survey prepared by SRI Consulting Business Intelligence).  We believe the planning process not only helps us develop a better understanding of the demographics and trends among our clients, but also helps us to develop more tailored solutions designed to address our clients’ financial needs.  We believe our approach results in increased client satisfaction, longer-term relationships with our clients and better risk profiles in our Protection segment.  Our experience has shown that by helping our clients meet their needs through our financial planning approach, clients with an implemented personalized financial planning relationship hold approximately three times more invested assets with our company than clients without a financial plan.

•                  Large, well-trained sales force with a nationwide presence.  At December 31, 2005, we had a nationwide network that included over 10,500 branded advisors and over 1,700 financial advisors of SAI.  According to the 2005-2006 Securities Industry Association Yearbook, we had the fourth largest sales force in 2005 among Securities Industry Association members (based on the number of our branded advisors).  Most of our branded advisors started their careers as financial planners with our company.  They begin as employee financial advisors and go through training designed to instill the financial knowledge, personalized client focus and tools necessary to help deliver a consistent, disciplined financial planning experience to clients as well as our varied product and service offerings.  We believe that the grounding of our branded advisors in our financial planning model, as well as the resources that our integrated business model provides them, enhances our ability to hire and retain financial advisors.  As of December 31, 2005, over 60% of our branded advisors had been with our company for more than four years and within that group, they have an average tenure of slightly more than 12 years.

•                  Broad product development capability and diversified range of products and services.  We develop and manage a broad range of asset accumulation, income management and insurance protection products.  In addition to our RiverSourceSM and ThreadneedleSM families of mutual funds, we are a leading producer of variable annuity and variable life products and also develop fixed annuities, face-amount certificates and banking products and a host of insurance protection products such as life, disability income and personal auto and home insurance.  Complementing our product offerings, we also provide access to a wide range of other companies’ products and securities, and offer a number of services to help our clients achieve their financial goals.  The diversity among our product and service offerings not only assists our financial advisor network in addressing the varied needs of our clients, but also provides our company with diversification among its sources of revenues and earnings.

•                  Strong balance sheet and ratings and comprehensive risk management process.  We believe our size, ratings and capital strength provide us with a sound basis for competing in the marketplace.  Our strong balance sheet, sound risk management and financial discipline have helped us maintain strong ratings, as well as client and financial advisor confidence in our business.  We have a high quality investment portfolio, with approximately 7% rated below investment grade as of December 31, 2005.  In addition, we apply risk management tools to prudently manage the risk profile of our company.

•                  Experienced management team with sound business and decision-making capabilities.  Our senior management team has an average of over 21 years of experience in the financial services industry.  We have instilled a performance- and execution-oriented corporate culture.  We utilize a consistent decision-making framework to evaluate our existing products and businesses, as well as to prioritize growth opportunities and the associated trade-offs for our company.  This framework takes into account four key elements: client needs and behavior, competitor positioning and strategies, our capabilities, and risk-return financial metrics.

Our Strategy

As a financial planning and financial services company with a nationwide presence, a diverse set of asset accumulation, income and insurance protection products and services and an industry leading reputation for financial planning, we believe we are well positioned to further strengthen our offerings to existing and new clients and deliver profitable growth to our shareholders.  Our five strategic objectives include:

•                  Growing our mass affluent client base.  We intend to grow our mass affluent client base by building our brand awareness, deepening existing client relationships and developing new client relationships.

•                                            Building brand awareness.  We are investing substantial resources to develop and build awareness of our new brands, based on our position as a financial planning and financial services company with a more than 110-year history of personal client relationships and a strong nationwide presence.  We continue to utilize our relationship with American Express Company, and our other alliance arrangements, to expand awareness of our new brands, support financial advisor recruitment and client acquisition efforts and define our advantages for prospective new clients and distribution partners.  For more information on our alliances, see “Our Relationship with American Express Company,” “Asset Accumulation and Income—U.S. Retail Products and Solutions—Strategic Alliances and Other Marketing Channels—Strategic Alliances and Other Marketing Arrangements” and “Protection—Distribution and Marketing Channels.”  We believe having strong brand recognition, built on a consistent message of shaping financial solutions for a lifetime through tailored financial advice, will help us grow as an independent company.  In addition, we intend to continue focusing a large portion of our marketing and advertising efforts on our ability to address the retirement needs of our core market.

•                                          Deepening existing client relationships.  To address the changing needs of our clients, we continue to develop methods for our branded advisors to introduce, when appropriate, non-financial plan clients to the financial planning process and to assist financial planning clients to more fully implement plans they have in place.  We have also created segmented service offerings, such as our Ameriprise Gold Financial ServicesSM and Ameriprise Platinum Financial ServicesSM offerings, to provide recognition, added special benefits and higher levels of service to our highest value clients.  In addition, through the centralized support we provide our branded advisor network, such as market research about our existing client base, we identify opportunities for our financial advisors to build deeper relationships with clients by addressing potentially underserved needs.  We believe that deeper, longer-term relationships with our clients foster, among other things, increased satisfaction among our clients and financial advisors and greater owned, managed and administered assets.

•                                          Developing new client relationships.  We intend to continue to grow our client base, with particular focus on the large and growing mass affluent market segment.  With our tailored approach and diverse range of financial solutions, we believe we are well positioned to address the needs of the mass affluent—particularly as they approach retirement, typically a time with heightened needs for comprehensive financial planning.  We provide support for a wide range of corporate and locally defined client acquisition programs.  In addition, according to the U.S. census bureau, between 2000 and 2020, the 45-64 age group—typically the prime financial and asset accumulation years for retirement—is projected to grow by 34%, with most of that growth occurring by 2010.

•                  Strengthening our lead in financial planning and advice.  We have a range of strategies including introducing new retirement focused planning and advice approaches to increase client engagement, such as our recently launched Dream BookSM, a powerful new guide designed to help individuals envision and define their dreams.  We plan to encourage even greater levels of financial advisor engagement, through increasing linkages between planning and financial advisor compensation.  Finally, we will continue to strengthen our tools and processes that support our financial advisors in financial planning and advice.

•                    Delivering profitable growth and improved productivity in our financial advisor network.  We intend to continue to enhance the productivity and growth of our branded advisor network by providing financial advisors with strong centralized support to help them build their practices, and by seeking to engage or hire quality individuals, offering a choice of affiliation (employee or franchisee).  Our intention is to continue to enhance the centralized support available to our branded advisors in areas such as leadership, technology, training, marketing support, financial planning support, and products/services.  We believe this centralized support helps our branded advisors acquire more mass affluent clients and deliver a more consistent experience with a wider range of products and services.  We are continuing our targeted recruitment efforts through our traditional channel of recruiting individuals who are new to the industry, as well as enhancing recruitment of experienced financial advisors.  Our branded advisor network model provides flexibility to our branded advisors in building and managing their individual practices, which we believe leads to better hiring, franchise offers and retention.  We continuously evaluate ways in which to improve our branded advisor network model and believe a larger branded advisor force will assist in growing our client base.  We designed our compensation plans, including our recently implemented equity compensation plans for employee and franchisee financial advisors, to foster, among other things, greater levels of financial advisor productivity and retention.

•                  Growing assets by continuing to enhance our mix of products and solutions, and by extending our distribution reach with alternative channels. We have a range of strategies to achieve this objective, including:

Expanding our product and service solutions.  We plan to continue developing and deploying new products and services designed to address the financial and retirement needs of mass affluent clients while delivering growth and margin improvement for our company.  Examples of recent product and service launches include our RiverSourceSM Portfolio Builder Series and RiverSourceSM Income Builder Series as well as our Portfolio Navigator asset allocation program under our variable annuities, which permits clients to balance their risk-return profiles with simple, pre-defined solution sets.  Through Threadneedle Asset Management Holdings Ltd., our U.K.-based investment management group (“Threadneedle Investments” or “Threadneedle”), we have strengthened our international investment product and service offerings and will continue to expand our international offerings.

Improving our investment performance.  Our strategy for improving investment performance includes better leveraging our top talent and selectively growing our investment management talent pool.  We intend to grow our talent pool by organic means (through strengthening of our investment management teams), by external means (through continuing to recruit individual and teams of investment professionals with strong track records, and potentially making opportunistic acquisitions of well-performing boutique investment management firms) and through the addition of sub-advisors as appropriate.  We intend to continue investing in tools and resources to assist both our fixed income and equity investment management teams to improve performance while managing risk effectively through the consistent application of risk management processes.  We have implemented BlackRock Solutions®, a leading portfolio management, trading and risk management tool, to assist our fixed-income investment management teams in better analyzing, and isolating, the effects of specific factors affecting performance of fixed income portfolios.  In equities, we have implemented a boutique approach using small, highly-accountable investment management teams with dedicated analytical and equity trading resources.  Each team focuses on particular investment strategies that are accessible through multiple distribution channels.  In equities, we are also in the process of implementing the Charles River equity trading and compliance system, a leading tool that will enable us to further enhance our equity trading and compliance monitoring capabilities. We believe that improving and maintaining consistent investment performance will positively impact our managed assets.

Extending our distribution reach.  Our marketing and sales efforts focus on enhancing our existing wholesaling capabilities and local client referral-based programs for our branded advisors, as well as forging new alliances, expanding our work-site program and exploring additional distribution channels for our products and services.  We have successfully formed marketing alliances with major companies, such as Costco Wholesale Corporation (“Costco”), Delta Loyalty Management Services, Inc. (“Delta”) and Ford Motor Credit Company (“Ford”) to create programs to acquire and serve new clients and distribute our own products.  In addition, we recently entered into an alliance arrangement with American Express Company to cross-sell our products and services to its cardmembers.  Through our work-site program, Financial Education and Planning Services, we will continue to provide corporate clients with personal financial planning services for their employees.  For more information about these alliances, see “Asset Accumulation and Income—U.S. Retail Products and Solutions—Strategic Alliances and Other Marketing Channels—Strategic Alliances and Other Marketing Arrangements” and “Protection—Distribution and Marketing Channels.”  We intend to further expand distribution of our products and services through institutional and third party retail channels, including continuing to expand distribution of Threadneedle products and services through both our own channels in the United States and third party retail and institutional channels elsewhere.  Through these efforts, we believe we can grow our client base and increase the volume of products and services that we provide.

•                  Ensuring an increasingly strong and efficient operating platform.  This includes enhancing the requisite technology infrastructure, seeking to ensure compliant business practices, fostering organizational effectiveness and employee satisfaction, focusing our use of capital and expanding operating margins.  In these last two, our strategies include:

•                     Focusing use of capital.  We continually seek opportunities to deploy capital more efficiently to support our business, while maintaining our ratings and capital position.  Using our risk management decision-making framework, we regularly review our product pricing and overall risk positioning to properly account for capital requirements and make strategic adjustments to our product mix, pricing and features.  All decisions about capital allocation and new product development include an evaluation of efficiency, growth prospects and margin improvement.

•                     Expanding operating margins through reengineering.  During the period when we were part of American Express Company, we had a history of producing cost savings in our businesses through a three-pronged re-engineering process focused on process improvements, identifying untapped operating synergies and continually reviewing third party costs, including consolidating or outsourcing some operations.  This experience has assisted us in managing the increased operating costs incurred as a result of our separation from American Express Company.  We continue to seek opportunities to re-engineer our processes and strive to improve distribution effectiveness and operating efficiency.  We believe that improved efficiencies resulting from cost savings will enable us to expand operating margins and free up capital to invest in new growth opportunities.

History and Development

Our company has more than 110 years of history of providing financial solutions designed to help our clients plan for and achieve their financial objectives.  Our earliest predecessor company, Investors Syndicate, was founded in 1894 to provide face-amount certificates to consumers with a need for conservative investments.  By 1937, Investors Syndicate had expanded its product offerings through Federal Housing Authority mortgages, and later, mutual funds, by establishing Investors Mutual, one of the pioneers in the mutual fund industry.  In 1949, Investors Syndicate was renamed Investors Diversified Services, Inc., or IDS. In 1957, IDS added life insurance products, and later, annuity products, through IDS Life Insurance Company (“IDS Life”).  In the 1970s, IDS Life introduced its comprehensive financial planning process to clients, integrating the identification of client needs with the products and services to address those needs, and introduced its fee-based planning service in the 1980s.

In 1972, IDS began to expand its distribution network by delivering investment products directly to clients of financial institutions.  In 1979, IDS became a wholly-owned subsidiary of Alleghany Corporation pursuant to a merger.  In 1983, our company was formed as a Delaware corporation in connection with American Express Company’s 1984 acquisition of IDS Financial Services from Alleghany Corporation.  We changed our name to “American Express Financial Corporation” and began selling our products and services under the American Express brand in 1994.  To provide retail clients with a more comprehensive set of solutions, in the late 1990s we began significantly expanding our offering of mutual funds of other companies.  We continued to expand our investment product offerings in 2002 with the acquisition of our Cambridge, Massachusetts-based quantitative investment management office and the establishment of our Boston equity investment management office.  In 2003 we acquired Threadneedle Investments. On September 30, 2005 the Distribution was consummated and we became an independent publicly-traded company, with the shares of our common stock no longer owned by American Express Company.

Our Relationship with American Express Company

In connection with the separation from American Express Company, we entered into certain agreements with American Express Company.  The key terms of the principal agreements that continue to be operative are summarized below.

Separation and Distribution Agreement.  We entered into a separation and distribution agreement that generally requires us and American Express Company to indemnify each other and each other’s representatives and affiliates against certain liabilities.  The separation and distribution agreement also contains certain covenants regarding cooperation to effect the transactions contemplated by the Distribution.  The agreement also governs rights both we and American Express Company have to access certain of each other’s information following the Distribution.  We also entered into an employee benefits agreement relating to certain compensation and employee benefit obligations with respect to our current and former employees.

Tax Allocation Agreement.  In connection with the Distribution, we entered into a tax allocation agreement with American Express Company. This agreement governs the allocation of consolidated U.S. federal and applicable combined or unitary state and local income tax liability as between American Express Company and us, and provides for certain restrictions and indemnities in connection with the tax treatment of the Distribution and addresses other tax-related matters.  To avoid the Distribution being taxable to American Express Company and its shareholders, we are prohibited, except under certain circumstances, for a period of two years following the Distribution, from (i) consenting to certain acquisitions of significant amounts of our stock; (ii) transferring significant amounts of our assets; (iii) merging or consolidating with any other person; (iv) liquidating or partially liquidating; (v) reacquiring our stock; (vi) taking any action affecting the relative voting rights of any separate classes of our stock; or (vii) taking any other action that would be reasonably likely to jeopardize the tax free status of the Distribution.  We currently do not believe these prohibitions impose a significant constraint on our ability to execute against a two million share repurchase authorization that we announced in January 2006. In addition, we have undertaken to maintain our fund management business as an active business for a period of two years following the Distribution.  We have an obligation to indemnify American Express Company for corporate level taxes and related losses suffered by both American Express Company and its shareholders if, due to any of our representations or undertakings being incorrect or violated, the Distribution is determined to be taxable for other reasons.

We currently estimate that the indemnification obligation to American Express Company for taxes due in the event of a 50% or greater change in our stock ownership could exceed $1.5 billion. This estimate, which does not take into account related losses such as interest, penalties, and other additions to tax, depends upon several factors that are beyond our control. As a consequence, the indemnity to American Express Company could vary substantially from the estimate. Furthermore, the estimate does not address the potential indemnification obligation to both American Express Company and its shareholders in the event that, due to our representations or undertakings being incorrect or violated, the Distribution is determined to be taxable for other reasons. In that event, the total indemnification obligation would likely be much greater.

Transition Services Agreement.  We entered into a transition services agreement with American Express Company under which we and American Express Company will provide certain specified services to each other on an interim basis, including finance and financial operations services, human resources services, information technology services and service delivery network services, including call center services.

Marketing and Branding Agreement.  We entered into a marketing and branding agreement with American Express Company under which we have the right to use the “American Express” brand name and logo in a limited capacity for up to two years from the Distribution date in conjunction with our brand name and logo and, for a transitional period, in the names of certain of our products, services and subsidiaries.  We also continue to have access to American Express Company partners, cardmembers and users of the americanexpress.com website for the purpose of marketing our products and services that is similar to the access that we had prior to the Distribution.  In addition, the American Express Card continues to be the exclusive charge card that we offer to clients of our Ameriprise Gold Financial Services, Ameriprise Platinum Financial Services and Ameriprise ONESM Financial Account during the term of the agreement.  We also entered into an intellectual property license and transfer agreement with American Express Company and certain of its subsidiaries.  Under the agreement, the parties assigned to one another a limited number of patents, trademarks, copyrights and other intellectual property.

Reinsurance and Purchase Agreements.  In connection with the separation from American Express Company, AMEX Assurance relinquished all risks and rewards of the travel and other card insurance business of American Express Travel Related Services Company through a reinsurance agreement with Amexco Insurance Company (“Amexco”), a captive insurance company subsidiary of American Express Company.  The reinsurance agreement is a quota share reinsurance agreement.  Quota share reinsurance is a type of pro rata reinsurance in which the ceding company cedes a proportional part (a percentage) of risks to the reinsurer, and in turn, will recover from the reinsurer the same percentage of all losses on those risks.  Under the agreement, AMEX Assurance ceded 100% of the travel insurance and card related business to Amexco in return for arm’s length ceding, and Amexco acquired the deferred acquisition costs related to the ceded business for cash.  As of September 30, 2005, we entered into an agreement to sell the AMEX Assurance legal entity to a subsidiary of American Express Company within two years after the Distribution for a fixed price equal to the net book value of AMEX Assurance as of the Distribution date, which approximates $115 million.  The closing of the sale of AMEX Assurance was deferred primarily in order for us to secure regulatory filings and other approvals in the interim.  Accordingly, we deconsolidated AMEX Assurance as of September 30, 2005 for purposes of U.S. generally accepted accounting principles although it continues to appear in our statutory reporting and will do so until the closing of the sale. For further information, see Note 4 to our consolidated financial statements included in our 2005 Annual Report to Shareholders.

Our New Brands

In 2005, in connection with the separation from American Express Company, we launched two new brand names for our businesses.  We believe this dual brand strategy will provide greater flexibility in achieving our growth-related goals, in particular, our strategic objective of extending our distribution reach in alternative channels.

We are using Ameriprise Financial as our holding company brand, as well as the name of our branded distribution network and certain of our retail products and services.  Our branded advisors began doing business as the Personal Advisors of Ameriprise Financial in early August 2005.  In addition, we associate our Ameriprise Financial brand with products that we market directly to clients, including our personal auto and home insurance protection products, 401(k) products and services, wrap accounts and retail brokerage services, as well as our face-amount certificates.  We expect that the transition of our banking products and services to the Ameriprise Financial brand will be completed in the first half of 2006, when our new banking subsidiary is expected to have received all necessary regulatory approvals.  See “Asset Accumulation and Income—Banking Products” below for additional information on our plans to establish a banking subsidiary.

We began marketing our mutual funds, institutional asset management products, annuities and insurance protection products (other than personal auto and home) under the RiverSource brand in October 2005.  We believe that using a separate brand for these products, including our retail mutual funds, will permit more effective differentiation from our branded advisor network.  The transition of our institutional and retail asset management products to the RiverSource brand occurred in the fourth quarter of 2005.  We expect the transition of our annuity and insurance protection products to the RiverSource brand to be completed by the end of 2006.

As part of our re-branding to RiverSource, we will streamline the organizational structure of our insurance business by consolidating certain of our insurance subsidiaries.  This reorganization will incorporate the new branding strategy into the names of our insurance subsidiaries that issue our annuity and insurance protection products and is expected to result in certain expense and capital-deployment efficiencies.  It is expected that the formal legal entity consolidation and legal entity name changes with respect to our annuity and insurance protection products will not be complete until year-end 2006 due to the time required to obtain all necessary state regulatory approvals.  In addition, corporate and legal entity name changes of our mutual funds have been approved by mutual fund shareholders and are expected to become effective during the second quarter of 2006.

Our Financial Advisor Platform

We provide our clients financial planning and brokerage services through our nationwide network of over 12,000 financial advisors.  Our network currently includes over 10,500 financial advisors who operate under our brand name, of which over 3,000 are employees of our company.  Our network also includes over 1,700 non-employee financial advisors of SAI.  According to the 2005-2006 Securities Industry Association Yearbook, we had the fourth largest sales force in 2005 among Securities Industry Association members (based on the number of our branded advisors).

Advisors who use our brand name can affiliate with our company in two different ways.  Each affiliation offers different levels of support and compensation from our company, with the rate of commission we pay to each financial advisor determined by a schedule that takes into account the type of service or product provided, the type of financial advisor affiliation and other criteria.  The affiliation options are:

•                  Employee Advisors.  Under this affiliation, a financial advisor is an employee of our company, and we pay compensation as a draw against commissions and other fees.  We also provide our employee advisors a high level of support in exchange for a lower commission payout rate than our branded franchisee advisors.

•                  Branded Franchisee Advisors.  Under this affiliation, a financial advisor is an independent contractor who affiliates with our company and has the right to use our brand name.  We offer our branded franchisee advisors centralized support, including leadership tools and technology platforms, training, national advertising and marketing campaigns and local marketing referral programs.  We pay our branded franchisee advisors a higher payout rate than employee advisors, but they are responsible for paying their own business expenses, such as overhead and any compensation of staff they may employ.  In addition, our branded franchisee advisors pay us a franchise association fee and other fees in exchange for some of the centralized support described above and the right to associate with our brand name.

Most of our branded advisors started their careers with our company as employee advisors.  We continue to benefit from strong financial advisor retention.  As of December 31, 2005, over 60% of our total branded advisors had been with our company for more than four years, with an average tenure among these branded advisors of slightly more than 12 years.  Among branded advisors who have been with our company for more than four years, we have an over 90% retention rate.  We believe this success is driven by the choice we offer branded advisors about how to affiliate with our company, together with our competitive payout schemes and centralized support that helps them build their practices. As financial advisors of our branded retail brokerage subsidiary or of SAI, our financial advisors provide our clients access to our diversified set of asset accumulation, income management and insurance protection products and services, as well as a selection of products of other companies.  The asset accumulation and income management products we offer are described in more detail under “Asset Accumulation and Income” below, and the insurance protection products we offer are described in more detail under “Protection” below.  The compensation we pay our financial advisors consists of, among others, a significant portion of the revenues received in the form of financial planning fees, wrap account fees, commissions, sales charges and 12b-1 distribution and servicing-related fees.

Asset Accumulation and Income

We offer a broad array of asset and income management products and services to help retail and institutional clients address their identified financial objectives.  We also offer a wide range of investment management products and services to retail and institutional clients outside the United States through Threadneedle Investments, as well as a variety of services to 401(k) and other qualified and non-qualified employee retirement plans, and to individuals and small- and mid-sized businesses.

In 2005, approximately 67% of our revenues and 87% of our income before income tax provision, discontinued operations and accounting change after separation costs (62% before separation costs) were attributable to our Asset Accumulation and Income business.  Our Asset Accumulation and Income segment primarily derives revenues from the fees we receive from asset management, financial planning and product distribution, as well as mortality and expense risk fees and other fees generally paid for supplemental benefits to our variable annuities (including optional living and death benefits, such as guaranteed minimum income benefit and guaranteed minimum death benefit provisions) and marketing support payments made by outside fund companies.  We also derive revenues from the net investment and interest income earned on assets supporting our fixed annuities (and the fixed accounts within variable annuities) and certificates.  Because most fees that we receive for asset management and related services are based on managed assets, market appreciation will generally result in increased revenues, and inversely, market depreciation will generally depress revenues.  Revenues will also fluctuate due to net inflows or outflows of assets.

At December 31, 2005, we had $428.2 billion in owned, managed and administered assets worldwide compared to approximately $408.2 billion as of December 31, 2004 as follows:

	As of December 31,
Asset Category	2005	2004
	(in billions)
Owned	$86.9	$81.2
Managed	264.0	257.0
Administered	77.3	70.0
Total	$428.2	$408.2

Owned assets include certain assets on our balance sheet, such as investments in the general accounts and the separate accounts of our life insurance subsidiaries, as well as cash and cash equivalents, restricted and segregated cash and receivables.  Managed assets include client assets for which we provide investment management and other services, such as the assets of the RiverSource family of mutual funds, assets of institutional clients and assets held in our wrap accounts (retail accounts for which we receive a fee based on assets held in the account). Managed assets also include assets managed by sub-advisors selected by us.  Administered assets include assets for which we provide administrative services, such as assets of our clients invested in other companies’ products that we offer outside of our wrap accounts.  Our in-house investment management teams manage over 62% of our owned, managed and administered assets.

For additional details regarding our owned, managed and administered assets, see “Management’s Discussion and Analysis” contained in our 2005 Annual Report to Shareholders.

Our Investment Management Capabilities

Our asset management subsidiaries’ investment management teams manage the majority of assets in our RiverSource and Threadneedle families of mutual funds, as well as the assets we manage for institutional clients in separately managed accounts, the general and separate accounts of insurance companies (including our insurance subsidiaries) and the assets of our face-amount certificate company.  These investment management teams also manage assets under sub-advisory arrangements.

We believe that improving and maintaining consistent and strong investment performance will positively impact our assets under management by increasing the competitiveness and attractiveness of many of our asset accumulation and income management products.  We strive to improve investment performance, both through continuing to grow our fixed income and equity management teams and through continuing to invest in the tools and resources to assist them in their investment management activities.  We have implemented different approaches to investment management depending on whether the investments in our portfolio are fixed income or equity.

•                  Fixed Income.  In the United States, our fixed-income investment management teams are primarily centralized in Minneapolis.  The teams within fixed income are organized by sector.  They utilize valuation models with both quantitative and qualitative inputs to drive duration, yield curve and credit decisioning.  This sector-based approach creates focused teams organized by expertise and accountable for performance.  Portfolio performance is measured in such a way that client interests are optimized and asset managers are incentivized to collaborate, employ best practices, identify and execute opportunistically.

•                  Equity.  We have implemented a boutique approach to equity asset management using individual, highly accountable investment management teams with dedicated analytical and equity trading resources.  Each team focuses on particular investment strategies and product sets.  We have investment management teams located in Boston, Cambridge and Minneapolis as well as at our affiliates Kenwood Capital Management LLC (“Kenwood”) and Threadneedle Investments.

Kenwood is an investment management joint venture we established in 1998.  Our wholly-owned asset management subsidiary owns 47.7% of Kenwood and Kenwood’s investment management principals own 47.5% of the firm, with the remainder held by associate portfolio managers employed by Kenwood.  Kenwood investment management services are focused on the small- and mid-cap segments of the U.S. equity market.

Since 2001, we have taken some major steps to improve investment performance by enhancing investment management leadership, talent and infrastructure.

•                  In September 2001, we hired our current Chief Investment Officer, who has 23 years of experience in the financial services industry.

•                  In the first quarter of 2002, we formed our Boston investment management team through the strategic hiring of analysts and portfolio managers with substantial experience in the financial services and asset management industries.  This investment team is focused on management of twelve of our own large-cap and sector mutual funds using fundamental research as a money management technique, and assumed management of eight of these funds in 2002.

•                  In the third quarter of 2002, we hired a new head of our fixed income investment management team who has 20 years of experience in the asset management industry.

•                  In August 2002, we formed our Cambridge investment team following the acquisition of the assets of Dynamic Ideas LLC.  Our Cambridge team uses proprietary investment management and asset allocation models to manage money and proprietary optimization techniques to control risk, lower turnover and control costs.  Our Cambridge team also developed our proprietary financial planning tool Lifetime Optimizer with our financial advice services personnel, which is included in the customized Morningstar® workstations used by our branded advisors.  Our Cambridge team manages two retail mutual funds, portions of three other equity funds and co-manages three funds-of-funds.

•                  In the first quarter of 2003, we reorganized our fixed income investment management team around the sector-based approach described above.

•                  In September 2003, we acquired Threadneedle Investments, one of the U.K.’s leading investment management groups.  Threadneedle Investments currently has over 100 investment professionals based in London.  We restructured our international investment management teams located in London, Singapore and Tokyo and transferred management of our RiverSource global and international equity portfolios to Threadneedle

Investments through a sub-advisory arrangement.  Threadneedle Investments has performed strongly since our September 2003 acquisition and has increased its managed assets over the period from approximately $81.1 billion at September 30, 2003 to over $113.6 billion at December 31, 2005.

•                  In 2003, we reorganized our Minneapolis-based resources to provide better support to our deep value equity investment team.

•                  In 2004, we implemented BlackRock Solutions, a leading fixed income portfolio management platform.  The platform provides assistance in both pre-and post-trade compliance, as well as scenario analytics, and allows our U.S.-based fixed income management teams to better analyze the effects of specific factors affecting performance.  The platform also helps our fixed income portfolio managers identify and manage risk according to a multitude of factors on a real-time basis.

•                  In 2005, we expanded the role of our head of fixed income to include a broad set of our Minneapolis investment teams, including both equity and fixed income.  We also closed our San Diego Growth platform, allowing us to leverage resources and talent more effectively by focusing our U.S. equity portfolio management and research efforts on our three other U.S. equity platforms.

We have seen improvements in our overall fixed income performance beginning in 2003, most notably in taxable portfolios.  In equities, we have seen improved investment performance for many funds, including strong overall equity results in 2005.

In addition to our existing products, we are seeking to take advantage of the improvements in our investment performance by creating new retail and institutional investment products, including 18 new mutual funds currently targeted for launch in 2006.  We have begun to provide seed money to certain of our investment management teams to develop new products for our institutional clients, which we expect to market in the future.  In addition, Threadneedle Investments is leading our efforts to develop investment strategies in emerging markets.

U.S. Retail Products and Solutions

We offer our retail clients financial planning and other financial services through our nationwide network of financial advisors.  We also offer individual clients solutions designed to address their identified cash management, fixed income and equity needs.  These products include mutual funds, variable and fixed annuities, investment advisory wrap accounts and face-amount certificates and brokerage and other services, as well as banking products and personal trust services.  In addition to marketing our own products and services to retail clients through our nationwide network of financial advisors, we also market our own products and services to retail clients through strategic marketing alliances and local marketing programs for our branded advisors, and to employees of our corporate clients in on-site workshops through our Financial Education and Planning Services.

Financial Planning and Advice Services

We strive to deliver financial solutions to our clients through a tailored approach focused on building long-term personal relationships through financial planning that is responsive to our clients’ evolving needs.  The financial solutions we offer to help our clients implement their financial plans include both our own products and services as well as products and services of other companies.  In our client relationships involving financial plans, we utilize the Certified Financial Planner Board of Standards, Inc.’s defined financial planning process.  This process involves gathering relevant financial information, setting life goals, examining our clients’ current financial status and determining a strategy or plan for helping our clients meet their goals given their current situation and future plans.  Once we have identified a financial planning client’s objectives in asset accumulation, income management and protection, we then recommend a comprehensive personalized solution set intended to address those needs.  Our experience has shown that personalized financial planning relationships with our clients are characterized by an ability to better understand clients’ specific needs leading to being able to better help our clients meet those needs, higher overall client satisfaction, more products held and higher assets under management.

Our financial planning clients pay a flat fee, an hourly rate or a combination of the two for the receipt of financial planning services.  This fee is not based on, or related to, performance.  If clients elect to implement their financial plan with our company, we and our financial advisors generally receive a sales commission and/or sales load and other revenues for the products that clients purchase.  These commissions, sales loads and other revenues are separate from and in addition to financial planning fees the financial advisors may receive.  We achieved record financial planning sales and fee revenue in 2005 of $171 million, a 23% increase over 2004.  In addition, sales of financial plans increased in 2005, and now approximately 44% of our retail clients have received a financial plan or have entered into an agreement to receive and have paid for a financial plan, up from approximately 42% in 2004.  Product sales to clients with a financial plan accounted for a majority of total financial advisor sales in 2005.

Mutual Funds

We offer our retail clients both our own mutual funds and retail mutual funds of other companies.

RiverSource Family of Mutual Funds

Our RiverSource family of mutual funds consist of two groups of funds: (1) the RiverSource Funds, a group of retail mutual funds, and (2) the RiverSource Variable Portfolio Funds (“VP Funds”), a series of variable product portfolios.  We offer the RiverSource Funds primarily through our financial advisor network and as part of our institutional 401(k) plans.  The VP Funds are generally available only as underlying investment options in our own variable annuity and variable life products.  Both the RiverSource Funds and the VP Funds include domestic and international equity, fixed income, cash management and balanced funds with a variety of investment objectives.  We refer to the RiverSource Funds and the VP Funds, together, as the RiverSource family of mutual funds.

At December 31, 2005, the RiverSource family of mutual funds consisted of 90 funds with $76.6 billion in managed assets compared to 89 funds with $83.5 billion at December 31, 2004.  The RiverSource Funds had total managed assets at December 31, 2005 of $58.1 billion in 66 funds compared to $65.3 billion at December 31, 2004 in 66 funds.  The VP Funds had total managed assets at December 31, 2005 of $18.6 billion in 24 funds compared to $18.2 billion at December 31, 2004 in 23 funds.

We launched one new RiverSource Fund in 2005, RiverSourceSM Variable Portfolio – Mid Cap Value Fund (“VP-Mid Cap Value”).  VP-Mid Cap Value is an equity fund that seeks to provide shareholders with long-term growth of capital by investing at least 80% of its net assets in equity securities of medium-sized companies.

Ameriprise Financial Services, Inc., our primary retail brokerage subsidiary (“AMPF”), acts as the principal underwriter (distributor of shares) for the RiverSource family of mutual funds.  In addition, RiverSource Investments, LLC (“RiverSource Investments”), one of our wholly-owned subsidiaries, acts as investment manager, and several of our subsidiaries perform various services for the funds, including accounting, administrative, transfer agency and custodial services.  RiverSource Investments performs investment management services pursuant to contracts with the mutual funds that are subject to renewal by the mutual fund boards within two years after initial implementation, and thereafter, on an annual basis.

RiverSource Investments earns management fees for managing the assets of the RiverSource family of mutual funds based on the underlying asset values.  We also earn fees by providing other services to the RiverSource family of mutual funds.  RiverSource Funds that are equity or balanced funds have a performance incentive adjustment that adjusts the level of management fees received, upward or downward, based on the fund’s performance as measured against a designated external index of peers.  This has a corresponding impact on management fee revenue.  In 2005, revenues were adjusted downward by approximately $7 million due to performance incentive adjustments.  A few large RiverSource equity funds, including RiverSourceSM New Dimensions® Fund, have experienced relatively poor investment performance over the last few years.  We earn commissions for distributing the RiverSource Funds through sales charges (front-end or back-end loads) on certain classes of shares and distribution and servicing-related (12b-1) fees based on a percentage of fund assets, and receive intercompany allocation payments. This revenue is impacted by our overall asset levels, and overall the RiverSource Funds have experienced significant net asset outflows since 2000.

The RiverSource family of mutual funds have increased their use of sub-advisors over the last few years to diversify and enhance investment management expertise.  Since the end of 2003, Threadneedle personnel have provided investment management services to the global and international equity funds within the RiverSource family of mutual funds.  Kenwood, another of our affiliates, also provides subadvisory services to one small-cap RiverSource Fund and one small-cap VP Fund.  In addition to Threadneedle Investments and Kenwood, 16 unaffiliated subadvisors provide investment management services to certain RiverSource Funds.

Non-Proprietary Mutual Funds

We offer more than 2,000 mutual funds from more than 200 other mutual fund families on a stand-alone basis and as part of our wrap accounts (which are described below) and 401(k) plans to provide our clients a broad choice of investment products.  In 2005, our retail sales of other companies’ mutual funds accounted for a substantial portion of our total retail mutual fund sales.  Client assets held in mutual funds of other companies on a stand-alone basis generally produce lower revenues than client assets held in our own mutual funds.

Mutual fund families of other companies generally pay us by sharing a portion of the revenue generated from the sales of those funds and from the ongoing management of fund assets attributable to our clients’ ownership of shares of those funds.  In exchange for these payments, the mutual fund families of other companies are generally made available through our financial advisors and through our online brokerage platform. See Item 3 of this Annual Report on Form 10-K—“Legal Proceedings” for information on certain regulatory matters concerning revenue sharing practices. We also receive administrative services fees from most mutual funds sold through our distribution network.

Fee-based Investment Advisory Accounts

In addition to purchases of proprietary and non-proprietary mutual funds and other securities on a stand-alone basis, clients may purchase mutual funds, among other securities, in connection with investment advisory fee-based “wrap account” programs or services, and pay fees based on a percentage of their assets.  We currently offer both discretionary and non-discretionary investment advisory wrap accounts.  In a discretionary wrap account, an unaffiliated investment advisor, we or one of our subsidiaries chooses the underlying investments in the portfolio on behalf of the client, whereas in a non-discretionary wrap account, the client chooses the underlying investments in the portfolio based, to the extent the client elects, on the recommendations of their financial advisor.  Investors in discretionary and non-discretionary wrap accounts generally pay an asset-based fee that is based on the assets held in their wrap accounts as well as any related fees or costs included in the underlying securities held in that account (e.g., underlying mutual fund operating expenses, Rule 12b-1 fees, etc.).  In 2005, a portion of our proprietary mutual fund sales were made through wrap accounts.  Client assets held in mutual funds in a non-discretionary or other wrap account generally produce higher revenues than client assets held in mutual funds on a stand-alone basis because, as noted above, we receive a fee based on the asset values of the assets held in a wrap account in addition to revenues we normally receive for sales of the funds included in the account.

We provide the above-referenced discretionary and non-discretionary wrap accounts as part of the AmeripriseSM Premier Portfolio Services, which is a service that allows customers to receive consolidated reporting and information on one or more of their fee-based investment advisory accounts.  The largest wrap program we sponsor within the Ameriprise Premier Portfolio Services service is AmeripriseSM Strategic Portfolio Service Advantage, a non-discretionary wrap account.  The Strategic Portfolio Service Advantage wrap program had total client assets valued at $47.6 billion at December 31, 2005 compared to $35.3 billion at December 31, 2004.  We also provide other fee-based investment advisory services as part of the Ameriprise Premier Portfolio Services, including a fund of hedge funds investment advisory account service and the Separately Managed Account program, a discretionary wrap account service.  The Premier Portfolio Services Separately Managed Account program had total client managed assets of approximately $2.1 billion at December 31, 2005 compared to $1.9 billion at December 31, 2004.

Brokerage and Other Products and Services

We also offer our retail clients a variety of brokerage and other products and services.  We provide securities execution and clearing services for our retail and institutional clients through our registered broker-dealer subsidiaries.  As of December 31, 2005, we administered $77.3 billion in assets for clients, an increase of $7.3 billion from December 31, 2004.  Our online brokerage service allows clients to purchase and sell securities online, obtain independent research and information about a wide variety of securities, use self-directed asset allocation and other financial planning tools, contact a financial advisor, as well as have access to mutual funds, among other services.

Our Ameriprise ONE Financial Account is a single integrated financial management account that combines a client’s investment, banking and lending relationships.  The Ameriprise ONE Financial Account enables clients to access a single cash account to fund a variety of financial transactions, including investments in mutual funds, individual securities, cash products and margin lending.  Additional features of the Ameriprise ONE Financial Account include unlimited check writing with overdraft protection, an American Express® Gold or Platinum Card (subject to certain eligibility requirements), online bill payments, ATM access and a savings account.

We also offer a My Financial Accounts data aggregation service, which is an online capability that enables clients to view and manage their entire Ameriprise Financial relationship (i.e., brokerage, 401(k), banking and financial advisor credit cards) in one place via the Internet.  Our My Financial Accounts data aggregation service also allows clients to add third party account information, providing a consolidated view of their financial services account relationships.

In May 2004, we began the nationwide rollout of Ameriprise Gold Financial Services to offer special benefits to recognize and reward our clients with more than $100,000 invested with our company or, starting in 2005, with at least a $1 million face-amount estate series life insurance policy.  Clients with over $500,000 invested with our company or a $5 million face-amount estate series life insurance policy may qualify for Ameriprise Platinum Financial Services.  Clients must meet detailed eligibility and maintenance rules to qualify for and retain Gold or Platinum status.  Special benefits may include items such as annual fee waivers on IRA rollovers, quarterly fee waivers on the Ameriprise ONE Financial Account or a fee-waived American Express® Preferred Rewards Gold or Platinum Card, as applicable.  Financial planning services are available for a separate fee as described above under “—Financial Planning and Advice Services.”  We have plans to rebrand and refresh our client recognition and loyalty programs in 2006 to enhance client recognition and foster greater participation among clients in the benefits available to them when they achieve the required criteria.

We also offer shares in public, non-exchange traded Real Estate Investment Trusts (“REITs”) issued by other companies.  We believe that we are one of the largest distributors of public non-exchange traded REITs in the United States.  In addition, we service, but do not sell, managed futures limited partnerships engaged in the trading of commodity interests, including futures contracts, in which one of our subsidiaries is a co-general partner.  These products subject us to regulation by the Commodity Futures Trading Commission (“CFTC”).

Face-Amount Certificates

We issue five different types of face-amount certificates, a type of investment product, through Ameriprise Certificate Company, a wholly-owned subsidiary that is registered as an investment company under the Investment Company Act of 1940.  Owners of our certificates invest funds and are entitled to receive, at maturity or the end of a stated term, a determinable amount of money equal to their aggregate investments in the certificate plus interest at rates we declare from time to time, less any withdrawals and early withdrawal penalties.  For two types of certificate products, the rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at our discretion for prospective terms.

At December 31, 2005, we had approximately $5.6 billion in total certificate reserves underlying our certificate products.  Our earnings are based upon the spread between the interest rates credited to certificate holders and the interest earned on the certificate assets invested.  A portion of these earnings is used to compensate the various affiliated and unaffiliated entities that provide management, administrative and other services to our company for these products.  The certificates compete with many other investments offered by banks, savings and loan associations, credit unions, mutual funds, insurance companies and similar financial institutions, which may be viewed by potential customers as offering a comparable or superior combination of safety and return on investment.  In times of weak performance in the equity markets, certificate sales are generally stronger.

Annuities

We offer both variable and fixed annuity products issued almost exclusively through IDS Life and its insurance subsidiaries.  We refer to IDS Life and its insurance subsidiaries as the “IDS Life companies.”  Our products include deferred variable and fixed annuities, in which assets accumulate until the contract is surrendered, the contractholder (or in some contracts, annuitant) dies or the contractholder or annuitant begins receiving benefits under an annuity payout option.  We also offer immediate variable and fixed annuities, in which payments begin within one year of issue and continue for life or for a fixed period of time. In addition to the revenues we generate on these products, which are described below, we also receive fees charged on assets allocated to our separate accounts to cover administrative costs, and a portion of the management fees from the underlying investment accounts in which assets are invested, as discussed below under “ —Variable Annuities.”  Investment management performance is critical to the profitability of our annuity business.

Our branded advisors do not offer annuity products of our competitors, except for annuities specifically designed for use in the small employer 401(k) market that are issued by two unaffiliated insurance companies.  IDS Life serves as the distributor for variable annuities that it issues, while another of our subsidiaries serves as the distributor of variable annuities issued by IDS Life’s subsidiaries.  We also distribute annuities through third party channels such as banks and broker-dealer networks.

IDS Life is one of the largest issuers of annuities in the United States.  For the year ended December 31, 2005, on a consolidated basis, our variable annuity products ranked 11th in new sales of variable annuities according to VARDS.  We continue to expand distribution by delivering annuity products issued by the IDS Life companies through non-affiliated representatives and agents of third party distributors.

We had fixed and variable annuity cash sales in 2005 of $7.6 billion, up from 2004 as a result of a 41% increase in variable annuities, partially offset by a decrease in fixed annuities.  The relative proportion between fixed and variable annuity sales is generally driven by the relative performance of the equity and fixed income markets.  In times of lackluster performance in equity markets, fixed sales are generally stronger.  In times of superior performance in equity markets, variable sales are generally stronger.  The relative proportion between fixed and variable annuity sales is also influenced by product design and other factors.

Variable Annuities

A variable annuity provides a contract owner with investment returns linked to underlying investment accounts of the contract owner’s choice.  These underlying investment options may include the VP Funds discussed above as well as mutual funds of other companies.  Most variable annuity products in-force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 4% at December 31, 2005.

Our Portfolio Navigator asset allocation program is available under our variable annuities.  The Portfolio Navigator program is designed to help a contract purchaser select an asset allocation model portfolio from the choices available under the program, based on the purchaser’s stated investment time horizon, risk tolerance and investment goals.  We believe the benefits of the Portfolio Navigator asset allocation program may include a well-diversified annuity portfolio, disciplined, professionally created asset allocation models, simplicity and ease of use, access to multiple well-known money managers within each model portfolio and automatic rebalancing of the client’s contract value on a quarterly basis. The model portfolios under the Portfolio Navigator asset allocation program are designed and periodically updated by our investment management subsidiary RiverSource Investments, based on recommendations from Morningstar Associates, LLC.

Contract purchasers can choose to add various optional benefit provisions to their contracts to meet their needs.  These include enhanced guaranteed minimum death benefit provisions, guaranteed minimum withdrawal benefit provisions, guaranteed minimum accumulation benefit provisions and guaranteed minimum income benefit provisions.  In general, these features can help protect contract owners and beneficiaries from a shortfall in death or living benefits due to a decline in the value of their underlying investment accounts.

The general account assets of each IDS Life company support the contractual obligations under the guaranteed benefit provisions the company issues (see “—Institutional Products and Services—Insurance Company General and Separate Accounts” section below).  As a result, IDS Life bears the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support.  IDS Life’s exposure to risk from guaranteed benefits generally will increase when equity markets decline.

Variable annuities provide us with fee-based revenue in the form of mortality and expense risk charges and fees charged for optional features elected by the contract owner and other contract charges.  We and our affiliates receive asset management fees for managing the VP Funds underlying our variable annuity products as well as 12b-1 distribution and servicing-related fees from the VP Funds and the underlying funds of other companies.  In addition, we also receive marketing support payments from the affiliates of other companies’ funds included as investment options in our variable annuity products.

Fixed Annuities

Our fixed annuity products provide a contract owner with cash value that increases by a fixed or indexed interest rate.  Fixed rates are periodically reset at our discretion subject to certain policy terms establishing minimum guaranteed interest crediting rates.  Our earnings from fixed annuities are based upon the spread between rates earned on assets purchased with fixed annuity deposits and the rates at which interest is credited to our fixed annuity contracts.

Our fixed annuity contracts in-force provide guaranteed minimum interest crediting rates ranging from 1.5% to 5% at December 31, 2005.  In 2003, and in response to a declining interest rate environment, several states adopted an interim regulation allowing for a guaranteed minimum interest-crediting rate of 1.5% and/or a model regulation providing for a guaranteed indexed rate and have now adopted regulations that mirror the National Association of Insurance Commissioners (“NAIC”) model regulation for a guaranteed indexed rate.  In response, we filed a number of contract changes in recent years to implement lower minimum guarantees.  We will continue to implement contract changes as states adopt the new model regulation or as the interim regulation expires according to its terms.

Liabilities and Reserves for Annuities

We must maintain adequate financial reserves to cover the risks associated with guaranteed benefit provisions added to variable annuity contracts in addition to liabilities arising from fixed and variable annuity base contracts.  You can find a discussion of liabilities and reserves related to our annuity products in Note 2 to our consolidated financial statements included in our 2005 Annual Report to Shareholders.

Banking Products

We provide consumer lending and Federal Deposit Insurance Corporation (“FDIC”) insured deposit products to our retail clients through an arm’s length service arrangement with American Express Bank, Federal Savings Bank (“FSB”), a subsidiary of American Express Company, that will continue until we are able to establish our own banking subsidiary.  For more information regarding this transition arrangement see “Our Relationship with American Express Company.”  Our consumer lending products include first mortgages, home equity loans, home equity lines of credit, investment secured loans and lines of credit and unsecured loans and lines of credit.  Our deposit products include the AmeripriseSM Insured Money Market Account and the ONE High-Yield Savings Account, both of which are offered in connection with the Ameriprise ONE Financial Account described below.  We also offer stand-alone checking, savings and money market accounts and certificates of deposit.

Our mortgage and home equity installment loan products are originated through American Express Bank, FSB and sold to third parties shortly after origination.  All other lending products are originated and held on the balance sheet of American Express Bank, FSB.  As of December 31, 2005, there were $501 million in home equity line of credit balances, $42 million in investment-secured loan and line of credit balances and $82 million in unsecured balances extended to our clients.  The majority of our clients’ deposit balances are in the Ameriprise Insured Money Market Account and the ONE High-Yield Savings Account.  These products held $4.0 billion and $0.9 billion in total deposits, respectively, as of December 31, 2005.  We believe these products play a key role in our Asset Accumulation and Income business by offering our clients an FDIC-insured alternative to other cash products.  They also provide pricing flexibility generally not available through money market funds.

We distribute our banking products through branded advisor referrals and direct mail to our retail clients and external prospects.  We believe that the availability of these products is a competitive advantage and supports our financial advisors in their ability to meet the financial needs of our clients.

We have received approval from the Office of Thrift Supervision (“OTS”) to obtain a new FSB charter for a wholly-owned subsidiary named Ameriprise Bank, FSB.  Issuance of the charter is subject to approval by the FDIC.  We expect that our subsidiary will operate as an FSB and that it will replace American Express Bank, FSB, as the provider of the banking products described above once all necessary legal and regulatory approvals are obtained.  We also expect that our banking subsidiary will eventually provide the personal trust services described above under “—Brokerage and Other Products and Services,” which are also currently provided by American Express Bank, FSB.  We currently anticipate that we will be able to obtain required regulatory approvals and transfer client accounts to our new FSB in the first half of 2006.  It is expected that these accounts will be transferred at fair value at the time the purchase is completed.

We continue to provide distribution services for Personal Trust Services, a division of American Express Bank, FSB.  Personal Trust Services provides personal trust, custodial, agency and investment management services to individual and corporate clients of our branded advisors.  Personal Trust Services also uses some of our investment products in connection with its services.  We expect to continue providing these distribution services until our new banking subsidiary is operating, at which point we intend to provide distribution services for the Personal Trust Services division of our new banking subsidiary.

Strategic Alliances and Other Marketing Channels

We use strategic marketing alliances, local marketing programs for our branded advisors and on-site workshops through our Financial Education and Planning Services group in order to generate new clients for our financial planning and other financial services.  In addition, we use third party distribution channels for our own annuity products.

Strategic Alliances and Other Marketing Arrangements

An important aspect of our strategy is to leverage the client relationships of our other businesses by working with major companies to create alliances that help generate new financial services clients for us.  We currently have relationships with Costco, Delta, Ford, American Century Services Corporation (“American Century”), Marriott Ownership Resorts, Inc., and eWomenNetwork, Inc. In addition to these relationships, we also continue to market annuity products directly to consumers holding an American Express Card under our transition arrangement with American Express Company.

•                  Costco.  Since 2002, we have had a relationship with Costco involving AMPF and our property casualty subsidiary.  AMPF signed a 1-year extension in January 2006, and our property casualty subsidiary recently signed a 5-year extension.  The relationship with AMPF offers its financial advisors an opportunity to market our financial planning and advice services to Costco members through various marketing channels.  We also market our property casualty products through our alliance with Costco.  See “Protection—Distribution and Marketing Channels.”

•                  Delta.  Our marketing alliance with Delta, which began in 2003, provides us with the opportunity to market financial planning and advice services to consumers who have a relationship with Delta Air Lines through its Delta SkyMiles program.

•                       Ford.  We recently entered into an alliance providing us the opportunity to offer personal auto, home and liability insurance products to customers of Ford Motor Credit Company.

•                  American Century.  In April 2004, we began a cooperative marketing alliance with American Century.  This alliance provides us with the opportunity to market our financial planning and advice services to direct shareholders of American Century’s own mutual fund family.

•                  Marriott Vacation Club International (“MVCI”).  Under our agreement with MVCI, which was entered into in November 2004, our financial advisors conduct financial education sessions at vacation ownership properties marketed by Marriott Ownership Resorts, Inc., under its MVCI label.

•                  eWomenNetwork, Inc. In September 2005, we entered into a marketing agreement with eWomenNetwork, Inc., to offer financial planning and advice services to their membership base.  The agreement allows us to use multi-channel touch points, from online to seminars and events, to reach members for financial advisor client acquisition opportunities.

Our alliance arrangements are generally for a limited duration of one to five years with an option to renew.  Additionally, these types of marketing arrangements typically provide that either party may terminate the agreements on short notice, within 60 days.  We compensate our alliance partners for providing opportunities to market to their clients.

In addition to our alliance arrangements, we have developed a number of local marketing programs for our branded advisors to use in building a client base in their local communities.  These include pre-approved seminars, seminar- and event-training and referral tools and training, which are designed to encourage both prospective and existing clients to refer or bring their friends to an event.

Third Party Distribution Channels

We also offer our annuity products to retail clients through third party banks and broker-dealers, such as Wachovia Securities, Inc., SunTrust Securities, Inc., Wells Fargo Securities, Inc., and Dreyfus Service Corporation.  As of December 31, 2005 we had distribution agreements for our annuity products in place with approximately 40 banks and over 40 broker-dealers, with annual sales of approximately $1 billion in 2005.

Financial Education and Planning Services

We provide workplace financial education and advisory services programs to major corporations and small businesses through our Financial Education and Planning Services group, including some of our 401(k) plan sponsor clients.  Our Financial Education and Planning Services group focuses on helping the individual employees of client companies plan for and achieve their long-term financial objectives.  It makes available educational materials, tools and programs as well as trains and supports financial advisors working on-site at company locations to present educational seminars, conduct one-on-

one meetings and participate in client educational events.  In 2005, we increased sales of financial education relationships to companies and small businesses that do not have a 401(k) relationship with our retirement services business, and we also expanded our educational programs and on-site activities with 401(k) clients.

We also provide financial advice service offerings, such as Financial Planning and Executive Financial Services, tailored to discrete employee segments.  We believe that demand for employee financial education is expected to remain high, particularly given the continuing trend toward increased employee responsibility for selecting retirement investments, selecting benefit options, and for their overall personal retirement readiness.

Financial Services Center

In 2004, we established the Financial Services Center, a special call center for remote-based sales and service.  The Financial Services Center provides support for those retail customers who do not have access to or do not desire a face-to-face relationship with a financial advisor.  Financial consultants in the Financial Services Center provide personal service and guidance through phone-based interactions and may provide product choices in the context of the client’s needs and objectives.

Institutional Products and Services

Through our asset management subsidiaries, we offer separately managed account services to a variety of institutional clients, including pension plans, employee savings plans, foundations, endowments, corporations, banks, trusts, governmental entities, high-net-worth individuals and not-for-profit organizations.  These asset management subsidiaries also provide investment management services for the general and separate accounts of insurance companies, including for our insurance subsidiaries, as well as hedge fund management and other alternative investment products.  These alternative investment products include collateralized debt obligations (“CDOs”) available through our syndicated loan management group to our institutional clients.  We also offer a variety of retirement services to clients.  We are working to further develop our institutional capabilities, including through funding institutional product development by our investment management teams and through the recent expansion of our institutional and sub-advisory sales teams.  At December 31, 2005, approximately $130.1 billion, or 30.4%, of our total owned, managed and administered assets (other than assets held in the general and separate accounts of our IDS Life companies described below) were managed for institutional clients, including assets managed by Threadneedle Investments.

Institutional Separately Managed Accounts

We provide investment management services to pension, profit-sharing, employee savings and endowment funds, the accounts of large- and medium-sized businesses and governmental clients, as well as the accounts of high-net-worth individuals and smaller institutional clients, including tax-exempt and not-for-profit organizations, through our asset management subsidiaries.  The management services we offer include investment of funds on a discretionary or non-discretionary basis, and related services including trading, cash management and reporting.

We offer various fixed income and equity investment strategies for our institutional separately managed accounts clients.  Through an arrangement with Threadneedle Investments and our affiliate Kenwood, we also offer certain international and U.S. equity strategies to U.S. clients.

For our investment management services, we generally receive fees based on the market value of managed assets pursuant to contracts that can typically be terminated by the client on short notice.  Clients may also pay fees to our company based on the performance of their portfolio.

At December 31, 2005, we managed a total of $19.2 billion in assets under this range of services.

Insurance Company General and Separate Accounts

We provide investment management services for assets held in the general and separate accounts of our IDS Life companies.  Our fixed-income team manages the general account assets according to a strategy designed to provide for a consolidated and targeted rate of return on investments while controlling risk.  Separate account assets are managed by both our fixed-income and equity teams.  At December 31, 2005, on behalf of IDS Life and its subsidiaries, we managed general account assets of $31.2 billion and separate account assets of $18.6 billion, compared to $32.6 billion and $18.2 billion, respectively, at December 31, 2004.

In accordance with regulatory investment guidelines, the IDS Life companies, through their respective boards of directors, boards of directors’ investment committees or staff functions, review models projecting different interest rate scenarios, risk/return measures and their effect on profitability in order to guide us in our management of the general account assets.  They also review the distribution of assets in the portfolio by type and credit risk sector.  The objective is to structure the investment securities portfolio in the general accounts to meet contractual obligations under our insurance and annuity products and achieve targeted levels of profitability within defined risk parameters.

Threadneedle Investments provides investment management services for accounts of The Zurich Group totaling approximately $84.1 billion in separately managed assets as of December 31, 2005, compared to $84.9 billion as of December 31, 2004.  See “—International Products and Services—Threadneedle—Strategic Alliances” below.

Management of Collateralized Debt Obligations

We provide collateral management services to special purpose vehicles that issue CDOs through a dedicated team of investment professionals located in Los Angeles, California. CDOs are securities collateralized by a pool of assets, usually primarily syndicated bank loans and, to a lesser extent, high yield bonds.  Multiple tranches of securities are issued by a CDO, offering investors various maturity and credit risk characteristics.  Scheduled payments to investors are based on the performance of the CDO’s collateral pool.  For collateral management of CDOs, we earn fees based on managed assets and, in certain instances, may also receive performance-based fees.  At December 31, 2005, we managed approximately $6.0 billion of assets related to CDOs.

Sub-Advisory Services

We serve as sub-advisors to certain offshore mutual funds sponsored by American Express Bank Ltd., a subsidiary of American Express Company.  These funds are organized under the laws of Luxembourg and are advised by American Express Asset Management Company (Luxembourg) Ltd., a subsidiary of American Express Company.  We are pursuing opportunities to sub-advise additional investment company assets in the U.S. and overseas.  As of December 31, 2005, we had over $1.2 billion in sub-advised assets.  Our affiliates Kenwood and Threadneedle Investments also serve as sub-advisors to investment companies and other assets.

Hedge Funds

We provide investment advice and related services through our asset management subsidiaries to private, pooled investment vehicles organized as limited partnerships, limited liability corporations or foreign (non-U.S.) entities.  These funds are currently exempt from registration under the Investment Company Act of 1940 and are organized as domestic and foreign funds.

For investment management services, we generally receive fees based on the market value of assets under management, as well as performance-based fees.  During the fourth quarter of 2005, we experienced outflow in institutional assets in connection with the transfer of our fund of hedge funds to American Express Company and the liquidation of certain hedge funds.

Retirement Services

We provide a variety of services for our institutional clients who sponsor retirement plans.  These services are provided through our Ameriprise Retirement Services business unit which is a service group of our trust company subsidiary and one of our broker-dealer subsidiaries.

  As of December 31, 2005, approximately $11.1 billion, or 2.6%, of our total owned, managed and administered assets as of such date, were managed for retirement services clients, compared to $12.0 billion at December 31, 2004.  This amount does not include the RiverSource family of mutual funds held in other retirement plans, because these assets are included under assets managed for institutional and retail clients and within the “Mutual Funds” section above.  Also, this amount does not include other companies’ mutual funds because these assets are included in administered assets.

At December 31, 2005, our trust company acted as directed trustee or custodian for over 225 retirement plans, which represented approximately $29.8 billion in assets managed or administered and approximately 820,000 participants.  At December 31, 2004, our trust company acted as directed trustee or custodian for over 260 retirement plans, which represented approximately $31.4 billion in assets managed or administered, and approximately 900,000 participants.

We provide investment management services through collective investment funds provided by our trust company subsidiary.  Collective funds are investment funds that are exempt from registration with the Securities and Exchange Commission (“SEC”) and offered primarily through banks and other financial institutions to institutional clients such as retirement, pension and profit-sharing plans.  We currently serve as investment manager to 47 collective funds covering a broad spectrum of investment strategies.  We receive fees for investment management services that are generally based upon a percentage of assets under management rather than performance-based fees.  We generally consider the assets managed in connection with our retirement services as managed assets on behalf of individuals because the underlying assets are typically owned by individuals.

In addition to RiverSource Funds and RiverSource Trust Collective Funds, we offer separately managed accounts to our retirement plan clients.  Our retirement services investment platform offers a wide range of non-proprietary mutual fund offerings.  We receive revenue from these mutual funds and their affiliates for services we provide to our retirement services clients.

The primary market for our retirement services is retirement plans with at least $10 million in assets, which are generally sponsored by mid- and large-size private employers, governmental entities and labor unions.  In addition to the investments described above, we offer additional services to employer-sponsored retirement plans, including participant record keeping and employee education offerings and both telephone and Internet-based plan servicing.  Our trust company subsidiary also provides custodial and non-discretionary administrative services to qualified employer stock funds offered under plans sponsored by our retirement services clients.

In addition to the services described above, our trust company also acts as custodian, and one of our brokerage subsidiaries acts as broker, for individual retirement accounts, tax-sheltered custodial accounts and other retirement plans for individuals and small- and mid-sized businesses.  At December 31, 2005, these tax-qualified assets totaled $76.2 billion, approximately 17.8% of our total assets owned, managed and administered.

Our trust company subsidiary also provides institutional asset custodial services to our affiliates providing mutual funds, face-amount certificates, asset management and life insurance.  At December 31, 2005, our institutional assets under custody were approximately $106.4 billion.  We receive fees for our custody services that are generally based upon assets under custody as well as transaction-related fees for our institutional custody services.

International Products and Services—Threadneedle

Outside the United States, we offer investment management products and services through Threadneedle Investments. Threadneedle Investments is headquartered in London, and had 749 employees as of January 1, 2006.  The Threadneedle group of companies provides investment management products and services independently from our other affiliates. Threadneedle Investments offers a wide range of asset management products and services, including segregated asset management, mutual funds and hedge funds, to institutional clients as well as to retail clients through intermediaries, banks and fund platforms in Europe.  These services comprise most asset classes, including equities, fixed income, cash and real estate.

Threadneedle Investments also offers investment management products and services to U.S. investment companies, other U.S. institutional clients, including certain RiverSource Funds and VP Funds, as well as non-U.S. institutional clients.  In addition, Threadneedle Investments provides sub-advisory services to the Luxembourg-based fund family of American Express Bank Ltd., a subsidiary of American Express Company.

Our September 2003 acquisition of Threadneedle Investments helped facilitate consolidation of our international asset management activities in the United Kingdom.  Threadneedle has benefited from growth in assets under management both through new client business and organic market growth of existing funds.  At December 31, 2005, the Threadneedle group of companies managed over $113.6 billion, or approximately 27%, of our total owned, managed and administered assets for both retail and institutional clients compared to $112.8 billion at December 31, 2004.

Threadneedle’s distribution is organized along three lines: retail, institutional and strategic alliances.

Retail.  The retail business line includes Threadneedle’s U.K. mutual fund family, which ranked as the third largest retail fund business in the United Kingdom in terms of assets under management at December 31, 2005 according to the Investment Management Association, a trade association for the U.K. investment management industry.  Threadneedle sells mutual funds mostly in Europe (primarily the U.K. and Germany) through financial intermediaries and institutions.  The retail business unit also includes Threadneedle’s hedge funds comprising four long/short equity funds, a fund of funds and one fixed income fund.  The hedge funds are sold primarily to banks and other managers of funds of hedge funds.

Institutional.  Threadneedle’s institutional business offers separately managed accounts to U.K. and international pension funds and other institutions as well as offering insurance funds.  Threadneedle Investments is expanding distribution of its institutional products in Scandinavia, Switzerland, the Middle East and Asia.  At December 31, 2005, Threadneedle Investments had $102.9 billion in owned assets and managed assets in separately managed accounts (including “Strategic Alliance” assets, as described below) compared to $103.6 billion at December 31, 2004.

Strategic Alliances.  Threadneedle’s strategic alliances business comprises the asset management activities undertaken by Threadneedle Investments for The Zurich Group, its former parent, the American Express Bank Ltd. entities (which are subsidiaries of American Express Company) and affiliates of our company.  The Zurich Group is Threadneedle’s single largest client and represented over 70% of Threadneedle’s assets under management at December 31, 2005.  Threadneedle provides investment management products and services to Zurich for assets generated by The Zurich Group through the sale of its life insurance products, variable annuity, pension and general insurance products, as well as other assets on the balance sheet of The Zurich Group.  Threadneedle entered into an agreement with The Zurich Group when we acquired Threadneedle Investments in 2003 for Threadneedle to continue to manage certain assets of Zurich Financial Services.  For investment management of the assets underlying Zurich’s life insurance products (which represent a significant majority of the assets managed for Zurich), the initial term of the agreement is through October 2011.  For investment management of Zurich’s other assets, the initial term is through October 2006.  In both cases the term is subject to Threadneedle meeting performance criteria.  The agreement also provides for a fee review in March 2007 for management of certain assets on the balance sheet of The Zurich Group.  Threadneedle Investments also offers its funds directly or within a multi-manager wrap through an independent UK distribution platform operated by Openwork Limited.  Threadneedle Investments provides sales and marketing support for these distribution channels.

Threadneedle Investments sold its controlling interest in an institutional multi-manager business, MM Asset Management Ltd., to Investment Manager Selection (Holdings) Limited (“IMSHL”) in exchange for shares in IMSHL on October 31, 2005.

Threadneedle Investments expects to develop additional hedge funds and other products for both the retail and institutional markets as well as to continue its efforts to attract new retail and institutional clients.

Protection

We offer a variety of protection products, including life, disability income and other brokered life and health insurance products and personal auto and home insurance to address the identified protection and risk management needs of our retail clients.  We offer these insurance protection products primarily to our clients with financial plans and, other than personal auto and home insurance, we offer these products exclusively through our financial advisor network.  We offer our personal auto and home insurance protection products primarily on a direct basis through co-marketing alliances.  We issue insurance policies through our insurance subsidiaries, the IDS Life companies and the Property Casualty companies (as defined below under “—IDS Property Casualty”).  The IDS Life companies are also the issuers of the annuity products described above under “Asset Accumulation and Income—U.S. Retail Products and Solutions—Annuities.”

In 2005, approximately 26% of our revenues and 56% of our income before income tax provision, discontinued operations and accounting change after separation costs (40% before separation costs) were attributable to our Protection business.  Our Protection business generates income from premiums and cost of insurance charges, the spread between our earnings on the investment of general account assets of our IDS Life subsidiaries and the interest credited to contract owners’ fixed accounts, and mortality and expense risk fees as well as marketing, administrative, servicing and distribution support fees related to the funds underlying our variable life products.

IDS Life Companies

The IDS Life companies are the issuers of both variable and fixed universal life insurance, traditional life insurance including whole life and term life, and disability income insurance (IDS Life discontinued underwriting new long-term care policies as of December 31, 2002).  Universal life insurance is a form of permanent life insurance characterized by its flexible premiums, its flexible death benefit amounts and its unbundling of the pricing factors (i.e., mortality, interest and expenses).  Traditional life insurance refers to whole and term life insurance policies that pay a specified sum to a beneficiary upon death of the insured for a fixed premium.  Variable universal life insurance combines the premium and death benefit flexibility of universal life with significant underlying fund investment flexibility and the risks associated therewith.

IDS Life’s sales of individual life insurance in 2005, as measured by scheduled annual premiums, excluding lump sum and excess premiums, consisted of 89% variable universal life, 2% fixed universal life and 9% traditional life.  Our IDS Life companies issue only non-participating policies, which do not pay dividends to policyholders from the insurer’s earnings.

Assets supporting policy values associated with fixed account life insurance and annuity products, as well as those assets associated with fixed account investment options under variable insurance and annuity products (collectively referred to as the “fixed accounts”), are part of the IDS Life companies’ general accounts.  Under fixed accounts each IDS Life company bears the investment risk.  More information on the IDS Life companies general accounts is found under “Asset Accumulation and Income—Institutional Products and Services—Insurance Company General and Separate Accounts” above.

Variable Universal Life Insurance

Our best-selling life insurance products are variable universal life insurance policies.  Variable universal life provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice, options that may include our VP Funds discussed above as well as funds of other companies.  These products in-force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 3.0% to 4.5% at December 31, 2005.  For the year ended December 31, 2005, IDS Life ranked first in sales of variable universal life based on total premiums (according to Tillinghast-Towers Perrin Value survey).

Fixed Universal Life Insurance and Traditional Whole Life Insurance

Fixed universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.

Our fixed universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate.  The rate is periodically reset at the discretion of the issuing company subject to certain policy terms relative to minimum interest crediting rates.  Our fixed universal life insurance policies in-force provided guaranteed minimum interest crediting rates ranging from 4.0% to 5.0% at December 31, 2005. The IDS Life companies also offer traditional whole life insurance, which combines a death benefit with a cash value that generally increases gradually in amount over a period of years and does not pay a dividend (non-participating).  The IDS Life Companies have sold very little traditional whole life insurance in recent years.

Term Life Insurance

The IDS Life Companies also offer term life insurance.  Term life insurance only provides a death benefit, does not build up cash value and does not pay a dividend.  The policyholder chooses the term of coverage with guaranteed premiums at the time of issue.  During the chosen term, we could not raise premium rates even if claims experience were to deteriorate.  At the end of the chosen term, coverage may continue with higher premiums until the maximum age is attained, at which point the policy expires with no value.

Disability Income Insurance

The IDS Life Companies also issue disability income insurance.  For the nine months ended September 30, 2005, we were ranked as the eighth largest provider of individual disability income insurance based on premiums (according to LIMRA International).  Disability income insurance provides monthly benefits to individuals who are unable to earn income at either their occupation at time of disability (“own occupation”) or at any suitable occupation (“any occupation”).  Depending upon occupational and medical underwriting criteria, applicants for disability income insurance can choose “own occupation” and “any occupation” coverage for varying benefit periods up to age 65.  In some states, applicants may also choose various benefit provisions to help them integrate individual disability income insurance benefits with social security or similar benefit plans and to help them protect their disability income insurance benefits from the risk of inflation.

Long-Term Care Insurance

As of December 31, 2002, we discontinued underwriting long-term care insurance.  Our financial advisors now sell only long-term care insurance of other companies, primarily products offered by General Electric Capital Assurance

Company (“GECA”), one of the Genworth Financial insurance companies.  In addition, in May 2003, we began outsourcing claims administration on our existing block of long-term care policies to GECA.

Beginning in 2004, IDS Life filed for approval to implement rate increases on its existing block of nursing home-only indemnity long-term care insurance policies.  Implementation of these rate increases began in early 2005, and we have so far received approval in 45 states, covering over 83% of the eligible premiums, with an average approved rate increase of 32.1%.  Implementation is expected to continue through 2006.

IDS Property Casualty

We offer personal auto, homeowner, excess personal liability and American Express Card-related insurance products through our wholly-owned subsidiary, IDS Property Casualty Insurance Company (“IDS Property Casualty”), and its wholly-owned subsidiary, AMEX Assurance Company.  IDS Property Casualty is a stock insurance company organized under the laws of Wisconsin, and AMEX Assurance is a stock insurance company organized under the laws of Illinois.  We refer to IDS Property Casualty and its subsidiaries as the Property Casualty companies.

Our Property Casualty companies provide personal auto, homeowner’s and liability coverage to clients in 37 states and the District of Columbia.  AMEX Assurance also provides certain American Express Card-related insurance products such as travel accident insurance, as well as currently providing errors and omissions insurance to our company and our financial advisors.  AMEX Assurance, which currently issues most of the personal auto, homeowner’s, liability and errors and omissions coverage, cedes 100% of these risks to IDS Property Casualty pursuant to a reinsurance agreement.  Effective July 1, 2005, AMEX Assurance ceded 100% of the travel insurance and card related business of American Express Travel Related Services Company, Inc., a subsidiary of American Express Company, to Amexco pursuant to a reinsurance agreement.  In connection with the separation from American Express Company, we entered into an agreement to sell AMEX Assurance to American Express Travel Related Services Company, Inc., within two years after the Distribution.  For additional information relating to this agreement and future sale, see “Our Relationship with American Express Company.”

Distribution and Marketing Channels

We offer the insurance protection products of our IDS Life companies almost exclusively through our network of financial advisors.  Our branded advisors offer insurance protection products issued almost exclusively by the IDS Life companies.  In limited circumstances in which we do not offer comparable products or based on risk rating or policy size, our branded advisors may offer insurance protection products of other unaffiliated carriers.  We also sell IDS Life insurance protection products through our Financial Services Center.

Our Property Casualty companies do not have field agents; rather, we use co-branded direct marketing to sell our personal auto and home insurance protection products through alliances with commercial institutions, through affinity groups and directly to our clients, American Express Cardmembers and the general public.  We also receive referrals through our financial advisor network.  Our Property Casualty companies have a major distribution agreement with Costco Insurance Agency, Inc., Costco’s affiliated insurance agency.  Costco members represented approximately 70% of all new policy sales of our Property Casualty companies in 2005.  Through another alliance, we market our property casualty products to certain consumers who have a relationship with Delta Air Lines.  For more information regarding our alliances with Costco and Delta, see “Asset Accumulation and Income—Strategic Alliances and Other Marketing Channels—Strategic Alliances and Other Marketing Arrangements” above.

Liabilities and Reserves

Our IDS Life and Property Casualty companies must maintain adequate financial reserves to cover the insurance risks associated with the insurance products they issue.  Generally, reserves represent estimates of the invested assets that our IDS Life and Property Casualty companies need to hold now to provide adequately for future benefits and expenses.  You can find a discussion of liabilities and reserves related to our insurance products in Note 2 to our consolidated financial statements included in our 2005 Annual Report to Shareholders.

Reinsurance

We reinsure a portion of the insurance risks associated with our life and long-term care insurance products through reinsurance agreements with unaffiliated reinsurance companies.  We use reinsurance in order to limit losses, reduce exposure to large risks, provide additional capacity for future growth and deploy capital efficiently.  To manage exposure to losses from reinsurer insolvencies, we evaluate the financial condition of reinsurers prior to entering into new reinsurance treaties.

Our insurance companies remain primarily liable as the direct insurers on all risks reinsured.  They also retain all risk for claims on disability income contracts.  We currently manage risk by limiting the amount of disability income insurance written on any one individual.  Our insurance companies also retain all risk on accidental death benefit claims and risk associated with waiver of premium provisions.

Generally, we reinsure 90% of the death benefit liability related to individual variable universal, fixed universal and traditional life insurance products.  As a result, the IDS Life Companies typically retain, and are at risk for, at most, 10% of each policy’s death benefit from the first dollar of coverage for new sales of these policies, subject to the reinsurer actually paying.  IDS Life began reinsuring risks at this level during 2001 for term life insurance and 2002 for variable universal and fixed universal life insurance.  Our IDS Life of New York subsidiary began reinsuring risks at this level during 2002 for term life insurance and 2003 for variable universal and fixed universal life insurance.  Policies issued prior to these dates are not subject to these same reinsurance levels.  Generally, the maximum amount of life insurance risk retained by IDS Life and IDS Life of New York is $750,000 on any policy insuring a single life and $1.5 million on any flexible premium survivorship variable life policy.  For existing long-term care policies, IDS Life (and IDS Life of New York for 1996 and later issues) retained 50% of the risk and ceded the remaining 50% of the risk to GECA.  Risk on variable universal life and fixed universal life policies is reinsured on a yearly renewable term basis. Risk on recent term life and long-term care policies is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionately in all material risks and premiums associated with a policy.

We also reinsure a portion of the risks associated with our personal auto and home insurance products through two types of reinsurance agreements with unaffiliated reinsurance companies.  We purchase reinsurance with a limit of $3.15 million per loss and we retain $350,000 per loss.  We purchase catastrophe reinsurance and retain $4 million of loss per event with loss recovery up to $55 million per event.

Financial Strength Ratings

Our insurance subsidiaries receive ratings from independent rating agencies.  Ratings are important to maintaining public confidence in our insurance subsidiaries and our protection and annuity products.  Lowering of our insurance subsidiaries’ ratings could have a material adverse effect on our ability to market our protection and annuity products and could lead to increased surrenders of these products.  Rating agencies continually evaluate the financial soundness and claims-paying ability of insurance companies based on a number of different factors.

More specifically, the ratings assigned are developed from an evaluation of a company’s balance sheet strength, operating performance and business profile.  Balance sheet strength reflects a company’s ability to meet its current and ongoing obligations to its policyholders and includes analysis of a company’s capital adequacy.  The evaluation of operating performance centers on the stability and sustainability of a company’s sources of earnings.  The analysis of business profile reviews a company’s mix of business, market position and depth and experience of management.

Generally, IDS Life’s four insurance subsidiaries do not receive an individual rating, but receive the same rating as IDS Life.  IDS Life is currently rated as A+” (Superior) by A.M. Best Company, Inc. and its claims-paying ability/financial strength was rated “Aa3” (Excellent) by Moody’s Investors Service, Inc., “AA-” (Very Strong) by Fitch and “AA-” (Very Strong) by Standard & Poor’s.

Our Property Casualty companies receive two ratings from A.M. Best, one related to AMEX Assurance as a separate company and one for the combined Property Casualty companies. Both AMEX Assurance and the combined Property Casualty companies recently received “A” ratings (Excellent) by A.M. Best with a negative outlook.

Risk-Based Capital

The NAIC defines risk-based capital (“RBC”) requirements for insurance companies.  The RBC requirements are used by the NAIC and state insurance regulators to identify companies that merit regulatory actions designed to protect policyholders.  The NAIC RBC report is completed as of December 31 and filed annually, along with the statutory financial statements.

Our IDS Life and Property Casualty companies would be subject to various levels of regulatory intervention should their total adjusted statutory capital fall below the RBC requirement.  At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator.  The “regulatory action level,” which is between 75% and 50% of the RBC requirement, subjects an insurer to examination, analysis and specific corrective action prescribed by the primary state regulator.  If a company’s total adjusted capital falls between 50% and 35% of its RBC requirement, referred to as “authorized control level,” the insurer’s primary state regulator may place the insurer under regulatory control.  Insurers with total adjusted capital below 35% of the requirement will be placed under regulatory control.

For IDS Life, the company action level RBC was $751 million as of December 31, 2005, and the corresponding total adjusted capital was approximately $3.3 billion, which represents 435% of company action level RBC.

As of December 31, 2005, the company action level RBC was $72.6 million for IDS Property Casualty and $22.8 million for AMEX Assurance.  As of December 31, 2005, IDS Property Casualty had $464 million of total adjusted capital, or 639% of the company action level RBC, and AMEX Assurance had $115 million of total adjusted capital, or 505% of the company action level RBC.

As described above, the IDS Life, IDS Property Casualty, and AMEX Assurance companies maintain capital well in excess of the company action level required by their state insurance regulators.

Competition

We operate in a highly competitive industry.  Because of our integrated business model, we compete directly with a variety of financial institutions such as banks, securities brokers, asset managers and insurance companies depending on the type of product and service we are offering.  We compete directly with these entities for the provision of products and services to clients, as well as for our financial advisors and investment management personnel.  Our products and services also compete indirectly in the marketplace with the products and services of our competitors.

Our financial advisor force competes for clients with a range of other advisors, broker-dealers and direct channels, including wirehouses, regional broker-dealers, independent broker-dealers, insurers, banks, asset managers, registered investment advisers and direct distributors.

To acquire and maintain owned, managed and administered assets, we compete against a substantial number of firms, including those of the categories listed above.  Our own RiverSource family of mutual funds, like other mutual funds, faces competition from other mutual fund families and alternative investment products, such as exchange traded funds.  Additionally, for mutual funds, high ratings from rating services, such as Morningstar or Lipper, as well as favorable mention in financial publications, may influence sales and lead to increases in managed assets.  As a mutual fund’s assets increase, management fee revenue increases and the fund may achieve economies of scale that make it more attractive to investors because of potential resulting reductions in the fund’s expense ratio.  Conversely, low ratings and negative mention in financial publications can lead to outflows, which reduce management fee revenues and can impede achieving the benefits of economies of scale.  Additionally, reputation and brand integrity are becoming increasingly more important as the mutual fund industry generally and certain firms in particular have come under regulatory and media scrutiny.  Our mutual fund products compete against products of firms like Fidelity, American Funds and Oppenheimer.  Our annuity products compete with products from numerous other companies, such as Hartford, MetLife, Lincoln National and Nationwide.

Our brokerage subsidiaries compete with securities broker-dealers, independent broker-dealers, financial planning firms, insurance companies and other financial institutions in attracting and retaining members of the field force. Competitive factors in the brokerage services business include price, service and execution. Our retirement services business competes with a substantial number of larger firms in seeking to acquire and maintain managed assets.  Competitive factors in this business include scale, corporate relationships, fees, record keeping and technological capabilities, investment performance and client service.

Competitors of our IDS Life and Property Casualty companies consist of both stock and mutual insurance companies, as well as other financial intermediaries marketing insurance products such as Hartford, MetLife, Lincoln National and Nationwide.  Competitive factors affecting the sale of life and disability income insurance products include the cost of insurance and other contract charges, the level of premium rates and financial strength ratings from rating agencies such as A.M. Best.  Competitive factors affecting the sale of property casualty insurance products include brand recognition, distribution capabilities and product pricing.

Technology

We have an integrated customer management system, built in the early 1980s, which serves as the hub of our technology platform.  In addition, we have specialized record keeping engines that manage individual brokerage, mutual fund, insurance and banking client accounts.  Over the years we have updated this basic platform to include new product lines such as brokerage, deposit, credit and products of other companies, wrap accounts and e-commerce capabilities for our financial advisors and clients.  We also use a proprietary suite of tools for our financial planning services.

Most of our applications run on a technology infrastructure that we outsourced to IBM in 2002.  Under this arrangement, IBM is responsible for all mainframe, midrange, Web hosting, end-user computing and help desk operations.  Also, we outsource voice network operations to AT&T.  In addition to these two arrangements, we have outsourced our production support and a portion of our development and maintenance of our computer applications to offshore firms.

We are updating our technological capabilities to create a more adaptive platform design that will allow a faster, lower cost response to emerging business opportunities, compliance requirements and marketplace trends.  Since 2002, we have upgraded our investment accounting platform for our owned assets, completed the conversion of our 401(k) record keeping system and transitioned our wrap account system. We believe these upgrades have enhanced our flexibility by bringing our systems in line with industry standards.  Additionally, in 2004, we transitioned our fixed income trading systems to BlackRock Solutions, a leading industry platform.  This change has helped improve our risk management, as well as our ability to analyze the extent to which our fixed income performance can be attributed to various identified factors, such as interest rate movements.  In 2004, in partnership with Acxiom, we also completed a customer analytics and business intelligence capability to enable targeted marketing and identify product sales opportunities.  In 2005 we completed the upgrade of our mutual fund transfer agent platform, which will help improve compliance, enhance functionality and enable eventual third party distribution of our own mutual funds.

We are currently investing in our technology manufacturing processes with an objective of increasing our Capability Maturity Model for Integration (CMMI).  The primary purposes of this investment are to improve the quality of our systems delivered, improve efficiency of our employee and outsource workforce, and enhance our ability to meet business service levels.

In the next phase of our technology upgrade, we intend to update our account opening, order management and servicing platforms for individual and corporate clients.  We also plan to transition to a more modern equity trading platform, which should improve trading of our equity portfolios as well as compliance and may help us to reduce costs.  In addition to general updating of our technological capabilities, as part of the separation from American Express Company, we are installing and implementing information technology infrastructure to support our enterprise business functions, including accounting and reporting, customer service and distribution. This separation from American Express Company’s technology infrastructure includes hardware, applications, network, telephony, databases, backup and recovery solutions.

We have developed a comprehensive business continuity plan that covers business disruptions of varying severity and scope and addresses the loss of a geographic area, building, staff, data, systems and/or our telecommunications.  We subject our business continuity plan to review and testing on an ongoing basis and update it as necessary.  Under our business continuity plan, we expect to continue to be able to do business and resume operations with minimal service impacts.  However, under certain scenarios, the time that it would take for us to recover and to resume operations may significantly increase depending on the extent of the disruption and the number of personnel affected.

Geographic Presence

For years ended December 31, 2005, 2004 and 2003, over 90% of our long-lived assets were located in the United States, and over 90% of our revenues were generated in the United States.

Employees

At December 31, 2005, we had approximately 11,900 employees, including 3,225 employee financial advisors (which does not include our branded franchisee advisors/registered representatives nor those of SAI, neither of whom are employees of our company).  None of our employees are subject to collective bargaining agreements governing their employment with our company.  We believe that our employee relations are good.

Regulation

Most aspects of our business are subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by non-U.S. government agencies or regulatory bodies and securities exchanges.  Our public disclosure, internal control environment and corporate governance principles are subject to the Sarbanes-Oxley Act of 2002, related regulations and rules of the SEC and the listing requirements of The New York Stock Exchange, Inc.

We have implemented franchise and compliance standards, and strive for a consistently high level of client service.  For several years, we have used standards developed by the Certified Financial Planner Board of Standards, Inc., in our financial planning process.  We also participated in developing the International Organization for Standardization (“ISO”) 22222 Personal Financial Planning Standard published in December 2005 by the ISO.   We put in place franchise standards and requirements regardless of location.  We have made significant investments in our compliance processes, enhancing policies and procedures to monitor our compliance with the numerous and varied legal and regulatory requirements applicable to our business.  These requirements are discussed below.  We expect to continue to make significant investments in our compliance efforts.

Asset Accumulation and Income

Our Asset Accumulation and Income business is regulated by the SEC, the National Association of Securities Dealers, commonly referred to as the NASD, the CFTC, the National Futures Association, state securities regulators and state insurance regulators and the U.K. Financial Services Authority (“FSA”).  Our European fund distribution activities are also subject to local country regulations.  Additionally, the U.S. Departments of Labor and Treasury regulate certain aspects of our retirement services business.  As has the rest of the financial services industry, we have experienced, and believe we will continue to be subject to, increased regulatory oversight of the securities, insurance and commodities industries at all levels.  As an example, under the European Union (“EU”) directive on the supplementary supervision of financial conglomerates (“EU Financial Conglomerates Directive”), we are required to have a “coordinating” or “consolidating” regulator to monitor the organization as a whole and coordinate information with other regulators (primarily the FSA, the supervisor of Threadneedle Investments) that have jurisdiction over discrete aspects of our operations.  For more information on these requirements, see “General” below.

Beginning in October 2004, investment companies and investment advisers are required by the SEC to adopt and implement written policies and procedures designed to prevent violation of the federal securities laws and to designate a chief compliance officer responsible for administering these policies and procedures.  The SEC and NASD have also heightened requirements for, and continued scrutiny of, the effectiveness of supervisory procedures and compliance programs of broker-dealers, including certification by senior officers regarding the effectiveness of these procedures and programs.  Regulators have recently adopted or are considering regulatory requirements regarding directed brokerage, market timing, increased disclosures in mutual fund prospectuses and other applicable materials and an investment adviser code of ethics.

AMPF is registered as a broker-dealer and investment adviser with the SEC, is a member of the NASD and does business as a broker-dealer and investment adviser in all 50 states and the District of Columbia.  The SEC and the NASD have stringent rules with respect to the net capital requirements and activities of broker-dealers.  Our financial advisors and other personnel must obtain all required state and NASD licenses and registrations.  SEC regulations also impose notice and capital limitations on the payment of dividends by a broker-dealer to a parent.  Our subsidiary, American Enterprise Investment Services, Inc., is also registered as a broker-dealer with the SEC and appropriate states and is a member of the NASD and the Boston Stock Exchange and a stockholder in the Chicago Stock Exchange.  A subsidiary of our independent financial advisor platform, Securities America, Inc., and our subsidiary IDS Life are also registered as broker-dealers and are members of the NASD.  Certain of our subsidiaries also do business as registered investment advisers and are regulated by the SEC and state securities regulators where required.  The IDS Life companies are subject to regulation by state insurance regulators as described under “—Protection” below.

Our trust company is primarily regulated by the Minnesota Department of Commerce (Banking Division) and is subject to capital adequacy requirements under Minnesota law.  It may not accept deposits or make personal or commercial loans.  As a provider of products and services to tax-qualified retirement plans and IRAs, certain aspects of our business, including the activities of our trust company, fall within the compliance oversight of the U.S. Departments of Labor and Treasury, particularly the Employee Retirement Income Security Act of 1974, commonly referred to as ERISA, and the tax reporting requirements applicable to such accounts.

Our face-amount certificate company is regulated as an investment company.  The payment of dividends to our company by our face-amount certificate company is subject to capital requirements under applicable law and understandings with the SEC and the Minnesota Department of Commerce.

As discussed above under “Asset Accumulation and Income—U.S. Retail Products and Solutions—Banking Products,” we have received approval from the OTS to obtain a new FSB charter.  After we obtain the required regulatory approvals and our banking subsidiary is established, our FSB will be subject to regulation by the OTS, which is the primary regulator of federal savings banks, and by the FDIC in its role as insurer of our FSB’s deposits.  As its controlling company, we will become a savings and loan holding company and also be subject to regulation by the OTS.  Furthermore, our ownership of Threadneedle Investments subjects us to the EU Financial Conglomerates Directive to designate a global consolidated supervisory regulator, and we have designated the OTS for this purpose (subject to approval by the FSA).  Because of our status as a savings and loan holding company, our activities will be limited to those that are financial in nature, and OTS will have authority to regulate our capital and debt, although there are not specific holding company capital requirements.  Our FSB will be subject to specific capital rules and if its capital falls below certain levels, OTS will be required to take certain remedial actions and may take other actions, including the imposition of limits on dividends or activities, and OTS could direct us to divest the subsidiary.  Our FSB also will be subject to limits on capital distributions, including payment of dividends to us and on transactions with affiliates.  In addition, an array of community reinvestment, fair lending, and other consumer protection laws and regulations will apply to our FSB.  Either of the OTS or the FDIC may bring administrative enforcement actions against the FSB or its officers, directors or employees if any of them violate a law or engage in an unsafe or unsound practice.

Compliance with these and other regulatory requirements adds to the cost and complexity of operating our business.  In addition, the SEC, OTS, U.S. Departments of Labor and Treasury, NASD, other self-regulatory organizations and state securities, banking and insurance regulators may conduct periodic examinations.  Periodic examinations may result in administrative proceedings, which, in turn, may result in, among other things, censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment adviser and its officers or employees. Individual investors also can bring complaints against our company.  Because we are structured as a franchise system, we are also subject to Federal Trade Commission and state franchise requirements.

Protection

The Minnesota Department of Commerce (Insurance Division), the Indiana Department of Insurance, the Arizona Department of Insurance, the Wisconsin Office of the Commissioner of Insurance and the Illinois Insurance Department (collectively, and with the New York State Insurance Department, the “Domiciliary Regulators”) regulate certain of the IDS Life companies, IDS Property Casualty and AMEX Assurance, depending on the companies’ state of domicile.  The New York State Insurance Department regulates our IDS Life of New York subsidiary and another IDS Life company that is domiciled in New York.  In addition to being regulated by their Domiciliary Regulators, our IDS Life companies and Property Casualty companies are regulated by each of the insurance regulators in the states where each is authorized to transact the business of insurance.  The other states also regulate such matters as the licensing of sales personnel and, in some cases the marketing and contents of insurance policies and annuity contracts.  The primary purpose of such regulation and supervision is to protect the interests of contractholders and policyholders.  Financial regulation of our IDS Life companies and Property Casualty companies is extensive, and their financial and intercompany transactions (such as intercompany dividends, capital contributions and investment activity) are often subject to pre-notification and continuing evaluation by the Domiciliary Regulators.  Virtually all states require participation in insurance guaranty associations which assess fees to insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies.

At the federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry, including taxation of annuities and life insurance policies, accounting procedures, and the treatment of persons differently because of gender, with respect to terms, conditions, rates or benefits of an insurance policy.  Adoption of any new federal regulation in any of these areas could potentially have an adverse effect upon our IDS Life companies.  Also, recent federal legislative proposals aimed at the promotion of tax-advantaged savings through Lifetime Savings Accounts and Retirement Savings Accounts may adversely impact our IDS Life companies’ sales of annuity and life insurance products if enacted.

Client Information

Many aspects of our business are subject to increasingly comprehensive legal requirements by a multitude of different functional regulators concerning the use and protection of personal information, particularly that of clients, including those adopted pursuant to the Gramm-Leach-Bliley Act , the Fair and Accurate Credit Transactions Act and an ever increasing number of state laws.  Ameriprise has implemented policies and procedures in response to such requirements.  We continue our efforts to safeguard the data entrusted to us in accordance with applicable law and our internal data protection policies, including taking steps to reduce the potential for identity theft or other improper use or disclosure of personal information, while seeking to collect and use data to properly achieve our business objectives and to best serve our clients.

General

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the Patriot Act, was enacted in October 2001 in the wake of the September 11th terrorist attacks. The Patriot Act substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States. In response, we have enhanced our existing anti-money laundering programs and developed new procedures and programs. For example, we have implemented a customer identification program applicable to many of our businesses, and have enhanced our “know your customer” and “enhanced due diligence” programs in others. We intend to take steps to comply with any additional regulations that are adopted. In addition, we will take steps to comply with anti-money laundering initiatives adopted in other jurisdictions in which we conduct business.

We have operations in the EU through Threadneedle Investments and certain of our other subsidiaries. We monitor developments in EU legislation, as well as in the other markets in which we operate, to ensure that we comply with all applicable legal requirements, including EU directives applicable to financial institutions. Because of the mix of Asset Accumulation and Income and Protection activities we conduct, we will be addressing the EU Financial Conglomerates Directive, which contemplates that certain financial conglomerates involved in banking, insurance and investment activities will be subject to a system of supplementary supervision at the level of the holding company constituting the financial conglomerate. The directive requires financial conglomerates to, among other things, implement measures to prevent excessive leverage and multiple leveraging of capital, and to maintain internal control processes to address risk concentrations as well as risks arising from significant intragroup transactions. We have designated the OTS as our global consolidated supervisory regulator under the EU Financial Conglomerates Directive (subject to approval by the FSA).

SECURITIES EXCHANGE ACT REPORTS AND ADDITIONAL INFORMATION

We maintain an Investor Relations website on the Internet at http://ir.ameriprise.com. We make available free of charge, on or through this website, our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these, just click on the “SEC Filings” link found on our Investor Relations homepage.

You can also access our Investor Relations website through our main website at www.ameriprise.com by clicking on the “Investor Relations” link, which is located at the top of our homepage. Information contained on our website is not incorporated by reference into this report or any other report filed with the SEC.

SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

You can find information regarding our operating segments, geographic operations and classes of similar services in Note 20 to our consolidated financial statements included in our 2005 Annual Report to Shareholders and incorporated herein by reference.

EXECUTIVE OFFICERS OF OUR COMPANY

Set forth below is a list of all our executive officers and our principal accounting officer as of March 1, 2006. None of such officers has any family relationship with any other executive officer or our principal accounting officer, and none of such officers became an officer pursuant to any arrangement or understanding with any other person. Each such officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer’s age is indicated by the number in parentheses next to his or her name.

James M. Cracchiolo – Chairman and Chief Executive Officer

Mr. Cracchiolo (47) has been our Chairman and Chief Executive Officer since the Distribution in September 2005. Prior to the Distribution, Mr. Cracchiolo was Chairman and Chief Executive Officer of AEFC since March 2001; President and Chief Executive Officer of AEFC since November 2000; and Group President, Global Financial Services of American Express Company since June 2000. He served as Chairman of American Express Bank Ltd. from September 2000 until April 2005 and served as President and Chief Executive Officer of Travel Related Services International from May 1998 through July 2003. Mr. Cracchiolo joined American Express Company in 1982. Mr. Cracchiolo also currently serves on the board of directors of Tech Data Corporation. He is also currently on the board of advisors of the March of Dimes.

Brian M. Heath – President—U.S. Advisor Group

Mr. Heath (45) has been our President—U.S. Advisor Group since September 2005. Prior to the Distribution, Mr. Heath served as Senior Vice President and General Sales Manager, U.S. Advisor Group of AEFC since June 1999. Mr. Heath joined American Express Company in 1984.

Mark Schwarzmann - President—Insurance, Annuities and Product Distribution

Mr. Schwarzmann (44) has been our President—Insurance, Annuities and Product Distribution since September 2005. Prior to the Distribution, Mr. Schwarzmann served as Senior Vice President, Insurance, Annuities and Product Distribution of AEFC since February 2005, and Chairman and Chief Executive Officer, IDS Life Insurance Company, and Chairman and Chief Executive Officer, American Enterprise Life Insurance Company since December 2003. Prior thereto, he served as Senior Vice President of Insurance and Annuities of AEFC from December 2003, when he joined American Express Company. Mr. Schwarzmann also currently serves on the American Council of Life Insurers’ Board of Directors, a position he has held since June 2004. Prior to joining American Express Company, he was Chief Executive Officer, Allfinanz, Inc., and had previously held a variety of senior leadership positions at GE, GE Capital, and GE Financial Assurance.

Joseph E. Sweeney - President—Financial Planning, Products and Services

Mr. Sweeney (44) has been our President—Financial Planning, Products and Services since September 2005. Prior to the Distribution, Mr. Sweeney served as Senior Vice President and General Manager of Banking, Brokerage and Managed Products of AEFC since April 2002. Prior thereto, he served as Senior Vice President and Head, Business Transformation, Global Financial Services of American Express Company from March 2001 until April 2002. Mr. Sweeney joined American Express Company in 1983. Mr. Sweeney also currently serves on the board of directors of the Securities Industry Association.

William F. Truscott - President—U.S. Asset Management and Chief Investment Officer

Mr. Truscott (45) has been our President—U.S. Asset Management and Chief Investment Officer since September 2005. Prior to the Distribution, Mr. Truscott served as Senior Vice President and Chief Investment Officer of AEFC, a position he held since he joined the company in September 2001. Prior thereto, Mr. Truscott had served as Chief Investment Officer with Zurich Scudder Investments, Americas, from October 2000 through August 2001 and Managing Director of Zurich Scudder Investments from January 1996 through October 2000.

Walter S. Berman - Executive Vice President and Chief Financial Officer

Mr. Berman (63) has been our Executive Vice President and Chief Financial Officer since September 2005. Prior to the Distribution, Mr. Berman served as Executive Vice President and Chief Financial Officer of AEFC, a position he held since January 2003. From April 2001 to January 2004, Mr. Berman served as Corporate Treasurer of American Express Company. Prior thereto, Mr. Berman served as Treasurer of International Business Machines Corporation from February 1999 through February 2000. Mr. Berman first joined American Express Company in 1965 and served until 1998 in various positions. Mr. Berman returned to American Express Company in April 2001.

Kelli A. Hunter - Executive Vice President of Human Resources

Ms. Hunter (44) has been our Executive Vice President of Human Resources since September 2005. Prior to the Distribution, Ms. Hunter served as Executive Vice President of Human Resources of AEFC since joining our company in June 2005. Prior to joining AEFC, Ms. Hunter was Senior Vice President—Global Human Capital for Crown Castle International Corporation in Houston, Texas. Prior to that, she held a variety of senior level positions in human resources for Software Spectrum, Inc., Mary Kay, Inc., as well as Morgan Stanley Inc. and Bankers Trust New York Corporation.

John C. Junek - Executive Vice President and General Counsel

Mr. Junek (56) has been our Executive Vice President and General Counsel since September 2005. Prior to the Distribution, Mr. Junek served as Senior Vice President and General Counsel of AEFC since June 2000. Prior thereto, he served as the Deputy General Counsel of American Express Travel Related Services Company, a position he held from 1990 until June 2000. Mr. Junek joined American Express Company in 1978.

Glen Salow - Executive Vice President—Technology and Operations

Mr. Salow (49) has been our Executive Vice President—Technology and Operations since September 2005. Prior to the Distribution, Mr. Salow was Executive Vice President of Technologies and Operations of AEFC since May 2005 and was Executive Vice President and Chief Information Officer of American Express Company from March 2000 to May 2005. Mr. Salow joined American Express Company in 1997.

Kim M. Sharan - Executive Vice President and Chief Marketing Officer

Ms. Sharan (48) has been our Executive Vice President and Chief Marketing Officer since September 2005. Prior to the Distribution, Ms. Sharan served as Senior Vice President and Chief Marketing Officer of AEFC since July 2004. Prior thereto, she served as Senior Vice President and Head of Strategic Planning of the Global Financial Services Division of American Express Company from October 2002, when she joined American Express Company, until July 2004. Prior to joining American Express Company, Ms. Sharan was Managing Director at Merrill Lynch in Tokyo, Japan from February 2000 until September 2002.

Andrew J. MacMillan - Senior Vice President, Corporate Communications & Government Affairs

Mr. MacMillan (58) has been our Senior Vice President, Corporate Communications & Government Affairs since November 2005. Prior to joining our company, he was Head of Corporate Communications and Global Marketing at Americas for Barclays Capital from November 2002 to January 2005. Prior to that, he was Senior Vice President of Communications for Nasdaq, working for Nasdaq Chairman Frank Zarb, and he also spent more than 12 years at Credit Suisse First Boston in communications as well as public finance. Earlier in his career, Mr. MacMillan held roles in strategic planning, mergers and acquisitions and consulting.

John R. Woerner - Senior Vice President—Strategic Planning and Business Development

Mr. Woerner (37) has been our Senior Vice President—Strategic Planning and Business Development since September 2005. Prior to the Distribution, Mr. Woerner served as Senior Vice President—Strategic Planning and Business Development of AEFC since March 2005. Prior to joining our company Mr. Woerner was a Principal at McKinsey & Co., where he spent a decade serving leading U.S. and European financial services firms, and co-led their U.S. Asset Management Practice.

David K. Stewart - Senior Vice President and Controller (Principal Accounting Officer)

Mr. Stewart (52) has been our Senior Vice President and Controller since September 2005. Prior to the Distribution, Mr. Stewart had served as Vice President and Controller of AEFC and its subsidiaries since June 2002, when he joined American Express Company. Prior thereto, Mr. Stewart held various management positions in accounting, financial reporting and treasury operations at Lutheran Brotherhood, now part of Thrivent Financial for Lutherans, where he was Vice President—Treasurer from 1997 until 2001.

Item 1A. Risk Factors.

If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each of these categories of risk. However, the risks and uncertainties our company faces are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Relating to Our Business

Our financial condition and results of operations may be adversely affected by market fluctuations and by economic and other factors.

Our financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Many such factors of a global or localized nature include: political, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates; currency values and other market indices; technological changes and events; the availability and cost of credit; inflation; investor sentiment and confidence in the financial markets; terrorism events and armed conflicts; and natural disasters such as weather catastrophes and widespread health emergencies. Furthermore, changes in consumer economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact the results of our banking business. These factors also may have an impact on our ability to achieve our strategic objectives.

Our insurance products and certain of our investment products are sensitive to interest rate fluctuations, and our future costs associated with such variations may differ from our historical costs. In addition, interest rate fluctuations could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of our variable annuity products.

During periods of increasing market interest rates, we must offer higher crediting rates on interest-sensitive products, such as fixed universal life insurance, fixed annuities and face-amount certificates, and we must increase crediting rates on in-force products to keep these products competitive. Because returns on invested assets may not increase as quickly as current interest rates, we may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected flow of cash out of our business. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage assets. These policyholder withdrawals and surrenders may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations. An increase in policy surrenders and withdrawals also may require us to accelerate amortization of deferred acquisition costs or other intangibles or cause an impairment of goodwill, which would increase our expenses and reduce our net earnings.

During periods of falling interest rates, our “spread,” or the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay policyholders and contractholders, may be reduced. Because we may adjust the interest rates we credit on most of these products downward only at limited, pre-established intervals, and because some of them have guaranteed minimum crediting rates, our spreads could decrease and potentially become negative.

Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we are forced to reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of certain callable fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments.

Significant downturns and volatility in equity markets could have an adverse effect on our financial condition and results of operations. Market downturns and volatility may cause potential new purchasers of our products to refrain from purchasing products, such as mutual funds, variable annuities and variable universal life insurance, that have returns linked to the performance of the equity markets. Downturns may also cause current shareholders in our mutual funds and contractholders in our annuity and protection products to withdraw cash values from those products.

Additionally, downturns and volatility in equity markets can have an adverse effect on the revenues and returns from our asset management services, wrap accounts, and variable annuity contracts. Because the profitability of these products and services depends on fees related primarily to the value of assets under management, declines in the equity markets will reduce our revenues because the value of the investment assets we manage will be reduced. In addition, some of our variable annuity products contain guaranteed minimum death benefits and guaranteed minimum income, withdrawal and accumulation benefits. A significant equity market decline could result in guaranteed minimum benefits being higher than what current account values would support, thus producing a loss as we pay the benefits, having an adverse effect on our financial condition and results of operations. We have hedged a portion of the guarantees for the variable annuity contracts in order to somewhat mitigate the financial loss of an equity markets decline.

We believe that investment performance is an important factor in the growth of our Asset Accumulation and Income business. Poor investment performance could impair our revenues and earnings, as well as our prospects for growth. A significant portion of our revenue is derived from investment management agreements with our own RiverSource family of mutual funds that are terminable on 60 days’ notice. In addition, although some contracts governing investment management services are subject to termination for failure to meet performance benchmarks, institutional and individual clients can generally terminate their relationships with us or our financial advisors at will or on relatively short notice. Our clients can also reduce the aggregate amount of managed assets or shift their funds to other types of accounts with different rate structures, for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences, changes in our (or our financial advisors’) reputation in the marketplace, changes in client management or ownership, loss of key investment management personnel and financial market performance. A reduction in managed assets, and the associated decrease in revenues and earnings, could have a material adverse effect on our business.

In addition, during periods of unfavorable market or economic conditions, the level of individual investor participation in the global markets may also decrease, which would negatively impact the results of our retail businesses. Moreover, fluctuations in global market activity could impact the flow of investment capital into or from assets under management and the way customers allocate capital among money market, equity, fixed income or other investment alternatives, which could negatively impact our Asset Accumulation and Income business.

Defaults in our fixed income securities portfolio or consumer credit products would adversely affect our earnings.

Issuers of the fixed income securities that we own may default on principal and interest payments. As of December 31, 2005, approximately 7% of our investment portfolio had ratings below investment-grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, that default on their debt obligations, as occurred in 2001 and 2002. As of December 31, 2005, we had fixed income securities in or near default (where the issuer had missed payment of principal or interest or entered bankruptcy) with a fair value of $58.1 million. Default-related declines in the value of our fixed income securities portfolio or consumer credit products could cause our net earnings to decline and could also cause us to contribute capital to some of our regulated subsidiaries, which may require us to obtain funding during periods of unfavorable market conditions.

If the counterparties to our reinsurance arrangements or to the derivative instruments we use to hedge our business risks default, we may be exposed to risks we had sought to mitigate, which could adversely affect our financial condition and results of operations.

We use reinsurance to mitigate our risks in various circumstances. See Item 1 of this Annual Report on Form 10-K—”Protection—Reinsurance.” Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit and performance risk with respect to our reinsurers. A reinsurer’s insolvency or its inability or unwillingness to make payments under the terms of our reinsurance agreement could have an adverse effect on our financial condition and results of operations that could be material.

In addition, we use a variety of derivative instruments to hedge several business risks. If our counterparties fail to honor their obligations under the derivative instruments, our hedges of the related risk will be ineffective. That failure could have an adverse effect on our financial condition and results of operations that could be material.

Some of our investments are relatively illiquid.

We invest a portion of our owned assets in privately placed fixed income securities, mortgage loans, policy loans, limited partnership interests, real estate and restricted investments held by securitization trusts, among others, all of which are relatively illiquid. These asset classes represented approximately 12.4% of the carrying value of our investment portfolio as of December 31, 2005. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner, or be forced to sell them for an amount less than we would otherwise have been able to realize, or both, which could have an adverse effect on our financial condition and results of operations.

Intense competition and the economics of changes in our product revenue mix and distribution channels could negatively affect our ability to maintain or increase our market share and profitability.

Our businesses operate in intensely competitive industry segments. We compete based on a number of factors including name recognition, service, the quality of investment advice, investment performance, product features, price, perceived financial strength, and claims-paying and credit ratings. Our competitors include broker-dealers, banks, asset managers, insurers and other financial institutions. Many of our businesses face competitors that have greater market share, offer a broader range of products, have greater financial resources, or have higher claims-paying or credit ratings than we do. In addition, over time certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms. This convergence could result in our competitors gaining greater resources and we may experience pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices.

Over recent years, sales of our own mutual funds by our financial advisor network, including sales within our wrap account products (for which we receive a fee based on assets in the account), have declined as a percentage of our total mutual funds sales. We expect this trend to continue for the near-term. This is principally a result of the addition of mutual funds of other companies to our product offerings in response to competition and clients’ desire for expanded product choice. In addition, other critical factors such as shareholder demographics and increasing sales of alternative investment products have caused our RiverSource Funds to experience significant net outflows overall since 2000.

In recent years, a substantial portion of the mutual funds sold by our financial advisors was comprised of the products of other companies. Generally, our profits from sales of other companies’ mutual funds are lower than those from our own mutual funds. Part of our growth strategy is to expand alternative distribution channels for our own products. If we are unable to efficiently manage the economics of selling a growing proportion of mutual funds of other companies, to maintain an acceptable level of sales of our own products through our financial advisor network, to effectively develop third party distribution channels for our own mutual funds, or to expand the third party distribution channels for our annuity products, our results of operations could be adversely affected.

Currently, our branded advisor network distributes annuity and protection products issued almost exclusively by our IDS Life companies. If our branded advisor distribution network is opened to annuity and protection products of other companies, there can be no assurance that there would not be a material adverse effect on our financial condition and results of operations.

We face intense competition in attracting and retaining key talent.

We are dependent on our network of branded advisors for a significant portion of the sales of our mutual funds, annuities, face-amount certificates and insurance protection products. In addition, our continued success depends to a substantial degree on our ability to attract and retain qualified personnel to conduct our fund management and investment advisory businesses, as well as senior management. The market for financial advisors, registered representatives, management talent, qualified fund managers, and investment analysts is extremely competitive and has grown more so in recent periods due to industry growth. If we are unable to attract and retain qualified individuals or our recruiting and retention costs increase significantly, our financial condition and results of operations could be materially adversely affected.

Our businesses are heavily regulated, and changes in regulation may reduce our profitability, limit our growth, or impact our ability to pay dividends or achieve targeted return-on-equity levels.

We operate in highly regulated industries, and are required to obtain and maintain licenses for many of the businesses we operate in addition to being subject to regulatory oversight. Securities regulators have significantly increased the level of regulation in recent years and have several outstanding proposals for additional regulation. In addition, we are subject to heightened regulatory requirements relating to privacy and the protection of customer data. These regulations, as well as possible legislative or regulatory changes, may constrain our ability to market our products and services to our potential customers and could negatively affect our profitability and make it more difficult for us to pursue our growth strategy.

Our insurance companies are subject to state regulation, so must comply with statutory reserve and capital requirements. State regulators are continually reviewing and updating these requirements. As of December 31, 2005, our life insurance companies were subject to new capital requirements for variable annuity contracts with guaranteed death or living benefits. These new requirements had minimal impact on our balance sheet in 2005, but that may not continue to be true in the event equity market values fall in the future. Moreover, there is active discussion at the NAIC of moving to a principles-based reserving system. This could change statutory reserve requirements significantly, and it is not possible to estimate the impact at this time.

Compliance with applicable laws and regulations is time consuming and personnel-intensive. Changes in these laws and regulations may increase materially our direct and indirect compliance and other expenses of doing business. Our financial advisors may decide that the direct cost of compliance and the indirect cost of time spent on compliance matters outweigh the benefits of a career as a financial advisor, which could lead to financial advisor attrition. The costs of the compliance requirements we face, and the constraints they impose on our operations, could have a material adverse effect on our financial condition and results of operations.

In addition, we may be required to reduce our fee levels, or restructure the fees we charge, as a result of regulatory initiatives or proceedings that are either industry-wide or specifically targeted at our company. Reductions or other changes in the fees that we charge for our products and services could reduce our revenues and earnings. Moreover, in the years ended December 31, 2005 and 2004, we received approximately $1.2 billion and $1.1 billion, respectively, in distribution fees. A significant portion of these revenues was paid to us by our own RiverSource family of mutual funds in accordance with plans and agreements of distribution adopted under Rule 12b-1 promulgated under the Investment Company Act of 1940, as amended, or Rule 12b-1. We believe that these fees are a critical element in the distribution of our own mutual funds. There have recently been suggestions from regulatory agencies and other industry participants that Rule 12b-1 fees in the mutual fund industry should be reconsidered and potentially reduced or eliminated. We believe that distribution and servicing-related fees paid to financial advisors will remain a key element in the mutual fund industry. However, an industry-wide reduction or restructuring of Rule 12b-1 fees could have a material adverse effect on our ability to distribute our own mutual funds and the fees we receive for distributing other companies’ mutual funds, which could, in turn, have an adverse effect on our revenues and earnings.

For a further discussion of the regulatory framework in which we operate, see Item 1 of this Annual Report on Form 10-K— “Regulation.”

Conflicts of interest are increasing and a failure to appropriately deal with conflicts of interest could adversely affect our businesses.

 Our reputation is one of our most important assets. As we have expanded the scope of our businesses and our client base, we increasingly have to address potential conflicts of interest, including those relating to our proprietary activities. For example, conflicts may arise between our position as a provider of financial planning products and a manufacturer and/or distributor or broker of asset accumulation, income or insurance protection products that one of our financial advisors may recommend to a financial planning client. We have procedures and controls that are designed to address conflicts of interest. However, appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. It is possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make our clients less willing to enter into transactions in which such a conflict may occur, and will adversely affect our businesses.

Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm our businesses.

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our operations, both domestically and internationally. Various regulatory and governmental bodies have the authority to review our products and business practices and those of our employees and independent financial advisors and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our employees or independent financial advisors, are improper. Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the industries and businesses in which we operate. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. See Item 3 of this Annual Report on Form 10-K— “Legal Proceedings.” Substantial legal liability in these or future legal or regulatory actions could have a material adverse financial effect or cause significant reputational harm, which in turn could seriously harm our business prospects.

A downgrade or a potential downgrade in our financial strength or credit ratings could adversely affect our financial condition and results of operations.

Financial strength ratings, which various ratings organizations publish as a measure of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, the ability to market our products and our competitive position. Any downgrade in our financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on our financial condition and results of operations in many ways, including:

•                  reducing new sales of insurance products, annuities and investment products;

•                  adversely affecting our relationships with our financial advisors and third party distributors of our products;

•                  materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•                  requiring us to reduce prices for many of our products and services to remain competitive; and

•                  adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.

A downgrade in our credit ratings could also adversely impact our future cost and speed of borrowing and have an adverse effect on our financial condition, results of operations and liquidity.

If our reserves for future policy benefits and claims are inadequate, we may be required to increase our reserve liabilities, which could adversely affect our results of operations and financial condition.

We establish reserves as estimates of our liabilities to provide for future obligations under our insurance policies, annuities and investment certificate contracts. Reserves do not represent an exact calculation of liability, but rather are estimates of contract benefits and related expenses we expect to incur over time. The assumptions and estimates we make in establishing reserves require certain judgments about future experience and, therefore, are inherently uncertain. We monitor our reserve levels continually. If we were to conclude that our reserves are insufficient to cover actual or expected contract benefits, we would be required to increase our reserves and potentially incur income statement charges for the period in which we make the determination, which could adversely affect our results of operations and financial condition. For more information on how we set our reserves, see Note 2 to our consolidated financial statements included in our 2005 Annual Report to Shareholders.

Morbidity rates or mortality rates that differ significantly from our pricing expectations could negatively affect profitability.

We set prices for our life insurance, disability income insurance and some annuity products based upon expected claim payment patterns, derived from assumptions we make about the morbidity rates, or likelihood of sickness, and mortality rates, or likelihood of death, of our policyholders and contractholders. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if morbidity rates are higher, or mortality rates are lower, than our pricing assumptions, we could be required to make greater payments under disability income insurance policies and immediate annuity contracts than we had projected. The same holds true for long-term care policies we previously underwrote to the extent they are not fully reinsured. If mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with guaranteed minimum death benefits than we had projected.

The risk that our claims experience may differ significantly from our pricing assumptions is particularly significant for our long-term care insurance products notwithstanding our ability to implement future price increases. As with life insurance, long-term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years. However, as a relatively new product in the market, long-term care insurance does not have the extensive claims experience history of life insurance, and, as a result, our ability to forecast future claim rates for long-term care insurance is more limited than for life insurance. We have sought to moderate these uncertainties to some extent by partially reinsuring long-term policies we previously underwrote and by limiting our present long-term care insurance offerings to policies underwritten fully by an unaffiliated third party.

We may face losses if there are significant deviations from our assumptions regarding the future persistency of our insurance policies and annuity contracts.

The prices and expected future profitability of our life insurance and deferred annuity products are based in part upon assumptions related to persistency, which is the probability that a policy or contract will remain in force from one period to the next. The effect of persistency on profitability varies for different products. For most of our life insurance and deferred annuity products, actual persistency that is lower than our persistency assumptions could have an adverse impact on profitability, especially in the early years of a policy or contract, primarily because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy or contract.

For our long-term care insurance, actual persistency that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain in force longer than we assumed, then we could be required to make greater benefit payments than we had anticipated when we priced or partially reinsured these products. Some of our long-term care insurance policies have experienced higher persistency than we had assumed, which led us to increase premium rates on certain of these policies.

Because our assumptions regarding persistency experience are inherently uncertain, reserves for future policy benefits and claims may prove to be inadequate if actual persistency experience is different from those assumptions. Although some of our products permit us to increase premiums during the life of the policy or contract, we cannot guarantee that these increases would be sufficient to maintain profitability. Additionally, some of these pricing changes require regulatory approval, which may not be forthcoming. Moreover, many of our products do not permit us to increase premiums or limit those increases during the life of the policy or contract. Significant deviations in experience from pricing expectations regarding persistency could have an adverse effect on the profitability of our products.

We may be required to accelerate the amortization of deferred acquisition costs, which would increase our expenses and reduce profitability.

Deferred acquisition costs (“DAC”) represent the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity, life and disability income insurance and, to a lesser extent, marketing and promotional expenses for personal auto and home insurance, and distribution expense for certain mutual fund products. For annuity and insurance products, we amortize DAC over periods approximating the lives of the related policy or contract, generally as a percentage of premiums or estimated gross profits associated with that policy or contract. For certain mutual fund products, we generally amortize DAC over fixed periods on a straight-line basis.

Our projections underlying the amortization of DAC require the use of certain assumptions, including interest margins, mortality rates, persistency rates, maintenance expense levels and customer asset value growth rates for variable products. We periodically review and, where appropriate, adjust our assumptions. When we change our assumptions, we may be required to accelerate the amortization of DAC or to record a charge to increase benefit reserves.

As of December 31, 2005 and December 31, 2004, we had $4.2 billion and $4.0 billion of DAC, respectively, and we amortized $431 million and $437 million, respectively, of DAC as a current-period expense for the years ended December 31, 2005 and 2004, respectively. For more information regarding DAC, see the information contained in our 2005 Annual Report to Shareholders under the captions “Management’s Discussion and Analysis—Critical Accounting Policies—Deferred Acquisition Costs” and “—Recent Accounting Pronouncements.”

Risk management policies and procedures may not be fully effective in mitigating risk exposure in all market environments or against all types of risk, including employee and financial advisor misconduct.

We have devoted significant resources toward developing our risk management policies and procedures and will continue to do so in the future. Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. Many of our methods of managing risk and exposures are based upon our use of observed historical market behavior or statistics based on historical models. As a result, these methods may not accurately predict future exposures, which could be significantly greater than what our models indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Moreover, we are subject to the risks of misconduct by our employees and financial advisors – such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information – which is difficult to detect in advance and deter, and could harm our business, results of operations or financial condition. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

As a holding company, we depend on the ability of our subsidiaries to transfer funds to us to pay dividends and to meet our obligations.

We act as a holding company for our insurance and other subsidiaries. Dividends from our subsidiaries and permitted payments to us under our intercompany arrangements with our subsidiaries are our principal sources of cash to pay shareholder dividends and to meet our other financial obligations. These obligations include our operating expenses and interest and principal on our borrowings and also include amounts we must pay under the tax allocation agreement and transition services agreement we entered into with American Express Company. If the cash we receive from our subsidiaries pursuant to dividend payment and intercompany arrangements is insufficient for us to fund any of these obligations, we may be required to raise cash through the incurrence of additional debt, the issuance of additional equity or the sale of assets. If any of this happens, it could adversely affect our financial condition and results of operations.

Insurance and securities laws and regulations regulate the ability of many of our subsidiaries (such as our insurance and brokerage subsidiaries and our face-amount certificate company) to pay dividends or make other distributions. See Item 1 of this Annual Report on Form 10-K—”Protection – Risk-Based Capital” and “Regulation” as well as the information contained in our

2005 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis – Liquidity and Capital Resources.” When we form our new banking subsidiary, its ability to pay dividends will also be regulated. In addition to the various regulatory restrictions that constrain our subsidiaries’ ability to pay dividends to our company, the rating agencies impose various capital requirements on our company and our insurance company subsidiaries in order for us to maintain our ratings and the ratings of our insurance subsidiaries, which also constrains our and their ability to pay dividends.

Changes in U.S. federal income tax law could make some of our products less attractive to clients.

Many of the products we issue or on which our businesses are based (including both insurance products and non-insurance products) enjoy favorable treatment under current U.S. federal income tax law. Changes in U.S. federal income tax law could thus make some of our products less attractive to clients.

We are subject to tax contingencies that could adversely affect reserves.

We are subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which we have significant business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. We must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit.

Risks Relating to Our Common Stock

The market price of our shares may fluctuate.

The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•                  changes in expectations concerning our future financial performance and the future performance of the financial services industry in general, including financial estimates and recommendations by securities analysts;

•                  differences between our actual financial and operating results and those expected by investors and analysts;

•                  strategic moves by us or our competitors, such as acquisitions or restructurings;

•                  changes in the regulatory framework of the financial services industry and regulatory action; and

•                  changes in general economic or market conditions.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Provisions in our certificate of incorporation and bylaws and of Delaware law may prevent or delay an acquisition of our company, which could decrease the market value of our common stock.

Our certificate of incorporation and bylaws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making them unacceptably expensive to the raider and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•                  a board of directors that is divided into three classes with staggered terms;

•                  elimination of the right of our shareholders to act by written consent;

•                  rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;

•                  the right of our board of directors to issue preferred stock without shareholder approval; and

•                  limitations on the right of shareholders to remove directors.

Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal, and are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our shareholders.

Risks Relating to Our Separation from American Express Company

We will only have the right to use the “American Express” brand name and logo in a limited capacity for up to two years. If our new brand names “Ameriprise” and “RiverSource” do not develop a strong reputation, our revenue and profitability could decline.

In connection with the separation from American Express Company, we changed our corporate name to “Ameriprise Financial, Inc.” and are operating under two new brand names, although we and our subsidiaries may use the “American Express” brand name and logo in a limited capacity in conjunction with our brand names and logos until September 30, 2007 pursuant to our marketing and branding agreement with American Express Company. For more information regarding these arrangements, see Item 1 of this Annual Report on Form 10-K— “Our Relationship with American Express Company.”  When our right to use the “American Express” brand name and logo expires, we may not be able to maintain or enjoy comparable name recognition or status under our new brands. If we are unable to successfully manage the transition of our business to our new brands, the benefit we previously offered our branded advisors, customers and employees of having a recognized brand will be reduced, which could have an adverse effect on our revenue and profitability.

Client acquisition may be adversely affected by our separation from American Express Company.

Although we generally operated independently of American Express Company’s other operations with respect to client services, we did rely on the “American Express” brand and cardmember relationships in acquiring clients as part of our retail growth strategy. As part of the marketing and branding arrangement with American Express Company, we will continue to market our products in a manner similar to the methods we used prior to the separation from American Express Company. However, overall response rates, marginal costs and profitability from these efforts may be negatively affected as a result of the change in our brand name. For additional information regarding this arrangement, see Item 1 of this Annual Report on Form 10-K— “Our Relationship with American Express Company.” We cannot assure you that the clients we gained as a result of being affiliated with American Express Company will not move some or all of their existing business from us to another company or that we will be able to implement our mass affluent client acquisition strategy as cost-effectively as when our cross-selling relationship with American Express Company was operated on an affiliated basis. Loss of a significant portion of these clients could negatively impact our results of operations and failure to acquire these clients could also have a negative impact on our business.

Our historical consolidated financial information is not necessarily representative of the results we would have achieved as a stand-alone company and may not be a reliable indicator of our future results.

Our historical consolidated financial information does not reflect the financial condition, results of operations or cash flows we would have achieved as a stand-alone company during the periods presented or those we will achieve in the future. This is primarily a result of the following factors:

•                  Our historical consolidated financial information reflects certain businesses that are not included in our company following the separation from American Express Company;

•                  Our historical consolidated financial results reflect allocations of corporate expenses from American Express Company. Those allocations may be lower than the comparable expenses we would have actually incurred as a stand-alone company;

•                  Our working capital requirements historically have been satisfied as part of American Express Company’s corporate-wide cash management policies. Our cost of debt and our capitalization is different from that reflected in our historical consolidated financial statements;

•                  Significant changes have occurred and may continue to occur in our cost structure, management, financing and business operations as a result of our separation from American Express Company, including the costs for us to establish our new brands and operating infrastructure; and

•                  Our separation from American Express Company and the creation of our new brands may have an adverse effect on our customer and other business relationships.

We have made adjustments based upon available information and assumptions that we believe are reasonable to reflect these factors. However, our assumptions may prove not to be accurate, and accordingly, our financial information should not be assumed to be indicative of what our financial condition or results of operations actually would have been as a stand-alone company nor to be a reliable indicator of what our financial condition or results of operations actually may be in the future.

For a description of the components of our historical consolidated financial information and adjustments, see “Management’s Discussion and Analysis – Significant Factors Affecting our Results of Operations and Financial Condition —Separation from American Express” and our historical consolidated financial statements contained in our 2005 Annual Report to Shareholders.

We have experienced increased costs in connection with the separation from American Express Company and as an independent company.

We are in the process of developing certain independent facilities, systems, infrastructure and personnel to replace services we had access to from American Express Company. We have also made significant investments to develop our new brand and establish our ability to operate without access to American Express Company’s operational and administrative infrastructure. These initiatives have been costly to implement. We have incurred approximately $293 million in total pretax non-recurring separation costs through December 31, 2005 and we expect to incur an additional $582 million in separation costs. Due to the scope and complexity of the underlying projects, the amount of total costs could be materially higher and the timing of incurrence of these costs is subject to change.

We pay American Express Company to continue performing many important corporate functions for our operations, including information technology support, treasury, accounting, financial reporting, tax administration, human resource administration, marketing, procurement and other services. The amounts we pay for this transitional support are arm’s length rates generally based on American Express Company’s direct and indirect costs. For more information regarding the transition arrangements, see Item 1 of this Annual Report on Form 10-K —”Our Relationship with American Express Company.” Although we implemented many independent functions, if we are not able to complete the establishment of these functions, or obtain them from third parties, we may not be able to operate our business effectively or at comparable costs, and our profitability may decline.

As a stand-alone company, we do not have the same purchasing power we had through American Express Company and, in some cases, we may not have as favorable terms or prices as those obtained prior to the separation from American Express Company, which could decrease our overall profitability.

We may not have sufficient capital generation ability to meet our operating and regulatory capital requirements, and current and future funding may adversely affect holders of our common stock through the issuance of more senior securities or through dilution.

As a stand-alone company we are required to maintain higher capital ratios to retain our credit ratings. In addition, we need to cover volatility associated with variations in our operating, risk-based and regulatory capital requirements, including separation costs and contingent exposures, for example, in connection with our ongoing legal and regulatory matters. See Item 1 of this Annual Report on Form 10-K— “Regulation” for more information regarding capital requirements and see Item 3 of this Annual Report on Form 10-K— “Legal Proceedings” for more information regarding pending regulatory and legal proceedings. Although American Express Company made a substantial capital contribution to our company to cover, among other things, certain separation costs and the costs to establish our new brands, we cannot be certain that this capital contribution will be sufficient to cover all of our additional costs. If it is not sufficient, our financial condition could be adversely affected and our company credit ratings and/or the financial strength ratings of our insurance subsidiaries may be downgraded.

In connection with the separation from American Express Company we incurred external debt, and we may from time to time need to incur additional debt or issue equity, in order to fund working capital, capital expenditures and product development requirements or to make acquisitions and other investments. Any debt incurred or preferred stock issued has or will have liquidation rights, preferences and privileges senior to those of holders of our common stock. If we raise funds through the issuance of equity, the issuance will dilute the ownership interest of common shareholders. We cannot assure you that debt or equity financing will be available to us on acceptable terms, if at all. If we are not able to obtain sufficient financing, we may be unable to maintain or grow our business. It may also be more expensive for us to raise funds through the issuance of additional debt than the cost of raising funds or issuing debt for our business while we were part of American Express Company.

As we build our information technology infrastructure and transition our data to our own systems, we could experience temporary business interruptions and incur substantial additional costs.

We are in the process of installing and implementing information technology infrastructure to support our business functions, including accounting and reporting, customer service and distribution. We anticipate this will involve significant costs. We may incur temporary interruptions in business operations if we cannot transition effectively from American Express Company’s existing technology infrastructure (which covers hardware, applications, network, telephony, databases, backup and recovery solutions), as well as the people and processes that support them. We may not be successful in implementing our new technology infrastructure and transitioning our data, and we may incur substantially higher costs for implementation than currently anticipated. Our failure to avoid operational interruptions as we implement the new infrastructure and transition our data, or our failure to implement the new infrastructure and transition our data successfully, could disrupt our business and have a material adverse effect on our profitability. In addition, technology service failures could have adverse regulatory consequences for our business and make us vulnerable to our competitors.

We continue to rely on American Express Company’s disaster recovery capabilities as part of our business continuity processes. We will only have the right to use American Express Company’s disaster recovery resources for up to two years after the Distribution. We are developing and implementing our own disaster recovery infrastructure and developing business continuity for our operations, which we anticipate will involve significant costs. We may not be successful in developing stand-alone disaster recovery capabilities and business continuity processes, and may incur substantially higher costs for implementation than currently anticipated. Our failure to avoid operational interruptions as we implement new business continuity processes, or our failure to implement the new processes successfully, could disrupt our business and have a material adverse effect on our profitability in the event of a significant business disruption.

We agreed to certain restrictions to preserve the treatment of the Distribution as tax free to American Express Company and its shareholders, which reduces our strategic and operating flexibility.

In connection with the Internal Revenue Service ruling and opinion confirming the tax free status of the Distribution, we made certain representations and undertakings. In addition, current tax law generally creates a presumption that the Distribution would be taxable to American Express Company, but not to its shareholders, if we or our shareholders were to engage in a transaction that would result in a 50% or greater change by vote or by value in our stock ownership during the four-year period beginning on the date that begins two years before the Distribution date, unless it is established that the Distribution and the transaction are not part of a plan or series of related transactions to effect such a change in ownership. In the case of such a 50% or greater change in our stock ownership, tax imposed on American Express Company in respect of the Distribution would be based on the fair market value of our stock on the Distribution date over American Express Company’s tax basis in our stock.

Under our tax allocation agreement with American Express Company, we are generally prohibited, for a period of two years following the Distribution, except in certain circumstances, from (i) consenting to certain acquisitions of significant amounts of our stock; (ii) transferring significant amounts of our assets; (iii) failing to maintain certain components of our business as an active business; or (iv) engaging in certain other actions or transactions that could jeopardize the tax free status of the Distribution. In addition, we are generally prohibited from consenting to certain acquisitions of significant amounts of our stock or assets, or from participating in certain other corporate transactions, unless the other parties to the transaction agree to be jointly and severally liable with us in respect of our indemnification obligation to American Express Company under the tax allocation agreement (described below).

We agreed to indemnify American Express Company and its shareholders for taxes and related losses resulting from certain actions that cause the Distribution to fail to qualify as a tax free transaction.

Under the tax allocation agreement, we agreed to indemnify American Express Company and its shareholders for taxes and related losses they suffer as a result of the Distribution failing to qualify as a tax free transaction, if the taxes and related losses are attributable to (i) direct or indirect acquisitions of our stock or assets (regardless of whether we consent to such acquisitions); (ii) negotiations, understandings, agreements, or arrangements in respect of such acquisitions; or (iii) our failure to comply with certain representations and undertakings from us, including the restrictions described in the preceding risk factor. See Item 1 of this Annual Report on Form 10-K— “Our Relationship with American Express Company.” Our indemnity will cover both corporate level taxes and related losses imposed on American Express Company in the event of a 50% or greater change in our stock ownership described in the preceding risk factor, as well taxes and related losses imposed on both American Express Company and its shareholders if, due to our representations or undertakings being incorrect or violated, the Distribution is determined to be taxable for other reasons.

We currently estimate that the indemnification obligation to American Express Company for taxes due in the event of a 50% or greater change in our stock ownership could exceed $1.5 billion. This estimate, which does not take into account related losses such as interest, penalties, and other additions to tax, depends upon several factors that are beyond our control. As a consequence, the indemnity to American Express Company could vary substantially from the estimate. Furthermore, the estimate does not address the potential indemnification obligation to both American Express Company and its shareholders in the event that, due to our representations or undertakings being incorrect or violated, the Distribution is determined to be taxable for other reasons. In that event, the total indemnification obligation would likely be much greater.

Our separation from American Express Company could increase our U.S. federal income tax costs.

Due to the separation from American Express Company, our life insurance subsidiaries will not be able to file a consolidated U.S. federal income tax return with the other members of our affiliated group for five tax years following the Distribution. As a consequence, during this period, net operating and capital losses, credits, and other tax attributes generated by one group will not be available to offset income earned or taxes owed by the other group for U.S. federal income tax purposes. Any benefits relating to taxes arising from being part of the larger American Express group may also not be available. As a result of these and other inefficiencies, the aggregate amount of U.S. federal income tax that we pay may increase and we may in addition not be able to fully realize certain of our deferred tax assets.

The continued ownership of American Express Company common stock and options by our executive officers may create, or may create the appearance of, conflicts of interest.

Because of their former positions with American Express Company, substantially all of our executive officers, including our Chairman and Chief Executive Officer and our Chief Financial Officer, own American Express Company common stock and options to purchase American Express Company common stock. Although these holdings in the aggregate are insubstantial in relation to American Express Company, the individual holdings of American Express Company stock and options to purchase that stock that remain after the Distribution may be significant for some of these persons compared to that person’s total assets. Even though our board of directors consists of a majority of directors who are independent from both American Express Company and our company and our executive officers who were formally employees of American Express Company have ceased to be employees of American Express Company following the Distribution, ownership of American Express Company common stock and options to purchase American Express Company stock by our officers after the Distribution may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for American Express Company than they do for us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We operate our business from two principal locations, both of which are located in Minneapolis, Minnesota: the Ameriprise Financial Center, a 897,280 square foot building that we lease, and our 903,722 square foot Client Service Center, which we own. Our lease term for the Ameriprise Financial Center began in November 2000 and is for 20 years, with several options to extend the term. Our aggregate annual rent for the Ameriprise Financial Center is approximately $15 million. We also own the 170,815 square foot Oak Ridge Conference Center, a training facility and conference center in Chaska, Minnesota, which can also serve as a disaster recovery site if necessary. We also lease space in an operations center located in Minneapolis. American Express Travel Related Services Company, an American Express Company subsidiary, also leases space in the center from the same landlord and we share common space in the building with them. We transferred title to the Minneapolis operations center to American Express Travel Related Services Company in the first quarter of 2004, and it sold the property to the current landlord as part of a December 2004 sale-leaseback transaction. Additionally, we occupy space in a second operations center located in Phoenix, Arizona, which is owned by American Express Travel Related Services Company.

Our property and casualty subsidiary, IDS Property Casualty, leases its corporate headquarters in Ashwaubenon, Wisconsin, a suburb of Green Bay. In December 2004, it entered into a sale-and-leaseback agreement with Inland Real

Estate Acquisitions, Inc., and sold that property for $18 million. Under the terms of the agreement, Inland leased the property back to IDS Property Casualty for a ten-year term with an option to renew the lease for up to six renewal terms of five years each. The lease is a net lease, which means our subsidiary is responsible for all costs and expenses relating to the property in addition to annual rent.

Generally, we lease the premises we occupy in other locations, including the executive offices that we maintain in New York, New York. We believe that the facilities owned or occupied by our company suit our needs and are well maintained.

Item 3. Legal Proceedings.

We and our subsidiaries are involved in the normal course of business in legal, regulatory and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of our activities as a diversified financial services firm. These include proceedings specific to us as well as proceedings generally applicable to business practices in the industries in which we operate. We can also be subject to litigation arising out of our general business activities, such as our investments, contracts, leases and employment relationships.

In addition, from time to time we receive requests for information from, and have been subject to examination or investigation by, the SEC, NASD, OTS and various state regulatory authorities concerning our business activities and practices, including: sales and product or service features of, or disclosures pertaining to, financial plans, our mutual funds, annuities, insurance products and brokerage services; non–cash compensation paid to our financial advisors; supervision of our financial advisors; operational and data privacy issues; and sales of, or brokerage or revenue sharing practices relating to, other companies’ REIT shares, mutual fund shares or other investment products. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including our company. We have cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

 These proceedings are subject to uncertainties and, as such, we are unable to estimate the possible loss or range of loss that may result. An adverse outcome in one or more of these proceedings could result in adverse judgments, settlements, fines, penalties or other relief that could have a material adverse effect on our consolidated financial condition, results of operations or credit ratings.

Certain legal and regulatory proceedings involving our company are described below.

Legal

In November 2002, a suit, now captioned Haritos et al. v. American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona. The suit was filed by plaintiffs who purport to represent a class of all persons that have purchased financial plans from our financial advisors from November 1997 through July 2004. Plaintiffs allege that the sale of the plans violates the Investment Advisers Act of 1940. The suit seeks an unspecified amount of damages, rescission of the investment advisor plans and restitution of monies paid for such plans. On January 3, 2006, the Court granted the parties joint stipulation to stay the action pending the approval of the proposed settlement in the putative class action, “In re American Express Financial Advisors Securities Litigation,” which is described below.

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona. The plaintiffs allege that they are investors in several American Express Company mutual funds and they purport to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940. The plaintiffs allege that fees allegedly paid to the defendants by the funds for investment advisory and administrative services are excessive. The plaintiffs seek remedies including restitution and rescission of investment advisory and distribution agreements. The plaintiffs voluntarily agreed to transfer this case to the United States District Court for the District of Minnesota. In response to our motion to dismiss the complaint, the Court dismissed one of plaintiffs’ four claims and granted plaintiffs limited discovery.

In October 2005, we reached a comprehensive settlement regarding the consolidated securities class action lawsuit filed against us, our former parent and affiliates in October 2004 called “In re American Express Financial Advisors Securities Litigation.”  The settlement, under which we deny any liability, includes a one-time payment of $100 million to the class members. The class members include individuals who purchased mutual funds in our Preferred Provider Program, Select Group Program, or any similar revenue sharing program, purchased mutual funds sold under the American Express® or AXP® brand; or purchased for a fee financial plans or advice from our company between March 10, 1999 and through the date on which a formal stipulation of settlement is signed. The settlement will be submitted to the Court for approval. Two lawsuits making similar allegations (based solely on state causes of actions) are pending in the United States District Court for the Southern District of New York:  “Beer v. American Express Company and American Express Financial Advisors” and “You v. American Express Company and American Express Financial Advisors.”  Plaintiffs have moved to remand the cases to state court. The Court’s decision on the remand motion is pending.

Regulatory

As with other financial services firms, the level of regulatory activity and inquiry concerning our businesses remains elevated. We have continued to receive requests for information from, and have been subject to examination by, the SEC, NASD, OTS and various state regulatory agencies concerning our business activities and practices, including: sales and product or service features of, or disclosures pertaining to, financial plans, our mutual funds, annuities, insurance products and brokerage services; non–cash compensation paid to our financial advisors; supervision of our financial advisors; operational issues relating to the RiverSource mutual funds; and sales of, or brokerage or revenue sharing practices relating to, other companies’ REIT shares, mutual fund shares or other investment products. Other open matters relate, among other things, to the portability (or network transferability) of our RiverSource mutual funds, the suitability of product recommendations made to retail financial planning clients, licensing matters related to sales by our financial advisors to out-of-state clients and net capital and reserve calculations. We have also received a number of regulatory inquiries in connection with our notification of the theft of a laptop computer containing certain client and financial advisor information. These open matters relate to the activities of various of our legal entities, including AMPF (formerly known as “American Express Financial Advisors Inc.” or “AEFA”), Ameriprise Enterprise Investment Services, Inc. (our clearing-broker subsidiary) and SAI. We have cooperated and will continue to cooperate with the regulators regarding their inquiries.

In 2005 we resolved by settlement a number of pending matters that pre-dated the Distribution. The majority of these settlements involved AEFA.

On December 1, 2005, we announced settlement of two additional SEC enforcement matters relating to periods before the Distribution. The first matter involved allegations that AEFA failed to adequately disclose the details of various revenue sharing programs we maintained in connection with sales of certain non-proprietary mutual funds and 529 college savings plans. The SEC announcement also covers a second enforcement action alleging that AEFC permitted improper market timing in our own mutual funds (including market timing by a limited number of our employees through their own personal 401(k) retirement accounts) as well as in certain of our annuity products, notwithstanding prohibitions against this practice in the product disclosures. Under the terms of the settlements we agreed to a censure and to pay an aggregate of $45 million ($30 million allocated to revenue sharing and $15 million to market timing) in the form of civil penalties and disgorgement. We are required to develop plans of distribution with the assistance of an independent distribution consultant. Regarding revenue sharing, the plan will address how such funds will be distributed to benefit customers that purchased the particular mutual funds between January 1, 2001 through August 31, 2004. A second plan will address how funds will be distributed to benefit investors in our mutual funds for market-timing activity that took place between January 1, 2002 and September 30, 2003. The distribution plans will be subject to final approval by the SEC. As part of the settlements, we also agreed to certain undertakings regarding disclosure, compliance and training.

Additionally on December 1, 2005, we announced that we had reached agreement with the NASD to settle alleged violations of NASD conduct rules prohibiting directed brokerage in connection with our revenue sharing programs with certain preferred non-proprietary mutual funds. Under the settlement we received a censure and paid a fine of $12.3 million.

During the course of 2005 we reached settlements with four states in regulatory matters regarding supervisory practices, financial advisor misappropriations of customer funds, 529 plan and Class B mutual fund sales practices, incentives for AEFA’s branded advisors to sell both its proprietary mutual funds and other companies’ mutual funds, the sale of proprietary mutual fund products to financial planning clients, and the matters raised in the SEC and NASD enforcement actions described above. As part of these state settlements we paid approximately $13.4 million total in fines and penalties and also agreed, in certain instances, to provide restitution and to independent consultant review of certain of our practices and policies, including certain of our sales and advice supervisory practices. One such review was delivered in January 2006, and we have commenced implementation of the recommended enhancements. We will continue to meet our obligations under these settlements throughout 2006. There are pending investigations and demands made by regulators of other states regarding matters substantially similar to those which have settled, as well as the open matters described in the first paragraph under the heading “Regulatory”, and there can be no assurance that any one or more of these investigations, demands and matters will settle or otherwise conclude without a material adverse effect on our consolidated financial condition, results of operations or credit ratings.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades principally on The New York Stock Exchange under the trading symbol AMP. As of February 28, 2006, we had approximately 38,350 common shareholders of record. Price and dividend information concerning our common shares may be found in Note 21 to our consolidated financial statements included in our 2005 Annual Report to Shareholders and incorporated herein by reference. We are primarily a holding company and as a result, our ability to pay dividends in the future will depend on receiving dividends from our subsidiaries. For information regarding our ability to pay dividends, see the information set forth under the heading “Management’s Discussion and Analysis—Liquidity and Capital Resources” contained in our 2005 Annual Report to Shareholders and incorporated herein by reference.

Item 6. Selected Financial Data.

The “Consolidated Five-Year Summary of Selected Financial Data” appearing on pages 99 and 100 of our 2005 Annual Report to Shareholders is incorporated herein by reference. The “Schedule I - Condensed Financial Information of Registrant (Parent Company Only)” appearing on pages F-1 through F-7 of this report is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the heading “Management’s Discussion and Analysis” appearing on pages 22 through 52 of our 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the heading “Management’s Discussion and Analysis — Quantitative and Qualitative Disclosures About Market Risk” appearing on pages 51 and 52 of our 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The “Report of Independent Registered Public Accounting Firm,” the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” appearing on pages 55 through 98 of our 2005 Annual Report to Shareholders are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The information set forth under the heading “Changes in and Disagreements With Accountants on Accounting and Financial Disclosure” appearing on page 54 of our 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

Our company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to SEC regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, our company’s disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2005.

Changes in Internal Control over Financial Reporting

American Express Company has historically provided a variety of corporate and other support services for our company, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal, procurement and other services. American Express Company will continue to provide us with many of these services pursuant to a transition services agreement for transition period of up to two years following the Distribution. We are now relying upon American Express Company as a third party to perform these services, many of which may impact our financial reporting processes. During this transition there have been some changes in personnel and in relative responsibility for oversight of the processes. We consider this a material change in our internal control over financial reporting.

Other than the changes mentioned above, no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the year to which this report relates have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

The following portions of the Proxy Statement are incorporated herein by reference:

•	information included under the caption “Items to be Voted on by Shareholders—Item 1 - Election of Directors”;
•	information included under the caption “Corporate Governance—Director Independence”;
•	information under the caption “Corporate Governance—Board Meetings”;
•	information included in the table under the caption “Corporate Governance—Membership on Board Committees”;
•	information under the caption “Corporate Governance—Compensation and Benefits Committee”;
•	information under the caption “Corporate Governance—Nominating and Governance Committee”;
•	information included under the caption “Corporate Governance—Audit Committee”; and
•	information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

In addition, the information regarding executive officers called for by Items 401(b), (e) and (f) of Regulation S-K may be found under the caption “Executive Officers of the Company” in this Annual Report on Form 10-K.

We have adopted a set of Corporate Governance Principles and Categorical Standards of Director Independence, which together with the charters of the three standing committees of the Board of Directors (Audit; Compensation and Benefits; and Nominating and Governance) and our Code of Conduct (which constitutes the Company’s code of ethics), provide the framework for the governance of our company. A complete copy of our Corporate Governance Principles and Categorical Standards of Director Independence, the charters of each of the Board committees, the Code of Conduct (which applies not only to our Chief Executive Officer, Chief Financial Officer and Controller, but also to all other employees of our company) and the Code of Business Conduct for the Members of the Board of Directors may be found by clicking on the “Corporate Governance” link found on our Investor Relations website at http://ir.ameriprise.com. You may also access our Investor Relations website through our main website at www.ameriprise.com by clicking on the “Investor Relations” link, which is located at the top of our homepage. (Information from such sites is not incorporated by reference into this report.)  You may obtain free copies of these materials by also writing to our Corporate Secretary at our principal executive offices.

Item 11. Executive Compensation.

The following portions of the Proxy Statement are incorporated herein by reference:

•

information included under the caption “Compensation of Executive Officers” (excluding the Compensation and Benefits Committee Report, which precedes the Summary Compensation Table, and excluding the information under the caption “- Performance Graph”); and

•	information included under the caption “Compensation of Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information included under the caption “Ownership of Our Common Shares” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

 The following table provides information about our company’s equity compensation plans as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	11,396,709	$31.569	22,772,793
Equity compensation plans not approved by security holders (2)	0	Not Applicable	2,500,000

Total	11,396,709	$31.569	25,272,793

(1) In connection with the separation from American Express Company, our former sole stockholder approved the Ameriprise Financial 2005 Incentive Compensation Plan (“2005 ICP”). Under the 2005 ICP, stock and cash incentive awards may be granted to employees, directors and independent contractors including stock options, restricted stock awards, restricted stock units, performance shares and similar awards (“Incentive Awards”) designed to comply with the applicable federal regulations and laws of jurisdiction. Subject to the limit of the plan’s total authorization as reflected in the table above, the 2005 ICP does not limit the number of shares of company common stock that may be issued other than upon the exercise of an option, warrant or other right. The plan’s total authorization is automatically increased to the extent that participants tender common shares in payment of any obligation in connection with any Incentive Awards and to the extent the company uses cash received from participants as exercise or purchase price in connection with Incentive Awards to repurchase common shares. See Note 10 to the consolidated financial statements contained in our 2005 Annual Report to Shareholders for further descriptive information regarding the 2005 ICP.

(2) The only equity compensation plan not approved by shareholders pursuant to which equity securities are outstanding or remaining available for grant as reflected in the table above is our Deferred Equity Program for Independent Financial Advisors (“P2 Deferral Plan”). The P2 Deferral Plan provides for the issuance of common shares only to our independent branded advisors (“P2 Advisors”). Issuances may be made (i) to an eligible P2 Advisor in respect of deferrals of compensation elected by the P2 Advisor, which elections are subject to qualification based on certain financial planning revenues earned by the P2 Advisor and are also subject to certain minimum and maximum limits, and (ii) to certain P2 Advisors who were affiliated with our company on December 31, 2005 as a retention incentive in connection with the Distribution and separation from American Express Company. The P2 Deferral Plan and the issuance of common shares under the P2 Deferral Plan is determined and administered by the Compensation and Benefits Committee of our Board of Directors (“CBC”) or such other committee as the Board or the CBC may designate (“Committee”). The Committee determines all terms by which deferrals may be made or shares of common stock may be issued under the P2 Deferral Plan, including such terms as the threshold performance levels that a P2 Advisor must meet in order to make deferrals under the P2 Deferral Plan and the vesting in account balances. Vesting of P2 Deferral Plan interests accelerate immediately upon a “Change in Control,” as defined in the P2 Deferral Plan. The P2 Deferral Plan is not anticipated to terminate at any specific future date, although the Board may terminate or amend the P2 Deferral Plan at any time so long as no such amendment or termination adversely affects any P2 Deferral Plan interests then outstanding. This summary of the P2 Deferral Plan does not purport to be complete and is qualified in its entirety by the terms of the P2 Deferral Plan, the entire text of which is filed as Exhibit 10.27 to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions.

The information under the caption “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information set forth under the heading “Items to be Voted on by Shareholders — Item 2 – Ratification of Audit Committee’s Selection of Independent Registered Public Accountants—Audit Fees”; “—Audit-Related Fees”; “—Tax Fees”; “—All Other Fees”; “—Services to Associated Organizations”; and “—Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants,” in the Proxy Statement is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)                                  1. Financial Statements:

The financial statements filed as a part of this report are listed on page F-1 hereof under “Schedule I - Condensed Financial Information of the Registrant (Parent Company Only),” which is incorporated herein by reference.

2. Financial Statement Schedules:

The financial statement schedules required to be filed in this report are listed on page F-1 hereof under “Schedule I - Condensed Financial Information of the Registrant (Parent Company Only),” which is incorporated herein by reference.

3. Exhibits:

The list of exhibits required to be filed as exhibits to this report are listed on pages E-1 through E-3 hereof under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: March 8, 2006	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned directors and officers of Ameriprise Financial, Inc., a Delaware corporation, does hereby make, constitute and appoint James M. Cracchiolo, Walter S. Berman and John C. Junek, and each of them, the undersigned’s true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned’s name, place and stead, to sign and affix the undersigned’s name as such director and/or officer of said corporation to an Annual Report on Form 10-K or other applicable form, and all amendments thereto, to be filed by such corporation with the Securities and Exchange Commission, Washington, D.C., under the Securities Exchange Act of 1934, as amended, with all exhibits thereto and other supporting documents, with said Commission, granting unto said attorneys-in-fact, and any of them, full power and authority to do and perform any and all acts necessary or incidental to the performance and execution of the powers herein expressly granted.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 8, 2006	/s/ James M. Cracchiolo
James M. Cracchiolo
Chairman and Chief Executive Officer
(Principal Executive Officer and Director)

Date: March 8, 2006	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 8, 2006	/s/ David K. Stewart
David K. Stewart
Senior Vice President and Controller
(Principal Accounting Officer)

Date: March 8, 2006	/s/ Ira D. Hall
Ira D. Hall
Director

Date: March 8, 2006	/s/ W. Walker Lewis
W. Walker Lewis
Director

Date: March 8, 2006	/s/ Siri S. Marshall
Siri S. Marshall
Director

Date: March 8, 2006	/s/ Jeffrey Noddle
Jeffrey Noddle
Director

Date: March 8, 2006	/s/ Richard F. Powers III
Richard F. Powers III
Director

Date: March 8, 2006	/s/ H. Jay Sarles
H. Jay Sarles
Director

Date: March 8, 2006	/s/ Robert F. Sharpe, Jr.
Robert F. Sharpe, Jr.
Director

Date: March 8, 2006	/s/ William H. Turner
William H. Turner
Director

AMERIPRISE FINANCIAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

AMERIPRISE FINANCIAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Parent Company Only)

	2005	2004	2003
	(in millions)
REVENUES
Management and service fees	$339	$413	$420
Distribution fees	54	19	11
Net investment income	20	19	4
Other revenues	6	10	6
Total revenues	419	461	441
EXPENSES
Compensation and benefits	418	356	357
Interest and debt expense	70	51	45
Separation costs	76	—	—
Other expenses	30	182	61
Total expenses	594	589	463
Loss before income tax (benefit) provision, equity in earnings of subsidiaries and discontinued operations of subsidiary	(175)	(128)	(22)
Income tax (benefit) provision	(27)	(15)	5
Loss before equity in earnings of subsidiaries and discontinued operations of subsidiary	(148)	(113)	(27)
Equity in earnings of subsidiaries before discontinued operations of subsidiary(a)	706	867	708
Income before discontinued operations of subsidary	558	754	681
Discontinued operations of subsidiary, net of tax	16	40	44
Net income	$574	$794	$725

(a)                                      2004 includes a $71 million non-cash after tax charge ($109 million pretax) relating to the January 1, 2004 adoption of American Institute of Certified Public Accountants Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” 2003 includes a $13 million non-cash after-tax charge ($20 million pretax) relating to the December 31, 2003 adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised December 2003.

See Notes to Condensed Financial Information of Registrant.

AMERIPRISE FINANCIAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(Parent Company Only)

	2005	2004
	(in millions)
ASSETS
Cash and cash equivalents	$1,192	$17
Investments	303	380
Receivables	29	30
Due from subsidiaries	148	149
Land, buildings, equipment, and software, net of accumulated depreciation of $336 and $274	566	550
Investment in subsidiaries	7,777	7,504
Other assets	214	258
Parent Company assets applicable to and investment in discontinued operations of subsidiary	—	242
Total assets	$10,229	$9,130
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$599	$396
Due to subsidiaries	245	135
Payable to American Express	16	1,686
Debt	1,550	50
Other liabilities	132	161
Total liabilities	2,542	2,428
Shareholders’ Equity:
Common shares ($.01 par value, 1,250 million shares authorized; 249.9 million issued and outstanding as of December 31, 2005; $.01 par value, 100 shares authorized, issued and outstanding (prior to adjusting for September 2005 stock split) as of December 31, 2004)	2	—
Additional paid-in capital	4,091	2,907
Retained earnings	3,745	3,415
Accumulated other comprehensive (loss) income, net of tax, including amounts applicable to equity investments in subsidiaries:
Net unrealized securities (losses) gains	(129)	425
Net unrealized derivative gains (losses)	6	(28)
Foreign currency translation adjustment	(25)	(16)
Minimum pension liability	(3)	(1)
Total accumulated other comprehensive (loss) income	(151)	380
Total shareholders’ equity	7,687	6,702
Total liabilities and shareholders’ equity	$10,229	$9,130

See Notes to Condensed Financial Information of Registrant.

AMERIPRISE FINANCIAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Parent Company Only)

	2005	2004	2003
	(in millions)
Cash Flows from Operating Activities
Net income	$574	$794	$725
Less: Discontinued operations of subsidiary, net of tax	(16)	(40)	(44)
Income before discontinued operations of subsidiary	558	754	681
Adjustments to reconcile income before discontinued operations of subsidiary to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries before discontinued operations of subsidiary	(706)	(867)	(708)
Dividends received from subsidiaries and affiliates	486	1,147	124
Other operating activities, primarily with subsidiaries	615	124	591
Net cash provided by operating activities	953	1,158	688
Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	243	156	261
Maturities	179	21	14
Purchases	(278)	(162)	(265)
Purchase of land, buildings, equipment, and software	(113)	(100)	(108)
Investment in subsidiaries	(924)	(29)	(1,140)
Net cash used in investing activities	(893)	(114)	(1,238)
Cash Flows from Financing Activities
Debt issuance costs	(7)	—	—
Proceeds from issuance of debt	2,850	—	—
Principal repayments of debt	(1,350)	(78)	—
Payable to American Express, net	(1,578)	263	269
Dividends paid to American Express	(53)	(1,325)	(334)
Dividends paid to shareholders	(27)	—	—
Capital transactions with American Express, net	1,256	40	566
Net cash provided by (used in) financing activities	1,091	(1,100)	501
Parent Company Operations Applicable to Discontinued Operations of Subsidiary
Net cash provided by operating activities	48	95	130
Net cash used in financing activities	(24)	(40)	(65)
Cash provided by Parent Company operations applicable to discontinued operations of subsidiary	24	55	65
Net increase (decrease) in cash and cash equivalents	1,175	(1)	16
Cash and cash equivalents at beginning of year	17	18	2
Cash and cash equivalents at end of year	$1,192	$17	$18
Supplemental Disclosures:
Interest paid	$80	$52	$44
Income taxes received, net	$169	$21	$15
Supplemental schedule of non-cash transactions in connection with separation:
Non-cash dividend of AEIDC to American Express	$164	$—	$—

See Notes to Condensed Financial Information of Registrant.

AMERIPRISE FINANCIAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

Note 1  Basis of Presentation

Ameriprise Financial, Inc. (the Company or Ameriprise Financial) was formerly a wholly-owned subsidiary of American Express Company (American Express). On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in the Company (the Separation) through a tax-free distribution to American Express shareholders. In preparation for the disposition, the Company approved a stock split of its 100 common shares entirely held by American Express into 246 million common shares. Effective as of the close of business on September 30, 2005, American Express completed the separation of Ameriprise Financial and the distribution of the Ameriprise Financial common shares to American Express shareholders (the Distribution). The Distribution was effectuated through a pro-rata dividend to American Express shareholders consisting of one share of Ameriprise Financial common stock for every 5 shares of American Express common stock owned by its shareholders on September 19, 2005, the record date. Prior to August 1, 2005, Ameriprise Financial was named American Express Financial Corporation.

The accompanying condensed financial statements include the accounts of Ameriprise Financial, Inc. (the Registrant or Parent Company) and, on an equity basis, its subsidiaries and affiliates. The financial information of the Parent Company should be read in conjunction with the consolidated financial statements of Ameriprise Financial and the notes thereto. Parent Company revenues and expenses, other than compensation and benefits and debt and interest expense, are primarily related to intercompany transactions with subsidiaries and affiliates.

Until the fourth quarter of 2005, the Parent Company was a Registered Investment Advisor. During the fourth quarter of 2005, the Parent Company ceased being a Registered Investment Advisor and in turn, an Ameriprise Financial subsidiary became a Registered Investment Advisor.

Note 2  Discontinued Operations

Effective August 1, 2005, the Company transferred its 50% ownership interest and the related assets and liabilities of its subsidiary, American Express International Deposit Company (AEIDC), to American Express for $164 million through a non-cash dividend equal to the net book value excluding net unrealized investment losses of $26 million and accordingly, no gain or loss was recorded. In connection with the AEIDC transfer, American Express made a cash capital contribution of $164 million to the Company. The investment in and equity in the operations of AEIDC are shown as Parent Company assets applicable to and investments in discontinued operations of subsidiary and discontinued operations of subsidiary, net of tax in the accompanying Condensed Financial Statements.

The components of earnings associated with discontinued operations of subsidiary for the years ended December 31 are as follows:

	2005	2004	2003
	(in millions)
Parent Company income tax provision applicable to discontinued operations of subsidiary	$9	$21	$24
Loss before equity in earnings of subsidiaries and discontinued operations of subsidiary	(9)	(21)	(24)
Equity in earnings of subsidiaries before discontinued operations of subsidiary	25	61	68
Discontinued operations of subsidiary, net of tax	$16	$40	$44

The Parent Company assets applicable to and investment in discontinued operations of subsidiary included in the Parent Company’s Condensed Balance Sheet as of December 31, 2004 consisted of the following:

December 31,
2004
(in millions)
Investment in subsidiaries	$178
Receivable from American Express	64
Total assets	$242

Note 3  Investments

The following is a summary of investments at December 31, 2005 and 2004:

	2005	2004
	(in millions)
Available-for-Sale securities, at fair value	$129	$254
Trading securities, at fair value	174	126
Total	$303	$380

Note 4  Goodwill

Goodwill was $185 million at both December 31, 2005 and 2004. Goodwill reflected in the Parent Company Condensed Financial Statements relates to Ameriprise Financial’s predecessor, Investors Diversified Services Inc., which was founded in 1894 and acquired by American Express in 1984.

Note 5  Debt

All of the borrowings of Ameriprise Financial are borrowings of the Parent Company, except as indicated below.

At December 31, 2005 and 2004, Ameriprise Financial had a combined $283 million and $317 million, respectively, of debt relating to a collateralized debt obligation (CDO), which was consolidated beginning December 31, 2003 upon the adoption of Financial Accounting Standards Boards Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (FIN 46). This debt is non-recourse to Ameriprise Financial and will be extinguished from the cash flows of the investments held within the portfolio of the CDO.

Note 6  Payable to American Express

Payable to American Express at December 31 consisted of:

	2005	2004
	(in millions)
Debt	$—	$1,578
Interest payable	—	11
Taxes payable	10	35
Accounts payable	6	62
Total payable to American Express	$16	$1,686

Note 7  Commitments and Contingencies

The Parent Company is the guarantor for an operating lease of IDS Property Casualty Insurance Company.

The Parent Company is involved in the normal course of business in legal, regulatory and arbitration proceedings, including class actions and investigations, concerning matters arising in connection with the conduct of its activities as a diversified financial services firm. These include proceedings specific to the Parent Company as well as proceedings generally applicable to business practices in the industries in which the Parent Company operates. The Parent Company can also be subject to litigation arising out of its general business activities, such as its investments, contracts, leases and employment relationships.

These proceedings are subject to uncertainties and, as such, the Parent Company is unable to estimate the possible loss or range of loss that may result. An adverse outcome in one or more of these proceedings could result in adverse judgments, settlements, fines, penalties or other relief that could have a material adverse effect on the Parent Company’s results of operations, financial condition or credit ratings.

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona. The plaintiffs allege that they are investors in several American Express mutual funds and they purport to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940. The plaintiffs allege that fees allegedly paid to the defendants by the funds for investment advisory and administrative services are excessive. The plaintiffs seek remedies including restitution and rescission of investment advisory and distribution agreements. The plaintiffs voluntarily agreed to transfer this case to the United States District Court for the District of Minnesota. In response to a motion to dismiss the complaint, the Court dismissed one of plaintiffs’ four claims and granted plaintiffs limited discovery.

In October 2005, the Parent Company reached a comprehensive settlement regarding the consolidated securities class action lawsuit filed against the Parent Company, its former parent and affiliates in October 2004 called “In re American Express Financial Advisors Securities Litigation.” The settlement, under which the Parent Company denies any liability, includes a one-time payment of $100 million to the class members. The class members include individuals who purchased mutual funds in certain revenue sharing programs; purchased mutual funds sold under the American Express® or AXP® brand; or purchased for a fee financial plans or advice between March 10, 1999 and through the date on which a formal stipulation of settlement is signed. The settlement will be submitted to the Court for approval. Two lawsuits making similar allegations (based solely on state causes of actions) are pending in the United States District Court for the Southern District of New York: “Beer v. American Express Company and American Express Financial Advisors” and “You v. American Express Company and American Express Financial Advisors.” Plaintiffs have moved to remand the cases to state court. The Court’s decision on the remand motion is pending.

On December 1, 2005, the Parent Company announced settlement of an SEC enforcement matter relating to periods before the Distribution. The matter involved allegations that the Parent Company permitted improper market timing in the Parent Company’s own mutual funds (including market timing by a limited number of the Parent Company’s employees through their own personal 401(k) retirement accounts) as well as in certain annuity products, notwithstanding prohibitions against this practice in the product disclosures. Under the terms of the settlement the Parent Company agreed to a censure and to pay $15 million in the form of civil penalties and disgorgement. The Parent Company is required to develop a plan of distribution with the assistance of an independent distribution consultant. The plan will address how funds will be distributed to benefit investors in the Company’s mutual funds for market-timing activity that took place between January 1, 2002 and September 30, 2003. The distribution plan will be subject to final approval by the SEC. As part of the settlement, the Parent Company also agreed to certain undertakings regarding disclosure, compliance and training.

EXHIBIT INDEX

Pursuant to the rules and regulations of the Securities and Exchange Commission, Ameriprise Financial, Inc. has filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in Ameriprise Financial, Inc.’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe Ameriprise Financial, Inc.’s actual state of affairs at the date hereof and should not be relied upon.

The following exhibits are filed as part of this Annual Report on Form 10-K. The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.5 through 10.26 and Exhibit 10.28 are management contracts or compensatory plans or arrangements.

Exhibit	Description

3.1

Amended and Restated Certificate of Incorporation of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

3.2	Amended and Restated Bylaws of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Form 10 Registration Statement, File No. 1-32525, filed on August 19, 2005).

Other instruments defining the rights of holders of long-term debt securities of the registrant are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The registrant agrees to furnish copies of these instruments to the SEC upon request.

10.1

Separation and Distribution Agreement between American Express Company and Ameriprise Financial, Inc., dated August 24, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on August 30, 2005).

10.2

Transition Services Agreement by and between American Express Company and Ameriprise Financial, Inc., dated as of September 30, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

10.3

Tax Allocation Agreement by and between American Express Company and Ameriprise Financial, Inc., dated as of September 30, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

10.4

Employee Benefits Agreement by and between American Express Company and Ameriprise Financial, Inc., dated as of September 30, 2005 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

10.5	Ameriprise Financial 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, File No. 333-128789, filed on October 5, 2005).

10.6	Ameriprise Financial Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005).

10.7	Ameriprise Financial Supplemental Retirement Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005).

10.8

Form of Ameriprise Financial 2005 Incentive Compensation Plan Master Agreement for Substitution Awards (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005).

10.9

Form of Ameriprise Financial 2005 Incentive Compensation Plan Agreement for Assumed Portfolio Grant Awards (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005).

10.10

Form of Ameriprise Financial 2005 Incentive Compensation Plan Agreement for Assumed Performance Grants (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005).

10.11	Key Employee Retention Award for Mr. Berman (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005).

10.12	Key Employee Retention Award for Mr. Heath (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005).

10.13	Key Employee Retention Award for Mr. Truscott (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005).

10.14	Letter sent by American Express Company to Mr. Cracchiolo (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 1-32525, filed on August 30, 2005).

10.15

Ameriprise Financial Form of Award Certificate — Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

10.16	Ameriprise Financial Form of Award Certificate — Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

10.17	Ameriprise Financial Form of Award Certificate — Restricted Stock Unit Award (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

10.18	Ameriprise Financial Form of Agreement — Cash Incentive Award (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

10.19	Ameriprise Financial Long-Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

10.20	Ameriprise Financial Deferred Share Plan for Outside Directors (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

10.21	Compensatory Arrangements for CEO (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on August 30, 2005).

10.22	CEO Security and Compensation Arrangements (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on October 31, 2005).

10.23	Completion/Retention Awards (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on October 31, 2005).

10.24*	Ameriprise Financial, Inc. Senior Executive Severance Plan, as amended November 14, 2005.

10.25	Restricted Stock Awards in lieu of Key Executive Life Insurance Program (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on November 18, 2005).

10.26	Treatment of Portfolio Grants and Portfolio Grant for CEO (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on December 21, 2005).

10.27*	Ameriprise Financial, Inc. Deferred Equity Program for Independent Financial Advisors.

10.28*	Ameriprise Financial Annual Incentive Award Plan, adopted effective as of September 30, 2005.

10.29*

Form of Indemnification Agreement for directors, Chief Executive Officer, Chief Financial Officer, General Counsel and Principal Accounting Officer and any other officers designated by the Chief Executive Officer.

10.30

Indenture dated as of October 5, 2005, between the Registrant and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3, File No. 333-128834, filed on October 5, 2005).

10.31*

Credit Agreement, dated as of September 30, 2005, among Ameriprise Financial, Inc., the lenders listed therein, Wells Fargo Bank, National Association, Citibank, N.A., Bank of America, N.A., HSBC Bank USA, National Association, Wachovia Bank, National Association and Citigroup Global Markets, Inc.

12*	Ratio of Earnings to Fixed Charges.

13*

Portions of the Ameriprise Financial, Inc. 2005 Annual Report to Shareholders, which, except for those sections incorporated herein by reference, are furnished solely for the information of the SEC and are not to be deemed “filed”.

16.1

Letter from Ernst & Young LLP addressed to the Securities and Exchange Commission, dated June 6, 2005, regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to Form 10 Registration Statement, File No. 1-32525, filed on June 7, 2005).

16.2

Letter from PricewaterhouseCoopers LLP addressed to the Securities and Exchange Commission, dated June 3, 2005, regarding change in certifying accountant (incorporated by reference to Exhibit 16.2 to Form 10 Registration Statement, File No. 1-32525, filed on June 7, 2005).

21*	Subsidiaries of Ameriprise Financial, Inc.

23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Powers of attorney (included on Signature Page).

31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.