Form 10-Q
period 2006-03-31
AMERIPRISE FINANCIAL INC
filed 2006-05-08
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

None

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                            ☐                                    No                                ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2006
Common Stock (par value $.01 per share)	244,383,133 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

INDEX

			Page No.

Part I.	Financial Information:

	Item 1.	Financial Statements

		Consolidated Statements of Income – Three months ended March 31, 2006 and 2005	3

		Consolidated Balance Sheets – March 31, 2006 and December 31, 2005	4

		Consolidated Statements of Cash Flows – Three months ended March 31, 2006 and 2005	5-6

		Consolidated Statements of Shareholders’ Equity – Three months ended March 31, 2006 and 2005	7

		Notes to Consolidated Financial Statements	8-19

	Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	20-34

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

	Item 4.	Controls and Procedures	35

Part II.	Other Information:

	Item 1.	Legal Proceedings	36

	Item 1A.	Risk Factors	36

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36-37

	Item 6.	Exhibits	37

	Signatures		38

	Exhibit Index		E-1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Revenues
Management, financial advice and service fees	$710	$608
Distribution fees	301	288
Net investment income	574	548
Premiums	220	270
Other revenues	144	133
Total revenues	1,949	1,847

Expenses
Compensation and benefits	739	641
Interest credited to account values	324	311
Benefits, claims, losses and settlement expenses	227	218
Amortization of deferred acquisition costs	128	136
Interest and debt expense	23	17
Separation costs	67	20
Other expenses	250	258
Total expenses	1,758	1,601

Income before income tax provision and discontinued operations	191	246
Income tax provision	46	71
Income before discontinued operations	145	175
Income from discontinued operations, net of tax	—	8
Net income	$145	$183

Earnings per Common Share – Basic and Diluted
Income before discontinued operations	$0.57	$0.71
Income from discontinued operations, net of tax	—	0.03
Net income	$0.57	$0.74

Weighted average common shares outstanding for earnings per common share:
Basic	252.3	246.2
Diluted	253.5	246.2

Cash dividends declared per common share	$0.11	$—

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Cash and cash equivalents	$1,650	$2,474
Investments	38,100	39,100
Receivables	2,382	2,172
Deferred acquisition costs	4,280	4,182
Separate account assets	45,220	41,561
Restricted and segregated cash	1,084	1,067
Other assets	3,105	2,565
Total assets	$95,821	$93,121

Liabilities and Shareholders’ equity
Liabilities:
Future policy benefits and claims	$32,200	$32,731
Investment certificate reserves	5,180	5,649
Accounts payable and accrued expenses	2,780	2,780
Debt	1,921	1,833
Separate account liabilities	45,220	41,561
Other liabilities	1,179	880
Total liabilities	88,480	85,434

Shareholders’ equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 251,211,366 and 249,998,206, respectively)	3	2
Additional paid-in capital	4,208	4,091
Retained earnings	3,862	3,745
Treasury shares, at cost (6,928,819 and 122,652 shares, respectively)	(290)	—
Accumulated other comprehensive loss, net of tax	(442)	(151)
Total shareholders’ equity	7,341	7,687
Total liabilities and shareholders’ equity	$95,821	$93,121

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended
	March 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$145	$183
Less: Income from discontinued operations, net of tax	—	8
Income before discontinued operations	145	175
Adjustments to reconcile income before discontinued operations to net cash provided by operating activities:
Amortization of deferred acquisition and sales inducement costs	139	147
Capitalization of deferred acquisition and sales inducement costs	(212)	(185)
Depreciation, amortization, accretion and other	41	80
Share-based compensation	24	14
Other-than-temporary impairments and provision for loan losses	1	1
Deferred income taxes	(5)	39
Net realized investment gains	(4)	(4)
Excess tax benefits from share-based compensation	(6)	—
Changes in operating assets and liabilities:
Segregated cash	85	43
Trading securities and equity method investments in hedge funds, net	(11)	79
Future policy benefits and claims, net	15	9
Receivables	(183)	(358)
Other assets, other liabilities, accounts payable and accrued expenses, net	78	154
Net cash provided by operating activities	107	194

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	589	647
Maturities, sinking fund payments and calls	918	635
Purchases	(983)	(1,738)
Open securities transactions payable and receivable, net	4	9
Proceeds from sales and maturities of mortgage loans on real estate	145	75
Funding of mortgage loans on real estate	(106)	(82)
Proceeds from sales of other investments	32	53
Purchase of other investments	(66)	(45)
Purchase of land, buildings, equipment and software	(34)	(27)
Change in restricted cash	(12)	(41)
Other, net	1	—
Net cash provided by (used in) investing activities	488	(514)

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

(in millions)

	Three Months Ended
	March 31,
	2006	2005
Cash Flows from Financing Activities
Investment certificates:
Payments from certificate owners	471	1,129
Interest credited to account values	55	38
Certificate maturities and cash surrenders	(993)	(719)
Policyholder and contractholder account values:
Consideration received	336	443
Interest credited to account values	269	273
Surrenders and death benefits	(1,148)	(793)
Principal repayments of debt	(50)	—
Payable to American Express, net	—	36
Capital transactions with American Express, net	—	8
Dividends paid to shareholders	(28)	—
Repurchase of common shares	(290)	—
Exercise of stock options	5	—
Excess tax benefits from share-based compensation	6	—
Customer deposits and other, net	(54)	(10)
Net cash provided by (used in) financing activities	(1,421)	405

Cash Flows from Discontinued Operations
Net cash provided by operating activities	—	27
Net cash used in investing activities	—	(73)
Net cash provided by financing activities	—	221
Net cash provided by discontinued operations	—	175

Effect of exchange rate changes on cash	2	(4)
Net increase (decrease) in cash and cash equivalents	(824)	256
Cash and cash equivalents at beginning of period	2,474	1,078
Cash and cash equivalents at end of period	$1,650	$1,334

Cash and cash equivalents of discontinued operations included above:
At beginning of period	$—	$54
At end of period	$—	$229

Supplemental Disclosures:
Interest paid	$2	$3
Income taxes paid, net	$43	$16

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(in millions, except share amounts)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2004	100	$—	$2,907	$3,415	$—	$380	$6,702

Comprehensive loss:
Net income				183		—	183
Change in unrealized holding gains on securities, net						(401)	(401)
Change in unrealized derivative losses, net						(7)	(7)
Foreign currency translation adjustment						(3)	(3)
Total comprehensive loss							(228)
Capital transactions with American Express, net			8				8
Balances at March 31, 2005	100	$—	$2,915	$3,598	$—	$(31)	$6,482

Balances at December 31, 2005	249,875,554	$2	$4,091	$3,745	$—	$(151)	$7,687

Comprehensive loss:
Net income				145			145
Change in unrealized holding gains on securities, net						(290)	(290)
Change in unrealized derivative losses, net						(1)	(1)
Foreign currency translation adjustment						—	—
Total comprehensive loss							(146)
Dividends paid to shareholders				(28)			(28)
Treasury shares	(6,806,167)				(290)		(290)
Share-based compensation plans	1,213,160	1	117				118
Balances at March 31, 2006	244,282,547	$3	$4,208	$3,862	$(290)	$(442)	$7,341

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Ameriprise Financial, Inc. (“Ameriprise Financial”), companies in which it directly or indirectly has a controlling financial interest, those variable interest entities (“VIEs”) in which it is the primary beneficiary and certain limited partnerships for which it is the general partner. The “Company” may refer to either Ameriprise Financial exclusively, to the consolidated group or to one or more subsidiaries of Ameriprise Financial. All material intercompany transactions and balances between or among Ameriprise Financial and its subsidiaries and affiliates have been eliminated in consolidation. Ameriprise Financial is a holding company which primarily conducts business through its subsidiaries to provide financial planning, products and services that are designed to offer solutions for its clients’ asset accumulation, income and protection needs.

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements which are incorporated by reference in the Annual Report on Form 10-K of Ameriprise Financial, Inc. for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2006.

Certain reclassifications of prior period amounts have been made to conform to the current presentation. Additionally, all share and per share information for the three months ended March 31, 2005 have been retroactively adjusted for the stock split of the Company’s common shares as of September 30, 2005 into 246.2 million common shares. The Company also revised the presentation of its previously reported segment data for the three months ended March 31, 2005 to conform to the segment reporting changes implemented by the Company as of January 1, 2006.

On February 1, 2005, the American Express Company (“American Express”) Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in the Company (the “Separation”) through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the separation of the Company and the distribution of the Company’s common shares to American Express shareholders (the “Distribution”). Prior to the Distribution, the Company had been a wholly-owned subsidiary of American Express. For the periods preceding the Distribution, the Company prepared its consolidated financial statements as if it had been a stand-alone company. In the preparation of the Consolidated Financial Statements for the periods preceding the Distribution, the Company made certain allocations of expenses that its management believes to be a reasonable reflection of costs it would have otherwise incurred as a stand-alone company but were paid by American Express.

2.              Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.”  SFAS No. 155 improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. It also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of SFAS No. 155 on the Company’s consolidated results of operations and financial condition.

On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  FSP FAS 115-1 and FAS 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of loss. It also includes accounting considerations subsequent to the recognition of an

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.              Recent Accounting Pronouncements (Continued)

other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. The effect of adopting FSP FAS 115-1 and FAS 124-1 on the Company’s consolidated results of operations and financial condition was not material.

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.”  SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company is currently evaluating the impact of SOP 05-1 on the Company’s consolidated results of operations and financial condition.

In June 2005, the FASB approved Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides guidance on whether a partnership should be consolidated by one of its partners. EITF 04-5 is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified after June 29, 2005. For general partners in all other limited partnerships, this guidance is effective no later than January 1, 2006. The adoption of EITF 04-5 resulted in the consolidation of certain limited partnerships for which the Company is the general partner. The effect of this consolidation as of January 1, 2006 was a net increase in total assets and total liabilities of $427 million, consisting of $14 million of investments (net of $153 million of investments as of December 31, 2005 previously accounted for under the equity method), $89 million of restricted cash, $324 million of other assets, $291 million of other liabilities and $136 million of nonrecourse debt. The adoption of EITF 04-5 had no net effect on consolidated net income.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This statement replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The effect of adopting SFAS 154 on the Company’s consolidated results of operations and financial condition was not material.

3.              Separation and Distribution from American Express and Discontinued Operations

American Express has historically provided a variety of corporate and other support services for the Company, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal, procurement and other services. Following the Distribution, American Express has continued to provide the Company with many of these services pursuant to a transition services agreement for transition periods of up to two years or more, if extended by mutual agreement of the Company and American Express. The Company will generally terminate a particular service after it has completed the procurement of the designated service through arrangements with third parties or through the Company’s own employees.

The Company has incurred significant non-recurring separation costs as a result of the Distribution. These costs include advisor and employee retention program costs, costs associated with establishing the Ameriprise Financial brand and costs to separate and reestablish the Company’s technology platforms.

Effective July 1, 2005, the Company’s subsidiary, AMEX Assurance Company (“AMEX Assurance”), ceded 100% of its travel insurance and card related business offered to American Express customers to an American Express subsidiary for an arm’s length ceding fee. The Company entered into an agreement to sell the AMEX Assurance legal entity to a subsidiary of American Express within two years after the Distribution for a fixed price equal to the net book value of

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.              Separation and Distribution from American Express and Discontinued Operations (Continued)

AMEX Assurance as of the Distribution or approximately $115 million. These transactions created a variable interest entity under GAAP for which the Company is not the primary beneficiary. Accordingly, the Company deconsolidated AMEX Assurance for GAAP purposes as of September 30, 2005.

Effective August 1, 2005, the Company transferred its 50% ownership interest and the related assets and liabilities of its subsidiary, American Express International Deposit Company (“AEIDC”), to American Express for $164 million through a non-cash dividend equal to the net book value excluding $26 million of net unrealized investment losses of AEIDC. In connection with the AEIDC transfer, American Express paid the Company a $164 million capital contribution. The assets, liabilities and operations of AEIDC in 2005 are shown as discontinued operations in the accompanying Consolidated Financial Statements. For the three months ended March 31, 2005, the discontinued operations of AEIDC included revenues and pretax income of $70 million and $13 million, respectively.

4.            Investments

The following is a summary of investments for the periods indicated:

	March 31, 2006	December 31, 2005
	(in millions)
Available-for-Sale securities, at fair value	$33,171	$34,217
Mortgage loans on real estate, net	3,106	3,146
Trading securities, at fair value and equity method investments in hedge funds	733	676
Policy loans	622	616
Other investments	468	445
Total	$38,100	$39,100

Investments at March 31, 2006 included $178 million of trading securities of a consolidated limited partnership for which the Company is a general partner and was the result of the Company’s adoption of EITF 04-5 as of January 1, 2006. At December 31, 2005, prior to the Company’s adoption of EITF 04-5, investments included $153 million of trading securities of this limited partnership accounted for under the equity method.

Gross realized gains and losses on sales of Available-for-Sale securities and other-than-temporary impairment losses on Available-for-Sale securities included in net realized gains and losses were as follows:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Gross realized gains from sales	$12	$12
Gross realized losses from sales	(9)	(9)
Other-than-temporary impairments	(1)	(1)

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.              Debt

Debt at March 31, 2006 was as follows:

	Outstanding Balance	Quarter-End Stated Rate
	(in millions)
Senior notes due 2010	$800	5.4%
Senior notes due 2015	700	5.7
Floating rate revolving credit borrowings	137	5.6
Fixed and floating rate notes due 2011:
Floating senior notes	151	5.2
Fixed rate notes	79	8.6
Fixed rate senior notes	46	7.2
Fixed rate notes	8	13.3
Total	$1,921

The floating rate revolving credit borrowings at March 31, 2006 are nonrecourse debt of limited partnerships for which the Company is the general partner, which was consolidated as a result of the Company’s adoption of EITF 04-5 as of January 1, 2006. This debt is related to certain property funds managed by Threadneedle Asset Management Holdings Ltd., of which $68 million is due in 2009 and $69 million is due in 2011. The debt will be extinguished with the cash flows from the sale of the investments held within the partnerships. Additionally, this debt is hedged using interest rate swaps which effectively convert the floating rates to a fixed rate.

The fixed and floating rate notes are related to a consolidated variable interest entity, or collateralized debt obligation (“CDO”), and are nonrecourse. These notes will be extinguished with the cash flows from the investments held within the portfolio of the CDO, which assets are held for the benefit of the CDO debt holders.

6.              Share-Based Compensation

The Ameriprise Financial 2005 Incentive Compensation Plan (“2005 ICP”), approved as of September 30, 2005, allows for the grant of stock and cash incentive awards to employees, directors and independent contractors, including stock options, restricted stock awards, restricted stock units, performance shares and similar awards. In accordance with the Employee Benefits Agreement (“EBA”) entered into between the Company and American Express as part of the Distribution, all American Express stock options and restricted stock awards held by the Company’s employees which had not vested on or before December 31, 2005 were substituted by a stock option or restricted stock award issued under the 2005 ICP. All American Express stock options and restricted stock awards held by the Company’s employees that vested on or before December 31, 2005 remained American Express stock options or restricted stock awards.

For the three months ended March 31, 2006, the Company recognized $24 million of expense related to awards under its 2005 ICP. For the three months ended March 31, 2005, the Company recognized expense of $14 million related to American Express stock options and American Express restricted stock awards granted to the Company’s employees. In addition, the Company recognized separation costs of $14 million during the three months ended March 31, 2005 related to a 2005 advisor incentive and retention bonus program. The bonuses earned under this program through December 31, 2005 were converted to 2.0 million share-based awards effective as of the vesting date of January 1, 2006.

As of March 31, 2006, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 ICP was $205 million. That cost is expected to be recognized over a weighted-average period of 2.9 years. Pursuant to the 2005 ICP, restricted shares that are forfeited or, at the holder’s option, are withheld to offset tax withholding obligations that occur upon vesting and release of restricted shares, are recorded as treasury shares. At March 31, 2006 and December 31, 2005, treasury shares held for reissuance under the 2005 ICP were 513,671 shares and 107,504 shares, respectively.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.              Retirement Plans and Other Profit Sharing Arrangements

The Company measures the obligations and related asset values for its pension and other postretirement benefit plans annually as of September 30. The components of the net periodic pension benefit cost for all defined benefit plans are as follows:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Service cost	$9	$9
Interest cost	5	4
Expected return on plan assets	(4)	(5)
Amortization of prior service cost	(1)	(1)
Settlement/curtailment loss	1	1
Net periodic pension benefit cost	$10	$8

The net periodic postretirement benefit expense recognized for the three months ended March 31, 2006 and 2005 was $0.5 million and $0.6 million, respectively.

8.              Income Taxes

The Company’s effective tax rate was 24.0% for the three months ended March 31, 2006 compared to an effective tax rate on income before discontinued operations of 29.3% for the three months ended March 31, 2005. The lower effective tax rate primarily reflects lower nondeductible legal and regulatory cost of $3 million for the three months ended March 31, 2006 compared with $35 million for the three months ended March 31, 2005.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses realized for tax return purposes and capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. The deferred tax assets include $231 million in capital loss carryforwards that expire December 31, 2009. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets was established as of March 31, 2006 and December 31, 2005.

The Company’s Tax Allocation Agreement with American Express, dated as of September 30, 2005, governs the allocation of consolidated U.S. federal and applicable combined or unitary state and local income tax liabilities between American Express and the Company for tax periods prior to September 30, 2005. In addition, this Tax Allocation Agreement provides for certain restrictions and indemnities in connection with the tax treatment of the Distribution and addresses other tax-related matters.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.              Earnings per Common Share

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2006	2005
	(in millions, except per share amounts)
Numerator:
Income before discontinued operations	$145	$175
Income from discontinued operations, net of tax	—	8
Net income	$145	$183

Denominator:
Basic: Weighted average common shares outstanding	252.3	246.2
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.2	—
Diluted: Weighted average common shares outstanding	253.5	246.2

Basic and Diluted EPS:
Income before discontinued operations	$0.57	$0.71
Income from discontinued operations, net of tax	—	0.03
Net income	$0.57	$0.74

Basic weighted average shares for the three months ended March 31, 2006 include 2.0 million of vested, nonforfeitable restricted stock units and 3.8 million of nonvested, restricted stock awards that are forfeitable but receive dividends. Potentially dilutive securities include non-qualified stock options and other share-based awards. The Company had no dilutive shares outstanding for the three months ended March 31, 2005, because all share-based compensation was granted on American Express common shares until September 30, 2005. Under the Company’s EBA with American Express, all American Express stock options and restricted stock awards held by the Company’s employees which were not vested on or before December 31, 2005 were substituted with an award based on the Company’s common stock.

10.       Segment Information

The Company has two main operating segments:  Asset Accumulation and Income (“AA&I”) and Protection, as well as a Corporate and Other (“Corporate”) segment. The two main operating segments are aligned with the financial solutions the Company offers to address its clients’ needs. Effective January 1, 2006, the Company implemented a new automated internal business unit revenue and expense reporting process to better reflect how management reviews and evaluates the operations of its segments. These changes, which were applied retroactively to all segment information for all periods presented, had no effect on consolidated results of operations or financial position.

The new process required the following changes in segment information as previously presented:

•                  the realignment of the Company’s subsidiary, Securities America Financial Corporation (“SAFC”), under the AA&I segment from the Corporate segment;

•                  the reallocation of all interest on corporate debt from the AA&I and Protection segments to the Corporate segment;

•                  the reallocation of investment income to segments to better reflect management’s determination of liabilities and capital required for each segment;

•                  the reallocation of technology expenses from the Corporate segment to the AA&I and Protection segments to occur on a quarterly rather than an annual basis;

•                  the reallocation of certain corporate overhead expenses from the AA&I and Protection segments to the Corporate segment, such as certain senior management compensation and related expense and expenses attributable to the Corporate Secretary, Public Affairs and Investor Relations departments, as well as other corporate-related

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.       Segment Information (Continued)

activities, as they do not directly relate to the AA&I and Protection segments; and

•                  the reallocation of excess capital not required by the AA&I and Protection segments and related investment income to the Corporate segment.

The AA&I segment offers products and services, both the Company’s and other companies’, to help the Company’s retail clients address identified financial objectives related to asset accumulation and income management. Products and services in this segment are related to financial advice services, asset management, brokerage and banking, and include mutual funds, wrap accounts, variable and fixed annuities, brokerage accounts and investment certificates. This operating segment also serves institutional clients by providing investment management services in separately managed accounts, sub-advisory, alternative investments and 401(k) markets. The Company earns revenues in this segment primarily through fees it receives based on managed assets and annuity separate account assets. These fees are impacted by both market movements and net asset flows. The Company also earns net investment income on owned assets, principally supporting the fixed annuity business and distribution fees on sales of mutual funds and other products. This segment includes the results of SAFC, which through its operating subsidiary, Securities America, Inc., operates its own separately branded distribution network.

The Protection segment offers a variety of protection products, both the Company’s and other companies’, including life, disability income, long term care and auto and home insurance to address the identified protection and risk management needs of the Company’s retail clients. The Company earns revenues in this operating segment primarily through premiums, fees and charges that the Company receives to assume insurance-related risk, fees the Company receives on owned assets and net investment income the Company earns on assets on the Company’s consolidated balance sheets related to this segment.

The Corporate segment consists of income derived from financial planning fees, corporate level assets and unallocated corporate expenses. This segment also includes non-recurring costs associated with the Company’s separation from American Express.

The following is a summary of assets by segment:

	March 31,	December 31,
	2006	2005
	(in millions)
Asset Accumulation and Income	$77,718	$75,382
Protection	15,079	14,492
Corporate and Other	3,024	3,247
Total assets	$95,821	$93,121

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.       Segment Information (Continued)

The following is a summary of segment revenues, pretax segment income (loss) and a reconciliation to income (loss) before income tax provision and consolidated net income for the three months ended March 31:

	Asset Accumulation and Income	Protection	Corporate and Other	Eliminations		Consolidated
			(in millions)
2006
Revenue from external customers	$1,418	$467	$64	$		$1,949
Intersegment revenue	4	6	—	(10)		—
Total revenues	$1,422	$473	$64		$(10)	$1,949
Income (loss) before income tax provision	$228	$74	$(111)		$—	191
Income tax provision						46
Net income						$145

2005
Revenue from external customers	$1,299	$503	$45	$		$1,847
Intersegment revenue	—	5	1	(6)		—
Total revenues	$1,299	$508	$46		$(6)	$1,847
Income (loss) before income tax provision and discontinued operations	$174	$113	$(41)		$—	246
Income tax provision						71
Income before discontinued operations						175
Discontinued operations, net of tax						8
Net income						$183

11.       Contingencies

The Company and its subsidiaries are involved in the normal course of business in legal, regulatory and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of its activities as a diversified financial services firm. These include proceedings specific to the Company as well as proceedings generally applicable to business practices in the industries in which the Company operates. The Company can also be subject to litigation arising out of its general business activities, such as its investments, contracts, leases and employment relationships.

These proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result. An adverse outcome in one or more of these proceedings could result in adverse judgments, settlements, fines, penalties or other relief that could have a material adverse effect on the Company’s consolidated results of operations, financial condition or credit ratings.

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. The Company from time to time receives requests for information from, and has been subject to examination or investigation by, the SEC, National Association of Securities Dealers, Inc. (“NASD”) and various other regulatory authorities concerning its business activities and practices, including:  sales and product or service features of, or disclosures pertaining to, financial plans, its mutual funds, annuities, insurance products and brokerage services; non-cash

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.       Contingencies (Continued)

compensation paid to its financial advisors; supervision of its financial advisors; operational and data privacy issues; and sales of, or brokerage or revenue sharing practices relating to, other companies’ REIT shares, mutual fund shares or other investment products.

Other open regulatory matters relate, among other things, to the portability (or network transferability) of the Company’s RiverSource mutual funds, the suitability of product recommendations made to retail financial planning clients, licensing matters related to sales by its financial advisors to out-of-state clients and net capital and reserve calculations. The Company has also received a number of inquiries in connection with its notification of the theft of a laptop computer containing certain client and financial advisor information. These open matters relate to the activities of various Ameriprise Financial legal entities, including Ameriprise Financial Services, Inc. (formerly known as “American Express Financial Advisors Inc.” or “AEFA”), American Enterprise Investment Services, Inc. (its clearing broker-dealer subsidiary) and Securities America, Inc. The number of regulatory reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including the Company. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

In March 2006, a purported class action captioned Maddox, et al. v. Ameriprise Financial, Inc. (Case No. BC349215) was filed in the Superior Court of California, County of Los Angeles. The suit alleges that certain present and former employee advisors in California are entitled to overtime pay and other wages and that the Company made wrongful deductions from their wages. Plaintiffs allege that the Company’s actions were in violation of the California Labor Code and Business & Professional Code, and seek recovery of unspecified overtime and penalties.

In March 2006, a lawsuit captioned Good, et al. v. Ameriprise Financial, Inc. et al. (Case No. 00-cv-01027) was filed in the United States District Court for the District of Minnesota. The lawsuit has been brought as a putative class action and plaintiffs purport to represent all of the Company’s advisors who sold shares of REITs and tax credit limited partnerships between March 22, 2000 and March 2006. Plaintiffs seek unspecified compensatory and restitutionary damages as well as injunctive relief, alleging that the Company incorrectly calculated commissions owed advisors for the sale of these products. The Company has moved to dismiss certain claims in the complaint.

In October 2005, the Company reached a comprehensive settlement regarding the consolidated securities class action lawsuit filed against the Company, its former parent and affiliates in October 2004 called “In re American Express Financial Advisors Securities Litigation.”  The settlement, under which the Company denies any liability, includes a one-time payment of $100 million to the class members. The class members include individuals who purchased mutual funds in the Company’s Preferred Provider Program, Select Group Program, or any similar revenue sharing program, purchased mutual funds sold under the American Express® or AXP® brand; or purchased for a fee financial plans or advice from the Company between March 10, 1999 and through the date on which a formal stipulation of settlement is signed. The settlement will be submitted to the Court for approval. Two lawsuits making similar allegations (based solely on state causes of actions) are pending in the United States District Court for the Southern District of New York: “Beer v. American Express Company and American Express Financial Advisors” and “You v. American Express Company and American Express Financial Advisors.”  Plaintiffs have moved to remand the cases to state court. The Court’s decision on the remand motion is pending.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.       Contingencies (Continued)

On January 3, 2006, the Court granted the parties joint stipulation to stay the action pending the approval of the proposed settlement in the putative class action described above, “In re American Express Financial Advisors Securities Litigation.”

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc. was filed in the United States District Court for the District of Arizona. The plaintiffs allege that they are investors in several American Express mutual funds and they purport to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940. The plaintiffs allege that fees allegedly paid to the defendants by the funds for investment advisory and administrative services are excessive. The plaintiffs seek remedies including restitution and rescission of investment advisory and distribution agreements. The plaintiffs voluntarily agreed to transfer this case to the United States District Court for the District of Minnesota. In response to the Company’s motion to dismiss the complaint, the Court dismissed one of plaintiffs’ four claims and granted plaintiffs limited discovery.

On December 1, 2005, the Company announced settlement of two SEC enforcement matters relating to disclosure of certain revenue sharing programs and alleged market timing practices during periods before the Distribution. Under the terms of the settlements the Company is required to develop plans of distribution with the assistance of an independent distribution consultant. Regarding revenue sharing, the plan will address how such funds will be distributed to benefit customers that purchased the particular mutual funds between January 1, 2001 through August 31, 2004. A second plan will address how funds will be distributed to benefit investors in the Company’s mutual funds for market-timing activity that took place between January 1, 2002 and September 30, 2003. The distribution plans will be subject to final approval by the SEC. As part of the settlements, the Company also agreed to certain undertakings regarding disclosure, compliance and training.

During the course of 2005 the Company reached settlements with four states in regulatory matters regarding supervisory practices, financial advisor misappropriations of customer funds, 529 plan and Class B mutual fund sales practices, incentives for AEFA’s branded financial advisors to sell both its proprietary mutual funds and other companies’ mutual funds, the sale of proprietary mutual fund products to financial planning clients, and the matters raised in the SEC and NASD enforcement actions described above. As part of these state settlements the Company agreed, in certain instances, to provide restitution and to independent consultant review of certain of its practices and policies, including certain of its sales and advice supervisory practices. One such review was delivered in January 2006, and the Company has commenced implementation of the recommended enhancements. The Company will continue to meet its obligations under these settlements throughout 2006. There are pending investigations and demands made by regulators of other states regarding matters substantially similar to those which have settled, as well as the open matters described above, and there can be no assurance that any one or more of these investigations, demands and matters will settle or otherwise conclude without a material adverse effect on the Company’s consolidated results of operations, financial condition or credit ratings.

12.       Related Party Transactions

The Company may engage in transactions in the ordinary course of business with significant shareholders or their subsidiaries, between the Company and its directors and officers or with other companies whose directors or officers may also serve as directors or officers for the Company or its subsidiaries. The Company carries out these transactions on customary terms. The transactions have not had a material impact on the Company’s consolidated results of operations or financial condition.

Berkshire Hathaway Inc. (“Berkshire”) and subsidiaries owned approximately 12% of the Company’s common stock at December 31, 2005. On March 29, 2006, the Company entered into a Stock Purchase and Sale Agreement with Warren E. Buffet and Berkshire to repurchase 6.4 million shares of the Company’s common stock. The repurchase was completed on March 29, 2006 at a price per share equal to the March 29, 2006 closing price of $42.91 and reduced Berkshire’s ownership of the Company’s common stock to approximately 9.8% of common shares then outstanding. The Company or its subsidiaries may engage in reinsurance or other commercial transactions with Berkshire or its

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.       Related Party Transactions (Continued)

subsidiaries and pay or receive fees in these transactions. The Company does not believe that these transactions are material to it or to Berkshire.

The Company has entered into various transactions with American Express in the normal course of business. The Company earned approximately $2 million during the three months ended March 31, 2005 in revenues from American Express. During the three months ended March 31, 2005, the Company received approximately $9 million of reimbursements from American Express for the Company’s participation in certain corporate initiatives. As a result of the Separation, the Company determined it appropriate to reflect the reimbursements as a capital contribution rather than reductions to expense amounts.

13.       Common Share Repurchases

In January 2006, the Company’s Board of Directors authorized the repurchase of up to 2 million shares of common stock of the Company. This authorization, effective until December 31, 2006, was fully utilized in connection with the purchase of the Company’s common stock from Berkshire, discussed in Note 12 above. In March 2006, the Company’s Board of Directors authorized the expenditure of up to $750 million for the repurchase of shares of the Company’s common stock through March 31, 2008. During the three months ended March 31, 2006, the Company completed a $275 million share repurchase representing 6.4 million shares of its common stock, as discussed in Note 12 above.

The Company may also reacquire shares of its common stock under its 2005 ICP related to restricted stock awards. Restricted shares that are forfeited before the vesting period has lapsed are recorded as treasury shares. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations. These vested restricted shares reacquired by the Company and the Company’s payment of the holders’ income tax obligations pursuant to the 2005 ICP are recorded as a treasury share purchase. During the three months ended March 31, 2006 and on a cumulative basis through March 31, 2006, the restricted shares forfeited under the 2005 ICP and recorded as treasury shares were 0.1 million shares. During the three months ended March 31, 2006, pursuant to the ICP, the Company reacquired 0.4 million shares of common stock through the surrender of restricted shares upon vesting and paid in the aggregate $15 million related to the holders’ income tax obligations on the vesting date.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14.       Regulatory Requirements

Certain of the Company’s wholly-owned subsidiaries are subject to regulatory capital requirements. Actual capital and regulatory capital requirements for such subsidiaries were:

	Actual Capital as of
	March 31, 2006	December 31, 2005	Regulatory Capital Requirement
		(in millions)
IDS Life Insurance Company(1)(4)	$3,377	$3,270	$751
American Enterprise Life Insurance Company(1)(4)	586	583	125
IDS Property Casualty Insurance Company(1)(5)	464	448	111
Ameriprise Certificate Company(2)(5)	304	333	283
AMEX Assurance Company(1)(4)	117	115	23
IDS Life Insurance Company of New York(1)(4)	255	246	40
Threadneedle Asset Management Holdings Ltd(3)	187	187	100
American Enterprise Investment Services Inc.(2)(5)	99	97	7
Ameriprise Financial Services, Inc.(2)(5)	60	47	#
American Partners Life Insurance Company(1)(4)	70	68	11
American Centurion Life Assurance Company(1)(4)	64	62	13
Ameriprise Trust Company(5)	49	47	38
Ameriprise Insurance Company(1)(5)	46	—	2
Securities America, Inc.(2)(5)	12	15	#

#	Amounts are less than $1 million.
(1)	Actual capital is determined on a statutory basis.
(2)	Actual capital is determined on an adjusted U.S. GAAP basis.
(3)

Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. Both actual capital and regulatory capital requirements are as of December 31, 2005, based on the most recent required U.K. filing.

(4)	Regulatory capital requirement is based on the most recent statutory risk-based capital filing, as of December 31, 2005.
(5)	Regulatory capital requirement is based on applicable regulatory requirement, calculated as of March 31, 2006.

15.       Subsequent Events

On May 2, 2006, Ameriprise Financial and its subsidiary Ameriprise Trust Company entered into a definitive agreement with Wachovia Bank, N.A. (“Wachovia”) providing for the sale to Wachovia of the Company’s defined contribution plan recordkeeping business. Consummation of the transaction is subject to certain conditions, including clearance by the U.S. Department of Justice under the Hart-Scott-Rodino Act.

On May 5, 2006, the Company filed a “shelf” registration statement on Form S-3. The shelf filing provides the Company with the flexibility to sell any combination of debt securities, warrants, purchase contracts, securities units, preferred stock, depositary shares and common stock of the Company, as well as capital and common securities that may be issued by up to four Delaware statutory trusts sponsored by the Company. The debt securities that may be offered include senior debt, senior subordinated debt and junior subordinated debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and related notes presented in Item 1. This discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.”  We believe it is useful to read our MD&A in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2006, as well as our current reports on Form 8-K and other publicly available information.

Overview

We are a leading financial planning and services company with more than 12,000 financial advisors and registered representatives that provide solutions for clients’ asset accumulation, income management and insurance protection needs. Our financial advisors deliver tailored solutions to clients through a comprehensive and personalized financial planning approach built on a long-term relationship with a knowledgeable advisor. We specialize in meeting the retirement-related financial needs of the mass affluent. We also offer asset management and 401(k) products and services to institutional clients. We have two main operating segments:  Asset Accumulation and Income (“AA&I”) and Protection, as well as a Corporate and Other (“Corporate”) segment. Our two main operating segments are aligned with the financial solutions we offer to address our clients’ needs. The products and services we provide retail customers, and to a lesser extent, institutional customers, are the primary source of our revenues and net income. Revenues and net income are significantly impacted by the relative investment performance, total value and composition of assets we manage and administer for our retail and institutional clients. These factors, in turn, are largely determined by overall investment market performance and the depth and breadth of our individual client relationships.

It is our management’s priority to increase shareholder value over a multi-year horizon by achieving our financial targets, on average and over time. We measure progress against these goals excluding the impact of the separation from American Express Company (“American Express”), specifically, discontinued operations, non-recurring separation costs and AMEX Assurance Company (“AMEX Assurance”). Our financial targets are:

•      Annual revenue growth of 6 to 8 percent,

•      Annual net income growth of 10 to 13 percent, and

•      Return on average equity of 12 to 15 percent.

Our revenues in the first quarter of 2006 were $1.9 billion, an increase of 10% over the same period last year after excluding $74 million of AMEX Assurance revenues from the prior year. Income before discontinued operations, AMEX Assurance and non-recurring separation costs rose 17% to $189 million in the first quarter of 2006 from $161 million in the first quarter of 2005. Adjusted return on equity for the trailing twelve months ended March 31, 2006 was 10.4% compared to adjusted return on equity of 10.2% for the year ended December 31, 2005. During 2006, as part of our capital redeployment plan, our management may evaluate the use of an earnings per common share measure as an additional financial target.

Our results for the first quarter of 2006 were attributable to three main drivers:

•      Mass affluent client acquisition,

•      Improving advisor productivity, and

•      Increasing our owned, managed and administered assets.

During the first quarter of 2006, the number of mass affluent clients with $100,000 or more in assets or comparable product values with us increased 11% from the same quarter in 2005. Our marketing programs were a key driver of this increase. We believe that our focus on personal relationships, together with our strengths in financial planning and product development, allows us to better address our clients’ financial needs, including the financial needs of our target market segment, the mass affluent. This focus also puts us in a strong position to capitalize on significant demographic and market trends, which we believe will continue to drive increased demand for financial planning and the other financial services we provide, particularly among the mass affluent.

For the first quarter of 2006, our gross dealer concession (“GDC”) per branded advisor, an internal measure of advisor productivity, increased by 17% over the same period last year. We attribute the increase in productivity to a favorable market environment and to a strong set of product and service offerings and advisor support. Our franchisee advisor retention for the first quarter of 2006 was high at 91% and is consistent with the quarterly periods of 2005, which ranged from 91% to 92%.

Our owned, managed and administered assets increased to $445.7 billion at March 31, 2006, an increase of 11% since March 31, 2005, and an increase of 4% from owned, managed and administered assets of $428.2 billion at December 31, 2005. This improvement in assets reflects both market appreciation and improved flows including strong flows into our wrap program and our variable annuities. Our wrap program had $1.9 billion in inflows during the first quarter of 2006, bringing total assets in wrap accounts within our branded advisor channel to $54.9 billion. This reflects our clients increasingly choosing fee-based products within their portfolios. In addition, variable annuities remain a popular choice for clients saving for retirement. Variable annuity cash sales in the first quarter of 2006 were up 44% over the same quarter in 2005, and variable annuity inflows were $1.1 billion during the first quarter of 2006.

Significant Factors Affecting our Results of Operations and Financial Condition

Share Repurchase

In March 2006, our board of directors authorized the expenditure of up to $750 million for the repurchase of shares of our common stock through the end of March 2008. This authorization is in addition to a board authorization in January 2006 to repurchase up to 2 million shares by the end of 2006. On March 29, 2006, we completed a $275 million share repurchase representing 6.4 million shares of our common stock. We used our existing working capital to fund this share repurchase, and we currently intend to fund additional share repurchases through existing working capital, future earnings and other customary financing methods.

Segment Reporting Changes

Effective January 1, 2006, we implemented a new automated internal business unit revenue and expense reporting process to better reflect how our management reviews and evaluates the operations of our segments. These changes, which were applied retroactively to all segment information for all periods presented, had no effect on our consolidated results of operations or financial position.

The new process required the following changes in segment information as previously presented:

•	the realignment of our subsidiary, Securities America Financial Corporation (“SAFC”), under the AA&I segment from the Corporate segment;
•	the reallocation of all interest on corporate debt from the AA&I and Protection segments to the Corporate segment;
•	the reallocation of investment income to segments to better reflect management’s determination of liabilities and capital required for each segment;
•	the reallocation of technology expenses from the Corporate segment to the AA&I and Protection segments to occur on a quarterly rather than an annual basis;
•

the reallocation of certain corporate overhead expenses from the AA&I and Protection segments to the Corporate segment, such as certain senior management compensation and related expense and expenses attributable to the

Corporate Secretary, Public Affairs and Investor Relations departments, as well as other corporate-related activities, as they do not directly relate to the AA&I and Protection segments; and
•	the reallocation of excess capital not required by the AA&I and Protection segments and related investment income to the Corporate segment.

Separation from American Express

Our separation from American Express resulted in specifically identifiable impacts to our consolidated results of operations and financial condition.

Separation and Distribution

On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in our company (the “Separation”) through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the separation of our company and the distribution of our common shares to American Express shareholders (the “Distribution”). Prior to the Distribution, we had been a wholly-owned subsidiary of American Express.

Capital Structure

Prior to the Distribution, American Express provided a capital contribution to our company of approximately $1.1 billion to fund costs related to the Separation and Distribution, to adequately support strong debt ratings for our company on the Distribution and to indemnify us for the after-tax cost of $65 million with respect to the comprehensive settlement of a consolidated securities class action lawsuit. We replaced our inter-company indebtedness with American Express, initially with a bridge loan from selected financial institutions, and on November 23, 2005 through the issuance of $1.5 billion of unsecured senior debt securities with 5- and 10-year maturities.

Non-recurring Separation Costs

Since the Separation announcement through March 31, 2006, we have incurred $360 million of pretax non-recurring separation costs, and expect to incur a total of approximately $875 million. These costs include advisor and employee retention program costs, costs associated with establishing the Ameriprise Financial brand and costs to separate and reestablish our technology platforms. In addition, we have incurred higher ongoing expenses associated with establishing ourselves as an independent company.

Transfer of Businesses

Effective August 1, 2005, we transferred our 50% ownership interest and the related assets and liabilities of our subsidiary, American Express International Deposit Company (“AEIDC”) to American Express. The assets, liabilities and results of operations of AEIDC are classified as discontinued operations. Effective September 30, 2005, we entered into an agreement to sell our interest in the AMEX Assurance legal entity to American Express within two years after the Distribution for approximately $115 million. This transaction, combined with the ceding of all travel insurance and card related business to American Express effective July 1, 2005, created a variable interest entity for which we are not the primary beneficiary. Accordingly, we deconsolidated AMEX Assurance as of September 30, 2005.

Services and Operations Provided by American Express

American Express has historically provided to us a variety of corporate and other support services, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal, procurement and other services. Following the Distribution, American Express has continued to provide the Company with many of these services pursuant to a transition services agreement for transition periods of up to two years or more, if extended by mutual agreement of the Company and American Express. The Company will generally terminate a particular service after it has completed the procurement of the designated service through arrangements with third parties or through the Company’s own employees. Other than technology-related expenses, we currently expect that the aggregate costs we will pay to American Express under the transition services agreement for continuing services and the costs for establishing or procuring the services that have historically been provided to us by American Express will not significantly differ from the amounts reflected in our historical consolidated financial statements.

For the periods preceding the Distribution, we prepared our consolidated financial statements as if we had been a stand-alone company. In the preparation of our consolidated financial statements for those periods, we made certain allocations of expenses that our management believes to be a reasonable reflection of costs we would have otherwise incurred as a stand-alone company but were paid by American Express. Our consolidated financial statements presented may not be indicative of our consolidated results of operations, financial condition or cash flows in the future or what our consolidated results of operations, financial condition or cash flows would have been had we been a separate, stand-alone entity during all periods presented.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 2 to our consolidated financial statements.

Non-GAAP Financial Information

We follow accounting principles generally accepted in the United States (“GAAP”). The accompanying discussion includes information on both a GAAP and non-GAAP basis. The non-GAAP presentation in this report excludes items that are a direct result of the separation from American Express, which consist of discontinued operations, AMEX Assurance and non-recurring separation costs. Our non-GAAP financial measures, which we view as important indicators of financial performance, include:

•      Total expenses excluding separation costs and AMEX Assurance;

•      Adjusted earnings (adjusted to exclude AMEX Assurance and separation costs);

•      Income tax provision before discontinued operations and non-recurring separation costs excluding AMEX Assurance;

•      Income before discontinued operations and non-recurring separation costs excluding AMEX Assurance;

•      Separation costs, after-tax;

•      Pretax segment income excluding AMEX Assurance;

•      Pretax segment loss before separation costs; and

•      Return on average equity excluding the impact of the separation, or adjusted return on equity, using as the numerator adjusted earnings for the last twelve months and as the denominator a five point average of equity excluding both the assets and liabilities of discontinued operations and equity allocated to expected non-recurring separation costs as of the last preceding four quarters and the current quarter.

Management believes that the presentation of these non-GAAP financial measures excluding these specific income statement impacts best reflects the underlying performance of our ongoing operations and facilitates a more meaningful trend analysis. These non-GAAP measures are also used for goal setting, certain compensation related to our annual incentive award program and evaluating our performance on a basis comparable to that used by securities analysts.

Consolidated Results of Operations

The following table presents our consolidated results of operations for the three months ended March 31, 2006 and 2005 and the impact of the deconsolidation of AMEX Assurance effective September 30, 2005 discussed previously:

	Three Months Ended March 31,		Change		AMEX Assurance Three Months Ended March 31,	Change Excluding AMEX Assurance
(in millions)	2006	2005	$	%	2005	$	%
	(unaudited)
Revenues
Management, financial advice and service fees	$710	$608	$102	17%	$1	$103	17%
Distribution fees	301	288	13	5	—	13	5
Net investment income	574	548	26	5	3	29	5
Premiums	220	270	(50)	(19)	71	21	11
Other revenues	144	133	11	8	(1)	10	7
Total revenues	1,949	1,847	102	6	74	176	10

Expenses
Compensation and benefits:
Field	423	362	61	17	1	62	17
Non-field	316	279	37	13	—	37	13
Total compensation and benefits	739	641	98	15	1	99	15
Interest credited to account values	324	311	13	4	—	13	4
Benefits, claims, losses and settlement expenses	227	218	9	4	19	28	14
Amortization of deferred acquisition costs	128	136	(8)	(6)	8	—	—
Interest and debt expense	23	17	6	35	—	6	35
Separation costs	67	20	47	#	—	47	#
Other expenses	250	258	(8)	(3)	6	(2)	(1)
Total expenses	1,758	1,601	157	10	34	191	12

Income before income tax provision and discontinued operations	191	246	(55)	(22)	40	(15)	(7)
Income tax provision	46	71	(25)	(35)	13	(12)	(21)
Income before discontinued operations	145	175	(30)	(17)	27	(3)	(2)
Discontinued operations, net of tax	—	8	(8)	#	—	(8)	#
Net income	$145	$183	$(38)	(21)	$27	$(11)	(7)

The following non-GAAP measures are referred to in the accompanying discussion:

	Three Months Ended March 31,		Change
Non-GAAP Financial Measures (in millions)	2006	2005	$	%
Total expenses excluding separation costs and AMEX Assurance	$1,691	$1,547	$144	9%
Separation costs, after-tax	44	13	31	#
Income tax provision before discontinued operations and non-recurring separation costs excluding AMEX Assurance	69	65	4	6
Income before discontinued operations and non-recurring separation costs excluding AMEX Assurance	189	161	28	17

#       Variance of 100% or greater.

Owned, Managed and Administered Assets

We earn management fees on our owned separate account assets based on the market value of assets held in the separate accounts. We record the income associated with our owned investments, including net realized gains and losses associated with these investments and other-than-temporary impairments of these investments, as net investment income. For managed assets, we receive management fees based on the value of these assets. We generally report these fees as management, financial advice and service fees. We may also receive distribution fees based on the value of these assets. We generally record fees received from administered assets as distribution fees.

Fluctuations in our owned, managed and administered assets impact our revenues. Our owned, managed and administered assets are impacted by market movements and net flows of client assets. Net flows of client assets are a measure of new sales of, or deposits into, our products offset by redemptions of, or withdrawals from, our products. Net flows can have a significant impact on our results of operations due to their impact on our revenues and expenses. The following table presents information regarding our owned assets, which are included in our consolidated balance sheets, and our managed and administered assets, which are not recorded on our consolidated balance sheets:

	March 31,
Owned, Managed and Administered Assets	2006	2005	% Change
	(in billions)
Owned Assets
Separate accounts	$45.2	$36.0	26%
Investments	38.1	39.9	(5)
Other(1)	5.8	5.5	5
Total owned assets	89.1	81.4	9

Managed Assets
Managed Assets-Retail
RiverSource (“RVS”) mutual funds	58.8	61.2	(4)
Threadneedle mutual funds	15.3	11.9	29
Ameriprise Financial wrap account assets	54.9	39.5	39
Securities America, Inc. wrap account assets	9.1	5.8	57
Total managed assets-retail	138.1	118.4	17
Managed Assets-Institutional
Ameriprise financial separately managed accounts/sub-advisory	27.5	30.1	(9)
Threadneedle separately managed accounts/sub-advisory	107.7	100.7	7
Total managed assets-institutional	135.2	130.8	3
Managed Assets-Retirement Services
Collective funds	10.8	11.2	(4)
Managed Assets-Eliminations(2)	(7.9)	(9.5)	(17)
Total managed assets	276.2	250.9	10
Administered Assets	80.4	68.7	17
Total Owned, Managed and Administered Assets	$445.7	$401.0	11

(1)	Includes cash and cash equivalents, restricted and segregated cash and receivables.
(2)

Includes eliminations from managed assets for owned assets invested in our managed products and separately managed accounts and among managed assets for RVS Fund assets sub-advised by Threadneedle Asset Management Holdings Ltd. (“Threadneedle”).

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Overall

Consolidated net income for the three months ended March 31, 2006 was $145 million, down $30 million from income before discontinued operations of $175 million for the three months ended March 31, 2005. Income before discontinued operations and non-recurring separation costs excluding AMEX Assurance rose $28 million to $189 million in the first quarter of 2006 from $161 million in the first quarter of 2005. The first quarter of 2006 was negatively impacted by higher non-recurring pretax separation costs, which were $67 million ($44 million after-tax) in 2006 compared with $20 million ($13 million after-tax) in the first quarter of 2005.

Revenues

Consolidated total revenues for the three months ended March 31, 2006 had a net growth of $102 million, or 6% to $1.9 billion compared to $1.8 billion for the three months ended March 31, 2005. Revenues in the first quarter of 2006 increased $176 million over the same quarter in the prior year after excluding $74 million of AMEX Assurance revenues from the prior year. This revenue growth, excluding AMEX Assurance, was primarily the result of increases of $103 million in management, financial advice and service fees, $29 million in net investment income and $21 million in premiums.

Management, financial advice and service fees for the three months ended March 31, 2006 increased $102 million, or 17% to $710 million compared to $608 million for the three months ended March 31, 2005. Fees related to wrap products increased by $62 million, primarily due to higher net inflows into the wrap account products and market appreciation of wrap account assets. Growth in variable annuity sales since the first quarter of 2005 resulted in higher average assets and contributed to a $27 million increase in fees. Management, financial advice and service fees of our subsidiary Securities America, Inc. (“SAI”) were up $11 million for the three months ended March 31, 2006. The SAI growth in fees is the result of a significant increase in their sales force throughout 2005. The impact of AMEX Assurance was insignificant.

Distribution fees increased $13 million, or 5% to $301 million for the first quarter of 2006 compared to the same period in 2005, and were not impacted by AMEX Assurance. Strong flows into wrap accounts since the first quarter of 2005 and favorable equity and interest rate markets accounted for $16 million of the increase. The larger sales force at SAI contributed to an increase in distribution fees of $8 million. These increases were partially offset by a decrease of $13 million primarily due to declines in fees from Real Estate Investment Trust (“REIT”) products resulting from a lack of available products.

Net investment income increased $26 million, or 5% to $574 million for the three months ended March 31, 2006 compared to the same period in 2005. Growth was primarily driven by an increase of $19 million in the more variable components of net investment income comprised of pretax gains on trading securities, equity method investments in hedge funds and certain derivatives. Income related to derivatives used to hedge certain expense line items showed a net increase of $6 million as a result of increased gains of $18 million on derivatives used to hedge interest credited expenses for stock market certificates and equity indexed annuities, partially offset by a $12 million negative impact on options hedging Guaranteed Minimum Withdrawal Benefits (“GMWB”). These amounts were offset by a $6 million decline in pretax realized net investment gains. The impact of AMEX Assurance was insignificant.

Premiums declined by $50 million to $220 million in the first quarter of 2006 compared to the same period in 2005. When $71 million of AMEX Assurance premiums are excluded from the first quarter of 2005, premiums increased by $21 million in the first quarter of 2006. Our auto and home insurance generated an increase in premiums of $18 million over the first quarter of 2005, primarily driven by a 19% increase in our in force policies generated through the Costco alliance. Our total policies in force at March 31, 2006, which includes those policies generated through the Costco alliance, increased by 9% over March 31, 2005. Additionally, disability income premiums continued to trend upward, increasing by $3 million to $39 million for the three months ended March 31, 2006 compared with the same period in 2005.

Other revenues increased $11 million, or 8% to $144 million for the three months ended March 31, 2006 compared to the same period in 2005. The majority of this increase was due to cost of insurance and other contract charges, which increased $7 million primarily as a result of a 7% increase in the face amount of variable and fixed universal life contracts in force. The impact of AMEX Assurance was insignificant.

Expenses

Consolidated total expenses were $1.8 billion for the three months ended March 31, 2006, up $157 million from the same period in 2005. Total expenses excluding separation costs and AMEX Assurance were $1.7 billion, an increase of $144 million, or 9% from the first quarter of 2005. This expense increase, excluding separation costs and AMEX Assurance, was primarily due to increases of $99 million in total compensation and benefits, $28 million in benefits, claims, losses and settlement expenses and $13 million in interest credited to account values.

Compensation and benefits—field increased $61 million, or 17% to $423 million in the first quarter of 2006 compared with the same quarter in 2005. The higher field compensation and benefits was primarily due to increased sales force compensation driven by strong sales of wrap account, variable annuity and variable life insurance products, as well as a 15% increase in SAI registered representatives since the first quarter of last year. GDC per branded advisor was up 17% during the three months ended March 31, 2006 compared to the same period in 2005. The impact of AMEX Assurance was insignificant.

Compensation and benefits—non-field increased $37 million, or 13% to $316 million for the three months ended March 31, 2006 and were not impacted by AMEX Assurance. The first quarter of 2006 includes $11 million of severance costs, primarily related to our technology functions. The remainder of the increase was attributable to higher costs associated with being an independent entity, including higher management and administration costs and to a lesser extent, increased management incentives, which were up $2 million over the prior year quarter.

Interest credited to account values increased $13 million, or 4% to $324 million in the first quarter of 2006 compared with the first quarter of 2005. This increase was primarily driven by an $18 million increase in interest credited to certificate holders as a result of a higher short-term interest rate environment. This increase was partially offset by a $7 million decrease in the interest credited on fixed annuities due to declines in related reserve balances. There was no impact from AMEX Assurance.

Benefits, claims, losses and settlement expenses increased $9 million, or 4% to $227 million in the first quarter of 2006 compared to the first quarter of 2005. Excluding $19 million of AMEX Assurance expense from the first quarter of 2005, benefits, claims, losses and settlement expenses increased $28 million, or 14%. Higher average auto and home insurance policies in force resulted in an increase of $14 million and an increase in benefit expenses and reserves on disability income and long term care insurance contracts drove expenses up $11 million.

Amortization of deferred acquisition costs (“DAC”) in the first quarter of 2006 was $128 million, down 6% from the first quarter of last year. Excluding $8 million of AMEX Assurance DAC amortization from the first quarter of 2005, amortization of DAC in the first quarter of 2006 was unchanged from the first quarter of 2005. A $5 million decrease in DAC amortization in our AA&I segment was offset by a $5 million increase in DAC amortization, excluding AMEX Assurance from the prior year quarter, in our Protection segment.

Interest and debt expense in the first quarter of 2006 increased $6 million to $23 million for the three months ended March 31, 2006, from $17 million for the three months ended March 31, 2005. The interest and debt expense in the first quarter of 2006 is primarily related to interest on the $1.5 billion of unsecured senior debt securities issued in November 2005. In the first quarter of 2005, most of the interest and debt expense was attributable to our inter-company indebtedness with American Express, which was repaid just prior to the Distribution.

Separation costs incurred during the first quarter of 2006 were $67 million pretax ($44 million after-tax) compared with pretax separation costs of $20 million ($13 million after-tax) in the first quarter of 2005. We began to incur separation costs in February 2005 following the announcement of the Separation. These costs steadily increased throughout 2005, and were the highest in the quarterly periods of 2005 preceding and following the Distribution. Separation costs in the first quarter of 2005 were primarily related to advisor retention programs. For the first quarter of 2006, separation costs primarily related to separating and reestablishing our technology platforms and establishing the Ameriprise Financial brand. We have estimated that we will incur approximately $875 million in total pretax separation costs. The majority of such costs are estimated to be incurred by December 31, 2006.

Other expenses were $250 million, down $8 million from the first quarter of 2005. Excluding $6 million of other expenses of AMEX Assurance from the first quarter of 2005, other expenses in the first quarter of 2006 were relatively constant compared with the first quarter of 2005. Included in the first quarter of 2006 were $11 million in pretax legal and regulatory costs, as compared to $35 million in pretax legal and regulatory costs in the first quarter of 2005.

Income Taxes

Our effective tax rate was 24.0% for the three months ended March 31, 2006 compared to 29.3% for the three months ended March 31, 2005. The decrease in the effective tax rate was primarily attributable to a decrease in the nondeductible portion of legal and regulatory costs, for which $3 million of total pretax expense of $11 million was nondeductible for federal income tax purposes in the first quarter of 2006 while none of the total pretax expense of $35 million was deductible for federal income tax purposes for the first quarter of 2005.

Results of Operations by Segment

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005

The following tables present summary financial information by segment for the periods indicated:

	Three Months Ended March 31,		%
	2006	2005	Change
	(unaudited), (in millions)
Total revenues
Asset Accumulation and Income	$1,422	$1,299	9%
Protection	473	508	(7)
Corporate and Other	64	46	39
Eliminations	(10)	(6)	(67)
Consolidated total revenues	$1,949	$1,847	6

Total expenses
Asset Accumulation and Income	$1,194	$1,125	6%
Protection	399	395	1
Corporate and Other	175	87	#
Eliminations	(10)	(6)	(67)
Consolidated total expenses	$1,758	$1,601	10

Income before income tax provision and discontinued operations
Asset Accumulation and Income	$228	$174	31%
Protection	74	113	(35)
Corporate and Other	(111)	(41)	#
Consolidated income before income tax provision and discontinued operations	$191	$246	(22)

#      Variance of 100% or greater.

	March 31, 2006	December 31, 2005	% Change
	(unaudited), (in millions)
Total assets
Asset Accumulation and Income	$77,718	$75,382	3%
Protection	15,079	14,492	4
Corporate and Other	3,024	3,247	(7)
Consolidated total assets	$95,821	$93,121	3

Asset Accumulation and Income

The following table presents financial information for our AA&I segment:

	Three Months Ended March 31,		Change
(in millions)	2006	2005	$	%
Revenues
Management, financial advice and service fees	$646	$547	$99	18%
Distribution fees	273	262	11	4
Net investment income	475	473	2	—
Other revenues	28	17	11	65
Total revenues	1,422	1,299	123	9
Expenses
Compensation and benefits-field	366	309	57	18
Interest credited to account values	288	275	13	5
Benefits, claims, losses and settlement expenses	4	3	1	33
Amortization of deferred acquisition costs	87	92	(5)	(5)
Interest and debt expense	3	—	3	—
Other expenses	446	446	—	—
Total expenses	1,194	1,125	69	6
Pretax segment income	$228	$174	$54	31

Overall

Pretax segment income was $228 million for the three months ended March 31, 2006, an increase of $54 million, or 31% from $174 million for the same period in 2005. The income growth is a reflection of an 11% increase in owned, managed and administered assets driven by strong flows in wrap products and variable annuities, market appreciation, an 18% increase in GDC as a result of strong advisor productivity and a $24 million decline in legal and regulatory expenses. Partially offsetting this strong performance were lower account values in both fixed annuity and certificate products and higher interest crediting rates on certificates.

Revenues

Total revenues of $1.4 billion rose $123 million, or 9% from $1.3 billion in the prior year period. The revenue growth is primarily the result of increases of $99 million in management, financial advice and service fees, $11 million in distribution fees and $11 million in other revenues.

The 18% increase in management, financial advice and service fees in the first quarter of 2006 compared to the first quarter of 2005 was driven by strong net inflows into wrap accounts and variable annuities and market appreciation, partially offset by outflows in RiverSource mutual funds and to a lesser extent, collective funds.

Distribution fees in the first quarter of 2006 rose 4% over the first quarter of 2005 primarily due to increased retail brokerage activity, mainly related to SAI and wrap accounts. This increase was partially offset by declines in fees from REIT products resulting from a lack of available products and lower distribution fees on RiverSource mutual funds.

Net investment income increased slightly in the first quarter of 2006 compared to the same quarter in the prior year, reflecting higher income on hedge fund investments and lower invested assets. The positive impact of appreciation in the S&P 500 Index on the value of options hedging stock market certificates and equity index annuities was offset by the negative impact on options hedging GMWB. Each of these fluctuations was primarily offset in the interest credited to account values or benefits, claims, losses and settlement expenses line items.

Expenses

Total expenses for the three months ended March 31, 2006 of $1.2 billion rose $69 million, or 6% from $1.1 billion compared to the same period in the prior year, primarily due to increases of $57 million in compensation and benefits-field and $13 million in interest credited to account values.

The 18% increase in compensation and benefits-field reflects higher commissions paid driven by strong sales activity and higher advisor assets under management.

Interest credited to account values increased 5% to $288 million for the three months ended March 31, 2006 due to higher interest crediting rates to certificate products, partially offset by lower certificate and fixed annuity account asset values.

Amortization of DAC in the first quarter of 2006 decreased $5 million to $87 million compared to $92 million for the same period in 2005, reflecting lower DAC balances and lower amortization related to RiverSource mutual funds. Amortization of DAC associated with variable annuities was up only slightly in the first quarter of 2006 compared to the first quarter of 2005. Increased amortization consistent with strong growth of the variable annuity business was mostly offset by the impact of more favorable equity market conditions.

Other expenses, which primarily reflect allocated corporate and support function costs, remained constant, reflecting a decline in legal and regulatory costs offset by higher non-field compensation and benefits.

Protection

The following table presents financial information for our Protection segment for the periods indicated and the impact of the deconsolidation of AMEX Assurance effective September 30, 2005 discussed previously:

	Three Months Ended March 31,		Change		AMEX Assurance Three Months Ended March 31,	Change Excluding AMEX Assurance
(in millions)	2006	2005	$	%	2005	$	%
Revenues
Management, financial advice and service fees	$19	$16	$3	19%	$1	$4	27%
Distribution fees	28	27	1	4	—	1	4
Net investment income	89	83	6	7	3	9	11
Premiums	226	275	(49)	(18)	71	22	11
Other revenues	111	107	4	4	(1)	3	3
Total revenues	473	508	(35)	(7)	74	39	9

Expenses
Compensation and benefits—field	23	24	(1)	(4)	1	—	—
Interest credited to account values	36	36	—	—	—	—	—
Benefits, claims, losses and settlement expenses	223	215	8	4	19	27	14
Amortization of deferred acquisition costs	41	44	(3)	(7)	8	5	14
Other expenses	76	76	—	—	6	6	9
Total expenses	399	395	4	1	34	38	11
Pretax segment income	$74	$113	$(39)	(35)	$40	$1	1

Overall

Pretax segment income in the Protection segment was $74 million for the three months ended March 31, 2006, a decrease of $39 million, or 35% compared to the same period in 2005. Pretax segment income excluding AMEX Assurance increased $1 million, or 1% over the first quarter of 2005. Revenue growth of 9% reflecting higher auto and home insurance and life insurance revenues was offset by higher claims in disability income and long term care insurance, as well as an increase in amortization of DAC.

Revenues

Total revenues in the first quarter of 2006 of $473 million declined $35 million, or 7% from the first quarter of 2005. Excluding AMEX Assurance, revenues in the first quarter of 2006 increased $39 million, or 9% over the first quarter of 2005, and were primarily due to increases of $22 million in premiums and $9 million in net investment income.

Net investment income increased 7% to $89 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Net investment income excluding AMEX Assurance rose 11%, primarily due to increased assets and capital supporting auto and home and VUL/UL and higher income from hedge fund investments.

Premiums of $226 million for the three months ended March 31, 2006 decreased $49 million from $275 million in the same period of the prior year. Premiums excluding AMEX Assurance increased $22 million, or 11%, primarily driven by solid growth in premiums from auto and home insurance products.

Expenses

Total expenses of $399 million increased 1% for the three months ended March 31, 2006 from $395 million for the three months ended March 31, 2005. Excluding AMEX Assurance, total expenses increased 11% from total expenses of $361 million for the three months ended March 31, 2005. The increase was primarily due to a rise in benefits, claims, losses and settlement expenses of $27 million.

Benefits, claims, losses and settlement expenses increased 4% over the first quarter of 2005 to $223 million for the first quarter of 2006. Excluding AMEX Assurance, these expenses rose $27 million, or 14%, primarily due to higher claims in disability income and long term care insurance and higher average auto and home insurance policies in-force.

Amortization of DAC decreased from the first quarter of 2005 by 7% to $41 million for the first quarter of 2006. Excluding AMEX Assurance, amortization of DAC increased $5 million in the first quarter of 2006 from $36 million in the first quarter of 2005. This increase was primarily driven by an adjustment to the unearned commission balance.

Other expenses were essentially flat at $76 million in the first quarters of 2006 and 2005. Other expenses excluding AMEX Assurance increased 9% over other expenses of $70 million in the first quarter of 2005, reflecting higher volume-related expenses due to higher average auto and home insurance policies in-force.

Corporate and Other

The following table presents financial information for our Corporate and Other segment for the periods indicated:

	Three Months Ended March 31,		Change
(in millions)	2006	2005	$	%
Revenues
Management, financial advice and service fees	$45	$45	$—	—%
Distribution fees	—	(1)	1	#
Net investment income (loss)	10	(8)	18	#
Premiums	(6)	(5)	(1)	(20)
Other revenues	15	15	—	—
Total revenues	64	46	18	39
Expenses
Compensation and benefits—field	34	29	5	17
Interest and debt expense	20	17	3	18
Separation costs	67	20	47	#
Other expenses	54	21	33	#
Total expenses	175	87	88	#
Pretax segment loss	$(111)	$(41)	$70	#

#      Variance of 100% or greater.

Overall

The Corporate pretax segment loss was $111 million for the three months ended March 31, 2006, compared to $41 million for the same period in 2005. The Corporate pretax segment loss before separation costs for the three months ended March 2006 and 2005 was $44 million and $21 million, respectively.

Revenues

Total revenues for the three months ended March 31, 2006 of $64 million increased $18 million, or 39% from revenues of $46 million for the three months ended March 31, 2005, due to higher investment income.

Net investment income was $10 million in the first quarter of 2006 compared to a net investment loss of $8 million in the first quarter of 2005, an improvement of $18 million, primarily due to higher levels of invested assets and higher yields on short-term investments.

Expenses

Total expenses for the three months ended March 31, 2006 of $175 million increased by $88 million from $87 million for the three months ended March 31, 2005. Total expenses before separation costs were $108 million, an increase of $41 million from the same period in 2005. This increase was primarily attributable to higher other expenses, which on a segment reporting basis, include non-field compensation.

Other expenses in the first quarter of 2006 of $54 million increased $33 million from the first quarter of 2005 reflecting higher costs associated with being an independent entity and higher expenses related to corporate projects and other corporate activities. In addition, other expenses in the first quarter of 2006 include $11 million in severance costs, primarily related to our technology functions, which are recorded in non-field compensation.

Liquidity and Capital Resources

We maintained substantial liquidity during the first quarter of 2006, ending the quarter with $1.7 billion in cash and cash equivalents at March 31, 2006. In addition to available cash balances and cash flows from operations, we have an unsecured revolving credit facility for $750 million available through September 2010. Under the terms of the underlying credit agreement, we can increase this facility to $1.0 billion. We had no borrowings under this facility during the three months ended March 31, 2006. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

We are primarily a parent holding company for the operations carried out by our subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends from our subsidiaries, particularly our life insurance subsidiary, IDS Life Insurance Company (“IDS Life”), our face-amount certificate subsidiary, Ameriprise Certificate Company, our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, Inc., our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc., our auto and home insurance subsidiary, IDS Property Casualty Insurance Company (doing business as Ameriprise Auto & Home) and our investment advisory company, RiverSource Investments LLC. The payment of dividends by many of our subsidiaries is restricted. In addition to the particular regulations restricting dividend payments and establishing subsidiary capitalization requirements, we take into account the overall health of the business, capital levels and risk management considerations in determining a dividend strategy for payments to our company from our subsidiaries, and in deciding to use cash to make capital contributions to our subsidiaries.

In April 2006, IDS Life declared an extraordinary dividend of $100 million and has made the required advance notice to the Minnesota Department of Commerce, its primary state regulator. IDS Life received a response from the Minnesota Department of Commerce stating that they do not object to the payment of this dividend.

On April 25, 2006, our Board of Directors declared a regular quarterly cash dividend of $0.11 per common share. The dividend is payable on May 19, 2006 to our shareholders of record at the close of business on May 10, 2006.

Operating Activities

For the three months ended March 31, 2006, net cash provided by operating activities was $107 million compared to $194 million for the same period in 2005, a decrease of $87 million. This decrease was primarily attributable to a $30 million decline in income before discontinued operations and an increase in capitalization of deferred acquisition and sales inducement costs of $27 million.

Other assets and other liabilities at March 31, 2006 include $331 million and $297 million, respectively, of other assets and other liabilities of a limited partnership for which we are the general partner, which we consolidated pursuant to our adoption as of January 1, 2006 of Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining whether a General Partner, or the General partners as a Group, Controls a Limited partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”).

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities. For the three months ended March 31, 2006, net cash provided by investing activities was $488 million compared to $514 million used in investing activities during the same period in 2005, a cash flow improvement of $1.0 billion. This improvement was primarily attributable to less cash used for purchases of Available-for-Sale securities and an increase in cash inflows from maturities, sinking fund payments and calls. Purchases of Available-for-Sale securities decreased $755 million to $1.0 billion in the three months ended March 31, 2006 compared to $1.7 billion in the three months ended March 31, 2005. Maturities, sinking fund payments and calls of Available-for-Sale securities increased $283 million, to $918 million for the three months ended March 31, 2006 from $635 million for the same period of 2005.

Our Available-for-Sale investments primarily include corporate debt securities and mortgage and other asset-backed securities, which had a fair value of $18.3 billion and $13.4 billion, respectively, at March 31, 2006 compared to $18.8 billion and $13.9 billion, respectively, at December 31, 2005. Our Available-for-Sale corporate debt securities comprise a diverse portfolio, with the largest concentrations of the portfolio in the following industries:  35% in banking and finance, 20% in utilities and 13% in media. Investments also include $3.1 billion of mortgage loans on real estate as of both March 31, 2006 and December 31, 2005. At March 31, 2006 and December 31, 2005, 70% of our Available-for-Sale investment portfolio was rated A or better, while 7% of our Available-for-Sale investment portfolio was below investment grade.

Our total investments at March 31, 2006 and December 31, 2005 included investments held by our insurance subsidiaries of $31.8 billion and $32.5 billion, respectively. Investments are principally funded by sales of insurance, annuities and investment certificates and by reinvested income. Maturities of these investments are largely matched with the expected future payments of insurance and annuity obligations.

Investments at March 31, 2006 include $178 million of trading securities (of which $160 million had previously been accounted for under the equity method) of a limited partnership for which we are the general partner, which we consolidated pursuant to our adoption as of January 1, 2006 of EITF 04-5.

Financing Activities

For the three months ended March 31, 2006, cash used in financing activities was $1.4 billion compared to cash provided by financing activities of $405 million for the three months ended March 31, 2005, a decrease of $1.8 billion. This decline in cash flow was primarily due to lower sales of certificate products, higher amounts of maturities and cash surrenders related to certificates and higher surrenders and death benefits related to fixed annuities.

For the three months ended March 31, 2006 compared to the same period in 2005, cash flows related to payments we receive from certificate holders declined $658 million while cash used for certificate maturities and cash surrenders increased $274 million. The reduction in sales and increase in maturities is the result of the American Express Bank Limited and American Express Bank International business wind-down and a sales promotion that was in effect during the first quarter of 2005 and not in 2006. We received our federal savings bank charter, and we expect to launch our Ameriprise FSB mid-year.

Cash used for surrenders and death benefits on policyholder and contractholder account values, most of which related to fixed annuities, increased $355 million for the first three months of 2006 compared to the same period in 2005. During the three months ended March 31, 2006, we also used cash of $275 million for the purchase of 6.4 million treasury shares. In addition, pursuant to the Ameriprise Financial 2005 Incentive Compensation Plan, we used cash of $15 million and reacquired 0.4 million shares of our common stock in connection with restricted shares withheld to offset tax withholding obligations that occur upon vesting and release of restricted shares.

The 6.4 million treasury share purchase was part of our share repurchase programs and was funded from working capital. In March 2006, our Board of Directors authorized the expenditure of up to $750 million for the repurchase of our common stock through the end of March 2008. This authorization is in addition to a previous board authorization to repurchase up to 2 million shares by the end of 2006. We intend to fund additional share repurchases through existing working capital, future earnings and other customary financing methods.

We repaid our $50 million medium-term notes in the first quarter of 2006. Debt at March 31, 2006 includes $137 million of floating rate revolving credit borrowings of limited partnerships for which we are the general partner, which we consolidated pursuant to our adoption as of January 1, 2006 of EITF 04-5. This debt, which is related to certain property funds managed by Threadneedle, is nonrecourse and will be extinguished with the cash flows from the sale of investments held within the partnerships. We also had nonrecourse fixed and floating rate notes due 2011 related to a consolidated collateralized debt obligation (“CDO”) of $283 million at March 31, 2006 and December 31, 2005, which will be extinguished with the cash flows from the investments held within the portfolio of the CDO.

On May 5, 2006, we filed a “shelf” registration statement on Form S-3. The shelf filing provides us with the flexibility to sell any combination of debt securities, warrants, purchase contracts, securities units, preferred stock, depositary shares and common stock of our company, as well as capital and common securities that may be issued by up to four Delaware statutory trusts sponsored by our company. The debt securities that may be offered include senior debt, senior subordinated debt and junior subordinated debt.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2006, we closed a $700 million CDO issuance. As a condition to managing the CDO, we were required to invest $5.0 million in the residual or “equity” tranche of the CDO, which is the most subordinated tranche of securities issued by the CDO entity. As an investor in the residual tranche, our return correlates to the performance of the portfolio of high-yield investments comprising the CDO. Our exposure as an investor is limited solely to our aggregate investment in the CDO and we have no obligation, contingent or otherwise, that could require any further funding of the investment. The CDO is considered a variable interest entity under FIN 46 but we were not required to consolidate the CDO entity as we were not considered the primary beneficiary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2006. For additional information, refer to “Management’s Discussion and Analysis - Quantitative and Qualitative Disclosures About Market Risks” of the Ameriprise Financial, Inc. 2005 Annual Report to Shareholders filed as Exhibit 13 to our Annual Report on Form 10-K filed with the SEC on March 8,  2006.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2006.

Changes in Internal Control over Financial Reporting

American Express Company (“American Express”) has historically provided a variety of corporate and other support services for our company, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal, procurement and other services. American Express continues to provide us with some of these services pursuant to a transition services agreement for a transition period of up to two years following the Distribution. For the quarter ended December 31, 2005, we noted that many of these services performed by American Express had an impact on our financial reporting processes, which we considered a material change in our internal control over financial reporting. Since the quarter ended December 31, 2005, our company has increased the staffing of its accounting and reporting functions and has taken steps to perform these functions on a basis independent from American Express. We consider this reduction in reliance on American Express to perform accounting and financial reporting related services a material change in our internal control over financial reporting.

Other than the changes mentioned above, no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This report contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those described in these forward-looking statements. We have made various forward-looking statements in this report. Examples of such forward-looking statements include:

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

The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from such statements. Such factors include, but are not limited to:

•      the impact of the separation from American Express;

•      our ability to establish our new brands;

•      our capital structure as a stand-alone company, including our ratings and indebtedness, and limitations on our subsidiaries to pay dividends;

•      changes in the interest rate and equity market environments;

•      changes in the regulatory environment, including ongoing legal proceedings and regulatory actions;

•      our investment management performance;

•      effects of competition in the financial services industry and changes in our product distribution mix and distribution channels;

•      risks of default by issuers of investments we own or by counterparties to derivative or reinsurance arrangements;

•      experience deviations from our assumptions regarding morbidity, mortality and persistency in certain of our annuity and insurance products; and

•      general economic and political factors, including consumer confidence in the economy.

The foregoing list of factors should be read in conjunction with our “Risk Factors” discussion included as Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 8, 2006. These lists of factors are not exhaustive. There may also be other risks that we are unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

The information set forth in Note 11 to Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

Item 1A.   Risk Factors

There have been no material changes in the risk factors provided in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 8, 2006.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors authorized a 2 million share repurchase program in January 2006. This authorization is effective until the end of 2006. In March 2006, our Board of Directors authorized an additional expenditure for up to $750 million to repurchase shares of our common stock through the end of March 2008. These share repurchase programs do not require the purchase of any minimum number of shares, and depending on market conditions and factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under these share repurchase programs may be made in the open market, through block trades or other means. We currently intend to fund these share repurchases through existing working capital, future earnings and other customary financing methods.

The following table presents the total number of shares purchased during the first quarter of 2006, the average price paid per share, the total number of shares purchased as part of publicly announced repurchase programs and the maximum number or approximate dollar value of shares that may yet be purchased pursuant to the share repurchase programs.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum Number/Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1 - 31, 2006
Share repurchase program (1)	—	—	—	2,000,000
Employee transactions (3)	5,643	N/A	N/A	N/A
Employee transactions (4)	340,222	$43.05	N/A	N/A

February 1 - 28, 2006
Share repurchase program (1)	—	—	—	2,000,000
Employee transactions (3)	22,623	N/A	N/A	N/A
Employee transactions (4)	16,933	$46.21	N/A	N/A

March 1 - 31, 2006
Share repurchase program (1)	2,000,000	$42.91	2,000,000	—
Share repurchase program (2)	4,400,000	$42.91	4,400,000	$561,196,000
Employee transactions (3)	20,530	N/A	N/A	N/A
Employee transactions (4)	216	$43.30	N/A	N/A

(1)	Pursuant to the share repurchase program announced January 26, 2006, for the purchase of up to 2 million shares of our common stock, expiring on December 31, 2006.
(2)	Pursuant to the share repurchase program announced March 29, 2006, for the purchase of up to $750 million worth of our common stock, expiring on March 31, 2008.
(3)	Restricted shares forfeited and held in treasury for reissuance under the Ameriprise 2005 Incentive Compensation Plan (“2005 ICP”).
(4)

Restricted shares withheld (pursuant to the terms of awards under the 2005 ICP) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The 2005 ICP provides that the value of the shares withheld shall be the average of the high and low prices of common stock of Ameriprise Financial, Inc. on the date the relevant transaction occurs.

Item 6.      Exhibits

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: May 8, 2006	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date: May 8, 2006	By	/s/ David K. Stewart
David K. Stewart
Senior Vice President and
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Pursuant to the rules and regulations of the Securities and Exchange Commission, Ameriprise Financial, Inc. has filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in Ameriprise Financial, Inc.’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe Ameriprise Financial, Inc.’s actual state of affairs at the date hereof and should not be relied upon.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q. The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference.

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

Other instruments defining rights of holders of long-term debt securities of the registrant are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The registrant agrees to furnish copies of these instruments to the SEC upon request.

10.1	2006 Annual Incentive Awards (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on March 21, 2006).

10.2

Stock Purchase and Sale Agreement, dated as of March 29, 2006, by and among Warren E. Buffet, Berkshire Hathaway Inc. and Ameriprise Financial, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, File No. 1-32525, filed on March 30, 2006).

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

E-1