Form 10-Q
period 2006-06-30
AMERIPRISE FINANCIAL INC
filed 2006-08-08
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Former name, former address and former fiscal year, if changed since last report     Not Applicable

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☐            No           ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2006
Common Stock (par value $.01 per share)	243,757,817 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Management, financial advice and service fees	$721	$632	$1,431	$1,240
Distribution fees	325	289	626	577
Net investment income	522	558	1,096	1,106
Premiums	229	279	449	549
Other revenues	256	137	400	270
Total revenues	2,053	1,895	4,002	3,742

Expenses
Compensation and benefits	766	651	1,505	1,292
Interest credited to account values	307	328	631	639
Benefits, claims, losses and settlement expenses	225	238	452	456
Amortization of deferred acquisition costs	153	134	281	270
Interest and debt expense	28	19	51	36
Separation costs	84	56	151	76
Other expenses	304	278	554	536
Total expenses	1,867	1,704	3,625	3,305

Income before income tax provision and discontinued operations	186	191	377	437
Income tax provision	45	42	91	113
Income before discontinued operations	141	149	286	324
Income from discontinued operations, net of tax	—	6	—	14
Net income	$141	$155	$286	$338

Basic Earnings per Common Share
Income before discontinued operations	$0.57	$0.61	$1.15	$1.32
Income from discontinued operations, net of tax	—	0.02	—	0.05
Net income	$0.57	$0.63	$1.15	$1.37

Diluted Earnings per Common Share
Income before discontinued operations	$0.57	$0.61	$1.14	$1.32
Income from discontinued operations, net of tax	—	0.02	—	0.05
Net income	$0.57	$0.63	$1.14	$1.37

Weighted average common shares outstanding:
Basic	246.3	246.2	249.3	246.2
Diluted	248.0	246.2	250.8	246.2

Cash dividends declared per common share	$0.11	$—	$0.22	$—

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Cash and cash equivalents	$2,101	$2,474
Investments	37,027	39,100
Receivables	2,441	2,172
Deferred acquisition costs	4,342	4,182
Separate account assets	45,751	41,561
Restricted and segregated cash	1,002	1,067
Other assets	3,385	2,565
Total assets	$96,049	$93,121

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$31,546	$32,731
Investment certificate reserves	4,863	5,649
Accounts payable and accrued expenses	2,975	2,780
Debt	2,419	1,833
Separate account liabilities	45,751	41,561
Other liabilities	1,260	880
Total liabilities	88,814	85,434

Shareholders’ Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 252,102,473 and 249,998,206, respectively)	3	2
Additional paid-in capital	4,254	4,091
Retained earnings	3,976	3,745
Treasury shares, at cost (8,026,951 and 122,652 shares, respectively)	(332)	—
Accumulated other comprehensive loss, net of tax	(666)	(151)
Total shareholders’ equity	7,235	7,687
Total liabilities and shareholders’ equity	$96,049	$93,121

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six Months Ended
	June 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$286	$338
Less: Income from discontinued operations, net of tax	—	14
Income before discontinued operations	286	324
Adjustments to reconcile income before discontinued operations to net cash provided by operating activities:
Amortization of deferred acquisition and sales inducement costs	304	290
Capitalization of deferred acquisition and sales inducement costs	(428)	(388)
Depreciation and amortization	97	83
Deferred income taxes	(36)	33
Share-based compensation	56	22
Excess tax benefits from share-based compensation	(16)	—
Net realized investment gains	(10)	(56)
Other-than-temporary impairments and provision for loan losses	1	2
Premium and discount amortization on Available-for-Sale and other securities	63	85
Changes in operating assets and liabilities:
Segregated cash	154	(43)
Trading securities and equity method investments in hedge funds, net	27	137
Future policy benefits and claims, net	44	13
Receivables	(268)	(296)
Other assets, other liabilities, accounts payable and accrued expenses, net	262	190
Net cash provided by operating activities	536	396

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	1,185	2,311
Maturities, sinking fund payments and calls	1,696	2,164
Purchases	(1,770)	(4,792)
Open securities transactions payable and receivable, net	35	194
Proceeds from sales and maturities of mortgage loans on real estate	241	280
Funding of mortgage loans on real estate	(183)	(192)
Proceeds from sales of other investments	71	107
Purchase of other investments	(101)	(96)
Purchase of land, buildings, equipment and software	(68)	(54)
Proceeds from sale of land, buildings, equipment and other	66	—
Change in restricted cash	1	338
Other, net	(3)	—
Net cash provided by investing activities	1,170	260

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(in millions)

	Six Months Ended
	June 30,
	2006	2005
Cash Flows from Financing Activities
Investment certificates:
Payments from certificate owners	849	1,909
Interest credited to account values	97	86
Certificate maturities and cash surrenders	(1,731)	(1,402)
Policyholder and contractholder account values:
Consideration received	652	884
Interest credited to account values	534	553
Surrenders and death benefits	(2,398)	(1,579)
Proceeds from issuance of debt, net of issuance costs	516	—
Principal repayments of debt	(83)	(11)
Payable to American Express, net	—	19
Capital transactions with American Express, net	—	19
Repurchase of common shares	(332)	—
Dividends paid to shareholders	(55)	—
Exercise of stock options	10	—
Excess tax benefits from share-based compensation	16	—
Customer deposits and other, net	(167)	(54)
Net cash provided by (used in) financing activities	(2,092)	424

Cash Flows from Discontinued Operations
Net cash used in operating activities	—	(1)
Net cash provided by investing activities	—	30
Net cash provided by financing activities	—	331
Net cash provided by discontinued operations	—	360

Effect of exchange rate changes on cash	13	(8)
Net increase (decrease) in cash and cash equivalents	(373)	1,432
Cash and cash equivalents at beginning of period	2,474	1,078
Cash and cash equivalents at end of period	$2,101	$2,510

Cash and cash equivalents of discontinued operations included above:
At beginning of period	$—	$54
At end of period	$—	$414

Supplemental Disclosures:
Interest paid	$52	$45
Income taxes paid, net	$137	$142

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(in millions, except share amounts)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2004	100	$—	$2,907	$3,415	$—	$380	$6,702
Comprehensive income:
Net income	—	—	—	338	—	—	338
Unrealized holding losses on securities, net	—	—	—	—	—	(49)	(49)
Unrealized derivative losses, net	—	—	—	—	—	(12)	(12)
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)
Total comprehensive income	—	—	—	—	—	—	272
Capital transactions with American Express, net	—	—	19	—	—	—	19
Balances at June 30, 2005	100	$—	$2,926	$3,753	$—	$314	$6,993

Balances at December 31, 2005	249,875,554	$2	$4,091	$3,745	$—	$(151)	$7,687
Comprehensive loss:
Net income	—	—	—	286	—	—	286
Unrealized holding losses on securities, net	—	—	—	—	—	(518)	(518)
Foreign currency translation adjustment	—	—	—	—	—	3	3
Total comprehensive loss	—	—	—	—	—	—	(229)
Dividends paid to shareholders	—	—	—	(55)	—	—	(55)
Treasury shares	(7,904,299)	—	—	—	(332)	—	(332)
Share-based compensation plans	2,104,267	1	163	—	—	—	164
Balances at June 30, 2006	244,075,522	$3	$4,254	$3,976	$(332)	$(666)	$7,235

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Ameriprise Financial, Inc. (“Ameriprise Financial”), companies in which it directly or indirectly has a controlling financial interest, variable interest entities in which it is the primary beneficiary and certain limited partnerships for which it is the general partner (collectively, the “Company”). All material intercompany transactions and balances between or among Ameriprise Financial and its subsidiaries and affiliates have been eliminated in consolidation. Ameriprise Financial is a holding company which primarily conducts business through its subsidiaries to provide financial planning, products and services that are designed to offer solutions for its clients’ asset accumulation, income and protection needs.

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes which are incorporated by reference in the Annual Report on Form 10-K of Ameriprise Financial, Inc. for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2006.

Certain reclassifications of prior period amounts have been made to conform to the current presentation. Additionally, all share and per share information for the three months and six months ended June 30, 2005 have been retroactively adjusted for the stock split of the Company’s common shares as of September 30, 2005 into 246.2 million common shares. The Company also revised the presentation of its previously reported segment data for the three months and six months ended June 30, 2005 to conform to the segment reporting changes implemented by the Company as of January 1, 2006.

On February 1, 2005, the American Express Company (“American Express”) Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the “Separation”) through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the separation of Ameriprise Financial and the distribution of Ameriprise Financial common shares to American Express shareholders (the “Distribution”). Prior to the Distribution, Ameriprise Financial had been a wholly owned subsidiary of American Express. For the periods preceding the Distribution, Ameriprise Financial prepared its Consolidated Financial Statements as if it had been a stand-alone company. In the preparation of the Consolidated Financial Statements for the periods preceding the Distribution, Ameriprise Financial made certain allocations of expenses that its management believed to be a reasonable reflection of costs it would have otherwise incurred as a stand-alone company but were paid by American Express.

2.              Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to recognize and measure a tax position taken or expected to be taken in a tax return. The first step is to determine whether a tax position has met the more-likely-than-not recognition threshold and the second step is to measure a tax position that meets the threshold to determine the amount of benefit to recognize. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on the Company’s consolidated results of operations and financial condition.

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.”  SFAS No. 155 improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. It also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of SFAS No. 155 on the Company’s consolidated results of

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.              Recent Accounting Pronouncements (continued)

operations and financial condition.

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.”  SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company is currently evaluating the impact of SOP 05-1 on the Company’s consolidated results of operations and financial condition.

In June 2005, the FASB approved Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides guidance on whether a partnership should be consolidated by one of its partners. EITF 04-5 was effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements were modified after June 29, 2005. For general partners in all other limited partnerships, this guidance was effective no later than January 1, 2006. The adoption of EITF 04-5 resulted in the consolidation of certain limited partnerships for which the Company is the general partner. The effect of this consolidation as of January 1, 2006 was a net increase in total assets and total liabilities of $427 million, consisting of $14 million of investments (net of $153 million of investments as of December 31, 2005 previously accounted for under the equity method), $89 million of restricted cash, $324 million of other assets, $291 million of other liabilities and $136 million of non-recourse debt. The adoption of EITF 04-5 had no net effect on consolidated net income.

3.              Separation and Distribution from American Express and Discontinued Operations

American Express has historically provided a variety of corporate and other support services for the Company, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal, procurement and other services. Following the Distribution, American Express continued to provide the Company with many of these services pursuant to transition services agreements for periods of up to two years or more, if extended by mutual agreement of the Company and American Express. The Company has terminated or will terminate a particular service after it has completed the procurement of the designated service through arrangements with third parties or through the Company’s own employees.

The Company has incurred significant non-recurring separation costs as a result of the Distribution. These costs have primarily included advisor and employee retention program costs, costs associated with establishing the Ameriprise Financial brand and costs to separate and reestablish the Company’s technology platforms.

Effective July 1, 2005, the Company’s subsidiary, AMEX Assurance Company (“AMEX Assurance”), ceded 100% of its travel insurance and card related business offered to American Express customers to an American Express subsidiary for an arm’s length ceding fee. The Company entered into an agreement to sell the AMEX Assurance legal entity to a subsidiary of American Express within two years after the Distribution for a fixed price equal to the net book value of AMEX Assurance as of the Distribution or approximately $115 million. These transactions created a variable interest entity under GAAP for which the Company is not the primary beneficiary. Accordingly, the Company deconsolidated AMEX Assurance for GAAP purposes as of September 30, 2005.

Effective August 1, 2005, the Company transferred its 50% ownership interest and the related assets and liabilities of its subsidiary, American Express International Deposit Company (“AEIDC”), to American Express for $164 million through a non-cash dividend equal to the net book value excluding $26 million of net unrealized investment losses of AEIDC. In connection with the AEIDC transfer, American Express paid the Company a $164 million capital contribution. The results of operations and cash flows of AEIDC in 2005 are shown as discontinued operations in the accompanying Consolidated Financial Statements. The discontinued operations of AEIDC included revenues and pretax income of $71 million and $9 million, respectively, for the three months ended June 30, 2005 and $141 million and $22 million, respectively, for the six months ended June 30, 2005.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.            Investments

The following is a summary of investments for the periods indicated:

	June 30, 2006	December 31, 2005
	(in millions)
Available-for-Sale securities, at fair value	$32,187	$34,217
Mortgage loans on real estate, net	3,089	3,146
Trading securities, at fair value and equity method investments in hedge funds	666	676
Policy loans	633	616
Other investments	452	445
Total	$37,027	$39,100

The Company began consolidating certain limited partnerships as a result of its adoption of EITF 04-5 as of January 1, 2006. The fair value of trading securities of certain of these consolidated limited partnerships was $181 million at June 30, 2006 and was $167 million as of January 1, 2006. At December 31, 2005, prior to the Company’s adoption of EITF 04-5, the fair value of trading securities under the equity method related to these limited partnerships was $153 million.

The following is a summary of Available-for-Sale securities by type for the periods indicated:

June 30, 2006	Amortized Cost	Gross Unrealized Investment Gains	Gross Unrealized Investment Losses	Fair Value
	(in millions)
Corporate debt securities	$18,076	$122	$(709)	$17,489
Mortgage and other asset-backed securities	13,230	19	(451)	12,798
Structured investments	40	—	—	40
State and municipal obligations	978	12	(18)	972
U.S. government and agencies obligations	376	10	(11)	375
Foreign government bonds and obligations	118	10	—	128
Common and preferred stocks	52	4	—	56
Other debt	329	—	—	329
Total	$33,199	$177	$(1,189)	$32,187

December 31, 2005	Amortized Cost	Gross Unrealized Investment Gains	Gross Unrealized Investment Losses	Fair Value
	(in millions)
Corporate debt securities	$18,632	$291	$(300)	$18,623
Mortgage and other asset-backed securities	14,071	50	(211)	13,910
Structured investments	37	—	—	37
State and municipal obligations	879	23	(5)	897
U.S. government and agencies obligations	377	17	(7)	387
Foreign government bonds and obligations	128	17	—	145
Common and preferred stocks	11	3	—	14
Other debt	204	—	—	204
Total	$34,339	$401	$(523)	$34,217

The majority of the gross unrealized investment losses related to corporate debt securities and substantially all of the gross unrealized investment losses related to mortgage and other asset-backed securities was attributable to changes in interest rates. A portion of the gross unrealized investment losses, particularly related to corporate debt securities, was also attributable to credit spreads and specific issuer credit events.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.            Investments (Continued)

Gross realized investment gains and losses on Available-for-Sale securities and other-than-temporary impairments on Available-for-Sale securities included in net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Gross realized investment gains	$11	$81	$23	$93
Gross realized investment losses	(5)	(28)	(13)	(37)
Other-than-temporary impairments	—	—	(1)	(1)

5.              Debt

Debt was as follows:

	Outstanding Balance		Stated Interest Rate
	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
	(in millions)
Junior subordinated notes due 2066	$500	$—	7.5%	—%
Senior notes due 2010	800	800	5.4	5.4
Senior notes due 2015	700	700	5.7	5.7
Medium-term notes due 2006	—	50	—	6.6
Floating rate revolving credit borrowings	165	—	5.6	—
Fixed and floating rate notes due 2011:
Floating rate senior notes	117	151	5.9	5.2
Fixed rate notes	83	79	8.6	8.6
Fixed rate senior notes	46	46	7.2	7.2
Fixed rate notes	8	7	13.3	13.3
Total	$2,419	$1,833

On May 26, 2006, the Company issued $500 million of unsecured junior subordinated notes and incurred debt issuance costs of $6 million. For the initial ten-year period, the notes carry a fixed interest rate of 7.518% payable semi-annually in arrears on June 1 and December 1. From June 1, 2016 until the maturity date, interest on the notes will accrue at an annual rate equal to the three-month LIBOR plus a margin equal to 290.5 basis points, payable quarterly in arrears. The Company has the option to defer interest payments, subject to certain limitations. In addition, interest payments are mandatorily deferred if the Company does not meet specified capital adequacy, net income and shareholders’ equity levels. Upon an optional or mandatory deferral, the Company is subject to certain restrictions on dividends or distributions related to its capital stock, as well as payments of principal, interest or guarantees related to debt securities issued by the Company or its subsidiaries that rank equally with or junior to the junior subordinated notes. The junior subordinated notes mature June 1, 2066. The Company may redeem the notes, in whole or in part, on or after June 1, 2016 at the par redemption amount specified in the indenture agreement, as amended, provided that if the notes are not redeemed in whole, at least $50 million aggregate principal amount of the notes (excluding any notes held by the Company or any of its affiliates) remains outstanding after the redemption. Prior to June 1, 2016, the Company may redeem the notes in whole but not in part at any time at the make-whole redemption amount specified in the indenture agreement, as amended. The net proceeds from the issuance were for general corporate purposes.

In June 2005, the Company entered into interest rate swap agreements totaling $1.5 billion which qualified as cash flow hedges related to planned debt offerings. In November 2005, the Company issued $1.5 billion of senior notes and terminated the swap agreements. The related gain on the swap agreements of $71 million was recorded to accumulated other comprehensive income and is being amortized as a reduction to interest expense over the period in which the hedged cash flows are expected to occur. Considering the impact of the hedge credits, the effective interest rates on the senior notes due 2010 and 2015 are 4.8% and 5.2%, respectively.

The Company began consolidating certain limited partnerships, including certain property fund limited partnerships, as a result of its adoption of EITF 04-5 as of January 1, 2006. The property funds of these limited partnerships are managed by the Company’s subsidiary, Threadneedle Asset Management Holdings Ltd. The floating rate revolving credit borrowings at June 30, 2006 are non-recourse debt related to the property funds. The debt will be extinguished with the cash flows from the sale of the

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.              Debt (Continued)

investments held within the partnerships, with $93 million of the debt due in 2009 and $72 million of the debt due in 2011. Additionally, this debt is hedged using interest rate swaps which effectively convert the floating rates to a fixed rate.

The fixed and floating rate notes due 2011 are non-recourse debt of a consolidated variable interest entity, or collateralized debt obligation (“CDO”). The debt will be extinguished from the cash flows of the investments held within the portfolio of the CDO, which assets are held for the benefit of the CDO debt holders. The related interest expense on these notes is reflected in net investment income on the Consolidated Statements of Income.

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

For the three months and six months ended June 30, 2006, the Company recognized expense of $32 million and $56 million, respectively, related to awards under its 2005 ICP. For the three months and six months ended June 30, 2005, the Company recognized expense of $8 million and $22 million, respectively, related to American Express stock options and American Express restricted stock awards granted to the Company’s employees. In addition, the Company recognized separation costs of $22 million and $36 million during the three months and six months ended June 30, 2005, respectively, related to a 2005 advisor retention and incentive bonus program. The bonuses earned under this program through December 31, 2005 were converted to 2.0 million share-based awards effective as of the vesting date of January 1, 2006.

As of June 30, 2006, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 ICP was $188 million. That cost is expected to be recognized over a weighted-average period of 2.6 years. Pursuant to the 2005 ICP, restricted shares that are forfeited or, at the holder’s option, are withheld to offset tax withholding obligations that occur upon vesting and release of restricted shares, are recorded as treasury shares. At June 30, 2006 and December 31, 2005, treasury shares held for reissuance under the 2005 ICP were 620,918 shares and 107,504 shares, respectively.

7.              Income Taxes

The Company’s effective tax rates were 24.3% and 24.2% for the three months and six months ended June 30, 2006, respectively. The Company’s effective tax rates on income before discontinued operations for the three months and six months ended June 30, 2005 were 21.5% and 25.9%, respectively. The effective tax rate for the three months ended June 30, 2006, was impacted by $5 million of non-tax deductible charges. The effective tax rates for the three months and six months ended June 30, 2005 reflect $3 million in tax benefits related to an IRS audit of prior year tax returns. The lower effective tax rate for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily reflects the levels of pretax income compared to tax advantaged items in each period. In addition, the effective tax rates for the six months ended June 30, 2006 and 2005 were impacted by the levels of non-tax deductible charges in each period.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses realized for tax return purposes and capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Deferred tax assets at June 30, 2006 included $231 million in capital loss carryforwards that expire December 31, 2009. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.              Income Taxes (continued)

to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets was established as of June 30, 2006 and December 31, 2005.

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

8.              Earnings per Common Share

The computations of basic and diluted earnings per share for the three months and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions, except per share amounts)
Numerator:
Income before discontinued operations	$141	$149	$286	$324
Income from discontinued operations, net of tax	—	6	—	14
Net income	$141	$155	$286	$338

Denominator:
Basic: Weighted average common shares outstanding	246.3	246.2	249.3	246.2
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.7	—	1.5	—
Diluted: Weighted average common shares outstanding	248.0	246.2	250.8	246.2

Basic EPS:
Income before discontinued operations	$0.57	$0.61	$1.15	$1.32
Income from discontinued operations, net of tax	—	0.02	—	0.05
Net income	$0.57	$0.63	$1.15	$1.37

Diluted EPS:
Income before discontinued operations	$0.57	$0.61	$1.14	$1.32
Income from discontinued operations, net of tax	—	0.02	—	0.05
Net income	$0.57	$0.63	$1.14	$1.37

Basic weighted average shares for the three months and six months ended June 30, 2006 include 1.9 million and 2.0 million, respectively, of vested, nonforfeitable restricted stock units and 3.9 million and 3.9 million, respectively, of nonvested, restricted stock awards that are forfeitable but receive dividends. Potentially dilutive securities include nonqualified stock options and other share-based awards. The Company had no dilutive shares outstanding for the three months and six months ended June 30, 2005, because all share-based compensation was granted on American Express common shares until September 30, 2005. Under the EBA, all American Express stock options and restricted stock awards held by the Company’s employees which were not vested on or before December 31, 2005 were substituted with an award based on the Company’s common stock.

9.              Segment Information

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.              Segment Information (continued)

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

The AA&I segment offers products and services, both the Company’s and other companies’, to help the Company’s retail clients address identified financial objectives related to asset accumulation and income management. Products and services in this segment are related to financial advice services, asset management, brokerage and banking, and include mutual funds, wrap accounts, variable and fixed annuities, brokerage accounts and investment certificates. This operating segment also serves institutional clients by providing investment management services in separately managed accounts, sub-advisory, alternative investments and 401(k) markets. The Company earns revenues in this segment primarily through fees it receives based on managed assets and annuity separate account assets. These fees are impacted by both market movements and net asset flows. The Company also earns net investment income on owned assets, principally supporting fixed annuity account balances and other annuity and certificate business, and distribution fees on sales of mutual funds and other products. This segment includes the results of SAFC, which through its operating subsidiary, Securities America, Inc. (“SAI”), operates its own separately branded distribution network.

The Protection segment offers a variety of protection products, both the Company’s and other companies’, including life, disability income, long term care and auto and home insurance to address the identified protection and risk management needs of the Company’s retail clients. The Company earns revenues in this operating segment primarily through premiums, fees and charges that the Company receives to assume insurance-related risk, fees the Company receives on variable universal life separate account assets, and net investment income on owned assets, principally supporting fixed variable universal life/universal life account balances and other insurance business.

The Corporate segment consists of income derived from financial planning fees, corporate level assets and unallocated corporate expenses. This segment also includes non-recurring costs associated with the Company’s separation from American Express.

The following is a summary of assets by segment:

	June 30,	December 31,
	2006	2005
	(in millions)
Asset Accumulation and Income	$76,066	$75,382
Protection	16,189	14,492
Corporate and Other	3,794	3,247
Total assets	$96,049	$93,121

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.              Segment Information (continued)

The following is a summary of segment revenues, pretax segment income (loss) and reconciliation to consolidated income before income tax provision and discontinued operations and consolidated net income:

Three Months Ended June 30,	Asset Accumulation and Income	Protection	Corporate and Other	Eliminations	Consolidated
	(in millions)
2006
Revenue from external customers	$1,488	$491	$74	$—	$2,053
Intersegment revenue	5	5	—	(10)	—
Total revenues	$1,493	$496	$74	$(10)	$2,053
Income (loss) before income tax provision	$222	$92	$(128)	$—	186
Income tax provision					45
Net income					$141

2005
Revenue from external customers	$1,323	$518	$54	$—	$1,895
Intersegment revenue	1	5	—	(6)	—
Total revenues	$1,324	$523	$54	$(6)	$1,895
Income (loss) before income tax provision and discontinued operations	$171	$130	$(110)	$—	191
Income tax provision					42
Income before discontinued operations					149
Income from discontinued operations, net of tax					6
Net income					$155

Six Months Ended June 30,	Asset Accumulation and Income	Protection	Corporate and Other	Eliminations	Consolidated
	(in millions)
2006
Revenue from external customers	$2, 906	$958	$138	$—	$4,002
Intersegment revenue	9	11	—	(20)	—
Total revenues	$2,915	$969	$138	$(20)	$4,002
Income (loss) before income tax provision	$450	$166	$(239)	$—	377
Income tax provision					91
Net income					$286

2005
Revenue from external customers	$2,622	$1,021	$99	$—	$3,742
Intersegment revenue	1	10	1	(12)	—
Total revenues	$2,623	$1,031	$100	$(12)	$3,742
Income (loss) before income tax provision and discontinued operations	$345	$243	$(151)	$—	437
Income tax provision					113
Income before discontinued operations					324
Income from discontinued operations, net of tax					14
Net income					$338

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.       Contingencies

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

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. The Company from time to time receives requests for information from, and has been subject to examination or investigation by, the SEC, National Association of Securities Dealers, Inc. (“NASD”) and various other regulatory authorities concerning its business activities and practices, including:  sales and product or service features of, or disclosures pertaining to, financial plans, its mutual funds, annuities, insurance products and brokerage services; non-cash compensation paid to its financial advisors; supervision of its financial advisors; operational and data privacy issues; and sales of, or brokerage or revenue sharing practices relating to, other companies’ real estate investment trust shares, mutual fund shares or other investment products.

Other open regulatory matters relate, among other things, to the portability (or network transferability) of the Company’s RiverSource mutual funds, the suitability of product recommendations made to retail financial planning clients and net capital and reserve calculations and other financial rules pertaining to brokerage practices. The Company has also received a number of inquiries in connection with its notification of the theft of a laptop computer containing certain client and financial advisor information. These open matters relate to the activities of various Ameriprise Financial legal entities, including Ameriprise Financial Services, Inc. (formerly known as “American Express Financial Advisors Inc.” or “AEFA”), American Enterprise Investment Services, Inc. (its clearing broker-dealer subsidiary) and SAI. The number of regulatory reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including the Company. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

On May 15, 2006, a NASD panel issued a decision regarding customer claims relating to suitability, disclosures, supervision and certain other sales practices in an arbitration proceeding captioned Wayland Adams et al vs. David McFadden and Securities America, Inc. The arbitrators ruled against SAI, and awarded the plaintiffs approximately $20 million plus interest. In this regard, the Company has received notification from the staff of the NASD indicating that the staff is considering recommending that the NASD bring an enforcement action in connection with the matters that are subject of the arbitration proceeding. SAI has filed a motion to vacate the award.

In March 2006, a purported class action captioned Maddox, et al. v. Ameriprise Financial, Inc. (Case No. BC349215) was filed in the Superior Court of California, County of Los Angeles. The suit alleges that certain present and former employee advisors in California are entitled to overtime pay and other wages and that the Company made wrongful deductions from their wages. Following the filing of the action, the plaintiffs voluntarily withdrew their claims and the action was dismissed.

In March 2006, a lawsuit captioned Good, et al. v. Ameriprise Financial, Inc. et al. (Case No. 00-cv-01027) was filed in the United States District Court for the District of Minnesota. The lawsuit has been brought as a putative class action and plaintiffs purport to represent all of the Company’s advisors who sold shares of REITs and tax credit limited partnerships

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.       Contingencies (continued)

between March 22, 2000 and March 2006. Plaintiffs seek unspecified compensatory and restitutionary damages as well as injunctive relief, alleging that the Company incorrectly calculated commissions owed advisors for the sale of these products. The Company has moved to dismiss certain claims in the complaint.

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.  Related Party Transactions

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

Berkshire Hathaway Inc. (“Berkshire”) and subsidiaries owned approximately 12% of the Company’s common stock at December 31, 2005. On March 29, 2006, the Company entered into a Stock Purchase and Sale Agreement with Warren E. Buffet and Berkshire to repurchase 6.4 million shares of the Company’s common stock. The repurchase was completed on March 29, 2006 at a price per share equal to the March 29, 2006 closing price of $42.91 and reduced Berkshire’s ownership of the Company’s common stock to approximately 9.8% of common shares then outstanding. The Company or its subsidiaries may engage in reinsurance or other commercial transactions with Berkshire or its subsidiaries and pay or receive fees in these transactions. The Company does not believe that these transactions are material to it or to Berkshire.

The Company has entered into various transactions with American Express in the normal course of business. The Company earned approximately $4 million and $6 million during the three months and six months ended June 30, 2005, respectively, in revenues from American Express. During the three months and six months ended June 30, 2005, the Company received approximately $9 million and $18 million, respectively, of reimbursements from American Express for the Company’s participation in certain corporate initiatives. As a result of the Separation, the Company determined it appropriate to reflect the reimbursements as a capital contribution rather than reductions to expense amounts.

12.       Common Share Repurchases

In January 2006, the Company’s Board of Directors authorized the repurchase of up to 2 million shares of common stock of the Company. In March 2006, the Company’s Board of Directors authorized the expenditure of up to $750 million for the repurchase of shares of the Company’s common stock through March 31, 2008. During the six months ended June 30, 2006, the Company repurchased a total of 7.4 million shares of its common stock under these programs for an aggregate cost of $316 million. As of June 30, 2006, the Company had purchased all shares under the January 2006 authorization and has $520 million remaining under the March 2006 authorization.

The Company may also reacquire shares of its common stock under its 2005 ICP related to restricted stock awards. Restricted shares that are forfeited before the vesting period has lapsed are recorded as treasury shares. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations. These vested restricted shares reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. During the six months ended June 30, 2006, the restricted shares forfeited under the 2005 ICP and recorded as treasury shares were 0.1 million shares. During the six months ended June 30, 2006, the Company reacquired 0.4 million shares of common stock through the surrender of restricted shares upon vesting and paid in the aggregate $16 million related to the holders’ income tax obligations on the vesting date.

13.       Sale of Defined Contribution Recordkeeping Business

On June 1, 2006, the Company completed the sale of its defined contribution recordkeeping business for $66 million. The Company incurred $30 million of related expenses in connection with the sale, which included a write-down of capitalized software development costs of $17 million and severance costs of $12 million. The administered assets transferred in connection with this sale were approximately $17 billion. The Company continues to manage approximately $13 billion of defined contribution assets.

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

Overview

We are a leading financial planning and services company with more than 12,000 financial advisors and registered representatives that provide solutions for clients’ asset accumulation, income management and insurance protection needs. Our financial advisors deliver tailored solutions to clients through a comprehensive and personalized financial planning approach built on a long-term relationship with a knowledgeable advisor. We focus on meeting the retirement-related financial needs of the mass affluent. We also offer asset management products and services to institutional clients. We have two main operating segments:  Asset Accumulation and Income (“AA&I”) and Protection, as well as a Corporate and Other (“Corporate”) segment. Our two main operating segments are aligned with the financial solutions we offer to address our clients’ needs. The products and services we provide retail customers, and to a lesser extent, institutional customers, are the primary source of our revenues and net income. Revenues and net income are significantly impacted by the relative investment performance and the total value and composition of assets we manage and administer for our retail and institutional clients. These factors, in turn, are largely determined by overall investment market performance and the depth and breadth of our individual client relationships.

It is our management’s priority to increase shareholder value over a multi-year horizon by achieving our financial targets, on average and over time. We measure progress against these goals excluding the impact of our separation from American Express Company (“American Express”), specifically, discontinued operations, non-recurring separation costs and AMEX Assurance Company (“AMEX Assurance”). Our financial targets are:

•                  Annual revenue growth of 6 to 8 percent,

•                  Annual net income growth of 10 to 13 percent, and

•                  Return on average equity of 12 to 15 percent.

Our revenues in the second quarter of 2006 were $2.1 billion, an increase of 13% over the same period last year after excluding $76 million of AMEX Assurance revenues from the prior year, reflecting solid growth in retail client activity. Income before discontinued operations excluding non-recurring separation costs and AMEX Assurance rose 22% to $195 million in the second quarter of 2006 from $160 million in the second quarter of 2005. Adjusted return on equity for the trailing twelve months ended June 30, 2006 was 10.7% compared to adjusted return on equity of 10.2% for the year ended December 31, 2005.

We continue to focus on meeting the financial needs and aspirations of the mass affluent – individuals with $100,000 to $1 million in investable assets – through a financial planning relationship. Our mass affluent clients, those individuals with $100,000 or more in invested assets or comparable product values with us, as of June 30, 2006 increased 8% over June 30, 2005. A significant portion of these new mass affluent clients joined us through a financial planning relationship.

Gross dealer concession (“GDC”) per branded advisor, an internal measure of advisor productivity, increased by 14% for the second quarter of 2006 over the second quarter of last year, reflecting a 12% increase in branded advisor cash sales combined with continued strong net flows into advisor managed wrap accounts. Our annual franchisee advisor retention as of June 30, 2006 remained high at 91% and is consistent with the annual retention rates as of the end of the previous four quarterly periods.

Our owned, managed and administered assets increased to $427.9 billion at June 30, 2006, an increase of 4% from June 30, 2005. Administered assets at June 30, 2006 reflect the sale of our defined contribution recordkeeping business. The related administered assets transferred as a result of the sale were $17 billion at March 31, 2006 and were $14 billion at June 30, 2005.  Owned and managed assets of $365.2 billion increased 8% over June 30, 2005 asset levels. This improvement in assets reflects strong net flows in wrap and variable annuity accounts. While we continue to experience net outflows in RiverSource Funds, the amount of net outflows narrowed to $1.0 billion during the second quarter of 2006 from $2.5 billion in the second quarter of 2005 due to both increased sales and lower redemptions.

Significant Factors Affecting our Results of Operations and Financial Condition

Share Repurchase

In March 2006, our Board of Directors authorized the expenditure of up to $750 million for the repurchase of shares of our common stock through the end of March 2008. This authorization was in addition to a Board authorization in January 2006 to repurchase up to 2 million shares by the end of 2006. Through June 30, 2006, we have purchased 7.4 million shares under these programs for an aggregate cost of $316 million. As of June 30, 2006, we had purchased all shares under the January 2006 authorization and have $520 million remaining under the March 2006 authorization.

New Financing Arrangement

On May 26, 2006, we issued $500 million principal amount of junior subordinated notes due 2066 (“junior notes”). These junior notes carry a fixed interest rate of 7.518% for the first 10 years and a variable interest rate thereafter. These junior notes receive at least a 75% equity credit by the majority of our credit rating agencies for purposes of their calculation of our debt to total capital ratio. The net proceeds from the issuance were for general corporate purposes.

Sale of our Defined Contribution Recordkeeping Business

We completed the sale of our defined contribution recordkeeping business during the second quarter of 2006 which added $66 million to total revenues during the quarter and generated a net gain of $36 million. The administered assets transferred in connection with this sale were approximately $17 billion. Although these transferred assets generated approximately $60 million in annual revenue, we will also experience expense savings related to this sale and do not anticipate a material impact on pretax income. We continue to manage investments of approximately $13 billion of defined contribution assets.

Separation from American Express

Our separation from American Express resulted in specifically identifiable impacts to our consolidated results of operations and financial condition.

Separation and Distribution

On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in our company (the “Separation”) through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the separation of our company and the distribution of our common shares to American Express shareholders (the “Distribution”). Prior to the Distribution, we had been a wholly owned subsidiary of American Express.

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

Non-recurring Separation Costs

Since the Separation announcement through June 30, 2006, we have incurred $444 million of pretax non-recurring separation costs, and expect to incur a total of approximately $875 million. These costs have primarily included advisor and employee retention program costs, costs associated with establishing the Ameriprise Financial brand and costs to separate and reestablish our technology platforms. In addition to non-recurring separation costs, we have incurred higher ongoing expenses associated with establishing ourselves as an independent company.

Transfer of Businesses

Effective August 1, 2005, we transferred our 50% ownership interest and the related assets and liabilities of our subsidiary, American Express International Deposit Company (“AEIDC”) to American Express. The results of operations and cash flows of AEIDC are classified as discontinued operations. Effective September 30, 2005, we entered into an agreement to sell our interest in the AMEX Assurance legal entity to American Express within two years after the Distribution for approximately $115 million. This transaction, combined with the ceding of all travel insurance and card related business to American Express effective July 1, 2005, created a variable interest entity for which we are not the primary beneficiary. Accordingly, we deconsolidated AMEX Assurance as of September 30, 2005.

Services and Operations Provided by American Express

American Express has historically provided to us a variety of corporate and other support services, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal, procurement and other services. Following the Distribution, American Express has continued to provide us with many of these services pursuant to transition services agreements for periods of up to two years or more, if extended by mutual agreement between us and American Express. We have terminated or will terminate a particular service after we have completed the procurement of the designated service through arrangements with third parties or through our own employees. Other than technology-related expenses, we currently expect that the aggregate costs we will pay to American Express under the transition services agreements for continuing services and the costs for establishing or procuring the services that have historically been provided to us by American Express will not significantly differ from the amounts reflected in our historical Consolidated Financial Statements.

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

Non-GAAP Financial Information

We follow accounting principles generally accepted in the United States (“GAAP”). The accompanying discussion includes information on both a GAAP and non-GAAP adjusted basis. The non-GAAP presentation in this report excludes items that are a direct result of the separation from American Express, which consist of discontinued operations, AMEX Assurance and non-recurring separation costs. Our non-GAAP financial measures, which we view as important indicators of financial performance, include:

•                  Revenues excluding AMEX Assurance;

•                  Adjusted earnings (adjusted to exclude AMEX Assurance and non-recurring separation costs);

•                  Consolidated revenues, expenses, income before income tax provision and discontinued operations, income tax provision, income before discontinued operations and net income excluding AMEX Assurance;

•                  Income before discontinued operations excluding non-recurring separation costs and AMEX Assurance;

•                  Tax benefit attributable to separation costs;

•                  Separation costs, after-tax;

•                  AMEX Assurance net income;

•                  Protection segment revenues, expenses and pretax income excluding AMEX Assurance; and

•                  Return on average equity excluding the impact of the separation, or adjusted return on equity, using as the numerator adjusted earnings and as the denominator average equity excluding both the assets and liabilities of discontinued operations and equity allocated to expected future non-recurring separation costs as of the last preceding four quarters and the current quarter.

Management believes that the presentation of these non-GAAP financial measures excluding these specific income statement impacts best reflects the underlying performance of our ongoing operations and facilitates a more meaningful trend analysis. These non-GAAP measures are also used for goal setting, determining certain compensation related to our annual incentive award program and evaluating our performance on a basis comparable to that used by securities analysts.

Results of Operations

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

Fluctuations in our owned, managed and administered assets impact our revenues. Our owned, managed and administered assets are impacted by market movements and net flows of client assets. Net flows of client assets are a measure of new sales of, or deposits into, our products offset by redemptions of, or withdrawals from, our products. Net flows can have a significant impact on our results of operations due to their impact on our revenues and expenses. During the second quarter of 2006, we had positive net flows in our financial advisor-managed assets of $1.9 billion in Ameriprise Financial wrap accounts and $0.8 billion in SAI wrap accounts, and had $1.3 billion in positive net flows in our owned RiverSource variable annuity assets. These assets have had positive net flows over the last four quarters. We had net outflows during the second quarter of 2006 in our retail managed RiverSource mutual funds of $1.0 billion and in our owned certificate and fixed annuity assets of $1.3 billion, reflecting a continued trend of net outflows over the last four quarters in these assets. We expect to continue to experience net outflows in RiverSource funds in 2007.

The following table presents information regarding our owned assets, which are included in our Consolidated Balance Sheets, and our managed and administered assets, which are not recorded on our Consolidated Balance Sheets:

	June 30,
Owned, Managed and Administered Assets	2006	2005	% Change
	(in billions)
Owned Assets
Separate accounts	$45.8	$37.4	22%
Investments	37.0	40.2	(8)
Other(1)	6.3	6.2	2
Total owned assets	89.1	83.8	6
Managed Assets
Managed Assets-Retail
RiverSource mutual funds	56.8	59.9	(5)
Threadneedle mutual funds	18.8	16.0	18
Ameriprise Financial wrap account assets	56.7	42.7	33
Securities America, Inc. wrap account assets	9.8	6.1	61
Total managed assets-retail	142.1	124.7	14
Managed Assets-Institutional
RiverSource separately managed accounts/sub-advisory	27.3	29.1	(6)
Threadneedle separately managed accounts/sub-advisory	105.8	99.2	7
Total managed assets-institutional	133.1	128.3	4
Managed Assets-Retirement Services
RiverSource collective funds	10.6	11.3	(6)
Managed Assets-Eliminations(2)	(9.7)	(8.5)	14
Total managed assets	276.1	255.8	8
Administered Assets(3)	62.7	71.1	(12)

Total Owned, Managed and Administered Assets	$427.9	$410.7	4

(1)             Includes cash and cash equivalents, restricted and segregated cash, receivables and certain items included in other assets.

(2)             Includes eliminations from managed assets for owned assets invested in our managed products and separately managed accounts and among managed assets for RiverSource mutual fund assets sub-advised by Threadneedle Asset Management Holdings Ltd. (“Threadneedle”).

(3)             Administered assets at June 30, 2005 included $14 billion of administered assets that were transferred as a result of the sale of our defined contribution recordkeeping business.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Consolidated

The following tables present our consolidated results of operations for the three months ended June 30, 2006 and 2005 and the impact of the deconsolidation of AMEX Assurance effective September 30, 2005 discussed previously:

	Three Months Ended June 30,		Change		AMEX Assurance Three Months Ended June 30,	Change Excluding AMEX Assurance
(in millions)	2006	2005	$	%	2005	$	%
	(unaudited)
Revenues
Management, financial advice and service fees	$721	$632	$89	14%	$1	$90	14%
Distribution fees	325	289	36	12	—	36	12
Net investment income	522	558	(36)	(6)	3	(33)	(6)
Premiums	229	279	(50)	(18)	71	21	10
Other revenues	256	137	119	87	1	120	88
Total revenues	2,053	1,895	158	8	76	234	13

Expenses
Compensation and benefits:
Field	436	371	65	18	1	66	18
Non-field	330	280	50	18	—	50	18
Total compensation and benefits	766	651	115	18	1	116	18
Interest credited to account values	307	328	(21)	(6)	—	(21)	(6)
Benefits, claims, losses and settlement expenses	225	238	(13)	(5)	20	7	3
Amortization of deferred acquisition costs	153	134	19	14	9	28	22
Interest and debt expense	28	19	9	47	—	9	47
Separation costs	84	56	28	50	—	28	50
Other expenses	304	278	26	9	7	33	12
Total expenses	1,867	1,704	163	10	37	200	12
Income before income tax provision and discontinued operations	186	191	(5)	(3)	39	34	22
Income tax provision	45	42	3	7	13	16	55
Income before discontinued operations	141	149	(8)	(5)	26	18	15
Income from discontinued operations, net of tax	—	6	(6)	#	—	(6)	#
Net income	$141	$155	$(14)	(9)	$26	$12	9

#                     Variance of 100% or greater.

The following non-GAAP measures are referred to in the accompanying discussion:

	Three Months Ended June 30,		Change
Non-GAAP Financial Measures (in millions)	2006	2005	$	%
Tax benefit attributable to separation costs	$30	$19	$11	58%
Separation costs, after-tax	54	37	17	46
AMEX Assurance net income	—	26	(26)	#
Income before discontinued operations excluding non- recurring separation costs and AMEX Assurance	195	160	35	22

#                     Variance of 100% or greater.

Overall

Consolidated net income for the three months ended June 30, 2006 was $141 million, down $8 million from income before discontinued operations of $149 million for the three months ended June 30, 2005. Income before discontinued operations excluding non-recurring separation costs and AMEX Assurance rose $35 million for the three months ended June 30, 2006 compared to the prior year period, reflecting solid growth in retail client activity, which resulted in higher management fees, distribution fees and premiums.

Revenues

Management, financial advice and service fees for the three months ended June 30, 2006 increased $89 million, or 14%, compared to the three months ended June 30, 2005, primarily due to the revenue growth in our AA&I segment as a result of strong net flows into wrap accounts and RiverSource variable annuity products, as well as market appreciation.

Distribution fees in the second quarter of 2006 rose $36 million, or 12%, compared to the second quarter of 2005 primarily as a result of strong brokerage activity and advisor productivity levels in our AA&I segment.

Net investment income for the three months ended June 30, 2006 decreased $36 million from the same period in 2005. Lower asset balances in our certificate and fixed annuity products contributed to the decline in net investment income. Net realized investment gains for the second quarter of 2006 declined $51 million to $6 million from a gain of $57 million in the second quarter of 2005. The majority of the gain in the prior year quarter was the result of the sale of our retained interests in a collateralized debt obligation (“CDO”) securitization trust. Derivatives economically hedging equity indexed annuities, stock market certificates and Guaranteed Minimum Withdrawal Benefit (“GMWB”) riders on certain variable annuities realized $15 million more in net losses than in the second quarter of 2005. These hedge related losses were primarily offset in the interest credited to account values and benefits, claims, losses and settlement expense line items, where applicable. These negative impacts were partially offset by a net increase of $36 million in net investment income comprised of net gains on trading securities, equity method investments in hedge funds and lower losses related to other derivatives.

Premiums in the second quarter of 2006 declined by $50 million, or 18%, compared to the same period in 2005. Excluding AMEX Assurance premiums of $71 million from the second quarter of 2005, premiums increased by $21 million in the second quarter of 2006, primarily as a result of strong growth in auto and home insurance premiums.

Other revenues for the three months ended June 30, 2006 increased $119 million, or 87%, compared to the same period in 2005. Other revenues in the second quarter of 2006 included $66 million from the sale of our defined contribution recordkeeping business and $28 million of revenues related to certain property fund limited partnerships managed by Threadneedle that are being consolidated beginning in 2006 in accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). We also recognized an offsetting $28 million of additional expense for the second quarter of 2006 related to these consolidated property fund limited partnerships, including $25 million recorded on the other expenses line item and $3 million of interest expense. Other revenues in the second quarter of 2006 also reflected $18 million from recognizing previously deferred cost of insurance revenues.

Expenses

Compensation and benefits–field in the second quarter of 2006 increased $65 million, or 18%, compared with the same quarter in 2005, reflecting higher commissions paid driven by strong sales activity and higher advisor assets under management.

Compensation and benefits–non-field for the three months ended June 30, 2006 increased $50 million, or 18%, compared to the same period in 2005.  During the second quarter of 2006, we recorded $16 million of severance and other costs related to the sale of our defined contribution recordkeeping business and $11 million of other severance, primarily related to our ongoing reengineering initiatives to improve efficiencies in our business. On a segment reporting basis, these severance and other costs are reflected in other expenses of the AA&I and Corporate segments, respectively. The remainder of the increase was attributable to an increase of $17 million in management incentives as well as higher costs associated with being an independent company.

Interest credited to account values in the second quarter of 2006 decreased $21 million, or 6%, compared with the same period in 2005, primarily due to declining fixed annuity and certificate balances.

Benefits, claims, losses and settlement expenses in the second quarter of 2006 decreased $13 million, or 5%, compared to the second quarter of 2005. Excluding $20 million of AMEX Assurance expense from the second quarter of 2005, benefits, claims, losses and settlement expenses increased $7 million, or 3%, which included a net increase of $16 million related to our Protection segment and a net decrease of $9 million related to our AA&I segment.

Amortization of deferred acquisition costs (“DAC”) in the second quarter of 2006 increased $19 million, or 14%, from the second quarter of last year.  Excluding $9 million of AMEX Assurance expense from the second quarter of 2005, DAC amortization increased $28 million, or 22%, primarily due to an adjustment to DAC balances related to auto and home insurance.

Interest and debt expense for the three months ended June 30, 2006 reflects $4 million of interest on the junior subordinated notes we issued on May 26, 2006.  Also included in interest and debt expense in the second quarter of 2006 was $3 million of interest expense on non-recourse debt of the consolidated property fund limited partnerships.

Separation costs increased $28 million, or 50%, in the second quarter of 2006 compared to the second quarter of 2005. This increase was primarily attributable to higher marketing and rebranding spending and technology related costs, partially offset by lower costs related to employee and advisor retention. We began to incur separation costs in February 2005 following the announcement of the Separation. Separation costs steadily increased throughout 2005, and were the highest in the third and fourth quarters of 2005, the quarterly periods immediately preceding and following the Distribution. We have estimated that we will incur approximately $875 million in total pretax separation costs. Since the announcement of the Separation, we have incurred total separation costs of $444 million.

Other expenses for the second quarter of 2006 increased $26 million, or 9%, compared to the second quarter of 2005. Excluding $7 million of other expenses of AMEX Assurance from the second quarter of 2005, other expenses in the second quarter of 2006 increased $33 million, or 12%, compared with the second quarter of 2005. Other expense in the second quarter of 2006 included $14 million of expense, primarily write-down of capitalized software, associated with the sale of our defined contribution recordkeeping business and $25 million of expense of the consolidated property fund limited partnerships. We record legal and regulatory costs in other expenses. For the three months ended June 30, 2006 and 2005, these costs were $32 million and $35 million, respectively.

Income Taxes

Our effective tax rate was 24.3% for the three months ended June 30, 2006 compared to 21.5% for the three months ended June 30, 2005. Our effective tax rate for the second quarter of 2006 was impacted by $5 million of non-tax deductible charges. The effective tax rate for the second quarter of 2005 reflects $3 million in tax benefits related to an IRS audit of prior year tax returns.

Segments

The following tables present summary financial information by segment and a reconciliation to consolidated totals for the periods indicated:

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
	(in millions) (unaudited)	Percent Share of Total	(in millions) (unaudited)	Percent Share of Total
Total revenues
Asset Accumulation and Income	$1,493	73%	$1,324	70%
Protection	496	24	523	27
Corporate and Other	74	4	54	3
Eliminations	(10)	(1)	(6)	—
Consolidated total revenues	$2,053	100%	$1,895	100%

Total expenses
Asset Accumulation and Income	$1,271	68%	$1,153	68%
Protection	404	22	393	23
Corporate and Other	202	11	164	9
Eliminations	(10)	(1)	(6)	—
Consolidated total expenses	$1,867	100%	$1,704	100%

Pretax segment income (loss)
Asset Accumulation and Income	$222	119%	$171	90%
Protection	92	50	130	68
Corporate and Other	(128)	(69)	(110)	(58)
Consolidated income before income tax provision and discontinued operations	$186	100%	$191	100%

Asset Accumulation and Income

The following table presents financial information for our AA&I segment:

	Three Months Ended June 30,		Change
(in millions)	2006	2005	$	%

Revenues
Management, financial advice and service fees	$654	$554	$100	18%
Distribution fees	297	261	36	14
Net investment income	427	484	(57)	(12)
Other revenues	115	25	90	#
Total revenues	1,493	1,324	169	13
Expenses
Compensation and benefits-field	376	310	66	21
Interest credited to account values	271	292	(21)	(7)
Benefits, claims, losses and settlement expenses	12	21	(9)	(43)
Amortization of deferred acquisition costs	91	89	2	2
Interest and debt expense	5	—	5	#
Other expenses	516	441	75	17
Total expenses	1,271	1,153	118	10
Pretax segment income	$222	$171	$51	30

#                     Variance of 100% or greater.

Overall

Our AA&I segment results were led by continued improvements in our brokerage business which were driven by strong wrap net flows and other brokerage activity. We also experienced strong net flows in our variable annuity products while our certificate and fixed annuity products and our RiverSource Funds continued to experience net outflows.

Revenues

Management, financial advice and service fees increased primarily as a result of strong net flows into wrap accounts and variable annuities and market appreciation, offset slightly by a decline in fees due to net outflows in RiverSource mutual funds. Our brokerage business had an increase in management, financial advice and service fees of $67 million driven by the net increases in Ameriprise Financial and SAI wrap account assets of 33% and 61%, respectively, since June 30, 2005. These increases in wrap account assets drove up Ameriprise Financial and SAI wrap fees by $44 million and $13 million, respectively, over the second quarter of 2005. The growth in SAI wrap assets was attributable to a 15% increase in SAI’s sales force since June 30, 2005. Management, financial advice and service fees related to variable annuities increased $33 million and were driven by higher levels of owned assets related to variable annuity products, which increased 24% to $36.7 billion over June 30, 2005.

Distribution fees in the second quarter of 2006 rose $36 million, or 14%, compared with the second quarter of 2005 primarily as a result of strong brokerage activity and advisor productivity levels.  Managed assets increased 8% due to strong net flows and market appreciation in wrap accounts, while GDC for this segment increased 16% over the prior year. The increased retail brokerage activity was partially offset by lower fees due to lower loads on RiverSource mutual funds.

Net investment income decreased $57 million in the second quarter of 2006 compared to the same quarter in the prior year.  This decrease was primarily attributable to lower fixed annuity and certificate account balances, a $31 million decline in net realized investment gains and a net decline of $15 million in derivatives economically hedging equity indexed annuities, stock market certificates and GMWB riders on certain variable annuities. Each of the hedge related fluctuations was primarily offset in the interest credited to account values and benefits, claims, losses and settlement expense line items, where applicable.  These declines were partially offset by higher income from hedge fund investments and lower losses related to other derivatives.

Other revenues in the second quarter of 2006 included $66 million from the sale of our defined contribution recordkeeping business and $28 million related to the consolidated property fund limited partnerships. The expenses related to the sale of our defined contribution recordkeeping business and the consolidated property fund limited partnerships are primarily reflected in other expenses.

Expenses

The majority of the increase in compensation and benefits-field was attributable to the compensation associated with the increases in cash sales and wrap account assets.

The decrease in interest credited to account values of $21 million, or 7%, for second quarter of 2006 compared with the prior year quarter was primarily attributable to fixed annuities.  Declines in fixed annuity balances during the current quarter led to a decrease of $10 million in interest credited, while lower rates and other items caused a decrease of $8 million in interest credited.

The decrease in benefits, claims, losses and settlement expenses for the second quarter of 2006 was primarily attributable to our variable annuity business, which included lower GMWB/Guaranteed Minimum Accumulation Benefit (“GMAB”) costs of $19 million, partially offset by higher Guaranteed Minimum Death Benefit (“GMDB”)/Guaranteed Minimum Income Benefit (“GMIB”) costs of $5 million as well as higher sales inducement costs.

Amortization of DAC in the second quarter of 2006 increased $2 million compared to the same period in 2005, reflecting an increase of $11 million related to variable annuities, offset by a decrease of $8 million related to proprietary funds.  Continued strong growth in variable annuity business and the associated DAC balance, along with less favorable equity market performance, resulted in increased DAC amortization. The decline in DAC amortization related to proprietary funds was attributable to a lower proprietary mutual fund DAC balance and lower redemption write-offs.

Other expenses, which primarily reflect allocated corporate and support function costs, included $30 million of costs associated with the sale of our defined contribution recordkeeping business and $25 million related to the consolidated property fund limited partnerships discussed previously.

Protection

The following table presents financial information for our Protection segment for the periods indicated and the impact of the deconsolidation of AMEX Assurance effective September 30, 2005 discussed previously:

	Three Months Ended June 30,		Change		AMEX Assurance Three Months Ended June 30,	Change Excluding AMEX Assurance
(in millions)	2006	2005	$	%	2005	$	%
Revenues
Management, financial advice and service fees	$19	$16	$3	19%	$1	$4	27%
Distribution fees	27	27	—	—	—	—	—
Net investment income	86	88	(2)	(2)	3	1	1
Premiums	234	285	(51)	(18)	71	20	9
Other revenues	130	107	23	21	1	24	23
Total revenues	496	523	(27)	(5)	76	49	11

Expenses
Compensation and benefits-field	22	21	1	5	1	2	10
Interest credited to account values	36	36	—	—	—	—	—
Benefits, claims, losses and settlement expenses	213	217	(4)	(2)	20	16	8
Amortization of deferred acquisition costs	62	45	17	38	9	26	72
Other expenses	71	74	(3)	(4)	7	4	6
Total expenses	404	393	11	3	37	48	13
Pretax segment income	$92	$130	$(38)	(29)	$39	$1	1

Overall

While pretax segment income for the second quarter of 2006 declined $38 million from the second quarter of 2005, pretax segment income excluding AMEX Assurance increased $1 million over the second quarter of 2005. We continued to gain market share in the auto and home insurance business as a result of our Costco alliance.  Auto and home insurance polices in force generated through this alliance were up 17% at June 30, 2006 compared to June 30, 2005. We also continued to experience growth in our variable universal life (“VUL”) and universal life (“UL”) products.  Insurance in force on VUL/UL products at June 30, 2006 increased 6% over June 30, 2005.

Revenues

The increase in management, financial advice and service fees was driven by the growth in separate account assets underlying the VUL products.

Net investment income for the second quarter of 2006 declined $2 million from the second quarter of 2005. Excluding AMEX Assurance, investment income increased $1 million. Net investment income was positively impacted by increased assets and capital supporting the growth of auto and home and VUL/UL businesses and higher income from hedge fund investments, offset by a decline in net realized investment gains of $7 million.

Premiums decreased $51 million for the second quarter of 2006 compared to the same period of the prior year. Premiums excluding AMEX Assurance increased $20 million, or 9%, and were driven by solid growth in auto and home insurance premiums, reflecting continued growth through our alliance with Costco. At June 30, 2006, total auto and home policies in force generated through our Costco alliance were 17% above last year.

The increase in other revenues for the second quarter of 2006 compared to the prior year quarter was attributable to the VUL/UL products. The recognition of previously deferred cost of insurance revenues added $18 million, while other VUL/UL revenue growth, primarily volume-related, generated $6 million of additional revenue.

Expenses

Benefits, claims, losses and settlement expenses for the second quarter of 2006 decreased $4 million, or 2%, compared to the second quarter of 2005. Excluding AMEX Assurance, these expenses rose $16 million, or 8%. We recognized $7 million of additional claims expense in connection with the recognition of previously deferred cost of insurance revenues and had higher expenses relative to the prior year quarter in disability income and long term care insurance due to higher claims, and in auto and home insurance as a result of the growth in this product.  These increases in expenses were partially offset by a $12 million reduction to reserves related to auto and home insurance. These reserves were reduced to reflect an improving loss ratio relative to accident years 2004 and 2005.

Amortization of DAC for the second quarter of 2006 increased by $17 million, or 38%, compared to the second quarter of 2005. Excluding AMEX Assurance, amortization of DAC increased $26 million, or 72%. This increase was primarily attributable to an adjustment of $28 million to DAC balances related to auto and home insurance products. In connection with recognizing the deferred cost of insurance revenues, the related claim liabilities and other outstanding claim liabilities were included in the calculation of estimated gross profits for VUL/UL resulting in a $5 million reduction to DAC amortization.

Other expenses for the second quarter of 2006 decreased $3 million, or 4%, compared to the second quarter of 2005, while excluding AMEX Assurance, other expenses increased $4 million, or 6%. This increase is primarily attributable to the growth in the auto and home insurance business.

Corporate and Other

The following table presents financial information for our Corporate segment for the periods indicated:

	Three Months Ended June 30,		Change
(in millions)	2006	2005	$	%
Revenues
Management, financial advice and service fees	$51	$62	$(11)	(18)%
Distribution fees	1	1	—	—
Net investment income (loss)	11	(14)	25	#
Other revenues	11	5	6	#
Total revenues	74	54	20	37
Expenses
Compensation and benefits-field	43	46	(3)	(7)
Interest and debt expense	25	19	6	32
Separation costs	84	56	28	50
Other expenses	50	43	7	16
Total expenses	202	164	38	23
Pretax segment loss	$(128)	$(110)	$(18)	(16)

#                     Variance of 100% or greater.

Overall

The Corporate pretax segment loss for the second quarter of 2006 increased $18 million, or 16%, compared to the second quarter of 2005. The Corporate pretax segment loss before separation costs for the three months ended June 30, 2006 and 2005 was $44 million and $54 million, respectively.

Revenues

Management, financial advice and service fees for the second quarter of 2006 decreased $11 million, or 18%, from the prior year quarter due to a decline in management fees related to variable interest entities, primarily CDOs, and a net decline of $3 million in financial planning fees.

Net investment income (loss) improved $25 million to $11 million for the second quarter of 2006 compared to a loss of $14 million for the second quarter of 2005. This improvement was driven by higher average invested assets, primarily related to the capital contribution from American Express prior to the Distribution and a decrease in losses on derivatives. These increases to investment income were partially offset by a decrease in net realized investment gains of $13 million.

Expenses

Total expenses for the three months ended June 30, 2006 increased $38 million, or 23%, compared to the three months ended June 30, 2005. Total expenses before separation costs were $118 million, an increase of $10 million from the same period in 2005.

Most of the interest expense on debt is charged to the Corporate segment. Interest and debt expense for the three months ended June 30, 2006 reflects $4 million of interest on the junior subordinated notes we issued on May 26, 2006.

We allocate all separation costs to the Corporate segment. As discussed previously, the increase in separation costs for the second quarter of 2006 compared to the second quarter of 2005 was primarily attributable to higher marketing and rebranding spending and technology related costs, partially offset by lower costs related to employee and advisor retention.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Consolidated

The following tables present our consolidated results of operations for the six months ended June 30, 2006 and 2005 and the impact of the deconsolidation of AMEX Assurance effective September 30, 2005 discussed previously:

	Six Months Ended June 30,		Change		AMEX Assurance Six Months Ended June 30,	Change Excluding AMEX Assurance
(in millions)	2006	2005	$	%	2005	$	%
	(unaudited)
Revenues
Management, financial advice and service fees	$1,431	$1,240	$191	15%	$2	$193	16%
Distribution fees	626	577	49	8	—	49	8
Net investment income	1,096	1,106	(10)	(1)	6	(4)	—
Premiums	449	549	(100)	(18)	142	42	10
Other revenues	400	270	130	48	—	130	48
Total revenues	4,002	3,742	260	7	150	410	11

Expenses
Compensation and benefits:
Field	859	733	126	17	2	128	18
Non-field	646	559	87	16	—	87	16
Total compensation and benefits	1,505	1,292	213	16	2	215	17
Interest credited to account values	631	639	(8)	(1)	—	(8)	(1)
Benefits, claims, losses and settlement expenses	452	456	(4)	(1)	39	35	8
Amortization of deferred acquisition costs	281	270	11	4	17	28	11
Interest and debt expense	51	36	15	42	—	15	42
Separation costs	151	76	75	99	—	75	99
Other expenses	554	536	18	3	13	31	6
Total expenses	3,625	3,305	320	10	71	391	12
Income before income tax provision and discontinued operations	377	437	(60)	(14)	79	19	5
Income tax provision	91	113	(22)	(19)	26	4	5
Income before discontinued operations	286	324	(38)	(12)	53	15	6
Income from discontinued operations, net of tax	—	14	(14)	#	—	(14)	#
Net income	$286	$338	$(52)	(15)	$53	$1	—

#                     Variance of 100% or greater.

The following non-GAAP measures are referred to in the accompanying discussion:

	Six Months Ended June 30,		Change
Non-GAAP Financial Measures (in millions)	2006	2005	$	%
Tax benefit attributable to separation costs	$53	$26	$27	#
Separation costs, after-tax	98	50	48	96%
AMEX Assurance net income	—	53	(53)	#
Income before discontinued operations excluding non-recurring separation costs and AMEX Assurance	384	321	63	20

#                     Variance of 100% or greater.

Overall

Consolidated net income for the six months ended June 30, 2006 was $286 million, down $38 million from income before discontinued operations of $324 million for the six months ended June 30, 2005. Income before discontinued operations excluding non-recurring separation costs and AMEX Assurance rose $63 million to $384 million for the six months ended June 30, 2006 from $321 million for the six months ended June 30, 2005 and was primarily attributable to strong performance in our AA&I segment.  Pretax segment income in the AA&I segment for the first six months of 2006 increased $105 million, or 30%, compared to the first six months of 2005.

Revenues

Management, financial advice and service fees for the six months ended June 30, 2006 increased $191 million, or 15%, compared to the six months ended June 30, 2005, nearly all of which was attributable to our AA&I segment. By product, management, financial advice and service fees increased $145 million in brokerage, banking and other, driven by higher average wrap fee assets, and $60 million in variable annuities due to higher average assets.

Distribution fees for the first half of 2006 increased $49 million, or 8%, compared to the first half of 2005, primarily driven by strong brokerage activity and advisor productivity levels in our AA&I segment.

Net investment income decreased $10 million for the six months ended June 30, 2006 compared to the same period in 2005. Net investment income was negatively impacted by a decrease in net realized investment gains of $57 million, a net decrease to investment income of $9 million from derivatives economically hedging equity indexed annuities, stock market certificates and GMWB riders on certain variable annuities and a decrease in investment income as a result of lower certificate and fixed annuity balances. The hedge related losses were primarily offset in the interest credited to account values and benefits, claims, losses and settlement expense line items, where applicable. These negative impacts were partially offset by an increase of $54 million in net investment income comprised of net gains on trading securities, equity method investments in hedge funds and lower losses related to other derivatives.

Premiums declined by $100 million, or 18%, for the six months ended June 30, 2006 compared to the same period in 2005. When $142 million of AMEX Assurance premiums are excluded from the 2005 period, premiums increased by $42 million, or 10%, of which $36 million related to auto and home insurance and $7 million related to disability income and long term care insurance.

Other revenues increased $130 million, or 48%, to $400 million for the six months ended June 30, 2006 compared to the same period in 2005. Other revenues in the first half of 2006 include $66 million from the sale of our defined contribution recordkeeping business and $31 million of revenues related to the consolidated property fund limited partnerships. We also recognized an offsetting $31 million of additional expense for the first half of 2006 related to these consolidated property fund limited partnerships, including $27 million recorded on the other expenses line item and $4 million of interest expense. Other revenues in the first half of 2006 also reflect $18 million from recognizing previously deferred cost of insurance revenues.

Expenses

Compensation and benefits–field increased $126 million, or 17%, for the six months ended June 30, 2006 compared to the same period in 2005, reflecting higher commissions paid as a result of the revenue growth and an increase in advisor assets under management.

Compensation and benefits–non-field increased $87 million, or 16%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. During the first half of 2006, we recorded $16 million of severance and other costs related to the sale of our defined contribution recordkeeping business, $11 million of severance costs primarily related to our technology functions and $11 million of other severance, primarily related to our ongoing reengineering initiatives to improve efficiencies in our business. The remainder of the increase was attributable to higher costs associated with being an independent company, including higher management and administration costs, and to a lesser extent, an increase of $19 million in management incentives.

Interest credited to account values decreased $8 million, or 1%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, reflecting a decrease related to annuities of $25 million partially offset by an increase of $12 million on investment certificates primarily driven by a higher short-term interest rate environment.

Benefits, claims, losses and settlement expenses for the six months ended June 30, 2006 decreased $4 million, or 1%, compared to the first half of 2005. Excluding $39 million of AMEX Assurance expense from the first half of 2005, benefits, claims, losses and settlement expenses increased $35 million, or 8%, reflecting a net increase of $43 million related to our Protection segment and a net decrease of $8 million related to our AA&I segment.

Amortization of DAC in the first half of 2006 increased $11 million, or 4%, from the same period of last year.  Excluding $17 million of AMEX Assurance expense from the first half of 2005, DAC amortization increased $28 million, or 11%. DAC amortization in the first half of 2006 includes an adjustment to DAC balances of $28 million related to auto and home insurance.

Interest and debt expense for the six months ended June 30, 2006 increased by $15 million compared to the six months ended June 30, 2005. Interest and debt expense in the first half of 2006 reflects $4 million of interest on the junior subordinated notes we issued on May 26, 2006.  Also included in interest and debt expense for the 2006 period is $4 million of interest expense on non-recourse debt of the consolidated property fund limited partnerships.  The balance of the increase in interest expense primarily relates to higher interest expense on the $1.5 billion senior notes in 2006 as compared to the interest expense on American Express debt of $1.6 billion in 2005.

Separation costs incurred during the first half of 2006 were $151 million pretax ($98 million after-tax) compared with pretax separation costs of $76 million ($50 million after-tax) in the first half of 2005. Separation costs incurred during the first half of 2006 primarily related to marketing and rebranding spending and technology costs, while separation costs in 2005 were primarily comprised of advisor and other retention programs which were in place through the end of 2005.

Other expenses for the six months ended June 30, 2006 increased $18 million, or 3%, from the same period of 2005. Excluding $13 million of other expenses of AMEX Assurance from the first half of 2005, other expenses in the first half of 2006 increased $31 million, or 6%, compared to the first half of 2005. Other expenses in the first half of 2006 included $14 million of expense, primarily the write-down of capitalized software, associated with the sale of our defined contribution recordkeeping business and $27 million of expense of the consolidated property fund limited partnerships. For the six months ended June 30, 2006 and 2005, other expenses included legal and regulatory costs of $43 million and $70 million, respectively.

Income Taxes

Our effective tax rate was 24.2% for the six months ended June 30, 2006 compared to 25.9% for the six months ended June 30, 2005. The lower effective tax rate for the six months ended June 30, 2006 compared to the same period in 2005 is primarily related to the levels of pretax income compared to tax advantaged items in each period. The effective tax rate for the first six months of 2005 was also impacted by higher non-tax deductible charges relative to the first six months of 2006, partially offset by $3 million in tax benefits related to an IRS audit of prior year tax returns.

Segments

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following tables present summary financial information by segment and a reconciliation to consolidated totals for the periods indicated:

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	(in millions) (unaudited)	Percent Share of Total	(in millions) (unaudited)	Percent Share of Total
Total revenues
Asset Accumulation and Income	$2,915	73%	$2,623	70%
Protection	969	24	1,031	28
Corporate and Other	138	3	100	2
Eliminations	(20)	—	(12)	—
Consolidated total revenues	$4,002	100%	$3,742	100%

Total expenses
Asset Accumulation and Income	$2,465	68%	$2,278	69%
Protection	803	22	788	24
Corporate and Other	377	10	251	7
Eliminations	(20)	—	(12)	—
Consolidated total expenses	$3,625	100%	$3,305	100%

Pretax segment income (loss)
Asset Accumulation and Income	$450	119%	$345	79%
Protection	166	44	243	56
Corporate and Other	(239)	(63)	(151)	(35)
Consolidated income before income tax provision and discontinued operations	$377	100%	$437	100%

Asset Accumulation and Income

The following table presents financial information for our AA&I segment:

	Six Months Ended June 30,		Change
(in millions)	2006	2005	$	%
Revenues
Management, financial advice and service fees	$1,300	$1,101	$199	18%
Distribution fees	570	523	47	9
Net investment income	902	957	(55)	(6)
Other revenues	143	42	101	#
Total revenues	2,915	2,623	292	11
Expenses
Compensation and benefits-field	742	619	123	20
Interest credited to account values	559	567	(8)	(1)
Benefits, claims, losses and settlement expenses	16	24	(8)	(33)
Amortization of deferred acquisition costs	178	181	(3)	(2)
Interest and debt expense	8	—	8	#
Other expenses	962	887	75	8
Total expenses	2,465	2,278	187	8
Pretax segment income	$450	$345	$105	30

#                     Variance of 100% or greater.

Overall

Pretax segment income for the six months ended June 30, 2006 was driven by the same general business trends as the second quarter.

Revenues

Management, financial advice and service fees for the first half of 2006 increased $199 million, or 18%, compared to the first half of 2005. Our brokerage business increased $145 million, or 52%, compared to the first six months of 2005, primarily driven by higher average wrap fee assets resulting from strong net flows into Ameriprise Financial and SAI wrap accounts. Management, financial advice and service fees related to our variable annuity products also increased $60 million, or 27%, for the first half of 2006 compared to the first half of 2005 due to strong net flows into these products.

Distribution fees in the first half of 2006 rose $47 million, or 9%, over the first half of 2005, substantially all of which was attributable to increased retail brokerage activity, primarily related to strong net flows in Ameriprise Financial and SAI wrap accounts.

Net investment income declined $55 million in the first half of 2006 compared to the same period in the prior year primarily as a result of a decrease of $37 million in net realized investment gains, a net decrease of $9 million as a result of the impact of options hedging stock market certificates, equity index annuities and GMWB riders on certain variable annuities, and a decrease in investment income as a result of lower certificate and fixed annuity balances. Each of the hedge related fluctuations was primarily offset in the interest credited to account values and benefits, claims, losses and settlement expense line items, where applicable. These negative impacts were partially offset by higher income from hedge fund investments and lower losses related to other derivatives.

Other revenues in the first half of 2006 include $66 million from the sale of our defined contribution recordkeeping business and $31 million related to certain consolidated property fund limited partnerships. The expenses related to the sale of our defined contribution recordkeeping business and the consolidated property fund limited partnerships are primarily reflected in other expenses.

Expenses

The 20% increase in compensation and benefits-field reflects higher commissions paid driven by strong sales activity and higher advisor assets under management.

Interest credited to account values for the first half of 2006 decreased $8 million, or 1%, compared to the first half of 2005. A decline in interest credited on fixed annuities of $26 million was partially offset by increases in interest credited of $12 million on investment certificates and $5 million on assets related to variable annuity products.

Benefits, claims, losses and settlement expenses for the first half of 2006 primarily reflect lower GMWB/GMAB costs of $35 million, partially offset by higher GMDB/GMIB costs of $16 million, higher sales inducement costs of $5 million and higher costs related to annuities of $5 million.

The decrease in amortization of DAC in the first half of 2006 compared to the same period in 2005 was attributable to a decrease of $15 million due to a lower proprietary mutual fund share DAC balance and lower redemption write-offs, partially offset by a $13 million increase in DAC amortization related to variable annuities as a result of continued strong product growth.

For the six months ended June 30, 2006, other expenses, which primarily reflect allocated corporate and support function costs, include $30 million of costs associated with the sale of our defined contribution recordkeeping business and $27 million related to the consolidated property fund limited partnerships discussed previously.

Protection

The following table presents financial information for our Protection segment for the periods indicated and the impact of the deconsolidation of AMEX Assurance effective September 30, 2005 discussed previously:

	Six Months Ended June 30,		Change		AMEX Assurance Six Months Ended June 30,	Change Excluding AMEX Assurance
(in millions)	2006	2005	$	%	2005	$	%
Revenues
Management, financial advice and service fees	$38	$32	$6	19%	$2	$8	27%
Distribution fees	55	54	1	2	—	1	2
Net investment income	175	171	4	2	6	10	6
Premiums	460	560	(100)	(18)	142	42	10
Other revenues	241	214	27	13	—	27	13
Total revenues	969	1,031	(62)	(6)	150	88	10

Expenses
Compensation and benefits-field	45	45	—	—	2	2	5
Interest credited to account values	72	72	—	—	—	—	—
Benefits, claims, losses and settlement expenses	436	432	4	1	39	43	11
Amortization of deferred acquisition costs	103	89	14	16	17	31	43
Other expenses	147	150	(3)	(2)	13	10	7
Total expenses	803	788	15	2	71	86	12
Pretax segment income	$166	$243	$(77)	(32)	$79	$2	1

Overall

Pretax segment income in the Protection segment decreased $77 million, or 32%, compared to the same period in 2005. Pretax segment income excluding AMEX Assurance increased $2 million, or 1%, over the first half of 2005.

Revenues

Management, financial advice and service fees for the first half of 2006 increased $6 million, or 19%, compared to the first half of 2005. This increase was primarily driven by growth in separate account assets underlying VUL products.

Net investment income for the six months ended June 30, 2006 increased $4 million compared to the six months ended June 30, 2005. Net investment income excluding AMEX Assurance increased $10 million, or 6%. Higher investment income related to higher capital supporting the growth of auto and home business and increased income from hedge fund investments was partially offset by a decline in net realized investment gains of $7 million.

Premiums for the first half of 2006 decreased $100 million, or 18%, compared to the same period of the prior year. Premiums excluding AMEX Assurance increased $42 million, or 10%, primarily driven by increases of $36 million in auto and home insurance and $7 million in disability income and long term care insurance.

Other revenues for the six months ended June 30, 2006 increased $27 million, or 13%, compared to the six months ended June 30, 2005, primarily related to VUL/UL products.  The recognition of previously deferred cost of insurance revenues related to VUL/UL insurance added $18 million to the 2006 period. The remainder of the revenue growth was primarily volume-related.

Expenses

Benefits, claims, losses and settlement expenses for the six months ended June 30, 2006 increased $4 million, or 1%, compared to the six months ended June 30, 2005. Excluding AMEX Assurance, these expenses rose $43 million, or 11%, primarily due to higher claims in disability income and long term care insurance and higher average auto and home insurance policies in-force.  In addition, we recognized $7 million of additional claims expense in connection with recognition of previously deferred cost of insurance revenues discussed previously. These increases to expense were partially offset by a $12 million reduction to reserves related to auto and home insurance to reflect an improving loss ratio relative to accident years 2004 and 2005.

Amortization of DAC for the first half of 2006 increased $14 million, or 16%, compared to the first half of 2005. Excluding AMEX Assurance, amortization of DAC increased $31 million, or 43%. This increase was primarily attributable to the $28 million adjustment to DAC balances related to auto and home insurance products. DAC amortization also increased as a result of an adjustment of $5 million to the unearned commission balance. In connection with recognizing the deferred cost of insurance revenues, the related claim liabilities and other outstanding claim liabilities were included in the calculation of estimated gross profits for VUL/UL resulting in a $5 million reduction to DAC amortization.

Other expenses for the first half of 2006 decreased $3 million, or 2%, from the first half of 2005. Other expenses excluding AMEX Assurance increased $10 million, or 7%. This increase is primarily attributable to increased costs to support the growth in the auto and home business.

Corporate and Other

The following table presents financial information for our Corporate segment for the periods indicated:

	Six Months Ended June 30,		Change
(in millions)	2006	2005	$	%
Revenues
Management, financial advice and service fees	$99	$107	$(8)	(7)%
Distribution fees	1	—	1	#
Net investment income (loss)	22	(22)	44	#
Other revenues	16	15	1	7
Total revenues	138	100	38	38
Expenses
Compensation and benefits-field	83	80	3	4
Interest and debt expense	46	36	10	28
Separation costs	151	76	75	99
Other expenses	97	59	38	64
Total expenses	377	251	126	50
Pretax segment loss	$(239)	$(151)	$(88)	(58)

#                     Variance of 100% or greater.

Overall

The Corporate pretax segment loss was $239 million for the six months ended June 30, 2006, compared to $151 million for the same period in 2005. The Corporate pretax segment loss before separation costs for the six months ended June 30, 2006 and 2005 was $88 million and $75 million, respectively.

Revenues

Net investment income (loss) for the first half of 2006 increased $44 million to income of $22 million compared to a loss of $22 million for the first half of 2005. This increase was driven by higher average invested assets and a decrease in losses on derivatives. These improvements to investment income were partially offset by a decrease in net realized investment gains of $13 million.

Expenses

Interest and debt expense for the six months ended June 30, 2006 includes $4 million of interest on the junior subordinated notes we issued on May 26, 2006. Also included in interest and debt expense for the first half of 2006 is $4 million of interest expense on non-recourse debt of the consolidated property fund limited partnerships.

Separation costs for the first half of 2006 increased by $75 million over the first half of 2005.  During the first half of 2006, separation costs were primarily comprised of marketing and rebranding spending and technology costs.  For the first half of 2005, separation costs were primarily related to advisor and other retention programs.

Other expenses in the first half of 2006 increased $38 million, or 64%, compared to the first half of 2005. During the first half of 2006, we incurred $22 million of severance costs, of which $11 million was primarily related to our ongoing reengineering initiatives to improve efficiencies in our business and $11 million was primarily related to our technology functions. The balance of the increase in other expense was attributable to higher costs associated with being an independent entity, as well as higher expenses related to corporate projects and other corporate activities.

Liquidity and Capital Resources

We maintained substantial liquidity during the first six months of 2006. At June 30, 2006 we had $2.1 billion in cash and cash equivalents, which remained constant with the balance at June 30, 2005 but increased from cash and cash equivalents at March 31, 2006 of $1.7 billion primarily due to our issuance of $500 million of junior subordinated notes in May 2006. We have additional liquidity available through an unsecured revolving credit facility for $750 million that expires in September 2010.  Under the terms of the underlying credit agreement, we can increase this facility to $1.0 billion. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this facility but we have had outstanding letters of credit, which have been insignificant. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

Ameriprise Financial, Inc. is primarily a parent holding company for the operations carried out by our wholly owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends from our subsidiaries, particularly our life insurance subsidiary, IDS Life Insurance Company (“IDS Life”), our face-amount certificate subsidiary, Ameriprise Certificate Company, our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, Inc., our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc., our auto and home insurance subsidiary, IDS Property Casualty Insurance Company (doing business as Ameriprise Auto & Home Insurance) and our investment advisory company, RiverSource Investments LLC. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.

Actual capital and regulatory capital requirements for such subsidiaries were as follows:

	Actual Capital as of
	June 30, 2006	December 31, 2005	Regulatory Capital Requirement
	(in millions)
IDS Life Insurance Company(1)(4)	$3,382	$3,270	$751
American Enterprise Life Insurance Company(1)(4)	565	583	125
IDS Property Casualty Insurance Company(1)(5)	498	448	83
Ameriprise Certificate Company(2)(5)	294	333	268
AMEX Assurance Company(1)(4)	118	115	23
IDS Life Insurance Company of New York(1)(4)	239	246	40
Threadneedle Asset Management Holdings Ltd.(3)	187	187	100
American Enterprise Investment Services Inc.(2)(5)	80	97	6
Ameriprise Financial Services, Inc.(2)(5)	83	47	#
American Partners Life Insurance Company(1)(4)	73	68	11
American Centurion Life Assurance Company(1)(4)	65	62	13
Ameriprise Trust Company(5)	84	47	37
Ameriprise Insurance Company(1)(5)	46	—	2
Securities America, Inc.(2)(5)	12	15	#

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

(5)             Regulatory capital requirement is based on applicable regulatory requirement, calculated as of June 30, 2006.

In addition to the particular regulations restricting dividend payments and establishing subsidiary capitalization requirements,

we take into account the overall health of the business, capital levels and risk management considerations in determining a dividend strategy for payments to our company from our subsidiaries, and in deciding to use cash to make capital contributions to our subsidiaries. On May 15, 2006, IDS Life paid an extraordinary dividend of $100 million to Ameriprise Financial. Prior to the payment of this dividend, IDS Life made the required advance notice to the Minnesota Department of Commerce, its primary state regulator, and received a response from them stating that they did not object to the payment of this dividend.

Operating Activities

For the six months ended June 30, 2006, net cash provided by operating activities was $536 million compared to $396 million for the first six months of 2005, an increase of $140 million. This increase was primarily attributable to a lower level of segregated cash at June 30, 2006.

Other assets, other liabilities and restricted cash at June 30, 2006 include $400 million, $343 million and $86 million, respectively, of certain limited partnerships which are consolidated beginning in 2006 pursuant to EITF 04-5.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities. For the six months ended June 30, net cash provided by investing activities was $1.2 billion in 2006 compared to $260 million in 2005, a cash flow improvement of $910 million. This improvement was primarily attributable to less cash used for purchases of Available-for-Sale securities, partially offset by decreases in proceeds from sales and maturities, sinking fund payments and calls. Purchases of Available-for-Sale securities decreased $3.0 billion to $1.8 billion for the six months ended June 30, 2006 compared to $4.8 billion for the six months ended June 30, 2005. Proceeds from sales of Available-for-Sale securities for the six months ended June 30, 2006 decreased $1.1 billion to $1.2 billion from $2.3 billion for the six months ended June 30, 2005. Maturities, sinking fund payments and calls of Available-for-Sale securities decreased $468 million to $1.7 billion for the six months ended June 30, 2006 compared to $2.2 billion for the six months ended June 30, 2005.

Our Available-for-Sale investments primarily include corporate debt securities and mortgage and other asset-backed securities, which had a fair value of $17.5 billion and $12.8 billion, respectively, at June 30, 2006 compared to $18.6 billion and $13.9 billion, respectively, at December 31, 2005. Our Available-for-Sale corporate debt securities comprise a diverse portfolio, with the largest concentrations of the portfolio in the following industries:  34% in banking and finance, 21% in utilities and 13% in media.  Investments also include $3.1 billion of mortgage loans on real estate as of both June 30, 2006 and December 31, 2005. At June 30, 2006 and December 31, 2005, 69% and 70%, respectively, of our Available-for-Sale investment portfolio was rated A or better, while 7% of our Available-for-Sale investment portfolio was below investment grade.

Our total investments at June 30, 2006 and December 31, 2005 included investments held by our insurance subsidiaries of $30.8 billion and $32.5 billion, respectively. Investments are principally funded by sales of insurance, annuities and investment certificates and by reinvested income. Maturities of these investments are largely matched with the expected future payments of insurance and annuity obligations.

Investments at June 30, 2006 included $181 million of trading securities (of which $159 million had previously been accounted for under the equity method) of certain limited partnerships which were consolidated pursuant to EITF 04-5 beginning in 2006.

Financing Activities

For the six months ended June 30, 2006, cash used in financing activities was $2.1 billion compared to cash provided by financing activities of $424 million for the six months ended June 30, 2005, a decrease of $2.5 billion. This decline in cash flow was primarily due to lower sales of certificate products, higher amounts of maturities and cash surrenders related to certificates and higher surrenders and death benefits related to fixed annuities.

For the six months ended June 30, 2006 compared to the same period in 2005, cash flows related to payments we receive from certificate owners declined $1.1 billion while cash used for certificate maturities and cash surrenders increased $329 million. The reduction in sales and increase in maturities is the result of the American Express Bank Limited and American Express Bank International business wind-down and a sales promotion that was in effect during a portion of the 2005 period and not in 2006. We received our federal savings bank charter and are awaiting approval by the FDIC. We expect to launch our Ameriprise FSB in the third quarter of 2006. Cash used for surrenders and death benefits on policyholder and contractholder account values, most of which related to fixed annuities, increased $819 million for the first six months of 2006 compared to the same period in 2005.

During the six months ended June 30, 2006, we used total cash of $316 million for the purchase of 7.4 million treasury shares under our share repurchase programs. We used our existing working capital to fund these share repurchases, and we currently intend to fund additional share repurchases through existing working capital, future earnings and other customary financing methods. Pursuant to the Ameriprise Financial 2005 Incentive Compensation Plan, we reacquired 0.4 million shares of our common stock through the surrender of restricted shares upon vesting and paid in the aggregate $16 million related to the holders’ income tax obligations on the vesting date.

On May 26, 2006, we issued $500 million of junior subordinated notes and incurred debt issuance costs of $6 million. These junior subordinated notes are due 2066 and carry a fixed interest rate of 7.518% for the first 10 years, converting to a variable interest rate thereafter. Refer to Note 5 to the Consolidated Financial Statements for further details. The proceeds from the issuance were for general corporate purposes.

We repaid our $50 million medium-term notes in the first six months of 2006. Debt at June 30, 2006 includes $165 million of floating rate revolving credit borrowings related to the consolidated property fund limited partnerships. This debt is non-recourse and will be extinguished with the cash flows from the sale of investments held within the partnerships.  We also had non-recourse fixed and floating rate notes due 2011 related to a consolidated CDO at June 30, 2006 and December 31, 2005 of $254 million and $283 million, respectively, which will be extinguished with the cash flows from the investments held within the portfolio of the CDO.

We paid regular quarterly cash dividends to our shareholders totaling $55 million for the six months ended June 30, 2006, or $0.11 per common share for each quarterly period. On July 25, 2006, our Board of Directors declared a regular quarterly cash dividend of $0.11 per common share. The dividend is payable on August 18, 2006 to our shareholders of record at the close of business on August 8, 2006.

Contractual Commitments

Our junior subordinated notes issued on May 26, 2006, require interest payments at a fixed rate of 7.518% through May 31, 2016, and thereafter at a variable rate until the maturity date. Principal on the junior subordinated notes is due 2066. At our option, we may redeem the junior subordinated notes prior to the maturity date subject to the terms of the underlying indenture agreement, as amended. There were no other material changes in our contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. For more information about the junior subordinated notes, see Note 5 to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2006, we closed a $700 million CDO issuance. As a condition to managing the CDO, we were required to invest $5.0 million in the residual or “equity” tranche of the CDO, which is the most subordinated tranche of securities issued by the CDO entity. As an investor in the residual tranche, our return correlates to the performance of the portfolio of high-yield investments comprising the CDO. Our exposure as an investor is limited solely to our aggregate investment in the CDO and we have no obligation, contingent or otherwise, that could require any further funding of the investment. The CDO is considered a variable interest entity under Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised,  but we were not required to consolidate the CDO entity as we were not considered the primary beneficiary.

Forward-Looking Statements

This report contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those described in these forward-looking statements. We have made various forward-looking statements in this report. Examples of such forward-looking statements include:

•                     statements of our plans, intentions, expectations, objectives or goals, including those relating to the establishment of our new brands, our mass affluent client acquisition strategy, assets flows and our competitive environment;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2006. For additional information, refer to “Management’s Discussion and Analysis – Quantitative and Qualitative Disclosures About Market Risks” of the Ameriprise Financial, Inc. 2005 Annual Report to Shareholders filed as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 8, 2006.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2006.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in Note 10 to Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 8, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of 2006.

(a)	(b)			(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2006
Share repurchase program (1)	—	—		—	$561,196,000
Employee transactions (3)	833	$47.68		N/A	N/A

May 1 to May 31, 2006
Share repurchase program (1)	—	—		—	$561,196,000
Employee transactions (3)	833	$44.59		N/A	N/A

June 1 to June 30, 2006
Share repurchase program (1)	990,885	$41.92	(2)	990,885	$519,653,420	(2)
Employee transactions (3)	19,638	$42.00		N/A	N/A

(1)             On March 29, 2006, we announced that our Board of Directors authorized us to repurchase up to $750 million worth of our common stock through March 31, 2008. This share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under this share repurchase program may be made in the open market, through block trades or other means.

(2)             Includes commissions and other transaction costs of approximately $0.02 per share.

(3)             Restricted shares withheld pursuant to the terms of awards under the Ameriprise Financial 2005 Incentive Compensation Plan (“2005 ICP”) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The 2005 ICP provides that the value of the shares withheld shall be the average of the high and low prices of common stock of Ameriprise Financial, Inc. on the date the relevant transaction occurs.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2006 annual meeting of shareholders was held on April 26, 2006. The holders of 225,452,717 shares of common stock, which represents approximately 90 percent of the outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy.

At the meeting, the vote on the election of three Class I directors, each for a term of three years to expire at the 2009 annual meeting or until their successors are elected and qualified, was as follows:

		Votes
Name	Votes For	Withheld
Ira D. Hall	214,851,249	10,601,468
Jeffrey Noddle	221,517,841	3,934,876
Richard F. Powers, III	215,377,309	10,075,408

At the meeting, the vote on ratification of the Audit Committee’s selection of Ernst & Young LLP as independent registered public accounting firm for 2006 was as follows:

Proposal	Votes For	Votes Against	Abstentions
Ratification of Ernst & Young LLP as independent registered public accounting firm for 2006	222,783,451	1,282,234	1,387,031

There were no broker non-votes in respect of either of the matters voted upon at the meeting.

ITEM 6.  EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: August 7, 2006	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date: August 7, 2006	By	/s/ David K. Stewart
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

10.1	2006-2008 Long-Term Performance Plan Goals (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on July 3, 2006).

10.2	Section 162(m) Long-Term Performance Pool Plan for 2007 and 2008 (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on July 3, 2006).

31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1