Form 10-Q
period 2006-09-30
AMERIPRISE FINANCIAL INC
filed 2006-11-06
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☐            No           ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2006
Common Stock (par value $.01 per share)	241,962,986 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Management, financial advice and service fees	$720	$687	$2,151	$1,927
Distribution fees	300	296	926	873
Net investment income	542	561	1,638	1,667
Premiums	244	202	693	751
Other revenues	171	127	571	397
Total revenues	1,977	1,873	5,979	5,615

Expenses
Compensation and benefits	756	703	2,261	1,995
Interest credited to account values	317	337	948	976
Benefits, claims, losses and settlement expenses	233	190	685	646
Amortization of deferred acquisition costs	87	49	368	319
Interest and debt expense	32	16	83	52
Separation costs	87	92	238	168
Other expenses	248	305	802	841
Total expenses	1,760	1,692	5,385	4,997

Income before income tax provision and discontinued operations	217	181	594	618
Income tax provision	43	58	134	171
Income before discontinued operations	174	123	460	447
Income from discontinued operations, net of tax	—	2	—	16
Net income	$174	$125	$460	$463

Basic Earnings per Common Share
Income before discontinued operations	$0.71	$0.50	$1.86	$1.82
Income from discontinued operations, net of tax	—	—	—	0.05
Net income	$0.71	$0.50	$1.86	$1.87

Diluted Earnings per Common Share
Income before discontinued operations	$0.71	$0.50	$1.85	$1.82
Income from discontinued operations, net of tax	—	—	—	0.05
Net income	$0.71	$0.50	$1.85	$1.87

Weighted average common shares outstanding:
Basic	244.5	246.2	247.6	246.2
Diluted	246.4	246.2	249.3	246.2

Cash dividends declared per common share	$0.11	$—	$0.33	$—

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Cash and cash equivalents	$3,309	$2,474
Investments	36,198	39,100
Receivables	2,504	2,172
Deferred acquisition costs	4,423	4,182
Separate account assets	48,834	41,561
Restricted and segregated cash	1,059	1,067
Other assets	3,177	2,565
Total assets	$99,504	$93,121

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$30,794	$32,731
Customer deposits	6,391	6,641
Accounts payable and accrued expenses	1,952	1,757
Debt	2,254	1,833
Separate account liabilities	48,834	41,561
Other liabilities	1,526	911
Total liabilities	91,751	85,434

Shareholders’ Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 252,571,142 and 249,998,206, respectively)	3	2
Additional paid-in capital	4,291	4,091
Retained earnings	4,123	3,745
Treasury shares, at cost (10,457,760 and 122,652 shares, respectively)	(438)	—
Accumulated other comprehensive loss, net of tax	(226)	(151)
Total shareholders’ equity	7,753	7,687
Total liabilities and shareholders’ equity	$99,504	$93,121

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$460	$463
Less: Income from discontinued operations, net of tax	—	16
Income before discontinued operations	460	447
Adjustments to reconcile income before discontinued operations to net cash provided by operating activities:
Amortization of deferred acquisition and sales inducement costs	406	347
Capitalization of deferred acquisition and sales inducement costs	(647)	(582)
Depreciation and amortization	134	131
Deferred income taxes	16	65
Share-based compensation	83	36
Excess tax benefits from share-based compensation	(24)	—
Net realized investment gains	(25)	(50)
Other-than-temporary impairments and provision for loan losses	2	3
Premium and discount amortization on Available-for-Sale and other securities	94	123
Changes in operating assets and liabilities:
Segregated cash	152	(50)
Trading securities and equity method investments in hedge funds, net	145	89
Future policy benefits and claims, net	52	7
Receivables	(286)	(174)
Other assets, other liabilities, accounts payable and accrued expenses, net	154	(6)
Net cash provided by operating activities	716	386

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	2,125	3,477
Maturities, sinking fund payments and calls	2,552	2,705
Purchases	(2,233)	(6,428)
Open securities transactions payable and receivable, net	34	(466)
Proceeds from sales and maturities of mortgage loans on real estate	381	446
Funding of mortgage loans on real estate	(308)	(375)
Proceeds from sales of other investments	109	152
Purchase of other investments	(116)	(125)
Purchase of land, buildings, equipment and software	(115)	(95)
Proceeds from sale of land, buildings, equipment and other	66	—
Proceeds from transfer of AMEX Assurance deferred acquisition costs	—	117
Deconsolidation of AMEX Assurance	—	(29)
Change in restricted cash	(54)	528
Cash transferred to American Express related to AEIDC	—	(572)
Acquisition of bank deposits and loans, net	951	—
Other, net	(2)	1
Net cash provided by (used in) investing activities	3,390	(664)

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

(in millions)

	Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Financing Activities
Investment certificates:
Payments from certificate owners	1,239	2,706
Interest credited to account values	153	143
Certificate maturities and cash surrenders	(2,431)	(2,291)
Policyholder and contractholder account values:
Consideration received	980	1,227
Interest credited to account values	795	833
Surrenders and other benefits	(3,620)	(2,450)
Proceeds from issuance of debt, net of issuance costs	516	1,351
Principal repayments of debt	(252)	(11)
Payable to American Express, net	—	(1,316)
Capital transactions with American Express, net	—	1,256
Dividends paid to American Express	—	(53)
Dividends paid to shareholders	(82)	—
Repurchase of common shares	(438)	—
Exercise of stock options	11	—
Excess tax benefits from share-based compensation	24	—
Universal life insurance policy loans:
Repayment	71	71
Issuance	(96)	(77)
Customer deposits and other, net	(162)	(73)
Net cash provided by (used in) financing activities	(3,292)	1,316

Cash Flows from Discontinued Operations
Net cash provided by operating activities	—	46
Net cash used in investing activities	—	(10)
Net cash provided by financing activities	—	482
Net cash provided by discontinued operations	—	518

Effect of exchange rate changes on cash	21	(14)
Net increase in cash and cash equivalents	835	1,542
Cash and cash equivalents at beginning of period	2,474	1,078
Cash and cash equivalents at end of period	$3,309	$2,620

Cash and cash equivalents of discontinued operations included above:
At beginning of period	$—	$54
At end of period	$—	$—

Supplemental Disclosures:
Interest paid	$57	$74
Income taxes paid, net	$185	$94
Non-cash dividend of AEIDC to American Express	$—	$164

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(in millions, except share amounts)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2004	100	$—	$2,907	$3,415	$—	$380	$6,702
Comprehensive income:
Net income				463			463
Change in unrealized holding gains on securities, net						(409)	(409)
Change in unrealized derivative losses, net						17	17
Foreign currency translation adjustment						(8)	(8)
Total comprehensive income							63
Cash dividends paid to American Express				(53)			(53)
Non-cash dividends paid to American Express				(164)			(164)
Share-based incentive employee compensation plan			(67)				(67)
Stock split of common shares issued and outstanding	246,148,900	2	(2)				—
Capital transactions with American Express, net			1,256				1,256
Balances at September 30, 2005	246,149,000	$2	$4,094	$3,661	$—	$(20)	$7,737

Balances at December 31, 2005	249,875,554	$2	$4,091	$3,745	$—	$(151)	$7,687
Comprehensive income:
Net income				460			460
Change in unrealized holding losses on securities, net						(74)	(74)
Change in unrealized derivative gains, net						(5)	(5)
Foreign currency translation adjustment						4	4
Total comprehensive income							385
Dividends paid to shareholders				(82)			(82)
Treasury shares	(10,335,108)				(438)		(438)
Share-based compensation plans	2,572,936	1	200				201
Balances at September 30, 2006	242,113,382	$3	$4,291	$4,123	$(438)	$(226)	$7,753

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

Customer deposits on the Consolidated Balance Sheets include payments from investment certificate owners and deposits of banking and brokerage customers. Reclassifications of prior period amounts have been made to conform to the current presentation.  The Company revised the presentation of its previously reported segment data for the three months and nine months ended September 30, 2005 to conform to the segment reporting changes implemented by the Company as of January 1, 2006.

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

2.                 Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Comprehensive income will also include gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. In addition, SFAS 158 requires an employer to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition asset or obligation. These requirements are effective for the fiscal years ending after December 15, 2006. SFAS 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. This requirement is effective for fiscal years ending after December 15, 2008. The Company does not believe the impact of the adoption of SFAS 158 will have a material effect on the consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.                 Recent Accounting Pronouncements (continued)

Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted provided that the entity has not issued financial statements for any period within the year of adoption. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 which will require retrospective application of SFAS 157. The transition adjustment, if any, will be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. The Company is currently evaluating the impact of SFAS 157 on its consolidated results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 does not change the SEC staff’s previous positions in SAB 99, “Materiality,” regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. In the initial year of adoption, the cumulative effect of applying SAB 108, if any, will be recorded as an adjustment to the beginning balance of retained earnings. The Company is currently evaluating the impact of SAB 108 on its consolidated results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155: (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (2) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133; (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. At adoption, the fair value election may also be applied to hybrid financial instruments that have been bifurcated under SFAS 133 prior to adoption of this Statement. Any changes resulting from the adoption of this Statement should be recognized as a cumulative effect adjustment to beginning retained earnings. The Company is currently evaluating the impact of SFAS 155 on its consolidated results of operations and financial condition.

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.”  SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company currently accounts for many types of internal replacements as continuations of the existing contract and does not consider these transactions as surrenders in setting deferred acquisition cost (“DAC”) valuation assumptions.  Some of these transactions will not qualify as

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.                 Recent Accounting Pronouncements (continued)

continuations under SOP 05-1 and the Company may need to increase certain policy surrender assumptions and record a reduction in DAC as a cumulative change in accounting principle when it adopts SOP 05-1. This may result in quarterly DAC amortization expense that is higher or lower than under the Company’s current accounting policy. The Company is currently evaluating the impact of SOP 05-1 on its consolidated results of operations and financial condition.

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

Effective August 1, 2005, the Company transferred its 50% ownership interest and the related assets and liabilities of its subsidiary, American Express International Deposit Company (“AEIDC”), to American Express for $164 million through a non-cash dividend equal to the net book value excluding $26 million of net unrealized investment losses of AEIDC. In connection with the AEIDC transfer, American Express paid the Company a $164 million capital contribution. The results of operations and cash flows of AEIDC in 2005 are shown as discontinued operations in the accompanying Consolidated Financial Statements. For the three months and nine months ended September 30, 2005, the discontinued operations of AEIDC included revenues of $24 million and $165 million, respectively, and pretax income of $3 million and $25 million, respectively.

4.                 Ameriprise Bank, FSB

On September 29, 2005, the Company and American Express Bank, FSB (“AEBFSB”), a subsidiary of American Express, entered into a Purchase and Assumption Agreement (the “Agreement”) pursuant to which the Company agreed to purchase assets and assume liabilities, primarily consumer loans and deposits of AEBFSB, upon obtaining a federal savings bank charter. In

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.                 Ameriprise Bank, FSB (continued)

September 2006, the Company and AEBFSB entered into amendments to the Agreement, pursuant to which the Company agreed to acquire the assets and liabilities from AEBFSB in three phases. Ameriprise Bank, FSB (“Ameriprise Bank”), a wholly owned subsidiary of the Company, commenced operations in September 2006 subsequent to obtaining the charter and began to execute the agreement with AEBFSB. For the first phase, which closed on September 18, 2006, Ameriprise Bank acquired $12 million of customer loans, assumed $963 million of customer deposits and received cash of $951 million from AEBFSB. Ameriprise Bank recorded the assets acquired and liabilities assumed at fair value. Ameriprise Bank completed the second phase of the agreement in October 2006 with the purchase of $49 million of customer loans for cash consideration. For the final phase, approximately $440 million in customer loans are expected to be purchased by Ameriprise Bank in November 2006 for cash consideration.

Separately, on October 23, 2006, the Company acquired $33 million of secured loans from American Express Credit Corporation. These loans were made to the Company’s customers and are secured by the customers’ investment assets and/or insurance policies and will be serviced by Ameriprise Bank.

5.                 Investments

The following is a summary of investments:

	September 30, 2006	December 31, 2005
	(in millions)
Available-for-Sale securities, at fair value	$31,512	$34,217
Mortgage loans on real estate, net	3,071	3,146
Trading securities, at fair value and equity method investments in hedge funds	551	676
Policy loans	645	616
Other investments	419	445
Total	$36,198	$39,100

The Company began consolidating certain limited partnerships as a result of its adoption of EITF 04-5 as of January 1, 2006. The fair value of trading securities of certain of these consolidated limited partnerships was $179 million at September 30, 2006 and was $167 million as of January 1, 2006. At December 31, 2005, prior to the Company’s adoption of EITF 04-5, the fair value of trading securities under the equity method related to these limited partnerships was $153 million.

The following is a summary of Available-for-Sale securities by type:

September 30, 2006	Amortized Cost	Gross Unrealized Investment Gains	Gross Unrealized Investment Losses	Fair Value
	(in millions)
Corporate debt securities	$17,464	$175	$(389)	$17,250
Mortgage and other asset-backed securities	12,685	36	(228)	12,493
Structured investments	43	—	—	43
State and municipal obligations	1,030	30	(4)	1,056
U.S. government and agencies obligations	375	14	(6)	383
Foreign government bonds and obligations	113	15	—	128
Common and preferred stocks	52	7	—	59
Other debt	100	—	—	100
Total	$31,862	$277	$(627)	$31,512

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.                 Investments (continued)

December 31, 2005	Amortized Cost	Gross Unrealized Investment Gains	Gross Unrealized Investment Losses	Fair Value
	(in millions)
Corporate debt securities	$18,632	$291	$(300)	$18,623
Mortgage and other asset-backed securities	14,071	50	(211)	13,910
Structured investments	37	—	—	37
State and municipal obligations	879	23	(5)	897
U.S. government and agencies obligations	377	17	(7)	387
Foreign government bonds and obligations	128	17	—	145
Common and preferred stocks	11	3	—	14
Other debt	204	—	—	204
Total	$34,339	$401	$(523)	$34,217

The majority of the gross unrealized investment losses related to corporate debt securities and substantially all of the gross unrealized investment losses related to mortgage and other asset-backed securities were attributable to changes in interest rates. A small portion of the gross unrealized investment losses, particularly related to corporate debt securities, was also attributable to credit spreads and specific issuer credit events.

Gross realized investment gains and losses on Available-for-Sale securities and other-than-temporary impairments on Available-for-Sale securities included in net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Gross realized investment gains	$15	$14	$38	$107
Gross realized investment losses	—	(20)	(13)	(57)
Other-than-temporary impairments	(1)	(1)	(2)	(2)

6.                 Debt

Debt was as follows:

	Outstanding Balance		Stated Interest Rate
	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
	(in millions)
Senior notes due 2010	$800	$800	5.4%	5.4%
Senior notes due 2015	700	700	5.7	5.7
Junior subordinated notes due 2066	500	—	7.5	—
Medium-term notes due 2006	—	50	—	6.6
Fixed and floating rate notes due 2011:
Floating rate senior notes	117	151	5.9	5.2
Fixed rate notes	83	79	8.6	8.6
Fixed rate senior notes	46	46	7.2	7.2
Fixed rate notes	8	7	13.3%	13.3%
Total	$2,254	$1,833

On May 26, 2006, the Company issued $500 million of unsecured junior subordinated notes (“junior notes”) and incurred debt issuance costs of $6 million. For the initial ten-year period, the junior notes carry a fixed interest rate of 7.518% payable semi-annually in arrears on June 1 and December 1. From June 1, 2016 until the maturity date, interest on the junior notes will accrue at an annual rate equal to the three-month LIBOR plus a margin equal to 290.5 basis points, payable quarterly in arrears. The Company has the option to defer interest payments, subject to certain limitations. In addition, interest payments are mandatorily deferred if the Company does not meet specified capital adequacy, net income or shareholders’ equity levels. Upon an optional or

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.                 Debt (continued)

mandatory deferral, the Company is subject to certain restrictions on dividends or distributions related to its capital stock, as well as payments of principal, interest or guarantees related to debt securities issued by the Company or its subsidiaries that rank equally with or junior to the junior notes. The junior notes mature June 1, 2066. The Company may redeem the junior notes, in whole or in part, on or after June 1, 2016 at the par redemption amount specified in the indenture agreement, as amended, provided that if the junior notes are not redeemed in whole, at least $50 million aggregate principal amount of the junior notes (excluding any junior notes held by the Company or any of its affiliates) remains outstanding after the redemption. Prior to June 1, 2016, the Company may redeem the junior notes in whole but not in part at any time at the make-whole redemption amount specified in the indenture agreement, as amended. The net proceeds from the issuance were for general corporate purposes.

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

The Company began consolidating certain limited partnerships, including certain property fund limited partnerships, as a result of its adoption of EITF 04-5 as of January 1, 2006. The property funds of these limited partnerships are managed by the Company’s subsidiary, Threadneedle Asset Management Holdings Ltd. The effect of this consolidation included an increase of $136 million in non-recourse debt related to the property funds. On September 1, 2006, the partnerships repaid the outstanding non-recourse debt following a restructuring of the partnership capital.

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

7.                 Deferred Acquisition Costs

Changes in deferred acquisition costs were as follows:

	2006	2005
	(in millions)
Balance, January 1	$4,182	$3,956
Capitalization of acquisition costs	554	508
DAC transfer related to AMEX Assurance ceding arrangement	—	(117)
Amortization, excluding impact of changes in assumptions	(406)	(386)
Amortization, impact of annual third quarter changes in DAC-related assumptions	38	67
Impact of change in net unrealized securities losses	55	60
Balance, September 30	$4,423	$4,088

8.                 Share-Based Compensation

The Ameriprise Financial 2005 Incentive Compensation Plan (“2005 ICP”), approved as of September 30, 2005, allows for the grant of stock and cash incentive awards to employees, directors and independent contractors, including stock options, restricted stock awards, restricted stock units, performance shares and similar awards. In accordance with the Employee Benefits Agreement (“EBA”) entered into between the Company and American Express as part of the Distribution, all American Express stock options and restricted stock awards held by the Company’s employees which had not vested on or before December 31, 2005 were substituted by a stock option or restricted stock award issued under the 2005 ICP. All American Express stock options and restricted stock awards held by the Company’s employees that vested on or before December 31, 2005 remained American Express stock options or restricted stock awards. In addition, the Ameriprise Financial Deferred Equity Program for Independent Financial Advisors, approved as of September 30, 2005, provides independent financial advisors with a tax deferred method to own the Company’s stock.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.                 Share-Based Compensation (continued)

For the three months and nine months ended September 30, 2006, the Company recognized expense of $27 million and $83 million, respectively, related to awards under these share-based compensation plans. For the three months and nine months ended September 30, 2005, the Company recognized expense of $14 million and $36 million, respectively, related to American Express stock options and American Express restricted stock awards granted to the Company’s employees. In addition, the Company recognized separation costs of $22 million and $58 million during the three months and nine months ended September 30, 2005, respectively, related to a 2005 advisor retention and incentive bonus program. The bonuses earned under this program through December 31, 2005 were converted to 2.0 million share-based awards effective as of the vesting date of January 1, 2006.

As of September 30, 2006, total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the share-based compensation plans was $190 million. That cost is expected to be recognized over a weighted-average period of 3.1 years. Pursuant to the 2005 ICP, restricted shares that are forfeited or, at the holder’s option, are withheld to offset tax withholding obligations that occur upon vesting and release of restricted shares, are recorded as treasury shares. At September 30, 2006 and December 31, 2005, treasury shares held for reissuance under the 2005 ICP were 703,057 shares and 107,504 shares, respectively.

9.                 Income Taxes

The Company’s effective tax rates were 19.8% and 22.6% for the three months and nine months ended September 30, 2006, respectively. The Company’s effective tax rates on income before discontinued operations for the three months and nine months ended September 30, 2005 were 32.0% and 27.7%, respectively. The effective tax rates are impacted by the levels of pretax income relative to tax advantaged items in each period. The effective tax rates for the three months and nine months ended September 30, 2006 reflect a $13 million tax benefit related to the finalization of the prior year tax returns. The effective tax rates for the three months and nine months ended September 30, 2005 reflect the net effect of a $20 million tax expense applicable to prior years and a $7 million tax benefit related to the finalization of the prior year tax returns. The effective tax rate for the nine months ended September 30, 2005 also reflects $3 million in tax benefits related to an IRS audit of prior years tax returns.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses realized for tax return purposes and capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Deferred tax assets at September 30, 2006 included $180 million in capital loss carryforwards that expire December 31, 2009. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets was established as of September 30, 2006 and December 31, 2005.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.          Earnings per Common Share

The computations of basic and diluted earnings per share for the three months and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in millions, except per share amounts)
Numerator:
Income before discontinued operations	$174	$123	$460	$447
Income from discontinued operations, net of tax	—	2	—	16
Net income	$174	$125	$460	$463

Denominator:
Basic: Weighted average common shares outstanding	244.5	246.2	247.6	246.2
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.9	—	1.7	—
Diluted: Weighted average common shares outstanding	246.4	246.2	249.3	246.2

Basic EPS:
Income before discontinued operations	$0.71	$0.50	$1.86	$1.82
Income from discontinued operations, net of tax	—	—	—	0.05
Net income	$0.71	$0.50	$1.86	$1.87

Diluted EPS:
Income before discontinued operations	$0.71	$0.50	$1.85	$1.82
Income from discontinued operations, net of tax	—	—	—	0.05
Net income	$0.71	$0.50	$1.85	$1.87

Basic weighted average shares for the three months and nine months ended September 30, 2006 include 1.3 million and 1.8 million, respectively, of vested, nonforfeitable restricted stock units and 3.9 million and 3.9 million, respectively, of nonvested, restricted stock awards that are forfeitable but receive nonforfeitable dividends. Potentially dilutive securities include nonqualified stock options and other share-based awards. The Company had no dilutive shares outstanding for the three months and nine months ended September 30, 2005, because all share-based compensation was granted on American Express common shares until September 30, 2005. Under the EBA, all American Express stock options and restricted stock awards held by the Company’s employees who were not vested on or before December 31, 2005 were substituted with an award based on the Company’s common stock.

11.          Segment Information

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

11.          Segment Information (continued)

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

The AA&I segment offers products and services, both the Company’s and other companies’, to help the Company’s retail clients address identified financial objectives related to asset accumulation and income management. Products and services in this segment are related to financial advice services, asset management, brokerage and banking, and include mutual funds, wrap accounts, variable and fixed annuities, brokerage accounts and investment certificates. This operating segment also serves institutional clients by providing investment management services in separately managed accounts, sub-advisory, alternative investments and 401(k) markets. The Company earns revenues in this segment primarily through fees it receives based on managed assets and annuity separate account assets. These fees are impacted by both market movements and net asset flows. The Company also earns net investment income on owned assets, principally supporting the fixed annuity business and capital supporting the business, and distribution fees on sales of mutual funds and other products. This segment includes the results of SAFC, which through its operating subsidiary, Securities America, Inc. (“SAI”), operates its own separately branded distribution network.

The Protection segment offers a variety of protection products, both the Company’s and other companies’, including life, disability income, long term care and auto and home insurance to address the identified protection and risk management needs of the Company’s retail clients. The Company earns revenues in this operating segment primarily through premiums, fees and charges that the Company receives to assume insurance-related risk, fees the Company receives on assets supporting variable universal life separate account balances, and net investment income on owned assets supporting fixed variable universal life/universal life accounts, other insurance reserves and capital supporting the business.

The Corporate segment consists of income derived from financial planning fees, corporate level assets and unallocated corporate expenses. This segment also includes non-recurring costs associated with the Company’s separation from American Express.

The following is a summary of assets by segment:

	September 30,	December 31,
	2006	2005
	(in millions)
Asset Accumulation and Income	$79,475	$75,382
Protection	16,758	14,492
Corporate and Other	3,271	3,247
Total assets	$99,504	$93,121

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.          Segment Information (continued)

The following is a summary of segment revenues, pretax segment income (loss) and reconciliation to consolidated income before income tax provision and discontinued operations and consolidated net income:

Three Months Ended September 30,	Asset Accumulation and Income	Protection	Corporate and Other	Eliminations	Consolidated
	(in millions)
2006
Revenue from external customers	$1,418	$492	$67	$—	$1,977
Intersegment revenue	5	6	—	(11)	—
Total revenues	$1,423	$498	$67	$(11)	$1,977
Income (loss) before income tax provision	$192	$151	$(126)	$—	$217
Income tax provision					43
Net income					$174

2005
Revenue from external customers	$1,383	$441	$49	$—	$1,873
Intersegment revenue	1	5	1	(7)	—
Total revenues	$1,384	$446	$50	$(7)	$1,873
Income (loss) before income tax provision and discontinued operations	$184	$132	$(135)	$—	$181
Income tax provision					58
Income before discontinued operations					123
Income from discontinued operations, net of tax					2
Net income					$125

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.          Segment Information (continued)

Nine Months Ended September 30,	Asset Accumulation and Income	Protection	Corporate and Other	Eliminations	Consolidated
	(in millions)
2006
Revenue from external customers	$4,324	$1,450	$205	$—	$5,979
Intersegment revenue	14	17	—	(31)	—
Total revenues	$4,338	$1,467	$205	$(31)	$5,979
Income (loss) before income tax provision	$642	$317	$(365)	$—	$594
Income tax provision					134
Net income					$460

2005
Revenue from external customers	$4,005	$1,462	$148	$—	$5,615
Intersegment revenue	2	15	2	(19)	—
Total revenues	$4,007	$1,477	$150	$(19)	$5,615
Income (loss) before income tax provision and discontinued operations	$529	$375	$(286)	$—	$618
Income tax provision					171
Income before discontinued operations					447
Income from discontinued operations, net of tax					16
Net income					$463

12.          Contingencies

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

These proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result. An adverse outcome in one or more of these proceedings could result in adverse judgments, settlements, fines, penalties or other relief that could have a material adverse effect on the Company’s consolidated results of operations as the proceedings are resolved.

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. The Company from time to time receives requests for information from, and has been subject to examination or investigation by, the SEC, National Association of Securities Dealers, Inc. (“NASD”) and various other regulatory authorities concerning its business activities and practices, including:  sales and product or service features of, or disclosures pertaining to, financial plans, its mutual funds, annuities, insurance products and brokerage services; non-cash compensation paid to its financial advisors; supervision of its financial advisors; operational and data privacy issues including issues relating to the theft of a laptop computer containing certain client information; compliance with postal regulations; and sales of, or brokerage or revenue sharing practices relating to, other companies’ real estate investment trust shares, mutual fund shares or other investment products. These matters relate to the activities of various Ameriprise Financial legal entities, including Ameriprise Financial Services, Inc. (formerly known as “American Express Financial Advisors Inc.” or “AEFA”), American Enterprise Investment Services, Inc. (its clearing broker-dealer subsidiary) and SAI. The number of regulatory reviews and investigations has increased

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.          Contingencies (continued)

in recent years with regard to many firms in the financial services industry, including the Company. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

On May 15, 2006, a NASD panel issued a decision regarding customer claims relating to suitability, disclosures, supervision and certain other sales practices in an arbitration proceeding captioned Wayland Adams et al vs. David McFadden and Securities America, Inc. (brought by a group of 44 claimants). The arbitrators ruled against SAI, and awarded the plaintiffs approximately $22 million. On September 14, 2006, SAI entered into a settlement with the NASD whereby SAI agreed to pay $13.8 million of the arbitration award to claimants, as well as a fine of $2.5 million. SAI also agreed to hire an independent consultant to review and recommend changes in SAI’s compliance procedures. SAI continues to appeal the portion of the arbitration award (approximately $8 million) pertaining to punitive damages and attorneys’ fees.

In March 2006, a lawsuit captioned Good, et al. v. Ameriprise Financial, Inc. et al. (Case No. 00-cv-01027) was filed in the United States District Court for the District of Minnesota. The lawsuit has been brought as a putative class action and plaintiffs purport to represent all of the Company’s advisors who sold shares of REITs and tax credit limited partnerships between March 2000 and March 2006. Plaintiffs seek unspecified compensatory and restitutionary damages as well as injunctive relief, alleging that the Company incorrectly calculated commissions owed advisors for the sale of these products. The Company’s motion to dismiss certain claims in the complaint is pending.

In October 2005, the Company reached a comprehensive settlement regarding the consolidated securities class action lawsuit filed against the Company, its former parent and affiliates in October 2004 called “In re American Express Financial Advisors Securities Litigation.”  The settlement, under which the Company denies any liability, includes a one-time payment of $100 million to the class members. The class members include individuals who purchased mutual funds in the Company’s Preferred Provider Program, Select Group Program, or any similar revenue sharing program, purchased mutual funds sold under the American Express® or AXP® brand; or purchased for a fee financial plans or advice from the Company between March 10, 1999 and through April 1, 2006. The settlement will be submitted to the Court for approval. Two lawsuits making similar allegations (based solely on state causes of actions) are pending in the United States District Court for the Southern District of New York: “Beer v. American Express Company and American Express Financial Advisors” and “You v. American Express Company and American Express Financial Advisors.”  Plaintiffs have moved to remand the cases to state court. The Court’s decision on the remand motion is pending. For the three months and nine months ended September 30, 2005, the Company recorded loss provisions to increase its litigation reserves for these matters of $70 million and $100 million, respectively.

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

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc. was filed in the United States District Court for the District of Arizona. The plaintiffs allege that they are investors in several American Express mutual funds and they purport to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940. The plaintiffs allege that fees allegedly paid to the defendants by the funds for investment advisory and administrative services are excessive. The plaintiffs seek remedies including restitution and rescission of investment advisory and distribution agreements. The plaintiffs voluntarily agreed to transfer this case to the United States District Court for the District of Minnesota. In response to the Company’s motion to dismiss the complaint, the Court dismissed one of plaintiffs’ four claims and granted plaintiffs limited discovery. Discovery is currently set to end in March 2007.

On December 1, 2005, the Company announced settlement of two SEC enforcement matters relating to disclosure of certain revenue sharing programs and alleged market timing practices during periods before the Distribution. Under the terms of the settlements the Company is required to develop plans of distribution with the assistance of an independent distribution consultant.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.          Contingencies (continued)

Regarding revenue sharing, the plan will address how such funds will be distributed to benefit customers that purchased the particular mutual funds from January 1, 2001 through August 31, 2004. A second plan will address how funds will be distributed to benefit investors in the Company’s mutual funds for market-timing activity that took place between January 1, 2002 and September 30, 2003. The distribution plans will be subject to final approval by the SEC. As part of the settlements, the Company also agreed to certain undertakings regarding disclosure, compliance and training. The Company will continue to meet its obligations under these settlements.

13.          Related Party Transactions

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

The Company has entered into various transactions with American Express in the normal course of business. The Company earned approximately $4 million and $10 million during the three months and nine months ended September 30, 2005, respectively, in revenues from American Express. During the three months and nine months ended September 30, 2005, the Company received approximately $8 million and $26 million, respectively, of reimbursements from American Express for the Company’s participation in certain corporate initiatives. As a result of the Separation, the Company determined it appropriate to reflect the reimbursements as a capital contribution rather than reductions to expense amounts.

14.          Common Share Repurchases

In January 2006, the Company’s Board of Directors authorized the repurchase of up to 2 million shares of common stock of the Company. In March 2006, the Company’s Board of Directors authorized the expenditure of up to $750 million for the repurchase of shares of the Company’s common stock through March 31, 2008. During the nine months ended September 30, 2006, the Company repurchased a total of 9.7 million shares of its common stock under these programs for an aggregate cost of $422 million. As of September 30, 2006, the Company had purchased all shares under the January 2006 authorization and has $414 million remaining under the March 2006 authorization.

The Company may also reacquire shares of its common stock under its 2005 ICP related to restricted stock awards. Restricted shares that are forfeited before the vesting period has lapsed are recorded as treasury shares. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations. These vested restricted shares reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. During the nine months ended September 30, 2006, the restricted shares forfeited under the 2005 ICP and recorded as treasury shares were 0.2 million shares. During the nine months ended September 30, 2006, the Company reacquired 0.4 million shares of common stock through the surrender of restricted shares upon vesting and paid in the aggregate $16 million related to the holders’ income tax obligations on the vesting date.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.          Sale of Defined Contribution Recordkeeping Business

On June 1, 2006, the Company completed the sale of its defined contribution recordkeeping business for $66 million. The Company incurred $30 million of expenses related to the sale and realized a pretax gain of $36 million. The expenses included a write-down of capitalized software development costs of $17 million and severance costs of $12 million. The administered assets transferred in connection with this sale were approximately $17 billion. The Company continues to manage approximately $13 billion of defined contribution assets.

The buyer of the business is subject to a contingent payment to be paid to the Company based on the level of client revenues retained by the buyer after 18 months from the sale closing date. The payment, if any, will not be determined or paid until the fourth quarter of 2007 and is not expected to be material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and Notes presented in Item 1. This discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.”  We believe it is useful to read our MD&A in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2006, as well as our current reports on Form 8-K and other publicly available information.

Overview

We are a leading financial planning and services company with more than 12,000 financial advisors and registered representatives that provide solutions for clients’ asset accumulation, income management and insurance protection needs. Our financial advisors deliver tailored solutions to clients through a comprehensive and personalized financial planning approach built on a long-term relationship with a knowledgeable advisor. We focus on meeting the retirement-related financial needs of the mass affluent. We also offer asset management products and services to institutional clients. We have two main operating segments:  Asset Accumulation and Income (“AA&I”) and Protection, as well as a Corporate and Other (“Corporate”) segment. Our two main operating segments are aligned with the financial solutions we offer to address our clients’ needs. The products and services we provide retail customers, and to a lesser extent, institutional customers, are the primary source of our revenues and net income. Revenues and net income are significantly impacted by the relative investment performance and the total value and composition of assets we manage and administer for our retail and institutional clients as well as the distribution fees we receive from other companies. These factors, in turn, are largely determined by overall investment market performance and the depth and breadth of our individual client relationships.

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

Our revenues in the third quarter of 2006 were $2.0 billion, an increase of 5% over the same period last year after excluding a $12 million reduction to revenues related to AMEX Assurance in the prior year, reflecting fundamental improvement in asset-based fees and premiums and the negative impact of the sale of our defined contribution recordkeeping business in the second quarter of 2006, which reduced revenue growth for the quarter by 1%. Our revenue growth for the third quarter of 2006 was also impacted by a decline in net investment income and a decline in distribution fees due to the sales shift from loaded mutual funds to load-waived mutual funds within our wrap products.

Our consolidated net income for the three months ended September 30, 2006 was $174 million, up $51 million from income before discontinued operations of $123 million for the three months ended September 30, 2005. Return on equity excluding discontinued operations for the trailing twelve months ended September 30, 2006 was 7.6% compared to 9.9% for the trailing twelve months ended September 30, 2005. Income before discontinued operations excluding non-recurring separation costs and AMEX Assurance rose 29% to $231 million in the third quarter of 2006 from $179 million in the third quarter of 2005. Adjusted return on equity for the trailing twelve months ended September 30, 2006 rose to 11.2% from adjusted return on equity of 10.4% for the trailing twelve months ended September 30, 2005.

We continue to focus on meeting the financial needs and aspirations of the mass affluent – individuals with $100,000 to $1 million in investable assets – through a financial planning relationship. Our mass affluent clients, those individuals with $100,000 or more in invested assets or comparable product values with us, as of September 30, 2006 increased 7% over September 30, 2005. For the first nine months of 2006, 59% of these new mass affluent clients joined us through a financial planning relationship.

Gross dealer concession (“GDC”) per branded advisor, an internal measure of advisor productivity, increased by 13% for the third quarter of 2006 over the third quarter of last year, primarily driven by a 31% increase in wrap account balances. Our annual franchisee advisor retention as of September 30, 2006 improved to 93%, up from the annual retention rates as of the end of the previous four quarterly periods of 91%.

Our owned, managed and administered assets increased to $440 billion at September 30, 2006, an increase of 5% from September 30, 2005. Since September 30, 2005, we had net flows into RiverSource annuity variable accounts of $4.7 billion and total net flows into Ameriprise Financial and SAI wrap accounts of $10 billion. Our certificate and annuity fixed accounts had total net outflows of $5.4 billion since September 30, 2005, reflecting our strategy to focus on products that both meet client needs and offer a more attractive return on capital. While we continue to experience net outflows in RiverSource Funds, the amount of net outflows narrowed to $0.8 billion during the third quarter of 2006 from $2.7 billion in the third quarter of 2005. This improvement was driven by both increased sales and lower redemption rates in our branded advisor channel. Administered assets are lower at September 30, 2006 compared to September 30, 2005, primarily as a result of the sale of our defined contribution recordkeeping business in the second quarter of 2006. The administered assets related to the defined contribution recordkeeping business were $15 billion at September 30, 2005.

Significant Factors Affecting our Results of Operations and Financial Condition

Share Repurchase

In March 2006, our Board of Directors authorized the expenditure of up to $750 million for the repurchase of shares of our common stock through the end of March 2008. This authorization was in addition to a Board authorization in January 2006 to repurchase up to 2 million shares by the end of 2006. Through September 30, 2006, we have purchased 9.7 million shares under these programs for an aggregate cost of $422 million. As of September 30, 2006, we had purchased all shares under the January 2006 authorization and have $414 million remaining under the March 2006 authorization.

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

Launch of Ameriprise Bank, FSB

In September 2006, we obtained our federal savings bank charter and launched Ameriprise Bank, FSB (“Ameriprise Bank”), a wholly owned subsidiary of the Company. Ameriprise Bank acquired $12 million of customer loans and assumed $963 million of customer deposits from American Express Bank, FSB (“AEBFSB”), a subsidiary of American Express, and received cash of $951 million in connection with the transaction. Ameriprise Bank purchased for cash consideration $49 million of customer loans from AEBFSB in October 2006 and is expected to purchase for cash consideration approximately $440 million of additional customer loans from AEBFSB in November 2006. Ameriprise Bank offers a suite of borrowing, cash management and personal trust products and services, primarily through our branded advisors.  In addition, Ameriprise Bank will service $33 million of secured loans acquired from American Express Credit Corporation in October 2006.

Sale of our Defined Contribution Recordkeeping Business

We completed the sale of our defined contribution recordkeeping business during the second quarter of 2006 which added $66 million to total revenues during the quarter and generated a net pretax gain of $36 million. The administered assets transferred in connection with this sale were approximately $17 billion. Although our defined contribution recordkeeping business generated approximately $60 million in annual revenue, we will also experience expense savings related to this sale and do not anticipate a material impact on pretax income. We continue to manage investments of approximately $13 billion of defined contribution assets under investment management only contracts.

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

Capital Structure

Prior to the Distribution, American Express provided a capital contribution to our company of approximately $1.1 billion to fund costs related to the Separation and Distribution, to adequately support strong debt ratings for our company on the Distribution and to indemnify us for the after-tax cost of $65 million with respect to the comprehensive settlement of a consolidated securities class action lawsuit. We replaced our intercompany indebtedness with American Express, initially with a bridge loan from selected financial institutions, and on November 23, 2005 through the issuance of $1.5 billion of unsecured senior debt securities with 5- and 10-year maturities.

Non-recurring Separation Costs

Since the Separation announcement through September 30, 2006, we have incurred $531 million of pretax non-recurring separation costs, and expect to incur a total of approximately $875 million. These costs have primarily included advisor and employee retention program costs, costs associated with establishing the Ameriprise Financial brand and costs to separate and reestablish our technology platforms. In addition to non-recurring separation costs, we have incurred higher ongoing expenses associated with establishing ourselves as an independent company.

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

Management believes that the presentation of these non-GAAP financial measures excluding these specific income statement impacts better reflects the underlying performance of our ongoing operations and facilitates a more meaningful trend analysis. These non-GAAP measures are also used for goal setting, determining certain compensation related to our annual incentive award program and evaluating our performance on a basis comparable to that used by securities analysts.

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

Fluctuations in our owned, managed and administered assets impact our revenues. Our owned, managed and administered assets are impacted by market movements and net flows of client assets. Owned assets were also affected by changes in our capital structure and the launch of Ameriprise Bank. Net flows of client assets are a measure of new sales of, or deposits into, our products offset by redemptions of, or withdrawals from, our products. Net flows can have a significant impact on our results of operations due to their impact on our revenues and expenses. During the third quarter of 2006, we had positive net flows in our financial advisor-managed assets of $1.2 billion in Ameriprise Financial wrap accounts and $0.6 billion in SAI wrap accounts, and had $1.4 billion in positive net flows in our owned RiverSource annuity variable accounts. These assets have had positive net flows over the last four quarters. We had net outflows during the third quarter of 2006 in our retail managed RiverSource mutual funds of $0.8 billion and in our owned certificate and fixed annuity assets of $1.3 billion, reflecting a continued trend of net outflows over the last four quarters in these assets. We expect to continue to experience net outflows in RiverSource funds in the fourth quarter of 2006 and in 2007. In addition, we expect flows to be negatively impacted by the intent of American Express to reposition their 401(k) investment alternatives by approximately $800 million in the fourth quarter, primarily in RiverSource mutual funds.

The following table presents information regarding our owned assets, which are included in our Consolidated Balance Sheets, and our managed and administered assets, which are not recorded on our Consolidated Balance Sheets:

	September 30,
Owned, Managed and Administered Assets	2006	2005	% Change
	(in billions)
Owned Assets
Separate accounts	$48.8	$39.8	23%
Investments	36.2	39.5	(8)
Other(1)	7.7	6.8	13
Total owned assets	92.7	86.1	8
Managed Assets
Managed Assets-Retail
RiverSource mutual funds	57.6	59.4	(3)
Threadneedle mutual funds	15.6	13.4	16
Ameriprise Financial wrap account assets	59.9	47.0	27
Securities America, Inc. wrap account assets	10.2	6.7	52
Total managed assets-retail	143.3	126.5	13
Managed Assets-Institutional
RiverSource separately managed accounts/sub-advisory	26.8	27.3	(2)
Threadneedle separately managed accounts/sub-advisory	108.0	99.6	8
Total managed assets-institutional	134.8	126.9	6
Managed Assets-Retirement Services
RiverSource collective funds	10.7	11.3	(5)
Managed Assets-Eliminations(2)	(5.4)	(4.6)	(17)
Total managed assets	283.4	260.1	9
Administered Assets(3)	63.9	74.4	(14)

Total Owned, Managed and Administered Assets	$440.0	$420.6	5

(1)        Includes cash and cash equivalents, restricted and segregated cash, receivables and other assets.

(2)        Includes eliminations for RiverSource mutual fund assets included in Ameriprise Financial wrap account assets.

(3)        Administered assets at September 30, 2005 included $15 billion of administered assets that were transferred as a result of the sale of our defined contribution recordkeeping business.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Consolidated

The following tables present our consolidated results of operations for the three months ended September 30, 2006 and 2005 and the impact of the deconsolidation of AMEX Assurance effective September 30, 2005 discussed previously:

	Three Months Ended September 30,		Change		AMEX Assurance Three Months Ended September 30,	Change Excluding AMEX Assurance
(in millions)	2006	2005	$	%	2005	$	%

Revenues
Management, financial advice and service fees	$720	$687	$33	5%	$1	$34	5%
Distribution fees	300	296	4	1	—	4	1
Net investment income	542	561	(19)	(3)	3	(16)	(3)
Premiums	244	202	42	21	(15)	27	12
Other revenues	171	127	44	35	(1)	43	34
Total revenues	1,977	1,873	104	6	(12)	92	5

Expenses
Compensation and benefits:
Field	428	408	20	5	35	55	15
Non-field	328	295	33	11	—	33	11
Total compensation and benefits	756	703	53	8	35	88	13
Interest credited to account values	317	337	(20)	(6)	—	(20)	(6)
Benefits, claims, losses and settlement expenses	233	190	43	23	(51)	(8)	(3)
Amortization of deferred acquisition costs	87	49	38	78	—	38	78
Interest and debt expense	32	16	16	#	—	16	#
Separation costs	87	92	(5)	(5)	—	(5)	(5)
Other expenses	248	305	(57)	(19)	1	(56)	(18)
Total expenses	1,760	1,692	68	4	(15)	53	3
Income before income tax provision and discontinued operations	217	181	36	20	3	39	22
Income tax provision	43	58	(15)	(26)	—	(15)	(26)
Income before discontinued operations	174	123	51	41	3	54	45
Income from discontinued operations, net of tax	—	2	(2)	#	—	(2)	#
Net income	$174	$125	$49	39	$3	$52	43

#                      Variance of 100% or greater.

The following non-GAAP measures are referred to in the accompanying discussion:

	Three Months Ended September 30,		Change
Non-GAAP Financial Measures (in millions)	2006	2005	$	%
Tax benefit attributable to separation costs	$30	$33	$(3)	(9)%
Separation costs, after-tax	57	59	(2)	(3)
AMEX Assurance net income	—	3	(3)	#
Income before discontinued operations excluding non-recurring separation costs and AMEX Assurance	231	179	52	29

#                      Variance of 100% or greater.

Overall

Consolidated net income for the three months ended September 30, 2006 was $174 million, up $51 million from income before discontinued operations of $123 million for the three months ended September 30, 2005. Income before discontinued operations excluding non-recurring separation costs and AMEX Assurance increased 29% to $231 million in the third quarter of 2006 compared to the third quarter of 2005. The net income growth in the quarter was positively impacted by strong net flows in wrap accounts and variable annuities which are less capital-intensive products. Market appreciation also had a favorable impact on results. These positive impacts were partially offset by lower account balances and spread compression in the fixed annuity and certificate products, higher performance-related management incentive compensation expense and increased interest expense from establishing an independent capital structure. Our intercompany debt with American Express prior to the Distribution of $1.6 billion was replaced with $1.5 billion of senior notes. In addition, we issued $500 million of junior notes in May 2006.  The senior notes and junior notes have higher interest costs than the intercompany debt.

Consolidated results in the third quarter reflect the impact of our annual third quarter detailed review of deferred acquisition cost (“DAC”) valuation assumptions (“DAC unlocking”) and lower legal and regulatory costs compared to the third quarter of 2005. The pretax benefit from DAC unlocking in the third quarter of 2006 was $25 million, compared to a benefit of $67 million in the third quarter of 2005. Pretax expenses in the third quarter of 2005 included $70 million related to the comprehensive settlement of a consolidated securities class action lawsuit.

Revenues

The growth in management, financial advice and service fees was primarily driven by our AA&I segment as a result of growth in our wrap assets and separate account assets, which had increases in related fees of $41 million and $27 million, respectively. These increases were partially offset by a decline in fees due to the sale of our defined contribution recordkeeping business, which had fees of $16 million in the third quarter of 2005. In addition, management financial advice and service fees of our Threadneedle operations reflect a decline relative to the prior year as a result of $28 million in hedge fund performance fees included in the third quarter of 2005, partially offset by underlying year over year growth in fees due to higher levels of Threadneedle managed assets relative to the prior year. The annual Threadneedle hedge fund performance fees earned in 2006 will be reflected in the fourth quarter.

Distribution fees in the third quarter of 2006 rose $4 million to $300 million as a result of continued growth in our brokerage business and advisor productivity, offset by the impact of a mix shift from sales of loaded mutual funds to sales of load-waived mutual funds within wrap accounts.

Net investment income for the three months ended September 30, 2006 decreased $19 million from the same period in 2005, reflecting the ongoing trend of declining assets supporting the fixed annuity and certificate products partially offset by increases in general account assets supporting life and health and auto and home reserves. Net realized investment gains increased $20 million to $14 million from a net realized investment loss of $6 million in the third quarter of 2005. Net gains on trading securities and equity method investments in hedge funds were $18 million less this quarter than in the prior year quarter. The lower net gains were mainly due to a loss of $20 million on a single externally-managed hedge fund investment during the current quarter. This loss was partially offset by a benefit from certain hedge fund limited partnerships managed by RiverSource that are being consolidated beginning in 2006 in accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). We also recognized an offsetting expense for the third quarter of 2006 related to these consolidated hedge fund limited partnerships which was recorded in the other expenses line item.

Premiums in the third quarter of 2006 increased by $42 million, or 21%, compared to the same period in 2005. Excluding a reduction to premiums of $15 million related to AMEX Assurance from the third quarter of 2005, premiums increased by $27 million in the third quarter of 2006. Average policy counts related to auto and home increased 8% for the third quarter of 2006 over the third quarter of 2005, which led to an increase in premiums of $8 million. In addition, a review of our long term care reinsurance arrangement during the third quarter of 2006 resulted in an increase to premiums of $15 million.

Other revenues for the three months ended September 30, 2006 included $28 million of revenues related to certain property fund limited partnerships managed by Threadneedle that are being consolidated beginning in 2006 in accordance with EITF 04-5. We also recognized an offsetting $27 million of additional expense for the third quarter of 2006 related to these consolidated property fund limited partnerships, including $25 million in other expenses and $2 million in interest expense. The balance of the increase in other revenues was primarily driven by growth in variable annuity rider fees and cost of insurance revenues for variable universal life (“VUL”) and universal life (“UL”) products.

Expenses

Total expenses in the third quarter reflect the impact of DAC unlocking. For the third quarter of 2006, we recorded a net benefit from DAC unlocking of $25 million, primarily comprised of a $38 million benefit in DAC amortization expense and a $12 million increase in benefits, claims, losses and settlement expenses. DAC unlocking for the third quarter of 2005 resulted in a $67 million reduction to DAC amortization.

The DAC unlocking net benefit for the third quarter of 2006 primarily reflected a $25 million benefit from modeling increased product persistency and a $15 million benefit from modeling improvements in mortality, offset by negative impacts of $8 million from modeling lower variable product fund fee revenue and $8 million from model changes related to variable life second to die insurance.

The DAC unlocking net benefit for the third quarter of 2005 primarily reflected a $32 million benefit from modeling improvements in mortality, a $33 million benefit from lower surrender rates than previously assumed and higher associated surrender charges and a $2 million net benefit from other changes in DAC valuation assumptions.

Compensation and benefits–field in the third quarter of 2005 included $35 million in ceding commissions paid to American Express. Excluding this item from the prior year quarter, compensation and benefits-field increased $55 million, or 15%. This increase was primarily the result of overall business growth as reflected by the 14% growth in GDC.

Compensation and benefits–non-field for the three months ended September 30, 2006 reflect higher costs related to operating as an independent company following the Distribution and higher performance-based compensation as a result of strong overall results as well as investment management performance.

Continued declines in fixed annuity balances continued to drive down interest credited to account values. Although certificate account balances have also continued to decline, the related decrease in interest credited to account values was offset by higher interest crediting rates primarily due to increased short-term interest rates and the impact of higher equity markets on the crediting rates for equity indexed annuities and stock market certificates.

Benefits, claims, losses and settlement expenses for the third quarter of 2006 are higher relative to the prior year quarter as a result of a $60 million benefit from the impact of ceding AMEX Assurance reserves reflected in the third quarter of 2005, partially offset by a lower impact from reserve adjustments related to certain Protection segment products. In the third quarter of 2006, these expenses included $12 million related to DAC unlocking attributable to our VUL/UL products. In the third quarter of 2005, these expenses reflected the addition of $13 million to long term care maintenance expense reserves and the assumption of $9 million in errors and omissions (“E&O”) reserves from AMEX Assurance.

Amortization of DAC in the third quarter of 2006 increased $38 million from the third quarter of last year, reflecting the impact of DAC unlocking related to amortization in each period. DAC unlocking resulted in a reduction to amortization of $38 million in the third quarter of 2006 compared to a reduction of $67 million in the third quarter of 2005. In addition, we had higher DAC amortization related to auto and home insurance products as a result of shorter amortization periods relative to the prior year and, to a lesser extent, higher DAC balances due to increased business.

Interest and debt expense increased $16 million to $32 million for the third quarter of 2006 compared to the third quarter of 2005, reflecting higher outstanding debt balances at higher interest rates. The higher overall debt levels and interest cost were primarily attributable to the junior notes we issued in May 2006, which added $500 million of long-term debt and $9 million to interest and debt expense for the third quarter of 2006. Additionally, the interest on our $1.5 billion of senior notes, which replaced our intercompany indebtedness with American Express, was $19 million for the third quarter of 2006 compared to interest on American Express debt of $14 million in the third quarter of 2005. Also included in interest and debt expense for the third quarter of 2006  was $2 million of interest on non-recourse debt of the consolidated property fund limited partnerships. This nonrecourse debt was repaid in September 2006.

Separation costs incurred in the third quarter of 2006 were $87 million, the largest component of which related to reestablishing our technology infrastructure. Separation costs incurred in the third quarter of 2005 of $92 million were primarily related to advisor retention program costs, technology costs and costs associated with establishing the Ameriprise Financial brand. Since the announcement of the Separation, we have incurred separation costs of $531 million. We have estimated that we will incur approximately $875 million in total pretax separation costs, most of which are estimated to be incurred by December 31, 2007.

Other expenses for the third quarter of 2006 decreased $57 million, or 19%, compared to the third quarter of 2005. Other expenses in the third quarter of 2006 included expenses of the consolidated property fund and hedge fund limited partnerships of $25 million and $12 million, respectively. The third quarter of 2005 included a $70 million charge related to the comprehensive settlement of a consolidated securities class action lawsuit.

Income Taxes

Our effective tax rate was 19.8% for the three months ended September 30, 2006 compared to 32.0% for the three months ended September 30, 2005. Our effective tax rate for the third quarter of 2006 reflects a $13 million tax benefit related to the finalization of the prior year tax returns. The effective tax rate for the third quarter of 2005 includes a $20 million tax expense applicable to prior years, partially offset by a $7 million tax benefit related to the finalization of the prior year tax returns. The effective tax rates are also impacted by the levels of pretax income relative to tax advantaged items in each period.

Segments

The following tables present summary financial information by segment and reconciliation to consolidated totals derived from Note 11 to our Consolidated Financial Statements for the three months ended September 30, 2006 and 2005:

(in millions)	2006	Percent Share of Total	2005	Percent Share of Total
Total revenues
Asset Accumulation and Income	$1,423	72%	$1,384	74%
Protection	498	25	446	24
Corporate and Other	67	3	50	2
Eliminations	(11)	—	(7)	—
Consolidated total revenues	$1,977	100%	$1,873	100%

Total expenses
Asset Accumulation and Income	$1,231	70%	$1,200	71%
Protection	347	20	314	19
Corporate and Other	193	11	185	10
Eliminations	(11)	(1)	(7)	—
Consolidated total expenses	$1,760	100%	$1,692	100%

Pretax segment income (loss)
Asset Accumulation and Income	$192	88%	$184	102%
Protection	151	70	132	73
Corporate and Other	(126)	(58)	(135)	(75)
Consolidated income before income tax provision and discontinued operations	$217	100%	$181	100%

Asset Accumulation and Income

The following table presents financial information for our AA&I segment:

	Three Months Ended September 30,		Change
(in millions)	2006	2005	$	%

Revenues
Management, financial advice and service fees	$657	$623	$34	5%
Distribution fees	272	269	3	1
Net investment income	443	480	(37)	(8)
Other revenues	51	12	39	#
Total revenues	1,423	1,384	39	3
Expenses
Compensation and benefits-field	370	331	39	12
Interest credited to account values	281	300	(19)	(6)
Benefits, claims, losses and settlement expenses	3	7	(4)	(57)
Amortization of deferred acquisition costs	98	69	29	42
Interest and debt expense	4	—	4	#
Other expenses	475	493	(18)	(4)
Total expenses	1,231	1,200	31	3
Pretax segment income	$192	$184	$8	4

#                      Variance of 100% or greater.

Overall

Our AA&I segment results were led by continued growth in our brokerage business driven by strong net flows into wrap accounts and other brokerage activity. We also experienced strong net flows in our variable annuity products while our fixed annuity and certificate products continued to experience net outflows. Our RiverSource Funds continued to experience declining net outflows.

Revenues

Management, financial advice and service fees increased primarily as a result of growth in our wrap assets and annuity variable account assets, partially offset by a decline in fees due to the sale of our defined contribution recordkeeping business in the second quarter of 2006 and fees related to certain hedge funds that were included in the third quarter of 2005. Our brokerage business had an increase in management, financial advice and service fees of $43 million driven by the net increases in Ameriprise Financial and SAI wrap account assets of 27% and 52%, respectively, since September 30, 2005. Management, financial advice and service fees related to variable annuities increased $27 million and were driven by higher levels of annuity variable account values, which increased 24% to $39.3 billion over September 30, 2005. We had fees of $16 million related to our defined contribution recordkeeping business in the third quarter of 2005. Management, financial advice and service fees of our Threadneedle operations reflect a decline relative to the prior year quarter as a result of $28 million in hedge fund performance fees included in the third quarter of 2005, partially offset by underlying year over year growth in fees due to higher levels of Threadneedle managed assets relative to the prior year. The annual Threadneedle hedge fund performance fees earned in 2006 will be reflected in the fourth quarter.

Distribution fees for the third quarter of 2006 increased $3 million compared to the third quarter of 2005, but decreased $25 million from the second quarter of 2006. Although distribution fees for SAI rose $10 million in the third quarter of 2006 over the prior year quarter due to increased brokerage activity and more advisors, this growth was nearly offset by declines in fees within the branded advisor network as a result of a mix shift from sales of loaded mutual funds, which generate distribution fees, to sales of load-waived mutual funds within wrap accounts.

Net investment income declined $37 million compared to the prior year quarter. The decline was primarily attributable to lower asset balances in fixed annuity and certificate products. This negative impact was partially offset by the net positive impact from options used to hedge stock market certificates, equity indexed annuities and Guaranteed Minimum Withdrawal Benefit (“GMWB”) riders on certain variable annuities. In addition, net realized investment gains improved $20 million from a loss of $8 million in the third quarter of 2005 to a $12 million gain in the third quarter of 2006. Also contributing to the decline in net investment income were lower net gains on trading securities and equity method investments in hedge funds, which reflect an allocation of $15 million of the hedge fund investment loss discussed previously, partially offset by a benefit from the consolidated hedge fund limited partnerships. The expenses related to the consolidated hedge fund limited partnerships are reflected in other expenses.

Other revenues in the third quarter of 2006 included $28 million related to the consolidated property fund limited partnerships. The expenses related to the consolidated property fund limited partnerships are primarily reflected in other expenses. The balance of the increase in other revenues for the third quarter of 2006 was primarily attributable to higher contract and GMWB rider charges related to our variable annuity products.

Expenses

Compensation and benefits-field for the third quarter of 2006 increased $39 million, or 12%, over the third quarter of 2005. The majority of this increase was the result of higher asset-based compensation associated with the increases in wrap account and annuity variable account assets.

The decrease in interest credited to account values of $19 million, or 6%, for third quarter of 2006 compared with the prior year quarter was primarily attributable to continued declines in fixed annuity and certificate balances. This decrease was partially offset by increased certificate crediting rates due to higher short-term interest rates and the impact of stock market appreciation on the crediting rates for stock market certificates and equity indexed annuities. The related net benefit from economically hedging stock market certificates and equity indexed annuities is reflected in net investment income.

Amortization of DAC in the third quarter of 2006 increased $29 million compared to the same period in 2005, primarily due to the impact of DAC unlocking in each period. DAC unlocking for the third quarter of 2006 resulted in a net increase to amortization of $14 million, reflecting an increase of $20 million related to variable annuities and a decrease of $6 million related to fixed annuities. DAC unlocking for the third quarter of 2005 resulted in a decrease to amortization of $14 million, comprised of $5 million related to variable annuities and $9 million related to fixed annuities. Continued growth in our variable annuity business and the associated DAC balance, along with the impact of GMWB, contributed to an increase in DAC amortization of $9 million, most of which was offset by a decline in DAC amortization related to proprietary funds as a result of a lower proprietary mutual fund DAC balance and lower redemption write-offs.

Interest and debt expense for the three months ended September 30, 2006 included $2 million of interest on non-recourse debt of the consolidated property fund limited partnerships, which was repaid during the third quarter of 2006.

Other expenses in the third quarter of 2006 declined $18 million, or 4%, compared with the third quarter of 2005. Other expenses in the third quarter of 2006 included costs related to the consolidated property fund and hedge fund limited partnerships discussed previously of $25 million and $12 million, respectively, while other expenses in the third quarter of 2005 included $70 million related to the comprehensive settlement of a consolidated securities class action lawsuit. Other expenses for the third quarter of 2006 increased as a result of higher allocated corporate and support function costs, including non-field compensation and benefits, attributable to the AA&I segment, partially offset by $20 million of expense savings related to the sale of our defined contribution recordkeeping business in the second quarter of 2006.

Protection

The following table presents financial information for our Protection segment for the periods indicated and the impact of the deconsolidation of AMEX Assurance effective September 30, 2005 discussed previously:

	Three Months Ended September 30,		Change		AMEX Assurance Three Months Ended September 30,	Change Excluding AMEX Assurance
(in millions)	2006	2005	$	%	2005	$	%
Revenues
Management, financial advice and service fees	$20	$17	$3	18%	$1	$4	25%
Distribution fees	27	27	—	—	—	—	—
Net investment income	87	87	—	—	3	3	4
Premiums	249	207	42	20	(15)	27	12
Other revenues	115	108	7	6	(1)	6	6
Total revenues	498	446	52	12	(12)	40	9

Expenses
Compensation and benefits-field	22	47	(25)	(53)	35	10	83
Interest credited to account values	36	37	(1)	(3)	—	(1)	(3)
Benefits, claims, losses and settlement expenses	230	183	47	26	(51)	(4)	(2)
Amortization of deferred acquisition costs	(11)	(20)	9	(45)	—	9	(45)
Other expenses	70	67	3	4	1	4	6
Total expenses	347	314	33	11	(15)	18	5
Pretax segment income	$151	$132	$19	14	$3	$22	17

Overall

Our Protection segment results for the third quarter of 2006 reflect continued growth in our auto and home and life insurance products. Life insurance in-force at September 30, 2006 increased 9% since September 30, 2005 to $171 billion. Separate account assets underlying our VUL products at September 30, 2006 grew 11% to $7.9 billion.

Revenues

The increase in management, financial advice and service fees was primarily driven by the fees generated from higher levels of VUL variable account values during the third quarter of 2006.

Net investment income for the third quarter of 2006 was flat when compared to the same period of the prior year. Lower net investment income attributable to our VUL/UL products was impacted by the allocation of $5 million of the hedge fund investment loss discussed previously, offset by the positive impact of increased assets and capital supporting the growth of our auto and home products.

Premiums increased $42 million for the third quarter of 2006 compared to the same period of the prior year. Premiums excluding AMEX Assurance increased $27 million, or 12%. Auto and home premiums for the third quarter of 2006 increased $8 million, or 6%, over the third quarter of 2005 and were driven by a continued increase in policy counts. In addition, a review of our long term care reinsurance arrangement during the third quarter of 2006 resulted in an increase to premiums of $15 million.

The increase in other revenues for the third quarter of 2006 compared to the prior year quarter was primarily attributable to the growth in VUL/UL products which resulted in higher cost of insurance revenues in the third quarter of 2006.

Expenses

Compensation and benefits-field for the third quarter of 2006 decreased $25 million compared to the third quarter of 2005. The amount attributable to AMEX Assurance was related to ceding commissions paid by us for the AMEX Assurance reinsurance contracts. Excluding AMEX Assurance, compensation and benefits-field increased $10 million over the third quarter of 2005, primarily as a result of the favorable impact in the third quarter of 2005 of a $9 million ceding commission related to the assumption of E&O reserves from AMEX Assurance.

Benefits, claims, losses and settlement expenses for the third quarter of 2006 increased $47 million, or 26%, compared to the third quarter of 2005. Excluding AMEX Assurance, these expenses decreased $4 million, or 2%. In the third quarter of 2006, these expenses included $12 million related to DAC unlocking attributable to our VUL/UL products and $5 million in higher costs related to UL products due to larger claim size on death benefits compared to the third quarter of 2005. In the third quarter of 2005, these expenses reflected the addition of $13 million to long term care maintenance expense reserves and the assumption of $9 million in E&O reserves from AMEX Assurance.

Amortization of DAC for the third quarter of 2006 increased by $9 million compared to the third quarter of 2005. This increase was primarily attributable to higher DAC amortization related to auto and home insurance products as a result of shorter amortization periods relative to the prior year and, to a lesser extent, higher DAC balances due to increased business. The total DAC unlocking benefit, primarily related to our VUL/UL products, was comparable in each period, reducing DAC amortization for the three months ended 2006 and 2005 by $52 million and $53 million, respectively.

Corporate and Other

The following table presents financial information for our Corporate segment for the periods indicated:

	Three Months Ended September 30,		Change
(in millions)	2006	2005	$	%
Revenues
Management, financial advice and service fees	$46	$47	$(1)	(2)%
Distribution fees	1	—	1	#
Net investment income (loss)	14	(6)	20	#
Other revenues	6	9	(3)	(33)
Total revenues	67	50	17	34
Expenses
Compensation and benefits-field	42	35	7	20
Interest and debt expense	30	16	14	88
Separation costs	87	92	(5)	(5)
Other expenses	34	42	(8)	(19)
Total expenses	193	185	8	4
Pretax segment loss	$(126)	$(135)	$9	(7)

#                      Variance of 100% or greater.

Overall

The reduction in Corporate pretax segment loss for the third quarter of 2006 was primarily attributable to the improvement in net investment income, partially offset by higher interest and debt expense associated with establishing our long-term corporate capital structure.

Revenues

Net investment income (loss) improved $20 million to $14 million for the third quarter of 2006 compared to a loss of $6 million for the third quarter of 2005. This improvement was driven by higher average invested assets, primarily related to the capital contribution from American Express prior to the Distribution and the issuance of the junior notes during the second quarter of 2006.

Expenses

Compensation and benefits-field increased by $7 million to $42 million for the third quarter of 2006 compared to the third quarter of 2005 and was driven by an increase in financial planning revenue as well as a payout rate increase.

Our Corporate segment includes interest expense on debt considered part of our corporate capital structure. Interest and debt expense for the three months ended September 30, 2006 reflects $9 million of interest on the junior notes and $19 million of interest on our $1.5 billion senior notes compared to interest on American Express debt of $14 million for the three months ended September 30, 2005.

We retain all separation costs in the Corporate segment. As discussed previously, the majority of separation costs for the third quarter of 2006 related to reestablishing our technology infrastructure. Separation costs incurred in the third quarter of 2005 primarily related to advisor retention program costs, technology costs and costs associated with establishing the Ameriprise Financial brand.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Consolidated

The following tables present our consolidated results of operations for the nine months ended September 30, 2006 and 2005 and the impact of the deconsolidation of AMEX Assurance effective September 30, 2005 discussed previously:

	Nine Months Ended September 30,		Change		AMEX Assurance Nine Months Ended September 30,	Change Excluding AMEX Assurance
(in millions)	2006	2005	$	%	2005	$	%

Revenues
Management, financial advice and service fees	$2,151	$1,927	$224	12%	$3	$227	12%
Distribution fees	926	873	53	6	—	53	6
Net investment income	1,638	1,667	(29)	(2)	9	(20)	(1)
Premiums	693	751	(58)	(8)	127	69	11
Other revenues	571	397	174	44	(1)	173	43
Total revenues	5,979	5,615	364	6	138	502	9

Expenses
Compensation and benefits:
Field	1,287	1,141	146	13	37	183	17
Non-field	974	854	120	14	—	120	14
Total compensation and benefits	2,261	1,995	266	13	37	303	15
Interest credited to account values	948	976	(28)	(3)	—	(28)	(3)
Benefits, claims, losses and settlement expenses	685	646	39	6	(12)	27	4
Amortization of deferred acquisition costs	368	319	49	15	17	66	22
Interest and debt expense	83	52	31	60	—	31	60
Separation costs	238	168	70	42	—	70	42
Other expenses	802	841	(39)	(5)	14	(25)	(3)
Total expenses	5,385	4,997	388	8	56	444	9
Income before income tax provision and discontinued operations	594	618	(24)	(4)	82	58	11
Income tax provision	134	171	(37)	(22)	26	(11)	(8)
Income before discontinued operations	460	447	13	3	56	69	18
Income from discontinued operations, net of tax	—	16	(16)	#	—	(16)	#
Net income	$460	$463	$(3)	(1)	$56	$53	13

#           Variance of 100% or greater.

The following non-GAAP measures are referred to in the accompanying discussion:

	Nine Months Ended September 30,		Change
Non-GAAP Financial Measures (in millions)	2006	2005	$	%
Tax benefit attributable to separation costs	$83	$59	$24	41%
Separation costs, after-tax	155	109	46	42
AMEX Assurance net income	—	56	(56)	#
Income before discontinued operations excluding non-recurring separation costs and AMEX Assurance	615	500	115	23

#           Variance of 100% or greater.

Overall

Consolidated net income for the nine months ended September 30, 2006 was $460 million, up $13 million from income before discontinued operations of $447 million for the nine months ended September 30, 2005. Income before discontinued operations excluding non-recurring separation costs and AMEX Assurance rose $115 million to $615 million for the nine months ended September 30, 2006 from $500 million for the nine months ended September 30, 2005.

Revenues

The increase in management, financial advice and service fees was primarily driven by our AA&I segment, which had increases in fees related to brokerage and variable annuities of $188 million and $87 million, respectively. These increases were partially offset by a decline in fees relative to the first nine months of 2005 of $21 million due to the sale of our defined contribution recordkeeping business in the second quarter of 2006 and $49 million of Threadneedle hedge fund performance fees included in the first nine months of 2005. The annual Threadneedle hedge fund performance fees earned in 2006 will be reflected in the fourth quarter.

Strong broker-dealer activity and advisor productivity continued to drive up distribution fees. Distribution fees in our brokerage business for the nine months ended September 30, 2006 increased $60 million over the same period in 2005, reflecting strong net flows into Ameriprise Financial and SAI wrap accounts as well as market appreciation. Distribution fees related to wrap accounts and our proprietary RiverSource mutual funds were negatively impacted by a decline in distribution fees from loaded mutual funds.

Net investment income for the nine months ended September 30, 2006 decreased $29 million from the same period in 2005, and $20 million when excluding AMEX Assurance.  Lower asset balances in our fixed annuity and certificate products contributed to the decline. Net realized investment gains were down $37 million to $24 million from a net realized investment gain of $61 million in the first nine months of 2005. Net gains on trading securities and equity method investments in hedge funds were $12 million higher this period. Included in this net gain was a benefit from the consolidation of hedge fund limited partnerships offset by the loss on a single externally-managed hedge fund investment. The expenses related to the consolidated hedge fund limited partnerships are included in other expenses.

Premiums declined by $58 million, or 8%, for the nine months ended September 30, 2006 compared to the same period in 2005. When $127 million of AMEX Assurance premiums are excluded from the 2005 period, premiums increased by $69 million, or 11%, of which $32 million related to auto and home insurance and $24 million related to disability income and long term care. Disability income and long term care premiums for the nine months ended September 30, 2006 included an increase to premiums of $15 million as a result of a review of our long term care reinsurance arrangement during the third quarter of 2006.

Other revenues in the first nine months of 2006 included $66 million from the sale of our defined contribution recordkeeping business and $60 million related to the consolidated property fund limited partnerships. The expenses related to the sale of our defined contribution recordkeeping business and the consolidated property fund limited partnerships are primarily reflected in other expenses. Other revenues in the first nine months of 2006 also reflect $18 million from recognizing previously deferred cost of insurance revenues. The balance of the growth in other revenues was primarily attributable to volume growth related to variable annuity riders and VUL/UL products.

Expenses

Compensation and benefits–field increased $146 million, or 13%, for the nine months ended September 30, 2006 compared to the same period in 2005. Excluding AMEX Assurance, compensation and benefits-field increased $183 million, or 17%, reflecting higher commissions paid as a result of the business growth and the increase in advisor assets under management.

The increase in compensation and benefits–non-field was primarily attributable to higher costs associated with being an independent company, including higher management and administration costs, as well as higher performance-based compensation in recognition of the year to date performance and strong investment management performance. In addition, during the first nine months of 2006, we recorded $16 million of severance and other costs related to the sale of our defined contribution recordkeeping business, $11 million of severance costs primarily related to our technology functions and $13 of other severance, primarily related to our ongoing reengineering initiatives to improve efficiencies in our business.

Interest credited to account values decreased $28 million, or 3%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, reflecting a decrease related to annuities of $44 million and a net increase related to certificates of $10 million. Lower interest credited as a result of declining investment certificate balances was more than offset by increased certificate crediting rates due to higher short-term interest rates and, to a lesser extent, stock market appreciation. The hedge benefit from the stock market appreciation is reflected in net investment income.

Benefits, claims, losses and settlement expenses for the nine months ended September 30, 2006 increased $39 million, or 6%, compared to the same period in 2005. Our VUL/UL and auto and home products had increases in these expenses of $29 million and $12 million respectively, partially offset by a $15 million decrease in expenses related to our variable annuity products. The higher VUL/UL expenses reflect the impact of the $12 million DAC unlocking reserve increase discussed previously, $7 million of additional claims expense in connection with the recognition of previously deferred cost of insurance revenues and increased claim costs. Benefits, claims, losses and settlement expenses for the first nine months of 2005 included a $12 million net reduction to expense related to AMEX Assurance. The increase in these expenses related to auto and home products was attributable to increased business partially offset by favorable loss experience.

Amortization of DAC in the first nine months of 2006 increased $49 million, or 15%, from the same period of last year. Excluding $17 million of AMEX Assurance expense from the first nine months of 2005, DAC amortization increased $66 million, or 22%. The reduction to DAC amortization from the third quarter DAC unlocking was $38 million in the third quarter of 2006, a decrease of $29 million from the third quarter DAC unlocking in 2005 of $67 million. In addition, we had higher DAC amortization related to auto and home insurance products in the first nine months of 2006 which included an adjustment to DAC balances of $28 million. DAC amortization related to auto and home insurance was also higher in the year to date 2006 period as a result of the effect of increased business and shorter amortization periods compared to the year to date 2005 period.

Interest and debt expense increased $31 million to $83 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Interest and debt expense in the first nine months of 2006 includes $13 million of interest on the junior notes and $56 million of interest on the $1.5 billion senior notes as compared to interest on American Express debt of $44 million for the first nine months of 2005. Also included in interest and debt expense for the 2006 period is $6 million of interest on non-recourse debt of the consolidated property fund limited partnerships.

Separation costs incurred during the first nine months of 2006 were $238 million compared with separation costs of $168 million in the first nine months of 2005. Separation costs incurred during the 2006 year to date period primarily related to technology costs and marketing and rebranding spending. Separation costs incurred during the 2005 year to date period were primarily related to advisor retention program costs, technology costs and costs associated with establishing the Ameriprise Financial brand.

Other expenses for the nine months ended September 30, 2006 decreased $39 million, or 5%, from the same period of 2005. Excluding $14 million of other expenses of AMEX Assurance from the first nine months of 2005, other expenses in the first nine months of 2006 decreased $25 million, or 3%, compared to the first nine months of 2005, primarily due to lower legal and regulatory costs in 2006. Legal and regulatory costs for the nine months ended September 30, 2005 included $100 million related to the comprehensive settlement of a consolidated securities class action lawsuit. This decrease was partially offset by $64 million of expense of the consolidated property fund limited partnerships and hedge fund limited partnerships and $14 million of expense, primarily related to the write-down of capitalized software, associated with the sale of our defined contribution recordkeeping business in the second quarter of 2006. In addition, the other expenses for the year to date period of 2006 reflect net expense savings of $18 million related to the sale of our defined contribution recordkeeping business.

Income Taxes

Our effective tax rate was 22.6% for the nine months ended September 30, 2006 compared to 27.7% for the nine months ended September 30, 2005. The lower effective tax rate for the year to date 2006 period compared to the year to date 2005 period was primarily driven by prior year taxes, which were a net benefit in 2006 and a net expense in 2005. Our effective tax rate for the first nine months of 2006 reflects a $13 million tax benefit related to the finalization of the prior year tax returns. The effective tax rate for the first nine months of 2005 was impacted by a $20 million tax expense applicable to prior years, partially offset by $3 million in tax benefits related to an IRS audit of prior years’ tax returns and a $7 million tax benefit related to the finalization of the prior year tax returns. In addition, the year to date effective tax rate in 2005 was impacted by higher non-tax deductible charges relative to 2006. The effective tax rates are also impacted by the levels of pretax income relative to tax advantaged items in each period.

Segments

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following tables present summary financial information by segment and reconciliation to consolidated totals derived from Note 11 to our Consolidated Financial Statements for the nine months ended September 30, 2006 and 2005:

(in millions)	2006	Percent Share of Total	2005	Percent Share of Total
Total revenues
Asset Accumulation and Income	$4,338	73%	$4,007	71%
Protection	1,467	25	1,477	26
Corporate and Other	205	3	150	3
Eliminations	(31)	(1)	(19)	—
Consolidated total revenues	$5,979	100%	$5,615	100%

Total expenses
Asset Accumulation and Income	$3,696	69%	$3,478	70%
Protection	1,150	21	1,102	22
Corporate and Other	570	11	436	8
Eliminations	(31)	(1)	(19)	—
Consolidated total expenses	$5,385	100%	$4,997	100%

Pretax segment income (loss)
Asset Accumulation and Income	$642	108%	$529	85%
Protection	317	53	375	61
Corporate and Other	(365)	(61)	(286)	(46)
Consolidated income before income tax provision and discontinued operations	$594	100%	$618	100%

Asset Accumulation and Income

The following table presents financial information for our AA&I segment:

	Nine Months Ended September 30,		Change
(in millions)	2006	2005	$	%
Revenues
Management, financial advice and service fees	$1,957	$1,724	$233	14%
Distribution fees	842	792	50	6
Net investment income	1,345	1,437	(92)	(6)
Other revenues	194	54	140	#
Total revenues	4,338	4,007	331	8
Expenses
Compensation and benefits-field	1,112	950	162	17
Interest credited to account values	840	867	(27)	(3)
Benefits, claims, losses and settlement expenses	19	31	(12)	(39)
Amortization of deferred acquisition costs	276	250	26	10
Interest and debt expense	12	—	12	#
Other expenses	1,437	1,380	57	4
Total expenses	3,696	3,478	218	6
Pretax segment income	$642	$529	$113	21

#                        Variance of 100% or greater.

Overall

Our AA&I segment results for the nine months ended September 30, 2006 were led by the growth in our brokerage business. AA&I pretax segment income was also positively impacted by the sale of our defined contribution recordkeeping business in the second quarter of 2006, which generated a net gain of $36 million and an expense reduction in the current year to date period relative to the same period last year of $18 million. These improvements to profitability were offset by the impact of lower account balances and spread compression in the fixed annuity and certificate products.

Revenues

The growth in our wrap assets and annuity variable account assets discussed previously contributed to increases in management, financial advice and service fees related to brokerage and variable annuities of $188 million and $87 million, respectively, partially offset by a decline in fees relative to the first nine months of 2005 of $21 million due to the sale of our defined contribution recordkeeping business in the second quarter of 2006 and $49 million of Threadneedle hedge fund performance fees included in the first nine months of 2005. The annual Threadneedle hedge fund performance fees earned in 2006 will be reflected in the fourth quarter.

The majority of the growth in distribution fees were generated through our brokerage business, which had an increase in distribution fees of $60 million for the year to date period of 2006 over the year to date period of 2005. This growth in brokerage revenues was partially offset by a decline in distribution fees related to RiverSource mutual funds of $13 million largely due to lower fees on fewer proprietary mutual fund shares.

Net investment income declined $92 million compared to the first nine months of 2005, reflecting lower account balances on fixed annuity and certificate products. Net realized investment gains declined $17 million from the prior period. Net gains on trading securities and equity method investments in hedge funds included a benefit from the consolidation of hedge fund limited partnerships which was offset by the loss on a single externally-managed hedge fund investment. The expenses related to the consolidated hedge fund limited partnerships are reflected in other expenses.

Other revenues in the first nine months of 2006 included $66 million from the sale of our defined contribution recordkeeping business and $60 million related to the consolidated property fund limited partnerships. The expenses related to the consolidated property fund limited partnerships and the sale of our defined contribution recordkeeping business are primarily reflected in other expenses.

Expenses

The 17% increase in compensation and benefits-field reflects higher commissions paid driven by strong sales activity and higher advisor assets under management.

Interest credited to account values for the first nine months of 2006 declined $27 million compared to the first nine months of 2005 primarily as a result of a continued decline in fixed annuity account balances which led to $44 million less interest credited during the year to date 2006 period. The decrease related to variable annuities was partially offset by a $10 million net increase in interest credited on investment certificates. Certificate crediting rates increased as a result of higher short-term interest rates and, to a lesser extent, stock market appreciation, but were more than offset by lower interest credited due to declining investment certificate balances. The hedge benefit from the stock market appreciation is reflected in net investment income.

The decrease in benefits, claims, losses and settlement expenses for the first nine months of 2006 was primarily attributable to our variable annuity business which had a decrease of $38 million in GMWB rider costs partially offset by an increase of $16 million in Guaranteed Minimum Death Benefit costs.

The increase in DAC amortization for the first nine months of 2006 was primarily due to the impact of DAC unlocking discussed previously, which was a net increase to amortization of $14 million in 2006 compared to a net decrease to amortization of $14 million in 2005. A lower proprietary mutual fund DAC balance and lower redemption write-offs led to a decline in DAC amortization of $23 million, which was offset by higher DAC amortization as a result of continued growth in our variable annuity business and the associated DAC balance, along with the impact of GMWB.

Interest and debt expense for the nine months ended September 30, 2006 included $6 million of interest expense on non-recourse debt of the consolidated property fund limited partnerships.

For the nine months ended September 30, 2006, other expenses, which primarily reflect allocated corporate and support function costs, included $64 million of expense of the consolidated property fund limited partnerships and hedge fund limited partnerships and $30 million of costs associated with the sale of our defined contribution recordkeeping business in the second quarter of 2006. The sale related costs were offset by expense savings related to the defined contribution recordkeeping business following the sale. Legal and regulatory costs in the 2005 year to date period included $100 million of expense related to the settlement of a consolidated securities class action lawsuit. Other expenses for the first nine months of 2006 were also impacted by higher non-field compensation and benefits, included in other expenses on a segment reporting basis, as a result of increased performance-related management incentive compensation.

Protection

The following table presents financial information for our Protection segment for the periods indicated and the impact of the deconsolidation of AMEX Assurance effective September 30, 2005 discussed previously:

	Nine Months Ended September 30,		Change		AMEX Assurance Nine Months Ended September 30,	Change Excluding AMEX Assurance
(in millions)	2006	2005	$	%	2005	$	%
Revenues
Management, financial advice and service fees	$58	$49	$9	18%	$3	$12	26%
Distribution fees	82	81	1	1	—	1	1
Net investment income	262	258	4	2	9	13	5
Premiums	709	767	(58)	(8)	127	69	11
Other revenues	356	322	34	11	(1)	33	10
Total revenues	1,467	1,477	(10)	(1)	138	128	10

Expenses
Compensation and benefits-field	67	92	(25)	(27)	37	12	22
Interest credited to account values	108	109	(1)	(1)	—	(1)	(1)
Benefits, claims, losses and settlement expenses	666	615	51	8	(12)	39	6
Amortization of deferred acquisition costs	92	69	23	33	17	40	77
Other expenses	217	217	—	—	14	14	7
Total expenses	1,150	1,102	48	4	56	104	10
Pretax segment income	$317	$375	$(58)	(15)	$82	$24	8

Overall

Pretax segment income for the nine months ended September 30, 2006 decreased $58 million, or 15%, compared to the same period in 2005. Pretax segment income excluding AMEX Assurance increased $24 million, or 8%, over the first nine months of 2005.

Revenues

The increase in management, financial advice and service fees was primarily driven by fees generated from higher levels of VUL variable account values during the third quarter of 2006.

Net investment income for the nine months ended September 30, 2006 increased $4 million compared to the nine months ended September 30, 2005. Net investment income excluding AMEX Assurance increased $13 million. Higher net investment income related to higher capital supporting the growth of our auto and home business was partially offset by a decline of $8 million in net realized investment gains.

Premiums for the first nine months of 2006 decreased $58 million, or 8%, compared to the same period of the prior year. Premiums excluding AMEX Assurance increased $69 million, or 11%, primarily driven by premium increases of $44 million in auto and home and $23 million in disability income and long term care. The growth in disability income and long term care premiums included an adjustment to premiums of $15 million as a result of a review of our long term care reinsurance arrangement during the third quarter of 2006.

The increase in other revenues for the nine months ended September 30, 2006 was primarily related to VUL/UL products. The recognition of previously deferred cost of insurance revenues related to VUL/UL insurance added $18 million to the 2006 period. The balance of the revenue growth was primarily volume-related.

Expenses

Compensation and benefits-field for the first nine months of 2006 decreased $25 million compared to the first nine months of 2005. Excluding AMEX Assurance, compensation and benefits-field increased $12 million, primarily as a result of the favorable impact in the third quarter of 2005 of a $9 million ceding commission related to the assumption of E&O reserves from AMEX Assurance and to a lesser extent, overall business growth.

Benefits, claims, losses and settlement expenses for the nine months ended September 30, 2006 increased $51 million, or 8%, compared to the nine months ended September 30, 2005. Excluding a $12 million net reduction to expense related to AMEX Assurance, these expenses rose $39 million, or 6%, primarily due to increases in expenses related to our VUL/UL and auto and home products of $29 million and $12 million respectively. The higher VUL/UL expenses for the 2006 period included the DAC unlocking reserve increase discussed previously of $12 million, $7 million of additional claims expense in connection with the recognition of previously deferred cost of insurance revenues and increased claim costs. The net increase in these expenses related to auto and home products were due to higher average auto and home insurance policies in-force, partially offset by a $12 million reduction to reserves to reflect an improving loss ratio relative to accident years 2004 and 2005.

Amortization of DAC for the first nine months of 2006 increased $23 million, or 33%, compared to the first nine months of 2005. Excluding AMEX Assurance, amortization of DAC increased $40 million, or 77%. We recognized $28 million of additional DAC amortization in the 2006 period as a result of an adjustment to DAC balances related to auto and home insurance. DAC amortization related to auto and home insurance is also higher in the year to date 2006 period as a result of the effect of increased business and shorter amortization periods compared to the year to date 2005 period.

Other expenses for the first nine months of 2006 were level with the first nine months of 2005. Other expenses excluding AMEX Assurance increased $14 million, or 7%. This increase was primarily attributable to higher allocated corporate and support function costs, including non-field compensation and benefits, attributable to the Protection segment.

Corporate and Other

The following table presents financial information for our Corporate segment for the periods indicated:

	Nine Months Ended September 30,		Change
(in millions)	2006	2005	$	%
Revenues
Management, financial advice and service fees	$145	$154	$(9)	(6)%
Distribution fees	2	—	2	#
Net investment income (loss)	36	(28)	64	#
Other revenues	22	24	(2)	(8)
Total revenues	205	150	55	37
Expenses
Compensation and benefits-field	125	115	10	9
Interest and debt expense	76	52	24	46
Separation costs	238	168	70	42
Other expenses	131	101	30	30
Total expenses	570	436	134	31
Pretax segment loss	$(365)	$(286)	$(79)	28

#                        Variance of 100% or greater.

Overall

Our Corporate pretax segment loss was $365 million for the nine months ended September 30, 2006, compared to $286 million for the same period in 2005. The higher pretax segment loss in the 2006 year to date period was primarily due to the $70 million increase in separation costs, as the improvement to investment income was offset by higher interest and debt expense and other expenses.

Revenues

Net investment income (loss) for the first nine months of 2006 increased $64 million to income of $36 million compared to a loss of $28 million for the first nine months of 2005. This improvement was primarily attributable to higher invested assets, partially offset by a decrease in net realized investment gains of $12 million.

Expenses

Compensation and benefits-field for the first nine months of 2006 increased by $10 million over the first nine months of 2005 and was primarily driven by an increase in financial planning revenue.

Interest and debt expense for the nine months ended September 30, 2006 included $13 million of interest on the junior notes and $56 million of interest on our $1.5 billion senior notes compared to interest on American Express debt of $44 million for the nine months ended September 30, 2005.

Separation costs for the first nine months of 2006 increased $70 million over the first nine months of 2005. During the first nine months of 2006, separation costs were primarily comprised of technology costs and marketing and rebranding spending. For the first nine months of 2005, separation costs were primarily related to advisor retention program costs, technology costs and costs associated with establishing the Ameriprise Financial brand.

Other expenses in the first nine months of 2006 increased $30 million, or 30%, compared to the first nine months of 2005. For the nine months ended September 30, 2006, we incurred $24 million of severance costs, of which $13 million was primarily related to our ongoing reengineering initiatives to improve efficiencies in our business and $11 million was primarily related to our technology functions. The balance of the increase in other expenses was attributable to higher costs associated with being an independent entity, as well as higher expenses related to corporate projects and other corporate activities.

Liquidity and Capital Resources

We maintained substantial liquidity during the first nine months of 2006. At September 30, 2006 we had $3.3 billion in cash and cash equivalents, an increase of $1.2 billion from the balance at June 30, 2006 of $2.1 billion. This increase was primarily due to $1.0 billion of cash we received in connection with the September 2006 acquisition of customer loans and assumption of customer deposits of AEBFSB. We have additional liquidity available through an unsecured revolving credit facility for $750 million that expires in September 2010.  Under the terms of the underlying credit agreement, we can increase this facility to $1.0 billion. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this facility but we have had outstanding letters of credit, which have been insignificant. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

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

Actual capital and regulatory capital requirements for such subsidiaries were as follows:

	Actual Capital as of
(in millions)	September 30, 2006	December 31, 2005	Regulatory Capital Requirement

IDS Life Insurance Company(1)(4)	$3,340	$3,270	$751
American Enterprise Life Insurance Company(1)(4)	593	583	125
IDS Property Casualty Insurance Company(1)(5)	503	448	112
Ameriprise Certificate Company(2)(5)	288	333	250
AMEX Assurance Company(1)(4)	116	115	23
IDS Life Insurance Company of New York(1)(4)	245	246	40
Threadneedle Asset Management Holdings Ltd.(3)	207	187	123
American Enterprise Investment Services Inc.(2)(5)	59	97	6
Ameriprise Financial Services, Inc.(2)(5)	115	47	#
American Partners Life Insurance Company(1)(4)	76	68	11
American Centurion Life Assurance Company(1)(4)	68	62	13
Ameriprise Trust Company(5)	47	47	38
Ameriprise Insurance Company(1)(5)	47	—	2
Securities America, Inc.(2)(5)	10	15	#
Ameriprise Bank, FSB(6)	172	—	93
RiverSource Distributors, Inc.(2)(5)	#	—	#

#           Amounts are less than $1 million.

(1)        Actual capital is determined on a statutory basis.

(2)        Actual capital is determined on an adjusted U.S. GAAP basis.

(3)        Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. Both actual capital and regulatory capital requirements are as of June 30, 2006, based on the most recent required U.K. filing.

(4)        Regulatory capital requirement is based on the most recent statutory risk-based capital filing, as of December 31, 2005.

(5)        Regulatory capital requirement is based on applicable regulatory requirement, calculated as of September 30, 2006.

(6)        Actual capital and regulatory capital requirement are based upon the Tier 1 (core) capital calculations in accordance with the Office of Thrift Supervision and Federal Deposit Insurance Corporation regulations.

In addition to the particular regulations restricting dividend payments and establishing subsidiary capitalization requirements, we take into account the overall health of the business, capital levels and risk management considerations in determining a dividend strategy for payments to our company from our subsidiaries, and in deciding to use cash to make capital contributions to our subsidiaries. On May 15 and September 26, 2006, IDS Life paid extraordinary dividends of $100 million on each date to Ameriprise Financial. Prior to the payment of each of these dividends, IDS Life made the required advance notice to the Minnesota Department of Commerce, its primary state regulator, and received a response from it stating that it did not object to the payment of these dividends.

Operating Activities

For the nine months ended September 30, 2006, net cash provided by operating activities was $716 million compared to $386 million for the first nine months of 2005, an increase of $330 million. This increase was primarily attributable to a lower level of segregated cash at September 30, 2006.

Other assets and other liabilities at September 30, 2006 included $406 million and $557 million, respectively, of certain limited partnerships which are consolidated beginning in 2006 pursuant to EITF 04-5.

Investing Activities

For the nine months ended September 30, 2006, net cash provided by investing activities was $3.4 billion compared to net cash used in investing activities of $664 million for the nine months ended September 30, 2005, a cash flow improvement of $4.1 billion. The majority of this cash flow improvement was attributable to our Available-for-Sale-investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities. Purchases of Available-for-Sale securities decreased $4.2 billion to $2.2 billion for the nine months ended September 30, 2006 compared to $6.4 billion for the nine months ended September 30, 2005. Proceeds from sales of Available-for-Sale securities for the nine months ended September 30, 2006 decreased $1.4 billion to $2.1 billion from $3.5 billion for the nine months ended September 30, 2005.

Investing activities for the nine months ended September 30, 2006 also included $1.0 billion related to the purchase of customer loans and assumption of customer deposits from AEBFSB in connection with our launch of Ameriprise Bank in September 2006. The transaction, recorded at fair value, included $963 million of customer deposits and $12 million of customer loans. We also received cash of $951 million from AEBFSB in connection with this purchase. For more information about Ameriprise Bank and the purchase of assets and assumption of liabilities from AEBFSB, see Note 4 to our Consolidated Financial Statements.

Our Available-for-Sale investments primarily included corporate debt securities and mortgage and other asset-backed securities, which had a fair value of $17.3 billion and $12.5 billion, respectively, at September 30, 2006 compared to $18.6 billion and $13.9 billion, respectively, at December 31, 2005. Our Available-for-Sale corporate debt securities comprise a diverse portfolio, with the largest concentrations of the portfolio in the following industries:  33% in banking and finance, 21% in utilities and 13% in media. Investments also included $3.1 billion of mortgage loans on real estate as of September 30, 2006 and December 31, 2005. At September 30, 2006 and December 31, 2005, 69% and 70%, respectively, of our Available-for-Sale investment portfolio was rated A or better, while 7% of our Available-for-Sale investment portfolio was below investment grade at both dates.

Our total investments at September 30, 2006 and December 31, 2005 included investments held by our insurance subsidiaries of $30.3 billion and $32.5 billion, respectively. Investments are principally funded by sales of insurance, annuities and investment certificates and by reinvested income. Maturities of these investments are largely matched with the expected future payments of insurance and annuity obligations.

Investments at September 30, 2006 included $179 million of trading securities (which, prior to the adoption of EITF 04-5, would have been $154 million under the equity method of accounting) of certain hedge fund limited partnerships which were consolidated pursuant to EITF 04-5 beginning in 2006. The consolidated hedge fund and property fund limited partnerships had $126 million of restricted cash at September 30, 2006.

Financing Activities

For the nine months ended September 30, 2006, net cash used in financing activities was $3.3 billion compared to net cash provided by financing activities of $1.3 billion for the nine months ended September 30, 2005, a decrease of $4.6 billion. This decline in cash flow was primarily due to lower sales of certificate products, higher surrenders and death benefits related to fixed annuities and a net decrease related to debt and capital transactions.

For the nine months ended September 30, 2006 compared to the same period in 2005, cash flows related to payments we receive from certificate owners declined $1.5 billion while cash used for certificate maturities and cash surrenders increased $140 million. The reduction in sales and increase in maturities was the result of the American Express Bank Limited and American Express Bank International business wind-down and a sales promotion that was in effect during a portion of the 2005 period and not in 2006. Cash used for surrenders and other benefits on policyholder and contractholder account values, most of which related to fixed annuities, increased $1.2 billion for the first nine months of 2006 compared to the same period in 2005.

On May 26, 2006, we issued $500 million of junior notes and incurred debt issuance costs of $6 million. These junior notes are due in 2066 and carry a fixed interest rate of 7.518% for the first 10 years, converting to a variable interest rate thereafter. Refer to Note 6 to the Consolidated Financial Statements for further details. The proceeds from the issuance were for general corporate purposes.

We repaid our $50 million medium-term notes in February 2006. In addition, $168 million of nonrecourse debt related to the consolidated property fund limited partnerships was repaid in September 2006 following a restructuring of the partnership capital.

During the nine months ended September 30, 2006, we used total cash of $422 million for the purchase of 9.7 million treasury shares under our share repurchase programs. We used our existing working capital to fund these share repurchases, and we currently intend to fund additional share repurchases through existing working capital, future earnings and other customary financing methods. Pursuant to the Ameriprise Financial 2005 Incentive Compensation Plan, we reacquired 0.4 million shares of our common stock through the surrender of restricted shares upon vesting and paid in the aggregate $16 million related to the holders’ income tax obligations on the vesting date.

We paid regular quarterly cash dividends to our shareholders totaling $82 million for the nine months ended September 30, 2006, or $0.11 per common share for each quarterly period. On October 24, 2006, our Board of Directors declared a regular quarterly cash dividend of $0.11 per common share. The dividend is payable on November 17, 2006 to our shareholders of record at the close of business on November 7, 2006.

For the nine months ended September 30, 2005, debt and capital transactions included the $1.1 billion capital contribution we received from American Express. In addition, we entered into an unsecured bridge loan facility in the amount of $1.4 billion and repaid $1.3 billion of American Express intercompany debt.

Contractual Commitments

The junior notes we issued on May 26, 2006 require interest payments at a fixed rate of 7.518% through May 31, 2016, and thereafter at a variable rate until the maturity date. Principal on the junior notes is due in 2066. At our option, we may redeem the junior notes prior to the maturity date subject to the terms of the underlying indenture agreement, as amended. For more information about the junior notes, see Note 6 to our Consolidated Financial Statements.

We completed a portion of our commitment to purchase certain assets and liabilities of AEBFSB during the third quarter of 2006 when Ameriprise Bank acquired $12 million of customer loans, assumed $963 million of customer deposits and received cash of $951 million from AEBFSB. Ameriprise Bank purchased for cash consideration $49 million of customer loans from AEBFSB in October 2006 and it is expected that Ameriprise Bank will purchase for cash consideration approximately $440 million of additional customer loans from AEBFSB in November 2006. Separately, in October 2006, we acquired $33 million of secured loans from American Express Credit Corporation. For more information about Ameriprise Bank, its purchase of assets and assumption of liabilities from AEBFSB and our purchase of secured loans from American Express Credit Corporation, see Note 4 to our Consolidated Financial Statements.

There were no other material changes in our contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2006, we closed on two structured investments that we manage. The structures currently have approximately $925 million issued but can increase to approximately $1.2 billion when fully subscribed. As a condition to managing these investments, we were required to invest $5 million in the residual or “equity” tranche of each facility, which is the most subordinated tranche of securities issued by the structured investment entities. As an investor in the residual tranche, our return correlates to the performance of the portfolio of high-yield investments comprising the structured investments. Our exposure as an investor is limited solely to our aggregate investment in these facilities and we have no obligation, contingent or otherwise, that could require any further funding of the investments. The structured investments are considered variable interest entities under Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, but we were not required to consolidate the structured investment entities as we were not considered the primary beneficiary.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Many of our recently issued variable annuity contracts contain guaranteed minimum withdrawal benefit (“GMWB”) provisions. Offering these guaranteed benefits exposes us to certain actuarial and capital market risks. We began issuing GMWB provisions in 2004, managing risk initially with a dynamic hedging program. As of November 2005, we implemented a more comprehensive hedging program, which utilizes a more static hedging approach. This hedging strategy is designed to manage economic risk and mitigate earnings volatility caused by changes in the equity markets, interest rates, and levels of implied volatility. We believe this primarily static approach improves our mitigation of market dislocation and operational risks as compared to a primarily dynamic hedging approach.

The total value of variable annuity contracts with GMWB riders has grown from $2.5 billion at December 31, 2005 to $5.6 billion at September 30, 2006. The notional amount of structured equity put options purchased as part of the hedge program for the GMWB has increased from $629 million at December 31, 2005 to $1.2 billion at September 30, 2006. The notional amount of GMWB related interest rate swaps was zero at December 31, 2005 and $58 million at September 30, 2006.

The variable annuity contracts with GMWB riders typically have account values based on an underlying portfolio of mutual funds, the values of which fluctuate based on equity market performance. Most of the GMWB in-force guarantee that over a period of approximately 14 years the client can withdraw an amount equal to what has been paid into the contract, regardless of the performance of the underlying funds. In May 2006, we started offering an enhanced withdrawal benefit that gives policyholders a choice to withdraw 6% per year for the life of the policyholder or 7% per year until the amount withdrawn is equal to the guaranteed amount. At issue, the guaranteed amount is equal to the amount deposited, but the guarantee can be increased annually to the account value (a “step-up”) in the case of favorable market performance. The benefit was explicitly designed to control risk in two key ways. First, the GMWB provision requires that policyholders invest their funds in one of five asset allocation models, thus ensuring diversification across asset classes and underlying funds. Second, the GMWB provision does not offer automatic annual percentage increases to the guaranteed amount, thus preventing the guaranteed amount from growing during a down market.

The GMWB provisions are offered as riders which can be purchased by policyholders for a fee.  These fees are recorded in the other revenues line of our Consolidated Statements of Income. We treat these guarantees as embedded derivatives that are accounted for separately from the underlying host variable annuity contract. These embedded derivatives are carried at fair value with changes in fair value recorded through earnings in the benefits, claims, losses and settlement expenses line of our Consolidated Statements of Income.

The fair value of the GMWB obligation is calculated based on projected cash flows over the life of the contract, including projected benefits and rider fees, and incorporating expectations concerning policyholder behavior. Projecting these cash flows requires management to select an appropriate capital markets model and to make subjective assumptions regarding policyholder behavior. Due to the complex nature of these cash flows and the fact that policyholder behavior is expected to be market-dependent, these cash flows are projected over a large set of stochastic scenarios. The fair value is equal to the average of the present value of projected benefits minus the average of the present value of a portion of the rider fees over these scenarios.

To ensure market consistency, these stochastic scenarios use risk-neutral assumptions calibrated to current market conditions. At each step, we assume expected returns based on risk-free rates as represented by the current LIBOR forward curve rates, utilizing an equity market model incorporating stochastic volatility. The stochastic volatility model is calibrated using market price quotes on a basket of options with varying tenors and strike levels. Present values are calculated by discounting projected cash flows using risk-free spot rates as represented by the current LIBOR spot curve.

Variable annuity contracts with GMWB riders generate volatility in net income each quarter due to revaluation of the embedded derivative liabilities, partially offset by related changes in deferred acquisition costs.

Our current hedging strategy, implemented in November 2005, is primarily a static hedge program. We purchase long-dated options designed to closely match the options embedded in the benefits guaranteed to policyholders. The core derivative instrument in the hedge portfolio is a long-dated structured equity put contract; this core instrument is supplemented with equity futures and interest rate swaps to further mitigate the risks not covered with the core equity put contract. This primarily static hedging strategy reduces our risk to major disruptions in the market and severe liquidity events because our program does not rely on frequent dynamic rebalancing and the ability to trade in the market. In addition, the primarily static nature of the hedge reduces the likelihood of operational and execution errors.

Our hedging strategy is designed such that changes in the value of the hedge position (which are recorded in the net investment income line of our Consolidated Statements of Income) move in the opposite direction of changes in the value of the embedded derivative of the GMWB.

In the past year, we have substantially increased our investment in our risk management program, adding more staff and improving our capital markets modeling and use of technology. We continue to invest in resources to monitor and evaluate our management of the risks from the GMWB product line as well as other variable annuity product guarantees.

These other guarantees include: a guaranteed minimum accumulation benefit (“GMAB”), guaranteed minimum death benefit (“GMDB”), and guaranteed minimum income benefit (“GMIB”). The total value of variable annuity contracts with GMAB riders has grown from $0.2 billion at December 31, 2005 to $1.1 billion at September 30, 2006. The total value of variable annuity contracts with GMIB riders has grown from $0.8 billion at December 31, 2005 to $0.9 billion at September 30, 2006. Virtually all of the variable annuity contracts have some form of GMDB provision. The net amount at risk associated with these provisions has decreased from $876 million at December 31, 2005 to $472 million at September 30, 2006. We do not currently hedge or reinsure the risk associated with these other benefits.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2006.

Changes in Internal Control over Financial Reporting

Other than for the initiation of the operations of Ameriprise Bank, FSB and its related operating systems and internal control structure, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in Note 12 to Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 8, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of 2006.

(a)	(b)			(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2006
Share repurchase program (1)	347,775	$43.15	(2)	347,775	$504,646,620
Employee transactions (3)	3,480	$43.85		N/A	N/A

August 1 to August 31, 2006
Share repurchase program (1)	1,191,700	$45.22	(2)	1,191,700	$450,762,370
Employee transactions (3)	—	—		N/A	N/A

September 1 to September 30, 2006
Share repurchase program (1)	808,300	$45.18	(2)	808,300	$414,241,440
Employee transactions (3)	—	—		N/A	N/A

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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	November 6, 2006	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date:	November 6, 2006	By	/s/ David K. Stewart
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