Form 10-K
period 2006-12-31
AMERIPRISE FINANCIAL INC
filed 2007-02-27
CIK 820027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value, as of June 30, 2006, of voting shares held by non-affiliates of the registrant was approximately $10.9 billion.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2007
Common Stock, par value $.01 per share	239,206,084 shares

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV: Portions of the registrant’s 2006 Annual Report to Shareholders (“2006 Annual Report to Shareholders”) Part III: Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 25, 2007 (“Proxy Statement”).

AMERIPRISE FINANCIAL, INC.

FORM 10-K

PART I.

Item 1.  Business.

Overview

We are engaged in providing financial planning, products and services that are designed to offer solutions for our clients’ asset accumulation, income and protection needs.  As of December 31, 2006, we had approximately 2.8 million individual, business and institutional clients and a network of more than 12,000 financial advisors and registered representatives (“affiliated financial advisors”).

As a holding company, we primarily engage in business through our subsidiaries.  Accordingly, references below to “we,” “us” and “our” may refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies or to one or more of our subsidiaries.

We strive to deliver solutions to our clients through an approach focused on building a long-term personal relationship through financial planning and advice that is responsive to our clients’ evolving needs and by helping clients achieve their identified financial goals by providing investment, insurance and other financial products that position them to realize a positive return or form of protection while they are accepting an appropriate range and level of risks.  The financial solutions we offer include both our own products and services and products of other companies.  Our financial planning and advisory process is designed to provide comprehensive advice, when appropriate, to address our clients’ asset accumulation, income and protection needs.  We believe that our focus on personal relationships, together with our strengths in financial planning and product development, allows us to better address our clients’ financial needs, including the financial needs of our primary target market segment, the mass affluent and affluent, which we define as households with investable assets of at least $100,000.  This focus also puts us in a strong position to capitalize on significant demographic and market trends, which we believe will continue to drive increased demand for financial planning and the other financial services we provide.

Our multi-platform network of affiliated financial advisors is the means by which we develop personal relationships with our clients.  We refer to the affiliated financial advisors who use our brand name (who numbered more than 10,000 at December 31, 2006) as our branded advisors, and those that do not use our brand name but who affiliate as registered representatives of ours as our unbranded advisors (who numbered over 1,700 at December 31, 2006).  Our branded advisor network is also the primary distribution channel through which we offer our asset accumulation and income products and services, as well as a range of banking and protection products.  We offer our branded advisors training, tools, leadership, marketing programs and other centralized support to assist them in delivering solutions to our clients.  We believe our approach not only improves the products and services we provide to our clients, but also allows us to reinvest in enhanced services for our clients and support available to our affiliated financial advisors.  This integrated model also affords us a better understanding of our client base, which allows us to better manage the risk profile of our businesses.  We believe our focus on meeting our clients’ needs through financial planning results in more satisfied clients with deeper, longer lasting relationships with our company and higher retention of experienced financial advisors.

We have two main operating segments aligned with the financial solutions we offer to address our clients’ needs:

•                  Asset Accumulation and Income and

•                  Protection.

Our Asset Accumulation and Income segment offers our own and other companies’ mutual funds, as well as our own annuities and other asset accumulation and income products and services to retail clients through our multi-platform financial advisor network.  Accordingly, this segment includes the results of our Ameriprise- and RiverSource-branded broker-dealer subsidiaries (other than financial planning fees).  In addition this segment also includes the results of our separate “Securities America” unbranded advisor network, which offers our own and other companies’ mutual funds and variable annuities as well as other asset accumulation and income products and protection products of other companies.  We also offer our annuity products and, to a more limited extent, our investment management products, through outside distribution channels.  This operating segment also serves institutional clients in the separately managed account, sub-advisory, alternative investments and 401(k) markets, among others.  We earn revenues in our Asset Accumulation and Income segment primarily through the fees we receive based on managed and administered assets and on separate accounts, the net investment income we earn on assets on our balance sheet related to this segment, and the distribution fees we earn on sales of mutual funds and other products.

Our Protection segment offers various life insurance, disability income and brokered insurance products through our branded advisor network.  We also offer personal auto and home insurance products on a direct basis to retail clients principally through our strategic marketing alliances.  We earn revenues in this operating segment primarily through the premiums, fees and charges that we receive to assume insurance-related risk, the fees we receive on the funds underlying our variable products, and the net investment income we earn on assets on our balance sheet related to this segment.

We also have a “Corporate and Other” segment, which consists of income derived from financial planning fees, investment income on corporate level assets including unallocated equity, and unallocated corporate expenses.  This segment also includes non-recurring costs associated with the separation of our company from American Express Company (“American Express”).

In 2006, we generated $8.1 billion in total revenues, $797 million in income before income tax provision and $631 million in net income.  As of December 31, 2006, we had $466.1 billion in assets owned, managed and administered worldwide.

We were formerly a wholly owned subsidiary of American Express.  Effective as of the close of business on September 30, 2005, American Express completed the disposition of 100% of its share holdings in us through a tax-free distribution of our common shares to its shareholders (the “Distribution”).  The Distribution was effectuated through a pro-rata dividend consisting of one share of our common stock for every five shares of American Express common stock owned by American Express’s shareholders on September 19, 2005, the record date for the Distribution.  Prior to August 1, 2005, we were referred to as American Express Financial Corporation (“AEFC”).

We are incorporated in Delaware and our headquarters are located at 55 Ameriprise Financial Center, Minneapolis, Minnesota 55474.  We also maintain executive offices in New York City.

Our Organization

Following is a simplified organization structure for our company.  Names reflect current legal entity names of subsidiaries.

Following is a brief description of the business conducted by each subsidiary noted above, as well as the segment or segments in which it operates.

•                  Ameriprise Financial Services, Inc. (“AMPF”) is our primary financial planning and retail distribution subsidiary which operates under our Ameriprise Financial brand name.  Its results of operations are included in our Asset Accumulation and Income segment, except for income derived from financial planning fees (which are reflected in our “Corporate and Other” segment).

•                  American Enterprise Investment Services Inc.  (“AEIS”) is our registered clearing broker-dealer subsidiary.  Brokerage transactions for accounts introduced by AMPF are executed and cleared through AEIS.  Its results of operations are included in our Asset Accumulation and Income segment.

•                  RiverSource Investments, LLC serves as investment advisor to our RiverSourceSM family of mutual funds and to our domestic institutional accounts.  Its results of operations are included in our Asset Accumulation and Income segment.

•                  RiverSource Life Insurance Company conducts its life insurance and annuity business in states other than New York.  Its results of operations for our annuities business are included in the Asset Accumulation and Income segment, and its results of operations with respect to other products it manufactures are reflected in the Protection segment.

•                  RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”) conducts its life insurance and annuity business in the State of New York.  Its results of operations for our annuities business are included in the Asset Accumulation and Income segment, and its results of operations with respect to other products it manufactures are reflected in the Protection segment.  RiverSource Life of NY is a wholly-owned subsidiary of RiverSource Life Insurance Company.  We refer to RiverSource Life Insurance Company and RiverSource Life of NY as the “RiverSource Life companies.”

•                  Ameriprise Certificate Company issues a variety of face-amount certificates, which are a type of investment product.  Its results of operations are included in the Asset Accumulation and Income segment.

•                  Ameriprise Bank, FSB (“Ameriprise Bank”) commenced operations in the third quarter of 2006 and offers a variety of consumer banking and lending products and personal trust and related services.  Its results of operations are included in the Asset Accumulation and Income segment.

•                  Ameriprise Trust Company provides trust services to individuals and businesses.  It also acts as custodian for the majority of the RiverSource mutual funds.  Its results of operations are included in the Asset Accumulation and Income segment.

•                  RiverSource Distributors, Inc. (“RiverSource Distributors”) is a broker-dealer subsidiary organized in 2006 to serve as the principal underwriter and distributor for our RiverSource mutual funds, annuities and insurance products through AMPF, SAI and third-party channels such as banks and broker-dealer networks.  Its results of operations are included in our Asset Accumulation and Income segment.

•                  RiverSource Service Corporation is a transfer agent that processes client transactions for our RiverSource mutual funds and Ameriprise face-amount certificates.  Its results of operations are included in our Asset Accumulation and Income segment.

•                  IDS Property Casualty Insurance Company (“IDS Property Casualty” or “Ameriprise Auto & Home”) provides personal auto, home and excess liability insurance products.  Ameriprise Insurance Company is also licensed to provide these products.  The results of operations of these companies are included in the Protection segment.

•                  AMEX Assurance Company provides American Express card-related insurance products.  AMEX Assurance Company ceded its travel insurance and card-related business to American Express effective July 1, 2005, and was deconsolidated on a U.S. GAAP basis effective September 30, 2005.  As of September 30, 2005, we entered into an agreement to sell the AMEX Assurance legal entity to American Express on or before September 30, 2007.

•                  Threadneedle Asset Management Holdings Limited is a holding company for the London-based Threadneedle group of companies (“Threadneedle” or “Threadneedle Investments”), which provide investment management products and services on a basis primarily independent from our other affiliates.  Their results of operations are included in our Asset Accumulation and Income segment.

•                  Securities America Financial Corporation is a holding company for Securities America, Inc. (“SAI”), our retail distribution subsidiary which provides a platform for our unbranded advisors.  Its results of operations are included in our Asset Accumulation and Income segment.

Our Strengths

We believe we are positioned to be the provider of choice to a growing base of mass affluent and affluent consumers, particularly as many of them reach their retirement phase of life.  These strengths include our:

•                  Strong heritage with established position in the financial services industry.  Over our more than 110-year history, we have established ourselves as a leading provider of solutions designed to help clients plan for and achieve their financial objectives, built on a foundation of personal relationships.  We are investing in and building on our heritage as we have re-established ourselves as an independent company with a new brand identity following the Distribution from American Express.  As of December 31, 2006, we had $466.1 billion in owned, managed and administered assets and a sales force of more than 12,000 affiliated financial advisors.  For the year ended December 31, 2006, our variable annuity products ranked eighth in new sales of variable annuities (according to VARDS®).  For the nine months ended September 30, 2006, our variable universal life insurance ranked first in sales based on total premiums (according to Tillinghast-Towers Perrin’s Value™ survey) and our individual disability income insurance (non-cancellable) ranked seventh in sales based on total premiums (according to LIMRA International®).

•                  Longstanding and deep client relationships.  We believe that our branded advisor financial planning approach helps to meet our clients’ financial needs and fosters deep and long-term client relationships.  We estimate that, of our branded advisor clients who have received a financial plan or who have entered into an agreement to receive and have paid for a financial plan, over 75% have been with us for three or more years, with an attrition rate of less than 2% per year.  Our branded advisor clients with more than $100,000 in assets with us have been with us, on average, more than 12 years.  More than 60% of these longstanding clients have a financial plan and these clients hold an average of at least four products.  We believe the depth of our branded advisor client relationships and portion of a client’s liquid or investable assets (excluding 401(k) assets, employee stock plans and real estate) is leading in the industry.

•                  Personal financial planning and investment advisory approach targeted to the fast-growing mass affluent and affluent market segment.  Our branded advisors offer our clients financial planning and other advisory services as well as banking and brokerage services.  Our branded advisor network included the largest number of CERTIFIED FINANCIAL PLANNER™ professionals of any retail advisory force as of December 2006 (according to the Certified Financial Planner Board of Standards, Inc.).  We believe our focus on financial planning positions us well to capitalize on the demographic trends in our target segment, particularly as they prepare for retirement.  The mass affluent and affluent market segment accounts for about 90% of the $21 trillion of U.S. investable assets (according to the MacroMonitor 2006-2007 consumer survey prepared by SRI Consulting Business Intelligence).  We have found that more than 58% of consumers in our target segment are willing to pay a knowledgeable advisor for financial advice to address their immediate and long-term needs in the context of their entire financial situation (MacroMonitor 2006-2007 survey prepared by SRI Consulting Business Intelligence).  We believe the planning process not only helps us to develop more tailored solutions designed to address our clients’ financial needs but also helps us develop a better understanding of the demographics and trends among our clients.  We believe our approach results in increased client satisfaction, longer-term relationships with our clients and better risk profiles in our Protection segment.  Our experience has shown that by helping our clients meet their needs through our financial planning approach, clients with an implemented financial planning relationship hold approximately three times more invested assets with our company than clients without a financial plan.

•                  Large, well-trained sales force with a nationwide presence.  At December 31, 2006, we had a nationwide network that included more than 10,000 branded advisors and more than 1,700 unbranded advisors.  According to the 2006-2007 Securities Industry Association Yearbook, we had the third largest sales force in 2006 among Securities Industry Association members (based on the number of our registered representatives).  Most of our branded advisors started their careers in financial planning with our company.  We offer training designed to instill the financial knowledge of our varied product and service offerings, personalized client focus and tools necessary to help deliver a consistent, disciplined financial planning experience to clients.  We believe that the grounding of our branded advisors in our financial planning model, as well as the resources that our integrated business model offers them, enhances our ability to hire, offer franchises to, and retain financial advisors.  As of December 31, 2006, over 60% of our branded advisors had been with our company for more than four years and within that group, they have an average tenure of nearly 13 years.

•                  Broad product development capability and diversified range of products and services.  We develop and manage a broad range of asset accumulation, income and insurance products under the RiverSource and Threadneedle brands.  In addition to our RiverSource and ThreadneedleSM families of mutual funds, we are a leading producer of variable annuity and variable life insurance products and fixed annuities, and we also develop disability income and personal auto and home insurance.  Complementing our product offerings, we also provide access to a wide range of other companies’ products and securities and offer a number of financial planning, banking and related services to help our clients achieve their financial goals.  The diversity among our product and service offerings not only assists our affiliated financial advisor network in addressing the varied needs of our clients, but also provides our company with diversification among its sources of revenues and earnings.

•                  Strong balance sheet and ratings and comprehensive risk management process.  We believe our size, ratings and capital strength provide us with a sound basis for competing in the marketplace.  Our strong balance sheet, sound risk management and financial discipline have helped us maintain strong ratings, as well as client and financial advisor confidence in our business.  We have a high quality investment portfolio, with only 7% of our available-for-sale fixed income securities rated below investment grade as of December 31, 2006.  In addition, we apply risk management tools to prudently manage the risk profile of our company.

•                  Experienced management team with sound business and decision-making capabilities.  Our senior management team has an average of over 22 years of experience in the financial services industry.  We are fostering a performance- and execution-oriented corporate culture.  We utilize a consistent decision-making framework to evaluate our existing products and businesses, as well as to prioritize growth opportunities and the associated trade-offs for our company.  This framework takes into account four key elements:  client needs and behavior, competitor positioning and strategies, our capabilities and risk-return financial metrics.

Our Strategy

As a financial planning and financial services company with a nationwide presence, a diverse set of asset accumulation, income and insurance products and services and an industry leading reputation for financial planning, we believe we are well positioned to further strengthen our offerings to existing and new clients and deliver profitable growth to our shareholders.  Our five strategic objectives include:

•                  Growing our mass affluent and affluent client base.  We intend to grow our mass affluent and affluent client base by building our brand awareness, deepening existing client relationships and developing new client relationships.

•                                          Building brand awareness.  We are investing substantial resources through national advertisers and locally based marketing programs to develop and build awareness of our Ameriprise and RiverSource brands.  As of December 31, 2006, we had total brand awareness of 50%, which is above what we expected it would be at this point following the Distribution.  We utilize alliance arrangements to expand awareness of our brands, to support financial advisor recruitment and client acquisition efforts, and to define our advantages for prospective new clients and distribution partners.  For more information on our alliances, see “Our Relationship with American Express,” “Our Solutions—Asset Accumulation and Income Segment—Brokerage and Investment Advisory Services—Strategic Alliances and Other Marketing Channels—Strategic Alliances and Other Marketing Arrangements” and “Our Solutions—Protection Segment—Distribution and Marketing Channels.”  We believe having strong Ameriprise brand recognition, built on a consistent message of shaping financial solutions for a lifetime through tailored financial advice, will help us continue to grow.  In addition, a strong RiverSource brand will serve to support our product sales efforts through affiliated and unaffiliated channels.

•                                          Deepening existing client relationships.  Our affiliated financial advisors strive to take a client-centric approach.  To help our branded advisors address the changing needs of our clients, we continue to develop methods for advisors to introduce, when appropriate, non-financial plan clients to the financial planning process and to assist financial planning clients to more fully implement plans they have in place.  In 2006, we introduced our Dream Book™ guide and our approach to financial planning that we call Dream>Plan>Track>SM.  It starts with each client’s dreams and leads to a financial plan that we help the client track over time.  We have also created segmented service offerings, such as Ameriprise Gold Financial ServicesSM and Ameriprise Platinum Financial ServicesSM, to provide recognition, special benefits and higher levels of service to our highest value clients.  In addition, through centralized support we provide our branded advisor network, such as market research about our existing client base, we identify opportunities to build deeper relationships with clients by addressing potentially underserved needs.  We believe that deeper, longer-term relationships with our clients foster, among other things, increased satisfaction among our clients and affiliated financial advisors and greater owned, managed and administered assets.

•                                          Developing new client relationships.  We intend to continue to grow our client base, with particular focus on the large and growing mass affluent and affluent market segments.  With our tailored approach and diverse range of financial solutions, we believe we are well positioned to address their needs—particularly as they approach retirement, typically a time with heightened needs for a comprehensive financial planning approach.  According to the U.S. census bureau, between 2000 and 2020, the 45-64 age group—typically the prime financial and asset accumulation years for retirement—is projected to grow by 34%, with most of that growth occurring by 2010.  In addition, we provide support to our branded advisors with a wide range of corporate and locally defined client acquisition programs.

•                  Strengthening our lead in financial planning and advice.  We have a range of strategies to grow our lead, leveraging our Dream>Plan>Track>SM approach to financial planning and advice.  Our approach begins by asking clients to define their dreams and aspirations, then we support them to develop their plan to help them achieve those goals, and we work with them over time to execute against that plan and track their progress in achieving their goals.

•                  Delivering profitable growth and improved productivity in our financial advisor network.  We intend to continue to enhance the productivity and growth of our affiliated financial advisor network, including our branded and unbranded platforms.  With regard to our branded advisors, we offer strong centralized support to help them build their practices and we seek to offer franchises to quality individuals, offering a choice of affiliation (employee or franchisee).  Our intention is to continue to enhance the centralized support available to our branded advisors in areas such as leadership, technology, training, marketing support, financial planning support and products/services.  We do charge a fee to our franchisee branded advisors for some of these services.  We believe this centralized support helps our branded advisors acquire more of our target clients, deliver a more consistent experience and serve clients with a wider range of products and services.  We are continuing our focused recruitment efforts through our traditional channel of recruiting individuals who are new to the industry, as well as targeting the addition of experienced financial advisors through both individual recruitment and practice acquisitions.  Our branded advisor network model provides flexibility to our branded advisors in building and managing their individual practices, which we believe leads to better retention.  We continuously evaluate ways in which to improve our branded advisor network model and believe a larger branded advisor force will assist in growing our client base.  We design our compensation plans, including our equity compensation plans for employee and franchisee branded advisors, to foster, among other things, greater levels of financial advisor productivity and retention.  With regard to our unbranded advisors, who are offered a lower level of firm-provided support in exchange for higher levels of compensation, our strategy is to continue to profitably grow this platform.

•                  Growing assets by continuing to enhance our mix of products and solutions, and by extending our distribution reach with alternative channels.  We have a range of strategies to achieve this objective, including:

•                                        Expanding our product and service solutions.  We plan to continue developing and deploying new products and services designed to address the financial and retirement needs of mass affluent and affluent clients while delivering growth and margin improvement for our company.  Recent RiverSource product initiatives include mutual funds, variable annuity offerings with living benefits, and new “goal-based” solutions that embed sound investment principles such as asset allocation and risk management within the product.  Our branded service solutions expanded in 2006 with the launch of a full range of banking solutions through Ameriprise Bank.  Through Threadneedle, we have strengthened our international investment product and service offerings and will continue to expand our international offerings.

•                                        Maintaining consistent investment performance.   Over the past several years, we have significantly improved our investment performance as demonstrated by the number of mutual funds above Lipper performance medians and as recognized in the recently published 2006 Barron’s Mutual Fund Family Ratings.  Our strategy for maintaining consistent investment performance includes continuing to leverage our top talent and selectively growing our investment management talent pool.  We intend to grow our talent pool by organic means (through strengthening of our investment management teams), by external means (through continuing to recruit individuals and teams of investment professionals with strong track records and potentially making opportunistic acquisitions of well-performing boutique investment management firms) and through the utilization of sub-advisors as appropriate.  We intend to continue investing in tools and resources to assist both our fixed income and equity investment management teams to improve performance while managing risk effectively through the consistent application of risk management processes.  We utilize BlackRock Solutions®, a leading portfolio management, trading and risk management tool, to assist our fixed-income investment management teams in better analyzing and isolating the effects of specific factors affecting performance of fixed income portfolios.  In equities, we employ a boutique approach using small, highly accountable investment management teams with dedicated analytical and equity trading resources.  Each team focuses on particular investment strategies that are accessible through multiple distribution channels.  We also implemented the Charles River equity trading and compliance system in 2006, a leading tool that will enable us to further enhance our equity trading and compliance monitoring capabilities.  We believe that maintaining consistent investment performance will positively impact growth in our managed assets.

•                                        Extending our distribution reach.  Our distribution reach spans retail advisors, institutional, direct and worksite channels.

•                  With regard to retail advisors, our efforts focus on enhancing our existing wholesaling, sales and marketing capabilities to our affiliated as well as unaffiliated advisors.  Ameriprise branded advisors are our primary channel for our asset accumulation, income, and protection solutions, and our mutual fund products compete to earn and gain sales with these advisors.  An important part of our growth strategy includes unaffiliated advisors.  We are already an established player with sales of RiverSource variable annuities to unaffiliated advisors, and we have begun distribution of RiverSource investment management solutions through this channel.  In addition, we are continuing to expand distribution of Threadneedle products and services through both our own channels in the United States and third-party retail and institutional channels elsewhere.

•                  We also compete in institutional channels with products and solutions offered by RiverSource Investments, as well as Threadneedle.  These offerings include separately managed accounts, hedge funds and sub-advised accounts.

•                  Principally with regard to our property and casualty business, we compete in the direct channel as well as by forging new alliances.  We have successfully formed marketing alliances with major companies, such as Costco Wholesale Corporation (“Costco”), Delta Loyalty Management Services, Inc. (“Delta”) and Ford Motor Credit Company to create programs to acquire and serve new clients and distribute our own products.

•                  Through our work-site program, Workplace Financial Planning, our Business Alliances group provides corporate clients with personal financial planning services for their employees.  For more information about these alliances, see “Our Solutions—Asset Accumulation and Income Segment—Brokerage and Investment Advisory Services—Strategic Alliances and Other Marketing Channels—Financial Planning and Planning Services”.  In addition, we have begun distributing RiverSource mutual funds through third-party channels, building on our success in distributing RiverSource annuities.  Through these efforts, we believe we can grow our client base and increase the volume of products and services that we provide.

•                  Ensuring an increasingly strong and efficient operating platform.  This includes enhancing the requisite technology infrastructure, seeking to ensure compliant business practices, ensuring organizational effectiveness and employee satisfaction, focusing our use of capital and expanding operating margins.  Our strategies include:

•                     Enhancing the requisite technology infrastructure.  Operational excellence in technology and service delivery are key enablers in our growth strategy.  We target our technology investments to modern, scaleable solutions that serve the needs of clients, advisors and employees with efficiency and dependability.  Our primary sites for technology and service delivery are in Minneapolis, Minnesota, but much of this work is accomplished through vendor partnerships in the United States, India, the Philippines and Canada.  While we seek to structure our technology and service delivery operations in a cost-effective manner, we maintain in-house staffing of service delivery personnel who are touchpoints for our advisors and clients, and emphasize internal ownership and staffing of the functions accountable for information technology strategy, architecture and security as well as planning of data and telecommunications equipment and software comprising our entire computing and network infrastructure.

•                     Ensuring compliant business practices.  Our corporate values emphasize the need for our employees and financial advisors to act with integrity, in compliance with laws and company policy, and in the best interests of our clients.  Propelled by these values, we have designed and implemented a combination of dedicated resources, technology, policies, processes and tools to instill and operate in a strong culture of compliance.  Our compliance departments are organized along the lines of our business units and possess functional groups assigned to policy-making and interpretation, transactional and operations compliance, supervisory oversight, training input, communications, surveillance and investigations.

•                     Ensuring organizational effectiveness.  Our Human Resources function partners with our various lines of business to attain a world-class organization that is aligned with our goals, objectives and employee needs.  We strive to attract, motivate, develop, reward and retain a diverse workforce and emphasize a culture of collaboration and peak performance. Our commercial mindset and passion for delivering effective, value-added programs and initiatives to our employees and affiliated financial advisors enhances our unique business model.

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

•                     Expanding operating margins through reengineering.  During the period when we were part of American Express, we had a history of producing cost savings in our businesses through a three-pronged reengineering process focused on process improvements, identifying untapped operating synergies and continually reviewing third-party costs, including consolidating or outsourcing some operations.  We have continued this as an independent company to help manage the increased operating costs incurred as a result of our separation from American Express.  We continue to seek opportunities to reengineer our processes and strive to improve distribution effectiveness and operating efficiency.  We believe that improved efficiencies resulting from cost savings will enable us to expand operating margins and free up capital to invest in new growth opportunities.

As we pursue these strategic objectives we expect increasing return on capital to come from a shift in revenues from our fixed-spread businesses, such as fixed annuities and investment certificates, to fee-based revenues from our RiverSource variable annuity products and financial planning, brokerage, asset management and banking services.  This shift, we believe, reflects current consumer demand in the marketplace given the prevailing interest rate environment and is expected to be significantly less capital-intensive than our historical fixed-spread business.

History and Development

Our company has more than 110 years of history of providing financial solutions designed to help our clients achieve their financial objectives.  Our earliest predecessor company, Investors Syndicate, was founded in 1894 to provide face-amount certificates to consumers with a need for conservative investments.  By 1937, Investors Syndicate had expanded its product offerings through Federal Housing Authority mortgages, and later, mutual funds, by establishing Investors Mutual, one of the pioneers in the mutual fund industry.  In 1949, Investors Syndicate was renamed Investors Diversified Services, Inc., or IDS.  In 1957, IDS added life insurance products, and later, annuity products, through IDS Life Insurance Company (now known as “RiverSource Life Insurance Company”).  In 1972, IDS began to expand its distribution network by delivering investment products directly to clients of unaffiliated financial institutions.  IDS also introduced its comprehensive financial planning process to clients, integrating the identification of client needs with the products and services to address those needs in the 1970s, and it introduced its fee-based planning service in the 1980s.

In 1979, IDS became a wholly owned subsidiary of Alleghany Corporation pursuant to a merger.  In 1983, our company was formed as a Delaware corporation in connection with American Express’s 1984 acquisition of IDS Financial Services from Alleghany Corporation.  We changed our name to “American Express Financial Corporation” and began selling our products and services under the American Express brand in 1994.  To provide retail clients with a more comprehensive set of solutions, in the late 1990s we began significantly expanding our offering of mutual funds of other companies.  We continued to expand our investment product offerings in 2002 with the acquisition of our Cambridge, Massachusetts-based quantitative investment management office and the establishment of our Boston equity investment management office.  In 2003, we acquired Threadneedle Investments.  On September 30, 2005, the Distribution was consummated, and we became an independent publicly traded company.

Our Relationship with American Express

In connection with the separation from American Express, we entered into certain agreements with American Express.  The key terms of the principal agreements that continue to be operative are summarized below.

Separation and Distribution Agreement.  We entered into a separation and distribution agreement that generally requires us and American Express to indemnify each other and each other’s representatives and affiliates against certain liabilities.  The separation and distribution agreement also contains certain covenants regarding cooperation to effect the transactions contemplated by the Distribution, including separation activities that have been concluded following the Distribution.  The agreement also governs rights both American Express and we have to access certain of each other’s information following the Distribution.  We also entered into an employee benefits agreement relating to certain compensation and employee benefit obligations with respect to our current and former employees.

Tax Allocation Agreement.  In connection with the Distribution, we entered into a tax allocation agreement with American Express.  This agreement governs the allocation of consolidated U.S. federal and applicable combined or unitary state and local income tax liability as between American Express and us, and provides for certain restrictions and indemnities in connection with the tax treatment of the Distribution and addresses other tax-related matters.  To avoid the Distribution being taxable to American Express and its shareholders, we are prohibited, except under certain circumstances, for a period of two years following the Distribution, from (i) consenting to certain acquisitions of significant amounts of our stock; (ii) transferring significant amounts of our assets; (iii) merging or consolidating with any other person; (iv) liquidating or partially liquidating; (v) reacquiring our stock; (vi) taking any action affecting the relative voting rights of any separate classes of our stock; or (vii) taking any other action that would be reasonably likely to jeopardize the tax free status of the Distribution.  We do not believe these prohibitions impose a significant constraint on our ability to continue executing against share repurchase authorizations that we announced in 2006.  In addition, we have undertaken to maintain our fund management business as an active business for a period of two years following the Distribution.  We have an obligation to indemnify American Express for corporate level taxes and related losses suffered by both American Express and its shareholders if, due to any of our representations or undertakings being incorrect or violated, the Distribution is determined to be taxable for other reasons.

We currently estimate that the indemnification obligation to American Express for taxes due in the event of a 50% or greater change in our stock ownership could exceed $1.5 billion.  This estimate, which does not take into account related losses such as interest, penalties and other additions to tax, depends upon several factors that are beyond our control.  As a consequence, the indemnity to American Express could vary substantially from the estimate.  Furthermore, the estimate does not address the potential indemnification obligation to both American Express and its shareholders in the event that, due to our representations or undertakings being incorrect or violated, the Distribution is determined to be taxable for other reasons.  In that event, the total indemnification obligation would likely be much greater.

Marketing and Branding Agreement.  We have entered into a marketing and branding agreement with American Express under which we have the right to use the “American Express” brand name and logo in a limited capacity for up to two years from the Distribution date in conjunction with our brand name and logo and, for a transitional period, in the names of certain of our products, services and subsidiaries.  We have access to American Express partners, cardmembers and users of the americanexpress.com website for the purpose of marketing our products and services that is similar to the access that we had prior to the Distribution.  In addition, the American Express Card is the exclusive charge card that we offer to clients of our Ameriprise Gold Financial Services, Ameriprise Platinum Financial Services and Ameriprise ONESM Financial Account during the term of the agreement.  We have also entered into an intellectual property license and transfer agreement with American Express and certain of its subsidiaries.

Reinsurance and Purchase Agreements.  In connection with the separation from American Express, our subsidiary AMEX Assurance relinquished all risks and rewards of the travel and other card insurance business of American Express Travel Related Services Company through a quota share reinsurance agreement with Amexco Insurance Company (“Amexco”), a captive insurance company subsidiary of American Express.  Under the agreement, AMEX Assurance ceded 100% of the travel insurance and card related business to Amexco in return for an arm’s length ceding commission and Amexco acquired the deferred acquisition costs related to the ceded business for cash.  As of September 30, 2005, we entered into an agreement to sell the AMEX Assurance legal entity to a subsidiary of American Express within two years after the Distribution for a fixed price equal to the net book value of AMEX Assurance as of the Distribution date, which approximated $115 million.  The closing of the sale of AMEX Assurance was deferred primarily in order for us to secure regulatory filings and other approvals in the interim.  These transactions created a variable interest entity, for the purposes of U.S. generally accepted accounting principles (“GAAP”), for which we are not the primary beneficiary.  Accordingly, we deconsolidated AMEX Assurance as of September 30, 2005 for purposes of GAAP, although it continues to appear in our statutory reporting and will do so until the closing of the sale.

Our Brands

In 2005, in connection with the separation from American Express, we launched two new brand names for our businesses.

We are using Ameriprise Financial as our holding company brand, as well as the name of our branded distribution network and certain of our retail products and services.  The retail products and services that utilize the Ameriprise brand include some that we provide through our branded advisors (e.g., wrap accounts, retail brokerage services and banking solutions) and some that we market directly to consumers (e.g., personal auto and home insurance).  We completed the transition of our banking products and services to the Ameriprise brand in the third quarter of 2006, when our new banking subsidiary received all necessary regulatory approvals.  See “Our Solutions—Asset Accumulation and Income Segment—Brokerage and Investment Advisory Services—Banking Products” below for additional information about Ameriprise Bank.

Our second brand name, RiverSource, is used for our asset management, annuity, and most of our insurance solutions.  Products that utilize the RiverSource name include institutional asset management products, annuities and life and disability insurance products.  We believe that using a separate brand for these products, including our retail mutual funds, permits differentiation from our branded advisor network.  As part of our re-branding to RiverSource, effective as of December 31, 2006, we streamlined the organizational structure of our life insurance and annuities manufacturing operations by consolidating our five life insurance subsidiaries into two entities.  This reorganization incorporated the RiverSource brand into the names of our life insurance subsidiaries that issue our annuity and life and disability insurance products.

Our Financial Advisor Platform

We provide our clients financial planning and brokerage services through our nationwide network of over 12,000 affiliated financial advisors.  Our network currently includes more than 10,000 branded advisors, of which more than 3,000 are employees of our company and approximately 7,000 are independent franchisees.  Our network also includes approximately 1,700 non-employee SAI unbranded advisors.  According to the 2006-2007 Securities Industry Association Yearbook, we had the third largest sales force in 2006 among Securities Industry Association members (based on the number of our registered representatives).

Advisors who use our brand name can affiliate with our company in two different ways.  Each affiliation offers different levels of support and compensation from our company, with the rate of commission we pay to each branded advisor determined by a schedule that takes into account the type of service or product provided, the type of branded advisor affiliation and other criteria.  The affiliation options are:

•                  Employee Advisors.  Under this affiliation, a financial advisor is an employee of our company, and we pay compensation competitive with other employee models, based principally on commissions and other fees.  We provide our employee advisors a high level of support, including providing them local office space, in exchange for a lower commission payout rate than our branded franchisee advisors.

•                  Branded Franchisee Advisors.  Under this affiliation, a financial advisor is an independent contractor franchisee who affiliates with our company and has the right to use our brand name.  We pay our branded franchisee advisors a higher payout rate than employee advisors, but they are responsible for paying their own business expenses, such as overhead and any compensation of staff they may employ.  In addition, our branded franchisee advisors pay us a franchise association fee and other fees in exchange for support we offer and the right to associate with our brand name.  The support that we offer to our branded franchisee advisors includes general leadership support, technology platforms and tools, training, and marketing programs.

We believe our strong financial advisor retention speaks to the value proposition we offer advisors.  As of December 31, 2006, over 60% of our total branded advisors had been with us for more than four years, with an average tenure among these branded advisors of nearly 13 years.  Among branded advisors who have been with us for more than four years, we have an over 94% retention rate.  We believe this success is driven by the choice we offer branded advisors about how to affiliate with our company, together with our competitive payout schemes and centralized support that helps them build their practices.

Our branded advisor platforms strive to deliver financial solutions to our clients through an approach focused on building long-term personal relationships through financial planning that is responsive to our clients’ evolving needs.  In our branded advisor client relationships involving financial plans, we utilize the Certified Financial Planner Board of Standards, Inc.’s defined financial planning process.  This process involves gathering relevant financial information, setting life goals, examining our clients’ current financial status and determining a strategy or plan for helping our clients meet their goals given their current situation and future plans.  Once we have identified a financial planning client’s objectives in asset accumulation, income and protection, we then recommend a comprehensive solution set, including products intended to address those needs while clients are accepting an appropriate range and level of risks.  Our experience has shown that financial planning relationships with our clients are characterized by an ability to better understand clients’ specific needs, leading to being able to better help our clients meet those needs, higher overall client satisfaction, more products held and higher assets under management.

Our financial planning clients pay a fixed fee, an hourly rate or a combination of the two for the receipt of financial planning services.  This fee is not based on, or related to, actual investment performance.  If clients elect to implement their financial plan with our company, we and our affiliated financial advisors generally receive a sales commission and/or sales load and other revenues for the products that we sell to them.  These commissions, sales loads and other revenues are separate from and in addition to financial planning fees we and our affiliated financial advisors may receive.  We achieved financial planning fee revenue in 2006 of $176 million, a 3% increase over 2005.  In addition, sales of financial plans increased in 2006, and now approximately 45% of our retail clients have received a financial plan or have entered into an agreement to receive and have paid for a financial plan, up from approximately 44% in 2005.

Each of our three platforms of affiliated financial advisors provides our clients access to our diversified set of asset accumulation, income and insurance products and services, as well as a selection of products of other companies.  The asset accumulation and income products we offer are described in more detail under “Our Solutions—Asset Accumulation and Income Segment” below, and the insurance products we offer are described in more detail under “Our Solutions—Protection Segment” below.  Compensation we pay our affiliated financial advisors consists of, among others, a significant portion of the revenues received in the form of financial planning fees, wrap account fees, commissions, sales charges and Rule 12b-1 distribution and servicing-related fees.

Our Solutions – Asset Accumulation and Income Segment

We offer an array of asset accumulation and income products and services to help retail and institutional clients address their identified financial objectives.  We also offer a wide range of investment management products and services to retail and institutional clients outside the United States through Threadneedle Investments, as well as a variety of services to 401(k) and other qualified and non-qualified employee retirement plans, individuals and small- and mid-sized businesses.

In 2006, 73% of our revenues were attributable to our Asset Accumulation and Income business.  Our Asset Accumulation and Income segment primarily derives revenues from the fees we receive from asset management and product distribution, as well as mortality and expense risk fees and other fees generally paid for supplemental benefits to our RiverSource variable annuities (including optional living and death benefits, such as guaranteed minimum income benefit and guaranteed minimum death benefit provisions) and marketing support payments received from external mutual funds and other firms.  We also derive revenues from the net investment and interest income earned on assets supporting our

RiverSource fixed annuities (and the fixed accounts within RiverSource variable annuities) and certificates.  Because most fees that we receive for asset management and related services are based on managed assets, market appreciation will generally result in increased revenues, and inversely, market depreciation will generally reduce revenues.  Revenues will also fluctuate due to net inflows or outflows of assets.

At December 31, 2006, we had $466.1 billion in owned, managed and administered assets worldwide compared to $428.2 billion as of December 31, 2005, as follows:

	As of December 31,
Asset Category	2006	2005
	(in billions)
Owned	$97.2	$86.9
Managed	299.8	264.0
Administered	69.1	77.3
Total	$466.1	$428.2

Owned assets include certain assets on our balance sheet, such as investments in the general accounts and the separate accounts of the RiverSource Life companies, as well as cash and cash equivalents, restricted and segregated cash and receivables.  Managed assets include client assets for which we provide investment management and other services, such as the assets of the RiverSource family of mutual funds, assets of institutional clients and assets held in our wrap accounts (retail accounts for which we receive a fee based on assets held in the account).  Managed assets also include assets managed by sub-advisors selected by us.  Administered assets include assets for which we provide administrative services, such as assets of our clients invested in other companies’ products that we offer outside of our wrap accounts.  The decline in administered assets shown in the table above is due principally to the 2006 sale of our defined contribution plan recordkeeping business.  Our in-house investment management teams manage approximately 61% of our owned, managed and administered assets.

For additional details regarding our owned, managed and administered assets, see “Management’s Discussion and Analysis” contained in our 2006 Annual Report to Shareholders.

Investment Management Capabilities and Development

Our investment management teams manage the majority of assets in our RiverSource and Threadneedle families of mutual funds, as well as the assets we manage for institutional clients in separately managed accounts, the general and separate accounts of the RiverSource Life companies and the assets of our face-amount certificate company.  These investment management teams also manage assets under sub-advisory arrangements.

We believe that delivering consistent and strong investment performance will positively impact our assets under management by increasing the competitiveness and attractiveness of many of our asset accumulation and income products.  We strive to deliver strong investment performance by supporting our fixed income and equity management teams and investing in the tools and resources to assist them in their investment management activities.  We have implemented different approaches to investment management depending on whether the investments in our portfolio are fixed income or equity.

•                  Fixed Income.  In the United States, our fixed-income investment management teams are centralized in Minneapolis, Minnesota, with our leveraged loan team located in Los Angeles, California.  Our fixed income teams are organized by sector.  They utilize valuation models with both quantitative and qualitative inputs to drive duration, yield curve and credit decisioning.  This sector-based approach creates focused teams organized by expertise and accountable for performance.  Portfolio performance is measured in such a way that client interests are optimized and asset managers are incentivized to collaborate, employ best practices and execute in rapid response to changing market and investment conditions consistent with established portfolio management principles.

•                  Equity.  We have implemented a multi-boutique approach to equity asset management using individual, highly accountable investment management teams with dedicated analytical and equity trading resources.  Each team focuses on particular investment strategies and product sets.  We have investment management teams located in Boston, Cambridge (Massachusetts) and Minneapolis as well as at our affiliates Kenwood Capital Management LLC (“Kenwood”) and Threadneedle Investments.

Kenwood is an investment management joint venture we established in 1998.  We own 47.7% of Kenwood and Kenwood’s investment management principals own 47.5% of the firm, with the remainder held by associate portfolio managers employed by Kenwood.  Kenwood investment management services are focused on the small- and mid-cap segments of the U.S. equity market.

Beginning in 2001, we have taken major steps to improve investment performance by enhancing investment management leadership, talent and infrastructure.

•                  In September 2001, we hired our current Chief Investment Officer, who has 23 years of experience in the financial services industry.

•                  In the first quarter of 2002, we formed our Boston investment management team through the strategic hiring of analysts and portfolio managers with substantial experience in the financial services and asset management industries.  This investment team is focused on management of ten of our own large-cap and sector mutual funds using fundamental research as a money management technique and assumed management of eight of these funds in 2002.

•                  In the third quarter of 2002, we hired a new head of our fixed income investment management, who has 21 years of experience in the asset management industry.

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

•                  In September 2003, we acquired Threadneedle Investments, one of the U.K.’s leading investment managers.  Threadneedle Investments currently has over 100 investment professionals based in London.  We restructured our international investment management teams located in London, Singapore and Tokyo and transferred management of our RiverSource global and international equity portfolios to Threadneedle.  Threadneedle Investments has performed strongly since our September 2003 acquisition and has increased its managed assets over the period from $81.1 billion at September 30, 2003 to $136.3 billion at December 31, 2006.

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

•                  In 2005, we expanded the role of our head of fixed income to include a broad set of our Minneapolis investment teams, including both equity and fixed income.  We also closed our San Diego office, allowing us to leverage resources and talent more effectively by focusing our U.S. equity portfolio management and research efforts on our three other U.S. equity platforms.

•                  In 2006, we implemented the Charles River equity trading and compliance system, a leading tool that significantly enhances our infrastructure and capabilities.

Taken together, these actions have led us to deliver strong investment performance.  As of December 31, 2006, 77% of RiverSource equity mutual funds and 72% of RiverSource fixed income mutual funds were above the median of their respective Lipper peer groups for one-year performance.  In addition to our existing products, we are seeking to take advantage of the improvements in our investment performance by creating new retail and institutional investment products, including 18 new RiverSource mutual funds, 18 RiverSource-manufactured annuity products, 2 Threadneedle hedge funds, and 4 Threadneedle Open Ended Investment Companies (“OEICs”) that were launched in 2006.  We provide seed money to certain of our investment management teams to develop new products for our institutional clients.  In addition, Threadneedle Investments is leading our efforts to develop investment strategies in emerging markets with a China Equity mutual fund being launched in 2007.

Threadneedle Investments

We also offer investment management products and services through Threadneedle Investments.  Threadneedle Investments is headquartered in London, England, and had approximately 700 employees as of December 31, 2006.  The Threadneedle group of companies provides investment management products and services independently from our other affiliates.  Threadneedle Investments offers a wide range of asset management products and services, including segregated asset management, mutual funds and hedge funds, to institutional clients as well as to retail clients through intermediaries, banks and fund platforms in Europe.  These services comprise most asset classes, including equities, fixed income, cash and real estate.

Threadneedle Investments also offers investment management products and services to U.S. investment companies, other U.S. institutional clients, including certain RiverSource investment funds, as well as non-U.S. institutional clients.  In addition, Threadneedle Investments provides sub-advisory services to the Luxembourg-based fund family of American Express Bank Ltd., a subsidiary of American Express.

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

Our September 2003 acquisition of Threadneedle Investments helped facilitate consolidation of our international asset management activities in the United Kingdom.  Threadneedle has benefited from growth in assets under management both through new client business and organic market growth of existing funds.  At December 31, 2006, the Threadneedle group of companies managed $136.3 billion, or 29%, of our total owned, managed and administered assets for both retail and institutional clients compared to $117.2 billion at December 31, 2005.

Mutual Fund Families – RiverSource and Threadneedle

Our RiverSource family of mutual funds consists of two groups of funds:  (1) the RiverSource Funds, a group of retail mutual funds, and (2) the RiverSource Variable Portfolio Funds (“VP Funds”), a group of variable product funds available as investment options in variable insurance and annuity products.  We offer the RiverSource Funds to investors primarily through our financial advisor network and to participants in retirement plans through various third-party administrative platforms.  In 2006, we began increasing our efforts to distribute RiverSource funds through third-party broker-dealer firms, third-party administrative platforms, and banks.  The VP Funds are generally available only as underlying investment options in our own RiverSource variable annuity and variable life products.  Both the RiverSource Funds and the VP Funds include domestic and international equity, fixed income, cash management and balanced funds with a variety of investment objectives.  We refer to the RiverSource Funds and the VP Funds, together, as the RiverSource family of mutual funds.

At December 31, 2006, the RiverSource family of mutual funds consisted of 99 funds with $81.7 billion in managed assets compared to 90 funds with $76.6 billion at December 31, 2005.  The RiverSource Funds had total managed assets at December 31, 2006 of $59.5 billion in 76 funds compared to $58.1 billion at December 31, 2005 in 66 funds.  The VP Funds had total managed assets at December 31, 2006 of $22.2 billion in 23 funds compared to $18.6 billion at December 31, 2005 in 24 funds.

AMPF, our primary retail brokerage subsidiary, acts as the principal underwriter (distributor of shares) for the RiverSource family of mutual funds.  In addition, RiverSource Investments, LLC acts as investment manager, and several of our subsidiaries perform various services for the funds, including accounting, administrative, transfer agency and custodial services.  RiverSource Investments, LLC performs investment management services pursuant to contracts with the mutual funds that are subject to renewal by the mutual fund boards within two years after initial implementation, and thereafter, on an annual basis.

RiverSource Investments, LLC earns management fees for managing the assets of the RiverSource family of mutual funds based on the underlying asset values.  We also earn fees by providing other services to the RiverSource family of mutual funds.  RiverSource Funds that are equity or balanced funds have a performance incentive adjustment that adjusts the level of management fees received, upward or downward, based on the fund’s performance as measured against a designated external index of peers.  This has a corresponding impact on management fee revenue.  In 2006, revenues were adjusted upward by $6 million due to performance incentive adjustments.  We earn commissions for distributing the RiverSource Funds through sales charges (front-end or back-end loads) on certain classes of shares and distribution and servicing-related (12b-1) fees based on a percentage of fund assets, and receive intercompany allocation payments.  This revenue is impacted by our overall asset levels, and overall the RiverSource Funds have experienced significant net asset outflows since 2000, although we believe this trend has slowed in recent quarters taken as a whole due to strong sales growth resulting from improved investment performance and new product introductions.

The RiverSource family of funds also uses sub-advisors to diversify and enhance investment management expertise.  Since the end of 2003, Threadneedle personnel have provided investment management services to the global and international equity funds.  Kenwood, another of our affiliates, also provides sub-advisory services to one small-cap RiverSource Fund and one small-cap VP Fund.  In addition to Threadneedle Investments and Kenwood, 23 unaffiliated sub-advisors provide investment management services to certain RiverSource funds.

Threadneedle manages two UK-domiciled OEICs each of which qualifies as a public limited company that coordinates the distribution and management of unit trusts among countries in the European Union (“UCITS”):  Threadneedle Investment Funds ICVC (“TIF”) and Threadneedle Specialist Investment Funds ICVC (“TSIF”).  TIF is registered for public offer in the UK, Austria, Belgium, France, Germany, Hong Kong, Luxembourg, Spain, Switzerland (15 sub-funds only) and The Netherlands.  TSIF is registered for public offer in the UK, Austria, France, Germany, Luxembourg, Spain and The Netherlands.  TIF and TSIF are structured as umbrella companies with a total of 42 (34 and 8, respectively) sub-funds covering the world’s bond and equity markets as well as money market funds, and all funds are compliant with EU Directives for the cross-border marketing of UCITS.

Institutional Separately Managed Accounts

We provide investment management services to pension, profit-sharing, employee savings and endowment funds, accounts of large- and medium-sized businesses and governmental clients, as well as the accounts of high-net-worth individuals and smaller institutional clients, including tax-exempt and not-for-profit organizations.  The management services we offer include investment of funds on a discretionary or non-discretionary basis and related services including trading, cash management and reporting.

We offer various fixed income and equity investment strategies for our institutional separately managed accounts clients.  Through an arrangement with Threadneedle Investments and our affiliate Kenwood, we also offer certain international and U.S. equity strategies to U.S. clients.

For our investment management services, we generally receive fees based on the market value of managed assets pursuant to contracts that can typically be terminated by the client on short notice.  Clients may also pay fees to us based on the performance of their portfolio.

At December 31, 2006, we managed a total of $18.8 billion in assets under this range of services.

Insurance Company General and Separate Accounts

We provide investment management services for assets held in the general and separate accounts of our RiverSource Life companies.  Our fixed-income team manages the general account assets according to a strategy designed to provide for a consolidated and targeted rate of return on investments while controlling risk.  Separate account assets are managed by both our fixed-income and equity teams.  At December 31, 2006, on behalf of the RiverSource Life companies, we managed general account assets of $27.9 billion and separate account assets of $22.3 billion, compared to $31.0 billion and $18.6 billion, respectively, at December 31, 2005.

In accordance with regulatory investment guidelines, the RiverSource Life companies, through their respective boards of directors, boards of directors’ investment committees or staff functions, review models projecting different interest rate scenarios, risk/return measures and their effect on profitability in order to guide us in our management of the general account assets.  They also review the distribution of assets in the portfolio by type and credit risk sector.  The objective is to structure the investment securities portfolio in the general accounts to meet contractual obligations under the insurance and annuity products we have manufactured and achieve targeted levels of profitability within defined risk parameters.

Threadneedle Investments provides investment management services for accounts of The Zurich Group totaling $96.5 billion in separately managed assets as of December 31, 2006, compared to $84.1 billion as of December 31, 2005.  See “—International Distribution—The Zurich Group” below.

Management of Collateralized Debt Obligations (“CDOs”)

We provide collateral management services to special purpose vehicles that issue CDOs through a dedicated team of investment professionals located in Los Angeles and Minneapolis.  CDOs are securities collateralized by a pool of assets, usually primarily syndicated bank loans and, to a lesser extent, high yield bonds.  Multiple tranches of securities are issued by a CDO, offering investors various maturity and credit risk characteristics.  Scheduled payments to investors are based on the performance of the CDO’s collateral pool.  For collateral management of CDOs, we earn fees based on managed assets and, in certain instances, may also receive performance-based fees.  At December 31, 2006, we managed $7.6 billion of assets related to CDOs.

Sub-Advisory Services

We serve as sub-advisors to certain offshore mutual funds sponsored by American Express Bank Ltd., a subsidiary of American Express.  These funds are organized under the laws of Luxembourg and are advised by American Express Asset Management Company (Luxembourg) Ltd., a subsidiary of American Express.  We act as sub-advisor for other domestic and international funds, and are pursuing opportunities to sub-advise additional investment company assets in the U.S. and overseas.  As of December 31, 2006, we had over $1.2 billion in sub-advised assets.  Our affiliates, Kenwood and Threadneedle Investments, also serve as sub-advisors to investment companies and other assets.

Hedge Funds

We provide investment advice and related services to private, pooled investment vehicles organized as limited partnerships, limited liability corporations or foreign (non-U.S.) entities.  These funds are currently exempt from registration under the Investment Company Act of 1940 and are organized as domestic and foreign funds.

For investment management services, we generally receive fees based on the market value of assets under management, as well as performance-based fees.

Brokerage and Investment Advisory Services

Non-Proprietary Mutual Funds

We offer more than 2,000 mutual funds from more than 200 other mutual fund families on a stand-alone basis and as part of our wrap accounts and 401(k) plans to provide our clients a broad choice of investment products.  In 2006, our retail sales of other companies’ mutual funds accounted for a substantial portion of our total retail mutual fund sales.  Client assets held in mutual funds of other companies on a stand-alone basis generally produce lower revenues than client assets held in our own mutual funds.

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

Fee-based Investment Advisory Accounts

In addition to purchases of proprietary and non-proprietary mutual funds and other securities on a stand-alone basis, clients may purchase mutual funds, among other securities, in connection with investment advisory fee-based “wrap account” programs or services, and pay fees based on a percentage of their assets.  We currently offer both discretionary and non-discretionary investment advisory wrap accounts.  In a discretionary wrap account, we or an unaffiliated investment advisor chooses the underlying investments in the portfolio on behalf of the client, whereas in a non-discretionary wrap account, clients choose the underlying investments in the portfolio based, to the extent the client elects, on the recommendations of their financial advisor.  Investors in discretionary and non-discretionary wrap accounts generally pay an asset-based fee that is based on the assets held in their wrap accounts as well as any related fees or costs included in the underlying securities held in that account (e.g., underlying mutual fund operating expenses, Rule 12b-1 fees, etc.).  A portion of our proprietary mutual fund sales are made through wrap accounts.  Client assets held in proprietary mutual funds in a wrap account generally produce higher revenues than client assets held in proprietary mutual funds on a stand-alone basis because, as noted above, we receive a fee based on the asset values of the assets held in a wrap account in addition to revenues we normally receive for investment management of the funds included in the account.

We offer four major types of investment advisory accounts under our Ameriprise Premier Portfolio Services (“Premier”) program.  The largest wrap service we sponsor within Premier is AmeripriseSM Strategic Portfolio Service

Advantage, a non-discretionary wrap account service.  The Strategic Portfolio Service Advantage wrap program had total client assets under management of $59.4 billion as of December 31, 2006, compared to $44.6 billion as of December 31, 2005.  We also sponsor separately managed accounts (“SMAs”), a discretionary wrap account service through which clients invest in strategies offered by us and affiliated and non-affiliated investment managers.  SMAs had total client assets under management of $2.4 billion as of December 31, 2006, compared to $2.1 billion as of December 31, 2005.  We also offer a discretionary fund of hedge funds investment advisory account through Premier and in the first quarter of 2007, we launched Active Portfolios, a discretionary mutual fund wrap account service of which we are the sponsor.  Active Portfolios clients are able to invest in portfolios managed by RiverSource Investments.

Brokerage and Other Products and Services

We offer our retail and institutional clients a variety of brokerage and other products and services.

Our Ameriprise ONE Financial Account is a single integrated financial management account for our retail clients that combines a client’s investment, banking and lending relationships.  The Ameriprise ONE Financial Account enables clients to access a single cash account to fund a variety of financial transactions, including investments in mutual funds, individual securities, cash products and margin lending.  Additional features of the Ameriprise ONE Financial Account include unlimited check writing with overdraft protection, an American Express® Gold or Platinum Card (subject to certain eligibility requirements), online bill payments, ATM access and a savings account.

We provide securities execution and clearing services for our retail and institutional clients through our registered broker-dealer subsidiaries.  As of December 31, 2006, we administered $69.1 billion in assets for clients, a decrease of $8.2 billion from December 31, 2005.  Our online brokerage service allows clients to purchase and sell securities online, obtain independent research and information about a wide variety of securities, use self-directed asset allocation and other financial planning tools, contact a financial advisor, as well as have access to mutual funds, among other services.  We also offer shares in public, non-exchange traded Real Estate Investment Trusts (“REITs”) issued by other companies.  We believe that we are one of the largest distributors of public non-exchange traded REITs in the United States.  In addition, we service, but do not sell, managed futures limited partnerships engaged in the trading of commodity interests, including futures contracts, in which one of our subsidiaries is the general partner.  These products subject us to regulation by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association.

We also offer a My Financial Accounts data aggregation service, which is an online capability that enables clients to view and manage their entire Ameriprise Financial relationship (i.e., brokerage, 401(k), banking and credit cards) in one secure place via the Internet.  Our My Financial Accounts data aggregation service also allows clients to add third-party account information, providing a consolidated view of their financial services account relationships.

In May 2004, we began the nationwide rollout of Ameriprise Gold Financial Services to offer special benefits to recognize and reward our clients with more than $100,000 invested with our company or, starting in 2005, with at least a $1 million face-amount estate series life insurance policy.  Clients with over $500,000 invested with our company or a $5 million face-amount estate series life insurance policy may qualify for Ameriprise Platinum Financial Services.  Clients must meet detailed eligibility and maintenance rules to qualify for and retain Gold or Platinum status.  Special benefits may include items such as annual fee waivers on IRA rollovers, quarterly fee waivers on the Ameriprise ONE Financial Account or a fee-waived American Express® Preferred Rewards Gold or Platinum Card, as applicable.  Financial planning services are available for a separate fee as described above under “Our Financial Advisor Platform.”

Face-Amount Certificates

We issue five different types of face-amount certificates, a type of investment product, through Ameriprise Certificate Company, a wholly owned subsidiary that is registered as an investment company under the Investment Company Act of 1940.  Owners of our certificates invest funds and are entitled to receive, at maturity or at the end of a stated term, a determinable amount of money equal to their aggregate investments in the certificate plus interest at rates we declare from time to time, less any withdrawals and early withdrawal penalties.  For two types of certificate products, the rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at our discretion for prospective terms.

At December 31, 2006, we had $4.7 billion in total certificate reserves underlying our certificate products.  Our earnings are based upon the spread between the interest rates credited to certificate holders and the interest earned on the certificate assets invested.  A portion of these earnings is used to compensate the various affiliated and unaffiliated entities that provide management, administrative and other services to our company for these products.  The certificates compete with many other investments offered by banks (including Ameriprise Bank), savings and loan associations, credit unions, mutual funds, insurance companies and similar financial institutions, which may be viewed by potential customers as offering a comparable or superior combination of safety and return on investment.  In times of weak performance in the equity markets, certificate sales are generally stronger.

Annuities

We offer annuity products issued almost exclusively through the RiverSource Life companies.  Our products include deferred variable and fixed annuities, in which assets accumulate until the contract is surrendered, the contractholder (or in some contracts, annuitant) dies or the contractholder or annuitant begins receiving benefits under an annuity payout option.  We also offer immediate annuities, in which payments begin within one year of issue and continue for life or for a fixed period of time.  In addition to the revenues we generate on these products, which are described below, we also receive fees charged on assets allocated to our separate accounts to cover administrative costs, and a portion of the management fees from the underlying investment accounts in which assets are invested, as discussed below under “ —Variable Annuities.”  Investment management performance is critical to the profitability of our RiverSource annuity business.

Our branded advisors generally do not offer annuity products of our competitors, except for annuities specifically designed for use in the small employer 401(k) market that are issued by two unaffiliated insurance companies, and except for a limited number of selected newly recruited advisors who can continue to service and receive commissions on previously placed business with certain approved unaffiliated insurance companies.  Our unbranded advisors do offer annuities from a broader array of insurance companies.  Our RiverSource Distributors subsidiary serves as the principal underwriter and distributor of RiverSource Annuities through AMPF, SAI, and third-party channels such as banks and broker-dealer networks.

RiverSource Life is one of the largest issuers of annuities in the United States.  For the year ended December 31, 2006, on a consolidated basis, our variable annuity products ranked eighth in new sales of variable annuities according to VARDS.  We continue to expand distribution by delivering annuity products issued by the RiverSource Life companies through non-affiliated representatives and agents of third-party distributors.

RiverSource Life had fixed and variable annuity cash sales in 2006 of $12.9 billion, up from 2005 as a result of a 46% increase in variable annuity sales, partially offset by a decrease in fixed annuity sales.  The relative proportion between fixed and variable annuity sales is generally driven by the relative performance of the equity and fixed income markets.  In times of lackluster performance in equity markets, fixed sales are generally stronger.  In times of superior performance in equity markets, variable sales are generally stronger.  The relative proportion between fixed and variable annuity sales is also influenced by product design and other factors.  Our recent sales of fixed annuity products have been substantially limited in response to consumer demand and market conditions.

Variable Annuities

A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder’s choice.  These underlying investment options may include the RiverSource VP Funds discussed above as well as mutual funds of other companies.  RiverSource variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 4% at December 31, 2006.

Our Portfolio Navigator asset allocation program is available under our variable annuities.  The Portfolio Navigator program is designed to help a contract purchaser select an asset allocation model portfolio from the choices available under the program, based on the purchaser’s stated investment time horizon, risk tolerance and investment goals.  We believe the benefits of the Portfolio Navigator asset allocation program include a well-diversified annuity portfolio, disciplined, professionally created asset allocation models, simplicity and ease of use, access to multiple well-known money managers within each model portfolio and automatic rebalancing of the client’s contract value on a quarterly basis.  The model portfolios under the Portfolio Navigator asset allocation program are designed and periodically updated by our investment management subsidiary RiverSource Investments, LLC, based on recommendations from Morningstar Associates.

Contract purchasers can choose to add various optional benefit provisions to their contracts to meet their needs.  These include enhanced guaranteed minimum death benefit provisions, guaranteed minimum withdrawal benefit provisions, guaranteed minimum accumulation benefit provisions and guaranteed minimum income benefit provisions.  In general, these features can help protect contractholders and beneficiaries from a shortfall in death or living benefits due to a decline in the value of their underlying investment accounts.

The general account assets of each of our life insurance subsidiaries support the contractual obligations under the guaranteed benefit provisions the company issues (see “—Investment Management Capabilities and Development—Insurance Company General and Separate Accounts” above).  As a result, they bear the risk that protracted under-

performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support.  Their exposure to risk from guaranteed benefits generally will increase when equity markets decline.

RiverSource variable annuities provide us with fee-based revenue in the form of mortality and expense risk charges and fees charged for optional features elected by the contractholder and other contract charges.  We and our affiliates receive asset management fees for managing the VP Funds underlying our variable annuity products as well as Rule 12b-1 distribution and servicing-related fees from the VP Funds and the underlying funds of other companies.  In addition, we receive marketing support payments from the affiliates of other companies’ funds included as investment options in our RiverSource variable annuity products.

Fixed Annuities

RiverSource fixed annuity products provide a contractholder with cash value that increases by a fixed or indexed interest rate.  Fixed rates are periodically reset at our discretion subject to certain policy terms establishing minimum guaranteed interest crediting rates.  Our earnings from fixed annuities are based upon the spread between rates earned on assets purchased with fixed annuity deposits and the rates at which interest is credited to our RiverSource fixed annuity contracts.

RiverSource fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1.5% to 5% at December 31, 2006.  In 2003, and in response to a declining interest rate environment, several states adopted an interim regulation allowing for a guaranteed minimum interest-crediting rate of 1.5% and/or a model regulation providing for a guaranteed indexed rate and have now adopted regulations that mirror the National Association of Insurance Commissioners (“NAIC”) model regulation for a guaranteed indexed rate.  In response, we filed a number of contract changes in recent years to implement lower minimum guarantees.  We will continue to implement contract changes as states adopt the new model regulation or as the interim regulation expires according to its terms.  As noted above, given prevailing consumer demand and market conditions, our recent sales of fixed annuity products have been substantially limited.

Liabilities and Reserves for Annuities

We must maintain adequate financial reserves to cover the risks associated with guaranteed benefit provisions added to variable annuity contracts in addition to liabilities arising from fixed and variable annuity base contracts.  You can find a discussion of liabilities and reserves related to our annuity products in Note 2 to our Consolidated Financial Statements included in our 2006 Annual Report to Shareholders.

Banking Products

We provide consumer lending and Federal Deposit Insurance Corporation (“FDIC”) insured deposit products to our retail clients through our new banking subsidiary, Ameriprise Bank, which commenced operations in the third quarter of 2006.  Our consumer lending products include first mortgages, home equity loans, home equity lines of credit, investment secured loans and lines of credit and unsecured loans and lines of credit.  The majority of bank deposits are in the Ameriprise Personal Savings Account, which is offered in connection with the Ameriprise ONE Financial Account described above in “Our Solutions—Asset Accumulation and Income Segment—Brokerage and Investment Advisory Services—Brokerage and Other Products and Services.”  This product held $636 million in total deposits as of December 31, 2006.  We also offer stand-alone checking, savings and money market accounts and certificates of deposit.  We believe these products play a key role in our Asset Accumulation and Income business by offering our clients an FDIC-insured alternative to other cash products.  They also provide pricing flexibility generally not available through money market funds.

Our originated mortgage and home equity installment loan products are sold to third parties shortly after origination.  All other lending products are originated and held on the balance sheet of Ameriprise Bank.  As of December 31, 2006, there were $410 million in home equity line of credit balances, $31 million in investment-secured loan and line of credit balances and $58 million in unsecured balances, net of premiums and discounts.

We distribute our banking products through branded advisor referrals and through our website.  We believe that the availability of these products is a competitive advantage and supports our financial advisors in their ability to meet the financial needs of our clients.  We also provide distribution services for the Personal Trust Services division of Ameriprise Bank.  Personal Trust Services provides personal trust, custodial, agency and investment management services to individual and corporate clients of our branded advisors.  Personal Trust Services also uses some of our investment products in connection with its services.

Strategic Alliances and Other Marketing Channels

We use strategic marketing alliances, local marketing programs for our branded advisors and on-site workshops through our Business Alliances group in order to generate new clients for our financial planning and other financial services.  In addition, we use third-party distribution channels to sell our RiverSource annuity products and our RiverSource Funds.

Strategic Alliances and Other Marketing Arrangements

An important aspect of our strategy is to leverage the client relationships of our other businesses by working with major companies to create alliances that help generate new financial services clients for us.  We currently have relationships with Delta, American Century Services Corporation (“American Century”), eWomenNetwork, Inc. and Life Time Fitness.  In addition to these relationships, we also continue to market products and services directly to consumers holding an American Express Card under our arrangement with American Express.

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

•                  Life Time Fitness.  In February 2006, we engaged in a marketing agreement with Life Time Fitness.  Through in-club promotions, fine dining events and direct response offers made through Life Time Fitness’s Experience Life magazine, we offer financial planning services to a demographically desirable membership base approaching one million members.  Ameriprise will also be a sponsor for the Life Time Fitness triathlon series in five cities in both 2007 and 2008.

Our alliance arrangements are generally for a limited duration of one to five years with an option to renew.  Additionally, these types of marketing arrangements typically provide that either party may terminate the agreements on short notice, typically within 60 days.  We compensate our alliance partners for providing opportunities to market to their clients.

In addition to our alliance arrangements, we have developed a number of local marketing programs for our branded advisors to use in building a client base in their local communities.  These include pre-approved seminars, seminar- and event-training and referral tools and training, which are designed to encourage both prospective and existing clients to refer or bring their friends to an event.

Third-Party Distribution Channels

We also offer our RiverSource annuity products to retail clients through third-party banks and broker-dealers, such as Wachovia Securities, Inc., SunTrust Securities, Inc., Wells Fargo Securities, Inc. and Dreyfus Service Corporation.  As of December 31, 2006, we had distribution agreements for RiverSource annuity products in place with approximately 14 banks and over 70 broker-dealers, with annual sales of $1.6 billion in 2006.  In 2006 we began signing agreements to offer RiverSource Funds through third-party bank and broker-dealer channels.  Our intention is to grow this demand of distribution, and we have begun a staffing initiative in order to do so.

Financial Education and Planning Services

We provide workplace financial education and advisory services programs to major corporations and small businesses through our Business Alliances group.  Our Business Alliances group focuses on helping the individual employees of client companies plan for and achieve their long-term financial objectives.  It makes available educational materials, tools and programs as well as training and supporting financial advisors working on-site at company locations to present educational seminars, conducting one-on-one meetings and participating in client educational events.  In 2006, we maintained and continued to seek financial education relationships with companies and small businesses, and focused on retaining broader financial planning and educational programs with our clients transitioning away from the defined contribution plan recordkeeping business which we sold in 2006.

We also provide financial advice service offerings, such as Financial Planning and Executive Financial Services, tailored to discrete employee segments.  We believe that demand for employee financial education will remain high, particularly given the continuing trend toward increased employee responsibility for selecting retirement investments, selecting benefit options, and for their overall personal retirement readiness.

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

Institutional Distribution

We offer separately managed account services to a variety of institutional clients, including pension plans, employee savings plans, foundations, endowments, corporations, banks, trusts, governmental entities, high-net-worth individuals and not-for-profit organizations.  We also provide investment management services for the general and separate accounts of insurance companies, including for our insurance subsidiaries, as well as hedge fund management and other alternative investment products.  These alternative investment products include CDOs available through our syndicated loan management group to our institutional clients.  We also offer a variety of retirement plan services to institutional clients.  We are working to further develop our institutional capabilities, including funding institutional product development by our investment management teams and through the recent expansion of our institutional and sub-advisory sales teams.  At December 31, 2006, $153.1 billion, or 33%, of our total owned, managed and administered assets (other than assets held in the general and separate accounts of our RiverSource Life companies described below) were managed for institutional clients, including assets managed by Threadneedle Investments.

Retirement Plan Services

We provide a variety of services for our institutional clients who sponsor retirement plans.  These services are provided primarily through our trust company subsidiary and one of our broker-dealer subsidiaries.

As of December 31, 2006, $10.1 billion of RiverSource Trust Collective Funds and separate accounts, or 2%, of our total owned, managed and administered assets as of such date, were managed for retirement services clients, compared to $11.2  billion at December 31, 2005.  This amount does not include the RiverSource family of mutual funds held in other retirement plans, because these assets are included under assets managed for institutional and retail clients and within the “Investment Management Capabilities and Development—Mutual Fund Families—RiverSource and Threadneedle” section above.

On June 1, 2006, our trust company subsidiary completed the sale of its defined contribution recordkeeping business for $66 million.  We incurred $30 million of expenses related to the sale and realized a pretax gain of $36 million.  The expenses included a write-down of capitalized software development costs of $17 million and severance costs of $11 million.  Our trust company subsidiary continues to provide recordkeeping services to these plans through a transition period that will end in 2007.  We continue to manage $11.8 billion of defined contribution assets.

We continue to provide investment management services through collective investment funds provided by our trust company subsidiary.  Collective funds are investment funds that are exempt from registration with the Securities and Exchange Commission (“SEC”) and offered primarily through banks and other financial institutions to institutional clients such as retirement, pension and profit-sharing plans.  We currently serve as investment manager to 42 collective funds covering a broad spectrum of investment strategies.  We receive fees for investment management services that are generally based upon a percentage of assets under management rather than performance-based fees.  We continue to provide our collective funds to retirement plans that were involved in the sale of our defined contribution recordkeeping business.

In addition to RiverSource Funds and RiverSource Trust Collective Funds, we offer separately managed accounts to our retirement plan clients.

In addition to the investment management services described above, our trust company also acts as custodian, and one of our brokerage subsidiaries acts as broker, for individual retirement accounts, tax-sheltered custodial accounts and other retirement plans for individuals and small- and mid-sized businesses.  At December 31, 2006, these tax-qualified assets totaled $89.3 billion, 19% of our total assets owned, managed and administered.

Our trust company subsidiary also provides institutional asset custodial services primarily to our affiliates providing mutual funds, face-amount certificates, asset management and life insurance.  At December 31, 2006, our institutional assets under custody were $110.9 billion.  We receive fees for our custody services that are generally based upon assets under custody as well as transaction-related fees for our institutional custody services.

International Distribution

Outside the United States, distribution is led by Threadneedle and is organized along three lines: retail, institutional and The Zurich Group.

Retail.  The retail business line includes Threadneedle’s U.K. mutual fund family, which ranked as the fourth largest retail fund business in the United Kingdom in terms of assets under management at December 31, 2006, according to the Investment Management Association, a trade association for the U.K. investment management industry.  Threadneedle sells mutual funds mostly in Europe (primarily the U.K. and Germany) through financial intermediaries and institutions.  The  retail business unit also includes Threadneedle’s hedge funds comprising five long/short equity funds, a fund-of-funds and one fixed income fund.  The hedge funds are sold primarily to banks and other managers of funds of hedge funds.

Institutional.  Threadneedle’s institutional business offers separately managed accounts to U.K. and international pension funds and other institutions as well as offering insurance funds.  Threadneedle Investments is expanding distribution of its institutional products in Scandinavia, Switzerland, Spain, the Middle East and Asia.  At December 31, 2006, Threadneedle Investments had $119.6 billion in owned assets and managed assets in separately managed accounts (including “—The Zurich Group” assets, as described below) compared to $103.2 billion at December 31, 2005.

The Zurich Group.  Threadneedle’s Zurich business comprises the asset management activities undertaken by Threadneedle Investments for The Zurich Group.  The Zurich Group is Threadneedle’s single largest client and represented 73% of Threadneedle’s assets under management as of December 31, 2006.  However, the annual fees associated with these assets comprise a substantially lower portion of Threadneedle’s revenue.  Threadneedle provides investment management products and services to The Zurich Group for assets generated by The Zurich Group through the sale of its life insurance products, variable annuity, pension and general insurance products, as well as other assets on the balance sheet of The Zurich Group.  Threadneedle entered into an agreement with The Zurich Group when we acquired Threadneedle Investments in 2003 for Threadneedle to continue to manage certain assets of Zurich Financial Services, a subsidiary of The Zurich Group.  For investment management of the assets underlying The Zurich Group’s life insurance products (which represent 90% of the assets managed for The Zurich Group as of December 31, 2006), the initial term of the agreement is through October 2011.  For investment management of The Zurich Group’s other assets, the initial term ended in October 2006 and has been extended in connection with a restructuring of the portfolio and a move to more market-aligned rates and terms.  The agreement also provides for a fee review in March 2007 for management of non-property policyholder assets on the balance sheet of The Zurich Group and the potential for a property fee review in 2008.  Threadneedle Investments also offers its funds directly or within a multi-manager wrap through an independent UK distribution platform operated by Openwork Limited.  Threadneedle Investments provides sales and marketing support for these distribution channels.

Our Solutions – Protection Segment

We offer a variety of protection products, including life, disability income, brokered life and health insurance products and personal auto and home insurance, to address the identified protection and risk management needs of our retail clients.  We offer these insurance products primarily to our clients with financial plans and, other than personal auto and home insurance, we offer these products exclusively through our branded advisors.  We offer our personal auto and home insurance products primarily on a direct basis through co-marketing alliances.  We issue insurance policies through our life insurance subsidiaries and the Property Casualty companies (as defined below under “—Ameriprise Auto & Home”).  The RiverSource Life companies are also the issuers of the annuity products described above under “Our Solutions—Asset Accumulation and Income Segment—Brokerage and Investment Advisory Services—Annuities.”

In 2006, 24% of our revenues were attributable to our Protection business.  Our Protection business generates income from premiums and cost of insurance charges, the spread between our earnings on the investment of general account assets of our RiverSource Life companies and the interest credited to contractholders’ fixed accounts, and mortality and expense risk fees, as well as marketing, administrative, servicing and distribution support fees related to the funds underlying our variable life products.

RiverSource Life

Through the RiverSource Life companies, we are the issuers of both variable and fixed universal life insurance, traditional life insurance including whole life and term life, and disability income insurance (we discontinued underwriting new long term care policies as of December 31, 2002).  Universal life insurance is a form of permanent life insurance characterized by its flexible premiums, its flexible death benefit amounts and its unbundling of the pricing factors (i.e., mortality, interest and expenses).  Traditional life insurance refers to whole and term life insurance policies that pay a specified sum to a beneficiary upon death of the insured for a fixed premium.  Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith.

RiverSource Life’s sales of individual life insurance in 2006, as measured by scheduled annual premiums, excluding lump sum and excess premiums, consisted of 82% variable universal life, 9% fixed universal life and 9% traditional life.  Our RiverSource Life companies issue only non-participating policies, which do not pay dividends to policyholders from the insurer’s earnings.

Assets supporting policy values associated with fixed account life insurance and annuity products, as well as those assets associated with fixed account investment options under variable insurance and annuity products (collectively referred to as the “fixed accounts”), are part of the RiverSource Life companies’ general accounts.  Under fixed accounts, the RiverSource Life companies bear the investment risk.  More information on the RiverSource Life companies general accounts is found under “Our Solutions—Asset Accumulation and Income Segment—Investment Management Capabilities and Development—Insurance Company General and Separate Accounts” above.

Variable Universal Life Insurance

RiverSource’s best-selling life insurance products are variable universal life insurance policies.  Variable universal life provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice, options that may include RiverSource VP Funds discussed above as well as funds of other companies.  RiverSource variable universal life insurance products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 3.0% to 4.5% at December 31, 2006.  For the nine months ended September 30, 2006, RiverSource Life ranked first in sales of variable universal life based on total premiums (according to the Tillinghast-Towers Perrin’s Value survey).

Fixed Universal Life Insurance and Traditional Whole Life Insurance

Fixed universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.

RiverSource fixed universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate.  The rate is periodically reset at the discretion of the issuing company subject to certain policy terms relative to minimum interest crediting rates.  RiverSource fixed universal life insurance policies in force provided guaranteed minimum interest crediting rates ranging from 3.0% to 5.0% at December 31, 2006.  The RiverSource Life companies also offer traditional whole life insurance, which combines a death benefit with a cash value that generally increases gradually in amount over a period of years and does not pay a dividend (non-participating).  The RiverSource Life companies have sold very little traditional whole life insurance in recent years.

Term Life Insurance

The RiverSource Life companies also offer term life insurance.  Term life insurance only provides a death benefit, does not build up cash value and does not pay a dividend.  The policyholder chooses the term of coverage with guaranteed premiums at the time of issue.  During the chosen term, we can not raise premium rates even if claims experience deteriorates.  At the end of the chosen term, coverage may continue with higher premiums until the maximum age is attained, at which point the policy expires with no value.

Disability Income Insurance

The RiverSource Life companies also issue disability income insurance.  For the nine months ended September 30, 2006, we were ranked as the seventh largest provider of individual (non-cancellable) disability income insurance based on premiums (according to LIMRA International).  Disability income insurance provides monthly benefits to individuals who are unable to earn income at either their occupation at time of disability (“own occupation”) or at any suitable occupation (“any occupation”) for premium payments that are guaranteed not to change.  Depending upon occupational and medical underwriting criteria, applicants for disability income insurance can choose “own occupation” and “any occupation” coverage for varying benefit periods up to age 65.  In some states, applicants may also choose various benefit provisions to help them integrate individual disability income insurance benefits with social security or similar benefit plans and to help them protect their disability income insurance benefits from the risk of inflation.

Long Term Care Insurance

As of December 31, 2002, RiverSource Life discontinued underwriting long term care insurance.  Our financial advisors now sell only long term care insurance of other companies, primarily products offered by one of the Genworth Financial insurance companies.  In addition, in May 2003, we began outsourcing claims administration on our existing block of long term care policies to the Genworth Financial insurer.

Beginning in 2004, RiverSource Life filed for approval to implement rate increases on its existing block of nursing home-only indemnity long term care insurance policies.  Implementation of these rate increases began in early 2005 and we have so far received approval in 47 states, covering over 86% of the eligible premiums, with an average approved rate increase of 33.2%.  Implementation of rate increases is expected to continue in 2007 and may be sought with respect to other existing blocks of long term care insurance policies, in each case subject to regulatory approval.

Ameriprise Auto & Home

We offer personal auto, home, excess personal liability and American Express Card-related insurance products through IDS Property Casualty and its subsidiaries (the “Property Casualty companies”).

Our Property Casualty companies provide personal auto, home and liability coverage to clients in 41 states and the District of Columbia.  AMEX Assurance also provides certain American Express Card-related insurance products such as travel accident insurance.  AMEX Assurance cedes 100% of its personal auto, home and liability coverage risks to IDS Property Casualty pursuant to a reinsurance agreement.  Effective July 1, 2005, AMEX Assurance ceded 100% of the travel insurance and card related business of American Express Travel Related Services Company, Inc., a subsidiary of American Express pursuant to a reinsurance agreement with Amexco Insurance Company.  In connection with the separation from American Express, we entered into an agreement to sell AMEX Assurance to American Express Travel Related Services Company, Inc. within two years after the Distribution.  For additional information relating to this agreement and future sale, see “Our Relationship with American Express.”

Distribution and Marketing Channels

We offer the insurance products of our RiverSource Life companies almost exclusively through our branded financial advisors.  Our branded advisors offer insurance products issued almost exclusively by the RiverSource Life companies.  In limited circumstances in which we do not offer comparable products or based on risk rating or policy size, our branded advisors may offer insurance products of unaffiliated carriers.  We also sell RiverSource Life insurance products through our Financial Services Center.

Our Property Casualty companies do not have field agents; rather, we use co-branded direct marketing to sell our personal auto and home insurance products through alliances with commercial institutions, through affinity groups, and directly to our clients, American Express Cardmembers and the general public.  We also receive referrals through our financial advisor network.  Our Property Casualty companies have a multi-year distribution agreement with Costco Insurance Agency, Inc., Costco’s affiliated insurance agency.  Costco members represented 71% of all new policy sales of our Property Casualty companies in 2006.  Through other alliances, we market our property casualty products to certain consumers who have a relationship with Delta Air Lines and offer personal auto, home and liability insurance products to customers of Ford Motor Credit Company.

Liabilities and Reserves

We must maintain adequate financial reserves to cover the insurance risks associated with the insurance products we issue.  Generally, reserves represent estimates of the invested assets that our insurance companies need to hold now to provide adequately for future benefits and expenses.  For a discussion of liabilities and reserves related to our insurance products, see Note 2 to our Consolidated Financial Statements included in our 2006 Annual Report to Shareholders.

Reinsurance

We reinsure a portion of the insurance risks associated with our life and long term care insurance products through reinsurance agreements with unaffiliated reinsurance companies.  We use reinsurance in order to limit losses, reduce exposure to large risks and provide additional capacity for future growth.  To manage exposure to losses from reinsurer insolvencies, we evaluate the financial condition of reinsurers prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties.

Our insurance companies remain primarily liable as the direct insurers on all risks reinsured.  They also retain all risk for claims on disability income contracts.  We currently manage risk by limiting the amount of disability income insurance written on any one individual.  Our insurance companies also retain all risk on accidental death benefit claims and substantially all risk associated with waiver of premium provisions.

Generally, we reinsure 90% of the death benefit liability related to individual fixed and variable universal life and term life insurance products.  As a result, the RiverSource Life companies typically retain and are at risk for, at most, 10% of each policy’s death benefit from the first dollar of coverage for new sales of these policies, subject to the reinsurer actually paying.  RiverSource Life Insurance Company began reinsuring risks at this level during 2001 and 2002 for term life insurance and 2002 and 2003 for variable and universal life insurance.  Policies issued prior to these dates are not subject to these reinsurance levels.  Generally, the maximum amount of life insurance risk retained by the RiverSource Life companies is $750,000 on any policy insuring a single life and $1.5 million on any flexible premium survivorship variable life policy.  For existing long term care policies, RiverSource Life Insurance Company (and RiverSource Life of NY for 1996 and later issues) retained 50% of the risk and ceded on a coinsurance basis the remaining 50% of the risk to a subsidiary of Genworth Financial.  Risk on variable life and universal life policies is reinsured on a yearly renewable term basis.  Risk on most term life policies starting in 2001 is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionately in all material risks and premiums associated with a policy.  See Note 2 to our Consolidated Financial Statements included in our 2006 Annual Report to Shareholders.

We also reinsure a portion of the risks associated with our personal auto and home insurance products through two types of reinsurance agreements with unaffiliated reinsurance companies.  We purchase reinsurance with a limit of $4.65 million per loss and we retain $350,000 per loss.  We purchase catastrophe reinsurance and retain $6 million of loss per event with loss recovery up to $74 million per event.

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

RiverSource Life Insurance Company is currently rated as “A+” (Superior) by A.M. Best Company, Inc. and its claims-paying ability/financial strength is rated “Aa3” (Excellent) by Moody’s Investors Service, Inc., “AA-” (Very Strong) by Fitch and “AA-” (Very Strong) by Standard & Poor’s.  Generally, RiverSource Life of NY does not receive an individual rating, but receives the same rating as RiverSource Life.

Our Property Casualty companies receive two ratings from A.M. Best, one related to AMEX Assurance as a separate company and one for the combined Property Casualty companies.  Both AMEX Assurance and the combined Property Casualty companies received “A” ratings (Excellent) by A.M. Best with a negative outlook.

Risk-Based Capital

The NAIC defines risk-based capital (“RBC”) requirements for insurance companies.  The RBC requirements are used by the NAIC and state insurance regulators to identify companies that merit regulatory actions designed to protect policyholders.  The NAIC RBC report is completed as of December 31 and filed annually, along with the statutory financial statements.

Our RiverSource Life companies and Property Casualty companies would be subject to various levels of regulatory intervention should their total adjusted statutory capital fall below the RBC requirement.  At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator.  The “regulatory action level,” which is between 75% and 50% of the RBC requirement, subjects an  insurer to examination, analysis and specific corrective action prescribed by the primary state regulator.  If a company’s total adjusted capital falls between 50% and 35% of its RBC requirement, referred to as “authorized control level,” the insurer’s primary state regulator may place the insurer under regulatory control.  Insurers with total adjusted capital below 35% of the requirement will be placed under regulatory control.

For RiverSource Life Insurance Company, the company action level RBC was $590.5 million as of December 31, 2006, and the corresponding total adjusted capital was $3.5 billion, which represents 595% of company action level RBC.

As of December 31, 2006, the company action level RBC was $115 million for IDS Property Casualty, $5.9 million for AMEX Assurance and $2 million for Ameriprise Insurance Company.  As of December 31, 2006, IDS Property Casualty had $523 million of total adjusted capital, or 455% of the company action level RBC, AMEX Assurance had $118 million of total adjusted capital, or 1,967% of the company action level RBC, and Ameriprise Insurance Company had $47 million of total adjusted capital, or 2,350% of the company action level RBC.

As described above, RiverSource Life Insurance Company, IDS Property Casualty, AMEX Assurance and Ameriprise Insurance Company maintain capital well in excess of the company action level required by their state insurance regulators.

Competition

We operate in a highly competitive industry.  Because of our business model as a diversified financial services firm, we compete directly with a variety of financial institutions such as banks, securities brokers, asset managers and insurance companies depending on the type of product and service we are offering.  We compete directly with these entities for the provision of products and services to clients, as well as for our financial advisors and investment management personnel.  Our products and services also compete indirectly in the marketplace with the products and services of our competitors.

Our financial advisor force competes for clients with a range of other advisors, broker-dealers and direct channels, including wirehouses, regional broker-dealers, independent broker-dealers, insurers, banks, asset managers, registered investment advisers and direct distributors.

To acquire and maintain owned, managed and administered assets, we compete against a substantial number of firms, including those of the categories listed above.  Our mutual funds, like other mutual funds, face competition from other mutual fund families and alternative investment products, such as exchange traded funds.  Additionally, for mutual funds, high ratings from rating services, such as Morningstar or Lipper, as well as favorable mention in financial publications, may influence sales and lead to increases in managed assets.  As a mutual fund’s assets increase, management fee revenue increases and the fund may achieve economies of scale that make it more attractive to investors because of potential resulting reductions in the fund’s expense ratio.  Conversely, low ratings and negative mention in financial publications can lead to outflows, which reduce management fee revenues and can impede achieving the benefits of economies of scale.  Additionally, reputation and brand integrity are becoming increasingly more important as the mutual fund industry generally and certain firms in particular have come under regulatory and media scrutiny.  Our mutual fund products compete against products of firms like Fidelity, American Funds and Oppenheimer.  Competitive factors affecting the sale of mutual funds include investment performance in terms of attaining the stated objectives of the particular products and in terms of fund yields and total returns, advertising and sales promotional efforts, brand recognition, investor confidence, type and quality of services, fee structures, distribution, and type and quality of service.  Our RiverSource annuity products compete with products from numerous other companies, such as Hartford, MetLife, Lincoln National and Nationwide.  Competitive factors affecting the sale of annuity products include price, product features, investment performance, commission structure, perceived financial strength, claims-paying ratings, service, brand recognition and distribution capabilities.

Our brokerage subsidiaries compete with securities broker-dealers, independent broker-dealers, financial planning firms, insurance companies and other financial institutions in attracting and retaining members of the field force.  Competitive factors in the brokerage services business include price, service and execution.

Competitors of our RiverSource Life companies and Property Casualty companies consist of both stock and mutual insurance companies, as well as other financial intermediaries marketing insurance products such as Prudential, Principal Financial, Nationwide, Allstate and State Farm.  Competitive factors affecting the sale of life and disability income insurance products include the cost of insurance and other contract charges, the level of premium rates and financial strength ratings from rating agencies such as A.M. Best.  Competitive factors affecting the sale of property casualty insurance products include brand recognition, distribution capabilities and product pricing.

Technology

We have an integrated customer management system, built in the early 1980s, which serves as the hub of our technology platform.  In addition, we have specialized recordkeeping engines that manage individual brokerage, mutual fund, insurance and banking client accounts.  Over the years we have updated our platform to include new product lines such as brokerage, deposit, credit and products of other companies, wrap accounts and e-commerce capabilities for our financial advisors and clients.  We also use a proprietary suite of processes, methods, and tools for our financial planning services.

Most of our applications run on a technology infrastructure that we outsourced to IBM in 2002.  Under this arrangement, IBM is responsible for all mainframe, midrange and end-user computing operations and a substantial portion of our web hosting and help desk operations.  Also, we outsource our voice network operations to AT&T.  In addition to these two arrangements, we have outsourced our production support and a portion of our development and maintenance of our computer applications to offshore firms.

We are updating our technological capabilities to create a more adaptive platform design that will allow a faster, lower-cost response to emerging business opportunities, compliance requirements and marketplace trends.  Since 2002, we have upgraded our investment accounting platform for our owned assets, transitioned our wrap account system and transitioned our investment trading platforms to BlackRock Solutions, a leading industry platform, to support our fixed income teams and Charles River to support our equity teams.  We also completed a customer analytics and business intelligence capability to enable targeted marketing and identify product sales opportunities.  In addition, we completed the upgrade of our mutual fund transfer agent platform in order to help improve compliance, enhance functionality and enable third-party distribution of our own mutual funds.

Our 2006 initiatives included investing in our technology manufacturing processes with an objective of increasing our Capability Maturity Model for Integration.  The primary purposes of this investment have been to improve the quality of the systems we deliver, improve efficiency of our employee and outsource workforce and enhance our ability to meet business service levels.

In the current phase of our technology upgrade, we have begun to update our account opening, order management and servicing platforms for individual and corporate clients.  In addition to general updating of our technological capabilities as part of the separation from American Express, we are installing and implementing an information technology infrastructure to support our enterprise business functions, including customer service and distribution.  This separation from American Express’s technology infrastructure includes initiatives to separate hardware, applications, network, telecommunications, databases and backup and recovery solutions.

We have developed a comprehensive business continuity plan that covers business disruptions of varying severity and scope and addresses the loss of a geographic area, building, staff, data, systems and/or telecommunications capabilities.  We subject our business continuity plan to review and testing on an ongoing basis and update it as necessary.  We require our key technology vendors and service providers to do the same.  Under our business continuity plan, we expect to continue to be able to do business and resume operations with minimal service impacts.  However, under certain scenarios, the time that it would take for us to recover and to resume operations may significantly increase depending on the extent of the disruption and the number of personnel affected.

Geographic Presence

For years ended December 31, 2006, 2005 and 2004, over 90% of our long-lived assets were located in the United States and over 90% of our revenues were generated in the United States.

Employees

At December 31, 2006, we had 11,858 employees, including 3,178 employee branded advisors (which does not include our branded franchisee advisors or the unbranded advisors of SAI, none of whom are employees of our company).  None of our employees are subject to collective bargaining agreements governing their employment with us.  We believe that our employee relations are good.

Regulation

Most aspects of our business are subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by non-U.S. government agencies or regulatory bodies and securities exchanges.  Our public disclosure, internal control environment and corporate governance principles are subject to the Sarbanes-Oxley Act of 2002, related regulations and rules of the SEC and the listed company requirements of The New York Stock Exchange, Inc.

We have implemented franchise and compliance standards and strive for a consistently high level of client service.  For several years, we have used standards developed by the Certified Financial Planner Board of Standards, Inc., in our financial planning process.  We also participated in developing the International Organization for Standardization (“ISO”) 22222 Personal Financial Planning Standard published in December 2005 by the ISO.  We put in place franchise standards and requirements regardless of location.  We have made significant investments in our compliance processes, enhancing policies and procedures to monitor our compliance with the numerous and varied legal and regulatory requirements applicable to our business.  These requirements are discussed below.  We expect to continue to make significant investments in our compliance efforts.

Our life and annuity insurance businesses operate in both the Asset Accumulation and Income segment and the Protection segment, and consequently are subject to regulation summarized below.

Asset Accumulation and Income

Our Asset Accumulation and Income business is regulated by the SEC, the National Association of Securities Dealers, commonly referred to as the NASD, the Commodity Futures Trading Commission, the National Futures Association, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision (“OTS”), state securities regulators and state insurance regulators and the U.K. Financial Services Authority (“FSA”).  Our European fund distribution activities are also subject to local country regulations.  Additionally, the U.S. Departments of Labor and Treasury regulate certain aspects of our retirement services business.  As has the rest of the financial services industry, we have experienced, and believe we will continue to be subject to, increased regulatory oversight of the securities, insurance and commodities industries at all levels.  As an example, under the European Union (“EU”) directive on the supplementary supervision of financial conglomerates (“EU Financial Conglomerates Directive”), we are required to have a “coordinating” or “consolidating” regulator to monitor the organization as a whole and coordinate information with other regulators (primarily the FSA, the supervisor of Threadneedle Investments) that have jurisdiction over discrete aspects of our operations.  For more information on these requirements, see “—General” below.

Since October 2004, investment companies and investment advisers have been required by the SEC to adopt and implement written policies and procedures designed to prevent violation of the federal securities laws and to designate a chief compliance officer responsible for administering these policies and procedures.  The SEC and NASD have also heightened requirements for, and continued scrutiny of, the effectiveness of supervisory procedures and compliance programs of broker-dealers, including certification by senior officers regarding the effectiveness of these procedures and programs.

AMPF is registered as a broker-dealer and investment adviser with the SEC, is a member of the NASD and does business as a broker-dealer and investment adviser in all 50 states and the District of Columbia.  Our limited purpose broker-dealer, RiverSource Distributors, is registered as a broker-dealer with the SEC, each of the fifty states and the District of Columbia, and is a member of the NASD.  AMPF and RiverSource Distributors are also licensed as insurance agencies under state law.  The SEC and the NASD have stringent rules with respect to the net capital requirements and activities of broker-dealers.  Our financial advisors and other personnel must obtain all required state and NASD licenses and registrations.  SEC regulations also impose notice and capital limitations on the payment of dividends by a broker-dealer to a parent.  Our subsidiary, American Enterprise Investment Services, Inc., is also registered as a broker-dealer with the SEC and appropriate states and is a member of the NASD and the Boston Stock Exchange and a stockholder in the Chicago Stock Exchange.  A subsidiary of our independent financial advisor platform, SAI, is also registered as a broker-dealer and is a member of the NASD.  Certain of our subsidiaries also do business as registered investment advisers and are regulated by the SEC and state securities regulators where required.  The RiverSource Life companies are subject to regulation by state insurance regulators as described under “—Protection” below.

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

Ameriprise Certificate Company, our face-amount certificate company, is regulated as an investment company under the Investment Company Act of 1940, as amended.  The payment of dividends to our company by Ameriprise Certificate Company is subject to capital requirements under applicable law and understandings with the SEC and the Minnesota Department of Commerce.

Our banking subsidiary, Ameriprise Bank, is subject to regulation by the OTS, which is the primary regulator of federal savings banks, and by the FDIC in its role as insurer of Ameriprise Bank’s deposits.  As its controlling company, we are a savings and loan holding company, and we are subject to regulation by the OTS.  Furthermore, our ownership of Threadneedle Investments subjects us to the EU Financial Conglomerates Directive to designate a global consolidated supervisory regulator, and we have designated the OTS for this purpose.  Because of our status as a savings and loan holding company, our activities are limited to those that are financial in nature, and the OTS has authority to regulate our capital and debt, although there are not specific holding company capital requirements.  Ameriprise Bank is subject to specific capital rules and if its capital falls below certain levels, the OTS is required to take certain remedial actions and may take other actions, including the imposition of limits on dividends or activities, and the OTS could direct us to divest the subsidiary.  Ameriprise Bank is also subject to limits on capital distributions, including payment of dividends to us and on transactions with affiliates.  In addition, an array of community reinvestment, fair lending, and other consumer protection laws and regulations apply to Ameriprise Bank.  Either of the OTS or the FDIC may bring administrative enforcement actions against Ameriprise Bank or its officers, directors or employees if any of them violate a law or engage in an unsafe or unsound practice.

Compliance with these and other regulatory requirements adds to the cost and complexity of operating our business.  In addition, the SEC, OTS, U.S. Departments of Labor and Treasury, NASD, other self-regulatory organizations and state securities, banking and insurance regulators may conduct periodic examinations.  We may or may not receive advance notice of periodic examinations, and these examinations may result in administrative proceedings, which could lead to, among other things, censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment adviser and its officers or employees.  Individual investors also can bring complaints against our company and can file those complaints with regulators.  Because our independent contractor branded advisor platform is structured as a franchise system, we are also subject to Federal Trade Commission and state franchise requirements.

Protection

The Minnesota Department of Commerce (Insurance Division), the Wisconsin Office of the Commissioner of Insurance, the Illinois Insurance Department and the New York State Insurance Department (the “Domiciliary Regulators”) regulate certain of the RiverSource Life companies, IDS Property Casualty, AMEX Assurance and Ameriprise Insurance Company depending on each company’s state of domicile.  The New York State Insurance Department regulates RiverSource Life of NY.  In addition to being regulated by their Domiciliary Regulators, our RiverSource Life companies and Property Casualty companies are regulated by each of the insurance regulators in the states where each is authorized to transact the business of insurance.  Other states also regulate such matters as the licensing of sales personnel and, in some cases, the marketing and contents of insurance policies and annuity contracts.  The primary purpose of such regulation and supervision is to protect the interests of contractholders and policyholders.  Financial regulation of our RiverSource Life companies and Property Casualty companies is extensive, and their financial and intercompany transactions (such as intercompany dividends, capital contributions and investment activity) are often subject to pre-notification and continuing evaluation by the Domiciliary Regulators.  Virtually all states require participation in insurance guaranty associations which assess fees to insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies.

At the federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry, including taxation of annuities and life insurance policies, accounting procedures, and the treatment of persons differently because of gender with respect to terms, conditions, rates or benefits of an insurance policy.  Adoption of any new federal regulation in any of these or other areas could potentially have an adverse effect upon our RiverSource Life companies.

Client Information

Many aspects of our business are subject to increasingly comprehensive legal requirements by a multitude of different functional regulators concerning the use and protection of personal information, particularly that of clients, including those adopted pursuant to the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act and an ever increasing number of state laws.  We have implemented policies and procedures in response to such requirements.  We continue our efforts to safeguard the data entrusted to us in accordance with applicable law and our internal data protection policies, including taking steps to reduce the potential for identity theft or other improper use or disclosure of personal information, while seeking to collect and use data to properly achieve our business objectives and to best serve our clients.

General

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the USA Patriot Act, was enacted in October 2001 in the wake of the September 11th terrorist attacks.  The USA Patriot Act substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States.  In response, we have enhanced our existing anti-money laundering programs and developed new procedures and programs.  For example, we have implemented a customer identification program applicable to many of our businesses, and have enhanced our “know your customer” and “enhanced due diligence” programs in others.  We intend to take steps to comply with any additional regulations that are adopted.  In addition, we have taken and will take steps to comply with anti-money laundering in the U.K. derived from the EU Directives and take account of international initiatives adopted in other jurisdictions in which we conduct business.

We have operations in the EU through Threadneedle Investments and certain of our other subsidiaries.  We monitor developments in EU legislation, as well as in the other markets in which we operate, to ensure that we comply with all applicable legal requirements, including EU directives applicable to financial institutions.  Because of the mix of Asset Accumulation and Income and Protection activities we conduct, we will be addressing the EU Financial Conglomerates Directive, which contemplates that certain financial conglomerates involved in banking, insurance and investment activities will be subject to a system of supplementary supervision at the level of the holding company constituting the financial conglomerate.  The directive requires financial conglomerates to, among other things, implement measures to prevent excessive leverage and multiple leveraging of capital and to maintain internal control processes to address risk concentrations as well as risks arising from significant intragroup transactions.  We have designated the OTS as our global consolidated supervisory regulator under the EU Financial Conglomerates Directive.

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

You can also access our Investor Relations website through our main website at www.ameriprise.com by clicking on the “Investor Relations” link, which is located at the bottom of our homepage.  Information contained on our website is not incorporated by reference into this report or any other report filed with the SEC.

SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

You can find information regarding our operating segments and classes of similar services in Note 27 to our Consolidated Financial Statements included in our 2006 Annual Report to Shareholders and incorporated herein by reference.

EXECUTIVE OFFICERS OF OUR COMPANY

Set forth below is a list of all our executive officers and our principal accounting officer as of February 27, 2007.  None of such officers has any family relationship with any other executive officer or our principal accounting officer, and none of such officers became an officer pursuant to any arrangement or understanding with any other person.  Each such officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified.  Each officer’s age is indicated by the number in parentheses next to his or her name.

James M. Cracchiolo – Chairman and Chief Executive Officer

Mr. Cracchiolo (48) has been our Chairman and Chief Executive Officer since the Distribution in September 2005.  Prior to the Distribution, Mr. Cracchiolo was Chairman and Chief Executive Officer of AEFC since March 2001; President and Chief Executive Officer of AEFC since November 2000; and Group President, Global Financial Services of American Express since June 2000.  He served as Chairman of American Express Bank Ltd. from September 2000 until April 2005 and served as President and Chief Executive Officer of Travel Related Services International from May 1998 through July 2003.  He is also currently on the board of advisors of the March of Dimes.

Brian M. Heath – President—U.S. Advisor Group

Mr. Heath (46) has been our President—U.S. Advisor Group since September 2005.  Prior to the Distribution, Mr. Heath served as Senior Vice President and General Sales Manager, U.S. Advisor Group of AEFC since June 1999.

Mark Schwarzmann - President—Insurance, Annuities and Product Distribution

Mr. Schwarzmann (45) has been our President—Insurance, Annuities and Product Distribution since September 2005.  Prior to the Distribution, Mr. Schwarzmann served as Senior Vice President, Insurance, Annuities and Product Distribution of AEFC since February 2005, and Chairman and Chief Executive Officer, RiverSource Life Insurance Company, and Chairman and Chief Executive Officer, American Enterprise Life Insurance Company from December 2003 until it was merged out of existence in December 2006.  Prior thereto, he served as Senior Vice President of Insurance and Annuities of AEFC from December 2003, when he joined American Express.  Mr. Schwarzmann also currently serves on the American Council of Life Insurers’ Board of Directors, a position he has held since June 2004.  Prior to joining American

Express, he was Chief Executive Officer, Allfinanz, Inc., and had previously held a variety of senior leadership positions at GE, GE Capital, and GE Financial Assurance.

Joseph E. Sweeney - President—Financial Planning, Products and Services

Mr. Sweeney (45) has been our President—Financial Planning, Products and Services since September 2005.  Prior to the Distribution, Mr. Sweeney served as Senior Vice President and General Manager of Banking, Brokerage and Managed Products of AEFC since April 2002.  Prior thereto, he served as Senior Vice President and Head, Business Transformation, Global Financial Services of American Express from March 2001 until April 2002.

William F. Truscott - President—U.S. Asset Management and Chief Investment Officer

Mr. Truscott (46) has been our President—U.S. Asset Management and Chief Investment Officer since September 2005.  Prior to the Distribution, Mr. Truscott served as Senior Vice President and Chief Investment Officer of AEFC, a position he held since he joined the company in September 2001.

Walter S. Berman - Executive Vice President and Chief Financial Officer

Mr. Berman (64) has been our Executive Vice President and Chief Financial Officer since September 2005.  Prior to the Distribution, Mr. Berman served as Executive Vice President and Chief Financial Officer of AEFC, a position he held since January 2003.  From April 2001 to January 2004, Mr. Berman served as Corporate Treasurer of American Express.

Kelli A. Hunter - Executive Vice President of Human Resources

Ms. Hunter (45) has been our Executive Vice President of Human Resources since September 2005.  Prior to the Distribution, Ms. Hunter served as Executive Vice President of Human Resources of AEFC since joining our company in June 2005.  Prior to joining AEFC, Ms. Hunter was Senior Vice President—Global Human Capital for Crown Castle International Corporation in Houston, Texas.  Prior to that, she held a variety of senior level positions in human resources for Software Spectrum, Inc., Mary Kay, Inc., as well as Morgan Stanley Inc. and Bankers Trust New York Corporation.

John C. Junek - Executive Vice President and General Counsel

Mr. Junek (57) has been our Executive Vice President and General Counsel since September 2005.  Prior to the Distribution, Mr. Junek served as Senior Vice President and General Counsel of AEFC since June 2000.

Glen Salow - Executive Vice President—Technology and Operations

Mr. Salow (50) has been our Executive Vice President—Technology and Operations since September 2005.  Prior to the Distribution, Mr. Salow was Executive Vice President of Technologies and Operations of AEFC since May 2005 and was Executive Vice President and Chief Information Officer of American Express from March 2000 to May 2005.

Kim M. Sharan - Executive Vice President and Chief Marketing Officer

Ms. Sharan (49) has been our Executive Vice President and Chief Marketing Officer since September 2005.  Prior to the Distribution, Ms. Sharan served as Senior Vice President and Chief Marketing Officer of AEFC since July 2004.  Prior thereto, she served as Senior Vice President and Head of Strategic Planning of the Global Financial Services Division of American Express from October 2002 until July 2004.  Prior to joining American Express, Ms. Sharan was Managing Director at Merrill Lynch in Tokyo, Japan, from February 2000 until September 2002.

Deirdre N. Davey — Senior Vice President — Corporate Communications and Community Relations

Ms. Davey (36) has been our Senior Vice President—Corporate Communications and Community Relations since February 2007.  Previously, Ms. Davey served as Vice President—Corporate Communications since May 2006.  Prior thereto, Ms. Davey served as Vice President—Business Planning and Communications for our Chairman’s Office, and prior to the Distribution, she served as Vice President—Business Planning and Communications for the Group President, Global Financial Services at American Express.  Ms. Davey has more than 15 years of experience in marketing, business planning and corporate communications.

John R. Woerner - Senior Vice President—Strategic Planning and Business Development

Mr. Woerner (38) has been our Senior Vice President—Strategic Planning and Business Development since September 2005.  Prior to the Distribution, Mr. Woerner served as Senior Vice President—Strategic Planning and Business Development of AEFC since March 2005.  Prior to joining us, Mr. Woerner was a Principal at McKinsey & Co., where he spent approximately ten years serving leading U.S. and European financial services firms, and co-led McKinsey’s U.S. Asset Management Practice.

David K. Stewart - Senior Vice President and Controller (Principal Accounting Officer)

Mr. Stewart (53) has been our Senior Vice President and Controller since September 2005.  Prior to the Distribution, Mr. Stewart served as Vice President and Controller of AEFC and its subsidiaries since June 2002, when he joined American Express.  Prior thereto, Mr. Stewart held various management and officer positions in accounting, financial reporting and treasury operations at Lutheran Brotherhood, now part of Thrivent Financial for Lutherans, where he was Vice President—Treasurer from 1997 until 2001.

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

                Our financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors.  Many such factors of a global or localized nature include: political, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates; currency values and other market indices; technological changes and events; the availability and cost of credit; inflation; investor sentiment and confidence in the financial markets; terrorism events and armed conflicts; and natural disasters such as weather catastrophes and widespread health emergencies.  Furthermore, changes in consumer economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, decreases in property values, and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact the results of our banking business.  These factors also may have an impact on our ability to achieve our strategic objectives.

Certain of our insurance and annuity products and certain of our investment and banking products are sensitive to interest rate fluctuations, and our future costs associated with such variations may differ from our historical costs.  In addition, interest rate fluctuations could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of our variable annuity products.

During periods of increasing market interest rates, we must offer higher crediting rates on interest-sensitive products, such as fixed universal life insurance, fixed annuities, face-amount certificates and certificates of deposit, and we must increase crediting rates on in-force products to keep these products competitive.  Because returns on invested assets may not increase as quickly as current interest rates, we may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets.  In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies, annuity contracts and certificates of deposit and requests for policy loans, as policyholders, contractholders and depositors seek to shift assets to products with perceived higher returns.  This process may lead to an earlier than expected flow of cash out of our business.  Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage assets.  These withdrawals and surrenders may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses.  Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations.  An increase in surrenders and withdrawals also may require us to accelerate amortization of deferred acquisition costs or other intangibles or cause an impairment of goodwill, which would increase our expenses and reduce our net earnings.

During periods of falling interest rates, our “spread,” or the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay policyholders, contractholders and depositors, may be reduced or could become negative, primarily because some of these products have guaranteed minimum crediting rates.

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

Additionally, downturns and volatility in equity markets can have an adverse effect on the revenues and returns from our asset management services, wrap accounts, and variable annuity contracts.  Because the profitability of these products and services depends on fees related primarily to the value of assets under management, declines in the equity markets will reduce our revenues because the value of the investment assets we manage will be reduced.  In addition, some of our variable annuity products contain guaranteed minimum death benefits and guaranteed minimum income, withdrawal and accumulation benefits.  A significant equity market decline could result in guaranteed minimum benefits being higher than what current account values would support, thus producing a loss as we pay the benefits, having an adverse effect on our financial condition and results of operations.  Although we have hedged a portion of the guarantees for the variable annuity contracts in order to mitigate the financial loss of an equity markets decline, there can be no assurance that such a decline would not materially impact the profitability of certain products or product lines.

We believe that investment performance is an important factor in the growth of our Asset Accumulation and Income business.  Poor investment performance could impair our revenues and earnings, as well as our prospects for growth.  A significant portion of our revenue is derived from investment management agreements with the RiverSource family of mutual funds that are terminable on 60 days’ notice.  In addition, although some contracts governing investment management services are subject to termination for failure to meet performance benchmarks, institutional and individual clients can generally terminate their relationships with us or our financial advisors at will or on relatively short notice.  Our clients can also reduce the aggregate amount of managed assets or shift their funds to other types of accounts with different rate structures, for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences, changes in our (or our financial advisors’) reputation in the marketplace, changes in client management or ownership, loss of key investment management personnel and financial market performance.  A reduction in managed assets, and the associated decrease in revenues and earnings, could have a material adverse effect on our business.

In addition, during periods of unfavorable market or economic conditions, the level of individual investor participation in the global markets may also decrease, which would negatively impact the results of our retail businesses.  Fluctuations in global market activity could impact the flow of investment capital into or from assets under management and the way customers allocate capital among money market, equity, fixed income or other investment alternatives, which could negatively impact our Asset Accumulation and Income business.  Also, during periods of unfavorable economic conditions, unemployment rates often increase, which can result in higher loan delinquency and default rates, and this can have a negative impact on our banking business.

Defaults in our fixed income securities portfolio or consumer credit products would adversely affect our earnings.

Issuers of the fixed income securities that we own may default on principal and interest payments.  As of December 31, 2006, 7% of our available-for-sale fixed income investment portfolio had ratings below investment-grade.  Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, that default on their debt obligations.  As of December 31, 2006, we had fixed income securities in or near default (where the issuer had missed payment of principal or interest or entered bankruptcy) with a fair value of $37 million.  Default-related declines in the value of our fixed income securities portfolio or consumer credit products could cause our net earnings to decline and could also cause us to contribute capital to some of our regulated subsidiaries, which may require us to obtain funding during periods of unfavorable market conditions.  Higher delinquency and default rates in our bank’s loan portfolio could require us to contribute capital to Ameriprise Bank and may result in additional restrictions from our regulators that impact the use and access to that capital.

If the counterparties to our reinsurance arrangements or to the derivative instruments we use to hedge our business risks default, we may be exposed to risks we had sought to mitigate, which could adversely affect our financial condition and results of operations.

We use reinsurance to mitigate our risks in various circumstances as described in Item 1 of this Annual Report on Form 10-K— “Our Solutions—Protection Segment—Reinsurance.” Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us.  Accordingly, we bear credit and performance risk with respect to our reinsurers.  A reinsurer’s insolvency or its inability or unwillingness to make payments under the terms of our reinsurance agreement could have an adverse effect on our financial condition and results of operations that could be material.  See Note 2 to our Consolidated Financial Statements included in our 2006 Annual Report to Shareholders.

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

We invest a portion of our owned assets in certain privately placed fixed income securities, mortgage loans, policy loans, limited partnership interests, collateralized debt obligations and restricted investments held by securitization trusts, among others, all of which are relatively illiquid.  These asset classes represented 14% of the carrying value of our investment portfolio as of December 31, 2006.  If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner, or be forced to sell them for an amount less than we would otherwise have been able to realize, or both, which could have an adverse effect on our financial condition and results of operations.

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

Currently, our branded advisor network distributes annuity and protection products issued almost exclusively by our RiverSource Life companies.  If our branded advisor network further opened or expanded its distribution of annuity and protection products of other companies, we could experience lower sales of our companies’ products or other developments which could have a material adverse effect on our financial condition and results of operations.

A drop in investment performance as compared to our competitors could negatively impact our ability to increase profitability.

Sales of our own mutual funds by our affiliated financial advisor network have recently improved as a percentage of our total mutual fund sales.  We attribute this success to improved investment performance and marketing efforts.  A decline in the level of investment performance as compared to our competitors could cause a decline in market share and a commensurate drop in profits as sales of other companies’ mutual funds are less profitable than those from our own mutual funds.  A decline in investment performance could also adversely affect the realization of benefits from investments in our strategy to expand alternative distribution channels for our own products, including third-party distribution of our mutual funds.

We face intense competition in attracting and retaining key talent.

We are dependent on our network of branded advisors for a significant portion of the sales of our mutual funds, annuities, face-amount certificates, banking and insurance products.  In addition, our continued success depends to a substantial degree on our ability to attract and retain qualified personnel to conduct our fund management and investment advisory businesses, as well as senior management.  The market for financial advisors, registered representatives, management talent, qualified legal and compliance professionals, fund managers, and investment analysts is extremely competitive and has grown more so in recent periods due to industry growth.  If we are unable to attract and retain qualified individuals or our recruiting and retention costs increase significantly, our financial condition and results of operations could be materially adversely affected.

Our businesses are heavily regulated, and changes in regulation may reduce our profitability, limit our growth, or impact our ability to pay dividends or achieve targeted return-on-equity levels.

We operate in highly regulated industries, and are required to obtain and maintain licenses for many of the businesses we operate in addition to being subject to regulatory oversight.  Securities regulators have significantly increased the level of regulation in recent years and have several outstanding proposals for additional regulation.  Significant discussion and activity by regulators concerns the sale of financial products and services to persons planning for retirement, as well as to older investors.  In addition, we are subject to heightened regulatory requirements relating to privacy and the protection of customer data.  These regulations, as well as possible legislative or regulatory changes, may constrain our ability to market our products and services to our target demographic and potential customers, and could negatively affect our profitability and make it more difficult for us to pursue our growth strategy.

Our insurance companies are subject to state regulation, so must comply with statutory reserve and capital requirements.  State regulators are continually reviewing and updating these requirements.  Moreover, our life insurance companies are subject to capital requirements for variable annuity contracts with guaranteed death or living benefits.  These requirements may have an impact on future statutory reserves and regulatory capital in the event equity market values fall in the future.  Moreover, there is active discussion at the NAIC of moving to a principles-based reserving system.  This could change statutory reserve requirements significantly, and it is not possible to estimate the impact at this time.  Further, we cannot predict the effect that proposed federal legislation, such as the option of federally chartered insurers, may have on our insurance businesses or their competitors.

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

In addition, we may be required to reduce our fee levels, or restructure the fees we charge, as a result of regulatory initiatives or proceedings that are either industry-wide or specifically targeted at our company.  Reductions or other changes in the fees that we charge for our products and services could reduce our revenues and earnings.  Moreover, in the years ended December 31, 2006, 2005 and 2004, we received $1.3 billion, $1.2 billion and $1.1 billion, respectively, in distribution fees.  A significant portion of these revenues was paid to us by our own RiverSource family of mutual funds in accordance with plans and agreements of distribution adopted under Rule 12b-1 promulgated under the Investment Company Act of 1940, as amended, or Rule 12b-1.  We believe that these fees are a critical element in the distribution of our own mutual funds.  However, an industry-wide reduction or restructuring of Rule 12b-1 fees could have a material adverse effect on our ability to distribute our own mutual funds and the fees we receive for distributing other companies’ mutual funds, which could, in turn, have an adverse effect on our revenues and earnings.

Consumer lending activities at our bank are subject to applicable laws as well as regulation by various regulatory bodies.  Changes in laws or regulation could affect our bank’s ability to conduct business.  These changes could include but are not limited to our bank’s ability to market and sell products, fee pricing or interest rates that can be charged on loans outstanding, changes in communicating with customers that affect payments, statements and collections of loans, and changes in accounting for the consumer lending business.

For a further discussion of the regulatory framework in which we operate, see Item 1 of this Annual Report on Form 10-K— “Regulation.”

A failure to appropriately deal with conflicts of interest could adversely affect our businesses.

Our reputation is one of our most important assets.  As we have expanded the scope of our businesses and our client base, we increasingly have to address potential conflicts of interest, including those relating to our proprietary activities and those relating to our sales of non-proprietary products from manufacturers that have agreed to provide us marketing, sales, and account maintenance support.  For example, conflicts may arise between our position as a provider of financial planning products and a manufacturer and/or distributor or broker of asset accumulation, income or insurance products that one of our affiliated financial advisors may recommend to a financial planning client.  We have procedures and controls that are designed to address conflicts of interest.  However, appropriately dealing with conflicts of interest is complex and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest.  In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest.  It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions.  It is possible also that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make our clients less willing to enter into transactions in which such a conflict may occur, and will adversely affect our businesses.

Misconduct by our employees and affiliated financial advisors is difficult to detect and deter and could harm our business, results of operations or financial condition.

Misconduct by our employees and affiliated financial advisors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm.  Misconduct can occur in each of our businesses and could include:

•                  binding us to transactions that exceed authorized limits;

•                  hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses;

•                  improperly using or disclosing confidential information;

•                  recommending transactions that are not suitable;

•                  engaging in fraudulent or otherwise improper activity;

•                  engaging in unauthorized or excessive trading to the detriment of customers; or

•                  otherwise not complying with laws or our control procedures.

We cannot always deter misconduct by our employees and affiliated financial advisors, and the precautions we take to prevent and detect this activity may not be effective in all cases.  Prevention and detection among our branded franchisee advisors and our unbranded affiliated financial advisors, who are not employees of our company and tend to be located in small, decentralized offices, present additional challenges.  We also cannot assure that misconduct by our employees and affiliated financial advisors will not lead to a material adverse effect on our business, results of operations or financial condition.

Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm our businesses.

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our operations, both domestically and internationally.  Various regulatory and governmental bodies have the authority to review our products and business practices and those of our employees and independent financial advisors and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our employees or affiliated financial advisors, are improper.  Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the industries and businesses in which we operate.  Some of these proceedings have been brought on behalf of various alleged classes of complainants.  In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.  See Item 3 of this Annual Report on Form 10-K— “Legal Proceedings.” Substantial legal liability in these or future legal or regulatory actions could have a material adverse financial effect or cause significant reputational harm, which in turn could seriously harm our business prospects.

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

•                  adversely affecting our relationships with our affiliated financial advisors and third-party distributors of our products;

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

If our reserves for future policy benefits and claims, or for our bank lending portfolio, are inadequate, we may be required to increase our reserve liabilities, which could adversely affect our results of operations and financial condition.

We establish reserves as estimates of our liabilities to provide for future obligations under our insurance policies, annuities and investment certificate contracts.  We also establish reserves as estimates of the potential for loan losses in our consumer lending portfolios.  Reserves do not represent an exact calculation, but rather are estimates of contract benefits or loan losses and related expenses we expect to incur over time.  The assumptions and estimates we make in establishing reserves require certain judgments about future experience and, therefore, are inherently uncertain.  We monitor our reserve levels continually.  If we were to conclude that our reserves are insufficient to cover actual or expected contract benefits or loan collections, we would be required to increase our reserves and potentially incur income statement charges for the period in which we make the determination, which could adversely affect our results of operations and financial condition.  For more information on how we set our reserves, see Note 2 to our Consolidated Financial Statements included in our 2006 Annual Report to Shareholders.

Morbidity rates or mortality rates that differ significantly from our pricing expectations could negatively affect profitability.

We set prices for RiverSource life insurance, disability income insurance and some annuity products based upon expected claim payment patterns, derived from assumptions we make about the morbidity rates, or likelihood of sickness, and mortality rates, or likelihood of death, of our policyholders and contractholders.  The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions.  For example, if morbidity rates are higher, or mortality rates are lower, than our pricing assumptions, we could be required to make greater payments under disability income insurance policies and immediate annuity contracts than we had projected.  The same holds true for long term care policies we previously underwrote to the extent of the risks that we have retained.  If mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with guaranteed minimum death benefits than we had projected.

The risk that our claims experience may differ significantly from our pricing assumptions is particularly significant for our long term care insurance products notwithstanding our ability to implement future price increases.  As with life insurance, long term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years.  However, as a relatively new product in the market, long term care insurance does not have the extensive claims experience history of life insurance, and, as a result, our ability to forecast future claim rates for long term care insurance is more limited than for life insurance.  We have sought to moderate these uncertainties to some extent by partially reinsuring long-term care policies we previously underwrote and by limiting our present long term care insurance offerings to policies underwritten fully by an unaffiliated third party, and we have also implemented rate increases on certain in-force policies as described in Item 1 of this Annual Report on Form 10-K— “Our Solutions—Protection Segment—RiverSource Life—Long Term Care Insurance”.  There can be no assurance that we will not be required to implement additional rate increases in the future or that we will receive regulatory approval to the full extent and timing of any rate increases that we may seek.

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

For our long term care insurance, actual persistency that is higher than our persistency assumptions could have a negative impact on profitability.  If these policies remain in force longer than we assumed, then we could be required to make greater benefit payments than we had anticipated when we priced or partially reinsured these products.  Some of our long term care insurance policies have experienced higher persistency and poorer loss experience than we had assumed, which led us to increase premium rates on certain of these policies.

Because our assumptions regarding persistency experience are inherently uncertain, reserves for future policy benefits and claims may prove to be inadequate if actual persistency experience is different from those assumptions.   Although some of our products permit us to increase premiums during the life of the policy or contract, we cannot guarantee that these increases would be sufficient to maintain profitability.  Additionally, some of these pricing changes require regulatory approval, which may not be forthcoming.  Moreover, many of our products do not permit us to increase premiums or limit those increases during the life of the policy or contract, while premiums on certain other products (primarily long term care insurance) may not be increased without prior regulatory approval.  Significant deviations in experience from pricing expectations regarding persistency could have an adverse effect on the profitability of our products.

We may be required to accelerate the amortization of deferred acquisition costs, which would increase our expenses and reduce profitability.

Deferred acquisition costs (“DAC”) represent the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity, life and disability income insurance and, to a lesser extent, marketing and promotional expenses for personal auto and home insurance, and distribution expense for certain mutual fund products.  For annuity and universal life products, DAC are amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business.  For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period.  For certain mutual fund products, we generally amortize DAC over fixed periods on a straight-line basis.

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

As of December 31, 2006 and 2005, we had $4.5 billion and $4.2 billion, respectively, of DAC and we amortized $472 million and $431 million, respectively, of DAC as a current-period expense for the years ended December 31, 2006 and 2005, respectively.  For more information regarding DAC, see the information contained in our 2006 Annual Report to Shareholders under the captions “Management’s Discussion and Analysis—Critical Accounting Policies—Deferred Acquisition Costs” and “—Recent Accounting Pronouncements.”

Risk management policies and procedures may not be fully effective in mitigating risk exposure in all market environments or against all types of risk, including employee and financial advisor misconduct.

We have devoted significant resources toward developing our risk management policies and procedures and will continue to do so in the future.  Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.  Many of our methods of managing risk and exposures are based upon our use of observed historical market behavior or statistics based on historical models.  As a result, these methods may not accurately predict future exposures, which could be significantly greater than what our models indicate.  Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated.  Moreover, we are subject to the risks of misconduct by our employees and financial advisors — such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information — which is difficult to detect in advance and deter, and could harm our business, results of operations or financial condition.  Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.  Insurance and other traditional risk-shifting tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.

As a holding company, we depend on the ability of our subsidiaries to transfer funds to us to pay dividends and to meet our obligations.

We act as a holding company for our insurance and other subsidiaries.  Dividends from our subsidiaries and permitted payments to us under our intercompany arrangements with our subsidiaries are our principal sources of cash to pay shareholder dividends and to meet our other financial obligations.  These obligations include our operating expenses and interest and principal on our borrowings and also include amounts we must pay under the tax allocation agreement and transition services agreement we entered into with American Express.  If the cash we receive from our subsidiaries pursuant to dividend payment and intercompany arrangements is insufficient for us to fund any of these obligations, we may be required to raise cash through the incurrence of additional debt, the issuance of additional equity or the sale of assets.  If any of this happens, it could adversely affect our financial condition and results of operations.

Insurance, banking and securities laws and regulations regulate the ability of many of our subsidiaries (such as our insurance, banking and brokerage subsidiaries and our face-amount certificate company) to pay dividends or make other distributions.  See Item 1 of this Annual Report on Form 10-K— “Our Solutions—Protection Segment—Risk-Based Capital” and “Regulation” as well as the information contained in our 2006 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis — Liquidity and Capital Resources.”  In addition to the various regulatory restrictions that constrain our subsidiaries’ ability to pay dividends to our company, the rating agencies impose various capital requirements on our company and our insurance company subsidiaries in order for us to maintain our ratings and the ratings of our insurance subsidiaries, which also constrains our and their ability to pay dividends.

Changes in U.S. federal income or estate tax law could make some of our products less attractive to clients.

Many of the products we issue or on which our businesses are based (including both insurance products and non-insurance products) enjoy favorable treatment under current U.S. federal income or estate tax law.  Changes in U.S. federal income or estate tax law could thus make some of our products less attractive to clients.

We are subject to tax contingencies that could adversely affect our provision for income taxes.

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

Risks Relating to Our Separation from American Express

We will only have the right to use the “American Express” brand name and logo in a limited capacity.

In connection with the separation from American Express, we changed our corporate name to “Ameriprise Financial, Inc.” and are operating under two new brand names.  We and our subsidiaries may use the “American Express” brand name and logo in a limited capacity in conjunction with our brand names and logos until September 30, 2007 pursuant to our marketing and branding agreement with American Express.  For more information regarding these arrangements, see Item 1 of this Annual Report on Form 10-K— “Our Relationship with American Express.”  When our right to use the “American Express” brand name and logo expires, we will not be able to maintain or enjoy the name recognition associated with that brand.

We have experienced increased costs in connection with the separation from American Express and as an independent company.

We are in the process of developing certain independent facilities, systems, infrastructure and personnel to replace services previously provided by American Express.  We have also made significant investments to develop our new brand and establish our ability to operate without access to American Express’s operational and administrative infrastructure.  These initiatives have been costly to implement.  We have incurred $654 million in total pretax non-recurring separation costs through December 31, 2006 and we expect to incur an additional $221 million in separation costs.  Due to the scope and complexity of the underlying projects, the amount of total costs could be materially higher and the timing of incurrence of these costs is subject to change.

Although we have established many of our own independent systems and operations, we continue to pay American Express to perform certain important corporate functions for our operations, including information technology support, procurement and other services.  The amounts we pay for this transitional support are arm’s length rates generally based on American Express’s direct and indirect costs.  For more information regarding the transition arrangements, see Item 1 of this Annual Report on Form 10-K — “Our Relationship with American Express.”  Although we implemented many independent functions, if we are not able to complete the establishment of these functions, or obtain them from third parties, we may not be able to operate our business effectively or at comparable costs, and our profitability may decline.

As a stand-alone company, we do not have the same purchasing power we had through American Express and, in some cases, we may not have as favorable terms or prices as those obtained prior to the separation from American Express, which could decrease our overall profitability.

As we build our information technology infrastructure and transition our data to our own systems, we could experience temporary business interruptions and incur substantial additional costs.

We are in the process of installing and implementing the information technology infrastructure to support our business functions, including customer service and distribution.  We may incur temporary interruptions in business operations if we cannot transition effectively from American Express’s existing technology infrastructure (which covers hardware, applications, network, telephony, databases, backup and recovery solutions), as well as the people and processes that support them.  We may not be successful in implementing our new technology infrastructure and transitioning our data, and we may incur higher costs for implementation than currently anticipated.  Our failure to avoid operational interruptions as we implement the new infrastructure and transition our data, or our failure to implement the new infrastructure and transition our data successfully, could disrupt our business and have a material adverse effect on our profitability.  In addition, technology service failures could have adverse regulatory consequences for our business and make us vulnerable to our competitors.

We continue to rely on American Express’s disaster recovery capabilities as part of our business continuity processes.  We will only have the right to use American Express’s disaster recovery resources until September 30, 2007.  We are developing and implementing our own disaster recovery infrastructure and developing business continuity for our operations, which we anticipate will involve significant costs.  We may not be successful in developing stand-alone disaster recovery capabilities and business continuity processes, and may incur higher costs for implementation than currently anticipated.  Our failure to avoid operational interruptions as we implement new business continuity processes, or our failure to implement the new processes successfully, could disrupt our business and have a material adverse effect on our profitability in the event of a significant business disruption.

We agreed to certain restrictions to preserve the treatment of the Distribution as tax free to American Express and its shareholders, which reduces our strategic and operating flexibility.

In connection with the Internal Revenue Service ruling and opinion confirming the tax free status of the Distribution, we made certain representations and undertakings.  In addition, current tax law generally creates a presumption that the Distribution would be taxable to American Express, but not to its shareholders, if we or our shareholders were to engage in a transaction that would result in a 50% or greater change by vote or by value in our stock ownership during the four-year period beginning on the date that begins two years before the Distribution date, unless it is established that the Distribution and the transaction are not part of a plan or series of related transactions to effect such a change in ownership.  In the case of such a 50% or greater change in our stock ownership, tax imposed on American Express in respect of the Distribution would be based on the fair market value of our stock on the Distribution date over American Express’s tax basis in our stock.

Under our tax allocation agreement with American Express, we are generally prohibited, before October 1, 2007, except in certain circumstances, from (i) consenting to certain acquisitions of significant amounts of our stock; (ii) transferring significant amounts of our assets; (iii) failing to maintain certain components of our business as an active business; or (iv) engaging in certain other actions or transactions that could jeopardize the tax free status of the Distribution.  In addition, we are generally prohibited from consenting to certain acquisitions of significant amounts of our stock or assets, or from participating in certain other corporate transactions, unless the other parties to the transaction agree to be jointly and severally liable with us in respect of our indemnification obligation to American Express under the tax allocation agreement (described below in the succeeding risk factor).

We agreed to indemnify American Express and its shareholders for taxes and related losses resulting from certain actions that cause the Distribution to fail to qualify as a tax free transaction.

Under the tax allocation agreement, we agreed to indemnify American Express and its shareholders for taxes and related losses they suffer as a result of the Distribution failing to qualify as a tax free transaction, if the taxes and related losses are attributable to (i) direct or indirect acquisitions of our stock or assets (regardless of whether we consent to such acquisitions); (ii) negotiations, understandings, agreements, or arrangements in respect of such acquisitions; or (iii) our failure to comply with certain representations and undertakings from us, including the restrictions described in the preceding risk factor.  See Item 1 of this Annual Report on Form 10-K— “Our Relationship with American Express.”  Our indemnity will cover both corporate level taxes and related losses imposed on American Express in the event of a 50% or greater change in our stock ownership described in the preceding risk factor, as well as taxes and related losses imposed on both American Express and its shareholders if, due to our representations or undertakings being incorrect or violated, the Distribution is determined to be taxable for other reasons.

We currently estimate that the indemnification obligation to American Express for taxes due in the event of a 50% or greater change in our stock ownership could exceed $1.5 billion.  This estimate, which does not take into account related losses such as interest, penalties, and other additions to tax, depends upon several factors that are beyond our control.  As a consequence, the indemnity to American Express could vary substantially from the estimate.  Furthermore, the estimate does not address the potential indemnification obligation to both American Express and its shareholders in the event that, due to our representations or undertakings being incorrect or violated, the Distribution is determined to be taxable for other reasons.  In that event, the total indemnification obligation would likely be much greater.

Our separation from American Express could increase our U.S. federal income tax costs.

Due to the separation from American Express, our life insurance subsidiaries will not be able to file a consolidated U.S. federal income tax return with the other members of our affiliated group for five tax years following the Distribution.  As a consequence, during this period, net operating and capital losses, credits, and other tax attributes generated by one group will not be available to offset income earned or taxes owed by the other group for U.S. federal income tax purposes.  As a result of these and other inefficiencies, the aggregate amount of U.S. federal income tax that we pay may increase and we may in addition not be able to fully realize certain of our deferred tax assets.

The continued ownership of American Express common stock and options by our executive officers may create, or may create the appearance of, conflicts of interest.

Because of their former positions with American Express, substantially all of our executive officers, including our Chairman and Chief Executive Officer and our Chief Financial Officer, own American Express common stock and options to purchase American Express common stock.  Although these holdings in the aggregate are insubstantial in relation to American Express, the individual holdings of American Express stock and options to purchase that stock that remain after the Distribution may be significant for some of these persons compared to that person’s total assets.  Even though our board of directors consists of a majority of directors who are independent from both American Express and our company and our executive officers who were formally employees of American Express have ceased to be employees of American Express following the Distribution, ownership of American Express common stock and options to purchase American Express stock by our officers after the Distribution may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for American Express than they do for us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We operate our business from two principal locations, both of which are located in Minneapolis, Minnesota: the Ameriprise Financial Center, a 897,280 square foot building that we lease, and our 903,722 square foot Client Service Center, which we own.  Our lease term for the Ameriprise Financial Center began in November 2000 and is for 20 years, with several options to extend the term.  Our aggregate annual rent for the Ameriprise Financial Center is $15 million.  We also own the 170,815 square foot Oak Ridge Conference Center, a training facility and conference center in Chaska, Minnesota, which can also serve as a disaster recovery site if necessary.  We also lease space in an operations center located in Minneapolis.  American Express Travel Related Services Company, an American Express subsidiary, also leases space in the center from the same landlord and we share common space in the building with them.  Additionally, we occupy space in a second operations center located in Phoenix, Arizona.

Our property and casualty subsidiary, IDS Property Casualty, leases its corporate headquarters in DePere, Wisconsin, a suburb of Green Bay.  In December 2004, it entered into a sale-and-leaseback agreement with Inland Real Estate Acquisitions, Inc., and sold that property for $18 million.  Under the terms of the agreement, Inland leased the property back to IDS Property Casualty for a ten-year term with an option to renew the lease for up to six renewal terms of five years each.  The lease is a net lease, which means our subsidiary is responsible for all costs and expenses relating to the property in addition to annual rent.

Threadneedle leases three office facilities in London, England.  It is the sole tenant of its principal headquarters office, a 60,410 square foot building, under a lease expiring in June 2018.  Threadneedle also leases part of a building in Frankfurt, Germany and rents offices in a number of other European countries to support its non-U.K. operations.

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

As with other financial services firms, the level of regulatory activity and inquiry concerning our businesses remains elevated.  From time to time, we receive requests for information from, and have been subject to examination by, the SEC, NASD, OTS and various other regulatory authorities concerning our business activities and practices, including:  sales and product or service features of, or disclosures pertaining to, financial plans, our mutual funds, annuities, insurance products and brokerage services; non—cash compensation paid to our financial advisors; supervision of our financial advisors; operational and data privacy issues relating to the theft of a laptop computer containing certain client information; compliance with postal regulations; and sales of, or brokerage or revenue sharing practices relating to, other companies’ REIT shares, mutual fund shares or other investment products.  Other open matters relate, among other things, to the portability (or network transferability) of our RiverSource mutual funds, the suitability of product recommendations made to retail financial planning clients, licensing matters related to sales by our financial advisors to out-of-state clients and net capital and reserve calculations.  The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including our company.  We have cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

These legal and regulatory proceedings are subject to uncertainties and, as such, we are unable to estimate the possible loss or range of loss that may result.  An adverse outcome in one or more of these proceedings could result in adverse judgments, settlements, fines, penalties or other relief that could have a material adverse effect on our consolidated financial condition or results of operations.

Certain legal and regulatory proceedings involving our company are described below.

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

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona.  The plaintiffs allege that they are investors in several of our mutual funds and they purport to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940.  The plaintiffs allege that fees allegedly paid to the defendants by the funds for investment advisory and administrative services are excessive.  The plaintiffs seek remedies including restitution and rescission of investment advisory and distribution agreements.  The plaintiffs voluntarily agreed to transfer this case to the United States District Court for the District of Minnesota.  In response to our motion to dismiss the complaint, the Court dismissed one of plaintiffs’ four claims and granted plaintiffs limited discovery.  Discovery is currently set to end in March 2007.

In October 2005, we reached a comprehensive settlement regarding the consolidated securities class action lawsuit filed against us, our former parent and affiliates in October 2004 called “In re American Express Financial Advisors Securities Litigation.”  The settlement, under which we deny any liability, includes a one-time payment of $100 million to the class members.  The class members include individuals who purchased mutual funds in our Preferred Provider Program, Select Group Program, or any similar revenue sharing program, purchased mutual funds sold under the American Express® or AXP® brand; or purchased for a fee financial plans or advice from our company between March 10, 1999 and through April 1, 2006.  On February 14, 2007, the court preliminarily approved the settlement and set a Final Fairness Hearing for June 4, 2007.  Two lawsuits making similar allegations (based solely on state causes of actions) are pending in the United States District Court for the Southern District of New York:  Beer v. American Express and American Express Financial Advisors and You v. American Express and American Express Financial Advisors.  Plaintiffs have moved to remand the cases to state court.  The Court’s decision on the remand motion is pending.

In March 2006, a lawsuit captioned Good, et al. v. Ameriprise Financial, Inc. et al. (Case No. 00-cv-01027) was filed in the United States District Court for the District of Minnesota.  The lawsuit has been brought as a putative class action and plaintiffs purport to represent all of our advisors who sold shares of REITs and tax credit limited partnerships between March 2000 and March 2006.  Plaintiffs seek unspecified compensatory and restitutionary damages as well as injunctive relief, alleging that we incorrectly calculated commissions owed advisors for the sale of these products.  The Court denied our motion to dismiss, and the matter now proceeds to discovery.

On May 15, 2006, an NASD panel issued a decision regarding customer claims relating to suitability, disclosures, supervision and certain other sales practices in an arbitration proceeding captioned Wayland Adams et al. vs. David McFadden and Securities America, Inc. (brought by a group of 44 claimants).  The arbitrators ruled against SAI and its former registered representative and awarded the plaintiffs $22 million and, in connection with this matter, SAI agreed with the NASD to have an independent consultant review its retirement planning and variable annuity exchange practices.  Other clients of this former registered representative have presented claims which are pending.

On December 22, 2006, an NASD panel issued a decision regarding customer claims relating to suitability, disclosures, supervision and certain other sales practices in an arbitration proceeding captioned Thomas and Patricia Cain et al. vs. Securities America, Inc., Robert P. Gormly et al. (brought by three claimant groups).  The arbitrators ruled against SAI and its former registered representative and awarded the plaintiffs $9 million.  Other clients of this former registered representative have presented claims which are pending.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades principally on The New York Stock Exchange under the trading symbol AMP.  As of February 15, 2007, we had approximately 31,950 common shareholders of record.  Price and dividend information concerning our common shares may be found in Note 28 to our Consolidated Financial Statements included in our 2006 Annual Report to Shareholders and incorporated herein by reference.  The information set forth under the heading “Performance Graph” contained in our 2006 Annual Report to Shareholders and the table set forth under “Items to Be Voted on by Shareholders—Item 2—Proposal to Approve the Ameriprise Financial 2005 Incentive Compensation Plan—Equity Compensation Plan Information” contained in the Proxy Statement are incorporated herein by reference.

We are primarily a holding company and as a result, our ability to pay dividends in the future will depend on receiving dividends from our subsidiaries.  For information regarding our ability to pay dividends, see the information set forth under the heading “Management’s Discussion and Analysis—Liquidity and Capital Resources” contained in our 2006 Annual Report to Shareholders and incorporated herein by reference.

Share Repurchases

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the fourth quarter of 2006.

(a)	(b)			(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2006
Share repurchase program (1)	277,500	$48.34	(2)	277,500	$400,827,975
Employee transactions (3)	64,258	$47.53		N/A	N/A

November 1 to November 30, 2006
Share repurchase program (1)	—	—		—	—
Employee transactions (3)	886	$52.22		N/A	N/A

December 1 to December 31, 2006
Share repurchase program (1)	643,400	$54.87	(2)	643,400	$365,527,021
Employee transactions (3)	1,536	$53.72		N/A	N/A

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

Item 6. Selected Financial Data.

The “Consolidated Five-Year Summary of Selected Financial Data” appearing on page 104 of our 2006 Annual Report to Shareholders is incorporated herein by reference.  The “Schedule I—Condensed Financial Information of Registrant (Parent Company Only)” appearing on pages F-1 through F-5 of this report is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the heading “Management’s Discussion and Analysis” appearing on pages 22 through 47 of our 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the heading “Quantitative and Qualitative Disclosures About Market Risk” appearing on pages 48 through 52 of our 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The “Report of Independent Registered Public Accounting Firm,” the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” appearing on pages 57 through 103 of our 2006 Annual Report to Shareholders are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The information set forth under the heading “Changes in and Disagreements With Accountants on Accounting and Financial Disclosure” appearing on page 54 of our 2006 Annual Report to Shareholders is incorporated herein by reference.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2006.

The information set forth under the heading “Management’s Report on Internal Control Over Financial Reporting,” which sets forth management’s evaluation of internal control over financial reporting, and appears on page 55 of our 2006 Annual Report to Shareholders, and under the headings, the “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting,” and the “Report of Independent Registered Public Accounting Firm,” appearing on pages 56 and 57 of our 2006 Annual Report to Shareholders, are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

The following portions of the Proxy Statement are incorporated herein by reference:

•	information included under the caption “Items to be Voted on by Shareholders—Item 1—Election of Directors”;
•	information included under the caption “Requirements, Including Deadlines, for Submission of Proxy Proposals, Nomination of Directors and Other Business of Shareholders”;
•	information under the caption “Corporate Governance—Codes of Conduct”;
•	information included under the caption “Corporate Governance—Membership on Board Committees”;
•	information under the caption “Corporate Governance—Nominating and Governance Committee—Director Nomination Process”;
•	information included under the caption “Corporate Governance—Audit Committee”;
•	information included under the caption “Corporate Governance—Audit Committee Financial Expert”; and
•	information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

In addition, the information regarding executive officers called for by Items 401(b), (e) and (f) of Regulation S-K may be found under the caption “Executive Officers of the Company” in this Annual Report on Form 10-K.

We have adopted a set of Corporate Governance Principles and Categorical Standards of Director Independence, which together with the charters of the three standing committees of the Board of Directors (Audit; Compensation and Benefits; and Nominating and Governance) and our Code of Conduct (which constitutes the Company’s code of ethics), provide the framework for the governance of our company.  A complete copy of our Corporate Governance Principles and Categorical Standards of Director Independence, the charters of each of the Board committees, the Code of Conduct (which applies not only to our Chief Executive Officer, Chief Financial Officer and Controller, but also to all other employees of our company) and the Code of Business Conduct for the Members of the Board of Directors may be found by clicking on the

“Corporate Governance” link found on our Investor Relations website at http://ir.ameriprise.com.  You may also access our Investor Relations website through our main website at www.ameriprise.com by clicking on the “Investor Relations” link, which is located at the bottom of our homepage. (Information from such sites is not incorporated by reference into this report.)  You may obtain free copies of these materials by also writing to our Corporate Secretary at our principal executive offices.

Item 11. Executive Compensation.

The following portions of the Proxy Statement are incorporated herein by reference:

•	information under the caption “Corporate Governance—Compensation and Benefits Committee—Compensation Committee Interlocks and Insider Participation”;
•	information included under the caption “Compensation of Executive Officers—Compensation of Executive Officers”; and
•	information included under the caption “Compensation of Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information included under the captions “Ownership of Our Common Shares” and “Items to Be Voted on by Shareholders—Item 2—Proposal to Approve the Ameriprise Financial 2005 Incentive Compensation Plan—Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Corporate Governance—Director Independence,” “Corporate Governance—Categorical Standards for Director Independence,” “Corporate Governance—Independence of Committee Members” and “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information set forth under the heading “Items to be Voted on by Shareholders—Item 3—Ratification of Audit Committee’s Selection of Independent Registered Public Accountants—Independent Registered Public Accountant Fees”; “—Services to Associated Organizations”; and “—Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants,” in the Proxy Statement is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)                                  The following documents are filed as part of this report:

1.               Financial statements from the Ameriprise Financial, Inc. 2006 Annual Report to Shareholders which are incorporated herein by reference:

Consolidated balance sheets – December 31, 2006 and 2005

Consolidated statements of income – Years ended December 31, 2006, 2005 and 2004

Consolidated statements of cash flows – Years ended December 31, 2006, 2005, and 2004

Consolidated statements of shareholders’ equity – Years ended December 31, 2006, 2005, and 2004

Notes to consolidated financial statements – December 31, 2006

2.              Financial schedules required to be filed by Item 8 of this form, and by Item 15(d) below:

Schedule I     Condensed Financial Information of Registrant (Parent Company Only)

All other financial schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

3. Exhibits:

The list of exhibits required to be filed as exhibits to this report are listed on pages E-1 through E-4 hereof under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: February 27, 2007	By	/s/ Walter S. Berman
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

Date: February 27, 2007	/s/ James M. Cracchiolo
James M. Cracchiolo
Chairman and Chief Executive Officer
(Principal Executive Officer and Director)

Date: February 27, 2007	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 27, 2007	/s/ David K. Stewart
David K. Stewart
Senior Vice President and Controller
(Principal Accounting Officer)

Date: February 27, 2007	/s/ Ira D. Hall
Ira D. Hall
Director

Date: February 27, 2007	/s/ Warren D. Knowlton
Warren D. Knowlton
Director

Date: February 27, 2007	/s/ W. Walker Lewis
W. Walker Lewis
Director

Date: February 27, 2007	/s/ Siri S. Marshall
Siri S. Marshall
Director

Date: February 27, 2007	/s/ Jeffrey Noddle
Jeffrey Noddle
Director

Date: February 27, 2007	/s/ Richard F. Powers III
Richard F. Powers III
Director

Date: February 27, 2007	/s/ H. Jay Sarles
H. Jay Sarles
Director

Date: February 27, 2007	/s/ Robert F. Sharpe, Jr.
Robert F. Sharpe, Jr.
Director

Date: February 27, 2007	/s/ William H. Turner
William H. Turner
Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ameriprise Financial, Inc.

We have audited the consolidated financial statements of Ameriprise Financial, Inc. as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated February 26, 2007 (incorporated by reference in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP

Minneapolis, Minnesota
February 26, 2007

AMERIPRISE FINANCIAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME

(Parent Company Only)

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Revenues
Management, financial advice and service fees	$60	$339	$413
Distribution fees	73	54	19
Net investment income	59	20	19
Other revenues	6	6	10
Total revenues	198	419	461
Expenses
Compensation and benefits	467	418	356
Interest and debt expense	108	70	51
Separation costs	137	76	—
Other expenses	(53)	30	182
Total expenses	659	594	589
Loss before income tax benefit and equity in earnings of subsidiaries	(461)	(175)	(128)
Income tax benefit	(179)	(27)	(15)
Loss before equity in earnings of subsidiaries	(282)	(148)	(113)
Equity in earnings of subsidiaries:
Equity in earnings of subsidiaries	913	706	938
Equity in income from discontinued operations of subsidiary, net of tax	—	16	40
Equity in cumulative effect of accounting change in subsidiaries, net of tax	—	—	(71)
Total equity in earnings of subsidiaries	913	722	907
Net income	$631	$574	$794

See Notes to Condensed Financial Information of Registrant.

AMERIPRISE FINANCIAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Parent Company Only)

	December 31,
	2006	2005
	(in millions, except share data)
Assets
Cash and cash equivalents	$1,346	$1,192
Investments	320	303
Receivables	62	29
Due from subsidiaries	128	148
Land, buildings, equipment, and software, net of accumulated depreciation of $409 and $336, respectively	611	566
Investment in subsidiaries	8,265	7,777
Other assets	229	214
Total assets	$10,961	$10,229
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$641	$599
Due to subsidiaries	335	245
Payable to American Express	52	16
Debt	2,000	1,550
Other liabilities	8	132
Total liabilities	3,036	2,542
Shareholders’ Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 252,909,389 and 249,998,206, respectively)	3	2
Additional paid-in capital	4,353	4,091
Retained earnings	4,268	3,745
Treasury shares, at cost (11,517,958 and 122,652 shares, respectively)	(490)	—
Accumulated other comprehensive loss, net of tax, including amounts applicable to equity investments in subsidiaries:
Net unrealized securities losses	(187)	(129)
Net unrealized derivative gains (losses)	(1)	6
Foreign currency translation adjustment	(18)	(25)
Defined benefit plans	(3)	(3)
Total accumulated other comprehensive loss	(209)	(151)
Total shareholders’ equity	7,925	7,687
Total liabilities and shareholders’ equity	$10,961	$10,229

See Notes to Condensed Financial Information of Registrant.

AMERIPRISE FINANCIAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

(Parent Company Only)

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Cash Flows from Operating Activities
Net income	$631	$574	$794
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(913)	(706)	(938)
Equity in income from discontinued operations of subsidiary, net of tax	—	(16)	(40)
Equity in cumulative effect of accounting change in subsidiaries, net of tax	—	—	71
Dividends received from subsidiaries and affiliates	670	486	1,147
Other operating activities, primarily with subsidiaries	139	615	124
Net cash provided by operating activities	527	953	1,158
Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	23	243	156
Maturities, sinking fund payments and calls	401	179	21
Purchases	(347)	(278)	(162)
Purchase of land, buildings, equipment and software	(153)	(113)	(100)
Investment in subsidiaries	(220)	(924)	(29)
Acquisition of loans	(33)	—	—
Change in loans	2	—	—
Net cash used in investing activities	(327)	(893)	(114)
Cash Flows from Financing Activities
Proceeds from issuances of debt, net of issuance costs	494	2,843	—
Principal repayments of debt	(50)	(1,350)	(78)
Payable to American Express, net	36	(1,578)	263
Capital transactions with American Express, net	—	1,256	40
Dividends paid to American Express	—	(53)	(1,325)
Dividends paid to shareholders	(108)	(27)	—
Repurchase of common shares	(490)	—	—
Exercise of stock options	20	—	—
Excess tax benefits from share-based compensation	52	—	—
Net cash provided by (used in) financing activities	(46)	1,091	(1,100)
Parent Company Operations Applicable to Discontinued Operations of Subsidiary
Net cash provided by operating activities	—	48	95
Net cash used in financing activities	—	(24)	(40)
Net cash provided by Parent Company operations applicable to discontinued operations of subsidiary	—	24	55
Net increase (decrease) in cash and cash equivalents	154	1,175	(1)
Cash and cash equivalents at beginning of year	1,192	17	18
Cash and cash equivalents at end of year	$1,346	$1,192	$17
Supplemental Disclosures:
Interest paid	$104	$80	$52
Income taxes received, net	124	169	21
Non-cash dividend of AEIDC to American Express	—	164	—

See Notes to Condensed Financial Information of Registrant.

AMERIPRISE FINANCIAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

1. Basis of Presentation

The accompanying Condensed Financial Statements include the accounts of Ameriprise Financial, Inc. (the “Registrant,” “Ameriprise Financial” or “Parent Company”) and, on an equity basis, its subsidiaries and affiliates. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and all adjustments made were of a normal, recurring nature. The financial information of the Parent Company should be read in conjunction with the Consolidated Financial Statements and Notes of Ameriprise Financial. Parent Company revenues and expenses, other than compensation and benefits and debt and interest expense, are primarily related to intercompany transactions with subsidiaries and affiliates.

Until the fourth quarter of 2005, the Parent Company was a Registered Investment Advisor. During the fourth quarter of 2005, the Parent Company ceased being a Registered Investment Advisor and, in turn, an Ameriprise Financial subsidiary became a Registered Investment Advisor.

Ameriprise Financial was formerly a wholly-owned subsidiary of American Express Company (“American Express”). On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the “Separation”) through a tax-free distribution to American Express shareholders. In preparation for the disposition, Ameriprise Financial approved a stock split of its 100 common shares entirely held by American Express into 246 million common shares. Effective as of the close of business on September 30, 2005, American Express completed the separation of Ameriprise Financial and the distribution of the Ameriprise Financial common shares to American Express shareholders (the “Distribution”). The Distribution was effectuated through a pro-rata dividend to American Express shareholders consisting of one share of Ameriprise Financial common stock for every 5 shares of American Express common stock owned by its shareholders on September 19, 2005, the record date. Prior to August 1, 2005, Ameriprise Financial was named American Express Financial Corporation.

2. Debt

All of the consolidated debt of Ameriprise Financial are borrowings of the Parent Company, except as indicated below.

•                  At December 31, 2006 and 2005, the consolidated debt of Ameriprise Financial included $225 million and $283 million, respectively, of non-recourse debt of a consolidated variable interest entity, or collateralized debt obligation (“CDO”).  The debt will be extinguished from the cash flows of the investments held within the portfolio of the CDO, which assets are held for the benefit of the CDO debt holders.

•                  Ameriprise Financial began consolidating certain limited partnerships, including certain property fund limited partnerships, as a result of its adoption of Emerging Issues Task Force (“EITF” Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”) as of January 1, 2006.  The effect of this consolidation as of January 1, 2006 included an increase of $136 million in non-recourse debt related to the property funds.  In September 2006, the partnerships repaid the outstanding non-recourse debt following a restructuring of the partnership capital.

3. Commitments and Contingencies

The Parent Company is the guarantor for an operating lease of IDS Property Casualty Insurance Company.

All consolidated legal, regulatory and arbitration proceedings, including class actions of Ameriprise Financial, Inc. and its consolidated subsidiaries are potential or current obligations of the Parent Company.

EXHIBIT INDEX

Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed certain agreements as exhibits to this Annual Report on Form 10-K.  These agreements may contain representations and warranties by the parties.  These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors.  Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

The following exhibits are filed as part of this Annual Report on Form 10-K.  The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed herewith.  All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference.  Exhibits numbered 10.5 through 10.26 and Exhibits numbered 10.28, 10.29, 10.31, 10.33 and 10.34 are management contracts or compensatory plans or arrangements.

Exhibit	Description

3.1

Amended and Restated Certificate of Incorporation of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

3.2*	Amended and Restated Bylaws of Ameriprise Financial, Inc., as amended on November 28, 2006.

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Form 10 Registration Statement, File No. 1-32525, filed on August 19, 2005).

4.2

Indenture dated as of October 5, 2005, between the Registrant and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3, File No. 333-128834, filed on October 5, 2005).

4.3

First Supplemental Junior Subordinated Debt Indenture, dated as of May 26, 2006, between Ameriprise Financial, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, File No. 1-32525, filed on May 26, 2006).

4.4	Form of 7.518% Junior Subordinated Notes due 2066 of the Company (incorporated by reference to Exhibit 4.2 to the to the Current Report on Form 8-K, File No. 1-32525, filed on May 26, 2006).

Other instruments defining the rights of holders of long-term debt securities of the registrant are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The registrant agrees to furnish copies of these instruments to the SEC upon request.

10.1

Separation and Distribution Agreement between American Express and Ameriprise Financial, Inc., dated August 24, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on August 30, 2005).

10.2

Transition Services Agreement by and between American Express and Ameriprise Financial, Inc., dated as of September 30, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

10.3

Tax Allocation Agreement by and between American Express and Ameriprise Financial, Inc., dated as of September 30, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

10.4

Employee Benefits Agreement by and between American Express and Ameriprise Financial, Inc., dated as of September 30, 2005 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

10.5

Amended and Restated Ameriprise Financial 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, File No. 333-128789, filed on October 5, 2005).

10.6	Ameriprise Financial Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005).

10.7*	Ameriprise Financial Supplemental Retirement Plan.

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

10.11	Key Employee Retention Award for Mr. Berman (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005).

10.12	Key Employee Retention Award for Mr. Heath (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005).

10.13	Key Employee Retention Award for Mr. Truscott (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005).

10.14	Letter sent by American Express to Mr. Cracchiolo (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 1-32525, filed on August 30, 2005).

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

10.24

Ameriprise Financial, Inc. Senior Executive Severance Plan, as amended November 14, 2005 (incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-K, File No. 1-32525, filed on March 8, 2006).

10.25	Restricted Stock Awards in lieu of Key Executive Life Insurance Program (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on November 18, 2005).

10.26	Treatment of Portfolio Grants and Portfolio Grant for CEO (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on December 21, 2005).

10.27

Ameriprise Financial, Inc. Deferred Equity Program for Independent Financial Advisors (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K, File No. 1-32525, filed on March 8, 2006).

10.28

Ameriprise Financial Annual Incentive Award Plan, adopted effective as of September 30, 2005 (incorporated by reference to Exhibit 10.28 of the Annual Report on Form 10-K, File No. 1-32525. filed on March 8, 2006).

10.29

Form of Indemnification Agreement for directors, Chief Executive Officer, Chief Financial Officer, General Counsel and Principal Accounting Officer and any other officers designated by the Chief Executive Officer (incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K, File No. 1-32525, filed on March 8, 2006).

10.30

Credit Agreement, dated as of September 30, 2005, among Ameriprise Financial, Inc., the lenders listed therein, Wells Fargo Bank, National Association, Citibank, N.A., Bank of America, N.A., HSBC Bank USA, National Association, Wachovia Bank, National Association and Citigroup Global Markets, Inc. (incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K, File No. 1-32525, filed on March 8, 2006).

10.31	2006 Annual Incentive Awards (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1 - 32525, filed on March 27, 2006).

10.32

Stock Purchase and Sale Agreement, dated as of March 29, 2006, by and among Warren E. Buffett, Berkshire Hathaway Inc. and Ameriprise Financial, Inc. (incorporated by reference to Item 99.1 of the Current Report on Form    8-K, File No. 1-32525, filed on March 30, 2006).

10.33	2006-2008 Long-Term Performance Plan Goals (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on July 3, 2006).

10.34	Long-Term Performance Pool Plan for 2007 and 2008 (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. File No. 1-32525, filed on July 3, 2006).

12*	Ratio of Earnings to Fixed Charges.

13*

Portions of the Ameriprise Financial, Inc. 2006 Annual Report to Shareholders, which, except for those sections incorporated herein by reference, are furnished solely for the information of the SEC and are not to be deemed “filed.”

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