Form 10-Q
period 2007-03-31
AMERIPRISE FINANCIAL INC
filed 2007-05-09
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                         to

Commission File No. 1-32525

AMERIPRISE FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Ameriprise Financial Center, Minneapolis, Minnesota	55474
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code             (612) 671-3131

Not Applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2007
Common Stock (par value $.01 per share)	235,248,302 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues
Management, financial advice and service fees	$791	$710
Distribution fees	344	301
Net investment income	518	574
Premiums	236	220
Other revenues	174	144
Total revenues	2,063	1,949
Expenses
Compensation and benefits	842	739
Interest credited to account values	287	324
Benefits, claims, losses and settlement expenses	219	227
Amortization of deferred acquisition costs	134	128
Interest and debt expense	32	23
Separation costs	85	67
Other expenses	248	250
Total expenses	1,847	1,758
Income before income tax provision	216	191
Income tax provision	51	46
Net income	$165	$145

Earnings per Common Share:
Basic	$0.69	$0.57
Diluted	0.68	0.57

Weighted average common shares outstanding:
Basic	240.7	252.3
Diluted	244.1	253.5

Cash dividends declared per common share	$0.15	$0.11

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Cash and cash equivalents	$2,413	$2,717
Investments	34,446	35,553
Separate account assets	56,281	53,848
Receivables	3,022	2,960
Deferred acquisition costs	4,337	4,499
Restricted and segregated cash	1,175	1,236
Other assets	3,486	3,359
Total assets	$105,160	$104,172

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$29,153	$30,033
Separate account liabilities	56,281	53,848
Customer deposits	6,483	6,707
Debt	2,225	2,225
Accounts payable and accrued expenses	1,672	1,788
Other liabilities	1,615	1,646
Total liabilities	97,429	96,247

Shareholders’ Equity:
Common shares ($.01 par value; shares authorized,1,250,000,000; shares issued, 254,436,937 and 252,909,389, respectively)	3	3
Additional paid-in capital	4,468	4,353
Retained earnings	4,268	4,268
Treasury shares, at cost (17,857,495 and 11,517,958 shares, respectively)	(865)	(490)
Accumulated other comprehensive loss, net of tax: Net unrealized securities losses	(121)	(187)
Net unrealized derivatives losses	(2)	(1)
Foreign currency translation adjustment	(17)	(18)
Defined benefit plans	(3)	(3)
Total accumulated other comprehensive loss	(143)	(209)
Total shareholders’ equity	7,731	7,925
Total liabilities and shareholders’ equity	$105,160	$104,172

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$165	$145
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Capitalization of deferred acquisition and sales inducement costs	(228)	(212)
Amortization of deferred acquisition and sales inducement costs	150	139
Depreciation and amortization	29	40
Deferred income taxes	(42)	(5)
Share-based compensation	35	24
Net realized investment gains	(9)	(4)
Other-than-temporary impairments and provision for loan losses	—	1
Premium and discount amortization on Available-for-Sale and other securities	29	32
Changes in operating assets and liabilities:
Segregated cash	67	85
Trading securities and equity method investments in hedge funds, net	(56)	(42)
Future policy benefits and claims, net	29	15
Receivables	(47)	(183)
Accounts payable and accrued expenses	(113)	100
Other, net	(79)	(28)
Net cash (used in) provided by operating activities	(70)	107

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	840	589
Maturities, sinking fund payments and calls	699	918
Purchases	(345)	(983)
Open securities transactions payable and receivable, net	(37)	4
Proceeds from sales and maturities of commercial mortgage loans on real estate	116	145
Funding of commercial mortgage loans on real estate	(51)	(106)
Proceeds from sales of other investments	31	32
Purchase of other investments	(15)	(66)
Purchase of land, buildings, equipment and software	(68)	(34)
Proceeds from sale of land, buildings, equipment and other	8	—
Change in restricted cash	(7)	(12)
Other, net	(9)	1
Net cash provided by investing activities	1,162	488

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

(in millions)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	240	471
Interest credited to account values	51	55
Maturities, withdrawals and cash surrenders	(452)	(993)
Change in other customer deposits	(63)	(56)
Policyholder and contractholder account values:
Consideration received	222	336
Interest credited to account values	236	269
Surrenders and other benefits	(1,254)	(1,148)
Principal repayments of debt	—	(50)
Dividends paid to shareholders	(27)	(28)
Repurchase of common shares	(375)	(290)
Exercise of stock options	16	5
Excess tax benefits from share-based compensation	13	6
Policy loans:
Repayments	29	25
Issuances	(35)	(30)
Other, net	1	7
Net cash used in financing activities	(1,398)	(1,421)
Effect of exchange rate changes on cash	2	2
Net decrease in cash and cash equivalents	(304)	(824)
Cash and cash equivalents at beginning of period	2,717	2,474
Cash and cash equivalents at end of period	$2,413	$1,650

Supplemental Disclosures:
Interest paid	$4	$2
Income taxes paid	19	43

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(in millions, except share amounts)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total

Balances at December 31, 2005	249,875,554	$2	$4,091	$3,745	$—	$(151)	$7,687
Other comprehensive loss: Net income	—	—	—	145	—	—	145
Change in net unrealized securities losses	—	—	—	—	—	(290)	(290)
Change in net unrealized derivatives gains	—	—	—	—	—	(1)	(1)
Total other comprehensive loss	—	—	—	—	—	—	(146)
Dividends paid to shareholders	—	—	—	(28)	—	—	(28)
Treasury shares	(6,806,167)	—	—	—	(290)	—	(290)
Share-based compensation plans	1,213,160	1	117	—	—	—	118
Balances at March 31, 2006	244,282,547	$3	$4,208	$3,862	$(290)	$(442)	$7,341

Balances at December 31, 2006	241,391,431	$3	$4,353	$4,268	$(490)	$(209)	$7,925
Change in accounting principles	—	—	—	(138)	—	—	(138)
Other comprehensive income:
Net income	—	—	—	165	—	—	165
Change in net unrealized securities losses	—	—	—	—	—	66	66
Change in net unrealized derivatives losses	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	1	1
Total other comprehensive income	—	—	—	—	—	—	231
Dividends paid to shareholders	—	—	—	(27)	—	—	(27)
Treasury shares	(6,339,537)	—	—	—	(375)	—	(375)
Share-based compensation plans	1,527,548	—	64	—	—	—	64
Other, net	—	—	51	—	—	—	51
Balances at March 31, 2007	236,579,442	$3	$4,468	$4,268	$(865)	$(143)	$7,731

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.        Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Ameriprise Financial, Inc. (“Ameriprise Financial”), companies in which it directly or indirectly has a controlling financial interest, variable interest entities in which it is the primary beneficiary and certain limited partnerships for which it is the general partner (collectively, the “Company”). All material intercompany transactions and balances between or among Ameriprise Financial and its subsidiaries and affiliates have been eliminated in consolidation. Ameriprise Financial is a holding company, which primarily conducts business through its subsidiaries to provide financial planning, products and services that are designed to offer solutions for clients’ asset accumulation, income management and insurance protection needs. The Company’s foreign operations in the United Kingdom are conducted through its subsidiary, Threadneedle Asset Management Holdings Limited (“Threadneedle”).

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications of prior period amounts have been made to conform to the current presentation. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes which are incorporated by reference in the Annual Report on Form 10-K of Ameriprise Financial, Inc. for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2007.

2.        Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 requires entities to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating whether or not it will elect to adopt SFAS 159.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). As of December 31, 2006, the Company adopted the recognition provisions of SFAS 158, which require an entity to recognize the overfunded or underfunded status of an employer’s defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company’s adoption of this provision did not have a material effect on the consolidated results of operations and financial condition. Effective for fiscal years ending after December 15, 2008, SFAS 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. As of December 31, 2008, the Company will adopt the measurement provisions of SFAS 158, which the Company does not believe will have a material effect on consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 which will require retrospective application of SFAS 157. The transition adjustment, if any, will be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. The Company is currently evaluating the impact of SFAS 157 on its consolidated results of operations and financial condition.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

2.        Recent Accounting Pronouncements (continued)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007 and recorded as a cumulative change in accounting principle an increase in the liability for unrecognized tax benefits and a decrease in beginning retained earnings of $4 million.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155: (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company adopted SFAS 155 as of January 1, 2007. The effect of adopting SFAS 155 was not material.

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides clarifying guidance on accounting for deferred acquisition costs (“DAC”) associated with an insurance or annuity contract that is significantly modified or internally replaced with another contract. Prior to adoption, the Company accounted for many of these transactions as contract continuations and continued amortization of existing DAC against revenue from the new or modified contract. Effective on January 1, 2007, the Company adopted SOP 05-1 resulting in these transactions being prospectively accounted for as contract terminations. Consistent with this, the Company now anticipates these transactions in establishing amortization periods and other valuation assumptions. As a result of adopting SOP 05-1, the Company recorded as a cumulative change in accounting principle a pretax charge of $206 million, reducing DAC by $204 million, deferred sales inducement costs (“DSIC”) by $11 million and liabilities for future policy benefits by $9 million. The after-tax decrease to retained earnings for these changes is $134 million. The adoption of SOP 05-1 is also expected to result in an increase to DAC and DSIC amortization in 2007. The expected increase to amortization expense may vary depending upon future changes in underlying valuation assumptions.

3.        Separation and Distribution from American Express

Ameriprise Financial was formerly a wholly owned subsidiary of American Express Company (“American Express”). On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the “Separation”) through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the separation of Ameriprise Financial and the distribution of the Ameriprise Financial common shares to American Express shareholders (the “Distribution”).

American Express has historically provided a variety of corporate and other support services for the Company, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal, procurement and other services. Following the Distribution, American Express has continued to provide the Company with many of these services pursuant to transition services agreements for transition periods of up to two years or more, if extended by mutual agreement of the Company and American Express. The Company has terminated or will terminate a particular service after it has completed the procurement of the designated service through arrangements with third parties or through the Company’s own employees.

The Company has incurred significant non-recurring separation costs as a result of the Separation. These costs have primarily been associated with establishing the Ameriprise Financial brand, separating and reestablishing the Company’s technology platforms and advisor and employee retention programs.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

4.        Investments

The following is a summary of investments:

	March 31, 2007	December 31, 2006
	(in millions)
Available-for-Sale securities, at fair value	$29,801	$30,880
Commercial mortgage loans on real estate, net	2,991	3,056
Trading securities, at fair value, and equity method investments in hedge funds	636	579
Policy loans	655	652
Other investments	363	386
Total	$34,446	$35,553

Realized gains and losses on Available-for-Sale securities, determined using the specific identification method, were as follows:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Gross realized gains from sales	$16	$12
Gross realized losses from sales	(7)	(8)
Other-than-temporary impairments	—	(1)

5.        Deferred Acquisition Costs and Deferred Sales Inducement Costs

Effective January 1, 2007, the Company adopted SOP 05-1. SOP 05-1 provides clarifying guidance on accounting for DAC associated with an insurance or annuity contract that is significantly modified or internally replaced with another contract. Prior to adoption, the Company accounted for many of these transactions as contract continuations and continued amortization of existing DAC against revenue from the new or modified contract. The Company’s adoption of  SOP 05-1 resulted in these transactions being prospectively accounted for as contract terminations. As a result of adopting SOP 05-1, the Company recorded as a cumulative change in accounting principle a pretax reduction of $204 million and $11 million to DAC and DSIC, respectively.

The balances of and changes in DAC were as follows:

	2007	2006
	(in millions)
Balance at January 1	$4,499	$4,182
Cumulative effect of SOP 05-1 adoption	(204)	—
Capitalization of acquisition costs	196	185
Amortization, excluding impact of changes in assumptions	(142)	(123)
Amortization, impact of other quarter changes in DAC-related assumptions	8	(5)
Impact of change in net unrealized securities losses (gains)	(20)	41
Balance at March 31	$4,337	$4,280

The balances of and changes in DSIC were as follows:

	2007	2006
	(in millions)
Balance at January 1	$452	$370
Cumulative effect of SOP 05-1 adoption	(11)	—
Capitalization of sales inducements	32	27
Amortization	(16)	(11)
Impact of change in net unrealized securities losses (gains)	(4)	8
Balance at March 31	$453	$394

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

6.        Future Policy Benefits and Claims and Separate Account Liabilities

Future policy benefits and claims consisted of the following:

	March 31, 2007	December 31, 2006
	(in millions)
Fixed annuities	$16,233	$16,841
Equity indexed annuities accumulated host values	263	267
Equity indexed annuities embedded derivative reserves	48	50
Variable annuities fixed sub-accounts	5,674	5,975
Guaranteed minimum withdrawal benefits variable annuity guarantees	(29)	(12)
Other variable annuity guarantees	14	26
Total annuities	22,203	23,147
Variable universal life (“VUL”)/universal life insurance contract reserves	2,551	2,562
Other life, disability income and long term care insurance	3,924	3,852
Auto and home reserves	376	381
Policy claims and other policyholders’ funds	99	91
Total	$29,153	$30,033

Separate account liabilities consisted of the following:

	March 31, 2007	December 31, 2006
	(in millions)
Variable annuity contract reserves	$45,802	$43,515
VUL insurance contract reserves	5,929	5,772
Threadneedle investment liabilities	4,550	4,561
Total	$56,281	$53,848

7.        Customer Deposits

Customer deposits consisted of the following:

	March 31, 2007	December 31, 2006
	(in millions)
Fixed rate certificates	$3,397	$3,540
Stock market based certificates	1,034	1,041
Stock market embedded derivative reserves	46	48
Other	84	91
Less: accrued interest classified in other liabilities	(39)	(42)
Total investment certificate reserves	4,522	4,678
Brokerage deposits	1,135	1,176
Banking deposits	826	853
Total	$6,483	$6,707

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

8.        Debt

Debt and the stated interest rates were as follows:

	March 31, 2007		December 31, 2006
	Outstanding Balance	Stated Interest Rate	Outstanding Balance	Stated Interest Rate
	(in millions)		(in millions)
Senior notes due 2010	$800	5.4%	$800	5.4%
Senior notes due 2015	700	5.7	700	5.7
Junior subordinated notes due 2066	500	7.5	500	7.5
Fixed and floating rate notes due 2011: Floating rate senior notes	84	5.9	84	5.9
Fixed rate notes	86	8.6	86	8.6
Fixed rate senior notes	46	7.2	46	7.2
Fixed rate notes	9	13.3	9	13.3
Total	$2,225		$2,225

On November 23, 2005, the Company issued $1.5 billion of unsecured senior notes (“senior notes”) including $800 million of five-year senior notes, which mature November 15, 2010, and $700 million of 10-year senior notes, which mature November 15, 2015, and incurred debt issuance costs of $7 million. Interest payments are due semi-annually on May 15 and November 15.

In June 2005, the Company entered into interest rate swap agreements totaling $1.5 billion, which qualified as cash flow hedges related to planned debt offerings. The Company terminated the swap agreements in November 2005 when the senior notes were issued. The related gain on the swap agreements of $71 million was recorded to accumulated other comprehensive income and is being amortized as a reduction to interest expense over the period in which the hedged cash flows are expected to occur. Considering the impact of the hedge credits, the effective interest rates on the senior notes due 2010 and 2015 are 4.8% and 5.2%, respectively.

On May 26, 2006, the Company issued $500 million of unsecured junior subordinated notes (“junior notes”), which mature June 1, 2066, and incurred debt issuance costs of $6 million. For the initial 10-year period, the junior notes carry a fixed interest rate of 7.5% payable semi-annually in arrears on June 1 and December 1. From June 1, 2016 until the maturity date, interest on the junior notes will accrue at an annual rate equal to the three-month LIBOR plus a margin equal to 290.5 basis points, payable quarterly in arrears.

The fixed and floating rate notes due 2011 are non-recourse debt of a collateralized debt obligation (“CDO”). The debt will be extinguished from the cash flows of the investments held within the portfolio of the CDO, which assets are held for the benefit of the CDO debt holders. The related interest expense on these notes is reflected in net investment income.

On September 30, 2005, the Company obtained an unsecured revolving credit facility for $750 million expiring in September 2010 from various third party financial institutions. Under the terms of the credit agreement, the Company may increase the amount of this facility to $1.0 billion. As of March 31, 2007 and December 31, 2006, no borrowings were outstanding under this facility. Outstanding letters of credit issued against this facility were $6 million and $5 million as of March 31, 2007 and December 31, 2006, respectively. The Company has agreed under this credit agreement not to pledge the shares of its principal subsidiaries and was in compliance with this covenant as of March 31, 2007 and December 31, 2006.

9.        Share-Based Compensation

The Company’s share-based compensation plans consist of the Ameriprise Financial 2005 Incentive Compensation Plan and the Deferred Equity Program for Independent Financial Advisors.

The Ameriprise Financial 2005 Incentive Compensation Plan (“2005 ICP”) as amended and restated effective as of April 25, 2007, allows for the grant of stock and cash incentive awards to employees, directors and independent contractors, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares and similar awards designed to comply with the applicable federal regulations and laws of jurisdiction.

The Deferred Equity Program for Independent Financial Advisors (“P2 Deferral Plan”) adopted as of September 30, 2005, gives certain advisors the option to defer a portion of their commissions in the form of share-based awards, which are subject to forfeiture based on future service requirements. The Company provides a match of the share-based awards.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

9.        Share-Based Compensation (continued)

For the three months ended March 31, 2007 and 2006, the Company recognized expense of $35 million and $24 million, respectively, related to awards under these share-based compensation plans.

As of March 31, 2007, there was $237 million of total unrecognized compensation cost related to non-vested awards under the Company’s share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

10.     Other Expenses

Other expenses consisted of the following:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Professional and consultant fees	$91	$85
Information technology and communications	25	47
Facilities and equipment	42	50
Advertising and promotion	27	28
Legal and regulatory	30	25
Travel and meetings	22	18
Printing and distribution	29	25
Minority interest	11	3
Other	56	47
Other expenses capitalized as DAC	(85)	(78)
Total	$248	$250

11.     Income Taxes

The Company’s effective tax rate was 23.6% for the three months ended March 31, 2007, compared to 24.0% for the three months ended March 31, 2006. The decrease in the effective tax rate primarily reflects higher levels of tax advantaged items relative to pretax income for the three months ended March 31, 2007.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses realized for tax return purposes and capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. The Company has $131 million in capital loss carryforwards that expire December 31, 2009, for which the benefit is reflected in deferred tax assets. Additionally, the Company has $45 million in capital loss carryforwards that expire December 31, 2009, as a result of the 2005 first short period tax return filed with American Express. Based on an analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets was established as of March 31, 2007 and December 31, 2006.

Effective January 1, 2007, the Company adopted the provisions of FIN 48.  As a result, the Company recognized a $4 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  As of the date of adoption, the Company had $113 million of gross unrecognized tax benefits.  If recognized, approximately $57 million, net of federal tax benefits, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  The Company recognized interest and penalties of $3 million for the three months ended March 31, 2007. The Company had $16 million and $19 million for the payment of interest and penalties accrued at January 1, 2007 and March 31, 2007, respectively.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.  However, there are a number of open audits and the range cannot be quantified at this time.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

11.     Income Taxes (continued)

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”), as part of the overall examination of the American Express Company consolidated return, commenced an examination of the Company’s U.S. income tax returns for 1997 through 2002 in the third quarter of 2005. In the first quarter of 2007, the IRS expanded the period of the exam to include 2003 through 2004. The Company or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2005.

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

12.     Earnings per Common Share

The computations of basic and diluted earnings per common share are as follows:

	Three Months Ended March 31,
	2007	2006
	(in millions, except per share amounts)
Numerator:
Net income	$165	$145

Denominator:
Basic: Weighted-average common shares outstanding	240.7	252.3
Effect of potentially dilutive nonqualified stock options and other share-based awards	3.4	1.2
Diluted: Weighted-average common shares outstanding	244.1	253.5

Earnings per Common Share:
Basic	$0.69	$0.57
Diluted	0.68	0.57

Basic weighted average common shares for the three months ended March 31, 2007 and 2006 included 1.4 million and 2.0 million, respectively, of vested, nonforfeitable restricted stock units and 3.2 million and 3.8 million, respectively, of non-vested restricted stock awards that are forfeitable but receive nonforfeitable dividends. Potentially dilutive securities include nonqualified stock options and other share-based awards.

13.     Segment Information

The Company’s two main operating segments, Asset Accumulation and Income (“AA&I”) and Protection, are aligned with the financial solutions the Company offers to address clients’ needs.

The AA&I segment offers products and services, both the Company’s and other companies’, to help retail clients address identified financial objectives related to asset accumulation and income management. Products and services in this segment are related to asset management, brokerage and banking, and include mutual funds, wrap accounts, variable and fixed annuities, brokerage accounts and investment certificates. This operating segment also serves institutional clients by providing investment management services in separately managed accounts, sub-advisory and alternative investments. The Company earns revenues in this segment primarily through fees it receives based on managed assets and annuity separate account assets. These fees are impacted by both market movements and net asset flows. The Company also earns net investment income on owned assets, principally supporting the fixed annuity and certificate businesses and capital supporting the business, and distribution fees on sales of mutual funds and other products. This segment includes the results of Securities America Financial Corporation, which through its operating subsidiary, Securities America, Inc. (“SAI”), operates its own separately branded distribution network.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13.     Segment Information (continued)

The Protection segment offers a variety of protection products, both the Company’s and other companies’, including life, disability income, long term care and auto and home insurance to address the identified protection and risk management needs of retail clients. The Company earns revenues in this operating segment primarily through premiums, fees and charges that the Company receives to assume insurance-related risk, fees the Company receives on assets supporting variable universal life separate account balances and net investment income on owned assets supporting insurance reserves and capital supporting the business.

The Corporate and Other (“Corporate”) segment consists of income derived from financial planning fees, investment income on corporate level assets including unallocated equity and unallocated corporate expenses. This segment also includes non-recurring separation costs.

The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany revenues and expenses, which are eliminated in consolidation. The Company allocates capital to each segment based upon an internal capital allocation method that allows the Company to more efficiently manage its capital. The Company evaluates the performance of each segment based on income before income tax provision. The Company allocates certain non-recurring items, such as separation costs, to the Corporate segment.

The following is a summary of assets by segment:

	March 31, 2007	December 31, 2006
	(in millions)
Asset Accumulation and Income	$83,799	$83,308
Protection	18,241	17,360
Corporate and Other	3,120	3,504
Total assets	$105,160	$104,172

The following is a summary of segment operating results:

	Three Months Ended March 31, 2007
	Asset Accumulation and Income	Protection	Corporate and Other	Eliminations	Consolidated
			(in millions)
Revenue from external customers	$1,492	$492	$79	$—	$2,063
Intersegment revenue	5	8	—	(13)	—
Total revenues	$1,497	$500	$79	$(13)	$2,063
Income (loss) before income tax provision	$232	$101	$(117)	$—	216
Income tax provision					51
Net income					$165

	Three Months Ended March 31, 2006
	Asset Accumulation and Income	Protection	Corporate and Other	Eliminations	Consolidated
	(in millions)
Revenue from external customers	$1,418	$467	$64	$—	$1,949
Intersegment revenue	4	6	—	(10)	—
Total revenues	$1,422	$473	$64	$(10)	$1,949
Income (loss) before income tax provision	$228	$74	$(111)	$—	191
Income tax provision					46
Net income					$145

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

14.     Related Party Transactions

The Company may engage in transactions in the ordinary course of business with significant shareholders or their subsidiaries, between the Company and its directors and officers or with other companies whose directors or officers may also serve as directors or officers for the Company or its subsidiaries. The Company carries out these transactions on customary terms. Other than for the share repurchase from Berkshire Hathaway Inc. and subsidiaries (“Berkshire”) described below, the transactions have not had a material impact on the Company’s consolidated results of operations or financial condition.

Davis Selected Advisors, L.P. or its affiliates (“Davis”) owned approximately 9% of the Company’s common stock at December 31, 2006. In the ordinary course of business, the Company obtains investment advisory or sub-advisory services from Davis. The Company, or the mutual funds or other clients to which the Company provides advisory services, pay fees to Davis for its services. In the ordinary course of business, Davis pays fees to the Company for distribution services of Davis’ products to the Company’s clients.

FMR Corp. or its affiliates (“FMR”) owned approximately 7% of the Company’s common stock at December 31, 2006. In the ordinary course of business, the Company pays fees to FMR for distribution services of RiverSource Funds to FMR’s clients and FMR pays fees to the Company for distribution services of FMR’s investment products to the Company’s clients.

On March 29, 2006, the Company entered into a Stock Purchase and Sale Agreement with Warren E. Buffet and Berkshire to repurchase 6.4 million shares of the Company’s common stock. The repurchase was completed on March 29, 2006 at a price per share equal to the March 29, 2006 closing price of $42.91 and reduced Berkshire’s ownership of the Company’s common stock to approximately 9.8% of common shares then outstanding. Berkshire’s ownership of the Company’s common stock was reduced to 3% at December 31, 2006.

The Company’s executive officers and directors may have transactions with the Company or its subsidiaries involving financial products and insurance services. All obligations arising from these transactions are in the ordinary course of the Company’s business and are on the same terms in effect for comparable transactions with the general public. Such obligations involve normal risks of collection and do not have features or terms that are unfavorable to the Company’s subsidiaries.

15.     Common Share Repurchases

In January 2006, the Company’s Board of Directors authorized the repurchase of up to 2 million shares of the Company’s common stock. In March 2006, the Company’s Board of Directors authorized the expenditure of up to $750 million for the repurchase of shares through March 31, 2008. In March 2007, the Company’s Board of Directors authorized the expenditure of up to an additional $1.0 billion for the repurchase of shares through March 15, 2009. During the three months ended March 31, 2007 and 2006, the Company repurchased a total of 5.9 million shares and 6.4 million shares, respectively, of its common stock for an aggregate cost of $352 million and $275 million, respectively. As of March 31, 2007, the Company had purchased all shares under the January 2006 authorization, had $13 million remaining under the March 2006 authorization and had $1.0 billion remaining under the March 2007 authorization.

The Company may also reacquire shares of its common stock under its 2005 ICP related to restricted stock awards. Restricted shares that are forfeited before the vesting period has lapsed are recorded as treasury shares. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations. These vested restricted shares reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. During the three months ended March 31, 2007 and 2006, the restricted shares forfeited under the 2005 ICP and recorded as treasury shares were nil and 0.1 million, respectively. For both the three months ended March 31, 2007 and 2006, the Company reacquired 0.4 million shares of common stock through the surrender of restricted shares upon vesting and paid in the aggregate $23 million and $15 million, respectively, related to the holders’ income tax obligations on the vesting date.

16.     Contingencies

The Company and its subsidiaries are involved in the normal course of business in legal, regulatory and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of its activities as a diversified financial services firm. These include proceedings specific to the Company as well as proceedings generally applicable to business practices in the industries in which it operates. The Company can also be subject to litigation arising out of its general business activities, such as its investments, contracts, leases and employment relationships.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

16.     Contingencies (continued)

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and has been subject to examination by the SEC, National Association of Securities Dealers (“NASD”), Office of Thrift Supervision and various other regulatory authorities concerning its business activities and practices, including: sales and product or service features of, or disclosures pertaining to, financial plans, its mutual funds, annuities, insurance products and brokerage services; non-cash compensation paid to its financial advisors; supervision of its financial advisors; and sales of, or brokerage or revenue sharing practices relating to, other companies’ real estate investment trust (“REIT”) shares, mutual fund shares or other investment products. Other open matters relate, among other things, to the portability (or network transferability) of the Company’s RiverSource mutual funds and the suitability of product recommendations made to retail financial planning clients. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including the Company. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

These legal and regulatory proceedings are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result. An adverse outcome in one or more of these proceedings could result in adverse judgments, settlements, fines, penalties or other relief that could have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Certain legal and regulatory proceedings involving the Company are described below.

In November 2002, a suit, now captioned Haritos et al. v. American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona. The suit was filed by plaintiffs who purport to represent a class of all persons that have purchased financial plans from the Company’s financial advisors from November 1997 through July 2004. Plaintiffs allege that the sale of the plans violates the Investment Advisers Act of 1940. The suit seeks an unspecified amount of damages, rescission of the investment advisor plans and restitution of monies paid for such plans. On January 3, 2006, the Court granted the parties joint stipulation to stay the action pending the approval of the proposed settlement in the putative class action, “In re American Express Financial Advisors Securities Litigation,” which is described below.

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona. The plaintiffs allege that they are investors in several of the Company’s mutual funds and they purport to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940. The plaintiffs allege that fees allegedly paid to the defendants by the funds for investment advisory and administrative services are excessive. The plaintiffs seek remedies including restitution and rescission of investment advisory and distribution agreements. The plaintiffs voluntarily agreed to transfer this case to the United States District Court for the District of Minnesota. In response to the Company’s motion to dismiss the complaint, the Court dismissed one of plaintiffs’ four claims and granted plaintiffs limited discovery. In April 2007, the Company moved for summary judgment on all claims, and is now awaiting a decision by the Court.

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

In March 2006, a lawsuit captioned Good, et al. v. Ameriprise Financial, Inc. et al. (Case No. 00-cv-01027) was filed in the United States District Court for the District of Minnesota. The lawsuit has been brought as a putative class action and plaintiffs purport to represent all of the Company’s advisors who sold shares of REITs and tax credit limited partnerships between March 2000 and March 2006. Plaintiffs seek unspecified compensatory and restitutionary damages as well as injunctive relief, alleging that the Company incorrectly calculated commissions owed advisors for the sale of these products. The Court denied the Company’s motion to dismiss, and the matter is in the discovery stage.

On December 22, 2006, an NASD panel issued a decision regarding customer claims relating to suitability, disclosures, supervision and certain other sales practices in an arbitration proceeding captioned Thomas and Patricia Cain et al. vs. Securities America, Inc., Robert P. Gormly et al. (brought by three claimant groups). The arbitrators ruled against SAI and its former registered representative and awarded the plaintiffs $9 million. Other clients of this former registered representative have presented claims.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. We believe it is useful to read our MD&A in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2007, as well as our current reports on Form 8-K and other publicly available information.

Overview

We are a leading financial planning and services company with more than 12,000 financial advisors and registered representatives that provides solutions for clients’ asset accumulation, income management and insurance protection needs. We seek to deliver solutions through a comprehensive financial planning approach built on a long-term client relationship with a knowledgeable financial advisor and to help clients achieve their identified financial goals by providing investment, insurance and other financial products that position them to realize a positive return or form of protection while they are accepting an appropriate range and level of risks. We specialize in meeting the retirement-related financial needs of the mass affluent and affluent. We also offer asset management products and services to institutional clients.

We have two main operating segments: Asset Accumulation and Income (“AA&I”) and Protection, as well as a Corporate and Other (“Corporate”) segment. Our two main operating segments are aligned with the financial solutions we offer to address our clients’ needs. The products and services we provide retail clients and, to a lesser extent, institutional clients, are the primary source of our revenues and net income. Revenues and net income are significantly impacted by the relative investment performance and the total value and composition of assets we manage and administer for our retail and institutional clients as well as the distribution fees we receive from other companies. These factors, in turn, are largely determined by overall investment market performance and the depth and breadth of our individual client relationships.

It is our management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets. We measure progress against these goals excluding the impact of our separation from American Express Company (“American Express”), specifically, non-recurring separation costs. Our financial targets, adjusted to exclude these impacts, are:

•                  Annual revenue growth of 6% to 8%,

•                  Annual earnings growth of 10% to 13%, and

•                  Return on equity of 12% to 15%.

Our revenues in the first quarter of 2007 were $2.1 billion, an increase of 6% over the same period last year. The increase in revenues primarily reflected growth in management, financial advice and services fees and distribution fees, primarily driven by continued strong net inflows in wrap accounts and annuity variable accounts, increased sales of direct investments and market appreciation. These positives were partially offset by a decline in net investment income due to decreases in annuity fixed account and certificate balances and lower owned hedge fund investments. These impacts reflect our strategic shift to less capital-intensive, fee-based products. In addition, revenues were negatively impacted by the sale of our defined contribution recordkeeping business in the second quarter of 2006.

Our consolidated net income for the three months ended March 31, 2007 was $165 million, up $20 million, or 14%, from net income of $145 million for the three months ended March 31, 2006. Return on equity for the trailing twelve months ended March 31, 2007 was 8.6% compared to 7.4% for the trailing twelve months ended March 31, 2006. Our adjusted earnings, which exclude after-tax non-recurring separation costs, rose 16% to $220 million for the three months ended March 31, 2007 from $189 million for the three months ended March 31, 2006. Adjusted return on equity for the trailing twelve months ended March 31, 2007 rose to 12.2% from 10.4% for the trailing twelve months ended March 31, 2006.

We continue to establish Ameriprise Financial as a financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by growth in our mass affluent and affluent client groups, financial plans, cash sales and owned, managed and administered assets. Our mass affluent and affluent client groups as of March 31, 2007 increased 8% since March 31, 2006. The percentage of our clients with a financial plan at March 31, 2007 was 45% compared to 44% at March 31, 2006. Our branded advisor count was flat and franchisee advisors increased 2%. Employee advisors declined 3% reflecting our continued focus on improving productivity and distribution economics through higher productivity requirements and more selective hiring of advisors. Advisor productivity increased from the year-ago period as reflected by an 18% growth in total gross dealer concession (“GDC”) compared to the first quarter of 2006, primarily driven by continued strength in variable annuity sales, wrap account net inflows and growth in sales of direct investments. Our franchisee advisor retention rate as of March 31, 2007 improved to 93%, up from 91% as of March 31, 2006.

Our owned, managed and administered assets increased to $473.9 billion at March 31, 2007, a net increase of 6% from March 31, 2006 assets of $445.7 billion. For the first quarter of 2007, we had net inflows in RiverSource annuity variable accounts of $1.4 billion and net inflows in Ameriprise Financial and Securities America, Inc. (“SAI”) wrap accounts of $3.0 billion, which reflects our clients increasingly choosing fee-based products within their portfolios. Our certificate and annuity fixed accounts had total net outflows of $1.3 billion for the three months ended March 31, 2007, reflecting the current interest rate environment and our strategy to focus on less capital-intensive products. RiverSource managed retail funds had net outflows of $0.8 billion in the first quarter of 2007, which included $0.3 billion of 401(k) assets, compared to $2.1 billion in the same period of 2006. This improvement in net outflows was driven by increased sales and lower redemption rates in our branded advisor channel. Administered assets were lower at March 31, 2007 compared to March 31, 2006, primarily as a result of the sale of our defined contribution recordkeeping business in the second quarter of 2006, which had administered assets of $16.7 billion at the time of sale and at March 31, 2006.

Significant Factors Affecting our Results of Operations and Financial Condition

Share Repurchase

In March 2007, our Board of Directors authorized the expenditure of up to $1 billion for the repurchase of shares of our common stock through March 15, 2009. This authorization was in addition to a Board authorization in March 2006 for the expenditure of up to $750 million for the repurchase of shares through the end of March 2008 and a Board authorization in January 2006 to repurchase up to 2 million shares by the end of 2006. Through March 31, 2007, we have purchased 16.6 million shares under these programs for an aggregate cost of $823 million. As of March 31, 2007, we had purchased all shares under the January 2006 authorization and had $13 million and $1.0 billion remaining under the March 2006 and March 2007 authorizations, respectively.

Sale of our Defined Contribution Recordkeeping Business

We completed the sale of our defined contribution recordkeeping business during the second quarter of 2006. The administered assets transferred in connection with this sale were approximately $16.7 billion. Although our defined contribution recordkeeping business generated approximately $60 million in annual revenue, we will experience expense savings related to this sale and do not anticipate a material impact on pretax income. We continue to manage approximately $11.4 billion of defined contribution assets, consisting of $10.0 billion of primarily index and stable value collective accounts and $1.4 billion of mutual funds, under investment management only contracts.

Launch of Ameriprise Bank, FSB and Acquisition of Bank Deposits and Loans

In September 2006, we obtained our federal savings bank charter and launched Ameriprise Bank, FSB (“Ameriprise Bank”), a wholly owned subsidiary. In the second half of 2006, Ameriprise Bank acquired $493 million of customer loans and assumed $963 million of customer deposits from American Express Bank, FSB, a subsidiary of American Express, and received cash of $470 million in connection with these transactions. Ameriprise Bank offers a suite of borrowing, cash management and personal trust products and services, primarily through our branded advisors. We are currently building out our banking platform, and do not expect it to be a significant contributor to earnings in the near term.

New Financing Arrangements

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

Separation Costs

Since the Separation announcement through March 31, 2007, we have incurred $739 million of non-recurring separation costs and expect to incur a total of approximately $875 million. These costs are primarily associated with establishing the Ameriprise Financial brand, separating and reestablishing our technology platforms and advisor and employee retention programs. We expect the majority of technology related costs to be incurred by June 30, 2007.

Services and Operations Provided by American Express

American Express has historically provided us a variety of corporate and other support services, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal, procurement and other services. Following the Distribution, American Express has continued to provide us with many of these services pursuant to transition services agreements for periods of up to two years or more, if extended by mutual agreement between us and American Express. We have terminated or will terminate particular service agreements after we have completed the procurement of the designated service through arrangements with third parties or through our own employees.

Equity Markets and Interest Rates

Equity market and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the “spread” income generated on our annuities, banking and deposit products and universal life (“UL”) insurance products, the value of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) assets associated with variable annuity and variable UL products, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits.

For additional information regarding our sensitivity to equity risk and interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk.”

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 2 to our Consolidated Financial Statements.

Non-GAAP Financial Information

We follow accounting principles generally accepted in the United States (“GAAP”). This report includes information on both a GAAP and non-GAAP basis. The non-GAAP presentation in this report excludes non-recurring separation costs from all periods, and discontinued operations and AMEX Assurance for periods prior to 2006. Our non-GAAP financial measures, which we view as important indicators of financial performance, include:

•             expenses excluding non-recurring separation costs;

•             adjusted earnings or net income excluding non-recurring separation costs; and

•             adjusted return on equity, using as the numerator adjusted earnings for the last 12 months (income before discontinued operations and excluding non-recurring separation costs and AMEX Assurance) and as the denominator a five-point average of equity excluding both the assets and liabilities of discontinued operations and equity allocated to expected non-recurring separation costs as of the last day of the preceding four quarters and the current quarter.

Management believes that the presentation of these non-GAAP financial measures excluding the impacts of non-recurring separation costs best reflects the underlying performance of our ongoing operations and facilitates a more meaningful trend analysis. These non-GAAP measures are also used for goal setting, certain compensation related to our annual incentive award program and evaluating our performance on a basis comparable to that used by securities analysts.

A reconciliation of non-GAAP measures is as follows:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Consolidated Income Data
Net income	$165	$145
Add: Separation costs, after-tax	55	44
Adjusted earnings	$220	$189

Separation costs	$85	$67
Less: Tax benefit attributable to separation costs	30	23
Separation costs, after-tax	$55	$44

	Twelve Months Ended March 31,
	2007	2006
	(in millions, except percentages)
Return on Equity
Return on equity excluding discontinued operations	8.6%	7.4%

Income before discontinued operations	$651	$528
Add: Separation costs, after-tax	246	221
Less: AMEX Assurance net income	—	29
Adjusted earnings	$897	$720

Equity excluding discontinued operations	$7,597	$7,156
Less: Equity allocated to expected separation costs	215	235
Adjusted equity	$7,382	$6,921

Adjusted return on equity	12.2%	10.4%

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

Fluctuations in our owned, managed and administered assets impact our revenues. Our owned, managed and administered assets are impacted by net flows of client assets and market movements. Owned assets are also affected by changes in our capital structure. During the first quarter of 2007, we had net inflows in our financial advisor-managed assets of $2.5 billion in Ameriprise Financial wrap accounts, $0.5 billion in SAI wrap accounts and $0.7 billion in RiverSource institutional funds, and had $1.4 billion in net inflows in our owned RiverSource annuity variable accounts. Net outflows in our owned certificate and fixed annuity assets were $1.3 billion during the first quarter of 2007, reflecting a continued trend of net outflows in these assets. In addition to these product flows, we had net outflows during the first quarter of 2007 in RiverSource retail funds of $0.8 billion, an improvement from net outflows of $2.1 billion during the first quarter of 2006.

The following table presents information regarding our owned assets, which are included in our Consolidated Balance Sheets, and our managed and administered assets, which are not recorded on our Consolidated Balance Sheets:

	March 31,
	2007	2006	% Change
	(in billions, except percentages)
Owned Assets:
Separate accounts(1)	$56.3	$45.2	25%
Investments	34.4	38.1	(10)
Other(2)	7.5	5.8	29
Total owned assets	98.2	89.1	10
Managed Assets:
Managed Assets—Retail
RiverSource Mutual Funds	59.3	58.8	1
Threadneedle(3) Mutual Funds	16.8	15.3	10
Ameriprise Financial Wrap Account Assets	69.9	54.9	27
SAI Wrap Account Assets	11.9	9.1	31
Total managed assets—retail	157.9	138.1	14
Managed Assets—Institutional
RiverSource	28.7	27.5	4
Threadneedle(3)	115.5	104.1	11
Total managed assets—institutional	144.2	131.6	10
Managed Assets—Retirement Services
RiverSource Collective Funds	10.0	11.0	(9)
Managed Assets—Eliminations(4)	(6.8)	(4.5)	(51)
Total managed assets	305.3	276.2	11
Administered Assets(5)	70.4	80.4	(12)
Total Owned, Managed and Administered Assets	$473.9	$445.7	6

(1)           Includes $22.8 billion and $19.4 billion, respectively, of RiverSource managed retail funds supporting separate account assets, which are not included in RiverSource managed assets in this table.

(2)           Includes cash and cash equivalents, restricted and segregated cash, receivables and other assets.

(3)           Threadneedle Asset Management Holdings Limited (“Threadneedle”) is a subsidiary of our company.

(4)           Includes eliminations for RiverSource mutual fund assets included in Ameriprise Financial wrap account assets.

(5)           Administered assets at March 31, 2006 included $16.7 billion related to our defined contribution recordkeeping business, which we sold in the second quarter of 2006.

Consolidated Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table presents our consolidated results of operations for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006	Change
		(in millions, except percentages)
Revenues
Management, financial advice and service fees	$791	$710	$81	11%
Distribution fees	344	301	43	14
Net investment income	518	574	(56)	(10)
Premiums	236	220	16	7
Other revenues	174	144	30	21
Total revenues	2,063	1,949	114	6
Expenses
Compensation and benefits:
Field	486	423	63	15
Non-field	356	316	40	13
Total compensation and benefits	842	739	103	14
Interest credited to account values	287	324	(37)	(11)
Benefits, claims, losses and settlement expenses	219	227	(8)	(4)
Amortization of deferred acquisition costs	134	128	6	5
Interest and debt expense	32	23	9	39
Separation costs	85	67	18	27
Other expenses	248	250	(2)	(1)
Total expenses	1,847	1,758	89	5
Income before income tax provision	216	191	25	13
Income tax provision	51	46	5	11
Net income	$165	$145	$20	14

Overall

Consolidated net income for the three months ended March 31, 2007 was $165 million, up $20 million, or 14%, from $145 million for the three months ended March 31, 2006. This income growth was positively impacted by strong net inflows in wrap accounts and variable annuities, as well as market appreciation. The strong net inflows in wrap accounts and variable accounts reflects our strategic shift to less capital-intensive, fee-based products. These positives were partially offset by lower spread income due to declining annuity fixed account and certificate balances.

Income in both 2007 and 2006 was impacted by non-recurring separation costs of $85 million and $67 million, respectively ($55 million and $44 million, respectively, after-tax).

Revenues

Management, financial advice and service fees increased $81 million, or 11%, to $791 million for the first quarter of 2007, primarily driven by the growth in our fee-based businesses of our AA&I segment. Our AA&I segment had increases in fees related to brokerage and variable annuities of $31 million and $39 million, respectively. Wrap account assets increased 28% and annuity variable account assets increased 27%. These increases were partially offset by a decline in fees relative to the first quarter of 2006 of $16 million due to the sale of our defined contribution recordkeeping business in the second quarter of 2006.

Distribution fees for the three months ended March 31, 2007 were $344 million, up $43 million, or 14%, from the year-ago period. Strong broker-dealer activity and increased advisor productivity continued to drive up distribution fees, with total cash sales up 13%  from the year-ago period. Distribution fees in our brokerage business in the first quarter of 2007 increased $52 million over the same period in 2006, reflecting strong net inflows in Ameriprise Financial and SAI wrap accounts and strong growth in sales of direct investments as well as market appreciation.

Net investment income for the three months ended March 31, 2007 decreased $56 million, or 10%, from the three months ended March 31, 2006, primarily driven by lower average account balances in fixed annuities, the fixed portion of variable annuities and certificates and lower owned hedge fund investments, partially offset by an increase in net investment income attributable to Ameriprise Bank. Annuity fixed account and certificate balances are declining as clients choose other products in the current interest rate environment and as we focus on fee-based products. Included in net investment income were net realized investment gains of $9 million in the first quarter of 2007 compared to $4 million in the same period of 2006. Net gains on trading securities and equity method investments in owned hedge funds were $26 million lower in the first quarter of 2007 compared to the first quarter of 2006, primarily due to the planned liquidation of externally managed hedge funds. Net investment income related to derivatives used to hedge certain expense line items decreased $4 million, which included a $12 million decrease on derivatives used to hedge interest credited expenses for stock market certificates and equity indexed annuities, partially offset by an $8 million increase in options used to hedge benefits, claims, losses and settlement expenses for Guaranteed Minimum Withdrawal Benefits (“GMWB”) riders.

Premiums increased $16 million, or 7%, to $236 million for the first quarter of 2007 compared to the same period in 2006. This increase was primarily driven by premium increases of $14 million in auto and home insurance resulting from increased policy counts.

Other revenues increased $30 million, or 21%, to $174 million for the three months ended March 31, 2007, compared to the same period in 2006. This increase was driven by increases in variable annuity rider charges and cost of insurance charges for variable universal life (“VUL”) products and higher revenues for certain limited partnerships that are consolidated.

Expenses

Total expenses for the three months ended March 31, 2007 increased $89 million, or 5%, from the three months ended March 31, 2006, primarily due to increases in total compensation and benefits as a result of strong advisor productivity growth and the impact of company-wide annual merit increases for non-field employees, partially offset by a decrease in interest credited to account values from declining spread product balances.

The increase in compensation and benefits-field primarily reflects higher commissions paid driven by overall business growth as reflected by the 18% growth in total GDC and higher advisor assets under management.

Compensation and benefits–non-field increased $40 million, or 13%, from the year-ago period. This increase reflected a $20 million increase related to compensation and benefits for technology services that were included in other expenses in the first quarter of 2006, a $16 million increase primarily related to Threadneedle’s equity participation plan arising from recognizing the full year fair value adjustment in the first quarter of 2007, and the impact of company-wide annual merit increases. These increases were partially offset by lower severance costs and the elimination of expenses related to our defined contribution recordkeeping business, which was sold in the second quarter of 2006.

The decrease in interest credited to account values reflects a decrease related to annuities of $31 million and a decrease related to certificates and other products of $6 million. The decrease related to annuities was primarily attributable to the continued decline in fixed annuity account balances. The decrease in interest credited to certificates is primarily attributable to declining balances, partially offset by higher crediting rates.

Benefits, claims, losses and settlement expenses decreased $8 million, or 4%, primarily due to decreases in RiverSource variable annuity benefit reserves and continuing favorable loss development in property casualty lines, partially offset by a net increase of $12 million in disability income insurance reserves.

The $6 million increase in amortization of deferred acquisition costs (“DAC”) includes an increase in amortization of DAC associated with variable annuities, partially offset by lower amounts of DAC amortization associated with mutual funds and protection products.

The increase in interest and debt expense for the first quarter of 2007 compared to the same period in 2006 was due to the issuance of $500 million of junior notes in May 2006. Interest expense for the first quarter of 2007 on the junior notes was $9 million.

Separation costs incurred in the first quarter of 2007 were primarily associated with separating and reestablishing our technology platforms. In the first quarter of 2006, these costs were primarily associated with separating and reestablishing our technology platforms and establishing the Ameriprise Financial brand.

Other expenses were $248 million for the three months ended March 31, 2007, compared to $250 million for the three months ended March 31, 2006. Other expenses declined primarily as a result of a $22 million decrease in information technology and communications expense primarily due to a shift of technology services to employee-related costs, which is reflected by the $20 million increase in compensation and benefits-non-field, and a $12 million decrease reflecting the sale of our defined contribution recordkeeping business. These decreases were partially offset by increases attributable to certain limited partnerships that are consolidated and higher expenses related to the establishment of Ameriprise Bank, FSB, as well as higher expenses related to investments in compliance and other legal and regulatory costs.

Income Taxes

Our effective tax rate was 23.6% for the three months ended March 31, 2007, compared to 24.0% for the three months ended March 31, 2006. The decrease in the effective tax rate primarily reflects higher levels of tax advantaged items relative to pretax income for the three months ended March 31, 2007.

Results of Operations by Segment

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following tables present summary financial information by segment and reconciliation to consolidated totals derived from Note 13 to our Consolidated Financial Statements for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	Percent Share of Total	2006	Percent Share of Total
		(in millions, except percentages)
Total revenues
Asset Accumulation and Income	$1,497	73%	$1,422	73%
Protection	500	24	473	24
Corporate and Other	79	4	64	3
Eliminations	(13)	(1)	(10)	—
Consolidated total revenues	$2,063	100%	$1,949	100%

Total expenses
Asset Accumulation and Income	$1,265	68%	$1,194	68%
Protection	399	22	399	23
Corporate and Other	196	11	175	10
Eliminations	(13)	(1)	(10)	(1)
Consolidated total expenses	$1,847	100%	$1,758	100%
Pretax segment income (loss)
Asset Accumulation and Income	$232	107%	$228	119%
Protection	101	47	74	39
Corporate and Other	(117)	(54)	(111)	(58)
Consolidated income before income tax provision	$216	100%	$191	100%

Asset Accumulation and Income

The following table presents the results of operations of our AA&I segment for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006	Change
		(in millions, except percentages)
Revenues
Management, financial advice and service fees	$718	$646	$72	11%
Distribution fees	317	273	44	16
Net investment income	415	475	(60)	(13)
Other revenues	47	28	19	68
Total revenues	1,497	1,422	75	5
Expenses
Compensation and benefits-field	419	366	53	14
Interest credited to account values	253	288	(35)	(12)
Benefits, claims, losses and settlement expenses	(8)	4	(12)	#
Amortization of deferred acquisition costs	99	87	12	14
Interest and debt expense	3	3	—	—
Other expenses	499	446	53	12
Total expenses	1,265	1,194	71	6
Pretax segment income	$232	$228	$4	2

#              Variance of 100% or greater.

Overall

Our AA&I segment results for the three months ended March 31, 2007 were led by the growth in our fee-based businesses, primarily driven by strong wrap and annuity variable account inflows and market appreciation, and continued advisor productivity gains. These improvements to profitability were offset by the impact of lower account balances and spread compression in the fixed annuity and certificate products.

Revenues

Management, financial advice and service fees increased primarily as a result of growth in our wrap assets and variable account assets. Our brokerage business had an increase in management, financial advice and service fees of $31 million, or 14%, driven by net increases in wrap account assets of 28% to $81.8 billion at March 31, 2007. Management, financial advice and service fees related to variable annuities increased $39 million, or 28%, and were driven by higher levels of annuity variable account values, which increased 27% to $45.8 billion at March 31, 2007. These increases were partially offset by $16 million in lower fees due to the sale of our defined contribution recordkeeping business in the second quarter of 2006. This decline in fees related to the defined contribution recordkeeping business was offset by expense savings subsequent to the sale.

The growth in distribution fees was driven by our brokerage business, which had an increase in distribution fees of $52 million, or 24%, compared to the year-ago period. This growth reflects strong net inflows in Ameriprise Financial and SAI wrap accounts and strong growth in sales of direct investments as well as market appreciation.

Net investment income declined $60 million compared to the first quarter of 2006. The decline was primarily attributable to declining average account balances in fixed annuities, the fixed portion of variable annuities and certificate products, as well as decreased revenues from owned hedge fund investments primarily due to the planned liquidation of externally managed hedge funds. Net realized investment gains were $8 million in the first quarter of 2007 compared to $1 million in the first quarter of 2006.

Other revenues increased $19 million, or 68%, primarily due to increases in revenues generated by certain consolidated limited partnerships and certain variable annuity guaranteed benefit rider charges. Revenues related to certain limited partnerships increased $9 million compared to the first quarter of 2006. The expenses related to the consolidated limited partnerships are primarily reflected within other expenses. Variable annuity guaranteed benefit rider charges increased $7 million from the first quarter of 2006.

Expenses

The increase in compensation and benefits-field reflects higher commissions paid driven by strong sales activity and higher GDC.

The decline in interest credited to account values primarily reflects a decrease related to annuities of $31 million, as well as a decrease related to certificates. The decrease related to annuities was primarily attributable to lower average account balances in fixed annuities and the fixed portion of variable annuities. Interest credited for certificates decreased as a result of lower average certificate balances, partially offset by higher crediting rates. The related benefit from economically hedging stock market certificates and equity indexed annuities is reflected in net investment income.

The $12 million decrease in benefits, claims, losses and settlement expenses in the first quarter of 2007 was primarily attributable to net reductions in liabilities for guaranteed death and living benefits associated with our variable annuity business.

DAC amortization increased $12 million, or 14%, to $99 million for the three months ended March 31, 2007. This reflects increased amortization of DAC associated with variable annuities, partially offset by reduced amortization of DAC associated with mutual fund products.  DAC amortization was higher in 2007 than in 2006 primarily due to growth in variable annuity business volumes, relatively less favorable equity market performance and the recurring impact of the adoption of SOP 05-1.

Other expenses increased $53 million, or 12%, to $499 million for the first quarter of 2007, primarily due to a $16 million increase in expenses related to Threadneedle’s equity participation plan arising from recognizing the full year fair value adjustment in the first quarter of 2007, a $9 million increase in expenses related to certain limited partnerships that are consolidated, higher expenses attributable to the establishment of Ameriprise Bank, FSB, and higher expenses related to investments in compliance and other legal and regulatory expenses. These increases were partially offset by lower severance costs and the elimination of expenses related to our defined contribution recordkeeping business, which was sold in the second quarter of 2006.

Protection

The following table presents the results of operations of our Protection segment for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006	Change
		(in millions, except percentages)
Revenues
Management, financial advice and service fees	$22	$19	$3	16%
Distribution fees	28	28	—	—
Net investment income	89	89	—	—
Premiums	245	226	19	8
Other revenues	116	111	5	5
Total revenues	500	473	27	6
Expenses
Compensation and benefits-field	25	23	2	9
Interest credited to account values	34	36	(2)	(6)
Benefits, claims, losses and settlement expenses	227	223	4	2
Amortization of deferred acquisition costs	35	41	(6)	(15)
Other expenses	78	76	2	3
Total expenses	399	399	—	—
Pretax segment income	$101	$74	$27	36

Overall

Our Protection segment results for the three months ended March 31, 2007 were driven by growth in premiums generated by our auto and home insurance products, as well as increased revenues from our VUL/UL business, combined with flat overall expenses.

Revenues

The increase in management, financial advice and service fees was primarily driven by fees generated from higher levels of VUL variable account values in the first quarter of 2007. Total life insurance in-force increased 8% to $177 billion at March 31, 2007.

Premiums increased $19 million, or 8%, to $245 million for the three months ended March 31, 2007, primarily due to higher volumes in our auto and home insurance products. The 11% growth in auto and home premiums was driven by higher average policy counts during the first quarter of 2007, which increased 8% over average policy counts during the first quarter of 2006.

The increase in other revenues in the first quarter of 2007 was related to a $5 million increase in cost of insurance charges on VUL/UL products.

Expenses

Benefits, claims, losses and settlement expenses increased $4 million, or 2%, to $227 million for the three months ended March 31, 2007. Overall favorable benefits expenses were offset by an unfavorable $12 million adjustment in reserves for disability income insurance claims. This $12 million unfavorable adjustment was the net of a $24 million increase in reserves from revising certain valuation calculations and a $12 million benefit reflecting recent claims experience.

DAC amortization decreased by $6 million, or 15%, to $35 million for the three months ended March 31, 2007. DAC amortization for the three months ended March 31, 2006 included an unfavorable adjustment of the unearned commission balance.

Corporate and Other

The following table presents the results of operations of our Corporate segment for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006	Change
		(in millions, except percentages)
Revenues
Management, financial advice and service fees	$54	$48	$6	13%
Net investment income	16	11	5	45
Other revenues	9	5	4	80
Total revenues	79	64	15	23
Expenses
Compensation and benefits-field	48	40	8	20
Interest and debt expense	31	21	10	48
Separation costs	85	67	18	27
Other expenses	32	47	(15)	(32)
Total expenses	196	175	21	12
Pretax segment loss	$(117)	$(111)	$(6)	(5)

Overall

Our Corporate pretax segment loss was $117 million for the three months ended March 31, 2007, compared to $111 million for the three months ended March 31, 2006. The higher pretax segment loss in the first quarter of 2007 was primarily due to the $18 million increase in separation costs, as well as higher interest and debt expense, partially offset by a decrease in other expenses due to a decline in severance costs.

Revenues

Management, financial advice and service fees increased $6 million, or 13%, to $54 million for the three months ended March 31, 2007, primarily due to higher financial planning fees.

Net investment income increased $5 million, or 45%, to $16 million for the three months ended March 31, 2007, primarily due to lower amortization of affordable housing partnerships compared to the first quarter of 2006.

Expenses

The increase in compensation and benefits-field in the first quarter of 2007 relates to higher financial planning volume.

The increase in interest and debt expense in the first quarter of 2007 primarily reflects the interest on the junior notes issued in May 2006. Interest expense on the junior notes was $9 million for the three months ended March 31, 2007.

Separation costs incurred in the first quarter of 2007 were primarily associated with separating and reestablishing our technology platforms. In the first quarter of 2006, these costs were primarily associated with separating and reestablishing our technology platforms and establishing the Ameriprise Financial brand.

The decrease in other expenses from the year-ago period primarily reflects $11 million in severance charges recorded in the first quarter of 2006 compared to $3 million in the first quarter of 2007.

Liquidity and Capital Resources

We maintained substantial liquidity during the first quarter of 2007. At March 31, 2007, we had $2.4 billion in cash and cash equivalents, an increase from $1.7 billion at March 31, 2006, primarily due to our issuance of $500 million of junior subordinated notes in May 2006. We have additional liquidity available through an unsecured revolving credit facility for $750 million that expires in September 2010. Under the terms of the underlying credit agreement, we can increase this facility to $1.0 billion. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this credit facility and had $6 million of outstanding letters of credit at March 31, 2007. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

Ameriprise Financial, Inc. is primarily a parent holding company for the operations carried out by our wholly owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life Insurance Company (“RiverSource Life,” formerly IDS Life Insurance Company), our face-amount certificate subsidiary, Ameriprise Certificate Company, our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, Inc., our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc., our auto and home insurance subsidiary, IDS Property Casualty Insurance Company, doing business as Ameriprise Auto & Home Insurance, Threadneedle, RiverSource Service Corporation and our investment advisory company, RiverSource Investments LLC. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.

Certain of our wholly owned subsidiaries are subject to regulatory capital requirements. Actual capital and regulatory capital requirements for such subsidiaries were as follows:

	Actual Capital as of
(in millions)	March 31, 2007	December 31, 2006	Regulatory Capital Requirement
RiverSource Life Insurance Company(1)(2)	$3,381	$3,511	$590
RiverSource Life Insurance Co. of New York(1)(2)	355	348	38
IDS Property Casualty Insurance Company(1)(3)(4)	542	523	113
AMEX Assurance Company(1)(2)(4)	120	118	6
Ameriprise Insurance Company(1)(3)	48	47	2
Ameriprise Certificate Company(5)	265	279	246
Threadneedle(6)	222	222	133
Ameriprise Bank, FSB(7)	172	169	172
Ameriprise Financial Services, Inc.(3)(5)	146	85	#
Ameriprise Captive Insurance Company(1)(3)	11	—	11
Ameriprise Trust Company(3)	51	49	41
Ameriprise Enterprise Investment Services Inc.(3)(5)	65	38	5
Securities America, Inc.(3)(5)	8	2	#
RiverSource Distributors, Inc.(3)(5)	6	#	1

#              Amounts are less than $1 million.

(1)           Actual capital is determined on a statutory basis.

(2)           Regulatory capital requirement is based on the most recent statutory risk-based capital filing, as of December 31, 2006.

(3)           Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of March 31, 2007.

(4)           IDS Property Casualty Insurance Company uses certain insurance licenses held by AMEX Assurance Company (“AMEX Assurance”). The AMEX Assurance travel insurance and card related business was ceded to American Express effective July 1, 2005, and was deconsolidated on a GAAP basis effective September 30, 2005. Effective September 30, 2005, we entered into an agreement to sell the AMEX Assurance legal entity to American Express on or before September 30, 2007.

(5)           Actual capital is determined on an adjusted GAAP basis.

(6)           Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. Both actual capital and regulatory capital requirements are as of June 30, 2006, based on the most recent required U.K. filing.

(7)           Ameriprise Bank, FSB holds capital in compliance with the Federal Deposit Insurance Corporation policy regarding de novo depository institutions.

In addition to the particular regulations restricting dividend payments and establishing subsidiary capitalization requirements, we take into account the overall health of the business, capital levels and risk management considerations in determining a dividend strategy for payments to our company from our subsidiaries and in deciding to use cash to make capital contributions to our subsidiaries. During the first quarter of 2007, Ameriprise Financial, Inc. received dividends from and made contributions to subsidiaries of $201 million and $38 million, respectively. Of the dividends received, $150 million came from an ordinary dividend from RiverSource Life.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2007 was $70 million compared to $107 million provided by operating activities for the three months ended March 31, 2006, a change of $177 million. This change was primarily related to an increase in incentive compensation payments in the first quarter of 2007 compared to the first quarter of 2006 and a $100 million payment in the first quarter of 2007 related to the settlement of the consolidated securities class action lawsuit.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and insurance products reflected in financing activities.

Net cash provided by investing activities for the three months ended March 31, 2007 was $1.2 billion compared to $488 million for the three months ended March 31, 2006. Purchases of Available-for-Sale securities decreased $638 million to $345 million for the three months ended March 31, 2007, compared to $983 million for the three months ended March 31, 2006. Proceeds from sales of Available-for-Sale securities for the three months ended March 31, 2007 increased $251 million to $840 million from $589 million for the three months ended March 31, 2006.

Investments are principally funded by sales of insurance, annuities and investment certificates and by reinvested income. Our total investments at March 31, 2007 and December 31, 2006 included investments held by our insurance subsidiaries of $28.5 billion and $29.6 billion, respectively.

Our Available-for-Sale investments primarily include corporate debt securities and mortgage and other asset-backed securities, which had fair values of $16.1 billion and $12.0 billion, respectively, at March 31, 2007 compared to $16.8 billion and $12.3 billion, respectively, at December 31, 2006. Our Available-for-Sale corporate debt securities comprise a diverse portfolio, with the largest concentrations of the portfolio in the following industries: 34% in banking and finance, 21% in utilities and 13% in media. Investments also included $3.0 billion and $3.1 billion of commercial mortgage loans on real estate as of March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 and December 31, 2006, 70% and 69%, respectively, of our Available-for-Sale investment portfolio was rated A or better, while 6% and 7%, respectively, of our Available-for-Sale investment portfolio was below investment grade.

Financing Activities

Net cash used in financing activities was $1.4 billion for the three months ended March 31, 2007 and 2006.

Cash used for surrenders and other benefits on policyholder and contractholder account values, most of which related to fixed annuities, increased $106 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Cash flows related to receipts from investment certificates and banking time deposits declined $231 million for the three months ended March 31, 2007, compared to the same period in 2006, while cash used for investment certificate and banking time deposit maturities, withdrawals and cash surrenders decreased $541 million.

We used cash of $352 million for the three months ended March 31, 2007 for the purchase of 5.9 million treasury shares under our share repurchase programs. We used our existing working capital to fund these share repurchases, and we currently intend to fund additional share repurchases through existing working capital, future earnings, debt capacity and other customary financing methods. Pursuant to the Ameriprise Financial 2005 Incentive Compensation Plan, we reacquired 0.4 million shares of our common stock in the first quarter of 2007 through the surrender of restricted shares upon vesting and paid in the aggregate $23 million related to the holders’ income tax obligations on the vesting date. We have $1.0 billion remaining under share repurchase programs authorized by our Board of Directors. These share repurchase programs do not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice.

Contractual Commitments

There have been no material changes in our contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2007, we closed on one structured investment that we manage, which has approximately $490 million issued. As a condition to managing this structure, we were required to invest approximately $3 million in the residual or “equity” tranche of the facility, which is the most subordinated tranche of securities issued by the structured investment entity. As an investor in the residual tranche, our return correlates to the performance of the portfolio of high-yield investments comprising the structured investment. Our exposure as an investor is limited solely to our aggregate investment in these facilities, and we have no obligation, contingent or otherwise, that could require any further funding of the investment. The structured investment is considered a variable interest entity but is not consolidated as we are not considered the primary beneficiary.

Forward-Looking Statements

This report contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those described in these forward-looking statements. We have made various forward-looking statements in this report. Examples of such forward-looking statements include:

•                  statements of our plans, intentions, expectations, objectives or goals, including those relating to asset flows, mass affluent and affluent client acquisition strategy, the establishment of our new brands and competitive environment;

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

•                  changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions;

•                  investment management performance and consumer acceptance of our products;

•                  effects of competition in the financial services industry and changes in product distribution mix and distribution channels;

•                  our capital structure as a stand-alone company, including ratings and indebtedness, and limitations on subsidiaries to pay dividends;

•                  risks of default by issuers of investments we own or by counterparties to derivative or reinsurance arrangements;

•                  experience deviations from assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products;

•                  the impact of the separation from American Express;

•                  the impacts of our efforts to improve distribution economics and to grow third-party distribution of our products, and the ability to establish our new brands; and

•                  general economic and political factors, including consumer confidence in the economy.

Readers are cautioned that the foregoing list of factors is not exhaustive. There may also be other risks that we are unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included as Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 27, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2007. For additional information, refer to “Management’s Discussion and Analysis — Quantitative and Qualitative Disclosures about Market Risks” of the Ameriprise Financial, Inc. 2006 Annual Report to Shareholders filed as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 27, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2007.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in Note 16 to Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 27, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of 2007.

(a)	(b)			(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)
January 1 to January 31, 2007
Share repurchase program(1)	1,125,050	$57.04	(3)	1,125,050	$301,354,179
Employee transactions(4)	394,575	$58.13		N/A	N/A

February 1 to February 28, 2007
Share repurchase program(1)	3,773,700	$61.09	(3)	3,773,700	$70,831,444
Employee transactions(4)	1,588	$59.39		N/A	N/A

March 1 to March 31, 2007
Share repurchase program(1)	998,800	$57.82	(3)	998,800	$13,080,340
Share repurchase program(2)	—	$—		—	$1,000,000,000
Employee transactions(4)	303	$57.06		N/A	N/A

(1)                                  On March 29, 2006, we announced that our Board of Directors authorized us to repurchase up to $750 million worth of our common stock through March 31, 2008. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through block trades or other means.

(2)                                  On March 15, 2007, we announced that our Board of Directors authorized us to repurchase up to $1.0 billion worth of our common stock through March 15, 2009. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through block trades or other means.

(3)                                  Includes commissions and other transaction costs of approximately $0.02 per share.

(4)                                  Restricted shares withheld pursuant to the terms of awards under the Ameriprise Financial 2005 Incentive Compensation Plan (“2005 ICP”) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The 2005 ICP provides that the value of the shares withheld shall be the average of the high and low prices of common stock of Ameriprise Financial, Inc. on the date the relevant transaction occurs.

ITEM 6.  EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: May 8, 2007	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date: May 8, 2007	By	/s/ David K. Stewart
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

3.2	Amended and Restated Bylaws of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 27, 2007).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Form 10 Registration Statement, File No. 1-32525, filed on August 19, 2005).

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