Form 10-Q
period 2007-06-30
AMERIPRISE FINANCIAL INC
filed 2007-08-06
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Yes☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒        Accelerated Filer ☐        Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐    No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2007
Common Stock (par value $.01 per share)	235,284,642 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Management, financial advice and service fees	$863	$721	$1,654	$1,431
Distribution fees	415	325	759	626
Net investment income	485	522	1,003	1,096
Premiums	243	229	479	449
Other revenues	176	256	350	400
Total revenues	2,182	2,053	4,245	4,002

Expenses
Compensation and benefits	905	766	1,747	1,505
Interest credited to account values	303	307	590	631
Benefits, claims, losses and settlement expenses	230	225	449	452
Amortization of deferred acquisition costs	125	153	259	281
Interest and debt expense	32	28	64	51
Separation costs	63	84	148	151
Other expenses	279	304	527	554
Total expenses	1,937	1,867	3,784	3,625
Income before income tax provision	245	186	461	377
Income tax provision	49	45	100	91
Net income	$196	$141	$361	$286

Earnings per Common Share:
Basic	$0.83	$0.57	$1.51	$1.15
Diluted	0.81	0.57	1.49	1.14

Weighted average common shares outstanding:
Basic	237.4	246.3	239.0	249.3
Diluted	241.0	248.0	242.6	250.8

Cash dividends declared per common share	$0.15	$0.11	$0.30	$0.22

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash and cash equivalents	$3,303	$2,717
Investments	31,704	35,553
Separate account assets	60,470	53,848
Receivables	3,207	2,960
Deferred acquisition costs	4,462	4,499
Restricted and segregated cash	1,277	1,236
Other assets	3,709	3,359
Total assets	$108,132	$104,172

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$28,318	$30,033
Separate account liabilities	60,470	53,848
Customer deposits	6,055	6,707
Debt	2,197	2,225
Accounts payable and accrued expenses	1,850	1,788
Other liabilities	1,642	1,646
Total liabilities	100,532	96,247

Shareholders’ Equity:
Common shares ($.01 par value; shares authorized,1,250,000,000; shares issued, 255,563,468 and 252,909,389, respectively)	3	3
Additional paid-in capital	4,533	4,353
Retained earnings	4,428	4,268
Treasury shares, at cost (20,270,752 and 11,517,958 shares, respectively)	(1,009)	(490)
Accumulated other comprehensive loss, net of tax:
Net unrealized securities losses	(333)	(187)
Net unrealized derivatives losses	(4)	(1)
Foreign currency translation adjustment	(15)	(18)
Defined benefit plans	(3)	(3)
Total accumulated other comprehensive loss	(355)	(209)
Total shareholders’ equity	7,600	7,925
Total liabilities and shareholders’ equity	$108,132	$104,172

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$361	$286
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Capitalization of deferred acquisition and sales inducement costs	(465)	(428)
Amortization of deferred acquisition and sales inducement costs	289	304
Depreciation and amortization	85	97
Deferred income taxes	(19)	(36)
Share-based compensation	75	56
Net realized investment gains	(13)	(10)
Other-than-temporary impairments and provision for loan losses	2	1
Premium and discount amortization on Available-for-Sale and other securities	58	63
Changes in operating assets and liabilities:
Segregated cash	3	154
Trading securities and equity method investments in hedge funds, net	(72)	27
Future policy benefits and claims, net	(122)	35
Receivables	(237)	(268)
Accounts payable and accrued expenses	57	414
Other, net	(14)	(159)
Net cash (used in) provided by operating activities	(12)	536

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	2,659	1,185
Maturities, sinking fund payments and calls	1,446	1,696
Purchases	(636)	(1,770)
Open securities transactions payable and receivable, net	(30)	35
Proceeds from sales and maturities of commercial mortgage loans on real estate	284	241
Funding of commercial mortgage loans on real estate	(192)	(183)
Proceeds from sales of other investments	92	71
Purchase of other investments	(45)	(101)
Purchase of land, buildings, equipment and software	(155)	(68)
Proceeds from sale of land, buildings, equipment and other	8	66
Change in restricted cash	(50)	1
Other, net	(11)	(3)
Net cash provided by investing activities	3,370	1,170

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

(in millions)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	466	849
Interest credited to account values	106	97
Maturities, withdrawals and cash surrenders	(1,130)	(1,731)
Change in other customer deposits	(94)	(152)
Policyholder and contractholder account values:
Consideration received	491	652
Interest credited to account values	484	534
Surrenders and other benefits	(2,526)	(2,398)
Proceeds from issuance of debt, net of issuance costs	—	516
Principal repayments of debt	(28)	(83)
Dividends paid to shareholders	(63)	(55)
Repurchase of common shares	(519)	(332)
Exercise of stock options	27	10
Excess tax benefits from share-based compensation	22	16
Policy loans:
Repayments	56	48
Issuances	(74)	(63)
Other, net	2	—
Net cash used in financing activities	(2,780)	(2,092)
Effect of exchange rate changes on cash	8	13
Net increase (decrease) in cash and cash equivalents	586	(373)
Cash and cash equivalents at beginning of period	2,717	2,474
Cash and cash equivalents at end of period	$3,303	$2,101

Supplemental Disclosures:
Interest paid	$67	$52
Income taxes paid	$76	$137

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(in millions, except share amounts)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total

Balances at December 31, 2005	249,875,554	$2	$4,091	$3,745	$—	$(151)	$7,687
Other comprehensive loss:
Net income	—	—	—	286	—	—	286
Change in net unrealized securities losses	—	—	—	—	—	(518)	(518)
Foreign currency translation adjustment	—	—	—	—	—	3	3
Total other comprehensive loss	—	—	—	—	—	—	(229)
Dividends paid to shareholders	—	—	—	(55)	—	—	(55)
Treasury shares	(7,904,299)	—	—	—	(332)	—	(332)
Share-based compensation plans	2,104,267	1	163	—	—	—	164
Balances at June 30, 2006	244,075,522	$3	$4,254	$3,976	$(332)	$(666)	$7,235

Balances at December 31, 2006	241,391,431	$3	$4,353	$4,268	$(490)	$(209)	$7,925
Change in accounting principles	—	—	—	(138)	—	—	(138)
Other comprehensive income:
Net income	—	—	—	361	—	—	361
Change in net unrealized securities losses	—	—	—	—	—	(146)	(146)
Change in net unrealized derivatives losses	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	—	—	—	—	—	3	3
Total other comprehensive income	—	—	—	—	—	—	215
Dividends paid to shareholders	—	—	—	(63)	—	—	(63)
Treasury shares	(8,752,794)	—	—	—	(519)	—	(519)
Share-based compensation plans	2,654,079	—	129	—	—	—	129
Other, net	—	—	51	—	—	—	51
Balances at June 30, 2007	235,292,716	$3	$4,533	$4,428	$(1,009)	$(355)	$7,600

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

2.   Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance to determine when an entity may apply the provisions of the Audit and Accounting Guide “Investment Companies” (the “Guide”), which requires investment companies to report investments at fair value. SOP 07-1 also addresses whether specialized industry accounting principles should be retained by a parent company in consolidation or by an equity method investor. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007 with early adoption encouraged. In May 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FASB Interpretation No. (“FIN”) 46(R)-7, “Application of FIN 46(R) to Investment Companies” (“FSP 46(R)-7”). FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities,” allowed for an indefinite deferral of the application of its provisions to unregistered investment companies that account for their investments in accordance with the Guide. FSP 46(R)-7 makes permanent this provision for entities that meet the definition of an investment company under SOP 07-1. FSP 46(R)-7 is effective upon adoption of SOP 07-1. The Company is currently evaluating the impact of adopting SOP 07-1 and FSP 46(R)-7 on its consolidated results of operations and financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 requires entities to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating whether or not it will elect to adopt SFAS 159 for certain assets and liabilities.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). As of December 31, 2006, the Company adopted the recognition provisions of SFAS 158, which require an entity to recognize the overfunded or underfunded status of an employer’s defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company’s adoption of this provision did not have a material effect on the consolidated results of operations and financial condition. Effective for fiscal years ending after December 15, 2008, SFAS 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. As of December 31, 2008, the Company will adopt the measurement provisions of SFAS 158, which the Company does not believe will have a material effect on its consolidated results of operations and financial condition.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

2.   Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 which will require retrospective application of SFAS 157. The transition adjustment, if any, will be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated results of operations and financial condition.

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

In September 2005, the AICPA issued SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides clarifying guidance on accounting for deferred acquisition costs (“DAC”) associated with an insurance or annuity contract that is significantly modified or internally replaced with another contract. Prior to adoption, the Company accounted for many of these transactions as contract continuations and continued amortizing existing DAC against revenue from the new or modified contract. Effective on January 1, 2007, the Company adopted SOP 05-1 resulting in these transactions being prospectively accounted for as contract terminations. Consistent with this, the Company now anticipates these transactions in establishing amortization periods and other valuation assumptions. As a result of adopting SOP 05-1, the Company recorded as a cumulative change in accounting principle a pretax charge of $206 million, reducing DAC by $204 million, deferred sales inducement costs (“DSIC”) by $11 million and liabilities for future policy benefits by $9 million. The after-tax decrease to retained earnings for these changes was $134 million. The adoption of SOP 05-1 is also expected to result in an increase to DAC and DSIC amortization in 2007.

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

American Express has historically provided a variety of corporate and other support services for the Company, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal, procurement and other services. Following the Distribution, American Express has continued to provide the Company with many of these services pursuant to transition services agreements for transition periods of up to two years or more, if extended by mutual agreement of the Company and American Express. By the date of this report, the Company has terminated the majority of these service agreements and has completed the vast majority of separation of its information technology infrastructure from American Express. The remaining linkages are expected to be separated by early September, 2007.

The Company has incurred significant non-recurring separation costs as a result of the Separation. These costs have primarily been associated with establishing the Ameriprise Financial brand, separating and reestablishing the Company’s technology platforms and advisor and employee retention programs.

4.   Investments

The following is a summary of investments:

	June 30, 2007	December 31, 2006
	(in millions)
Available-for-Sale securities, at fair value	$27,093	$30,880
Commercial mortgage loans on real estate, net	2,964	3,056
Trading securities, at fair value, and equity method investments in hedge funds	655	579
Policy loans	669	652
Other investments	323	386
Total	$31,704	$35,553

Realized gains and losses on Available-for-Sale securities, determined using the specific identification method, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Gross realized gains from sales	$18	$11	$34	$23
Gross realized losses from sales	(14)	(5)	(21)	(13)
Other-than-temporary impairments	(2)	—	(2)	(1)

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

5.   Deferred Acquisition Costs and Deferred Sales Inducement Costs (continued)

The balances of and changes in DAC were as follows:

	2007	2006
	(in millions)
Balance at January 1	$4,499	$4,182
Cumulative effect of SOP 05-1 adoption	(204)	—
Capitalization of acquisition costs	399	367
Amortization, excluding impact of changes in assumptions	(272)	(257)
Amortization, impact of other quarter changes in DAC-related assumptions	13	(24)
Impact of change in net unrealized securities losses	27	74
Balance at June 30	$4,462	$4,342

The balances of and changes in DSIC were as follows:

	2007	2006
	(in millions)
Balance at January 1	$452	$370
Cumulative effect of SOP 05-1 adoption	(11)	—
Capitalization of sales inducements	66	61
Amortization	(30)	(23)
Impact of change in net unrealized securities losses	4	12
Balance at June 30	$481	$420

6.   Future Policy Benefits and Claims and Separate Account Liabilities

Future policy benefits and claims consisted of the following:

	June 30, 2007	December 31, 2006
	(in millions)
Fixed annuities	$15,583	$16,841
Equity indexed annuities accumulated host values	259	267
Equity indexed annuities embedded derivatives	58	50
Variable annuities fixed sub-accounts	5,416	5,975
Guaranteed minimum withdrawal benefits variable annuity guarantees	(40)	(12)
Other variable annuity guarantees	14	26
Total annuities	21,290	23,147
Variable universal life (“VUL”)/universal life insurance	2,554	2,562
Other life, disability income and long term care insurance	3,977	3,852
Auto and home insurance	393	381
Policy claims and other policyholders’ funds	104	91
Total	$28,318	$30,033

Separate account liabilities consisted of the following:

	June 30, 2007	December 31, 2006
	(in millions)
Variable annuity variable sub-accounts	$49,677	$43,515
VUL insurance variable sub-accounts	6,324	5,772
Threadneedle investment liabilities	4,469	4,561
Total	$60,470	$53,848

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7.   Customer Deposits

Customer deposits consisted of the following:

	June 30, 2007	December 31, 2006
	(in millions)
Fixed rate certificates	$3,005	$3,540
Stock market based certificates	1,032	1,041
Stock market embedded derivative reserves	48	48
Other	82	91
Less: accrued interest classified in other liabilities	(40)	(42)
Total investment certificate reserves	4,127	4,678
Brokerage deposits	1,213	1,176
Banking deposits	715	853
Total	$6,055	$6,707

8.   Debt

Debt and the stated interest rates were as follows:

	June 30, 2007		December 31, 2006
	Outstanding Balance	Stated Interest Rate	Outstanding Balance	Stated Interest Rate
	(in millions)		(in millions)
Senior notes due 2010	$800	5.4%	$800	5.4%
Senior notes due 2015	700	5.7	700	5.7
Junior subordinated notes due 2066	500	7.5	500	7.5
Fixed and floating rate notes due 2011:
Floating rate senior notes	56	5.9	84	5.9
Fixed rate notes	86	8.6	86	8.6
Fixed rate senior notes	46	7.2	46	7.2
Fixed rate notes	9	13.3	9	13.3
Total	$2,197		$2,225

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

On September 30, 2005, the Company obtained an unsecured revolving credit facility for $750 million expiring in September 2010 from various third party financial institutions. Under the terms of the credit agreement, the Company may increase the amount of this facility to $1.0 billion. As of June 30, 2007 and December 31, 2006, no borrowings were outstanding under this facility. Outstanding letters of credit issued against this facility were $6 million and $5 million as of June 30, 2007 and December 31, 2006, respectively. The Company has agreed under this credit agreement not to pledge the shares of its principal subsidiaries and was in compliance with this covenant as of June 30, 2007 and December 31, 2006.

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

For the three months and six months ended June 30, 2007, the Company recognized expense of $40 million and $75 million, respectively, related to awards under these share-based compensation plans. For the three months and six months ended June 30, 2006, the Company recognized expense of $32 million and $56 million, respectively, related to awards under these share-based compensation plans.

As of June 30, 2007, there was $220 million of total unrecognized compensation cost related to non-vested awards under the Company’s share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

10.   Other Expenses

Other expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Professional and consultant fees	$114	$91	$205	$176
Information technology and communications	39	54	64	101
Facilities and equipment	48	44	90	94
Advertising and promotion	25	34	52	62
Legal and regulatory	18	46	48	71
Travel and meetings	29	21	51	39
Printing and distribution	26	26	55	51
Minority interest	16	25	27	28
Other	52	38	108	85
Other expenses capitalized as DAC	(88)	(75)	(173)	(153)
Total	$279	$304	$527	$554

11.   Income Taxes

The Company’s effective tax rates were 20.0% and 21.7% for the three months and six months ended June 30, 2007, respectively. The Company’s effective tax rates for the three months and six months ended June 30, 2006 were 24.3% and 24.2%, respectively. The effective tax rate for the three months ended June 30, 2007 was impacted by a $16 million tax benefit related to the finalization of certain income tax audits. The effective tax rate for the three months ended June 30, 2006 was impacted by $5 million of non-tax deductible charges.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses realized for tax return purposes and capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. The Company has $140 million in capital loss carryforwards that expire December 31, 2009 for which the benefit is reflected in deferred tax assets. Additionally, the Company has $45 million in capital loss carryforwards that expire December 31, 2009 as a result of the 2005 first short period tax return filed with American Express. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets was established as of June 30, 2007 and December 31, 2006.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

11.   Income Taxes (continued)

Effective January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48 the Company recognized a $4 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of the date of adoption the Company had $113 million of gross unrecognized tax benefits. If recognized, approximately $57 million, net of federal tax benefits, would affect the effective tax rate. As of June 30, 2007, the Company had $81 million of gross unrecognized tax benefits. If recognized, approximately $42 million, net of federal tax benefits, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net reduction of interest and penalties of $10 million and $7 million for the three months and six months ended June 30, 2007, respectively. The Company had $16 million and $9 million for the payment of interest and penalties accrued at January 1, 2007 and June 30, 2007, respectively.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. However, there are a number of open audits and quantification of a range cannot be made at this time.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”), as part of the overall examination of the American Express Company consolidated return, commenced an examination of the Company’s U.S. income tax returns for 1997 through 2002 in the third quarter of 2005. In the first quarter of 2007, the IRS expanded the period of the exam to include 2003 through 2004. The Company or certain of its subsidiaries state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2005.

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

12.   Earnings per Common Share

The computations of basic and diluted earnings per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions, except per share amounts)
Numerator:
Net income	$196	$141	$361	$286

Denominator:
Basic: Weighted-average common shares outstanding	237.4	246.3	239.0	249.3
Effect of potentially dilutive nonqualified stock options and other share-based awards	3.6	1.7	3.6	1.5
Diluted: Weighted-average common shares outstanding	241.0	248.0	242.6	250.8

Earnings per Common Share:
Basic	$0.83	$0.57	$1.51	$1.15
Diluted	0.81	0.57	1.49	1.14

Basic weighted average common shares for the three months and six months ended June 30, 2007 included 1.9 million and 1.8 million, respectively, of vested, nonforfeitable restricted stock units and 3.6 million and 3.6 million, respectively, of non-vested restricted stock awards and restricted stock units that are forfeitable but receive nonforfeitable dividends. Basic weighted average common shares for the three months and six months ended June 30, 2006 included 1.9 million and 2.0 million, respectively, of vested, nonforfeitable restricted stock units and 3.7 million and 3.7 million, respectively, of non-vested restricted stock awards and restricted stock units that are forfeitable but receive nonforfeitable dividends. Potentially dilutive securities include nonqualified stock options and other share-based awards.

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

The following is a summary of assets by segment:

	June 30, 2007	December 31, 2006
	(in millions)
Asset Accumulation and Income	$86,798	$83,308
Protection	17,993	17,360
Corporate and Other	3,341	3,504
Total assets	$108,132	$104,172

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13. Segment Information (continued)

The following is a summary of segment operating results:

Three Months Ended June 30,	Asset Accumulation and Income	Protection	Corporate and Other	Eliminations	Consolidated
	(in millions)
2007
Revenue from external customers	$1,612	$499	$71	$—	$2,182
Intersegment revenue	4	9	—	(13)	—
Total revenues	$1,616	$508	$71	$(13)	$2,182
Income (loss) before income tax provision	$278	$102	$(135)	$—	245
Income tax provision					49
Net income					$196

2006
Revenue from external customers	$1,488	$491	$74	$—	$2,053
Intersegment revenue	5	5	—	(10)	—
Total revenues	$1,493	$496	$74	$(10)	$2,053
Income (loss) before income tax provision	$222	$92	$(128)	$—	186
Income tax provision					45
Net income					$141

Six Months Ended June 30,	Asset Accumulation and Income	Protection	Corporate and Other	Eliminations	Consolidated
	(in millions)
2007
Revenue from external customers	$3,104	$991	$150	$—	$4,245
Intersegment revenue	9	17	—	(26)	—
Total revenues	$3,113	$1,008	$150	$(26)	$4,245
Income (loss) before income tax provision	$510	$203	$(252)	$—	461
Income tax provision					100
Net income					$361

2006
Revenue from external customers	$2,906	$958	$138	$—	$4,002
Intersegment revenue	9	11	—	(20)	—
Total revenues	$2,915	$969	$138	$(20)	$4,002
Income (loss) before income tax provision	$450	$166	$(239)	$—	377
Income tax provision					91
Net income					$286

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

On March 29, 2006, the Company entered into a Stock Purchase and Sale Agreement with Warren E. Buffet and Berkshire to repurchase 6.4 million shares of the Company’s common stock. The repurchase was completed on March 29, 2006 at a price per share equal to the March 29, 2006 closing price of $42.91 and reduced Berkshire’s ownership of the Company’s common stock to approximately 9.8% of common shares then outstanding. Berkshire’s ownership of the Company’s common stock was further reduced to 3% at December 31, 2006.

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

15.   Common Share Repurchases

In January 2006, the Company’s Board of Directors authorized the repurchase of up to 2 million shares of the Company’s common stock. In March 2006, the Company’s Board of Directors authorized the expenditure of up to $750 million for the repurchase of additional shares through March 31, 2008. In March 2007, the Company’s Board of Directors authorized the expenditure of up to an additional $1.0 billion for the repurchase of shares through March 15, 2009. During the six months ended June 30, 2007 and 2006, the Company repurchased a total of 8.2 million shares and 7.4 million shares, respectively, of its common stock for an aggregate cost of $494 million and $316 million, respectively. As of June 30, 2007, the Company had purchased all shares under the January 2006 and March 2007 authorizations and had $871 million remaining under the March 2007 authorization.

The Company may also reacquire shares of its common stock under its 2005 ICP related to restricted stock awards. Restricted shares that are forfeited before the vesting period has lapsed are recorded as treasury shares. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations. These vested restricted shares reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. The restricted shares forfeited under the 2005 ICP and recorded as treasury were 0.1 million during both the six months ended June 30, 2007 and 2006. For the six months ended June 30, 2007 and 2006, the Company reacquired 0.5 million shares and 0.4 million shares, respectively, of its common stock through the surrender of restricted shares upon vesting and paid in the aggregate $25 million and $16 million, respectively, related to the holders’ income tax obligations on the vesting date.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

16.   Contingencies (continued)

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and has been subject to examination by the SEC, National Association of Securities Dealers (“NASD”), Office of Thrift Supervision, state insurance regulators and various other regulatory authorities concerning its business activities and practices, including: sales and product or service features of, or disclosures pertaining to, financial plans, its mutual funds, annuities, insurance products and brokerage services; non-cash compensation paid to its field leaders and financial advisors; supervision of its financial advisors; and sales of, or brokerage or revenue sharing practices relating to, other companies’ real estate investment trust (“REIT”) shares, mutual fund shares or other investment products. Other open matters relate, among other things, to the administration of death claims to multiple beneficiaries under the Company’s variable annuities, the portability (or network transferability) of the Company’s RiverSource mutual funds, supervisory practices in connection with financial advisors’ outside business activities, the suitability of product recommendations made to retail financial planning clients and the delivery of financial plans, and the suitability of particular trading strategies. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including the Company. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

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

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona, and was later transferred to the United States District Court for the District of Minnesota. The plaintiffs alleged that they are investors in several of the Company’s mutual funds and they purported to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940. The plaintiffs alleged that fees allegedly paid to the defendants by the funds for investment advisory and administrative services are excessive. On July 6, 2007, the Court granted Ameriprise’s motion for summary judgment, dismissing all claims with prejudice.

In October 2005, the Company reached a comprehensive settlement regarding the consolidated securities class action lawsuit filed against the Company, its former parent and affiliates in October 2004 called “In re American Express Financial Advisors Securities Litigation.” The settlement, under which the Company denies any liability, includes a one-time payment of $100 million to the class members. On July 18, 2007, the Court entered an Order and Final Judgment, which approved the parties’ settlement as fair, reasonable and adequate. The Order and Final Judgment dismisses the Class Action Complaint with prejudice, releases the defendants from all liability for the claims asserted and any other claims based upon the same core allegations, and enjoins class members from asserting such claims in the future. The parties will now move to dismiss the previously disclosed related class action captioned Haritos et al. v. American Express Financial Advisors Inc. pending in the United States District Court for the District of Arizona, based on the fact that the claims in the Haritos action are covered by the In re AEFA settlement.

In March 2006, a lawsuit captioned Good, et al. v. Ameriprise Financial, Inc. et al. (Case No. 00-cv-01027) was filed in the United States District Court for the District of Minnesota. The lawsuit has been brought as a putative class action and plaintiffs purport to represent all of the Company’s advisors who sold shares of REITs and tax credit limited partnerships between March 2000 and March 2006. Plaintiffs seek unspecified compensatory and restitutionary damages as well as injunctive relief, alleging that the Company incorrectly calculated commissions owed advisors for the sale of these products. The matter is in the discovery stage.

The Company previously reported two adverse arbitration awards issued in 2006 by NASD panels against Securities America, Inc. and former registered representatives of SAI. Those arbitrations involved customer claims relating to suitability, disclosures, supervision and certain other sales practices. Other clients of those former registered representative have presented claims.

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

Overview

We are a leading financial planning and services company with more than 12,000 financial advisors and registered representatives that provides solutions for clients’ asset accumulation, income management and insurance protection needs. We seek to deliver solutions through a comprehensive financial planning approach built on a long-term client relationship with a knowledgeable financial advisor and to help clients achieve their identified financial goals by providing investment, insurance and other financial products that position them to realize their financial goals or form of protection while they are accepting an appropriate range and level of risk. We specialize in meeting the retirement-related financial needs of the mass affluent and affluent. We also offer asset management products and services to institutional clients.

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

It is our management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets. We measure progress against these goals excluding the impact of our separation from American Express Company (“American Express”), specifically, non-recurring separation costs. Our financial targets, adjusted to exclude these impacts, are:

•                  Annual revenue growth of 6% to 8%,

•                  Annual earnings per diluted share growth of 12% to 15%, and

•                  Return on equity of 12% to 15%.

Our revenues in the second quarter of 2007 were $2.2 billion, an increase of 6% over the same period last year. Revenues for the second quarter of 2006 included $66 million from the sale of our defined contribution recordkeeping business. Excluding this item, revenues in the second quarter of 2007 increased 10% over the prior year period. The increase in revenues primarily reflected growth in our fee-based businesses, including growth in management, financial advice and services fees and distribution fees, primarily driven by continued strong net inflows in wrap accounts and annuity variable accounts, increased sales of direct investments and market appreciation. These positives were partially offset by a decline in net investment income due to decreases in annuity fixed account and certificate balances.

Our consolidated net income for the three months ended June 30, 2007 was $196 million, up $55 million, or 39%, from net income of $141 million for the three months ended June 30, 2006. Our adjusted earnings, which exclude after-tax non-recurring separation costs, rose 22% to $237 million for the three months ended June 30, 2007 from $195 million for the three months ended June 30, 2006. Our earnings per diluted share for the second quarter of 2007 were $0.81, an increase of 42% from $0.57 for the second quarter of 2006. Our adjusted earnings per diluted share were $0.98 for the three months ended June 30, 2007, up 24% from $0.79 for the three months ended June 30, 2006.

Return on equity for the trailing twelve months ended June 30, 2007 was 9.2% compared to 7.1% for the trailing twelve months ended June 30, 2006. Adjusted return on equity for the trailing twelve months ended June 30, 2007 rose to 12.5% from 10.7% for the trailing twelve months ended June 30, 2006.

We continue to establish Ameriprise Financial as a financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by growth in our mass affluent and affluent client groups, financial plans, cash sales and owned, managed and administered assets. Our mass affluent and affluent client groups as of June 30, 2007 increased 12% since June 30, 2006. The percentage of our clients with a financial plan at June 30, 2007 was 45% compared to 44% at June 30, 2006. While our franchisee advisors increased 2%, the total number of advisors decreased 2% from the prior year quarter, as we hired fewer employee advisors and continued to focus on further strengthening advisor productivity and distribution economics. Advisor productivity increased from the year-ago period as reflected by a 20% growth in total gross dealer concession (“GDC”) compared to the second quarter of 2006, primarily driven by continued strength in variable annuity sales, wrap account net inflows and growth in sales of direct investments. Our franchisee advisor retention rate as of June 30, 2007 improved to 93%, up from 91% as of June 30, 2006.

Our owned, managed and administered assets increased to $483.9 billion at June 30, 2007, a net increase of 13% from June 30, 2006 assets of $427.9 billion. For the second quarter of 2007, we had net inflows in RiverSource annuity variable accounts of $1.5 billion and net inflows in Ameriprise Financial and Securities America, Inc. (“SAI”) wrap accounts of $3.5 billion, which reflects our clients increasingly choosing fee-based products within their portfolios. Our certificate and annuity fixed accounts had total net outflows of $1.5 billion for the three months ended June 30, 2007, reflecting the current interest rate environment and our strategy to focus on less capital-intensive products. RiverSource managed funds had net inflows of $0.7 billion in the second quarter of 2007 compared to net outflows of $0.6 billion in the same period of 2006. This improvement in net flows was driven by increased sales driven by strong investment performance, increased penetration of goal-based solutions and effective wholesaling. Administered assets increased over the year-ago period primarily due to increased brokerage activity and market appreciation.

Significant Factors Affecting our Results of Operations and Financial Condition

Share Repurchase

In March 2007, our Board of Directors authorized the expenditure of up to $1 billion for the repurchase of shares of our common stock through March 15, 2009. This authorization was in addition to a Board authorization in March 2006 for the expenditure of up to $750 million for the repurchase of shares through the end of March 2008 and a Board authorization in January 2006 to repurchase up to 2 million shares by the end of 2006. Through June 30, 2007, we have purchased 18.9 million shares under these programs for an aggregate cost of $964 million. As of June 30, 2007, we had purchased all shares under the January 2006 and March 2006 authorizations and had $871 million remaining under the March 2007 authorization.

Sale of our Defined Contribution Recordkeeping Business

On June 1, 2006, we completed the sale of our defined contribution recordkeeping business and recognized $66 million of revenues and $30 million of expenses in connection with the sale. The administered assets transferred in connection with this sale were approximately $16.7 billion. Although our defined contribution recordkeeping business generated approximately $60 million in annual revenue, we will experience expense savings related to this sale and do not anticipate a material impact on pretax income. We continue to manage approximately $11.2 billion of defined contribution assets under investment management only contracts.

Launch of Ameriprise Bank, FSB and Acquisition of Bank Deposits and Loans

In September 2006, we obtained our federal savings bank charter and launched Ameriprise Bank, FSB (“Ameriprise Bank”), a wholly owned subsidiary. In the second half of 2006, Ameriprise Bank acquired $493 million of customer loans and assumed $963 million of customer deposits from American Express Bank, FSB, a subsidiary of American Express, and received cash of $470 million in connection with these transactions. Ameriprise Bank offers a suite of borrowing, cash management and personal trust products and services, primarily through our branded advisors. We are currently building our banking platform, and do not expect it to be a significant contributor to earnings in the near term.

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

Separation Costs

Since the Separation announcement through June 30, 2007, we have incurred $802 million of non-recurring separation costs and expect to incur a total of approximately $875 million. These costs are primarily associated with establishing the Ameriprise Financial brand, separating and reestablishing our technology platforms and advisor and employee retention programs. We expect to incur all remaining costs in the second half of 2007.

Services and Operations Provided by American Express

American Express has historically provided us a variety of corporate and other support services, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal, procurement and other services. Following the Distribution, American Express has continued to provide us with many of these services pursuant to transition services agreements for periods of up to two years or more, if extended by mutual agreement between us and American Express. By the date of this report, the Company has terminated the majority of these service agreements and has completed the vast majority of separation of its information technology infrastructure from American Express. The remaining linkages are expected to be separated by early September, 2007.

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

•             adjusted earnings per diluted share; and

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

Management believes that the presentation of these non-GAAP financial measures best reflects the underlying performance of our ongoing operations and facilitates a more meaningful trend analysis. These non-GAAP measures are also used for goal setting, certain compensation related to our annual incentive award program and evaluating our performance on a basis comparable to that used by securities analysts.

A reconciliation of non-GAAP measures is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions, except per share amounts)
Consolidated Income Data
Net income	$196	$141	$361	$286
Add: Separation costs, after-tax	41	54	96	98
Adjusted earnings	$237	$195	$457	$384

Weighted average diluted shares	241.0	248.0	242.6	250.8
Adjusted earnings per diluted share	$0.98	$0.79	$1.88	$1.53

Separation costs	$63	$84	$148	$151
Less: Tax benefit attributable to separation costs	22	30	52	53
Separation costs, after-tax	$41	$54	$96	$98

	Twelve Months Ended June 30,
	2007	2006
	(in millions, except percentages)
Return on Equity
Return on equity excluding discontinued operations	9.2%	7.1%

Income before discontinued operations	$706	$520
Add: Separation costs, after-tax	233	239
Less: AMEX Assurance net income	—	3
Adjusted earnings	$939	$756

Equity excluding discontinued operations	$7,649	$7,348
Less: Equity allocated to expected separation costs	158	291
Adjusted equity	$7,491	$7,057

Adjusted return on equity	12.5%	10.7%

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

Fluctuations in our owned, managed and administered assets impact our revenues. Our owned, managed and administered assets are impacted by net flows of client assets and market movements. Owned assets are also affected by changes in our capital structure. During the second quarter of 2007, RiverSource funds returned to net inflows, achieving $0.7 billion in net inflows compared to net outflows of $0.6 billion during the prior year quarter. Overall, during the second quarter of 2007, we had net inflows in our managed assets of $2.9 billion in Ameriprise Financial wrap accounts, $0.6 billion in SAI wrap accounts and $0.4 billion in RiverSource institutional funds, and had $1.5 billion in net inflows in our owned RiverSource annuity variable accounts. In addition, we had net outflows in our owned certificate and fixed annuity assets of $1.5 billion during the second quarter of 2007, reflecting a continued trend of net outflows in these assets as clients choose other products in the current interest rate environment and as we focus on fee-based products.

The following table presents information regarding our owned assets, which are included in our Consolidated Balance Sheets, and our managed and administered assets, which are not recorded on our Consolidated Balance Sheets:

	June 30,
	2007	2006	% Change
	(in billions, except percentages)
Owned Assets:
Separate accounts(1)	$60.5	$45.8	32%
Investments	31.7	37.0	(14)
Other(2)	8.7	6.3	38
Total owned assets	100.9	89.1	13
Managed Assets:
Managed Assets—Retail
RiverSource Mutual Funds	62.3	56.8	10
Threadneedle(3) Mutual Funds	17.9	14.9	20
Ameriprise Financial Wrap Account Assets	76.2	56.7	34
SAI Wrap Account Assets	12.9	9.8	32
Total managed assets—retail	169.3	138.2	23
Managed Assets—Institutional
RiverSource	29.1	27.3	7
Threadneedle(3)	110.7	105.2	5
Total managed assets—institutional	139.8	132.5	6
Managed Assets—Retirement Services
RiverSource Collective Funds	9.6	10.9	(12)
Managed Assets—Eliminations(4)	(8.2)	(5.5)	49
Total managed assets	310.5	276.1	12
Administered Assets	72.5	62.7	16
Total Owned, Managed and Administered Assets	$483.9	$427.9	13

(1)             Includes $24.7 billion and $19.6 billion, respectively, of RiverSource managed funds supporting separate account assets, which are not included in RiverSource managed assets in this table.

(2)             Includes cash and cash equivalents, restricted and segregated cash, receivables and other assets.

(3)       Threadneedle Asset Management Holdings Limited (“Threadneedle”) is a subsidiary of our company.

(4)             Includes eliminations for RiverSource mutual fund assets included in Ameriprise Financial wrap account assets.

Consolidated Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table presents our consolidated results of operations for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	2006	Change
	(in millions, except percentages)
Revenues
Management, financial advice and service fees	$863	$721	$142	20%
Distribution fees	415	325	90	28
Net investment income	485	522	(37)	(7)
Premiums	243	229	14	6
Other revenues	176	256	(80)	(31)
Total revenues	2,182	2,053	129	6
Expenses
Compensation and benefits:
Field	538	436	102	23
Non-field	367	330	37	11
Total compensation and benefits	905	766	139	18
Interest credited to account values	303	307	(4)	(1)
Benefits, claims, losses and settlement expenses	230	225	5	2
Amortization of deferred acquisition costs	125	153	(28)	(18)
Interest and debt expense	32	28	4	14
Separation costs	63	84	(21)	(25)
Other expenses	279	304	(25)	(8)
Total expenses	1,937	1,867	70	4
Income before income tax provision	245	186	59	32
Income tax provision	49	45	4	9
Net income	$196	$141	$55	39

Overall

Consolidated net income for the three months ended June 30, 2007 was $196 million, up $55 million, or 39%, from $141 million for the three months ended June 30, 2006. This increase in income reflected strong growth in fee-based businesses and expense controls resulting in pretax income margin improving to 11.2% for the second quarter of 2007 from 9.1% for the prior year period. The growth in fee-based businesses was driven by strong net inflows in wrap accounts and annuity variable accounts, as well as market appreciation. These positives were partially offset by lower spread income due to declining annuity fixed account and certificate balances. The strong net inflows in wrap accounts and annuity variable accounts and declining annuity fixed account and certificate balances reflect our strategic shift to less capital-intensive, fee-based products.

Income in both the second quarter of 2007 and 2006 was impacted by non-recurring separation costs of $63 million and $84 million, respectively ($41 million and $54 million, respectively, after-tax). Excluding these non-recurring separation costs, our pretax income margin improved to 14.1% for the second quarter of 2007 from 13.2% for the second quarter of 2006.

Revenues

Management, financial advice and service fees increased $142 million, or 20%, to $863 million for the second quarter of 2007, primarily driven by the growth in our fee-based businesses of our AA&I segment. Our AA&I segment had increases in fees related to brokerage and variable annuities of $57 million and $48 million, respectively. Wrap account assets increased 34% and annuity variable account assets increased 35% over the prior year quarter driven by strong net inflows and market appreciation. These increases were partially offset by a decline in fees relative to the second quarter of 2006 of $11 million due to the sale of our defined contribution recordkeeping business in the second quarter of 2006.

Distribution fees for the three months ended June 30, 2007 were $415 million, up $90 million, or 28%, from the year-ago period, driven by strong advisor cash sales, including an increase in sales of direct investments as clients reinvested proceeds from real estate investment trust liquidations. Total cash sales were up 17% from the year-ago period. Distribution fees were also positively impacted by market appreciation.

Net investment income for the three months ended June 30, 2007 decreased $37 million, or 7%, from the three months ended June 30, 2006, primarily driven by lower average account balances in annuity fixed accounts and certificates, partially offset by higher net investment income attributable to derivatives used to hedge certain expense line items. As expected, annuity fixed accounts and certificate balances are declining as clients choose other products in the current interest rate environment and as we focus on fee-based products. Included in net investment income were net realized investment gains of $2 million in the second quarter of 2007 compared to $6 million in the same period of 2006. Net investment income related to derivatives used to hedge certain expense line items increased $7 million, which included a $24 million increase in net investment income related to derivatives used to hedge interest credited expenses for stock market certificates and equity indexed annuities, partially offset by a $17 million decrease in net investment income related to options used to hedge benefits, claims, losses and settlement expenses for Guaranteed Minimum Withdrawal Benefit (“GMWB”) riders.

Premiums increased $14 million, or 6%, to $243 million for the second quarter of 2007 compared to the same period in 2006. This increase was primarily driven by premium increases of $10 million in auto and home insurance resulting from increased policy counts.

Other revenues decreased $80 million, or 31%, to $176 million for the three months ended June 30, 2007, compared to the same period in 2006. This decrease was primarily related to the inclusion of $66 million in proceeds from the sale of our defined contribution recordkeeping business and $18 million from recognizing previously deferred cost of insurance revenues in the second quarter of 2006. Excluding these items, other revenues increased 2% as higher fees from variable annuity riders and cost of insurance charges for variable universal life/universal life (“VUL/UL”) insurance products were offset by lower revenues related to certain consolidated limited partnerships.

Expenses

The increase in compensation and benefits-field primarily reflects higher commissions paid driven by overall business growth and increases in advisor productivity, as reflected by 20% growth in total GDC and higher advisor assets under management.

Compensation and benefits–non-field increased $37 million, or 11%, from the year-ago period, primarily due to higher accrued management incentive compensation in recognition of year-to-date performance and higher technology related spending on investment initiatives. Compensation and benefits–non-field in the second quarter of 2006 included $16 million of severance and other costs related to the sale of our defined contribution recordkeeping business.

The decrease in interest credited to account values reflects a decrease related to annuities of $16 million and an increase related to certificates and other products of $13 million. The decrease related to annuities was primarily attributable to a continued decline in fixed annuity account balances, partially offset by market related changes to our equity indexed annuities. The increase in interest credited to certificates was primarily attributable to higher stock market participation costs driven by equity market appreciation, partially offset by declining balances.

Benefits, claims, losses and settlement expenses increased $5 million, or 2%. Expenses in the second quarter of 2006 included a $12 million reduction to auto and home insurance reserves related to accident years 2004 and 2005 and $7 million of additional claims expense in connection with the recognition of previously deferred cost of insurance revenues. Volume-driven increases in auto and home and variable universal life insurance expenses were offset by favorable mortality experience and the favorable impact of markets on liabilities for guaranteed benefits associated with our variable annuity business.

Amortization of DAC decreased $28 million, or 18%, primarily due to a $28 million unfavorable adjustment related to auto and home products in the second quarter of 2006. Increases in DAC amortization from growth in business volumes and the recurring impact of adopting SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”) were offset by the favorable impact of equity markets.

Separation costs incurred in the second quarter of 2007 were primarily associated with separating and reestablishing our technology platforms. In the second quarter of 2006, these costs were primarily associated with separating and reestablishing our technology platforms and establishing the Ameriprise Financial brand. We expect to incur all remaining separation costs in the second half of 2007.

Other expenses decreased $25 million, or 8%, from the year-ago period. Other expenses for the second quarter of 2006 included $14 million of expenses associated with the sale of the defined contribution recordkeeping business. Legal and regulatory expenses decreased $28 million compared to the prior period and other expenses attributable to certain consolidated limited partnerships decreased $9 million. These decreases were partially offset by an increase in professional and consultant fees related to increased spending on investment initiatives.

Income Taxes

Our effective tax rate was 20.0% for the three months ended June 30, 2007, compared to 24.3% for the three months ended June 30, 2006. The effective tax rate for the three months ended June 30, 2007 was impacted by a $16 million tax benefit related to the finalization of certain income tax audits. The effective tax rate for the three months ended June 30, 2006 was impacted by $5 million of non-tax deductible charges.

Results of Operations by Segment

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following tables present summary financial information by segment and reconciliation to consolidated totals derived from Note 13 to our Consolidated Financial Statements for the three months ended June 30, 2007 and 2006:

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2006
		Percent Share of Total		Percent Share of Total
	(in millions, except percentages)
Total revenues
Asset Accumulation and Income	$1,616	74%	$1,493	73%
Protection	508	23	496	24
Corporate and Other	71	3	74	4
Eliminations	(13)	—	(10)	(1)
Consolidated total revenues	$2,182	100%	$2,053	100%

Total expenses
Asset Accumulation and Income	$1,338	69%	$1,271	68%
Protection	406	21	404	22
Corporate and Other	206	11	202	11
Eliminations	(13)	(1)	(10)	(1)
Consolidated total expenses	$1,937	100%	$1,867	100%

Pretax segment income (loss)
Asset Accumulation and Income	$278	113%	$222	119%
Protection	102	42	92	50
Corporate and Other	(135)	(55)	(128)	(69)
Consolidated income before income tax provision	$245	100%	$186	100%

Asset Accumulation and Income

The following table presents the results of operations of our AA&I segment for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	2006	Change
	(in millions, except percentages)
Revenues
Management, financial advice and service fees	$788	$654	$134	20%
Distribution fees	386	297	89	30
Net investment income	392	427	(35)	(8)
Other revenues	50	115	(65)	(57)
Total revenues	1,616	1,493	123	8
Expenses
Compensation and benefits-field	472	376	96	26
Interest credited to account values	267	271	(4)	(1)
Benefits, claims, losses and settlement expenses	7	12	(5)	(42)
Amortization of deferred acquisition costs	85	91	(6)	(7)
Interest and debt expense	3	5	(2)	(40)
Other expenses	504	516	(12)	(2)
Total expenses	1,338	1,271	67	5
Pretax segment income	$278	$222	$56	25

Overall

Our AA&I segment results for the three months ended June 30, 2007 were led by the growth in our fee-based businesses, primarily driven by strong wrap and annuity variable account inflows and market appreciation, and continued advisor productivity gains. These improvements to profitability were partially offset by the impact of lower account balances and spread compression in fixed annuity and certificate products and the sale of our defined contribution recordkeeping business in the second quarter of 2006.

Revenues

Management, financial advice and service fees increased primarily as a result of growth in our variable annuity account assets and wrap account assets. Management, financial advice and service fees related to variable annuities increased $48 million, or 33%, and were driven by higher levels of annuity variable account values, which increased 35% to $49.7 billion at June 30, 2007. Our brokerage business had an increase in management, financial advice and service fees of $57 million, or 27%, driven by net increases in wrap account assets of 34% to $89.1 billion at June 30, 2007. Overall, managed assets increased 12% over the prior year quarter.

The growth in distribution fees was driven by our brokerage business, which had an increase in distribution fees of $92 million, or 38%, compared to the year-ago period primarily driven by strong advisor cash sales, including an increase in sales of direct investments as clients reinvested proceeds from real estate investment trust liquidations. Distribution fees were also positively impacted by market appreciation.

Net investment income declined $35 million compared to the second quarter of 2006. The decline was primarily attributable to declining average balances in annuity fixed accounts and certificate products, partially offset by higher net investment income attributable to derivatives used to hedge certain expense line items and net interest income from Ameriprise Bank. Net investment income related to derivatives used to hedge certain expense line items increased $7 million, which included a $24 million increase in net investment income related to derivatives used to hedge interest credited expenses for stock market certificates and equity indexed annuities, partially offset by a $17 million decrease in net investment income related to options used to hedge benefits, claims, losses and settlement expenses for Guaranteed Minimum Withdrawal Benefit (“GMWB”) riders. Net realized investment gains were $1 million in the second quarter of 2007 compared to $6 million in the second quarter of 2006.

Other revenues decreased $65 million, or 57%, primarily due to the inclusion of $66 million in proceeds from the sale of the defined contribution recordkeeping business in the second quarter of 2006. Revenues related to certain consolidated limited partnerships decreased $13 million compared to the second quarter of 2006. The expenses related to the consolidated limited partnerships are primarily reflected within other expenses. Variable annuity guaranteed benefit rider charges increased $11 million from the second quarter of 2006.

Expenses

The increase in compensation and benefits-field reflects higher commissions paid driven by strong sales activity and higher GDC.

The decrease in interest credited to account values reflects a decrease related to annuities of $16 million and an increase related to certificates of $13 million. The decrease related to annuities was primarily attributable to the continued decline in fixed annuity account balances, partially offset by market related changes to our equity indexed annuities. The increase in interest credited to certificates was primarily attributable to higher stock market participation costs driven by equity market appreciation, partially offset by declining balances.

The $5 million decrease in benefits, claims, losses and settlement expenses in the second quarter of 2007 was primarily attributable to favorable market impacts on variable annuity benefit expenses.

DAC amortization decreased $6 million, or 7%, to $85 million for the three months ended June 30, 2007, primarily due to decreases in DAC amortization related to mutual fund products and fixed annuities. For variable annuities, increases in DAC amortization from growth in business volumes and the recurring impact of adopting SOP 05-1 were offset by the favorable impact of equity markets.

Other expenses, which include compensation and benefits–non-field, decreased $12 million, or 2%, to $504 million for the second quarter of 2007, primarily due to $30 million of costs associated with the sale of our defined contribution recordkeeping business in the second quarter of 2006 and a decrease in legal and regulatory expenses, partially offset by higher accrued management incentive compensation in recognition of year-to-date performance, expenses attributable to Ameriprise Bank and increased spending on investment initiatives.

Protection

The following table presents the results of operations of our Protection segment for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	2006	Change
	(in millions, except percentages)
Revenues
Management, financial advice and service fees	$24	$19	$5	26%
Distribution fees	29	27	2	7
Net investment income	88	86	2	2
Premiums	251	234	17	7
Other revenues	116	130	(14)	(11)
Total revenues	508	496	12	2
Expenses
Compensation and benefits-field	24	22	2	9
Interest credited to account values	36	36	—	—
Benefits, claims, losses and settlement expenses	223	213	10	5
Amortization of deferred acquisition costs	40	62	(22)	(35)
Other expenses	83	71	12	17
Total expenses	406	404	2	—
Pretax segment income	$102	$92	$10	11

Overall

Our Protection segment results for the three months ended June 30, 2007 were driven by growth in our auto and home insurance and VUL/UL businesses. We continue to gain market share in our auto and home insurance business as a result of our Costco alliance. Auto and home insurance policies in-force generated through this alliance were up 16% at June 30, 2007 compared to June 30, 2006. Total life insurance in-force increased 8% to $181 billion at June 30, 2007.

Revenues

Premiums increased $17 million, or 7%, to $251 million for the three months ended June 30, 2007, primarily due to higher volumes in our auto and home insurance products. Auto and home average policy counts increased 8% over the second quarter of 2006.

The decrease in other revenues in the second quarter of 2007 was related to recognizing $18 million in the second quarter of 2006 of previously deferred cost of insurance revenues.

Expenses

Benefits, claims, losses and settlement expenses increased $10 million, or 5%, to $223 million for the three months ended June 30, 2007. Expenses in the second quarter of 2006 included a $12 million reduction to auto and home insurance reserves related to accident years 2004 and 2005 and $7 million of additional claims expense in connection with the recognition of previously deferred cost of insurance revenues. Volume-driven increases in auto and home and variable universal life insurance expenses were partially offset by favorable mortality experience.

DAC amortization decreased $22 million, or 35%, to $40 million for the three months ended June 30, 2007 primarily due to a $28 million unfavorable adjustment related to auto and home products in the second quarter of 2006.

Other expenses, which include compensation and benefits–non-field, increased $12 million, or 17%, over the prior year quarter primarily due to higher accrued management incentive compensation in recognition of year-to-date performance and increased distribution costs.

Corporate and Other

The following table presents the results of operations of our Corporate segment for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	2006	Change
	(in millions, except percentages)
Revenues
Management, financial advice and service fees	$53	$51	$2	4%
Distribution fees	—	1	(1)	#
Net investment income	7	11	(4)	(36)
Other revenues	11	11	—	—
Total revenues	71	74	(3)	(4)
Expenses
Compensation and benefits-field	49	43	6	14
Interest and debt expense	31	25	6	24
Separation costs	63	84	(21)	(25)
Other expenses	63	50	13	26
Total expenses	206	202	4	2
Pretax segment loss	$(135)	$(128)	$(7)	(5)

#                 Variance of 100% or greater.

Overall

Our Corporate pretax segment loss was $135 million for the three months ended June 30, 2007, compared to $128 million for the three months ended June 30, 2006. The higher pretax segment loss in the second quarter of 2007 was primarily due to a decrease in net investment income and higher expenses, partially offset by a $21 million decrease in separation costs.

Revenues

Management, financial advice and service fees increased $2 million, or 4%, to $53 million for the three months ended June 30, 2007, primarily due to higher financial planning fees.

Net investment income decreased $4 million, or 36%, to $7 million for the three months ended June 30, 2007, primarily due to the mark-to-market of equity market hedges, partially offset by the mark-to-market of trading securities and lower amortization of affordable housing partnerships compared to the second quarter of 2006.

Expenses

The increase in compensation and benefits-field in the second quarter of 2007 relates to higher financial planning volume.

The increase in interest and debt expense in the second quarter of 2007 primarily reflects the interest on the junior notes issued in May 2006. Interest expense on the junior notes was $9 million for the three months ended June 30, 2007 compared to $4 million for the three months ended June 30, 2006.

Separation costs incurred in the second quarter of 2007 were primarily associated with separating and reestablishing our technology platforms. In the second quarter of 2006, these costs were primarily associated with separating and reestablishing our technology platforms and establishing the Ameriprise Financial brand. We expect to incur all remaining separation costs in the second half of 2007.

Other expenses, which include compensation and benefits–non-field, increased $13 million, or 26%, from the year-ago period primarily due to higher accrued management incentive compensation in recognition of year-to-date performance and increased spending on investment initiatives.

Consolidated Results of Operations

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table presents our consolidated results of operations for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006	Change
	(in millions, except percentages)
Revenues
Management, financial advice and service fees	$1,654	$1,431	$223	16%
Distribution fees	759	626	133	21
Net investment income	1,003	1,096	(93)	(8)
Premiums	479	449	30	7
Other revenues	350	400	(50)	(13)
Total revenues	4,245	4,002	243	6
Expenses
Compensation and benefits:
Field	1,024	859	165	19
Non-field	723	646	77	12
Total compensation and benefits	1,747	1,505	242	16
Interest credited to account values	590	631	(41)	(6)
Benefits, claims, losses and settlement expenses	449	452	(3)	(1)
Amortization of deferred acquisition costs	259	281	(22)	(8)
Interest and debt expense	64	51	13	25
Separation costs	148	151	(3)	(2)
Other expenses	527	554	(27)	(5)
Total expenses	3,784	3,625	159	4
Income before income tax provision	461	377	84	22
Income tax provision	100	91	9	10
Net income	$361	$286	$75	26

Overall

Consolidated net income for the six months ended June 30, 2007 was $361 million, up $75 million, or 26%, from $286 million for the six months ended June 30, 2006. This income growth reflected strong growth in fee-based businesses and expense controls resulting in pretax income margin improving to 10.9% for the first half of 2007 from 9.4% for the prior year period. The strong growth in fee-based businesses was driven by strong net inflows in wrap accounts and annuity variable accounts, as well as market appreciation. These positives were partially offset by lower spread income due to declining annuity fixed account and certificate balances. The strong net inflows in wrap accounts and annuity variable accounts and declining annuity fixed account and certificate balances reflect our strategic shift to less capital-intensive, fee-based products.

Income in both the first half of 2007 and 2006 was impacted by non-recurring separation costs of $148 million and $151 million, respectively ($96 million and $98 million, respectively, after-tax). Excluding these non-recurring separation costs, our pretax income margin improved to 14.3% for the first half of 2007 from 13.2% for the first half of 2006.

Revenues

Management, financial advice and service fees increased $223 million, or 16%, primarily driven by the growth in our fee-based businesses of our AA&I segment. Our AA&I segment had increases in fees related to brokerage and variable annuities of $88 million and $87 million, respectively. Wrap account assets increased 34% and annuity variable account assets increased 35% over the prior year period driven by strong net inflows and market appreciation. These increases were partially offset by a decline in fees relative to the first half of 2006 of $27 million due to the sale of our defined contribution recordkeeping business in the second quarter of 2006.

Distribution fees for the six months ended June 30, 2007 were $759 million, up $133 million, or 21%, from the year-ago period driven by strong advisor cash sales, including an increase in sales of direct investments as clients reinvested proceeds from real estate investment trust liquidations. Total cash sales were up 15% from the year-ago period. Distribution fees were also positively impacted by market appreciation.

Net investment income for the six months ended June 30, 2007 decreased $93 million, or 8%, from the six months ended June 30, 2006, primarily driven by lower average account balances in annuity fixed accounts and certificates and lower owned hedge fund investments, partially offset by an increase in net investment income attributable to Ameriprise Bank. As expected, annuity fixed account and certificate balances are declining as clients choose other products in the current interest rate environment and as we focus on fee-based products. Included in net investment income were net realized investment gains of $11 million in the first half of 2007 compared to $10 million in the same period of 2006. Net gains on trading securities and equity method investments in owned hedge funds were $16 million lower in the first half of 2007 compared to the first half of 2006, primarily due to the planned liquidation of externally managed hedge funds. Net investment income related to derivatives used to hedge certain expense line items increased $3 million, which included a $12 million increase in net investment income related to derivatives used to hedge interest credited expenses for stock market certificates and equity indexed annuities, partially offset by a $9 million decrease in net investment income related to options used to hedge benefits, claims, losses and settlement expenses for GMWB riders.

Premiums increased $30 million, or 7%, to $479 million for the six months ended June 30, 2007 compared to the same period in 2006. This increase was primarily driven by premium increases of $24 million in auto and home insurance resulting from increased policy counts.

Other revenues decreased $50 million, or 13%, to $350 million for the six months ended June 30, 2007, compared to the same period in 2006. This decrease was primarily related to the inclusion of $66 million in proceeds from the sale of our defined contribution recordkeeping business and $18 million from recognizing previously deferred cost of insurance revenues in the first half of 2006. Excluding these items, other revenues increased 11% primarily due to higher fees from variable annuity rider charges and cost of insurance charges for VUL/UL products, partially offset by lower revenues related to certain consolidated limited partnerships.

Expenses

The increase in compensation and benefits-field primarily reflects higher commissions paid driven by overall business growth and increases in advisor productivity, as reflected by 19% growth in total GDC and higher advisor assets under management.

Compensation and benefits–non-field increased $77 million, or 12%, from the year-ago period primarily related to higher accrued incentive compensation in recognition of year-to-date performance and higher technology related spending on investment initiatives, partially offset by lower severance costs and the elimination of expenses related to our defined contribution recordkeeping business, which was sold in the second quarter of 2006.

The decrease in interest credited to account values reflects a decrease related to annuities of $48 million and an increase related to certificates and other products of $7 million. The decrease related to annuities was primarily attributable to the continued decline in fixed annuity account balances. The increase in interest credited to certificates was primarily attributable to higher stock market participation costs driven by equity market appreciation, partially offset by declining balances.

Benefits, claims, losses and settlement expenses decreased $3 million, or 1%, primarily due to the favorable impact of markets on liabilities for guaranteed benefits associated with our variable annuity business. Expenses in the first half of 2006 included a $12 million reduction to auto and home insurance reserves related to accident years 2004 and 2005 and $7 million of additional claims expense in connection with the recognition of previously deferred cost of insurance revenues. Expenses in the first half of 2007 included an unfavorable $12 million adjustment in reserves for disability income insurance claims.

Amortization of DAC decreased $22 million, or 8%, primarily due to a $28 million unfavorable adjustment related to auto and home products in the second quarter of 2006 and lower DAC amortization associated with mutual fund products, partially offset by higher DAC amortization associated with variable annuities driven by growth in variable annuity product volumes and the recurring impact of adopting SOP 05-1.

Interest and debt expense increased $13 million, or 25%, due to the issuance of $500 million of junior notes in May 2006.

Separation costs incurred in the first half of 2007 were primarily associated with separating and reestablishing our technology platforms. In the first half of 2006, these costs were primarily associated with separating and reestablishing our technology platforms and establishing the Ameriprise Financial brand. We expect to incur all remaining separation costs in the second half of 2007.

Other expenses decreased $27 million, or 5%, from the year-ago period. Other expenses for the first half of 2006 included $14 million of expenses associated with the sale of the defined contribution recordkeeping business. Legal and regulatory expenses decreased $23 million and expenses capitalized as DAC increased $20 million resulting in a decrease to other expenses. These decreases were partially offset by higher professional and consultant fees related to increased spending on investment initiatives, as well as expenses related to Ameriprise Bank and other expenses related to corporate activities.

Income Taxes

Our effective tax rate was 21.7% for the six months ended June 30, 2007, compared to 24.2% for the six months ended June 30, 2006. The effective tax rate for the six months ended June 30, 2007 was impacted by a $16 million tax benefit related to the finalization of certain income tax audits.

Results of Operations by Segment

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following tables present summary financial information by segment and reconciliation to consolidated totals derived from Note 13 to our Consolidated Financial Statements for the six months ended June 30, 2007 and 2006:

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006
		Percent Share of Total		Percent Share of Total
	(in millions, except percentages)
Total revenues
Asset Accumulation and Income	$3,113	73%	$2,915	73%
Protection	1,008	24	969	24
Corporate and Other	150	4	138	3
Eliminations	(26)	(1)	(20)	—
Consolidated total revenues	$4,245	100%	$4,002	100%

Total expenses
Asset Accumulation and Income	$2,603	69%	$2,465	68%
Protection	805	21	803	22
Corporate and Other	402	11	377	10
Eliminations	(26)	(1)	(20)	—
Consolidated total expenses	$3,784	100%	$3,625	100%

Pretax segment income (loss)
Asset Accumulation and Income	$510	111%	$450	119%
Protection	203	44	166	44
Corporate and Other	(252)	(55)	(239)	(63)
Consolidated income before income tax provision	$461	100%	$377	100%

Asset Accumulation and Income

The following table presents the results of operations of our AA&I segment for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006	Change
	(in millions, except percentages)
Revenues
Management, financial advice and service fees	$1,506	$1,300	$206	16%
Distribution fees	703	570	133	23
Net investment income	807	902	(95)	(11)
Other revenues	97	143	(46)	(32)
Total revenues	3,113	2,915	198	7
Expenses
Compensation and benefits-field	891	742	149	20
Interest credited to account values	520	559	(39)	(7)
Benefits, claims, losses and settlement expenses	(1)	16	(17)	#
Amortization of deferred acquisition costs	184	178	6	3
Interest and debt expense	6	8	(2)	(25)
Other expenses	1,003	962	41	4
Total expenses	2,603	2,465	138	6
Pretax segment income	$510	$450	$60	13

#                 Variance of 100% or greater.

Overall

Our AA&I segment results for the six months ended June 30, 2007 were led by the growth in our fee-based businesses, primarily driven by strong net inflows in wrap and annuity variable accounts and market appreciation, and continued advisor productivity gains. These improvements to profitability were partially offset by the impact of lower account balances and spread compression in the fixed annuity and certificate products.

Revenues

Management, financial advice and service fees increased $206 million, or 16%, primarily as a result of growth in our wrap account assets and variable annuity account assets. Management, financial advice and service fees related to variable annuities increased $87 million, or 31%, and were driven by higher levels of annuity variable account values, which increased 35% to $49.7 billion at June 30, 2007. Our brokerage business had an increase in management, financial advice and service fees of $88 million, or 21%, driven by net increases in wrap account assets of 34% to $89.1 billion at June 30, 2007. Overall, managed assets increased 12% over the prior year period.

The growth in distribution fees was driven by our brokerage business, which had an increase in distribution fees of $144 million, or 32%, compared to the year-ago period primarily due to strong advisor cash sales, including an increase in sales of direct investments as clients reinvested proceeds from real estate investment trust liquidations. Distribution fees were also positively impacted by market appreciation.

Net investment income declined $95 million, or 11%, compared to the first half of 2006. The decline was primarily attributable to declining average balances in annuity fixed accounts and certificate products and lower owned hedge fund investments, partially offset by an increase in net investment income attributable to Ameriprise Bank. Net realized investment gains were $9 million in the first half of 2007 compared to $7 million in the first half of 2006. Net gains on trading securities and equity method investments in owned hedge funds were $16 million lower in the first half of 2007 compared to the first half of 2006, primarily due to the planned liquidation of externally managed hedge funds. Net investment income related to derivatives used to hedge certain expense line items increased $3 million, which included a $12 million increase in net investment income related to derivatives used to hedge interest credited expenses for stock market certificates and equity indexed annuities, partially offset by a $9 million decrease in net investment income related to options used to hedge benefits, claims, losses and settlement expenses for GMWB riders.

Other revenues decreased $46 million, or 32%, primarily due to the inclusion of $66 million in proceeds from the sale of the defined contribution recordkeeping business in the first half of 2006. Variable annuity guaranteed benefit rider charges increased $18 million from the first half of 2006.

Expenses

The increase in compensation and benefits-field reflects higher commissions paid driven by strong sales activity and higher GDC.

The decrease in interest credited to account values reflects a decrease related to annuities of $48 million and an increase related to certificates of $9 million. The decrease related to annuities was primarily attributable to the continued decline in fixed annuity account balances. The increase in interest credited to certificates was primarily attributable to higher stock market participation costs driven by equity market appreciation, partially offset by declining balances.

The $17 million decrease in benefits, claims, losses and settlement expenses in the first half of 2007 was primarily attributable to the favorable impact of markets on liabilities for guaranteed benefits associated with our variable annuity business.

DAC amortization increased $6 million, or 3%, to $184 million for the six months ended June 30, 2007 primarily due to increased amortization of DAC associated with variable annuities driven by growth in variable annuity product volumes and the recurring impact of adopting SOP 05-1, partially offset by reduced amortization of DAC associated with mutual fund products.

Other expenses, which include compensation and benefits–non-field, increased $41 million, or 4%, to $1.0 billion for the first half of 2007, primarily due to higher accrued management incentive compensation in recognition of year-to-date performance, expenses attributable to Ameriprise Bank and increased spending on investment initiatives. These increases were partially offset by a decrease in legal and regulatory expenses. In addition, the first half of 2006 included $30 million of costs associated with the sale of our defined contribution recordkeeping business.

Protection

The following table presents the results of operations of our Protection segment for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006	Change
	(in millions, except percentages)
Revenues
Management, financial advice and service fees	$46	$38	$8	21%
Distribution fees	57	55	2	4
Net investment income	177	175	2	1
Premiums	496	460	36	8
Other revenues	232	241	(9)	(4)
Total revenues	1,008	969	39	4
Expenses
Compensation and benefits-field	49	45	4	9
Interest credited to account values	70	72	(2)	(3)
Benefits, claims, losses and settlement expenses	450	436	14	3
Amortization of deferred acquisition costs	75	103	(28)	(27)
Other expenses	161	147	14	10
Total expenses	805	803	2	—
Pretax segment income	$203	$166	$37	22

Overall

Our Protection segment results for the six months ended June 30, 2007 were driven by growth in our auto and home insurance and VUL/UL businesses. We continue to gain market share in our auto and home insurance business as a result of our Costco alliance. Auto and home insurance policies in-force generated through this alliance were up 16% at June 30, 2007 compared to June 30, 2006. Total life insurance in-force increased 8% to $181 billion at June 30, 2007.

Revenues

Premiums increased $36 million, or 8%, to $496 million for the six months ended June 30, 2007, primarily due to higher volumes in our auto and home insurance products. Auto and home average policy counts increased 8% over the first half of 2006.

Other revenues decreased primarily due to recognizing $18 million of previously deferred cost of insurance revenues in the first half of 2006. This decrease was partially offset by an $8 million increase in cost of insurance charges on VUL/UL products due to volume increases.

Expenses

Benefits, claims, losses and settlement expenses increased $14 million, or 3%, to $450 million for the six months ended June 30, 2007. Expenses in the first half of 2006 included a $12 million reduction to auto and home insurance reserves related to accident years 2004 and 2005 and $7 million of additional claims expense in connection with the recognition of previously deferred cost of insurance revenues. Expenses in the first half of 2007 included an unfavorable $12 million adjustment in reserves for disability income insurance claims.

DAC amortization decreased $28 million, or 27%, to $75 million for the six months ended June 30, 2007, primarily due to a $28 million unfavorable adjustment related to auto and home products in the first half of 2006.

Other expenses, which include compensation and benefits–non-field, increased $14 million, or 10%, over the prior year period partially due to higher accrued management incentive compensation in recognition of year-to-date performance and increased distribution costs.

Corporate and Other

The following table presents the results of operations of our Corporate segment for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006	Change
	(in millions, except percentages)
Revenues
Management, financial advice and service fees	$107	$99	$8	8%
Distribution fees	—	1	(1)	#
Net investment income	23	22	1	5
Other revenues	20	16	4	25
Total revenues	150	138	12	9
Expenses
Compensation and benefits-field	97	83	14	17
Interest and debt expense	62	46	16	35
Separation costs	148	151	(3)	(2)
Other expenses	95	97	(2)	(2)
Total expenses	402	377	25	7
Pretax segment loss	$(252)	$(239)	$(13)	(5)

Overall

Our Corporate pretax segment loss was $252 million for the six months ended June 30, 2007, compared to $239 million for the six months ended June 30, 2006. The higher pretax segment loss in the first half of 2007 was primarily due to higher compensation and benefits-field expense and higher interest and debt expense, partially offset by an increase in revenues.

Revenues

Management, financial advice and service fees increased $8 million, or 8%, to $107 million for the six months ended June 30, 2007, primarily due to higher financial planning fees.

Expenses

The increase in compensation and benefits-field in the first half of 2007 relates to higher financial planning volume.

The increase in interest and debt expense in the first half of 2007 primarily reflects the interest on the junior notes issued in May 2006. Interest expense on the junior notes was $19 million for the six months ended June 30, 2007 compared to $4 million for the prior year period.

Separation costs incurred in the first half of 2007 were primarily associated with separating and reestablishing our technology platforms. In the first half of 2006, these costs were primarily associated with separating and reestablishing our technology platforms and establishing the Ameriprise Financial brand. We expect to incur all remaining separation costs in the second half of 2007.

Liquidity and Capital Resources

We maintained substantial liquidity during the second quarter of 2007. At June 30, 2007, we had $3.3 billion in cash and cash equivalents, an increase from $2.1 billion at June 30, 2006. We have additional liquidity available through an unsecured revolving credit facility for $750 million that expires in September 2010. Under the terms of the underlying credit agreement, we can increase this facility to $1.0 billion. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this credit facility and had $6 million of outstanding letters of credit at June 30, 2007. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

Ameriprise Financial, Inc. is primarily a parent holding company for the operations carried out by our wholly owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life Insurance Company (“RiverSource Life,” formerly IDS Life Insurance Company), our face-amount certificate subsidiary, Ameriprise Certificate Company, our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, Inc., our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc., our auto and home insurance subsidiary, IDS Property Casualty Insurance Company, doing business as Ameriprise Auto & Home Insurance, Threadneedle, RiverSource Service Corporation and our investment advisory company, RiverSource Investments, LLC. The payment of dividends or return of capital by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital as of
(in millions)	June 30, 2007	December 31, 2006	Regulatory Capital Requirement
RiverSource Life Insurance Company(1)(2)	$3,381	$3,511	$590
RiverSource Life Insurance Co. of New York(1)(2)	281	348	38
IDS Property Casualty Insurance Company(1)(3)(4)	553	523	115
AMEX Assurance Company(1)(2)(4)	122	118	6
Ameriprise Insurance Company(1)(3)	48	47	2
Ameriprise Certificate Company(5)	250	279	228
Threadneedle Asset Management Holdings Limited(6)	246	222	182
Ameriprise Bank, FSB(7)	172	169	172
Ameriprise Financial Services, Inc.(3)(5)	126	85	#
Ameriprise Captive Insurance Company(1)(3)	11	—	11
Ameriprise Trust Company(3)	53	49	36
American Enterprise Investment Services, Inc.(3)(5)	59	38	6
Securities America, Inc.(3)(5)	16	2	#
RiverSource Distributors, Inc.(3)(5)	5	#	#

#                 Amounts are less than $1 million.

(1)             Actual capital is determined on a statutory basis.

(2)       Regulatory capital requirement is based on the most recent statutory risk-based capital filing, as of December 31, 2006.

(3)       Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of June 30, 2007.

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

(6)       Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. Both actual capital and regulatory capital requirements are as of December 31, 2006, based on the most recent required U.K. filing.  Actual capital as of December 31, 2006 relates to the June 30, 2006 filing.

(7)            Ameriprise Bank holds capital in compliance with the Federal Deposit Insurance Corporation policy regarding de novo depository institutions.

In addition to the particular regulations restricting dividend payments and establishing subsidiary capitalization requirements, we take into account the overall health of the business, capital levels and risk management considerations in determining a dividend strategy for payments to our company from our subsidiaries and in deciding to use cash to make capital contributions to our subsidiaries. During the six months ended June 30, 2007, Ameriprise Financial, Inc. received dividends from and made contributions to subsidiaries of $440 million and $40 million, respectively. Of the dividends received, $250 million came from ordinary dividends from RiverSource Life.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2007 was $12 million compared to $536 million provided by operating activities for the six months ended June 30, 2006, a change of $548 million. The cash flows for the six months ended June 30, 2006 included proceeds of $154 million related to the liquidation of segregated cash investments due to declines in brokerage deposits as well as $203 million related to securities sold under agreements to repurchase. The remaining change was primarily related to an increase in incentive compensation payments in the first half of 2007 compared to the first half of 2006 and a $100 million payment in the first half of 2007 related to the settlement of a consolidated securities class action lawsuit.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and insurance products reflected in financing activities.

Net cash provided by investing activities for the six months ended June 30, 2007 was $3.4 billion compared to $1.2 billion for the six months ended June 30, 2006. Purchases of Available-for-Sale securities decreased $1.1 billion to $636 million for the six months ended June 30, 2007, compared to $1.8 billion for the six months ended June 30, 2006. Proceeds from sales of Available-for-Sale securities for the six months ended June 30, 2007 increased $1.5 billion to $2.7 billion from $1.2 billion for the six months ended June 30, 2006.

Investments are principally funded by sales of insurance, annuities and investment certificates and by reinvested income. Our total investments at June 30, 2007 and December 31, 2006 included investments held by our insurance subsidiaries of $26.2 billion and $29.6 billion, respectively.

Our Available-for-Sale investments primarily include corporate debt securities and mortgage and other asset-backed securities, which had fair values of $14.7 billion and $10.7 billion, respectively, at June 30, 2007 compared to $16.8 billion and $12.3 billion, respectively, at December 31, 2006. Our Available-for-Sale corporate debt securities comprise a diverse portfolio, with the largest concentrations of the portfolio in the following industries: 35% in banking and finance, 21% in utilities and 12% in media. Investments also included $3.0 billion and $3.1 billion of commercial mortgage loans on real estate as of June 30, 2007 and December 31, 2006, respectively. At both June 30, 2007 and December 31, 2006, 69% of our Available-for-Sale investment portfolio was rated A or better, while 6% and 7%, respectively, of our Available-for-Sale investment portfolio was below investment grade.

Financing Activities

Net cash used in financing activities was $2.8 billion for the six months ended June 30, 2007 compared to $2.1 billion for the six months ended June 30, 2006. This change was primarily related to the issuance of our junior notes in the second quarter of 2006.

Cash used for surrenders and other benefits on policyholder and contractholder account values, most of which related to fixed annuities, increased $128 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Cash flows related to receipts from investment certificates and banking time deposits declined $383 million for the six months ended June 30, 2007, compared to the same period in 2006, while cash used for investment certificate and banking time deposit maturities, withdrawals and cash surrenders decreased $601 million.

We used cash of $494 million for the six months ended June 30, 2007 for the purchase of 8.2 million treasury shares under our share repurchase programs. We used our existing working capital to fund these share repurchases, and we currently intend to fund additional share repurchases through existing working capital, future earnings, debt capacity and other customary financing methods. Pursuant to the Ameriprise Financial 2005 Incentive Compensation Plan, we reacquired 0.5 million shares of our common stock in the first half of 2007 through the surrender of restricted shares upon vesting and paid in the aggregate $25 million related to the holders’ income tax obligations on the vesting date. We have $871 million remaining under a share repurchase program authorized by our Board of Directors. This share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, purchases may be commenced or suspended at any time without prior notice.

Contractual Commitments

There have been no material changes in our contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2007, we closed on one structured investment that we manage, which has approximately $490 million issued. As a condition to managing this structure, we were required to invest approximately $3 million in the residual or “equity” tranche of the facility, which is the most subordinated tranche of securities issued by the structured investment entity. As an investor in the residual tranche, our return correlates to the performance of the portfolio of high-yield investments comprising the structured investment. Our exposure as an investor is limited solely to our aggregate investment in these facilities, and we have no obligation, contingent or otherwise, that could require any further funding of the investment. The structured investment is considered a variable interest entity but is not consolidated as we are not considered the primary beneficiary.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2007. For additional information, refer to “Management’s Discussion and Analysis – Quantitative and Qualitative Disclosures about Market Risks” of the Ameriprise Financial, Inc. 2006 Annual Report to Shareholders filed as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 27, 2007.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2007.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of 2007.

(a)	(b)			(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)

April 1 to April 30, 2007
Share repurchase program(1)	224,208	$58.34	(3)	224,208	$—
Share repurchase program(2)	1,125,792	$60.17	(3)	1,125,792	$932,257,204
Employee transactions(4)	962	$57.61		N/A	N/A

May 1 to May 31, 2007
Share repurchase program(2)	—	$—		—	$932,257,204
Employee transactions(4)	2,876	$60.41		N/A	N/A

June 1 to June 30, 2007
Share repurchase program(2)	946,300	$64.30	(3)	946,300	$871,412,683
Employee transactions(4)	28,263	$63.07		N/A	N/A

Totals
Share repurchase programs	2,296,300	$61.69		2,296,300
Employee transactions	32,101	$62.67		N/A
	2,328,401			2,296,300

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2007 annual meeting of shareholders was held on April 25, 2007. The holders of 209,804,254 shares of common stock, which represents approximately 88 percent of the outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy.

At the meeting, the vote on the election of four Class II directors, each for a term of three years to expire at the 2010 annual meeting or until their successors are elected and qualified, was as follows:

Name	Votes For	Votes Against	Abstentions
James M. Cracchiolo	205,735,634	2,289,166	1,779,454
Warren D. Knowlton	206,907,510	1,367,598	1,529,146
H. Jay Sarles	206,662,008	1,600,785	1,541,461
Robert F. Sharpe, Jr.	201,869,355	6,373,739	1,561,160

At the meeting, the vote on a proposal to approve the Amended and Restated Ameriprise Financial 2005 Incentive Compensation Plan was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
178,527,832	6,663,084	1,819,416	22,793,922

At the meeting, the vote on ratification of the Audit Committee’s selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2007 was as follows:

Votes For	Votes Against	Abstentions
207,892,456	487,020	1,424,778

ITEM 6.  EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: August 2, 2007	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date: August 2, 2007	By	/s/ David K. Stewart
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