Form 10-Q
period 2007-09-30
AMERIPRISE FINANCIAL INC
filed 2007-11-07
CIK 820027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐     No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2007
Common Stock (par value $.01 per share)	231,896,538 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Management, financial advice and service fees	$878	$720	$2,532	$2,151
Distribution fees	352	300	1,111	926
Net investment income	552	542	1,555	1,638
Premiums	246	244	725	693
Other revenues	174	171	524	571
Total revenues	2,202	1,977	6,447	5,979

Expenses
Compensation and benefits	855	756	2,602	2,261
Interest credited to account values	282	317	872	948
Benefits, claims, losses and settlement expenses	383	233	832	685
Amortization of deferred acquisition costs	128	87	387	368
Interest and debt expense	29	32	93	83
Separation costs	60	87	208	238
Other expenses	248	248	775	802
Total expenses	1,985	1,760	5,769	5,385
Income before income tax provision	217	217	678	594
Income tax provision	19	43	119	134
Net income	$198	$174	$559	$460

Earnings per Common Share:
Basic	$0.84	$0.71	$2.35	$1.86
Diluted	0.83	0.71	2.32	1.85

Weighted average common shares outstanding:
Basic	235.4	244.5	237.8	247.6
Diluted	239.2	246.4	241.4	249.3

Cash dividends paid per common share	$0.15	$0.11	$0.41	$0.33

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash and cash equivalents	$3,972	$2,717
Investments	31,161	35,553
Separate account assets	62,371	53,848
Receivables	3,079	2,960
Deferred acquisition costs	4,502	4,499
Restricted and segregated cash	1,206	1,236
Other assets	3,563	3,359
Total assets	$109,854	$104,172

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$28,051	$30,033
Separate account liabilities	62,371	53,848
Customer deposits	6,029	6,707
Debt	2,197	2,225
Accounts payable and accrued expenses	1,688	1,788
Other liabilities	1,760	1,646
Total liabilities	102,096	96,247

Shareholders’ Equity:
Common shares ($.01 par value; shares authorized,1,250,000,000; shares issued, 255,684,444 and 252,909,389, respectively)	3	3
Additional paid-in capital	4,593	4,353
Retained earnings	4,591	4,268
Treasury shares, at cost (23,267,227 and 11,517,958 shares, respectively)	(1,180)	(490)
Accumulated other comprehensive loss, net of tax:
Net unrealized securities losses	(226)	(187)
Net unrealized derivatives losses	(5)	(1)
Foreign currency translation adjustment	(15)	(18)
Defined benefit plans	(3)	(3)
Total accumulated other comprehensive loss	(249)	(209)
Total shareholders’ equity	7,758	7,925
Total liabilities and shareholders’ equity	$109,854	$104,172

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$559	$460
Adjustments to reconcile net income to net cash provided by operating activities:
Capitalization of deferred acquisition and sales inducement costs	(682)	(647)
Amortization of deferred acquisition and sales inducement costs	423	406
Depreciation and amortization	126	134
Deferred income taxes	48	16
Share-based compensation	110	83
Net realized investment gains	(28)	(25)
Other-than-temporary impairments and provision for loan losses	(21)	2
Premium and discount amortization on Available-for-Sale and other securities	84	94
Changes in operating assets and liabilities:
Segregated cash	107	152
Trading securities and equity method investments in hedge funds, net	(10)	145
Future policy benefits and claims, net	281	(40)
Receivables	(128)	(286)
Accounts payable and accrued expenses	(114)	188
Other, net	(20)	34
Net cash provided by operating activities	735	716

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	3,021	2,125
Maturities, sinking fund payments and calls	2,139	2,552
Purchases	(982)	(2,233)
Open securities transactions payable and receivable, net	83	34
Proceeds from sales and maturities of commercial mortgage loans	410	381
Funding of commercial mortgage loans	(338)	(308)
Proceeds from sale of AMEX Assurance	115	—
Proceeds from sales of other investments	106	109
Purchase of other investments	(56)	(116)
Purchase of land, buildings, equipment and software	(238)	(115)
Proceeds from sale of land, buildings, equipment and other	8	66
Change in restricted cash	(82)	(54)
Acquisition of bank deposits and loans, net	—	951
Other, net	(5)	(2)
Net cash provided by investing activities	4,181	3,390

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

(in millions)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	647	1,239
Interest credited to account values	152	153
Maturities, withdrawals and cash surrenders	(1,612)	(2,431)
Change in other customer deposits	135	(164)
Policyholder and contractholder account values:
Consideration received	795	980
Interest credited to account values	720	795
Surrenders and other benefits	(3,736)	(3,620)
Proceeds from issuance of debt, net of issuance costs	—	516
Principal repayments of debt	(28)	(252)
Dividends paid to shareholders	(98)	(82)
Repurchase of common shares	(690)	(438)
Exercise of stock options	30	11
Excess tax benefits from share-based compensation	40	24
Policy loans:
Repayments	85	71
Issuances	(115)	(96)
Other, net	2	2
Net cash used in financing activities	(3,673)	(3,292)
Effect of exchange rate changes on cash	12	21
Net increase in cash and cash equivalents	1,255	835
Cash and cash equivalents at beginning of period	2,717	2,474
Cash and cash equivalents at end of period	$3,972	$3,309

Supplemental Disclosures:
Interest paid	$75	$63
Income taxes paid	$92	$185

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(in millions, except share amounts)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total

Balances at December 31, 2005	249,875,554	$2	$4,091	$3,745	$—	$(151)	$7,687
Comprehensive income:
Net income	—	—	—	460	—	—	460
Change in net unrealized securities losses	—	—	—	—	—	(74)	(74)
Change in net unrealized derivative gains	—	—	—	—	—	(5)	(5)
Foreign currency translation adjustment	—	—	—	—	—	4	4
Total comprehensive income	—	—	—	—	—	—	385
Dividends paid to shareholders	—	—	—	(82)	—	—	(82)
Treasury shares	(10,335,108)	—	—	—	(438)	—	(438)
Share-based compensation plans	2,572,936	1	200	—	—	—	201
Balances at September 30, 2006	242,113,382	$3	$4,291	$4,123	$(438)	$(226)	$7,753

Balances at December 31, 2006	241,391,431	$3	$4,353	$4,268	$(490)	$(209)	$7,925
Change in accounting principles	—	—	—	(138)	—	—	(138)
Comprehensive income:
Net income	—	—	—	559	—	—	559
Change in net unrealized securities losses	—	—	—	—	—	(39)	(39)
Change in net unrealized derivatives losses	—	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	—	3	3
Total comprehensive income	—	—	—	—	—	—	519
Dividends paid to shareholders	—	—	—	(98)	—	—	(98)
Treasury shares	(11,749,269)	—	—	—	(690)	—	(690)
Share-based compensation plans	2,775,055	—	186	—	—	—	186
Other, net	—	—	54	—	—	—	54
Balances at September 30, 2007	232,417,217	$3	$4,593	$4,591	$(1,180)	$(249)	$7,758

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

2.   Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provided clarification on the definition of an investment company. In October 2007, the Financial Accounting Standards Board (“FASB”) indefinitely deferred the effective date of SOP 07-1 with the intention of re-deliberating the guidance provided. The Company will delay evaluating the impact of adopting SOP 07-1 until after the FASB finalizes its deliberations.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FASB Interpretation No. (“FIN”) 46(R)-7, “Application of FIN 46(R) to Investment Companies” (“FSP 46(R)-7”). FSP 46(R)-7 is dependent upon clarification of the definition of an investment company as provided in SOP 07-1 and is effective upon the adoption of that SOP. The Company will delay evaluating the impact of adopting FSP 46(R)-7 until after the FASB finalizes its deliberations.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 gives entities the option to measure certain financial instruments and other items at fair value that are not currently permitted to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 requires entities to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating whether or not it will elect to adopt SFAS 159 for certain assets and liabilities.

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

In September 2005, the AICPA issued SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides clarifying guidance on accounting for deferred acquisition costs (“DAC”) associated with an insurance or annuity contract that is significantly modified or internally replaced with another contract. Prior to adoption, the Company accounted for many of these transactions as contract continuations and continued amortizing existing DAC against revenue from the new or modified contract. Effective on January 1, 2007, the Company adopted SOP 05-1 resulting in these transactions being prospectively accounted for as contract terminations. Consistent with this, the Company now anticipates these transactions in establishing amortization periods and other valuation assumptions. As a result of adopting SOP 05-1, the Company recorded as a cumulative change in accounting principle a pretax charge of $206 million, reducing DAC by $204 million, deferred sales inducement costs (“DSIC”) by $11 million and liabilities for future policy benefits by $9 million. The after-tax decrease to retained earnings for these changes was $134 million. The adoption of SOP 05-1, among other things, has resulted in an increase to DAC and DSIC amortization in 2007.

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

American Express has historically provided a variety of corporate and other support services for the Company, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal, procurement and other services. Following the Distribution, American Express provided the Company with many of these services pursuant to transition services agreements for transition periods of up to two years or more, if extended by mutual agreement of the Company and American Express. As of September 30, 2007, the Company has terminated all of these service agreements and has completed the separation from American Express.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3.   Separation and Distribution from American Express (continued)

The Company has incurred significant non-recurring separation costs as a result of the Separation. These costs have primarily been associated with establishing the Ameriprise Financial brand, separating and reestablishing the Company’s technology platforms and advisor and employee retention programs.

As of September 30, 2005, we entered into an agreement to sell the AMEX Assurance Company (“AMEX Assurance”) legal entity to American Express within two years after the Distribution for a fixed price equal to the net book value of AMEX Assurance as of the Distribution. The sale was completed on September 30, 2007 for a sale price of $115 million.

4.   Investments

The following is a summary of investments:

	September 30, 2007	December 31, 2006
	(in millions)
Available-for-Sale securities, at fair value	$26,564	$30,880
Commercial mortgage loans, net	3,007	3,056
Trading securities, at fair value, and equity method investments in hedge funds	596	579
Policy loans	683	652
Other investments	311	386
Total	$31,161	$35,553

Realized gains and losses on Available-for-Sale securities, determined using the specific identification method, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Gross realized gains from sales	$16	$15	$50	$38
Gross realized losses from sales	(1)	—	(22)	(13)
Other-than-temporary impairments	—	(1)	(2)	(2)

In the third quarter of 2007, the Company recorded a $23 million decrease to the allowance for loan losses on commercial mortgage loans.

5.   Deferred Acquisition Costs

Effective January 1, 2007, the Company adopted SOP 05-1. SOP 05-1 provides clarifying guidance on accounting for DAC associated with an insurance or annuity contract that is significantly modified or internally replaced with another contract. Prior to adoption, the Company accounted for many of these transactions as contract continuations and continued amortization of existing DAC against revenue from the new or modified contract. The Company’s adoption of SOP 05-1 resulted in these transactions being prospectively accounted for as contract terminations. As a result of adopting SOP 05-1, the Company recorded as a cumulative change in accounting principle a pretax reduction of $204 million.

The balances of and changes in DAC were as follows:

	2007	2006
	(in millions)
Balance at January 1	$4,499	$4,182
Cumulative effect of SOP 05-1 adoption	(204)	—
Capitalization of acquisition costs	585	554
Amortization, excluding impact of changes in assumptions	(383)	(384)
Amortization, impact of annual third quarter changes in DAC-related assumptions	(16)	38
Amortization, impact of other quarter changes in DAC-related assumptions	12	(22)
Impact of change in net unrealized securities losses	9	55
Balance at September 30	$4,502	$4,423

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

6.   Future Policy Benefits and Claims and Separate Account Liabilities

Future policy benefits and claims consisted of the following:

	September 30, 2007	December 31, 2006
	(in millions)
Fixed annuities	$14,968	$16,841
Equity indexed annuities accumulated host values	255	267
Equity indexed annuities embedded derivatives	60	50
Variable annuities fixed sub-accounts	5,542	5,975
Guaranteed minimum withdrawal benefits variable annuity guarantees	76	(12)
Guaranteed minimum accumulation benefits variable annuity guarantees	12	(5)
Other variable annuity guarantees	27	31
Total annuities	20,940	23,147
Variable universal life (“VUL”)/universal life insurance	2,565	2,562
Other life, disability income and long-term care insurance	4,041	3,852
Auto and home insurance	400	381
Policy claims and other policyholders’ funds	105	91
Total	$28,051	$30,033

Separate account liabilities consisted of the following:

	September 30, 2007	December 31, 2006
	(in millions)
Variable annuity variable sub-accounts	$51,587	$43,515
VUL insurance variable sub-accounts	6,446	5,772
Threadneedle investment liabilities	4,338	4,561
Total	$62,371	$53,848

7.   Customer Deposits

Customer deposits consisted of the following:

	September 30, 2007	December 31, 2006
	(in millions)
Fixed rate certificates	$2,745	$3,540
Stock market based certificates	1,038	1,041
Stock market embedded derivative reserves	46	48
Other	80	91
Less: accrued interest classified in other liabilities	(37)	(42)
Total investment certificate reserves	3,872	4,678
Brokerage deposits	1,101	1,176
Banking deposits	1,056	853
Total	$6,029	$6,707

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

8.   Debt

Debt and the stated interest rates were as follows:

	September 30, 2007		December 31, 2006
	Outstanding Balance	Stated Interest Rate	Outstanding Balance	Stated Interest Rate
	(in millions)		(in millions)
Senior notes due 2010	$800	5.4%	$800	5.4%
Senior notes due 2015	700	5.7	700	5.7
Junior subordinated notes due 2066	500	7.5	500	7.5
Fixed and floating rate notes due 2011:
Floating rate senior notes	56	5.9	84	5.9
Fixed rate notes	86	8.6	86	8.6
Fixed rate senior notes	46	7.2	46	7.2
Fixed rate notes	9	13.3	9	13.3
Total	$2,197		$2,225

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

On September 30, 2005, the Company obtained an unsecured revolving credit facility for $750 million expiring in September 2010 from various third party financial institutions. Under the terms of the credit agreement, the Company may increase the amount of this facility to $1.0 billion. As of September 30, 2007 and December 31, 2006, no borrowings were outstanding under this facility. Outstanding letters of credit issued against this facility were $6 million and $5 million as of September 30, 2007 and December 31, 2006, respectively. The Company has agreed under this credit agreement not to pledge the shares of its principal subsidiaries and was in compliance with this covenant as of September 30, 2007 and December 31, 2006.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

9.     Share-Based Compensation (continued)

For the three months and nine months ended September 30, 2007, the Company recognized expense of $35 million and $110 million, respectively, related to awards under these share-based compensation plans. For the three months and nine months ended September 30, 2006, the Company recognized expense of $27 million and $83 million, respectively, related to awards under these share-based compensation plans.

As of September 30, 2007, there was $199 million of total unrecognized compensation cost related to non-vested awards under the Company’s share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

10.  Other Expenses

Other expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Professional and consultant fees	$123	$84	$328	$260
Information technology and communications	45	40	109	141
Facilities and equipment	41	47	131	141
Advertising and promotion	24	22	76	84
Legal and regulatory	16	27	64	98
Travel and meetings	23	22	74	61
Printing and distribution	20	23	75	74
Minority interest	(3)	35	24	63
Other	41	27	149	112
Other expenses capitalized as DAC	(82)	(79)	(255)	(232)
Total	$248	$248	$775	$802

11.  Income Taxes

The Company’s effective tax rates were 8.8% and 17.6% for the three months and nine months ended September 30, 2007, respectively. The Company’s effective tax rates for the three months and nine months ended September 30, 2006 were 19.8% and 22.6%, respectively. The effective tax rate for the three months ended September 30, 2007 was impacted by a $21 million tax benefit related to our plan to begin repatriating earnings of certain Threadneedle entities through dividends and a $7 million tax benefit related to the finalization of the prior year tax return. The effective tax rate for the three months ended September 30, 2006 was impacted by a $13 million tax benefit related to the finalization of the prior year tax return. The effective tax rates are also impacted by the levels of pretax income relative to tax advantaged items, including the dividends received deduction, in each period.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Additionally, the Company has $45 million in capital loss carryforwards that expire December 31, 2009 as a result of the 2005 first short period tax return filed with American Express. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets was established as of September 30, 2007 and December 31, 2006.

Effective January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48 the Company recognized a $4 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of the date of adoption the Company had $113 million of gross unrecognized tax benefits. If recognized, approximately $57 million, net of federal tax benefits, would affect the effective tax rate. As of September 30, 2007, the Company had $109 million of gross unrecognized tax benefits. If recognized, approximately $42 million, net of federal tax benefits, would affect the effective tax rate.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

11.  Income Taxes (continued)

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized no net change in interest and penalties for the three months ended September 30, 2007 and a net reduction of interest and penalties of $7 million for the nine months ended September 30, 2007. The Company had $16 million and $9 million for the payment of interest and penalties accrued at January 1, 2007 and September 30, 2007, respectively.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company it is estimated that the total amount of unrecognized tax benefits and interest may decrease by $15 million to $18 million in the next 12 months.

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

12.  Earnings per Common Share

The computations of basic and diluted earnings per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions, except per share amounts)
Numerator:
Net income	$198	$174	$559	$460
Denominator:
Basic: Weighted-average common shares outstanding	235.4	244.5	237.8	247.6
Effect of potentially dilutive nonqualified stock options and other share-based awards	3.8	1.9	3.6	1.7
Diluted: Weighted-average common shares outstanding	239.2	246.4	241.4	249.3
Earnings per Common Share:
Basic	$0.84	$0.71	$2.35	$1.86
Diluted	0.83	0.71	2.32	1.85

Basic weighted average common shares for the three months and nine months ended September 30, 2007 included 1.4 million and 1.7 million, respectively, of vested, nonforfeitable restricted stock units and 3.5 million and 3.6 million, respectively, of non-vested restricted stock awards and restricted stock units that are forfeitable but receive nonforfeitable dividends. Basic weighted average common shares for the three months and nine months ended September 30, 2006 included 1.4 million and 1.8 million, respectively, of vested, nonforfeitable restricted stock units and 3.7 million and 3.7 million, respectively, of non-vested restricted stock awards and restricted stock units that are forfeitable but receive nonforfeitable dividends. Potentially dilutive securities include nonqualified stock options and other share-based awards.

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

The Protection segment offers a variety of protection products, both the Company’s and other companies’, including life, disability income, long-term care and auto and home insurance to address the identified protection and risk management needs of retail clients. The Company earns revenues in this operating segment primarily through premiums, fees and charges that the Company receives to assume insurance-related risk, fees the Company receives on assets supporting variable universal life separate account balances and net investment income on owned assets supporting insurance reserves and capital supporting the business.

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

The following is a summary of assets by segment:

	September 30, 2007	December 31, 2006
	(in millions)
Asset Accumulation and Income	$86,439	$83,308
Protection	19,812	17,360
Corporate and Other	3,603	3,504
Total assets	$109,854	$104,172

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13.  Segment Information (continued)

The following is a summary of segment operating results:

	Asset Accumulation and Income	Protection	Corporate and Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30,

2007
Revenue from external customers	$1,615	$510	$77	$—	$2,202
Intersegment revenue	4	8	—	(12)	—
Total revenues	$1,619	$518	$77	$(12)	$2,202

Income (loss) before income tax provision	$259	$73	$(115)	$—	$217
Income tax provision					19
Net income					$198

2006
Revenue from external customers	$1,418	$492	$67	$—	$1,977
Intersegment revenue	5	6	—	(11)	—
Total revenues	$1,423	$498	$67	$(11)	$1,977

Income (loss) before income tax provision	$192	$151	$(126)	$—	$217
Income tax provision					43
Net income					$174

Nine Months Ended September 30,

2007
Revenue from external customers	$4,719	$1,501	$227	$—	$6,447
Intersegment revenue	13	25	—	(38)	—
Total revenues	$4,732	$1,526	$227	$(38)	$6,447

Income (loss) before income tax provision	$769	$276	$(367)	$—	$678
Income tax provision					119
Net income					$559

2006
Revenue from external customers	$4,324	$1,450	$205	$—	$5,979
Intersegment revenue	14	17	—	(31)	—
Total revenues	$4,338	$1,467	$205	$(31)	$5,979

Income (loss) before income tax provision	$642	$317	$(365)	$—	$594
Income tax provision					134
Net income					$460

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

Davis Selected Advisors, L.P. or its affiliates (“Davis”) owned approximately 9% of the Company’s common stock at June 30, 2007. In the ordinary course of business, the Company obtains investment advisory or sub-advisory services from Davis. The Company, or the mutual funds or other clients to which the Company provides advisory services, pay fees to Davis for its services. In the ordinary course of business, Davis pays fees to the Company for distribution services of Davis’ products to the Company’s clients.

FMR Corp. or its affiliates (“FMR”) owned approximately 7% of the Company’s common stock at June 30, 2007. In the ordinary course of business, the Company pays fees to FMR for distribution services of RiverSource Funds to FMR’s clients and FMR pays fees to the Company for distribution services of FMR’s investment products to the Company’s clients.

On March 29, 2006, the Company entered into a Stock Purchase and Sale Agreement with Warren E. Buffett and Berkshire to repurchase 6.4 million shares of the Company’s common stock. The repurchase was completed on March 29, 2006 at a price per share equal to the March 29, 2006 closing price of $42.91 and reduced Berkshire’s ownership of the Company’s common stock to approximately 9.8% of common shares then outstanding. Berkshire’s ownership of the Company’s common stock was further reduced to approximately 1% at June 30, 2007.

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

15.  Common Share Repurchases

In January 2006, the Company’s Board of Directors authorized the repurchase of up to 2 million shares of the Company’s common stock. In March 2006, the Company’s Board of Directors authorized the expenditure of up to $750 million for the repurchase of additional shares through March 31, 2008. In March 2007, the Company’s Board of Directors authorized the expenditure of up to an additional $1.0 billion for the repurchase of shares through March 15, 2009. During the nine months ended September 30, 2007 and 2006, the Company repurchased a total of 11.1 million shares and 9.7 million shares, respectively, of its common stock for an aggregate cost of $665 million and $422 million, respectively. As of September 30, 2007, the Company had purchased all shares under the January 2006 and March 2006 authorizations and had $701 million remaining under the March 2007 authorization.

The Company may also reacquire shares of its common stock under its 2005 ICP related to restricted stock awards. Restricted shares that are forfeited before the vesting period has lapsed are recorded as treasury shares. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations. These vested restricted shares reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. The restricted shares forfeited under the 2005 ICP and recorded as treasury shares were 0.2 million during both the nine months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 and 2006, the Company reacquired 0.4 million shares and 0.4 million shares, respectively, of its common stock through the surrender of restricted shares upon vesting and paid in the aggregate $25 million and $16 million, respectively, related to the holders’ income tax obligations on the vesting date.

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

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and has been subject to examination by the SEC, Financial Industry Regulatory Authority (“FINRA,” formerly known as “NASD”), Office of Thrift Supervision, state insurance regulators and various other governmental and quasi-governmental authorities concerning its business activities and practices, including: sales and product or service features of, or disclosures pertaining to, financial plans, its mutual funds, annuities, insurance products and brokerage services; non-cash compensation paid to its field leaders and financial advisors; supervision of its financial advisors; and sales of, or brokerage or revenue sharing practices relating to, other companies’ real estate investment trust (“REIT”) shares, mutual fund shares or other investment products. Other open matters relate, among other things, to the administration of death claims to multiple beneficiaries under the Company’s variable annuities, the portability (or network transferability) of the Company’s RiverSource mutual funds, supervisory practices in connection with financial advisors’ outside business activities, sales practices associated with the sale of variable annuities, the suitability of product recommendations made to retail financial planning clients and the delivery of financial plans, and the suitability of particular trading strategies. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including the Company. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

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

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona, and was later transferred to the United States District Court for the District of Minnesota. The plaintiffs alleged that they are investors in several of the Company’s mutual funds and they purported to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940. The plaintiffs alleged that fees allegedly paid to the defendants by the funds for investment advisory and administrative services are excessive. On July 6, 2007, the Court granted Ameriprise’s motion for summary judgment, dismissing all claims with prejudice. Plaintiffs have appealed the Court’s decision.

The settlement of the class action lawsuit filed in October 2004 called “In re American Express Financial Advisors Securities Litigation” was approved by the Court on July 18, 2007. The Court issued an Order and Final Judgment that dismissed the Class Action Complaint with prejudice, released the defendants from all liability for the claims asserted and any other claims based upon the same core allegations, and enjoined class members from asserting such claims in the future. In August 2007 an objector filed an appeal, primarily contesting the attorney’s fees allocation. The settlement will not be implemented until the appeal is resolved.

In March 2006, a lawsuit captioned Good, et al. v. Ameriprise Financial, Inc. et al. (Case No. 00-cv-01027) was filed in the United States District Court for the District of Minnesota. The lawsuit has been brought as a putative class action and plaintiffs purport to represent all of the Company’s advisors who sold shares of REITs and tax credit limited partnerships between March 2000 and March 2006. Plaintiffs seek unspecified compensatory and restitutionary damages as well as injunctive relief, alleging that the Company incorrectly calculated commissions owed advisors for the sale of these products. In September 2007, the Company moved for summary judgment on all claims and is awaiting the Court’s ruling on the motion.

The Company previously reported two adverse arbitration awards issued in 2006 by FINRA (then known as the National Association of Securities Dealers) panels against Securities America, Inc. and former registered representatives of SAI. Those arbitrations involved customer claims relating to suitability, disclosures, supervision and certain other sales practices. Other clients of those former registered representatives have presented claims.

In October 2007, the State of New Hampshire commenced an action against the Company captioned In the Matter of Ameriprise Financial, Inc., Ameriprise Financial Services, Inc. & Larry Post. The action includes claims of New Hampshire statutory violations related to the alleged failure to deliver financial plans sold to clients, instances of forgery and failure to supervise.

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

Overview

We are the leading financial planning and services company with approximately 12,000 financial advisors and registered representatives that provides solutions for clients’ asset accumulation, income management and insurance protection needs. We seek to deliver solutions through a comprehensive financial planning approach built on a long-term client relationship with a knowledgeable financial advisor and to help clients achieve their identified financial goals by providing investment, insurance and other financial products that position them to realize their financial goals or form of protection while they are accepting an appropriate range and level of risk. We specialize in meeting the retirement-related financial needs of the mass affluent and affluent. We also offer asset management products and services to institutional clients.

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

It is our management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets. We measure progress against these goals excluding the impact of our separation from American Express Company (“American Express”), specifically, non-recurring separation costs. Our financial targets are:

•                  Annual revenue growth of 6% to 8%,

•                  Annual earnings per diluted share growth of 12% to 15%, and

•                  Return on equity of 12% to 15%.

Our revenues in the third quarter of 2007 were $2.2 billion, an increase of 11% over the same period last year. The increase in revenues primarily reflected growth in our fee-based businesses, including growth in management, financial advice and services fees and distribution fees, primarily driven by continued strong net inflows in wrap accounts and annuity variable accounts and market appreciation.

Our consolidated net income for the three months ended September 30, 2007 was $198 million, up $24 million, or 14%, from net income of $174 million for the three months ended September 30, 2006. Our adjusted earnings, which exclude after-tax non-recurring separation costs, rose 3% to $237 million for the three months ended September 30, 2007 from $231 million for the three months ended September 30, 2006. Our earnings per diluted share for the third quarter of 2007 were $0.83, an increase of 17% from $0.71 for the third quarter of 2006. Our adjusted earnings per diluted share were $0.99 for the three months ended September 30, 2007, up 5% from $0.94 for the three months ended September 30, 2006.

Return on equity for the trailing twelve months ended September 30, 2007 was 9.4% compared to 7.6% for the trailing twelve months ended September 30, 2006. Adjusted return on equity for the trailing twelve months ended September 30, 2007 rose to 12.4% from 11.2% for the trailing twelve months ended September 30, 2006.

We continue to establish Ameriprise Financial as a financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by growth in our mass affluent and affluent client groups, cash sales and owned, managed and administered assets. Our mass affluent and affluent client groups as of September 30, 2007 increased 11% since September 30, 2006. The percentage of our clients with a financial plan at September 30, 2007 was 45% compared to 44% at September 30, 2006. While our franchisee advisors increased 2%, the total number of advisors decreased 3% from the prior year quarter, as we hired fewer employee advisors and continued to focus on further strengthening employee advisor productivity and distribution economics. Advisor productivity increased from the year-ago period as reflected by a 14% growth in total gross dealer concession (“GDC”) compared to the third quarter of 2006, primarily driven by continued strength in variable annuity sales, wrap account net inflows and growth in sales of direct investments. Our franchisee advisor retention rate as of September 30, 2007 remained high at 93%, which was consistent with the year-ago period.

Our owned, managed and administered assets increased to $491.6 billion at September 30, 2007, a net increase of 12% from September 30, 2006 assets of $440.0 billion. For the third quarter of 2007, we had net inflows in RiverSource annuity variable accounts of $1.3 billion and net inflows in Ameriprise Financial and Securities America, Inc. (“SAI”) wrap accounts of $2.6 billion, which reflects our clients increasingly choosing fee-based products within their portfolios. Our certificate and annuity fixed accounts had total net outflows of $1.3 billion for the three months ended September 30, 2007, reflecting the current interest rate environment and our strategy to focus on less capital-intensive products. RiverSource managed retail funds had net inflows of $0.4 billion in the third quarter of 2007 compared to net outflows of $0.6 billion in the same period of 2006. This improvement in net flows resulted from increased mutual fund and annuity variable account sales, with sales of long-term mutual funds increasing 84% compared to the prior year period. Administered assets increased over the year-ago period primarily due to increased brokerage activity and market appreciation.

Significant Factors Affecting our Results of Operations and Financial Condition

Share Repurchase

In March 2007, our Board of Directors authorized the expenditure of up to $1 billion for the repurchase of shares of our common stock through March 15, 2009. This authorization was in addition to a Board authorization in March 2006 for the expenditure of up to $750 million for the repurchase of shares through the end of March 2008 and a Board authorization in January 2006 to repurchase up to 2 million shares by the end of 2006. Through September 30, 2007, we have purchased 21.8 million shares under these programs for an aggregate cost of $1.1 billion. As of September 30, 2007, we had purchased all shares under the January 2006 and March 2006 authorizations and had $701 million remaining under the March 2007 authorization.

Sale of our Defined Contribution Recordkeeping Business

On June 1, 2006, we completed the sale of our defined contribution recordkeeping business and recognized $66 million of revenues and $30 million of expenses in connection with the sale. In addition, the buyer of the business is subject to a contingent payment to be paid to us based on the level of client revenues retained by the buyer after 18 months from the sale closing date. While we believe the payment is likely, it will not be determined or paid until December 2007. The administered assets transferred in connection with this sale were approximately $16.7 billion. Although our defined contribution recordkeeping business generated approximately $60 million in annual revenue, we experienced expense savings related to this sale, and the sale has not had a material impact on pretax income. We continue to manage approximately $11.1 billion of defined contribution assets under investment management only contracts, as of September 30, 2007.

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

Separation Costs

Since the Separation announcement through September 30, 2007, we have incurred $862 million of non-recurring separation costs. These costs are primarily associated with establishing the Ameriprise Financial brand, separating and reestablishing our technology platforms and advisor and employee retention programs. We expect to incur approximately $25 million to $30 million in costs in the fourth quarter of 2007, reflecting all remaining costs from the Separation, which was completed as of September 30, 2007.

Services and Operations Provided by American Express

American Express has historically provided us a variety of corporate and other support services, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal, procurement and other services. Following the Distribution, American Express provided us with many of these services pursuant to transition services agreements for periods of up to two years or more, if extended by mutual agreement between us and American Express. As of September 30, 2007, the Company has terminated all of these service agreements and has completed the separation from American Express.

Sale of AMEX Assurance Company (“AMEX Assurance”)

As of September 30, 2005, we entered into an agreement to sell the AMEX Assurance legal entity to American Express within two years after the Distribution for a fixed price equal to the net book value of AMEX Assurance as of the Distribution. The sale was completed on September 30, 2007 for a sale price of $115 million.

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

Non-GAAP Financial Information

We follow accounting principles generally accepted in the United States (“GAAP”). This report includes information on both a GAAP and non-GAAP basis. The non-GAAP presentation in this report excludes non-recurring separation costs. Our non-GAAP financial measures, which we view as important indicators of financial performance, include:

•                  expenses excluding non-recurring separation costs;

•                  adjusted earnings or net income excluding non-recurring separation costs;

•                  adjusted earnings per diluted share; and

•                  adjusted return on equity, using as the numerator adjusted earnings for the last 12 months and as the denominator a five-point average of equity excluding equity allocated to expected non-recurring separation costs as of the last day of the preceding four quarters and the current quarter.

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

A reconciliation of non-GAAP measures is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions, except per share amounts)
Consolidated Income Data
Net income	$198	$174	$559	$460
Add: Separation costs, after-tax	39	57	135	155
Adjusted earnings	$237	$231	$694	$615

Weighted average diluted shares	239.2	246.4	241.4	249.3
Adjusted earnings per diluted share	$0.99	$0.94	$2.87	$2.47

Separation costs	$60	$87	$208	$238
Less: Tax benefit attributable to separation costs	21	30	73	83
Separation costs, after-tax	$39	$57	$135	$155

	Twelve Months Ended September 30,
	2007	2006
	(in millions, except percentages)
Return on Equity
Return on equity	9.4%	7.6%

Net income	$730	$571
Add: Separation costs, after-tax	215	236
Adjusted earnings	$945	$807

Equity	$7,753	$7,550
Less: Equity allocated to expected separation costs	102	336
Adjusted equity	$7,651	$7,214

Adjusted return on equity	12.4%	11.2%

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

Fluctuations in our owned, managed and administered assets impact our revenues. Our owned, managed and administered assets are impacted by net flows of client assets and market movements. Owned assets are also affected by changes in our capital structure. During the third quarter of 2007, RiverSource retail funds had $0.4 billion in net inflows compared to net outflows of $0.6 billion during the prior year quarter. Overall, during the third quarter of 2007, we had net inflows in our managed assets of $2.0 billion in Ameriprise Financial wrap accounts, $0.6 billion in SAI wrap accounts and $0.3 billion in RiverSource institutional funds, and had $1.3 billion in net inflows in our owned RiverSource annuity variable accounts. In addition, we had net outflows in our owned certificate and fixed annuity assets of $1.3 billion during the third quarter of 2007, reflecting a continued trend of net outflows in these assets as clients choose other products in the current interest rate environment and as we focus on fee-based products.

Threadneedle Asset Management Holdings Limited (“Threadneedle”) acquired Convivo Capital Management Limited on October 1, 2007, improving our alternative investment capabilities.

The following table presents information regarding our owned assets, which are included in our Consolidated Balance Sheets, and our managed and administered assets, which are not recorded on our Consolidated Balance Sheets:

	September 30,
	2007	2006	% Change
	(in billions, except percentages)
Owned Assets:
Separate accounts(1)	$62.4	$48.8	28%
Investments	31.2	36.2	(14)
Other(2)	9.2	7.7	19
Total Owned Assets	102.8	92.7	11
Managed Assets:
Managed Assets—Retail
RiverSource Mutual Funds	63.2	57.6	10
Threadneedle(3) Mutual Funds	18.4	15.6	18
Ameriprise Financial Wrap Account Assets	79.6	59.9	33
SAI Wrap Account Assets	13.3	10.2	30
Total Managed Assets—Retail	174.5	143.3	22
Managed Assets—Institutional
RiverSource	29.7	26.8	11
Threadneedle(3)	111.5	108.0	3
Total Managed Assets—Institutional	141.2	134.8	5
Managed Assets—Retirement Services
RiverSource Collective Funds	9.3	11.0	(15)
Managed Assets—Eliminations(4)	(9.6)	(5.7)	(68)
Total Managed Assets	315.4	283.4	11
Administered Assets	73.4	63.9	15
Total Owned, Managed and Administered Assets	$491.6	$440.0	12

(1)              Includes $25.5 billion and $20.5 billion, respectively, of RiverSource managed funds supporting separate account assets, which are not included in RiverSource managed assets in this table.

(2)              Includes cash and cash equivalents, restricted and segregated cash, receivables and other assets.

(3)              Threadneedle is a subsidiary of our company.

(4)              Includes eliminations for RiverSource mutual fund assets included in Ameriprise Financial wrap account assets.

Consolidated Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following table presents our consolidated results of operations for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007	2006	Change
	(in millions, except percentages)
Revenues
Management, financial advice and service fees	$878	$720	$158	22%
Distribution fees	352	300	52	17
Net investment income	552	542	10	2
Premiums	246	244	2	1
Other revenues	174	171	3	2
Total revenues	2,202	1,977	225	11
Expenses
Compensation and benefits:
Field	522	428	94	22
Non-field	333	328	5	2
Total compensation and benefits	855	756	99	13
Interest credited to account values	282	317	(35)	(11)
Benefits, claims, losses and settlement expenses	383	233	150	64
Amortization of deferred acquisition costs	128	87	41	47
Interest and debt expense	29	32	(3)	(9)
Separation costs	60	87	(27)	(31)
Other expenses	248	248	—	—
Total expenses	1,985	1,760	225	13
Income before income tax provision	217	217	—	—
Income tax provision	19	43	(24)	(56)
Net income	$198	$174	$24	14

Overall

Consolidated net income for the three months ended September 30, 2007 was $198 million, up $24 million, or 14%, from $174 million for the three months ended September 30, 2006. This increase was primarily due to recognizing a $21 million tax benefit resulting from our plan to begin repatriating Threadneedle earnings through dividends. Income before income tax provision was $217 million for both the three months ended September 30, 2007 and 2006. Total revenues for the three months ended September 30, 2007 were $2.2 billion, up $225 million, or 11%, from $2.0 billion for the three months ended September 30, 2006. The increase in total revenues reflected strong growth in fee-based businesses driven by strong net inflows in wrap accounts and annuity variable accounts, market appreciation and continued advisor productivity gains. Net investment income was positively impacted by income from hedges for variable annuity living benefits, partially offset by expected declines in annuity fixed account and certificate balances. The increase in total revenues was offset by an increase in total expenses due to higher benefits, claims, losses and settlement expenses due to market volatility on variable annuity living benefit reserves, higher DAC amortization resulting from our annual detailed review of DAC valuation assumptions (“DAC unlocking”) and higher field compensation. The strong net inflows in wrap accounts and annuity variable accounts and declining annuity fixed account and certificate balances reflect our strategic shift to less capital intensive, fee-based products.

Third quarter results reflect the impact of DAC unlocking. In the third quarter of 2007, DAC unlocking resulted in a $30 million negative impact compared to a $25 million benefit in the prior year period. Income in both the third quarter of 2007 and 2006 was impacted by non-recurring separation costs of $60 million and $87 million, respectively ($39 million and $57 million, respectively, after-tax).

Revenues

Management, financial advice and service fees increased $158 million, or 22%, to $878 million for the third quarter of 2007, primarily driven by the growth in our fee-based businesses of our AA&I segment. Our AA&I segment had increases in fees related to brokerage and variable annuities of $64 million and $52 million, respectively. Wrap account assets increased 33% and annuity variable account assets increased 31% over the prior year quarter driven by strong net inflows and market appreciation.

Distribution fees for the three months ended September 30, 2007 were $352 million, up $52 million, or 17%, from the year-ago period, driven by strong advisor cash sales. Total cash sales were up 21% from the year-ago period. Distribution fees were also positively impacted by market appreciation.

Net investment income for the three months ended September 30, 2007 increased $10 million, or 2%, over the year-ago period. Net investment income attributable to hedges for variable annuity living benefits was $57 million in the third quarter of 2007, compared to $3 million in the third quarter of 2006. This increase, in addition to a $23 million decrease in the allowance for loan losses on commercial mortgage loans, was partially offset by lower net investment income due to declining average account balances in annuity fixed accounts and certificates and lower investment income on other trading securities. As expected, annuity fixed accounts and certificate balances are declining as clients choose other products in the current interest rate environment and as we focus on fee-based products. Included in net investment income were net realized investment gains on Available-for-Sale securities of $15 million in the third quarter of 2007 compared to $14 million in the same period of 2006. Net gains on trading securities and equity method investments in hedge funds decreased $14 million from the prior year quarter. Net investment income related to derivatives used to hedge certain expense line items increased $46 million, which included a $54 million increase related to derivatives used to hedge benefits, claims, losses and settlement expenses for variable annuity living benefits and an $8 million decrease related to derivatives used to hedge interest credited expenses for stock market certificates and equity indexed annuities.

Premiums increased $2 million, or 1%, to $246 million for the third quarter of 2007 compared to the same period in 2006. In the third quarter of 2006, a review of our long-term care reinsurance arrangement resulted in an increase to premiums of $15 million. Excluding this impact, premiums increased $17 million, which was primarily driven by premium increases of $11 million in auto and home insurance resulting from increased policy counts.

Other revenues increased $3 million, or 2%, to $174 million for the third quarter of 2007 primarily due to higher fees from variable annuity riders and cost of insurance for variable universal life/universal life (“VUL/UL”) insurance, largely offset by lower revenues on certain consolidated limited partnerships.

Expenses

Total expenses in the third quarter reflect the impact of DAC unlocking. For the third quarter of 2007, we recorded a net expense from unlocking of $30 million, comprised of $16 million additional DAC amortization expense and a $14 million increase in benefits, claims, losses and settlement expenses. DAC unlocking for the third quarter of 2006 resulted in a $25 million net benefit, comprised of a $38 million benefit in DAC amortization expense, a $12 million increase in benefits, claims, losses and settlement expenses and a $1 million decrease in other revenues.

The DAC unlocking net expense of $30 million for the third quarter of 2007 consisted of a $35 million increase in expense from updating product persistency assumptions, a $13 million decrease in expense from updating assumptions related to separate account fee levels and net variable annuity rider charges and an $8 million increase in expense from updating all other assumptions. The DAC unlocking net benefit of $25 million for the third quarter 2006 consisted of a $25 million benefit from modeling improvements in increased product persistency, a $15 million benefit from modeling improvements in mortality, an $8 million increase from modeling lower variable product fund fee revenue, an $8 million increase from modeling changes related to Variable Life Second to Die insurance and a $1 million benefit from other miscellaneous items.

Compensation and benefits–field increased $94 million, or 22%. The increase primarily reflects higher commissions paid driven by overall business growth and increases in advisor productivity, as reflected by 14% growth in total GDC and higher advisor assets under management.

Interest credited to account values decreased $35 million, or 11%, reflecting a decrease related to annuities of $26 million and a decrease related to certificates of $10 million. The decrease related to annuities was primarily attributable to a continued decline in fixed annuity account balances. The decrease in interest credited to certificates was primarily attributable to declining balances and lower stock market participation costs.

Benefits, claims, losses and settlement expenses increased $150 million, or 64%. In the third quarter of 2007, reserves providing for guaranteed benefits associated with our variable annuity business increased by $132 million primarily due to changes in financial market factors, offset by a $9 million related change in DSIC. The related hedge impact was a $57 million increase to net investment income in the third quarter of 2007. For the three months ended September 30, 2007, benefits, claims, losses and settlement expenses also included $14 million related to DAC unlocking compared to $12 million in the prior year period.

Amortization of DAC increased $41 million, or 47%, primarily due to DAC unlocking. In the third quarter of 2007, DAC unlocking resulted in an increase to amortization of $16 million compared to a decrease to amortization of $38 million in the year-ago period. Underlying increases in DAC amortization driven by business growth were offset by lower DAC amortization resulting from the mark-to-market of variable annuity living benefit riders.

Separation costs incurred in both the third quarter of 2007 and 2006 were primarily associated with separating and reestablishing our technology platforms. We expect to incur approximately $25 million to $30 million in costs in the fourth quarter of 2007, reflecting all remaining costs from the Separation, which was completed as of September 30, 2007.

Other expenses were consistent with the prior year period at $248 million. Decreases in other expenses attributable to certain consolidated limited partnerships were offset by increases in professional and consultant fees related to increased spending on investment initiatives.

Income Taxes

Our effective tax rate was 8.8% for the three months ended September 30, 2007, compared to 19.8% for the three months ended September 30, 2006. The effective tax rate for the three months ended September 30, 2007 was impacted by a $21 million tax benefit related to our plan to begin repatriating earnings of certain Threadneedle entities through dividends and a $7 million tax benefit related to the finalization of the prior year tax return. The effective tax rate for the three months ended September 30, 2006 was impacted by a $13 million tax benefit related to the finalization of the prior year tax return. The effective tax rates are also impacted by the levels of pretax income relative to tax advantaged items, including the dividends received deduction, in each period.

On September 25, 2007, the IRS issued Revenue Ruling 2007-61 in which it announced that it intends to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) related to separate account assets held in connection with variable contracts of life insurance companies and has added the project to the 2007-2008 Priority Guidance Plan. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time, but they may result in the elimination of some or all of the separate account DRD tax benefit that we receive. Management believes that it is likely that any such regulations would apply prospectively only. For the nine months ended September 30, 2007, we recorded a benefit of approximately $35 million related to the current year’s separate account DRD.

Results of Operations by Segment

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following tables present summary financial information by segment and reconciliation to consolidated totals derived from Note 13 to our Consolidated Financial Statements for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
		Percent Share of Total		Percent Share of Total
	(in millions, except percentages)
Total revenues
Asset Accumulation and Income	$1,619	74%	$1,423	72%
Protection	518	24	498	25
Corporate and Other	77	3	67	3
Eliminations	(12)	(1)	(11)	—
Consolidated total revenues	$2,202	100%	$1,977	100%

Total expenses
Asset Accumulation and Income	$1,360	69%	$1,231	70%
Protection	445	22	347	20
Corporate and Other	192	10	193	11
Eliminations	(12)	(1)	(11)	(1)
Consolidated total expenses	$1,985	100%	$1,760	100%

Pretax segment income (loss)
Asset Accumulation and Income	$259	119%	$192	88%
Protection	73	34	151	70
Corporate and Other	(115)	(53)	(126)	(58)
Consolidated income before income tax provision	$217	100%	$217	100%

Asset Accumulation and Income

The following table presents the results of operations of our AA&I segment for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007	2006	Change
	(in millions, except percentages)
Revenues
Management, financial advice and service fees	$789	$657	$132	20%
Distribution fees	323	272	51	19
Net investment income	456	443	13	3
Other revenues	51	51	—	—
Total revenues	1,619	1,423	196	14
Expenses
Compensation and benefits-field	448	370	78	21
Interest credited to account values	246	281	(35)	(12)
Benefits, claims, losses and settlement expenses	150	3	147	#
Amortization of deferred acquisition costs	60	98	(38)	(39)
Interest and debt expense	3	4	(1)	(25)
Other expenses	453	475	(22)	(5)
Total expenses	1,360	1,231	129	10
Pretax segment income	$259	$192	$67	35

#                 Variance of 100% or greater.

Overall

Our AA&I segment results for the three months ended September 30, 2007 were led by the growth in our fee-based businesses, primarily driven by strong wrap and annuity variable account inflows, market appreciation and continued advisor productivity gains. These improvements to profitability were partially offset by the impact of lower account balances in fixed annuity and certificate products, higher field compensation and the negative impact of the mark-to-market on variable annuity benefit riders which was partially offset by the related hedges.

Revenues

Management, financial advice and service fees increased primarily as a result of growth in our variable annuity account assets and wrap account assets. Management, financial advice and service fees related to variable annuities increased $52 million, or 35%, and were driven by higher levels of annuity variable account values, which increased 31% to $51.6 billion at September 30, 2007. Our brokerage business had an increase in management, financial advice and service fees of $64 million, or 30%, driven by net increases in wrap account assets of 33% to $92.9 billion at September 30, 2007. Overall, managed assets increased 11% over the prior year quarter.

The growth in distribution fees was driven by our brokerage business, which had an increase of $55 million, or 25%, compared to the year-ago period primarily driven by strong advisor cash sales. Distribution fees were also positively impacted by market appreciation.

Net investment income increased $13 million compared to the third quarter of 2006, primarily due to an increase of $46 million related to derivatives used to hedge certain expense line items and a $23 million decrease in the allowance for loan losses on commercial mortgage loans, partially offset by lower net investment income due to declining average account balances in annuity fixed accounts and certificates and lower investment income on trading securities. The $46 million increase related to derivatives included a $54 million increase related to derivatives used to hedge benefits, claims, losses and settlement expenses for variable annuity living benefits and an $8 million decrease related to derivatives used to hedge interest credited expenses for stock market certificates and equity indexed annuities. Net realized investment gains on Available-for-Sale securities were $12 million in both the third quarter of 2007 and 2006.

Other revenues remained constant at $51 million compared to the year-ago period. A decrease in revenues on certain consolidated limited partnerships was largely offset by an increase in fees from variable annuity riders, as well as an increase in other revenues from a direct investment recovery and an increase in other revenues related to the sale of a property partnership.

Expenses

The increase in compensation and benefits–field reflects higher commissions paid driven by strong sales activity and higher GDC.

The decrease in interest credited to account values reflects a decrease related to annuities of $26 million and a decrease related to certificates of $10 million. The decrease related to annuities was primarily attributable to the continued decline in fixed annuity account balances. The decrease in interest credited to certificates was primarily attributable to declining balances and lower stock market participation costs.

Benefits, claims, losses and settlement expenses increased $147 million to $150 million for the three months ended September 30, 2007. In the third quarter of 2007, reserves providing for guaranteed benefits associated with our variable annuity business increased by $132 million primarily due to changes in financial market factors, offset by a $9 million related change in DSIC. The related hedge impact was a $57 million increase to net investment income in the third quarter of 2007.

DAC amortization decreased $38 million, or 39%, to $60 million for the three months ended September 30, 2007, primarily due to a $34 million decrease in DAC amortization driven by the mark-to-market of variable annuity benefit riders and an $18 million favorable impact from DAC unlocking. These decreases were partially offset by increases in DAC amortization from growth in business volumes and the recurring impact of adopting Statement of Position (“SOP”) 05-1 “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” The impact of DAC unlocking was a $4 million benefit for the three months ended September 30, 2007 compared to $14 million unfavorable for the year-ago period.

Other expenses, which include compensation and benefits–non-field, decreased $22 million, or 5%, to $453 million for the third quarter of 2007, primarily due to a decrease in expenses attributable to certain consolidated limited partnerships.

Protection

The following table presents the results of operations of our Protection segment for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007	2006	Change
	(in millions, except percentages)
Revenues
Management, financial advice and service fees	$24	$20	$4	20%
Distribution fees	29	27	2	7
Net investment income	93	87	6	7
Premiums	254	249	5	2
Other revenues	118	115	3	3
Total revenues	518	498	20	4
Expenses
Compensation and benefits-field	24	22	2	9
Interest credited to account values	36	36	—	—
Benefits, claims, losses and settlement expenses	233	230	3	1
Amortization of deferred acquisition costs	68	(11)	79	#
Other expenses	84	70	14	20
Total expenses	445	347	98	28
Pretax segment income	$73	$151	$(78)	(52)

#                 Variance of 100% or greater.

Overall

Our Protection segment results for the three months ended September 30, 2007 were impacted unfavorably by DAC unlocking and a decrease in long-term care insurance premiums, partially offset by growth in our auto and home insurance business. We continue to gain market share in our auto and home insurance business as a result of our Costco alliance. Auto and home insurance policies in-force generated through this alliance were up 15% at September 30, 2007 compared to September 30, 2006. Total life insurance in-force increased 8% to $184.3 billion at September 30, 2007.

Revenues

Premiums increased $5 million, or 2%, to $254 million for the three months ended September 30, 2007, primarily due to higher volumes in our auto and home insurance products, as well as slightly higher premiums for traditional life and disability income products, partially offset by decreases in premiums for long-term care insurance. Auto and home average policy counts increased 7% over the third quarter of 2006. The decrease in long-term care insurance premiums was primarily due to a review of our long-term care reinsurance arrangement during the third quarter of 2006, which resulted in an increase to premiums of $15 million during that quarter.

The increase in other revenues in the third quarter of 2007 was driven by an increase in cost of insurance revenues for VUL/UL insurance products.

Expenses

Benefits, claims, losses and settlement expenses increased $3 million, or 1%, to $233 million for the three months ended September 30, 2007, primarily due to higher auto and home and long-term care insurance benefits. In the third quarter of 2007, these expenses included $11 million related to DAC unlocking compared to $12 million for the prior year period.

The increase in DAC amortization was largely due to DAC unlocking, primarily related to VUL/UL products. The impact of DAC unlocking was $20 million unfavorable for the three months ended September 30, 2007 compared to a $52 million benefit for the year-ago period.

Other expenses, which include compensation and benefits–non-field, increased $14 million, or 20%, over the prior year quarter primarily due to higher sales and marketing expenses.

Corporate and Other

The following table presents the results of operations of our Corporate segment for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007	2006	Change
	(in millions, except percentages)
Revenues
Management, financial advice and service fees	$68	$46	$22	48%
Distribution fees	—	1	(1)	#
Net investment income	4	14	(10)	(71)
Other revenues	5	6	(1)	(17)
Total revenues	77	67	10	15
Expenses
Compensation and benefits-field	57	42	15	36
Interest and debt expense	27	30	(3)	(10)
Separation costs	60	87	(27)	(31)
Other expenses	48	34	14	41
Total expenses	192	193	(1)	(1)
Pretax segment loss	$(115)	$(126)	$11	9

#                 Variance of 100% or greater.

Overall

Our Corporate pretax segment loss was $115 million for the three months ended September 30, 2007, compared to $126 million for the three months ended September 30, 2006. The lower pretax segment loss in the third quarter of 2007 was primarily due to higher financial planning fees and lower separation costs, partially offset by lower net investment income and higher compensation and benefits–field and other expenses.

Revenues

Management, financial advice and service fees increased $22 million, or 48%, to $68 million for the three months ended September 30, 2007, primarily due to higher financial planning fees due to accelerated financial plan delivery standards.

Net investment income decreased $10 million, or 71%, to $4 million for the three months ended September 30, 2007, primarily due to the mark-to-market of equity market hedges and trading securities.

Expenses

The increase in compensation and benefits–field in the third quarter of 2007 relates to higher compensation due to higher financial planning fees resulting from accelerated financial plan delivery standards.

Separation costs incurred in the third quarter of 2007 and 2006 were primarily associated with separating and reestablishing our technology platforms. We expect to incur approximately $25 million to $30 million in costs in the fourth quarter of 2007, reflecting all remaining costs from the Separation, which was completed as of September 30, 2007.

Other expenses, which include compensation and benefits–non-field, increased $14 million, or 41%, from the year-ago period consisting of higher accrued management incentive compensation in recognition of year-to-date performance and higher expenses related to financial planning.

Consolidated Results of Operations

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table presents our consolidated results of operations for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006	Change
	(in millions, except percentages)
Revenues
Management, financial advice and service fees	$2,532	$2,151	$381	18%
Distribution fees	1,111	926	185	20
Net investment income	1,555	1,638	(83)	(5)
Premiums	725	693	32	5
Other revenues	524	571	(47)	(8)
Total revenues	6,447	5,979	468	8
Expenses
Compensation and benefits:
Field	1,546	1,287	259	20
Non-field	1,056	974	82	8
Total compensation and benefits	2,602	2,261	341	15
Interest credited to account values	872	948	(76)	(8)
Benefits, claims, losses and settlement expenses	832	685	147	21
Amortization of deferred acquisition costs	387	368	19	5
Interest and debt expense	93	83	10	12
Separation costs	208	238	(30)	(13)
Other expenses	775	802	(27)	(3)
Total expenses	5,769	5,385	384	7
Income before income tax provision	678	594	84	14
Income tax provision	119	134	(15)	(11)
Net income	$559	$460	$99	22

Overall

Consolidated net income for the nine months ended September 30, 2007 was $559 million, up $99 million, or 22%, from $460 million for the nine months ended September 30, 2006. This income growth reflected strong growth in fee-based businesses driven by strong net inflows in wrap accounts and annuity variable accounts, market appreciation and continued advisor productivity gains. These positives were partially offset by higher benefits, claims, losses and settlement expenses due to market volatility on variable annuity living benefit reserves, which were partially offset by the related hedges in net investment income, higher field compensation and lower net investment income.

Income for both the nine months ended September 30, 2007 and 2006 was impacted by DAC unlocking. In the 2007 period, DAC unlocking resulted in a $30 million negative impact compared to a $25 million benefit in the prior year period. This impact was partially offset by a $28 million unfavorable adjustment related to auto and home products recognized in the 2006 period. Income for both the nine months ended September 30, 2007 and 2006 was impacted by non-recurring separation costs of $208 million and $238 million, respectively ($135 million and $155 million, respectively, after-tax).

Revenues

Management, financial advice and service fees increased $381 million, or 18%, primarily driven by the growth in our fee-based businesses of our AA&I segment. Our AA&I segment had increases in fees related to brokerage and variable annuities of $152 million and $139 million, respectively. Wrap account assets increased 33% and annuity variable account assets increased 31% over the prior year period driven by strong net inflows and market appreciation. Overall, managed assets increased 11% over the prior year period. Management, financial advice and service fees related to Threadneedle increased $44 million, primarily due to the favorable impact of the dollar weakening over the prior year period. These increases were partially offset by a decline in fees relative to the prior year period of $27 million due to the sale of our defined contribution recordkeeping business in the second quarter of 2006.

Distribution fees for the nine months ended September 30, 2007 were $1.1 billion, up $185 million, or 20%, from the year-ago period driven by strong advisor cash sales, including an increase in sales of direct investments as clients reinvested proceeds from real estate investment trust liquidations and strong net inflows into Ameriprise Financial and SAI wrap accounts. Total cash sales were up 17% from the year-ago period. Distribution fees were also positively impacted by market appreciation.

Net investment income for the nine months ended September 30, 2007 decreased $83 million, or 5%, from the prior year period, primarily driven by lower average account balances in annuity fixed accounts and certificates and lower investment income on trading securities, partially offset by an increase in net investment income attributable to hedges for variable annuity living benefits, net investment income related to Ameriprise Bank and a $23 million decrease in the allowance for loan losses on commercial mortgage loans. As expected, annuity fixed account and certificate balances are declining as clients choose other products in the current interest rate environment and as we focus on fee-based products. Included in net investment income were net realized investment gains on Available-for-Sale securities of $26 million and $24 million for the nine months ended September 30, 2007 and 2006, respectively. Net gains on trading securities and equity method investments in owned hedge funds were $30 million lower for the nine months ended September 30, 2007 compared to the prior year period. Net investment income related to derivatives used to hedge certain expense line items increased $49 million, which included a $45 million increase related to derivatives used to hedge benefits, claims, losses and settlement expenses for variable annuity living benefits and a $4 million increase related to derivatives used to hedge interest credited expenses for stock market certificates and equity indexed annuities.

Premiums increased $32 million, or 5%, to $725 million for the nine months ended September 30, 2007 compared to the same period in 2006. This increase was driven by premium increases of $35 million in auto and home insurance resulting from increased policy counts. A $17 million decrease in long-term care insurance was offset by increases in traditional life and disability income insurance. The decrease in long-term care insurance premiums was primarily due to a review of our long-term care reinsurance arrangement during the third quarter of 2006, which resulted in an increase to premiums of $15 million during that quarter.

Other revenues decreased $47 million, or 8%, to $524 million for the nine months ended September 30, 2007, compared to the same period in 2006. This decrease was primarily related to the inclusion of $66 million in proceeds from the sale of our defined contribution recordkeeping business and $18 million from recognizing previously deferred cost of insurance revenues in the prior year period. Excluding these items, other revenues increased $37 million, or 8%, primarily due to higher fees from variable annuity rider charges and cost of insurance charges for VUL/UL products, partially offset by lower revenues related to certain consolidated limited partnerships.

Expenses

The increase in compensation and benefits–field primarily reflects higher commissions paid driven by overall business growth and increases in advisor productivity, as reflected by 17% growth in total GDC and higher advisor assets under management.

Compensation and benefits–non-field increased $82 million, or 8%, from the year-ago period primarily due to higher expenses related to Ameriprise Bank, higher technology related spending on investment initiatives, as well as higher accrued incentive compensation in recognition of year-to-date performance and an increase due to the dollar weakening over the period. These increases were partially offset by lower severance costs and the elimination of expenses related to our defined contribution recordkeeping business, which was sold in the second quarter of 2006.

The decrease in interest credited to account values reflects a decrease related to annuities of $74 million primarily attributable to the continued decline in annuity fixed account balances. The impact of declining certificate balances was offset by higher crediting rates.

Benefits, claims, losses and settlement expenses increased $147 million, or 21%. In the third quarter of 2007, reserves providing for guaranteed benefits associated with our variable annuity business increased by $132 million primarily due to changes in financial market factors, offset by a $9 million related change in DSIC. The related hedge impact was a $57 million increase to net investment income in the third quarter of 2007. Expenses for the nine months ended September 30, 2007 included $14 million related to DAC unlocking and an unfavorable $12 million adjustment in reserves for disability income insurance claims. Expenses for the nine months ended September 30, 2006 included $12 million related to DAC unlocking, a $12 million reduction to auto and home insurance reserves related to accident years 2004 and 2005 and $7 million of additional claims expense in connection with the recognition of previously deferred cost of insurance revenues.

Amortization of DAC increased $19 million, or 5%, primarily due to DAC unlocking, which resulted in an unfavorable adjustment of $16 million for the nine months ended September 30, 2007 compared to a benefit of $38 million in the prior year period. This increase was partially offset by a $28 million unfavorable adjustment related to auto and home products recognized in the 2006 period.

Interest and debt expense increased $10 million, or 12%, due to the issuance of $500 million of junior notes in May 2006.

Separation costs incurred in the 2007 period were primarily associated with separating and reestablishing our technology platforms. In the 2006 period, these costs were primarily associated with separating and reestablishing our technology platforms and establishing the Ameriprise Financial brand. We expect to incur approximately $25 million to $30 million in costs in the fourth quarter of 2007, reflecting all remaining costs from the Separation, which was completed as of September 30, 2007.

Other expenses decreased $27 million, or 3%, from the year-ago period. Other expenses for the 2006 period included $14 million of expenses associated with the sale of the defined contribution recordkeeping business in the second quarter of 2006. Decreases in legal and regulatory costs and expenses attributable to certain consolidated limited partnerships were offset by increases in professional and consultant fees related to increased spending on investment initiatives, other expenses related to Ameriprise Bank and an increase due to the dollar weakening over the period.

Income Taxes

Our effective tax rate was 17.6% for the nine months ended September 30, 2007, compared to 22.6% for the nine months ended September 30, 2006. The effective tax rate for the nine months ended September 30, 2007 was impacted by a $21 million tax benefit related to our plan to begin repatriating earnings of certain Threadneedle entities through dividends, a $7 million tax benefit related to the finalization of the prior year tax return and a $16 million tax benefit related to the finalization of certain income tax audits. The effective tax rate for the nine months ended September 30, 2006 was impacted by a $13 million tax benefit related to the finalization of the prior year tax return. The effective tax rates are also impacted by the levels of pretax income relative to tax advantaged items, including the dividends received deduction, in each period.

Results of Operations by Segment

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following tables present summary financial information by segment and reconciliation to consolidated totals derived from Note 13 to our Consolidated Financial Statements for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
		Percent Share of Total		Percent Share of Total
	(in millions, except percentages)
Total revenues
Asset Accumulation and Income	$4,732	73%	$4,338	73%
Protection	1,526	24	1,467	25
Corporate and Other	227	4	205	3
Eliminations	(38)	(1)	(31)	(1)
Consolidated total revenues	$6,447	100%	$5,979	100%

Total expenses
Asset Accumulation and Income	$3,963	69%	$3,696	69%
Protection	1,250	22	1,150	21
Corporate and Other	594	10	570	11
Eliminations	(38)	(1)	(31)	(1)
Consolidated total expenses	$5,769	100%	$5,385	100%

Pretax segment income (loss)
Asset Accumulation and Income	$769	113%	$642	108%
Protection	276	41	317	53
Corporate and Other	(367)	(54)	(365)	(61)
Consolidated income before income tax provision	$678	100%	$594	100%

Asset Accumulation and Income

The following table presents the results of operations of our AA&I segment for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006	Change
	(in millions, except percentages)
Revenues
Management, financial advice and service fees	$2,295	$1,957	$338	17%
Distribution fees	1,026	842	184	22
Net investment income	1,263	1,345	(82)	(6)
Other revenues	148	194	(46)	(24)
Total revenues	4,732	4,338	394	9
Expenses
Compensation and benefits-field	1,339	1,112	227	20
Interest credited to account values	766	840	(74)	(9)
Benefits, claims, losses and settlement expenses	149	19	130	#
Amortization of deferred acquisition costs	244	276	(32)	(12)
Interest and debt expense	9	12	(3)	(25)
Other expenses	1,456	1,437	19	1
Total expenses	3,963	3,696	267	7
Pretax segment income	$769	$642	$127	20

#                 Variance of 100% or greater.

Overall

Our AA&I segment results for the nine months ended September 30, 2007 were led by the growth in our fee-based businesses, primarily driven by strong net inflows in wrap and annuity variable accounts, market appreciation, and continued advisor productivity gains. These improvements to profitability were partially offset by the impact of lower account balances and spread compression in annuity fixed accounts and certificate products and the negative impact of the mark-to-market on variable annuity benefit riders which was partially offset by the related hedges.

Revenues

Management, financial advice and service fees increased $338 million, or 17%, primarily as a result of growth in our wrap account assets and variable annuity account assets. Management, financial advice and service fees related to variable annuities increased $139 million, or 32%, and were driven by higher levels of annuity variable account values, which increased 31% to $51.6 billion at September 30, 2007. Our brokerage business had an increase in management, financial advice and service fees of $152 million, or 24%, driven by net increases in wrap account assets of 33% to $92.9 billion at September 30, 2007. Overall, managed assets increased 11% over the prior year period. Management, financial advice and service fees related to Threadneedle increased $44 million, primarily due to the favorable impact of the dollar weakening over the prior year period. These increases were partially offset by a decline in fees relative to the prior year period of $27 million due to the sale of our defined contribution recordkeeping business in the second quarter of 2006.

The growth in distribution fees was driven by our brokerage business, which had an increase in distribution fees of $199 million, or 29%, compared to the year-ago period primarily due to strong advisor cash sales, including an increase in sales of direct investments as clients reinvested proceeds from real estate investment trust liquidations and strong net inflows into Ameriprise Financial and SAI wrap accounts. Distribution fees were also positively impacted by market appreciation.

Net investment income declined $82 million, or 6%, compared to the prior year period. The decline was primarily attributable to declining average balances in annuity fixed accounts and certificate products and lower investment income on trading securities, partially offset by an increase in net investment income attributable to hedges for variable annuity living benefits, net investment income related to Ameriprise Bank and a $23 million decrease in the allowance for loan losses on commercial mortgage loans. Net realized investment gains on Available-for-Sale securities were $21 million for the nine months ended September 30, 2007 compared to $19 million in the year-ago period. Net investment income related to derivatives used to hedge certain expense line items increased $49 million, which included a $45 million increase related to derivatives used to hedge benefits, claims, losses and settlement expenses for variable annuity living benefits and a $4 million increase related to derivatives used to hedge interest credited expenses for stock market certificates and equity indexed annuities.

Other revenues decreased $46 million, or 24%, primarily due to the inclusion of $66 million in proceeds from the sale of the defined contribution recordkeeping business in of the second quarter of 2006. Excluding this impact, other revenues increased $20 million, or 16%, primarily due to higher fees from variable annuity rider charges, as well as an increase in other revenues from a direct investment recovery and an increase in other revenues related to the sale of a property partnership, partially offset by lower revenues related to certain consolidated limited partnerships.

Expenses

The increase in compensation and benefits–field reflects higher commissions paid driven by strong sales activity and higher GDC.

The decrease in interest credited to account values reflects a decrease related to annuities of $74 million, which was primarily attributable to the continued decline in fixed annuity account balances. The impact of declining certificate balances was offset by higher crediting rates.

Benefits, claims, losses and settlement expenses increased $130 million, from $19 million in the 2006 period to $149 million in the 2007 period. In the third quarter of 2007, reserves providing for guaranteed benefits associated with our variable annuity business increased by $132 million primarily due to changes in financial market factors, offset by a $9 million related change in DSIC. The related hedge impact was a $57 million increase to net investment income in the third quarter of 2007.

DAC amortization decreased $32 million, or 12%, to $244 million for the nine months ended September 30, 2007 primarily due to a $34 million decrease in DAC amortization driven by the mark-to-market of variable annuity benefit riders, a decrease in DAC amortization related to mutual fund products and an $18 million favorable impact from DAC unlocking, partially offset by underlying increases driven by business growth and the recurring impact of adopting SOP 05-1. The decrease in DAC amortization related to mutual fund products was driven by decreased B share sales resulting in fewer deferred commissions to be amortized. DAC unlocking related to annuities resulted in a $4 million benefit in the third quarter of 2007 compared to a $14 million unfavorable adjustment in the year-ago period.

Other expenses, which include compensation and benefits–non-field, increased $19 million, or 1%, to $1.5 billion for the nine months ended September 30, 2007, primarily due to higher expenses related to Ameriprise Bank and an increase due to the dollar weakening over the period, as well as increased spending on investment initiatives. These increases were partially offset by a decrease in expenses attributable to certain consolidated limited partnerships, lower severance costs and the elimination of expenses related to our defined contribution recordkeeping business, which was sold in the second quarter of 2006. In addition, the 2006 period included $30 million of costs associated with the sale of our defined contribution recordkeeping business.

Protection

The following table presents the results of operations of our Protection segment for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006	Change
	(in millions, except percentages)
Revenues
Management, financial advice and service fees	$70	$58	$12	21%
Distribution fees	86	82	4	5
Net investment income	270	262	8	3
Premiums	750	709	41	6
Other revenues	350	356	(6)	(2)
Total revenues	1,526	1,467	59	4
Expenses
Compensation and benefits-field	73	67	6	9
Interest credited to account values	106	108	(2)	(2)
Benefits, claims, losses and settlement expenses	683	666	17	3
Amortization of deferred acquisition costs	143	92	51	55
Other expenses	245	217	28	13
Total expenses	1,250	1,150	100	9
Pretax segment income	$276	$317	$(41)	(13)

Overall

Our Protection segment results for the nine months ended September 30, 2007 were impacted unfavorably by DAC unlocking and a decrease in long-term care insurance premiums, partially offset by growth in our auto and home insurance business. We continue to gain market share in our auto and home insurance business as a result of our Costco alliance. Auto and home insurance policies in-force generated through this alliance were up 15% at September 30, 2007 compared to September 30, 2006. Total life insurance in-force increased 8% to $184.3 billion at September 30, 2007.

Revenues

The increase in management, financial advice and service fees was primarily driven by fees generated from higher levels of VUL variable account values compared to the year-ago period.

Premiums increased $41 million, or 6%, to $750 million for the nine months ended September 30, 2007, primarily due to higher volumes in our auto and home insurance products, partially offset by a decrease in long-term care insurance. Auto and home average policy counts increased 8% over the 2006 period. The decrease in long-term care insurance premiums was primarily due to a review of our long-term care reinsurance arrangement during the third quarter of 2006, which resulted in an increase to premiums of $15 million during that quarter.

Other revenues decreased primarily due to recognizing $18 million of previously deferred cost of insurance revenues in the prior year period. This decrease was partially offset by an increase in cost of insurance charges on VUL/UL products due to volume increases.

Expenses

Benefits, claims, losses and settlement expenses increased $17 million, or 3%, to $683 million for the nine months ended September 30, 2007. These expenses included $11 million related to DAC unlocking in the 2007 period compared to $12 million in the prior year period. Expenses for the nine months ended September 20, 2007 included an unfavorable $12 million adjustment in reserves for disability income insurance claims. Expenses for the nine months ended September 30, 2006 included a $12 million reduction to auto and home insurance reserves related to accident years 2004 and 2005 and $7 million of additional claims expense in connection with the recognition of previously deferred cost of insurance revenues.

DAC amortization increased $51 million, or 55%, to $143 million for the nine months ended September 30, 2007, primarily due to DAC unlocking related to our VUL/UL products. The impact of DAC unlocking was $20 million unfavorable for the 2007 period compared to a $52 million benefit for the year-ago period. This increase was partially offset by a $28 million unfavorable adjustment related to auto and home products recognized in the 2006 period.

Other expenses, which include compensation and benefits–non-field, increased $28 million, or 13%, over the prior year period, primarily due to higher sales and marketing expenses.

Corporate and Other

The following table presents the results of operations of our Corporate segment for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006	Change
	(in millions, except percentages)
Revenues
Management, financial advice and service fees	$175	$145	$30	21%
Distribution fees	(1)	2	(3)	#
Net investment income	27	36	(9)	(25)
Other revenues	26	22	4	18
Total revenues	227	205	22	11
Expenses
Compensation and benefits-field	154	125	29	23
Interest and debt expense	89	76	13	17
Separation costs	208	238	(30)	(13)
Other expenses	143	131	12	9
Total expenses	594	570	24	4
Pretax segment loss	$(367)	$(365)	$(2)	(1)

#                 Variance of 100% or greater.

Overall

Our Corporate pretax segment loss was $367 million for the nine months ended September 30, 2007, compared to $365 million for the nine months ended September 30, 2006. The higher pretax segment loss in the 2007 period was primarily due to lower net investment income and higher interest and debt expense and other expenses, partially offset by a decrease in separation costs.

Revenues

Management, financial advice and service fees increased $30 million, or 21%, to $175 million for the nine months ended September 30, 2007, primarily due to higher financial planning fees due to accelerated financial plan delivery standards.

The decrease in net investment income from the prior year period was primarily due to the mark-to-market of equity market hedges and trading securities.

Expenses

The increase in compensation and benefits–field over the year-ago period relates to higher compensation due to higher financial planning fees resulting from accelerated financial plan delivery standards.

The increase in interest and debt expense over the prior year period primarily reflects the interest on the junior notes issued in May 2006. Interest expense on the junior notes was $28 million for the nine months ended September 30, 2007 compared to $13 million for the prior year period.

Separation costs incurred in the 2007 period were primarily associated with separating and reestablishing our technology platforms. In the 2006 period, these costs were primarily associated with separating and reestablishing our technology platforms and establishing the Ameriprise Financial brand. We expect to incur approximately $25 million to $30 million in costs in the fourth quarter of 2007, reflecting all remaining costs from the Separation, which was completed as of September 30, 2007.

Other expenses increased $12 million, or 9%, over the prior year period, primarily due to higher expenses related to financial planning, as well as higher expenses related to corporate overhead, partially offset by lower severance costs.

Liquidity and Capital Resources

We maintained substantial liquidity during the third quarter of 2007. At September 30, 2007, we had $4.0 billion in cash and cash equivalents, an increase from $3.3 billion at September 30, 2006. We have additional liquidity available through an unsecured revolving credit facility for $750 million that expires in September 2010. Under the terms of the underlying credit agreement, we can increase this facility to $1.0 billion. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this credit facility and had $6 million of outstanding letters of credit at September 30, 2007. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

Ameriprise Financial, Inc. is primarily a parent holding company for the operations carried out by our wholly owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), our face-amount certificate subsidiary, Ameriprise Certificate Company, our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, Inc., our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc., our auto and home insurance subsidiary, IDS Property Casualty Insurance Company, doing business as Ameriprise Auto & Home Insurance, Threadneedle, RiverSource Service Corporation and our investment advisory company, RiverSource Investments, LLC. The payment of dividends or return of capital by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital as of
(in millions)	September 30, 2007	December 31, 2006	Regulatory Capital Requirement
RiverSource Life Insurance Company(1)(2)	$3,058	$3,511	$590
RiverSource Life Insurance Co. of New York(1)(2)	291	348	38
IDS Property Casualty Insurance Company(1)(3)	568	523	116
Ameriprise Insurance Company(1)(3)	48	47	2
Ameriprise Certificate Company(4)	226	279	211
Threadneedle Asset Management Holdings Limited(5)	238	246	153
Ameriprise Bank, FSB(6)	165	169	165
Ameriprise Financial Services, Inc.(3)(4)	146	85	#
Ameriprise Captive Insurance Company(1)(3)	11	—	10
Ameriprise Trust Company(3)	43	49	37
American Enterprise Investment Services, Inc.(3)(4)	78	38	5
Securities America, Inc.(3)(4)	20	2	#
RiverSource Distributors, Inc.(3)(4)	7	#	#

#	Amounts are less than $1 million.
(1)	Actual capital is determined on a statutory basis.
(2)	Regulatory capital requirement is based on the most recent statutory risk-based capital filing, as of December 31, 2006.
(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of September 30, 2007.
(4)	Actual capital is determined on an adjusted GAAP basis.
(5)

Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. Both actual capital and regulatory capital requirements are as of June 30, 2007, based on the most recent required U.K. filing. Actual capital as of December 31, 2006 relates to the December 31, 2006 filing.

(6)	Ameriprise Bank holds capital in compliance with the Federal Deposit Insurance Corporation policy regarding de novo depository institutions.

In addition to the particular regulations restricting dividend payments and establishing subsidiary capitalization requirements, we take into account the overall health of the business, capital levels and risk management considerations in determining a dividend strategy for payments to our company from our subsidiaries and in deciding to use cash to make capital contributions to our subsidiaries. During the nine months ended September 30, 2007, Ameriprise Financial, Inc. received cash dividends from and made cash contributions to subsidiaries of $1.2 billion and $40 million, respectively. Of the dividends received, $800 million came from RiverSource Life.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2007 was $735 million compared to $716 million for the nine months ended September 30, 2006, a change of $19 million. This increase primarily reflects changes in operating assets and liabilities.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and insurance products reflected in financing activities.

Net cash provided by investing activities for the nine months ended September 30, 2007 was $4.2 billion compared to $3.4 billion for the nine months ended September 30, 2006, a change of $0.8 billion.

Cash provided by investing activities related to Available-for-Sale securities increased $1.7 billion over the prior year period. This increase resulted from an increase in proceeds from sales of Available-for-Sale securities and lower purchases of Available-for-Sale securities, partially offset by lower maturities, sinking fund payments and calls.

Investments are principally funded by sales of insurance, annuities and investment certificates and by reinvested income. Our total investments at September 30, 2007 and December 31, 2006 included investments held by our insurance subsidiaries of $25.9 billion and $29.6 billion, respectively.

Our Available-for-Sale investments primarily include corporate debt securities and mortgage and other asset-backed securities, which had fair values of $14.5 billion and $10.4 billion, respectively, at September 30, 2007 compared to $16.8 billion and $12.3 billion, respectively, at December 31, 2006. Our Available-for-Sale corporate debt securities comprise a diverse portfolio, with the largest concentrations of the portfolio in the following industries: 35% in banking and finance, 21% in utilities and 12% in media. Investments also included $3.0 billion and $3.1 billion of commercial mortgage loans as of September 30, 2007 and December 31, 2006, respectively. At September 30, 2007 and December 31, 2006, 70% and 69%, respectively, of our Available-for-Sale investment portfolio was rated A or better, while 6% and 7%, respectively, of our Available-for-Sale investment portfolio was below investment grade.

Investing activities for the nine months ended September 30, 2007 included $115 million in cash received from the sale of AMEX Assurance to American Express on September 30, 2007. Investing activities for the nine months ended September 30, 2006 included $951 million in cash received as part of the Purchase and Assumption agreement related to certain of the assets and liabilities of American Express Bank, FSB. Purchases of land, buildings, equipment and software increased $123 million, primarily due to increased spending on internally-developed software.

Financing Activities

Net cash used in financing activities was $3.7 billion for the nine months ended September 30, 2007 compared to $3.3 billion for the nine months ended September 30, 2006, a change of $0.4 billion.

Net cash used for investment certificates and banking time deposits decreased $226 million, increasing cash flows from financing activities over the prior year period. This decrease resulted from a decrease in cash used for maturities, withdrawals and cash surrenders of investment certificates and banking time deposits, partially offset by a decrease in proceeds from additions to investment certificates and banking time deposits.

Change in other customer deposits resulted in cash provided by financing activities of $135 million for the nine months ended September 30, 2007 compared to cash used in financing activities of $164 million for the nine months ended September 30, 2006, an increase of $299 million. The change was primarily due to Ameriprise Bank activity.

Net cash used for policyholder and contractholder account values increased $376 million, decreasing cash flows from financing activities over the prior year period. This decrease resulted from a decrease in consideration received from policyholder and contractholder account values, lower interest credited to account values and an increase in surrenders and other benefits, most of which related to fixed annuities.

We issued our junior notes in the second quarter of 2006, which resulted in a $494 million increase in cash. This increase to cash was partially offset by principal repayments of debt of $252 million in the first nine months of 2006. These changes resulted in a $264 million net cash inflow for the nine months ended September 30, 2006, compared to a net cash outflow of $28 million for principal repayments of debt for the nine months ended September 20, 2007.

We used cash of $665 million for the nine months ended September 30, 2007 for the purchase of 11.1 million treasury shares under our share repurchase programs, an increase of $243 million over the prior year period. We used our existing working capital to fund these share repurchases, and we currently intend to fund additional share repurchases through existing working capital, future earnings, debt capacity and other customary financing methods. Pursuant to the Ameriprise Financial 2005 Incentive Compensation Plan, we reacquired 0.4 million shares of our common stock in the first nine months of 2007 through the surrender of restricted shares upon vesting and paid in the aggregate $25 million related to the holders’ income tax obligations on the vesting date. As of September 30, 2007, we have $701 million remaining under a share repurchase program authorized by our Board of Directors. This share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, purchases may be commenced or suspended at any time without prior notice.

Contractual Commitments

There have been no material changes in our contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2007, we closed on two structured investments that we manage. The structures have approximately $1.1 billion issued and are fully subscribed. During the nine months ended September 30, 2007, we also issued an additional $188 million on a structured investment closed on in 2006. As a condition to managing these structures, we were required to invest a total of $7 million in the residual or “equity” tranches of the facilities closed on in 2007, which are the most subordinated tranches of securities issued by the structured investment entities. As an investor in the residual tranches, our return correlates to the performance of the portfolio of high-yield investments comprising the structured investments. Our exposure as an investor is limited solely to our aggregate investment in these facilities, and we have no obligation, contingent or otherwise, that could require any further funding of the investments. The structured investments are considered variable interest entities but are not consolidated as we are not considered the primary beneficiary.

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

•                  the impacts of our efforts to improve distribution economics and to grow third-party distribution of our products;

•                  our ability to establish our new brands and to realize benefits from tax planning; and

•                  general economic and political factors, including consumer confidence in the economy, and in applicable legislation and regulation, including tax law, tax treaties and regulatory rulings and pronouncements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the third quarter of 2007, we began hedging our guaranteed minimum accumulation benefit (“GMAB”) riders.  The GMAB rider guarantees that, regardless of market performance, at the end of the 10 year waiting period, the contract value will be no less than the original investment or 80% of the highest anniversary value, adjusted for withdrawals. If the contract value is less than the guarantee at the end of the 10 year period, a lump sum will be added to the contract value to make the contract value equal to the guarantee value. We face risk from these riders as the fair value of the guaranteed benefits changes due to changes in levels of equity and bond markets, interest rates, market implied volatilities and other factors.

Our GMAB hedge strategy utilizes longer dated put and call options as the core instruments, supplemented with equity futures and interest rate swaps to further mitigate the risks not covered by the puts and calls. This strategy is semi-static, similar to our guaranteed minimum withdrawal benefit (“GMWB”) hedging strategy, in that we do not anticipate the need for frequent or significant rebalancing.

We have added a new GMWB benefit design, called SecureSource. There are two primary differences between SecureSource and our previous GMWB for life design. First, SecureSource is available in a joint version that promises 6% withdrawals while either contract holder remains alive.  Second, once withdrawals begin, the policyholder’s funds are moved to one of the three less aggressive asset allocation models (of the five that are available prior to withdrawal).

We have also begun utilizing longer dated put and call derivatives in our GMWB hedging strategy to improve effectiveness and reduce hedging costs. These derivatives are an alternative to the more customized equity puts we have used previously. We continue to supplement the core derivatives with equity futures and interest rate swaps to further mitigate interest rate and equity risk.

The total value of all variable annuity contracts has grown from $49.5 billion at December 31, 2006 to $57.1 billion at September 30, 2007. The contracts containing GMWB riders have grown from $7.2 billion at December 31, 2006 to $12.0 billion at September 30, 2007. The total value of variable annuity contracts with GMAB riders has grown from $1.4 billion at December 31, 2006 to $2.1 billion at September 30, 2007. Reserve liabilities for the guaranteed benefits are recorded in future policy benefits and claims on our Consolidated Balance Sheets. At September 30, 2007, the reserve for the GMWB was $76 million compared with a reserve of negative $12 million at December 31, 2006. At September 30, 2007, the reserve for the GMAB was $12 million compared with a reserve of negative $5 million at December 31, 2006. The large increases in reserves for the GMWB and GMAB reflect the effects of a substantial increase in long-term volatility on the mark-to-market value of the guarantees.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2007.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of 2007.

(a)	(b) Total Number of	Average Price		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
Period	Shares Purchased	Paid per Share		or Programs(1)	or Programs(1)

July 1 to July 31, 2007
Share repurchase program(1)	100,000	$59.68	(2)	100,000	$865,444,903
Employee transactions(3)	1,667	$64.71		N/A	N/A

August 1 to August 31, 2007
Share repurchase program(1)	1,977,200	$57.95	(2)	1,977,200	$750,869,619
Employee transactions(3)	981	$56.23		N/A	N/A

September 1 to September 30, 2007
Share repurchase program(1)	831,620	$60.23	(2)	831,620	$700,783,761
Employee transactions(3)	516	$61.39		N/A	N/A

Totals
Share repurchase program	2,908,820	$58.66		2,908,820
Employee transactions	3,164	$61.54		N/A
	2,911,984			2,908,820

(1)

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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: November 6, 2007	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date: November 6, 2007	By	/s/ David K. Stewart
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