Form 10-K
period 2007-12-31
AMERIPRISE FINANCIAL INC
filed 2008-02-29
CIK 820027

Use these links to rapidly review the document
TABLE OF CONTENTS
AMERIPRISE FINANCIAL, INC. SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Parent Company Only) Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number 1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	13-3180631 (I.R.S. Employer Identification No.)
1099 Ameriprise Financial Center Minneapolis, Minnesota (Address of principal executive offices)	55474 (Zip Code)
Registrant's telephone number, including area code (612) 671-3131

                Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The New York Stock Exchange, Inc.

                Securities registered pursuant to Section 12(g) of the Act: None.

                Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

                Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

                The aggregate market value, as of June 30, 2007, of voting shares held by non-affiliates of the registrant was approximately $14.9 billion. Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2008
Common Stock, par value $.01 per share	226,959,042 shares

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV: Portions of the registrant's 2007 Annual Report to Shareholders ("2007 Annual Report to Shareholders") Part III: Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 23, 2008 ("Proxy Statement").

AMERIPRISE FINANCIAL, INC.
FORM 10-K
INDEX

PART I.

Item 1. Business.

Overview

              Ameriprise Financial, Inc. is a holding company incorporated in Delaware primarily engaged in business through its subsidiaries. Accordingly, references below to "we," "us" and "our" may refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies or to one or more of our subsidiaries. Our headquarters are located at 55 Ameriprise Financial Center, Minneapolis, Minnesota 55474. We also maintain executive offices in New York City.

              We are engaged in providing financial planning, products and services that are designed to be utilized as solutions for our clients' cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. As of December 31, 2007, we had approximately 2.8 million individual, business and institutional clients and a network of more than 11,800 financial advisors and registered representatives ("affiliated financial advisors"). Our asset management, annuity, and auto and home protection products are also distributed outside of our affiliated financial advisors, through third party advisors and affinity relationships.

              We strive to deliver solutions to our clients through an approach focused on building long term personal relationships. We offer financial planning and advice that aims to be responsive to our clients' evolving needs and helps them achieve their identified financial goals by recommending clients' actions and a range of product "solutions" consisting of investment, annuities, insurance, banking and other financial products that position our clients to realize a positive return or form of protection while accepting what they determine to be an appropriate range and level of risk. The financial product solutions we offer through our affiliated advisors include both our own products and services and products of other companies. Our financial planning and advisory process is designed to provide comprehensive advice, when appropriate, to address our clients' cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. We believe that our focus on personal relationships, together with our strengths in financial planning and product development, allows us to better address our clients' financial needs, including the financial needs of our primary target market segment, the mass affluent and affluent, which we define as households with investable assets of more than $100,000. This focus also puts us in a strong position to capitalize on significant demographic and market trends, which we believe will continue to drive increased demand for our financial planning and other financial services.

              Our multi-platform network of affiliated financial advisors is the means by which we develop personal relationships with clients. We refer to the affiliated financial advisors who use our brand name (who numbered more than 10,200 at December 31, 2007) as our branded advisors, and those who do not use our brand name but who are affiliated as registered representatives of ours as our unbranded advisors (who numbered over 1,600 at December 31, 2007). Our branded advisor network is also the primary distribution channel through which we offer our investment products and services, as well as a range of banking and protection products. We offer our branded advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in delivering product solutions to clients. We believe our approach not only improves the products and services we provide to clients, but also allows us to reinvest in enhanced services for clients and support available to our affiliated financial advisors. This integrated model also affords us a better understanding of our client base, which allows us to better manage the risk profile of our businesses. We believe our focus on meeting clients' needs through personal financial planning results in more satisfied clients with deeper, longer lasting relationships with our company and higher retention of experienced financial advisors.

              During the fourth quarter of 2007, we completed the implementation of an enhanced transfer pricing methodology and expanded the presentation of our financial results from three to five segments to align with the way we view our businesses. All previously reported financial information relating to these segments as reflected herein has been restated to reflect the composition of each new segment.

              Our five operating segments are:

  •
  Advice & Wealth Management;

  •
  Asset Management;

  •
  Annuities;

  •
  Protection; and

  •
  Corporate & Other.

              Our Advice & Wealth Management segment provides financial planning and advice, as well as full service brokerage and banking services, primarily to retail clients, through our affiliated financial advisors. Our affiliated advisors utilize a diversified selection of both proprietary and non-proprietary products to help clients meet their financial needs.

              Our Asset Management segment provides investment advice and investment products to retail and institutional clients. Our domestic U.S. retail investment products are distributed primarily through our Advice & Wealth Management segment and through a growing number of third party distributors.

              Our Annuities segment provides RiverSource Life variable and fixed annuity products to our retail clients primarily through our Advice & Wealth Management segment and to the retail clients of unaffiliated advisors through third-party distribution.

              Our Protection segment provides a variety of protection products to address the identified protection and risk management needs of our retail clients including life, disability income and property-casualty insurance.

              Our Corporate & Other segment consists of net investment income on corporate level assets, including excess capital held in RiverSource Life and other unallocated equity and other revenues from various investments as well as unallocated corporate expenses. This segment also included non-recurring costs in 2007, 2006 and 2005 associated with our separation from American Express Company ("American Express"), the last elements of which were expensed in the fourth quarter of 2007.

              In 2007, we generated $8.7 billion in total net revenues, $1.0 billion in pretax income and $814 million in net income. At December 31, 2007, we had $480.2 billion in owned, managed and administered assets worldwide compared to $466.3 billion as of December 31, 2006, as follows:

	As of December 31,
Asset Category
	2007	2006
	(in billions)
Owned	$39.6	$33.8
Managed	369.6	363.5
Administered	71.0	69.0

Total	$480.2	$466.3

Our Principal Brands

              We use two brand names for our businesses: Ameriprise Financial and RiverSource.

              We use Ameriprise Financial as our holding company brand, as well as the name of our branded advisor network and certain of our retail products and services. The retail products and services that utilize the Ameriprise brand include some products and services that we provide through our branded advisors (e.g., investment advisory accounts, retail brokerage services and banking products) and some products and services that we market directly to consumers (e.g., personal auto and home insurance).

              We use our RiverSource brand for our asset management, annuity, and the majority of our protection products. Products that utilize the RiverSource name include retail and institutional asset management products, annuities and life and disability income insurance products. We believe that using a distinct brand for these products, including our retail mutual funds, permits differentiation from our branded advisor network.

Our Organization

              The following is a simplified organizational structure for our company. The current legal entity names are provided for each subsidiary.

              Following is a brief description of the business conducted by each subsidiary noted above, as well as the segment or segments in which it primarily operates.

  •
  Ameriprise Financial Services, Inc.  ("AFSI") is our primary financial planning and retail distribution subsidiary, which operates under our Ameriprise Financial brand name. Its results of operations are included in our Advice & Wealth Management segment.

  •
  American Enterprise Investment Services Inc.  ("AEIS") is our registered clearing broker-dealer subsidiary. Brokerage transactions for accounts introduced by AFSI are executed and cleared through AEIS. Its results of operations are included in our Advice & Wealth Management segment.

  •
  RiverSource Investments, LLC ("RiverSource Investments") serves as investment advisor to our RiverSource® family of mutual funds and to institutional accounts. Its results of operations are included in our Asset Management and Corporate & Other segments.

  •
  RiverSource Life Insurance Company ("RiverSource Life") conducts its insurance and annuity business in states other than New York. Its results of operations for our annuities business are included primarily in the Annuities segment, and its results of operations with respect to other products it manufactures are reflected primarily in the Protection segment. Investment income on excess capital is reported in the Corporate & Other segment.

  •
  RiverSource Life Insurance Co. of New York ("RiverSource Life of NY") conducts its insurance and annuity business in the State of New York. Its results of operations for our annuities business are included primarily in the Annuities segment, and its results of operations with respect to other products it manufactures are reflected primarily in the Protection segment. Investment income on excess capital is reported in the Corporate & Other segment. RiverSource Life of NY is a wholly owned subsidiary of RiverSource Life. We refer to RiverSource Life and RiverSource Life of NY as the "RiverSource Life companies."

  •
  Ameriprise Certificate Company issues a variety of face-amount certificates, which are a type of investment product. Its results of operations are included in the Advice & Wealth Management segment.

  •
  Ameriprise Bank, FSB ("Ameriprise Bank") offers a variety of consumer banking and lending products and personal trust and related services. Its results of operations are included in the Advice & Wealth Management segment.

  •
  Ameriprise Trust Company provides trust services to individuals and businesses. It also acts as custodian for the majority of the RiverSource mutual funds. Its results of operations are included in the Asset Management segment.

  •
  RiverSource Distributors, Inc.  ("RiverSource Distributors") is a broker-dealer subsidiary organized to serve as the principal underwriter and distributor for our RiverSource mutual funds, annuities and insurance products sold through AFSI, and our wholly owned subsidiary Securities America, Inc. ("SAI") as well as through third-party channels such as banks and broker-dealer networks. Its results of operations are included in our Asset Management, Annuities and Protection segments.

  •
  RiverSource Service Corporation is a transfer agent that processes client transactions for our RiverSource mutual funds and Ameriprise face-amount certificates. Its results of operations are included in our Asset Management segment.

  •
  IDS Property Casualty Insurance Company ("IDS Property Casualty" or "Ameriprise Auto & Home") provides personal auto, home and excess liability insurance products. Ameriprise Insurance Company is also licensed to provide these products. The results of operations of these companies are included in the Protection segment.

  •
  Securities America Financial Corporation is a holding company for SAI, our retail distribution subsidiary which provides a platform for our unbranded advisors. Its results of operations are included in our Advice & Wealth Management segment.

  •
  Threadneedle Asset Management Holdings Limited is a holding company for the London-based Threadneedle group of companies ("Threadneedle" or "Threadneedle Investments"), which provide investment management products and services on a basis primarily independent from our other affiliates. Operating under its own brand name, management organization and operating and technology infrastructure, Threadneedle's results of operations are included in our Asset Management segment.

Our Strengths

              We believe we are positioned to be the provider of choice for financial planning products and services to a growing base of mass affluent and affluent consumers, particularly as many of them reach retirement. These strengths include our:

  •
  Strong position in the financial services industry.  Over our more than 110-year history, we have established ourselves as a leading provider of financial planning and advice, as well as product solutions designed to help clients plan for and achieve their financial objectives, built on a foundation of personal relationships. As of December 31, 2007, we had $480.2 billion in owned, managed and administered assets and a sales force of more than 11,800 affiliated financial advisors. For the nine months ended September 30, 2007, our variable annuity products ranked ninth in new sales of variable annuities (according to Morningstar Annuity Research Center). For the nine months ended September 30, 2007, our variable universal life insurance ranked fourth in sales based on total premiums (according to Tillinghast-Towers Perrin's Value™ survey) and our individual disability income insurance (non-cancellable) ranked seventh in sales based on total premiums (according to LIMRA International®).

  •
  Longstanding and deep client relationships.  We believe that our branded advisors' financial planning approach helps to meet our clients' financial needs and fosters deep and long-term client relationships. We estimate that, of those clients who have received a financial plan or who have entered into an agreement to receive and have paid for a financial plan from our branded advisors, over 75% have been with us for three or more years, with an attrition rate of less than 1% per year. Our branded advisor clients with more than $100,000 in assets with us have been with us, on average, more than twelve years. More than 67% of these clients have received a financial plan or have entered into an agreement to receive and have paid for a financial plan and these clients hold an average of more than four products. We believe the depth of our branded advisor client relationships and portion of a client's liquid or investable assets (excluding 401(k) assets, employee stock plans and real estate) is leading in the industry.

  •
  Personal financial planning and investment advisory approach targeted to the fast-growing mass affluent and affluent market segment. Our branded advisors offer our clients financial planning and other advisory services as well as certain banking and brokerage services. Our branded advisor network included the largest number of CERTIFIED FINANCIAL PLANNER® professionals of any retail advisory force (based on data filed at adviserinfo.sec.gov and documented by the Certified Financial Planner Board of Standards, Inc. as of December 31, 2006). Ameriprise is America's largest financial planning company. We believe our focus on financial planning positions us well to capitalize on the demographic trends in our target segment, particularly as they prepare for retirement. The mass affluent and affluent market segment accounts for about 90% of the $21 trillion of U.S. investable assets (according to the MacroMonitor 2006-2007 consumer survey prepared by SRI Consulting Business Intelligence). We have found that more than 58% of consumers in our target segment are willing to pay a knowledgeable advisor for financial advice to address their immediate and long-term needs in the context of their entire financial situation (MacroMonitor 2006-2007 survey prepared by SRI Consulting Business Intelligence). We believe the financial planning process not only helps us to develop more tailored solutions designed to address our clients' financial needs, but also helps us develop a better understanding of the demographics and trends among our clients. We believe our approach results in increased client satisfaction, longer-term relationships with our clients and better risk profiles in our Protection segment. Our experience has shown that by helping our clients in their efforts to meet their financial needs through our financial planning approach, clients with an implemented financial planning relationship hold approximately three times more invested assets with our company than clients without a financial plan.

  •
  Large, well-trained sales force with a nationwide presence.  At December 31, 2007, we had a nationwide network that included more than 10,200 branded advisors and more than 1,600 unbranded advisors. According to Investment News' 2008 Broker-Dealer Profile, our branded advisor force was determined to be the third largest sales force in the United States in 2007 based on the number of our registered representatives. We offer training designed to instill knowledge of varied product and service offerings and our personalized client focus. We provide tools necessary to help deliver a consistent, disciplined financial planning experience to clients. We believe that the grounding of our branded advisors in our financial planning model, as well as the resources that our integrated business model offers them, enhances our ability to hire, offer franchises to, and retain financial advisors.

  •
  Broad product development capability and diversified range of products and services. We develop and manage a broad range of asset accumulation, income and insurance products under the RiverSource and Threadneedle brands. In addition to our RiverSource and Threadneedle families of funds, we are a leading underwriter of variable annuity and life insurance products, and we also underwrite fixed annuities and other products such as disability income and personal auto and home insurance. Under the Ameriprise Brand, we offer certificates, and banking, brokerage and investment advisor/wrap products and services. Complementing our product offerings, we also provide access to a wide range of other companies' products and securities and offer a number of financial planning, banking and related services to help our clients achieve their financial goals. The diversity among our product and service offerings not only assists our affiliated financial advisor network in addressing the varied needs of our clients, but also provides our company with diversification among its sources of revenues and earnings.

  •
  Strong balance sheet and ratings and comprehensive risk management process.  We believe our size, ratings and capital strength provide us with a sound basis for competing in the marketplace. Our strong balance sheet, sound risk management and financial discipline have helped us maintain strong ratings, as well as client and financial advisor confidence in our business. We have a high quality investment portfolio, with only 6% of our invested assets rated below investment grade as of December 31, 2007. In addition, we apply risk management tools to prudently manage our company's risk profile.

  •
  Experienced management team with sound business and decision-making capabilities. Our senior management team has an average of over 23 years of experience in the financial services industry. We emphasize a performance- and execution-oriented corporate culture. We utilize a consistent decision-making framework to evaluate our existing products and businesses, as well as to prioritize growth opportunities and the associated trade-offs for our company. This framework takes into account four key elements: client needs and behavior, competitor positioning and strategies, our capabilities and risk-return financial metrics.

Our Strategy

              As an integrated financial planning and financial services company with a nationwide presence, a diverse set of cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer products and services, and as the leader in financial planning, we believe we are well positioned to further strengthen our offerings to existing and new clients and deliver profitable growth to our shareholders. Our five strategic objectives are:

  •
  Growing our mass affluent and affluent client relationships.  We intend to grow our mass affluent and affluent client base by building our brand awareness, deepening existing client relationships and developing new client relationships.

  •
  Building brand awareness.  We believe having strong Ameriprise brand recognition, built on a consistent message of shaping financial solutions for a lifetime through tailored financial advice, will help us continue to grow. In addition, a strong RiverSource brand will serve to support our product sales efforts through affiliated and unaffiliated advisors. We have invested substantial resources through national advertisers and locally based marketing programs to develop and build awareness of our Ameriprise and RiverSource brands. Our online presence also played a prominent role in the evolution of our advertising for the Ameriprise brand in 2007. New network and cable television advertising drove consumers to our Ameriprise.com website, and reinforced the message that "Today, more people come to Ameriprise for financial planning than any other company." To increase RiverSource brand awareness among investment professionals, in 2007 RiverSource Investments launched its first advertising campaign, which included a series of print and online advertisements in financial trade publications. We also utilize alliance arrangements to expand awareness of our brands, to support financial advisor recruitment and client acquisition efforts, and to define our advantages for prospective new clients and distribution partners. For more information on our alliances, see "Business—Our Segments—Advice & Wealth Management—Brokerage and Investment Advisory Services—Strategic Alliances and Other Marketing Arrangements" and "Business—Our Segments—Protection—Distribution and Marketing Channels." As of December 31, 2007, we had total Ameriprise brand awareness of 56%.

    •
    Deepening existing client relationships.  Our branded financial advisors take a client-centric approach. To help our branded advisors address the changing needs of our clients, we continue to develop methods for advisors to introduce, when appropriate, non-financial plan clients to the financial planning process and to assist financial planning clients to more fully implement plans they have in place. We are also increasing our efforts to assist our advisors in delivering a consistent and compelling client experience. We have created segmented service offerings, such as Ameriprise Gold Advantage and Ameriprise Platinum Advantage, to provide recognition, special benefits and higher levels of service to our mass affluent and affluent clients. In addition, through the information we learn from supporting our branded advisor network and the market research we conduct with our existing client base, we identify opportunities to build deeper relationships with clients by addressing potentially underserved needs. We believe that deeper, longer-term relationships with our clients foster, among other things, increased satisfaction among our clients and branded financial advisors and greater owned, managed and administered assets. We also believe that strong relationships with existing clients foster the acquisition of new clients through referrals, which has long been a leading source of new clients.

    •
    Developing new client relationships.  We intend to continue to grow our client base, with particular focus on the large and growing mass affluent and affluent market segments. With our tailored approach and diverse range of financial products and services, we believe we are well positioned to address their needs—particularly as they approach retirement, typically a time with heightened needs for a comprehensive financial planning approach. According to the U.S. Census Bureau, between 2000 and 2020, the 45-64 age group—typically the prime financial and asset accumulation years for retirement—is projected to grow by 34%, with most of that growth occurring by 2010. In addition, we provide support to our branded advisors with a wide range of corporate and locally defined client acquisition programs, advisor training, and practice development tools.

  •
  Strengthening our lead in comprehensive financial planning.  We are America's largest financial planning company, and more people come to Ameriprise for financial planning than any other firm. We are strategically focused on building and strengthening this leadership position. We have a range of strategies to grow our lead and increase the number of our financial planning relationships, leveraging our Dream Book® guide and our Dream > Plan > Track >® approach to financial planning and advice. Our approach begins by asking clients to define their dreams and aspirations, then we support them by developing their plan to help them achieve those goals, and we work with them over time to execute against that plan and track their progress in achieving their goals. We have recently invested substantially in a new set of advisor technology applications and training that we believe will enable them to serve even more clients, in a more integrated way.

  •
  Delivering profitable growth and productivity in our advisor network.  We intend to continue to enhance the productivity of our affiliated financial advisor network, including our branded and unbranded platforms, by providing leading technological tools, client acquisition programs and support, generalist and specialist leadership, and a comprehensive set of products and services. With regard to our branded advisors, we offer support to help them build their practices, and we seek to offer franchises to quality individuals, offering a choice of affiliation (employee, franchisee or employee or contractor of a franchisee). We continue to enhance the support available to our branded advisors in areas such as leadership, technology, training, marketing, financial planning and a broad set of products and services. We charge a fee to our franchisee branded advisors for some of these services. We believe this support helps our branded advisors acquire more of our target clients, deliver a more consistent experience and serve clients with a wide range of products and services. We are continuing our focused recruitment efforts by recruiting individuals who are new to the industry, as well as attracting experienced financial advisors through both individual recruitment and practice acquisitions. Our branded advisor network model provides flexibility to our branded advisors in building and managing their individual practices, which we believe leads to better retention. We design our compensation plans, including our equity compensation plans for employee and franchisee branded advisors, to foster, among other things, greater levels of financial advisor productivity and retention. With regard to our unbranded advisors, who are offered a lower level of firm-provided support in exchange for higher levels of compensation, our strategy is to continue to profitably grow this platform.

  •
  Growing assets, through strong product solutions, and extending our distribution reach.  We have a range of strategies to achieve this objective, including:

  •
  Expanding our product and service offerings.  We plan to continue developing and deploying new products and services designed to address the evolving financial and retirement needs of mass affluent and affluent clients. In 2007, some of our new product solutions included:

          Advice & Wealth Management—We launched Active Portfolios® investments—a discretionary wrap account service of which we are the sponsor. These portfolios are actively managed and monitored through a disciplined, quantitative investment process that seeks to provide risk-managed growth or inflation-adjusted income over time. Assets under management in Active Portfolios investments totaled approximately $2.9 billion as of December 31, 2007. In addition, our range of branded banking products and services offered through Ameriprise Bank continues to expand, including client-focused credit card offerings from American Express and MasterCard.

          Asset Management—RiverSource Investments introduced the RiverSource Advanced AlphaSM strategies series of mutual funds which rely upon independent research to invest in combinations of short and long positions—strategies that had previously been available primarily to institutional investors. Other new funds introduced in 2007 include the RiverSource Strategic Income Allocation Fund and the RiverSource Disciplined Large Cap Growth Fund. Through Threadneedle, we have strengthened our international investment product and service offerings and will continue to expand our international offerings.

          Annuities—We introduced a new variable annuity feature called SecureSourceSM rider, an updated version of our optional guaranteed lifetime withdrawal benefit rider that provides for joint as well as single life coverage.

          Protection—We introduced the RiverSource Succession ProtectorSM, survivorship universal life insurance policy that helps meet the estate planning needs of affluent older Americans. We also launched a new individual disability income insurance product line with higher issue limits for mass affluent and affluent clients, and added Portfolio Navigator, a professionally managed asset allocation and re-balancing option within our variable universal life insurance product.

    •
    Maintaining consistent investment performance.  We believe the foundation of strong investment product offerings is strong investment performance. Our success is demonstrated by the number of mutual funds above Lipper performance medians. Our strategy for maintaining consistent investment performance includes continuing to leverage our top talent and selectively growing our investment management talent pool. We intend to grow our talent pool by organic means (through strengthening of our investment management teams), by external means (through continuing to recruit individuals and teams of investment professionals with strong track records and potentially making opportunistic acquisitions of well-performing investment management firms) and through the utilization of sub-advisors as appropriate. We intend to continue investing in tools and resources to assist both our fixed income and equity investment management teams to improve performance while managing risk effectively through the consistent application of risk management processes. Our fixed income investment management teams utilize BlackRock Solutions®, a leading portfolio management, trading and risk management tool, in better analyzing and isolating the effects of specific factors affecting performance of fixed income portfolios. In equities, we employ a multi-platform approach using highly accountable investment management teams with dedicated analytical and equity trading resources. Each team focuses on particular investment strategies that are accessible through multiple distribution channels, supported by the Charles River equity trading and compliance system. We believe that maintaining consistent investment performance will positively impact long-term growth in our managed assets.

    •
    Extending our distribution reach.  Our distribution reach spans retail advisors, institutional, direct and worksite channels.

    •
    We reach our retail advisors through our existing wholesaling, sales and marketing capabilities to our affiliated as well as unaffiliated advisors. Ameriprise branded advisors are our primary channel for our cash and liquidity, asset accumulation, income, protection and estate and wealth transfer products and services, and our mutual fund, annuity and insurance products compete with nearly 3,000 funds to earn and gain sales with these advisors. An important part of our growth strategy includes unaffiliated advisors. We are already an established player with sales of RiverSource variable annuities through unaffiliated advisors, and in 2007 we began to distribute RiverSource investment management products through unaffiliated advisors. In addition, we are continuing to expand distribution of Threadneedle products and services through both our own channels in the United States and third-party retail and institutional channels elsewhere.

      •
      We compete in institutional channels in the U.S. and internationally with products and services offered by RiverSource Investments, as well as Threadneedle. These offerings include separately managed accounts, hedge funds and sub-advised accounts.

      •
      Principally with regard to our property and casualty business, we compete in the direct channel as well by forging new alliances. We have marketing alliances with major companies, including Costco Wholesale Corporation ("Costco"), Delta Loyalty Management Services, Inc. ("Delta") and Ford Motor Credit Company, which sponsor programs to acquire and serve new clients and distribute our own products and services.

      •
      Through our worksite program, Workplace Financial Planning, our Business Alliances group provides corporate clients with personal financial planning services for their employees.

      •
      For more information about these alliances, see "Business—Our Segments—Advice & Wealth Management—Brokerage and Investment Advisory Services—Business Alliances". In addition, we have expanded our distribution of RiverSource mutual funds through third-party channels, building on our success in distributing RiverSource annuities. Through these efforts, we believe we can grow our client base and increase the volume of products and services that we provide.

  •
  Maintaining an increasingly strong and efficient operating foundation.  This includes enhancing the requisite technology infrastructure, seeking to ensure compliant business practices, ensuring organizational effectiveness and employee satisfaction, focusing our use of capital and expanding operating margins. Our strategies include:

  •
  Enhancing the requisite technology infrastructure.  Operational excellence in technology and service delivery are key enablers in our growth strategy. We target our technology investments to modern, scaleable solutions that serve the needs of clients, advisors and employees with efficiency and dependability. Our primary sites for technology and service delivery are in Minneapolis but much of this work is accomplished through vendor partnerships in the United States, India, Argentina and Canada. While we seek to structure our technology and service delivery operations in a cost-effective manner, we maintain in-house staffing of service delivery personnel who are touchpoints for our advisors and clients, and emphasize internal ownership and staffing of the functions accountable for information technology strategy, architecture and security as well as planning of data and telecommunications equipment and software comprising our entire computing and network infrastructure. We continue to invest in technology that will enable our advisors to more efficiently provide higher levels of service to clients, such as our AdvisorCompass® desktop system.

  •
  Ensuring compliant business practices.  Our corporate values emphasize the need for our employees and financial advisors to act with integrity, in compliance with laws and company policy, and consistent with our obligations to our advisory clients. Propelled by these values, we have designed and implemented a combination of dedicated resources, technology, policies, processes and tools to instill and operate in a strong culture of compliance. Our compliance departments are organized along the lines of our business units and possess functional groups assigned to policy-making and interpretation, transactional and operations compliance, supervisory oversight, training input, communications, surveillance and investigations.

    •
    Ensuring organizational effectiveness.  Our Human Resources function partners with our various lines of business to attain a world-class organization that is aligned with our goals, objectives and employee needs. We strive to attract, motivate, develop, reward and retain a diverse workforce and emphasize a culture of collaboration and peak performance. Our commercial mindset and passion for delivering effective, value-added programs and initiatives to our employees and affiliated financial advisors enhances our business model.

    •
    Focusing our use of capital.  We continually seek opportunities to deploy capital more efficiently to support our business, while maintaining our strong ratings and capital position. Using our risk management decision-making framework, we regularly review our product pricing and overall risk positioning to properly account for capital requirements and make strategic adjustments to our product mix, pricing and features. All decisions about capital allocation and new product development include an evaluation of efficiency, growth prospects and margin improvement.

    •
    Expanding operating margins through reengineering.  We have a history of producing cost savings in our businesses through a three-pronged reengineering process focused on process improvements, identifying untapped operating synergies and continually reviewing third-party costs, including consolidating or outsourcing some operations. We continued this approach in 2007. For example, we continued to improve our project management and development capabilities by employing best practices such as Capability Maturity Model Integration (CMMI®). Significantly, in November 2007, we were appraised by the Carnegie Mellon® Software Engineering Institute at "Maturity Level 3", the midpoint of five levels, where level three indicates an integrated engineering process. We continue to seek opportunities to reengineer our processes and strive to improve distribution effectiveness and operating efficiency. We believe that improved efficiencies resulting from cost savings will enable us to expand operating margins and free up capital to invest in new growth opportunities.

              As we pursue these strategic objectives we expect increasing return on capital to come from disciplined capital utilization, increased operating efficiencies and proactive expense management. In addition, our product and service strategies—together with our efforts to serve our clients as an integrated firm—have facilitated a shift in revenues from our fixed-spread businesses, such as fixed annuities and investment certificates, to fee-based revenues from our RiverSource variable annuity products and financial planning, brokerage, asset management and banking services. This shift is expected to continue and to be significantly less capital-intensive than our historical fixed-spread business.

History and Development

              Our company has more than 110 years of history of providing financial solutions designed to help our clients achieve their financial objectives. Our earliest predecessor company, Investors Syndicate, was founded in 1894 to provide face-amount certificates to consumers with a need for conservative investments. By 1937, Investors Syndicate had expanded its product offerings through Federal Housing Authority mortgages, and later, mutual funds, by establishing Investors Mutual, one of the pioneers in the mutual fund industry. In 1949, Investors Syndicate was renamed Investors Diversified Services, Inc., or IDS. In 1957, IDS added life insurance products, and later, annuity products, through IDS Life Insurance Company (now known as "RiverSource Life Insurance Company"). In 1972, IDS began to expand its distribution network by delivering investment products directly to clients of unaffiliated financial institutions. IDS also introduced its comprehensive financial planning process to clients, integrating the identification of client needs with the products and services to address those needs in the 1970's, and it introduced fee-based planning in the 1980's.

              In 1979, IDS became a wholly owned subsidiary of Alleghany Corporation pursuant to a merger. In 1983, our company was formed as a Delaware corporation in connection with American Express' 1984 acquisition of IDS Financial Services from Alleghany Corporation. We changed our name to "American Express Financial Corporation" ("AEFC") and began selling our products and services under the American Express brand in 1994. To provide retail clients with a more comprehensive set of products and services, in the late 1990's we began significantly expanding our offering of mutual funds of other companies. We continued to expand our investment product offerings in 2002 with the acquisition of our Cambridge, Mass.-based quantitative investment management office and the establishment of our Boston equity investment management office. In 2003, we acquired Threadneedle Investments. On September 30, 2005, American Express consummated a distribution of the shares of AEFC to American Express shareholders (the "Distribution"), at which time we became an independent, publicly traded company and changed our name to "Ameriprise Financial, Inc."

              In connection with the Distribution, we entered into certain agreements with American Express. The principal agreements consisted of a Separation and Distribution Agreement, a Tax Allocation Agreement, a Marketing and Branding Agreement, and a Stock Purchase Agreement providing for the sale of AMEX Assurance Company to American Express. Although the terms of these agreements generally have expired and are no longer operative, certain terms (such as indemnity obligations, cooperation covenants and obligations to provide information related to contract performance) survive until applicable limitation periods have expired. We believe that we complied with the terms of these agreements, and we have not been notified of any basis for material indemnity claims. Our separation from American Express is complete.

Our Segments—Advice & Wealth Management

              Our Advice & Wealth Management segment provides financial planning and advice, as well as full service brokerage and banking services, primarily to retail clients, through our affiliated financial advisors. Our affiliated financial advisors utilize a diversified selection of both proprietary and non-proprietary products to help clients meet their financial needs. A significant portion of revenues in this segment are fee-based, driven by the level of client assets, which is impacted by both market movements and net asset flows. We also earn net investment income on owned assets primarily from certificate and banking products. This segment earns revenues (distribution fees) for distributing non-proprietary products and earns intersegment revenues (distribution fees) for distributing our proprietary products and services to our retail clients. Intersegment expenses for this segment include expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in consolidation. In 2007, 33% of our revenues from external clients were attributable to our Advice & Wealth Management business.

    Our Financial Advisor Platform

              We provide our clients financial planning and brokerage services through our nationwide network of more than 11,800 affiliated financial advisors. Our network currently includes more than 10,200 branded advisors, of which approximately 2,450 are employees of our company and approximately 7,750 are independent franchisees or employees or contractors of franchisees. Our network also includes approximately 1,600 non-employee SAI unbranded advisors. According to

Investment News' 2008 Broker-Dealer Profile, our branded advisor force was determined to be the third largest sales force in the United States in 2007.

              Advisors who use our brand name can affiliate with our company in two different ways. Each affiliation offers different levels of support and compensation, with the rate of commission we pay to each branded advisor determined by a schedule that takes into account the type of service or product provided, the type of branded advisor affiliation and other criteria. The affiliation options are:

  •
  Employee Advisors.  Under this affiliation, a financial advisor is an employee of our company, and we pay compensation competitive with other employee models. We provide our employee advisors a high level of support, including providing them local office space and staff support, in exchange for a lower commission payout rate than our branded franchisee advisors.

  •
  Branded Franchisee Advisors.  Under this affiliation, a financial advisor is an independent contractor franchisee who affiliates with our company and has the right to use our brand name. We pay our branded franchisee advisors a higher payout rate than employee advisors, but they are responsible for paying their own business expenses, such as overhead and any compensation of staff they may employ. These staff may also include associate financial advisors who are employees or contractors of a branded franchisee advisor. In addition, our branded franchisee advisors pay a franchise association fee and other fees in exchange for support we offer and the right to associate with our brand name. The support that we offer to our branded franchisee advisors includes generalist and specialist leadership support, technology platforms and tools, training and marketing programs.

              Our strong financial advisor retention speaks to the value proposition we offer advisors. As of December 31, 2007, nearly 40% of our branded advisors had been with us for more than 10 years, with an average tenure of nearly 18 years. Among branded advisors who have been with us for more than 10 years, we have a retention rate of over 96%. We believe this success is driven by the choice we offer branded advisors about how to affiliate with our company, together with our competitive payout arrangements and the distinctive support that helps them build their practices.

              Our third platform, the unbranded advisor network served by SAI, offers our own and other companies' mutual funds and variable annuities as well as other investment products and protection products of other companies.

              Each of our three platforms of affiliated financial advisors provides our clients access to our diversified set of cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer products and services, as well as a selection of products of other companies, as more fully described below.

    Brokerage and Investment Advisory Services

    Individual and Family Financial Services

              Our branded advisors strive to deliver financial solutions to our advisory clients through an approach focused on building long-term personal relationships through financial planning that's responsive to our clients' evolving needs. In our branded advisor client relationships involving financial plans, we utilize the Certified Financial Planner Board of Standards, Inc.'s defined financial planning process, which involves gathering relevant financial information, setting life goals, examining clients' current financial status and determining a strategy or plan for helping clients meet their goals given their current situation and future plans. Once we have identified a financial planning client's objectives in cash and liquidity, asset accumulation, income, protection, and estate planning and wealth transfers, we then recommend a solution set consisting of actions—such as paying down debt, increasing savings and investment, creating a will, and including tax qualified formats in the client's allocation of savings and investment—as well as products to address these objectives with clients accepting what they determine to be an appropriate range and level of risk. Our experience has shown that our financial planning relationships with our clients are characterized by an ability to better understand clients' specific needs which enables us to better help our clients meet those needs, achieve higher overall client satisfaction, have more products held and increase assets under management.

              Our financial planning clients pay a fixed fee for the receipt of financial planning services. This fee is based on the complexity of a client's financial and life situation and their advisor's particular practice experience, and is not based on or related to, actual investment performance. If clients elect to implement their financial plan with our company, we and our affiliated financial advisors generally receive a sales commission and/or sales load and other revenues for the products that we sell to them. These commissions, sales loads and other revenues are separate from and in addition to financial planning fees we and our affiliated financial advisors may receive. We achieved branded financial planning net cash sales in 2007 of $202 million, a 10% increase over 2006. In addition, sales of financial plans increased in 2007, and approximately 45% of our retail clients have received a financial plan or have entered into an agreement to receive and have paid for a financial plan.

    Brokerage and Other Products and Services

              We offer our retail and institutional clients a variety of brokerage and other investment products and services.

              Our Ameriprise ONE® Financial Account is a single integrated financial management account that combines a client's investment, banking and lending relationships. The Ameriprise ONE Financial Account enables clients to access a single cash account to fund a variety of financial transactions, including investments in mutual funds, individual securities, cash products and margin lending. Additional features of the Ameriprise ONE Financial Account include unlimited check writing with overdraft protection, credit cards, online bill payments, ATM access and a savings account. In 2008, we are introducing a co-branded MasterCard in connection with the Ameriprise ONE Financial Account.

              We provide securities execution and clearing services for our retail and institutional clients through our registered broker-dealer subsidiaries. As of December 31, 2007, we administered $71 billion in assets for clients, an increase of $2.0 billion from December 31, 2006. Clients can use our online brokerage service to purchase and sell securities, obtain independent research and information about a wide variety of securities, and use self-directed asset allocation and other financial planning tools. Clients can also contact their financial advisor and access other services. We also offer shares in public, non-exchange traded Real Estate Investment Trusts ("REITs") issued by other companies. We believe we are one of the largest distributors of public non-exchange traded REITs in the United States.

              Through our Ameriprise Gold Advantage, we offer special benefits to recognize and reward clients with more than $100,000 invested with us or with at least a $1 million face-amount estate series life insurance policy. Clients with over $500,000 invested with us or a $5 million face-amount estate series life insurance policy may qualify for Ameriprise Platinum Advantage. Clients must meet detailed eligibility and maintenance rules to qualify for and retain Gold or Platinum status. Special benefits may include items such as annual fee waivers on IRA rollovers, quarterly fee waivers on the Ameriprise ONE Financial Account or a fee-waived American Express® Preferred Rewards Gold or Platinum Card (and

in 2008, a co-branded MasterCard), as applicable. Financial planning services are available for a separate fee as described above under "Our Financial Advisor Platform."

    Fee-based Investment Advisory Accounts

              In addition to purchases of proprietary and non-proprietary mutual funds and other securities on a stand-alone basis, clients may purchase mutual funds, among other securities, in connection with investment advisory fee-based "wrap account" programs or services, and pay fees based on a percentage of their assets. This fee is for the added services and investment advice associated with these accounts. We currently offer both discretionary and non-discretionary investment advisory wrap accounts. In a discretionary wrap account, we (or an unaffiliated investment advisor) choose the underlying investments in the portfolio on behalf of the client, whereas in a non-discretionary wrap account, clients choose the underlying investments in the portfolio based, to the extent the client elects, on the recommendations of their financial advisor. Investors in discretionary and non-discretionary wrap accounts generally pay an asset-based fee (for advice and other services) that is based on the assets held in their wrap accounts as well as any related fees or costs included in the underlying securities held in that account (e.g., underlying mutual fund operating expenses, Rule 12b-1 fees, etc.). A portion of our proprietary mutual fund sales are made through wrap accounts. Client assets held in proprietary mutual funds in a wrap account generally produce higher revenues than client assets held in proprietary mutual funds on a stand-alone basis because, as noted above, we receive an investment advisory fee based on the asset values of the assets held in a wrap account in addition to revenues we normally receive for investment management of the funds included in the account.

              We offer three major types of investment advisory accounts under our Ameriprise Premier Portfolio Services ("Premier") program. The largest wrap account service we sponsor within Premier is Ameriprise Strategic Portfolio Service Advantage, a non-discretionary wrap account service. The Strategic Portfolio Service Advantage wrap account program had total client assets under management of $75.1 billion as of December 31, 2007, compared to $63.5 billion as of December 31, 2006. We also sponsor separately managed accounts ("SMAs"), a discretionary wrap account service through which clients invest in strategies offered by us and affiliated and non-affiliated investment managers. SMAs had total client assets under management of $2.3 billion as of December 31, 2007, compared to $2.4 billion as of December 31, 2006. In the first quarter of 2007, we launched Active Portfolios investments, a discretionary mutual fund wrap account service of which we are the sponsor. Our first set of portfolios offered within Active Portfolios investments enables clients to invest in portfolios managed by RiverSource Investments. Additional portfolio offerings are expected to be launched over time. Assets in Active Portfolios accounts as of December 31, 2007 were $2.9 billion.

    Mutual Fund Offerings

              In addition to the RiverSource Family of Funds, we offer nearly 2,700 mutual funds from more than 220 other mutual fund families on a stand-alone basis and as part of our wrap accounts to provide our clients a broad choice of investment products. In 2007, our retail sales of other companies' mutual funds accounted for a substantial portion of our total retail mutual fund sales. Client assets held in mutual funds of other companies on a stand-alone basis generally produce lower total revenues than client assets held in our own mutual funds, as we are not receiving ongoing investment management fees.

              Mutual fund families of other companies generally pay us by sharing a portion of the revenue generated from the sales of those funds and from the ongoing management of fund assets attributable to our clients' ownership of shares of those funds. In exchange for these payments, the mutual fund families of other companies are generally made available through our financial advisors and through our online brokerage platform. We also receive administrative services fees from most mutual funds sold through our distribution network.

    Banking Products

              We provide consumer lending and Federal Deposit Insurance Corporation ("FDIC") insured deposit products to our retail clients through our banking subsidiary, Ameriprise Bank, which commenced operations in the third quarter of 2006. Our consumer lending products include first mortgages, home equity loans, home equity lines of credit, investment secured loans and lines of credit and unsecured loans and lines of credit. The majority of bank deposits are in the Ameriprise Personal Savings Account, which is offered in connection with the Ameriprise ONE Financial Account described above in "—Brokerage and Other Products and Services." This product held $500 million in total deposits as of December 31, 2007. We also offer stand-alone checking, savings and money market accounts and certificates of deposit. We believe these products play a key role in our Advice & Wealth Management business by offering our clients an FDIC-insured alternative to other cash products. They also provide pricing flexibility generally not available through money market funds.

              To manage our exposure to residential real estate, our originated mortgage and home equity installment loan products are sold to third parties shortly after origination. All other lending products are originated and held on the balance sheet of Ameriprise Bank, with the exception of secured loans and lines of credit, which are held on the balance sheet of Ameriprise Financial. As of December 31, 2007, there were $326 million in home equity line of credit balances, $24 million in investment-secured loan and line of credit balances and $52 million in unsecured balances, net of premiums and discounts.

              Ameriprise Bank's strategy and operations are significantly focused on serving the clients of our branded advisors. We distribute our banking products through branded advisor referrals and through our website. We believe that the availability of these products is a competitive advantage and supports our financial advisors in their ability to meet the cash and liquidity needs of our clients. We also provide distribution services for the Personal Trust Services division of Ameriprise Bank. Personal Trust Services provides personal trust, custodial, agency and investment management services to individual and corporate clients of our branded advisors to help them meet their estate and wealth transfer needs. Personal Trust Services also uses some of our investment products in connection with its services.

    Face-Amount Certificates

              We currently issue four different types of face-amount certificates through Ameriprise Certificate Company, a wholly owned subsidiary that is registered as an investment company under the Investment Company Act of 1940. Owners of our certificates invest funds and are entitled to receive, at maturity or at the end of a stated term, a determinable amount of money equal to their aggregate investments in the certificate plus interest at rates we declare from time to time, less any withdrawals and early withdrawal penalties. For two types of certificate products, the rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at our discretion for prospective terms.

              At December 31, 2007, we had $3.8 billion in total certificate reserves underlying our certificate products. Our earnings are based upon the spread between the interest rates credited to certificate holders and the interest earned on the certificate assets invested. A portion of these earnings is used to compensate the various affiliated entities that provide management, administrative and other services to our company for these products. The certificates compete with many other investments offered by banks (including Ameriprise Bank), savings and loan associations, credit unions, mutual funds, insurance companies and similar financial institutions, which may be viewed by potential customers as offering a comparable or superior combination of safety and return on investment. In times of weak performance in the equity markets, certificate sales are generally stronger.

    Business Alliances

              We provide workplace financial planning and educational programs to employees of major corporations and small businesses through our Business Alliances group. Our Business Alliances group focuses on helping the individual employees of client companies plan for and achieve their long-term financial objectives. It offers financial planning as an employee benefit supported by educational materials, tools and programs. In addition, we provide training and support to financial advisors working on-site at company locations to present educational seminars, conduct one-on-one meetings and participate in client educational events.

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

    Strategic Alliances and Other Marketing Arrangements

              We use strategic marketing alliances, local marketing programs for our branded advisors and on-site workshops through our Business Alliances group in order to generate new clients for our financial planning and other financial services.

              An important aspect of our strategy is to leverage the client relationships of our other businesses by working with major companies to create alliances that help generate new financial services clients for us. We currently have relationships with Delta, eWomenNetwork, Inc. and Life Time Fitness. In addition to these relationships, we also continue to market products and services directly to consumers holding an American Express Card under our arrangement with American Express.

  •
  Delta.  Our marketing alliance with Delta provides us with the opportunity to market financial planning and advice services to consumers who have a relationship with Delta Air Lines through its Delta SkyMiles program.

  •
  eWomenNetwork, Inc.  Our marketing agreement with eWomenNetwork, Inc. allows us to use multi-channel touch points, from online to seminars and events, to reach their membership base for financial advisor client acquisition opportunities.

  •
  Life Time Fitness.  Through in-club promotions, fine dining events and direct response offers made through Life Time Fitness's Experience Life magazine, we offer financial planning services to a demographically desirable membership base approaching one million members. We also serve as a sponsor for the Life Time Fitness triathlon series.

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

    Financial Services Center

              Our Financial Services Center is a special call center for remote-based sales and service. It provides support for those retail customers who do not have access to or do not desire a face-to-face relationship with a financial advisor. Financial consultants in the Financial Services Center provide personal service and guidance through phone-based interactions and may provide product choices in the context of the client's needs and objectives.

Our Segments—Asset Management

              Our Asset Management segment provides investment advice and investment products to retail and institutional clients. RiverSource Investments predominantly provides U.S. domestic products and services, and Threadneedle Investments predominantly provides international investment products and services. U.S. domestic retail products are primarily distributed through our Advice & Wealth Management segment and also through unaffiliated advisors. International retail products are primarily distributed through third parties. Products accessed by consumers on a retail basis include mutual funds, variable product funds underlying insurance and annuity separate accounts, separately managed accounts and collective funds. Asset Management products are also distributed directly to institutions through an institutional sales force. Institutional asset management products include traditional asset classes separate accounts, collateralized loan obligations, hedge funds and property funds. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by both market movements and net asset flows. This segment earns intersegment revenue for investment management services. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management, Annuities and Protection segments. All intersegment activity is eliminated in consolidation. In 2007, 20% of our total revenues from external clients were attributable to our Asset Management business.

              At December 31, 2007, our Asset Management segment had $286.6 billion in managed assets worldwide, compared to $294.3 billion at December 31, 2006. Managed assets include managed external client assets and managed owned assets. Managed external client assets include client assets for which we provide investment management services, such as the assets of the RiverSource family of mutual funds, the assets of the Threadneedle funds and assets of institutional clients. Managed assets include assets managed by sub-advisors selected by us. These external client assets are not reported on our Consolidated Balance Sheets. Managed owned assets include certain assets on our Consolidated Balance Sheets (such as the assets of the general account and the RiverSource Variable Product funds held in the separate accounts of our life insurance subsidiaries) for which the Asset Management segment provides management services and recognizes management fees. The assets managed by our Asset Management segment comprise approximately 60% of our consolidated owned, managed and administered assets.

              For additional details regarding our managed and administered assets, see "Management's Discussion and Analysis" contained in our 2007 Annual Report to Shareholders.

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

              We believe that continuing to deliver consistent and strong investment performance will positively impact our assets under management by increasing the competitiveness and attractiveness of many of our investment products. We strive to deliver strong investment performance by supporting our fixed income and equity management teams and investing in the tools and resources to assist them in their investment management activities. We have implemented different approaches to investment management depending on whether the investments in our portfolio are fixed income or equity.

  •
  Fixed Income.  In the United States, our fixed income investment management teams are centralized in Minneapolis, with our leveraged loan team located in Los Angeles. Our fixed income teams are organized by sector. They utilize valuation models with both quantitative and qualitative inputs to drive duration, yield curve and credit decisioning. This sector-based approach creates focused teams organized by expertise and accountable for performance. Portfolio performance is measured in such a way that client interests are optimized and asset managers are incentivized to collaborate, employ best practices and execute in rapid response to changing market and investment conditions consistent with established portfolio management principles.

  •
  Equity.  We have implemented a multi-platform approach to equity asset management using individual, highly accountable investment management teams with dedicated analytical and equity trading resources. Each team focuses on particular investment strategies and product sets. We have investment management teams located in Boston, Cambridge (Massachusetts) and Minneapolis as well as at our affiliates Kenwood Capital Management LLC ("Kenwood") and Threadneedle Investments.

              Kenwood is an investment management joint venture we established in 1998. We own 47.7% of Kenwood and Kenwood's investment management principals own 47.5% of the firm, with the remainder held by associate portfolio managers employed by Kenwood. Kenwood investment management services are focused on the small- and mid-cap segments of the U.S. equity market.

              Beginning in 2001, we have undertaken major investments to deliver strong investment performance by enhancing investment management leadership, talent and infrastructure.

  •
  In September 2001, we hired our current Chief Investment Officer, who has 24 years of experience in the financial services industry.

  •
  In the first quarter of 2002, we formed our Boston investment management team through the strategic hiring of analysts and portfolio managers with substantial experience in the financial services and asset management industries. This investment team is focused on management of twelve of our own large-cap and sector mutual funds using fundamental research as a money management technique. The team assumed management of eight of these funds in 2002.

  •
  In the third quarter of 2002, we hired a new head of our fixed income investment management, who has 22 years of experience in the asset management industry.

  •
  In August 2002, we formed our Cambridge investment team following the acquisition of the assets of Dynamic Ideas LLC. Our Cambridge team uses proprietary investment management and asset allocation models to manage money and proprietary optimization techniques to control risk, lower turnover and control costs. Our Cambridge team also developed our proprietary financial planning tool Lifetime Optimizer® path with our financial advice services personnel, which is included in the customized Morningstar® workstations used by our branded advisors. The Cambridge team manages the allocation of certain Active Portfolios investments launched in 2007. Our Cambridge team manages seven retail mutual funds and co-manages eleven funds-of-funds.

  •
  In the first quarter of 2003, we reorganized our fixed income investment management team around the sector-based approach described above.

  •
  In September 2003, we acquired Threadneedle Investments, one of the U.K.'s leading investment managers. Threadneedle Investments currently has approximately 130 investment professionals based in London. We restructured our international investment management teams located in London, Singapore and Tokyo and transferred management of our RiverSource global and international equity portfolios to Threadneedle. Threadneedle Investments has performed strongly since our September 2003 acquisition and has increased its managed assets over the period from $81.1 billion at September 30, 2003 to $134.4 billion (which includes $5.6 billion for which Threadneedle served as sub-adviser to RiverSource Investments) at December 31, 2007, or 28%, of our total owned, managed and administered assets for both retail and institutional clients compared to $141.4 billion at December 31, 2006.

  •
  In 2003, we reorganized our Minneapolis-based resources to provide better support to our deep value equity investment team. Our Minneapolis equity team now manages a significant portion of the assets on our equity platform.

  •
  In 2004, we implemented BlackRock Solutions, a leading fixed income portfolio management platform. The platform provides assistance in both pre- and post-trade compliance, as well as scenario analytics, and allows our U.S.-based fixed income management teams to better analyze the effects of specific factors affecting performance. The platform also helps our fixed income portfolio managers identify and manage risk according to a multitude of factors on a real-time basis.

  •
  In 2005, we expanded the role of our head of fixed income investments to include a broad set of our Minneapolis investment teams, including both equity and fixed income. We also closed our San Diego office, allowing us to leverage resources and talent more effectively by focusing our U.S. equity portfolio management and research efforts on our three other U.S. equity platforms.

  •
  In 2006, we implemented the Charles River equity trading and compliance system, a leading tool that significantly enhances our infrastructure and capabilities.

              Taken together, these actions have led us to deliver solid investment performance during the most recent three year period. For the three-year period ended December 31, 2007, 69% of RiverSource internally managed equity mutual funds and 50% of RiverSource fixed income mutual funds were above the median of their respective Lipper peer groups. For the year ended December 31, 2007, 45% of RiverSource internally managed equity mutual funds and 42% of RiverSource fixed income mutual funds were above the median of their respective Lipper peer groups for one-year performance. In addition to our existing products, we are seeking to take advantage of our investment performance by creating new retail and institutional investment products, including four new RiverSource mutual funds, five managed accounts that follow hedge strategies for specific Threadneedle clients, one Threadneedle long short fund, and two funds within Threadneedle's Open Ended Investment Company ("OEIC") investment products that were launched in 2007. We provide seed money to certain of our investment management teams to develop new products for our institutional clients. In addition, Threadneedle Investments is leading our efforts to develop investment strategies in emerging markets with a China Equity subfund launched in 2007.

    Threadneedle Investments

              We offer international investment management products and services through Threadneedle Investments. Threadneedle Investments is headquartered in London, England and had 744 employees as of December 31, 2007. The Threadneedle group of companies provides investment management products and services independently from our other affiliates. Threadneedle Investments offers a wide range of asset management products and services, including segregated asset management, mutual funds and hedge funds, to institutional clients as well as to retail clients through intermediaries, banks and fund platforms in Europe. These services comprise most asset classes, including equities, fixed income, cash and real estate. Threadneedle Investments expects to develop additional hedge funds and other products for both the retail and institutional markets as well as to continue its efforts to attract new retail and institutional clients.

              Threadneedle Investments also offers investment management products and services to U.S. investment companies and other U.S. institutional clients, including certain RiverSource investment funds. In addition, Threadneedle Investments provides sub-advisory services to the Luxembourg-based fund family of American Express Bank Ltd., a subsidiary of American Express.

              Threadneedle acquired Convivo Capital Management in October 2007 in order to further strengthen its alternate investment capabilities.

    Asset Management Offerings

    Mutual Fund Families—RiverSource and Threadneedle

              Our RiverSource family of mutual funds consists of two groups of funds: (1) the RiverSource Funds, a group of retail mutual funds, and (2) the RiverSource Variable Portfolio Funds ("VP Funds"), a group of variable product funds available as investment options in variable insurance and annuity products. We offer the RiverSource Funds to investors primarily through our financial advisor network and to participants in retirement plans through various third-party administrative platforms. In 2007, we began efforts to increase distribution of RiverSource funds through third-party broker-dealer firms, third-party administrative platforms and banks. By the end of the year, we had over 80 selling agreements in place with third parties for our RiverSource funds with cash sales of $351.1 million at December 31, 2007. The VP Funds are available as underlying investment options in our own RiverSource variable annuity and variable life products. Both the RiverSource Funds and the VP Funds include domestic and international equity, fixed income, cash management and balanced funds with a variety of investment objectives. We refer to the RiverSource Funds and the VP Funds, together, as the RiverSource family of mutual funds.

              RiverSource Investments introduced several new funds in 2007, including the RiverSource Strategic Income Allocation Fund and the RiverSource Disciplined Large Cap Growth Fund, two single strategy funds that offer additional investment products focused on investors' needs for income and growth, respectively. RiverSource Investments also introduced to retail clients the RiverSource Advanced Alpha strategies series of mutual funds which are available to more affluent individual investors. The funds (the RiverSource 120/20 Contrarian Fund, RiverSource 130/30 U.S. Equity Fund, and the RiverSource Absolute Return Currency and Income Fund) rely upon independent research to invest in combinations of short and long positions—strategies that had previously been available primarily to institutional investors.

              At December 31, 2007, the RiverSource family of mutual funds consisted of 103 funds with $86.9 billion in managed assets compared to 99 funds with $81.7 billion at December 31, 2006. The RiverSource Funds had total managed assets at December 31, 2007 of $61.33 billion in 80 funds compared to $59.5 billion at December 31, 2006 in 76 funds. The VP Funds had total managed assets at December 31, 2007 of $25.53 billion in 23 funds compared to $22.2 billion at December 31, 2006 in 23 funds.

              RiverSource Distributors acts as the principal underwriter (distributor of shares) for the RiverSource family of mutual funds. In addition, RiverSource Investments acts as investment manager, and several of our subsidiaries perform various services for the funds, including accounting, administrative, transfer agency and custodial services. RiverSource Investments performs investment management services pursuant to contracts with the mutual funds that are subject to renewal by the mutual fund boards within two years after initial implementation, and thereafter, on an annual basis.

              RiverSource Investments earns management fees for managing the assets of the RiverSource family of mutual funds based on the underlying asset values. We also earn fees by providing other services to the RiverSource family of mutual funds. RiverSource Funds that are equity or balanced funds have a performance incentive adjustment that adjusts the level of management fees received, upward or downward, based on the fund's performance as measured against a designated external index of peers. This has a corresponding impact on management fee revenue. In 2007, revenues were adjusted upward by $2 million due to performance incentive adjustments. We earn commissions for distributing the RiverSource Funds through sales charges (front-end or back-end loads) on certain classes of shares and distribution and servicing-related (12b-1) fees based on a percentage of fund assets, and receive intercompany allocation payments. This revenue is impacted by our overall asset levels. We experienced net asset inflows in recent quarters due to strong sales growth resulting from strong investment performance, new product introductions and effective wholesaling efforts, reversing the experience of significant outflows of prior years.

              The RiverSource family of funds also uses sub-advisors to diversify and enhance investment management expertise. Since the end of 2003, Threadneedle personnel have provided investment management services to the global and international equity funds. Kenwood, one of our affiliates, also provides sub-advisory services to one small-cap RiverSource Fund and one small-cap VP Fund. In addition to Threadneedle Investments and Kenwood, 21 unaffiliated sub-advisors provide investment management services to certain RiverSource funds.

              Threadneedle manages two U.K.-domiciled OEICs: Threadneedle Investment Funds ICVC ("TIF") and Threadneedle Specialist Investment Funds ICVC ("TSIF"). TIF and TSIF are collective investment vehicles satisfying the Undertakings for Collective Investment in Transferable Securities directive of the European Union ("UCITS Directive"), and thus are eligible for marketing to the public in the European Union. TIF and TSIF are structured as umbrella companies with a total of 45 (34 and 11, respectively) sub funds covering the world's bond and equity markets as well as money market funds. TIF is registered for public offer in the U.K., Austria, Belgium, France, Germany, Hong Kong, Luxembourg, Portugal, Spain, Switzerland (30 sub funds only) and the Netherlands. TSIF is registered for public offer in the U.K., Austria, France, Germany, Luxembourg, Portugal, Spain and the Netherlands. In addition, Threadneedle manages six unit trusts which invest into the OEICs, three property unit trusts, one Dublin-based cash OEIC and one property fund of funds.

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

              For our investment management services, we generally receive fees based on the market value of managed assets pursuant to contracts that can typically be terminated by the client on short notice. Clients may also pay fees to us based on the performance of their portfolio. At December 31, 2007, we managed a total of $19.3 billion in assets under this range of services.

    Management of Institutional Owned Assets

              We provide investment management services and recognize management fees for certain assets on our Consolidated Balance Sheets, such as the assets held in the general account of our RiverSource Life companies, the RiverSource Variable Product funds held in the separate accounts of our RiverSource Life companies, and assets held by the Ameriprise Certificate Company. Our fixed income team manages the general account assets according to a strategy designed to provide for a consolidated and targeted rate of return on investments while controlling risk. Separate account assets are managed by both our fixed income and equity teams. The Asset Management segment's management of institutional owned assets for Ameriprise subsidiaries is reviewed by the boards of directors and staff functions of the applicable subsidiaries consistent with regulatory investment requirements. At December 31, 2007, the Asset Management segment managed $33.1 billion of institutional owned assets, compared to $36.8 billion at December 31, 2006.

    Management of Collateralized Debt Obligations ("CDOs")

              We provide collateral management services to special purpose vehicles that issue CDOs through a dedicated team of investment professionals located in Los Angeles and Minneapolis. CDOs are securities collateralized by a pool of assets, primarily syndicated bank loans and, to a lesser extent, high yield bonds. Multiple tranches of securities are issued by a CDO, offering investors various maturity and credit risk characteristics. Scheduled payments to investors are based on the performance of the CDO's collateral pool. For collateral management of CDOs, we earn fees based on managed assets and, in certain instances, may also receive performance-based fees. At December 31, 2007, we managed $7.8 billion of assets related to CDOs.

    Sub-Advisory Services

              We serve as sub-advisors to certain offshore mutual funds sponsored by American Express Bank Ltd., a subsidiary of American Express. These funds are organized under the laws of Luxembourg and are advised by American Express Asset Management Company (Luxembourg) Ltd., a subsidiary of American Express. We act as sub-advisor for other domestic and international funds, and are pursuing opportunities to sub-advise additional investment company assets in the U.S. and overseas. As of December 31, 2007, we managed over $2.4 billion in assets in a sub-advisory capacity. Our affiliates, Kenwood and Threadneedle Investments, also serve as sub-advisors to investment companies and other assets.

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

    Institutional Distribution and Services

              We offer separately managed account services to a variety of institutional clients, including pension plans, employee savings plans, foundations, endowments, corporations, banks, trusts, governmental entities, high-net-worth individuals and not-for-profit organizations. We provide investment management services for insurance companies, including our insurance subsidiaries, as well as hedge fund management and other alternative investment products. These alternative investment products include CDOs available through our syndicated loan management group to our institutional clients. We also offer a variety of retirement plan services to institutional clients. We are working to further develop our institutional capabilities, including funding institutional product development by our investment management teams and through the recent expansion of our institutional and sub-advisory sales teams. At December 31, 2007, we managed $71.3 billion of assets for institutional clients.

    Retirement Plan Services

              We provide a variety of services for our institutional clients who sponsor retirement plans. These services are provided primarily through our trust company subsidiary and one of our broker-dealer subsidiaries.

              As of December 31, 2007, $8.8 billion of RiverSource Trust Collective Funds and separate accounts were managed for retirement services clients, compared to $10.2 billion at December 31, 2006. This amount does not include the RiverSource family of mutual funds held in other retirement plans, because these assets are included under assets managed for institutional and retail clients and within the "Asset Management Offerings—Mutual Fund Families—RiverSource and Threadneedle" section above.

              On June 1, 2006, our trust company subsidiary completed the sale of its defined contribution recordkeeping business. Our trust company subsidiary continued to provide recordkeeping services to these plans through a transition period that ended in 2007. We continue to manage $10.5 billion of defined contribution assets.

              We provide investment management services through collective investment funds provided by our trust company subsidiary. Collective funds are investment funds that are exempt from registration with the Securities and Exchange Commission ("SEC") and offered primarily through banks and other financial institutions to institutional clients such as retirement, pension and profit-sharing plans. We currently serve as investment manager to 45 collective funds covering a broad spectrum of investment strategies. We receive fees for investment management services that are generally based upon a percentage of assets under management rather than performance-based fees. We continue to provide our collective funds to retirement plans that were involved in the sale of our defined contribution recordkeeping business.

              In addition to RiverSource Funds and RiverSource Trust Collective Funds, we offer separately managed accounts to our retirement plan clients.

              In addition to the investment management services described above, our trust company also acts as custodian, and one of our brokerage subsidiaries acts as broker, for individual retirement accounts, tax-sheltered custodial accounts and other retirement plans for individuals and small-and mid-sized businesses. At December 31, 2007, these tax-qualified assets totaled $100.1 billion.

              Our trust company subsidiary also provides institutional asset custodial services primarily to our affiliates providing mutual funds, face-amount certificates, asset management and life insurance. At December 31, 2007, our institutional assets under custody were $113.4 billion. We receive fees for our custody services that are generally based upon assets under custody as well as transaction-related fees for our institutional custody services.

    International Distribution

              Outside the United States, Threadneedle leads our distribution and is organized along four lines: retail, institutional, alternatives and Zurich.

              Retail.    The retail business line includes Threadneedle's U.K. mutual fund family, which ranked as the seventh largest retail fund business in the United Kingdom in terms of assets under management at December 31, 2007, according to the Investment Management Association, a trade association for the U.K. investment management industry. Threadneedle sells mutual funds mostly in Europe (primarily the U.K. and Germany) through financial intermediaries and institutions.

              Institutional.    Threadneedle's institutional business offers separately managed accounts to U.K. and international pension funds and other institutions as well as offering insurance funds. Threadneedle Investments is expanding distribution of its institutional products in Scandinavia, Continental Europe, the Middle East and Asia. At December 31, 2007, Threadneedle Investments had $100.1 billion in managed assets in separately managed accounts (including "—Zurich" assets, as described below) compared to $111.2 billion at December 31, 2006.

              Alternatives.    The Alternatives section of Threadneedle's business consists of seven long/short equity funds, five managed accounts for specific clients that follow hedge strategies, two funds-of-funds and a fixed income fund. The hedge funds are sold primarily to banks and other managers of funds of hedge funds.

              Zurich.    Threadneedle's Zurich business comprises the asset management activities undertaken by Threadneedle Investments for Zurich Financial Services Group ("Zurich"). At December 31, 2007, Threadneedle had under management separately managed assets totaling $87.7 billion for Zurich, compared to $96.5 billion at December 31, 2006. Zurich is Threadneedle's single largest client and represented over 65% of Threadneedle's assets under management as of December 31, 2007. However, the annual fees associated with these assets comprise a substantially lower portion of Threadneedle's revenue. Threadneedle provides investment management products and services to Zurich for assets generated by Zurich through the sale of its life insurance products, variable annuity, pension and general insurance products, as well as other assets on the balance sheet of Zurich. Threadneedle entered into an agreement with Zurich when we acquired Threadneedle Investments in 2003 for Threadneedle to continue to manage certain assets of Zurich. For investment management of the assets underlying Zurich's U.K. life insurance and pension policyholder products (which represent 87% of the assets managed for Zurich as of December 31, 2007), the initial term of the agreement is through October 2011. For investment management of Zurich's other assets, the initial term ended in October 2006 and was extended in connection with a restructuring of the portfolio and a move to more market-aligned rates and terms. The agreement also provided for a property fee review in September 2008. Threadneedle also offers its funds directly or within a multi-manager wrap through an independent U.K. distribution platform operated by Openwork Limited. Threadneedle provides sales and marketing support for these distribution channels.

Our Segments—Annuities

              Our Annuities segment provides RiverSource Life variable and fixed annuity products to retail clients primarily distributed through our affiliated financial advisors and to the retail clients of unaffiliated advisors through third-party distribution. Revenues for our variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for our fixed annuity products are primarily earned as net investment income on assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. We also earn net investment income on owned assets supporting reserves for immediate annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Intersegment revenues for this segment reflect fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource Funds under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in consolidation. In 2007, 25% of our revenues from external clients were attributable to our Annuities business.

              We offer annuity products issued almost exclusively through the RiverSource Life companies. Our products include deferred variable and fixed annuities, in which assets accumulate until the contract is surrendered, the contractholder (or in some contracts, annuitant) dies or the contractholder or annuitant begins receiving benefits under an annuity payout option. We also offer immediate annuities, in which payments begin within one year of issue and continue for life or for a fixed period of time. In addition to the revenues we generate on these products, which are described below, we also receive fees charged on assets allocated to our separate accounts to cover administrative costs, and a portion of the management fees from the underlying investment accounts in which assets are invested, as discussed below under "—Variable Annuities." Investment management performance is critical to the profitability of our RiverSource annuity business as annuity holders have access to multiple investment options within the annuity.

              Our branded advisors generally do not offer annuity products of our competitors, except for annuities specifically designed for use in the small employer 401(k) market that are issued by two unaffiliated insurance companies, and except for a limited number of newly recruited advisors who can continue to service and receive commissions on previously placed business with certain approved unaffiliated insurance companies. Our unbranded advisors at SAI offer annuities from a broader array of insurance companies. Our RiverSource Distributors subsidiary serves as the principal underwriter and distributor of RiverSource annuities through AFSI, SAI, and third-party channels such as banks and broker-dealer networks.

              We are one of the largest issuers of annuities in the United States. For the nine months ended September 30, 2007, our variable annuity products ranked ninth in new sales of variable annuities according to Morningstar Annuity Research Center. We continue to expand distribution by delivering annuity products issued by the RiverSource Life companies through non-affiliated representatives and agents of third-party distributors.

              We had $11.2 billion of cash sales of RiverSource fixed and variable annuities in 2007, an increase of more than 4% from 2006 as a result of an increase in variable annuities sales, partially offset by a decline in fixed annuity sales. The relative proportion between fixed and variable annuity sales is generally driven by the relative performance of the equity and fixed income markets. In times of lackluster performance in equity markets, fixed sales are generally stronger. In times of superior performance in equity markets, variable sales are generally stronger. The relative proportion between fixed and variable annuity sales is also influenced by product design and other factors. Our recent sales of fixed annuity products have been substantially limited in response to consumer demand and market conditions.

    Variable Annuities

              A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder's choice. These underlying investment options may include the RiverSource VP Funds discussed above as well as variable portfolio funds of other companies. RiverSource variable annuity products inforce offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 4% at December 31, 2007.

              Our Portfolio Navigator asset allocation program is available under our variable annuities. The Portfolio Navigator program is designed to help a contract purchaser select an asset allocation model portfolio from the choices available under the program, based on the purchaser's stated investment time horizon, risk tolerance and investment goals. We believe the benefits of the Portfolio Navigator asset allocation program include a well-diversified annuity portfolio, disciplined, professionally created asset allocation models, simplicity and ease of use, access to multiple well-known money managers within each model portfolio and automatic rebalancing of the client's contract value on a quarterly basis. The model portfolios under the Portfolio Navigator asset allocation program are designed and periodically updated by our investment management subsidiary, RiverSource Investments, based on recommendations from Morningstar Associates.

              Contract purchasers can choose to add various optional benefit provisions to their contracts to meet their needs. These include enhanced guaranteed minimum death benefit provisions, guaranteed minimum withdrawal benefit provisions and guaranteed minimum accumulation benefit provisions. We are continually evaluating client needs and developing new variable annuity product solutions to meet those needs. For example, in 2007 we introduced a new variable annuity feature called SecureSource rider, an updated version of our optional guaranteed lifetime withdrawal benefit rider that provides for joint as well as single life coverage. In general, these features can help protect contractholders and beneficiaries from a shortfall in death or living benefits due to a decline in the value of their underlying investment accounts.

              The general account assets of our life insurance subsidiaries support the contractual obligations under the guaranteed benefit provisions the company issues (see "Business—Our Segments—Asset Management—Asset Management Offerings—Management of Institutional Owned Assets" above). As a result, we bear the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support. Our exposure to risk from guaranteed benefits generally will increase when equity markets decline.

              RiverSource variable annuities provide us with fee-based revenue in the form of mortality and expense risk, marketing support and administrative fees, fees charged for optional features elected by the contractholder, and other contract charges. We receive asset management fees for managing the VP Funds underlying our variable annuity products as well as Rule 12b-1 distribution and servicing-related fees from the VP Funds and the underlying funds of other companies. In addition, we receive marketing support payments from the affiliates of other companies' funds included as investment options in our RiverSource variable annuity products.

    Fixed Annuities

              RiverSource fixed annuity products provide a contractholder with cash value that increases by a fixed or indexed interest rate. Fixed rates are periodically reset at our discretion subject to certain policy terms establishing minimum guaranteed interest crediting rates. Our earnings from fixed annuities are based upon the spread between rates earned on assets purchased with fixed annuity deposits and the rates at which interest is credited to our RiverSource fixed annuity contracts. In 2007, we discontinued new sales of equity indexed annuities.

              RiverSource fixed annuity contracts inforce provide guaranteed minimum interest crediting rates ranging from 1.5% to 5.0% at December 31, 2007. New contracts issued provide guaranteed minimum interest rates in compliance with state laws providing for indexed guaranteed rates. As noted above, given prevailing consumer demand and market conditions, our recent sales of fixed annuity products have been substantially limited.

    Liabilities and Reserves for Annuities

              We must maintain adequate financial reserves to cover the risks associated with guaranteed benefit provisions added to variable annuity contracts in addition to liabilities arising from fixed and variable annuity base contracts. You can find a discussion of liabilities and reserves related to our annuity products in Note 2 to our Consolidated Financial Statements included in our 2007 Annual Report to Shareholders.

    Financial Strength Ratings

              Our insurance company subsidiaries that issue RiverSource annuity products receive ratings from independent rating agencies. Ratings are important to maintaining public confidence in our insurance subsidiaries and our protection and annuity products. For a discussion of the financial strength ratings of our insurance company subsidiaries, see the "Our Segments—Protection—Financial Strength Ratings" section, below.

    Third-Party Distribution Channels

              RiverSource annuity products are offered to retail clients through third-party channels, such as Wachovia Securities, Inc., SunTrust Securities, Inc. and Wells Fargo Securities, Inc. As of December 31,

2007, we had distribution agreements for RiverSource annuity products in place with approximately 100 third parties, with annual cash sales of $1.7 billion in 2007.

Our Segments—Protection

              We provide a variety of protection products, including life, disability income and property-casualty insurance, to address the identified protection and risk management needs of our retail clients. Life and disability income products are primarily distributed through our branded advisors. Our property-casualty products are sold direct, primarily through affinity relationships. We issue insurance policies through our life insurance subsidiaries and the Property Casualty companies (as defined below under "—Ameriprise Auto & Home Insurance Products").

              In 2007, 22% of our revenues from external clients were attributable to our Protection business. Our Protection business generates income from premiums and cost of insurance charges, the spread between our earnings on the investment of assets supporting fixed product reserves and liabilities and the interest credited or accruing to those reserve liabilities, and mortality and expense risk fees, as well as marketing, administrative, servicing and distribution support fees related to the funds underlying our variable life products.

    RiverSource Insurance Products

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

              Our sales of RiverSource individual life insurance in 2007, as measured by scheduled annual premiums, lump sum and excess premiums, consisted of 79% variable universal life, 16% fixed universal life and 5% traditional life. Our RiverSource Life companies issue only non-participating policies, which do not pay dividends to policyholders from the insurer's earnings.

              Assets supporting policy values associated with fixed account life insurance and annuity products, as well as those assets associated with fixed account investment options under variable insurance and annuity products (collectively referred to as the "fixed accounts"), are part of the RiverSource Life companies' general accounts. Under fixed accounts, the RiverSource Life companies bear the investment risk. More information on the RiverSource Life companies' general accounts is found under "Business—Our Segments—Asset Management—Asset Management Offerings—Management of Institutional Owned Assets" above.

    Variable Universal Life Insurance

              The best-selling RiverSource life insurance products are variable universal life insurance policies. Variable universal life provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder's choice, options may include RiverSource VP Funds discussed above as well as variable portfolio funds of other companies. RiverSource variable universal life insurance products inforce offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 3% to 4.5% at December 31, 2007. For the nine months ended September 30, 2007, RiverSource Life ranked fourth in sales of variable universal life based on total premiums (according to the Tillinghast-Towers Perrin's Value survey).

    Fixed Universal Life Insurance and Traditional Whole Life Insurance

              Fixed universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.

              RiverSource fixed universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of the issuing company subject to certain policy terms relative to minimum interest crediting rates. RiverSource fixed universal life insurance policies inforce provided guaranteed minimum interest crediting rates ranging from 3% to 5% at December 31, 2007. We also offer traditional whole life insurance, which combines a death benefit with a cash value that generally increases gradually in amount over a period of years and does not pay a dividend (non-participating). We have sold very little traditional whole life insurance in recent years.

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

    Disability Income Insurance

              Disability income insurance provides monthly benefits to individuals who are unable to earn income at either their occupation at time of disability ("own occupation") or at any suitable occupation ("any occupation") for premium payments that are guaranteed not to change. Depending upon occupational and medical underwriting criteria, applicants for disability income insurance can choose "own occupation" and "any occupation" coverage for varying benefit periods. In 2007, we made available new RiverSource Income Protection and RiverSource Income Protection Plus products, which provide "own occupation" and "any occupation" coverage, respectively, with varying benefit periods up to age 67. In some states, applicants may also choose various benefit provisions to help them integrate individual disability income insurance benefits with social security or similar benefit plans and to help them protect their disability income insurance benefits from the risk of inflation. For the nine months ended September 30, 2007, we were ranked as the seventh largest provider of individual (non-cancellable) disability income insurance based on premiums (according to LIMRA International).

    Long Term Care Insurance

              As of December 31, 2002, RiverSource Life discontinued underwriting long term care insurance. Our branded financial advisors now sell only long term care insurance of other companies, primarily products offered by one of the Genworth Financial insurance companies. In addition, in May 2003, we began outsourcing claims administration on our existing block of long term care policies to the Genworth Financial insurer.

              Beginning in 2004, RiverSource Life and RiverSource Life of NY filed for approval to implement rate increases on most of its existing block of nursing home-only indemnity long term care insurance policies. Implementation of these rate increases began in early 2005 and we have so far received approval for some or all requested increases in 47 states, with an average approved rate increase of 29.4% of premium on all such policies where an increase was requested.

              Beginning in 2007, RiverSource Life and RiverSource Life of NY filed for approval to implement rate increases on most of its existing block of comprehensive reimbursement long term care insurance policies. Implementation of these rate increases began in late 2007 and we have so far received approval for some or all requested increases in 41 states, with an average approved rate increase of 12.4% of premium on all such policies where an increase was requested.

              Additional rate increases may be sought with respect to these and other existing blocks of long term care insurance policies, in each case subject to regulatory approval.

    Ameriprise Auto & Home Insurance Products

              We offer personal auto, home and excess personal liability insurance products through IDS Property Casualty and its subsidiary, Ameriprise Insurance Company (the "Property Casualty companies").

              Our Property Casualty companies provide personal auto, home and liability coverage to clients in 42 states and the District of Columbia. In connection with the separation from American Express, we entered into an agreement to sell AMEX Assurance to American Express Travel Related Services Company, Inc. We completed the sale of AMEX Assurance as of September 30, 2007.

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

              Our Property Casualty companies do not have field agents; rather, we use co-branded direct marketing to sell our personal auto and home insurance products through alliances with commercial institutions, through affinity groups, and directly to our clients and the general public. Termination of one or more of these alliances could adversely affect our ability to generate new sales and retain existing business. We also receive referrals through our financial advisor network. Our Property Casualty companies have a multi-year distribution agreement with Costco Insurance Agency, Inc., Costco's affiliated insurance agency. Costco members represented 76% of all new policy sales of our Property Casualty companies in 2007. Through other alliances, we market our property casualty products to certain consumers who have a relationship with Delta Air Lines and offer personal auto, home and liability insurance products to customers of Ford Motor Credit Company.

    Reinsurance

              We reinsure a portion of the insurance risks associated with our life, disability income and long term care insurance products through reinsurance agreements with unaffiliated reinsurance companies. We use reinsurance in order to limit losses, reduce exposure to large risks and provide additional capacity for future growth. To manage exposure to losses from reinsurer insolvencies, we evaluate the financial condition of reinsurers prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. Our insurance companies remain primarily liable as the direct insurers on all risks reinsured.

              Generally, we reinsure 90% of the death benefit liability related to individual fixed and variable universal life and term life insurance products. As a result, the RiverSource Life companies typically retain and are at risk for, at most, 10% of each policy's death benefit from the first dollar of coverage for new sales of these policies, subject to the reinsurer actually paying. The RiverSource Life companies began reinsuring risks at this level during 2001 and 2002 for term life insurance and 2002 and 2003 for variable and universal life insurance. Policies issued prior to these dates are not subject to these reinsurance levels. Generally, the maximum amount of life insurance risk retained by the RiverSource Life companies is $750,000 on any policy insuring a single life and $1.5 million on any flexible premium survivorship variable life policy. For existing long term care policies, RiverSource Life (and RiverSource Life of NY for 1996 and later issues) retained 50% of the risk and ceded on a coinsurance basis the remaining 50% of the risk to a subsidiary of Genworth Financial. Risk on variable life and universal life policies is reinsured on a yearly renewable term basis. Risk on most term life policies starting in 2001 is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionately in all material risks and premiums associated with a policy. See Note 2 to our Consolidated Financial Statements included in our 2007 Annual Report to Shareholders.

              Generally, RiverSource Life Insurance Company retains at most $5,000 per month of risk per life on disability income policies sold on policy forms introduced in October, 2007 in most states and reinsures the remainder of the risk on a coinsurance basis with unaffiliated reinsurance companies. RiverSource Life companies retain all risk for new claims on disability income contracts sold on other policy forms. Our insurance companies also retain all risk on accidental death benefit claims and substantially all risk associated with waiver of premium provisions.

              We also reinsure a portion of the risks associated with our personal auto and home insurance products through two types of reinsurance agreements with unaffiliated reinsurance companies. We purchase reinsurance with a limit of $4.65 million per loss and we retain $350,000 per loss. We purchase catastrophe reinsurance and retain $10 million of loss per event with loss recovery up to $80 million per event.

    Liabilities and Reserves

              We must maintain adequate financial reserves to cover the insurance risks associated with the insurance products we issue. Generally, reserves represent estimates of the invested assets that our insurance companies need to hold now to provide adequately for future benefits and expenses. For a discussion of liabilities and reserves related to our insurance products, see Note 2 to our Consolidated Financial Statements included in our 2007 Annual Report to Shareholders.

    Financial Strength Ratings

              Our insurance subsidiaries receive ratings from independent rating agencies. Ratings are important to maintaining public confidence in our insurance subsidiaries and our protection and annuity products. Lowering of our insurance subsidiaries' ratings could have a material adverse effect on our ability to market our protection and annuity products and could lead to increased surrenders of these products. Rating agencies continually evaluate the financial soundness and claims-paying ability of insurance companies based on a number of different factors.

              More specifically, the ratings assigned are developed from an evaluation of a company's balance sheet strength, operating performance and business profile. Balance sheet strength reflects a company's ability to meet its current and ongoing obligations to its contractholders and policyholders and includes analysis of a company's capital adequacy. The evaluation of operating performance centers on the stability and sustainability of a company's sources of earnings. The business profile component of the rating considers a company's mix of business, market position and depth and experience of management.

              RiverSource Life is currently rated as "A+" (Superior) by A.M. Best Company, Inc. and its claims-paying ability/financial strength is rated "Aa3" (Excellent) by Moody's Investors Service, Inc., "AA-" (Very Strong) by Fitch and "AA-" (Very Strong) by Standard & Poor's. Generally, RiverSource Life of NY does not receive an individual rating, but receives the same rating as RiverSource Life.

              Our Property Casualty companies receive an A.M. Best rating for the combined Property Casualty companies. The combined Property Casualty companies have received an "A" rating (Excellent) by A.M. Best.

Our Segments—Corporate & Other

              Our Corporate & Other segment consists of net investment income on corporate level assets, including excess capital held in RiverSource Life and other unallocated equity and other revenues from various investments as well as unallocated corporate expenses. This segment also included non-recurring costs in 2007, 2006 and 2005 associated with our separation from American Express, which were expensed in 2007.

Competition

              We operate in a highly competitive industry. Because we are a diversified financial services firm, we compete directly with a variety of financial institutions such as registered investment advisors, securities brokers, asset managers, banks and insurance companies depending on the type of product and service we are offering. We compete directly with these entities for the provision of products and services to clients, as well as for our financial advisors and investment management personnel. Our products and services also compete indirectly in the marketplace with the products and services of our competitors.

              Our financial advisor force competes for clients with a range of other advisors, broker-dealers and direct channels, including wirehouses, regional broker-dealers, independent broker-dealers, insurers, banks, asset managers, registered investment advisers and direct distributors.

              To acquire and maintain owned, managed and administered assets, we compete against a substantial number of firms, including those of the categories listed above. Our mutual funds, like other mutual funds, face competition from other mutual fund families and alternative investment products, such as exchange traded funds. Additionally, for mutual funds, high ratings from rating services, such as Morningstar or Lipper, as well as favorable mention in financial publications, may influence sales and lead to increases in managed assets. As a mutual fund's assets increase, management fee revenue increases and the fund may achieve economies of scale that make it more attractive to investors because of potential resulting reductions in the fund's expense ratio. Conversely, low ratings and negative mention in financial publications can lead to outflows, which reduce management fee revenues and can impede achieving the benefits of economies of scale. Additionally, reputation and brand integrity are becoming increasingly more important as the mutual fund industry generally and certain firms in particular have come under regulatory and media scrutiny. Our mutual fund products compete against products of firms like Fidelity, American Funds and Oppenheimer. Competitive factors affecting the sale of mutual funds include investment performance in terms of attaining the stated objectives of the particular products and in terms of fund yields and total returns, advertising and sales promotional efforts, brand recognition, investor confidence, type and quality of services, fee structures, distribution, and type and quality of service. Our RiverSource annuity products compete with products from numerous other companies, such as Hartford, MetLife, Lincoln National and Nationwide Financial Services. Competitive factors affecting the sale of annuity products include price, product features, investment performance, commission structure, perceived financial strength, claims-paying ratings, service, brand recognition and distribution capabilities.

              Our brokerage subsidiaries compete with securities broker-dealers, independent broker-dealers, financial planning firms, registered investment advisors, insurance companies and other financial institutions in attracting and retaining members of the field force. Competitive factors in the brokerage services business include price, service and execution.

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

Technology

              We have an integrated customer management system, which serves as the hub of our technology platform. In addition, we have specialized recordkeeping engines that manage individual brokerage, mutual fund, insurance and banking client accounts. Over the years we have updated our platform to include new product lines such as brokerage, deposit, credit and products of other companies, wrap accounts and e-commerce capabilities for our financial advisors and clients. We also use a proprietary suite of processes, methods, and tools for our financial planning services.

              Most of our applications run on a technology infrastructure that we outsourced to IBM in 2002. Under this arrangement, IBM is responsible for all mainframe, midrange and end-user computing operations and a substantial portion of our web hosting and help desk operations. Also, we outsource our voice network operations to AT&T. In addition to these two arrangements, we have outsourced our production support and a portion of our development and maintenance of our computer applications to other firms.

              We regularly update our technological capabilities to help maintain an adaptive platform design that will allow a faster, lower-cost response to emerging business opportunities, compliance requirements and marketplace trends. Since 2002, we have upgraded our investment accounting platform for our owned assets, transitioned our wrap account system and transitioned our investment trading platforms to BlackRock Solutions, a leading industry platform, to support our fixed income teams and Charles River to support our equity teams. We also completed a customer analytics and business intelligence capability to enable targeted marketing and identify product sales opportunities. In addition, we completed the upgrade of our mutual fund transfer agent platform in order to help improve compliance, enhance functionality and enable third-party distribution of our own mutual funds.

              Our 2007 initiatives included investing in our technology manufacturing processes with an objective of increasing our CMMI maturity. The primary purposes of this investment have been to improve the quality of the systems we deliver, reduce executions costs, and enhance our ability to meet business needs.

              In addition to general updating of our technological capabilities as part of the separation from American Express, we installed and implemented an information technology infrastructure to support our enterprise business functions, including customer service and distribution. The separation from American Express' technology infrastructure, which was completed in 2007, included initiatives to separate hardware, applications, network, telecommunications, databases and backup and recovery solutions.

              We have developed a comprehensive business continuity plan that covers business disruptions of varying severity and scope and addresses the loss of a geographic area, building, staff, data, and systems and/or telecommunications capabilities. We subject our business continuity plan to review and testing on an ongoing basis and update it as necessary. We require our key technology vendors and service providers to do the same. Under our business continuity plan, we expect to continue to be able to do business and resume operations with minimal service impacts. However, under certain scenarios, the time that it would take for us to recover and to resume operations may significantly increase depending on the extent of the disruption and the number of personnel affected.

Geographic Presence

              For years ended December 31, 2007, 2006 and 2005, over 96% of our long-lived assets were located in the United States and over 93% of our revenues were generated in the United States.

Employees

              At December 31, 2007, we had 8,750 employees, including 2,453 employee branded advisors (which does not include our branded franchisee advisors or the unbranded advisors of SAI, none of whom are employees of our company). None of our employees are subject to collective bargaining agreements governing their employment with us. We believe that our employee relations are good.

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

              We have implemented franchise and compliance standards and strive for a consistently high level of client service. For several years, we have used standards developed by the Certified Financial Planner Board of Standards, Inc., in our financial planning process. We also participated in developing the International Organization for Standardization ("ISO") 22222 Personal Financial Planning Standard published in December 2005. We put in place franchise standards and requirements for our franchisees regardless of location. We have made significant investments in our compliance processes, enhancing policies and procedures to monitor our compliance with the numerous and varied legal and regulatory requirements applicable to our business. These requirements are discussed below. We expect to continue to make significant investments in our compliance efforts.

              Since October 2004, investment companies and investment advisers have been required by the SEC to adopt and implement written policies and procedures designed to prevent violation of the federal securities laws and to designate a chief compliance officer responsible for administering these policies and procedures. The SEC and the Financial Industry Regulatory Authority, commonly referred to as FINRA, have also heightened requirements for, and continued scrutiny of, the effectiveness of supervisory procedures and compliance programs of broker-dealers, including certification by senior officers regarding the effectiveness of these procedures and programs.

              Our Advice & Wealth Management business is regulated by the SEC, FINRA, the Commodity Futures Trading Commission, the National Futures Association, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision ("OTS"), state securities regulators and state insurance regulators. Additionally, the U.S. Departments of Labor and Treasury regulate certain aspects of our retirement services business.

              AFSI is registered as a broker-dealer and investment adviser with the SEC, is a member of FINRA and does business as a broker-dealer and investment adviser in all 50 states and the District of Columbia. RiverSource Distributors, which serves as the principal underwriter and distributor of our mutual funds, annuities and insurance products, is registered as a broker-dealer with the SEC, each of the fifty states and the District of Columbia, and is a member of FINRA. AFSI and RiverSource Distributors are also licensed as insurance agencies under state law. The SEC and FINRA have stringent rules with respect to the net capital requirements and activities of broker-dealers. Our financial advisors and other personnel must obtain all required state and FINRA licenses and registrations. SEC regulations also impose notice and capital limitations on the payment of dividends by a broker-dealer to a parent. Our subsidiary, American Enterprise Investment Services, Inc., is also registered as a broker-dealer with the SEC and appropriate states and is a member of FINRA and the Boston Stock Exchange and a stockholder in the Chicago Stock Exchange. A subsidiary of our independent financial advisor platform, SAI, is also registered as a broker-dealer and is a member of FINRA. Certain of our subsidiaries also do business as registered investment advisers and are regulated by the SEC and state securities regulators where required.

              Ameriprise Certificate Company, our face-amount certificate company, is regulated as an investment company under the Investment Company Act of 1940, as amended. The payment of dividends to our company by Ameriprise Certificate Company is subject to capital requirements under applicable law and understandings with the SEC and the Minnesota Department of Commerce.

              Our banking subsidiary, Ameriprise Bank, is subject to regulation by the OTS, which is the primary regulator of federal savings banks, and by the FDIC in its role as insurer of Ameriprise Bank's deposits. As its controlling company, we are a savings and loan holding company, and we are subject to supervision by the OTS. Furthermore, our ownership of Threadneedle Investments subjects us to the EU Financial Conglomerates Directive to designate a global consolidated supervisory regulator, and we have designated the OTS for this purpose. Because of our status as a savings and loan holding company, our activities are limited to those that are financial in nature, and the OTS has authority to oversee our capital and debt, although there are not specific holding company capital requirements. Ameriprise Bank is subject to specific capital rules and if its capital falls below certain levels, the OTS is required to take certain remedial actions and may take other actions, including the imposition of limits on dividends or business activities, and the OTS could direct us to divest the subsidiary. Ameriprise Bank is also subject to limits on capital distributions, including payment of dividends to us and on transactions with affiliates. In addition, an array of community reinvestment, fair lending, and other consumer protection laws and regulations apply to Ameriprise Bank. Either of the OTS or the FDIC may bring administrative enforcement actions against Ameriprise Bank or its officers, directors or employees if any of them are found to be in violation of the law or engaged in an unsafe or unsound practice.

              Compliance with these and other regulatory requirements adds to the cost and complexity of operating our business. In addition, the SEC, OTS, U.S. Departments of Labor and Treasury, FINRA, other self-regulatory organizations and state securities, banking and insurance regulators may conduct periodic examinations. We may or may not receive advance notice of periodic examinations, and these examinations may result in administrative proceedings, which could lead to, among other things, censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment adviser and its officers or employees. Individual investors also can bring complaints against our company and can file those complaints with regulators. Because our independent contractor branded advisor platform is structured as a franchise system, we are also subject to Federal Trade Commission and state franchise requirements.

              Our Asset Management business is regulated by the SEC and the U.K. Financial Services Authority ("FSA"). Our European fund distribution activities are also subject to local country regulations.

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

              The Minnesota Department of Commerce (Insurance Division), the Wisconsin Office of the Commissioner of Insurance and the New York State Insurance Department (the "Domiciliary Regulators") regulate certain of the RiverSource Life companies, IDS Property Casualty, and Ameriprise Insurance Company depending on each company's state of domicile, which affects both our Protection and Annuities segments. The New York State Insurance Department regulates RiverSource Life of NY. In addition to being regulated by their Domiciliary Regulators, our RiverSource Life companies and Property Casualty companies are regulated by each of the insurance regulators in the states where each is authorized to transact the business of insurance. Other states also regulate such matters as the licensing of sales personnel and, in some cases, the underwriting, marketing and contents of insurance policies and annuity contracts. The primary purpose of such regulation and supervision is to protect the interests of contractholders and policyholders. Financial regulation of our RiverSource Life companies and Property Casualty companies is extensive, and their financial and intercompany transactions (such as intercompany dividends, capital contributions and investment activity) are often subject to pre-notification and continuing evaluation by the Domiciliary Regulators. Virtually all states require participation in insurance guaranty associations which assess fees to insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies.

              The National Association of Insurance Commissioners ("NAIC") defines risk-based capital ("RBC") requirements for insurance companies. The RBC requirements are used by the NAIC and state insurance regulators to identify companies that merit regulatory actions designed to protect policyholders. Our RiverSource Life companies and Property Casualty companies would be subject to various levels of regulatory intervention should their total adjusted statutory capital fall below the RBC requirement. At the "company action level," defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The "regulatory action level," which is between 75% and 50% of the RBC requirement, subjects an insurer to examination, analysis and specific corrective action prescribed by the primary state regulator. If a company's total adjusted capital falls between 50% and 35% of its RBC requirement, referred to as "authorized control level," the insurer's primary state regulator may place the insurer under regulatory control. Insurers with total adjusted capital below 35% of the requirement will be placed under regulatory control.

              RiverSource Life, IDS Property Casualty and Ameriprise Insurance Company maintain capital well in excess of the company action level required by their state insurance regulators. For RiverSource Life, the company action level RBC was $442 million as of December 31, 2007, and the corresponding total adjusted capital was $3.0 billion, which represents 683% of company action level RBC. As of December 31, 2007, the company action level RBC was $117 million for IDS Property Casualty and $2 million for Ameriprise Insurance Company. As of December 31, 2007, IDS Property Casualty had $424 million of total adjusted capital, or 362% of the company action level RBC, and Ameriprise Insurance Company had $49 million of total adjusted capital, or 2432% of the company action level RBC.

              At the federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry, including taxation of annuities and life insurance policies, accounting procedures, the use of travel in underwriting, and the treatment of persons differently because of gender with respect to terms, conditions, rates or benefits of an insurance policy. Adoption of any new federal regulation in any of these or other areas could potentially have an adverse effect upon our RiverSource Life companies.

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

    General

              The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the USA Patriot Act, was enacted in October 2001 in the wake of the September 11th terrorist attacks. The USA Patriot Act substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States. In response, we have enhanced our existing anti-money laundering programs and developed new procedures and programs. For example, we have implemented a customer identification program applicable to many of our businesses, and have enhanced our "know your customer" and "enhanced due diligence" programs in others. We intend to take steps to comply with any additional regulations that are adopted. In addition, we have taken and will take steps to comply with anti-money laundering in the U.K. derived from the EU Directives and take account of international initiatives adopted in other jurisdictions in which we conduct business.

              We have operations in the EU through Threadneedle Investments and certain of our other subsidiaries. We monitor developments in EU legislation, as well as in the other markets in which we operate, to ensure that we comply with all applicable legal requirements, including EU directives applicable to financial institutions. Because of the mix of Asset Management, Advice & Wealth Management, Annuities and Protection activities we conduct, we will be addressing the EU Financial Conglomerates Directive, which contemplates that certain financial conglomerates involved in banking, insurance and investment activities will be subject to a system of supplementary supervision at the level of the holding company constituting the financial conglomerate. The directive requires financial conglomerates to, among other things, implement measures to prevent excessive leverage and multiple leveraging of capital and to maintain internal control processes to address risk concentrations as well as risks arising from significant intragroup transactions. We have designated the OTS as our global consolidated supervisory regulator under the EU Financial Conglomerates Directive.

SECURITIES EXCHANGE ACT REPORTS AND ADDITIONAL INFORMATION

              We maintain an Investor Relations website on the Internet at http://ir.ameriprise.com. We make available free of charge, on or through this website, our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these, just click on the "SEC Filings" link found on our Investor Relations homepage.

              You can also access our Investor Relations website through our main website at ameriprise.com by clicking on the "Investor Relations" link, which is located at the bottom of our homepage or by visiting ir.ameriprise.com. Information contained on our website is not incorporated by reference into this report or any other report filed with the SEC.

SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

              You can find information regarding our operating segments and classes of similar services in Note 26 to our Consolidated Financial Statements included in our 2007 Annual Report to Shareholders and incorporated herein by reference.

EXECUTIVE OFFICERS OF OUR COMPANY

              Set forth below is a list of all our executive officers and our principal accounting officer as of the date this Annual Report on Form 10-K has been filed with the SEC. None of such officers has any family relationship with any other executive officer or our principal accounting officer, and none of such officers became an officer pursuant to any arrangement or understanding with any other person. Each such officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer's age is indicated by the number in parentheses next to his or her name.

James M. Cracchiolo—Chairman and Chief Executive Officer

              Mr. Cracchiolo (49) has been our Chairman and Chief Executive Officer since the Distribution in September 2005. Prior to that time, Mr. Cracchiolo was Chairman and Chief Executive Officer of AEFC since March 2001; President and Chief Executive Officer of AEFC since November 2000; and Group President, Global Financial Services of American Express since June 2000. He served as Chairman of American Express Bank Ltd. from September 2000 until April 2005 and served as President and Chief Executive Officer of Travel Related Services International from May 1998 through July 2003. He is also currently on the board of advisors of the March of Dimes.

Joseph E. Sweeney—President—Financial Planning, Products and Services

              Mr. Sweeney (46) has been our President—Financial Planning, Products and Services since September 2005. Prior to the Distribution, Mr. Sweeney served as Senior Vice President and General Manager of Banking, Brokerage and Managed Products of AEFC since April 2002. Prior thereto, he served as Senior Vice President and Head, Business Transformation, Global Financial Services of American Express from March 2001 until April 2002.

William F. Truscott—President—U.S. Asset Management, Annuities and Chief Investment Officer

              Mr. Truscott (47) has been our President—U.S. Asset Management and Chief Investment Officer since September 2005. Prior to the Distribution, Mr. Truscott served as Senior Vice President and Chief Investment Officer of AEFC, a position he held since he joined the company in September 2001.

Walter S. Berman—Executive Vice President and Chief Financial Officer

              Mr. Berman (65) has been our Executive Vice President and Chief Financial Officer since September 2005. Prior to the Distribution, Mr. Berman served as Executive Vice President and Chief Financial Officer of AEFC, a position he held since January 2003. From April 2001 to January 2004, Mr. Berman served as Corporate Treasurer of American Express.

Kelli A. Hunter—Executive Vice President of Human Resources

              Ms. Hunter (46) has been our Executive Vice President of Human Resources since September 2005. Prior to the Distribution, Ms. Hunter served as Executive Vice President of Human Resources of AEFC since joining our company in June 2005. Prior to joining AEFC, Ms. Hunter was Senior Vice President—Global Human Capital for Crown Castle International Corporation in Houston, Texas. Prior to that, she held a variety of senior level positions in human resources for Software Spectrum, Inc., Mary Kay, Inc., as well as Morgan Stanley Inc. and Bankers Trust New York Corporation.

John C. Junek—Executive Vice President and General Counsel

              Mr. Junek (58) has been our Executive Vice President and General Counsel since September 2005. Prior to the Distribution, Mr. Junek served as Senior Vice President and General Counsel of AEFC since June 2000.

Glen Salow—Executive Vice President—Technology and Operations

              Mr. Salow (51) has been our Executive Vice President—Technology and Operations since September 2005. Prior to the Distribution, Mr. Salow was Executive Vice President of Technologies and Operations of AEFC since May 2005 and was Executive Vice President and Chief Information Officer of American Express from March 2000 to May 2005.

Kim M. Sharan—Executive Vice President and Chief Marketing Officer

              Ms. Sharan (50) has been our Executive Vice President and Chief Marketing Officer since September 2005. Prior to the Distribution, Ms. Sharan served as Senior Vice President and Chief Marketing Officer of AEFC since July 2004. Prior thereto, she served as Senior Vice President and Head of Strategic Planning of the Global Financial Services Division of American Express from October 2002 until July 2004. Prior to joining American Express, Ms. Sharan was Managing Director at Merrill Lynch in Tokyo, Japan, from February 2000 until September 2002.

Deirdre N. Davey—Senior Vice President—Corporate Communications and Community Relations

              Ms. Davey (37) has been our Senior Vice President—Corporate Communications and Community Relations since February 2007. Previously, Ms. Davey served as Vice President—Corporate Communications since May 2006. Prior thereto, Ms. Davey served as Vice President—Business Planning and Communications for our Chairman's Office, and prior to the Distribution, she served as

Vice President—Business Planning and Communications for the Group President, Global Financial Services at American Express. Ms. Davey has more than 15 years of experience in marketing, business planning and corporate communications.

John R. Woerner—President—Insurance and Chief Strategy Officer

              Mr. Woerner (39) has been our Senior Vice President—Strategy and Business Development since September 2005. Prior to the Distribution, Mr. Woerner served as Senior Vice President—Strategic Planning and Business Development of AEFC since March 2005. Prior to joining us, Mr. Woerner was a Principal at McKinsey & Co., where he spent approximately ten years serving leading U.S. and European financial services firms, and co-led McKinsey's U.S. Asset Management Practice.

David K. Stewart—Senior Vice President and Controller (Principal Accounting Officer)

              Mr. Stewart (54) has been our Senior Vice President and Controller since September 2005. Prior to the Distribution, Mr. Stewart served as Vice President and Controller of AEFC and its subsidiaries since June 2002, when he joined American Express. Prior thereto, Mr. Stewart held various management and officer positions in accounting, financial reporting and treasury operations at Lutheran Brotherhood, now part of Thrivent Financial for Lutherans, where he was Vice President—Treasurer from 1997 until 2001.

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

              Our businesses may be adversely affected by the current global credit crisis and repricing of credit risk. During the last half of our fiscal year ended December 31, 2007, difficulties in the mortgage and broader credit markets in the United States and elsewhere, coupled with the repricing of credit risk, created extremely difficult market conditions. These conditions resulted in greater volatility, less liquidity, variability of credit spreads and a lack of price transparency. By example, the widening of credit spreads has significantly impacted certain market-value structured investment vehicles and other structured credit products, which have experienced rapid deterioration in value and/or failures to meet scheduled payments based on declines in the market value of underlying collateral pools, increased costs or unavailability of credit default hedges or liquidity to their structures, and/or the triggering of covenants that accelerate the amortization or liquidation of these structures. Each of our segments operates in these markets with exposure for ourselves and our clients in securities, loans, derivatives, alternative investments, seed capital and other commitments. The difficult and highly volatile conditions in the markets persist. It is difficult to predict how long these conditions will exist, which of our markets, products and businesses will continue to be directly affected in revenues, management fees and investment valuations and earnings, and to what extent our clients may seek to bring claims arising out of investment performance. As a result, these factors could materially adversely impact our results of operations.

              Certain of our insurance and annuity products and certain of our investment and banking products are sensitive to interest rate fluctuations, and our future costs associated with such variations may differ from our historical costs. In addition, interest rate fluctuations could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of our variable annuity products. Although we typically hedge against such fluctuations, a significant change in interest rates could have a material adverse impact on our results of operations.

              During periods of increasing market interest rates, we must offer higher crediting rates on interest-sensitive products, such as fixed universal life insurance, fixed annuities, face-amount certificates and certificates of deposit, and we must increase crediting rates on inforce products to keep these products competitive. Because returns on invested assets may not increase as quickly as current interest rates, we may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies, annuity contracts and certificates of deposit and requests for policy loans, as policyholders, contractholders and depositors seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected flow of cash out of our business. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage assets. These withdrawals and surrenders may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations. An increase in surrenders and withdrawals also may require us to accelerate amortization of deferred acquisition costs or other intangibles or cause an impairment of goodwill, which would increase our expenses and reduce our net earnings.

              During periods of falling interest rates, our "spread," or the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay policyholders, contractholders and depositors, may be reduced or could become negative, primarily because some of these products have guaranteed minimum crediting rates. Due to the long-term nature of the liabilities associated with certain of our businesses, such as fixed annuities and guaranteed benefits on variable annuities, sustained declines in long-term interest rates may subject us to reinvestment risks and increased hedging costs.

              Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we are forced to reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of certain callable fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates, which increases the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments.

              Significant downturns and volatility in equity markets could have an adverse effect on our financial condition and results of operations. Market downturns and volatility may cause potential new purchasers of our products to refrain from purchasing products, such as mutual funds, variable annuities and variable universal life insurance, which have returns linked to the performance of the equity markets. Downturns may also cause current shareholders in our mutual funds and contractholders in our annuity and protection products to withdraw cash values from those products.

              Additionally, downturns and volatility in equity markets can have an adverse effect on the revenues and returns from our asset management services, wrap accounts, and variable annuity contracts. Because the profitability of these products and services depends on fees related primarily to the value of assets under management, declines in the equity markets will reduce our revenues because the value of the investment assets we manage will be reduced. In addition, some of our variable annuity products contain guaranteed minimum death benefits and guaranteed minimum withdrawal and accumulation benefits. A significant equity market decline, or volatility in equity markets, could result in guaranteed minimum benefits being higher than what current account values would support, thus producing a loss as we pay the benefits, having an adverse effect on our financial condition and results of operations. Although we have hedged a portion of the guarantees for the variable annuity contracts in order to mitigate the financial loss of equity market declines or volatility, there can be no assurance that such a decline or volatility would not materially impact the profitability of certain products or product lines or our financial condition or results of operations.

              We believe that investment performance is an important factor in the growth of many of our businesses. Poor investment performance could impair our revenues and earnings, as well as our prospects for growth. A significant portion of our revenue is derived from investment management agreements with the RiverSource family of mutual funds that are terminable on 60 days' notice. In addition, although some contracts governing investment management services are subject to termination for failure to meet performance benchmarks, institutional and individual clients can generally terminate their relationships with us or our financial advisors at will or on relatively short notice. Our clients can also reduce the aggregate amount of managed assets or shift their funds to other types of accounts with different rate structures, for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences, changes in our (or our financial advisors') reputation in the marketplace, changes in client management or ownership, loss of key investment management personnel and financial market performance. A reduction in managed assets, and the associated decrease in revenues and earnings, could have a material adverse effect on our business. Moreover, certain money market funds we advise carry net asset protection mechanisms which can be triggered by a decline in market value of underlying portfolio assets; this could cause us to make a capital contribution to the funds without consideration, which would result in a loss.

              In addition, during periods of unfavorable market or economic conditions, the level of individual investor participation in the global markets may also decrease, which would negatively impact the results of our retail businesses. Fluctuations in global market activity could impact the flow of investment capital into or from assets under management and the way customers allocate capital among money market, equity, fixed maturity or other investment alternatives, which could negatively impact our Asset Management, Advice & Wealth Management and Annuities businesses. Also, during periods of unfavorable economic conditions, unemployment rates often increase, which can result in higher loan delinquency and default rates, and this can have a negative impact on our banking business. Uncertain economic conditions and heightened market volatility may also increase the likelihood that clients or regulators present or threaten legal claims, that regulators may increase the frequency and scope of their examinations of us or the financial services industry generally, and that lawmakers enact new requirements which have a material impact on our revenues, expenses or statutory capital requirements.

Defaults in our fixed maturity securities portfolio or consumer credit products would adversely affect our earnings.

              Issuers of the fixed maturity securities that we own may default on principal and interest payments. As of December 31, 2007, 6% of our invested assets had ratings below investment-grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, that default on their debt obligations. Default-related declines in the value of our fixed income securities portfolio or consumer credit products could cause our net earnings to decline and could also cause us to contribute capital to some of our regulated subsidiaries, which may require us to obtain funding during periods of unfavorable market conditions. Higher delinquency and default rates in our bank's loan portfolio could require us to contribute capital to Ameriprise Bank and may result in additional restrictions from our regulators that impact the use and access to that capital.

If the counterparties to our reinsurance arrangements or to the derivative instruments we use to hedge our business risks default, we may be exposed to risks we had sought to mitigate, which could adversely affect our financial condition and results of operations.

              We use reinsurance to mitigate our risks in various circumstances as described in Item 1 of this Annual Report on Form 10-K—"Business—Our Segments—Protection—Reinsurance." Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit and performance risk with respect to our reinsurers. A reinsurer's insolvency or its inability or unwillingness to make payments under the terms of our reinsurance agreement could have an adverse effect on our financial condition and results of operations that could be material. See Note 2 to our Consolidated Financial Statements included in our 2007 Annual Report to Shareholders.

              In addition, we use a variety of derivative instruments (including options, forwards, and interest rate and currency swaps) with a number of counterparties to hedge several business risks. The amount and breadth of exposure to derivative counterparties has increased significantly in connection with our strategies to hedge guaranteed benefit obligations under our variable annuity products. If our counterparties fail to honor in a timely manner their obligations under the derivative instruments, our hedges of the related risk will be ineffective. That failure could have a material adverse effect on our financial condition and results of operations. This risk of failure of our hedge transactions may be increased by capital market volatility, such as the volatility that has been experienced since the second half of 2007.

Some of our investments are relatively illiquid.

              We invest a portion of our owned assets in certain privately placed fixed income securities, mortgage loans, policy loans, limited partnership interests, collateralized debt obligations and restricted investments held by securitization trusts, among others, all of which are relatively illiquid. These asset classes represented 15% of the carrying value of our investment portfolio as of December 31, 2007. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner, or be forced to sell them for an amount less than we would otherwise have been able to realize, or both, which could have an adverse effect on our financial condition and results of operations.

Intense competition and the economics of changes in our product revenue mix and distribution channels could negatively affect our ability to maintain or increase our market share and profitability.

              Our businesses operate in intensely competitive industry segments. We compete based on a number of factors including name recognition, service, the quality of investment advice, investment performance, product features, price, perceived financial strength, and claims-paying and credit ratings. Our competitors include broker-dealers, banks, asset managers, insurers and other financial institutions. Many of our businesses face competitors that have greater market share, offer a broader range of products, have greater financial resources, or have higher claims-paying or credit ratings than we do. Some of our competitors may possess or acquire intellectual property rights that could provide a competitive advantage to them in certain markets or for certain products, which could make it more difficult for us to introduce new products and services. Some of our competitors' proprietary products or technology could be similar to our own, and this could result in disputes that could impact our financial condition or results of operations. In addition, over time certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms. This convergence could result in our competitors gaining greater resources and we may experience pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices.

              Currently, our branded advisor network distributes annuity and protection products issued almost exclusively by our RiverSource Life companies. If our branded advisor network further opened or expanded its distribution of annuity and protection products of other companies, we could experience lower sales of our companies' products or other developments which could have a material adverse effect on our financial condition and results of operations.

A drop in investment performance as compared to our competitors could negatively impact our ability to increase profitability.

              Sales of our own mutual funds by our affiliated financial advisor network comprise a significant percentage of our total mutual fund sales. We attribute this success to improved investment performance, new products and marketing efforts. A decline in the level of investment performance as compared to our competitors could cause a decline in market share and a commensurate drop in profits as sales of other companies' mutual funds are less profitable than those from our own mutual funds. A decline in investment performance could also adversely affect the realization of benefits from investments in our strategy to expand alternative distribution channels for our own products, including third-party distribution of our mutual funds.

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

              We operate in highly regulated industries, and are required to obtain and maintain licenses for many of the businesses we operate in addition to being subject to regulatory oversight. Securities regulators have significantly increased the level of regulation in recent years and have several outstanding proposals for additional regulation. Significant discussion and activity by regulators concerns the sale and suitability of financial products and services to persons planning for retirement, as well as to older investors. In addition, we are subject to heightened requirements and associated costs and risks relating to privacy and the protection of customer data. Our information systems, moreover, may be subject to increased efforts of "hackers" by reason of the customer data we possess. These requirements, costs and risks, as well as possible legislative or regulatory changes, may constrain our ability to market our products and services to our target demographic and potential customers, and could negatively affect our profitability and make it more difficult for us to pursue our growth strategy.

              Our insurance companies are subject to state regulation, so must comply with statutory reserve and capital requirements. State regulators are continually reviewing and updating these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices. Moreover, our life insurance companies are subject to capital requirements for variable annuity contracts with guaranteed death or living benefits. These requirements may have an impact on future statutory reserves and regulatory capital in the event equity market values fall in the future. Moreover, there is active discussion at the NAIC of moving to a principles-based reserving system. This could change statutory reserve requirements significantly, and it is not possible to estimate the impact at this time. Further, we cannot predict the effect that proposed federal legislation, such as the option of federally chartered insurers, may have on our insurance businesses or their competitors.

              Compliance with applicable laws and regulations is time consuming and personnel-intensive. Moreover, the evaluation of our compliance with broker-dealer, investment advisor, insurance company and banking regulation by the SEC, OTS and other regulatory organizations is an ongoing feature of our business, the outcomes of which may not be foreseeable. Changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business. Our financial advisors may decide that the direct cost of compliance and the indirect cost of time spent on compliance matters outweigh the benefits of a career as a financial advisor, which could lead to financial advisor attrition. The costs of the compliance requirements we face, and the constraints they impose on our operations, could have a material adverse effect on our financial condition and results of operations.

              In addition, we may be required to reduce our fee levels, or restructure the fees we charge, as a result of regulatory initiatives or proceedings that are either industry-wide or specifically targeted at our company. Reductions or other changes in the fees that we charge for our products and services could reduce our revenues and earnings. Moreover, in the years ended December 31, 2007, 2006 and 2005, we earned $1.8 billion, $1.6 billion and $1.4 billion, respectively, in distribution fees. A significant portion of these revenues was paid to us by our own RiverSource family of mutual funds in accordance with plans and agreements of distribution adopted under Rule 12b-1 promulgated under the Investment Company Act of 1940, as amended, or Rule 12b-1. We believe that these fees are a critical element in the distribution of our own mutual funds. However, an industry-wide reduction or restructuring of Rule 12b-1 fees could have a material adverse effect on our ability to distribute our own mutual funds and the fees we receive for distributing other companies' mutual funds, which could, in turn, have an adverse effect on our revenues and earnings.

              Consumer lending activities at our bank are subject to applicable laws as well as regulation by various regulatory bodies. Changes in laws or regulation could affect our bank's ability to conduct business. These changes could include but are not limited to our bank's ability to market and sell products, fee pricing or interest rates that can be charged on loans outstanding, changes in communication with customers that affect payments, statements and collections of loans, and changes in accounting for the consumer lending business.

              For a further discussion of the regulatory framework in which we operate, see Item 1 of this Annual Report on Form 10-K—"Business—Regulation."

A failure to appropriately deal with conflicts of interest could adversely affect our businesses.

              Our reputation is one of our most important assets. As we have expanded the scope of our businesses and our client base, we increasingly have to identify and address potential conflicts of interest, including those relating to our proprietary activities and those relating to our sales of non-proprietary products from manufacturers that have agreed to provide us marketing, sales, and account maintenance support. For example, conflicts may arise between our position as a provider, through our various subsidiaries, of financial planning services and as a manufacturer and/or distributor or broker of asset accumulation, income or insurance products that one of our affiliated financial advisors may recommend to a financial planning client. We have procedures and controls that are designed to identify and address conflicts of interest. However, identifying and appropriately dealing with conflicts of interest is complex and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. It is possible also that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make our clients less willing to enter into transactions in which such a conflict may occur, and will adversely affect our businesses.

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

              We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our operations, both domestically and internationally. Various regulatory and governmental bodies have the authority to review our products and business practices and those of our employees and independent financial advisors and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our employees or affiliated financial advisors, are improper. Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the industries and businesses in which we operate. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. See Item 3 of this Annual Report on Form 10-K—"Legal Proceedings." Substantial legal liability in these or future legal or regulatory actions could have a material adverse financial effect or cause significant reputational harm, which in turn could seriously harm our business prospects.

A downgrade or a potential downgrade in our financial strength or credit ratings could adversely affect our financial condition and results of operations.

              Financial strength ratings, which various ratings organizations publish as a measure of an insurance company's ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, the ability to market our products and our competitive position. Any downgrade in our financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on our financial condition and results of operations in many ways, including:

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

              We establish reserves as estimates of our liabilities to provide for future obligations under our insurance policies, annuities and investment certificate contracts. We also establish reserves as estimates of the potential for loan losses in our consumer lending portfolios. Reserves do not represent an exact calculation, but rather are estimates of contract benefits or loan losses and related expenses we expect to incur over time. The assumptions and estimates we make in establishing reserves require certain judgments about future experience and, therefore, are inherently uncertain. We cannot determine with precision the actual amounts that it will pay for contract benefits, the timing of payments, or whether the assets supporting its stated reserves will increase to the levels it estimates before payment of benefits or claims We monitor our reserve levels continually. If we were to conclude that our reserves are insufficient to cover actual or expected contract benefits or loan collections, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which could adversely affect our results of operations and financial condition. For more information on how we set our reserves, see Note 2 to our Consolidated Financial Statements included in our 2007 Annual Report to Shareholders.

Morbidity rates or mortality rates that differ significantly from our pricing expectations could negatively affect profitability.

              We set prices for RiverSource life insurance and some annuity products based upon expected claim payment patterns, derived from assumptions we make about the morbidity rates, or likelihood of sickness, and mortality rates, or likelihood of death, of our policyholders and contractholders. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if morbidity rates are higher, or mortality rates are lower, than our pricing assumptions, we could be required to make greater payments under disability income insurance policies and immediate annuity contracts than we had projected. The same holds true for long term care policies we previously underwrote to the extent of the risks that we have retained. If mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with guaranteed minimum death benefits than we had projected.

              The risk that our claims experience may differ significantly from our pricing assumptions is particularly significant for our long term care insurance products notwithstanding our ability to implement future price increases. As with life insurance, long term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years. However, as a relatively new product in the market, long term care insurance does not have the extensive claims experience history of life insurance, and, as a result, our ability to forecast future claim rates for long term care insurance is more limited than for life insurance. We have sought to moderate these uncertainties to some extent by partially reinsuring long term care policies we previously underwrote and by limiting our present long term care insurance offerings to policies underwritten fully by an unaffiliated third party, and we have also implemented rate increases on certain inforce policies as described in Item 1 of this Annual Report on Form 10-K—"Business—Our Segments—Protection—RiverSource

Insurance Products—Long Term Care Insurance". There can be no assurance that we will not be required to implement additional rate increases in the future or that we will receive regulatory approval to the full extent and timing of any rate increases that we may seek.

We may face losses if there are significant deviations from our assumptions regarding the future persistency of our insurance policies and annuity contracts.

              The prices and expected future profitability of our life insurance and deferred annuity products are based in part upon assumptions related to persistency, which is the probability that a policy or contract will remain inforce from one period to the next. The effect of persistency on profitability varies for different products. For most of our life insurance and deferred annuity products, actual persistency that is lower than our persistency assumptions could have an adverse impact on profitability, especially in the early years of a policy or contract, primarily because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy or contract.

              For our long term care insurance, actual persistency that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain inforce longer than we assumed, then we could be required to make greater benefit payments than we had anticipated when we priced or partially reinsured these products. Some of our long term care insurance policies have experienced higher persistency and poorer loss experience than we had assumed, which led us to increase premium rates on certain of these policies.

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

              Deferred acquisition costs ("DAC") represent the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity, life and disability income insurance and, to a lesser extent, marketing and promotional expenses for personal auto and home insurance, and distribution expense for certain mutual fund products. For annuity and universal life products, DAC are amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business. For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period. For certain mutual fund products, we generally amortize DAC over fixed periods on a straight-line basis.

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

              As of December 31, 2007 and 2006, we had $4.5 billion of DAC and we amortized $551 million, $472 million and $431 million, respectively, of DAC as a current-period expense for the years ended December 31, 2007, 2006 and 2005, respectively. For more information regarding DAC, see the information contained in our 2007 Annual Report to Shareholders under the captions "Management's Discussion and Analysis—Critical Accounting Policies—Deferred Acquisition Costs" and "—Recent Accounting Pronouncements."

Breaches of security, or the perception that our technology infrastructure is not secure, could harm our business.

              Our business requires the appropriate and secure utilization of consumer and other sensitive information. Our operations require the secure transmission of confidential information over public networks. Security breaches in connection with the delivery of our products and services, including products and services utilizing the Internet, and the trend toward broad consumer and general public notification of such incidents, could significantly harm our business, financial condition or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks used in connection with our products and services.

Protection from system interruptions is important to our business. If we experience a sustained interruption to our telecommunications or data processing systems, it could harm our business.

              System or network interruptions could delay and disrupt our ability to develop, deliver or maintain our products and services, causing harm to our business and reputation and resulting in loss of customers or revenue. These interruptions can include fires, floods, earthquakes, power losses, equipment failures, failures of internal or vendor software or systems and other events beyond our control.

Risk management policies and procedures may not be fully effective in mitigating risk exposure in all market environments or against all types of risk, including employee and financial advisor misconduct.

              We have devoted significant resources toward developing our risk management policies and procedures and will continue to do so in the future. Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. Many of our methods of managing risk and exposures are based upon our use of observed historical market behavior or statistics based on historical models. During periods of market volatility or due to unforeseen events, the historically derived correlations upon which these methods are based may not be valid. As a result, these methods may not accurately predict future exposures, which could be significantly greater than what our models indicate. This could cause us to incur investment losses or cause our hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated.

              Moreover, we are subject to the risks of errors and misconduct by our employees and affiliated financial advisors—such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information—which is difficult to detect in advance and deter, and could harm our business, results of operations or financial condition. We are further subject to the risk of nonperformance or inadequate performance of contractual obligations by third party vendors of products and services that are used in our businesses. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. Insurance and other traditional risk-shifting tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.

As a holding company, we depend on the ability of our subsidiaries to transfer funds to us to pay dividends and to meet our obligations.

              We act as a holding company for our insurance and other subsidiaries. Dividends from our subsidiaries and permitted payments to us under our intercompany arrangements with our subsidiaries are our principal sources of cash to pay shareholder dividends and to meet our other financial obligations. These obligations include our operating expenses and interest and principal on our borrowings. If the cash we receive from our subsidiaries pursuant to dividend payment and intercompany arrangements is insufficient for us to fund any of these obligations, we may be required to raise cash through the incurrence of additional debt, the issuance of additional equity or the sale of assets. If any of this happens, it could adversely affect our financial condition and results of operations.

              Insurance, banking and securities laws and regulations regulate the ability of many of our subsidiaries (such as our insurance, banking and brokerage subsidiaries and our face-amount certificate company) to pay dividends or make other distributions. See Item 1 of this Annual Report on Form 10-K—"Regulation" as well as the information contained in our 2007 Annual Report to Shareholders under the heading "Management's Discussion and Analysis—Liquidity and Capital Resources." In addition to the various regulatory restrictions that constrain our subsidiaries' ability to pay dividends to our company, the rating agencies impose various capital requirements on our company and our insurance company subsidiaries in order for us to maintain our ratings and the ratings of our insurance subsidiaries, which also constrains our and their ability to pay dividends.

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

              We are subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which we have significant business operations. These tax laws are complex and may be subject to different interpretations. We must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit.

              In addition, changes to the Internal Revenue Code, administrative rulings or court decisions could increase our provision for income taxes. For example, on August 16, 2007, the Internal Revenue Service ("IRS") issued a revenue ruling which purports, among other things, to modify the calculation of the deduction for dividends received by life insurance companies. Subsequently, on September 25, 2007, the IRS issued another revenue ruling that suspended the August 16 ruling and announced a new regulation project on the issue. The income tax benefit of the separate account dividends received deduction for current year dividends was approximately $46 million for the fiscal year ended December 31, 2007.

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

Item 1B. Unresolved Staff Comments.

              None.

Item 2. Properties.

              We operate our business from two principal locations, both of which are located in Minneapolis, Minnesota: the Ameriprise Financial Center, an 897,280 square foot building that we lease, and our 903,722 square foot Client Service Center, which we own. Our lease term for the Ameriprise Financial Center began in November 2000 and is for 20 years, with several options to extend the term. Our aggregate annual rent for the Ameriprise Financial Center is $15 million. We also own the 170,815 square foot Oak Ridge Conference Center, a training facility and conference center in Chaska, Minnesota, which can also serve as a disaster recovery site if necessary. We also lease space in an operations center located in Minneapolis, and we occupy space in a second operations center located in Phoenix, Arizona.

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

              SAI leases its corporate headquarters, containing approximately 88,000 square feet, in LaVista, Nebraska, under a lease that runs through January 31, 2018 with renewal options. SAI also maintains data centers and disaster recovery facilities in Omaha, Nebraska and Kansas City, Missouri.

              Threadneedle leases two office facilities in London, England and also one in Swindon, England. It is the sole tenant of its principal headquarters office, a 60,410 square foot building, under a lease expiring in June 2018. Threadneedle also leases part of a building in Frankfurt, Germany and rents offices in a number of other European cities to support its non-U.K. operations.

              Generally, we lease the premises we occupy in other locations, including the executive and bank offices that we maintain in New York City and branch offices for our employee branded advisors throughout the United States. We believe that the facilities owned or occupied by our company suit our needs and are well maintained.

Item 3. Legal Proceedings.

              The Company and its subsidiaries are involved in the normal course of business in legal, regulatory and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of its activities as a diversified financial services firm. These include proceedings specific to the Company as well as proceedings generally applicable to business practices in the industries in which it operates. The Company can also be subject to litigation arising out of its general business activities, such as its investments, contracts, leases and employment relationships. Uncertain economic conditions and heightened volatility in the financial markets, such as those which have been experienced particularly since the summer of 2007, may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of us or the financial services industry generally.

              As with other financial services firms, the level of regulatory activity and inquiry concerning our businesses remains elevated. From time to time, we receive requests for information from, and have been subject to examination by, the SEC, FINRA (then known as the National Association of Securities Dealers), OTS, state insurance regulators, state attorneys general and various other governmental and quasi-governmental authorities concerning our business activities and practices, including: sales and product or service features of, or disclosures pertaining to, financial plans, our mutual funds, annuities, insurance products and brokerage services; non-cash compensation paid to our field leaders and financial advisors; supervision of our financial advisors; and sales of, or brokerage or revenue sharing practices relating to, other companies' real estate investment trust ("REIT") shares, mutual fund shares or other investment products. Other open matters relate, among other things, to the administration of death claims to multiple beneficiaries under our variable annuities, the portability (or network transferability) of our RiverSource mutual funds, supervisory practices in connection with financial advisors' outside business activities, sales practices associated with the sale of fixed and variable annuities, the suitability of product recommendations made to retail financial planning clients and the delivery of financial plans, and the suitability of particular trading strategies. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise. We have cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

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

              Certain legal and regulatory proceedings are described below.

              In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona, and was later transferred to the United States District Court for the District of Minnesota. The plaintiffs alleged that they were investors in several of our mutual funds and they purported to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940. The plaintiffs alleged that fees allegedly paid to the defendants by the funds for investment advisory and administrative services were excessive. On July 6, 2007, the Court granted our motion for summary judgment, dismissing all claims with prejudice. Plaintiffs have appealed the Court's decision.

              In March 2006, a lawsuit captioned Good, et al. v. Ameriprise Financial, Inc., et al. (Case No. 00-cv-01027) was filed in the United States District Court for the District of Minnesota. The lawsuit had been brought as a putative class action and plaintiffs purported to represent all of our advisors who sold shares of REITs and tax credit limited partnerships between March 2000 and March 2006. Plaintiffs sought unspecified compensatory and restitutionary damages as well as injunctive relief, alleging that we incorrectly calculated commissions owed advisors for the sale of these products. On January 18, 2008, the Court denied plaintiffs' motion for class certification. The Court requested supplemental briefs addressing whether the Court continues to have subject-matter jurisdiction over the two individual plaintiffs' claims.

              We previously reported two adverse arbitration awards issued in 2006 by FINRA panels against SAI and former registered representatives of SAI. Those arbitrations involved customer claims relating to suitability, disclosures, supervision and certain other sales practices. Other clients of those former registered representatives have presented similar claims.

              In October 2007, the State of New Hampshire commenced an action against us captioned, "In the Matter of Ameriprise Financial, Inc., Ameriprise Financial Services, Inc. & Larry Post." The action includes claims of New Hampshire statutory violations related to the alleged failure to deliver financial plans sold to clients, instances of forgery and failure to supervise. The parties have agreed to stay the action while discussing possible resolution.

Item 4. Submissions of Matters to a Vote of Security Holders.

              None.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

              Our common stock trades principally on The New York Stock Exchange under the trading symbol AMP. As of February 15, 2008, we had approximately 26,072 common shareholders of record. Price and dividend information concerning our common shares may be found in Note 27 to our Consolidated Financial Statements included in our 2007 Annual Report to Shareholders and incorporated herein by reference. The information set forth under the heading "Performance Graph" contained in our 2007 Annual Report to Shareholders is incorporated herein by reference.

              We are primarily a holding company and as a result, our ability to pay dividends in the future will depend on receiving dividends from our subsidiaries. For information regarding our ability to pay dividends, see the information set forth under the heading "Management's Discussion and Analysis—Liquidity and Capital Resources" contained in our 2007 Annual Report to Shareholders and incorporated herein by reference.

Share Repurchases

              The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of 2007.

	(a)	(b)		(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2007
Share repurchase program (1)	844,825	$62.90		844,825		$647,646,526
Employee transactions (3)	67,445	$63.99		N/A	$	N/A
November 1 to November 30, 2007
Share repurchase program (1)	3,247,027	$58.12	(2)	3,247,027		$458,933,118
Employee transactions (3)	1,345	$60.58		N/A	$	N/A
December 1 to December 31, 2007
Share repurchase program (1)	700,000	$57.85	(2)	700,000		$418,436,048
Employee transactions (3)	1,776	$56.15		N/A	$	N/A
Totals
Share repurchase program	4,791,852	$58.92		4,791,852
Employee transactions	70,566	$63.73		N/A

	4,862,418			4,791,852

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

(3)
Restricted shares withheld pursuant to the terms of awards under the amended and revised Ameriprise Financial 2005 Incentive Compensation Plan (the "Plan") to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Plan provides that the value of the shares withheld shall be the average of the high and low prices of common stock of Ameriprise Financial, Inc. on the date the relevant transaction occurs.

Item 6. Selected Financial Data.

              The "Consolidated Five-Year Summary of Selected Financial Data" appearing on page 103 of our 2007 Annual Report to Shareholders is incorporated herein by reference. The "Schedule I—Condensed Financial Information of Registrant (Parent Company Only)" appearing on pages F-2 through F-7 of this report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

              The information set forth under the heading "Management's Discussion and Analysis" appearing on pages 26 through 48 of our 2007 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

              The information set forth under the heading "Quantitative and Qualitative Disclosures About Market Risk" appearing on pages 49 through 52 of our 2007 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

              The "Report of Independent Registered Public Accounting Firm," the "Consolidated Financial Statements" and the "Notes to Consolidated Financial Statements" appearing on pages 56 through 102 of our 2007 Annual Report to Shareholders are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

              None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

              We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to SEC regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, our company's disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

              Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2007.

              The information set forth under the heading "Management's Report on Internal Control Over Financial Reporting," which sets forth management's evaluation of internal control over financial reporting, and appears on page 54 of our 2007 Annual Report to Shareholders, and under the headings, the "Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting," and the "Report of Independent Registered Public Accounting Firm," appearing on pages 55 and 56 of our 2007 Annual Report to Shareholders, are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

              There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

Item 9B. Other Information.

              None.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

              The following portions of the Proxy Statement are incorporated herein by reference:

  •
  information included under the caption "Items to be Voted on by Shareholders—Item 1—Election of Directors";

  •
  information included under the caption "Requirements, Including Deadlines, for Submission of Proxy Proposals, Nomination of Directors and Other Business of Shareholders";

  •
  information under the caption "Corporate Governance—Codes of Conduct";

  •
  information included under the caption "Corporate Governance—Membership on Board Committees";

  •
  information under the caption "Corporate Governance—Nominating and Governance Committee—Director Nomination Process";

  •
  information included under the caption "Corporate Governance—Audit Committee";

  •
  information included under the caption "Corporate Governance—Audit Committee Financial Expert"; and

  •
  information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

              In addition, the information regarding executive officers called for by Items 401(b), (e) and (f) of Regulation S-K may be found under the caption "Executive Officers of the Company" in this Annual Report on Form 10-K.

              We have adopted a set of Corporate Governance Principles and Categorical Standards of Director Independence, which together with the charters of the three standing committees of the Board of Directors (Audit; Compensation and Benefits; and Nominating and Governance) and our Code of Conduct (which constitutes the Company's code of ethics), provide the framework for the governance of our company. A complete copy of our Corporate Governance Principles and Categorical Standards of Director Independence, the charters of each of the Board committees, the Code of Conduct (which applies not only to our Chief Executive Officer, Chief Financial Officer and Controller, but also to all other employees of our company) and the Code of Business Conduct for the Members of the Board of Directors may be found by clicking on the "Corporate Governance" link found on our Investor Relations website at http://ir.ameriprise.com. You may also access our Investor Relations website through our main website at www.ameriprise.com by clicking on the "Investor Relations" link, which is located at the bottom of our homepage. (Information from such sites is not incorporated by reference into this report.) You may obtain free copies of these materials by also writing to our Corporate Secretary at our principal executive offices.

Item 11. Executive Compensation.

              The following portions of the Proxy Statement are incorporated herein by reference:

  •
  information under the caption "Corporate Governance—Compensation and Benefits Committee—Compensation Committee Interlocks and Insider Participation";

  •
  information included under the caption "Compensation of Executive Officers"; and

  •
  information included under the caption "Compensation of Directors."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

              The information included under the caption "Ownership of Our Common Shares" in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

              The information under the captions "Corporate Governance—Director Independence," "Corporate Governance—Categorical Standards for Director Independence," "Corporate Governance—Independence of Committee Members" and "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

              The information set forth under the heading "Items to be Voted on by Shareholders—Item 2—Ratification of Audit Committee's Selection of Independent Registered Public Accountants for 2008—Independent Registered Public Accountant Fees"; "—Services to Associated Organizations"; and "—Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants," in the Proxy Statement is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as part of this report:

  1.
  Financial statements from the Ameriprise Financial, Inc. 2007 Annual Report to Shareholders which are incorporated herein by reference:

  Consolidated balance sheets—December 31, 2007 and 2006

  Consolidated statements of income—Years ended December 31, 2007, 2006 and 2005

  Consolidated statements of cash flows—Years ended December 31, 2007, 2006, and 2005

  Consolidated statements of shareholders' equity—Years ended December 31, 2007, 2006, and 2005

  Notes to consolidated financial statements—December 31, 2007

    2.
    Financial schedules required to be filed by Item 8 of this form, and by Item 15(b):

    Schedule I    Condensed Financial Information of Registrant (Parent Company Only)

              All other financial schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

    3.
    Exhibits:

              The list of exhibits required to be filed as exhibits to this report are listed on pages E-1 through E-3 hereof under "Exhibit Index," which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)
Date: February 29, 2008	By	/s/ Walter S. Berman

Walter S. Berman Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned directors and officers of Ameriprise Financial, Inc., a Delaware corporation, does hereby make, constitute and appoint James M. Cracchiolo, Walter S. Berman and John C. Junek, and each of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as such director and/or officer of said corporation to an Annual Report on Form 10-K or other applicable form, and all amendments thereto, to be filed by such corporation with the Securities and Exchange Commission, Washington, D.C., under the Securities Exchange Act of 1934, as amended, with all exhibits thereto and other supporting documents, with said Commission, granting unto said attorneys-in-fact, and any of them, full power and authority to do and perform any and all acts necessary or incidental to the performance and execution of the powers herein expressly granted.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 29, 2008	/s/ James M. Cracchiolo James M. Cracchiolo Chairman and Chief Executive Officer (Principal Executive Officer and Director)
Date: February 29, 2008	/s/ Walter S. Berman Walter S. Berman Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 29, 2008	/s/ David K. Stewart David K. Stewart Senior Vice President and Controller (Principal Accounting Officer)
Date: February 29, 2008	/s/ Ira D. Hall Ira D. Hall Director

Date: February 29, 2008	/s/ Warren D. Knowlton Warren D. Knowlton Director
Date: February 29, 2008	/s/ W. Walker Lewis W. Walker Lewis Director
Date: February 29, 2008	/s/ Siri S. Marshall Siri S. Marshall Director
Date: February 29, 2008	/s/ Jeffrey Noddle Jeffrey Noddle Director
Date: February 29, 2008	/s/ Richard F. Powers III Richard F. Powers III Director
Date: February 29, 2008	/s/ H. Jay Sarles H. Jay Sarles Director
Date: February 29, 2008	/s/ Robert F. Sharpe, Jr. Robert F. Sharpe, Jr. Director
Date: February 29, 2008	/s/ William H. Turner William H. Turner Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ameriprise Financial, Inc.

We have audited the consolidated financial statements of Ameriprise Financial, Inc. as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated February 26, 2008 (incorporated by reference in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP

Minneapolis, Minnesota
February 26, 2008

AMERIPRISE FINANCIAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

Table of Contents

AMERIPRISE FINANCIAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME

(Parent Company Only)

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Revenues
Management and financial advice fees	$85	$65	$326
Distribution fees	—	70	52
Net investment income	27	59	20
Other revenues	9	9	20

Total revenues	121	203	418
Banking and deposit interest expense	6	7	3

Total net revenues	115	196	415

Expenses
Interest and debt expense	112	101	67
Separation costs	75	143	76
General and administrative expense	262	413	447

Total expenses	449	657	590

Pretax loss before equity in earnings of subsidiaries	(334)	(461)	(175)
Income tax benefit	(142)	(179)	(27)

Loss before equity in earnings of subsidiaries	(192)	(282)	(148)
Equity in earnings of subsidiaries:
Equity in earnings of subsidiaries	1,006	913	706
Equity in income from discontinued operations of subsidiary, net of tax	—	—	16

Total equity in earnings of subsidiaries	1,006	913	722

Net income	$814	$631	$574

See Notes to Condensed Financial Information of Registrant.

AMERIPRISE FINANCIAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Parent Company Only)

	December 31,
	2007	2006
	(in millions, except share data)
Assets
Cash and cash equivalents	$1,302	$1,119
Investments	346	320
Receivables	40	65
Due from subsidiaries	245	124
Land, buildings, equipment, and software, net of accumulated depreciation of $487 and $409, respectively	577	611
Investment in subsidiaries	7,906	8,440
Other assets	281	243

Total assets	$10,697	$10,922

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued expenses	$217	$237
Due to subsidiaries	252	331
Debt	2,000	2,000
Other liabilities	418	429

Total liabilities	2,887	2,997

Shareholders' Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 255,925,436 and 252,909,389, respectively)	3	3
Additional paid-in capital	4,630	4,353
Retained earnings	4,811	4,268
Treasury shares, at cost (28,177,593 and 11,517,958 shares, respectively)	(1,467)	(490)
Accumulated other comprehensive loss, net of tax, including amounts applicable to equity investments in subsidiaries:
Net unrealized securities losses	(168)	(187)
Net unrealized derivatives losses	(6)	(1)
Foreign currency translation adjustments	(19)	(18)
Defined benefit plans	26	(3)

Total accumulated other comprehensive loss	(167)	(209)

Total shareholders' equity	7,810	7,925

Total liabilities and shareholders' equity	$10,697	$10,922

See Notes to Condensed Financial Information of Registrant.

AMERIPRISE FINANCIAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

(Parent Company Only)

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Cash Flows from Operating Activities
Net income	$814	$631	$574
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(1,006)	(913)	(706)
Equity in income from discontinued operations of subsidiary, net of tax	—	—	(16)
Dividends received from subsidiaries	1,558	670	486
Other operating activities, primarily with subsidiaries	76	136	427

Net cash provided by operating activities	1,442	524	765

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	—	23	243
Maturities, sinking fund payments and calls	104	401	179
Purchases	(201)	(347)	(278)
Purchase of land, buildings, equipment and software	(92)	(153)	(113)
Investment in subsidiaries	(40)	(220)	(924)
Acquisition of loans	—	(33)	—
Change in loans	6	2	—

Net cash used in investing activities	(223)	(327)	(893)

Cash Flows from Financing Activities
Proceeds from issuances of debt, net of issuance costs	—	494	2,843
Principal repayments of debt	—	(50)	(1,350)
Payable to American Express, net	—	—	(1,578)
Capital transactions with American Express, net	—	—	1,256
Dividends paid to American Express	—	—	(53)
Dividends paid to shareholders	(133)	(108)	(27)
Repurchase of common shares	(977)	(490)	—
Exercise of stock options	37	20	—
Excess tax benefits from share-based compensation	37	52	—

Net cash provided by (used in) financing activities	(1,036)	(82)	1,091

Parent Company Operations Applicable to Discontinued Operations of Subsidiary
Net cash provided by operating activities	—	—	48
Net cash used in financing activities	—	—	(24)

Net cash provided by Parent Company operations applicable to discontinued operations of subsidiary	—	—	24

Net increase in cash and cash equivalents	183	115	987
Cash and cash equivalents at beginning of year	1,119	1,004	17

Cash and cash equivalents at end of year	$1,302	$1,119	$1,004

Supplemental Disclosures:
Interest paid	$94	$104	$80
Income taxes received, net	118	124	169
Non-cash dividend of AEIDC to American Express	—	—	164

See Notes to Condensed Financial Information of Registrant.

AMERIPRISE FINANCIAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

1.           Basis of Presentation

    The accompanying Condensed Financial Statements include the accounts of Ameriprise Financial, Inc. (the "Registrant," "Ameriprise Financial" or "Parent Company") and, on an equity basis, its subsidiaries and affiliates. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and all adjustments made were of a normal, recurring nature. The financial information of the Parent Company should be read in conjunction with the Consolidated Financial Statements and Notes of Ameriprise Financial. Parent Company revenues and expenses, other than compensation and benefits and debt and interest expense, are primarily related to intercompany transactions with subsidiaries and affiliates. Certain prior year amounts have been reclassified to conform to the current year's presentation.

    Until the fourth quarter of 2005, the Parent Company was a Registered Investment Advisor. During the fourth quarter of 2005, the Parent Company ceased being a Registered Investment Advisor and, in turn, an Ameriprise Financial subsidiary became a Registered Investment Advisor.

    Ameriprise Financial was formerly a wholly owned subsidiary of American Express Company ("American Express"). On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the "Separation") through a tax-free distribution to American Express shareholders. In preparation for the disposition, Ameriprise Financial approved a stock split of its 100 common shares entirely held by American Express into 246 million common shares. Effective as of the close of business on September 30, 2005, American Express completed the separation of Ameriprise Financial and the distribution of the Ameriprise Financial common shares to American Express shareholders (the "Distribution"). The Distribution was effectuated through a pro-rata dividend to American Express shareholders consisting of one share of Ameriprise Financial common stock for every 5 shares of American Express common stock owned by its shareholders on September 19, 2005, the record date. Prior to August 1, 2005, Ameriprise Financial was named American Express Financial Corporation.

2.           Debt

    All of the consolidated debt of Ameriprise Financial are borrowings of the Parent Company, except as indicated below.

  •
  At December 31, 2007 and 2006, the consolidated debt of Ameriprise Financial included $18 million and $19 million, respectively, of municipal bond inverse floater certificates that are non-recourse debt obligations of a consolidated structured entity.

  •
  At December 31, 2006, the consolidated debt of Ameriprise Financial included $225 million of non-recourse debt of a consolidated variable interest entity, or collateralized debt obligation ("CDO"). Ameriprise Financial deconsolidated the CDO in the fourth quarter of 2007 after determining it was no longer the primary beneficiary of the structure as a result of

AMERIPRISE FINANCIAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

(Parent Company Only)

    the sale of a portion of its interest in the residual and rated debt tranches of the CDO structure.

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

              The following exhibits are filed as part of this Annual Report on Form 10-K. The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.2 through 10.16 are management contracts or compensatory plans or arrangements.

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
3.2
Amended and Restated Bylaws of Ameriprise Financial, Inc., as amended on November 28, 2006 (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K, file No. 1-32525, filed on February 27, 2007).
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
4.3
Junior Subordinated Debt Indenture, dated as of May 5, 2006, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4.C to the Registration Statement on Form S-3ASR, File No. 333-133860, filed on May 5, 2006).

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

10.2
Amended and Restated Ameriprise Financial 2005 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders held on April 25, 2007, File No. 001-32525, filed on March 9, 2007).
10.3*	Amended and Restated Ameriprise Financial Deferred Compensation Plan.
10.4	Ameriprise Financial Supplemental Retirement Plan (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K, file No. 1-32525, filed on February 27, 2007).
10.5
Form of Ameriprise Financial 2005 Incentive Compensation Plan Master Agreement for Substitution Awards (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005).
10.6
Ameriprise Financial Form of Award Certificate—Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.7	Ameriprise Financial Form of Award Certificate—Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.8	Ameriprise Financial Form of Award Certificate—Restricted Stock Unit Award (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.9	Ameriprise Financial Form of Agreement—Cash Incentive Award (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.10*	Ameriprise Financial Long-Term Incentive Award Program Guide.
10.11	Ameriprise Financial Deferred Share Plan for Outside Directors (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.12	CEO Security and Compensation Arrangements (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on October 31, 2005).
10.13
Ameriprise Financial, Inc. Senior Executive Severance Plan, as amended November 14, 2005 (incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-K, File No. 1-32525, filed on March 8, 2006).
10.14
Ameriprise Financial, Inc. Deferred Equity Program for Independent Financial Advisors (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K, File No. 1-32525, filed on March 8, 2006).

10.15
Ameriprise Financial Annual Incentive Award Plan, adopted effective as of September 30, 2005 (incorporated by reference to Exhibit 10.28 of the Annual Report on Form 10-K, File No. 1-32525. filed on March 8, 2006).
10.16
Form of Indemnification Agreement for directors, Chief Executive Officer, Chief Financial Officer, General Counsel and Principal Accounting Officer and any other officers designated by the Chief Executive Officer (incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K, File No. 1-32525, filed on March 8, 2006).
10.17
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
10.18
Stock Purchase and Sale Agreement, dated as of March 29, 2006, by and among Warren E. Buffett, Berkshire Hathaway Inc. and Ameriprise Financial, Inc. (incorporated by reference to Item 99.1 of the Current Report on Form 8-K, File No. 1-32525, filed on March 30, 2006).
12*	Ratio of Earnings to Fixed Charges.
13*
Portions of the Ameriprise Financial, Inc. 2007 Annual Report to Shareholders, which, except for those sections incorporated herein by reference, are furnished solely for the information of the SEC and are not to be deemed "filed."
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