Form 10-Q
period 2008-03-31
AMERIPRISE FINANCIAL INC
filed 2008-05-06
CIK 820027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                                      to

Commission File No. 1-32525

AMERIPRISE FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center, Minneapolis, Minnesota	55474
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (612) 671-3131

Former name, former address and former fiscal year, if changed since last report:  Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2008
Common Stock (par value $.01 per share)	222,152,272 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues
Management and financial advice fees	$791	$722
Distribution fees	433	418
Net investment income	460	532
Premiums	265	257
Other revenues	157	167
Total revenues	2,106	2,096
Banking and deposit interest expense	20	69
Total net revenues	2,086	2,027

Expenses
Distribution expenses	541	478
Interest credited to fixed accounts	178	217
Benefits, claims, losses and settlement expenses	407	251
Amortization of deferred acquisition costs	154	134
Interest and debt expense	26	29
Separation costs	—	85
General and administrative expense	585	617
Total expenses	1,891	1,811
Pretax income	195	216
Income tax provision	4	51
Net income	$191	$165

Earnings per common share
Basic	$0.84	$0.69
Diluted	$0.82	$0.68

Weighted average common shares outstanding:
Basic	228.4	240.7
Diluted	231.5	244.1

Cash dividends paid per common share	$0.15	$0.15

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$3,904	$3,836
Investments	29,808	30,625
Separate account assets	58,442	61,974
Receivables	3,441	3,441
Deferred acquisition costs	4,549	4,503
Restricted and segregated cash	1,142	1,332
Other assets	3,616	3,519
Total assets	$104,902	$109,230

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$27,164	$27,446
Separate account liabilities	58,442	61,974
Customer deposits	6,307	6,201
Debt	2,018	2,018
Accounts payable and accrued expenses	836	1,187
Other liabilities	2,554	2,594
Total liabilities	97,321	101,420

Shareholders’ Equity:
Common shares ($.01 par value; shares authorized,1,250,000,000; shares issued, 256,136,864 and 255,925,436, respectively)	3	3
Additional paid-in capital	4,637	4,630
Retained earnings	4,938	4,811
Treasury shares, at cost (32,741,622 and 28,177,593 shares, respectively)	(1,710)	(1,467)
Accumulated other comprehensive loss, net of tax:
Net unrealized securities losses	(282)	(168)
Net unrealized derivatives losses	(6)	(6)
Foreign currency translation adjustments	(25)	(19)
Defined benefit plans	26	26
Total accumulated other comprehensive loss	(287)	(167)
Total shareholders’ equity	7,581	7,810
Total liabilities and shareholders’ equity	$104,902	$109,230

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$191	$165
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Capitalization of deferred acquisition and sales inducement costs	(189)	(228)
Amortization of deferred acquisition and sales inducement costs	171	150
Depreciation and amortization	45	41
Deferred income taxes	(36)	(42)
Share-based compensation	37	35
Net realized investment gains	(8)	(9)
Other-than-temporary impairments and provision for loan losses	32	—
Premium and discount amortization on Available-for-Sale and other securities	24	29
Changes in operating assets and liabilities:
Segregated cash	42	67
Trading securities and equity method investments in hedge funds, net	81	(73)
Future policy benefits and claims, net	161	23
Receivables	(90)	(91)
Brokerage deposits	(42)	(42)
Accounts payable and accrued expenses	(389)	(213)
Other, net	157	78
Net cash provided by (used in) operating activities	187	(110)
Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	92	828
Maturities, sinking fund payments and calls	983	699
Purchases	(584)	(362)
Proceeds from sales and maturities of commercial mortgage loans	61	116
Funding of commercial mortgage loans	(73)	(51)
Proceeds from sales of other investments	14	31
Purchase of other investments	(102)	(12)
Purchase of land, buildings, equipment and software	(44)	(59)
Proceeds from sale of land, buildings, equipment and other	—	8
Change in policy loans, net	(9)	(4)
Change in restricted cash	150	(6)
Other, net	(1)	(10)
Net cash provided by investing activities	487	1,178

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

(in millions)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	$327	$240
Maturities, withdrawals and cash surrenders	(249)	(401)
Change in other banking deposits	71	(21)
Policyholder and contractholder account values:
Consideration received	350	222
Net transfers from (to) separate accounts	14	(102)
Surrenders and other benefits	(804)	(991)
Dividends paid to shareholders	(34)	(27)
Repurchase of common shares	(277)	(386)
Exercise of stock options	6	16
Excess tax benefits from share-based compensation	3	13
Other, net	(13)	51
Net cash used in financing activities	(606)	(1,386)

Effect of exchange rate changes on cash	—	2
Net increase (decrease) in cash and cash equivalents	68	(316)
Cash and cash equivalents at beginning of period	3,836	2,760
Cash and cash equivalents at end of period	$3,904	$2,444

Supplemental Disclosures:
Interest paid on debt	$—	$4
Income taxes paid, net	30	19

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(in millions, except share amounts)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total

Balances at December 31, 2006	241,391,431	$3	$4,353	$4,268	$(490)	$(209)	$7,925
Change in accounting principles	—	—	—	(138)	—	—	(138)
Comprehensive income:
Net income	—	—	—	165	—	—	165
Change in net unrealized securities losses	—	—	—	—	—	66	66
Change in net unrealized derivatives losses	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	1	1
Total comprehensive income	—	—	—	—	—	—	231
Dividends paid to shareholders	—	—	—	(27)	—	—	(27)
Repurchase of common shares	(6,339,537)	—	—	—	(375)	—	(375)
Share-based compensation plans	1,527,548	—	64	—	—	—	64
Other, net	—	—	51	—	—	—	51
Balances at March 31, 2007	236,579,442	$3	$4,468	$4,268	$(865)	$(143)	$7,731

Balances at December 31, 2007	227,747,843	$3	$4,630	$4,811	$(1,467)	$(167)	$7,810
Change in accounting principle	—	—	—	(30)	—	—	(30)
Comprehensive income:
Net income	—	—	—	191	—	—	191
Change in net unrealized securities losses	—	—	—	—	—	(114)	(114)
Foreign currency translation adjustment	—	—	—	—	—	(6)	(6)
Total comprehensive income	—	—	—	—	—	—	71
Dividends paid to shareholders	—	—	—	(34)	—	—	(34)
Repurchase of common shares	(5,675,599)	—	—	—	(290)	—	(290)
Reissuance of treasury shares	1,111,570	—	(47)	—	47	—	—
Share-based compensation plans	211,428	—	54	—	—	—	54
Balances at March 31, 2008	223,395,242	$3	$4,637	$4,938	$(1,710)	$(287)	$7,581

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Ameriprise Financial, Inc. (“Ameriprise Financial”), companies in which it directly or indirectly has a controlling financial interest, variable interest entities (“VIEs”) in which it is the primary beneficiary and certain limited partnerships for which it is the general partner (collectively, the “Company”). All material intercompany transactions and balances between or among Ameriprise Financial and its subsidiaries and affiliates have been eliminated in consolidation.

The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature.

Ameriprise Financial is a holding company, which primarily conducts business through its subsidiaries to provide financial planning, and products and services that are designed to be utilized as solutions for clients’ cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs. The Company’s foreign operations in the United Kingdom are conducted through its subsidiary, Threadneedle Asset Management Holdings Limited (“Threadneedle”).

Reclassifications

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Changes to the Company’s reportable operating segments and certain reclassifications of prior year amounts, including new income statement captions, have been made to conform to the current presentation, and are described in Note 1, Note 2 and Note 26, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008 (the “2007 10-K”). These reclassifications were made to enhance transparency and to better align the financial statement captions with the key drivers of the business. The Company did not change its revenue and expense recognition policies and the reclassifications did not result in any changes to consolidated net income or shareholders’ equity. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s 2007 10-K.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table shows the impact of the new captions and the reclassifications made to the Company’s previously reported Consolidated Statements of Income:

	Three Months Ended March 31, 2007
	Previously Reported	Reclassified
	(in millions)
Revenues
Management and financial advice fees	$791	$722
Distribution fees	344	418
Net investment income	518	532
Premiums	236	257
Other revenues	174	167
Total revenues	2,063	2,096
Banking and deposit interest expense	—	69
Total net revenues	2,063	2,027

Expenses
Compensation and benefits	842	—
Distribution expenses	—	478
Interest credited to fixed accounts	287	217
Benefits, claims, losses and settlement expenses	219	251
Amortization of deferred acquisition costs	134	134
Interest and debt expense	32	29
Separation costs	85	85
Other expenses	248	—
General and administrative expense	—	617
Total expenses	1,847	1,811
Pretax income	216	216
Income tax provision	51	51
Net income	$165	$165

2.     Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires disclosures regarding the objectives for using derivative instruments, the fair values of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the impact of SFAS 161 on its disclosures. The Company’s adoption of SFAS 161 will not impact its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree, and goodwill acquired. SFAS 141(R) also requires an acquirer to disclose information about the financial effects of a business combination. SFAS 141(R) is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited. The Company will apply the standard to any business combinations within the scope of SFAS 141(R) occurring after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes the accounting and reporting for ownership interest in subsidiaries not attributable, directly or indirectly, to a parent. SFAS 160 requires that noncontrolling (minority) interests be classified as equity (instead of as a liability) within the consolidated balance sheet, and net income attributable to both the

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

parent and the noncontrolling interest be disclosed on the face of the consolidated statement of income. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early adoption prohibited. The provisions of SFAS 160 are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively to all periods presented. The Company is currently evaluating the impact of SFAS 160 on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). As of December 31, 2006, the Company adopted the recognition provisions of SFAS 158 which require an entity to recognize the overfunded or underfunded status of an employer’s defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company’s adoption of this provision did not have a material effect on the consolidated results of operations and financial condition. Effective for fiscal years ending after December 15, 2008, SFAS 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. As of December 31, 2008, the Company will adopt the measurement provisions of SFAS 158 which the Company does not believe will have a material effect on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 that require retrospective application. Any retrospective application will be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. The Company adopted SFAS 157 effective January 1, 2008 and recorded a cumulative effect reduction to the opening balance of retained earnings of $30 million, net of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization and income taxes. This reduction to retained earnings was related to adjusting the fair value of certain derivatives the Company uses to hedge its exposure to market risk related to certain variable annuity riders. The Company initially recorded these derivatives in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”). SFAS 157 nullifies the guidance in EITF 02-3 and requires these derivatives to be marked to the price the Company would receive to sell the derivatives to a market participant (an exit price). The adoption of SFAS 157 also resulted in adjustments to the fair value of the Company’s embedded derivative liabilities associated with certain variable annuity riders. Since there is no market for these liabilities, the Company considered the assumptions participants in a hypothetical market would make to determine an exit price. As a result, the Company adjusted the valuation of these liabilities by updating certain policyholder assumptions, adding explicit margins to provide for profit, risk, and expenses, and adjusting the rate used to discount expected cash flows to reflect a current market estimate of the Company’s risk of nonperformance specific to these liabilities. These adjustments resulted in an adoption impact of a $4 million increase in the current quarter’s earnings, net of DAC and DSIC amortization and income taxes, at January 1, 2008. The nonperformance risk component of the adjustment is specific to the risk of RiverSource Life Insurance Company (“RiverSource Life”) and RiverSource Life Insurance Co. of New York not fulfilling these liabilities. As the Company’s estimate of this credit spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $26 million, net of DAC and DSIC amortization and income taxes based on March 31, 2008 credit spreads.

In accordance with FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), the Company will defer the adoption of SFAS 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In January 2008, the FASB published for comment Proposed FSP FAS 157-c “Measuring Liabilities under FASB Statement No. 157” (“FSP 157-c”). FSP 157-c would amend SFAS 157 to clarify the accounting principles on the fair value measurement of liabilities. The Company is monitoring the impact that this proposed FSP could have on its consolidated results of operations and financial condition. See Note 5 for additional information regarding the Company’s adoption of SFAS 157.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and transition. The Company adopted FIN 48 as of January 1, 2007 and recorded a cumulative change in accounting principle resulting in an increase in the liability for unrecognized tax benefits and a decrease in beginning retained earnings of $4 million.

In September 2005, the AICPA issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides clarifying guidance on accounting for DAC associated with an insurance or annuity contract that is significantly modified or is internally replaced with another contract. Prior to adoption, the Company accounted for many of these transactions as contract continuations and continued amortizing existing DAC against revenue for the new or modified contract. Effective January 1, 2007, the Company adopted SOP 05-1 resulting in these transactions being prospectively accounted for as contract terminations. Consistent with this, the Company now anticipates these transactions in establishing amortization periods and other valuation assumptions. As a result of adopting SOP 05-1, the Company recorded as a cumulative change in accounting principle $206 million, reducing DAC by $204 million, DSIC by $11 million and liabilities for future policy benefits by $9 million. The after-tax decrease to retained earnings for these changes was $134 million.

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

American Express historically provided a variety of corporate and other support services for the Company, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal and other services. Following the Distribution, American Express provided the Company with many of these services pursuant to transition services agreements for transition periods of up to two years or more, if extended by mutual agreement of the Company and American Express. The Company terminated all of these service agreements and completed its separation from American Express in 2007.

The Company incurred significant non-recurring separation costs in 2007 as a result of the Separation. These costs were primarily associated with establishing the Ameriprise Financial brand, separating and reestablishing the Company’s technology platforms and advisor and employee retention programs.

4.     Investments

The following is a summary of investments:

	March 31, 2008	December 31, 2007
	(in millions)
Available-for-Sale securities, at fair value	$25,186	$25,931
Commercial mortgage loans, net	3,109	3,097
Trading securities, at fair value, and equity method investments in hedge funds	428	504
Policy loans	713	706
Other investments	372	387
Total	$29,808	$30,625

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, were as follows:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Gross realized gains from sales	$10	$16
Gross realized losses from sales	(2)	(7)
Other-than-temporary impairments	(32)	—

The $32 million of other-than-temporary impairments for the three months ended March 31, 2008 primarily related to three Alt-A mortgage-backed securities.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.     Fair Values of Assets and Liabilities

Effective January 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability is exchanged in an orderly transaction; it is not a forced liquidation or distressed sale.

Valuation Hierarchy

Under SFAS 157, the Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Determination of Fair Value

The Company uses valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. The Company’s market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s income approach uses valuation techniques to convert future projected cash flows to a single discounted present value amount. When applying either approach, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs.

The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.

Assets

Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of 90 days or less. Actively traded money market funds are measured at their net asset value (“NAV”) and classified as Level 1. The Company’s remaining cash equivalents are classified as Level 2 and are measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.

Investments (Trading Securities and Available-for-Sale Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are measured using independent pricing models from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques such as the present value of cash flows. Level 1 securities include U.S. Treasuries and seed money in funds traded in active markets. Level 2 securities include: agency mortgage-backed securities; certain non-agency mortgage-backed securities, asset-backed securities, municipal and corporate bonds; certain U.S. and foreign government and agency securities; and seed money and other investments in certain hedge funds. Level 3 securities include certain non-agency mortgage-backed securities, asset-backed securities, and corporate bonds.

Separate Account Assets

The fair value of assets held by separate accounts is determined by the NAV of the funds in which those separate accounts are invested. The NAV represents the exit price for the separate account. Level 1 measurements are assigned to active funds and Level 2 measurements are assigned to those funds that are considered less active.

Derivatives

Derivatives that are measured using quoted prices in active markets, such as foreign exchange forwards, or derivatives that are exchanged-traded are classified as Level 1 measurements. The fair values of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include interest rate

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

swaps and options. Derivatives that are valued using pricing models that have significant unobservable inputs are classified as Level 3 measurements. Structured derivatives that are used by the Company to hedge its exposure to market risk related to certain variable annuity riders are classified as Level 3.

Consolidated Property Funds

The Company records the fair value of the properties held by its consolidated property funds within other assets. The fair value of these assets is determined using discounted cash flows and market comparables. Given the significance of the unobservable inputs to these measurements, the assets are classified as Level 3.

Liabilities

Embedded Derivatives

Variable Annuity Riders – Guaranteed Minimum Accumulation Benefit and Guaranteed Minimum Withdrawal Benefit

The Company values the embedded derivative liability attributable to the provisions of certain variable annuity riders using internal valuation models. These models calculate fair value by discounting expected cash flows from benefits plus margins for profit, risk, and expenses less embedded derivative fees. The projected cash flows used by these models include observable capital market assumptions and incorporate significant unobservable inputs related to policyholder behavior assumptions and margins for risk, profit and expenses that the Company believes an exit market participant would expect. The fair value of these embedded derivatives also reflects a current estimate of the Company’s nonperformance risk specific to these liabilities. Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3. The embedded derivative liability attributable to these provisions is recorded in future policy benefits and claims.

Equity Indexed Annuities and Stock Market Certificates

The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its equity indexed annuities and stock market certificates. The inputs to these calculations are primarily market observable. As a result, these measurements are classified as Level 2. The embedded derivative liability attributable to the provisions of the Company’s equity indexed annuities and stock market certificates is recorded in future policy benefits and claims and customer deposits, respectively.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2008
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$210	$3,158	$—	$3,368
Trading securities	218	158	43	419
Available-for-Sale securities	74	22,384	2,728	25,186
Separate account assets	3,577	54,865	—	58,442
Other assets	4	83	678	765
Total assets at fair value	$4,083	$80,648	$3,449	$88,180

Liabilities
Future policy benefits and claims	$—	$37	$295	$332
Customer deposits	—	13	—	13
Other liabilities	—	57	—	57
Total liabilities at fair value	$—	$107	$295	$402

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended March 31, 2008
	Trading Securities		Available- for-Sale Securities		Other Assets		Future Policy Benefits and Claims
	(in millions)
Balance, January 1	$44		$2,908		$629		$(158)
Total gains (losses) included in:
Net income	(1	)(1)	(29	)(1)	43	(2)	(124	)(3)
Other comprehensive income	—		(178)		—		—
Purchases, sales, issuances and settlements, net	—		27		6		(13)
Transfers in (out)	—		—		—		—
Balance, March 31	$43		$2,728		$678		$(295)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at March 31	$(1	)(1)	$(31	)(1)	$43	(2)	$(124	)(3)

(1)   Included in net investment income in the Consolidated Statements of Income.

(2)   Represents a $52 million gain included in net investment income and a $9 million loss included in other revenues in the Consolidated Statements of Income.

(3)   Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

During the reporting period, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

6.     Deferred Acquisition Costs

The balances of and changes in DAC were as follows:

	2008	2007
	(in millions)
Balance at January 1	$4,503	$4,499
Cumulative effect of accounting change	36	(204)
Capitalization of acquisition costs	165	196
Amortization	(154)	(134)
Impact of change in net unrealized securities gains and losses	(1)	(20)
Balance at March 31	$4,549	$4,337

Effective January 1, 2008, the Company adopted SFAS 157 and recorded as a cumulative change in accounting principle a pretax increase to DAC of $36 million. See Note 2 and Note 5 for additional information regarding SFAS 157.

Effective January 1, 2007, the Company adopted SOP 05-1 and recorded as a cumulative change in accounting principle a pretax reduction to DAC of $204 million.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.   Future Policy Benefits and Claims and Separate Account Liabilities

Future policy benefits and claims consisted of the following:

	March 31, 2008	December 31, 2007
	(in millions)
Fixed annuities	$13,929	$14,382
Equity indexed annuities accumulated host values	249	253
Equity indexed annuities embedded derivative	37	53
Variable annuities fixed sub-accounts	5,389	5,419
Guaranteed minimum withdrawal benefits variable annuity guarantees	215	136
Guaranteed minimum accumulation benefits variable annuity guarantees	83	33
Other variable annuity guarantees	26	27
Total annuities	19,928	20,303
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,575	2,568
Other life, disability income and long term care insurance	4,173	4,106
Auto, home and other insurance	390	378
Policy claims and other policyholders’ funds	98	91
Total	$27,164	$27,446

Separate account liabilities consisted of the following:

	March 31, 2008	December 31, 2007
	(in millions)
Variable annuity variable sub-accounts	$49,056	$51,764
VUL insurance variable sub-accounts	5,752	6,244
Other insurance variable sub-accounts	57	62
Threadneedle investment liabilities	3,577	3,904
Total	$58,442	$61,974

8.   Customer Deposits

Customer deposits consisted of the following:

	March 31, 2008	December 31, 2007
	(in millions)
Fixed rate certificates	$2,698	$2,616
Stock market based certificates	1,032	1,031
Stock market embedded derivative reserve	13	32
Other	75	78
Less: accrued interest classified in other liabilities	(4)	(23)
Total investment certificate reserves	3,814	3,734
Brokerage deposits	1,058	1,100
Banking deposits	1,435	1,367
Total	$6,307	$6,201

9.   Share-Based Compensation

The Company’s share-based compensation plans consist of the amended and restated Ameriprise Financial 2005 Incentive Compensation Plan (the “2005 ICP”) and the Deferred Equity Program for Independent Financial Advisors (“P2 Deferral Plan”). The 2005 ICP, which was amended and approved by shareholders on April 25, 2007, provides for the grant of cash and equity incentive awards to directors, employees and independent contractors, including stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance shares and similar awards designed to comply with the applicable federal regulations and laws of jurisdiction.

The P2 Deferral Plan gives certain advisors the option to defer a portion of their commissions in the form of share-based awards, which are subject to forfeiture based on future service requirements. The Company provides a match of the share-based awards.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended March 31, 2008 and 2007, the Company recognized expense of $37 million and $35 million, respectively, related to awards under these share-based compensation plans.

As of March 31, 2008, there was $235 million of total unrecognized compensation cost related to non-vested awards under the Company’s share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

10.    Income Taxes

The Company’s effective income tax rate decreased to 2.1% for the three months ended March 31, 2008 from 23.6% for the three months ended March 31, 2007 primarily due to $38 million of tax benefits related to changes in the status of current audits and closed audits and the level of tax advantaged items relative to pretax income.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of March 31, 2008 and December 31, 2007.

As of March 31, 2008 and December 31, 2007, the Company had $137 million and $164 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $35 million and $84 million, net of federal tax benefits, of the unrecognized tax benefits as of March 31, 2008 and December 31, 2007, respectively, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net reduction of $5 million in interest and penalties for the three months ended March 31, 2008. The Company had $7 million and $12 million for the payment of interest and penalties accrued at March 31, 2008 and December 31, 2007, respectively.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company it is estimated that the total amount of unrecognized tax benefits may decrease by $50 million to $60 million in the next 12 months.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”), as part of the overall examination of the American Express Company consolidated return, commenced an examination of the Company’s U.S. income tax returns for 1997 through 2002 in the third quarter of 2005. In the first quarter of 2007, the IRS expanded the period of the examination to include 2003 through 2004. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2005.

On September 25, 2007, the IRS issued Revenue Ruling 2007-61 in which it announced that it intends to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) related to separate account assets held in connection with variable contracts of life insurance companies and has added the project to the 2007-2008 Priority Guidance Plan. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time, but they may result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is likely that any such regulations would apply prospectively only.

The Company’s tax allocation agreement with American Express (the “Tax Allocation Agreement”), dated as of September 30, 2005, governs the allocation of consolidated U.S. federal and applicable combined or unitary state and local income tax liabilities between American Express and the Company for tax periods prior to September 30, 2005. In addition, this Tax Allocation Agreement addresses other tax-related matters.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.    Contingencies

The Company and its subsidiaries are involved in the normal course of business in legal, regulatory and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of its activities as a diversified financial services firm. These include proceedings specific to the Company as well as proceedings generally applicable to business practices in the industries in which it operates. The Company can also be subject to litigation arising out of its general business activities, such as its investments, contracts, leases and employment relationships. Uncertain economic conditions and heightened volatility in the financial markets, such as those which have been experienced particularly since the summer of 2007, may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the financial services industry generally. Relevant to these current market conditions, the Company has been advised by a client of a potential breach of contractual investment guidelines, which management is evaluating. The outcome of this matter is uncertain at this time.

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and have been subject to examination by, the SEC, the Financial Industry Regulatory Authority (“FINRA”) (formerly known as the National Association of Securities Dealers), OTS, state insurance regulators, state attorneys general and various other governmental and quasi-governmental authorities concerning the Company’s business activities and practices, including: sales and product or service features of, or disclosures pertaining to, financial plans and other advice offerings, the Company’s mutual funds, annuities, insurance products and brokerage services; non-cash compensation paid to the Company’s field leaders and financial advisors; supervision of the Company’s financial advisors; and sales of, or brokerage or revenue sharing practices relating to, other companies’ real estate investment trust (“REIT”) shares, mutual fund shares or other investment products. Other open matters relate, among other things, to the administration of death claims to multiple beneficiaries under the Company’s variable annuities, the portability (or network transferability) of the Company’s RiverSource mutual funds, supervisory practices in connection with financial advisors’ outside business activities, sales practices associated with the sale of fixed and variable annuities, the suitability of product recommendations made to retail financial planning clients, the delivery of financial plans, and the suitability of particular trading strategies. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

These legal and regulatory proceedings and disputes are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result. An adverse outcome in one or more of these proceedings could result in adverse judgments, settlements, fines, penalties or other relief that could have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Certain legal and regulatory proceedings are described below.

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona, and was later transferred to the United States District Court for the District of Minnesota. The plaintiffs alleged that they were investors in several of the Company’s mutual funds and they purported to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940. The plaintiffs alleged that fees allegedly paid to the defendants by the funds for investment advisory and administrative services were excessive. On July 6, 2007, the Court granted the Company’s motion for summary judgment, dismissing all claims with prejudice. Plaintiffs appealed the Court’s decision, and the appellate argument took place on April 17, 2008. The U.S. Court of Appeals for the Eighth Circuit is now considering the appeal.

The Company previously reported two adverse arbitration awards issued in 2006 by FINRA panels against Securities America, Inc. (“SAI”) and former registered representatives of SAI. Those arbitrations involved customer claims relating to suitability, disclosures, supervision and certain other sales practices. Other clients of those former registered representatives have presented similar claims.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.  Earnings per Common Share

The computations of basic and diluted earnings per common share are as follows:

	Three Months Ended March 31,
	2008	2007
	(in millions, except per share amounts)
Numerator:
Net income	$191	$165

Denominator:
Basic: Weighted-average common shares outstanding	228.4	240.7
Effect of potentially dilutive nonqualified stock options and other share-based awards	3.1	3.4
Diluted: Weighted-average common shares outstanding	231.5	244.1

Earnings per Common Share:
Basic	$0.84	$0.69
Diluted	0.82	0.68

Basic weighted average common shares for the three months ended March 31, 2008 and 2007 included 2.3 million and 1.7 million, respectively, of vested, nonforfeitable restricted stock units and 3.2 million and 3.6 million, respectively, of non-vested restricted stock awards and restricted stock units that are forfeitable but receive nonforfeitable dividends. Potentially dilutive securities include nonqualified stock options and other share-based awards.

13.  Shareholders’ Equity

The Company has a share repurchase program in place to return excess capital to shareholders. During the three months ended March 31, 2008 and 2007, the Company repurchased a total of 5.2 million and 5.9 million shares, respectively, of its common stock at an average price of $51.55 and $59.76, respectively. As of March 31, 2008, the Company had $148 million remaining under share repurchase authorizations.

The Company may also reacquire shares of its common stock under its 2005 ICP related to restricted stock awards. Restricted shares that are forfeited before the vesting period has lapsed are recorded as treasury shares. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations. These vested restricted shares reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. The restricted shares forfeited under the 2005 ICP and recorded as treasury shares were nil during both the three months ended March 31, 2008 and 2007. For the three months ended March 31, 2008 and 2007, the Company reacquired 0.4 million shares of its common stock in each period through the surrender of restricted shares upon vesting and paid in the aggregate $20 million and $23 million, respectively, related to the holders’ income tax obligations on the vesting date.

During the three months ended March 31, 2008, the Company reissued 1.1 million treasury shares for restricted stock award grants and issuance of shares vested under the P2 Deferral Plan.

In April 2008, the Company’s Board of Directors authorized the expenditure of up to $1.5 billion for the repurchase of the Company’s common stock through April 2010.

14.  Segment Information

On December 3, 2007, the Company announced a change in its reportable segments. The revised presentation of previously reported segment data has been applied retroactively to all periods presented in these financial statements. During the fourth quarter of 2007, the Company completed the implementation of an enhanced transfer pricing methodology and expanded its segment presentation from three to five segments to better align with the way the Chief Operating Decision Maker views the business. This facilitates greater transparency of the relationships between the businesses and better comparison to other industry participants in the retail advisor distribution, asset management, insurance and annuity industries. In addition, the Company changed the format of its consolidated statement of income and made reclassifications to enhance transparency. These reclassifications did not result in any changes to consolidated net income or shareholders’ equity. A summarization of the various reclassifications made to previously reported balances is presented in Note 1 to the Consolidated Financial Statements in the Company’s 2007 10-K.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s five segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other. Each segment records revenues and expenses as if they were each a stand-alone business using the Company’s enhanced transfer pricing methodology. Transfer pricing uses rates that approximate market-based arm’s length prices for specific services provided. The Company reviews the transfer pricing rates periodically and makes appropriate adjustments to ensure the transfer pricing rates that approximate arm’s length market prices remain at current market levels. Costs related to shared services are allocated to segments based on their usage of the services provided.

The largest source of intersegment revenues and expenses is retail distribution services, where segments are charged transfer pricing rates that approximate arm’s length market prices for distribution through the Advice & Wealth Management segment. The Advice & Wealth Management segment provides distribution services for proprietary and non-proprietary products and services. The Asset Management segment provides investment management services for the Company’s owned assets and client assets, and accordingly charges investment and advisory management fees to the other segments.

All costs related to shared services are allocated to the segments based on a rate times volume or fixed basis.

The Advice & Wealth Management segment provides financial advice and full service brokerage and banking services, primarily to retail clients, through the Company’s financial advisors. The advisors distribute a diversified selection of both proprietary and non-proprietary products to help clients meet their financial needs. A significant portion of revenues in this segment are fee-based, driven by the level of client assets, which is impacted by both market movements and net asset flows. The Company also earns net investment income on owned assets, from primarily certificate and banking products. This segment earns distribution fees for distributing non-proprietary products and earns intersegment distribution fees for distributing the Company’s proprietary products and services to its retail clients. Intersegment expenses for this segment include expenses for investment management services provided by the Asset Management segment.

The Asset Management segment provides investment advice and investment products to retail and institutional clients. Threadneedle predominantly provides international investment advice and products, and RiverSource Investments predominantly provides domestic products and services. Domestic retail products are primarily distributed through the Advice & Wealth Management segment, and also through third-party distribution. International retail products are primarily distributed through third parties. Products accessed by consumers on a retail basis include mutual funds, variable product funds underlying insurance and annuity separate accounts, separately managed accounts and collective funds. Asset Management products are also distributed directly to institutions through an institutional sales force. Institutional asset management products include traditional asset classes, separate accounts, collateralized loan obligations, hedge funds and property funds. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by both market movements and net asset flows. This segment earns intersegment revenue for investment management services. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management, Annuities and Protection segments.

The Annuities segment provides RiverSource Life variable and fixed annuity products to the Company’s retail clients, primarily distributed through the Advice & Wealth Management segment, and to the retail clients of unaffiliated distributors through third-party distribution. Revenues for the Company’s variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for the Company’s fixed annuity products are primarily earned as net investment income on underlying account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. The Company also earns net investment income on owned assets supporting annuity benefit reserves and capital supporting the business. Intersegment revenues for this segment reflect fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource Funds under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

The Protection segment offers a variety of protection products to address the identified protection and risk management needs of the Company’s retail clients including life, disability income and property-casualty insurance. Life and disability income products are primarily distributed through the Advice & Wealth Management segment. The Company’s property-casualty products are sold direct, primarily through affinity relationships. The primary sources of revenues for this segment are premiums, fees, and charges that the Company receives to assume insurance-related risk. The Company earns net investment income on owned assets supporting insurance reserves and capital supporting the business. The Company also receives fees based on the level of assets supporting variable universal life separate account balances. This segment earns intersegment revenues from fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource Funds under the variable universal life contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Corporate & Other segment consists of net investment income on corporate level assets, including unallocated equity and other revenues from various investments as well as unallocated corporate expenses. This segment also includes non-recurring separation costs in 2007 associated with the Company’s separation from American Express.

The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany revenues and expenses, which are eliminated in consolidation. The Company allocates capital to each segment based upon an internal capital allocation method that allows the Company to more efficiently manage its capital. The Company evaluates the performance of each segment based on pretax income from continuing operations. The Company allocates certain non-recurring items, such as separation costs, to the Corporate segment.

The following is a summary of assets by segment:

	March 31, 2008	December 31, 2007
	(in millions)
Advice & Wealth Management	$8,016	$8,146
Asset Management	6,280	6,661
Annuities	68,060	71,556
Protection	20,226	20,347
Corporate & Other	2,320	2,520
Total assets	$104,902	$109,230

The following is a summary of segment operating results:

	Three Months Ended March 31, 2008
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Eliminations	Consolidated
	(in millions)
Revenue from external customers	$729	$351	$537	$482	$7	$—	$2,106
Intersegment revenue	227	6	27	10	3	(273)	—
Total revenues	956	357	564	492	10	(273)	2,106
Banking and deposit interest expense	20	2	—	—	1	(3)	20
Net revenues	936	355	564	492	9	(270)	2,086
Pretax income (loss)	$64	$18	$42	$102	$(31)	$—	195
Income tax provision							4
Net income							$191

	Three Months Ended March 31, 2007
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Eliminations	Consolidated
	(in millions)
Revenue from external customers	$702	$407	$502	$469	$16	$—	$2,096
Intersegment revenue	268	8	24	12	—	(312)	—
Total revenues	970	415	526	481	16	(312)	2,096
Banking and deposit interest expense	64	4	—	—	2	(1)	69
Net revenues	906	411	526	481	14	(311)	2,027
Pretax income (loss)	$56	$46	$118	$120	$(124)	$—	216
Income tax provision							51
Net income							$165

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. Our Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008 (“2007 10-K”), as well as our current reports on Form 8-K and other publicly available information.

Overview

We are engaged in providing financial planning, products and services that are designed to be utilized as solutions for our clients’ cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs with a network of more than 11,600 financial advisors and registered representatives (“affiliated financial advisors”). Our asset management, annuity, and auto and home protection products are also distributed outside of our affiliated financial advisors, through third party advisors and affinity relationships.

We strive to deliver solutions to our clients through an approach focused on building long term personal relationships. We offer financial planning and advice that aims to be responsive to our clients’ evolving needs and helps them achieve their identified financial goals by recommending to clients actions and a range of product solutions consisting of investment, annuities, insurance, banking and other financial products that help them achieve a positive return or form of protection while accepting what they determine to be an appropriate range and level of risk. The financial product solutions we offer through our affiliated advisors include our own products and services and products of other companies. Our financial planning and advisory process is designed to provide comprehensive advice, when appropriate, to address our clients’ cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. We believe that our focus on personal relationships, together with our strengths in financial planning and product development, allows us to better address our clients’ financial needs, including the financial needs of our primary target market segment, the mass affluent and affluent, which we define as households with investable assets of more than $100,000. This focus also puts us in a strong position to capitalize on significant demographic and market trends, which we believe will continue to drive increased demand for our financial planning and other financial services.

We have four main operating segments: Advice & Wealth Management, Asset Management, Annuities and Protection, as well as our Corporate & Other segment. Our four main operating segments are aligned with the financial solutions we offer to address our clients’ needs. The products and services we provide retail clients and, to a lesser extent, institutional clients, are the primary source of our revenues and net income. Revenues and net income are significantly impacted by the relative investment performance and the total value and composition of assets we manage and administer for our retail and institutional clients as well as the distribution fees we receive from other companies. These factors, in turn, are largely determined by overall investment market performance and the depth and breadth of our individual client relationships.

It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets. We measure progress against these goals excluding the impact of non-recurring separation costs related to our separation from American Express Company (“American Express”) which was completed in 2007. Our financial targets, adjusted to exclude this impact, are:

•      Net revenue growth of 6% to 8%,

•      Earnings per diluted share growth of 12% to 15%, and

•      Return on equity of 12% to 15%.

Our net revenues for the three months ended March 31, 2008 were $2.1 billion, an increase of 3% from the three months ended March 31, 2007. This revenue growth reflected increases in management and financial advice fees and a decrease in banking and deposit interest expense, partially offset by a decline in net investment income due to market declines and lower certificates and fixed annuities balances.

Our consolidated net income for the three months ended March 31, 2008 was $191 million, up $26 million, or 16%, from net income of $165 million for the three months ended March 31, 2007. Our adjusted earnings, which exclude after-tax non-recurring separation costs in 2007, declined 13% to $191 million for the three months ended March 31, 2008 from $220 million for the three months ended March 31, 2007.

Earnings per diluted share for the three months ended March 31, 2008 were $0.82, up $0.14, or 21%, from earnings per diluted share of $0.68 for the three months ended March 31, 2007. Adjusted earnings per diluted share, which exclude after-tax non-recurring separation costs in 2007, declined 9% from $0.90 for the three months ended March 31, 2007.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Return on equity for the trailing twelve months ended March 31, 2008 was 10.9% compared to 8.6% for the trailing twelve months ended March 31, 2007. Adjusted return on equity for both the trailing twelve months ended March 31, 2008 and March 31, 2007 was 12.2%.

We continue to establish Ameriprise Financial as a financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by our continued leadership in financial planning, gains in advisor productivity, and our strong corporate foundation. Our client retention percentage remained strong at 94%. While the total number of financial advisors decreased 6% from the year-ago period, advisor productivity increased from the year-ago period as reflected by an 11% growth in net revenue per advisor. Our franchisee advisor retention as of March 31, 2008 increased to 94% as compared to the annual retention rate of 93% in the year-ago period.

Our owned, managed and administered (“OMA”) assets declined to $450.7 billion at March 31, 2008, a net decrease of 6% from December 31, 2007 OMA assets of $480.2 billion. For the three months ended March 31, 2008, we had net inflows in wrap accounts of $1.4 billion, offset by market declines of $5.6 billion. RiverSource variable annuities had net inflows of $0.9 billion, offset by market declines and lower interest credited of $3.6 billion. Our fixed annuities had total net outflows of $0.5 billion reflecting clients’ preferences for other products in the current economic environment. RiverSource Funds had net outflows of $0.6 billion in the three months ended March 31, 2008 and market declines of $6.0 billion. Threadneedle Asset Management Holdings Limited (“Threadneedle”) managed assets had net outflows of $2.5 billion, primarily related to low-margin Zurich-related assets.

Share Repurchase

During the three months ended March 31, 2008 and 2007, we purchased 5.2 million shares and 5.9 million shares, respectively, for an aggregate cost of $270 million and $352 million, respectively. As of March 31, 2008, we had $148 million remaining under share repurchase authorizations. In April 2008, our Board of Directors authorized the expenditure of up to $1.5 billion for the repurchase of our common stock through April 2010.

Separation from American Express

On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in our company (the “Separation”) through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation of our company and the distribution of our common shares to American Express shareholders (the “Distribution”). Prior to the Distribution, we had been a wholly owned subsidiary of American Express. Our separation from American Express resulted in specifically identifiable impacts to our 2007 consolidated results of operations and financial condition.

We incurred a total of $890 million of non-recurring separation costs as part of our separation from American Express. These costs were primarily associated with establishing the Ameriprise Financial brand, separating and reestablishing our technology platforms and advisor and employee retention programs. Our separation from American Express was completed in 2007.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 2 to our Consolidated Financial Statements.

Non-GAAP Financial Information

We follow accounting principles generally accepted in the United States (“GAAP”). This report includes information on both a GAAP and non-GAAP basis. The non-GAAP presentation in this report excludes non-recurring separation costs. Certain of our key non-GAAP financial measures include:

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

Management believes that the presentation of these non-GAAP financial measures best reflects the underlying performance of our 2007 operations and facilitates a more meaningful trend analysis. These non-GAAP measures were also used for goal setting, certain compensation related to our annual incentive award program and evaluating our performance on a basis comparable to that used by securities analysts.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

A reconciliation of non-GAAP measures is as follows:

	Three Months Ended March 31,
	2008	2007
	(in millions, except per share amounts)
Consolidated Income Data
Net income	$191	$165
Add: Separation costs, after-tax	—	55
Adjusted earnings	$191	$220

Weighted average diluted shares	231.5	244.1
Adjusted earnings per diluted share	$0.82	$0.90
Separation costs	$—	$85
Less: Tax benefit attributable to separation costs	—	30
Separation costs, after-tax	$—	$55

	Twelve Months Ended March 31,
	2008	2007
	(in millions, except percentages)
Return on Equity
Return on equity	10.9%	8.6%
Net income	$840	$651
Add: Separation costs, after-tax(1)	99	246
Adjusted earnings	$939	$897

Equity	$7,696	$7,597
Less: Equity allocated to expected separation costs	29	215
Adjusted equity	$7,667	$7,382

Adjusted return on equity(2)	12.2%	12.2%

(1)     For this non-GAAP presentation of separation costs, after-tax is calculated using the statutory tax rate of 35%.

(2)     Adjusted return on equity is calculated using adjusted earnings (income excluding non-recurring separation costs) in the numerator, and equity excluding equity allocated to expected non-recurring separation costs as of the last day of the preceding four quarters and the current quarter in the denominator.

Owned, Managed and Administered Assets

Owned assets include certain assets on our Consolidated Balance Sheets for which we do not provide investment management services and do not recognize management fees, such as investments in non-proprietary funds held in the separate accounts of our life insurance subsidiaries, as well as restricted and segregated cash and receivables.

Managed assets include managed external client assets and managed owned assets. Managed external client assets include client assets for which we provide investment management services, such as the assets of the RiverSource family of mutual funds, assets of institutional clients and client assets held in wrap accounts. Managed external client assets also include assets managed by sub-advisors selected by us. Managed external client assets are not reported on our Consolidated Balance Sheets. Managed owned assets include certain assets on our Consolidated Balance Sheets for which we provide investment management services and recognize management fees, such as the assets of the general account and RiverSource Variable Product funds held in the separate accounts of our life insurance subsidiaries.

Administered assets include assets for which we provide administrative services such as client assets invested in other companies’ products that we offer outside of our wrap accounts. These assets include those held in clients’ brokerage accounts. We do not exercise management discretion over these assets and do not earn a management fee. These assets are not reported on our Consolidated Balance Sheets.

We earn management fees on our owned separate account assets based on the market value of assets held in the separate accounts. We record the income associated with our owned investments, including net realized gains and losses associated with these investments and other-than-temporary impairments on these investments, as net investment income. For managed assets, we receive management fees based on the value of these assets. We generally report these fees as management and financial advice fees. We may also receive distribution fees based on the value of these assets. We generally record fees received from administered assets as distribution fees.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Fluctuations in our owned, managed and administered assets impact our revenues. Our owned, managed and administered assets are impacted by net flows of client assets and market movements. Managed owned assets are also affected by changes in our capital structure. During the three months ended March 31, 2008 and 2007, RiverSource managed assets had $2.6 billion in net outflows for both periods. Threadneedle managed assets had $2.5 billion in net outflows in the three months ended March 31, 2008 compared to net outflows of $2.4 billion during the three months ended March 31, 2007. Our wrap accounts had net inflows of $1.4 billion in the three months ended March 31, 2008 compared to net inflows of $3.4 billion in the three months ended March 31, 2007.

The following table presents detail regarding our owned, managed and administered assets:

	March 31, 2008	December 31, 2007	Change
	(in billions, except percentages)
Owned Assets	$36.8	$39.6	(7)%
Managed Assets(1):
RiverSource	148.6	157.9	(6)
Threadneedle	124.3	134.4	(8)
Wrap account assets	89.6	93.9	(5)
Eliminations(2)	(14.4)	(16.6)	(13)
Total Managed Assets	348.1	369.6	(6)
Administered Assets	65.8	71.0	(7)
Total Owned, Managed and Administered Assets	$450.7	$480.2	(6)%

(1)    Includes managed external client assets and managed owned assets.

(2)    Includes eliminations for RiverSource mutual fund assets included in wrap account assets and RiverSource assets sub-advised by Threadneedle.

Consolidated Results of Operations for the Three Months Ended March 31, 2008 and 2007

The following table presents our consolidated results of operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$791	$722	$69	10%
Distribution fees	433	418	15	4
Net investment income	460	532	(72)	(14)
Premiums	265	257	8	3
Other revenues	157	167	(10)	(6)
Total revenues	2,106	2,096	10	—
Banking and deposit interest expense	20	69	(49)	(71)
Total net revenues	2,086	2,027	59	3

Expenses	541	478	63	13
Distribution expenses
Interest credited to fixed accounts	178	217	(39)	(18)
Benefits, claims, losses and settlement expenses	407	251	156	62
Amortization of deferred acquisition costs	154	134	20	15
Interest and debt expense	26	29	(3)	(10)
Separation costs	—	85	(85)	#
General and administrative expense	585	617	(32)	(5)
Total expenses	1,891	1,811	80	4
Pretax income	195	216	(21)	(10)
Income tax provision	4	51	(47)	(92)
Net income	$191	$165	$26	16%

#      Variance of 100% or greater.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Overall

Consolidated net income for the three months ended March 31, 2008 was $191 million, up $26 million, or 16%, as compared to the same period a year ago. Included in consolidated net income for the three months ended March 31, 2008 were pretax net realized investment losses of $24 million, primarily due to the impairment of three Alt-A mortgage-backed securities, compared to pretax net realized investment gains of $9 million in the three months ended March 31, 2007. Also included in consolidated net income for the three months ended March 31, 2007 was $55 million of after-tax non-recurring separation costs.

Financial markets drove a number of impacts to our results, negatively impacting pretax earnings by $81 million in the three months ended March 31, 2008, compared to a positive impact of $24 million in the three months ended March 31, 2007. The pretax impact of equity market declines to management and financial advice fees and the amortization of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) was a negative $22 million and $27 million, respectively, compared to a positive impact on the amortization of DAC and DSIC of $2 million in the year-ago period. Other pretax market impacts included an increase in the cost of providing for variable annuity living benefit guarantees, after hedging and the estimated impact on DAC and DSIC amortization, of $7 million, compared to a benefit of $12 million in the year-ago period; lower short-term interest rates on our cash and cash equivalent positions, which resulted in a negative impact of $9 million in the current period; and losses on our hedge fund and seed money investments of $16 million, compared to gains of $10 million in the year-ago period.

We also recognized $38 million of tax benefits in the three months ended March 31, 2008.

Net Revenues

Net revenues increased $59 million, or 3%, to $2.1 billion for the three months ended March 31, 2008.

Management and financial advice fees increased in the three months ended March 31, 2008 to $791 million, up $69 million, or 10%, from $722 million in the same period a year ago. This increase was led by an increase in planning fees due to accelerated financial plan delivery standards, and net increases in wrap account assets of 10%, which increased management and financial advice fees in our Advice & Wealth Management segment by $61 million. Variable annuity account assets increased 6% over the prior year driven by strong net inflows, resulting in an increase in fees of $11 million in the Annuities segment. Overall, managed assets decreased 5% from the same period in the prior year, as the increases in wrap accounts and variable annuity account assets were offset by decreases in RiverSource and Threadneedle managed assets.

Distribution fees were $433 million, up $15 million, or 4%, as positive flows for wrap account balances and variable annuities were partially offset by a decline in cash sales.

Net investment income decreased $72 million, or 14%, to $460 million, primarily driven by decreased volume in fixed annuities and certificates and net realized investment losses, partially offset by an increase in net investment income attributable to hedges for variable annuity living benefits. Included in net investment income were net pretax realized investment losses on Available-for-Sale securities of $24 million in the three months ended March 31, 2008 compared to net pretax realized investment gains of $9 million in the same period of 2007. Net investment income related to derivatives used to hedge certain expense line items increased $62 million, which included a $107 million increase related to derivatives used to hedge benefits, claims, losses and settlement expenses for variable annuity living benefits and a $45 million decrease related to derivatives used to hedge interest credited expenses for equity indexed annuities and banking and deposit interest expense for stock market certificates.

Premiums increased $8 million, or 3%, to $265 million. This increase was primarily attributable to a 6% year-over-year increase in auto & home policy counts.

Other revenues decreased $10 million, or 6%, to $157 million. This decrease was due to a decline in other revenues related to certain consolidated limited partnerships, offset partially by an increase in our guaranteed benefit rider fees on variable annuities and growth in cost-of-insurance fees for variable universal life/universal life insurance.

Banking and deposit interest expense decreased $49 million, or 71%, due to a decrease in certificate balances, which declined 16% from the same period in the prior year, and lower crediting rates accrued on stock market certificates and banking deposits.

Expenses

Total expenses increased $80 million, or 4%, to $1.9 billion for the three months ended March 31, 2008.

Distribution expenses increased $63 million, or 13%. The increase was driven by higher sales compensation resulting from product mix shift and growth in our franchisee advisor platform.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Interest credited to fixed accounts decreased $39 million, or 18%, reflecting a decrease related to a continued decline in fixed annuity account balances as well as a decrease from the impact of lower crediting rates on equity indexed annuities.

Benefits, claims, losses and settlement expenses increased $156 million, or 62%, driven by an increase in the cost of providing for guaranteed benefits associated with our variable annuity living benefits, which increased by $151 million, primarily due to changes in financial market factors.

The amortization of DAC increased $20 million, or 15%, to $154 million. This increase was attributable to the estimated impact of the current quarter’s market decline on estimated gross profit in future periods, and growth in the volume of variable annuity business, offset in part by a decrease in amortization driven by the increased cost of providing for variable annuity guarantees, net of hedging. Amortization of DAC in the first quarter of 2007 was favorably impacted by adjustments to DAC associated with our Protection segment.

Interest and debt expense for the three months ended March 31, 2008 decreased $3 million, or 10%, from the year-ago period due to the deconsolidation of $225 million of non-recourse debt of a collateralized debt obligation in the fourth quarter of 2007.

Separation costs incurred in 2007 were primarily associated with separating and reestablishing our technology platforms. All separation costs were incurred as of December 31, 2007.

General and administrative expense decreased 5%, or $32 million, to $585 million as a result of our cost control efforts, lower legal and regulatory expenses, and a decline in expenses related to certain consolidated limited partnerships. These declines were partially offset by increased technology-related costs.

Income Taxes

Our effective tax rate decreased to 2.1% for the three months ended March 31, 2008, compared to 23.6% for the three months ended March 31, 2007 primarily due to $38 million of tax benefits related to changes in the status of current audits and closed audits and the level of tax advantaged items relative to pretax income. We expect our effective tax rate for the full year 2008 to be in the 20% to 22% range.

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

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Results of Operations by Segment for the Three Months Ended March 31, 2008 and 2007

The following tables present summary financial information by segment and a reconciliation to the consolidated totals derived from Note 14 to our Consolidated Financial Statements for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	Percent Share of Total	2007	Percent Share of Total
	(in millions, except percentages)
Total net revenues
Advice & Wealth Management	$936	45%	$906	45%
Asset Management	355	17	411	20
Annuities	564	27	526	26
Protection	492	24	481	24
Corporate & Other	9	—	14	—
Eliminations	(270)	(13)	(311)	(15)
Total net revenues	$2,086	100%	$2,027	100%

Total expenses
Advice & Wealth Management	$872	46%	$850	47%
Asset Management	337	18	365	20
Annuities	522	27	408	23
Protection	390	21	361	20
Corporate & Other	40	2	138	7
Eliminations	(270)	(14)	(311)	(17)
Total expenses	$1,891	100%	$1,811	100%

Pretax income (loss)
Advice & Wealth Management	$64	33%	$56	26%
Asset Management	18	9	46	21
Annuities	42	22	118	55
Protection	102	52	120	55
Corporate & Other	(31)	(16)	(124)	(57)
Pretax income	$195	100%	$216	100%

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Advice & Wealth Management

Our Advice & Wealth Management segment provides financial planning and advice, as well as full service brokerage and banking services, primarily to retail clients, through our financial advisors. Our affiliated advisors utilize a diversified selection of both proprietary and non-proprietary products to help clients meet their financial needs.

The following table presents the results of operations of our Advice & Wealth Management segment for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$367	$306	$61	20%
Distribution fees	517	540	(23)	(4)
Net investment income	52	108	(56)	(52)
Other revenues	20	16	4	25
Total revenues	956	970	(14)	(1)
Banking and deposit interest expense	20	64	(44)	(69)
Total net revenues	936	906	30	3

Expenses
Distribution expenses	585	562	23	4
General and administrative expense	287	288	(1)	—
Total expenses	872	850	22	3
Pretax income	$64	$56	$8	14%

Our Advice & Wealth Management segment pretax income was $64 million, up 14% from $56 million.

Net Revenues

Management and financial advice fees increased $61 million, or 20%, as compared to the year-ago period. The increase was led by net increases in wrap account assets of 10% from March 31, 2007 to March 31, 2008 as continued positive net flows were partially offset by market declines. Also contributing to the increase was an increase in planning fees resulting from accelerated financial plan delivery standards. The decline in distribution fees of $23 million, or 4%, reflected a decrease in commissions as a result of a decline in cash sales, down 23% from the year-ago period. Net investment income decreased $56 million, or 52%, due to the impact of hedges for stock market certificates and lower average account balances in certificate products. Banking and deposit interest expense decreased $44 million, or 69%, due to a decrease in certificate balances and lower crediting rates accrued on stock market certificates.

Expenses

Total expenses increased $22 million, or 3%, driven by an increase in distribution expenses as a result of higher sales compensation resulting from product mix shift and growth in our franchisee advisor platform. General and administrative expense was flat compared to the prior year as increased technology costs were offset by lower legal and regulatory costs.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients.

The following table presents the results of operations of our Asset Management segment for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$296	$297	$(1)	—%
Distribution fees	70	82	(12)	(15)
Net investment income	(4)	17	(21)	#
Other revenues	(5)	19	(24)	#
Total revenues	357	415	(58)	(14)
Banking and deposit interest expense	2	4	(2)	(50)
Total net revenues	355	411	(56)	(14)

Expenses
Distribution expenses	118	113	5	4
Amortization of deferred acquisition costs	8	10	(2)	(20)
General and administrative expense	211	242	(31)	(13)
Total expenses	337	365	(28)	(8)
Pretax income	$18	$46	$(28)	(61)%

#      Variance of 100% or greater.

Our Asset Management segment pretax income was $18 million, a decline of 61% from $46 million.

Net Revenues

Net revenues decreased $56 million, or 14%. Contributing to this decline was a decrease in distribution fees due to continued client movement to wrap accounts, which are included in the Advice & Wealth Management segment; a decrease in net investment income, due to losses on the value of seed money investments, driven by a declining market; and a decline in other revenues, due to decreases in revenue related to certain consolidated limited partnerships which had a corresponding decrease in expenses.

Expenses

Total expenses decreased $28 million, or 8%, primarily due to a decrease in general and administrative expense. The primary driver of this decline was a decrease in expenses related to certain consolidated limited partnerships, which corresponds with the other revenue decline noted above.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Annuities

Our Annuities segment provides RiverSource Life variable and fixed annuity products to our retail clients primarily through our Advice & Wealth Management segment and to the retail clients of unaffiliated advisors through third-party distribution.

The following table presents the results of operations of our Annuities segment for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$126	$115	$11	10%
Distribution fees	70	61	9	15
Net investment income	323	311	12	4
Premiums	18	22	(4)	(18)
Other revenues	27	17	10	59
Total net revenues	564	526	38	7

Expenses
Distribution expenses	45	45	—	—
Interest credited to fixed accounts	143	183	(40)	(22)
Benefits, claims, losses and settlement expenses	181	33	148	#
Amortization of deferred acquisition costs	94	89	5	6
General and administrative expense	59	58	1	2
Total expenses	522	408	114	28
Pretax income	$42	$118	$(76)	(64)%

#      Variance of 100% or greater.

Our Annuities segment pretax income was $42 million, down 64% from $118 million.

Net Revenues

Management and financial advice fees related to variable annuities increased in the first three months of 2008, driven by positive net flows, resulting in higher variable annuity balances, up 6%, to $54.4 billion, partially offset by market declines. The increase in distribution fees was primarily driven by positive net flows in variable annuity account balances. Net investment income increased due to income related to guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) hedges, partially offset by declining average fixed annuity account balances and $20 million in net realized investment losses. The decline in premiums was attributable to lower volumes related to immediate annuities with life contingencies. The increase in other revenues was due to an increase in our guaranteed benefit rider fees on variable annuities, driven by volume increases.

Expenses

Total expenses increased $114 million, or 28%. The increase in benefits, claims, losses and settlement expenses was due to the unfavorable impact of financial market factors increasing the cost of providing for guaranteed benefits associated with our variable annuity living benefits riders. The increase in amortization of DAC was due to the estimated impact of the current quarter’s market decline on estimated gross profit in future periods and an increase in the volume of variable annuity business, offset in part by a decrease in amortization driven by the increased provision for variable annuity guaranteed living benefits, net of hedging. The increases in expense were partially offset by a decrease in interest credited to fixed accounts, driven by declining fixed annuity account balances, down 16% from the year-ago period, and variable annuity sub-account balances, down 5% from the year-ago period. Lower crediting rates on equity indexed annuities also contributed to the decline in interest credited to fixed accounts.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Protection

Our Protection segment offers a variety of protection products to address the identified protection and risk management needs of our retail clients including life, disability income and property-casualty insurance.

The following table presents the results of operations of our Protection segment for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$15	$16	$(1)	(6)%
Distribution fees	27	25	2	8
Net investment income	83	89	(6)	(7)
Premiums	254	243	11	5
Other revenues	113	108	5	5
Total net revenues	492	481	11	2

Expenses
Distribution expenses	14	14	—	—
Interest credited to fixed accounts	35	34	1	3
Benefits, claims, losses and settlement expenses	226	218	8	4
Amortization of deferred acquisition costs	52	35	17	49
General and administrative expense	63	60	3	5
Total expenses	390	361	29	8
Pretax income	$102	$120	$(18)	(15)%

Our Protection segment pretax income was $102 million, down 15% from $120 million.

Net Revenues

Net revenues were $492 million, an increase of $11 million, or 2%. This increase was primarily the result of a 6% increase in auto & home policy counts. The increase in other revenues, due to higher cost-of-insurance fees for variable universal life/universal life insurance, as a result of volume increases, was offset by a decrease in net investment income due to net realized investment losses.

Expenses

Total expenses were $390 million, an increase of $29 million, or 8%. The increase was due to an increase in benefits, claims losses and settlement expenses resulting from higher auto & home claims and increases to auto & home reserves as a result of volume increases, partially offset by an unfavorable $12 million adjustment in reserves for disability income insurance claims in the three months ended March 31, 2007. Also contributing to the increase in total expense was higher DAC amortization. DAC amortization for the three months ended March 31, 2008 increased as a result of the impact of the current quarter market decline on estimated gross profit in future periods. DAC amortization for the three months ended March 31, 2007 was reduced by favorable adjustments from recognizing increases in certain policyholder charges on select policies, as well as other model enhancements.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Corporate & Other

The following table presents the results of operations of our Corporate & Other segment for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Net investment income	$8	$9	$(1)	(11)%
Other revenues	2	7	(5)	(71)
Total revenues	10	16	(6)	(38)
Banking and deposit interest expense	1	2	(1)	(50)
Total net revenues	9	14	(5)	(36)

Expenses
Interest and debt expense	26	29	(3)	(10)
Separation costs	—	85	(85)	#
General and administrative expense	14	24	(10)	(42)
Total expenses	40	138	(98)	(71)
Pretax loss	$(31)	$(124)	$93	75%

#      Variance of 100% or greater.

Our Corporate & Other pretax segment loss was $31 million, an improvement of $93 million compared to a pretax segment loss of $124 million for the same period in 2007. The improvement was primarily due to a decrease in separation costs of $85 million, as the separation from American Express was completed in 2007. Also contributing to the improvement was a decrease in general and administrative expense which was due to a decline in compensation expense resulting from our cost control efforts.

Market Risk

Equity market and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the “spread” income generated on our annuities, banking, and face amount certificate products and universal life (“UL”) insurance products, the value of DAC and DSIC, assets associated with variable annuity and variable UL products, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits.

There have been no material changes in our net risk exposure to pretax income based on our sources of market risk during the three months ended March 31, 2008, except for our interest rate risk exposure related to our variable annuity riders. The guaranteed benefits associated with our variable annuities are GMWB, GMAB, guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) options. Each of the guaranteed benefits mentioned above guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

Interest Rate Risk – Variable Annuity Riders

The GMAB and the non-life contingent benefits associated with the GMWB provisions create embedded derivatives which are carried at fair value separately from the underlying host variable annuity contract. Increases in interest rates reduce the fair value of the GMWB and GMAB liabilities. At March 31, 2008, if interest rates had hypothetically increased by 100 basis points, and remain at that level for 12 months, we estimate that the fair value of our GMWB and GMAB liabilities would decrease by $157 million and $32 million, respectively, with a favorable impact to pretax income. The GMWB and GMAB interest rate exposure is hedged with a portfolio of longer dated put and call derivatives and interest rate swaps. During the three months ended March 31, 2008, we continued to adjust the interest rate swap portfolio to reflect the sensitivity of the liabilities, as well as close down some open exposures from year end. At March 31, 2008, we estimate that for a hypothetical 100 basis point increase in interest rates sustained for a 12 month period, the negative impact of the derivatives on pretax income would be $208 million. Of the $208 million, $189 million is attributable to our GMWB and $19 million is attributable to our GMAB. At March 31, 2008, we estimate that the net impact on pretax income would be an unfavorable $10 million, which consists of an unfavorable impact of $32 million for GMWB and a $13 million favorable impact attributable to GMAB, and a $9 million positive impact related to DAC amortization. At December 31, 2007, we estimated that the net combined impact of these same items on pretax income would be a favorable $14 million.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Nonperformance Risk – Variable Annuity Riders

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) requires companies to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for these liabilities, we considered the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjusted the valuation of variable annuity riders by updating certain policyholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusted the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. These adjustments resulted in an adoption impact of a $4 million increase in the current quarter’s earnings, net of DAC and DSIC amortization and income taxes at January 1, 2008. The nonperformance risk adjustment is specific to the risk of RiverSource Life Insurance Company (“RiverSource Life”) and RiverSource Life Insurance Company of New York not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a significant spread over the LIBOR swap curve as of March 31, 2008. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $26 million, net of DAC and DSIC amortization and income taxes, based on March 31, 2008 credit spreads.

Credit Risk

We are exposed to credit risk within our investment portfolio, which includes loans, and through derivative and reinsurance counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. Our potential derivative credit exposure to each counterparty is aggregated with all of our other exposures to the counterparty to determine compliance with established credit and market risk limits at the time we enter into a derivative transaction. We manage credit risk through fundamental credit analysis, issuer and industry concentration guidelines, and diversification requirements. These guidelines and oversight of credit risk are managed through our comprehensive enterprise risk management program that includes members of senior management.

We manage the risk of adverse default experience on these investments by applying disciplined fundamental credit analysis and underwriting standards, prudently limiting exposures to lower-quality, higher-yielding investments, and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, our exposures from all types of transactions are aggregated and managed in relation to guidelines set by risk tolerance thresholds and external and internal rating quality. We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

Credit exposures on derivative contracts may take into account enforceable netting arrangements and collateral arrangements. Before executing a new type of structure of derivative contract, we determine the variability of the contract’s potential market and credit exposures and whether such variability might reasonably be expected to create exposure to a counterparty in excess of established limits.

Additionally, we reinsure a portion of the insurance risks associated with our life, disability income and long term care insurance products through reinsurance agreements with unaffiliated reinsurance companies. Reinsurance is used in order to limit losses, reduce exposure to large risks and provide additional capacity for future growth. To manage exposure to losses from reinsurer insolvencies, the financial condition of reinsurers is evaluated prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. Our insurance companies remain primarily liable as the direct insurers on all risks reinsured.

For additional information regarding our sensitivity to market and credit risk, see “Management’s Discussion and Analysis—Quantitative and Qualitative Disclosures About Market Risk” in our 2007 10-K.

Fair Value Measurements

SFAS 157 defines fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. Fair value assumes the exchange of assets or liabilities in orderly transactions. We include actual market prices, or observable inputs in our fair value measurements to the extent available. SFAS 157 does not require the use of market prices that are the result of a forced liquidation or distressed sale. Recent market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage-backed and asset-backed securities.

Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but may not conform to government-sponsored standards. We have exposure to these types of loans only through mortgage-backed and asset-backed securities. The slow down in the U.S. housing market, combined with relaxed underwriting standards by some originators, has recently led to higher delinquency and loss rates for some of these investments. As a part

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

of our risk management process, an internal rating system is used to assess the likelihood that we will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, we perform our own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds, loss severity, and geographic concentrations to determine if an other-than-temporary impairment should be recognized. Based on this analysis, other than the three Alt-A mortgage-backed securities that had credit related impairments recorded in the current period, all contractual payments are expected to be received.

The following table presents our residential mortgage-backed and asset-backed securities backed by sub-prime and Alt-A mortgage loans by credit rating and vintage year (amounts in millions):

	AAA		AA		A		BBB		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Sub-prime
2003 & prior	$2	$2	$—	$—	$—	$—	$—	$—	$—	$—	$2	$2
2004	15	14	8	7	—	—	11	10	—	—	34	31
2005	109	103	—	—	—	—	—	—	—	—	109	103
2006	101	88	—	—	—	—	—	—	—	—	101	88
2007	—	—	15	9	—	—	—	—	—	—	15	9
2008	14	14	—	—	—	—	—	—	—	—	14	14
Total Sub-prime	$241	$221	$23	$16	$—	$—	$11	$10	$—	$—	$275	$247

Alt-A
2003 & prior	$9	$8	$—	$—	$—	$—	$—	$—	$—	$—	$9	$8
2004	97	91	29	26	—	—	—	—	—	—	126	117
2005	399	337	94	78	7	7	—	—	—	—	500	422
2006	458	352	—	—	—	—	—	—	—	—	458	352
2007	252	196	—	—	—	—	—	—	—	—	252	196
2008	—	—	—	—	—	—	—	—	—	—	—	—
Total Alt-A	$1,215	$984	$123	$104	$7	$7	$—	$—	$—	$—	$1,345	$1,095
Grand Total	$1,456	$1,205	$146	$120	$7	$7	$11	$10	$—	$—	$1,620	$1,342

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during the first quarter of 2008. At March 31, 2008, we had $3.9 billion in cash and cash equivalents, up from $3.8 billion at December 31, 2007. We have additional liquidity available through an unsecured revolving credit facility for $750 million that expires in September 2010. Under the terms of the underlying credit agreement, we can increase this facility to $1.0 billion. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this credit facility and had $4 million of outstanding letters of credit at March 31, 2008. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

Dividends from Subsidiaries

Ameriprise Financial, Inc. is primarily a parent holding company for the operations carried out by our wholly owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company (“ACC”), our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, Inc. (“AFSI”), our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. (“AEIS”), our auto and home insurance subsidiary, IDS Property Casualty Insurance Company (“IDS Property Casualty”), doing business as Ameriprise Auto & Home Insurance, Threadneedle, RiverSource Service Corporation and our investment advisory company, RiverSource Investments, LLC. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital as of
	March 31, 2008	December 31, 2007	Regulatory Capital Requirement
	(in millions)
RiverSource Life Insurance Company(1)(2)	$2,857	$3,017	$442
RiverSource Life Insurance Co. of New York(1)(2)	303	288	34
IDS Property Casualty Insurance Company(1)(3)	440	424	119
Ameriprise Insurance Company(1)(3)	49	49	2
Ameriprise Certificate Company(4)	209	210	204
Threadneedle Asset Management Holdings Limited(5)	231	232	148
Ameriprise Bank, FSB(6)	83	143	83
Ameriprise Financial Services, Inc.(3)(4)	139	102	#
Ameriprise Captive Insurance Company	17	16	17
Ameriprise Trust Company(3)	45	60	34
American Enterprise Investment Services, Inc.(3)(4)	68	56	5
Securities America, Inc.(3)(4)	14	13	#
RiverSource Distributors, Inc.(3)(4)	30	30	#

#      Amounts are less than $1 million.

(1)    Actual capital is determined on a statutory basis.

(2)    Regulatory capital requirement as of March 31, 2008 is based on the most recent annual statutory risk-based capital filing.

(3)    Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of March 31, 2008.

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

In addition to the particular regulations restricting dividend payments and establishing subsidiary capitalization requirements, we take into account the overall health of the business, capital levels and risk management considerations in determining a dividend strategy for payments to our company from our subsidiaries, and in deciding to use cash to make capital contributions to our subsidiaries. During the three months ended March 31, 2008, Ameriprise Financial, Inc. received cash dividends from subsidiaries of $185 million, of which $125 million came from RiverSource Life. No cash contributions were made to subsidiaries during the three months ended March 31, 2008. During the three months ended March 31, 2007, Ameriprise Financial, Inc. received cash dividends and made cash contributions to subsidiaries of $201 million and $38 million, respectively. Of the dividends received for the three months ended March 31, 2007, $150 million came from RiverSource Life.

Share Repurchases and Dividends Paid to Shareholders

We have a share repurchase program in place to return excess capital to shareholders. During the three months ended March 31, 2008 and 2007, we repurchased a total of 5.2 million and 5.9 million shares, respectively, of our common stock at an average price of $51.55 and $59.76, respectively. As of March 31, 2008, we had $148 million remaining under share repurchase authorizations. In April 2008, our Board of Directors authorized the expenditure of up to $1.5 billion for the repurchase of our common stock through April 2010.

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

We paid regular quarterly cash dividends to our shareholders totaling $34 million and $27 million for the three months ended March 31, 2008 and 2007, respectively.

On April 22, 2008, our Board of Directors declared a regular quarterly cash dividend of $0.15 per common share. The dividend will be paid on May 16, 2008 to our shareholders of record at the close of business on May 2, 2008.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2008 was $187 million compared to cash used of $110 million for the three months ended March 31, 2007, an increase of $297 million. The increase was primarily

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

related to a decrease in incentive compensation payments, lower investments in hedge funds, higher proceeds from the sale of trading securities primarily due to the liquidation of certain hedge funds in the first quarter of 2008 and a $100 million payment in the first quarter of 2007 related to the settlement of the consolidated securities class action lawsuit. In addition, an increase in fee revenues compared to the prior year period and the completion of separation costs in the second half of 2007 had a positive impact on operating cash flows for the first quarter of 2008.

Cash Flows from Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net outflows of our investment certificate, fixed annuity and universal life products reflected in financing activities.

Net cash provided by investing activities for the three months ended March 31, 2008 was $487 million compared to $1.2 billion for the three months ended March 31, 2007, a decrease of $691 million. The decrease was primarily due to a $736 million decrease in proceeds from sales of Available-for-Sale securities partly due to lower net outflows of our investment certificates and fixed annuities compared to the prior year period, as well as an increase in purchases of other investments which was primarily due to the reinvestment of cash received from the sale of trading securities due to the liquidation of certain hedge funds. These decreases were partially offset by an increase in cash of $156 million due to a decrease in our restricted cash balance primarily related to the liquidation of certain hedge funds consolidated under EITF 04-5.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2008 was $606 million compared to $1.4 billion for the three months ended March 31, 2007, a decrease of $780 million. Cash used for the repurchase of our common stock decreased $109 million to $277 million for the three months ended March 31, 2008 compared to $386 million for the same period in the prior year. Net cash from policyholder and contractholder account values increased $431 million from the prior year period primarily due lower surrenders related to fixed annuities as well as higher consideration received from clients. Proceeds from additions of investment certificates increased $88 million due to an increase in sales of investment certificates. Maturities, withdrawals and cash surrenders of investment certificates decreased $147 million compared to the prior year period.

Contractual Commitments

There have been no material changes in our contractual obligations disclosed in our 2007 10-K.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements disclosed in our 2007 10-K.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

This report contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those described in these forward-looking statements. We have made various forward-looking statements in this report. Examples of such forward-looking statements include:

•                  statements of our plans, intentions, expectations, objectives or goals, including those relating to asset flows, mass affluent and affluent client acquisition strategy and consolidated tax rate;

•                  statements about future economic performance, the performance of equity markets and interest rate variations and the economic performance of the United States and of global markets; and

•                  statements of assumptions underlying such statements.

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

Such factors include, but are not limited to:

•                  changes in the valuations, liquidity and volatility in the interest rate, equity market, and foreign exchange environments;

•                  changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation;

•                  our investment management performance and consumer acceptance of our products;

•                  effects of competition in the financial services industry and changes in product distribution mix and distribution channels;

•                  our capital structure including ratings and indebtedness, and limitations on subsidiaries to pay dividends;

•                  risks of default by issuers or guarantors of investments we own or by counterparties to hedge derivative, insurance or reinsurance arrangements;

•                  experience deviations from our assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products, or from assumptions regarding market volatility underlying our hedges on guaranteed benefit annuity riders;

•                  the impacts of our efforts to improve distribution economics and to grow third-party distribution of our products;

•                  our ability to realize benefits from tax planning; and

•                  general economic and political factors, including consumer confidence in the economy as well as the ability and inclination of consumers generally to invest, the costs of products and services we consume in the conduct of our business, and applicable legislation and regulation, including tax laws, tax treaties, fiscal and central government treasury policy, and regulatory rulings and pronouncements.

Readers are cautioned that the foregoing list of factors is not exhaustive. There may also be other risks that we are unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. The forgoing list of factors should be read in conjunction with the “Risk Factors” discussion included as Part I, Item 1A of our 2007 10-K.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in this report is incorporated herein by reference.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2008.

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

AMERIPRISE FINANCIAL, INC.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information set forth in Note 11 to Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of our 2007 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of 2008:

(a)	(b)			(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2008
Share repurchase program(1)	973,067	$52.40	(2)	973,067	$367,447,569
Employee transactions(3)	388,912	$51.88		N/A	N/A

February 1 to February 29, 2008
Share repurchase program(1)	1,800,000	$52.67	(2)	1,800,000	$272,647,509
Employee transactions(3)	983	$54.96		N/A	N/A

March 1 to March 31, 2008
Share repurchase program(1)	2,464,722	$50.40	(2)	2,464,722	$148,435,489
Employee transactions(3)	3,294	$51.76		N/A	N/A

Totals
Share repurchase program	5,237,789	$51.55		5,237,789
Employee transactions	393,189	$51.89		N/A
	5,630,978			5,237,789

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

(3)             Restricted shares withheld pursuant to the terms of awards under the amended and revised Ameriprise Financial 2005 Incentive Compensation Plan (the “Plan”) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Plan provides that the value of the shares withheld shall be the average of the high and low prices of common stock of Ameriprise Financial, Inc. on the date the relevant transaction occurs.

ITEM 6.  EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: May 6, 2008	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date: May 6, 2008	By	/s/ David K. Stewart
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

10.1*	Ameriprise Financial Deferred Equity Program for Independent Financial Advisors, as amended and restated effective April 23, 2008.

31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1