Form 10-Q
period 2008-06-30
AMERIPRISE FINANCIAL INC
filed 2008-08-04
CIK 820027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2008
Common Stock (par value $.01 per share)	216,935,125 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Management and financial advice fees	$780	$788	$1,571	$1,510
Distribution fees	422	494	855	912
Net investment income	393	507	794	1,042
Premiums	268	266	533	523
Other revenues	158	164	315	331
Total revenues	2,021	2,219	4,068	4,318
Banking and deposit interest expense	42	66	89	133
Total net revenues	1,979	2,153	3,979	4,185

Expenses
Distribution expenses	517	533	1,058	1,011
Interest credited to fixed accounts	192	215	387	433
Benefits, claims, losses and settlement expenses	294	288	598	543
Amortization of deferred acquisition costs	144	125	298	259
Interest and debt expense	28	29	54	58
Separation costs	—	63	—	148
General and administrative expense	567	655	1,152	1,272
Total expenses	1,742	1,908	3,547	3,724
Pretax income	237	245	432	461
Income tax provision	27	49	31	100
Net income	$210	$196	$401	$361

Earnings per common share
Basic	$0.94	$0.83	$1.77	$1.51
Diluted	$0.93	$0.81	$1.75	$1.49

Weighted average common shares outstanding
Basic	223.2	237.4	225.8	239.0
Diluted	226.0	241.0	228.8	242.6

Cash dividends paid per common share	$0.15	$0.15	$0.30	$0.30

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$3,373	$3,836
Investments	29,506	30,625
Separate account assets	58,725	61,974
Receivables	3,614	3,441
Deferred acquisition costs	4,611	4,503
Restricted and segregated cash	994	1,332
Other assets	3,444	3,519
Total assets	$104,267	$109,230

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$26,744	$27,446
Separate account liabilities	58,725	61,974
Customer deposits	6,382	6,201
Debt	2,018	2,018
Accounts payable and accrued expenses	890	1,187
Other liabilities	2,194	2,594
Total liabilities	96,953	101,420

Shareholders’ Equity:
Common shares ($.01 par value; shares authorized,1,250,000,000; shares issued, 256,239,107 and 255,925,436, respectively)	3	3
Additional paid-in capital	4,649	4,630
Retained earnings	5,111	4,811
Treasury shares, at cost (37,300,932 and 28,177,593 shares, respectively)	(1,927)	(1,467)
Accumulated other comprehensive loss, net of tax:
Net unrealized securities losses	(511)	(168)
Net unrealized derivatives losses	(7)	(6)
Foreign currency translation adjustments	(30)	(19)
Defined benefit plans	26	26
Total accumulated other comprehensive loss	(522)	(167)
Total shareholders’ equity	7,314	7,810
Total liabilities and shareholders’ equity	$104,267	$109,230

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$401	$361
Adjustments to reconcile net income to net cash provided by operating activities:
Capitalization of deferred acquisition and sales inducement costs	(375)	(465)
Amortization of deferred acquisition and sales inducement costs	334	289
Depreciation and amortization	95	85
Deferred income taxes	(35)	(19)
Share-based compensation	75	75
Net realized investment gains	(9)	(13)
Other-than-temporary impairments and provision for loan losses	60	2
Premium and discount amortization on Available-for-Sale and other securities	46	58
Changes in operating assets and liabilities:
Segregated cash	143	3
Trading securities and equity method investments in hedge funds, net	131	(82)
Future policy benefits and claims, net	21	21
Receivables	(159)	(390)
Brokerage deposits	(112)	36
Accounts payable and accrued expenses	(297)	(89)
Other, net	(119)	216
Net cash provided by operating activities	200	88

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	155	2,646
Maturities, sinking fund payments and calls	2,025	1,446
Purchases	(1,678)	(653)
Proceeds from sales and maturities of commercial mortgage loans	142	284
Funding of commercial mortgage loans	(84)	(192)
Proceeds from sales of other investments	31	92
Purchase of other investments	(308)	(44)
Purchase of land, buildings, equipment and software	(80)	(134)
Proceeds from sale of land, buildings, equipment and other	—	8
Change in policy loans, net	(21)	(18)
Change in restricted cash	197	(50)
Other, net	2	(14)
Net cash provided by investing activities	381	3,371

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

(in millions)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	$930	$466
Maturities, withdrawals and cash surrenders	(621)	(1,022)
Change in other banking deposits	(15)	(128)
Policyholder and contractholder account values:
Consideration received	876	491
Net transfers to separate accounts	(46)	(201)
Surrenders and other benefits	(1,540)	(1,984)
Dividends paid to shareholders	(68)	(63)
Principal repayments of debt	—	(28)
Repurchase of common shares	(540)	(526)
Exercise of stock options	8	27
Excess tax benefits from share-based compensation	4	22
Other, net	(32)	51
Net cash used in financing activities	(1,044)	(2,895)

Effect of exchange rate changes on cash	—	9
Net increase (decrease) in cash and cash equivalents	(463)	573
Cash and cash equivalents at beginning of period	3,836	2,760
Cash and cash equivalents at end of period	$3,373	$3,333

Supplemental Disclosures:
Interest paid on debt	$61	$67
Income taxes paid, net	127	76

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(in millions, except share amounts)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2006	241,391,431	$3	$4,353	$4,268	$(490)	$(209)	$7,925
Change in accounting principles	—	—	—	(138)	—	—	(138)
Comprehensive income:
Net income	—	—	—	361	—	—	361
Change in net unrealized securities losses	—	—	—	—	—	(146)	(146)
Change in net unrealized derivatives losses	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	—	—	—	—	—	3	3
Total comprehensive income	—	—	—	—	—	—	215
Dividends paid to shareholders	—	—	—	(63)	—	—	(63)
Repurchase of common shares	(8,752,794)	—	—	—	(519)	—	(519)
Share-based compensation plans	2,654,079	—	129	—	—	—	129
Other, net	—	—	51	—	—	—	51
Balances at June 30, 2007	235,292,716	$3	$4,533	$4,428	$(1,009)	$(355)	$7,600

Balances at December 31, 2007	227,747,843	$3	$4,630	$4,811	$(1,467)	$(167)	$7,810
Change in accounting principle	—	—	—	(30)	—	—	(30)
Comprehensive income:
Net income	—	—	—	401	—	—	401
Change in net unrealized securities losses	—	—	—	—	—	(343)	(343)
Change in net unrealized derivatives losses	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	(11)	(11)
Total comprehensive income	—	—	—	—	—	—	46
Dividends paid to shareholders	—	—	—	(68)	—	—	(68)
Repurchase of common shares	(10,903,357)	—	—	—	(542)	—	(542)
Share-based compensation plans	2,093,689	—	19	(3)	82	—	98
Balances at June 30, 2008	218,938,175	$3	$4,649	$5,111	$(1,927)	$(522)	$7,314

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

Reclassifications

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Changes to the Company’s reportable operating segments and certain reclassifications of prior year amounts, including new income statement captions, have been made to conform to the current presentation. Reclassifications made in 2007 are described in Note 1, Note 2 and Note 26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008 (the “2007 10-K”). In the second quarter of 2008, the Company reclassified the mark-to-market adjustment on certain derivatives from net investment income to various expense lines where the mark-to-market adjustment on the related embedded derivative resides. The mark-to-market adjustment on derivatives hedging variable annuity living benefits, equity indexed annuities and stock market certificates were reclassified to benefits, claims, losses and settlement expenses, interest credited to fixed accounts and banking and deposit interest expense, respectively. These reclassifications were made to enhance transparency and to better align the financial statement captions with the key drivers of the business. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s 2007
10-K.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table shows the impact of the new captions and the reclassifications made to the Company’s previously reported Consolidated Statements of Income:

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Previously Reported	Reclassified	Previously Reported	Reclassified
	(in millions)
Revenues
Management and financial advice fees	$863	$788	$1,654	$1,510
Distribution fees	415	494	759	912
Net investment income	485	507	1,003	1,042
Premiums	243	266	479	523
Other revenues	176	164	350	331
Total revenues	2,182	2,219	4,245	4,318
Banking and deposit interest expense	—	66	—	133
Total net revenues	2,182	2,153	4,245	4,185

Expenses
Compensation and benefits	905	—	1,747	—
Distribution expenses	—	533	—	1,011
Interest credited to fixed accounts	303	215	590	433
Benefits, claims, losses and settlement expenses	230	288	449	543
Amortization of deferred acquisition costs	125	125	259	259
Interest and debt expense	32	29	64	58
Separation costs	63	63	148	148
Other expenses	279	—	527	—
General and administrative expense	—	655	—	1,272
Total expenses	1,937	1,908	3,784	3,724
Pretax income	245	245	461	461
Income tax provision	49	49	100	100
Net income	$196	$196	$361	$361

2.     Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards with nonforeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for periods beginning after December 15, 2008 with early adoption prohibited. FSP EITF 03-6-1 requires that all prior-period earnings per share data be adjusted retrospectively to conform with the FSP provisions. The Company is currently evaluating the impact of FSP EITF 03-6-1 on its consolidated results of operations and financial condition.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires disclosures regarding the objectives for using derivative instruments, the fair value of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the impact of SFAS 161 on its disclosures. The Company’s adoption of SFAS 161 will not impact its consolidated results of operations and financial condition.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes the accounting and reporting for ownership interest in subsidiaries not attributable, directly or indirectly, to a parent. SFAS 160 requires that noncontrolling (minority) interests be classified as equity (instead of as a liability) within the consolidated balance sheet, and net income attributable to both the parent and the noncontrolling interest be disclosed on the face of the consolidated statement of income. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early adoption prohibited. The provisions of SFAS 160 are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively to all periods presented. The Company is currently evaluating the impact of SFAS 160 on its consolidated results of operations and financial condition.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 that require retrospective application. Any retrospective application will be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. The Company adopted SFAS 157 effective January 1, 2008 and recorded a cumulative effect reduction to the opening balance of retained earnings of $30 million, net of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization and income taxes. This reduction to retained earnings was related to adjusting the fair value of certain derivatives the Company uses to hedge its exposure to market risk related to certain variable annuity riders. The Company initially recorded these derivatives in accordance with EITF Issue No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”). SFAS 157 nullifies the guidance in EITF 02-3 and requires these derivatives to be marked to the price the Company would receive to sell the derivatives to a market participant (an exit price). The adoption of SFAS 157 also resulted in adjustments to the fair value of the Company’s embedded derivative liabilities associated with certain variable annuity riders. Since there is no market for these liabilities, the Company considered the assumptions participants in a hypothetical market would make to determine an exit price. As a result, the Company adjusted the valuation of these liabilities by updating certain policyholder assumptions, adding explicit margins to provide for profit, risk, and expenses, and adjusting the rate used to discount expected cash flows to reflect a current market estimate of the Company’s risk of nonperformance specific to these liabilities. These adjustments resulted in an adoption impact of a $4 million increase in earnings, net of DAC and DSIC amortization and income taxes, at January 1, 2008. The nonperformance risk component of the adjustment is specific to the risk of RiverSource Life Insurance Company (“RiverSource Life”) and RiverSource Life Insurance Co. of New York not fulfilling these liabilities. As the Company’s estimate of this credit spread widens or tightens, the liability will decrease or increase.

In accordance with FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), the Company will defer the adoption of SFAS 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In January 2008, the FASB published for comment Proposed FSP FAS 157-c “Measuring Liabilities under FASB Statement No. 157” (“FSP 157-c”). FSP 157-c would amend SFAS 157 to clarify the accounting principles on the fair value measurement of liabilities. The Company is monitoring the impact that this proposed FSP could have on its consolidated results of operations and financial condition. See Note 5 for additional information regarding the fair value of the Company’s assets and liabilities.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

4.     Investments

The following is a summary of investments:

	June 30, 2008	December 31, 2007
	(in millions)
Available-for-Sale securities, at fair value	$24,791	$25,931
Commercial mortgage loans, net	3,040	3,097
Trading securities, at fair value, and equity method investments in hedge funds	379	504
Policy loans	725	706
Other investments	571	387
Total	$29,506	$30,625

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Gross realized gains from sales	$1	$18	$11	$34
Gross realized losses from sales	—	(14)	(2)	(21)
Other-than-temporary impairments	(28)	(2)	(60)	(2)

The Company regularly reviews Available-for-Sale securities for impairments in value considered to be other-than-temporary. The cost basis of securities that are determined to be other-than-temporarily impaired is written down to current fair value with a corresponding charge to net income. A write-down for impairment can be recognized for both credit-related

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

events and for change in fair value due to changes in interest rates. Once a security is written down to fair value through net income, any subsequent recovery in value cannot be recognized in net income until the principal is returned.

Factors the Company considers in determining whether declines in the fair value of fixed-maturity securities are other-than-temporary include: 1) the extent to which the market value is below amortized cost; 2) our ability and intent to hold the investment for a sufficient period of time for it to recover to an amount at least equal to its carrying value; 3) the duration of time in which there has been a significant decline in value; 4) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and 5) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. For structured investments (e.g., mortgage-backed securities), the Company also considers factors such as overall deal structure and our position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments, cumulative loss projections and discounted cash flows in assessing potential other-than-temporary impairment of these investments.  Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management.

For the three months and six months ended June 30, 2008, other-than-temporary impairments of $28 million and $60 million, respectively, primarily relate to six Alt-A mortgage-backed securities.

Available-for-Sale Securities

Available-for-Sale securities distributed by type were as follows:

	June 30, 2008
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$13,744	$67	$(492)	$13,319
Mortgage and other asset-backed securities	10,405	36	(514)	9,927
State and municipal obligations	1,025	8	(42)	991
U.S. government and agencies obligations	320	7	(1)	326
Foreign government bonds and obligations	95	15	—	110
Common and preferred stocks	53	7	(6)	54
Structured investments	38	—	—	38
Other debt	26	—	—	26
Total	$25,706	$140	$(1,055)	$24,791

	December 31, 2007
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$14,158	$113	$(328)	$13,943
Mortgage and other asset-backed securities	10,517	38	(162)	10,393
State and municipal obligations	1,038	14	(17)	1,035
U.S. government and agencies obligations	322	7	(1)	328
Foreign government bonds and obligations	97	15	—	112
Common and preferred stocks	53	6	(1)	58
Structured investments	46	—	—	46
Other debt	16	—	—	16
Total	$26,247	$193	$(509)	$25,931

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2008
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Corporate debt securities	$5,774	$(139)	$4,081	$(353)	$9,855	$(492)
Mortgage and other asset-backed securities	4,238	(277)	2,897	(237)	7,135	(514)
State and municipal obligations	505	(22)	214	(20)	719	(42)
U.S. government and agencies obligations	54	(1)	36	—	90	(1)
Foreign government bonds and obligations	8	—	—	—	8	—
Common and preferred stocks	44	(6)	—	—	44	(6)
Total	$10,623	$(445)	$7,228	$(610)	$17,851	$(1,055)

	December 31, 2007
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Corporate debt securities	$1,514	$(45)	$8,159	$(283)	$9,673	$(328)
Mortgage and other asset-backed securities	1,754	(73)	5,715	(89)	7,469	(162)
State and municipal obligations	414	(15)	73	(2)	487	(17)
U.S. government and agencies obligations	—	—	169	(1)	169	(1)
Foreign government bonds and obligations	—	—	2	—	2	—
Common and preferred stocks	49	(1)	—	—	49	(1)
Total	$3,731	$(134)	$14,118	$(375)	$17,849	$(509)

In evaluating potential other-than-temporary impairments, the Company considers the extent to which amortized cost exceeds fair value and the duration of that difference. A key metric in performing this evaluation is the ratio of fair value to amortized cost. The following tables summarize the unrealized losses by ratio of fair value to amortized cost:

	June 30, 2008
	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(in millions, except number of securities)
95%–100%	648	$9,066	$(145)	258	$4,008	$(113)	906	$13,074	$(258)
90%–95%	101	858	(68)	132	1,873	(143)	233	2,731	(211)
80%–90%	30	276	(42)	107	920	(159)	137	1,196	(201)
Less than 80%	42	423	(190)	48	427	(195)	90	850	(385)
Total	821	$10,623	$(445)	545	$7,228	$(610)	1,366	$17,851	$(1,055)

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2007
	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(in millions, except number of securities)
95%–100%	316	$2,774	$(39)	719	$12,682	$(208)	1,035	$15,456	$(247)
90%–95%	89	732	(57)	54	849	(60)	143	1,581	(117)
80%–90%	11	216	(32)	33	490	(70)	44	706	(102)
Less than 80%	2	9	(6)	12	97	(37)	14	106	(43)
Total	418	$3,731	$(134)	818	$14,118	$(375)	1,236	$17,849	$(509)

5.     Fair Values of Assets and Liabilities

Effective January 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability is not exchanged subject to a forced liquidation or distressed sale.

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

Investments (Trading Securities and Available-for-Sale Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques such as the present value of cash flows. Level 1 securities include U.S. Treasuries and seed money in funds traded in active markets. Level 2 securities include agency mortgage-backed securities; and certain non-agency mortgage-backed securities, asset-backed securities, municipal and corporate bonds, U.S. and foreign government and agency securities, and seed money and other investments in certain hedge funds. Level 3 securities include certain non-agency mortgage-backed securities, asset-backed securities, and corporate bonds.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Separate Account Assets

The fair value of assets held by separate accounts is determined by the NAV of the funds in which those separate accounts are invested. The NAV represents the exit price for the separate account. Level 1 measurements are assigned to active funds and Level 2 measurements are assigned to those funds that are considered less active.

Derivatives

Derivatives that are measured using quoted prices in active markets, such as foreign exchange forwards, or derivatives that are exchanged-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include interest rate swaps and options. Derivatives that are valued using pricing models that have significant unobservable inputs are classified as Level 3 measurements. Structured derivatives that are used by the Company to hedge its exposure to market risk related to certain variable annuity riders are classified as Level 3.

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

	June 30, 2008
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$179	$2,733	$—	$2,912
Trading securities	215	112	44	371
Available-for-Sale securities	30	22,123	2,638	24,791
Separate account assets	3,575	55,150	—	58,725
Other assets	—	5	437	442
Total assets at fair value	$3,999	$80,123	$3,119	$87,241

Liabilities
Future policy benefits and claims	$—	$31	$154	$185
Customer deposits	—	11	—	11
Other liabilities	13	21	4	38
Total liabilities at fair value	$13	$63	$158	$234

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended June 30, 2008
	Trading Securities		Available- for-Sale Securities		Other Assets		Future Policy Benefits and Claims		Other Liabilities
	(in millions)
Balance, March 31	$43		$2,728		$678		$(295)		$—
Total gains (losses) included in:
Net income	1	(1)	(26	)(1)	(40	)(2)	158	(3)	—
Other comprehensive income	—		(118)		1		—		—
Purchases, sales, issuances and settlements, net	—		54		(202)		(17)		(4)
Balance, June 30	$44		$2,638		$437		$(154)		$(4)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at June 30	$1	(1)	$(27	)(1)	$(22	)(4)	$159	(3)	$—

(1)   Included in net investment income in the Consolidated Statements of Income.

(2)   Represents a $29 million loss included in benefits, claims, losses and settlement expenses and an $11 million loss included in other revenues in the Consolidated Statements of Income.

(3)   Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

(4)   Represents an $11 million loss included in benefits, claims, losses and settlement expenses and an $11 million loss included in other revenues in the Consolidated Statements of Income.

	Six Months Ended June 30, 2008
	Trading Securities	Available- for-Sale Securities		Other Assets		Future Policy Benefits and Claims		Other Liabilities
	(in millions)
Balance, January 1	$44	$2,908		$629		$(158)		$—
Total gains (losses) included in: Net income	—	(55	)(1)	3	(2)	34	(3)	—
Other comprehensive income	—	(296)		1		—		—
Purchases, sales, issuances and settlements, net	—	81		(196)		(30)		(4)
Balance, June 30	$44	$2,638		$437		$(154)		$(4)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at June 30	$—	$(58	)(1)	$(19	)(4)	$35	(3)	$—

(1)   Included in net investment income in the Consolidated Statements of Income.

(2)   Represents a $23 million gain included in benefits, claims, losses and settlement expenses and a $20 million loss included in other revenues in the Consolidated Statements of Income.

(3)   Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

(4)   Represents a $1 million gain included in benefits, claims, losses and settlement expenses and a $20 million loss included in other revenues in the Consolidated Statements of Income.

During the reporting period, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.     Deferred Acquisition Costs

The balances of and changes in DAC were as follows:

	2008	2007
	(in millions)
Balance at January 1	$4,503	$4,499
Cumulative effect of accounting change	36	(204)
Capitalization of acquisition costs	328	399
Amortization	(298)	(259)
Impact of change in net unrealized securities gains and losses	42	27
Balance at June 30	$4,611	$4,462

Effective January 1, 2008, the Company adopted SFAS 157 and recorded as a cumulative change in accounting principle a pretax increase to DAC of $36 million. See Note 2 and Note 5 for additional information regarding SFAS 157.

Effective January 1, 2007, the Company adopted SOP 05-1 and recorded as a cumulative change in accounting principle a pretax reduction to DAC of $204 million.

7.     Future Policy Benefits and Claims and Separate Account Liabilities

Future policy benefits and claims consisted of the following:

	June 30, 2008	December 31, 2007
	(in millions)
Fixed annuities	$13,617	$14,382
Equity indexed annuities accumulated host values	245	253
Equity indexed annuities embedded derivative	31	53
Variable annuities fixed sub-accounts	5,366	5,419
Guaranteed minimum withdrawal benefits variable annuity guarantees	101	136
Guaranteed minimum accumulation benefits variable annuity guarantees	57	33
Other variable annuity guarantees	29	27
Total annuities	19,446	20,303
Variable universal life (“VUL”)/universal life insurance	2,578	2,568
Other life, disability income and long term care insurance	4,245	4,106
Auto, home and other insurance	380	378
Policy claims and other policyholders’ funds	95	91
Total	$26,744	$27,446

Separate account liabilities consisted of the following:

	June 30, 2008	December 31, 2007
	(in millions)
Variable annuity variable sub-accounts	$49,376	$51,764
VUL insurance variable sub-accounts	5,720	6,244
Other insurance variable sub-accounts	54	62
Threadneedle investment liabilities	3,575	3,904
Total	$58,725	$61,974

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.     Customer Deposits

Customer deposits consisted of the following:

	June 30, 2008	December 31, 2007
	(in millions)
Fixed rate certificates	$2,965	$2,616
Stock market based certificates	1,004	1,031
Stock market embedded derivative reserve	11	32
Other	70	78
Less: accrued interest classified in other liabilities	(5)	(23)
Total investment certificate reserves	4,045	3,734
Brokerage deposits	988	1,100
Banking deposits	1,349	1,367
Total	$6,382	$6,201

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

For the three months and six months ended June 30, 2008, the Company recognized expense of $38 million and $75 million, respectively, related to awards under these share-based compensation plans. For the three months and six months ended June 30, 2007, the Company recognized expense of $40 million and $75 million, respectively, related to awards under these share-based compensation plans.

As of June 30, 2008, there was $204 million of total unrecognized compensation cost related to non-vested awards under the Company’s share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

10.  Income Taxes

The Company’s effective tax rates were 11.4% and 7.2% for the three months and six months ended June 30, 2008, respectively. The Company’s effective tax rates for the three months and six months ended June 30, 2007 were 20.0% and 21.7%, respectively. The effective tax rate for the three months ended June 30, 2008 included $27 million of tax benefits, which consisted of $19 million related to changes in the status of current audits and $8 million in benefits from tax planning initiatives as well as the level of tax advantaged items relative to pretax income. The effective tax rate for the three months and six months ended June 30, 2007 reflected a $16 million tax benefit related to the finalization of certain income tax audits.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of June 30, 2008 and December 31, 2007.

As of June 30, 2008 and December 31, 2007, the Company had $38 million and $164 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $30 million and $84 million, net of federal tax benefits, of the unrecognized tax benefits as of June 30, 2008 and December 31, 2007, respectively, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net reduction of $18 million and $23 million in interest and penalties for the

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

three months and six months ended June 30, 2008, respectively. The Company had an $11 million receivable and $12 million liability for the payment of interest and penalties accrued at June 30, 2008 and December 31, 2007, respectively.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. However, there are a number of open audits and quantification of a range cannot be made at this time.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, as well as various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”), as part of the overall examination of the American Express Company consolidated return, commenced an examination of the Company’s U.S. income tax returns for 1997 through 2002 in the third quarter of 2005. In the first quarter of 2007, the IRS expanded the period of the examination to include 2003 through 2004. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2005.

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

11.  Contingencies

The Company and its subsidiaries are involved in the normal course of business in legal, regulatory and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of its activities as a diversified financial services firm. These include proceedings specific to the Company as well as proceedings generally applicable to business practices in the industries in which it operates. The Company can also be subject to litigation arising out of its general business activities, such as its investments, contracts, leases and employment relationships. Uncertain economic conditions and heightened volatility in the financial markets, such as those which have been experienced particularly since the summer of 2007, may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the financial services industry generally. Relevant to these current market conditions, the Company has been informed by a client that it will mediate its claims of a potential breach of contractual investment guidelines. The outcome of this matter is uncertain at this time.

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination by, the SEC, the Financial Industry Regulatory Authority (“FINRA”) (formerly known as the National Association of Securities Dealers), Office of Thrift Supervision, state insurance regulators, state attorneys general and various other governmental and quasi-governmental authorities concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. Pending matters about which the Company has recently received information requests include: sales and product or service features of, or disclosures pertaining to, the Company’s mutual funds, annuities, insurance products, brokerage services, financial plans and other advice offerings; supervision of the Company’s financial advisors; sales of, and revenue sharing relating to, other companies’ real estate investment trust (“REIT”) shares; supervisory practices in connection with financial advisors’ outside business activities; sales practices and supervision associated with the sale of fixed and variable annuities; the delivery of financial plans; the suitability of particular trading strategies and data security. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

12.  Earnings per Common Share

The computations of basic and diluted earnings per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions, except per share amounts)
Numerator:
Net income	$210	$196	$401	$361

Denominator:
Basic: Weighted-average common shares outstanding	223.2	237.4	225.8	239.0
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.8	3.6	3.0	3.6
Diluted: Weighted-average common shares outstanding	226.0	241.0	228.8	242.6

Earnings per Common Share:
Basic	$0.94	$0.83	$1.77	$1.51
Diluted	0.93	0.81	1.75	1.49

Basic weighted average common shares for both the three months and the six months ended June 30, 2008 included 2.4 million vested nonforfeitable restricted stock units and 3.2 million non-vested restricted stock awards and restricted stock units that are forfeitable but receive nonforfeitable dividends. Basic weighted average common shares for the three months and six months ended June 30, 2007 included 1.9 million and 1.8 million, respectively, of vested, nonforfeitable restricted stock units, and 3.6 million non-vested restricted stock awards and restricted stock units that are forfeitable but receive nonforfeitable dividends in both periods.

13.  Shareholders’ Equity

The Company has a share repurchase program in place to return excess capital to shareholders. During the six months ended June 30, 2008 and 2007, the Company repurchased a total of 10.4 million and 8.2 million shares, respectively, of its common stock at an average price of $50.08 and $60.30, respectively. As of June 30, 2008, the Company had $1.4 billion remaining under share repurchase authorizations.

The Company may also reacquire shares of its common stock under its 2005 ICP related to restricted stock awards. Restricted shares that are forfeited before the vesting period has lapsed are recorded as treasury shares. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations. These vested restricted shares reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. The restricted shares forfeited under the 2005 ICP and recorded as treasury shares were 0.1 million

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

during both the six months ended June 30, 2008 and 2007. For the six months ended June 30, 2008 and 2007, the Company reacquired 0.4 million shares and 0.5 million shares, respectively, of its common stock in each period through the surrender of restricted shares upon vesting and paid in the aggregate $22 million and $25 million, respectively, related to the holders’ income tax obligations on the vesting date.

During the six months ended June 30, 2008, the Company reissued 1.8 million treasury shares for restricted stock award grants and the issuance of shares vested under the P2 Deferral Plan and the Transition and Opportunity Bonus program.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following is a summary of assets by segment:

	June 30, 2008	December 31, 2007
	(in millions)
Advice & Wealth Management	$8,557	$8,146
Asset Management	5,989	6,661
Annuities	67,367	71,556
Protection	20,019	20,347
Corporate & Other	2,335	2,520
Total assets	$104,267	$109,230

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of segment operating results:

Three Months Ended June 30,	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Eliminations	Consolidated
	(in millions)
2008
Revenue from external customers	$703	$359	$474	$473	$12	$—	$2,021
Intersegment revenue	230	6	20	18	2	(276)	—
Total revenues	933	365	494	491	14	(276)	2,021
Banking and deposit interest expense	42	1	—	1	—	(2)	42
Net revenues	891	364	494	490	14	(274)	1,979
Pretax income (loss)	$51	$42	$77	$113	$(46)	$—	237
Income tax provision							27
Net income							$210

2007
Revenue from external customers	$788	$447	$511	$473	$—	$—	$2,219
Intersegment revenue	280	8	24	13	1	(326)	—
Total revenues	1,068	455	535	486	1	(326)	2,219
Banking and deposit interest expense	61	6	—	1	1	(3)	66
Net revenues	1,007	449	535	485	—	(323)	2,153
Pretax income (loss)	$101	$81	$86	$118	$(141)	$—	245
Income tax provision							49
Net income							$196

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended June 30,	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Eliminations	Consolidated
	(in millions)
2008
Revenue from external customers	$1,459	$710	$925	$955	$19	$—	$4,068
Intersegment revenue	457	12	47	28	5	(549)	—
Total revenues	1,916	722	972	983	24	(549)	4,068
Banking and deposit interest expense	89	3	—	1	1	(5)	89
Net revenues	1,827	719	972	982	23	(544)	3,979
Pretax income (loss)	$115	$60	$119	$215	$(77)	$—	432
Income tax provision							31
Net income							$401

2007
Revenue from external customers	$1,488	$854	$1,016	$944	$16	$—	$4,318
Intersegment revenue	548	16	50	23	1	(638)	—
Total revenues	2,036	870	1,066	967	17	(638)	4,318
Banking and deposit interest expense	123	10	—	1	3	(4)	133
Net revenues	1,913	860	1,066	966	14	(634)	4,185
Pretax income (loss)	$157	$127	$204	$238	$(265)	$—	461
Income tax provision							100
Net income							$361

15.  Subsequent Event

On July 7, 2008, the Company announced a definitive agreement to acquire J. & W. Seligman & Co., an asset management firm, for total consideration of approximately $440 million. The transaction is expected to close in the fourth quarter of 2008.

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

Overview

We are engaged in providing financial planning, products and services that are designed to be utilized as solutions for our clients’ cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs with a network of more than 11,500 financial advisors and registered representatives (“affiliated financial advisors”). Our asset management, annuity, and auto and home protection products are also distributed outside of our affiliated financial advisors, through third party advisors and affinity relationships.

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

It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets. We measure progress against these goals excluding the impact of non-recurring separation costs related to our separation from American Express Company (“American Express”) which was completed in 2007. Our financial targets, adjusted to exclude this impact, are:

•                  Net revenue growth of 6% to 8%,

•                  Earnings per diluted share growth of 12% to 15%, and

•                  Return on equity of 12% to 15%.

Our net revenues for the three months ended June 30, 2008 were $2.0 billion, a decrease of 8% from the three months ended June 30, 2007. Net revenue for the six months ended June 30, 2008 was $4.0 billion, a decrease of 5% from the six months ended June 30, 2007. This revenue decline reflects lower net investment income, driven by decreased volume in fixed annuities and certificates and net realized investment losses; a decline in distribution fees, due to lower advisor cash sales as compared to the year-ago period; and the impact of increased fees in the prior year period from proceeds from real estate investment trust liquidations that were reinvested by clients.

Our consolidated net income for the three months ended June 30, 2008 was $210 million, up $14 million, or 7%, from net income of $196 million for the three months ended June 30, 2007. Consolidated net income for six months ended June 30, 2008 was $401 million, up $40 million, or 11%, from net income of $361 million for the six months ended June 30, 2007.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Our adjusted earnings, which exclude after-tax non-recurring separation costs in 2007, declined 11% to $210 million for the three months ended June 30, 2008 from $237 million for the three months ended June 30, 2007. Adjusted earnings declined 12% to $401 million for the six months ended June 30, 2008 from $457 million for the six months ended June 30, 2007.

Earnings per diluted share for the three months ended June 30, 2008 were $0.93, up $0.12, or 15%, from earnings per diluted share of $0.81 for the three months ended June 30, 2007, and down $0.05, or 5%, from adjusted earnings per diluted share of $0.98 for the three months ended June 30, 2007.

Earnings per diluted share for the six months ended June 30, 2008 were $1.75, up $0.26, or 17%, from earnings per diluted share of $1.49 for the six months ended June 30, 2007, and down $0.13, or 7%, from adjusted earnings per diluted share of $1.88 for the six months ended June 30, 2007.

Return on equity for the trailing twelve months ended June 30, 2008 was 11.2% compared to 9.2% for the trailing twelve months ended June 30, 2007. Adjusted return on equity for the trailing twelve months ended June 30, 2008 and 2007 was 12.0% and 12.5%, respectively.

We continue to establish Ameriprise Financial as a financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by our continued leadership in financial planning and our strong corporate foundation. Our client retention percentage increased to 95%. Our franchisee advisor retention as of June 30, 2008 increased to 94% as compared to the annual retention rate of 93% in the year-ago period. Branded financial plan net cash sales for the three and six months ended June 30, 2008 increased 8% and 2%, respectively, as compared to the year-ago periods.

Our owned, managed and administered (“OMA”) assets declined to $445.4 billion at June 30, 2008, a net decrease of 7% from December 31, 2007 OMA assets of $480.2 billion. For the six months ended June 30, 2008, we had net inflows in wrap accounts of $4.2 billion, offset by market declines of $6.6 billion. RiverSource variable annuities had net inflows of $1.7 billion, but variable annuity contract accumulation values decreased by $2.4 billion, net of market-driven declines in separate account asset values. Our fixed annuities had total net outflows of $0.9 billion. RiverSource managed assets had net outflows of $5.1 billion and market declines of $8.3 billion. Threadneedle Asset Management Holdings Limited (“Threadneedle”) managed assets had net outflows of $5.0 billion, primarily related to low-margin institutional assets.

On July 7, 2008, we announced a definitive agreement to acquire J. & W. Seligman & Co., an asset management firm, for total consideration of approximately $440 million. The transaction is expected to close in the fourth quarter of 2008.

On July 23, 2008, we announced an increase to our quarterly dividend of 13%, or $0.02 per share, to $0.17 per share. This dividend is payable on August 22, 2008 to shareholders of record as of August 8, 2008.

Share Repurchase Program

During the three and six months ended June 30, 2008, we purchased 5.2 million shares and 10.4 million shares, respectively, for an aggregate cost of $250 million and $520 million, respectively. During the three and six months ended June 30, 2007, we purchased 2.3 million shares and 8.2 million shares, respectively, for an aggregate cost of $142 million and $494 million, respectively. In April 2008, our Board of Directors authorized the expenditure of up to $1.5 billion for the repurchase of our common stock through April 2010. As of June 30, 2008, we had $1.4 billion remaining under share repurchase authorizations.

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

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

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

A reconciliation of non-GAAP measures is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions, except per share amounts)
Consolidated Income Data
Net income	$210	$196	$401	$361
Add: Separation costs, after-tax (1)	—	41	—	96
Adjusted earnings	$210	$237	$401	$457

Weighted average diluted shares	226.0	241.0	228.8	242.6
Adjusted earnings per diluted share	$0.93	$0.98	$1.75	$1.88

Separation costs	$—	$63	$—	$148
Less: Tax benefit attributable to separation costs (1)	—	22	—	52
Separation costs, after-tax (1)	$—	$41	$—	$96

	Twelve Months Ended June 30,
	2008	2007
	(in millions, except percentages)
Return on Equity
Return on equity	11.2%	9.2%

Net income	$854	$706
Add: Separation costs, after-tax(1)	58	233
Adjusted earnings	$912	$939

Equity	$7,613	$7,649
Less: Equity allocated to expected separation costs	12	158
Adjusted equity	$7,601	$7,491

Adjusted return on equity(2)	12.0%	12.5%

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

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Owned, Managed and Administered Assets

Owned assets include certain assets on our Consolidated Balance Sheets for which we do not provide investment management services and do not recognize management fees, such as investments in non-proprietary funds held in the separate accounts of our life insurance subsidiaries, as well as restricted and segregated cash and receivables.

Managed assets include managed external client assets and managed owned assets. Managed external client assets include client assets for which we provide investment management services, such as the assets of the RiverSource family of mutual funds, assets of institutional clients and client assets held in wrap accounts. Managed external client assets also include assets managed by sub-advisors selected by us. Managed external client assets are not reported on our Consolidated Balance Sheets. Managed owned assets include certain assets on our Consolidated Balance Sheets for which we provide investment management services and recognize management fees in our Asset Management segment, such as the assets of the general account and RiverSource Variable Product funds held in the separate accounts of our life insurance subsidiaries.

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

During the three months ended June 30, 2008 and 2007, RiverSource managed assets had $2.5 billion and $1.2 billion, respectively, in net outflows. Threadneedle managed assets had $2.5 billion in net outflows in the three months ended June 30, 2008 compared to net outflows of $10.8 billion during the three months ended June 30, 2007. Our wrap accounts had net inflows of $2.8 billion in the three months ended June 30, 2008 compared to net inflows of $3.8 billion in the three months ended June 30, 2007.

During the six months ended June 30, 2008 and 2007, RiverSource managed assets had $5.1 billion and $3.8 billion, respectively, in net outflows. Threadneedle managed assets had $5.0 billion in net outflows in the six months ended June 30, 2008 compared to net outflows of $13.2 billion during the six months ended June 30, 2007. Our wrap accounts had net inflows of $4.2 billion in the six months ended June 30, 2008 compared to net inflows of $7.2 billion in the six months ended June 30, 2007.

The following table presents detail regarding our owned, managed and administered assets:

	June 30, 2008	December 31, 2007	Change
	(in billions, except percentages)
Owned Assets	$36.9	$39.6	(7)%
Managed Assets(1):
RiverSource	145.0	157.9	(8)
Threadneedle	120.9	134.4	(10)
Wrap account assets	91.4	93.9	(3)
Eliminations(2)	(14.4)	(16.6)	(13)
Total Managed Assets	342.9	369.6	(7)
Administered Assets	65.6	71.0	(8)
Total Owned, Managed and Administered Assets	$445.4	$480.2	(7)%

(1)             Includes managed external client assets and managed owned assets.

(2)             Includes eliminations for RiverSource mutual fund assets included in wrap account assets and RiverSource assets sub-advised by Threadneedle.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Consolidated Results of Operations for the Three Months Ended June 30, 2008 and 2007

In the second quarter of 2008, we reclassified the mark-to-market adjustment on certain derivatives from net investment income to various expense lines where the mark-to-market adjustment on the related embedded derivative resides. The mark-to-market adjustment on derivatives hedging variable annuity living benefits, equity indexed annuities and stock market certificates were reclassified to benefits, claims, losses and settlement expenses, interest credited to fixed accounts and banking and deposit interest expense, respectively. Prior period amounts were reclassified to conform to the current presentation. The following table presents our consolidated results of operations for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$780	$788	$(8)	(1)%
Distribution fees	422	494	(72)	(15)
Net investment income	393	507	(114)	(22)
Premiums	268	266	2	1
Other revenues	158	164	(6)	(4)
Total revenues	2,021	2,219	(198)	(9)
Banking and deposit interest expense	42	66	(24)	(36)
Total net revenues	1,979	2,153	(174)	(8)

Expenses
Distribution expenses	517	533	(16)	(3)
Interest credited to fixed accounts	192	215	(23)	(11)
Benefits, claims, losses and settlement expenses	294	288	6	2
Amortization of deferred acquisition costs	144	125	19	15
Interest and debt expense	28	29	(1)	(3)
Separation costs	—	63	(63)	#
General and administrative expense	567	655	(88)	(13)
Total expenses	1,742	1,908	(166)	(9)
Pretax income	237	245	(8)	(3)
Income tax provision	27	49	(22)	(45)
Net income	$210	$196	$14	7%

#                   Variance of 100% or greater.

Overall

Consolidated net income for the three months ended June 30, 2008 was $210 million, up $14 million, or 7%, as compared to the same period a year ago. Included in consolidated net income for the three months ended June 30, 2008 were pretax net realized investment losses of $27 million, which included losses of $28 million primarily related to the other-than-temporary impairment of three AAA-rated Alt-A mortgage-backed securities, compared to pretax net realized investment gains of $2 million in the three months ended June 30, 2007. Also included in consolidated net income for the three months ended June 30, 2007 were $63 million of pretax non-recurring separation costs.

We recognized $27 million and $16 million of tax benefits in the three months ended June 30, 2008 and 2007, respectively.

Net Revenues

Net revenues decreased $174 million, or 8%, to $2.0 billion for the three months ended June 30, 2008.

Management and financial advice fees decreased in the three months ended June 30, 2008 to $780 million, down $8 million, or 1%, from $788 million in the same period a year ago. This decrease was a result of the impact of equity market declines, as well as a decline in assets under management due to net outflows in RiverSource and Threadneedle funds. These declines were offset partially by an increase in management and financial advice fees in our Advice & Wealth Management segment which is a result of a net increase of 3% in wrap account assets, as positive flows were partially offset by market declines. Management and financial advice fees in our Annuities segment also increased, as fees related to variable annuities increased slightly in the three months ended June 30, 2008, driven by positive

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

net flows offset somewhat by market-related declines in separate account values. Overall, managed assets decreased 8% from the same period in the prior year, as the increases in wrap accounts and variable annuity account assets were more than offset by the decreases in RiverSource and Threadneedle managed assets.

Distribution fees were $422 million, down $72 million, or 15%, due primarily to an increase in the three months ended June 30, 2007 from the sales of direct investments as clients reinvested proceeds from real estate investment trust liquidations.

Net investment income decreased $114 million, or 22%, to $393 million, driven by decreased volume in fixed annuities and certificates and net realized investment losses. Included in net investment income were net realized investment losses on Available-for-Sale securities of $27 million in the three months ended June 30, 2008, which included $28 million of other-than-temporary impairment losses primarily related to three AAA-rated Alt-A mortgage-backed securities, compared to net realized investment gains of $2 million in the same period of 2007.

Premiums increased $2 million, or 1%, to $268 million. This increase was attributable to a 5% year-over-year increase in auto and home policy counts.

Other revenues decreased $6 million, or 4%, to $158 million. This decrease was due to a decline in revenues related to certain consolidated limited partnerships, which had a corresponding decrease in expense, offset partially by an increase in our guaranteed benefit rider fees on variable annuities and growth in cost-of-insurance fees for variable universal life/universal life (“VUL/UL”) insurance.

Banking and deposit interest expense decreased $24 million, or 36%, due to a decrease in certificate balances, which declined 3% from the same period in the prior year, as well as lower crediting rates accrued on certificates and the deconsolidation of certain limited partnerships in the fourth quarter of 2007, which was offset in net investment income.

Expenses

Total expenses decreased $166 million, or 9%, to $1.7 billion for the three months ended June 30, 2008. Expenses in the three months ended June 30, 2007 included $63 million on non-recurring separation costs.

Distribution expenses decreased $16 million, or 3%, primarily driven by the impact on advisor compensation of lower cash sales, due primarily to the increase in the prior year in sales of direct investments as clients reinvested proceeds from real estate investment trust liquidations. This was partially offset by the impact of product mix shift resulting in lower deferrals as our franchisee advisor platform continues to grow. As a result of lower deferrals, we recognized a higher percentage of these expenses in the current quarter.

Interest credited to fixed accounts decreased $23 million, or 11%, reflecting a decrease related to a continued decline in fixed annuity account balances.

Benefits, claims, losses and settlement expenses increased $6 million, or 2%, driven by an increase in life insurance claims, up 27% from the year-ago period, and an increase in long term care benefits. These increases were partially offset by a lower provision for variable annuity guaranteed living benefit costs, net of hedging, resulting from Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) valuation benefits related to changes in our variable annuity hedging strategy.

The amortization of deferred acquisition costs (“DAC”) increased $19 million, or 15%, to $144 million. The increase was driven by the impact of the current quarter market decline on estimated gross profits for future periods. The current quarter included additional DAC amortization of $10 million related to market impacts, compared to an $11 million benefit in the year-ago period.

Interest and debt expense for the three months ended June 30, 2008 decreased $1 million, or 3%, from the year-ago period due to the deconsolidation of $225 million of non-recourse debt of a collateralized debt obligation in the fourth quarter of 2007.

Separation costs incurred in 2007 were primarily associated with separating and reestablishing our technology platforms. All separation costs were incurred as of December 31, 2007.

General and administrative expense decreased 13%, or $88 million, to $567 million as a result of expense management initiatives, and a decline in expenses related to certain consolidated limited partnerships, which has a corresponding decrease in other revenues, noted above. These declines were partially offset by increased technology development costs.

Income Taxes

Our effective tax rate decreased to 11.4% for the three months ended June 30, 2008, compared to 20.0% for the three months ended June 30, 2007 primarily due to tax benefits of $27 million, which consisted of $19 million related to changes in the

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

status of current audits and $8 million in benefits from tax planning initiatives, as well as the level of tax advantaged items relative to pretax income. The effective tax rate for the three months ended June 30, 2007 reflected a $16 million tax benefit related to the finalization of certain income tax audits. We expect our effective tax rate for the remaining two quarters of 2008 to be in the 24% to 26% range.

On September 25, 2007, the Internal Revenue Service (“IRS”) issued Revenue Ruling 2007-61 in which it announced that it intends to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) related to separate account assets held in connection with variable contracts of life insurance companies and has added the project to the 2007-2008 Priority Guidance Plan. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time, but they may result in the elimination of some or all of the separate account DRD tax benefit that we receive. Management believes that it is likely that any such regulations would apply prospectively only.

Results of Operations by Segment for the Three Months Ended June 30, 2008 and 2007

The following tables present summary financial information by segment and a reconciliation to the consolidated totals derived from Note 14 to our Consolidated Financial Statements for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	Percent Share of Total	2007	Percent Share of Total
	(in millions, except percentages)
Total net revenues
Advice & Wealth Management	$891	45%	$1,007	47%
Asset Management	364	18	449	21
Annuities	494	25	535	25
Protection	490	25	485	22
Corporate & Other	14	1	—	—
Eliminations	(274)	(14)	(323)	(15)
Total net revenues	$1,979	100%	$2,153	100%

Total expenses
Advice & Wealth Management	$840	48%	$906	47%
Asset Management	322	19	368	19
Annuities	417	24	449	24
Protection	377	22	367	20
Corporate & Other	60	3	141	7
Eliminations	(274)	(16)	(323)	(17)
Total expenses	$1,742	100%	$1,908	100%

Pretax income (loss)
Advice & Wealth Management	$51	21%	$101	41%
Asset Management	42	18	81	33
Annuities	77	32	86	35
Protection	113	48	118	48
Corporate & Other	(46)	(19)	(141)	(57)
Pretax income	$237	100%	$245	100%

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

The following table presents the results of operations of our Advice & Wealth Management segment for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$352	$327	$25	8%
Distribution fees	508	620	(112)	(18)
Net investment income	54	103	(49)	(48)
Other revenues	19	18	1	6
Total revenues	933	1,068	(135)	(13)
Banking and deposit interest expense	42	61	(19)	(31)
Total net revenues	891	1,007	(116)	(12)

Expenses
Distribution expenses	564	615	(51)	(8)
General and administrative expense	276	291	(15)	(5)
Total expenses	840	906	(66)	(7)
Pretax income	$51	$101	$(50)	(50)%

Our Advice & Wealth Management segment pretax income was $51 million, down 50% from $101 million.

Net Revenues

Management and financial advice fees increased $25 million, or 8%, as compared to the year-ago period. The increase was attributable to a net increase in wrap account assets of 3% from June 30, 2007 to June 30, 2008 as continued positive net flows were partially offset by market declines. Also contributing to the increase was an increase in planning fees resulting from accelerated financial plan delivery standards.

The decline in distribution fees of $112 million, or 18% is due primarily to the increase in sales of direct investments in the three months ended June 30, 2007 as clients reinvested proceeds from real estate investment trust liquidations.

Net investment income decreased $49 million, or 48%, due to net realized investment losses of $21 million in the three months ended June 30, 2008, which included $22 million of other-than-temporary impairments primarily related to two AAA-rated Alt-A mortgage-backed securities, compared to net losses of $1 million in the year-ago period. Also contributing to the decline in net investment income was the impact of lower average account balances in certificate products.

Banking and deposit interest expense decreased $19 million, or 31%, due to a decrease in certificate balances and lower crediting rates accrued on certificates.

Expenses

Total expenses decreased $66 million, or 7%, driven by a decrease in distribution expenses as a result of the lower cash sales mentioned above. General and administrative expense decreased due to our continued expense management initiatives, which were offset partially by increased technology costs.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients.

The following table presents the results of operations of our Asset Management segment for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$295	$330	$(35)	(11)%
Distribution fees	70	84	(14)	(17)
Net investment income	7	22	(15)	(68)
Other revenues	(7)	19	(26)	#
Total revenues	365	455	(90)	(20)
Banking and deposit interest expense	1	6	(5)	(83)
Total net revenues	364	449	(85)	(19)

Expenses
Distribution expenses	111	116	(5)	(4)
Amortization of deferred acquisition costs	5	9	(4)	(44)
General and administrative expense	206	243	(37)	(15)
Total expenses	322	368	(46)	(13)
Pretax income	$42	$81	$(39)	(48)%

#                   Variance of 100% or greater.

Our Asset Management segment pretax income was $42 million, a decline of 48% from $81 million.

Net Revenues

Management and financial advice fees declined $35 million, or 11%, primarily driven by the impact of equity market declines, which contributed to an 11% decrease in assets under management. Also contributing to the decline in assets were net outflows of $2.5 billion in both RiverSource and Threadneedle funds during the three months ended June 30, 2008. RiverSource net outflows in the quarter were primarily due to reduced mutual fund sales as client activity slowed, as well as anticipated outflows of institutional assets of a former affiliate. Redemption rates for RiverSource Funds remained stable. Threadneedle experienced anticipated outflows of lower-margin institutional assets and outflows of hedge fund assets due to a change in portfolio manager. Net inflows in Threadneedle retail funds were driven by an increase in sales as compared to the year-ago period.

Distribution fees declined due to continued client movement to wrap accounts, which are included in the Advice & Wealth Management segment.

The decline in net investment income was due to the deconsolidation of certain limited partnerships in the fourth quarter of 2007, which is offset in banking and deposit interest expense, as wells as losses on the value of seed money investments, driven by a declining market.

The decline in other revenues was due to decreases in revenue related to certain consolidated limited partnerships, which had a corresponding decrease in expense.

Expenses

Total expenses decreased $46 million, or 13%, primarily due to a decrease in general and administrative expense. The primary drivers of this decline were a decrease in expenses related to certain consolidated limited partnerships, which corresponds with the decline in other revenues noted above, as well as expense management initiatives.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Annuities

Our Annuities segment provides RiverSource Life variable and fixed annuity products to our retail clients primarily through our Advice & Wealth Management segment and to the retail clients of unaffiliated advisors through third-party distribution.

The following table presents the results of operations of our Annuities segment for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$130	$127	$3	2%
Distribution fees	72	66	6	9
Net investment income	237	295	(58)	(20)
Premiums	21	24	(3)	(13)
Other revenues	34	23	11	48
Total net revenues	494	535	(41)	(8)

Expenses
Distribution expenses	47	51	(4)	(8)
Interest credited to fixed accounts	156	180	(24)	(13)
Benefits, claims, losses and settlement expenses	69	77	(8)	(10)
Amortization of deferred acquisition costs	91	76	15	20
General and administrative expense	54	65	(11)	(17)
Total expenses	417	449	(32)	(7)
Pretax income	$77	$86	$(9)	(10)%

Our Annuities segment pretax income was $77 million, down 10% from $86 million.

Net Revenues

Management and financial advice fees related to variable annuities increased in the three months ended June 30, 2008 driven by positive net flows, partially offset by market declines.

The increase in distribution fees was driven by positive net flows in variable annuity accounts.

Net investment income decreased due to declining average fixed annuity account balances. Substantially lower net outflows in fixed annuities reflect the market environment and sales initiatives. Net realized investment losses were $5 million during the three months ended June 30, 2008, and nil in the prior year period. Included in the current year net realized losses were $4 million of other-than-temporary impairments primarily related to the impairment of three Alt-A mortgage-backed securities.

The decline in premiums was attributable to lower sales of immediate annuities with life contingencies.

The increase in other revenues was due to an increase in our guaranteed benefit rider fees on variable annuities, driven by volume increases.

Expenses

Total expenses decreased $32 million, or 7%. Interest credited to fixed accounts decreased, driven by declining fixed annuity account balances, down 14% from the year-ago period, and variable annuity sub-account balances, down 1% from the year-ago period.

The decrease in net benefits, claims, losses and settlement expenses was due to a lower provision for variable annuity guaranteed living benefit costs, net of hedges, resulting from favorable SFAS 157 valuation benefits as a result of changes in our variable annuity hedging strategy. Otherwise, the net impact from living benefits net of hedges had no material impact during either the current quarter or the year-ago quarter. Partially offsetting the decreased provision for living benefit costs, net of hedges, was a higher cost of providing for variable annuity guaranteed death benefits in the three months ended June 30, 2008 as compared to the year-ago period.

General and administrative expense decreased due to expense management initiatives.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Partially offsetting these declines was an increase in the amortization of DAC due to the impact of the current quarter market decline on estimated gross profits for future periods, and the decreased provision for variable annuity guaranteed living benefits, net of hedging. The current quarter included additional DAC amortization of $9 million related to market impacts, compared to a $10 million benefit in the year-ago period.

Protection

Our Protection segment offers a variety of protection products to address the identified protection and risk management needs of our retail clients including life, disability income and property-casualty insurance.

The following table presents the results of operations of our Protection segment for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$16	$17	$(1)	(6)%
Distribution fees	25	26	(1)	(4)
Net investment income	85	87	(2)	(2)
Premiums	255	251	4	2
Other revenues	110	105	5	5
Total revenues	491	486	5	1
Banking and deposit interest expense	1	1	—	—
Total net revenues	490	485	5	1

Expenses
Distribution expenses	17	18	(1)	(6)
Interest credited to fixed accounts	36	35	1	3
Benefits, claims, losses and settlement expenses	225	211	14	7
Amortization of deferred acquisition costs	48	40	8	20
General and administrative expense	51	63	(12)	(19)
Total expenses	377	367	10	3
Pretax income	$113	$118	$(5)	(4)%

Our Protection segment pretax income was $113 million, down 4% from $118 million.

Net Revenues

Net revenues were $490 million, an increase of $5 million, or 1%. This increase was the result of an increase in premiums resulting from a 5% increase in auto and home policy counts, as well as an increase in other revenues, due to higher cost-of-insurance fees for VUL/UL insurance resulting from volume increases. These increases were partially offset by a decline in investment income from fixed maturities and net realized investment losses of $1 million in the current year. Included in the current year net realized losses were $2 million of other-than-temporary impairments primarily related to the impairment of two Alt-A mortgage-backed securities

Expenses

Total expenses were $377 million, an increase of $10 million, or 3%. The increase was due to an increase in benefits, claims, losses and settlement expenses resulting from an increase in life insurance claims, as well as an increase in long term care benefits, partially offset by a decrease in auto and home claims..

Also contributing to the increase in total expense was higher DAC amortization. DAC amortization for the three months ended June 30, 2008 increased $1 million as a result of the impact of the current quarter market decline on estimated gross profit in future periods. Additionally, DAC amortization for the three months ended June 30, 2007 was reduced by favorable adjustments from recognizing increases in certain policyholder charges on select policies..

These expense increases were partially offset by a decline in general and administrative expense due to expense management initiatives.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Corporate & Other

The following table presents the results of operations of our Corporate & Other segment for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Net investment income	$12	$2	$10	# %
Other revenues	2	(1)	3	#
Total revenues	14	1	13	#
Banking and deposit interest expense	—	1	(1)	#
Total net revenues	14	—	14	#

Expenses
Distribution expenses	1	1	—	—
Interest and debt expense	28	29	(1)	(3)
Separation costs	—	63	(63)	#
General and administrative expense	31	48	(17)	(35)
Total expenses	60	141	(81)	(57)
Pretax loss	$(46)	$(141)	$95	67%

#                    Variance of 100% or greater.

Our Corporate & Other pretax segment loss was $46 million, an improvement of $95 million compared to a pretax segment loss of $141 million for the same period in 2007. The improvement was due to a decrease in separation costs of $63 million, as the separation from American Express was completed in 2007. Also contributing to the improvement was a decrease in general and administrative expense, which was due to expense management initiatives, and an increase in net investment income compared to the three month period ended June 30, 2007, which included losses related to the mark-to-market of certain equity market hedges.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Consolidated Results of Operations for the Six Months Ended June 30, 2008 and 2007

In the second quarter of 2008, we reclassified the mark-to-market adjustment on certain derivatives from net investment income to various expense lines where the mark-to-market adjustment on the related embedded derivative resides. The mark-to-market adjustment on derivatives hedging variable annuity living benefits, equity indexed annuities and stock market certificates were reclassified to benefits, claims, losses and settlement expenses, interest credited to fixed accounts and banking and deposit interest expense, respectively. Prior period amounts were reclassified to conform to the current presentation. The following table presents our consolidated results of operations for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$1,571	$1,510	$61	4%
Distribution fees	855	912	(57)	(6)
Net investment income	794	1,042	(248)	(24)
Premiums	533	523	10	2
Other revenues	315	331	(16)	(5)
Total revenues	4,068	4,318	(250)	(6)
Banking and deposit interest expense	89	133	(44)	(33)
Total net revenues	3,979	4,185	(206)	(5)

Expenses
Distribution expenses	1,058	1,011	47	5
Interest credited to fixed accounts	387	433	(46)	(11)
Benefits, claims, losses and settlement expenses	598	543	55	10
Amortization of deferred acquisition costs	298	259	39	15
Interest and debt expense	54	58	(4)	(7)
Separation costs	—	148	(148)	#
General and administrative expense	1,152	1,272	(120)	(9)
Total expenses	3,547	3,724	(177)	(5)
Pretax income	432	461	(29)	(6)
Income tax provision	31	100	(69)	(69)
Net income	$401	$361	$40	11%

#                    Variance of 100% or greater.

Overall

Consolidated net income for the six months ended June 30, 2008 was $401 million, up $40 million, or 11%, as compared to the same period a year ago. Included in consolidated net income for the six months ended June 30, 2008 were pretax net realized investment losses of $51 million, which included losses primarily related to the other-than-temporary impairment of six Alt-A mortgage-backed securities, compared to pretax net realized investment gains of $11 million in the six months ended June 30, 2007. Also included in consolidated net income for the six months ended June 30, 2007 were $148 million of pretax non-recurring separation costs.

Financial markets drove a number of impacts to our results, negatively impacting pretax earnings by $117 million in the six months ended June 30, 2008, compared to a positive impact of $42 million in the six months ended June 30, 2007. The pretax impact of equity market declines to management and financial advice fees was a negative $48 million in the six months ended June 30, 2008. The pretax impact of equity market declines on the amortization of DAC and deferred sales inducement costs (“DSIC”) was $38 million in the current period, compared to a positive impact on the amortization of DAC and DSIC of $14 million in the year-ago period. Other pretax market impacts included lower short-term interest rates on our cash and cash equivalent positions, which resulted in a negative impact of $21 million in the current period, and losses on our hedge fund and seed money investments of $12 million, compared to gains of $16 million in the year-ago period.

We also recognized $65 million and $16 million of tax benefits in the six months ended June 30, 2008 and 2007, respectively.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Net Revenues

Net revenues decreased $206 million, or 5%, to $4.0 billion for the six months ended June 30, 2008.

Management and financial advice fees increased in the six months ended June 30, 2008 to $1.6 billion, up $61 million, or 4%, from $1.5 billion in the same period a year ago. This increase was led by an increase in planning fees due to accelerated financial plan delivery standards, and net increases in wrap account assets of 3%, which increased management and financial advice fees in our Advice & Wealth Management segment by $86 million. Overall, managed assets decreased 8% from the same period in the prior year, as increases in wrap accounts and variable annuity account assets were more than offset by decreases in RiverSource and Threadneedle managed assets.

Distribution fees were $855 million, down $57 million, or 6%, due primarily to an increase in the six months ended June 30, 2007 from the sales of direct investments as clients reinvested proceeds from real estate investment trust liquidations. Partially offsetting this decline was an increase in fees resulting from positive flows in wrap account balances, up 3% from the year-ago period.

Net investment income decreased $248 million, or 24%, to $794 million, driven by decreased volume in fixed annuities and certificates and net realized investment losses. Included in net investment income were net realized investment losses on Available-for-Sale securities of $51 million in the six months ended June 30, 2008, which included $60 million of other-than-temporary impairment losses primarily related to six Alt-A mortgage-backed securities, compared to net realized investment gains of $11 million in the same period of 2007.

Premiums increased $10 million, or 2%, to $533 million. This increase was attributable to a 5% year-over-year increase in auto and home policy counts.

Other revenues decreased $16 million, or 5%, to $315 million. This decrease was due to a decline in other revenues related to certain consolidated limited partnerships, which had a corresponding decrease in general and administrative expense, offset partially by growth in our guaranteed benefit rider fees on variable annuities and in cost-of-insurance fees for VUL/UL insurance.

Banking and deposit interest expense decreased $44 million, or 33%, due to a decrease in certificate balances, which declined 3% from the same period in the prior year, as well as lower crediting rates accrued on certificates and the deconsolidation of certain limited partnerships in the fourth quarter of 2007, which was offset in net investment income.

Expenses

Total expenses decreased $177 million, or 5%, to $3.5 billion for the six months ended June 30, 2008. Total expenses in the six months ended June 30, 2007 included $148 million of non-recurring separation costs.

Distribution expenses increased $47 million, or 5%. The increase was driven by higher sales compensation resulting from the impact of product mix shift on payout rates as our franchisee advisor platform continues to grow. This increase was partially offset by the impact of lower cash sales on advisor compensation.

Interest credited to fixed accounts decreased $46 million, or 11%, reflecting a decrease related to a continued decline in fixed annuity account balances.

Benefits, claims, losses and settlement expenses increased $55 million, or 10%, driven by an increase in the cost of providing for guaranteed benefits associated with our variable annuity guaranteed living benefits, net of hedges, and after recognizing favorable valuation impacts related to SFAS 157. Also contributing to the increase in expense was an increase in life insurance claims, up 14%, and an increase in long term care benefits.

The amortization of DAC increased $39 million, or 15%, to $298 million. The increase was due to the estimated impact of the current period market decline on estimated gross profit in future periods, offset in part by a decrease in amortization driven by the increased cost of providing for variable annuity guaranteed living benefits, net of hedging. The current period included additional DAC amortization of $34 million related to market impacts, compared to an $11 million benefit in the year-ago period.

Interest and debt expense for the six months ended June 30, 2008 decreased $4 million, or 7%, from the year-ago period due to the deconsolidation of $225 million of non-recourse debt of a collateralized debt obligation in the fourth quarter of 2007.

Separation costs incurred in 2007 were primarily associated with separating and reestablishing our technology platforms. All separation costs were incurred as of December 31, 2007.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

General and administrative expense decreased 9%, or $120 million, to $1.2 billion as a result of expense management initiatives, lower legal and regulatory expenses, and a decline in expenses related to certain consolidated limited partnerships, offset in other revenue as discussed above. These declines were partially offset by increased technology-related costs.

Income Taxes

Our effective tax rate decreased to 7.2% for the six months ended June 30, 2008, compared to 21.7% for the six months ended June 30, 2007 primarily due to $65 million of tax benefits related to changes in the status of current audits and closed audits, tax planning initiatives as well as the level of tax advantaged items, relative to pretax income. The effective tax rate for the six months ended June 30, 2007 reflected a $16 million tax benefit related to the finalization of certain income tax audits.

Results of Operations by Segment for the Six Months Ended June 30, 2008 and 2007

The following tables present summary financial information by segment and a reconciliation to the consolidated totals derived from Note 14 to our Consolidated Financial Statements for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	Percent Share of Total	2007	Percent Share of Total
	(in millions, except percentages)
Total net revenues
Advice & Wealth Management	$1,827	46%	$1,913	46%
Asset Management	719	18	860	21
Annuities	972	24	1,066	25
Protection	982	25	966	23
Corporate & Other	23	1	14	—
Eliminations	(544)	(14)	(634)	(15)
Total net revenues	$3,979	100%	$4,185	100%
Total expenses
Advice & Wealth Management	$1,712	48%	$1,756	47%
Asset Management	659	18	733	20
Annuities	853	24	862	23
Protection	767	22	728	20
Corporate & Other	100	3	279	7
Eliminations	(544)	(15)	(634)	(17)
Total expenses	$3,547	100%	$3,724	100%

Pretax income (loss)
Advice & Wealth Management	$115	27%	$157	34%
Asset Management	60	14	127	27
Annuities	119	27	204	44
Protection	215	50	238	52
Corporate & Other	(77)	(18)	(265)	(57)
Pretax income	$432	100%	$461	100%

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

The following table presents the results of operations of our Advice & Wealth Management segment for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$719	$633	$86	14%
Distribution fees	1,025	1,160	(135)	(12)
Net investment income	133	209	(76)	(36)
Other revenues	39	34	5	15
Total revenues	1,916	2,036	(120)	(6)
Banking and deposit interest expense	89	123	(34)	(28)
Total net revenues	1,827	1,913	(86)	(4)

Expenses
Distribution expenses	1,149	1,177	(28)	(2)
General and administrative expense	563	579	(16)	(3)
Total expenses	1,712	1,756	(44)	(3)
Pretax income	$115	$157	$(42)	(27)%

Our Advice & Wealth Management segment pretax income was $115 million, down 27% from $157 million.

Net Revenues

Management and financial advice fees increased $86 million, or 14%, as compared to the year-ago period. The increase was led by net increases in wrap account assets of 3% from June 30, 2007 to June 30, 2008 as continued positive net flows were partially offset by market declines. Also contributing to the increase was an increase in planning fees resulting from accelerated financial plan delivery standards.

Distribution fees declined $135 million, or 12%, as fees for the six months ended June 30, 2007 included an increase from the sales of direct investments as clients reinvested proceeds from real estate investment trust liquidations.

Net investment income decreased $76 million, or 36%, due to net realized investment losses of $21 million in the six months ended June 30, 2008, including $22 million of other-than-temporary impairments primarily related to two AAA-rated Alt-A mortgage-backed securities, compared to net losses of $1 million in the year-ago period. Also contributing to the decline in net investment income were lower average account balances in certificate products.

Banking and deposit interest expense decreased $34 million, or 28%, due to a decrease in certificate balances, lower crediting rates accrued on certificates, and the impact of hedges for stock market certificates.

Expenses

Total expenses decreased $44 million, or 3%, driven by a decrease in distribution expenses as a result of the lower cash sales mentioned above. General and administrative expense decreased due to our continued expense management initiatives which were offset partially by increased technology costs.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients.

The following table presents the results of operations of our Asset Management segment for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$591	$627	$(36)	(6)%
Distribution fees	140	166	(26)	(16)
Net investment income	3	39	(36)	(92)
Other revenues	(12)	38	(50)	#
Total revenues	722	870	(148)	(17)
Banking and deposit interest expense	3	10	(7)	(70)
Total net revenues	719	860	(141)	(16)

Expenses
Distribution expenses	229	229	—	—
Amortization of deferred acquisition costs	13	19	(6)	(32)
General and administrative expense	417	485	(68)	(14)
Total expenses	659	733	(74)	(10)
Pretax income	$60	$127	$(67)	(53)%

#                    Variance of 100% or greater.

Our Asset Management segment pretax income was $60 million, a decline of 53% from $127 million.

Net Revenues

Management and financial advice fees declined $36 million, or 6%, driven by an 11% decrease in assets under management due to net outflows of RiverSource and Threadneedle funds of $5.1 billion and $5.0 billion, respectively, during the six months ended June 30, 2008, as well as the impact of equity market declines. RiverSource net outflows in the current year were primarily due to reduced mutual fund sales as well as anticipated outflows of institutional assets of a former affiliate. Redemption rates for RiverSource Funds remained stable. Threadneedle experienced anticipated outflows of lower-margin institutional assets and outflows of hedge fund assets due to a change in portfolio manager.

Distribution fees declined due primarily to lower sales of loaded funds.

The decline in net investment income was due to losses on the value of seed money investments, driven by a declining market, as well as the deconsolidation of certain limited partnerships in the fourth quarter of 2007, which is offset in banking and deposit interest expense.

The decline in other revenues was due to decreases in revenue related to certain consolidated limited partnerships, which had a corresponding decrease in expense.

Expenses

Total expenses decreased $74 million, or 10%, due to a decrease in general and administrative expense. The primary drivers of this decline were a decrease in expenses related to certain consolidated limited partnerships, which corresponds with the decline in other revenues noted above, as well as a decline resulting from expense management initiatives.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Annuities

Our Annuities segment provides RiverSource Life variable and fixed annuity products to our retail clients primarily through our Advice & Wealth Management segment and to the retail clients of unaffiliated advisors through third-party distribution.

The following table presents the results of operations of our Annuities segment for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$256	$242	$14	6%
Distribution fees	142	127	15	12
Net investment income	474	611	(137)	(22)
Premiums	39	46	(7)	(15)
Other revenues	61	40	21	53
Total net revenues	972	1,066	(94)	(9)

Expenses
Distribution expenses	92	96	(4)	(4)
Interest credited to fixed accounts	316	364	(48)	(13)
Benefits, claims, losses and settlement expenses	147	114	33	29
Amortization of deferred acquisition costs	185	165	20	12
General and administrative expense	113	123	(10)	(8)
Total expenses	853	862	(9)	(1)
Pretax income	$119	$204	$(85)	(42)%

Our Annuities segment pretax income was $119 million, down 42% from $204 million.

Net Revenues

Management and financial advice fees related to variable annuities increased $14 million, or 6%, driven by positive net flows, partially offset by market declines.

The increase in distribution fees was driven by positive net flows in variable annuity accounts.

Net investment income decreased due to declining average fixed annuity account balances and $25 million in net realized investment losses, including $30 million of other-than-temporary impairments primarily related to the impairment of four Alt-A mortgage-backed securities, compared to $6 million of net realized gains in the year-ago period.

The decline in premiums was attributable to lower sales of immediate annuities with life contingencies.

The increase in other revenues was due to an increase in our guaranteed benefit rider fees on variable annuities, driven by volume increases.

Expenses

Total expenses decreased $9 million, or 1%. The decrease was due to a decrease in interest credited to fixed accounts, which was driven by declining fixed annuity account balances, down 14% from the year-ago period

Also contributing to the decline was a decrease in general and administrative expense due to expense management initiatives.

Partially offsetting the declines was an increase in benefits, claims, losses and settlement expenses driven by an increase in the cost of providing for variable annuity living benefits, net of hedges, and after recognizing favorable valuation impacts related to SFAS 157. The cost of providing for variable annuity guaranteed death benefits was also higher in the six months ended June 30, 2008 than in the year-ago period.

The increase in the amortization of DAC was attributable to the estimated impact of the current period market decline on estimated gross profit in future periods, offset in part by a decrease in amortization driven by the increased cost of providing for variable annuity guaranteed living benefits, net of hedging. The current period included additional DAC amortization of $31 million related to market impacts, compared to a $10 million benefit in the year-ago period.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Protection

Our Protection segment offers a variety of protection products to address the identified protection and risk management needs of our retail clients including life, disability income and property-casualty insurance.

The following table presents the results of operations of our Protection segment for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$31	$33	$(2)	(6)%
Distribution fees	52	51	1	2
Net investment income	168	176	(8)	(5)
Premiums	509	494	15	3
Other revenues	223	213	10	5
Total revenues	983	967	16	2
Banking and deposit interest expense	1	1	—	—
Total net revenues	982	966	16	2

Expenses
Distribution expenses	31	32	(1)	(3)
Interest credited to fixed accounts	71	69	2	3
Benefits, claims, losses and settlement expenses	451	429	22	5
Amortization of deferred acquisition costs	100	75	25	33
General and administrative expense	114	123	(9)	(7)
Total expenses	767	728	39	5
Pretax income	$215	$238	$(23)	(10)%

Our Protection segment pretax income was $215 million, down 10% from $238 million.

Net Revenues

Net revenues were $982 million, an increase of $16 million, or 2%. This increase was due to a 5% increase in auto and home policy counts, which drove higher premiums, as well as an increase in other revenues, due to higher cost-of-insurance fees for VUL/UL insurance resulting from volume increases. These increases were partially offset by a decline in investment income from fixed maturities and $4 million of net realized investment losses, which included $6 million of other-than-temporary impairments primarily related to the impairment of three Alt-A mortgage-backed securities, compared to $1 million of net realized investment gains in the year-ago period.

Expenses

Total expenses were $767 million, an increase of $39 million, or 5%. The increase was due to an increase in benefits, claims, losses and settlement expenses resulting from higher auto and home claims and increases to auto and home reserves as a result of volume increases, as well as an increase in life insurance claims and an increase in long term care benefits. Expenses in the first half of 2007 included an unfavorable $12 million adjustment in reserves for disability income insurance claims.

DAC amortization for the six months ended June 30, 2008 increased as a result of the impact of the current period market decline on estimated gross profit in future periods. DAC amortization for the six months ended June 30, 2007 was reduced by favorable adjustments from recognizing increases in certain policyholder charges on select policies.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Corporate & Other

The following table presents the results of operations of our Corporate & Other segment for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Net investment income	$20	$11	$9	82%
Other revenues	4	6	(2)	(33)
Total revenues	24	17	7	41
Banking and deposit interest expense	1	3	(2)	(67)
Total net revenues	23	14	9	64
Expenses
Distribution expense	1	1	—	—
Interest and debt expense	54	58	(4)	(7)
Separation costs	—	148	(148)	#
General and administrative expense	45	72	(27)	(38)
Total expenses	100	279	(179)	(64)
Pretax loss	$(77)	$(265)	$188	71%

#                    Variance of 100% or greater.

Our Corporate & Other pretax segment loss was $77 million, an improvement of $188 million compared to a pretax segment loss of $265 million for the same period in 2007. The improvement was due to a decrease in separation costs of $148 million, as the separation from American Express was completed in 2007. Also contributing to the improvement was a decrease in general and administrative expense which was due to expense management initiatives, and an increase in net investment income compared to the year-ago period, which included losses related to the mark-to-market of certain equity market hedges.

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

There have been no material changes in our net risk exposure to pretax income based on our sources of market risk during the six months ended June 30, 2008, except for our interest rate risk exposure related to our variable annuity riders. The guaranteed benefits associated with our variable annuities are guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”), guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) options. Each of the guaranteed benefits mentioned above guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

Interest Rate Risk - Variable Annuity Riders

The GMAB and the non-life contingent benefits associated with the GMWB provisions create embedded derivatives which are carried at fair value separately from the underlying host variable annuity contract. Increases in interest rates reduce the fair value of the GMWB and GMAB liabilities. At June 30, 2008, if interest rates had hypothetically increased by 100 basis points, and remain at that level for 12 months, we estimate that the fair value of our GMWB and GMAB liabilities would decrease by $133 million and $28 million, respectively, with a favorable impact to pretax income. The GMWB and GMAB interest rate exposure is hedged with a portfolio of longer dated put and call derivatives and interest rate swaps. During the three months ended June 30, 2008, we continued to adjust the hedge portfolio to reflect the sensitivity of the liabilities. At June 30, 2008, we estimate that for a hypothetical 100 basis point increase in interest rates sustained for a 12 month period, the negative impact of the derivatives on pretax income would be $147 million. Of the $147 million, $123 million is attributable to our GMWB and $24 million is attributable to our GMAB. At June 30, 2008, we estimate that the net impact on pretax income would be a favorable $4 million, which consists of a favorable impact of $10 million for GMWB and $4 million attributable to GMAB, and a $10 million negative impact related to DAC amortization. At December 31, 2007, we estimated that the net combined impact of these same items on pretax income would be a favorable $14 million.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Nonperformance Risk – Variable Annuity Riders

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) requires companies to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for these liabilities, we considered the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjusted the valuation of variable annuity riders by updating certain policyholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is specific to the risk of RiverSource Life Insurance Company (“RiverSource Life”) and RiverSource Life Insurance Co. of New York not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a significant spread over the LIBOR swap curve as of June 30, 2008. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $23 million, net of DAC and DSIC amortization and income taxes, based on June 30, 2008 credit spreads.

Credit Risk

We are exposed to credit risk within our investment portfolio, which includes loans, and through derivative and reinsurance counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. Our potential derivative credit exposure to each counterparty is aggregated with all of our other exposures to the counterparty to determine compliance with established credit guidelines at the time we enter into a derivative transaction. We manage credit risk through fundamental credit analysis, issuer and industry concentration guidelines, and diversification requirements. These guidelines and oversight of credit risk are managed through our comprehensive enterprise risk management program that includes members of senior management.

We manage the risk of adverse default experience on these investments by applying disciplined fundamental credit analysis and underwriting standards, prudently limiting exposures to lower-quality, higher-yielding investments, and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, our exposures from all types of transactions are aggregated and managed in relation to guidelines set by risk tolerance thresholds and external and internal rating quality. We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long term historical average used in pricing.

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

Additionally, we reinsure a portion of the insurance risks associated with our life, disability income, long term care and auto and home insurance products through reinsurance agreements with unaffiliated reinsurance companies. Reinsurance is used in order to limit losses, reduce exposure to large risks and provide additional capacity for future growth. To manage exposure to losses from reinsurer insolvencies, the financial condition of reinsurers is evaluated prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. Our insurance companies remain primarily liable as the direct insurers on all risks reinsured.

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

Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but may not conform to government-sponsored standards. We have exposure to these types of loans only through mortgage-backed and asset-backed securities. The slow down in the U.S. housing market, combined with relaxed underwriting standards by some originators, has recently led to higher delinquency and loss rates for some of these investments. As a part of our risk management process, an internal rating system is used in conjunction with market data as the basis of analysis to assess the likelihood that we will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, we perform our own assessment of projected cash flows incorporating assumptions about

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

default rates, prepayment speeds, loss severity, and geographic concentrations to determine if an other-than-temporary impairment should be recognized. Based on this analysis, other than the six Alt-A mortgage-backed securities that had credit-related impairments recorded in the six months ended June 30, 2008, all contractual payments are expected to be received.

The following table presents, as of June 30, 2008, our residential mortgage-backed and asset-backed securities backed by sub-prime and Alt-A mortgage loans by credit rating and vintage year. For presentation in this table, other-than-temporarily impaired securities are shown at their internal rating of BB and below (amounts in millions):

	AAA		AA		A		BBB		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Sub-prime
2003 & prior	$2	$1	$—	$—	$—	$—	$—	$—	$—	$—	$2	$1
2004	14	12	9	7	—	—	10	10	—	—	33	29
2005	97	90	6	4	—	—	3	2	—	—	106	96
2006	65	59	52	45	—	—	—	—	—	—	117	104
2007	—	—	—	—	—	—	—	—	15	5	15	5
2008	12	12	—	—	—	—	—	—	—	—	12	12
Total Sub-prime	$190	$174	$67	$56	$—	$—	$13	$12	$15	$5	$285	$247

Alt-A
2003 & prior	$8	$8	$—	$—	$—	$—	$—	$—	$—	$—	$8	$8
2004	92	84	28	16	—	—	—	—	—	—	120	100
2005	447	375	80	51	5	4	—	—	20	20	552	450
2006	374	258	—	—	—	—	—	—	50	50	424	308
2007	283	214	—	—	—	—	—	—	—	—	283	214
2008	—	—	—	—	—	—	—	—	—	—	—	—
Total Alt-A	$1,204	$939	$108	$67	$5	$4	$—	$—	$70	$70	$1,387	$1,080

Grand Total	$1,394	$1,113	$175	$123	$5	$4	$13	$12	$85	$75	$1,672	$1,327

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during the second quarter of 2008. At June 30, 2008, we had $3.4 billion in cash and cash equivalents, down from $3.8 billion at December 31, 2007. We have additional liquidity available through an unsecured revolving credit facility for $750 million that expires in September 2010. Under the terms of the underlying credit agreement, we can increase this facility to $1.0 billion. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this credit facility and had $2 million of outstanding letters of credit at June 30, 2008. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

The following table summarizes the ratings for Ameriprise Financial, Inc. and certain of its subsidiaries as of the date of this filing:

	A.M. Best Company	Standard & Poor’s Rating Services	Moody’s Investors Service, Inc.	Fitch Ratings Ltd.
Claims Paying Ratings
RiverSource Life	A+	AA-	Aa3	AA-
IDS Property Casualty Insurance Company	A	N/R	N/R	N/R
Credit Ratings
Ameriprise Financial, Inc.	a-	A	A3	A-

On July 10, 2008, Standard & Poor’s Ratings Services (“S&P”) raised its counterparty credit rating on Ameriprise Financial, Inc. to ‘A’ from ‘A-’ and indicated its ratings outlook on our company as stable, citing our strong balance sheet and strong cash coverage of our stable life insurance and asset management operations, supported by an innovative financial advisory distribution channel. These positive factors are somewhat offset by sensitivity to equity-market and debt-market volatility and competitive pressure in our key segments. At the same time, S&P affirmed its ‘AA-’ counterparty credit and financial strength ratings on our life insurance subsidiaries, RiverSource Life and RiverSource Life Insurance Co. of New York.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

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

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital as of
	June 30, 2008	December 31, 2007	Regulatory Capital Requirement
		(in millions)
RiverSource Life Insurance Company(1)(2)	$2,579	$3,017	$442
RiverSource Life Insurance Co. of New York(1)(2)	278	288	34
IDS Property Casualty Insurance Company(1)(3)	443	424	120
Ameriprise Insurance Company(1)(3)	46	49	2
Ameriprise Certificate Company(4)	237	210	202
Threadneedle Asset Management Holdings Limited(5)	340	232	119
Ameriprise Bank, FSB(6)	56	143	56
Ameriprise Financial Services, Inc.(3)(4)	149	102	#
Ameriprise Captive Insurance Company	17	16	14
Ameriprise Trust Company(3)	46	60	34
American Enterprise Investment Services, Inc.(3)(4)	86	56	5
Securities America, Inc.(3)(4)	13	13	#
RiverSource Distributors, Inc.(3)(4)	38	30	#

#	Amounts are less than $1 million.
(1)	Actual capital is determined on a statutory basis.
(2)	Regulatory capital requirement is based on the most recent annual statutory risk-based capital filing, as of December 31, 2007.
(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of June 30, 2008.
(4)	Actual capital is determined on an adjusted GAAP basis.
(5)

Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The actual capital requirement and the regulatory capital requirement for June 30, 2008 are as of December 31, 2007. The actual capital requirement for December 31, 2007 is as of June 30, 2007.

(6)	Ameriprise Bank holds capital in compliance with the Federal Deposit Insurance Corporation policy regarding de novo depository institutions.

In addition to the particular regulations restricting dividend payments and establishing subsidiary capitalization requirements, we take into account the overall health of the business, capital levels and risk management considerations in determining a dividend strategy for payments to our company from our subsidiaries, and in deciding to use cash to make capital contributions to our subsidiaries. During the six months ended June 30, 2008, Ameriprise Financial, Inc. received cash dividends and made cash contributions to subsidiaries of $570 million and $35 million, respectively. Of the dividends received for the six months ended June 30, 2008, $400 million came from RiverSource Life. During the six months ended June 30, 2007, Ameriprise Financial, Inc. received cash dividends and made cash contributions to subsidiaries of $440 million and $40 million, respectively. Of the dividends received for the six months ended June 30, 2007, $250 million came from RiverSource Life.

Share Repurchases and Dividends Paid to Shareholders

We have a share repurchase program in place to return excess capital to shareholders. During the six months ended June 30, 2008 and 2007, we repurchased a total of 10.4 million and 8.2 million shares, respectively, of our common stock at an average price of $50.08 and $60.30, respectively. As of June 30, 2008, we had $1.4 billion remaining under share repurchase authorizations.

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

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

We paid regular quarterly cash dividends to our shareholders totaling $68 million and $63 million for the six months ended June 30, 2008 and 2007, respectively.

On July 23, 2008, our Board of Directors declared a regular quarterly cash dividend of $0.17 per common share. The dividend will be paid on August 22, 2008 to our shareholders of record at the close of business on August 8, 2008.

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2008 was $200 million compared to $88 million for the six months ended June 30, 2007, an increase of $112 million. The increase was primarily related to lower investments in hedge funds compared to the prior year period and a $100 million payment in the first half of 2007 related to the settlement of the consolidated securities class action lawsuit. In addition, the completion of separation costs in the second half of 2007 had a positive impact on operating cash flows for the first half of 2008. These positives were partially offset by higher net payments for income taxes in the first half of 2008 compared to the prior year period.

Cash Flows from Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net outflows of our investment certificate, fixed annuity and universal life products reflected in financing activities.

Net cash provided by investing activities for the six months ended June 30, 2008 was $381 million compared to $3.4 billion for the six months ended June 30, 2007, a decrease of $3.0 billion. The decrease was primarily due to a $2.5 billion decrease in proceeds from sales of Available-for-Sale securities partly due to lower net outflows of our investment certificates and fixed annuities compared to the prior year period. In addition, we purchased $1.0 billion more of Available-for-Sale securities in the six months ended June 30, 2008 compared to the prior year period, partially offset by $579 million increase in cash proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities. These decreases were also offset by an increase in cash of $247 million related to the change in restricted cash compared to the prior year period. The $197 million positive cash flow from the change in restricted cash for the six months ended June 30, 2008 primarily related to the liquidation of certain hedge funds consolidated under EITF 04-5.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2008 was $1.0 billion compared to $2.9 billion for the six months ended June 30, 2007, a decrease of $1.9 billion. Net cash from policyholder and contractholder account values increased $984 million from the prior year period primarily due to lower net out flows in fixed annuities as a result of the market environment and sales initiatives. Proceeds from additions of investment certificates increased $464 million due to an increase in sales of investment certificates as a result of a sales promotion we began in April 2008. Maturities, withdrawals and cash surrenders of investment certificates and banking time deposits were $401 million lower compared to the prior year period, resulting in less cash used in financing activities.

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

AMERIPRISE FINANCIAL, INC.

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

This report contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those described in these forward-looking statements. We have made various forward-looking statements in this report. Examples of such forward-looking statements include:

•                  statements of our plans, intentions, expectations, objectives or goals, including those relating to asset flows, mass affluent and affluent client acquisition strategy, financial advisor retention and enrollments, general and administrative costs, consolidated tax rate, and excess capital position;

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

•                  our capital structure including ratings and indebtedness, limitations on subsidiaries to pay dividends, and the extent, manner, terms and timing of any share repurchases we may effect;

•                  risks of default by issuers or guarantors of investments we own or by counterparties to hedge, derivative, insurance or reinsurance arrangements;

•                  experience deviations from our assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products, or from assumptions regarding market volatility underlying our hedges on guaranteed benefit annuity riders;

•                  the impacts of our efforts to improve distribution economics and to grow third-party distribution of our products;

•                  our ability to complete the acquisition opportunities we negotiate, and to realize the financial, operating and business fundamental benefits we plan for those opportunities;

•                  our ability to realize benefits from reengineering and tax planning; and

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2008 we made certain changes to internal controls over financial reporting related to the implementation of a new general ledger system. The system changes were not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

AMERIPRISE FINANCIAL, INC.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in Note 11 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of our 2007 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of 2008:

(a)	(b)			(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)

April 1 to April 30, 2008
Share repurchase program(1)	1,607,127	$50.45	(3)	1,607,127	$67,356,786
Share repurchase program(2)	—	$—		—	$1,500,000,000
Employee transactions(4)	2,212	$55.06		N/A	N/A

May 1 to May 31, 2008
Share repurchase program(1)	1,356,676	$49.65	(3)	1,356,676	$—
Share repurchase program(2)	1,018,324	$47.24	(3)	1,018,324	$1,451,890,249
Employee transactions(4)	1,115	$46.80		N/A	N/A

June 1 to June 30, 2008
Share repurchase program(2)	1,157,341	$45.91	(3)	1,157,341	$1,398,753,272
Employee transactions(4)	37,738	$46.35		N/A	N/A

Totals
Share repurchase program	5,139,468	$48.58		5,139,468
Employee transactions	41,065	$46.83		N/A
	5,180,533			5,139,468

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

(2)    On April 22, 2008, we announced that our Board of Directors authorized us to repurchase up to $1.5 billion worth of our common stock through April 22, 2010. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through block trades or other means.

(3)    Includes commissions and other transaction costs of approximately $0.02 per share.

(4)    Restricted shares withheld pursuant to the terms of awards under the amended and revised Ameriprise Financial 2005 Incentive Compensation Plan (the “Plan”) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Plan provides that the value of the shares withheld shall be the average of the high and low prices of common stock of Ameriprise Financial, Inc. on the date the relevant transaction occurs.

ITEM 6.  EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: August 4, 2008	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date: August 4, 2008	By	/s/ David K. Stewart
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