Form 10-Q
period 2008-09-30
AMERIPRISE FINANCIAL INC
filed 2008-11-05
CIK 820027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2008
Common Stock (par value $.01 per share)	216,598,221 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008		2007	2008	2007
Revenues
Management and financial advice fees	$721		$798	$2,292	$2,308
Distribution fees	376		435	1,231	1,347
Net investment income	62		501	856	1,543
Premiums	276		269	809	792
Other revenues	249		165	564	496
Total revenues	1,684		2,168	5,752	6,486
Banking and deposit interest expense	43		57	132	190
Total net revenues	1,641		2,111	5,620	6,296

Expenses
Distribution expenses	473		519	1,531	1,530
Interest credited to fixed accounts	200		212	587	645
Benefits, claims, losses and settlement expenses	196		360	794	903
Amortization of deferred acquisition costs	240		128	538	387
Interest and debt expense	27		27	81	85
Separation costs	—		60	—	208
General and administrative expense	667		588	1,819	1,860
Total expenses	1,803		1,894	5,350	5,618
Pretax income (loss)	(162)		217	270	678
Income tax provision (benefit)	(92)		19	(61)	119
Net income (loss)	$(70)		$198	$331	$559

Earnings (loss) per common share
Basic	$(0.32)		$0.84	$1.48	$2.35
Diluted	$(0.32	)(1)	$0.83	$1.46	$2.32

Weighted average common shares outstanding
Basic	219.1		235.4	223.6	237.8
Diluted	221.7		239.2	226.4	241.4

Cash dividends paid per common share	$0.17		$0.15	$0.47	$0.41

(1)	Diluted shares used in this calculation represent basic shares due to the net loss. Using actual diluted shares would result in anti-dilution.

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$4,043	$3,836
Investments	28,101	30,625
Separate account assets	52,762	61,974
Receivables	3,921	3,441
Deferred acquisition costs	4,473	4,503
Restricted and segregated cash	1,837	1,332
Other assets	4,013	3,519
Total assets	$99,150	$109,230

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$26,981	$27,446
Separate account liabilities	52,762	61,974
Customer deposits	7,727	6,201
Debt	2,080	2,018
Accounts payable and accrued expenses	758	1,187
Other liabilities	2,125	2,594
Total liabilities	92,433	101,420

Shareholders’ Equity:
Common shares ($.01 par value; shares authorized,1,250,000,000; shares issued, 256,334,767 and 255,925,436, respectively)	3	3
Additional paid-in capital	4,704	4,630
Retained earnings	5,004	4,811
Treasury shares, at cost (39,691,488 and 28,177,593 shares, respectively)	(2,021)	(1,467)
Accumulated other comprehensive loss, net of tax:
Net unrealized securities losses	(946)	(168)
Net unrealized derivatives losses	(8)	(6)
Foreign currency translation adjustments	(45)	(19)
Defined benefit plans	26	26
Total accumulated other comprehensive loss	(973)	(167)
Total shareholders’ equity	6,717	7,810
Total liabilities and shareholders’ equity	$99,150	$109,230

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$331	$559
Adjustments to reconcile net income to net cash provided by operating activities:
Capitalization of deferred acquisition and sales inducement costs	(547)	(682)
Amortization of deferred acquisition and sales inducement costs	599	423
Depreciation and amortization	144	125
Deferred income tax expense (benefit)	(187)	48
Share-based compensation	114	110
Net realized investment gains	(5)	(28)
Other-than-temporary impairments and provision for loan losses	380	(18)
Premium and discount amortization	70	84
Changes in operating assets and liabilities:
Segregated cash	(663)	107
Trading securities and equity method investments in hedge funds, net	115	(19)
Future policy benefits and claims, net	220	185
Receivables	(588)	(262)
Brokerage deposits	834	(77)
Accounts payable and accrued expenses	(413)	(130)
Other, net	(143)	(43)
Net cash provided by operating activities	261	382

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	316	3,021
Maturities, sinking fund payments and calls	2,864	2,153
Purchases	(2,393)	(907)
Proceeds from sales and maturities of commercial mortgage loans	265	410
Funding of commercial mortgage loans	(88)	(338)
Proceeds from sale of AMEX Assurance	—	115
Proceeds from sales of other investments	40	106
Purchase of other investments	(345)	(57)
Purchase of land, buildings, equipment and software	(100)	(199)
Proceeds from sale of land, buildings, equipment and other	—	8
Change in policy loans, net	(26)	(32)
Change in restricted cash	151	(82)
Change in consumer banking loans and credit card receivables, net	(60)	86
Other, net	3	(6)
Net cash provided by investing activities	627	4,278

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

(in millions)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	$1,813	$647
Maturities, withdrawals and cash surrenders	(1,033)	(1,454)
Change in other banking deposits	(87)	205
Policyholder and contractholder account values:
Consideration received	1,569	795
Net transfers to separate accounts	—	7
Surrenders and other benefits	(2,223)	(2,928)
Dividends paid to shareholders	(105)	(98)
Proceeds from debt	73	—
Principal repayments of debt	(6)	(28)
Repurchase of common shares	(636)	(698)
Exercise of stock options	9	30
Excess tax benefits from share-based compensation	7	40
Other, net	(38)	51
Net cash used in financing activities	(657)	(3,431)

Effect of exchange rate changes on cash	(24)	13
Net increase in cash and cash equivalents	207	1,242
Cash and cash equivalents at beginning of period	3,836	2,760
Cash and cash equivalents at end of period	$4,043	$4,002

Supplemental Disclosures:
Interest paid on debt	$61	$75
Income taxes paid, net	165	92

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(in millions, except share amounts)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2006	241,391,431	$3	$4,353	$4,268	$(490)	$(209)	$7,925
Change in accounting principles	—	—	—	(138)	—	—	(138)
Comprehensive income:
Net income	—	—	—	559	—	—	559
Change in net unrealized securities losses	—	—	—	—	—	(39)	(39)
Change in net unrealized derivatives losses	—	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	—	3	3
Total comprehensive income	—	—	—	—	—	—	519
Dividends paid to shareholders	—	—	—	(98)	—	—	(98)
Repurchase of common shares	(11,749,269)	—	—	—	(690)	—	(690)
Share-based compensation plans	2,775,055	—	186	—	—	—	186
Other, net	—	—	54	—	—	—	54
Balances at September 30, 2007	232,417,217	$3	$4,593	$4,591	$(1,180)	$(249)	$7,758

Balances at December 31, 2007	227,747,843	$3	$4,630	$4,811	$(1,467)	$(167)	$7,810
Change in accounting principle	—	—	—	(30)	—	—	(30)
Comprehensive income:
Net income	—	—	—	331	—	—	331
Change in net unrealized securities losses	—	—	—	—	—	(778)	(778)
Change in net unrealized derivatives losses	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	(26)	(26)
Total comprehensive loss	—	—	—	—	—	—	(475)
Dividends paid to shareholders	—	—	—	(105)	—	—	(105)
Repurchase of common shares	(13,293,913)	—	—	—	(636)	—	(636)
Share-based compensation plans	2,189,349	—	74	(3)	82	—	153
Balances at September 30, 2008	216,643,279	$3	$4,704	$5,004	$(2,021)	$(973)	$6,717

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table shows the impact of the new captions and the reclassifications made to the Company’s previously reported Consolidated Statements of Income:

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Previously Reported	Reclassified	Previously Reported	Reclassified
	(in millions)
Revenues
Management and financial advice fees	$878	$798	$2,532	$2,308
Distribution fees	352	435	1,111	1,347
Net investment income	552	501	1,555	1,543
Premiums	246	269	725	792
Other revenues	174	165	524	496
Total revenues	2,202	2,168	6,447	6,486
Banking and deposit interest expense	—	57	—	190
Total net revenues	2,202	2,111	6,447	6,296

Expenses
Compensation and benefits	855	—	2,602	—
Distribution expenses	—	519	—	1,530
Interest credited to fixed accounts	282	212	872	645
Benefits, claims, losses and settlement expenses	383	360	832	903
Amortization of deferred acquisition costs	128	128	387	387
Interest and debt expense	29	27	93	85
Separation costs	60	60	208	208
Other expenses	248	—	775	—
General and administrative expense	—	588	—	1,860
Total expenses	1,985	1,894	5,769	5,618
Pretax income	217	217	678	678
Income tax provision	19	19	119	119
Net income	$198	$198	$559	$559

The Company has reclassified certain prior year balances in the Consolidated Statements of Cash Flows related to consumer banking loans and credit card receivables. The Company previously classified the change in these balances as an operating activity in its Consolidated Statements of Cash Flows. The Company has reclassified the net of origination and principal collection of consumer banking loans and credit card receivables as an investing activity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95 “Statement of Cash Flows” and SFAS No. 104 “Statement of Cash Flows—Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions.”

2.     Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which was effective upon issuance, including prior periods for which financial statements have not been issued. FSP 157-3 clarifies the application of SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) in a market that is not active and provides an example of key considerations to determine the fair value of financial assets when the market for those assets is not active. The adoption of FSP 157-3 did not have a material effect on the Company’s consolidated results of operations and financial condition.

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards with nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for periods beginning after December 15, 2008 with early adoption prohibited. FSP EITF 03-6-1 requires that all prior-period earnings per share data be adjusted retrospectively to conform with the FSP provisions. The Company does not expect the adoption of EITF 03-6-1 to have a material effect on its earnings per share and consolidated results of operations.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires disclosures regarding the objectives for using derivative instruments, the fair value of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the impact of SFAS 161 on its disclosures. The Company’s adoption of SFAS 161 will not impact its consolidated results of operations and financial condition.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes the accounting and reporting for ownership interest in subsidiaries not attributable, directly or indirectly, to a parent. SFAS 160 requires that noncontrolling (minority) interests be classified as equity (instead of as a liability) within the consolidated balance sheet, and net income attributable to both the parent and the noncontrolling interest be disclosed on the face of the consolidated statement of income. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early adoption prohibited. The provisions of SFAS 160 are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively to all periods presented. The Company is currently evaluating the impact of SFAS 160 on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). As of December 31, 2006, the Company adopted the recognition provisions of SFAS 158 which require an entity to recognize the overfunded or underfunded status of an employer’s defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company’s adoption of this provision did not have a material effect on the consolidated results of operations and financial condition. Effective for fiscal years ending after December 15, 2008, SFAS 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. As of December 31, 2008, the Company will adopt the measurement provisions of SFAS 158 which will not have a material effect on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 that require retrospective application. Any retrospective application will be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. The Company adopted SFAS 157 effective January 1, 2008 and recorded a cumulative effect reduction to the opening balance of retained earnings of $30 million, net of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization and income taxes. This reduction to retained earnings was related to adjusting the fair value of certain derivatives the Company uses to hedge its exposure to market risk related to certain variable annuity riders. The Company initially recorded these derivatives in accordance with EITF Issue No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”). SFAS 157 nullifies the guidance in EITF 02-3 and requires these derivatives to be marked to the price the Company would receive to sell the derivatives to a market participant (an exit price). The adoption of SFAS 157 also resulted in adjustments to the fair value of the Company’s embedded derivative liabilities associated with certain variable annuity riders. Since there is no market for these liabilities, the Company considered the assumptions participants in a hypothetical market would make to determine an exit price. As a result, the Company adjusted the valuation of these liabilities by updating certain policyholder assumptions, adding explicit margins to provide for profit, risk, and expenses, and adjusting the rate used to discount expected cash flows to reflect a current market estimate of the Company’s risk of nonperformance specific to these liabilities. These adjustments resulted in an adoption impact of a $4 million increase

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

in earnings, net of DAC and DSIC amortization and income taxes, at January 1, 2008. The nonperformance risk component of the adjustment is specific to the risk of RiverSource Life Insurance Company (“RiverSource Life”) and RiverSource Life Insurance Co. of New York not fulfilling these liabilities. As the Company’s estimate of this credit spread widens or tightens, the liability will decrease or increase.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.     Investments

The following is a summary of investments:

	September 30, 2008	December 31, 2007
	(in millions)
Available-for-Sale securities, at fair value	$23,495	$25,931
Commercial mortgage loans, net	2,921	3,097
Trading securities, at fair value, and equity method investments in hedge funds	374	504
Policy loans	730	706
Other investments	581	387
Total	$28,101	$30,625

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Gross realized gains from sales	$4	$16	$15	$50
Gross realized losses from sales	(8)	(1)	(10)	(22)
Other-than-temporary impairments	(313)	—	(373)	(2)

The Company regularly reviews Available-for-Sale securities for impairments in value considered to be other-than-temporary. The cost basis of securities that are determined to be other-than-temporarily impaired is written down to current fair value with a corresponding charge to net income. A write-down for impairment can be recognized for both credit-related events and for change in fair value due to changes in interest rates. Once a security is written down to fair value through net income, any subsequent recovery in value cannot be recognized in net income until the principal is returned.

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

For the three months and nine months ended September 30, 2008, other-than-temporary impairments of $313 million and $373 million, respectively, primarily related to credit-related losses in Lehman Brothers securities, Washington Mutual securities and non-agency residential mortgage-backed securities.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Available-for-Sale Securities

Available-for-Sale securities distributed by type were as follows:

	September 30, 2008
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$13,551	$33	$(991)	$12,593
Mortgage and other asset-backed securities	9,968	36	(499)	9,505
State and municipal obligations	1,033	4	(114)	923
U.S. government and agencies obligations	258	8	(1)	265
Foreign government bonds and obligations	95	12	—	107
Common and preferred stocks	54	6	(11)	49
Structured investments	35	—	—	35
Other debt	18	—	—	18
Total	$25,012	$99	$(1,616)	$23,495

	December 31, 2007
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$14,158	$113	$(328)	$13,943
Mortgage and other asset-backed securities	10,517	38	(162)	10,393
State and municipal obligations	1,038	14	(17)	1,035
U.S. government and agencies obligations	322	7	(1)	328
Foreign government bonds and obligations	97	15	—	112
Common and preferred stocks	53	6	(1)	58
Structured investments	46	—	—	46
Other debt	16	—	—	16
Total	$26,247	$193	$(509)	$25,931

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2008
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Corporate debt securities	$6,889	$(376)	$3,697	$(615)	$10,586	$(991)
Mortgage and other asset-backed securities	3,866	(204)	2,956	(295)	6,822	(499)
State and municipal obligations	558	(67)	251	(47)	809	(114)
U.S. government and agencies obligations	97	—	35	(1)	132	(1)
Foreign government bonds and obligations	42	—	12	—	54	—
Common and preferred stocks	—	—	39	(11)	39	(11)
Total	$11,452	$(647)	$6,990	$(969)	$18,442	$(1,616)

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2007
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Corporate debt securities	$1,514	$(45)	$8,159	$(283)	$9,673	$(328)
Mortgage and other asset-backed securities	1,754	(73)	5,715	(89)	7,469	(162)
State and municipal obligations	414	(15)	73	(2)	487	(17)
U.S. government and agencies obligations	—	—	169	(1)	169	(1)
Foreign government bonds and obligations	—	—	2	—	2	—
Common and preferred stocks	49	(1)	—	—	49	(1)
Total	$3,731	$(134)	$14,118	$(375)	$17,849	$(509)

In evaluating potential other-than-temporary impairments, the Company considers the extent to which amortized cost exceeds fair value and the duration of that difference. A key metric in performing this evaluation is the ratio of fair value to amortized cost. The following tables summarize the unrealized losses by ratio of fair value to amortized cost:

	September 30, 2008
	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(in millions, except number of securities)
95%–100%	495	$7,974	$(144)	171	$2,481	$(62)	666	$10,455	$(206)
90%–95%	188	2,039	(154)	102	1,732	(141)	290	3,771	(295)
80%–90%	224	1,013	(168)	165	1,784	(305)	389	2,797	(473)
Less than 80%	36	426	(181)	124	993	(461)	160	1,419	(642)
Total	943	$11,452	$(647)	562	$6,990	$(969)	1,505	$18,442	$(1,616)

	December 31, 2007
	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(in millions, except number of securities)
95%–100%	316	$2,774	$(39)	719	$12,682	$(208)	1,035	$15,456	$(247)
90%–95%	89	732	(57)	54	849	(60)	143	1,581	(117)
80%–90%	11	216	(32)	33	490	(70)	44	706	(102)
Less than 80%	2	9	(6)	12	97	(37)	14	106	(43)
Total	418	$3,731	$(134)	818	$14,118	$(375)	1,236	$17,849	$(509)

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2008
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$209	$3,163	$—	$3,372
Available-for-Sale securities	30	20,900	2,565	23,495
Trading securities	192	137	37	366
Separate account assets	2,833	49,929	—	52,762
Other assets	45	246	479	770
Total assets at fair value	$3,309	$74,375	$3,081	$80,765

Liabilities
Future policy benefits and claims	$—	$25	$331	$356
Customer deposits	—	8	—	8
Other liabilities	—	33	5	38
Total liabilities at fair value	$—	$66	$336	$402

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended September 30, 2008
	Trading Securities		Available- for-Sale Securities		Other Assets		Future Policy Benefits and Claims		Other Liabilities
	(in millions)
Balance, June 30	$44		$2,638		$437		$(154)		$(4)
Total gains (losses) included in: Net loss	(2	)(1)	(94	)(1)	3	(2)	(159	)(3)	(1	)(3)
Other comprehensive loss	(5)		71		(38)		—		—
Purchases, sales, issuances and settlements, net	—		(50)		77		(18)		—
Balance, September 30	$37		$2,565		$479		$(331)		$(5)
Change in unrealized gains (losses) included in net loss relating to assets and liabilities held at September 30	$(2	)(1)	$(95	)(1)	$3	(2)	$(158	)(3)	$(1	)(3)

(1)	Included in net investment income in the Consolidated Statements of Income.
(2)	Represents a $21 million gain included in benefits, claims, losses and settlement expenses and a $18 million loss included in other revenues in the Consolidated Statements of Income.
(3)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Nine Months Ended September 30, 2008
	Trading Securities		Available- for-Sale Securities		Other Assets		Future Policy Benefits and Claims		Other Liabilities
	(in millions)
Balance, January 1	$44		$2,908		$629		$(158)		$—
Total gains (losses) included in: Net income	(2	)(1)	(149	)(1)	6	(2)	(125	)(3)	(1	)(3)
Other comprehensive loss	(5)		(225)		(37)		—		—
Purchases, sales, issuances and settlements, net	—		31		(119)		(48)		(4)
Balance, September 30	$37		$2,565		$479		$(331)		$(5)
Change in unrealized losses included in net income relating to assets and liabilities held at September 30	$(2	)(1)	$(153	)(1)	$(17	)(4)	$(123	)(3)	$(1	)(3)

(1)	Included in net investment income in the Consolidated Statements of Income.
(2)	Represents a $44 million gain included in benefits, claims, losses and settlement expenses and a $38 million loss included in other revenues in the Consolidated Statements of Income.
(3)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.
(4)	Represents a $21 million gain included in benefits, claims, losses and settlement expenses and a $38 million loss included in other revenues in the Consolidated Statements of Income.

During the reporting period, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.          Deferred Acquisition Costs and Deferred Sales Inducement Costs

During the third quarter of 2008, the Company completed the annual detailed review of valuation assumptions for RiverSource Life products. In addition, during the third quarter of 2008, the Company converted to a new industry standard valuation system that provides enhanced modeling capabilities.

The total pretax impacts on the Company’s assets and liabilities attributable to the review of valuation assumptions for RiverSource Life products and the valuation system conversion during the third quarter of 2008 and the review of the valuation assumptions for RiverSource Life products during the third quarter of 2007 were as follows:

Balance Sheet Impact Debit (Credit)	DAC	Other Assets	Other Liabilities	Future Policy Benefits and Claims	Receivables	Total
	(in millions)
2008 period	$(82)	$(5)	$5	$96	$92	$106
2007 period	(16)	3	—	(15)	(2)	(30)

The total pretax impacts on the Company’s revenues and expenses attributable to the review of valuation assumptions for RiverSource Life products and the valuation system conversion for the three months and nine months ended September 30, 2008 and the review of the valuation assumptions for RiverSource Life products for the three months and nine months ended September 30, 2007 were as follows:

Pretax Benefit (Charge)	Premiums	Other Revenues	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Distribution Expenses	Total
	(in millions)
2008 period	$2	$95	$90	$(82)	$1	$106
2007 period	—	(2)	(12)	(16)	—	(30)

The balances of and changes in DAC were as follows:

	2008	2007
	(in millions)
Balance at January 1	$4,503	$4,499
Cumulative effect of accounting change	36	(204)
Capitalization of acquisition costs	483	585
Amortization, excluding impacts of valuation assumptions review and valuation system conversion	(456)	(371)
Amortization, impact of valuation assumptions review and valuation system conversion	(82)	(16)
Impact of change in net unrealized securities gains and losses	(11)	9
Balance at September 30	$4,473	$4,502

The balances of and changes in DSIC were as follows:

	2008	2007
	(in millions)
Balance at January 1	$511	$452
Cumulative effect of accounting change	9	(11)
Capitalization of sales inducements	64	96
Amortization, excluding impacts of valuation assumptions review and valuation system conversion	(55)	(38)
Amortization, impact of valuation assumptions review and valuation system conversion	(6)	3
Impact of change in net unrealized securities gains and losses	—	1
Balance at September 30	$523	$503

Effective January 1, 2008, the Company adopted SFAS 157 and recorded as a cumulative change in accounting principle a pretax increase of $36 million and $9 million to DAC and DSIC, respectively. See Note 2 and Note 5 for additional information regarding SFAS 157.

Effective January 1, 2007, the Company adopted SOP 05-1 and recorded as a cumulative change in accounting principle a pretax reduction of $204 million and $11 million to DAC and DSIC, respectively.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.          Future Policy Benefits and Claims and Separate Account Liabilities

Future policy benefits and claims consisted of the following:

	September 30, 2008	December 31, 2007
	(in millions)
Fixed annuities	$13,530	$14,382
Equity indexed annuities accumulated host values	240	253
Equity indexed annuities embedded derivatives	25	53
Variable annuities fixed sub-accounts	5,496	5,419
Variable annuity guaranteed minimum withdrawal benefits	230	136
Variable annuity guaranteed minimum accumulation benefits	103	33
Other variable annuity guarantees	24	27
Total annuities	19,648	20,303
Variable universal life (“VUL”)/universal life insurance	2,536	2,568
Other life, disability income and long-term care insurance	4,321	4,106
Auto, home and other insurance	374	378
Policy claims and other policyholders’ funds	102	91
Total	$26,981	$27,446

Separate account liabilities consisted of the following:

	September 30, 2008	December 31, 2007
	(in millions)
Variable annuity variable sub-accounts	$44,805	$51,764
VUL insurance variable sub-accounts	5,074	6,244
Other insurance variable sub-accounts	50	62
Threadneedle investment liabilities	2,833	3,904
Total	$52,762	$61,974

8.          Variable Annuity Guarantees

The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (“GMDB”) provisions. The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings, which are referred to as gain gross-up (“GGU”) benefits. In addition, the Company offers contracts with guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) provisions. The Company previously offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions. The Company has established additional liabilities for the variable annuity death benefits, GMIB provisions and for life contingent benefits associated with GMWB provisions. GMAB and non-life contingent benefits associated with GMWB provisions are considered embedded derivatives and are recorded at fair value.

The variable annuity contracts with GMWB riders typically have account values that are based on an underlying portfolio of mutual funds, the values of which fluctuate based on equity market performance. At issue, the guaranteed amount is equal to the amount deposited, but the guarantee may be increased annually to the account value (a “step-up”) in the case of favorable market performance. The GMWB offered initially guarantees that the client can withdraw 7% per year until the amount withdrawn is equal to the guaranteed amount, regardless of the performance of the underlying funds. In 2007, the Company added a new GMWB benefit design that is available in a joint version that promises 6% withdrawals while either contractholder remains alive. In addition, once withdrawals begin, the policyholder’s funds are moved to one of the three less aggressive asset allocation models (of the five that are available prior to withdrawal).

Variable annuity contractholders age 79 or younger at contract issue can also obtain a principal-back guarantee by purchasing the optional GMAB rider for an additional charge. The GMAB rider guarantees that, regardless of market performance, at the end of the 10-year waiting period, the contract value will be no less than the original investment or 80% of the highest anniversary value, adjusted for withdrawals. If the contract value is less than the guarantee at the end of the 10-year period, a lump sum will be added to the contract value to make the contract value equal to the guarantee value.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides summary information related to all variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type(1)	September 30, 2008	December 31, 2007
	(in millions, except age)
Contracts with GMDB providing for return of premium:
Total contract value	$25,077	$25,804
Contract value in separate accounts	$23,016	$23,892
Net amount at risk(2)	$1,715	$26
Weighted average attained age	61	60
Contracts with GMDB providing for six-year reset:
Total contract value	$15,477	$20,231
Contract value in separate accounts	$12,896	$17,617
Net amount at risk(2)	$1,195	$167
Weighted average attained age	61	60
Contracts with GMDB providing for one-year ratchet:
Total contract value	$6,797	$7,908
Contract value in separate accounts	$6,085	$7,143
Net amount at risk(2)	$1,186	$81
Weighted average attained age	62	61
Contracts with GMDB providing for five-year ratchet:
Total contract value	$1,101	$1,211
Contract value in separate accounts	$1,044	$1,163
Net amount at risk(2)	$61	$1
Weighted average attained age	58	58
Contracts with other GMDB:
Total contract value	$567	$693
Contract value in separate accounts	$524	$639
Net amount at risk(2)	$106	$12
Weighted average attained age	66	65
Contracts with GGU death benefit:
Total contract value	$832	$950
Contract value in separate accounts	$754	$873
Net amount at risk(2)	$68	$80
Weighted average attained age	62	62
Contracts with GMIB:
Total contract value	$706	$927
Contract value in separate accounts	$647	$859
Net amount at risk(2)	$130	$18
Weighted average attained age	62	62
Contracts with GMWB:
Total contract value	$4,214	$5,104
Contract value in separate accounts	$4,086	$4,980
Benefit amount in excess of account value	$666	$22
Weighted average attained age	62	62
Contracts with GMWB for life:
Total contract value	$9,656	$7,958
Contract value in separate accounts	$9,218	$7,685
Benefit amount in excess of account value	$1,324	$33
Weighted average attained age	63	62
Contracts with GMAB:
Total contract value	$2,239	$2,260
Contract value in separate accounts	$2,172	$2,205
Benefit amount in excess of account value	$252	$3
Weighted average attained age	56	55

(1)

Individual variable annuity contracts may have more than one guarantee and therefore may be included in more than one benefit type. Variable annuity contracts for which the death benefit equals account value are not shown in this table.

(2)

Represents current death benefit less total contract value for GMDB, amount of gross up for GGU and accumulated guaranteed minimum benefit base less total contract value for GMIB and assumes the actuarially remote scenario that all claims become payable on the same day.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended September 30, 2008 additional liabilities and incurred claims were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB
	(in millions)
Liability balance at January 1	$24	$3	$136	$33
Reported claims	7	—	—	—
Liability balance at September 30	18	6	230	103
Incurred claims (sum of reported and change in liability)	1	3	94	70

9.          Customer Deposits

Customer deposits consisted of the following:

	September 30, 2008	December 31, 2007
	(in millions)
Fixed rate certificates	$3,486	$2,616
Stock market based certificates	959	1,031
Stock market embedded derivative reserve	8	32
Other	69	78
Less: accrued interest classified in other liabilities	(4)	(23)
Total investment certificate reserves	4,518	3,734
Brokerage deposits	1,934	1,100
Banking deposits	1,275	1,367
Total	$7,727	$6,201

10.  Share-Based Compensation

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

For the three months and nine months ended September 30, 2008, the Company recognized expense of $39 million and $114 million, respectively, related to awards under these share-based compensation plans. For the three months and nine months ended September 30, 2007, the Company recognized expense of $35 million and $110 million, respectively, related to awards under these share-based compensation plans.

As of September 30, 2008, there was $181 million of total unrecognized compensation cost related to non-vested awards under the Company’s share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

11.             Income Taxes

The Company’s effective tax rates were 57.1% and (22.7)% for the three months and nine months ended September 30, 2008, respectively. The Company’s effective tax rates for the three months and nine months ended September 30, 2007 were 8.8% and 17.6%, respectively. The effective tax rate for the three months ended September 30, 2008 included a $14 million tax benefit from finalizing prior period tax returns. The effective tax rate for the three months ended September 30, 2007 was impacted by a $21 million tax benefit related to our plan to begin repatriating earnings of certain Threadneedle entities through dividends and a $7 million tax benefit related to the finalization of the prior year tax return.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Based on analysis of the Company’s tax position, management believes it is more

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of September 30, 2008 and December 31, 2007.

As of September 30, 2008 and December 31, 2007, the Company had $(28) million and $164 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $36 million and $84 million, net of federal tax benefits, of the unrecognized tax benefits as of September 30, 2008 and December 31, 2007, respectively, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net reduction of $4 million and $27 million in interest and penalties for the three months and nine months ended September 30, 2008, respectively. The Company had a $15 million receivable and $12 million liability for the payment of interest and penalties accrued at September 30, 2008 and December 31, 2007, respectively.

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

12.    Contingencies

The Company and its subsidiaries are involved in the normal course of business in legal, regulatory and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of its activities as a diversified financial services firm. These include proceedings specific to the Company as well as proceedings generally applicable to business practices in the industries in which it operates. The Company can also be subject to litigation arising out of its general business activities, such as its investments, contracts, leases and employment relationships. Uncertain economic conditions and heightened volatility in the financial markets, such as those which have been experienced in recent months, may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the financial services industry generally. Relevant to these current market conditions, a client has claimed a breach of certain contractual investment guidelines and the Company is proceeding to mediate the client’s claims. The outcome of this matter is uncertain at this time.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In September 2008, the Company commenced a lawsuit captioned Ameriprise Financial Services Inc. and Securities America Inc. v. The Reserve Fund et al. in the District Court for the District of Minnesota. The suit alleges that the management of the Reserve Fund made selective disclosures to certain institutional investors in violation of the federal securities laws and in breach of their fiduciary duty in connection with the Reserve Primary Fund lowering its NAV to $0.97 on September 16, 2008. The Company and its affiliates had invested $128 million of its own assets and $3.2 billion of client assets in the Reserve Primary Fund that have been blocked from redemption and frozen by the Fund since that time.

13.    Guarantees

An unaffiliated third party is providing liquidity to clients of our SAI registered representatives that have assets in the Reserve Primary Fund that have been blocked from redemption and frozen by the Reserve Fund since September 16, 2008. Ameriprise Financial has guaranteed the advances this third party has made to the clients of SAI registered representatives up to $35 million through December 1, 2008 or the date on which the $35 million cap is reached. Advances to SAI clients are limited to 50% of the value of Reserve Primary Fund holdings, unless SAI management approves a disbursement in excess of 50%. In the event that a client defaults in the repayment of an advance, SAI has recourse to collect from the defaulting client.

During the third quarter of 2008, a property fund limited partnership that the Company consolidates entered into a floating rate revolving credit borrowing, of which $68 million was outstanding as of September 30, 2008. A Threadneedle subsidiary guarantees the repayment of outstanding borrowings up to the value of the assets of the partnership. The debt is secured by the assets of the partnership and there is no recourse to Ameriprise Financial.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.    Earnings per Common Share

The computations of basic and diluted earnings per common share are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008		2007	2008	2007
	(in millions, except per share amounts)
Numerator:
Net income (loss)	$(70)		$198	$331	$559

Denominator:
Basic: Weighted-average common shares outstanding	219.1		235.4	223.6	237.8
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.6		3.8	2.8	3.6
Diluted: Weighted-average common shares outstanding	221.7		239.2	226.4	241.4

Earnings (loss) per common share:
Basic	$(0.32)		$0.84	$1.48	$2.35
Diluted	(0.32	)(1)	0.83	1.46	2.32

(1)	Diluted shares used in this calculation represent basic shares due to the net loss. Using actual diluted shares would result in anti-dilution.

Basic weighted average common shares for the three months and nine months ended September 30, 2008 included 1.9 million and 2.2 million, respectively, of vested, nonforfeitable restricted stock units and 3.2 million non-vested restricted stock awards and restricted stock units that are forfeitable but receive nonforfeitable dividends for both periods. Basic weighted average common shares for the three months and nine months ended September 30, 2007 included 1.4 million and 1.7 million, respectively, of vested, nonforfeitable restricted stock units and 3.5 million and 3.6 million, respectively, of non-vested restricted stock awards and restricted stock units that are forfeitable but receive nonforfeitable dividends.

15.    Shareholders’ Equity

The Company has a share repurchase program in place to return excess capital to shareholders. During the nine months ended September 30, 2008 and 2007, the Company repurchased a total of 12.7 million and 11.1 million shares, respectively, of its common stock at an average price of $48.26 and $59.87, respectively. As of September 30, 2008, the Company had $1.3 billion remaining under a share repurchase authorization.

The Company may also reacquire shares of its common stock under its 2005 ICP related to restricted stock awards. Restricted shares that are forfeited before the vesting period has lapsed are recorded as treasury shares. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations. These vested restricted shares reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. The restricted shares forfeited under the 2005 ICP and recorded as treasury shares were 0.2 million during both the nine months ended September 30, 2008 and 2007. For the nine months ended September 30, 2008 and 2007, the Company reacquired 0.4 million shares of its common stock in each period through the surrender of restricted shares upon vesting and paid in the aggregate $22 million and $25 million, respectively, related to the holders’ income tax obligations on the vesting date.

During the nine months ended September 30, 2008, the Company reissued 1.8 million treasury shares for restricted stock award grants and the issuance of shares vested under the P2 Deferral Plan and the Transition and Opportunity Bonus program.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16.    Segment Information

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany revenues and expenses, which are eliminated in consolidation. The Company evaluates the performance of each segment based on pretax income from continuing operations. The Company allocates certain non-recurring items, such as $124 million in costs related to supporting RiverSource 2a-7 money market funds and expenses related to unaffiliated money market funds for 2008, as well as separation costs for 2007, to the Corporate segment.

The following is a summary of assets by segment:

	September 30, 2008	December 31, 2007
	(in millions)
Advice & Wealth Management	$9,993	$8,146
Asset Management	5,168	6,661
Annuities	62,519	71,556
Protection	19,070	20,347
Corporate & Other	2,400	2,520
Total assets	$99,150	$109,230

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of segment operating results:

Three Months Ended September 30,	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Eliminations	Consolidated
	(in millions)
2008
Revenue from external customers	$540	$302	$317	$534	$(9)	$—	$1,684
Intersegment revenue	215	5	19	20	—	(259)	—
Total revenues	755	307	336	554	(9)	(259)	1,684
Banking and deposit interest expense	43	2	—	—	—	(2)	43
Net revenues	712	305	336	554	(9)	(257)	1,641
Pretax income (loss)	$(77)	$15	$(34)	$104	$(170)	$—	(162)
Income tax benefit							(92)
Net loss							$(70)

2007
Revenue from external customers	$750	$407	$533	$483	$(5)	$—	$2,168
Intersegment revenue	256	6	27	12	1	(302)	—
Total revenues	1,006	413	560	495	(4)	(302)	2,168
Banking and deposit interest expense	53	3	—	—	2	(1)	57
Net revenues	953	410	560	495	(6)	(301)	2,111
Pretax income (loss)	$94	$72	$91	$93	$(133)	$—	217
Income tax provision							19
Net income							$198

Nine Months Ended September 30,	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Eliminations	Consolidated
	(in millions)
2008
Revenue from external customers	$1,999	$1,012	$1,242	$1,489	$10	$—	$5,752
Intersegment revenue	672	17	66	48	5	(808)	—
Total revenues	2,671	1,029	1,308	1,537	15	(808)	5,752
Banking and deposit interest expense	132	5	—	1	1	(7)	132
Net revenues	2,539	1,024	1,308	1,536	14	(801)	5,620
Pretax income (loss)	$38	$75	$85	$319	$(247)	$—	270
Income tax benefit							(61)
Net income							$331

2007
Revenue from external customers	$2,238	$1,261	$1,549	$1,427	$11	$—	$6,486
Intersegment revenue	804	22	77	35	2	(940)	—
Total revenues	3,042	1,283	1,626	1,462	13	(940)	6,486
Banking and deposit interest expense	176	13	—	1	5	(5)	190
Net revenues	2,866	1,270	1,626	1,461	8	(935)	6,296
Pretax income (loss)	$251	$199	$295	$331	$(398)	$—	678
Income tax provision							119
Net income							$559

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

Overview

We are engaged in providing financial planning, products and services that are designed to be utilized as solutions for our clients’ cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs with a network of more than 12,000 financial advisors and registered representatives (“affiliated financial advisors”). Our asset management, annuity, and auto and home protection products are also distributed outside of our affiliated financial advisors, through third party advisors and affinity relationships.

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

Equity market, credit market and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the “spread” income generated on our annuities, banking and deposit products and universal life (“UL”) insurance products, the value of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) assets associated with variable annuity and variable UL products, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits. For additional information regarding our sensitivity to equity risk and interest rate risk, see “Market Risk.”

It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets. We measure progress against these goals excluding the impact of the unprecedented impacts of the 2008 credit market events (“credit market losses”) and non-recurring separation costs related to our separation from American Express Company (“American Express”) which was completed in 2007. Our financial targets, adjusted to exclude these impacts are:

•                  Net revenue growth of 6% to 8%,

•                  Earnings per diluted share growth of 12% to 15%, and

•                  Return on equity of 12% to 15%.

Our net revenues for the quarter ended September 30, 2008 were $1.6 billion, a decrease of $470 million or 22% from the same period a year ago. Net revenues for the nine months ended September 30, 2008 were $5.6 billion, a decrease of $676 million or 11% from the nine months ended September 30, 2007. This revenue decline primarily reflects the unprecedented impacts of the credit market events that occurred during the last few weeks of September 2008. The majority of the impacts from the credit market events have been reflected in net investment income. Net investment income decreased $439 million from the year-ago quarter amount and decreased $687 million from the nine months ended September 30, 2007 amount. The credit market events and weak equity markets also negatively impacted management and financial advice fees and distribution fees.

Our adjusted net revenues, which exclude the realized losses on securities and the provision for uncollectible distribution fees in 2008, were $2.0 billion for the three months ended September 30, 2008 compared to $2.1 billion for the same period a year ago. Adjusted net revenues for the nine months ended September 30, 2008 were $6.0 billion compared $6.3 billion for the nine months ended September 30, 2007.

Our consolidated net loss for the quarter ended September 30, 2008 was $70 million, a decline of $268 million from our consolidated net income of $198 million for the quarter ended September 30, 2007. Consolidated net income for the nine months ended September 30, 2008 was $331 million, a decline of $228 million, or 41%, from net income of $559 million for the nine months ended September 30, 2007. The decline in net income for the three and nine months ended September 30, 2008 is primarily due to the after-tax impacts of our realized losses on Available-for-Sale investment securities, the losses incurred related to the mark-to-market of Lehman Brothers securities that we purchased from various 2a-7 money market mutual funds managed by our subsidiary, RiverSource Investments LLC, the cost of guaranteeing specific client holdings in an unaffiliated money market mutual fund, partially offset by the favorable net impact from our annual review of valuation assumptions for RiverSource Life Insurance Company (“RiverSource Life”) products and our conversion to a new industry standard valuation system that provides enhanced modeling capabilities.

Our adjusted earnings, which exclude the after-tax credit market losses in 2008 and non-recurring separation costs in 2007, were $231 million for the three months ended September 30, 2008 compared to $237 million for the three months ended September 30, 2007. Adjusted earnings were $632 million for the nine months ended September 30, 2008, a decrease of 9%, or $62 million from adjusted earnings of $694 million for the year-ago period.

Loss per share for the three months ended September 30, 2008 was $0.32, compared to earnings per diluted share of $0.83 for the year-ago period. Adjusted earnings per diluted share were $1.04 for the three months ended September 30, 2008 compared to $0.99 for the three months ended September 30, 2007, an increase of 5%.

Earnings per diluted share for the nine months ended September 30, 2008 were $1.46, down $0.86, or 37%, from earnings per diluted share of $2.32 for the nine months ended September 30, 2007. Adjusted earnings per diluted share were $2.79 for the nine months ended September 30, 2008 compared to adjusted earnings per diluted share of $2.87 for the nine months ended September 30, 2007

Return on equity for the trailing twelve months ended September 30, 2008 was 7.9% compared to 9.4% for the trailing twelve months ended September 30, 2007. Adjusted return on equity for the trailing twelve months ended September 30, 2008 and 2007 was 12.5% and 12.4%, respectively.

We continue to establish Ameriprise Financial as a financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by our continued leadership in financial planning and our strong corporate foundation. Our client retention percentage rate decreased one percentage point to 94% from the retention percentage rate in the year-ago period. Our franchisee advisor retention rate remained stable at 93% as of September 30, 2008 compared to the annual retention rate in the year-ago period. Branded financial plan net cash sales for the three and nine months ended September 30, 2008 increased 9% and 4%, respectively, as compared to the year-ago periods.

Our owned, managed and administered (“OMA”) assets declined to $395.5 billion at September 30, 2008, a net decrease of 20% from September 30, 2007 OMA assets of $491.9 billion. For the nine months ended September 30, 2008, we had net inflows in wrap accounts of $4.9 billion, offset by market declines of $14.6 billion. RiverSource variable annuities had net inflows of $2.2 billion, but variable annuity contract accumulation values decreased by $6.8 billion, net of market-driven declines in separate account asset values. Our fixed annuities had total net outflows of $1.1 billion. RiverSource managed assets had net outflows of $10.4 billion and market declines of $17.2 billion. Threadneedle Asset Management Holdings Limited (“Threadneedle”) managed assets had net outflows of $9.2 billion, primarily related to low-margin institutional assets and market declines of $17.8 billion.

During the third quarter of 2008, we announced three acquisitions. All transactions are expected to close in the fourth quarter of 2008. On July 7, 2008, we announced a definitive agreement to acquire J. & W. Seligman & Co., an asset management firm, for total consideration of approximately $440 million. On August 5, 2008, our wholly owned subsidiary, Securities America Financial Corporation, announced a definitive agreement to acquire Brecek & Young Advisors, Inc. from Security Benefit Corporation and on August 12, 2008 we announced a definitive agreement to acquire H&R Block Financial Advisors for $315 million in cash from H&R Block.

Share Repurchase Program

During the three and nine months ended September 30, 2008, we purchased 2.3 million shares and 12.7 million shares, respectively, for an aggregate cost of $94 million and $614 million, respectively. During the three and nine months ended September 30, 2007, we purchased 2.9 million shares and 11.1 million shares, respectively, for an aggregate cost of $171 million and $665 million, respectively. In April 2008, our Board of Directors authorized the expenditure of up to $1.5 billion for the repurchase of our common stock through April 2010. As of September 30, 2008, we had $1.3 billion remaining under this share repurchase authorization. In light of the current market environment, we have temporarily suspended our stock repurchase program.

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

Non-GAAP Financial Information

We follow accounting principles generally accepted in the United States (“GAAP”). This report includes information on both a GAAP and non-GAAP basis. The non-GAAP presentation in this report excludes credit market losses and non-recurring separation costs. Certain of our key non-GAAP financial measures include:

•                  adjusted net revenues, or net revenues excluding securities losses and the provision for uncollectible distribution fees;

•                  adjusted earnings or net income (loss) excluding credit market losses and non-recurring separation costs;

•                  adjusted earnings per diluted share; and

•                  adjusted return on equity, using as the numerator adjusted earnings for the last 12 months and as the denominator a five-point average of equity excluding equity allocated to expected non-recurring separation costs as of the last day of the preceding four quarters and the current quarter.

Management believes that the presentation of these non-GAAP financial measures best reflects the underlying performance of our operations and facilitates a more meaningful trend analysis. These non-GAAP measures were also used for goal setting, certain compensation related to our annual incentive award program and evaluating our performance on a basis comparable to that used by securities analysts.

A reconciliation of non-GAAP measures is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions, except per share amounts)
Consolidated Income Data
Total net revenues	$1,641	$2,111	$5,620	$6,296
Add:
Securities losses	333	—	333	—
Provision for uncollectible distribution fees	12	—	12	—
Adjusted net revenues	$1,986	$2,111	$5,965	$6,296

Net income (loss)	$(70)	$198	$331	$559
Add:
Securities losses, after-tax(1)	217	—	217	—
Provision for uncollectible distribution fees, after-tax(1)	8	—	8	—
Derivatives losses, after-tax(1)	3	—	3	—
Money market support costs, after-tax(1)	73	—	73	—
Separation costs, after-tax(1)	—	39	—	135
Adjusted earnings	$231	$237	$632	$694

Weighted average diluted shares	221.7	239.2	226.4	241.4
Adjusted earnings per diluted share	$1.04	$0.99	$2.79	$2.87

Realized losses on Available-for-Sale securities	$321	$—	$321	$—
Mark-to-market of Lehman Brothers securities	11	—	11	—
Realized losses on other securities	1	—	1	—
Securities losses	333	—	333	—
Less: Tax benefit attributable to securities losses(1)	116	—	116	—
Securities losses, after tax(1)	$217	$—	$217	$—

Provision for uncollectible distribution fees	$12	$—	$12	$—
Less: Tax benefit attributable to provision(1)	4	—	4	—
Provision for uncollectible distribution fees, after-tax(1)	$8	$—	$8	$—

Loss on Lehman Brothers derivatives	$5	$—	$5	$—
Less: Tax benefit attributable to loss on derivatives(1)	2	—	2	—
Derivatives losses, after-tax(1)	$3	$—	$3	$—

Mark-to-market on Lehman Brothers securities related to 2a-7 money market mutual funds	$77	$—	$77	$—
Guarantees related to specific client holdings in an unaffiliated money market mutual fund	36	—	36	—
Total money market support costs	113	—	113	—
Less: Tax benefit attributable to money market support costs(1)	40	—	40	—
Money market support costs, after-tax(1)	$73	$—	$73	$—

Separation costs	$—	$60	$—	$208
Less: Tax benefit attributable to separation costs	—	21	—	73
Separation costs, after tax(1)	$—	$39	$—	$135

	Twelve Months Ended September 30,
	2008	2007
	(in millions, except percentages)
Return on Equity
Return on equity	7.9%	9.4%

Net income	$586	$730
Add:
Securities losses, after-tax(1)	238	—
Provision for uncollectible distribution fees, after-tax(1)	8	—
Derivatives losses, after-tax(1)	3	—
Money market support costs, after-tax(1)	73	—
Separation costs, after-tax(1)	19	215
Adjusted earnings	$927	$945

Equity	$7,436	$7,753
Less: Equity allocated to expected separation costs	2	102
Adjusted equity	$7,434	$7,651

Adjusted return on equity(2)	12.5%	12.4%

(1)	For this non-GAAP presentation, after-tax is calculated using the statutory tax rate of 35%.
(2)

Adjusted return on equity is calculated using adjusted earnings in the numerator, and equity excluding equity allocated to expected non-recurring separation costs as of the last day of the preceding four quarters and the current quarter in the denominator.

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

Fluctuations in our owned, managed and administered assets impact our revenues. Our owned, managed and administered assets are impacted by net flows of client assets, market movements and foreign exchange rates. Managed owned assets are also affected by changes in our capital structure.

During the three months ended September 30, 2008, RiverSource managed assets had $5.3 billion in net outflows compared to $52 million in net inflows during the three months ended September 30, 2007. Threadneedle managed assets had $4.2 billion in net outflows in the three months ended September 30, 2008 compared to net outflows of $3.2 billion during the three months ended September 30, 2007. Our wrap accounts had net inflows of $0.7 billion in the three months ended September 30, 2008 compared to net inflows of $2.7 billion in the three months ended September 30, 2007.

During the nine months ended September 30, 2008 and 2007, RiverSource managed assets had $10.4 billion and $3.7 billion, respectively, in net outflows. Threadneedle managed assets had $9.2 billion and $16.4 billion in net outflows in the nine months ended September 30, 2008 and 2007, respectively. Our wrap accounts had net inflows of $4.9 billion in the nine months ended September 30, 2008 compared to net inflows of $9.9 billion in the nine months ended September 30, 2007.

The following table presents detail regarding our owned, managed and administered assets:

	September 30, 2008	September 30, 2007	Change
	(in billions, except percentages)
Owned Assets	$34.4	$39.6	(13)%
Managed Assets(1):
RiverSource	130.7	161.8	(19)
Threadneedle	97.9	139.8	(30)
Wrap account assets	84.1	92.9	(9)
Eliminations(2)	(12.4)	(15.7)	21
Total Managed Assets	300.3	378.8	(21)
Administered Assets	60.8	73.5	(17)
Total Owned, Managed and Administered Assets	$395.5	$491.9	(20)%

(1)           Includes managed external client assets and managed owned assets.

(2)           Includes eliminations for RiverSource mutual fund assets included in wrap account assets and RiverSource assets sub-advised by Threadneedle.

Consolidated Results of Operations for the Three Months Ended September 30, 2008 and 2007

The following table presents our consolidated results of operations for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$721	$798	$(77)	(10)%
Distribution fees	376	435	(59)	(14)
Net investment income	62	501	(439)	(88)
Premiums	276	269	7	3
Other revenues	249	165	84	51
Total revenues	1,684	2,168	(484)	(22)
Banking and deposit interest expense	43	57	(14)	(25)
Total net revenues	1,641	2,111	(470)	(22)

Expenses
Distribution expenses	473	519	(46)	(9)
Interest credited to fixed accounts	200	212	(12)	(6)
Benefits, claims, losses and settlement expenses	196	360	(164)	(46)
Amortization of deferred acquisition costs	240	128	112	88
Interest and debt expense	27	27	—	—
Separation costs	—	60	(60)	NM
General and administrative expense	667	588	79	13
Total expenses	1,803	1,894	(91)	(5)
Pretax income (loss)	(162)	217	(379)	NM
Income tax provision (benefit)	(92)	19	(111)	NM
Net income (loss)	$(70)	$198	$(268)	NM

NM    Not Meaningful.

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

Overall

Our consolidated net loss for the quarter ended September 30, 2008 was $70 million compared to consolidated net income of $198 million for the same period a year ago. Included in our consolidated net loss for the quarter ended September 30, 2008 were pretax net realized investment losses of $317 million on Available-for-Sale securities, which included losses of $313 million primarily related to the other-than-temporary impairment of securities issued by Lehman Brothers, Washington Mutual and various other non-agency, residential mortgage-backed securities, compared to pretax net realized investment gains of $15 million on Available-for-Sale securities in the quarter ended September 30, 2007. Also included in consolidated net loss for the quarter ended September 30, 2008 was an $88 million pretax expense related to the mark-to-market of Lehman Brothers securities that we purchased from various 2a-7 money market mutual funds managed by our subsidiary, RiverSource Investments LLC, $36 million for the cost of guaranteeing specific client holdings in an unaffiliated money market mutual fund, a $12 million provision for uncollectible distribution fees and a $5 million write-off of Lehman Brothers derivatives. Included in consolidated net income for the three months ended September 30, 2007 were $60 million of pretax non-recurring separation costs.

Third quarter results also included a $106 million pretax benefit resulting from our annual review of valuation assumptions for RiverSource Life products and our conversion to a new industry standard valuation system that provides enhanced modeling capabilities. The review of valuation assumptions resulted in a decrease in expenses resulting primarily from updating mortality and expense assumptions for certain life insurance products and from updating fund mix and policyholder behavior assumptions for variable annuities with guaranteed benefits. The valuation system conversion also resulted in an increase in revenue primarily from improved modeling of the expected value of existing reinsurance agreements and a decrease in expense from modeling annuity amortization periods at the individual policy level. Our review of valuation assumptions in the third quarter of 2007 resulted in a net $30 million increase in expense from updating product persistency assumptions, partially offset by decreases in expense from updating other assumptions.

Somewhat offsetting the $106 million benefit discussed above, third quarter results included a $44 million increase in expenses from the market’s impact on DAC and DSIC for RiverSource Life products. The impact of markets on DAC and DSIC in the third quarter of 2007 was not material.

The total pretax impacts on our assets and liabilities for the third quarter of 2008 attributable to the review of valuation assumptions for RiverSource Life products, the valuation system conversion and the impact of markets were as follows:

Balance Sheet Impact Debit (Credit)	DAC	Other Assets	Other Liabilities	Future Policy Benefits and Claims	Receivables	Total
	(in millions)
Annuities	$(26)	$(11)	$—	$53	$—	$16
Protection	(94)	—	5	43	92	46
Total	$(120)	$(11)	$5	$96	$92	$62

The total pretax impacts on our assets and liabilities for the third quarter of 2007 attributable to the review of valuation assumptions for RiverSource Life products were as follows:

Balance Sheet Impact Debit (Credit)	DAC	Other Assets	Other Liabilities	Future Policy Benefits and Claims	Receivables	Total
	(in millions)
Annuities	$4	$3	$—	$(6)	$—	$1
Protection	(20)	—	—	(9)	(2)	(31)
Total	$(16)	$3	$—	$(15)	$(2)	$(30)

The total pretax impacts on our revenues and expenses for the third quarter of 2008 attributable to the review of valuation assumptions for RiverSource Life products, the valuation system conversion and the impact of markets were as follows:

Segment Pretax Benefit (Charge)	Premiums	Other Revenues	Distribution Expenses	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total
	(in millions)
Annuities	$—	$—	$1	$41	$(26)	$16
Protection	2	95	—	43	(94)	46
Total	$2	$95	$1	$84	$(120)	$62

The total pretax impacts on our revenues and expenses for the third quarter of 2007 attributable to the review of valuation assumptions for RiverSource Life products were as follows:

Segment Pretax Benefit (Charge)	Premiums	Other Revenues	Distribution Expenses	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total
	(in millions)
Annuities	$—	$—	$—	$(3)	$4	$1
Protection	—	(2)	—	(9)	(20)	(31)
Total	$—	$(2)	$—	$(12)	$(16)	$(30)

Revenues

Net revenues decreased $470 million, or 22%, to $1.6 billion for the quarter ended September 30, 2008 primarily due to a $439 million decrease in net investment income.

Management and financial advice fees decreased $77 million, or 10%, to $721 million for the quarter ended September 30, 2008 from $798 million for the same period a year ago. This decrease was a result of a decline in assets under management due to net outflows in RiverSource and Threadneedle funds and the impact of equity market depreciation, which overall contributed to a decrease of 21% in managed assets.

Distribution fees decreased $59 million, or 14%, to $376 million for the quarter ended September 30, 2008 from $435 million in the same period a year ago. Distribution fees for the quarter ended September 30, 2008 were negatively impacted by decreased sales volume and market depreciation, as well as recording a $12 million provision for uncollectible distribution fees. We believe our sales volume decline is directly attributable to the weakening credit and equity markets.

Net investment income decreased $439 million, or 88%, to $62 million, driven primarily by net realized investment losses of $317 million on Available-for-Sale securities, which included losses of $313 million related to previously disclosed impairments of financial services securities and non-agency residential mortgage-backed securities, compared to pretax net realized investment gains of $15 million on Available-for-Sale securities for the quarter ended September 30, 2007. In addition, net investment income decreased in the third quarter of 2008 by $11 million reflecting the mark-to-market adjustment on the Lehman Brothers securities that we purchased from various 2a-7 money market mutual funds managed by our subsidiary, RiverSource Investments LLC from the date of purchase through September 30, 2008. Also contributing to lower net investment income in the third quarter of 2008 were lower mark-to-market adjustments on trading securities and seed money investments, decreased volumes in annuity fixed accounts and lower yields on our investment portfolio as a result of strengthening our liquidity position and investing in shorter term instruments. Included in the third quarter of 2007, was a $23 million decrease in the allowance for loan losses on commercial mortgages.

Premiums increased $7 million, or 3%, to $276 million for the third quarter of 2008 primarily due to a 5% year-over-year increase in auto and home policy counts.

Other revenues increased $84 million, or 51%, to $249 million, largely due to a $95 million benefit from updating valuation assumptions and converting to a new valuation system for RiverSource Life products. This increase in other revenues was partially offset by a $12 million decrease in revenues related to certain consolidated limited partnerships, which had a corresponding decrease in general and administrative expense. Other revenues in the prior year period included an immaterial decrease from updating valuation assumptions for RiverSource Life products.

Banking and deposit interest expense decreased $14 million, or 25%, to $43 million for the quarter ended September 30, 2008, primarily due to lower crediting rates accrued on certificate balances and the deconsolidation of certain limited partnerships in the fourth quarter of 2007, partially offset by higher certificate balances, which increased 15% from the same period in the prior year due to a certificate promotion that began in the second quarter of 2008.

Expenses

Total expenses decreased $91 million, or 5%, to $1.8 billion for the quarter ended September 30, 2008. Expenses in the third quarter of 2007 included $60 million of non-recurring separation costs.

Distribution expenses decreased $46 million, or 9%, to $473 million primarily driven by the impact on advisor compensation of lower cash sales as our clients moved money into cash, deposits and certificates during the third quarter of 2008 and market-driven asset depreciation.

Interest credited to fixed accounts decreased $12 million, or 6%, to $200 million due to a continued decline in annuity fixed account balances.

Benefits, claims, losses and settlement expenses decreased $164 million, or 46%, to $196 million. This decrease was primarily the result of a $90 million benefit from updating valuation assumptions and converting to a new valuation system, partially offset by an expense of $6 million from the market’s impact on DSIC and by increases in life, long-term care and disability income insurance benefits. Prior year benefits included an expense of $12 million from updating valuation assumptions and an immaterial market impact on DSIC. The third quarter of 2007 also included $63 million of increased benefit expenses from the mark-to-market of variable annuity guaranteed benefit riders compared to a decrease of $27 million in the current quarter.

The amortization of DAC increased $112 million, or 88%, to $240 million primarily due to an $82 million increase from updating valuation assumptions and converting to a new valuation system, as well as a $38 million increase from the market’s impact on DAC, partially offset by lower fixed annuity volumes. Included in the third quarter of 2007 was $16 million of additional DAC amortization expense resulting from the review of valuation assumptions and an immaterial market impact.

Separation costs incurred in 2007 were primarily associated with separating and reestablishing our technology platforms. All separation costs were incurred as of December 31, 2007.

General and administrative expense increased $79 million, or 13%, to $667 million. The increase was driven by a $77 million expense related to the mark-to-market of Lehman Brothers securities that we purchased from various 2a-7 money market mutual funds managed by our subsidiary, RiverSource Investments LLC. Also contributing to the increase in general and administrative expense was $36 million in costs related to guaranteeing specific client holdings in an unaffiliated money market mutual fund. These increases were partially offset by decreased expenses related to certain consolidated limited partnerships, decreased compensation accruals and cost saving initiatives.

Income Taxes

Our effective tax rate increased to 57.1% for the three months ended September 30, 2008, compared to 8.8% for the three months ended September 30, 2007 primarily due to a pretax loss in relation to a net tax benefit which included a $14 million tax benefit from finalizing prior year tax returns. The effective tax rate for the three months ended September 30, 2007 reflected a $21 million tax benefit related to our plan to begin repatriating earnings of certain Threadneedle entities through dividends and a $7 million tax benefit related to the finalization of the prior year tax returns.

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

Results of Operations by Segment for the Three Months Ended September 30, 2008 and 2007

The following tables present summary financial information by segment and a reconciliation to the consolidated totals derived from Note 16 to our Consolidated Financial Statements for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	Percent Share of Total	2007	Percent Share of Total
	(in millions, except percentages)
Total net revenues
Advice & Wealth Management	$712	43%	$953	45%
Asset Management	305	19	410	19
Annuities	336	20	560	27
Protection	554	34	495	23
Corporate & Other	(9)	—	(6)	—
Eliminations	(257)	(16)	(301)	(14)
Total net revenues	$1,641	100%	$2,111	100%

Total expenses
Advice & Wealth Management	$789	44%	$859	45%
Asset Management	290	16	338	18
Annuities	370	20	469	25
Protection	450	25	402	21
Corporate & Other	161	9	127	7
Eliminations	(257)	(14)	(301)	(16)
Total expenses	$1,803	100%	$1, 894	100%

Pretax income (loss)
Advice & Wealth Management	$(77)	47%	$94	43%
Asset Management	15	(9)	72	33
Annuities	(34)	21	91	42
Protection	104	(64)	93	43
Corporate & Other	(170)	105	(133)	(61)
Pretax income (loss)	$(162)	100%	$217	100%

Advice & Wealth Management

Our Advice & Wealth Management segment provides financial planning and advice, as well as full service brokerage and banking services, primarily to retail clients, through our financial advisors. Our affiliated advisors utilize a diversified selection of both proprietary and non-proprietary products to help clients meet their financial needs.

The following table presents the results of operations of our Advice & Wealth Management segment for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$328	$348	$(20)	(6)%
Distribution fees	457	541	(84)	(16)
Net investment income	(46)	96	(142)	NM
Other revenues	16	21	(5)	(24)
Total revenues	755	1,006	(251)	(25)
Banking and deposit interest expense	43	53	(10)	(19)
Total net revenues	712	953	(241)	(25)

Expenses
Distribution expenses	515	585	(70)	(12)
General and administrative expense	274	274	—	—
Total expenses	789	859	(70)	(8)%
Pretax income (loss)	$(77)	$94	$(171)	NM

NM Not Meaningful.

Our Advice & Wealth Management segment pretax loss was $77 million for the third quarter of 2008 compared to pretax income of $94 million for the same period a year ago.

Net Revenues

Management and financial advice fees decreased $20 million, or 6%, as compared to the year-ago period primarily due to market-driven asset depreciation in the third quarter of 2008. Management and financial advice fees for the third quarter of 2007 reflect an increase in planning fees resulting from accelerated financial plan delivery standards.

Distribution fees decreased $84 million, or 16%, primarily due to lower sales volumes on products generating these fees and market depreciation, as well as recording a $12 million provision for uncollectible distribution fees in the third quarter of 2008.

Net investment income for the third quarter of 2008 was a $46 million loss compared to net investment income of $96 million for the same period a year ago. This decrease in net investment income is primarily due to net realized investment securities losses on Available-for-Sale securities of $118 million, primarily due to impairments recorded on non-agency, residential mortgage-backed securities and financial services securities, and lower yields on our investment portfolio as a result of strengthening our liquidity position and investing in shorter term instruments.

Banking and deposit interest expense decreased $10 million, or 19%, due to lower crediting rates accrued on certificate balances, partially offset by higher certificate balances, which increased 15% from the same period in the prior year due to a certificate promotion that began in the second quarter of 2008 and an increase in the third quarter of 2008 as clients moved money into cash, deposits and certificates and away from variable accounts.

Expenses

Total expenses decreased $70 million, or 8%, driven by a decrease in distribution expenses as a result of the lower cash sales mentioned above.

Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients.

The following table presents the results of operations of our Asset Management segment for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$268	$316	$(48)	(15)%
Distribution fees	58	78	(20)	(26)
Net investment income	(9)	5	(14)	NM
Other revenues	(10)	14	(24)	NM
Total revenues	307	413	(106)	(26)
Banking and deposit interest expense	2	3	(1)	(33)
Total net revenues	305	410	(105)	(26)

Expenses
Distribution expenses	101	117	(16)	(14)
Amortization of deferred acquisition costs	6	7	(1)	(14)
General and administrative expense	183	214	(31)	(14)
Total expenses	290	338	(48)	(14)
Pretax income (loss)	$15	$72	$(57)	(79)%

NM Not Meaningful.

Our Asset Management segment pretax income for the third quarter of 2008 was $15 million, a decline of $57 million, or 79%, from $72 million for the same period a year ago.

Net Revenues

Management and financial advice fees declined $48 million, or 15%, primarily driven by the impact of equity market declines, which contributed to a 24% decrease in assets under management. Also contributing to the decline in assets were net outflows of $5.3 billion in RiverSource funds and net outflows of $4.2 billion in Threadneedle funds during the three months ended September 30, 2008. RiverSource funds net outflows in the quarter were primarily due to reduced mutual fund sales as client activity slowed, as well as $3.7 billion of anticipated outflows of institutional assets of a former affiliate. Redemption rates for RiverSource funds remained stable. Threadneedle experienced anticipated outflows of lower-margin institutional assets, outflows of hedge fund assets due to changes in portfolio managers and outflows in Threadneedle retail funds driven by falling equity markets. The foreign exchange translation impact for the third quarter of 2008 decreased Threadneedle managed assets by $12.5 billion.

Distribution fees declined $20 million or 26% due to lower mutual fund sales.

Net investment income declined $14 million primarily due to lower mark-to-market adjustments on seed money investments driven by a declining market and the deconsolidation of certain limited partnerships in the fourth quarter of 2007.

Other revenues declined $24 million primarily due to decreases in revenue related to certain consolidated limited partnerships, which had a corresponding decrease in expense. Included in other revenues for the three months ended September 30, 2007 was the gain on sale of a property partnership.

Expenses

Total expenses decreased $48 million, or 14%, primarily due to a $16 million decrease in distribution expenses and a $31 million decrease in general and administrative expense. The decrease in distribution expenses is primarily related to lower mutual fund sales. The decrease in general and administrative expense is primarily due to a decrease in expenses related to certain consolidated limited partnerships, which corresponds with the decline in other revenues noted above, and lower compensation accruals.

Annuities

Our Annuities segment provides RiverSource Life variable and fixed annuity products to our retail clients primarily through our Advice & Wealth Management segment and to the retail clients of unaffiliated advisors through third-party distribution.

The following table presents the results of operations of our Annuities segment for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$124	$130	$(6)	(5)%
Distribution fees	71	70	1	1
Net investment income	86	311	(225)	(72)
Premiums	21	24	(3)	(13)
Other revenues	34	25	9	36
Total net revenues	336	560	(224)	(40)

Expenses
Distribution expenses	50	50	—	—
Interest credited to fixed accounts	163	175	(12)	(7)
Benefits, claims, losses and settlement expenses	9	135	(126)	(93)
Amortization of deferred acquisition costs	96	53	43	81
General and administrative expense	52	56	(4)	(7)
Total expenses	370	469	(99)	(21)%
Pretax income (loss)	$(34)	$91	$(125)	NM

NM Not Meaningful.

Our Annuities segment pretax loss was $34 million for the third quarter of 2008 compared to pretax income of $91 million for the same period a year ago.

Net Revenues

Total net revenues decreased $224 million, or 40%, to $336 million primarily due to a decline in net investment income.

Management and financial advice fees decreased $6 million in the third quarter of 2008 primarily due to market declines, partially offset by positive net flows.

Net investment income decreased $225 million primarily due to net realized investment losses on impairments of financial services securities. Net realized investment losses on Available-for-Sale securities were $156 million for the third quarter of 2008 compared to net realized investment gains on Available-for-Sale securities of $12 million for the third quarter of 2007. Also contributing to lower net investment income in the third quarter of 2008 were decreased volumes in annuity fixed accounts and lower yields on our investment portfolio as a result of strengthening our liquidity position and investing in shorter term instruments. Included in the third quarter of 2007 was a reduction of $23 million in the commercial mortgage loan loss reserve.

Other revenues increased $9 million, or 36%, primarily due to an increase in our guaranteed benefit rider fees on variable annuities, driven by volume increases.

Expenses

Total expenses decreased $99 million, or 21%, to $370 million. The decrease was primarily due to a $126 million decrease in benefits, claims, losses and settlement expenses and a $12 million decrease in interest credited to fixed accounts, partially offset by a $43 million increase in DAC amortization.

Interest credited to fixed accounts decreased $12 million, or 7%, driven by declining fixed annuity account balances, down 10% from the year-ago period.

Benefits, claims, losses and settlement expenses decreased $126 million, or 93%. This decrease reflected a net benefit of $45 million from updating our valuation assumptions and converting to a new valuation system, partially offset by an expense of $6 million from the market’s impact on DSIC, compared to an expense of $4 million related to updating valuation assumptions and an immaterial market impact on DSIC in the prior year quarter. The current quarter also included a net $27 million decrease in benefits related to the mark-to-market of variable annuity guaranteed benefit riders. Also included in the third quarter of 2008 was $5 million related to the write-off of Lehman Brothers derivatives. The third quarter of 2007 included $63 million of increased benefit expenses from the mark-to-market of variable annuity guaranteed benefit riders.

The amortization of DAC increased $43 million, or 81%, primarily due to a $35 million increase in DAC amortization from the market’s impact on DAC, partially offset by an $8 million decrease in DAC amortization from updating our valuation assumptions for RiverSource Life products and converting to a new valuation system as well as lower fixed annuity volumes. The prior year quarter included a $5 million decrease in amortization from updating valuation assumptions and an immaterial market impact on DAC.

Protection

Our Protection segment offers a variety of protection products to address the identified protection and risk management needs of our retail clients including life, disability income and property-casualty insurance.

The following table presents the results of operations of our Protection segment for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$14	$17	$(3)	(18)%
Distribution fees	26	25	1	4
Net investment income	42	93	(51)	(55)
Premiums	263	253	10	4
Other revenues	209	107	102	95
Total net revenues	554	495	59	12

Expenses
Distribution expenses	16	17	(1)	(6)
Interest credited to fixed accounts	37	37	—	—
Benefits, claims, losses and settlement expenses	187	225	(38)	(17)
Amortization of deferred acquisition costs	138	68	70	NM
General and administrative expense	72	55	17	31
Total expenses	450	402	48	12
Pretax income	$104	$93	$11	12%

NM Not Meaningful.

Our Protection segment pretax income was $104 million, an increase of $11 million, or 12%.

Net Revenues

Net revenues were $554 million, an increase of $59 million, or 12%, primarily due to an increase in other revenues of $102 million, partially offset by a decrease of $51 million in net investment income. Other revenues increased $102 million largely due to a $95 million benefit from updating valuation assumptions and converting to a new valuation system. The prior year quarter included an immaterial decrease in other revenues from updating valuation assumptions. Additionally, premiums increased $10 million primarily resulting from a 5% increase in auto and home policy counts. These increases were partially offset by a $51 million decline in net investment income primarily related to $43 million of impairments of financial services securities.

Expenses

Total expenses were $450 million, an increase of $48 million, or 12%. The increase was primarily due to a $70 million increase in amortization of DAC and a $17 million increase in general and administrative expense, partially offset by a $38 million decrease in benefits, claims, losses and settlement expenses.

Benefits, claims, losses and settlement expenses decreased $38 million, or 17%, reflecting a net benefit of $43 million from updating valuation assumptions and converting to a new valuation system, partially offset by an increase in life, long-term care and disability income insurance benefits. The prior year quarter included a $9 million increase in benefits, claims, losses and settlement expenses from updating valuation assumptions.

DAC amortization for the three months ended September 30, 2008 increased $70 million primarily attributable to a $90 million increase in expense from updating valuation assumptions and converting to a new valuation system, as well as a $3 million increase from the market’s impact on DAC. The prior year quarter included a $20 million increase in amortization from updating valuation assumptions and an immaterial market impact.

General and administrative expense increased $17 million primarily due to the write-off of certain capitalized software costs and increased premium taxes.

Corporate & Other

The following table presents the results of operations of our Corporate & Other segment for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$—	$1	$(1)	NM
Net investment income	(9)	(3)	(6)	NM
Other revenues	—	(2)	2	NM
Total revenues	(9)	(4)	(5)	NM
Banking and deposit interest expense	—	2	(2)	NM
Total net revenues	(9)	(6)	(3)	(50)%

Expenses
Interest and debt expense	27	27	—	—
Separation costs	—	60	(60)	NM
General and administrative expense	134	40	94	NM
Total expenses	161	127	34	27
Pretax loss	$(170)	$(133)	$(37)	(28)%

NM Not Meaningful.

Our Corporate & Other pretax segment loss was $170 million, an increase of $37 million, or 28%, for the third quarter of 2008 compared to a pretax segment loss of $133 million for the same period in 2007. This increase was primarily due to an increase in general and administrative expense of $94 million driven by a $77 million expense related to the mark-to-market of Lehman Brothers securities that we purchased from various 2a-7 money market mutual funds managed by our subsidiary, RiverSource Investments LLC. Also contributing to the increase in general and administrative expense was $36 million for the cost of guaranteeing specific client holdings in an unaffiliated money market mutual fund. Partially offsetting these increases was a decrease in general and administrative expense attributable to cost savings initiatives and lower compensation accruals. Total expenses for the third quarter of 2007 included separation costs of $60 million, as the separation from American Express was completed in 2007.

Consolidated Results of Operations for the Nine Months Ended September 30, 2008 and 2007

The following table presents our consolidated results of operations for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$2,292	$2,308	$(16)	(1)%
Distribution fees	1,231	1,347	(116)	(9)
Net investment income	856	1,543	(687)	(45)
Premiums	809	792	17	2
Other revenues	564	496	68	14
Total revenues	5,752	6,486	(734)	(11)
Banking and deposit interest expense	132	190	(58)	(31)
Total net revenues	5,620	6,296	(676)	(11)

Expenses
Distribution expenses	1,531	1,530	1	—
Interest credited to fixed accounts	587	645	(58)	(9)
Benefits, claims, losses and settlement expenses	794	903	(109)	(12)
Amortization of deferred acquisition costs	538	387	151	39
Interest and debt expense	81	85	(4)	(5)
Separation costs	—	208	(208)	NM
General and administrative expense	1,819	1,860	(41)	(2)
Total expenses	5,350	5,618	(268)	(5)
Pretax income	270	678	(408)	(60)
Income tax provision (benefit)	(61)	119	(180)	NM
Net income	$331	$559	$(228)	(41)%

NM Not Meaningful.

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

Overall

Consolidated net income for the nine months ended September 30, 2008 was $331 million, a decline of $228 million, or 41%, as compared to the same period a year ago. Included in consolidated net income for the nine months ended September 30, 2008 were pretax net realized investment losses on Available-for-Sale securities of $368 million, which included losses primarily related to the other-than-temporary impairment of various financial services securities and non-agency residential mortgage-backed securities, compared to pretax net realized investment gains on Available-for-Sale securities of $26 million for the nine months ended September 30, 2007. Also included in consolidated net income for the nine months ended September 30, 2007 were $208 million of pretax non-recurring separation costs.

Income for both nine month periods was impacted by our annual review of valuation assumptions for RiverSource Life products and the market’s impact on DAC and DSIC. Income for the nine months ended September 30, 2008 was also impacted by our conversion to a new industry standard valuation system that provides enhanced modeling capabilities.

Net Revenues

Net revenues decreased $676 million, or 11%, to $5.6 billion for the nine months ended September 30, 2008 primarily due to a $687 million decrease in net investment income.

Management and financial advice fees decreased $16 million, or 1%, for the nine months ended September 30, 2008 to $2.3 billion due to a decline in assets under management as a result of net outflows in RiverSource and Threadneedle funds and the impact of equity market declines throughout 2008. Overall, managed assets decreased 21% from the same period in the prior year, as increases in wrap accounts and variable annuity account assets were more than offset by decreases in RiverSource and Threadneedle managed assets.

Distribution fees were $1.2 billion, down $116 million, or 9%, for the nine months ended September 30, 2008 primarily due to decreased sales volume and market depreciation. Net flows in wrap accounts decreased $5.0 billion from net wrap flows of $9.9 billion for the nine months ended September 30, 2007 to net wrap flows of $4.9 billion for the nine months ended September 30, 2008.

Net investment income decreased $687 million, or 45%, to $856 million. Included in net investment income were net realized investment losses on Available-for-Sale securities of $368 million for the nine months ended September 30, 2008, which included losses of $317 million on Available-for-Sale securities recognized in the third quarter of 2008 related to various financial services securities and non-agency residential mortgage-backed securities, compared to net realized investment gains on Available-for-Sale securities of $26 million in the same period of 2007.

Premiums increased $17 million, or 2%, to $809 million. This increase was attributable to a 5% year-over-year increase in auto and home policy counts and a 4% year-over-year increase in life insurance inforce. Life insurance inforce as of September 30, 2008 was $192 billion.

Other revenues increased $68 million, or 14%, to $564 million, largely due to a $95 million benefit from updating valuation assumptions and converting to a new valuation system for RiverSource Life products in the third quarter of 2008. Also contributing to the increase during the nine months ended September 30, 2008 was growth in our guaranteed benefit rider fees on variable annuities and in cost-of-insurance fees for VUL/UL insurance, partially offset by a decrease related to certain consolidated limited partnerships, which had a corresponding decrease in general and administrative expense. Other revenues in the prior period included an immaterial decrease from updating valuation assumptions for RiverSource Life products.

Banking and deposit interest expense decreased $58 million, or 31%, due to lower crediting rates accrued on certificates and the deconsolidation of certain limited partnerships in the fourth quarter of 2007.

Expenses

Total expenses decreased $268 million, or 5%, to $5.4 billion for the nine months ended September 30, 2008. Total expenses in the nine months ended September 30, 2007 included $208 million of non-recurring separation costs.

Distribution expenses remained flat at $1.5 billion due primarily to the impact of lower cash sales on advisor compensation.

Interest credited to fixed accounts decreased $58 million, or 9%, reflecting a continued decline in fixed annuity account balances.

Benefits, claims, losses and settlement expenses decreased $109 million, or 12%, largely due to a $90 million benefit from updating valuation assumptions and converting to a new valuation system, partially offset by an expense of $10 million from the market’s impact on DSIC in 2008. Prior year benefits included an increase of $12 million from updating valuation assumptions and an immaterial market impact on DSIC. The nine months ended September 30, 2007 included $39 million of increased benefit expenses from mark-to-market of variable annuity guaranteed benefit riders compared to a decrease of $31 million in the current nine month period.

The amortization of DAC increased $151 million, or 39%, to $538 million primarily due to an $82 million increase from updating valuation assumptions and converting to a new valuation system, as well as a $73 million increase from the market’s impact on DAC, partially offset by lower fixed annuity volumes. The nine months ended September 30, 2007 included $16 million of additional DAC amortization expense resulting from the review of valuation assumptions, partially offset by a $13 million benefit from the market’s impact on DAC.

Interest and debt expense for the nine months ended September 30, 2008 decreased $4 million, or 5%, from the year-ago period due to the deconsolidation of $225 million of non-recourse debt of a collateralized debt obligation in the fourth quarter of 2007.

Separation costs incurred in 2007 were primarily associated with separating and reestablishing our technology platforms. All separation costs were incurred as of December 31, 2007.

General and administrative expense decreased 2%, or $41 million, to $1.8 billion as a result of expense management initiatives and a decline in expenses related to certain consolidated limited partnerships, offset in other revenues as discussed above. These declines were partially offset by $113 million of expenses incurred in the third quarter of 2008 due to a $77 million expense related to the mark-to-market of Lehman Brothers securities that we purchased from various 2a-7 money market mutual funds managed by our subsidiary, RiverSource Investments LLC and $36 million for the cost of guaranteeing specific client holdings in an unaffiliated money market mutual fund.

Income Taxes

Our effective tax rate decreased to (22.7)% for the nine months ended September 30, 2008, compared to 17.6% for the nine months ended September 30, 2007 primarily due to the level of pretax income relative to tax advantaged items and $79 million in tax benefits related to changes in the status of current audits and closed audits, tax planning initiatives, and the finalization of prior year tax returns. The effective tax rate for the nine months ended September 30, 2007 reflected a $44 million tax benefit related to the finalization of certain income tax audits, our plan to begin repatriating earnings of certain Threadneedle entities through dividends and the finalization of the prior year tax returns.

Results of Operations by Segment for the Nine Months Ended September 30, 2008 and 2007

The following tables present summary financial information by segment and a reconciliation to the consolidated totals derived from Note 16 to our Consolidated Financial Statements for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	Percent Share of Total	2007	Percent Share of Total
	(in millions, except percentages)
Total net revenues
Advice & Wealth Management	$2,539	45%	$2,866	46%
Asset Management	1,024	18	1,270	20
Annuities	1,308	23	1,626	26
Protection	1,536	28	1,461	23
Corporate & Other	14	—	8	—
Eliminations	(801)	(14)	(935)	(15)
Total net revenues	$5,620	100%	$6,296	100%
Total expenses
Advice & Wealth Management	$2,501	47%	$2,615	47%
Asset Management	949	18	1,071	19
Annuities	1,223	23	1,331	24
Protection	1,217	23	1,130	20
Corporate & Other	261	4	406	7
Eliminations	(801)	(15)	(935)	(17)
Total expenses	$5,350	100%	$5,618	100%

Pretax income (loss)
Advice & Wealth Management	$38	14%	$251	37%
Asset Management	75	28	199	29
Annuities	85	31	295	44
Protection	319	118	331	49
Corporate & Other	(247)	(91)	(398)	(59)
Pretax income	$270	100%	$678	100%

Advice & Wealth Management

Our Advice & Wealth Management segment provides financial planning and advice, as well as full service brokerage and banking services, primarily to retail clients, through our financial advisors. Our affiliated advisors utilize a diversified selection of both proprietary and non-proprietary products to help clients meet their financial needs.

The following table presents the results of operations of our Advice & Wealth Management segment for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$1,047	$981	$66	7%
Distribution fees	1,482	1,701	(219)	(13)
Net investment income	87	305	(218)	(72)
Other revenues	55	55	—	—
Total revenues	2,671	3,042	(371)	(12)
Banking and deposit interest expense	132	176	(44)	(25)
Total net revenues	2,539	2,866	(327)	(11)

Expenses
Distribution expenses	1,664	1,762	(98)	(6)
General and administrative expense	837	853	(16)	(2)
Total expenses	2,501	2,615	(114)	(4)

Pretax income	$38	$251	$(213)	(85)%

Our Advice & Wealth Management segment pretax income was $38 million, down 85% from $251 million.

Net Revenues

Management and financial advice fees increased $66 million, or 7%, as compared to the year-ago period due to higher average asset balances in 2008.

Distribution fees declined $219 million, or 13%, as fees for the nine months ended September 30, 2007 included an increase from the sales of direct investments as clients reinvested proceeds from real estate investment trust liquidations, as well as lower sales volume on products generating these fees and market depreciation throughout 2008.

Net investment income decreased $218 million, or 72%, due to net realized investment losses of $139 million on Available-for-Sale securities for the nine months ended September 30, 2008, including $118 million primarily due to impairments recorded on financial services securities and non-agency, residential mortgage-backed securities, compared to net realized investment losses on Available-for-Sale securities of $1 million in the year-ago period. Also contributing to the decrease in net investment income were lower yields on our investment portfolio as a result of strengthening our liquidity position and investing in shorter term instruments.

Banking and deposit interest expense decreased $44 million, or 25%, due to lower crediting rates accrued on certificates.

Expenses

Total expenses decreased $114 million, or 4%, driven by a decrease in distribution expenses as a result of the lower cash sales mentioned above. General and administrative expense decreased due to our continued expense management initiatives.

Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients.

The following table presents the results of operations of our Asset Management segment for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$859	$943	$(84)	(9)%
Distribution fees	198	244	(46)	(19)
Net investment income	(6)	44	(50)	NM
Other revenues	(22)	52	(74)	NM
Total revenues	1,029	1,283	(254)	(20)
Banking and deposit interest expense	5	13	(8)	(61)
Total net revenues	1,024	1,270	(246)	(19)

Expenses
Distribution expenses	330	346	(16)	(5)
Amortization of deferred acquisition costs	19	26	(7)	(27)
General and administrative expense	600	699	(99)	(14)
Total expenses	949	1,071	(122)	(11)
Pretax income	$75	$199	$(124)	(62)%

NM Not Meaningful.

Our Asset Management segment pretax income was $75 million, a decline of 62% from $199 million.

Net Revenues

Management and financial advice fees declined $84 million, or 9%, driven by a 24% decrease in assets under management due to net outflows of RiverSource and Threadneedle funds of $10.4 billion and $9.2 billion, respectively, during the nine months ended September 30, 2008, as well as the impact of equity market declines and foreign exchange rates. RiverSource funds net outflows in the current year were primarily due to reduced mutual fund sales as well as anticipated outflows of institutional assets of a former affiliate. Redemption rates for RiverSource Funds remained stable. Threadneedle experienced anticipated outflows of lower-margin institutional assets and outflows of hedge fund assets due to changes in portfolio managers. The foreign exchange translation impact for the nine months ended September 30, 2008 decreased Threadneedle managed assets by $12.1 billion.

Distribution fees declined $46 million, or 19%, due primarily to lower mutual fund sales.

Net investment income declined $50 million primarily due to lower mark-to-market adjustments on seed money investments, driven by a declining market, as well as the deconsolidation of certain limited partnerships in the fourth quarter of 2007, which is offset in banking and deposit interest expense.

Other revenues declined $74 million primarily due to decreases in revenue related to certain consolidated limited partnerships, which had a corresponding decrease in expense.

Expenses

Total expenses decreased $122 million, or 11%, due primarily to a decrease in general and administrative expense. The primary drivers of this decline were a decrease in expenses related to certain consolidated limited partnerships, which corresponds with the decline in other revenues noted above, as well as a decline resulting from expense management initiatives and lower compensation accruals.

Annuities

Our Annuities segment provides RiverSource Life variable and fixed annuity products to our retail clients primarily through our Advice & Wealth Management segment and to the retail clients of unaffiliated advisors through third-party distribution.

The following table presents the results of operations of our Annuities segment for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$380	$372	$8	2%
Distribution fees	213	197	16	8
Net investment income	560	922	(362)	(39)
Premiums	60	70	(10)	(14)
Other revenues	95	65	30	46
Total net revenues	1,308	1,626	(318)	(20)

Expenses
Distribution expenses	142	146	(4)	(3)
Interest credited to fixed accounts	479	539	(60)	(11)
Benefits, claims, losses and settlement expenses	156	249	(93)	(37)
Amortization of deferred acquisition costs	281	218	63	29
General and administrative expense	165	179	(14)	(8)
Total expenses	1,223	1,331	(108)	(8)
Pretax income	$85	$295	$(210)	(71)%

Our Annuities segment pretax income was $85 million, down $210 million, or 71%, from $295 million.

Net Revenues

Management and financial advice fees increased $8 million, or 2%, driven by positive net flows, partially offset by market declines. Variable annuities had net inflows of $2.2 billion during the nine months ended September 30, 2008 compared to net inflows of $3.8 billion for the nine months ended September 30, 2007. Our fixed annuities had total outflows of $1.1 billion in the nine months ended September 30, 2008 compared to outflows of $2.2 billion for the same period a year ago.

Distribution fees increased $16 million driven by positive net flows in variable annuity accounts.

Net investment income decreased $362 million primarily due to net realized investment losses on Available-for-Sale securities of $181 million related to impairments of financial services securities recognized in the nine months ended September 30, 2008 compared to net realized investment gains of $18 million in the prior year period and declining average fixed annuity account balances. Also contributing to lower net investment income for the nine months ended September 30, 2008 are lower yields on our investment portfolio as a result of strengthening our liquidity position and investing in shorter term instruments. Included in the third quarter of 2007 was a reduction of $21 million in the commercial mortgage loan loss reserve.

Premiums declined $10 million, or 14%, due to lower sales of immediate annuities with life contingencies.

Other revenues increased $30 million primarily due to an increase in our guaranteed benefit rider fees on variable annuities, driven by volume increases.

Expenses

Total expenses decreased $108 million, or 8%, to $1.2 billion.

Interest credited to fixed accounts decreased $60 million, or 11%, driven by declining fixed annuity account balances, down 10% from the year-ago period.

Benefits, claims, losses and settlement expenses decreased $93 million, or 37%, reflecting a net benefit of $45 million from updating our valuation assumptions and converting to a new valuation system, partially offset by an expense of $10 million from the market’s impact on DSIC. The prior year period reflected $4 million of additional expense related to updating our valuation assumptions, and an immaterial market impact on DSIC. In addition, our reserves for variable annuity guaranteed benefit riders decreased $31 million compared to a $39 million increase in benefit expenses from the mark-to-market of variable annuity guaranteed benefit riders in the prior year period.

The amortization of DAC increased $63 million, or 29%. This included a $65 million increase in DAC amortization due to the market’s impact on DAC, partially offset by an $8 million decrease in DAC amortization from updating valuation assumptions and converting to a new valuation system. The prior year period included a $5 million decrease in amortization from updating valuation assumptions and a $12 million decrease due to the market’s impact on DAC.

General and administrative expense decreased $14 million due to expense management initiatives.

Protection

Our Protection segment offers a variety of protection products to address the identified protection and risk management needs of our retail clients including life, disability income and property-casualty insurance.

The following table presents the results of operations of our Protection segment for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$45	$50	$(5)	(10)%
Distribution fees	78	76	2	3
Net investment income	210	269	(59)	(22)
Premiums	772	747	25	3
Other revenues	432	320	112	35
Total revenues	1,537	1,462	75	5
Banking and deposit interest expense	1	1	—	—
Total net revenues	1,536	1,461	75	5

Expenses
Distribution expenses	47	49	(2)	(4)
Interest credited to fixed accounts	108	106	2	2
Benefits, claims, losses and settlement expenses	638	654	(16)	(2)
Amortization of deferred acquisition costs	238	143	95	66
General and administrative expense	186	178	8	4
Total expenses	1,217	1,130	87	8
Pretax income	$319	$331	$(12)	(4)%

Our Protection segment pretax income was $319 million, down 4% from $331 million.

Net Revenues

Net revenues were $1.5 billion, an increase of $75 million, or 5%. Premiums increased $25 million due to a 5% increase in auto and home policy counts. Other revenues increased $112 million largely due to a $95 million benefit from updating valuation assumptions and converting to a new valuation system. The prior year period included an immaterial decrease in other revenues from updating valuation assumptions. Also contributing to the increase in other revenues are higher cost-of-insurance fees for VUL/UL insurance resulting from volume increases. These increases were partially offset by a decline in net investment income of $59 million. Net realized losses from Available-for-Sale securities were $48 million for the nine months ended September 30, 2008 compared to net realized investment gains of $4 million in the year-ago period. The net realized losses from investment securities are primarily related to impairments of financial services securities taken in the third quarter of 2008.

Expenses

Total expenses were $1.2 billion, an increase of $87 million, or 8%. The increase was due to a $95 million increase in amortization of DAC, partially offset by a $16 million decrease in benefits, claims, losses and settlement expenses.

Benefits, claims, losses and settlement expenses decreased $16 million, or 2%, reflecting a net benefit of $43 million from updating valuation assumptions and converting to a new valuation system, partially offset by an increase in life, long-term care and disability income insurance benefits. Expenses in 2007 included an unfavorable $12 million adjustment in reserves for disability income insurance claims and a $9 million increase from updating valuation assumptions.

DAC amortization increased $95 million primarily attributable to a $90 million increase in expense from updating valuation assumptions and converting to a new valuation system, as well as an $8 million increase due to the market’s impact on DAC. The prior year period included an increase in DAC amortization of $20 million from updating valuation assumptions and an immaterial impact on DAC from the market.

Corporate & Other

The following table presents the results of operations of our Corporate & Other segment for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$—	$1	$(1)	NM
Net investment income	11	8	3	38%
Other revenues	4	4	—	—
Total revenues	15	13	2	15
Banking and deposit interest expense	1	5	(4)	(80)
Total net revenues	14	8	6	75

Expenses
Distribution expense	1	1	—	—
Interest and debt expense	81	85	(4)	(5)
Separation costs	—	208	(208)	NM
General and administrative expense	179	112	67	60
Total expenses	261	406	(145)	(36)
Pretax loss	$(247)	$(398)	$151	38%

NM  Not Meaningful.

Our Corporate & Other pretax segment loss was $247 million, an improvement of $151 million compared to a pretax segment loss of $398 million for the same period in 2007. The improvement was due to a decrease in separation costs of $208 million, as the separation from American Express was completed in 2007. General and administrative expense increased $67 million primarily driven by a $77 million expense related to the mark-to-market of Lehman Brothers securities that we purchased from various 2a-7 money market mutual funds managed by our subsidiary, RiverSource Investments LLC. Also contributing to the increase in general and administrative expense was $36 million for the cost of guaranteeing specific client holdings in an unaffiliated money market mutual fund. These increases were partially offset by decreased expenses related to certain consolidated limited partnerships, decreased compensation accruals and cost savings initiatives.

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

Changes in both the equity and fixed income markets during the third quarter of 2008 have affected our market risk position. These changes resulted in lower asset values against which we take asset-based management and distribution fees as well as increases in our stated liabilities for variable annuity guaranteed benefits. The guaranteed benefits associated with our variable annuities are guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”), guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) options. Each of the guaranteed benefits mentioned above guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

To evaluate interest rate and equity price risk we perform sensitivity testing which measures the impact on pretax income from the sources listed below for a 12 month period following a hypothetical 100 basis point increase in interest rates and a hypothetical 10% decline in equity markets. Due to the market turmoil in the third quarter of 2008, we also performed sensitivity testing using a hypothetical 20% decline in equity markets.

The numbers below show our estimate of the pretax impact from equity price risk exposure related to asset-based management and distribution fees and variable annuity riders at September 30, 2008.

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees, including DAC amortization	$(165)	$ N/A	$(165)
Variable annuity riders:
GMDB and GMIB	(51)	N/A	(51)
GMWB	(82)	84	2
GMAB	(24)	28	4
DAC amortization	(3)	N/A	(3)
Total variable annuity riders	(160)	112	(48)
Total	$(325)	$112	$(213)

	Equity Price Exposure to Pretax Income
Equity Price Decline 20%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees, including DAC amortization	$(294)	$ N/A	$(294)
Variable annuity riders:
GMDB and GMIB	(95)	N/A	(95)
GMWB	(189)	200	11
GMAB	(54)	67	13
DAC amortization	(5)	N/A	(5)
Total variable annuity riders	(343)	267	(76)
Total	$(637)	$267	$(370)

The numbers below show our estimate of the pretax impact from interest rate risk exposure related to variable annuity riders at September 30, 2008.

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Variable annuity riders:
GMWB	$161	$(185)	$(24)
GMAB	37	(25)	12
DAC amortization	5	N/A	5
Total	$203	$(210)	$(7)

N/A  Not Applicable.

The impact on pretax income from interest rate risk exposure related to our asset-based management and distribution fees, fixed annuities, fixed portion of variable annuities, fixed insurance products and flexible savings and other fixed rate certificates did not materially change from our disclosures in our “Management’s Discussion and Analysis —Quantitative and Qualitative Disclosures About Market Risk” in our 2007 10-K.

Actual results could differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming the composition of invested assets and liabilities does not change in the 12 month period following the hypothetical market decline, that there are no changes in implied market volatility and the increase in interest rates produces a parallel shift in the yield curve. The selection of a 100 basis point interest rate increase and a 10% and 20% equity market decline should not be construed as a prediction of future market events.

Equity Price Risk – Asset-Based Management and Distribution Fees

We earn asset-based management fees on our owned separate account assets and certain of our managed assets. We also earn distribution fees on our managed assets. These sources of revenue are subject to equity price risk since the value of these assets fluctuates directly with equity prices. As of September 30, 2008 we do not hedge the equity risk of this exposure.

Equity Price Risk – Variable Annuity Riders

The variable annuity guaranteed benefits guarantee payouts to the annuity holder under certain specific conditions regardless of the performance of the investment assets. For this reason, when equity markets decline, the returns from the separate account assets coupled with guaranteed benefit fees from annuity holders may not be sufficient to fund expected payouts. In that case, reserves must be increased with a negative impact to earnings. We do not hedge the equity price risk related to GMDB and GMIB. The core derivative instruments with which we hedge the equity price risk of our GMWB and GMAB are longer dated put and call options; these core instruments are supplemented with equity futures and total return swaps.

Interest Rate Risk – Variable Annuity Riders

The GMAB and the non-life contingent benefits associated with the GMWB provisions create embedded derivatives which are carried at fair value separately from the underlying host variable annuity contract. Increases in interest rates reduce the fair value of the GMWB and GMAB liabilities. The GMWB and GMAB interest rate exposure is hedged with a portfolio of longer dated put and call options, interest rate swaps and swaptions. During the three months ended September 30, 2008, we continued to adjust the hedge portfolio to reflect the sensitivity of the liabilities.

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

Credit exposures on derivative contracts may take into account netting arrangements and collateral arrangements. Before executing a new type of structure of derivative contract, we determine the variability of the contract’s potential market and credit exposures and whether such variability might reasonably be expected to create exposure to a counterparty in excess of established limits.

Additionally, we reinsure a portion of the insurance risks associated with our life, disability income, long-term care and auto and home insurance products through reinsurance agreements with unaffiliated reinsurance companies. Reinsurance is used in order to limit losses, reduce exposure to large risks and provide additional capacity for future growth. To manage exposure to losses from reinsurer insolvencies, the financial condition of reinsurers is evaluated prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. Our insurance companies remain primarily liable as the direct insurers on all risks reinsured.

For additional information regarding our sensitivity to market and credit risk, see “Management’s Discussion and Analysis –Quantitative and Qualitative Disclosures About Market Risk” in our 2007 10-K.

Fair Value Measurements

We report certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives, properties held by our consolidated property funds, and most investments and cash equivalents are reported at their fair values. Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) defines fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions. We include actual market prices, or observable inputs in our fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. We validate prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. SFAS 157 does not require the use of market prices that are the result of a forced liquidation or distressed sale.

Illiquid Markets

Through our own experience transacting in the marketplace and through discussions with our pricing vendors, we believe that the market for certain non-agency residential mortgage-backed securities is inactive. Indicators of inactive markets include: pricing services’ reliance on brokers or discounted cash flow analyses to provide prices, an increase in the disparity between prices provided by different pricing services for the same security, unreasonably large bid-offer spreads and a significant decrease in the volume of trades relative to historical levels. This market inactivity has resulted in our applying valuation techniques that rely more on an income approach (discounted cash flows using market rates) than on a market approach (prices from pricing services). We consider market observable yields for other asset classes we consider to be of similar risk which includes nonperformance and liquidity for individual securities to set the discount rate for applying the income approach to certain non-agency residential mortgage-backed securities. The discount rates used for these securities at September 30, 2008 ranged from 11% to 17%.

Residential Mortgage-backed Securities Backed by Subprime or Alt-A Collateral

Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but may not conform to government-sponsored standards. We have exposure to these types of loans only through mortgage-backed and asset-backed securities. The slow down in the U.S. housing market, combined with relaxed underwriting standards by some originators, has recently led to higher delinquency and loss rates for some of these investments. Recent market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage-backed securities. As a part of our risk management process, an internal rating system is used in conjunction with market data as the basis of analysis to assess the likelihood that we will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, we perform our own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds, loss severity, and geographic concentrations to determine if an other-than-temporary impairment should be recognized. Based on this analysis, other than non-agency mortgage-backed securities that had credit-related impairments recorded in the nine months ended September 30, 2008, all contractual payments are expected to be received.

The following table presents, as of September 30, 2008, our residential mortgage-backed and asset-backed securities backed by sub-prime and Alt-A mortgage loans by credit rating and vintage year. For presentation in this table, other-than-temporarily impaired securities are shown at their internal rating of BB and below (amounts in millions).

	AAA		AA		A		BBB		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Sub-prime
2003 & prior	$2	$1	$—	$—	$—	$—	$—	$—	$—	$—	$2	$1
2004	17	15	8	7	—	—	10	9	—	—	35	31
2005	95	85	—	—	5	4	2	2	—	—	102	91
2006	65	58	27	23	—	—	—	—	19	19	111	100
2007	—	—	—	—	—	—	—	—	6	6	6	6
2008	11	10	—	—	—	—	—	—	—	—	11	10
Total Sub-prime	$190	$169	$35	$30	$5	$4	$12	$11	$25	$25	$267	$239

Alt-A
2003 & prior	$8	$8	$—	$—	$—	$—	$—	$—	$—	$—	$8	$8
2004	89	79	27	18	—	—	—	—	—	—	116	97
2005	432	364	77	40	6	5	—	—	20	20	535	429
2006	85	78	22	17	34	26	21	21	175	175	337	317
2007	171	124	32	26	—	—	22	17	36	36	261	203
2008	—	—	—	—	—	—	—	—	—	—	—	—
Total Alt-A	$785	$653	$158	$101	$40	$31	$43	$38	$231	$231	$1,257	$1,054

Grand Total	$975	$822	$193	$131	$45	$35	$55	$49	$256	$256	$1,524	$1,293

Fair Value of Liabilities and Nonperformance Risk

SFAS 157 also requires companies to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations to policyholders of our variable annuity riders, we considered the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjusted the valuation of variable annuity riders by updating certain policyholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is specific to the risk of our life insurance company subsidiaries not fulfilling these liabilities. This nonperformance risk adjustment is based on broker quotes for credit default swaps. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2008. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $62 million, net of DAC and DSIC amortization and income taxes, based on September 30, 2008 credit spreads.

As outlined in the credit risk section above, nonperformance risk for derivatives is managed and mitigated primarily through the use of master netting arrangements and collateral arrangements. As of September 30, 2008, any deterioration in our derivative counterparties’ credit would not materially impact our financial statements.

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during the third quarter of 2008. At September 30, 2008, we had $4 billion in cash and cash equivalents, up from $3.8 billion at December 31, 2007. We expect to use approximately $800 million of cash during the fourth quarter of 2008 for our three acquisitions. We have additional liquidity available through an unsecured revolving credit facility for $750 million that expires in September 2010. Under the terms of the underlying credit agreement, we can increase this facility to $1.0 billion. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this credit facility and had $2 million of outstanding letters of credit at September 30, 2008. In September 2008, RiverSource Life, as the lender, entered into a revolving credit agreement with Ameriprise Financial, Inc. as the borrower. This line of credit is not to exceed 3% of RiverSource Life’s statutory admitted assets as of the prior year end. As of September 30, 2008, there were no borrowings outstanding against this credit facility. Our parent holding company also maintains line of credit agreements to loan cash to certain subsidiaries of $1.5 billion, of which $487 million was outstanding as of September 30, 2008. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

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

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital as of
	September 30, 2008	December 31, 2007	Regulatory Capital Requirement
	(in millions)
RiverSource Life Insurance Company(1)(2)	$2,089	$3,017	$442
RiverSource Life Insurance Co. of New York(1)(2)	157	288	34
IDS Property Casualty Insurance Company(1)(3)	443	424	122
Ameriprise Insurance Company(1)(3)	47	49	2
Ameriprise Certificate Company(4)	258	210	226
Threadneedle Asset Management Holdings Limited(5)	304	232	106
Ameriprise Bank, FSB(6)	130	143	130
Ameriprise Financial Services, Inc.(3)(4)	178	102	#
Ameriprise Captive Insurance Company	17	16	14
Ameriprise Trust Company(3)	47	60	31
American Enterprise Investment Services, Inc.(3)(4)	69	56	6
Securities America, Inc.(3)(4)	16	13	#
RiverSource Distributors, Inc.(3)(4)	37	30	#

#                 Amounts are less than $1 million.

(1)             Actual capital is determined on a statutory basis.

(2)             Regulatory capital requirement is based on the most recent annual statutory risk-based capital filing, as of December 31, 2007.

(3)             Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of September 30, 2008.

(4)             Actual capital is determined on an adjusted GAAP basis.

(5)             Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The actual capital requirement and the regulatory capital requirement for September 30, 2008 are as of December 31, 2007. The actual capital requirement for December 31, 2007 is as of June 30, 2007.

(6)             Ameriprise Bank holds capital in compliance with the Federal Deposit Insurance Corporation policy regarding de novo depository institutions.

In addition to the particular regulations restricting dividend payments and establishing subsidiary capitalization requirements, we take into account the overall health of the business, capital levels and risk management considerations in determining a dividend strategy for payments to our company from our subsidiaries, and in deciding to use cash to make capital contributions to our subsidiaries. During the nine months ended September 30, 2008, Ameriprise Financial, Inc. received cash dividends and made cash contributions to subsidiaries of $1.1 billion and $137 million, respectively. Of the dividends received for the nine months ended September 30, 2008, $775 million came from RiverSource Life. During the nine months ended September 30, 2007, Ameriprise Financial, Inc. received cash dividends and made cash contributions to subsidiaries of $1.2 billion and $40 million, respectively. Of the dividends received for the nine months ended September 30, 2007, $800 million came from RiverSource Life.

Share Repurchases and Dividends Paid to Shareholders

We have a share repurchase program in place to return excess capital to shareholders. During the nine months ended September 30, 2008 and 2007, we repurchased a total of 12.7 million and 11.1 million shares, respectively, of our common stock at an average price of $48.26 and $59.87, respectively. As of September 30, 2008, we had $1.3 billion remaining under a share repurchase authorization. In light of the current market environment, we have temporarily suspended our stock repurchase program.

The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and factors, these purchases may be commenced or suspended at any time without prior notice. We used our existing working capital to fund these share repurchases.

We paid regular quarterly cash dividends to our shareholders totaling $105 million and $98 million for the nine months ended September 30, 2008 and 2007, respectively.

On October 22, 2008, our Board of Directors declared a regular quarterly cash dividend of $0.17 per common share. The dividend will be paid on November 21, 2008 to our shareholders of record at the close of business on November 7, 2008.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2008 was $261 million compared to $382 million for the nine months ended September 30, 2007, a decrease of $121 million. The decrease was primarily related to advancing approximately $300 million to our clients to fund their critical liquidity needs following the freeze of funds in the Reserve’s Primary Fund and Government Fund, as well as the costs associated with supporting RiverSource 2a-7 money market mutual funds. These negative impacts to operating cash were partially offset by lower cash outflows due to lower expenses, including the completion of separation costs in 2007 and a $100 million settlement that was paid in 2007. The increase related to the change in brokerage deposits was partially offset by the decrease related to the change in segregated cash, which was primarily due to the accumulation of client cash balances in brokerage accounts due to the lack of ability to sweep cash into the Reserve Fund.

Cash Flows from Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net outflows of our fixed annuity and universal life products reflected in financing activities.

Net cash provided by investing activities for the nine months ended September 30, 2008 was $627 million compared to $4.3 billion for the nine months ended September 30, 2007, a decrease of $3.7 billion. The decrease was primarily due to a $2.7 billion decrease in proceeds from sales of Available-for-Sale securities partly due to lower net outflows of our fixed annuities and net inflows in our investment certificates compared to net outflows in our investment certificates in the prior year period. In addition, we purchased $1.5 billion more of Available-for-Sale securities during the nine months ended September 30, 2008 compared to the prior year period, partially offset by a $711 million increase in cash proceeds from maturities, sinking fund payments and calls. Consumer banking loans and credit card receivables resulted in a decrease in cash of $146 million compared to the prior period as the result of new loans and our credit card launch in 2008.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2008 was $657 million compared to $3.4 billion for the nine months ended September 30, 2007, a decrease of $2.8 billion. Net cash from policyholder and contractholder account values increased $1.5 billion from the prior year period primarily due to lower net outflows in fixed annuities as a result of the market environment and sales initiatives and net inflows in our investment certificates compared to net outflows in our investment certificates in the prior year period. Proceeds from additions of investment certificates increased $1.2 billion due to an increase in sales of investment certificates as a result of the market environment and a sales promotion we began in April 2008.

Contractual Commitments

There have been no material changes in our contractual obligations disclosed in our 2007 10-K.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements disclosed in our 2007 10-K.

Forward-Looking Statements

This report contains forward-looking statements that reflect management’s plans, estimates and beliefs. Actual results could differ materially from those described in these forward-looking statements. The Company has made various forward-looking statements in this report. Examples of such forward-looking statements include:

•                  Statements of the Company’s plans, intentions, expectations, objectives or goals, including those relating to asset flows, mass affluent and affluent client acquisition strategy, financial advisor retention and enrollments, general and administrative costs, consolidated tax rate, and excess capital position;

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

•                  investment management performance and consumer acceptance of the Company’s products;

•                  effects of competition in the financial services industry and changes in product distribution mix and distribution channels;

•                  capital structure including ratings and indebtedness, limitations on subsidiaries to pay dividends, and the extent, manner, terms and timing of any share repurchases management may effect;

•                  risks of default by issuers or guarantors of investments the Company owns or by counterparties to hedge, derivative, insurance or reinsurance arrangements;

•                  experience deviations from the Company’s assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products, or from assumptions regarding market volatility underlying our hedges on guaranteed benefit annuity riders;

•                  the impacts of the Company’s efforts to improve distribution economics and to grow third-party distribution of its products;

•                  the ability to complete the acquisition opportunities we negotiate, and to realize the financial, operating and business fundamental benefits we plan for those opportunities;

•                  the ability to realize benefits from reengineering and tax planning; and

•                  general economic and political factors, including consumer confidence in the economy as well as the ability and inclination of consumers generally to invest, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation, including tax laws, tax treaties, fiscal and central government treasury policy, and regulatory rulings and pronouncements.

Management cautions you that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included as Part I, Item 1A of our Annual Report on Form 10-K for 2007 filed with the SEC on February 29, 2008 and at ir.ameriprise.com.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2008, we converted to a new industry standard actuarial valuation system for RiverSource Life products that provides enhanced modeling capabilities. This system strengthens our internal control environment as the valuation is highly automated and manual intervention is significantly reduced. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

AMERIPRISE FINANCIAL, INC.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 12 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A. RISK FACTORS

The risk factors set forth below update the risk factors section previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).

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

Our businesses have been and may continue to be adversely affected by the current U.S. and global capital market and credit crises, the repricing of credit risk, and by stress in the U.S. and global economies generally. During the last half of our fiscal year ended December 31, 2007, difficulties in the mortgage and broader capital markets in the United States and elsewhere, coupled with the repricing of credit risk, have created extremely difficult market conditions. These conditions, as well as instability in global equity markets with downward pressure on stock prices, have persisted and increased substantially through the third quarter of fiscal year ending December 31, 2008.  This has resulted in greater volatility, less liquidity, variability of credit spreads and a lack of price transparency.  By example, the widening of credit spreads has significantly impacted certain market-value structured investment vehicles and other structured credit products, which have experienced rapid deterioration in value and/or failures to meet scheduled payments based on declines in the market value of underlying collateral pools, increased costs or unavailability of credit default hedges or liquidity to their structures, and/or the triggering of covenants that accelerate the amortization or liquidation of these structures.  Each of our segments operates in these markets with exposure for ourselves and our clients in securities, loans, derivatives, alternative investments, seed capital and other commitments.  It is difficult to predict how long these conditions will exist, which of our markets, products and businesses will continue to be directly affected in revenues, management fees and investment valuations and earnings, and to what extent our clients may seek to bring claims arising out of investment performance. As a result, these factors could materially adversely impact our results of operations.

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

During periods of falling interest rates, our “spread”, or the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay policyholders, contractholders and depositors, may be reduced or could become negative, primarily because some of these products have guaranteed minimum crediting rates.  Due to the long-term nature of the liabilities associated with certain of our businesses, such as fixed annuities and guaranteed benefits on variable annuities, sustained declines in long-term interest rates may subject us to reinvestment risks and increased hedging costs.

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

Governmental initiatives intended to address capital market conditions may not be effective and may give rise to additional requirements for our business, including new capital requirements or other regulations, that could materially affect our results of operations, financial condition and liquidity in ways that we cannot predict.

Legislation has been passed in an attempt to address the instability in global financial markets. This legislation includes a provision to grant the U.S. Treasury Department the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions. This legislation or similar proposals, as well as other actions such as monetary or fiscal actions of U.S. government instrumentalities or comparable authorities in other countries, may fail to stabilize the financial markets. This legislation and other proposals or actions may also have other consequences, including material effects on interest rates and foreign exchange rates, which could materially affect our investments, results of operations and liquidity in ways that we cannot predict.

In addition, we are subject to extensive laws and regulations that are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory agencies, including foreign regulators, state securities and insurance regulators, the Securities and Exchange Commission, the New York Stock Exchange, the Financial Industry Regulatory Authority, the Office of Thrift Supervision, the U.S. Department of Justice and state attorneys general.  The current financial crisis has prompted or may prompt some of these authorities to consider additional regulatory requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their authority in new or more expansive ways. All of these possibilities, if they occurred, could affect the way we conduct our business and manage our capital, and may require us to satisfy increased capital requirements, any of which in turn could materially affect our results of operations, financial condition and liquidity.

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

We use reinsurance to mitigate our risks in various circumstances as described in Item 1 of our 2007 Form 10-K—“Business—Our Segments—Protection—Reinsurance.”  Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us.  Accordingly, we bear credit and performance risk with respect to our reinsurers.  A reinsurer’s insolvency or its inability or unwillingness to make payments under the terms of our reinsurance agreement could have an adverse effect on our financial condition and results of operations that could be material.  See Note 2 to our Consolidated Financial Statements included in our 2007 Annual Report to Shareholders.

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

The Determination of the Amount of Allowances and Impairments Taken on Certain Investments is Subject to Management’s Evaluation and Judgment and Could Materially Impact Our Results of Operations or Financial Position.

The determination of the amount of allowances and impairments vary by investment type and is based upon our periodic evaluation and assessment of inherent and known risks associated with the respective asset class.  Such evaluations and assessments are revised as conditions change and new information becomes available.  Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised.  Historical trends may not be indicative of future impairments or allowances.

The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value that considers a wide range of factors about the security issuer and management uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential, which assumptions and estimates are more difficult to make with certainty under current market conditions.

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

Our businesses operate in intensely competitive industry segments.  We compete based on a number of factors including name recognition, service, the quality of investment advice, investment performance, product features, price, perceived financial strength, and claims-paying and credit ratings.  Our competitors include broker-dealers, banks, asset managers, insurers and other financial institutions.  Many of our businesses face competitors that have greater market share, offer a broader range of products, have greater financial resources, or have higher claims-paying or credit ratings than we do.  Some of our competitors may possess or acquire intellectual property rights that could provide a competitive advantage to them in certain markets or for certain products, which could make it more difficult for us to introduce new products and services.  Some of our competitors’ proprietary products or technology could be similar to our own, and this could result in disputes that could impact our financial condition or results of operations.  In addition, over time certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms.  This convergence could result in our competitors gaining greater resources and we may experience pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices.

Currently, our branded advisor network distributes annuity and protection products issued almost exclusively by our RiverSource Life companies.  If our branded advisor network further opened or expanded its distribution of annuity and protection products of other companies, we could experience lower sales of our companies’ products, higher surrenders, or other developments which could have a material adverse effect on our financial condition and results of operations.

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

We operate in highly regulated industries, and are required to obtain and maintain licenses for many of the businesses we operate in addition to being subject to regulatory oversight.  Securities regulators have significantly increased the level of regulation in recent years and have several outstanding proposals for additional regulation.  Significant discussion and activity by regulators concerns the sale and suitability of financial products and services to persons planning for retirement, as well as to older investors.  In addition, we are subject to heightened requirements and associated costs and risks relating to privacy and the protection of customer data.  Our information systems, moreover, may be subject to increased efforts of “hackers” by reason of the customer data we possess. These requirements, costs and risks, as well as possible legislative or regulatory changes, may constrain our ability to market our products and services to our target demographic and potential customers, and could negatively affect our profitability and make it more difficult for us to pursue our growth strategy.

Our insurance companies are subject to state regulation, so must comply with statutory reserve and capital requirements.  State regulators are continually reviewing and updating these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices.  Moreover, our life insurance companies are subject to capital requirements for variable annuity contracts with guaranteed death or living benefits.  These requirements may have an impact on future statutory reserves and regulatory capital in the event equity market values fall in the future.  Our insurance companies are required by state law to be members of the guaranty fund association in every state where they are licensed to do business.  In the event of insolvency of one or more unaffiliated insurance companies, our insurance companies could be adversely affected by the requirement to pay assessments to the guaranty fund associations.  Moreover, there is active discussion at the NAIC of moving to a principles-based reserving system.  This could change statutory reserve requirements significantly, and it is not possible to estimate the impact at this time.  Further, we cannot predict the effect that proposed federal legislation, such as the option of federally chartered insurers, may have on our insurance businesses or their competitors.

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

For a further discussion of the regulatory framework in which we operate, see Item 1 of our 2007 Form 10-K— “Business—Regulation.”

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

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our operations, both domestically and internationally.  Various regulatory and governmental bodies have the authority to review our products and business practices and those of our employees and independent financial advisors and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our employees or affiliated financial advisors, are improper.  Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the industries and businesses in which we operate.  Some of these proceedings have been brought on behalf of various alleged classes of complainants.  In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.  See Item 3 of our 2007 Form 10-K— “Legal Proceedings.” Substantial legal liability in these or future legal or regulatory actions could have a material adverse financial effect or cause significant reputational harm, which in turn could seriously harm our business prospects.

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

In view of the difficulties experienced recently by many financial institutions, including our competitors in the insurance industry, we believe it is possible that the ratings organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the ratings organization’s models for maintenance of ratings levels.

We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be changed at any time and without any notice by the ratings organizations.

If our reserves for future policy benefits and claims, or for our bank lending portfolio, are inadequate, we may be required to increase our reserve liabilities, which could adversely affect our results of operations and financial condition.

We establish reserves as estimates of our liabilities to provide for future obligations under our insurance policies, annuities and investment certificate contracts.  We also establish reserves as estimates of the potential for loan losses in our consumer lending portfolios.  Reserves do not represent an exact calculation, but rather are estimates of contract benefits or loan losses and related expenses we expect to incur over time.  The assumptions and estimates we make in establishing reserves require certain judgments about future experience and, therefore, are inherently uncertain.  We cannot determine with precision the actual amounts that it will pay for contract benefits, the timing of payments, or whether the assets supporting its stated reserves will increase to the levels it estimates before payment of benefits or claims.  We monitor our reserve levels continually.  If we were to conclude that our reserves are insufficient to cover actual or expected contract benefits or loan collections, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which could adversely affect our results of operations and financial condition.  For more information on how we set our reserves, see Note 2 to our Consolidated Financial Statements included in our 2007 Annual Report to Shareholders.

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

The risk that our claims experience may differ significantly from our pricing assumptions is particularly significant for our long term care insurance products notwithstanding our ability to implement future price increases.  As with life insurance, long term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years.  However, as a relatively new product in the market, long term care insurance does not have the extensive claims experience history of life insurance, and, as a result, our ability to forecast future claim rates for long term care insurance is more limited than for life insurance.  We have sought to moderate these uncertainties to some extent by partially reinsuring long term care policies we previously underwrote and by limiting our present long term care insurance offerings to policies underwritten fully by an unaffiliated third party, and we have also implemented rate increases on certain inforce policies as described in Item 1 of our 2007 Form 10-K— “Business—Our Segments—Protection—RiverSource Insurance Products—Long Term Care Insurance”.  There can be no assurance that we will not be required to implement additional rate increases in the future or that we will receive regulatory approval to the full extent and timing of any rate increases that we may seek.

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

As of December 31, 2007 and 2006, we had $4.5 billion of DAC and we amortized $551 million, $472 million and $431 million, respectively, of DAC as a current-period expense for the years ended December 31, 2007, 2006 and 2005, respectively.  For more information regarding DAC, see the information contained in our 2007 Annual Report to Shareholders under the captions “Management’s Discussion and Analysis—Critical Accounting Policies—Deferred Acquisition Costs” and “—Recent Accounting Pronouncements.”

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

Moreover, we are subject to the risks of errors and misconduct by our employees and affiliated financial advisors — such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information — which is difficult to detect in advance and deter, and could harm our business, results of operations or financial condition.  We are further subject to the risk of nonperformance or inadequate performance of contractual obligations by third party vendors of products and services that are used in our businesses.  Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.  Insurance and other traditional risk-shifting tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.

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

Insurance, banking and securities laws and regulations regulate the ability of many of our subsidiaries (such as our insurance, banking and brokerage subsidiaries and our face-amount certificate company) to pay dividends or make other distributions.  See Item 1 of our 2007 Form 10-K— “Regulation” as well as the information contained in our 2007 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis — Liquidity and Capital Resources.”  In addition to the various regulatory restrictions that constrain our subsidiaries’ ability to pay dividends to our company, the rating agencies impose various capital requirements on our company and our insurance company subsidiaries in order for us to maintain our ratings and the ratings of our insurance subsidiaries, which also constrains our and their ability to pay dividends.

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

In addition, changes to the Internal Revenue Code, administrative rulings or court decisions could increase our provision for income taxes. For example, on August 16, 2007, the Internal Revenue Service (“IRS”) issued a revenue ruling which purports, among other things, to modify the calculation of the deduction for dividends received by life insurance companies. Subsequently, on September 25, 2007, the IRS issued another revenue ruling that suspended the August 16 ruling and announced a new regulation project on the issue. The income tax benefit of the separate account dividends received deduction for current year dividends was approximately $46 million for the fiscal year ended December 31, 2007.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of 2008:

(a) Period	(b) Total Number of Shares Purchased	Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

July 1 to July 31, 2008
Share repurchase program(1)	2,037,282	$39.76	(2)	2,037,282	$1,317,753,284
Employee transactions(3)	1,904	$40.05		N/A	N/A

August 1 to August 31, 2008
Share repurchase program(1)	—	$—		—	$1,317,753,284
Employee transactions(3)	702	$42.32		N/A	N/A

September 1 to September 30, 2008
Share repurchase program(1)	300,000	$43.11	(2)	300,000	$1,304,819,604
Employee transactions(3)	441	$44.77		N/A	N/A

Totals
Share repurchase program	2,337,282	$40.19		2,337,282
Employee transactions	3,047	$41.26		N/A
	2,340,329			2,337,282

(1)             On April 22, 2008, we announced that our Board of Directors authorized us to repurchase up to $1.5 billion worth of our common stock through April 22, 2010. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through block trades or other means. In light of the current market environment, we have temporarily suspended our stock repurchase program.

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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: November 4, 2008	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date: November 4, 2008	By	/s/ David K. Stewart
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