Form 10-K
period 2008-12-31
AMERIPRISE FINANCIAL INC
filed 2009-03-02
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO

COMMISSION FILE NUMBER 1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center Minneapolis, Minnesota	55474
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (612) 671-3131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The New York Stock Exchange, Inc.
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐    No ☒

The aggregate market value, as of June 30, 2008, of voting shares held by non-affiliates of the registrant was approximately $8.8 billion. Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2009
Common Stock, par value $.01 per share	218,821,776 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 22, 2009 ("Proxy Statement").

AMERIPRISE FINANCIAL, INC.
FORM 10-K
INDEX

PART I.

Item 1.  Business.

Overview

Ameriprise Financial, Inc. is a holding company incorporated in Delaware primarily engaged in business through its subsidiaries. Accordingly, references below to "we," "us" and "our" may refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies or to one or more of our subsidiaries. Our headquarters is located at 55 Ameriprise Financial Center, Minneapolis, Minnesota 55474. We also maintain executive offices in New York City.

We are engaged in providing financial planning, products and services that are designed to be utilized as solutions for our clients' cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. As of December 31, 2008, we had a network of more than 12,400 financial advisors and registered representatives ("affiliated financial advisors"). In addition to serving clients through our affiliated financial advisors, our asset management, annuity, and auto and home protection products are distributed through third-party advisors and affinity relationships.

We believe we are well positioned to further strengthen our offerings to existing and new clients and deliver profitable long-term growth to our shareholders. Our five strategic objectives are:

•
Be the leading provider of financial planning products and services to mass affluent and affluent clients.

•
Strengthen our lead in financial planning.

•
Become the platform of choice for financial planning-focused advisors.

•
Capture greater assets and protection in force by improving and expanding our product solutions and extending our distribution reach.

•
Ensure increasingly stronger and more efficient enterprise-wide capabilities.

We deliver solutions to our clients through an approach focused on building long term personal relationships between our advisors and clients. We offer financial planning and advice that are responsive to our clients' evolving needs and help them achieve their identified financial goals by recommending actions and a range of product "solutions" consisting of investment, annuities, insurance, banking and other financial products that help them attain over time a return or form of protection while accepting what they determine to be an appropriate range and level of risk. The financial product solutions we offer through our affiliated advisors include both our own products and services and products of other companies. Our financial planning and advisory process is designed to provide comprehensive advice, when appropriate, to address our clients' cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. We believe that our focus on personal relationships, together with our strengths in financial planning and product development, allows us to better address our clients' financial needs, including the financial needs of our primary target market segment, the mass affluent and affluent, which we define as households with investable assets of more than $100,000. This focus also puts us in a strong position to capitalize on significant demographic and market trends, which we believe will continue to drive increased demand for our financial planning and other financial services. Deep client-advisor relationships are central to the ability of our business model to succeed through market cycles, including the extreme market conditions that persisted through 2008. We continue to establish Ameriprise Financial as a financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by our continued leadership in financial planning and a client retention percentage rate of 94%. Branded financial plan net cash sales for the year ended December 31, 2008 increased 4% compared to the year-ago period.

Our multi-platform network of affiliated financial advisors is the means by which we develop personal relationships with retail clients. We refer to the affiliated financial advisors who use our brand name (who numbered more than 10,500 at December 31, 2008) as our branded advisors, and those who do not use our brand name but who are affiliated as registered representatives of ours as our unbranded advisors (who numbered over 1,900 at December 31, 2008). Our branded advisor network is also the primary distribution channel through which we offer our investment products and services, as well as a range of banking and protection products. We offer our branded advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in delivering advice and product solutions to clients. We believe our approach not only improves the products and services we provide to their clients, but also allows us to reinvest in enhanced services for clients and increase support for our affiliated financial advisors. This integrated model also affords us a better understanding of our clients, which allows us to better manage the risk profile of our businesses. We believe our focus on meeting clients' needs through personal financial planning results in more satisfied clients with deeper, longer lasting relationships with our company and a higher retention of experienced financial advisors.

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

Our Asset Management segment provides investment advice and investment products to retail and institutional clients. Our subsidiary, RiverSource Investments, LLC, ("RiverSource Investments") predominantly provides U.S. domestic products and services and our subsidiary, Threadneedle Asset Management Holdings Sàrl ("Threadneedle"), and its affiliates predominantly provide international investment products and services. U.S. domestic retail products are primarily distributed through our Advice & Wealth Management segment, and also through unaffiliated advisors. International retail products are primarily distributed through third parties. Institutional clients are served directly by RiverSource Investments and Threadneedle personnel.

Our Annuities segment provides RiverSource Life variable and fixed annuity products to retail clients, primarily distributed through our affiliated financial advisors and to the retail clients of unaffiliated advisors and firms through third-party distributors.

Our Protection segment provides a variety of protection products to address the protection and risk management needs of our retail clients, including life, disability income and property-casualty insurance primarily distributed through our affiliated financial advisors. This segment also includes our long term care block which was closed in 2002.

Our Corporate & Other segment realizes net investment income on corporate level assets, including excess capital held in RiverSource Life and other unallocated equity and revenues from various investments, as well as unallocated corporate expenses. This segment also includes non-recurring costs from 2007 and 2006 associated with our separation from American Express Company ("American Express"), which ended in the fourth quarter of 2007.

During our fiscal year ended December 31, 2008, the global financial markets in which each of our segments operate experienced unprecedented volatility and decline. Market conditions have had a significant impact on the operating results of each of our segments. We expect that a challenging business climate will persist for the foreseeable future. To succeed in this environment, we expect to continue focusing on each of our key strategic objectives. The success of these and other strategies may be affected by the factors discussed below in Item 1A Risk Factors of this Annual Report on Form 10-K, and other factors as discussed herein.

In 2008, we generated $7.0 billion in total net revenues, $371 million pretax loss and $38 million net loss. At December 31, 2008, we had $372.1 billion in owned, managed and administered assets worldwide compared to $479.8 billion as of December 31, 2007, as follows:

	As of December 31,
Asset Category	2008	2007
	(in billions)
Owned	$31.7	$39.6
Managed	264.9	369.2
Administered	75.5	71.0

Total	$372.1	$479.8

Our Principal Brands

We use two principal brands for our businesses: Ameriprise Financial and RiverSource.

We use Ameriprise Financial as our holding company brand, as well as the name of our branded advisor network and certain of our retail products and services. The retail products and services that utilize the Ameriprise brand include products and services that we provide through our branded advisors (e.g., investment advisory accounts, retail brokerage services and banking products) and products and services that we market directly to consumers (e.g., personal auto and home insurance).

We use our RiverSource brand for our U.S. asset management, annuity, and the majority of our protection products. Products that utilize the RiverSource name include retail and institutional asset management products, retail mutual funds, annuities and life and disability income insurance products. We believe that using a distinct brand for these products permits differentiation from our branded advisor network.

History and Development

Our company has more than 110 years' history of providing financial solutions designed to help clients achieve their financial objectives. Our earliest predecessor company, Investors Syndicate, was founded in 1894 to provide face-amount certificates to consumers with a need for conservative investments. By 1937, Investors Syndicate had expanded its product offerings through Federal Housing Authority mortgages, and later, mutual funds, by establishing Investors Mutual, one of the pioneers in the mutual fund industry. In 1949, Investors Syndicate was renamed Investors Diversified Services, Inc., or IDS. In 1957, IDS added life insurance products, and later, annuity products, through IDS Life Insurance Company (now known as "RiverSource Life Insurance Company"). In 1972, IDS began to expand its distribution network by delivering investment products directly to clients of unaffiliated financial institutions. IDS also introduced its comprehensive financial planning processes to clients, integrating the identification of client needs with the products and services to address those needs in the 1970s, and it introduced fee-based planning in the 1980s.

In 1979, IDS became a wholly owned subsidiary of Alleghany Corporation pursuant to a merger. In 1983, our company was formed as a Delaware corporation in connection with American Express' 1984 acquisition of IDS Financial Services from Alleghany Corporation. We changed our name to "American Express Financial Corporation" ("AEFC") and began selling our products and services under the American Express brand in 1994. To provide retail clients with a more comprehensive set of products and services, in the late 1990s we began significantly expanding our offering of the mutual funds of other companies. In 2003, we acquired Threadneedle. On September 30, 2005, American Express consummated a distribution of the shares of AEFC to American Express shareholders (the "Distribution"), at which time we became an independent, publicly traded company and changed our name to "Ameriprise Financial, Inc." In 2006, we divested our defined contribution recordkeeping business. In the fourth quarter of 2008, we completed the acquisitions of H&R Block Financial Advisors, Inc., Brecek & Young Advisors, Inc. and J. & W. Seligman & Co., Incorporated, each of which further expanded our retail distribution or our asset management capabilities.

Our Organization

The following is a simplified depiction of the organizational structure for our company, showing the primary subsidiaries through which we operate our businesses. The current legal entity names are provided for each subsidiary.

Following is a brief description of the business conducted by each subsidiary noted above, as well as the segment or segments in which it primarily operates.

•
Threadneedle Asset Management Holdings Sàrl  is a Luxembourg-based holding company for the Threadneedle group of companies, which provides investment management products and services to clients in the United Kingdom, Continental Europe and the Asia-Pacific region on a basis primarily independent from our other affiliates. Operating under its own brand name, management organization and operating, compliance and technology infrastructure, Threadneedle's results of operations are included in our Asset Management segment.

•
RiverSource Investments, LLC serves as investment advisor to our RiverSource® and Seligman family of mutual funds and to institutional accounts. Its results of operations are included in our Asset Management and Corporate & Other segments.

•
J. & W. Seligman & Co., Incorporated  is a holding company for the Seligman group of companies ("Seligman"), which we acquired in November 2008. Seligman's results of operations are included in our Asset Management segment.

•
RiverSource Fund Distributors, Inc.  is a broker-dealer subsidiary which began serving as the principal underwriter and distributor for our RiverSource and Seligman mutual funds on January 2, 2009. Its results of operations are included in our Asset Management segment.

•
American Enterprise Investment Services Inc.  ("AEIS") is our registered clearing broker-dealer subsidiary. Brokerage transactions for accounts introduced by Ameriprise Financial Services, Inc. are executed and cleared through AEIS. Its results of operations are included in our Advice & Wealth Management segment.

•
Ameriprise Financial Services, Inc.  ("AFSI") is our primary financial planning and retail distribution subsidiary, which operates under our Ameriprise Financial brand name. Its results of operations are included in our Advice & Wealth Management segment.

•
Securities America Financial Corporation  is a holding company for Securities America, Inc. ("SAI"), our retail distribution subsidiary, which provides a platform for our unbranded advisors. Operating under its own name, management organization and operating, compliance and technology infrastructure, its results of operations are included in our Advice & Wealth Management segment. Securities America Financial Corporation purchased Brecek & Young Advisors, Inc. ("Brecek & Young") in October 2008.

•
AMPF Holding Corporation  is a holding company for the group of companies comprising the retail brokerage and advisory business which we acquired from H&R Block, Inc. in October 2008, and subsequently renamed. The primary operating subsidiary within the AMPF Holding Corporation group is Ameriprise Advisor Services, Inc. ("AASI", formerly known as H&R Block Financial Advisors, Inc.), a registered broker-dealer that provides brokerage and investment advisory services to retail clients. AMPF Holding Corporation's results of operations are included in our Advice & Wealth Management segment.

•
RiverSource Distributors, Inc.  ("RiverSource Distributors") is a broker-dealer subsidiary which serves as a co-principal underwriter and distributor of our RiverSource and Seligman mutual funds and as the principal underwriter and distributor for our RiverSource annuities and insurance products sold through AFSI and SAI as well as through third-party channels such as banks and broker-dealer networks. Its results of operations are included in our Asset Management, Annuities and Protection segments.

•
RiverSource Life Insurance Company  ("RiverSource Life") conducts its insurance and annuity business in states other than New York. Its results of operations for our annuities business are included primarily in the Annuities segment, and its results of operations with respect to other life and health products it manufactures are reflected primarily in the Protection segment. Investment income on excess capital is reported in the Corporate & Other segment.

•
RiverSource Life Insurance Co. of New York   ("RiverSource Life of NY") conducts its insurance and annuity business in the State of New York. Its results of operations for our annuities business are included primarily in the Annuities segment, and its results of operations with respect to other life and health products it manufactures are reflected primarily in the Protection segment. Investment income on excess capital is reported in the Corporate & Other segment. RiverSource Life of NY is a wholly owned subsidiary of RiverSource Life. We refer to RiverSource Life and RiverSource Life of NY as the "RiverSource Life companies."

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

•
Ameriprise Trust Company  provides trust services to individuals and businesses. Its results of operations are included in the Asset Management segment.

•
Ameriprise Bank, FSB  ("Ameriprise Bank") offers a variety of consumer banking and lending products and personal trust and related services. Its results of operations are included in the Advice & Wealth Management segment.

Our Segments—Advice & Wealth Management

Our Advice & Wealth Management segment provides financial planning and advice, as well as full service brokerage and banking services, primarily to retail clients through our affiliated financial advisors. Our affiliated financial advisors utilize a diversified selection of both proprietary and non-proprietary products to help clients meet their financial needs. A significant portion of revenues in this segment is fee-based, driven by the level of client assets, which is impacted by both market movements and net asset flows. We also earn net investment income on owned assets primarily from certificate and banking products. This segment earns revenues (distribution fees) for distributing non-proprietary products and earns intersegment revenues (distribution fees) for distributing our proprietary products and services to our retail clients. Intersegment expenses for this segment include expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results. In 2008, 34% of our revenues from external clients was attributable to our Advice & Wealth Management business.

Our Financial Advisor Platform

We provide clients financial planning and brokerage services through our nationwide network of more than 12,400 affiliated financial advisors. Our network currently includes more than 10,500 branded advisors, of which approximately 2,800 are employees of our company and approximately 7,700 are independent franchisees or employees or contractors of franchisees. Our network also includes approximately 1,900 non-employee unbranded advisors of SAI. During the fourth quarter of 2008, we acquired H&R Block Financial Advisors, Inc. (which was renamed as AASI) and Brecek & Young, adding approximately 950 employee branded advisors and approximately 300 independent advisors, respectively. We believe our branded advisor network had the fourth largest advisor sales force in the United States in 2008.

Advisors who use our brand name can affiliate with our company in two different ways. Each affiliation offers different levels of support and compensation, with the rate of commission we pay to each branded advisor determined by a schedule that takes into account the type of service or product provided, the type of branded advisor affiliation and other criteria. The affiliation options are:

•
Employee Advisors.  Under this affiliation, a financial advisor is an employee of our company, and we pay compensation competitive with other employee advisor models. We provide our employee advisors a high level of support, including local office space and staff support, in exchange for a commission payout rate lower than that of our branded franchisee advisors.

•
Branded Franchisee Advisors.  Under this affiliation, a financial advisor is an independent contractor franchisee who affiliates with our company and has the right to use our brand name. We pay to our branded franchisee advisors a higher payout rate than we do to our employee advisors as they are responsible for paying their own overhead, staff compensation and other business expenses. In addition, our branded franchisee advisors pay a franchise association fee and other fees in exchange for the support we offer and the right to associate with our brand name. The support that we offer to our branded franchisee advisors includes generalist and specialist leadership support, technology platforms and tools, training and marketing programs.

Our strong financial advisor retention rate speaks to the value proposition we offer advisors. As of December 31, 2008, over 45% of our branded advisors had been with us for more than 10 years, with an average tenure of nearly 18 years. Among branded advisors who have been with us for more than 10 years, we have a retention rate of over 95%. We believe this success is driven by the choice we offer branded advisors about how to affiliate with our company, together with our competitive payout arrangements and the distinctive support that helps them build their practices.

Our third platform, the unbranded advisor network served by SAI and its subsidiaries, offers our own and other companies' mutual funds and variable annuities as well as the investment and protection products of other companies.

Each of our three platforms of affiliated financial advisors provides clients access to our diversified set of cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer products and services, as well as a selection of products from other companies, as more fully described below.

Brokerage and Investment Advisory Services

Individual and Family Financial Services

Our branded advisors deliver financial solutions to our advisory clients by building long-term personal relationships through financial planning that is responsive to clients' evolving needs. We utilize the Certified Financial Planner Board of

Standards, Inc.'s defined financial planning process of Engage, Gather, Analyze, Recommend, Implement and Monitor. This process involves gathering relevant financial information, setting life goals, examining clients' current financial status and determining a strategy or plan for helping clients meet their goals given their current situation and future plans. Once we have identified a financial planning client's objectives, we then recommend a solution set consisting of actions—such as paying down debt, increasing savings and investment, creating a will, and including tax qualified formats in the client's allocation of savings and investment—as well as products to address these objectives with clients accepting what they determine to be an appropriate range and level of risk. Our financial planning relationships with our clients are characterized by an ability to thoroughly understand their specific needs, which enables us to better help them meet those needs, achieve higher overall client satisfaction, have more products held in their accounts and increase the company's assets under management.

Our financial planning clients pay a fixed fee for the receipt of financial planning services. This fee is based on the complexity of a client's financial and life situation and their advisor's particular practice experience, and is not based on or related to actual investment performance. If clients elect to implement their financial plan with our company, we and our affiliated financial advisors generally receive a sales commission and/or sales load and other revenues for the products that we sell to them. These commissions, sales loads and other revenues are separate from and in addition to the financial planning fees we and our affiliated financial advisors may receive. We earned branded financial planning net cash sales in 2008 of $211 million, a 4% increase over 2007. In addition, sales of financial plans increased in 2008, and approximately 46% of our retail clients serviced by branded franchisee advisors and employee advisors of AFSI have received a financial plan or have entered into an agreement to receive and have paid for a financial plan.

Brokerage and Other Products and Services

We offer our retail and institutional clients a variety of brokerage and other investment products and services.

Our Ameriprise ONE® Financial Account is a single integrated financial management account that combines a client's investment, banking and lending relationships. The Ameriprise ONE Financial Account enables clients to access a single cash account to fund a variety of financial transactions, including investments in mutual funds, individual securities, cash products and margin lending. Additional features of the Ameriprise ONE Financial Account include unlimited check writing with overdraft protection, a co-branded MasterCard, online bill payments, ATM access and a savings account.

We provide securities execution and clearing services for our retail and institutional clients through our registered broker-dealer subsidiaries. As of December 31, 2008, we administered $75.5 billion in assets for clients, an increase of $4.5 billion from December 31, 2007. Clients can use our online brokerage service to purchase and sell securities, obtain independent research and information about a wide variety of securities, and use self-directed asset allocation and other financial planning tools. Clients can also contact their financial advisor and access other services. We also offer shares in public non-exchange traded Real Estate Investment Trusts ("REITs"), and other alternative investments and structured notes issued by other companies. We believe we are one of the largest distributors of public non-exchange traded REITs in the U.S.

Through Ameriprise Achiever Circle, we offer special benefits and rewards to recognize clients who have $100,000 invested with us. Clients who have $500,000 or more invested with us are eligible for Ameriprise Achiever Circle Elite, which includes additional benefits. To qualify for and maintain Achiever Circle or Achiever Circle Elite status, clients must meet certain eligibility and maintenance requirements. Special benefits of the program may include fee waivers on Ameriprise® IRAs and the Ameriprise ONE Financial Account, a fee-waived Ameriprise Financial MasterCard® or a preferred interest rate on an Ameriprise Personal Savings Account, as applicable.

Fee-based Investment Advisory Accounts

In addition to purchases of proprietary and non-proprietary mutual funds and other securities on a stand-alone basis, clients may purchase mutual funds, among other securities, in connection with investment advisory fee-based "wrap account" programs or services, and pay fees based on a percentage of their assets. This fee is for the added services and investment advice associated with these accounts. We currently offer both discretionary and non-discretionary investment advisory wrap accounts. In a discretionary wrap account, we (or an unaffiliated investment advisor) choose the underlying investments in the portfolio on behalf of the client, whereas in a non-discretionary wrap account, clients choose the underlying investments in the portfolio based, to the extent the client elects, on their financial advisor's recommendation. Investors in discretionary and non-discretionary wrap accounts generally pay an asset-based fee (for advice and other services) based on the assets held in that account as well as any related fees or costs included in the underlying securities held in that account (e.g., underlying mutual fund operating expenses, investment advisory or related fees, Rule 12b-1 fees, etc.). A significant portion of our proprietary mutual fund sales are made through wrap accounts. Client assets held in proprietary mutual funds in a wrap account generally produce higher revenues to us than client assets held in proprietary mutual funds on a stand-alone basis because, as noted above, we receive an investment advisory fee based on the asset values of the assets held in a wrap account in addition to revenues we normally receive for investment management of the funds included in the account.

We offer three major types of investment advisory accounts. We sponsor Ameriprise Strategic Portfolio Service Advantage, a non-discretionary wrap account service. We also sponsor Ameriprise Separately Managed Accounts ("SMAs"), a discretionary wrap account service through which clients invest in strategies offered by us and by affiliated and non-affiliated investment managers and a similar program on an accommodation basis where clients transfer assets to us and do not maintain an investment management relationship with the manager of those assets. We also offer Active Portfolios investments, a discretionary mutual fund wrap account service of which we are the sponsor. During the fourth quarter of 2008, we expanded our Active Portfolios investment offerings by introducing Active Diversified Portfolios series, which provide strategic target allocations based on different risk profiles and tax sensitivities.

Our unbranded advisor force offers separate fee based investment advisory account services through Securities America Advisors, Inc., a wholly-owned subsidiary of Securities America Financial Corporation, and through Brecek & Young's investment management platform, Iron Point Capital Management.

Mutual Fund Offerings

In addition to the RiverSource Family of Funds, we offer mutual funds from more than 260 other mutual fund families on a stand-alone basis and as part of our wrap accounts to provide our clients a broad choice of investment products. In 2008, our retail sales of other companies' mutual funds accounted for a substantial portion of our total retail mutual fund sales. Client assets held in mutual funds of other companies on a stand-alone basis generally produce lower total revenues than client assets held in our own mutual funds, as we are not receiving ongoing investment management fees for the former.

Mutual fund families of other companies generally pay us by sharing a portion of the revenue generated from the sales of those funds and from the ongoing management of fund assets attributable to our clients' ownership of shares of those funds. These payments enable us to make the mutual fund families of other companies generally available through our financial advisors and through our online brokerage platform. We also receive administrative services fees from most mutual funds sold through our distribution network.

Banking Products

We provide consumer lending and Federal Deposit Insurance Corporation ("FDIC") insured deposit products to our retail clients through our banking subsidiary, Ameriprise Bank. Our consumer lending products include first mortgages, home equity loans, home equity lines of credit, investment secured loans and lines of credit and unsecured loans and lines of credit. We also launched a suite of credit card products linked to a new Ameriprise Rewards Program. These include the Ameriprise World Elite MasterCard, World MasterCard and basic MasterCard. The majority of bank deposits are in the Ameriprise Personal Savings Account, which is offered in connection with the Ameriprise ONE Financial Account described above in "—Brokerage and Other Products and Services." We also offer stand-alone checking, savings and money market accounts and certificates of deposit. We believe these products play a key role in our Advice & Wealth Management business by offering our clients an FDIC-insured alternative to other cash products. They also provide pricing flexibility generally not available through money market funds.

To manage our exposure to residential real estate, our originated mortgage and home equity installment loan products are sold to third parties shortly after origination. All other lending products are originated and held on the balance sheet of Ameriprise Bank, with the exception of secured loans and lines of credit, which are held on the balance sheet of Ameriprise Financial. As of December 31, 2008, there were $380 million in home loans/equity line of credit balances, $20 million in investment-secured loan and line of credit balances and $99 million in unsecured balances (including credit card balances), net of premiums and discounts, and capitalized lender paid origination fees.

Ameriprise Bank's strategy and operations are focused on serving branded advisor clients. We distribute our banking products through branded advisor referrals and through our website. We believe that the availability of these products is a competitive advantage and supports our financial advisors in their ability to meet the cash and liquidity needs of our clients. We also provide distribution services for the Personal Trust Services division of Ameriprise Bank. Personal Trust Services provides personal trust, custodial, agency and investment management services to individual and corporate clients of our branded advisors to help them meet their estate and wealth transfer needs. Personal Trust Services also uses some of our investment products in connection with its services.

Face-Amount Certificates

We currently issue four different types of face-amount certificates through Ameriprise Certificate Company, a wholly owned subsidiary that is registered as an investment company under the Investment Company Act of 1940. Owners of our certificates invest funds and are entitled to receive, at maturity or at the end of a stated term, a determinable amount of money equal to their aggregate investments in the certificate plus interest at rates we declare, less any withdrawals and early withdrawal penalties. For two types of certificate products, the rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at our discretion for prospective terms.

At December 31, 2008, we had $4.9 billion in total certificate reserves underlying our certificate products. Our earnings are based upon the difference, or "spread", between the interest rates credited to certificate holders and the interest earned on the certificate assets invested. A portion of these earnings is used to compensate the various affiliated entities that provide management, administrative and other services to our company for these products. The certificates compete with investments offered by banks (including Ameriprise Bank), savings and loan associations, credit unions, mutual funds, insurance companies and similar financial institutions, which may be viewed by potential customers as offering a comparable or superior combination of safety and return on investment. In times of weak performance in the equity markets, certificate sales are generally stronger. In 2008, branded financial advisors' cash sales more than tripled to $2.7 billion, with total certificate reserves of nearly $5 billion.

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

Strategic Alliances and Other Marketing Arrangements

We use strategic marketing alliances, local marketing programs for our branded advisors and on-site workshops through our Business Alliances group to generate new clients for our financial planning and other financial services. An important aspect of our strategy is to leverage the client relationships of our other businesses by working with major companies to create alliances that help generate new financial services clients for us. For example, AFSI currently has relationships with Delta Air Lines, Office Depot, Borders, Inc. and The Association of Women's Health, Obstetric and Neonatal Nurses, and AASI has a relationship with H&R Block, Inc.

Our alliance arrangements are generally for a limited duration of one to five years with an option to renew. Additionally, these types of marketing arrangements typically provide that either party may terminate the agreements on short notice, usually within sixty days. We compensate our alliance partners for providing opportunities to market to their clients.

In addition to our alliance arrangements, we have developed a number of local marketing programs for our branded advisors to use in building their client bases. These include pre-approved seminars, seminar- and event-training and referral tools and training, which are designed to encourage both prospective and existing clients to refer or bring their friends to an event.

Ameriprise Advisor Center

Our Ameriprise Advisor Center ("AAC") is a dedicated call center for remote-based sales and service for AFSI. AASI maintains a service group that provides a similar function. It provides support for retail customers who do not have access to or do not want a face-to-face relationship with a financial advisor. Financial consultants in the AAC provide personal service and guidance through phone-based interactions and may provide product choices in the context of the client's needs and objectives.

Our Segments—Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients. RiverSource Investments predominantly provides U.S. domestic products and services and Threadneedle predominantly provides international investment products and services. U.S. domestic retail products are primarily distributed through our Advice & Wealth Management segment and also through unaffiliated advisors. International retail products are primarily distributed through third parties. Retail products include mutual funds, variable product funds underlying insurance and annuity separate accounts, separately managed accounts and collective funds. Asset Management products are also distributed directly to institutions through our institutional sales force. Institutional Asset Management products include traditional asset classes, separate accounts, collateralized loan obligations, hedge funds and property funds. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by both market movements and net asset flows. This segment earns intersegment revenue for investment management services. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management, Annuities and Protection segments. All intersegment activity is eliminated in our consolidated results. In 2008, 18% of our total revenues from external clients were attributable to our Asset Management business.

At December 31, 2008, our Asset Management segment had $199.6 billion in managed assets worldwide, compared to $285.1 billion at December 31, 2007. Managed assets include managed external client assets and managed owned assets. Managed external client assets include client assets for which we provide investment management services, such as the assets of the RiverSource family of mutual funds, the assets of the Threadneedle® funds and the Seligman® funds, and assets of institutional clients. Managed assets include assets managed by sub-advisors we select. These external client assets are not reported on our Consolidated Balance Sheets. Managed owned assets include certain assets on our Consolidated Balance Sheets (such as the assets of the general account and the RiverSource Variable Product funds held in the separate accounts of our life insurance subsidiaries) for which the Asset Management segment provides management services and recognizes management fees. The assets managed by our Asset Management segment comprise approximately 54% of our consolidated owned, managed and administered assets.

For additional details regarding our managed and administered assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.

Investment Management Capabilities and Development

Our investment management teams manage the majority of assets in our RiverSource, Threadneedle and Seligman families of mutual funds, as well as the assets we manage for institutional clients in separately managed accounts, the general and separate accounts of the RiverSource Life companies and the assets of our face-amount certificate company. These investment management teams also manage assets under sub-advisory arrangements.

We believe that delivering consistent and strong investment performance will positively impact our assets under management by increasing the competitiveness and attractiveness of many of our investment products. We have implemented different approaches to investment management depending on whether the investments in our portfolio are fixed income or equity.

•
Fixed Income.  In the United States, our fixed income investment management teams are centralized in Minneapolis, with our leveraged loan team located in Los Angeles. Our fixed income teams are organized by sectors, including for example, corporate, municipal, global and structured. They utilize valuation models with both quantitative and qualitative inputs to drive duration, yield curve and credit decisions. This sector-based approach creates focused and accountable teams organized by expertise. Portfolio performance is measured to align client and corporate interests, and asset managers are incented to collaborate, employ best practices and execute in rapid response to changing market and investment conditions consistent with established portfolio management principles.

•
Equity.  We have implemented a multi-platform approach to equity asset management using individual, accountable investment management teams with dedicated analytical and equity trading resources. Each team focuses on particular investment strategies and product sets. Investment management teams are located in Cambridge MA, Minneapolis, MN, New York, NY and Palo Alto, CA, as well as at our affiliates Kenwood Capital Management LLC ("Kenwood"), and Threadneedle.

Kenwood is an investment management joint venture we established in 1998. We own 47.7% of Kenwood and Kenwood's investment management principals own 47.5% of the firm, with the remainder held by Kenwood's associate portfolio managers. Kenwood investment management services are focused on the small- and mid-cap segments of the U.S. equity market.

We offer international investment management products and services through Threadneedle, which is headquartered in Luxembourg and which has its primary operations in London, England. The Threadneedle group of companies provides investment management products and services independent from our other affiliates. Threadneedle offers a wide range of asset management products and services, including segregated asset management, mutual funds and hedge funds to institutional clients as well as to retail clients through intermediaries, banks and fund platforms in Continental Europe, the United Kingdom and the Asia-Pacific region. These services comprise most asset classes, including equities, fixed income, commodities, cash and real estate. Threadneedle also offers investment management products and services to U.S. investment companies and other U.S. institutional clients, including certain RiverSource Funds.

We have continued to invest to deliver consistent and strong investment performance by enhancing our investment management leadership, talent, technology infrastructure and distribution capabilities. Most recently, in November 2008 we acquired the Seligman companies and retained key investment professionals and management to increase the company's alternative investment activities and to add breadth and depth to the RiverSource multi-investment boutique strategy. Seligman offers asset management services emphasizing open- and closed-end mutual funds, hedge funds and institutional accounts. Seligman manages the nation's first growth mutual fund and helped develop single-state municipal funds. Seligman is recognized in particular for its accomplished technology investment team, which manages several retail and alternative portfolios, including Seligman Communications and Information Fund, and for its value-oriented offerings.

In addition to growth through acquisition strategy, we are continuing to capitalize on our broad asset management capabilities by creating new retail and institutional investment products, including eight new RiverSource mutual funds, four new Threadneedle hedge funds, and four funds within Threadneedle's Open Ended Investment Company ("OEIC") investment range, one of which is a long/short strategy, and two new property unit trusts, all of which launched in 2008. We also provide seed money to certain of our investment management teams to develop new products for our institutional clients.

Asset Management Offerings

Mutual Fund Families—RiverSource, Threadneedle and Seligman

We provide investment advisory, distribution and other services to three families of mutual funds: the RiverSource, Seligman and Threadneedle mutual fund families.

Our RiverSource family of mutual funds consist of the RiverSource Funds, a group of retail mutual funds; the RiverSource Variable Portfolio Funds ("VP Funds"), a group of variable product funds available as investment options in variable insurance and annuity products; the Seligman Funds, a group of retail funds formerly managed by J. & W. Seligman Co. prior to its acquisition by RiverSource Investments, LLC; the Seligman Variable Insurance Trusts ("VITs"), a group of variable product funds; and the Seligman closed-end funds. We offer the RiverSource Funds to investors primarily through our financial advisor network and to participants in retirement plans through various third-party administrative platforms. We also offer RiverSource Retail Funds through third-party broker-dealer firms, third-party administrative platforms and banks. RiverSource VP Funds are available as underlying investment options in our own RiverSource variable annuity and variable life products. Seligman VIT Funds are available as underlying investment options in unaffiliated variable annuity and variable life products. The RiverSource family of mutual funds includes domestic and international equity, fixed income, cash management and balanced funds with a variety of investment objectives.

The RiverSource Funds had total managed assets at December 31, 2008 of $38.0 billion in 75 funds compared to $61.3 billion at December 31, 2007 in 80 funds. RiverSource VP Funds had total managed assets at December 31, 2008 of $19.7 billion in 27 funds compared to $25.6 billion at December 31, 2007 in 23 funds.

During 2008, the RiverSource Disciplined Large Cap Fund and five RiverSource Disciplined Asset Allocation Variable Portfolio Funds were added to the RiverSource family of mutual funds.

RiverSource Distributors and RiverSource Fund Distributors, Inc. act as the principal underwriters (distributors of shares) for the RiverSource family of mutual funds. In addition, RiverSource Investments acts as investment manager and several of our subsidiaries perform various services for the funds, including accounting, administrative and transfer agency services. RiverSource Investments performs investment management services pursuant to contracts with the mutual funds that are subject to renewal by the mutual fund boards within two years after initial implementation, and thereafter, on an annual basis.

RiverSource Investments earns management fees for managing the assets of the RiverSource family of mutual funds based on the underlying asset values. We also earn fees by providing other services to the RiverSource family of mutual funds. RiverSource equity and balanced funds have a performance incentive adjustment that adjusts the level of management fees received, upward or downward, based on the fund's performance as measured against a designated external index of peers. This has a corresponding impact on management fee revenue. In 2008, revenues were adjusted downward by $20.5 million due to performance incentive adjustments. We earn commissions for distributing the RiverSource Funds through sales charges (front-end or back-end loads) on certain classes of shares and distribution and servicing-related (12b-1) fees based on a percentage of fund assets, and receive intercompany allocation payments. This revenue is impacted by our overall asset levels.

The RiverSource family of funds also uses sub-advisors to diversify and enhance investment management expertise. Since the end of 2003, Threadneedle personnel have provided investment management services to RiverSource global and international equity funds. In addition to Threadneedle, unaffiliated sub-advisors provide investment management services to certain RiverSource funds.

At December 31, 2008, the Seligman family of open-ended mutual funds (which is managed within the structure of RiverSource Investments, but which continues to use the "Seligman" name) consisted of 56 funds with $5.1 billion in managed assets. The three Seligman closed-end funds had $1.2 billion in managed assets at December 31, 2008.

Threadneedle manages three UK-domiciled OEICs: Threadneedle Investment Funds ICVC ("TIF"), Threadneedle Specialist Investment Funds ICVC ("TSIF") and Threadneedle Focus Investment Funds ("TFIF"). TIF, TSIF and TFIF are structured as umbrella companies with a total of 48 (34, 13 and 1, respectively) sub funds covering the world's bond and equity markets as well as money market funds. In addition, Threadneedle manages 13 unit trusts, 11 of which invest into the OEICs, 5 property unit trusts, 1 Dublin-based cash OEIC and 1 property fund of funds. During the third quarter of 2008, Threadneedle began managing 2 new mutual funds in the U.S.

Separately Managed Accounts

We provide investment management services to pension, profit-sharing, employee savings and endowment funds, accounts of large- and medium-sized businesses and governmental clients, as well as the accounts of high-net-worth individuals and smaller institutional clients, including tax-exempt and not-for-profit organizations. Our services include investment of funds on a discretionary or non-discretionary basis and related services including trading, cash management and reporting.

We offer various fixed income and equity investment strategies for our institutional separately managed accounts clients. Through an arrangement with Threadneedle and our affiliate Kenwood, we also offer certain international and U.S. equity strategies to U.S. clients.

For our investment management services, we generally receive fees based on the market value of managed assets pursuant to contracts that can typically be terminated by the client on short notice. Clients may also pay fees to us based on the performance of their portfolio. At December 31, 2008, we managed a total of $2.6 billion in assets under this range of services.

Management of Institutional Owned Assets

We provide investment management services and recognize management fees for certain assets on our Consolidated Balance Sheets, such as the assets held in the general account of our RiverSource Life companies, the RiverSource Variable Product funds held in the separate accounts of our RiverSource Life companies, and assets held by Ameriprise Certificate Company. Our fixed income team manages the general account assets to produce a consolidated and targeted rate of return on investments while controlling risk. Our fixed income and equity teams also manage separate account assets. The Asset Management segment's management of institutional owned assets for Ameriprise subsidiaries is reviewed by the boards of directors and staff functions of the applicable subsidiaries consistent with regulatory investment requirements. At December 31, 2008, the Asset Management segment managed $32.5 billion of institutional owned assets, compared to $33.1 billion at December 31, 2007.

Management of Collateralized Debt Obligations ("CDOs")

We provide collateral management services to special purpose vehicles that issue CDOs through a dedicated team of investment professionals located in Los Angeles and Minneapolis. CDOs are securities collateralized by a pool of assets, primarily syndicated bank loans and, to a lesser extent, high yield bonds. Multiple tranches of securities are issued by a CDO, offering investors various maturity and credit risk characteristics. Scheduled payments to investors are based on the performance of the CDO's collateral pool. For collateral management of CDOs, we earn fees based on managed assets and, in certain instances, may also receive performance-based fees. At December 31, 2008, excluding CDO portfolios managed by Threadneedle, we managed $6.9 billion of assets related to CDOs.

Sub-Advisory Services

We act as sub-advisor for certain domestic and international mutual funds, and are pursuing opportunities to sub-advise additional investment company assets in the U.S. and overseas. As of December 31, 2008, we managed over $1.3 billion in assets in a sub-advisory capacity.

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

Ameriprise Trust Collective Funds and Separately Managed Accounts

As of December 31, 2008, $8.5 billion of RiverSource Trust Collective Funds and separate accounts were managed for Ameriprise Trust Company clients, compared to $8.8 billion at December 31, 2007. This amount does not include the RiverSource family of mutual funds held in other retirement plans because these assets are included under assets managed for institutional and retail clients and within the "Asset Management Offerings—Mutual Fund Families—RiverSource, Threadneedle and Seligman" section above.

Collective funds are investment funds that are excepted from registration with the Securities and Exchange Commission ("SEC") and offered primarily through banks and other financial institutions to institutional clients such as retirement, pension and profit-sharing plans. We currently serve as investment manager to 51 Ameriprise Trust Company collective funds covering a broad spectrum of investment strategies. We receive fees for investment management services that are generally based upon a percentage of assets under management rather than performance-based fees. Ameriprise Trust continues to offer collective funds to retirement plans that were involved in the sale of the defined contribution recordkeeping business that we sold on June 1, 2006. In addition to RiverSource Funds and RiverSource Trust Collective Funds, Ameriprise Trust offers separately managed accounts to our retirement plan clients.

In addition to the investment management services described above, our trust company also acts as custodian, and one of our brokerage subsidiaries acts as broker, for individual retirement accounts, tax-sheltered custodial accounts and other retirement plans for individuals and small- and mid-sized businesses. At December 31, 2008, these tax-qualified assets totaled $72.5 billion.

Prior to December 15, 2008, Ameriprise Trust Company provided institutional asset custodial services primarily to our affiliates providing mutual funds, face-amount certificates, asset management and life insurance. We received fees for our custody services that were generally based upon assets under custody as well as transaction-related fees for our institutional custody services. On December 15, 2008, we disposed of our trust company subsidiary's institutional asset custody business as part of our continued re-engineering efforts

Institutional Distribution and Services

We offer separately managed account services to a variety of institutional clients, including pension plans, employee savings plans, foundations, endowments, corporations, banks, trusts, governmental entities, high-net-worth individuals and not-for-profit organizations. We provide investment management services for insurance companies, including our insurance subsidiaries, as well as hedge fund management and other alternative investment products. These alternative investment products include CDOs available through our syndicated loan management group to our institutional clients. We provide a variety of services for our institutional clients that sponsor retirement plans. These services are provided primarily through our trust company subsidiary and one of our broker-dealer subsidiaries. We are enhancing our institutional capabilities, including funding institutional product development by our investment management teams and through the recent expansion of our institutional and sub-advisory sales teams. At December 31, 2008, we managed $46.3 billion of assets for domestic institutional clients.

International Distribution

Outside the United States, Threadneedle leads our distribution, which is categorized along three lines: Retail, Institutional and Alternatives.

Retail.    The retail business line includes Threadneedle's European mutual fund family, which ranked as the ninth largest retail fund business in the United Kingdom in terms of assets under management at December 31, 2008, according to the Investment Management Association, a trade association for the UK investment management industry. Threadneedle sells mutual funds mostly in Europe through financial intermediaries and institutions. Threadneedle also offers its funds directly or within a multi-manager wrap through an independent UK distribution platform operated by Openwork Limited. Threadneedle provides sales and marketing support for these distribution channels. In February 2009, Threadneedle announced that it had signed a distribution agreement to become a strategic partner and global fund provider to Standard Chartered Bank.

Institutional.    Threadneedle's institutional business offers separately managed accounts to European and other international pension funds and other institutions as well as offering insurance funds. Threadneedle is expanding distribution of its institutional products in Scandinavia, Continental Europe, the Middle East and Asia. At December 31, 2008, Threadneedle had $ 55.3 billion in managed assets in separately managed accounts (including "—Zurich" assets, as described below) compared to $100.1 billion at December 31, 2007.

Alternatives.    The Alternatives section of Threadneedle's business consists of nine long/short equity funds, one currency fund, one commodities fund, three managed accounts for specific clients that follow hedge strategies, a fixed income hedge fund and four CDO funds. The hedge funds are sold primarily to banks and other managers of funds of hedge funds.

Zurich.    Threadneedle's Zurich business comprises the asset management activities for Zurich Financial Services Group ("Zurich"). At December 31, 2008, Threadneedle had separately managed assets under management totaling $45.2 billion for Zurich, compared to $87.7 billion at December 31, 2007. Zurich is Threadneedle's single largest client and represented 61% of Threadneedle's assets under management as of December 31, 2008. However, the annual fees associated with these assets comprise a substantially lower portion of Threadneedle's revenue. Threadneedle provides investment management products and services to Zurich for assets generated by Zurich through the sale of its life insurance products, variable annuity, pension and general insurance products, as well as other assets on the balance sheet of Zurich. Threadneedle entered into an agreement with Zurich when we acquired Threadneedle for Threadneedle to continue to manage certain assets of Zurich. For investment management of the assets underlying Zurich's UK life insurance and pension policyholder products (which represent 98.7% of the assets managed for Zurich as of December 31, 2008), the initial term of the agreement is through October 2011. For investment management of Zurich's other assets, the initial term ended in October 2006 and was extended in connection with a restructuring of the portfolio and a move to more market-aligned rates and terms.

Our Segments—Annuities

Our Annuities segment provides RiverSource Life variable and fixed annuity products to retail clients primarily distributed through our affiliated financial advisors and to the retail clients of unaffiliated advisors through third-party distribution. Revenues for our variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for our fixed annuity products are primarily earned as net investment income on assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. We also earn net investment income on owned assets supporting reserves for immediate annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Intersegment revenues for this segment reflect fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource Funds under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results. In 2008, 21% of our revenues from external clients were attributable to our Annuities business.

Our products include deferred variable and fixed annuities, in which assets accumulate until the contract is surrendered, the contractholder (or in some contracts, the annuitant) dies or the contractholder or annuitant begins receiving benefits under an annuity payout option. We also offer immediate annuities, in which payments begin within one year of issue and continue for life or for a fixed period of time. In addition to the revenues we generate on these products, which are described below, we also receive fees charged on assets allocated to our separate accounts to cover administrative costs, and a portion of the management fees from the underlying investment accounts in which assets are invested, as discussed below under "Variable Annuities." Investment management performance is critical to the profitability of our RiverSource annuity business as annuity holders have access to multiple investment options from third-party managers within the annuity.

Currently, our branded franchisee advisors and branded advisors employed by AFSI are the largest distributors of our products and generally do not offer products of our competitors. Our branded advisors employed by AASI and our independent advisors at SAI currently offer annuities from a broader array of insurance companies. In 2009 or 2010, we will expand offerings available to our branded advisors to include variable annuities issued by a limited number of unaffiliated insurance companies. Our RiverSource Distributors subsidiary serves as the principal underwriter and distributor of RiverSource annuities through AFSI, SAI, AASI and third-party channels such as banks and broker-dealer networks.

For the nine months ended September 30, 2008, our variable annuity products ranked eleventh in new sales according to Morningstar Annuity Research Center. We continue to expand distribution by delivering annuity products issued by the RiverSource Life companies through non-affiliated representatives and agents of third-party distributors.

We had $9.2 billion of cash sales of RiverSource annuities in 2008, a decrease of 17% from 2007, as a result of a decrease in variable annuities sales, partially offset by an increase in fixed annuity sales. The relative proportion between fixed and variable annuity sales is generally driven by the relative performance of the equity and fixed income markets. In times of weak performance in equity markets, fixed sales are generally stronger. In times of superior performance in equity markets, variable sales are generally stronger. The relative proportion between fixed and variable annuity sales is also influenced by product design and other factors.

Variable Annuities

A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder's choice. These underlying investment options may include the RiverSource VP Funds previously discussed (see "Business—Our Segments—Asset Management—Asset Management Offerings—Mutual Fund Families—RiverSource, Threadneedle and Seligman", above) as well as variable portfolio funds of other companies. RiverSource variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 4% at December 31, 2008.

Our Portfolio Navigator asset allocation program is available under our variable annuities. The Portfolio Navigator program is designed to help a contract purchaser select an asset allocation model portfolio from the choices available under the program, based on the purchaser's stated investment time horizon, risk tolerance and investment goals. We believe the benefits of the Portfolio Navigator asset allocation program include a well-diversified annuity portfolio, disciplined, professionally created asset allocation models, simplicity and ease of use, access to multiple well-known money managers within each model portfolio and automatic rebalancing of the client's contract value on a quarterly basis. RiverSource Investments, our investment management subsidiary, designs and periodically updates the model portfolios under the Portfolio Navigator asset allocation program, based on recommendations from Morningstar Associates.

Contract purchasers can choose optional benefit provisions to their contracts to meet their needs, including enhanced guaranteed minimum death benefit ("GMDB"), guaranteed minimum withdrawal benefit ("GMWB") and guaranteed minimum accumulation benefit ("GMAB") provisions. Approximately one-third of RiverSource Life's overall variable annuity contracts include the GMWB or GMAB features. In general, these features can help protect contractholders and beneficiaries from a shortfall in death or living benefits due to a decline in the value of their underlying investment accounts.

The general account assets of our life insurance subsidiaries support the contractual obligations under the guaranteed benefit provisions the company issues (see "Business—Our Segments—Asset Management—Asset Management Offerings—Management of Institutional Owned Assets" above). As a result, we bear the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support. Our exposure to risk from guaranteed benefits generally will increase when equity markets decline, as evidenced by the significant decline experienced in 2008. You can find a discussion of liabilities and reserves related to our annuity products in Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

RiverSource variable annuities provide us with fee-based revenue in the form of mortality and expense risk fees, marketing support and administrative fees, fees charged for optional features elected by the contractholder, and other contract charges. We receive marketing support payments from the VP Funds underlying our variable annuity products as well as Rule 12b-1 distribution and servicing-related fees from the VP Funds and the underlying funds of other companies. In addition, we receive marketing support payments from the affiliates of other companies' funds included as investment options in our RiverSource variable annuity products.

Fixed Annuities

RiverSource fixed annuity products provide a contractholder with cash value that increases by a fixed or indexed interest rate. We periodically reset rates at our discretion subject to certain policy terms establishing minimum guaranteed interest crediting rates. Our earnings from fixed annuities are based upon the spread between rates earned on assets purchased with fixed annuity deposits and the rates at which interest is credited to our RiverSource fixed annuity contracts.

We previously offered equity indexed annuities. In 2007, new sales were discontinued.

RiverSource fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1.5% to 5.0% at December 31, 2008. New contracts issued provide guaranteed minimum interest rates in compliance with state laws providing for indexed guaranteed rates.

Liabilities and Reserves for Annuities

We maintain adequate financial reserves to cover the risks associated with guaranteed benefit provisions added to variable annuity contracts in addition to liabilities arising from fixed and variable annuity base contracts. You can find a discussion of liabilities and reserves related to our annuity products in Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Financial Strength Ratings

Our insurance company subsidiaries that issue RiverSource annuity products receive ratings from independent rating organizations. Ratings are important to maintaining public confidence in our insurance subsidiaries and our protection and annuity products. For a discussion of the financial strength ratings of our insurance company subsidiaries, see the "Our Segments—Protection—Financial Strength Ratings" section, below.

Third-Party Distribution Channels

RiverSource annuity products are offered to retail clients through third-party channels, such as Wachovia Securities, Inc., SunTrust Securities, Inc. and Wells Fargo Securities, Inc. As of December 31, 2008, we had distribution agreements for RiverSource annuity products in place with approximately 130 third parties, with annual cash sales of $1.7 billion in 2008.

Our Segments—Protection

Our Protection segment provides a variety of protection products to address the protection and risk management needs of our retail clients, including life, disability income and property-casualty insurance. Life and disability income products are primarily distributed through our branded advisors. Our property-casualty products are sold direct, primarily through affinity relationships. We issue insurance policies through our life insurance subsidiaries and the Property Casualty companies (as defined below under "Ameriprise Auto & Home Insurance Products"). The primary sources of revenues for this segment are premiums, fees and charges that we receive to assume insurance-related risk. We earn net investment income on owned assets supporting insurance reserves and capital supporting the business. We also receive fees based on the level of assets supporting variable universal life separate account balances. This segment earns intersegment revenues from fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource Funds under the variable universal life contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in consolidation. In 2008, 27% of our revenues from external clients were attributable to our Protection business.

RiverSource Insurance Products

Through the RiverSource Life companies, we are the issuers of both variable and fixed universal life insurance, traditional life insurance and disability income insurance. Universal life insurance is a form of permanent life insurance characterized by flexible premiums, flexible death benefits and unbundled pricing factors (i.e., mortality, interest and expenses). Traditional life insurance refers to whole and term life insurance policies that pay a specified sum to a beneficiary upon death of the insured for a fixed premium. Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith.

Our sales of RiverSource individual life insurance in 2008, as measured by scheduled annual premiums, lump sum and excess premiums, consisted of 71% variable universal life, 22% fixed universal life and 7% traditional life. Our RiverSource Life companies issue only non-participating policies, which do not pay dividends to policyholders from the insurer's earnings.

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

Variable Universal Life Insurance

We are a leader in variable universal life insurance. Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder's choice. Options may include, RiverSource VP Funds discussed above, as well as variable portfolio funds of other companies. RiverSource variable universal life insurance products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 3.0% to 4.5% at December 31, 2008. For the nine months ended September 30, 2008, RiverSource Life ranked fifth in sales of variable universal life based on total premiums (according to the Tillinghast-Towers Perrin's Value survey).

Fixed Universal Life Insurance and Traditional Whole Life Insurance

Fixed universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.

RiverSource fixed universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of the issuing company subject to certain policy terms relative to minimum interest crediting rates. RiverSource fixed universal life insurance policies in force provided guaranteed minimum interest crediting rates ranging from 3.0% to 5.0% at December 31, 2008. We also offer traditional whole life insurance, which combines a death benefit with a cash value that generally increases gradually over a period of years. We have sold very little traditional whole life insurance in recent years. Whole life accounts for less than 1% of our insurance sales.

Term Life Insurance

Term life insurance provides a death benefit, but it does not build up cash value. The policyholder chooses the term of coverage with guaranteed premiums at the time of issue. During the chosen term, we cannot raise premium rates even if claims experience deteriorates. At the end of the chosen term, coverage may continue with higher premiums until the maximum age is attained, or the policy expires with no value.

Disability Income Insurance

Disability income insurance provides monthly benefits to individuals who are unable to earn income either at their occupation at time of disability ("own occupation") or at any suitable occupation ("any occupation") for premium payments that are guaranteed not to change. Depending upon occupational and medical underwriting criteria, applicants for disability income insurance can choose "own occupation" and "any occupation" coverage for varying benefit periods. In some states, applicants may also choose various benefit provisions to help them integrate individual disability income insurance benefits with social security or similar benefit plans and to help them protect their disability income insurance benefits from the risk of inflation. For the nine months ended September 30, 2008, we were ranked as the eighth largest provider of individual (non-cancellable) disability income insurance based on premiums (according to LIMRA International®).

Long Term Care Insurance

As of December 31, 2002, the RiverSource Life companies discontinued underwriting long term care insurance. However, our branded financial advisors sell long term care insurance issued by other companies, including John Hancock Life Insurance Company and Genworth Life Insurance Company.

RiverSource Life and RiverSource Life of NY began in 2004 to file for approval to implement rate increases on most of their existing blocks of nursing home-only indemnity long term care insurance policies. Implementation of these rate increases began in early 2005 and continues. We have so far received approval for some or all requested increases in 50 states, with an average approved cumulative rate increase of 44.7% of premium on all such policies where an increase was requested.

RiverSource Life and RiverSource Life of NY began in 2007 to file for approval to implement rate increases on most of their existing blocks of comprehensive reimbursement long term care insurance policies. Implementation of these rate increases began in late 2007 and continues. We have so far received approval for some or all requested increases in 46 states, with an average approved cumulative rate increase of 15.8% of premium on all such policies where an increase was requested.

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

Distribution and Marketing Channels

We offer the insurance products of our RiverSource Life companies almost exclusively through our branded financial advisors. Our branded franchisee advisors and branded advisors employed by AFSI offer insurance products issued predominantly by the RiverSource Life companies. In limited circumstances in which we do not offer comparable products, or based on risk rating or policy size, our branded advisors may offer insurance products of unaffiliated carriers. We also sell RiverSource Life insurance products through the AAC.

Our Property Casualty companies do not have field agents; rather, we use co-branded direct marketing to sell our personal auto and home insurance products through alliances with commercial institutions and affinity groups, and directly to our clients and the general public. Termination of one or more of these alliances could adversely affect our ability to generate new sales and retain existing business. We also receive referrals through our financial advisor network. Our Property Casualty companies have a multi-year distribution agreement with Costco Insurance Agency, Inc., Costco's affiliated insurance agency. Costco members represented 77% of all new policy sales of our Property Casualty companies in 2008. Through other alliances, we market our property casualty products to certain consumers who have a relationship with Delta Air Lines and offer personal auto, home and liability insurance products to customers of Ford Motor Credit Company.

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

Generally, we reinsure 90% of the death benefit liability related to individual fixed and variable universal life and term life insurance products. As a result, the RiverSource Life companies typically retain and are at risk for, at most, 10% of each policy's death benefit from the first dollar of coverage for new sales of these policies, subject to the reinsurers fulfilling their obligations. The RiverSource Life companies began reinsuring risks at this level during 2001 (2002 for RiverSource Life of NY) for term life insurance and 2002 (2003 for RiverSource Life of NY) for individual fixed and variable universal life insurance. Policies issued prior to these dates are not subject to these reinsurance levels. Generally, the maximum amount of life insurance risk retained by the RiverSource Life companies is $1.5 million (increased from $750,000 during 2008) on a single life and $1.5 million on any flexible premium survivorship life policy. Risk on fixed and variable universal life policies is reinsured on a yearly renewable term basis. Risk on most term life policies starting in 2001 (2002 for RiverSource Life of NY) is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionately in all material risks and premiums associated with a policy.

For existing long term care policies, RiverSource Life (and RiverSource Life of NY for 1996 and later issues) retained 50% of the risk and ceded on a coinsurance basis the remaining 50% of the risk to a subsidiary of Genworth Financial, Inc. ("Genworth"). As of December 31, 2008, RiverSource Life's credit exposure to Genworth under this reinsurance arrangement was approximately $1.2 billion. Genworth also serves as claims administrator for our long term care policies.

Generally, RiverSource Life companies retain at most $5,000 per month of risk per life on disability income policies sold on policy forms introduced in most states in October 2007 and they reinsure the remainder of the risk on a coinsurance basis with unaffiliated reinsurance companies. RiverSource Life companies retain all risk for new claims on disability income contracts sold on other policy forms. Our insurance companies also retain all risk on accidental death benefit claims and substantially all risk associated with waiver of premium provisions.

We also reinsure a portion of the risks associated with our personal auto and home insurance products through two types of reinsurance agreements with unaffiliated reinsurance companies, as follows:

•
We purchase reinsurance with a limit of $4.6 million per loss, and we retain $400,000 per loss.

•
We purchase catastrophe reinsurance and retain $10 million of loss per event with loss recovery up to $80 million per event.

See Note 10 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on reinsurance.

Liabilities and Reserves

We maintain adequate financial reserves to cover the insurance risks associated with the insurance products we issue. Generally, reserves represent estimates of the invested assets that our insurance companies need to hold to provide adequately for future benefits and expenses. For a discussion of liabilities and reserves related to our insurance products, see Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Financial Strength Ratings

Independent rating organizations rate our insurance subsidiaries. Their ratings are important to maintaining public confidence in our insurance subsidiaries and our protection and annuity products. Lowering of our insurance subsidiaries' ratings could have a material adverse effect on our ability to market our protection and annuity products and could lead to increased surrenders of these products. Rating organizations evaluate the financial soundness and claims-paying ability of insurance companies continually, and base their ratings on a number of different factors, including a strong market position in core products and market segments, excellent risk-adjusted capitalization and high quality investment portfolios. More specifically, the ratings assigned are developed from an evaluation of a company's balance sheet strength, operating performance and business profile. Balance sheet strength reflects a company's ability to meet its current and ongoing obligations to its contractholders and policyholders and includes analysis of a company's capital adequacy. The evaluation of operating performance centers on the stability and sustainability of a company's sources of earnings. The business profile component of the rating considers a company's mix of business, market position and depth and experience of management.

Information concerning the financial strength ratings for Ameriprise Financial, RiverSource Life and IDS Property Casualty can be found in Part II, Item 7 of this Annual Report on Form 10-K under the heading "Management's Discussion and Analysis—Liquidity and Capital Resources".

Our Segments—Corporate & Other

Our Corporate & Other segment consists of net investment income on corporate level assets, including excess capital held in RiverSource Life and other unallocated equity and other revenues from various investments as well as unallocated corporate expenses. This segment also included non-recurring costs in 2007 and 2006 associated with our separation from American Express, the last of which we expensed in 2007.

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

Our financial advisors compete for clients with a range of other advisors, broker-dealers and direct channels, including wirehouses, regional broker-dealers, independent broker-dealers, insurers, banks, asset managers, registered investment advisers and direct distributors.

To acquire and maintain owned, managed and administered assets, we compete against a substantial number of firms, including those in the categories listed above. Our mutual funds, like other mutual funds, face competition from other mutual fund families and alternative investment products such as exchange traded funds. Additionally, for mutual funds, high ratings from rating services such as Morningstar or Lipper, as well as favorable mention in financial publications, may influence sales and lead to increases in managed assets. As a mutual fund's assets increase, management fee revenue increases and the fund may achieve economies of scale that make it more attractive to investors because of potential resulting reductions in the fund's expense ratio. Conversely, low ratings and negative mention in financial publications can lead to outflows, which reduce management fee revenues and can impede achieving the benefits of economies of scale. Additionally, reputation and brand integrity are becoming increasingly more important as the mutual fund industry generally, and certain firms in particular, have come under regulatory and media scrutiny. Our mutual fund products compete against products of firms like Fidelity, American Funds and Oppenheimer. Competitive factors affecting the sale of mutual funds include investment performance in terms of attaining the stated objectives of the particular products and in terms of fund yields and total returns, advertising and sales promotional efforts, brand recognition, investor confidence, type and quality of services, fee structures, distribution, and type and quality of service.

Our brokerage subsidiaries compete with securities broker-dealers, independent broker-dealers, financial planning firms, registered investment advisors, insurance companies and other financial institutions in attracting and retaining members of the field force. Competitive factors in the brokerage services business include price, service and execution.

Competitors of our RiverSource Life companies and Property Casualty companies consist of both stock and mutual insurance companies, as well as other financial intermediaries marketing insurance products such as Hartford, MetLife, Prudential, Lincoln Financial, Principal Financial, Nationwide, Allstate and State Farm. Competitive factors affecting the sale of annuity products include price, product features, investment performance, commission structure, perceived financial strength, claims-paying ratings, service, brand recognition and distribution capabilities. Competitive factors affecting the sale of life and disability income insurance products include the cost of insurance and other contract charges, the level of premium rates and financial strength ratings from rating organizations such as A.M. Best. Competitive factors affecting the sale of property casualty insurance products include brand recognition, distribution capabilities and price.

Technology

We have an integrated customer management system, which serves as the hub of our technology platform. In addition, we have specialized recordkeeping engines that manage individual brokerage, mutual fund, insurance and banking client accounts. Over the years we have updated our platform to include new product lines such as brokerage, deposit, credit and products of other companies, wrap accounts and e-commerce capabilities for our financial advisors and clients. We also use a proprietary suite of processes, methods, and tools for our financial planning services. We update our technological capabilities regularly to help maintain an adaptive platform design that will allow a faster, lower-cost response to emerging business opportunities, compliance requirements and marketplace trends.

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

We have developed a comprehensive business continuity plan that covers business disruptions of varying severity and scope and addresses the loss of a geographic area, building, staff, data systems and/or telecommunications capabilities. We review and test our business continuity plan on an ongoing basis and update it as necessary, and we require our key technology vendors and service providers to do the same. Under our business continuity plan, we expect to be able to continue doing business and to resume operations with minimal service impacts. However, under certain scenarios, the time that it would take for us to recover and to resume operations may significantly increase depending on the extent of the disruption and the number of personnel affected.

Geographic Presence

For years ended December 31, 2008, 2007 and 2006, over 96% of our long-lived assets were located in the United States and over 94% of our revenues were generated in the United States.

Employees

At December 31, 2008, we had 11,093 employees, including 2,823 employee branded advisors (which does not include our branded franchisee advisors or the unbranded advisors of SAI and its subsidiaries, none of whom are employees of our company). We are not subject to collective bargaining agreements, and we believe that our employee relations are strong.

Regulation

Most aspects of our business are subject to extensive regulation by U.S. federal and state regulatory agencies and securities exchanges and by non-U.S. government agencies or regulatory bodies and securities exchanges. Our public disclosure, internal control environment and corporate governance principles are subject to the Sarbanes-Oxley Act of 2002, related regulations and rules of the SEC and the listed company requirements of The New York Stock Exchange, Incorporated.

We have implemented franchise and compliance standards and strive for a consistently high level of client service. For several years, we have used standards developed by the Certified Financial Planner Board of Standards, Inc., in our financial planning process. We also participated in developing the International Organization for Standardization ("ISO") 22222 Personal Financial Planning Standard published in December 2005. We put in place franchise standards and requirements for our franchisees regardless of location. We have made significant investments in our compliance processes, enhancing policies, procedures and oversight to monitor our compliance with the numerous legal and regulatory requirements applicable to our business, as described below. We expect to continue to make significant investments in our compliance efforts.

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

AFSI and AASI are registered as broker-dealers and investment advisers with the SEC, are members of FINRA and do business as broker-dealers and investment advisers in all 50 states and the District of Columbia. AASI is also a member of the New York Stock Exchange. RiverSource Distributors, which serves as the principal underwriter and distributor of our annuities and insurance products and a principal underwriter and distributor of our mutual funds, is registered as a broker-dealer with the SEC, each of the 50 states and the District of Columbia, and is a member of FINRA. RiverSource Fund Distributors, Inc. is also a registered broker-dealer and FINRA member. AFSI, AASI and RiverSource Distributors are also licensed as insurance agencies under state law. The SEC and FINRA have stringent rules with respect to the net capital requirements and activities of broker-dealers. Our financial advisors and other personnel must obtain all required state and FINRA licenses and registrations. SEC regulations also impose notice requirements and capital limitations on the payment of dividends by a broker-dealer to a parent. Our subsidiary, AEIS, is also registered as a broker-dealer with the SEC and appropriate states, is a member of FINRA and the Boston Stock Exchange and a stockholder in the Chicago Stock Exchange. Two subsidiaries that use our independent financial advisor platform, SAI and Brecek & Young, are also registered as broker-dealers, are members of FINRA, and are licensed as insurance agencies under state law. Certain of our subsidiaries also do business as registered investment advisers and are regulated by the SEC and state securities regulators where required.

Ameriprise Certificate Company, our face-amount certificate company, is regulated as an investment company under the Investment Company Act of 1940, as amended. Ameriprise Certificate Company pays dividends to the parent company and is subject to capital requirements under applicable law and understandings with the SEC and the Minnesota Department of Commerce.

Our banking subsidiary, Ameriprise Bank, is subject to regulation by the OTS, which is the primary regulator of federal savings banks, and by the FDIC in its role as insurer of Ameriprise Bank's deposits. As its controlling company, we are a savings and loan holding company, and we are subject to supervision by the OTS. Furthermore, our ownership of Threadneedle subjects us to the European Union ("EU") Financial Conglomerates Directive to designate a global consolidated supervisory regulator, and we have designated the OTS for this purpose. Because of our status as a savings and loan holding company, our activities are limited to those that are financial in nature, and the OTS has authority to oversee our capital and debt, although there are no specific holding company capital requirements. Ameriprise Bank is subject to specific capital rules, and Ameriprise Financial has entered into a Source of Strength Agreement with Ameriprise Bank to reflect that it will commit such capital and managerial resources to support the subsidiary as the OTS may determine necessary under applicable regulations and supervisory standards. In the event of the appointment of a receiver or conservator for Ameriprise Bank, the FDIC would be entitled to enforce Ameriprise Financial's Source of Strength Agreement. If Ameriprise Bank's capital falls below certain levels, the OTS is required to take remedial actions and may take other actions, including the imposition of limits on dividends or business activities, and a directive to us to divest the subsidiary. Ameriprise Bank is also subject to limits on capital distributions, including payment of dividends to us and on transactions with affiliates. In addition, an array of community reinvestment, fair lending, and other consumer protection laws and regulations apply to Ameriprise Bank. Either of the OTS or the FDIC may bring administrative enforcement actions against Ameriprise Bank or its officers, directors or employees if any of them are found to be in violation of the law or engaged in an unsafe or unsound practice.

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

Our Asset Management business is regulated by the SEC and the UK Financial Services Authority ("FSA"). Our European fund distribution activities are also subject to local country regulations. Our Australian CDO management business is regulated by the Australian Securities and Investment Commission ("ASIC").

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

RiverSource Life, RiverSource Life of NY, IDS Property Casualty and Ameriprise Insurance Company maintain capital well in excess of the company action level required by their state insurance regulators. For RiverSource Life, the company action level RBC was $551 million as of December 31, 2008, and the corresponding total adjusted capital was $2.7 billion, which represents 494% of company action level RBC. For RiverSource Life of NY, the company action level RBC was $58 million as of December 31, 2008, and the corresponding total adjusted capital was $229 million, which represents 395% of company action level RBC. As of December 31, 2008, the company action level RBC was $124 million for IDS Property Casualty and $2 million for Ameriprise Insurance Company. As of December 31, 2008, IDS Property Casualty had $436 million of total adjusted capital, or 352% of the company action level RBC, and Ameriprise Insurance Company had $47 million of total adjusted capital, or 2350% of the company action level RBC.

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

The instability and decline in global financial markets experienced during 2008 and through the present time have resulted in an unprecedented amount of government intervention in financial markets, including direct investment in financial institutions. Governments and regulators in the U.S. and abroad are considering or have implemented new and more expansive laws and regulations which may directly impact our businesses. Additional discussion of potential risks arising from enactment of new regulations can be found in Item 1A of this Annual Report on Form 10-K—"Risk Factors."

Client Information

Many aspects of our business are subject to increasingly comprehensive legal requirements by a multitude of different functional regulators concerning the use and protection of personal information, particularly that of clients, including those adopted pursuant to the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, an ever increasing number of state laws, and the European Union data protection legislation ("EU law") as domestically implemented in the respective EU member states. We have implemented policies and procedures in response to such requirements in the UK. We continue our efforts to safeguard the data entrusted to us in accordance with applicable law and our internal data protection policies, including taking steps to reduce the potential for identity theft or other improper use or disclosure of personal information, while seeking to collect and use data to properly achieve our business objectives and to best serve our clients.

General

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the USA Patriot Act, was enacted in October 2001 in the wake of the September 11th terrorist attacks. The USA Patriot Act broadened substantially existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States. In response, we have enhanced our existing anti-money laundering programs and developed new procedures and programs. For example, we have implemented a customer identification program applicable to many of our businesses and have enhanced our "know your customer" and "enhanced due diligence" programs in others. In addition, we have taken and will take steps to comply with anti-money laundering legislation in the UK derived from applicable EU directives and to take account of international initiatives adopted in other jurisdictions in which we conduct business.

We have operations in the EU through Threadneedle and certain of our other subsidiaries. We monitor developments in EU legislation, as well as in the other markets in which we operate, to ensure that we comply with all applicable legal requirements, including EU directives applicable to financial institutions as implemented in the various member states. Because of the mix of Asset Management, Advice & Wealth Management, Annuities and Protection activities we conduct, we will be addressing the EU Financial Conglomerates Directive, which contemplates that certain financial conglomerates involved in banking, insurance and investment activities will be subject to a system of supplementary supervision at the level of the holding company constituting the financial conglomerate. The directive requires financial conglomerates to, among other things, implement measures to prevent excessive leverage and multiple leveraging of capital and to maintain internal control processes to address risk concentrations as well as risks arising from significant intragroup transactions. We have designated the OTS as our global consolidated supervisory regulator under the EU Financial Conglomerates Directive.

SECURITIES EXCHANGE ACT REPORTS AND ADDITIONAL INFORMATION

We maintain an Investor Relations website at ir.ameriprise.com and we make available free of charge our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these and other documents, click on the "SEC Filings" link found on our Investor Relations homepage.

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

SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

You can find information regarding our operating segments and classes of similar services in Note 26 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 1A.  Risk Factors.

If any of the following risks and uncertainties develop into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each of these categories of risk. However, the risks and uncertainties our company faces are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Relating to Our Business

Our financial condition and results of operations may be adversely affected by market fluctuations and by economic and other factors.

Our financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Many such factors of a global or localized nature include: political, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; technological changes and events; the availability and cost of credit; inflation; investor sentiment and confidence in the financial markets; terrorism events and armed conflicts; and natural disasters such as weather catastrophes and widespread health emergencies. Furthermore, changes in consumer economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, decreases in property values, and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact the results of our banking business. These factors also may have an impact on our ability to achieve our strategic objectives.

Our businesses have been and may continue to be adversely affected by the current U.S. and global capital market and credit crises, the repricing of credit risk, equity market volatility and decline, and stress or recession in the U.S. and global economies generally. Over approximately the past eighteen months, difficulties in the mortgage and broader capital markets in the United States and elsewhere, coupled with the repricing of credit risk, have created extremely difficult market conditions. These conditions, as well as instability in global equity markets with a significant decline in stock prices, have produced greater volatility, less liquidity, variability of credit spreads and a lack of price transparency. Market conditions have significantly impacted certain structured investment vehicles and other structured credit products, which have experienced rapid deterioration in value and/or failures to meet scheduled payments based on declines in the market value of underlying collateral pools, increased costs or unavailability of credit default hedges or liquidity to their structures, and/or the triggering of covenants that accelerate the amortization or liquidation of these structures. Each of our segments operates in these markets with exposure for ourselves and our clients in securities, loans, derivatives, alternative investments, seed capital and other commitments. It is difficult to predict how long these conditions will exist, which of our markets, products and businesses will continue to be directly affected in revenues, management fees and investment valuations and earnings, and to what extent our clients may seek to bring claims arising out of investment performance. As a result, these factors could materially adversely impact our results of operations.

Certain of our insurance and annuity products and certain of our investment and banking products are sensitive to interest rate fluctuations, and our future costs associated with such variations may differ from our historical costs. In addition, interest rate fluctuations could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of our variable annuity products. Although we typically hedge against such fluctuations, significant changes in interest rates could have a material adverse impact on our results of operations.

During periods of increasing market interest rates, we must offer higher crediting rates on interest-sensitive products, such as fixed universal life insurance, fixed annuities, face-amount certificates and certificates of deposit, and we must increase crediting rates on in force products to keep these products competitive. Because returns on invested assets may not increase as quickly as current interest rates, we may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies, annuity contracts and certificates of deposit and requests for policy loans, as policyholders, contractholders and depositors seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from our business. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage assets. These withdrawals and surrenders may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations. An increase in surrenders and withdrawals also may require us to accelerate amortization of deferred acquisition costs or other intangibles or cause an impairment of goodwill, which would increase our expenses and reduce our net earnings.

During periods of falling interest rates, our spread may be reduced or could become negative, primarily because some of our products have guaranteed minimum crediting rates. Due to the long-term nature of the liabilities associated with certain of our businesses, such as fixed annuities and guaranteed benefits on variable annuities, sustained declines in long-term interest rates may subject us to reinvestment risks and increased hedging costs.

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

Significant downturns and volatility in equity markets such as we are currently experiencing have had and could continue to have an adverse effect on our financial condition and results of operations. Market downturns and volatility may cause, and have caused, potential new purchasers of our products to refrain from purchasing products, such as mutual funds, variable annuities and variable universal life insurance, which have returns linked to the performance of the equity markets. If we are unable to offer appropriate product alternatives which encourage customers to continue purchasing in the face of actual or perceived market volatility, our sales and management fee revenues could decline. Downturns may also cause current shareholders in our mutual funds and contractholders in our annuity products and policyholders in our protection products to withdraw cash values from those products.

Additionally, downturns and volatility in equity markets can have, and have had, an adverse effect on the revenues and returns from our asset management services, wrap accounts and variable annuity contracts. Because the profitability of these products and services depends on fees related primarily to the value of assets under management, declines in the equity markets will reduce our revenues because the value of the investment assets we manage will be reduced. In addition, some of our variable annuity products contain guaranteed minimum death benefits and guaranteed minimum withdrawal and accumulation benefits. A significant equity market decline or volatility in equity markets such as we have experienced, could result in guaranteed minimum benefits being higher than what current account values would support, thus producing a loss as we pay the benefits, having an adverse effect on our financial condition and results of operations. Although we have hedged a portion of the guarantees for the variable annuity contracts in order to mitigate the financial loss of equity market declines or volatility, there can be no assurance that such a decline or volatility would not materially impact the profitability of certain products or product lines or our financial condition or results of operations. Further, the cost of hedging our liability for these guarantees has increased significantly in recent periods as a result of low interest rates and continuing volatility in the equity markets. In addition, continued heightened volatility creates greater uncertainty for future hedging effectiveness.

We believe that investment performance is an important factor in the growth of many of our businesses. Poor investment performance could impair our revenues and earnings, as well as our prospects for growth. A significant portion of our revenue is derived from investment management agreements with the RiverSource family of mutual funds that are terminable on 60 days' notice. In addition, although some contracts governing investment management services are subject to termination for failure to meet performance benchmarks, institutional and individual clients can terminate their relationships with us or our financial advisors at will or on relatively short notice. Our clients can also reduce the aggregate amount of managed assets or shift their funds to other types of accounts with different rate structures, for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences, changes in our (or our financial advisors') reputation in the marketplace, changes in client management or ownership, loss of key investment management personnel and financial market performance. A reduction in managed assets, and the associated decrease in revenues and earnings, could have a material adverse effect on our business. Moreover, certain money market funds we advise carry net asset protection mechanisms, which can be triggered by a decline in market value of underlying portfolio assets. This decline could cause us to contribute capital to the funds without consideration, which would result in a loss.

In addition, during periods of unfavorable market or economic conditions, the level of individual investor participation in the global markets may also decrease, which would negatively impact the results of our retail businesses. Concerns about current market and economic conditions, declining real estate values and decreased consumer confidence have caused some of our clients to reduce the amount of business that they do with us. We cannot predict when conditions and consumer confidence will improve, nor can we predict the duration or ultimate severity of decreased customer activity. Fluctuations in global market activity could impact the flow of investment capital into or from assets under management and the way customers allocate capital among money market, equity, fixed maturity or other investment alternatives, which could negatively impact our Asset Management, Advice & Wealth Management and Annuities businesses. Also, during periods of unfavorable economic conditions such as the recession currently being experienced in the U.S. economy and other economies, unemployment rates can increase and have increased, which can result in higher loan delinquency and default rates, and this can have a negative impact on our banking business. Uncertain economic conditions and heightened market volatility may also increase the likelihood that clients or regulators present or threaten legal claims, that regulators may increase the frequency and scope of their examinations of us or the financial services industry generally, and that lawmakers enact new requirements which have a material impact on our revenues, expenses or statutory capital requirements.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have been experiencing extreme volatility and disruption. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We need liquidity to pay our operating expenses, interest expenses and dividends on our capital stock. Without sufficient liquidity, we could be required to curtail our operations, and our business would suffer.

We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. In the event current resources are insufficient to satisfy our needs, we may need to rely on financing sources such as bank debt. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that our shareholders, customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating organizations take negative actions against us.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue different types of capital than we would otherwise, less effectively deploy such capital, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility.

The impairment of other financial institutions could adversely affect us.

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds, insurers, reinsurers and other investment funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to it. We also have exposure to these financial institutions in the form of unsecured debt instruments, derivative transactions (including with respect to derivatives hedging our exposure on variable annuity contracts with guaranteed benefits), reinsurance and underwriting arrangements and equity investments. There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely impact our business and results of operations. Downgrades in the credit or financial strength ratings assigned to the counterparties with whom we transact could create the perception that our financial condition will be adversely impacted as a result of potential future defaults by such counterparties. Additionally, we could be adversely affected by a general, negative perception of financial institutions caused by the downgrade of other financial institutions. Accordingly, ratings downgrades for other financial institutions could affect our market capitalization and could limit access to or increase the cost of capital for us.

The failure of other insurers could require us to pay higher assessments to state insurance guaranty funds.

Our insurance companies are required by law to be members of the guaranty fund association in every state where they are licensed to do business. In the event of insolvency of one or more unaffiliated insurance companies, our insurance companies could be adversely affected by the requirement to pay assessments to the guaranty fund associations.

Third-party defaults, bankruptcy filings, legal actions and other events may limit the value of or restrict our access and our clients' access to cash and investments.

The extreme capital and credit market volatility that we continue to experience has exacerbated the risk of third-party defaults, bankruptcy filings, foreclosures, legal actions and other events that may limit the value of or restrict our access and our clients' access to cash and investments. Although we are not required to do so, we have elected in the past, and we may elect in the future, to compensate clients for losses incurred in response to such events, provide clients with temporary credit or liquidity or other support related to products that we manage, or provide credit liquidity or other support to the financial products we manage. Any such election to provide support may arise from factors specific to our clients, our products or industry-wide factors. If we elect to provide additional support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material and could adversely impact our results of operations. If we were to take such actions we may also restrict or otherwise utilize our corporate assets, limiting our flexibility to use these assets for other purposes, and may be required to raise additional capital.

Governmental initiatives intended to address capital market and general economic conditions may not be effective and may give rise to additional requirements for our business, including new capital requirements or other regulations, that could materially impact our results of operations, financial condition and liquidity in ways that we cannot predict.

Legislation has been passed in the United States and abroad in an attempt to address the instability in global financial markets. The U.S. federal government, Federal Reserve and other U.S. and foreign governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis, including future investments in other financial institutions and creation of a federal systemic risk regulator. This legislation or similar proposals may fail to stabilize the financial markets or the economy generally. This legislation and other proposals or actions may also have other consequences, including substantially higher compliance costs as well as material effects on interest rates and foreign exchange rates, which could materially impact our investments, results of operations and liquidity in ways that we cannot predict. In addition, prolonged government support for, and intervention in the management of, private institutions could distort customary and expected commercial behavior on the part of those institutions, adversely impacting us.

In addition, we are subject to extensive laws and regulations that are administered and enforced by different governmental authorities and non-governmental self-regulatory organizations, including foreign regulators, state securities and insurance regulators, the SEC, the New York Stock Exchange, FINRA, the OTS, the U.S. Department of Justice and state attorneys general. Current financial conditions have prompted or may prompt some of these authorities to consider additional regulatory requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their authority in new or more expansive ways and the U.S. government may create additional regulators or materially change the authorities of existing regulators. All of these possibilities, if they occurred, could impact the way we conduct our business and manage our capital, and may require us to satisfy increased capital requirements, which in turn could materially impact our results of operations, financial condition and liquidity.

Defaults in our fixed maturity securities portfolio or consumer credit products would adversely affect our earnings.

Issuers of the fixed maturity securities that we own may default on principal and interest payments. As of December 31, 2008, 5% of our invested assets had ratings below investment-grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, that default on their debt obligations. Default-related declines in the value of our fixed maturity securities portfolio or consumer credit products could cause our net earnings to decline and could also cause us to contribute capital to some of our regulated subsidiaries, which may require us to obtain funding during periods of unfavorable market conditions such as we are experiencing now. Higher delinquency and default rates in our bank's loan portfolio could require us to contribute capital to Ameriprise Bank and may result in additional restrictions from our regulators that impact the use and access to that capital.

If the counterparties to our reinsurance arrangements or to the derivative instruments we use to hedge our business risks default, we may be exposed to risks we had sought to mitigate, which could adversely affect our financial condition and results of operations.

We use reinsurance to mitigate our risks in various circumstances as described in Item 1 of this Annual Report on Form 10-K—"Business—Our Segments—Protection—Reinsurance." Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit and performance risk with respect to our reinsurers. A reinsurer's insolvency or its inability or unwillingness to make payments under the terms of our reinsurance agreement could have a material adverse effect on our financial condition and results of operations. See Notes 2 and 10 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In addition, we use a variety of derivative instruments (including options, forwards, and interest rate and currency swaps) with a number of counterparties to hedge business risks. The amount and breadth of exposure to derivative counterparties, as well as the cost of derivative instruments, have increased significantly in connection with our strategies to hedge guaranteed benefit obligations under our variable annuity products. If our counterparties fail to honor their obligations under the derivative instruments in a timely manner, our hedges of the related risk will be ineffective. That failure could have a material adverse effect on our financial condition and results of operations. This risk of failure of our hedge transactions may be increased by capital market volatility, such as the volatility that has been experienced over the past eighteen months.

The determination of the amount of allowances and impairments taken on certain investments is subject to management's evaluation and judgment and could materially impact our results of operations or financial position.

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

The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value that considers a wide range of factors about the security issuer and management uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential, which assumptions and estimates are more difficult to make with certainty under current market conditions.

Our valuation of fixed maturity and equity securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely impact our results of operations or financial condition.

Fixed maturity, equity, trading securities and short-term investments, which are reported at fair value on the consolidated balance sheets, represent the majority of our total cash and invested assets. The determination of fair values by management in the absence of quoted market prices is based on: (i) valuation methodologies; (ii) securities we deem to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may require additional subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation, thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Some of our investments are relatively illiquid.

We invest a portion of our owned assets in certain privately placed fixed income securities, mortgage loans, policy loans, limited partnership interests, collateralized debt obligations and restricted investments held by securitization trusts, among others, all of which are relatively illiquid. These asset classes represented 15% of the carrying value of our investment portfolio as of December 31, 2008. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than we would otherwise have been able to realize, or both, which could have an adverse effect on our financial condition and results of operations.

Intense competition and the economics of changes in our product revenue mix and distribution channels could negatively impact our ability to maintain or increase our market share and profitability.

Our businesses operate in intensely competitive industry segments. We compete based on a number of factors, including name recognition, service, the quality of investment advice, investment performance, product features, price, perceived financial strength, and claims-paying and credit ratings. Our competitors include broker-dealers, banks, asset managers, insurers and other financial institutions. Many of our businesses face competitors that have greater market share, offer a broader range of products, have greater financial resources, or have higher claims-paying or credit ratings than we do. Some of our competitors may possess or acquire intellectual property rights that could provide a competitive advantage to them in certain markets or for certain products, which could make it more difficult for us to introduce new products and services. Some of our competitors' proprietary products or technology could be similar to our own, and this could result in disputes that could impact our financial condition or results of operations. In addition, over time certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms. This convergence could result in our competitors gaining greater resources and we may experience pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices.

Currently, our branded advisor network (both franchisee advisors and those employed by AFSI) distributes annuity and protection products issued almost exclusively (in the case of annuities) or predominantly (in the case of protection products) by our RiverSource Life companies. In 2009 or 2010, we expect to expand the offerings available to our branded advisors to include variable annuities issued by a limited number of unaffiliated insurance companies. As a result of further opening our branded advisor network to the products of other companies, we could experience lower sales of our companies' products, higher surrenders, or other developments which might not be fully offset by higher distribution revenues or other benefits, possibly resulting in an adverse effect on our results of operations.

A drop in investment performance as compared to our competitors could negatively impact our ability to increase profitability.

Sales of our own mutual funds by our affiliated financial advisor network comprise a significant percentage of our total mutual fund sales. We attribute this success to performance, new products and marketing efforts. A decline in the level of investment performance as compared to our competitors could cause a decline in market share and a commensurate drop in profits as sales of other companies' mutual funds are less profitable than those from our own mutual funds. A decline in investment performance could also adversely affect the realization of benefits from investments in our strategy to expand alternative distribution channels for our own products, including third-party distribution of our mutual funds.

We face intense competition in attracting and retaining key talent.

We are dependent on our network of branded advisors for a significant portion of the sales of our mutual funds, annuities, face-amount certificates, banking and insurance products. In addition, our continued success depends to a substantial degree on our ability to attract and retain qualified personnel. The market for financial advisors, registered representatives, management talent, qualified legal and compliance professionals, fund managers, and investment analysts is extremely competitive. If we are unable to attract and retain qualified individuals or our recruiting and retention costs increase significantly, our financial condition and results of operations could be materially adversely impacted.

Our businesses are heavily regulated, and changes in legislation or regulation may reduce our profitability, limit our growth, or impact our ability to pay dividends or achieve targeted return-on-equity levels.

We operate in highly regulated industries and are required to obtain and maintain licenses for many of the businesses we operate in addition to being subject to regulatory oversight. Securities regulators have significantly increased the level of regulation in recent years and have several outstanding proposals for additional regulation. Current market conditions and recent events could result in increases or changes in current regulations and regulatory structures, including higher licensing fees and assessments. Significant discussion and activity by regulators concerns the sale and suitability of financial products and services to persons planning for retirement, as well as to older investors. In addition, we are subject to heightened requirements and associated costs and risks relating to privacy and the protection of customer data. Our information systems, moreover, may be subject to increased efforts of "hackers" by reason of the customer data we possess. These requirements, costs and risks, as well as possible legislative or regulatory changes, may constrain our ability to market our products and services to our target demographic and potential customers, and could negatively impact our profitability and make it more difficult for us to pursue our growth strategy.

Our insurance companies are subject to state regulation and must comply with statutory reserve and capital requirements. State regulators are continually reviewing and updating these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices. Moreover, our life insurance companies are subject to capital requirements for variable annuity contracts with guaranteed death or living benefits. These requirements may have an impact on statutory reserves and regulatory capital in the event equity market values fall in the future. The NAIC has adopted a change to require principles-based reserves for variable annuities at the end of 2009, and continues to discuss moving to a principles-based reserving system for other insurance and annuity products. This could change statutory reserve requirements significantly, and it is not possible to estimate the potential impact on our insurance businesses at this time. Further, we cannot predict the effect that proposed federal legislation, such as the option of federally chartered insurers or a mandated federal systemic risk regulator, may have on our insurance businesses or their competitors.

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

In addition, we may be required to reduce our fee levels, or restructure the fees we charge, as a result of regulatory initiatives or proceedings that are either industry-wide or specifically targeted at our company. Reductions or other changes in the fees that we charge for our products and services could reduce our revenues and earnings. Moreover, in the years ended December 31, 2008, 2007 and 2006, we earned $1.6 billion, $1.8 billion and $1.6 billion, respectively, in distribution fees. A significant portion of these revenues was paid to us by our own RiverSource family of mutual funds in accordance with plans and agreements of distribution adopted under Rule 12b-1 promulgated under the Investment Company Act of 1940, as amended, or Rule 12b-1. We believe that these fees are a critical element in the distribution of our own mutual funds. However, an industry-wide reduction or restructuring of Rule 12b-1 fees could have a material adverse effect on our ability to distribute our own mutual funds and the fees we receive for distributing other companies' mutual funds, which could, in turn, have an adverse effect on our revenues and earnings.

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

The majority of our affiliated financial advisors are independent contractors. Legislative or regulatory action that redefines the criteria for determining whether a person is an employee or an independent contractor could materially impact our relationships with our advisors, and our business, resulting in adverse effect on our results of operations.

For a further discussion of the regulatory framework in which we operate, see Item 1 of this Annual Report on Form 10-K—"Business—Regulation."

We face risks arising from acquisitions.

We have made acquisitions in the past and expect to continue to do so. We face a number of risks arising from acquisition transactions, including difficulties in the integration of acquired businesses into our operations, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing customers of the acquired entities, unforeseen liabilities that arise in connection with the acquired businesses, the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations for the acquired businesses. These risks may prevent us from realizing the expected benefits from acquisitions and could result in the impairment of goodwill and/or intangible assets recognized at the time of acquisition.

A failure to appropriately deal with conflicts of interest could adversely affect our businesses.

Our reputation is one of our most important assets. As we have expanded the scope of our businesses and our client base, we increasingly have to identify and address potential conflicts of interest, including those relating to our proprietary activities and those relating to our sales of non-proprietary products from manufacturers that have agreed to provide us marketing, sales and account maintenance support. For example, conflicts may arise between our position as a provider of financial planning services and as a manufacturer and/or distributor or broker of asset accumulation, income or insurance products that one of our affiliated financial advisors may recommend to a financial planning client. We have procedures and controls that are designed to identify, address and appropriately disclose conflicts of interest. However, identifying and appropriately dealing with conflicts of interest is complex, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. It is possible also that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make our clients less willing to enter into transactions in which such a conflict may occur, and will adversely affect our businesses.

Misconduct by our employees and affiliated financial advisors is difficult to detect and deter and could harm our business, results of operations or financial condition.

Misconduct by our employees and affiliated financial advisors could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct can occur in each of our businesses and could include:

•
binding us to transactions that exceed authorized limits;

•
hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses;

•
improperly using, disclosing or otherwise compromising confidential information;

•
recommending transactions that are not suitable;

•
engaging in fraudulent or otherwise improper activity;

•
engaging in unauthorized or excessive trading to the detriment of customers; or

•
otherwise not complying with laws, regulations or our control procedures.

We cannot always deter misconduct by our employees and affiliated financial advisors, and the precautions we take to prevent and detect this activity may not be effective in all cases. Preventing and detecting misconduct among our branded franchisee advisors and our unbranded affiliated financial advisors who are not employees of our company and tend to be located in small, decentralized offices, present additional challenges. We also cannot assure that misconduct by our employees and affiliated financial advisors will not lead to a material adverse effect on our business, results of operations or financial condition.

Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm our businesses.

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our operations, both domestically and internationally. Various regulatory and governmental bodies have the authority to review our products and business practices and those of our employees and independent financial advisors and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our employees or affiliated financial advisors, are improper. Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the industries and businesses in which we operate. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. See Item 3 of this Annual Report on Form 10-K—"Legal Proceedings." In turbulent times such as these, the volume of claims and amount of damages sought in litigation and regulatory proceedings generally increase. Substantial legal liability in current or future legal or regulatory actions could have a material adverse financial effect or cause significant reputational harm, which in turn could seriously harm our business prospects.

A downgrade or a potential downgrade in our financial strength or credit ratings could adversely affect our financial condition and results of operations.

Financial strength ratings, which various ratings organizations publish as a measure of an insurance company's ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, the ability to market our products and our competitive position. A downgrade in our financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on our financial condition and results of operations in many ways, including:

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

In view of the difficulties experienced recently by many financial institutions, including our competitors in the insurance industry, we believe it is possible that the ratings organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the ratings organization's models for maintenance of ratings levels. Ratings organizations may also become subject to tighter laws and regulations governing the ratings, which may in turn impact the ratings assigned to financial institutions.

We cannot predict what actions rating organizations may take, or what actions we may take in response to the actions of rating organizations, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be changed at any time and without any notice by the ratings organizations.

If our reserves for future policy benefits and claims or for our bank lending portfolio are inadequate, we may be required to increase our reserve liabilities, which could adversely affect our results of operations and financial condition.

We establish reserves as estimates of our liabilities to provide for future obligations under our insurance policies, annuities and investment certificate contracts. We also establish reserves as estimates of the potential for loan losses in our consumer lending portfolios. Reserves do not represent an exact calculation but, rather, are estimates of contract benefits or loan losses and related expenses we expect to incur over time. The assumptions and estimates we make in establishing reserves require certain judgments about future experience and, therefore, are inherently uncertain. We cannot determine with precision the actual amounts that we will pay for contract benefits, the timing of payments, or whether the assets supporting our stated reserves will increase to the levels we estimate before payment of benefits or claims. We monitor our reserve levels continually. If we were to conclude that our reserves are insufficient to cover actual or expected contract benefits or loan collections, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which could adversely affect our results of operations and financial condition. For more information on how we set our reserves, see Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Morbidity rates or mortality rates that differ significantly from our pricing expectations could negatively affect profitability.

We set prices for RiverSource life insurance and some annuity products based upon expected claim payment patterns, derived from assumptions we make about our policyholders and contractholders, the morbidity rates, or likelihood of sickness, and mortality rates, or likelihood of death. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if morbidity rates are higher, or mortality rates are lower, than our pricing assumptions, we could be required to make greater payments under disability income insurance policies and immediate annuity contracts than we had projected. In 2009, upon regulatory approval, we intend to offer certain optional riders with our new permanent life insurance policies that will enable consumers to access a portion of their death benefit to fund qualified chronic care needs. These policies, if approved and issued, will also subject us to morbidity risk. The same holds true for long term care policies we previously underwrote to the extent of the risks that we have retained. If mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with guaranteed minimum death benefits than we have projected.

The risk that our claims experience may differ significantly from our pricing assumptions is particularly significant for our long term care insurance products notwithstanding our ability to implement future price increases with regulatory approvals. As with life insurance, long term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years. However, as a relatively new product in the market, long term care insurance does not have the extensive claims experience history of life insurance and, as a result, our ability to forecast future claim rates for long term care insurance is more limited than for life insurance. We have sought to moderate these uncertainties to some extent by partially reinsuring long term care policies we previously underwrote and by limiting our present long term care insurance offerings to policies underwritten fully by unaffiliated third-party insurers, and we have also implemented rate increases on certain in force policies as described in Item 1 of this Annual Report on Form 10-K—"Business—Our Segments—Protection—RiverSource Insurance Products—Long Term Care Insurance". We may be required to implement additional rate increases in the future and may or may not receive regulatory approval for the full extent and timing of any rate increases that we may seek.

We may face losses if there are significant deviations from our assumptions regarding the future persistency of our insurance policies and annuity contracts.

The prices and expected future profitability of our life insurance and deferred annuity products are based in part upon assumptions related to persistency, which is the probability that a policy or contract will remain in force from one period to the next. Given the ongoing economic and market dislocations, future consumer persistency behaviors could vary materially from the past. The effect of persistency on profitability varies for different products. For most of our life insurance and deferred annuity products, actual persistency that is lower than our persistency assumptions could have an adverse impact on profitability, especially in the early years of a policy or contract, primarily because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy or contract.

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

For more information regarding DAC, see Part II, Item 7 of this Annual Report on Form 10-K under the heading "Management's Discussion and Analysis—Critical Accounting Policies—Deferred Acquisition Costs and Deferred Sales Inducement Costs" and "—Recent Accounting Pronouncements."

Breaches of security, or the perception that our technology infrastructure is not secure, could harm our business.

Our business requires the appropriate and secure utilization of client and other sensitive information. Our operations require the secure transmission of confidential information over public networks. Security breaches in connection with the delivery of our products and services, including products and services utilizing the Internet and the trend toward broad consumer and general public notification of such incidents, could significantly harm our business, financial condition or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks used in connection with our products and services.

Protection from system interruptions is important to our business. If we experience a sustained interruption to our telecommunications or data processing systems, it could harm our business.

System or network interruptions could delay and disrupt our ability to develop, deliver or maintain our products and services, causing harm to our business and reputation and resulting in loss of customers or revenue. Interruptions could be caused by operational failures arising from our implementation of new technology, as well from our maintenance of existing technology. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process transactions or provide products and services to our customers. These interruptions can include fires, floods, earthquakes, power losses, equipment failures, failures of internal or vendor software or systems and other events beyond our control. Further, we face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that we use to facilitate our securities transactions. Any such failure, termination or constraint could adversely impact our ability to effect transactions, service our clients and manage our exposure to risk.

Risk management policies and procedures may not be fully effective in mitigating risk exposure in all market environments or against all types of risk, including employee and financial advisor misconduct.

We have devoted significant resources toward developing our risk management policies and procedures and will continue to do so. Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. Many of our methods of managing risk and exposures are based upon our use of observed historical market behavior or statistics based on historical models. During periods of market volatility or due to unforeseen events, the historically derived correlations upon which these methods are based may not be valid. As a result, these methods may not accurately predict future exposures, which could be significantly greater than what our models indicate. This could cause us to incur investment losses or cause our hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated.

Moreover, we are subject to the risks of errors and misconduct by our employees and affiliated financial advisors, such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information. These risks are difficult to detect in advance and deter, and could harm our business, results of operations or financial condition. We are further subject to the risk of nonperformance or inadequate performance of contractual obligations by third-party vendors of products and services that are used in our businesses. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. Insurance and other traditional risk-shifting tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.

As a holding company, we depend on the ability of our subsidiaries to transfer funds to us to pay dividends and to meet our obligations.

We act as a holding company for our insurance and other subsidiaries. Dividends from our subsidiaries and permitted payments to us under our intercompany arrangements with our subsidiaries are our principal sources of cash to pay shareholder dividends and to meet our other financial obligations. These obligations include our operating expenses and interest and principal on our borrowings. If the cash we receive from our subsidiaries pursuant to dividend payment and intercompany arrangements is insufficient for us to fund any of these obligations, we may be required to raise cash through the incurrence of additional debt, the issuance of additional equity or the sale of assets. If any of this happens, it could adversely impact our financial condition and results of operations.

Insurance, banking and securities laws and regulations regulate the ability of many of our subsidiaries (such as our insurance, banking and brokerage subsidiaries and our face-amount certificate company) to pay dividends or make other permitted payments. See Item 1 of this Annual Report on Form 10-K—"Regulation" as well as the information contained in Part II, Item 7 under the heading "Management's Discussion and Analysis—Liquidity and Capital Resources." In addition to the various regulatory restrictions that constrain our subsidiaries' ability to pay dividends or make other permitted payments to our company, the rating organizations impose various capital requirements on our company and our insurance company subsidiaries in order for us to maintain our ratings and the ratings of our insurance subsidiaries. The value of assets on the company-level balance sheets of our subsidiaries is a significant factor in determining these restrictions and capital requirements. As asset values decline, our and our subsidiaries' ability to pay dividends or make other permitted payments can be reduced. Additionally, the various asset classes held by our subsidiaries, and used in determining required capital levels, are weighted differently or are restricted as to the proportion in which they may be held depending upon their liquidity, credit risk and other factors. Volatility in relative asset values among different asset classes can alter the proportion of our subsidiaries' holdings in those classes, which could increase required capital and constrain our and our subsidiaries' ability to pay dividends or make other permitted payments. The regulatory capital requirements and dividend-paying ability of our subsidiaries may also be affected by a change in the mix of products sold by such subsidiaries. For example, fixed annuities typically require more capital than variable annuities, and an increase in the proportion of fixed annuities sold in relation to variable annuities could increase the regulatory capital requirements of our life insurance subsidiaries. This may reduce the dividends or other permitted payments which could be made from those subsidiaries in the near term without the rating organizations viewing this negatively. Further, the capital requirements imposed upon our subsidiaries may be impacted by heightened regulatory scrutiny and intervention, which could negatively affect our and our subsidiaries' ability to pay dividends or make other permitted payments. Additionally, in the past we have found it necessary to provide support to certain of our subsidiaries in order to maintain adequate capital for regulatory or other purposes and we may provide such support in the future. The provision of such support could adversely affect our excess capital, liquidity, and the dividends or other permitted payments received from our subsidiaries.

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

•
our strategic moves and those of our competitors, such as acquisitions or restructurings;

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

Our certificate of incorporation and bylaws and Delaware law contain provisions intended to deter coercive takeover practices and inadequate takeover bids by making them unacceptably expensive to the raider and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

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

We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors time to assess any acquisition proposal. They are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our shareholders.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We operate our business from two principal locations, both of which are located in Minneapolis, Minnesota: the Ameriprise Financial Center, an 897,280 square foot building that we lease, and our 903,722 square foot Client Service Center, which we own. Our lease term for the Ameriprise Financial Center began in November 2000 and is for 20 years, with several options to extend the term. Our aggregate annual rent for the Ameriprise Financial Center is $15 million. Ameriprise Holdings, Inc, our wholly owned subsidiary, owns the 170,815 square foot Oak Ridge Conference Center, a training facility and conference center in Chaska, Minnesota, which can also serve as a disaster recovery site, if necessary. We also lease space in an operations center located in Minneapolis, and we occupy space in a second operations center located in Phoenix, Arizona.

Our property and casualty subsidiary, IDS Property Casualty, leases its corporate headquarters in DePere, Wisconsin, a suburb of Green Bay. The lease has a ten-year term expiring in 2014 with an option to renew the lease for up to six renewal terms of five years each.

SAI leases its corporate headquarters, containing approximately 88,000 square feet, in LaVista, Nebraska, a suburb of Omaha, under a lease that runs through January 31, 2018 with renewal options. SAI also maintains data centers and disaster recovery facilities in Omaha, Nebraska and Kansas City, Missouri.

Threadneedle leases one office facility in London, England and one in Swindon, England. It is the sole tenant of its principal headquarters office, a 60,410 square foot building, under a lease expiring in June 2018. Threadneedle also leases part of a building in Frankfurt, Germany and rents offices in a number of other European cities, Hong Kong, Singapore and Australia to support its global operations.

Seligman leases its corporate headquarters in New York, New York, containing approximately 100,000 square feet under a lease expiring in 2019. Seligman also leases approximately 6,500 square feet in Palo Alto, California under a least that expires in 2012. It also occupies 35,000 square feet in South Portland, Maine under a lease that expires in 2015.

AASI leases its office facilities, containing approximately 320,000 square feet, in Detroit, Michigan, under a lease expiring in 2016.

Generally, we lease the premises we occupy in other locations, including the executive and bank offices that we maintain in New York City and branch offices for our employee branded advisors throughout the United States. We believe that the facilities owned or occupied by our company suit our needs and are well maintained.

Item 3.  Legal Proceedings.

The company and its subsidiaries are involved in the normal course of business in legal, regulatory and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of its activities as a diversified financial services firm. These include proceedings specific to the company as well as proceedings generally applicable to business practices in the industries in which it operates. The company can also be subject to litigation arising out of its general business activities, such as its investments, contracts, leases and employment relationships. Uncertain economic conditions and heightened volatility in the financial markets, such as those which have been experienced for over the past year, may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the company or the financial services industry generally. Relevant to market conditions since the latter part of 2007, a large client claimed breach of certain contractual investment guidelines. Concurrent with the company continuing to evaluate the client's claims, the parties are discussing the possibility of mediation or arbitration. No date or format has been set for any such proceeding, and the outcome and ultimate impact of this matter remain uncertain at this time.

As with other financial services firms, the level of regulatory activity and inquiry concerning the company's businesses remains elevated. From time to time, the company receives requests for information from, and/or has been subject to examination by, the SEC, FINRA, OTS, state insurance regulators, state attorneys general and various other governmental and quasi-governmental authorities concerning the company's business activities and practices, and the practices of the company's financial advisors. Pending matters about which the company has recently received information requests include: sales and product or service features of, or disclosures pertaining to, the company's mutual funds, annuities, insurance products, brokerage services, financial plans and other advice offerings; supervision of the company's financial advisors; supervisory practices in connection with financial advisors' outside business activities; sales practices and supervision associated with the sale of fixed and variable annuities; the delivery of financial plans; the suitability of particular trading strategies and data security. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

These legal and regulatory proceedings and disputes are subject to uncertainties and, as such, the company is unable to estimate the possible loss or range of loss that may result. An adverse outcome in one or more of these proceedings could result in adverse judgments, settlements, fines, penalties or other relief that could have a material adverse effect on the company's consolidated financial condition or results of operations.

Certain legal and regulatory proceedings are described below.

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona, and was later transferred to the United States District Court for the District of Minnesota. The plaintiffs alleged that they were investors in several of the company's mutual funds and they purported to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940. The plaintiffs alleged that fees allegedly paid to the defendants by the funds for investment advisory and administrative services were excessive. On July 6, 2007, the Court granted the company's motion for summary judgment, dismissing all claims with prejudice. Plaintiffs appealed the Court's decision, and the appellate argument took place on April 17, 2008. The U.S. Court of Appeals for the Eighth Circuit is now considering the appeal.

In September 2008, the company commenced a lawsuit captioned Ameriprise Financial Services Inc. and Securities America Inc. v. The Reserve Fund et al. in the District Court for the District of Minnesota. The suit alleges that the management of the Reserve Fund made selective disclosures to certain institutional investors in violation of the federal securities laws and in breach of their fiduciary duty in connection with the Reserve Primary Fund's lowering its net asset value ("NAV") to $.97 on September 16, 2008. The company and its affiliates had invested $228 million of its own assets and $3.4 billion of client assets in the Reserve Primary Fund. To date, approximately $0.85 per dollar NAV has been paid to investors by the Reserve Primary Fund.

For several years, the company has been cooperating with the SEC in connection with an inquiry into the company's sales of, and revenue sharing relating to, other companies' real estate investment trust ("REIT") shares. SEC staff has recently notified the company that it is considering recommending that the SEC bring a civil action against the company relating to these issues, and is providing the company with an opportunity to make a submission to the SEC as to why such an action should not be brought. The company will continue to cooperate with the SEC regarding this matter.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades principally on The New York Stock Exchange under the trading symbol AMP. As of February 17, 2009, we had approximately 26,201 common shareholders of record. Price and dividend information concerning our common shares may be found in Note 28 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The information set forth under the heading "Performance Graph" contained on page 19 of our 2008 Annual Report to Shareholders is incorporated herein by reference.

We are primarily a holding company and, as a result, our ability to pay dividends in the future will depend on receiving dividends from our subsidiaries. For information regarding our ability to pay dividends, see the information set forth under the heading "Management's Discussion and Analysis—Liquidity and Capital Resources" contained in Part II, Item 7 of this Annual Report on Form 10-K.

Share Repurchases

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of 2008:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2008
Share repurchase program (1)	—	$—	—	$1,304,819,604
Employee transactions (2)	61,875	$33.69	N/A	N/A
November 1 to November 30, 2008
Share repurchase program (1)	—	$—	—	$1,304,819,604
Employee transactions (2)	1,260	$19.34	N/A	N/A
December 1 to December 31, 2008
Share repurchase program (1)	—	$—	—	$1,304,819,604
Employee transactions (2)	1, 098	$18.05	N/A	N/A
Totals
Share repurchase program	—	$—	—
Employee transactions	64,233	$33.14	N/A

	64,233		—

(1)
On April 22, 2008, we announced that our Board of Directors authorized the repurchase of up to $1.5 billion worth of our common stock through April 22, 2010. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through block trades or other means. In light of the current market environment, we have temporarily suspended our stock repurchase program. We may resume activity under our stock repurchase program and begin repurchasing shares in the open market or in privately negotiated transactions from time to time without notice. The Company reserves the right to suspend any such repurchases and to resume later repurchasing at any time, and expressly disclaims any obligation to maintain or lift any such suspension.

(2)
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

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) — shares
Equity compensation plans approved by security holders	15,764,155	(1)	$40.79	12,132,808
Equity compensation plans not approved by security holders	3,700,520	(2)	—	10,570,221	(3)

Total	19,464,675		$40.79	22,703,029

(1)
Includes 695,934 share units subject to vesting per the terms of the applicable plan which could result in the issuance of common stock. As the terms of these share-based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B.

(2)
Includes 3,700,520 share units subject to vesting per the terms of the applicable plan which could result in the issuance of common stock. As the terms of these share-based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B.

(3)
Includes 6 million shares of common stock issuable under the terms of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan. As of December 31, 2008, there were no awards granted under this plan.

Item 6.  Consolidated Five-Year Summary of Selected Financial Data

The following table sets forth selected consolidated financial information from our audited Consolidated Financial Statements as of December 31, 2008, 2007, 2006, 2005 and 2004 and for the five-year period ended December 31, 2008. Certain prior year amounts have been reclassified to conform to the current year's presentation. For the periods preceding our separation from American Express Company ("American Express"), we prepared our Consolidated Financial Statements as if we had been a stand-alone company. In the preparation of our Consolidated Financial Statements for those periods, we made certain allocations of expenses that our management believed to be a reasonable reflection of costs we would have otherwise incurred as a stand-alone company but were paid by American Express. Accordingly, our Consolidated Financial Statements include various adjustments to amounts in our consolidated financial statements as a subsidiary of American Express. The selected financial data presented below should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included elsewhere in this report and "Management's Discussion and Analysis."

	Years Ended December 31,
	2008		2007(1)	2006(1)	2005(1)	2004(2)
	(in millions, except per share data)
Income Statement Data:
Net revenues	$6,970		$8,556	$8,026	$7,390	$6,891
Expenses	7,341		7,540	7,229	6,645	5,779
Income (loss) from continuing operations before accounting change	(38)		814	631	558	825
Net income (loss)	(38)		814	631	574	794
Earnings Per Share:
Income (loss) from continuing operations before accounting change:
Basic	$(0.17)		$3.45	$2.56	$2.26	$3.35
Diluted	$(0.17	) (3)	$3.39	$2.54	$2.26	$3.35
Income from discontinued operations, net of tax:
Basic	$—		$—	$—	$0.06	$0.16
Diluted	$—		$—	$—	$0.06	$0.16
Cumulative effect of accounting change, net of tax:
Basic	$—		$—	$—	$—	$(0.29)
Diluted	$—		$—	$—	$—	$(0.29)
Net income (loss):
Basic	$(0.17)		$3.45	$2.56	$2.32	$3.22
Diluted	$(0.17	) (3)	$3.39	$2.54	$2.32	$3.22
Cash Dividends Paid Per Common Share:
Shareholders	$0.64		$0.56	$0.44	$0.11	$—
Cash Dividends Paid:
Shareholders	$143		$133	$108	$27	$—
American Express Company	—		—	—	53	1,325

	December 31,
	2008	2007	2006	2005	2004(2)
	(in millions)
Balance Sheet Data:
Investments	$27,522	$30,625	$35,504	$39,086	$40,210
Separate account assets	44,746	61,974	53,848	41,561	35,901
Total assets	95,676	109,230	104,481	93,280	93,260	(4)
Future policy benefits and claims	29,293	27,446	30,031	32,725	33,249
Separate account liabilities	44,746	61,974	53,848	41,561	35,901
Customer deposits	8,229	6,206	6,688	6,796	6,962
Debt	2,027	2,018	2,244	1,852	403
Total liabilities	89,498	101,420	96,556	85,593	86,558	(5)
Shareholders' equity	6,178	7,810	7,925	7,687	6,702
(1)
During 2007, 2006 and 2005, we recorded non-recurring separation costs as a result of our separation from American Express. During the years ended December 31, 2007, 2006 and 2005, $236 million ($154 million after-tax), $361 million ($235 million after-tax) and $293 million ($191 million after-tax), respectively, of such costs were incurred. These costs were primarily associated with establishing the Ameriprise Financial brand, separating and reestablishing our technology platforms and advisor and employee retention programs.

(2)
Effective January 1, 2004, we adopted American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," which resulted in a cumulative effect of accounting change that reduced first quarter 2004 results by $71 million, net of tax.

(3)
Diluted shares used in this calculation represent basic shares due to the net loss. Using actual diluted shares would result in anti-dilution.

(4)
Total assets as of December 31, 2004 include assets of discontinued operations of $5,873 million.

(5)
Total liabilities as of December 31, 2004 include liabilities of discontinued operations of $5,631 million.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the "Forward-Looking Statements," our Consolidated Financial Statements and Notes that follow and the "Consolidated Five-Year Summary of Selected Financial Data" and the "Risk Factors" included in our Annual Report on Form 10-K. Certain key terms and abbreviations are defined in the Glossary of Selected Terminology.

Overview

We are engaged in providing financial planning, products and services that are designed to be utilized as solutions for our clients' cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs. As of December 31, 2008, we had a network of more than 12,400 financial advisors and registered representatives ("affiliated financial advisors"). In addition to serving clients through our affiliated financial advisors, our asset management, annuity, and auto and home protection products are distributed through third-party advisors and affinity relationships.

We deliver solutions to our clients through an approach focused on building long-term personal relationships between our advisors and clients. We offer financial planning and advice that are responsive to our clients' evolving needs and helps them achieve their identified financial goals by recommending actions and a range of product "solutions" consisting of investment, annuities, insurance, banking and other financial products that help them attain over time a return or form of protection while accepting what they determine to be an appropriate range and level of risk. The financial product solutions we offer through our affiliated advisors include both our own products and services and products of other companies. Our financial planning and advisory process is designed to provide comprehensive advice, when appropriate, to address our clients' cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. We believe that our focus on personal relationships, together with our strengths in financial planning and product development, allows us to better address our clients' financial needs, including the financial needs of our primary target market segment, the mass affluent and affluent, which we define as households with investable assets of more than $100,000. This focus also puts us in a strong position to capitalize on significant demographic and market trends, which we believe will continue to drive increased demand for our financial planning and other financial services. Deep client-advisor relationships are central to the ability of our business model to succeed through market cycles, including the extreme market conditions that persisted through 2008.

We have four main operating segments: Advice & Wealth Management, Asset Management, Annuities and Protection, as well as our Corporate & Other segment. Our four main operating segments are aligned with the financial solutions we offer to address our clients' needs. The products and services we provide retail clients and, to a lesser extent, institutional clients, are the primary source of our revenues and net income. Revenues and net income are significantly impacted by investment performance and the total value and composition of assets we manage and administer for our retail and institutional clients as well as the distribution fees we receive from other companies. These factors, in turn, are largely determined by overall investment market performance and the depth and breadth of our individual client relationships.

Equity market, credit market and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the "spread" income generated on our annuities, banking and deposit products and universal life ("UL") insurance products, the value of deferred acquisition costs ("DAC") and deferred sales inducement costs ("DSIC") assets associated with variable annuity and variable UL products, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits. For additional information regarding our sensitivity to equity risk and interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk."

It is management's priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets. Our financial targets are:

•
Net revenue growth of 6% to 8%,

•
Earnings per diluted share growth of 12% to 15%, and

•
Return on equity of 12% to 15%.

Our net revenues for the year ended December 31, 2008 were $7.0 billion, a decrease of $1.6 billion, or 19%, from the prior year period. This revenue decline primarily reflects the unprecedented impacts of the credit market events that occurred during the last few weeks of September and the fourth quarter of 2008. The majority of the impacts from the credit market events have been reflected in net investment income, which decreased $1.2 billion, or 59%, from the prior year period. The credit market events and weak equity markets also negatively impacted management and financial advice fees and distribution fees.

Our consolidated net loss for the year ended December 31, 2008 was $38 million, a decline of $852 million from our consolidated net income of $814 million for the year ended December 31, 2007. Loss per share for the year ended December 31, 2008 was $0.17, compared to earnings per diluted share of $3.39 for the prior year period.

We continue to establish Ameriprise Financial as a financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by our continued leadership in financial planning and our strong corporate foundation. Our franchisee advisor and client retention remain strong at 92% and 94%, respectively, as of December 31, 2008. Branded financial plan net cash sales for the year ended December 31, 2008 increased 4% compared to the year-ago period.

Our owned, managed and administered ("OMA") assets declined to $372.1 billion at December 31, 2008, a net decrease of 22% from December 31, 2007, reflecting the 38% decline in the S&P 500 Index from the prior year period, partially offset by the addition of $36.9 billion in assets from the completion of our acquisitions during the fourth quarter of 2008.

In the fourth quarter of 2008, we completed the all cash acquisitions of H&R Block Financial Advisors, Inc., subsequently renamed Ameriprise Advisor Services, Inc. ("AASI"), J. & W. Seligman & Co., Incorporated ("Seligman") and Brecek & Young Advisors, Inc. to expand our retail distribution and asset management businesses. The cost of the acquisitions was $787 million, which included the purchase price and transaction costs. We recorded the assets and liabilities acquired at fair value and allocated the remaining costs to goodwill and intangible assets. Integration charges of $19 million were included in general and administrative expense for the year ended December 31, 2008.

Goodwill Impairment Testing

In addition to our annual impairment evaluation for goodwill as of July 1, we evaluated goodwill for impairment in the fourth quarter of 2008 due to the unprecedented credit and equity market events. We concluded our goodwill was not impaired.

Share Repurchase Program

During the years ended December 31, 2008 and 2007, we purchased 12.7 million shares and 15.9 million shares, respectively, for an aggregate cost of $614 million and $948 million, respectively. In April 2008, our Board of Directors authorized the expenditure of up to $1.5 billion for the repurchase of our common stock through April 2010. As of December 31, 2008, we had $1.3 billion remaining under this share repurchase authorization. In light of the current market environment, we have temporarily suspended our stock repurchase program. We may resume activity under our stock repurchase program and begin repurchasing shares in the open market or in privately negotiated transactions from time to time without notice. We reserve the right to suspend any such repurchases and to resume later repurchasing at any time, and expressly disclaim any obligation to maintain or lift any such suspension.

Separation from American Express

On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in our company (the "Separation") through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation of our company and the distribution of our common shares to American Express shareholders (the "Distribution"). Prior to the Distribution, we had been a wholly owned subsidiary of American Express. Our separation from American Express resulted in specifically identifiable impacts to our 2007 and 2006 consolidated results of operations and financial condition.

We incurred a total of $890 million of non-recurring separation costs as part of our separation from American Express. These costs were primarily associated with establishing the Ameriprise Financial brand, separating and reestablishing our technology platforms and advisor and employee retention programs. Our separation from American Express was completed in 2007.

Critical Accounting Policies

The accounting and reporting policies that we use affect our Consolidated Financial Statements. Certain of our accounting and reporting policies are critical to an understanding of our results of operations and financial condition and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our Consolidated Financial Statements. The accounting and reporting policies we have identified as fundamental to a full understanding of our results of operations and financial condition are described below. See Note 2 to our Consolidated Financial Statements for further information about our accounting policies.

Valuation of Investments

The most significant component of our investments is our Available-for-Sale securities, which we generally carry at fair value within our Consolidated Balance Sheets. The fair value of our Available-for-Sale securities at December 31, 2008 was primarily obtained from third-party pricing sources. We record unrealized securities gains (losses) in accumulated other comprehensive income (loss), net of income tax provision (benefit) and net of adjustments in other asset and liability balances, such as DAC, to reflect the expected impact on their carrying values had the unrealized securities gains (losses) been realized as of the respective balance sheet dates. At December 31, 2008, we had net unrealized pretax losses on Available-for-Sale securities of $1.8 billion. We recognize gains and losses in results of operations upon disposition of the securities. We also recognize losses in results of operations when management determines that a decline in value is other-than-temporary. A write-down for impairment can be recognized for both credit-related events and for change in fair value due to changes in interest rates. Once a security is written down to fair value through net income, any subsequent recovery in value cannot be recognized in net income until the principal is returned. The determination of other-than-temporary impairment requires the exercise of judgment regarding the amount and timing of recovery. Factors we consider in determining whether declines in the fair value of fixed-maturity securities are other-than-temporary include: 1) the extent to which the market value is below amortized cost; 2) our ability and intent to hold the investment for a sufficient period of time for it to recover to an amount at least equal to its carrying value; 3) the duration of time in which there has been a significant decline in value; 4) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and 5) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. For structured investments (e.g., mortgage backed securities), the Company also considers factors such as overall deal structure and our position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments, cumulative loss projections and discounted cash flows in assessing potential other-than-temporary impairment of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. In response to the market dislocation in the fourth quarter of 2008 and expectations of continued dislocation in 2009, management increased the discount rate, expected loss and severity rates used to value non-agency residential mortgage backed securities and increased the expected default rates for high yield corporate credits. Securities for which declines are considered temporary continue to be carefully monitored by management. As of December 31, 2008, we had $2.1 billion in gross unrealized losses that related to $14.2 billion of Available-for-Sale securities, of which $5.9 billion have been in a continuous unrealized loss position for 12 months or more. These investment securities had an overall ratio of 87% of fair value to amortized cost at December 31, 2008. As part of our ongoing monitoring process, management determined that a majority of the gross unrealized losses on these securities were attributable to changes in interest rates and credit spreads across asset classes. Additionally, because we have the ability as well as the intent to hold these securities for a time sufficient to recover our amortized cost, we concluded that none of these securities were other-than-temporarily impaired at December 31, 2008.

Deferred Acquisition Costs and Deferred Sales Inducement Costs

For our annuity and life, disability income and long term care insurance products, our DAC and DSIC balances at any reporting date are supported by projections that show management expects there to be adequate premiums or estimated gross profits after that date to amortize the remaining DAC and DSIC balances. These projections are inherently uncertain because they require management to make assumptions about financial markets, anticipated mortality and morbidity levels and policyholder behavior over periods extending well into the future. Projection periods used for our annuity products are typically 10 to 25 years, while projection periods for our life, disability income and long term care insurance products are often 50 years or longer. Management regularly monitors financial market conditions and actual policyholder behavior experience and compares them to its assumptions.

For annuity and universal life insurance products, the assumptions made in projecting future results and calculating the DAC balance and DAC amortization expense are management's best estimates. Management is required to update these assumptions whenever it appears that, based on actual experience or other evidence, earlier estimates should be revised. When assumptions are changed, the percentage of estimated gross profits used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made. For products with associated DSIC, the same policy applies in calculating the DSIC balance and periodic DSIC amortization.

For other life, disability income and long term care insurance products, the assumptions made in calculating our DAC balance and DAC amortization expense are consistent with those used in determining the liabilities and, therefore, are intended to provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC are not recoverable. If management concludes that DAC are not recoverable, DAC are reduced to the amount that is recoverable based on best estimate assumptions and there is a corresponding expense recorded in our consolidated results of operations.

For annuity and life, disability income and long term care insurance products, key assumptions underlying these long-term projections include interest rates (both earning rates on invested assets and rates credited to contractholder and policyholder accounts), equity market performance, mortality and morbidity rates and the rates at which policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts. Assumptions about earned and credited interest rates are the primary factors used to project interest margins, while assumptions about equity and bond market performance are the primary factors used to project client asset value growth rates, and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates. Management must also make assumptions to project maintenance expenses associated with servicing our annuity and insurance businesses during the DAC amortization period.

The client asset value growth rates are the rates at which variable annuity and variable universal life insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. We typically use a mean reversion process as a guideline in setting near-term equity asset growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near- term growth rate is reviewed to ensure consistency with management's assessment of anticipated equity market performance. In the fourth quarter of 2008, we decided to constrain near-term equity growth rates below the level suggested by mean reversion. This constraint is based on our analysis of historical equity returns following downturns in the market. Our long-term client asset value growth rates are based on assumed gross annual returns of 9% for equities and 6.5% for fixed income securities. If we increased or decreased our assumptions related to these growth rates by 100 basis points, the impact on the DAC and DSIC balances would be an increase or decrease of approximately $30 million.

We monitor other principal DAC and DSIC amortization assumptions, such as persistency, mortality, morbidity, interest margin and maintenance expense levels each quarter and, when assessed independently, each could impact our DAC and DSIC balances.

The analysis of DAC and DSIC balances and the corresponding amortization is a dynamic process that considers all relevant factors and assumptions described previously. Unless management identifies a significant deviation over the course of the quarterly monitoring, management reviews and updates these DAC and DSIC amortization assumptions annually in the third quarter of each year. An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results.

We adopted American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts" ("SOP 05-1") on January 1, 2007. See Note 2 and Note 3 to our Consolidated Financial Statements for additional information about the effect of our adoption of SOP 05-1 and our accounting policies for the amortization and capitalization of DAC. In periods prior to 2007, our policy had been to treat certain internal replacement transactions as continuations and to continue amortization of DAC associated with the existing contract against revenues from the new contract. For details regarding the balances of and changes in DAC for the years ended December 31, 2008, 2007 and 2006 see Note 8 to our Consolidated Financial Statements.

Liabilities for Future Policy Benefits and Policy Claims and Other Policyholders' Funds

Fixed Annuities and Variable Annuity Guarantees

Future policy benefits and policy claims and other policyholders' funds related to fixed annuities and variable annuity guarantees include liabilities for fixed account values on fixed and variable deferred annuities, guaranteed benefits associated with variable annuities, equity indexed annuities and fixed annuities in a payout status.

Liabilities for fixed account values on fixed and variable deferred annuities are equal to accumulation values, which are the cumulative gross deposits and credited interest less withdrawals and various charges.

The majority of the variable annuity contracts offered by us contain guaranteed minimum death benefit ("GMDB") provisions. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings which are referred to as gain gross-up benefits. In addition, the Company offers contracts with guaranteed minimum withdrawal benefit ("GMWB") and guaranteed minimum accumulation benefit ("GMAB") provisions and, until May 2007, the Company offered contracts containing guaranteed minimum income benefit ("GMIB") provisions. As a result of the recent market decline, the amount by which guarantees exceed the accumulation value has increased significantly.

In determining the liabilities for variable annuity death benefits, GMIB and the life contingent benefits associated with GMWB, we project these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. As with DAC, management will review, and where appropriate, adjust its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management will review and update these assumptions annually in the third quarter of each year. In response to the market dislocation in the fourth quarter of 2008 and expectations of continued dislocation in 2009, management lowered future variable annuity and variable universal life profit expectations based on continued depreciation in contract values and historical equity market return patterns.

The variable annuity death benefit liability is determined by estimating the expected value of death benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated meaningful life based on expected assessments (e.g., mortality and expense fees, contractual administrative charges and similar fees).

If elected by the contract owner and after a stipulated waiting period from contract issuance, a GMIB guarantees a minimum lifetime annuity based on a specified rate of contract accumulation value growth and predetermined annuity purchase rates. The GMIB liability is determined each period by estimating the expected value of annuitization benefits in excess of the projected contract accumulation value at the date of annuitization and recognizing the excess over the estimated meaningful life based on expected assessments.

The embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions are recorded at fair value. See Note 18 to our Consolidated Financial Statements for information regarding the fair value measurement of embedded derivatives. The liability for the life contingent benefits associated with GMWB provisions is determined in the same way as the liability for variable annuity death benefits. The changes in both the fair values of the GMWB and GMAB embedded derivatives and the liability for life contingent benefits are reflected in benefits, claims, losses and settlement expenses.

Liabilities for equity indexed annuities are equal to the accumulation of host contract values covering guaranteed benefits and the market value of embedded equity options.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.6% to 9.5% at December 31, 2008, depending on year of issue, with an average rate of approximately 5.8%.

Life, Disability Income and Long Term Care Insurance

Future policy benefits and policy claims and other policyholders' funds related to life, disability income and long term care insurance include liabilities for fixed account values on fixed and variable universal life policies, liabilities for unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, disability income and long term care policies as claims are incurred in the future.

Liabilities for fixed account values on fixed and variable universal life insurance are equal to accumulation values. Accumulation values are the cumulative gross deposits and credited interest less various contractual expense and mortality charges and less amounts withdrawn by policyholders.

Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported disability income and long term care claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits. Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for the Company's experience. Interest rates used with disability income claims ranged from 3.0% to 8.0% at December 31, 2008, with an average rate of 4.8%. Interest rates used with long term care claims ranged from 4.0% to 7.0% at December 31, 2008, with an average rate of 4.1%.

Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.

Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, disability income and long term care policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on the Company's experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life ranged from 4.0% to 10.0% at December 31, 2008, depending on policy form, issue year and policy duration. Anticipated interest rates for disability income vary by plan and were 7.5% and 6.0% at policy issue grading to 5.0% over five years and 4.5% over 20 years, respectively. Anticipated discount rates for long term care vary by plan and were 5.8% at December 31, 2008 and range from 5.9% to 6.3% over 40 years.

Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverable within receivables.

Derivative Instruments and Hedging Activities

We use derivative instruments to manage our exposure to various market risks. All derivatives are recorded at fair value. The fair value of our derivative instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market observable inputs to the extent available. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting hedge designation, if any. We primarily use derivatives as economic hedges that are not designated as accounting hedges or do not qualify for hedge accounting treatment. We occasionally designate derivatives as (1) hedges of changes in the fair value of assets, liabilities, or firm commitments ("fair value hedges"), (2) hedges of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedges"), or (3) hedges of foreign currency exposures of net investments in foreign operations ("net investment hedges in foreign operations").

For derivative instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are recognized in current period earnings. The changes in fair value of derivatives hedging variable annuity living benefits, equity indexed annuities and stock market certificates are included within benefits, claims, losses and settlement expenses, interest credited to fixed accounts and banking and deposit interest expense, respectively. The changes in fair value of all other derivatives are a component of net investment income. Our derivatives primarily provide economic hedges to equity market and interest rate exposures. Examples include structured derivatives, options, futures, equity and interest rate swaps and swaptions that economically hedge the equity and interest rate exposure of derivatives embedded in certain annuity and certificate liabilities, as well as exposure to price risk arising from proprietary mutual fund seed money investments.

For derivative instruments that qualify as fair value hedges, changes in the fair value of the derivatives, as well as of the corresponding hedged assets, liabilities or firm commitments, are recognized in current earnings. If a fair value hedge designation is removed or the hedge is terminated prior to maturity, previous adjustments to the carrying value of the hedged item are recognized into earnings over the remaining life of the hedged item.

For derivative instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instruments are reported in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged item or transaction impacts earnings. Any ineffective portion of the gain or loss is reported currently in earnings. If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) may be recognized into earnings over the period that the hedged item impacts earnings. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized in earnings immediately.

For derivative instruments that qualify as net investment hedges in foreign operations, the effective portions of the change in fair value of the derivatives are recorded in accumulated other comprehensive income (loss) as part of the foreign currency translation adjustment. Any ineffective portions of net investment hedges in foreign operations are recognized in earnings during the period of change.

For further details on the types of derivatives we use and how we account for them, see Note 2 and Note 20 to our Consolidated Financial Statements.

Income Tax Accounting

Income taxes, as reported in our Consolidated Financial Statements, represent the net amount of income taxes that we expect to pay to or receive from various taxing jurisdictions in connection with our operations. We provide for income taxes based on amounts that we believe we will ultimately owe taking into account the recognition and measurement for uncertain tax positions. Inherent in the provision for income taxes are estimates and judgments regarding the tax treatment of certain items. In the event that the ultimate tax treatment of items differs from our estimates, we may be required to significantly change the provision for income taxes recorded in our Consolidated Financial Statements.

In connection with the provision for income taxes, our Consolidated Financial Statements reflect certain amounts related to deferred tax assets and liabilities, which result from temporary differences between the assets and liabilities measured for financial statement purposes versus the assets and liabilities measured for tax return purposes. Among our deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.

Our life insurance subsidiaries will not be able to file a consolidated U.S. federal income tax return with the other members of our affiliated group until 2010, which will result in net operating and capital losses, credits and other tax attributes generated by one group not being available to offset income earned or taxes owed by the other group during the period of non-consolidation. This lack of consolidation could affect our ability to fully realize certain of our deferred tax assets, including the capital losses.

We are required to establish a valuation allowance for any portion of our deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, a) future taxable income exclusive of reversing temporary differences and carryforwards, b) future reversals of existing taxable temporary differences, c) taxable income in prior carryback years, and d) tax planning strategies. It is likely that management will need to identify and implement appropriate planning strategies to ensure our ability to realize our deferred tax asset and avoid the establishment of a valuation allowance with respect to such assets. In the opinion of management, it is currently more likely than not that we will realize the benefit of our deferred tax assets, including our capital loss deferred tax asset; therefore, no such valuation allowance has been established.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 3 to our Consolidated Financial Statements.

Sources of Revenues and Expenses

Management and Financial Advice Fees

Management and financial advice fees relate primarily to fees earned from managing mutual funds, separate account and wrap account assets, institutional investments including structured investments, as well as fees earned from providing financial advice and administrative services (including transfer agent, administration and custodial fees earned from providing services to retail mutual funds). Management and financial advice fees also include mortality and expense risk fees earned on separate account assets. Our management and risk fees are generally computed as a contractual rate applied to the underlying asset values and are generally accrued daily and collected monthly. Many of our mutual funds have a performance incentive adjustment ("PIA"). The PIA increases or decreases the level of management fees received based on the specific fund's relative performance as measured against a designated external index. We recognize PIA fee revenue on a 12 month rolling performance basis. Employee benefit plan and institutional investment management and administration services fees are negotiated and are also generally based on underlying asset values. We may receive performance-based incentive fees from structured investments and hedge funds that we manage, which are recognized as revenue at the end of the performance period. Fees from financial planning and advice services are recognized when the financial plan is delivered.

Distribution Fees

Distribution fees primarily include point-of-sale fees (such as mutual fund front-end sales loads) and asset-based fees (such as 12b-1 distribution and shareholder service fees) that are generally based on a contractual percentage of assets and recognized when earned. Distribution fees also include amounts received under marketing support arrangements for sales of mutual funds and other companies' products, such as through our wrap accounts, as well as surrender charges on fixed and variable universal life insurance and annuities.

Net Investment Income

Net investment income primarily includes interest income on fixed maturity securities classified as Available-for-Sale, commercial mortgage loans, policy loans, consumer loans, other investments and cash and cash equivalents; the changes in fair value of trading securities, including seed money, and certain derivatives; the pro rata share of net income or loss on equity method investments; and realized gains and losses on the sale of securities and charges for investments determined to be other-than-temporarily impaired. Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale, excluding structured securities, and commercial mortgage loans so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term. For beneficial interests in structured securities, the excess cash flows attributable to a beneficial interest over the initial investment are recognized as interest income over the life of the beneficial interest using the effective yield method. Realized gains and losses on securities, other than trading securities and equity method investments, are recognized using the specific identification method on a trade date basis.

Premiums

Premiums include premiums on property-casualty insurance, traditional life and health (disability income and long term care) insurance and immediate annuities with a life contingent feature. Premiums on auto and home insurance are net of reinsurance premiums and are recognized ratably over the coverage period. Premiums on traditional life and health insurance are net of reinsurance ceded and are recognized as revenue when due.

Other Revenues

Other revenues include certain charges assessed on fixed and variable universal life insurance and annuities, which consist of cost of insurance charges, net of reinsurance premiums for universal life insurance products, variable annuity guaranteed benefit rider charges and administration charges against contractholder accounts or balances. Premiums paid by fixed and variable universal life policyholders and annuity contractholders are considered deposits and are not included in revenue. Other revenues also include revenues related to certain limited partnerships that were consolidated beginning in 2006.

Banking and Deposit Interest Expense

Banking and deposit interest expense primarily includes interest expense related to banking deposits and investment certificates. Additionally, banking and deposit interest expense includes interest on non-recourse debt of a structured entity while it was consolidated, as well as interest expense related to debt of certain consolidated limited partnerships. The changes in fair value of investment certificate embedded derivatives and the derivatives hedging stock market certificates are included within banking and deposit interest expense.

Distribution Expenses

Distribution expenses primarily include compensation paid to the Company's financial advisors, registered representatives, third-party distributors and wholesalers, net of amounts capitalized and amortized as part of DAC. The amounts capitalized and amortized are based on actual distribution costs. The majority of these costs, such as advisor and wholesaler compensation, vary directly with the level of sales. Distribution expenses also include marketing support and other distribution and administration related payments made to affiliated and unaffiliated distributors of products provided by the Company's affiliates. The majority of these expenses vary with the level of sales, or assets held, by these distributors or are fixed costs. Distribution expenses also include wholesaling costs.

Interest Credited to Fixed Accounts

Interest credited to fixed accounts represents amounts earned by contractholders and policyholders on fixed account values associated with fixed and variable universal life and annuity contracts. The mark-to-market adjustment on equity indexed annuity embedded derivatives and the derivatives hedging equity indexed annuities are included within interest credited to fixed accounts.

Benefits, Claims, Losses and Settlement Expenses

Benefits, claims, losses and settlement expenses consist of amounts paid and changes in liabilities held for anticipated future benefit payments under insurance policies and annuity contracts, along with costs to process and pay such amounts. Amounts are net of benefit payments recovered or expected to be recovered under reinsurance contracts. Benefits under variable annuity guarantees include the change in fair value of GMWB and GMAB embedded derivatives and the derivatives hedging these benefits. Benefits, claims, losses and settlement expenses also include amortization of DSIC.

Amortization of DAC

Direct sales commissions and other costs deferred as DAC are amortized over time. For annuity and universal life contracts, DAC are amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business. For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period. For certain mutual fund products, DAC are generally amortized over fixed periods on a straight-line basis adjusted for redemptions. See Deferred Acquisition Costs and Deferred Sales Inducement Costs under Critical Accounting Policies for further information on DAC.

Interest and Debt Expense

Interest and debt expense primarily includes interest on corporate debt, the impact of interest rate hedging activities and amortization of debt issuance costs.

Separation Costs

Separation costs include expenses related to our separation from American Express. These costs were primarily associated with establishing the Ameriprise Financial brand, separating and reestablishing our technology platforms and advisor and employee retention programs. Our separation from American Express was completed in 2007.

General and Administrative Expense

General and administrative expense includes compensation, share-based awards and other benefits for employees (other than employees directly related to distribution, including financial advisors), professional and consultant fees, information technology, facilities and equipment, advertising and promotion, legal and regulatory, minority interest and corporate related expenses. Minority interest is related to certain consolidated limited partnerships, which primarily consist of the portion of net income (loss) of these partnerships not owned by us.

Our Segments

Our five segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other. See Note 26 of our Consolidated Financial Statements for a description of our segments.

Owned, Managed and Administered Assets

Owned assets include certain assets on our Consolidated Balance Sheets for which we do not provide investment management services and do not recognize management fees, such as investments in non-proprietary funds held in the separate accounts of our life insurance subsidiaries, as well as restricted and segregated cash and receivables.

Managed assets include managed external client assets and managed owned assets. Managed external client assets include client assets for which we provide investment management services, such as the assets of the RiverSource family of mutual funds and Seligman family of mutual funds, assets of institutional clients and client assets held in wrap accounts. Managed external client assets also include assets managed by sub-advisors selected by us. Managed external client assets are not reported on our Consolidated Balance Sheets. Managed owned assets include certain assets on our Consolidated Balance Sheets for which we provide investment management services and recognize management fees in our Asset Management segment, such as the assets of the general account and RiverSource Variable Product funds held in the separate accounts of our life insurance subsidiaries.

Administered assets include assets for which we provide administrative services such as client assets invested in other companies' products that we offer outside of our wrap accounts. These assets include those held in clients' brokerage accounts. We do not exercise management discretion over these assets and do not earn a management fee. These assets are not reported on our Consolidated Balance Sheets.

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

Fluctuations in our owned, managed and administered assets impact our revenues. Our owned, managed and administered assets are impacted by net flows of client assets, market movements and foreign exchange rates. Owned assets are also affected by changes in our capital structure. In 2008, RiverSource managed assets had $12.9 billion in net outflows compared to net outflows of $6.2 billion during 2007 and market depreciation of $28.8 billion in 2008 compared to market appreciation of $5.7 billion in 2007. These negative impacts to RiverSource managed assets were partially offset by a $12.8 billion increase in managed assets due to the acquisition of Seligman in the fourth quarter of 2008. Threadneedle managed assets had $15.8 billion in net outflows in 2008 compared to net outflows of $21.1 billion in 2007 and market depreciation of $19.8 billion in 2008 compared to market appreciation of $7.5 billion in 2007. The negative impact on Threadneedle managed assets due to changes in foreign currency exchange rates was $28.6 billion in 2008 compared to a positive impact of $2.0 billion in 2007. Our wrap accounts had net inflows of $3.7 billion in 2008 compared to net inflows of $11.7 billion in 2007 and market depreciation of $26.8 billion in 2008 and market appreciation of $5.8 billion in 2007. The net decline in wrap account assets was partially offset by a $2.1 billion increase due to the acquisition of H&R Block Financial Advisors, Inc. In 2008, RiverSource variable annuities had net inflows of $2.7 billion, but variable annuity contract accumulation values decreased $13.9 billion, net of market-driven declines in separate account asset values. These changes in variable annuities affected both RiverSource managed owned assets and owned assets. Our fixed annuities had total net outflows of $0.7 billion in 2008 compared to net outflows of $2.9 billion in the prior year, which impacted our RiverSource managed owned assets. Administered assets increased $4.5 billion compared to the prior year due to an increase of

$22.0 billion related to the acquisition of H&R Block Financial Advisors, Inc. in the fourth quarter of 2008, partially offset by market depreciation.

The following table presents detail regarding our owned, managed and administered assets:

	Years Ended December 31,
	2008	2007	Change
	(in billions, except percentages)
Owned Assets	$31.7	$39.6	(20)%
Managed Assets(1):
RiverSource	127.9	156.3	(18)
Threadneedle	74.2	134.4	(45)
Wrap account assets	72.8	93.9	(22)
Eliminations(2)	(10.0)	(15.4)	(35)

Total Managed Assets	264.9	369.2	(28)
Administered Assets	75.5	71.0	6

Total Owned, Managed and Administered Assets	$372.1	$479.8	(22)%

(1)
Includes managed external client assets and managed owned assets.

(2)
Includes eliminations for RiverSource mutual fund assets included in wrap account assets and RiverSource assets sub-advised by Threadneedle.

Consolidated Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table presents our consolidated results of operations for the years ended December 31, 2008 and 2007.

	Years Ended December 31,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$2,899	$3,238	$(339)	(10)%
Distribution fees	1,565	1,762	(197)	(11)
Net investment income	828	2,018	(1,190)	(59)
Premiums	1,091	1,063	28	3
Other revenues	766	724	42	6

Total revenues	7,149	8,805	(1,656)	(19)
Banking and deposit interest expense	179	249	(70)	(28)

Total net revenues	6,970	8,556	(1,586)	(19)

Expenses
Distribution expenses	1,948	2,057	(109)	(5)
Interest credited to fixed accounts	790	847	(57)	(7)
Benefits, claims, losses and settlement expenses	1,125	1,179	(54)	(5)
Amortization of deferred acquisition costs	933	551	382	69
Interest and debt expense	109	112	(3)	(3)
Separation costs	—	236	(236)	NM
General and administrative expense	2,436	2,558	(122)	(5)

Total expenses	7,341	7,540	(199)	(3)

Pretax income (loss)	(371)	1,016	(1,387)	NM
Income tax provision (benefit)	(333)	202	(535)	NM

Net income (loss)	$(38)	$814	$(852)	NM

NM Not Meaningful.

In the second quarter of 2008, we reclassified the changes in fair value of certain derivatives from net investment income to various expense lines where the changes in fair value of the related embedded derivatives reside. The changes in fair value of derivatives hedging variable annuity living benefits, equity indexed annuities and stock market certificates were reclassified to benefits, claims, losses and settlement expenses, interest credited to fixed accounts and banking and deposit interest expense, respectively. Prior period amounts were reclassified to conform to the current presentation.

Overall

Consolidated net loss for 2008 was $38 million, down $852 million from consolidated net income of $814 million for 2007. The loss in 2008 was primarily attributable to negative economic, credit and equity market trends that accelerated in the third and fourth quarters of 2008. The S&P 500 Index ended 2008 at 903 compared to 1,468 at the end of 2007, a drop of 565 points, or 38%. Credit spreads widened in the fourth quarter of 2008 as reflected in the 114 basis point increase in the Barclays U.S. Corporate Investment Grade Index and the 642 basis point increase in the Barclays High Yield Index. Short-term interest rates declined in the fourth quarter of 2008 as the Fed Funds rate was reduced to 0-25 basis points.

Pretax net realized investment losses on Available-for-Sale securities were $757 million for the year ended December 31, 2008, which primarily related to other-than-temporary impairments of various financial services securities, high yield corporate credits and residential mortgage backed securities, compared to pretax net realized investment gains on Available-for-Sale securities of $44 million for the year ended December 31, 2007. In response to the accelerated market deterioration in the fourth quarter of 2008, management increased the discount rate, expected loss and severity rates used to value non-agency residential mortgage backed securities and increased the expected default rates for high yield corporate credits, which resulted in $420 million in pretax net realized investment losses.

Consolidated net loss for 2008 included $192 million in integration and restructuring charges and support costs related to the RiverSource 2a-7 money market funds and unaffiliated money market funds. Included in consolidated net income for the year ended December 31, 2007 were $236 million of pretax non-recurring separation costs.

Results for the year ended December 31, 2008 also included an increase in DAC and DSIC amortization due to the market dislocation in 2008, as well as an increase in GMDB and GMIB benefits due to lower equity markets. These negative impacts were partially offset by a benefit resulting from our annual review of valuation assumptions for products of RiverSource Life companies in the third quarter of 2008 and our conversion to a new industry standard valuation system that provides enhanced modeling capabilities. The annual review of valuation assumptions resulted in a decrease in expenses resulting primarily from updating mortality and expense assumptions for certain life insurance products and from updating fund mix and contractholder behavior assumptions for variable annuities with guaranteed benefits. The valuation system conversion also resulted in an increase in revenue primarily from improved modeling of the expected value of existing reinsurance agreements and a decrease in expense from modeling annuity amortization periods at the individual policy level. Our annual review of valuation assumptions in the third quarter of 2007 resulted in a net $30 million increase in expense from updating product persistency assumptions, partially offset by decreases in expense from updating other assumptions.

The total pretax impacts on revenues and expenses for the year ended December 31, 2008 attributable to the annual review of valuation assumptions for products of RiverSource Life companies, the valuation system conversion and the impact of markets on DAC and DSIC amortization, variable annuity living benefit riders, net of hedges and GMDB and GMIB benefits were as follows:

Segment Pretax Benefit (Charge)	Premiums	Other Revenues	Distribution Expenses	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total
	(in millions)
Annuities	$—	$—	$1	$26	$(330)	$(303)
Protection	2	95	—	44	(145)	(4)

Total	$2	$95	$1	$70	$(475)	$(307)

The total pretax impacts on our revenues and expenses for the year ended December 31, 2007 attributable to the review of valuation assumptions for products of RiverSource Life companies and the impact of markets on DAC and DSIC amortization and variable annuity living benefit riders, net of hedges were as follows:

Segment Pretax Benefit (Charge)	Premiums	Other Revenues	Distribution Expenses	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total
	(in millions)
Annuities	$—	$—	$—	$(38)	$27	$(11)
Protection	—	(2)	—	(9)	(20)	(31)

Total	$—	$(2)	$—	$(47)	$7	$(42)

Net revenues

Our decrease in net revenues is primarily attributable to the decline in equity markets and related credit market events.

Management and financial advice fees decreased $339 million, or 10%, to $2.9 billion in 2008 compared to $3.2 billion in 2007. Total client assets as of December 31, 2008 were $241.4 billion compared to $293.9 billion as of December 31, 2007, a decrease of $52.5 billion, or 18%. Wrap account assets decreased $21.1 billion, or 22%, due to weak equity markets in 2008, partially offset by inflows and an increase in assets of $2.0 billion related to our acquisition of H&R Block Financial Advisors, Inc. in the fourth quarter of 2008. Market depreciation on wrap account assets was $26.8 billion during 2008 compared to market appreciation of $5.8 billion during 2007. Net inflows in wrap accounts decreased to $3.7 billion in 2008 from $11.7 billion in 2007. Total managed assets decreased $104.3 billion, or 28%, primarily due to market depreciation and net outflows in RiverSource and Threadneedle funds and a $28.6 billion decrease in Threadneedle managed assets in 2008 due to the impact of changes in foreign currency exchange rates, partially offset by an increase in assets of $12.8 billion related to our acquisition of Seligman.

Distribution fees decreased $197 million, or 11%, to $1.6 billion in 2008 compared to $1.8 billion in 2007 primarily due to the impact of market depreciation on asset based fees and decreased sales volume due to a shift in client behavior away from traditional investment activity.

Net investment income decreased $1.2 billion, or 59%, to $828 million in 2008 compared to $2.0 billion in 2007. Included in net investment income for 2008 were $757 million of net realized investment losses on Available-for-Sale securities, primarily consisting of other-than-temporary impairments, compared to net realized investment gains on Available-for-Sale securities of $44 million in 2007. Also contributing to the decrease in net investment income was a loss of $88 million on trading securities in 2008 compared to a gain of $3 million in 2007 and a $224 million decrease in investment income earned on fixed maturity securities primarily from declining average balances in fixed annuities and increased holdings of cash and cash equivalents. Investment income on fixed maturities was $1.6 billion in 2008 compared to $1.8 billion in 2007.

Premiums increased $28 million, or 3%, to $1.1 billion in 2008 primarily due to a 6% year-over-year increase in auto and home policy counts and a 9% increase in traditional life insurance in force. Traditional life insurance in force increased $6.6 billion to $77.4 billion in 2008 compared to $70.8 billion in 2007.

Other revenues increased $42 million, or 6%, to $766 million in 2008 compared to $724 million in 2007 primarily due to a $95 million benefit from updating valuation assumptions and converting to a new valuation system for products of RiverSource Life companies in the third quarter of 2008. Also, in the fourth quarter of 2008, we extinguished $43 million of our junior subordinated notes ("junior notes") and recognized a gain of $19 million. Other revenues in 2008 included $36 million from the sale of certain operating assets. Other revenues in 2007 included $25 million of additional proceeds related to the sale of our defined contribution recordkeeping business in 2006 and $68 million from unwinding a variable interest entity.

Banking and deposit interest expense decreased $70 million to $179 million in 2008 compared to $249 million in 2007 due to lower crediting rates accrued on certificates.

Expenses

Total expenses decreased $199 million, or 3%, to $7.3 billion in 2008 compared to $7.5 billion in 2007. Included in 2007 total expenses were $236 million of separation costs. Excluding separation costs from 2007, total expenses increased $37 million, or 1%, compared to the prior year period. A $382 million increase in amortization of DAC was partially offset by decreases in all other expense lines.

Distribution expenses decreased $109 million, or 5%, to $1.9 billion in 2008 compared to $2.1 billion in 2007 primarily due to the impact of lower cash sales on advisor compensation as reflected by a decrease in net revenues per advisor from $315,000 in 2007 to $267,000 in 2008 and a $104.3 billion decrease in total managed assets.

Interest credited to fixed accounts decreased $57 million, or 7%, to $790 million in 2008 compared to $847 million in 2007 primarily driven by declining fixed annuity balances. The balances had been decreasing steadily throughout 2008 until the fourth quarter when we experienced positive flows into fixed annuities.

Benefits, claims, losses and settlement expenses decreased $54 million, or 5%, to $1.1 billion in 2008 compared to $1.2 billion in 2007. Benefits, claims, losses and settlement expenses in 2008 included a $90 million benefit from updating valuation assumptions and converting to a new valuation system in the third quarter of 2008 and a $92 million benefit related to the market impact on variable annuity guaranteed living benefits, net of hedges. Partially offsetting these benefits was a $42 million expense related to the market's impact on DSIC, a $70 million expense related to the equity market's impact on variable annuity minimum death and income benefits and increases in life, long term care and auto and home insurance benefits. Benefits, claims, losses and settlement expenses in 2007 included $12 million of expense related to updating valuation assumptions, $39 million of expense related to the unfavorable market impact on variable annuity guaranteed living benefits, net of hedges and an immaterial market impact on DSIC.

Amortization of DAC increased $382 million, or 69%, to $933 million in 2008 compared to $551 million in 2007. Amortization of DAC in 2008 included a $292 million expense from the market's impact on DAC, an $82 million expense from updating valuation assumptions and conversion to a new valuation system in the third quarter of 2008 and a $101 million expense related to higher estimated gross profits to amortize as a result of the reserve decrease, net of hedges, for variable annuity guaranteed living benefits. The market impact on DAC included $220 million resulting from management's action in the fourth quarter of 2008 to lower future profit expectations based on continued depreciation in contract values and historical equity market return patterns. In the prior year, DAC amortization included expense of $16 million related to updating valuation assumptions and benefits of $6 million from the market's impact on DAC and $17 million related to the DAC effect of variable annuity guaranteed living benefits, net of hedges.

Separation costs in 2007 were primarily associated with separating and reestablishing our technology platforms. All separation costs were incurred as of December 31, 2007.

General and administrative expense decreased $122 million, or 5%, to $2.4 billion in 2008 compared to $2.6 billion in 2007 as a result of expense management initiatives and lower compensation-related expenses primarily from lower Threadneedle hedge fund performance fees. General and administrative expense in 2008 included a $77 million expense related to changes in fair value of Lehman Brothers securities that we purchased from various 2a-7 money market mutual funds managed by RiverSource Investments, a $36 million expense for the cost of guaranteeing specific client holdings in an unaffiliated money market mutual fund, a $19 million expense related to acquisition integration and $60 million in restructuring charges. General and administrative expense in 2007 included expenses related to professional and consultant fees representing increased spending on investment initiatives, increased hedge fund performance compensation and an increase in technology related costs.

Income Taxes

Our effective tax rate increased to 89.7% for the year ended December 31, 2008, compared to 19.9% for the year ended December 31, 2007, primarily due to a pretax loss in relation to a net tax benefit for the year ended December 31, 2008 compared to pretax income for the year ended December 31, 2007. Our effective tax rate for December 31, 2008 included $79 million in tax benefits related to changes in the status of current audits and closed audits, tax planning initiatives, and the finalization of prior year tax returns. Our effective tax rate for December 31, 2007 included a $16 million tax benefit related to the finalization of certain income tax audits and a $19 million tax benefit related to our plan to begin repatriating earnings of certain Threadneedle entities through dividends.

On September 25, 2007, the IRS issued Revenue Ruling 2007-61 in which it announced that it intends to issue regulations with respect to certain computational aspects of the Dividends Received Deduction ("DRD") related to separate account assets held in connection with variable contracts of life insurance companies. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time, but they may result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is likely that any such regulations would apply prospectively only.

 Results of Operations by Segment

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following tables present summary financial information by segment and reconciliation to consolidated totals derived from Note 26 to our Consolidated Financial Statements for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	Percent Share of Total	2007	Percent Share of Total
	(in millions, except percentages)
Total net revenues
Advice & Wealth Management	$3,121	45%	$3,813	45%
Asset Management	1,289	18	1,762	21
Annuities	1,618	23	2,206	26
Protection	1,997	29	1,985	23
Corporate & Other	(1)	—	24	—
Eliminations	(1,054)	(15)	(1,234)	(15)

Total net revenues	$6,970	100%	$8,556	100%

Total expenses
Advice & Wealth Management	$3,270	44%	$3,528	47%
Asset Management	1,212	17	1,455	19
Annuities	1,905	26	1,783	23
Protection	1,645	22	1,500	20
Corporate & Other	363	5	508	7
Eliminations	(1,054)	(14)	(1,234)	(16)

Total expenses	$7,341	100%	$7,540	100%

Pretax income (loss)
Advice & Wealth Management	$(149)	40%	$285	28%
Asset Management	77	(21)	307	30
Annuities	(287)	77	423	42
Protection	352	(94)	485	48
Corporate & Other	(364)	98	(484)	(48)

Pretax income (loss)	$(371)	100%	$1,016	100%

Advice & Wealth Management

Our Advice & Wealth Management segment provides financial planning and advice, as well as full service brokerage and banking services, primarily to retail clients, through our financial advisors. Our affiliated advisors utilize a diversified selection of both proprietary and non-proprietary products to help clients meet their financial needs.

The following table presents the results of operations of our Advice & Wealth Management segment for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$1,339	$1,350	$(11)	(1)%
Distribution fees	1,912	2,218	(306)	(14)
Net investment income	(32)	399	(431)	NM
Other revenues	80	76	4	5

Total revenues	3,299	4,043	(744)	(18)
Banking and deposit interest expense	178	230	(52)	(23)

Total net revenues	3,121	3,813	(692)	(18)

Expenses
Distribution expenses	2,114	2,349	(235)	(10)
General and administrative expense	1,156	1,179	(23)	(2)

Total expenses	3,270	3,528	(258)	(7)

Pretax income (loss)	$(149)	$285	$(434)	NM

NM Not Meaningful.

Our Advice & Wealth Management segment pretax loss was $149 million in 2008 compared to pretax income of $285 million in 2007.

Net revenues

Net revenues were $3.1 billion in 2008 compared to $3.8 billion in 2007, a decrease of $692 million, or 18%, primarily driven by decreases in net investment income from realized investment losses and lower distribution fees.

Management and financial advice fees decreased $11 million, or 1%, to $1.3 billion in 2008. The decrease was primarily due to a $21.1 billion decline in total wrap account assets as a result of the deterioration in the equity markets, as well as lower net inflows compared to the prior year period, partially offset by a $2.0 billion increase in wrap account assets related to our acquisition of H&R Block Financial Advisors, Inc. Net inflows in wrap accounts decreased to $3.7 billion in 2008 from net inflows of $11.7 billion in 2007.

Distribution fees decreased $306 million, or 14%, from $2.2 billion in 2007 to $1.9 billion in 2008 primarily due to market depreciation and decreased sales volume due to a shift in client behavior away from traditional investment activity.

Net investment income decreased $431 million from $399 million in 2007 to a loss of $32 million in 2008, primarily due to net realized investment losses of $333 million on Available-for-Sale securities in 2008, primarily from other-than-temporary impairments. Investment income from fixed maturity securities and other investments decreased $99 million primarily due to lower yields on our investment portfolio as we increased our liquidity position.

Banking and deposit interest expense decreased $52 million, or 23%, to $178 million in 2008 compared to $230 million in 2007. This decrease is due to lower crediting rates accrued on certificates.

Expenses

Total expenses decreased $258 million, or 7%, from $3.5 billion in 2007 to $3.3 billion in 2008 primarily due to a $235 million decrease in distribution expenses resulting from the impact of lower asset levels and cash sales on advisor compensation as reflected by a decrease in net revenues per advisor from $315,000 in 2007 to $267,000 in 2008. General and administrative expense decreased $23 million, or 2%, from the prior year period primarily due to our expense reduction initiatives in 2008, partially offset by acquisition integration costs.

Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients.

The following table presents the results of operations of our Asset Management segment for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$1,077	$1,362	$(285)	(21)%
Distribution fees	247	322	(75)	(23)
Net investment income	(13)	48	(61)	NM
Other revenues	(15)	50	(65)	NM

Total revenues	1,296	1,782	(486)	(27)
Banking and deposit interest expense	7	20	(13)	(65)

Total net revenues	1,289	1,762	(473)	(27)

Expenses
Distribution expenses	417	464	(47)	(10)
Amortization of deferred acquisition costs	24	33	(9)	(27)
General and administrative expense	771	958	(187)	(20)

Total expenses	1,212	1,455	(243)	(17)

Pretax income	$77	$307	$(230)	(75)%

NM Not Meaningful.

Our Asset Management segment pretax income was $77 million in 2008, down $230 million, or 75%, from $307 million in 2007.

Net revenues

Net revenues decreased $473 million, or 27%, in 2008 to $1.3 billion compared to net revenues of $1.8 billion in 2007.

Management and financial advice fees decreased $285 million, or 21%, to $1.1 billion compared to $1.4 billion in 2007 primarily due to a decrease in total managed assets excluding wrap account assets of $83.2 billion during 2008, negative market impacts and lower Threadneedle hedge fund performance fees. RiverSource managed assets were $127.9 billion in 2008 compared to $156.3 billion in 2007. The decrease in RiverSource managed assets of $28.4 billion was due to market depreciation of $28.8 billion and net outflows of $12.9 billion, partially offset by a $12.8 billion increase in managed assets due to the acquisition of Seligman in the fourth quarter of 2008. Threadneedle managed assets were $74.2 billion in 2008 compared to $134.4 billion in 2007. The decrease in Threadneedle managed assets of $60.2 billion was due to a decrease of $28.6 billion related to changes in foreign currency exchange rates, net outflows of $15.8 billion and market depreciation of $19.8 billion.

Distribution fees decreased $75 million, or 23%, to $247 million in 2008 compared to $322 million in 2007 primarily due to decreased mutual fund sales volume and lower 12b-1 fees driven by flows and negative market impacts.

Net investment income decreased $61 million from $48 million in 2007 to a net investment loss of $13 million in 2008 primarily due to losses related to changes in fair value of seed money investments driven by the declining market, as well as the deconsolidation of a collateralized debt obligation ("CDO") in the fourth quarter of 2007, which is offset in banking and deposit interest expense.

Other revenues decreased $65 million from $50 million in 2007 to a loss of $15 million in 2008 primarily due to decreases in revenue related to certain consolidated limited partnerships, which had a corresponding decrease in expense. Other revenues in 2008 included $36 million from the sale of certain operating assets. Other revenues in 2007 included $25 million of additional proceeds related to the sale of our defined contribution recordkeeping business in 2006, as well as an $8 million gain from the sale of certain Threadneedle limited partnerships.

Expenses

Total expenses decreased $243 million, or 17%, primarily due to a $187 million decrease in general and administrative expense. The primary drivers of this decline were a decrease in expenses related to certain consolidated limited partnerships, which corresponds with the decline in other revenues discussed above and a decline resulting from expense management initiatives and lower incentive compensation accruals. Distribution expenses decreased $47 million related to decreased mutual fund sales volume.

Annuities

Our Annuities segment provides variable and fixed annuity products of RiverSource Life companies to our retail clients primarily through our Advice & Wealth Management segment and to the retail clients of unaffiliated advisors through third-party distribution.

The following table presents the results of operations of our Annuities segment for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$478	$510	$(32)	(6)%
Distribution fees	275	267	8	3
Net investment income	652	1,196	(544)	(45)
Premiums	85	95	(10)	(11)
Other revenues	128	138	(10)	(7)

Total revenues	1,618	2,206	(588)	(27)
Banking and deposit interest expense	—	—	—	—

Total net revenues	1,618	2,206	(588)	(27)

Expenses
Distribution expenses	207	194	13	7
Interest credited to fixed accounts	646	706	(60)	(8)
Benefits, claims, losses and settlement expenses	269	329	(60)	(18)
Amortization of deferred acquisition costs	576	318	258	81
General and administrative expense	207	236	(29)	(12)

Total expenses	1,905	1,783	122	7

Pretax income (loss)	$(287)	$423	$(710)	NM

NM Not Meaningful.

Our Annuities segment pretax loss was $287 million in 2008, down $710 million from pretax income of $423 million in 2007.

Net revenues

Net revenues decreased $588 million to $1.6 billion in 2008, compared to $2.2 billion in 2007, primarily driven by a $544 million decrease in net investment income.

Management and financial advice fees decreased $32 million to $478 million driven by lower net flows and market declines. Variable annuities had net inflows of $2.7 billion in 2008 compared to net inflows of $4.9 billion in 2007.

Net investment income decreased $544 million, or 45%, to $652 million in 2008 compared to $1.2 billion in 2007 primarily due to net realized investment losses on Available-for-Sale securities of $350 million, which primarily consisted of other-than-temporary impairments, compared to net realized investment gains of $33 million in 2007. Also contributing to lower net investment income were lower yields on our investment portfolio as we increased our liquidity position. Investment income on fixed maturity securities decreased $159 million to $985 million compared to investment income of $1.1 billion in 2007.

Premiums declined $10 million to $85 million in 2008 primarily due to lower sales of immediate annuities with life contingencies. Other revenues decreased $10 million to $128 million in 2008 primarily due to a gain of $49 million in 2007 related to the deconsolidation of a CDO, partially offset by an increase in our guaranteed benefit rider fees on variable annuities driven by volume increases in 2008.

Expenses

Total expenses increased $122 million, or 7%, to $1.9 billion in 2008, primarily due to an increase in amortization of DAC partially offset by decreases in interest credited to fixed accounts, benefits, claims, losses and settlement expenses and general and administrative expense.

Distribution expenses increased $13 million to $207 million in 2008 primarily due to capitalizing less deferrals due to a product mix shift, and therefore expensing more costs.

Interest credited to fixed accounts decreased $60 million, or 8%, to $646 million in 2008 primarily driven by declining fixed annuity balances, which were $12.2 billion as of December 31, 2008 compared to $12.5 billion as of December 31, 2007. The balances had been decreasing steadily throughout 2008 until the fourth quarter when we experienced positive flows into fixed annuities.

Benefits, claims, losses and settlement expenses decreased $60 million, or 18%, to $269 million in 2008 compared to $329 million in 2007. Benefits, claims, losses and settlement expenses in 2008 included a $46 million benefit from updating valuation assumptions and converting to a new valuation system in the third quarter of 2008 and a benefit of $92 million related to the unfavorable market impact on variable annuity living benefits, net of hedges, partially offset by an expense of $42 million related to the market's impact on DSIC and a $70 million expense related to the equity market's impact on variable annuity minimum death and income benefits. Expenses related to changes in fair value of the variable annuity guaranteed living benefit riders, net of hedges were comprised of a $1.6 billion increase in hedge assets partially offset by a $1.5 billion increase in reserves. Prior year benefits, claims, losses and settlement expenses included $36 million related to the unfavorable market impact on variable annuity guaranteed living benefits, net of hedges and $2 million from updating valuation assumptions and an immaterial market impact on DSIC.

Amortization of DAC increased $258 million, or 81%, to $576 million in 2008 primarily due to the market and the effect on DAC amortization from hedged variable annuity products. In response to the accelerated market deterioration in the fourth quarter of 2008, management took action in the fourth quarter of 2008 to lower future variable annuity profit expectations based on continued depreciation in contract values and historical equity market return patterns.

General and administrative expense decreased $29 million, or 12%, to $207 million in 2008 compared to $236 million in 2007 primarily due to expense control initiatives.

Protection

Our Protection segment offers a variety of protection products to address the identified protection and risk management needs of our retail clients including life, disability income and property-casualty insurance.

The following table presents the results of operations of our Protection segment for the years ended December 31, 2008 and 2007.

	Years Ended December 31,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$56	$68	$(12)	(18)%
Distribution fees	106	102	4	4
Net investment income	252	361	(109)	(30)
Premiums	1,037	1,002	35	3
Other revenues	547	453	94	21

Total revenues	1,998	1,986	12	1
Banking and deposit interest expense	1	1	—	—

Total net revenues	1,997	1,985	12	1

Expenses
Distribution expenses	61	62	(1)	(2)
Interest credited to fixed accounts	144	141	3	2
Benefits, claims, losses and settlement expenses	856	850	6	1
Amortization of deferred acquisition costs	333	200	133	67
General and administrative expense	251	247	4	2

Total expenses	1,645	1,500	145	10

Pretax income	$352	$485	$(133)	(27)%

Our Protection segment pretax income was $352 million for 2008, down $133 million, or 27%, from $485 million in 2007.

Net revenues

Net revenues increased $12 million, or 1%, from the prior year period.

Management and financial advice fees decreased $12 million, or 18%, to $56 million primarily driven by lower equity markets.

Net investment income decreased $109 million, or 30%, to $252 million in 2008 compared to $361 million in 2007 primarily due to net realized investment losses on Available-for-Sale securities of $92 million in 2008, primarily due to other-than-temporary impairments, compared to net realized investment gains of $7 million in 2007. Also contributing to lower net investment income were lower yields on our investment portfolio as we increased our liquidity position. Investment income on fixed maturity securities decreased $18 million to $307 million compared to investment income of $325 million in 2007.

Premiums increased $35 million, or 3%, from the prior year period, primarily due to a 6% increase in Auto and Home policy counts and an increase of 9% in traditional life insurance in force. Traditional life insurance in force was $77.4 billion as of year-end 2008, compared to $70.8 billion as of year-end 2007.

Other revenues increased $94 million, or 21%, to $547 million in 2008 primarily due to a $95 million benefit from updating valuation assumptions and converting to a new valuation system in the third quarter of 2008.

Expenses

Total expenses increased $145 million, or 10%, to $1.6 billion for 2008 compared to $1.5 billion for 2007, primarily due to a $133 million increase in amortization of DAC. DAC amortization in 2008 included a $90 million expense from updating valuation assumptions and converting to a new valuation system in the third quarter of 2008, as well as the market's unfavorable impact on DAC. In response to the accelerated market deterioration in the fourth quarter of 2008, management took action to lower future variable universal life profit expectations based on continued depreciation in contract values and historical equity market return patterns. DAC amortization in 2007 included a $20 million expense from updating valuation assumptions and an immaterial market impact.

Corporate & Other

The following table presents the results of operations of our Corporate & Other segment for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$—	$1	$(1)	NM
Net investment income	(25)	22	(47)	NM
Other revenues	26	7	19	NM

Total revenues	1	30	(29)	(97	) %
Banking and deposit interest expense	2	6	(4)	(67)

Total net revenues	(1)	24	(25)	NM

Expenses
Distribution expenses	1	1	—	—
Interest and debt expense	109	112	(3)	(3)
Separation costs	—	236	(236)	NM
General and administrative expense	253	159	94	59

Total expenses	363	508	(145)	(29)

Pretax loss	$(364)	$(484)	$120	25%

NM Not Meaningful.

Our Corporate & Other segment pretax loss in 2008 was $364 million, an improvement of $120 million compared to a pretax loss of $484 million in 2007. The improvement was primarily due to a decrease in separation costs of $236 million, as the separation from American Express was completed in 2007. Other revenues increased $19 million primarily due to recognizing a gain from extinguishing $43 million of our junior notes in the fourth quarter of 2008. These positive impacts were offset by a $47 million decrease in net investment income and a $94 million increase in general and administrative expense. The decrease in net investment income was primarily due to lower investment income on fixed maturities and lower income on seed money investments and other investments. The increase in general and administrative expense was driven by a $77 million expense related to changes in fair value of Lehman Brothers securities that we purchased from various 2a-7 money market mutual funds managed by RiverSource Investments, expense of $36 million for the cost of guaranteeing specific client holdings in an unaffiliated money market mutual fund and $60 million in restructuring charges. Partially offsetting these increases in general and administrative expense were decreases related to our expense reduction initiatives and lower incentive compensation accruals.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table presents our consolidated results of operations for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$3,238	$2,700	$538	20%
Distribution fees	1,762	1,569	193	12
Net investment income	2,018	2,225	(207)	(9)
Premiums	1,063	1,070	(7)	(1)
Other revenues	724	707	17	2

Total revenues	8,805	8,271	534	6
Banking and deposit interest expense	249	245	4	2

Total net revenues	8,556	8,026	530	7

Expenses
Distribution expenses	2,057	1,728	329	19
Interest credited to fixed accounts	847	955	(108)	(11)
Benefits, claims, losses and settlement expenses	1,179	1,132	47	4
Amortization of deferred acquisition costs	551	472	79	17
Interest and debt expense	112	101	11	11
Separation costs	236	361	(125)	(35)
General and administrative expense	2,558	2,480	78	3

Total expenses	7,540	7,229	311	4

Pretax income	1,016	797	219	27
Income tax provision	202	166	36	22

Net income	$814	$631	$183	29%

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

Overall

Consolidated net income for 2007 was $814 million, up $183 million from $631 million for 2006. This income growth reflected strong growth in fee-based businesses driven by net inflows in wrap accounts and variable annuities, market appreciation and continued advisor productivity gains. Also contributing to our income growth was a decline of $125 million in our non-recurring separation costs. These positives were partially offset by higher distribution expenses which reflect the higher levels of assets under management and overall business growth.

Income in both 2007 and 2006 was impacted by non-recurring separation costs of $236 million and $361 million, respectively ($154 million and $235 million, respectively, after-tax). The impact of our annual third quarter detailed review of DAC and the related valuation assumptions ("DAC unlocking") was a net pretax expense of $30 million ($20 million after-tax) in 2007, compared to a net benefit of $25 million ($16 million after-tax) in 2006.

Net revenues

Our revenue growth in management and financial advice fees was primarily driven by the growth in our fee-based businesses. Management and financial advice fees increased in 2007 to $3.2 billion, up $538 million, or 20%, from $2.7 billion in 2006. Wrap account assets grew 23% and variable annuity account assets increased 16% over the prior year driven by strong net inflows and market appreciation. Overall, managed assets increased 2% over the prior year period.

Distribution fees for 2007 were $1.8 billion, up $193 million, or 12%, from 2006 driven by strong advisor cash sales, up 3% from 2006, higher asset balances, an increase in the sale of direct investments, as clients had more products available to choose from and strong net inflows into wrap accounts. Distribution fees were also positively impacted by market appreciation.

Net investment income for 2007 decreased $207 million from 2006, primarily driven by decreased volume in annuity fixed accounts and certificates, partially offset by net investment income related to Ameriprise Bank, FSB ("Ameriprise Bank") and a $22 million decrease in the allowance for loan losses on commercial mortgage loans. Included in net investment income are net realized investment gains on Available-for-Sale securities of $44 million and $51 million for 2007 and 2006, respectively. Net realized investment gains in 2006 included a gain of $23 million related to recoveries on WorldCom securities.

Premiums in 2007 decreased $7 million, or 1%, to $1.1 billion. This decrease was attributable to a decline in premiums related to immediate annuities with life contingencies, partially offset by increases in auto and home insurance premiums resulting from increased policy counts.

Other revenues in 2007 increased $17 million, or 2%, to $724 million. This increase was due to the deconsolidation of a variable interest entity, resulting in $68 million in other revenues, and higher fees from variable annuity rider charges and cost of insurance charges for variable universal life ("VUL") and UL products. These increases were partially offset by decreases in other revenues related to certain consolidated limited partnerships and proceeds of $25 million in 2007, compared to $66 million in 2006, received from the sale of our defined contribution recordkeeping business.

Banking and deposit interest expense in 2007 increased $4 million, or 2%. This increase was primarily due to the full year impact of Ameriprise Bank and higher rates of interest paid on certificates, partially offset by a decrease in certificate sales and balances.

Expenses

Total expenses reflect an increase in distribution expenses, benefits, claims, losses and settlement expenses, the amortization of DAC, the impact of DAC unlocking and general and administrative expense. These increases were partially offset by decreases in separation costs and interest credited to fixed accounts.

In 2007, we recorded net expense from DAC unlocking of $30 million, primarily comprised of $16 million in DAC amortization expense and a $14 million increase in benefits, claims, losses and settlement expenses. In 2006, we recorded a net benefit from DAC unlocking of $25 million, primarily comprised of a $38 million benefit in DAC amortization expense, a $12 million increase in benefits, claims, losses and settlement expenses and a $1 million decrease in contract and policy charges and other fees. The DAC unlocking net expense of $30 million in 2007 consisted of a $35 million increase in expense from updating product persistency assumptions, a $13 million decrease in expense from updating assumptions related to separate account fee levels and net variable annuity rider charges and an $8 million increase in expense from updating all other assumptions. The DAC unlocking net benefit in 2006 primarily reflected a $25 million benefit from modeling increased product persistency and a $15 million benefit from modeling improvements in mortality, offset by negative impacts of $8 million from modeling lower variable product fund fee revenue and $8 million from model changes related to variable life second to die insurance.

Distribution expenses increased $329 million, or 19%. The increase primarily reflected higher commissions paid driven by overall business growth and increases in advisor productivity, as reflected by 18% growth in net revenue per advisor and higher assets under management.

Interest credited to fixed accounts reflected a decrease related to annuities of $108 million primarily attributable to the continued decline in balances in fixed annuities and the fixed portion of variable annuities.

Benefits, claims, losses and settlement expenses increased $47 million, or 4%. The cost of providing for guaranteed benefits associated with our variable annuity living benefits increased by $99 million, primarily due to changes in financial market factors. The increase in variable annuity living benefit costs was partially offset by a $6 million related change in DSIC, $23 million in lower VUL/UL claims and a $41 million decrease in benefit provisions for life contingent immediate annuities. The impact of DAC unlocking was an increase of $14 million in benefits, claims, losses and settlement expenses in 2007, compared to $12 million in 2006.

The increase in DAC amortization in 2007 reflected the impact of DAC unlocking related to amortization in each year. DAC unlocking resulted in an increase of $16 million in DAC amortization expense in 2007 compared to a decrease of $38 million in 2006. In addition, underlying increases to DAC amortization in 2007 were due to growth in business volumes and the recurring impact of adopting SOP 05-1, partially offset by a decrease in the amortization of DAC driven by the mark-to-market impact of variable annuity guaranteed living benefit riders.

The increase in interest and debt expense in 2007 was due to the issuance of $500 million of our junior notes in May 2006.

Separation costs incurred in 2007 were primarily associated with separating and reestablishing our technology platforms. In 2006, these costs were primarily associated with separating and reestablishing our technology platforms and establishing the Ameriprise Financial brand. All separation costs have been incurred as of December 31, 2007.

General and administrative expense in 2007 relative to 2006 increased 3%, or $78 million, to $2.6 billion as a result of increased expense related to professional and consultant fees representing increased spending on investment initiatives, expenses related to Ameriprise Bank, increased hedge fund performance compensation and an increase in technology related costs, partially offset by a decrease in expense in 2007 related to our defined contribution recordkeeping business which we sold in the second quarter of 2006.

Income Taxes

Our effective tax rate decreased to 19.9% in 2007 from 20.8% in 2006 primarily due to the impact of a $16 million tax benefit related to the finalization of certain income tax audits and a $19 million tax benefit relating to our plan to begin repatriating earnings of certain Threadneedle entities through dividends partially offset by lower levels of tax advantaged items relative to the level of pretax income.

Results of Operations by Segment

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following tables present summary financial information by segment and reconciliation to consolidated totals derived from Note 26 to our Consolidated Financial Statements for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	Percent Share of Total	2006	Percent Share of Total
	(in millions, except percentages)
Total net revenues
Advice & Wealth Management	$3,813	45%	$3,335	42%
Asset Management	1,762	21	1,751	22
Annuities	2,206	26	2,202	27
Protection	1,985	23	1,891	24
Corporate & Other	24	—	28	—
Eliminations	(1,234)	(15)	(1,181)	(15)

Total net revenues	$8,556	100%	$8,026	100%

Total expenses
Advice & Wealth Management	$3,528	47%	$3,139	43%
Asset Management	1,455	19	1,498	21
Annuities	1,783	24	1,738	24
Protection	1,500	20	1,457	20
Corporate & Other	508	7	578	8
Eliminations	(1,234)	(17)	(1,181)	(16)

Total expenses	$7,540	100%	$7,229	100%

Pretax income (loss)
Advice & Wealth Management	$285	28%	$196	25%
Asset Management	307	30	253	32
Annuities	423	42	464	58
Protection	485	48	434	54
Corporate & Other	(484)	(48)	(550)	(69)

Pretax income	$1,016	100%	$797	100%

Advice & Wealth Management

Our Advice & Wealth Management segment provides financial planning and advice, as well as full service brokerage and banking services, primarily to retail clients, through our financial advisors. Our affiliated advisors utilize a diversified selection of both proprietary and non-proprietary products to help clients meet their financial needs.

The following table presents the results of operations of our Advice & Wealth Management segment for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$1,350	$1,080	$270	25%
Distribution fees	2,218	2,034	184	9
Net investment income	399	377	22	6
Other revenues	76	62	14	23

Total revenues	4,043	3,553	490	14
Banking and deposit interest expense	230	218	12	6

Total net revenues	3,813	3,335	478	14

Expenses
Distribution expenses	2,349	2,068	281	14
General and administrative expense	1,179	1,071	108	10

Total expenses	3,528	3,139	389	12

Pretax income	$285	$196	$89	45%

Our Advice & Wealth Management segment reported pretax income of $285 million in 2007, up from $196 million in 2006.

Net revenues

Net revenues were $3.8 billion, an increase of $478 million, or 14%. Management and financial advice fees increased $270 million, or 25%, in 2007 as compared to 2006. The increase was led by net increases in wrap account assets of 23% from December 31, 2006 to December 31, 2007 and an increase in planning fees due to accelerated financial plan delivery standards. The growth in distribution fees of $184 million, or 9% from 2006, reflected an increase in cash sales and market appreciation. Net investment income increased $22 million, or 6%, in 2007 compared to 2006 primarily due to an increase attributable to a full year of activity from Ameriprise Bank partially offset by lower average account balances in certificate products. Banking and deposit interest expense increased $12 million primarily due to a full year of activity of Ameriprise Bank and higher rates of interest paid on certificates partially offset by decreases in certificate sales and balances.

Expenses

Total expenses increased $389 million, or 12%. The increase in distribution expenses reflects higher commissions paid driven by increased sales volumes and higher assets under management. General and administrative expense increased due to higher staffing and vendor costs related to a full year of activity of Ameriprise Bank and increases in professional, consulting and technology fees, partially offset by a decline in legal and regulatory costs.

Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients.

The following table presents the results of operations of our Asset Management segment for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$1,362	$1,221	$141	12%
Distribution fees	322	336	(14)	(4)
Net investment income	48	63	(15)	(24)
Other revenues	50	157	(107)	(68)

Total revenues	1,782	1,777	5	—
Banking and deposit interest expense	20	26	(6)	(23)

Total net revenues	1,762	1,751	11	1

Expenses
Distribution expenses	464	415	49	12
Amortization of deferred acquisition costs	33	52	(19)	(37)
General and administrative expense	958	1,031	(73)	(7)

Total expenses	1,455	1,498	(43)	(3)

Pretax income	$307	$253	$54	21%

Our Asset Management segment pretax income was $307 million in 2007, up $54 million, or 21%, from $253 million in 2006.

Net revenues

Net revenues increased $11 million, or 1%, in 2007 compared to 2006. Management and financial advice fees increased $141 million, or 12%, driven by market appreciation and positive flows in retail funds, the impact of market appreciation on Threadneedle assets, as well as an increase in Threadneedle hedge fund performance fees. Management and financial advice fees in 2006 included $27 million related to revenues from our defined contribution recordkeeping business that we sold in the second quarter of 2006. The expenses from the sale of our defined contribution recordkeeping business are primarily reflected in general and administrative expense in 2006. Distribution fees decreased slightly due to the continued trend of client movement into wrap accounts which have lower up-front fees. Net investment income declined due to a decrease in interest income and a decline in the value of seed money investments. Other revenues declined due to a decrease in revenue related to certain consolidated limited partnerships and a decrease of $41 million for proceeds received from the sale of our defined contribution recordkeeping business in 2006.

Expenses

Total expenses decreased $43 million, or 3%. The increase in distribution expenses reflects higher distribution fees and marketing support costs driven by higher assets under management in RiverSource Funds. The decline in the amortization of DAC was driven by decreased B share sales resulting in fewer deferred commissions to be amortized. General and administrative expense, which primarily reflected allocated corporate and support function costs, increased as a result of Threadneedle hedge fund performance fee expense, professional fees and an increase in technology costs. These increases were more than offset by a decline in expense related to certain consolidated limited partnerships as well as a decrease in expense in 2007 related to our defined contribution recordkeeping business, which we sold in the second quarter of 2006.

Annuities

Our Annuities segment provides variable and fixed annuity products of RiverSource Life companies to our retail clients primarily through our Advice & Wealth Management segment and to the retail clients of unaffiliated advisors through third-party distribution.

The following table presents the results of operations of our Annuities segment for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$510	$392	$118	30%
Distribution fees	267	213	54	25
Net investment income	1,196	1,409	(213)	(15)
Premiums	95	138	(43)	(31)
Other revenues	138	50	88	NM

Total revenues	2,206	2,202	4	—
Banking and deposit interest expense	—	—	—	—

Total net revenues	2,206	2,202	4	—

Expenses
Distribution expenses	194	158	36	23
Interest credited to fixed accounts	706	810	(104)	(13)
Benefits, claims, losses and settlement expenses	329	280	49	18
Amortization of deferred acquisition costs	318	287	31	11
General and administrative expense	236	203	33	16

Total expenses	1,783	1,738	45	3

Pretax income	$423	$464	$(41)	(9)%

NM Not Meaningful.

Our Annuities segment pretax income was $423 million for 2007, down $41 million, or 9%, from $464 million for 2006.

Net revenues

Net revenues were $2.2 billion, an increase of $4 million in 2007 compared to 2006. Management and financial advice fees related to variable annuities increased in 2007, driven by positive flows and market appreciation. The increase in distribution fees was due primarily to an increase in marketing support payments driven by flows and market appreciation. These increases were partially offset by a decline in net investment income which was primarily attributable to declining average fixed account balances. The decline in premiums was attributable to lower volumes related to immediate annuities with life contingencies. The increase in other revenues was due to the deconsolidation of a variable interest entity, resulting in a gain of $49 million. Also contributing to the increase in other revenues was an increase in our guaranteed benefit rider fees on variable annuities, driven by volume increases.

Expenses

Total expenses increased $45 million, or 3%. The increase in distribution expenses reflected increased sales. The increase in amortization of DAC was due to growth in business volumes and the recurring impact of SOP 05-1, partially offset by a decrease in amortization driven by the mark-to-market impact of variable annuity guaranteed living benefit riders and the impact of DAC unlocking in 2007. General and administrative expense increased due to higher technology and overhead costs. The increases in expense were partially offset by a decrease in interest credited to fixed accounts, driven by declining accumulation values as well as decreases in life contingent immediate annuity benefit provisions.

Protection

Our Protection segment offers a variety of protection products to address the identified protection and risk management needs of our retail clients including life, disability income and property-casualty insurance.

The following table presents the results of operations of our Protection segment for the years ended December 31, 2007 and 2006.

	Years Ended December 31,
	2007	2006	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$68	$56	$12	21%
Distribution fees	102	96	6	6
Net investment income	361	355	6	2
Premiums	1,002	954	48	5
Other revenues	453	431	22	5

Total revenues	1,986	1,892	94	5
Banking and deposit interest expense	1	1	—	—

Total net revenues	1,985	1,891	94	5

Expenses
Distribution expenses	62	94	(32)	(34)
Interest credited to fixed accounts	141	145	(4)	(3)
Benefits, claims, losses and settlement expenses	850	852	(2)	—
Amortization of deferred acquisition costs	200	133	67	50
General and administrative expense	247	233	14	6

Total expenses	1,500	1,457	43	3

Pretax income	$485	$434	$51	12%

Our Protection segment pretax income was $485 million for 2007, up $51 million, or 12%, from $434 million in 2006.

Net revenues

Net revenues were $2.0 billion, an increase of $94 million, or 5%, from $1.9 billion in 2006. This increase was the result of an increase in auto and home premiums, driven by higher policy counts, an increase in management and financial advice fees, driven by an increase in fees from our VUL/UL products, and an increase in other revenues which was due primarily to the deconsolidation of a variable interest entity, resulting in a gain of $19 million.

Expenses

Total expenses were $1.5 billion, an increase of $43 million, or 3%, from 2006. The increase was due to an increase in the amortization of DAC, which was largely the result of DAC unlocking. DAC unlocking resulted in an increase of $20 million in amortization expense in 2007, compared to a decrease of $52 million in 2006. Additionally, in 2006, $28 million of additional DAC amortization was recognized as a result of a DAC adjustment related to auto and home insurance products. Also contributing to the increase in expense was an increase in general and administrative expense, which was due to increased technology and overhead costs. These increases were partially offset by a decrease in distribution expenses, which was due primarily to an increase in capitalized expense.

Corporate & Other

The following table presents the results of operations of our Corporate & Other segment for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$1	$—	$1	NM
Net investment income	22	29	(7)	(24)%
Other revenues	7	6	1	17

Total revenues	30	35	(5)	(14)
Banking and deposit interest expense	6	7	(1)	(14)

Total net revenues	24	28	(4)	(14)

Expenses
Distribution expenses	1	—	1	NM
Interest and debt expense	112	101	11	11
Separation costs	236	361	(125)	(35)
General and administrative expense	159	116	43	37

Total expenses	508	578	(70)	(12)

Pretax loss	$(484)	$(550)	$66	12%

NM Not Meaningful.

Our Corporate & Other pretax segment loss in 2007 was $484 million, an improvement of $66 million compared to a pretax segment loss of $550 million in 2006. The improvement was primarily due to a decrease in separation costs of $125 million, as the separation from American Express was completed in 2007. This improvement was offset partially by an increase in general and administrative expense which was the result of increased technology and overhead costs.

Fair Value Measurements

We report certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives, properties held by our consolidated property funds, and most investments and cash equivalents. Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157") defines fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions. We include actual market prices, or observable inputs, in our fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. We validate prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. SFAS 157 does not require the use of market prices that are the result of a forced liquidation or distressed sale.

Inactive Markets

Through our own experience transacting in the marketplace and through discussions with our pricing vendors, we believe that the market for non-agency residential mortgage backed securities is inactive. Indicators of inactive markets include: pricing services' reliance on brokers or discounted cash flow analyses to provide prices, an increase in the disparity between prices provided by different pricing services for the same security, unreasonably large bid-offer spreads and a significant decrease in the volume of trades relative to historical levels. In certain cases, this market inactivity has resulted in our applying valuation techniques that rely more on an income approach (discounted cash flows using market rates) than on a market approach (prices from pricing services). We consider market observable yields for other asset classes we consider to be of similar risk which includes nonperformance and liquidity for individual securities to set the discount rate for applying the income approach to certain non-agency residential mortgage backed securities. The discount rates used for these securities at December 31, 2008 ranged from 13% to 22%.

At the beginning of the fourth quarter of 2008, $539 million of prime non-agency residential mortgage backed securities were transferred from Level 2 to Level 3 of the fair value hierarchy because management believes the market for these prime quality assets is now inactive. The loss recognized on these assets during the fourth quarter of 2008 was $72 million, of which $16 million was included in net investment income and $56 million was included in other comprehensive loss.

Residential Mortgage Backed Securities Backed by Sub-prime, Alt-A or Prime Collateral

Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but may not conform to government-sponsored standards. Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles. We have exposure to these types of loans predominantly through mortgage backed and asset backed securities. The slow down in the U.S. housing market, combined with relaxed underwriting standards by some originators, has recently led to higher delinquency and loss rates for some of these investments. Recent market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities. As a part of our risk management process, an internal rating system is used in conjunction with market data as the basis of analysis to assess the likelihood that we will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, we perform our own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds, loss severity, and geographic concentrations to determine if an other-than-temporary impairment should be recognized. Based on this analysis, other than non-agency mortgage backed securities that had credit-related impairments recorded in 2008, all contractual payments are expected to be received.

The following table presents, as of December 31, 2008, our residential mortgage backed and asset backed securities backed by sub-prime, Alt-A or prime mortgage loans by credit rating and vintage year (in millions):

	AAA		AA		A		BBB		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Sub-prime
2003 & prior	$2	$1	$—	$—	$—	$—	$—	$—	$—	$—	$2	$1
2004	17	14	7	3	—	—	11	6	—	—	35	23
2005	86	74	13	8	—	—	7	3	—	—	106	85
2006	78	69	28	18	—	—	—	—	14	14	120	101
2007	—	—	—	—	—	—	—	—	2	2	2	2
2008	10	8	—	—	—	—	—	—	—	—	10	8

Total Sub-prime	$193	$166	$48	$29	$—	$—	$18	$9	$16	$16	$275	$220

Alt-A
2003 & prior	$8	$7	$—	$—	$—	$—	$—	$—	$—	$—	$8	$7
2004	96	74	15	11	—	—	—	—	—	—	111	85
2005	338	217	24	20	15	12	13	13	2	2	392	264
2006	111	104	29	29	26	26	35	34	8	8	209	201
2007	158	84	4	4	5	5	41	34	10	10	218	137
2008	—	—	—	—	—	—	—	—	—	—	—	—

Total Alt-A	$711	$486	$72	$64	$46	$43	$89	$81	$20	$20	$938	$694

Prime
2003 & prior	$123	$101	$—	$—	$—	$—	$—	$—	$—	$—	$123	$101
2004	160	131	37	21	—	—	2	2	—	—	199	154
2005	262	178	52	28	14	6	—	—	—	—	328	212
2006	5	4	6	2	—	—	—	—	—	—	11	6
2007	—	—	—	—	17	11	—	—	—	—	17	11
2008	19	31	—	—	—	—	—	—	—	—	19	31

Total Prime	$569	$445	$95	$51	$31	$17	$2	$2	$—	$—	$697	$515

Grand Total	$1,473	$1,097	$215	$144	$77	$60	$109	$92	$36	$36	$1,910	$1,429

Fair Value of Liabilities and Nonperformance Risk

SFAS 157 also requires companies to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2008. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $235 million, net of DAC and DSIC amortization and income taxes, based on December 31, 2008 credit spreads.

The nonperformance risk for our derivatives is managed and mitigated primarily through the use of master netting arrangements and collateral arrangements. As of December 31, 2008, any deterioration in our derivative counterparties' credit would not materially impact our financial statements.

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during 2008. At December 31, 2008, we had $6.2 billion in cash and cash equivalents compared to $3.8 billion at December 31, 2007. Approximately $1.6 billion of the increase in cash and cash equivalents was from increases in collateral received from derivative counterparties as our living benefits hedge portfolio gained in value. Excluding the collateral balances, cash and cash equivalents were $4.4 billion and $3.6 billion at December 31, 2008 and 2007, respectively. We have additional liquidity available through an unsecured revolving credit facility for $750 million that expires in September 2010. Under the terms of the underlying credit agreement, we can increase this facility to $1.0 billion. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this credit facility and had $2 million of outstanding letters of credit at December 31, 2008. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

The following table summarizes the ratings for Ameriprise Financial, Inc. ("Ameriprise Financial") and certain of its subsidiaries as of the date of this filing:

	A.M. Best Company	Standard & Poor's Rating Services	Moody's Investors Service	Fitch Ratings Ltd.
Claims Paying Ratings
RiverSource Life	A+	AA-	Aa3	AA-
IDS Property Casualty Insurance Company	A	N/R	N/R	N/R
Credit Ratings
Ameriprise Financial, Inc.	a-	A	A3	A-

On January 29, 2009, Standard & Poor's Ratings Services ("S&P") and Moody's Investors Service ("Moody's") affirmed the ratings of Ameriprise Financial, Inc. and RiverSource Life citing excellent capitalization and solid financial flexibility. At the same time, both S&P and Moody's revised their outlook on Ameriprise Financial, Inc. and RiverSource Life from stable to negative citing diminished earnings power resulting from the challenging equity and credit markets.

On July 10, 2008, S&P raised its counterparty credit rating on Ameriprise Financial, Inc. to 'A' from 'A-' and indicated its ratings outlook on our company as stable, citing our strong balance sheet and strong cash coverage of our stable life insurance and asset management operations, supported by an innovative financial advisory distribution channel. These positive factors are somewhat offset by sensitivity to equity-market and debt-market volatility and competitive pressure in our key segments. At the same time, S&P affirmed its 'AA-' counterparty credit and financial strength ratings on our life insurance subsidiaries, RiverSource Life and RiverSource Life of NY.

Our capital transactions in 2008 and 2007 primarily related to the repurchase of our common stock, dividends paid to our shareholders and the repurchase of debt.

Dividends from Subsidiaries

Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company ("ACC"), our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, Inc. ("AFSI"), our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. ("AEIS"), our auto and home insurance subsidiary, IDS Property Casualty Insurance Company ("IDS Property Casualty"), doing business as Ameriprise Auto & Home Insurance, Threadneedle, RiverSource Service Corporation and our investment advisory company, RiverSource Investments. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	December 31,
	Actual Capital		Regulatory Capital Requirements
	2008	2007	2008	2007
	(in millions)
RiverSource Life(1)(2)	$2,722	$3,017	$551	$442
RiverSource Life of NY(1)(2)	229	288	58	34
IDS Property Casualty(1)(3)	436	424	124	117
Ameriprise Insurance Company(1)(3)	47	49	2	2
ACC(4)(5)	243	210	264	201
Threadneedle(6)	227	232	140	149
Ameriprise Bank, FSB(7)	113	161	123	127
AFSI(3)(4)	132	102	#	#
Ameriprise Captive Insurance Company	20	16	9	7
Ameriprise Trust Company(3)	35	60	28	36
AEIS(3)(4)	74	56	4	5
Securities America, Inc.(3)(4)	17	13	#	#
RiverSource Distributors, Inc.(3)(4)	41	30	#	#
RiverSource Fund Distributors, Inc.(3)(4)	7	—	1	—
RiverSource Services, Inc.(3)(4)	1	—	#	—
Ameriprise Advisor Services, Inc.(3)(4)	22	—	5	—
#
Amounts are less than $1 million.

(1)
Actual capital is determined on a statutory basis.

(2)
Regulatory capital requirement is based on the statutory risk-based capital filing.

(3)
Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of December 31, 2008 and 2007.

(4)
Actual capital is determined on an adjusted GAAP basis.

(5)
ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements. As of December 31, 2008, ACC's capital dropped to 4.61% and 4.97% per the Minnesota Department of Commerce and SEC capital requirements, respectively. Ameriprise Financial promptly provided additional capital to ACC in January 2009 to bring capital back above the 5% requirement. Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements, up to a maximum commitment of $115 million.

(6)
Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The actual capital and the regulatory capital requirement for December 31, 2008 represent management's preliminary internal assessment of the risk based requirement specified by FSA regulations. The actual capital and regulatory capital requirement for December 31, 2007 represent expense based FSA requirements in force at that time.

(7)
Ameriprise Bank is required to hold capital in compliance with the Federal Deposit Insurance Corporation (FDIC) policy regarding de novo depository institutions, which requires a Tier 1 (core) capital ratio of not less than 8% during its first three years of operations. As of December 31, 2008, Ameriprise Bank's Tier 1 core capital dropped to 7.36%. Ameriprise Financial promptly provided additional capital to Ameriprise Bank in January 2009 to bring the Tier 1 core capital back above the 8% de novo requirement.

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

In 2008, the parent holding company received cash dividends from its subsidiaries of $1.1 billion and contributed cash to its subsidiaries of $638 million, of which $441 million was in support of acquisitions in the fourth quarter of 2008. In 2007, subsidiaries paid cash dividends of $1.6 billion and received $40 million in contributions. In 2006, the parent holding company received cash dividends from its subsidiaries of $670 million and paid contributions of $220 million.

The following table sets out the cash dividends paid to the parent holding company, net of cash capital contributions made by the parent holding company, and the dividend capacity (amount within the limitations of the applicable regulatory authorities as further described below) for the following subsidiaries:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Cash dividends paid/(contributions made), net
RiverSource Life	$775	$900	$300
Ameriprise Bank	(82)	—	(172)
AEIS	10	108	82
ACC	(115)	70	70
RiverSource Investments	(336)	100	60
RiverSource Service Corporation	15	22	60
Threadneedle	52	50	43
Ameriprise Trust Company	16	12	42
Securities America Financial Corporation	(25)	(17)	(25)
AFSI	140	100	(20)
IDS Property Casualty	50	185	6
Other	1	(12)	4

Total	$501	$1,518	$450

Dividend capacity
RiverSource Life(1)	$523	$469	$328
Ameriprise Bank	—	—	—
AEIS(2)	74	159	114
ACC(2)	—	79	93
RiverSource Investments	164	279	173
RiverSource Service Corporation	16	26	68
Threadneedle	111	134	63
Ameriprise Trust Company	11	22	4
Securities America Financial Corporation	17	—	—
AFSI(2)	272	201	84
IDS Property Casualty(3)	42	52	46
Other	11	9	8

Total dividend capacity	$1,241	$1,430	$981

(1)
RiverSource Life dividends in excess of statutory unassigned funds require advance notice to the Minnesota Department of Commerce, RiverSource Life's primary regulator, and are subject to potential disapproval. In addition, dividends whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (1) the previous year's statutory net gain from operations or (2) 10% of the previous year-end statutory capital and surplus are referred to as "extraordinary dividends." Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. For dividends exceeding these thresholds, RiverSource Life provided notice to the Minnesota Department of Commerce and received responses indicating that it did not object to the payment of these dividends.

(2)
The dividend capacity for ACC is based on capital held in excess of regulatory requirements. For AFSI and AEIS, the dividend capacity is based on an internal model used to determine the availability of dividends, while maintaining net capital at a level sufficiently in excess of minimum levels defined by Securities and Exchange Commission rules.

(3)
The dividend capacity for IDS Property Casualty is based on the lesser of (1) 10% of the previous year-end capital and surplus or (2) the greater of (a) net income (excluding realized gains) of the previous year or (b) the aggregate net income of the previous three years excluding realized gains less any dividends paid within the first two years of the three-year period. Dividends that, together with the amount of other distributions made within the preceding 12 months, exceed this statutory limitation are referred to as "extraordinary dividends" and require advance notice to the Office of the Commissioner of Insurance of the State of Wisconsin, the primary state regulator of IDS Property Casualty, and are subject to potential disapproval. The portion of dividends paid by IDS Property Casualty in 2007 in excess of the dividend capacity set forth in the table above were extraordinary dividends and received approval from the Office of the Commissioner of Insurance of the State of Wisconsin.

Share Repurchases, Debt Repurchases and Dividends Paid to Shareholders

In 2008, we repurchased 12.7 million shares at an average price of $48.26 under our share repurchase program. Since inception of the share repurchase program in January 2006, we have purchased 39.3 million shares at an average price of $51.72. At December 31, 2008, there was approximately $1.3 billion remaining to repurchase shares under authorizations approved by our Board of Directors. The share repurchase programs do not require the purchase of any minimum number of shares, and depending on market conditions and factors, these purchases may be commenced or suspended at any time without prior notice. We used our existing working capital to fund these share repurchases. In light of the current market environment, we have temporarily suspended our stock repurchase program. We may resume activity under our stock repurchase program and begin repurchasing shares in the open market or in privately negotiated transactions from time to time without notice. We reserve the right to suspend any such repurchases and to resume later repurchasing at any time, and expressly disclaim any obligation to maintain or lift any such suspension.

Pursuant to the Ameriprise Financial 2005 Incentive Compensation Plan, we reacquired 0.5 million shares of our common stock in 2008 through the surrender of restricted shares upon vesting and paid in the aggregate $24 million related to the holders' income tax obligations on the vesting date.

In 2008, we extinguished $43 million of our junior notes. In the future, we may from time to time seek to retire or purchase additional outstanding debt through cash purchases in open market purchases, privately negotiated transactions or otherwise, without prior notice. Such repurchases, if any, will depend upon market conditions and other factors. The amounts involved could be material.

We paid regular quarterly cash dividends to our shareholders totaling $143 million, $133 million and $108 million in 2008, 2007, and 2006, respectively. On January 28, 2009, our Board of Directors declared a regular quarterly cash dividend of $0.17 per common share. The dividend was paid on February 20, 2009 to our shareholders of record at the close of business on February 6, 2009.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2008 was $2.0 billion compared to $724 million for the year ended December 31, 2007, an increase of $1.3 billion. The increase was driven by $1.6 billion in additional collateral held related to derivative instruments at December 31, 2008 compared to the prior year. This increase was partially offset by the impact of advancing approximately $300 million to our clients to fund their critical liquidity needs following the freeze of funds in the Reserve's Primary Fund and Government Fund, as well as the costs associated with supporting RiverSource 2a-7 money market funds and an increase in taxes paid compared to the prior year period. Reduced cash inflows related to lower fee revenue were offset by lower cash outflows due to lower expenses, including the completion of separation costs in 2007 and a $100 million settlement paid in 2007.

Net cash provided by operating activities was $724 million for the year ended December 31, 2007 compared to $801 million for the year ended December 31, 2006, a decrease of $77 million. The decrease was primarily driven by a $100 million settlement paid in 2007.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net outflows of our investment certificate, fixed annuity and universal life products reflected in financing activities.

Net cash provided by investing activities for the year ended December 31, 2008 was $15 million compared to $4.6 billion for the year ended December 31, 2007, a cash flow decrease of $4.6 billion. Purchases of Available-for-Sale securities increased $1.9 billion and sales of Available-for-Sale securities decreased $3.2 billion compared to the prior year period, resulting in a $5.1 billion decrease to cash provided by investing activities. We also paid cash of $563 million for acquisitions in the fourth quarter of 2008, net of cash acquired. These decreases were partially offset by a $1.0 billion increase in maturities, sinking fund payments and calls of Available-for-Sale securities compared to the prior year period.

Net cash provided by investing activities for the year ended December 31, 2007 was $4.6 billion compared to $3.5 billion for the year ended December 31, 2006, a cash flow improvement of $1.1 billion. Net cash proceeds from Available-for-Sale securities increased $1.8 billion compared to the prior year period. This increase in cash was partially offset by net cash provided by the acquisition of bank deposits and loans in 2006.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2008 was $429 million compared to net cash used in financing activities of $4.3 billion for the year ended December 31, 2007, an increase in cash of $4.7 billion. Cash proceeds from additions of investment certificates and banking time deposits increased $1.9 billion, primarily due to an increase in sales of investment certificates as a result of the market environment, as well as a sales promotion we began in April 2008. Net cash from policyholder and contractholder account values increased $2.9 billion from the prior year period primarily due to $2.2 billion of lower net outflows in fixed annuities as a result of the market environment and sales initiatives. Cash used for the repurchase of our common stock decreased $351 million compared to the prior year period due to fewer shares repurchased in 2008 at a lower average price. In the fourth quarter of 2008, we temporarily suspended our stock repurchase program in light of the current market environment. Cash provided by other banking deposits decreased $520 million due to lower Ameriprise Bank activity in 2008.

Net cash used in financing activities was $4.3 billion for the year ended December 31, 2007 compared to $4.1 billion for the year ended December 31, 2006, a decrease of $228 million. Cash used for the repurchase of our common stock increased $511 million compared to 2006. Cash proceeds from the issuance of debt decreased $516 million, partially offset by a $230 million reduction in principal repayments of debt compared to the prior year period. The change in other banking deposits resulted in an increase in cash of $614 million as a result of higher Ameriprise Bank activity in 2007.

Contractual Commitments

The contractual obligations identified in the table below include both our on and off-balance sheet transactions that represent material expected or contractually committed future obligations. Payments due by period as of December 31, 2008 are as follows:

		Payments due in year ending
	Total	2009	2010-2011	2012-2013	2014 and Thereafter
	(in millions)
Balance Sheet:
Debt(1)	$2,027	$—	$800	$64	$1,163
Insurance and annuities(2)	47,241	2,994	4,858	4,610	34,779
Investment certificates(3)	4,874	4,554	320	—	—
Deferred premium options obligations(4)	876	134	247	198	297
Off-Balance Sheet:
Lease obligations	722	113	174	133	302
Purchase obligations(5)	54	23	21	10	—
Interest on debt(6)	2,338	119	190	152	1,877

Total	$58,132	$7,937	$6,610	$5,167	$38,418

(1)
See Note 14 to our Consolidated Financial Statements for more information about our debt.

(2)
These scheduled payments are represented by reserves of approximately $28.8 billion at December 31, 2008 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. Actual payment obligations may differ if experience varies from these assumptions. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.

(3)
The payments due by year are based on contractual term maturities. However, contractholders have the right to redeem the investment certificates earlier and at their discretion subject to surrender charges, if any. Redemptions are most likely to occur in periods of substantial increases in interest rates.

(4)
The fair value of these deferred premium options included on the Consolidated Balance Sheet was $795 million as of December 31, 2008. See Note 20 to our Consolidated Financial Statements for additional information about our deferred premium options.

(5)
The purchase obligation amounts include expected spending by period under contracts that were in effect at December 31, 2008. Total termination payments associated with these purchase obligations were $41 million as of December 31, 2008.

(6)
Interest on debt was estimated based on rates in effect as of December 31, 2008.

Total loan funding commitments were $734 million at December 31, 2008.

For additional information relating to these contractual commitments, see Note 22 to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements.

Forward-Looking Statements

This report contains forward-looking statements that reflect management's plans, estimates and beliefs. Actual results could differ materially from those described in these forward-looking statements. The Company has made various forward-looking statements in this report. Examples of such forward-looking statements include:

•
statements of the Company's plans, intentions, expectations, objectives or goals, including those relating to asset flows, mass affluent client acquisition strategy, financial advisor retention, general and administrative costs, consolidated tax rate, and excess capital position;

•
other statements about future economic performance, the performance of equity markets and interest rate variations and the economic performance of the United States and of global markets; and

•
statements of assumptions underlying such statements.

The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from such statements.

Such factors include, but are not limited to:

•
changes in the valuations, liquidity and volatility in the interest rate, credit default, equity market, and foreign exchange environments;

•
changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation;

•
investment management performance and consumer acceptance of the Company's products;

•
effects of competition in the financial services industry and changes in product distribution mix and distribution channels;

•
the company's capital structure, including indebtedness, limitations on subsidiaries to pay dividends, and the extent, manner, terms and timing of any share or debt repurchases management may effect; as well as the opinions of rating organizations and other analysts and the reactions of market participants or the Company's regulators, advisors or customers in response to any change or prospect of change in such opinion;

•
risks of default by issuers or guarantors of investments the Company owns or by counterparties to hedge, derivative, insurance or reinsurance arrangements; experience deviations from the Company's assumptions regarding such risks, the evaluations or the prospect of changes in evaluations of such third parties published by rating organizations or other analysts, and the reactions of other market participants in response to any such evaluation or prospect changes in evaluation;

•
experience deviations from the Company's assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products, or from assumptions regarding market volatility underlying our hedges on guaranteed benefit annuity riders;

•
the impacts of the Company's efforts to improve distribution economics and to grow third-party distribution of its products;

•
the Company's ability to realize the financial, operating and business fundamental benefits or to obtain regulatory approvals regarding integration we plan for the acquisitions we have completed;

•
the ability to realize benefits from reengineering and tax planning;

•
changes in the capital markets and competitive environments induced or resulting from the partial or total ownership or other support by central governments of certain financial services firms or financial assets; and

•
general economic and political factors, including consumer confidence in the economy, the ability and inclination of consumers generally to invest as well as their ability to and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein, including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and publicly-held firms, and regulatory rulings and pronouncements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate, equity price, foreign currency and credit risk are the market risks to which we have material exposure. Equity market and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the spread income generated on our annuities, banking, and face amount certificate products and UL insurance products, the value of DAC and DSIC assets associated with variable annuity and variable UL products, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits.

Changes in both the equity and fixed income markets during 2008 have affected our market risk position. These changes resulted in lower asset values against which we take asset-based management and distribution fees as well as increases in our stated liabilities for variable annuity guaranteed benefits. The guaranteed benefits associated with our variable annuities are GMWB, GMAB, GMDB and GMIB options. Each of the guaranteed benefits mentioned above guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

To evaluate interest rate and equity price risk we perform sensitivity testing which measures the impact on pretax income from the sources listed below for a 12 month period following a hypothetical 100 basis point increase in interest rates and a hypothetical 10% decline in equity markets. Due to the market conditions in the second half of 2008, we also performed sensitivity testing using a hypothetical 20% decline in equity markets.

Equity price risk includes absolute market level and implied market volatility changes. The estimates of net equity price risk exposure presented below assume no changes in implied market volatility.

The numbers below show our estimate of the pretax impact of these hypothetical market moves, net of hedging, as of December 31, 2008. DAC and DSIC changes are shown based on the impact of projecting lower profits as a result of the market declines as well as linked specifically to the changes in our variable annuity riders. Following the table is a discussion by source of risk and the portfolio management techniques and derivative instruments we use to mitigate these risks.

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees	$(94)	N/A	$(94)
DAC and DSIC amortization(1)	(160)	N/A	(160)
Variable annuity riders:
GMDB and GMIB	(67)	N/A	(67)
GMWB	(162)	179	17
GMAB	(38)	35	(3)
DAC and DSIC amortization(2)	N/A	N/A	(5)

Total variable annuity riders	(267)	214	(58)

Equity indexed annuities	2	(2)	—
Stock market certificates	2	(2)	—

Total	$(517)	$210	$(312)

	Equity Price Exposure to Pretax Income
Equity Price Decline 20%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees	$(187)	N/A	$(187)
DAC and DSIC amortization(1)	(238)	N/A	(238)
Variable annuity riders:
GMDB and GMIB	(116)	N/A	(116)
GMWB	(352)	371	19
GMAB	(81)	74	(7)
DAC and DSIC amortization(2)	N/A	N/A	(2)

Total variable annuity riders	(549)	445	(106)

Equity indexed annuities	3	(3)	—
Stock market certificates	3	(3)	—

Total	$(968)	$439	$(531)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees	$(15)	N/A	$(15)
Variable annuity riders:
GMWB	342	(439)	(97)
GMAB	64	(51)	13
DAC and DSIC amortization(2)	N/A	N/A	51

Total variable annuity riders	406	(490)	(33)

Fixed annuities, fixed portion of variable annuities and fixed insurance products	(3)	N/A	(3)
Flexible savings and other fixed rate savings products	3	N/A	3

Total	$391	$(490)	$(48)

N/A Not Applicable.

(1)
Market impact on DAC and DSIC amortization resulting from lower projected profits.

(2)
Market impact on DAC and DSIC amortization related to variable annuity riders is modeled net of hedge impact.

The above results compare to estimated negative impacts of $9 million related to a 100 basis point increase in interest rates and $141 million related to a 10% equity market decline as of December 31, 2007. The larger impact in 2008 is a result of market dislocation in 2008 and changes to our valuation models. The discount rates and credit spreads we use to value certain of our investments have been negatively impacted by the current market. This has led to greater pretax loss projections related to our variable annuity riders, partially offset by a lower impact to our asset based management and distribution fees, primarily as a result of lower asset values. In addition, management's action to constrain the near term growth rate for equities in the DAC models results in a greater pretax loss under the above equity scenarios.

Actual results could differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming the composition of invested assets and liabilities does not change in the 12 month period following the hypothetical market decline, that there are no changes in implied market volatility and the increase in interest rates produces a parallel shift in the yield curve. The selection of a 100 basis point interest rate increase as well as 10% and 20% equity market declines should not be construed as a prediction of future market events.

Asset-Based Management and Distribution Fees

We earn asset-based management fees on our owned separate account assets and certain of our managed assets. At December 31, 2008, the value of these assets was $44.7 billion and $200 billion, respectively. We also earn distribution fees on our managed assets. These sources of revenue are subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. We do not hedge the interest rate or equity price risk of this exposure.

DAC and DSIC Amortization

For annuity and universal life products, DAC and DSIC are amortized on the basis of estimated gross profits. Estimated gross profits are a proxy for pretax income prior to the recognition of DAC and DSIC amortization expense. When events occur that reduce or increase current period estimated gross profits, DAC and DSIC amortization expense is typically reduced or increased as well, somewhat mitigating the impact of the event on pretax income.

Variable Annuity Riders

The guaranteed benefits associated with our variable annuities are GMWB, GMAB, GMDB and GMIB options. Each of the guaranteed benefits mentioned above guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying assets.

The total value of all variable annuity contracts has decreased from $57.2 billion at December 31, 2007 to $43.3 billion at December 31, 2008. These contract values include GMWB and GMAB contracts which have decreased from $13.1 billion and $2.3 billion at December 31, 2007 to $12.7 billion and $2.0 billion at December 31, 2008, respectively. At December 31, 2008, the reserves for the GMWB and GMAB were $1.5 billion and $367 million compared to reserves of $136 million and $33 million at December 31, 2007, respectively. The increase in the reserves for the GMWB and GMAB reflect the changes in economic factors impacting the mark-to-market value of the guarantees. At December 31, 2008, the reserve for the other variable annuity guaranteed benefits, GMDB and GMIB, was $67 million compared to $27 million at December 31, 2007.

As a means of economically hedging our obligations under GMWB and GMAB provisions, we purchase equity put and call options, enter into interest rate swaps, swaptions and trade equity futures contracts. See Note 20 to our Consolidated Financial Statements for further information on derivative instruments.

Equity Price Risk—Variable Annuity Riders

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

The core derivative instruments with which we hedge the equity price risk of our GMWB and GMAB are longer dated put and call derivatives; these core instruments are supplemented with equity futures and total return swaps.

Interest Rate Risk—Variable Annuity Riders

The GMAB and the non-life contingent benefits associated with the GMWB provisions create embedded derivatives which are carried at fair value separately from the underlying host variable annuity contract. Changes in fair value of the GMWB and GMAB are recorded through earnings with fair value calculated based on projected, discounted cash flows over the life of the contract, including projected, discounted benefits and fees. Increases in interest rates reduce the fair value of the GMWB and GMAB liabilities. The GMWB and GMAB interest rate exposure is hedged with a portfolio of longer dated put and call derivatives, interest rate swaps and swaptions. These derivatives are an alternative to the more customized equity puts we previously used. We have entered into interest rate swaps according to risk exposures along maturities, thus creating both fixed rate payor and variable rate payor terms. If interest rates were to increase, we would have to pay more to the swap counterparty, and the fair value of our equity puts would decrease, resulting in a negative impact to our pretax income.

Fixed Annuities, Fixed Portion of Variable Annuities and Fixed Insurance Products

Interest rate exposures arise primarily with respect to the fixed account portion of annuity and insurance products of RiverSource Life companies and their investment portfolios. We guarantee an interest rate to the holders of these products. Premiums and deposits collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients' accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing rate environment, higher interest rates are reflected in crediting rates to clients sooner than in rates earned on invested assets resulting in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. We had $26.8 billion in reserves in future policy benefits and claims on our Consolidated Balance Sheet at December 31, 2008 to recognize liabilities created by these products. As of December 31, 2008, we did not hedge this exposure. As of December 31, 2007, we hedged part of this exposure through the use of swaptions. As of December 31, 2007, the outstanding derivatives were not significant.

Flexible Savings and Other Fixed Rate Savings Products

We have interest rate risk from our flexible savings and other fixed rate savings products. These products are primarily investment certificates generally ranging in amounts from $1,000 to $1 million with terms ranging from three to 36 months, as well as other savings products sold through Ameriprise Bank. We guarantee an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although we monitor our investment strategy and make modifications based on our changing liabilities and the expected rate environment. At December 31, 2008, we had $3.9 billion in reserves related to our fixed rate certificate products and $1.4 billion in reserves related to our banking products.

Equity Indexed Annuities

Our equity indexed annuity product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500 Index. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500 Index, which is guaranteed for the initial seven-year term when the contract is held to full term. Of the $29.3 billion in future policy benefits and claims at December 31, 2008, $244 million relates to the liabilities created by this product. In 2007, we discontinued new sales of equity indexed annuities. See Note 20 to our Consolidated Financial Statements for further information on derivative instruments.

Equity Price Risk—Equity Indexed Annuities

The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity markets. To hedge this exposure, a portion of the proceeds from the sale of equity indexed annuities is used to purchase futures, calls and puts which generate returns to replicate what we must credit to client accounts. In conjunction with purchasing puts we also write puts. Pairing purchased puts with written puts allows us to better match the characteristics of the liability.

Interest Rate Risk—Equity Indexed Annuities

Most of the proceeds from the sale of equity indexed annuities are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. We earn income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates.

Stock Market Certificates

Stock market certificates are purchased for amounts generally from $1,000 to $1 million for terms of 52 weeks which can be extended to a maximum of 20 years. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500 Index up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Reserves for our stock market certificates are included in customer deposits on our Consolidated Balance Sheets. Of the $8.2 billion in customer deposits at December 31, 2008, $914 million pertain to stock market certificates.

Equity Price Risk—Stock Market Certificates

As with the equity indexed annuities, the equity-linked return to investors creates equity price risk exposure. We seek to minimize this exposure with purchased futures and call spreads that replicate what we must credit to client accounts. See Note 20 to our Consolidated Financial Statements for further information on derivative instruments.

Interest Rate Risk—Stock Market Certificates

Stock market certificates have some interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder.

Foreign Currency Risk

We have foreign currency risk through our net investment in foreign subsidiaries and our operations in foreign countries. We are primarily exposed to changes in British Pounds ("GBP") related to our net investment in Threadneedle which had $438 million of GBP exposure at December 31, 2008. Our primary exposure related to operations in foreign countries is to the GBP and the Indian Rupee. We monitor the foreign exchange rates that we have exposure to and enter into foreign currency forward contracts to mitigate risk when economically prudent. At December 31, 2008, the notional value of outstanding contracts and our remaining foreign currency risk related to operations in foreign countries were not material.

Interest Rate Risk on External Debt

Interest rate risk on our external debt is not material. The interest rate on the $1.5 billion of senior unsecured notes is fixed and the interest rate on the $457 million of junior notes is fixed until June 1, 2016. We have floating rate debt of $6 million related to our municipal bond inverse floater certificates which is not hedged but on which the interest rate risk to pretax income is not material. We have floating rate debt of $64 million related to certain consolidated property funds, a portion of which is hedged using interest rate swaps which effectively convert the floating rates to a fixed rate.

Credit Risk

We are exposed to credit risk within our investment portfolio, which includes loans, and through derivative and reinsurance counterparties. Credit risk relates to the uncertainty of an obligor's continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. Our potential derivative credit exposure to each counterparty is aggregated with all of our other exposures to the counterparty to determine compliance with established credit guidelines at the time we enter into a derivative transaction. We manage credit risk through fundamental credit analysis, issuer and industry concentration guidelines, and diversification requirements. These guidelines and oversight of credit risk are managed through our comprehensive enterprise risk management program that includes members of senior management.

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

Credit exposures on derivative contracts may take into account netting arrangements and collateral arrangements. Before executing a new type of structure of derivative contract, we determine the variability of the contract's potential market and credit exposures and whether such variability might reasonably be expected to create exposure to a counterparty in excess of established limits.

Additionally, we reinsure a portion of the insurance risks associated with our life, disability income, long term care and auto and home insurance products through reinsurance agreements with unaffiliated reinsurance companies. Reinsurance is used in order to limit losses, reduce exposure to large risks and provide additional capacity for future growth. To manage exposure to losses from reinsurer insolvencies, the financial condition of reinsurers is evaluated prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. Our insurance companies remain primarily liable as the direct insurers on all risks reinsured. As of December 31, 2008, our largest reinsurance credit risk related to a long term care coinsurance arrangement between us and a life insurance subsidiary of Genworth Financial, Inc. See Note 10 to our Consolidated Financial Statements for further information on reinsurance.

Item 8.  Financial Statements and Supplementary Data

Consolidated Financial Statements:

Ameriprise Financial, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ameriprise Financial, Inc.

We have audited the accompanying consolidated balance sheets of Ameriprise Financial, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ameriprise Financial, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ameriprise Financial, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2009, expressed an unqualified opinion thereon.

As discussed in Note 3 to the consolidated financial statements, in 2008 the Company adopted Statement of Financial Accounting Standards (FAS) No. 157, Fair Value Measurements. Also discussed in Note 3, in 2007 the Company adopted Financial Accounting Standards (FASB) Interpretation No. 48, and American Institute of Certified Public Accountants Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.

Minneapolis, Minnesota March 2, 2009

Consolidated Statements of Operations
Ameriprise Financial, Inc.

	Years Ended December 31,
	2008		2007	2006
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$2,899		$3,238	$2,700
Distribution fees	1,565		1,762	1,569
Net investment income	828		2,018	2,225
Premiums	1,091		1,063	1,070
Other revenues	766		724	707

Total revenues	7,149		8,805	8,271
Banking and deposit interest expense	179		249	245

Total net revenues	6,970		8,556	8,026

Expenses
Distribution expenses	$1,948		$2,057	$1,728
Interest credited to fixed accounts	790		847	955
Benefits, claims, losses and settlement expenses	1,125		1,179	1,132
Amortization of deferred acquisition costs	933		551	472
Interest and debt expense	109		112	101
Separation costs	—		236	361
General and administrative expense	2,436		2,558	2,480

Total expenses	7,341		7,540	7,229

Pretax income (loss)	(371)		1,016	797
Income tax provision (benefit)	(333)		202	166

Net income (loss)	$(38)		$814	$631

Earnings (loss) per common share
Basic	$(0.17)		$3.45	$2.56
Diluted	(0.17	) (1)	3.39	2.54
Weighted average common shares outstanding:
Basic	222.3		236.2	246.5
Diluted	224.9		239.9	248.5
Cash dividends paid per common share	$0.64		$0.56	$0.44
(1)
Diluted shares used in this calculation represent basic shares due to the net loss. The use of actual diluted shares would result in anti-dilution.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
Ameriprise Financial, Inc.

	December 31,
	2008	2007
	(in millions, except share data)
Assets
Cash and cash equivalents	$6,228	$3,836
Investments	27,522	30,625
Separate account assets	44,746	61,974
Receivables	3,887	3,441
Deferred acquisition costs	4,482	4,503
Restricted and segregated cash	1,883	1,332
Other assets	6,928	3,519

Total assets	$95,676	$109,230

Liabilities and Shareholders' Equity
Liabilities:
Future policy benefits and claims	$29,293	$27,446
Separate account liabilities	44,746	61,974
Customer deposits	8,229	6,206
Debt	2,027	2,018
Accounts payable and accrued expenses	887	1,187
Other liabilities	4,316	2,589

Total liabilities	89,498	101,420

Shareholders' Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 256,432,623 and 255,925,436, respectively)	3	3
Additional paid-in capital	4,688	4,630
Retained earnings	4,592	4,811
Treasury shares, at cost (39,921,924 and 28,177,593 shares, respectively)	(2,012)	(1,467)
Accumulated other comprehensive loss, net of tax:
Net unrealized securities losses	(961)	(168)
Net unrealized derivatives losses	(8)	(6)
Foreign currency translation adjustments	(85)	(19)
Defined benefit plans	(39)	26

Total accumulated other comprehensive loss	(1,093)	(167)

Total shareholders' equity	6,178	7,810

Total liabilities and shareholders' equity	$95,676	$109,230

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Ameriprise Financial, Inc.

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Cash Flows from Operating Activities
Net income (loss)	$(38)	$814	$631
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Capitalization of deferred acquisition and sales inducement costs	(735)	(895)	(870)
Amortization of deferred acquisition and sales inducement costs	1,054	604	520
Depreciation and amortization	204	176	148
Deferred income tax expense (benefit)	(409)	25	24
Share-based compensation	148	143	113
Net realized investment gains	(5)	(49)	(52)
Other-than-temporary impairments and provision for loan losses	793	(13)	4
Premiums and discount amortization	63	110	125
Changes in operating assets and liabilities:
Segregated cash	(419)	63	(54)
Trading securities and equity method investments, net	(20)	18	158
Future policy benefits and claims, net	466	84	21
Receivables	(200)	(288)	(270)
Brokerage deposits	278	(76)	(14)
Accounts payable and accrued expenses	(507)	(12)	112
Other, net	1,329	20	205

Net cash provided by operating activities	2,002	724	801

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	426	3,662	2,444
Maturities, sinking fund payments and calls	3,911	2,887	3,434
Purchases	(3,603)	(1,684)	(2,765)
Proceeds from sales and maturities of commercial mortgage loans	319	492	512
Funding of commercial mortgage loans	(109)	(510)	(422)
Proceeds from sale of AMEX Assurance	—	115	—
Proceeds from sales of other investments	52	123	150
Purchase of other investments	(353)	(61)	(146)
Purchase of land, buildings, equipment and software	(125)	(306)	(187)
Change in policy loans, net	(25)	(47)	(36)
Change in restricted cash	155	(153)	(17)
Acquisitions, net of cash received	(563)	—	437
Change in consumer banking loans and credit card receivables, net	(103)	91	22
Other, net	33	19	62

Net cash provided by investing activities	15	4,628	3,488

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (continued)
Ameriprise Financial, Inc.

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	$2,742	$831	$1,947
Maturities, withdrawals and cash surrenders	(1,591)	(1,777)	(2,897)
Change in other banking deposits	(1)	519	(95)
Policyholder and contractholder account values:
Consideration received	2,913	1,093	1,267
Net transfer from (to) separate accounts	91	(50)	(307)
Surrenders and other benefits	(2,931)	(3,838)	(3,688)
Deferred premium options, net	(77)	(8)	—
Proceeds from issuances of debt, net of issuance costs	81	—	516
Principal repayments of debt	(55)	(54)	(284)
Dividends paid to shareholders	(143)	(133)	(108)
Repurchase of common shares	(638)	(989)	(478)
Exercise of stock options	9	37	20
Excess tax benefits from share-based compensation	29	37	52
Other, net	—	51	2

Net cash provided by (used in) financing activities	429	(4,281)	(4,053)

Effect of exchange rate changes on cash	(54)	5	41

Net increase in cash and cash equivalents	2,392	1,076	277
Cash and cash equivalents at beginning of year	3,836	2,760	2,483

Cash and cash equivalents at end of year	$6,228	$3,836	$2,760

Supplemental Disclosures:
Interest paid on debt	$123	$140	$131
Income taxes paid, net	185	55	219

See Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity
Ameriprise Financial, Inc.

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except share data)
Balances at January 1, 2006	249,875,554	$2	$4,091	$3,745	$—	$(151)	$7,687
Comprehensive income:
Net income	—	—	—	631	—	—	631
Other comprehensive income (loss), net of tax:
Change in net unrealized securities losses	—	—	—	—	—	(58)	(58)
Change in net unrealized derivatives losses	—	—	—	—	—	(7)	(7)
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	(3)	(3)
Minimum pension liability adjustment	—	—	—	—	—	3	3
Foreign currency translation adjustment	—	—	—	—	—	7	7

Total comprehensive income							573
Dividends paid to shareholders	—	—	—	(108)	—	—	(108)
Transfer of pension obligations and assets from American Express Retirement Plan	—	—	(5)	—	—	—	(5)
Repurchase of common shares	(11,395,306)	—	—	—	(490)	—	(490)
Share-based compensation plans	2,911,183	1	267	—	—	—	268

Balances at December 31, 2006	241,391,431	3	4,353	4,268	(490)	(209)	7,925
Change in accounting principles, net of tax	—	—	—	(138)	—	—	(138)
Comprehensive income:
Net income	—	—	—	814	—	—	814
Other comprehensive income (loss), net of tax:
Change in net unrealized securities losses	—	—	—	—	—	19	19
Change in net unrealized derivatives losses	—	—	—	—	—	(5)	(5)
Change in defined benefit plans	—	—	—	—	—	29	29
Foreign currency translation adjustment	—	—	—	—	—	(1)	(1)

Total comprehensive income							856
Dividends paid to shareholders	—	—	—	(133)	—	—	(133)
Repurchase of common shares	(16,659,635)	—	—	—	(977)	—	(977)
Share-based compensation plans	3,016,047	—	223	—	—	—	223
Other, net	—	—	54	—	—	—	54

Balances at December 31, 2007	227,747,843	3	4,630	4,811	(1,467)	(167)	7,810
Change in accounting principles, net of tax	—	—	—	(35)	—	—	(35)
Comprehensive loss:
Net loss	—	—	—	(38)	—	—	(38)
Other comprehensive loss, net of tax:
Change in net unrealized securities losses	—	—	—	—	—	(793)	(793)
Change in net unrealized derivatives losses	—	—	—	—	—	(2)	(2)
Change in defined benefit plans	—	—	—	—	—	(65)	(65)
Foreign currency translation adjustment	—	—	—	—	—	(66)	(66)

Total comprehensive loss							(964)
Dividends paid to shareholders	—	—	—	(143)	—	—	(143)
Repurchase of common shares	(13,524,349)	—	—	—	(638)	—	(638)
Share-based compensation plans	2,287,205	—	58	(3)	93	—	148

Balances at December 31, 2008	216,510,699	$3	$4,688	$4,592	$(2,012)	$(1,093)	$6,178

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Ameriprise Financial, Inc. ("Ameriprise Financial"), companies in which it directly or indirectly has a controlling financial interest, variable interest entities ("VIEs") in which it is the primary beneficiary and certain limited partnerships for which it is the general partner (collectively, the "Company").

Ameriprise Financial is a holding company, which primarily conducts business through its subsidiaries to provide financial planning and products and services that are designed to be utilized as solutions for clients' cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs. The Company's foreign operations in the United Kingdom are conducted through its subsidiary, Threadneedle Asset Management Holdings Sàrl ("Threadneedle").

Reclassifications

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Certain reclassifications of prior year amounts have been made to conform to the current presentation. In the second quarter of 2008, the Company reclassified the changes in fair value of certain derivatives from net investment income to various expense lines where the changes in fair value of the related embedded derivatives reside. The changes in fair value of derivatives hedging variable annuity living benefits, equity indexed annuities and stock market certificates were reclassified to benefits, claims, losses and settlement expenses, interest credited to fixed accounts and banking and deposit interest expense, respectively.

The following table shows the impact of the reclassification made to the Company's previously reported Consolidated Statements of Operations:

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Previously Reported	Reclassified	Previously Reported	Reclassified
	(in millions)		(in millions)
Revenues
Management and financial advice fees	$3,238	$3,238	$2,700	$2,700
Distribution fees	1,762	1,762	1,569	1,569
Net investment income	2,122	2,018	2,247	2,225
Premiums	1,063	1,063	1,070	1,070
Other revenues	724	724	707	707

Total revenues	8,909	8,805	8,293	8,271
Banking and deposit interest expense	255	249	273	245

Total net revenues	8,654	8,556	8,020	8,026

Expenses
Distribution expenses	2,057	2,057	1,728	1,728
Interest credited to fixed accounts	850	847	968	955
Benefits, claims, losses and settlement expenses	1,274	1,179	1,113	1,132
Amortization of deferred acquisition costs	551	551	472	472
Interest and debt expense	112	112	101	101
Separation costs	236	236	361	361
General and administrative expense	2,558	2,558	2,480	2,480

Total expenses	7,638	7,540	7,223	7,229

Pretax income	1,016	1,016	797	797
Income tax provision	202	202	166	166

Net income	$814	$814	$631	$631

The Company has reclassified certain prior year balances in the Consolidated Statements of Cash Flows related to consumer banking loans and credit card receivables. The Company previously classified the change in these balances as an operating activity in its Consolidated Statements of Cash Flows. The Company has reclassified the net of origination and principal collection of consumer banking loans and credit card receivables as an investing activity in accordance with Statement of Financial Accounting Standards ("SFAS") No. 95 "Statement of Cash Flows" and SFAS No. 104 "Statement of Cash Flows—Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions."

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company consolidates all entities in which it holds a greater than 50% voting interest, or when certain conditions are met for VIEs and limited partnerships, except for immaterial seed money investments in mutual funds, which are accounted for as trading securities. Entities in which the Company holds a greater than 20% but less than 50% voting interest are accounted for under the equity method. Additionally, other investments in hedge funds in which the Company holds an interest that is less than 50% are accounted for under the equity method. All other investments that are not reported at fair value as trading or Available-for-Sale securities are accounted for under the cost method where the Company owns less than a 20% voting interest and does not exercise significant influence.

The Company consolidates all VIEs for which it is considered to be the primary beneficiary. The determination as to whether an entity is a VIE is based on the amount and nature of the Company's equity investment in the entity. The Company also considers other characteristics such as the ability to influence the decision making about the entity's activities and how the entity is financed. The determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual return or both. See Note 6 for additional information about the Company's VIEs.

The Company consolidates certain limited partnerships that are not VIEs, for which the Company is the general partner and is determined to control the limited partnership. As a general partner, the Company is presumed to control the limited partnership unless the limited partners have the ability to dissolve the partnership or have substantive participating rights.

All material intercompany transactions and balances between or among Ameriprise Financial and its subsidiaries and affiliates have been eliminated in consolidation.

Foreign Currency Translation

Net assets of foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated into U.S. dollars based upon exchange rates prevailing at the end of each year. The resulting translation adjustment, along with any related hedge and tax effects, are included in accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates during the year.

Amounts Based on Estimates and Assumptions

Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and recognition of other-than-temporary impairments, valuation of deferred acquisition costs ("DAC") and the corresponding recognition of DAC amortization, derivative instruments and hedging activities, litigation and claims reserves and income taxes and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.

Cash and Cash Equivalents

Cash equivalents include time deposits and other highly liquid investments with original maturities of 90 days or less.

Investments

Investments consist of the following:

Available-for-Sale Securities

Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of income tax provision (benefit) and net of adjustments in other asset and liability balances, such as DAC, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet date. Gains and losses are recognized in consolidated results of operations upon disposition of the securities. In addition, losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. The Company regularly reviews Available-for-Sale securities for impairments in value considered to be other-than-temporary. The cost basis of securities that are determined to be other-than-temporarily impaired is written down to current fair value with a corresponding charge to net income. A write-down for impairment can be recognized for both credit-related events and for change in fair value due to changes in interest rates. Once a security is written down to fair value through net income, any subsequent recovery in value cannot be recognized in net income until the principal is returned.

Factors the Company considers in determining whether declines in the fair value of fixed-maturity securities are other-than-temporary include: 1) the extent to which the market value is below amortized cost; 2) our ability and intent to hold the investment for a sufficient period of time for it to recover to an amount at least equal to its carrying value; 3) the duration of time in which there has been a significant decline in value; 4) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and 5) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. For structured investments (e.g., mortgage backed securities), the Company also considers factors such as overall deal structure and our position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments, cumulative loss projections and discounted cash flows in assessing potential other-than-temporary impairment of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management.

See Note 18 for information regarding the fair values of assets and liabilities.

Commercial Mortgage Loans, Net

Commercial mortgage loans, net reflect principal amounts outstanding less the allowance for loan losses. The allowance for loan losses is measured as the excess of the loan's recorded investment over (i) present value of its expected principal and interest payments discounted at the loan's effective interest rate or (ii) the fair value of collateral. Additionally, the level of the allowance for loan losses considers other factors, including historical experience, economic conditions and geographic concentrations. Management regularly evaluates the adequacy of the allowance for loan losses and believes it is adequate to absorb estimated losses in the portfolio.

The Company generally stops accruing interest on commercial mortgage loans for which interest payments are delinquent more than three months. Based on management's judgment as to the ultimate collectibility of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan.

Trading Securities

Trading securities primarily include common stocks, trading bonds and seed money investments. Trading securities are carried at fair value with unrealized and realized gains (losses) recorded within net investment income.

Policy Loans

Policy loans include life insurance policy, annuity and investment certificate loans. These loans are carried at the aggregate of the unpaid loan balances, which do not exceed the cash surrender values of underlying products, plus accrued interest.

Other Investments

Other investments reflect the Company's interest in affordable housing partnerships and syndicated loans. Affordable housing partnerships are accounted for under the equity method. Syndicated loans reflect amortized cost less allowance for losses.

Separate Account Assets and Liabilities

Separate account assets and liabilities are primarily funds held for the exclusive benefit of variable annuity contractholders and variable life insurance policyholders. The Company receives investment management fees, mortality and expense risk fees, guarantee fees and cost of insurance charges from the related accounts.

Included in separate account liabilities are investment liabilities of Threadneedle which represent the value of the units in issue of the pooled pension funds that are offered by Threadneedle's subsidiary, Threadneedle Pensions Limited.

Restricted and Segregated Cash

Total restricted cash at December 31, 2008 and 2007 was $99 million and $279 million, respectively, which cannot be utilized for operations. The Company's restricted cash at December 31, 2008 and 2007 primarily related to certain consolidated limited partnerships. At December 31, 2008 and 2007, amounts segregated under federal and other regulations reflect resale agreements and cash of $1.8 billion and $1.1 billion, respectively, segregated in special bank accounts for the benefit of the Company's brokerage customers. The Company's policy is to take possession of securities purchased under agreements to resell. Such securities are valued daily and additional collateral is obtained when appropriate.

Land, Buildings, Equipment and Software

Land, buildings, equipment and internally developed or purchased software are carried at cost less accumulated depreciation or amortization and are reflected within other assets. The Company generally uses the straight-line method of depreciation and amortization over periods ranging from three to 30 years. At December 31, 2008 and 2007, land, buildings, equipment and software were $824 million and $849 million, respectively, net of accumulated depreciation of $860 million and $757 million, respectively. Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $169 million, $146 million and $126 million, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the amount of an acquired company's acquisition cost in excess of the fair value of assets acquired and liabilities assumed. The Company evaluates goodwill for impairment annually on the measurement date of July 1 and whenever events and circumstances indicate that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. In determining whether impairment has occurred, the Company uses a combination of the market approach and the discounted cash flow method, a variation of the income approach.

Intangible assets are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives. The Company evaluates the definite lived intangible assets remaining useful lives annually on the measurement date of July 1 and tests for impairment whenever events and circumstances indicate that an impairment may have occurred, such as a significant adverse change in the business climate. For definite lived intangible assets subject to amortization, impairment to fair value is recognized if the carrying amount is not recoverable. Indefinite lived intangibles are also tested for impairment annually or whenever circumstances indicate an impairment may have occurred. Impairment is recognized by the amount carrying value exceeds fair value.

Goodwill and other intangible assets are reflected in other assets.

Derivative Instruments and Hedging Activities

Freestanding derivative instruments are recorded at fair value and are reflected in other assets and other liabilities. See Note 18 for information regarding the Company's fair value measurement of derivative instruments. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting hedge designation, if any. The Company primarily uses derivatives as economic hedges that are not designated as accounting hedges or do not qualify for hedge accounting treatment. The Company occasionally designates derivatives as (1) hedges of changes in the fair value of assets, liabilities, or firm commitments ("fair value hedges"), (2) hedges of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedges"), or (3) hedges of foreign currency exposures of net investments in foreign operations ("net investment hedges in foreign operations").

For derivative instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are recognized in current period earnings. Changes in fair value of derivatives hedging variable annuity living benefits, equity indexed annuities and stock market certificates are included within benefits, claims, losses and settlement expenses, interest credited to fixed accounts and banking and deposit interest expense, respectively. Changes in fair value of all other derivatives are a component of net investment income.

For derivative instruments that qualify as fair value hedges, changes in the fair value of the derivatives, as well as of the corresponding hedged assets, liabilities or firm commitments, are recognized in current earnings. If a fair value hedge designation is removed or the hedge is terminated prior to maturity, previous adjustments to the carrying value of the hedged item are recognized into earnings over the remaining life of the hedged item.

For derivative instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instruments are reported in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged item or transaction impacts earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Operations with the hedged instrument or transaction impact. Any ineffective portion of the gain or loss is reported currently in earnings as a component of net investment income. If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) may be recognized into earnings over the period that the hedged item impacts earnings. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized in earnings immediately.

For derivative instruments that qualify as net investment hedges in foreign operations, the effective portions of the change in fair value of the derivatives are recorded in accumulated other comprehensive income (loss) as part of the foreign currency translation adjustment. Any ineffective portions of net investment hedges are recognized in net investment income during the period of change.

Derivative instruments that are entered into for hedging purposes are designated as such at the time the Company enters into the contract. For all derivative instruments that are designated for hedging activities, the Company formally documents all of the hedging relationships between the hedge instruments and the hedged items at the inception of the relationships. Management also formally documents its risk management objectives and strategies for entering into the hedge transactions. The Company formally assesses, at inception and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of hedged items. If it is determined that a derivative is no longer highly effective as a hedge, the Company will discontinue the application of hedge accounting.

The equity component of equity indexed annuity and stock market investment certificate obligations are considered embedded derivatives. Additionally, certain annuities contain guaranteed minimum accumulation benefit ("GMAB") and guaranteed minimum withdrawal benefit ("GMWB") provisions. The GMAB and the non-life contingent benefits associated with GMWB provisions are also considered embedded derivatives. The fair value of embedded derivatives associated with annuities is included in future policy benefits and claims, whereas the fair value of stock market investment certificate embedded derivatives is included in customer deposits. The changes in fair value of the equity indexed annuity and investment certificate embedded derivatives are reflected in interest credited to fixed accounts and banking and deposit interest expense, respectively. The changes in the fair value of the GMWB and GMAB embedded derivatives are reflected in benefits, claims, losses and settlement expenses.

Deferred Acquisition Costs ("DAC")

DAC represent the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity and insurance products and, to a lesser extent, certain mutual fund products. These costs are deferred to the extent they are recoverable from future profits or premiums. The DAC associated with insurance or annuity contracts that are significantly modified or internally replaced with another contract are accounted for as contract terminations. These transactions are anticipated in establishing amortization periods and other valuation assumptions.

Direct sales commissions and other costs deferred as DAC are amortized over time. For annuity and universal life contracts, DAC are amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business. For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period. For certain mutual fund products, DAC are generally amortized over fixed periods on a straight-line basis adjusted for redemptions.

For annuity and universal life insurance products, the assumptions made in projecting future results and calculating the DAC balance and DAC amortization expense are management's best estimates. Management is required to update these assumptions whenever it appears that, based on actual experience or other evidence, earlier estimates should be revised. When assumptions are changed, the percentage of estimated gross profits used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made.

For other life and health insurance products, the assumptions made in calculating the DAC balance and DAC amortization expense are consistent with those used in determining the liabilities and, therefore, are intended to provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC is not recoverable. If management concludes that DAC is not recoverable, DAC is reduced to the amount that is recoverable based on best estimate assumptions and there is a corresponding expense recorded in consolidated results of operations.

For annuity, life and health insurance products, key assumptions underlying those long term projections include interest rates (both earning rates on invested assets and rates credited to contractholder and policyholder accounts), equity market performance, mortality and morbidity rates and the rates at which policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts. Assumptions about earned and credited interest rates are the primary factors used to project interest margins, while assumptions about equity and bond market performance are the primary factors used to project client asset value growth rates, and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates. Management must also make assumptions to project maintenance expenses associated with servicing the Company's annuity and insurance businesses during the DAC amortization period.

The client asset value growth rates are the rates at which variable annuity and variable universal life insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. The Company typically uses a mean reversion process as a guideline in setting near-term equity asset growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near- term growth rate is reviewed to ensure consistency with management's assessment of anticipated equity market performance. In the fourth quarter of 2008, the Company decided to constrain near-term equity growth rates below the level suggested by mean reversion. This constraint is based on management's analysis of historical equity returns following downturns in the market. DAC amortization expense recorded in a period when client asset value growth rates exceed management's near-term estimate will typically be less than in a period when growth rates fall short of management's near-term estimate.

The analysis of DAC balances and the corresponding amortization is a dynamic process that considers all relevant factors and assumptions described previously. Unless the Company's management identifies a significant deviation over the course of the quarterly monitoring, management reviews and updates these DAC amortization assumptions annually in the third quarter of each year.

Deferred Sales Inducement Costs ("DSIC")

DSIC consist of bonus interest credits and premium credits added to certain annuity contract and insurance policy values and are reflected in other assets. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC. DSIC is recorded in other assets, and amortization of DSIC is recorded in benefits, claims, losses and settlement expenses.

Reinsurance

The Company cedes significant amounts of insurance risk to other insurers under reinsurance agreements. Reinsurance premium paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Traditional life, long term care, disability income and auto and home reinsurance premium, net of change in any prepaid reinsurance asset, is reported as a reduction of premiums. Fixed and variable universal life reinsurance premium is reported as a reduction of other revenues. Reinsurance recoveries are reported as components of benefits, claims, losses and settlement expenses.

Insurance liabilities are reported before the effects of reinsurance. Future policy benefits and claims recoverable under reinsurance contracts are recorded within receivables.

The Company also assumes life insurance and fixed annuity business from other insurers in limited circumstances. Reinsurance premium received and benefits paid are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Liabilities for assumed business are recorded within future policy benefits and claims.

See Note 10 for additional information on reinsurance.

Future Policy Benefits and Claims

Fixed Annuities and Variable Annuity Guarantees

Future policy benefits and claims related to fixed annuities and variable annuity guarantees include liabilities for fixed account values on fixed and variable deferred annuities, guaranteed benefits associated with variable annuities, equity indexed annuities and fixed annuities in a payout status.

Liabilities for fixed account values on fixed and variable deferred annuities are equal to accumulation values, which are the cumulative gross deposits and credited interest less withdrawals and various charges.

The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit ("GMDB") provisions. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings, which are referred to as gain gross-up ("GGU") benefits. In addition, the Company offers contracts containing GMWB and GMAB provisions and, until May 2007, the Company offered contracts containing guaranteed minimum income benefit ("GMIB") provisions. As a result of the recent market decline, the amount by which guarantees exceed the accumulation value has increased significantly.

In determining the liabilities for variable annuity death benefits, GMIB and the life contingent benefits associated with GMWB, the Company projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. As with DAC, management will review and, where appropriate, adjust its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management will review and update these assumptions annually in the third quarter of each year.

The variable annuity death benefit liability is determined by estimating the expected value of death benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated meaningful life based on expected assessments (e.g., mortality and expense fees, contractual administrative charges and similar fees).

If elected by the contract owner and after a stipulated waiting period from contract issuance, a GMIB guarantees a minimum lifetime annuity based on a specified rate of contract accumulation value growth and predetermined annuity purchase rates. The GMIB liability is determined each period by estimating the expected value of annuitization benefits in excess of the projected contract accumulation value at the date of annuitization and recognizing the excess over the estimated meaningful life based on expected assessments.

The embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions are recorded at fair value. See Note 18 for information regarding the fair value measurement of embedded derivatives. The liability for the life contingent benefits associated with GMWB provisions is determined in the same way as the liability for variable annuity death benefits. The changes in both the fair values of the GMWB and GMAB embedded derivatives and the liability for life contingent benefits are reflected in benefits, claims, losses and settlement expenses.

Liabilities for equity indexed annuities are equal to the accumulation of host contract values covering guaranteed benefits and the market value of embedded equity options.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.6% to 9.5% at December 31, 2008, depending on year of issue, with an average rate of approximately 5.8%.

Life and Health Insurance

Future policy benefits and claims related to life and health insurance include liabilities for fixed account values on fixed and variable universal life policies, liabilities for unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life and health insurance policies as claims are incurred in the future.

Liabilities for fixed account values on fixed and variable universal life insurance are equal to accumulation values. Accumulation values are the cumulative gross deposits and credited interest less various contractual expense and mortality charges and less amounts withdrawn by policyholders.

Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported health insurance claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits. Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for the Company's experience. Interest rates used with disability income claims ranged from 3.0% to 8.0% at December 31, 2008, with an average rate of 4.8%. Interest rates used with long term care claims ranged from 4.0% to 7.0% at December 31, 2008, with an average rate of 4.1%.

Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.

Liabilities for estimates of benefits that will become payable on future claims on term life, whole life and health insurance policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on the Company's experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life ranged from 4.0% to 10.0% at December 31, 2008, depending on policy form, issue year and policy duration. Anticipated interest rates for disability income vary by plan and are 7.5% and 6.0% at policy issue grading to 5.0% over five years and 4.5% over 20 years, respectively. Anticipated discount rates for long term care vary by plan and were 5.8% at December 31, 2008 and range from 5.9% to 6.3% over 40 years.

Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverable within receivables.

Auto and Home Reserves

Auto and home reserves include amounts determined from loss reports on individual claims, as well as amounts, based on historical loss experience, for losses incurred but not reported. Such liabilities are necessarily based on estimates and, while management believes that the reserve amounts are adequate at December 31, 2008 and 2007, the ultimate liability may be in excess of or less than the amounts provided. The Company's methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in consolidated results of operations in the period such adjustments are made.

Share-Based Compensation

The Company measures and recognizes the cost of share-based awards granted to employees and directors based on the grant-date fair value of the award and recognizes the expense on a straight-line basis over the vesting period. The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model. The Company recognizes the cost of share-based awards granted to independent contractors on a fair value basis until the award is fully vested.

Income Taxes

The Company's provision for income taxes represents the net amount of income taxes that the Company expects to pay or to receive from various taxing jurisdictions in connection with its operations. The Company provides for income taxes based on amounts that the Company believes it will ultimately owe taking into account the recognition and measurement for uncertain tax positions. Inherent in the provision for income taxes are estimates and judgments regarding the tax treatment of certain items.

In connection with the provision for income taxes, the Consolidated Financial Statements reflect certain amounts related to deferred tax assets and liabilities, which result from temporary differences between the assets and liabilities measured for financial statement purposes versus the assets and liabilities measured for tax return purposes. Among the Company's deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.

We are required to establish a valuation allowance for any portion of our deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, a) future taxable income exclusive of reversing temporary differences and carryforwards, b) future reversals of existing taxable temporary differences, c) taxable income in prior carryback years, and d) tax planning strategies.

Sources of Revenue

The Company generates revenue from a wide range of investment and insurance products. Principal sources of revenue include management and financial advice fees, distribution fees, net investment income and premiums.

Management and Financial Advice Fees

Management and financial advice fees relate primarily to fees earned from managing mutual funds, separate account and wrap account assets, institutional investments including structured investments, as well as fees earned from providing financial advice and administrative services (including transfer agent, administration and custodial fees earned from providing services to retail mutual funds). Management and financial advice fees also include mortality and expense risk fees earned on separate account assets. The Company's management and risk fees are generally computed as a contractual rate applied to the underlying asset values and are generally accrued daily and collected monthly. Many of the Company's mutual funds have a performance incentive adjustment ("PIA"). The PIA increases or decreases the level of management fees received based on the specific fund's relative performance as measured against a designated external index. The Company recognizes PIA fee revenue on a 12 month rolling performance basis. Employee benefit plan and institutional investment management and administration services fees are negotiated and are also generally based on underlying asset values. The Company may receive performance-based incentive fees from structured investments and hedge funds that it manages, which are recognized as revenue at the end of the performance period. Fees from financial planning and advice services are recognized when the financial plan is delivered.

Distribution Fees

Distribution fees primarily include point-of-sale fees (such as mutual fund front-end sales loads) and asset-based fees (such as 12b-1 distribution and shareholder service fees) that are generally based on a contractual percentage of assets and recognized when earned. Distribution fees also include amounts received under marketing support arrangements for sales of mutual funds and other companies' products, such as through the Company's wrap accounts, as well as surrender charges on fixed and variable universal life insurance and annuities.

Net Investment Income

Net investment income primarily includes interest income on fixed maturity securities classified as Available-for-Sale, commercial mortgage loans, policy loans, consumer loans, other investments and cash and cash equivalents; the changes in fair value of trading securities, including seed money, and certain derivatives; the pro rata share of net income or loss on equity method investments; and realized gains and losses on the sale of securities and charges for investments determined to be other-than-temporarily impaired. Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale, excluding structured securities, and commercial mortgage loans so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term. For beneficial interests in structured securities, the excess cash flows attributable to a beneficial interest over the initial investment are recognized as interest income over the life of the beneficial interest using the effective yield method. Realized gains and losses on securities, other than trading securities and equity method investments, are recognized using the specific identification method on a trade date basis.

Premiums

Premiums include premiums on property-casualty insurance, traditional life and health (disability income and long term care) insurance and immediate annuities with a life contingent feature. Premiums on auto and home insurance are net of reinsurance premiums and are recognized ratably over the coverage period. Premiums on traditional life and health insurance are net of reinsurance ceded and are recognized as revenue when due.

3. Recent Accounting Pronouncements

In January 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") No. 99-20-1 "Amendments to the Impairment Guidance of EITF Issue No. 99-20" ("FSP EITF 99-20-1"). FSP EITF 99-20-1 amends the impairment guidance in EITF 99-20 to be more consistent with other impairment models used for debt securities. FSP EITF 99-20-1 is effective prospectively for reporting periods ending after December 15, 2008. The adoption of FSP EITF 99-20-01 did not have a material effect on the Company's consolidated results of operations and financial condition.

In December 2008, the FASB issued FSP FAS 132(R)-1 "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP 132(R)-1"). FSP 132(R)-1 requires enhanced disclosure related to plan assets including information about inputs and techniques used to determine the fair value of plan assets. FSP 132(R)-1 is effective for the first fiscal year ending after December 15, 2009 with early adoption permitted. The Company will apply the disclosure requirements of FSP 132(R)-1 as of December 31, 2009.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8 "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities," which is effective for the first reporting period ending after December 15, 2008. This FSP requires additional disclosure related to transfers of financial assets and variable interest entities. The Company applied the disclosure requirements of this FSP as of December 31, 2008.

In November 2008, the FASB issued EITF No. 08-6 "Equity Method Investment Accounting Considerations" ("EITF 08-6"), which is effective for the first annual reporting period beginning on or after December 15, 2008. EITF 08-6 clarifies the effects of the issuance of SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS 141(R)") and SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" ("SFAS 160"). See further information on the issuance of SFAS 141(R) and SFAS 160 below. The Company will apply EITF 08-6 to any transactions within scope occurring after December 31, 2008.

In November 2008, the FASB issued EITF No. 08-7 "Accounting for Defensive Intangible Assets" ("EITF 08-7"), which is effective for the first annual reporting period beginning on or after December 15, 2008. EITF 08-7 provides guidance on intangible assets acquired after the effective date of SFAS 141(R) that an entity does not intend to actively use but intends to hold to prevent others from using. The Company will apply EITF 08-7 to any transactions within scope occurring after December 31, 2008.

In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3"), which was effective upon issuance, including prior periods for which financial statements have not been issued. FSP 157-3 clarifies the application of SFAS No. 157 "Fair Value Measurements" ("SFAS 157") in a market that is not active and provides an example of key considerations to determine the fair value of financial assets when the market for those assets is not active. The adoption of FSP 157-3 did not have a material effect on the Company's consolidated results of operations and financial condition.

In June 2008, the FASB issued FSP EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 clarifies that unvested share-based payment awards with nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for periods beginning after December 15, 2008 with early adoption prohibited. FSP EITF 03-6-1 requires that all prior-period earnings per share data be adjusted retrospectively to conform with the FSP provisions. The Company does not expect the adoption of EITF 03-6-1 to have a material effect on its earnings per share and consolidated results of operations.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity's financial position, financial performance, and cash flows. SFAS 161 requires disclosures regarding the objectives for using derivative instruments, the fair value of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the impact of SFAS 161 on its disclosures. The Company's adoption of SFAS 161 will not impact its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS 141(R), which establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree, and goodwill acquired. SFAS 141(R) also requires an acquirer to disclose information about the financial effects of a business combination. SFAS 141(R) is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited. The Company will apply the standard to any business combinations within the scope of SFAS 141(R) occurring after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, which establishes the accounting and reporting for ownership interest in subsidiaries not attributable, directly or indirectly, to a parent. SFAS 160 requires that noncontrolling (minority) interests be classified as equity (instead of as a liability) within the consolidated balance sheet, and net income attributable to both the parent and the noncontrolling interest be disclosed on the face of the consolidated statement of income. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early adoption prohibited. The provisions of SFAS 160 are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively to all periods presented. The Company is currently evaluating the impact of SFAS 160 on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). As of December 31, 2006, the Company adopted the recognition provisions of SFAS 158 which require an entity to recognize the overfunded or underfunded status of an employer's defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company's adoption of the recognition provisions of SFAS 158 did not have a material effect on the consolidated results of operations and financial condition. As of December 31, 2008, the Company adopted the measurement provisions of SFAS 158 which require the measurement of plan assets and benefit obligations to be as of the same date as the employer's fiscal year-end statement of financial position. The Company's adoption of the measurement provisions of SFAS 158 resulted in an after-tax decrease to retained earnings of $5 million.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 that require retrospective application. Any retrospective application will be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. The Company adopted SFAS 157 effective January 1, 2008 and recorded a cumulative effect reduction to the opening balance of retained earnings of $30 million, net of DAC and DSIC amortization and income taxes. This reduction to retained earnings was related to adjusting the fair value of certain derivatives the Company uses to hedge its exposure to market risk related to certain variable annuity riders. The Company initially recorded these derivatives in accordance with EITF Issue No. 02-3 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" ("EITF 02-3"). SFAS 157 nullifies the guidance in EITF 02-3 and requires these derivatives to be marked to the price the Company would receive to sell the derivatives to a market participant (an exit price). The adoption of SFAS 157 also resulted in adjustments to the fair value of the Company's embedded derivative liabilities associated with certain variable annuity riders. Since there is no market for these liabilities, the Company considered the assumptions participants in a hypothetical market would make to determine an exit price. As a result, the Company adjusted the valuation of these liabilities by updating certain policyholder assumptions, adding explicit margins to provide for profit, risk, and expenses, and adjusting the rate used to discount expected cash flows to reflect a current market estimate of the Company's risk of nonperformance specific to these liabilities. These adjustments resulted in an adoption impact of a $4 million increase in earnings, net of DAC and DSIC amortization and income taxes, at January 1, 2008. The nonperformance risk component of the adjustment is specific to the risk of RiverSource Life Insurance Company ("RiverSource Life") and RiverSource Life Insurance Co. of New York ("RiverSource Life of NY") (collectively, "RiverSource Life companies") not fulfilling these liabilities. As the Company's estimate of this credit spread widens or tightens, the liability will decrease or increase.

In accordance with FSP FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), the Company deferred the adoption of SFAS 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. See Note 18 for additional information regarding the fair value of the Company's assets and liabilities.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007 and recorded a cumulative change in accounting principle resulting in an increase in the liability for unrecognized tax benefits and a decrease in beginning retained earnings of $4 million.

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). SOP 05-1 provides clarifying guidance on accounting for DAC associated with an insurance or annuity contract that is significantly modified or is internally replaced with another contract. Prior to adoption, the Company accounted for many of these transactions as contract continuations and continued amortizing existing DAC against revenue for the new or modified contract. Effective January 1, 2007, the Company adopted SOP 05-1 resulting in these transactions being prospectively accounted for as contract terminations. Consistent with this, the Company now anticipates these transactions in establishing amortization periods and other valuation assumptions. As a result of adopting SOP 05-1, the Company recorded as a cumulative change in accounting principle $206 million, reducing DAC by $204 million, DSIC by $11 million and liabilities for future policy benefits by $9 million. The after-tax decrease to retained earnings for these changes was $134 million.

4. Separation and Distribution from American Express

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

The Company incurred significant non-recurring separation costs in 2007 and 2006 as a result of the Separation. These costs were primarily associated with establishing the Ameriprise Financial brand, separating and reestablishing the Company's technology platforms and advisor and employee retention programs.

5. Acquisitions

In the fourth quarter of 2008, the Company completed its all-cash acquisitions of H&R Block Financial Advisors, Inc., subsequently renamed Ameriprise Advisor Services, Inc. ("AASI"), J. & W. Seligman & Co., Incorporated ("Seligman") and Brecek & Young Advisors, Inc. for $329 million, $432 million and $26 million, respectively. The cost of the acquisitions included the purchase price and transaction costs. These acquisitions further expanded the Company's retail distribution and asset management businesses. The Company recorded the assets and liabilities acquired at fair value and allocated the remaining costs to goodwill and intangible assets. See Note 2 and Note 9 for additional information on goodwill and intangible assets.

In 2006, the Company's subsidiary Ameriprise Bank, FSB ("Ameriprise Bank") commenced operations and purchased consumer loans and assumed deposits of American Express Bank, FSB ("AEBFSB"), a subsidiary of American Express. Ameriprise Bank acquired $493 million of customer loans and $963 million of customer deposits and received net cash of $470 million. The assets acquired and liabilities assumed were recorded at fair value. Separately, in 2006, the Company purchased $33 million of secured loans from American Express Credit Corporation for cash consideration. The Company recorded the loans purchased at fair value.

6. Variable Interest Entities

The Company has variable interests for which it is not the primary beneficiary and, therefore, does not consolidate. The Company's maximum exposure to loss as a result of its investment in these entities is limited to its carrying value. The Company has no obligation to provide further financial or other support to the VIEs nor has the Company provided any additional support to the VIEs other than services it is separately compensated for through management agreements. The Company had no liabilities recorded as of December 31, 2008 and 2007 related to these entities.

The Company is a limited partner in affordable housing partnerships which qualify for government sponsored low income housing tax credit programs. In most cases, the Company has less than 50% interest in the partnerships sharing in benefits and risks with other limited partners in proportion to the Company's ownership interest. In the limited cases in which the Company has a greater than 50% interest in affordable housing partnerships, it was determined that the relationship with the general partner is an agent relationship and the general partner was most closely related to the partnership as it is the key decision maker and controls the operations. The carrying values of the affordable housing partnerships are reflected in investments and were $54 million and $88 million as of December 31, 2008 and 2007, respectively.

For the collateralized debt obligations ("CDOs") managed by the Company, the Company has evaluated its variability in losses and returns considering its investment levels, which are less than 50% of the residual tranches, and the fees received from managing the structures and has determined that consolidation is not required. The carrying values of the CDOs are reflected in investments and were $50 million and $46 million as of December 31, 2008 and 2007, respectively. The Company manages $6.9 billion of underlying collateral consisting primarily of below investment grade syndicated bank loans within the CDOs.

The Company consolidates a VIE for which it is considered the primary beneficiary. As of December 31, 2008, the Company had investments of $10 million and non-recourse debt of $6 million, respectively, on the Consolidated Balance Sheet related to this entity.

7. Investments

The following is a summary of investments:

	December 31,
	2008	2007
	(in millions)
Available-for-Sale securities, at fair value	$22,873	$25,931
Commercial mortgage loans, net	2,887	3,097
Trading securities	501	504
Policy loans	729	706
Other investments	532	387

Total	$27,522	$30,625

Available-for-Sale Securities

Available-for-Sale securities distributed by type were as follows:

	December 31, 2008
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$13,687	$86	$(1,174)	$12,599
Mortgage and other asset backed securities	9,551	111	(736)	8,926
State and municipal obligations	1,024	4	(155)	873
U.S. government and agencies obligations	257	14	—	271
Foreign government bonds and obligations	95	17	(5)	107
Common and preferred stocks	53	6	(22)	37
Structured investments	31	19	—	50
Other debt	10	—	—	10

Total	$24,708	$257	$(2,092)	$22,873

	December 31, 2007
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$14,158	$113	$(328)	$13,943
Mortgage and other asset backed securities	10,517	38	(162)	10,393
State and municipal obligations	1,038	14	(17)	1,035
U.S. government and agencies obligations	322	7	(1)	328
Foreign government bonds and obligations	97	15	—	112
Common and preferred stocks	53	6	(1)	58
Structured investments	46	—	—	46
Other debt	16	—	—	16

Total	$26,247	$193	$(509)	$25,931

At December 31, 2008 and 2007, fixed maturity securities comprised approximately 83% and 85%, respectively, of the Company's total investments. These securities were rated by Moody's and Standard & Poor's ("S&P"), except for approximately $1.2 billion and $1.4 billion of securities at December 31, 2008 and 2007, respectively, which were rated by the Company's internal analysts using criteria similar to Moody's and S&P. Ratings on investment grade securities are presented using S&P's convention and, if the two agencies' ratings differ, the lower rating is used. A summary of fixed maturity securities by rating was as follows:

	December 31, 2008			December 31, 2007
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$9,475	$8,988	40%	$11,381	$11,277	44%
AA	1,698	1,571	7	2,637	2,613	10
A	4,689	4,396	19	4,292	4,253	16
BBB	7,299	6,707	29	6,150	6,069	24
Below investment grade	1,494	1,174	5	1,734	1,661	6

Total fixed maturities	$24,655	$22,836	100%	$26,194	$25,873	100%

At December 31, 2008 and 2007, approximately 45% and 39%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of shareholders' equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2008
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Corporate debt securities	$6,250	$(396)	$3,544	$(778)	$9,794	$(1,174)
Mortgage and other asset backed securities	1,611	(243)	2,014	(493)	3,625	(736)
State and municipal obligations	438	(64)	295	(91)	733	(155)
U.S. government and agencies obligations	—	—	11	—	11	—
Foreign government bonds and obligations	20	(5)	—	—	20	(5)
Common and preferred stocks	—	—	27	(22)	27	(22)

Total	$8,319	$(708)	$5,891	$(1,384)	$14,210	$(2,092)

	December 31, 2007
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Corporate debt securities	$1,514	$(45)	$8,159	$(283)	$9,673	$(328)
Mortgage and other asset backed securities	1,754	(73)	5,715	(89)	7,469	(162)
State and municipal obligations	414	(15)	73	(2)	487	(17)
U.S. government and agencies obligations	—	—	169	(1)	169	(1)
Foreign government bonds and obligations	—	—	2	—	2	—
Common and preferred stocks	49	(1)	—	—	49	(1)

Total	$3,731	$(134)	$14,118	$(375)	$17,849	$(509)

In evaluating potential other-than-temporary impairments, the Company considers the extent to which amortized cost exceeds fair value and the duration of that difference. The following tables summarize the unrealized losses by ratio of fair value to amortized cost:

	December 31, 2008
	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(in millions, except number of securities)
95% - 100%	328	$4,717	$(100)	105	$1,392	$(30)	433	$6,109	$(130)
90% - 95%	169	1,980	(152)	64	1,117	(96)	233	3,097	(248)
80% - 90%	162	974	(156)	124	1,624	(297)	286	2,598	(453)
Less than 80%	108	648	(300)	281	1,758	(961)	389	2,406	(1,261)

Total	767	$8,319	$(708)	574	$5,891	$(1,384)	1,341	$14,210	$(2,092)

	December 31, 2007
	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(in millions, except number of securities)
95% - 100%	316	$2,774	$(39)	719	$12,682	$(208)	1,035	$15,456	$(247)
90% - 95%	89	732	(57)	54	849	(60)	143	1,581	(117)
80% - 90%	11	216	(32)	33	490	(70)	44	706	(102)
Less than 80%	2	9	(6)	12	97	(37)	14	106	(43)

Total	418	$3,731	$(134)	818	$14,118	$(375)	1,236	$17,849	$(509)

As part of the Company's ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to changes in interest rates and credit spreads across sectors. The primary driver of increased unrealized losses during 2008 was the widening of credit spreads across sectors. A majority of the unrealized losses for the year ended December 31, 2008 related to corporate debt securities and mortgage backed and asset backed securities. From an overall perspective, the gross unrealized losses were not concentrated in any individual industries or with any individual securities. The securities with a fair value to amortized cost ratio of 80-90% primarily related to the banking, communications, energy, and utility industries. The total gross unrealized loss related to the banking industry was $91 million. The securities with a fair value to amortized cost ratio of less than 80% primarily related to the consumer cyclical, communications, real estate investment trusts, consumer non-cyclical, financial, and basic industries. The total gross unrealized losses related to the consumer cyclical industry were $129 million. The largest unrealized loss associated with an individual issuer, excluding GNMA, FNMA and FHLMC mortgage backed securities, was $41 million. The securities related to this issuer have a fair value to amortized cost ratio of 54% and have been in an unrealized loss position for more than 12 months. The Company believes that it will collect all principal and interest due on all investments that have amortized cost in excess of fair value. In addition, the Company has the ability and intent to hold these securities until anticipated recovery which may not be until maturity.

The Company regularly reviews Available-for-Sale securities for impairments in value considered to be other-than-temporary. See Note 2 for additional information regarding the Company's evaluation of potential other-than-temporary impairments.

The Company's total mortgage and asset backed exposure at December 31, 2008 was $8.9 billion, which included $5.2 billion of residential mortgage backed securities and $2.7 billion of commercial mortgage backed securities. At December 31, 2008, residential mortgage backed securities included $4.0 billion of agency-backed securities, $0.7 billion of Alt-A securities and $0.5 billion of prime, non-agency securities. With respect to the Alt-A securities, the majority are rated AAA. None of the structures are levered, and the majority of the AAA-rated holdings are "super senior" bonds, meaning they have more collateral support or credit enhancement than required to receive a AAA rating. The prime, non-agency securities are a seasoned portfolio, almost entirely 2005 and earlier production, with the vast majority AAA-rated. With regard to asset backed securities, the Company's exposure at December 31, 2008 was $1.0 billion, which included $0.2 billion of securities backed by subprime collateral. These securities are predominantly AAA-rated bonds backed by seasoned, traditional, first lien collateral. Holdings include both floating rate and short-duration, fixed securities. The Company has no other structured or hedge fund investments with exposure to subprime residential mortgages.

The change in net unrealized securities gains (losses) in other comprehensive income (loss) includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period

(holding gains (losses)); (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales and other-than-temporary impairments of Available-for-Sale securities (reclassification of realized gains (losses)); and (iii) other items primarily consisting of adjustments in asset and liability balances, such as DAC, DSIC and annuity liabilities to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.

The following table presents the components of the net unrealized securities gains (losses), net of tax, included in accumulated other comprehensive loss:

	2008	2007	2006
	(in millions)
Net unrealized securities losses at January 1	$(168)	$(187)	$(129)
Holding gains (losses), net of tax of $796, $20, and $54, respectively	(1,479)	38	(101)
Reclassification of realized losses (gains), net of tax of $265, $16, and $17, respectively	492	(29)	(33)
DAC, DSIC and annuity liabilities, net of tax of $104, $6, and $41, respectively	194	10	76

Net unrealized securities losses at December 31	$(961)	$(168)	$(187)

Available-for-Sale securities by maturity at December 31, 2008 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,727	$1,711
Due after one year through five years	7,989	7,450
Due after five years through 10 years	3,168	2,753
Due after 10 years	2,189	1,946

	15,073	13,860
Mortgage and other asset backed securities	9,551	8,926
Structured investments	31	50
Common and preferred stocks	53	37

Total	$24,708	$22,873

The expected payments on mortgage and other asset backed securities and structured investments may not coincide with their contractual maturities. As such, these securities, as well as common and preferred stocks, were not included in the maturities distribution.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, were as follows:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Gross realized gains from sales	$16	$73	$66
Gross realized losses from sales	(11)	(24)	(14)
Other-than-temporary impairments	(762)	(5)	(2)

The $762 million of other-than-temporary impairments in 2008 primarily related to credit-related losses on non-agency residential mortgage backed securities, corporate debt securities primarily in the financial services and gaming industries and asset backed and other securities. The $5 million of other-than-temporary impairments in 2007 related to corporate debt securities in the publishing and home building industries. The $2 million of other-than-temporary impairments in 2006 related to a corporate bond held in a consolidated CDO which was deconsolidated in 2007.

Commercial Mortgage Loans, Net

The following is a summary of commercial mortgage loans:

	December 31,
	2008	2007
	(in millions)
Commercial mortgage loans	$2,906	$3,115
Less: allowance for loan losses	(19)	(18)

Commercial mortgage loans, net	$2,887	$3,097

Commercial mortgage loans are first mortgages on real estate. The Company holds the mortgage documents, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements.

The balances of and changes in the allowance for loan losses were as follows:

	December 31,
	2008	2007	2006
	(in millions)
Balance at January 1	$18	$40	$44
Provision for loan losses	1	(22)	—
Foreclosures, write-offs and loan sales	—	—	(4)

Balance at December 31	$19	$18	$40

Concentrations of credit risk of commercial mortgage loans by region were as follows:

	December 31,
	2008		2007
	On-Balance Sheet	Funding Commitments	On-Balance Sheet	Funding Commitments
	(in millions)
Commercial mortgage loans by U.S. region:
Atlantic	$924	$3	$984	$22
North Central	666	10	736	33
Mountain	340	11	369	9
Pacific	480	20	492	21
South Central	307	—	323	8
New England	189	—	211	8

	2,906	44	3,115	101
Less: allowance for loan losses	(19)	—	(18)	—

Total	$2,887	$44	$3,097	$101

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	December 31,
	2008		2007
	On-Balance Sheet	Funding Commitments	On-Balance Sheet	Funding Commitments
	(in millions)
Commercial mortgage loans by U.S. property type:
Office buildings	$817	$18	$932	$12
Shopping centers and retail	896	23	897	66
Apartments	414	1	461	8
Industrial buildings	512	2	549	9
Hotels and motels	79	—	81	—
Medical buildings	41	—	54	—
Other	147	—	141	6

	2,906	44	3,115	101
Less: allowance for loan losses	(19)	—	(18)	—

Total	$2,887	$44	$3,097	$101

Commitments to fund commercial mortgages were made in the ordinary course of business. The funding commitments at December 31, 2008 and 2007 approximate fair value.

Trading Securities

Net recognized losses related to trading securities were $88 million at December 31, 2008 and net recognized gains were $3 million and $41 million for the years ended December 31, 2007 and 2006, respectively.

8. Deferred Acquisition Costs and Deferred Sales Inducement Costs

During the third quarter of 2008, the Company completed the annual detailed review of valuation assumptions for products of RiverSource Life companies. In addition, during the third quarter of 2008, the Company converted to a new industry standard valuation system that provides enhanced modeling capabilities.

The total pretax impacts on the Company's assets and liabilities attributable to the review of valuation assumptions for products of RiverSource Life companies and the valuation system conversion during the third quarter of 2008 and the review of the valuation assumptions for products of RiverSource Life companies during the third quarter of 2007 and 2006 were as follows:

Balance Sheet Impact Debit (Credit)	DAC	Other Assets	Other Liabilities	Future Policy Benefits and Claims	Receivables	Total
	(in millions)
2008 period	$(82)	$(5)	$5	$96	$92	$106
2007 period	(16)	3	—	(15)	(2)	(30)
2006 period	38	—	—	(12)	(1)	25

The total pretax impacts on the Company's revenues and expenses attributable to the review of valuation assumptions for products of RiverSource Life companies and the valuation system conversion for the year ended December 31, 2008 and the review of the valuation assumptions for products of RiverSource Life companies for the year ended December 31, 2007 and 2006 were as follows:

Pretax Benefit (Charge)	Premiums	Other Revenues	Benefits, Claims, Losses, and Settlement Expenses	Amortization of DAC	Distribution Expenses	Total
	(in millions)
2008 period	$2	$95	$90	$(82)	$1	$106
2007 period	—	(2)	(12)	(16)	—	(30)
2006 period	—	(1)	(12)	38	—	25

The balances of and changes in DAC were as follows:

	2008	2007	2006
	(in millions)
Balance at January 1	$4,503	$4,499	$4,182
Cumulative effect of accounting change	36	(204)	—
Capitalization of acquisition costs	648	771	744
Amortization, excluding impacts of valuation assumptions review and valuation system conversion	(851)	(535)	(510)
Amortization, impact of valuation assumptions review and valuation system conversion	(82)	(16)	38
Impact of change in net unrealized securities losses (gains)	228	(12)	45

Balance at December 31	$4,482	$4,503	$4,499

The balances of and changes in DSIC were as follows:

	2008	2007	2006
	(in millions)
Balance at January 1	$511	$452	$370
Cumulative effect of accounting change	9	(11)	—
Capitalization of sales inducements	87	124	126
Amortization, excluding impacts of valuation assumptions review and valuation system conversion	(115)	(56)	(48)
Amortization, impact of valuation assumptions review and valuation system conversion	(6)	3	—
Impact of change in net unrealized securities losses (gains)	32	(1)	4

Balance at December 31	$518	$511	$452

Effective January 1, 2008, the Company adopted SFAS 157 and recorded as a cumulative change in accounting principle a pretax increase of $36 million and $9 million to DAC and DSIC, respectively. See Note 3 and Note 18 for additional information regarding SFAS 157.

Effective January 1, 2007, the Company adopted SOP 05-1 and recorded as a cumulative change in accounting principle a pretax reduction of $204 million and $11 million to DAC and DSIC, respectively.

9. Goodwill and Other Intangibles

Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are instead subject to impairment tests. For the years ended December 31, 2008, 2007 and 2006 the tests did not indicate impairment. Identifiable intangible assets with indefinite useful lives acquired during the year ended December 31, 2008 included contracts of $9 million and trade name assets of $10 million. The gross carrying amount of these assets was $19 million as of December 31, 2008. As of December 31, 2007, the Company did not have any identifiable intangible assets with indefinite useful lives.

The changes in the carrying amount of goodwill reported in the Company's four main operating segments were as follows:

	Advice & Wealth Management	Asset Management	Annuities	Protection	Consolidated
	(in millions)
Balance at January 1, 2007(1)	$98	$449	$46	$45	$638
Acquisitions	—	4	—	—	4
Foreign currency translation and other adjustments	—	1	—	—	1

Balance at December 31, 2007(1)	98	454	46	45	643
Acquisitions	200	354	—	—	554
Foreign currency translation and other adjustments	—	(106)	—	—	(106)

Balance at December 31, 2008	$298	$702	$46	$45	$1,091

(1)
Balances have been reclassified between segments.

Definite-lived intangible assets consisted of the following:

	December 31,
	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$89	$(16)	$73	$40	$(17)	$23
Contracts	178	(64)	114	153	(61)	92
Other	133	(39)	94	146	(41)	105

Total	$400	$(119)	$281	$339	$(119)	$220

Definite-lived intangible assets acquired during the year ended December 31, 2008 were as follows:

	Amount assigned	Weighted-average Amortization Period
	(in millions)	(in years)
Customer relationships	$22	12
Contracts	65	13
Other	59	13

Total	$146	13

The impact on net definite-lived intangible assets due to changes in foreign currency exchange rates was a decrease of $53 million for the year ended December 31, 2008 and an increase of $3 million and $29 million for the years ended December 31, 2007 and 2006, respectively. The aggregate amortization expense for definite-lived intangible assets during the years ended December 31, 2008, 2007 and 2006 was $25 million, $27 million and $20 million, respectively. In 2008 and 2007, the Company had impairment charges of $8 million and $1 million, respectively, related to Asset Management contracts.

Estimated intangible amortization expense as of December 31, 2008, for the next five years was as follows:

(in millions)
2009	$29
2010	28
2011	26
2012	26
2013	13

10. Reinsurance

Generally, the Company reinsures 90% of the death benefit liability related to individual fixed and variable universal life and term life insurance products. As a result, the Company typically retains and is at risk for, at most, 10% of each policy's death benefit from the first dollar of coverage for new sales of these policies, subject to the reinsurers fulfilling their obligations. The Company began reinsuring risks at this level beginning in 2001 for term life insurance and 2002 for individual fixed and variable universal life insurance. Policies issued prior to these dates are not subject to these same reinsurance levels. Generally, the maximum amount of life insurance risk retained by the Company is $1.5 million (increased from $750,000 during 2008) on a single life and $1.5 million on any flexible premium survivorship life policy. Risk on fixed and variable universal life policies is reinsured on a yearly renewable term basis. Risk on most term life policies starting in 2001 is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionally in all material risks and premiums associated with a policy.

For existing long term care policies, RiverSource Life (and RiverSource Life of NY for 1996 and later issues) retained 50% of the risk and ceded the remaining 50% of the risk on a coinsurance basis to a subsidiary of Genworth Financial, Inc. ("Genworth").

In addition, the Company assumes life insurance and fixed annuity risk under reinsurance arrangements with unaffiliated insurance companies.

Generally, the Company retains at most $5,000 per month of risk per life on disability income policies sold on policy forms introduced in October 2007 in most states and reinsures the remainder of the risk on a coinsurance basis with unaffiliated reinsurance companies. The Company retains all risk for new claims on disability income contracts sold on other policy forms. The Company also retains all risk on accidental death benefit claims and substantially all risk associated with waiver of premium provisions.

The Company also reinsures a portion of the risks associated with its personal auto and home insurance products through two types of reinsurance agreements with unaffiliated reinsurance companies. The Company purchases reinsurance with a limit of $4.6 million per loss and the Company retains $400,000 per loss. The Company purchases catastrophe reinsurance and retains $10 million of loss per event with loss recovery up to $80 million per event.

The effect of reinsurance on premiums was as follows:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Direct premiums	$1,253	$1,211	$1,194
Reinsurance assumed	2	2	3
Reinsurance ceded	(164)	(150)	(127)

Net premiums	$1,091	$1,063	$1,070

Cost of insurance and administrative charges on universal and variable universal life insurance are reflected in other revenues and were $672 million, $519 million and $477 million for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts were net of reinsurance ceded of $61 million, $57 million and $55 million for the years ended December 31, 2008, 2007 and 2006, respectively. Reinsurance recovered from reinsurers was $151 million, $130 million and $129 million for the years ended December 31, 2008, 2007 and 2006, respectively. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

Receivables included $1.6 billion and $1.3 billion of reinsurance recoverables as of December 31, 2008 and 2007, respectively, including $1.2 billion and $1.0 billion recoverable from Genworth, respectively. Included in future policy benefits and claims were $689 million and $730 million related to assumed reinsurance arrangements as of December 31, 2008 and 2007, respectively.

11. Future Policy Benefits and Claims and Separate Account Liabilities

Future policy benefits and claims consisted of the following:

	December 31,
	2008	2007
	(in millions)
Fixed annuities	$14,058	$14,382
Equity indexed annuities accumulated host values	228	253
Equity indexed annuities embedded derivatives	16	53
Variable annuities fixed sub-accounts	5,623	5,419
Variable annuity GMWB	1,471	136
Variable annuity GMAB	367	33
Other variable annuity guarantees	67	27

Total annuities	21,830	20,303

Variable universal life ("VUL")/universal life ("UL") insurance	2,526	2,568
Other life, disability income and long term care insurance	4,397	4,106
Auto, home and other insurance	368	378
Policy claims and other policyholders' funds	172	91

Total	$29,293	$27,446

Separate account liabilities consisted of the following:

	December 31,
	2008	2007
	(in millions)
Variable annuity variable sub-accounts	$37,657	$51,764
VUL insurance variable sub-accounts	4,091	6,244
Other insurance variable sub-accounts	39	62
Threadneedle investment liabilities	2,959	3,904

Total	$44,746	$61,974

Fixed Annuities

Fixed annuities include both deferred and payout contracts. Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. The Company generally invests the proceeds from the annuity payments in fixed rate securities. The interest rate risks under these obligations were partially hedged with derivative instruments designated as a cash flow hedge of the interest credited on forecasted sales. As of January 1, 2007, the hedge designation was removed. See Note 20 for additional information regarding the Company's derivative instruments.

Equity Indexed Annuities

The Index 500 Annuity, the Company's equity indexed annuity product, is a single premium deferred fixed annuity. The contract is issued with an initial term of seven years and interest earnings are linked to the S&P 500 Index. This annuity has a minimum interest rate guarantee of 3% on 90% of the initial premium, adjusted for any surrenders. The Company generally invests the proceeds from the annuity deposits in fixed rate securities and hedges the equity risk with derivative instruments. See Note 20 for additional information regarding the Company's derivative instruments.

Variable Annuities

Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account. A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.

Most of the variable annuity contracts issued by the Company contain one or more guaranteed benefits, including GMWB, GMAB, GMDB and GGU provisions. The Company previously offered contracts with GMIB provisions. See Note 2 and Note 12 for additional information regarding the Company's variable annuity guarantees. The Company does not currently hedge its risk under the GMDB, GGU and GMIB provisions. The total value of variable annuity contracts with GMWB riders decreased from $13.1 billion at December 31, 2007 to $12.7 billion at December 31, 2008. The total value of variable annuity contracts with GMAB riders decreased from $2.3 billion at December 31, 2007 to $2.0 billion at December 31, 2008. See Note 20 for additional information regarding derivative instruments used to hedge GMWB and GMAB risk.

Insurance Liabilities

VUL/UL is the largest group of insurance policies written by the Company. Purchasers of VUL can select from a variety of investment options and can elect to allocate a portion to a fixed account. A vast majority of the premiums received for VUL contracts are held in separate accounts where the assets are held for the exclusive benefit of those policyholders. The Company also offers term and whole life insurance as well as disability products. The Company no longer offers long term care products but has in force policies from prior years. Insurance liabilities include accumulation values, unpaid reported claims, incurred but not reported claims and obligations for anticipated future claims.

Threadneedle Investment Liabilities

Threadneedle provides a range of unitized pooled pension funds, which invest in property, stocks, bonds and cash. These funds are part of the long term business fund of Threadneedle's subsidiary, Threadneedle Pensions Limited. The investments are selected by the clients and are based on the level of risk they are willing to assume. All investment performance, net of fees, is passed through to the investors. The value of the liabilities represents the value of the units in issue of the pooled pension funds.

12. Variable Annuity and Insurance Guarantees

The majority of the variable annuity contracts offered by the Company contain GMDB provisions. The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings, which are referred to as GGU benefits. In addition, the Company offers contracts with GMWB and GMAB provisions. The Company previously offered contracts containing GMIB provisions. See Note 2 and Note 11 for additional information regarding the liabilities related to variable annuity guarantees.

The GMDB provisions provide a specified minimum return upon death of the contractholder. The death benefit payable is the greater of (i) the contract value less any purchase payment credits subject to recapture less a pro-rata portion of any rider fees, or (ii) the GMDB provisions specified in the contract. The Company has three primary GMDB provisions:

•
Return of premium—provides purchase payments minus adjusted partial surrenders.

•
Reset—provides that the value resets to the account value every sixth contract anniversary minus adjusted partial surrenders. This provision is often provided in combination with the return of premium provision. This provision is no longer offered.

•
Ratchet—provides that the value ratchets up to the maximum account value at specified anniversary intervals, plus subsequent purchase payments less adjusted partial surrenders.

The variable annuity contracts with GMWB riders typically have account values that are based on an underlying portfolio of mutual funds, the values of which fluctuate based on equity market performance. At issue, the guaranteed amount is equal to the amount deposited but the guarantee may be increased annually to the account value (a "step-up") in the case of favorable market performance. The GMWB offered initially guarantees that the contractholder can withdraw 7% per year until the amount withdrawn is equal to the guaranteed amount, regardless of the performance of the underlying funds. In 2006, the Company began offering an enhanced withdrawal benefit that gives contractholders a choice to withdraw 6% per year for the life of the contractholder ("GMWB for life") or 7% per year until the amount withdrawn is equal to the guaranteed amount. In 2007, the Company added a new GMWB benefit design that is available in a joint version that promises 6% withdrawals while either contractholder remains alive. In addition, once withdrawals begin, the contractholder's funds are moved to one of the three less aggressive asset allocation models (of the five that are available prior to withdrawal).

Variable annuity contractholders age 79 or younger at contract issue can also obtain a principal-back guarantee by purchasing the optional GMAB rider for an additional charge. The GMAB rider guarantees that, regardless of market performance at the end of the 10-year waiting period, the contract value will be no less than the original investment or 80% of the highest anniversary value, adjusted for withdrawals. If the contract value is less than the guarantee at the end of the 10 year period, a lump sum will be added to the contract value to make the contract value equal to the guarantee value.

Certain universal life contracts offered by the Company provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

The following table provides summary information related to all variable annuity guarantees for which the Company has established additional liabilities:

	December 31, 2008				December 31, 2007
Variable annuity guarantees by benefit type(1)	Total contract value	Contract value in separate accounts	Net amount at risk(2)	Weighted average attained age	Total contract value	Contract value in separate accounts	Net amount at risk(2)	Weighted average attained age
	(in millions, except age)
GMDB:
Return of Premium	$22,249	$20,153	$4,873	61	$25,804	$23,892	$26	60
Six-Year Reset	12,719	10,063	2,802	61	20,231	17,617	167	60
One-Year Ratchet	5,770	5,061	2,163	62	7,908	7,143	81	61
Five-Year Ratchet	951	888	199	59	1,211	1,163	1	58
Other	471	429	192	66	693	639	12	65

Total—GMDB	$42,160	$36,594	$10,229	61	$55,847	$50,454	$287	60

GGU death benefit	$699	$619	$65	63	$950	$873	$80	62

GMIB	$567	$511	$245	63	$927	$859	$18	62

GMWB:
GMWB	$3,513	$3,409	$1,312	63	$5,104	$4,980	$22	62
GMWB for life	9,194	8,764	2,704	63	7,958	7,685	33	62

Total—GMWB	$12,707	$12,173	$4,016	63	$13,062	$12,665	$55	62

GMAB	$2,006	$1,937	$608	56	$2,260	$2,205	$3	55

(1)
Individual variable annuity contracts may have more than one guarantee and therefore may be included in more than one benefit type. Variable annuity contracts for which the death benefit equals account value are not shown in this table.

(2)
Represents the current guaranteed benefit amount in excess of the current contract value. GMIB, GMWB and GMAB benefits are subject to waiting periods and payment periods specified in the contract. As a result of the recent market decline, the amount by which guarantees exceed the accumulation value has increased significantly.

Changes in additional liabilities (assets) were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Liability (asset) balance on January 1, 2007	$26	$5	$(12)	$(5)	$1
Incurred claims	1	—	148	38	4
Paid claims	(3)	(2)	—	—	(1)

Liability balance at December 31, 2007	24	3	136	33	4
Incurred claims	58	10	1,335	334	6
Paid claims	(27)	(1)	—	—	(3)

Liability balance at December 31, 2008	$55	$12	$1,471	$367	$7

The liabilities for guaranteed benefits are supported by general account assets.

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2008	2007
	(in millions)
Mutual funds:
Equity	$21,899	$34,540
Bond	12,135	12,549
Other	3,463	4,478

Total mutual funds	$37,497	$51,567

No gains or losses were recognized on assets transferred to separate accounts for the periods presented.

13. Customer Deposits

Customer deposits consisted of the following:

	December 31,
	2008	2007
	(in millions)
Fixed rate certificates	$3,909	$2,616
Stock market based certificates	909	1,031
Stock market embedded derivative reserve	5	32
Other	62	78
Less: accrued interest classified in other liabilities	(11)	(18)

Total investment certificate reserves	4,874	3,739

Brokerage deposits	1,988	1,100
Banking deposits	1,367	1,367

Total	$8,229	$6,206

Investment Certificates

The Company offers fixed rate investment certificates primarily in amounts ranging from $1,000 to $1 million with terms ranging from three to 36 months. Investment certificates may be purchased either with a lump sum payment or installment payments. Certificate product owners are entitled to receive, at maturity, a definite sum of money. Payments from certificate owners are credited to investment certificate reserves. Investment certificate reserves generally accumulate interest at specified percentage rates. Reserves are maintained for advance payments made by certificate owners, accrued interest thereon and for additional credits in excess of minimum guaranteed rates and accrued interest thereon. On certificates allowing for the deduction of a surrender charge, the cash surrender values may be less than accumulated investment certificate reserves prior to maturity dates. Cash surrender values on certificates allowing for no surrender charge are equal to certificate reserves. The Company generally invests the proceeds from investment certificates in fixed and variable rate securities. The Company may hedge the interest rate risks under these obligations with derivative instruments. As of December 31, 2008 and 2007, there were no outstanding derivatives to hedge these interest rate risks.

Certain investment certificate products have returns tied to the performance of equity markets. The Company guarantees the principal for purchasers who hold the certificate for the full 52-week term and purchasers may participate in increases in the stock market based on the S&P 500 Index, up to a maximum return. Purchasers can choose 100% participation in the market index up to the cap or 25% participation plus fixed interest with a combined total up to the cap. Current in force certificates have maximum returns of 6% or 7%. The equity component of these certificates is considered an embedded derivative and is accounted for separately. The change in fair values of the embedded derivative reserve is reflected in banking and deposit interest expense. See Note 20 for addition information about derivative instruments used to economically hedge the price risk related to the Company's stock market certificates.

14. Debt

Debt and the stated interest rates were as follows:

	Outstanding Balance December 31,		Stated Interest Rate December 31,
	2008	2007	2008	2007
	(in millions)
Senior notes due 2010	$800	$800	5.4%	5.4%
Senior notes due 2015	700	700	5.7	5.7
Junior subordinated notes due 2066	457	500	7.5	7.5
Municipal bond inverse floater certificates due 2021	6	18	2.2	3.7
Floating rate revolving credit borrowings due 2013	64	—	3.6	—

Total	$2,027	$2,018

On November 23, 2005, the Company issued $1.5 billion of unsecured senior notes ("senior notes") including $800 million of five-year senior notes which mature November 15, 2010 and $700 million of 10-year senior notes which mature November 15, 2015, and incurred debt issuance costs of $7 million. Interest payments are due semi-annually on May 15 and November 15.

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

On May 26, 2006, the Company issued $500 million of unsecured junior subordinated notes ("junior notes"), which mature June 1, 2066, and incurred debt issuance costs of $6 million. For the initial 10-year period, the junior notes carry a fixed interest rate of 7.5% payable semi-annually in arrears on June 1 and December 1. From June 1, 2016 until the maturity date, interest on the junior notes will accrue at an annual rate equal to the three-month LIBOR plus a margin equal to 290.5 basis points, payable quarterly in arrears. The Company has the option to defer interest payments, subject to certain limitations. In addition, interest payments are mandatorily deferred if the Company does not meet specified capital adequacy, net income or shareholders' equity levels. In the fourth quarter of 2008, the Company extinguished $43 million of its junior notes and recognized a gain of $19 million in other revenues.

The municipal bond inverse floater certificates mature in 2021 and are non-recourse debt obligations of a consolidated structured entity supported by a $10 million portfolio of municipal bonds.

The floating rate revolving credit borrowings at December 31, 2008 are non-recourse debt related to certain consolidated property funds. The debt is due in 2013 and will be extinguished with the cash flows from the sale of the investments held within the partnerships.

On September 30, 2005, the Company obtained an unsecured revolving credit facility for $750 million expiring in September 2010 from various third party financial institutions. Under the terms of the credit agreement, the Company may increase the amount of this facility to $1.0 billion. As of December 31, 2008 and 2007, no borrowings were outstanding under this facility. Outstanding letters of credit issued against this facility were $2 million and $6 million as of December 31, 2008 and 2007, respectively. The Company has agreed under this credit agreement not to pledge the shares of its principal subsidiaries and was in compliance with this covenant as of December 31, 2008 and 2007.

At December 31, 2008, future maturities of debt were as follows:

(in millions)
2009	$—
2010	800
2011	—
2012	—
2013	64
Thereafter	1,163

Total future maturities	$2,027

15. Related Party Transactions

The Company may engage in transactions in the ordinary course of business with significant shareholders or their subsidiaries, between the Company and its directors and officers or with other companies whose directors or officers may also serve as directors or officers for the Company or its subsidiaries. The Company carries out these transactions on customary terms. Other than for the share repurchase from Berkshire Hathaway Inc. and subsidiaries described below, the transactions have not had a material impact on the Company's consolidated results of operations or financial condition.

Berkshire Hathaway Inc. ("Berkshire") and subsidiaries owned less than 5% of the Company's common stock at December 31, 2008, 2007 and 2006 and 12% of the Company's common stock at December 31, 2005. On March 29, 2006, the Company entered into a Stock Purchase and Sale Agreement with Warren E. Buffet and Berkshire to repurchase 6.4 million shares of the Company's common stock. The repurchase was completed on March 29, 2006 at a price per share equal to the March 29, 2006 closing price of $42.91.

The Company's executive officers and directors may have transactions with the Company or its subsidiaries involving financial products and insurance services. All obligations arising from these transactions are in the ordinary course of the Company's business and are on the same terms in effect for comparable transactions with the general public. Such obligations involve normal risks of collection and do not have features or terms that are unfavorable to the Company's subsidiaries.

16. Share-Based Compensation

The Company's share-based compensation plans consist of the Amended and Restated Ameriprise Financial 2005 Incentive Compensation Plan (the "2005 ICP"), the Ameriprise Financial 2008 Employment Incentive Equity Award Plan (the "2008 Plan"), and the Amended Deferred Equity Program for Independent Financial Advisors ("P2 Deferral Plan").

In accordance with the Employee Benefits Agreement ("EBA") entered into between the Company and American Express as part of the Distribution, all American Express stock options and restricted stock awards held by the Company's employees which had not vested on or before December 31, 2005 were substituted with a stock option or restricted stock award issued under the 2005 ICP. All American Express stock options and restricted stock awards held by the Company's employees that vested on or before December 31, 2005 remained American Express stock options or restricted stock awards. Current taxes payable for 2008 and 2007 were reduced by $27 million and $15 million, respectively, for tax benefits related to the American Express awards that vested on or before December 31, 2005.

The components of the Company's share-based compensation expense, net of forfeitures, were as follows:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Stock options	$40	$37	$35
Restricted stock awards	57	52	46
Restricted stock units	51	54	32

Total	$148	$143	$113

For the years ended December 31, 2008, 2007 and 2006, the total income tax benefit recognized by the Company related to the share-based compensation expense was $52 million, $50 million and $39 million, respectively.

As of December 31, 2008, there was $151 million of total unrecognized compensation cost related to non-vested awards under the Company's share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Amended and Restated Ameriprise Financial 2005 Incentive Compensation Plan

The 2005 ICP, which was amended and approved by shareholders on April 25, 2007, provides for the grant of cash and equity incentive awards to directors, employees and independent contractors, including stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance shares and similar awards designed to comply with the applicable federal regulations and laws of jurisdiction. Under the 2005 ICP, a maximum of 37.9 million shares may be issued. Of this total, no more than 4.4 million shares may be issued after April 25, 2007 for full value awards, which are awards other than stock options and stock appreciation rights. Shares issued under the 2005 ICP may be authorized and unissued shares or treasury shares.

Deferred Compensation Plan

The Deferred Compensation Plan ("DCP") is part of the 2005 ICP and gives certain employees the choice to defer a portion of their bonus, which can be invested in investment options as provided by the DCP, including the Ameriprise Financial Stock Fund. The Company provides a match if the participant deferrals are invested in the Ameriprise Financial Stock Fund. Participant deferrals vest immediately and the Company match vests after three years. Distributions are made in cash for which the Company has recorded a liability, or shares of the Company's common stock for the portion of the deferral invested in the Ameriprise Financial Stock Fund and the related Company match, for which the Company has recorded in equity. Compensation expense related to the Company match is recognized on a straight-line basis over the vesting period. The participant deferrals are expensed when incurred. As of December 31, 2008 and 2007, the liability balance related to the DCP was $44 million and $55 million, respectively.

Ameriprise Financial 2008 Employment Incentive Equity Award Plan

The 2008 Plan is designed to align new employees' interests with those of the shareholders of the Company and attract and retain new employees. The 2008 Plan provides for the grant of equity incentive awards to new employees who became employees in connection with a merger or acquisition, including stock options, restricted stock awards, restricted stock units, and other equity based awards designed to comply with the applicable federal and foreign regulations and laws of jurisdiction. Under the 2008 Plan, a maximum of 6.0 million shares may be issued. Awards granted under the 2008 Plan may be settled in cash and/or shares of the Company's common stock or other property according to the award's terms. As of December 31, 2008, there were no awards granted under the 2008 Plan.

Stock Options

Stock options granted have an exercise price not less than 100% of the current fair market value of a share of common stock on the grant date and a maximum term of 10 years. Stock options granted generally vest ratably over three to four years. Vesting of option awards may be accelerated based on age and length of service. Stock options granted are expensed on a straight-line basis over the option vesting period based on the estimated fair value of the awards on the date of grant using a Black-Scholes option-pricing model.

The following weighted average assumptions were used for stock option grants:

	2008	2007	2006
Dividend yield	1.0%	1.0%	1.0%
Expected volatility	27%	20%	27%
Risk-free interest rate	3.0%	4.7%	4.5%
Expected life of stock option (years)	5.3	4.5	4.5

The dividend yield assumption assumes the Company's average dividend payout would continue with no changes. The expected volatility for grants in 2008 and 2007 was based on historical volatilities experienced by a peer group of companies, the Company's implied volatility and the Company's historical stock volatility since Distribution. The expected volatility for grants in 2006 was based on historical and implied volatilities experienced by a peer group of companies and the limited trading experience of the Company's shares in that year. The risk free interest rate for periods within the expected option life is based on the U.S. Treasury yield curve at the grant date. The expected life of the option is based on experience while the Company was a part of American Express and subsequent experience after the Distribution.

The weighted average grant date fair value for options granted during 2008, 2007 and 2006 was $14.00, $13.69 and $12.08, respectively.

A summary of the Company's stock option activity for 2008 is presented below (shares and intrinsic value in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	13.2	$38.62	7.5	$217
Granted	2.6	51.20	—	—
Exercised	(0.3)	33.46	—	—
Forfeited	(0.4)	38.04	—	—

Outstanding at December 31	15.1	$40.79	7.0	$2

Exercisable at December 31	8.5	$35.66	6.2	$2

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $5 million, $43 million and $16 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Restricted Stock Awards

Restricted stock awards generally vest ratably over three to four years or at the end of five years. Vesting of restricted stock awards may be accelerated based on age and length of service. Compensation expense for restricted stock awards is based on the market price of Ameriprise Financial stock on the date of grant and is amortized on a straight-line basis over the vesting period. Quarterly dividends are paid on restricted stock, as declared by the Company's Board of Directors, during the vesting period and are not subject to forfeiture.

Certain advisors receive a portion of their compensation in the form of restricted stock awards which are subject to forfeiture based on future service requirements. The Company provides a match of these restricted stock awards equal to one half of the restricted stock awards earned for 2006 and one quarter for 2007 and 2008.

A summary of the Company's restricted stock award activity for 2008 is presented below (shares in millions):

	Shares	Weighted Average Exercise Price
Non-vested shares at January 1	3.3	$44.49
Granted	1.1	49.83
Vested	(1.2)	41.16
Forfeited	(0.3)	47.20

Non-vested shares at December 31	2.9	$48.19

The fair value of restricted stock vested during the years ended December 31, 2008 and 2007 was $59 million and $75 million, respectively.

Restricted Stock Units

The 2005 ICP provides for the grant of deferred share units to non-employee directors of the Company and restricted stock units to employees. The director awards are fully vested upon issuance. The deferred share units are settled for Ameriprise Financial common stock upon the director's termination of service. The employee awards generally vest ratably over three to four years. Compensation expense for deferred share units and restricted stock units is based on the market price of Ameriprise Financial stock on the date of grant. Restricted stock units granted to employees are amortized on a straight-line basis over the vesting period or accelerated basis due to retirement eligibility. Deferred share units granted to non-employee directors are expensed immediately. Restricted stock units include units awarded under the DCP.

As of December 31, 2008, there were approximately 0.7 million units outstanding of restricted stock units, including deferred share units, of which approximately 0.5 million were fully vested.

Deferred Equity Program for Independent Financial Advisors

The P2 Deferral Plan, which was amended in April 2008, gives certain advisors the choice to defer a portion of their commissions in the form of share-based awards, which are subject to forfeiture based on future service requirements. The Company provides a match on the advisor deferrals, which participants can elect to receive in cash or shares of common stock. The P2 Deferral Plan allows for the grant of share-based awards of up to 8.5 million shares of common stock.

The number of units awarded is based on the performance measures, deferral percentage and the market value of Ameriprise Financial common stock on the deferral date as defined by the plan. As independent financial advisors are not employees of the Company, the awards are expensed based on the stock price of the Company's common stock up to the vesting date. The share-based awards generally vest ratably over four years, beginning on January 1 of the year following the plan year in which the award was made. The P2 Deferral Plan allows for accelerated vesting of the share-based awards based on age and years as an advisor. Commission expense is recognized on a straight-line basis over the vesting period. For the years ended December 31, 2008, 2007 and 2006, share-based expense related to restricted stock units was $44 million, $52 million, and $31 million, respectively, for share-based awards under the P2 Deferral Plan.

As of December 31, 2008, there were approximately 3.7 million units outstanding under the P2 Deferral Plan, of which approximately 2.3 million were fully vested.

17. Regulatory Requirements

Restrictions on the transfer of funds exist under regulatory requirements applicable to certain of the Company's subsidiaries. At December 31, 2008, the aggregate amount of unrestricted net assets was approximately $1.3 billion.

The National Association of Insurance Commissioners ("NAIC") defines Risk-Based Capital ("RBC") requirements for insurance companies. The RBC requirements are used by the NAIC and state insurance regulators to identify companies that merit regulatory actions designed to protect policyholders. These requirements apply to both the Company's life and property casualty insurance companies. In addition, IDS Property Casualty is subject to the statutory surplus requirements of the State of Wisconsin. The Company's life and property casualty companies each met their respective minimum RBC requirements.

State insurance statutes also contain limitations as to the amount of dividends and distributions that insurers may make without providing prior notification to state regulators. For RiverSource Life, dividends in excess of statutory unassigned funds require advance notice to the Minnesota Department of Commerce, RiverSource Life's primary regulator, and are subject to potential disapproval. In addition, dividends whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (1) the previous year's statutory net gain from operations or (2) 10% of the previous year-end statutory capital and surplus are referred to as "extraordinary dividends." Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval.

Ameriprise Certificate Company ("ACC") is registered as an investment company under the Investment Company Act of 1940 (the "1940 Act"). ACC markets and sells investment certificates to clients. ACC is subject to various capital requirements under the 1940 Act, laws of the State of Minnesota and understandings with the Securities and Exchange Commission ("SEC") and the Minnesota Department of Commerce. The terms of the investment certificates issued by ACC and the provisions of the 1940 Act also require the maintenance by ACC of qualified assets. Under the provisions of its certificates and the 1940 Act, ACC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $4.9 billion and $3.7 billion at December 31, 2008 and 2007, respectively. ACC had qualified assets of $5.1 billion and $4.0 billion at December 31, 2008 and 2007, respectively. ACC's capital ratio, as of December 31, 2008, had dropped to 4.61% and 4.97% per the Minnesota Department of Commerce and SEC capital requirements, respectively. Ameriprise Financial promptly provided additional capital to ACC in January 2009 to bring capital back above the 5% requirement per the Minnesota Department of Commerce and SEC capital requirements. Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements, up to a maximum commitment of $115 million.

Threadneedle's required capital is based on the requirements specified by the United Kingdom's regulator, the Financial Services Authority, under its Capital Adequacy Requirements for asset managers.

The Company has eight broker-dealer subsidiaries, American Enterprise Investment Services, Inc. ("AEIS"), Ameriprise Financial Services, Inc. ("AFSI"), Securities America, Inc. ("SAI"), RiverSource Distributors, Inc. ("RSD"), RiverSource Fund

Distributors, Inc. ("RSFD"), RiverSource Services, Inc. ("RSSI"), Ameriprise Advisor Services, Inc. ("AASI") and Brecek & Young Advisors, Inc. The broker-dealers are subject to the net capital requirements of the Financial Industry Regulatory Authority ("FINRA") and the Uniform Net Capital requirements of the SEC under Rule 15c3-1 of the Securities Exchange Act of 1934. AASI is also subject to regulatory reporting requirements established by the U.S. Commodity Futures Trading Commission.

Ameriprise Trust Company is subject to capital adequacy requirements under the laws of the State of Minnesota as enforced by the Minnesota Department of Commerce.

The initial capital of Ameriprise Bank, per Federal Deposit Insurance Corporation policy, should be sufficient to provide a Tier 1 capital to assets leverage ratio of not less than 8% throughout its first three years of operation. For purposes of completing the bank's regulatory reporting, the Office of Thrift Supervision ("OTS") requires Ameriprise Bank to maintain a Tier 1 (core) capital requirement based upon 4% of total assets adjusted per the OTS, and total risk-based capital based upon 8% of total risk-weighted assets. The OTS also requires Ameriprise Bank to maintain minimum ratios of Tier 1 and total capital to risk-weighted assets, as well as Tier 1 capital to adjusted total assets and tangible capital to adjusted total assets. Under OTS regulations, Ameriprise Bank is required to have a leverage ratio of core capital to adjusted total assets of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, a total risk-based ratio of at least 8% and a tangible capital ratio of at least 1.5%. As of December 31, 2008, Ameriprise Bank's Tier 1 core capital dropped to 7.36%. Ameriprise Financial promptly provided additional capital to Ameriprise Bank in January 2009 to bring the Tier 1 core capital back above the 8% FDIC requirement.

Government debt securities of $6 million and $7 million at December 31, 2008 and 2007, respectively, held by the Company's life insurance subsidiaries were on deposit with various states as required by law and satisfied legal requirements.

18. Fair Values of Assets and Liabilities

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

Valuation Hierarchy

Under SFAS 157, the Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Determination of Fair Value

The Company uses valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. The Company's market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company's income approach uses valuation techniques to convert future projected cash flows to a single discounted present value amount. When applying either approach, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs.

The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.

Assets

Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of 90 days or less. Actively traded money market funds are measured at their net asset value ("NAV") and classified as Level 1. The Company's remaining cash equivalents are classified as Level 2 and measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.

Investments (Trading Securities and Available-for-Sale Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques such as the present value of cash flows. Level 1 securities include U.S. Treasuries and seed money in funds traded in active markets. Level 2 securities include agency mortgage backed securities, commercial mortgage backed securities, asset backed securities, municipal and corporate bonds, U.S. and foreign government and agency securities, and seed money and other investments in certain hedge funds. Level 3 securities include non-agency residential mortgage backed securities, asset backed securities, and corporate bonds.

Through the Company's own experience transacting in the marketplace and through discussions with its pricing vendors, the Company believes that the market for non-agency residential mortgage backed securities is inactive. Indicators of inactive markets include: pricing services' reliance on brokers or discounted cash flow analyses to provide prices, an increase in the disparity between prices provided by different pricing services for the same security, unreasonably large bid-offer spreads and a significant decrease in the volume of trades relative to historical levels. In certain cases, this market inactivity has resulted in the Company applying valuation techniques that rely more on an income approach (discounted cash flows using market rates) than on a market approach (prices from pricing services). The Company considers market observable yields for other asset classes it considers to be of similar risk which includes nonperformance and liquidity for individual securities to set the discount rate for applying the income approach to certain non-agency residential mortgage backed securities.

At the beginning of the fourth quarter of 2008, $539 million of prime non-agency residential mortgage backed securities were transferred from Level 2 to Level 3 of the fair value hierarchy because management believes the market for these prime quality assets is now inactive. The loss recognized on these assets during the fourth quarter of 2008 was $72 million, of which $16 million was included in net investment income and $56 million was included in other comprehensive loss.

Separate Account Assets

The fair value of assets held by separate accounts is determined by the NAV of the funds in which those separate accounts are invested. The NAV represents the exit price for the separate account. Separate account assets are classified as Level 2 as they are traded in principal-to-principal markets with little publicly released pricing information.

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

Liabilities

Embedded Derivatives

Variable Annuity Riders—Guaranteed Minimum Accumulation Benefit and Guaranteed Minimum Withdrawal Benefit

The Company values the embedded derivative liability attributable to the provisions of certain variable annuity riders using internal valuation models. These models calculate fair value by discounting expected cash flows from benefits plus margins for profit, risk, and expenses less embedded derivative fees. The projected cash flows used by these models include observable capital market assumptions and incorporate significant unobservable inputs related to contractholder behavior assumptions and margins for risk, profit and expenses that the Company believes an exit market participant would expect. The fair value of these embedded derivatives also reflects a current estimate of the Company's nonperformance risk specific to these liabilities. Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3. The embedded derivative liability attributable to these provisions is recorded in future policy benefits and claims.

Equity Indexed Annuities and Stock Market Certificates

The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its equity indexed annuities and stock market certificates. The inputs to these calculations are primarily market observable. As a result, these measurements are classified as Level 2. The embedded derivative liability attributable to the provisions of the Company's equity indexed annuities and stock market certificates is recorded in future policy benefits and claims and customer deposits, respectively.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$504	$5,446	$—	$5,950
Available-for-Sale securities	32	20,228	2,613	22,873
Trading securities	224	244	30	498
Separate account assets	—	44,746	—	44,746
Other assets	1	2,308	487	2,796

Total assets at fair value	$761	$72,972	$3,130	$76,863

Liabilities
Future policy benefits and claims	$—	$16	$1,832	$1,848
Customer deposits	—	5	—	5
Other liabilities	7	673	—	680

Total liabilities at fair value	$7	$694	$1,832	$2,533

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis for 2008:

	Available- for-Sale Securities		Trading Securities		Other Assets		Future Policy Benefits and Claims		Other Liabilities
	(in millions)
Balance, January 1	$2,908		$44		$629		$(158)		$—
Total gains (losses) included in:
Net loss	(466	) (1)	(2	) (1)	76	(2)	(1,611	) (3)	(9	) (3)
Other comprehensive loss	(428)		(11)		(106)		—		—
Purchases, sales, issuances and settlements, net	60		(1)		(112)		(63)		9
Transfers into Level 3	539	(4)	—		—		—		—

Balance, December 31	$2,613		$30		$487		$(1,832)		$—

Change in unrealized gains (losses) included in net loss relating to assets and liabilities held at December 31	$(471	) (1)	$(2	) (1)	$57	(5)	$(1,608	) (3)	$—	(3)
(1)
Included in net investment income in the Consolidated Statements of Operations.

(2)
Represents a $148 million gain included in benefits, claims, losses and settlement expenses and a $72 million loss included in other revenues in the Consolidated Statements of Operations.

(3)
Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

(4)
Represents prime non-agency residential mortgage backed securities previously classified as Level 2 for which management believes the market for these prime quality assets is now inactive.

(5)
Represents a $126 million gain included in benefits, claims, losses and settlement expenses and a $69 million loss included in other revenues in the Consolidated Statements of Operations.

During the reporting period, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

The following table provides the carrying value and the estimated fair value of financial instruments that are not reported at fair value. All other financial instruments that are reported at fair value have been included above in the table with balances of assets and liabilities measured at fair value on a recurring basis.

	December 31,
	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,887	$2,643	$3,097	$3,076
Policy loans	729	785	705	705
Receivables	1,178	903	604	604
Restricted and segregated cash	1,883	1,883	1,332	1,332
Other investments and assets	521	419	306	304
Financial Liabilities
Future policy benefits and claims	$13,116	$12,418	$18,622	$18,077
Investment certificate reserves	4,869	5,010	3,739	3,732
Banking and brokerage customer deposits	3,355	3,355	2,467	2,482
Separate account liabilities	3,345	3,345	4,652	4,652
Debt and other liabilities	2,246	1,835	2,019	2,026

Investments

The fair value of commercial mortgage loans, except those with significant credit deterioration, is determined by discounting contractual cash flows using discount rates that reflect current pricing for loans with similar remaining maturities and characteristics including loan-to-value ratio, occupancy rate, refinance risk, debt-service coverage, location, and property condition. For commercial mortgage loans with significant credit deterioration, fair value is determined using the same adjustments as above with an additional adjustment for the Company's estimate of the amount recoverable on the loan.

The fair value of policy loans is determined using discounted cash flows.

Receivables

The fair value of consumer banking loans is determined by discounting estimated cash flows and incorporating adjustments for prepayment, administration expenses, severity and credit loss estimates, with discount rates based on the Company's estimate of current market conditions.

Loans held for sale are measured at the lower of cost or market and fair value is based on what secondary markets are currently offering for loans with similar characteristics.

Brokerage margin loans are measured at outstanding balances, which are a reasonable estimate of fair value because of the sufficiency of the collateral and short term nature of these loans.

Restricted and segregated cash

Restricted and segregated cash is generally set aside for specific business transactions and restrictions are specific to the Company and do not transfer to third party market participants, therefore, the carrying amount is a reasonable estimate of fair value.

Amounts segregated under federal and other regulations reflect resale agreements and are measured at the cost at which the securities will be sold. This measurement is a reasonable estimate of fair value because of the short time between entering into the transaction and its expected realization and the reduced risk of credit loss due to pledging U.S. government-backed securities as collateral.

Future policy benefits and claims

The fair value of fixed annuities, in deferral status, is determined by discounting cash flows using a risk neutral discount rate with adjustments for profit margin, expense margin, early policy surrender behavior, a provision for adverse deviation from estimated early policy surrender behavior, and the Company's non-performance risk specific to these liabilities. The fair value of fixed annuities, in payout status, is determined by discounting cash flows using a risk neutral discount rate with adjustments for expense margin and the Company's non-performance risk specific to these liabilities. Variable annuity fixed sub-accounts classified as investment contracts and equity indexed annuities fair value is determined by discounting cash flows adjusted for policyholder and contractholder behavior and the Company's non-performance risk specific to these liabilities.

Customer deposits

The fair value of investment certificate reserves is determined by discounting cash flows using discount rates that reflect current pricing for assets with similar terms and characteristics, with adjustments for early withdrawal behavior, penalty fees, expense margin and the Company's non-performance risk specific to these liabilities.

Banking and brokerage customer deposits are liabilities with no defined maturities and fair value is the amount payable on demand at the reporting date.

Separate account liabilities

Certain separate account liabilities are classified as investment contracts and are carried at an amount equal to the related separate account assets. Carrying value is a reasonable estimate of the fair value as it represents the exit value as evidenced by withdrawal transactions between contractholders and the Company. A non-performance adjustment is not included as the related separate account assets act as collateral for these liabilities and minimize non-performance risk.

Debt and other liabilities

Debt fair value is based on quoted prices in active markets, when available. If quoted prices are not available fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques such as present value of cash flows.

19. Retirement Plans and Profit Sharing Arrangements

Defined Benefit Plans

Pension Plans

The Company's employees in the United States are eligible to participate in the Ameriprise Financial Retirement Plan (the "Retirement Plan"), a noncontributory defined benefit plan which is a qualified plan under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), under which the cost of retirement benefits for eligible employees in the United States is measured by length of service, compensation and other factors and is currently being funded through a trust. Funding of retirement costs for the Retirement Plan complies with the applicable minimum funding requirements specified by ERISA. The Retirement Plan is a cash balance plan by which the employees' accrued benefits are based on notional account balances, which are maintained for each individual. Each pay period these balances are credited with an amount equal to a percentage (determined by an employee's age plus service) of compensation as defined by the Retirement Plan (which includes, but is not limited to, base pay, certain incentive pay and commissions, shift differential, overtime and transition pay). Employees' balances are also credited daily with a fixed rate of interest that is updated each January 1 and is based on the average of the daily five-year U.S. Treasury Note yields for the previous October 1 through November 30, with a minimum crediting rate of 5%. Employees have the option to receive annuity payments or a lump sum payout at vested termination or retirement.

In addition, the Company sponsors an unfunded non-qualified Supplemental Retirement Plan (the "SRP") for certain highly compensated employees to replace the benefit that cannot be provided by the Retirement Plan due to Internal Revenue Service limits. The SRP generally parallels the Retirement Plan but offers different payment options.

Most employees outside the United States are covered by local retirement plans, some of which are funded, while other employees receive payments at the time of retirement or termination under applicable labor laws or agreements.

The components of the net periodic pension cost for all pension plans were as follows:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Service cost	$34	$37	$38
Interest cost	25	22	20
Expected return on plan assets	(22)	(21)	(18)
Amortization of prior service cost	(2)	(2)	(2)
Recognized net actuarial loss	—	1	1
Other	3	(2)	—

Net periodic pension benefit cost	$38	$35	$39

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets are amortized on a straight line basis over the expected average remaining service period of active participants.

The following tables provide a reconciliation of the changes in the benefit obligation and fair value of assets for the pension plans. The Retirement Plan's year-end is September 30.

As of December 31, 2008, the Company adopted the measurement provisions of SFAS 158 which requires the measurement of plan assets and benefit obligations to be as of the same date as the Company's fiscal year-end balance sheet.

	2008	2007
	(in millions)
Benefit obligation, beginning of period	$372	$356
Effect of eliminating early measurement date	7	—
Service cost	34	37
Interest cost	25	22
Plan amendments	—	1
Benefits paid	(6)	(7)
Actuarial gain	(14)	(12)
Curtailments	(1)	—
Settlements	(17)	(25)
Foreign currency rate changes	(15)	—

Benefit obligation, end of period	$385	$372

	2008	2007
	(in millions)
Fair value of plan assets, beginning of period	$309	$275
Effect of eliminating early measurement date	(2)	—
Actual return (loss) on plan assets	(88)	50
Employer contributions	21	16
Benefits paid	(6)	(7)
Settlements	(16)	(25)
Foreign currency rate changes	(18)	—

Fair value of plan assets, end of period	$200	$309

The following table provides the amounts recognized in the Consolidated Balance Sheets, which equal the funded status of the Company's pension plans:

	December 31,
	2008	2007
	(in millions)
Benefit liability	$(190)	$(77)
Benefit asset	4	14

Net amount recognized	$(186)	$(63)

The Company complies with the minimum funding requirements in all countries.

The amounts recognized in accumulated other comprehensive income (net of tax) that arose as of December 31, 2008, but were not recognized as components of net periodic benefit cost included an unrecognized actuarial loss of $41 million and an unrecognized prior service cost of nil. The estimated amounts that will be amortized from accumulated other comprehensive income (net of tax) into net periodic benefit cost in 2009 include an actuarial loss of nil and a prior service credit of $1 million.

The accumulated benefit obligation for all pension plans as of December 31, 2008 and September 30, 2007 was $331 million and $292 million, respectively. The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations that exceeded the fair value of plan assets were as follows:

	December 31, 2008	September 30, 2007
	(in millions)
Accumulated benefit obligation	$302	$31
Fair value of plan assets	158	—

The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations that exceeded the fair value of plan assets were as follows:

	December 31, 2008	September 30, 2007
	(in millions)
Projected benefit obligation	$348	$325
Fair value of plan assets	158	249

The weighted average assumptions used to determine benefit obligations for pension plans were as follows:

	2008	2007
Discount rates	6.22%	6.17%
Rates of increase in compensation levels	4.23	4.22

The weighted average assumptions used to determine net periodic benefit cost for pension plans were as follows:

	2008	2007	2006
Discount rates	6.17%	5.74%	5.46%
Rates of increase in compensation levels	4.22	4.14	4.41
Expected long term rates of return on assets	8.20	8.21	8.20

In developing the 2008, 2007 and 2006 expected long term rate of return on assets assumption, management evaluated input from an external consulting firm, including their projection of asset class return expectations and long term inflation assumptions. The Company also considered the historical returns on the plans' assets.

The asset allocation for the Company's pension plans at December 31, 2008 and September 30, 2007, and the target allocation for 2009, by asset category, are below. Actual allocations will generally be within 5% of these targets.

		Percentage of Plan Assets
	Target Allocation 2009	December 31, 2008	September 30, 2007
Equity securities	73%	66%	73%
Debt securities	21	31	21
Other	6	3	6

Total	100%	100%	100%

The Company invests in an aggregate diversified portfolio to minimize the impact of any adverse or unexpected results from a security class on the entire portfolio. Diversification is interpreted to include diversification by asset type, performance and risk characteristics and number of investments. Asset classes and ranges considered appropriate for investment of the plans' assets are determined by each plan's investment committee. The asset classes typically include domestic and foreign equities, emerging market equities, domestic and foreign investment grade and high-yield bonds and domestic real estate.

The Company's retirement plans expect to make benefit payments to retirees as follows:

(in millions)
2009	$45
2010	41
2011	46
2012	45
2013	47
2014-2018	218

The Company expects to contribute $36 million to its pension plans in 2009.

Other Postretirement Benefits

The Company sponsors defined benefit postretirement plans that provide health care and life insurance to retired U.S. employees. Net periodic postretirement benefit costs were $1 million in 2008 and $2 million in 2007 and 2006.

The following table provides a reconciliation of the changes in the defined postretirement benefit plan obligation:

	2008	2007
	(in millions)
Benefit obligation, beginning of period	$25	$30
Effect of eliminating early measurement date	(1)	—
Interest cost	1	2
Benefits paid	(6)	(7)
Participant contributions	5	6
Plan amendments	2	—
Actuarial (gain) loss	2	(6)

Benefit obligation, end of period	$28	$25

The recognized liabilities for the Company's defined postretirement benefit plans are unfunded. At December 31, 2008 and 2007, the recognized liabilities were $28 million and $24 million, respectively. At December 31, 2008 and 2007, the funded status of the Company's postretirement benefit plans was equal to the net amount recognized in the Consolidated Balance Sheets.

The amounts recognized in accumulated other comprehensive income (net of tax) that arose as of December 31, 2008 but were not recognized as components of net periodic benefit cost included an unrecognized actuarial gain of $3 million and an unrecognized prior service cost of nil. The estimated amount that will be amortized from accumulated other comprehensive income (net of tax) into net periodic benefit cost in 2009 is approximately nil.

The weighted average assumptions used to determine benefit obligations for other postretirement benefits were as follows:

	2008	2007
Discount rates	6.25%	6.20%
Healthcare cost increase rates:
Following year	8.50	9.00
Decreasing to the year 2016	5.00	5.00

A one percentage-point change in the assumed healthcare cost trend rates would not have a material effect on the Company's postretirement benefit obligation or net periodic postretirement benefit costs.

The defined postretirement benefit plans expect to make benefit payments to retirees as follows:

(in millions)
2009	$3
2010	3
2011	3
2012	3
2013	3
2014-2018	13

The Company expects to contribute $3 million to its defined benefit postretirement plans in 2009.

Defined Contribution Plan

In addition to the plans described previously, certain Company employees participate in the Ameriprise Financial 401(k) Plan (the "401(k) Plan"). The 401(k) Plan allows qualified employees to make contributions through payroll deductions up to IRS limits and invest their contributions in one or more of the 401(k) Plan investment options, which include the Ameriprise Financial Stock Fund. The Company matches 100% of the first 3% of base salary an employee contributes on a pre-tax basis each pay period. The Company may also make annual discretionary variable match contributions, which replaced the discretionary profit sharing contributions effective January 1, 2007. The final profit sharing contribution was made in March

2007 for the 2006 plan year. The variable match contributions are based primarily on the performance of the Company. In addition, the Company makes a contribution equal to 1% of base salary each pay period. This contribution is automatically invested in the Ameriprise Financial Stock Fund, which invests primarily in the Company's common stock, and can be redirected at any time into other 401(k) Plan investment options.

Under the 401(k) Plan, employees become eligible for all contributions under the plan on the first pay period following 60 days of service. Employees must be employed on the last working day of the year to receive the Company's variable match contributions. For plan years beginning in 2007, fixed and variable match contributions and stock contributions vest on a five-year graded schedule of 20% per year of service. For plan years 2006 and prior, match and stock contributions vested immediately. Profit sharing contributions for plan years 2006 and prior generally vest after five years of service. The Company's defined contribution plan expense was $22 million, $33 million and $34 million in 2008, 2007 and 2006, respectively.

Threadneedle Profit Sharing Arrangements

On an annual basis, Threadneedle employees are eligible for two profit sharing arrangements: (i) a profit sharing plan for all employees based on individual performance criteria, and (ii) an equity participation plan ("EPP") for certain key personnel.

This employee profit sharing plan provides for profit sharing of 30% based on an internally defined recurring pretax operating income measure for Threadneedle, which primarily includes pretax income related to investment management services and investment portfolio income excluding gains and losses on asset disposals, certain reorganization expenses, equity participation plan expenses and other non-recurring expenses. Compensation expense related to the employee profit sharing plan was $49 million, $84 million and $75 million in 2008, 2007 and 2006, respectively.

The EPP is a cash award program for certain key personnel who are granted awards based on a formula tied to Threadneedle's financial performance. The EPP provides for 50% vesting after three years and 50% vesting after four years, with required cash-out after five years. All awards are settled in cash, based on a value as determined by an annual independent valuation of Threadneedle's fair market value. The value of the award is recognized as compensation expense evenly over the vesting periods. However, each year's EPP expense is adjusted to reflect Threadneedle's current valuation. Increases or decreases in the value of vested awards are recognized immediately. Increases or decreases in the value of unvested shares are recognized over the remaining vesting periods. Compensation expense related to the EPP was $15 million, $42 million and $48 million for the years ended December 31, 2008, 2007 and 2006, respectively.

20. Derivatives and Hedging Activities

Derivative instruments enable the Company to manage its exposure to various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity, foreign exchange and interest rate indices or prices. The Company does not engage in any derivative instrument trading activities other than as it relates to holdings in consolidated hedge funds. The following table presents a summary of the notional amount and the current fair value of derivative instruments:

	December 31,
	2008			2007
		Fair Value			Fair Value
	Notional Amount			Notional Amount
		Asset	Liability		Asset	Liability
	(in millions)
Interest rate swaps	$11,445	$853	$(250)	$202	$6	$(3)
Swaptions	3,200	26	—	800	1	—
Purchased equity options	17,363	1,535	(79)	7,385	475	(36)
Written equity options	3,602	22	(274)	1,023	—	(28)
Total return swaps	1,749	25	(63)	54	2	—
Foreign currency forward contracts	75	—	(7)	966	20	(3)
Treasury futures sold(1)	4	—	—	4	—	—
Equity futures purchased(1)	1	—	—	74	—	—
Equity futures sold(1)	608	—	—	241	—	—

Total(2)	$38,047	$2,461	$(673)	$10,749	$504	$(70)

(1)
Treasury and equity futures have no recorded value as they are cash settled daily.

(2)
The above table does not include embedded derivatives.

The following table presents a summary of the notional amount and fair value of derivative instruments based on the risk they hedge:

	December 31,
	2008			2007
		Fair Value			Fair Value
	Notional Amount			Notional Amount
		Asset	Liability		Asset	Liability
	(in millions)
Equity indexed annuities	$213	$3	$—	$295	$43	$(1)
Stock market certificates	1,627	24	(19)	1,868	59	(27)
GMWB and GMAB	36,076	2,434	(644)	6,721	379	(39)
Foreign currency	—	—	—	885	20	—
Other(1)	131	—	(10)	980	3	(3)

Total	$38,047	$2,461	$(673)	$10,749	$504	$(70)

(1)
Other consists primarily of equity and foreign currency instruments used as economic hedges against price and exchange rate risk from seed money investments.

See Note 18 for additional information regarding the Company's fair value measurement of derivative instruments.

Cash Flow Hedges

The Company uses interest rate derivative products, primarily swaps and swaptions, to manage funding costs related to the Company's debt and fixed annuity business. The interest rate swaps are used to hedge the exposure to interest rates on the forecasted interest payments associated with debt issuances. As of January 1, 2007 the Company removed the hedge designation from its swaptions used to hedge the risk of increasing interest rates on forecasted fixed premium product sales. The designation was removed due to the hedge relationship no longer being highly effective. Accordingly, all changes in fair value of the swaptions are recorded directly to earnings. Amounts previously recorded in accumulated other comprehensive income (loss) will be reclassified into earnings as the originally forecasted transactions occur.

The following is a summary of net unrealized derivatives gains (losses) related to cash flow hedging activity, net of tax:

	2008	2007	2006
	(in millions)
Net unrealized derivatives gains (losses) at January 1	$(6)	$(1)	$6
Holding losses, net of tax of nil, nil and $2, respectively	—	(1)	(4)
Reclassification of realized gains, net of tax of $1, $2 and $2, respectively	(2)	(4)	(3)

Net unrealized derivatives losses at December 31	$(8)	$(6)	$(1)

At December 31, 2008, the Company expects to reclassify $2 million of net pretax gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months. The $2 million net pretax gain is made up of an $8 million amortization of deferred gain related to interest rate swaps that will be recorded as a reduction to interest expense, partially offset by a $6 million amortization of deferred expense related to interest rate swaptions that will be recorded in net investment income. If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) may be recognized into earnings over the period that the hedged item impacts earnings. As discussed above, the Company removed the hedge designation from its swaptions in 2007 and during 2008 and 2006 there were no other hedges that were terminated or the hedge designation removed. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized in earnings immediately. No hedge relationships were discontinued during the years ended December 31, 2008, 2007 and 2006 due to forecasted transactions no longer expected to occur according to the original hedge strategy.

Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 26 years and relates to forecasted debt interest payments. For the years ended December 31, 2008, 2007 and 2006, there were nil, $2 million and $4 million, respectively, in losses on derivative transactions or portions thereof that were ineffective as hedges, excluded from the assessment of hedge effectiveness or reclassified into earnings as a result of the discontinuance of cash flow hedges.

Hedges of Net Investment in Foreign Operations

The Company designates foreign currency derivatives, primarily forward agreements, as hedges of net investments in certain foreign operations. For the years ended December 31, 2008, 2007 and 2006, the net amount of gains (losses) related to the hedges included in foreign currency translation adjustments was $109 million, $(10) million and $(60) million, respectively, net of tax. During the fourth quarter of 2008, the Company terminated the hedges of net investment in foreign operations, recording a gain of $142 million reflected in other comprehensive income. As of December 31, 2008, the Company did not have derivatives designated as hedges of net investment in foreign operations

Derivatives Not Designated as Hedges

The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate and foreign currency exchange rate risk related to various products and transactions of the Company.

Certain annuity and investment certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the amount of expenses incurred by the Company related to equity indexed annuities and stock market certificate products will positively or negatively impact earnings. As a means of economically hedging its obligations under the provisions of these products, the Company writes and purchases index options and occasionally enters into futures contracts. Additionally, certain annuity products contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of considerations received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to GMWB and GMAB provisions using various equity futures, equity options, swaptions and interest rate swaps. The premium associated with certain of these options is paid semi-annually over the life of the option contract. As of December 31, 2008, the remaining payments the Company is scheduled to make for these options, net of amounts receivable on written deferred premium options, were $805 million through July 31, 2023.

The Company enters into financial futures and equity swaps to manage its exposure to price risk arising from seed money investments made in proprietary mutual funds for which the related gains and losses are recorded currently in earnings. The futures contracts generally mature within four months and the related gains and losses are reported currently in earnings.

The Company enters into foreign exchange forward contracts to hedge its exposure to certain receivables and obligations denominated in non-functional currencies. The forward contracts generally have maturities ranging from several months up to one year and gains and losses are reported in earnings. As of December 31, 2008 the fair value of the forward contracts was not significant.

Embedded Derivatives

The equity component of the equity indexed annuity and stock market investment certificate product obligations are considered embedded derivatives. Additionally, certain annuities contain GMAB and non-life contingent GMWB provisions, which are also considered embedded derivatives. The fair value of embedded derivatives for annuity related products is included in future policy benefits and claims, whereas the fair value of the stock market investment certificate embedded derivative is included in customer deposits. The changes in fair value of the equity indexed annuity and investment certificate embedded derivatives are reflected in interest credited to fixed accounts and in banking and deposit interest expense, respectively. The changes in fair values of the GMWB and GMAB embedded derivatives are reflected in benefits, claims, losses and settlement expenses. At December 31, 2008 and 2007, the total fair value of these embedded derivatives, excluding the host contract and a liability for life contingent GMWB benefits of $5 million and $2 million, respectively, was a net liability of $1.8 billion and $252 million, respectively.

The Company has also recorded derivative liabilities for the fair value of call features embedded in certain fixed-rate corporate debt investments. These liabilities were nil and $8 million at December 31, 2008 and 2007, respectively. The change in fair values of these calls is reflected in net investment income.

Credit Risk

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the contract. To mitigate such risk, counterparties are all required to be preapproved. Additionally, the Company may, from time to time, enter into master netting arrangements and collateral arrangements wherever practical. At December 31, 2008 and 2007, the Company accepted collateral consisting primarily of cash and securities of $1.9 billion and $266 million, respectively, from counterparties. In addition, as of December 31, 2008, the Company provided collateral consisting primarily of cash and securities of $434 million and $15 million, respectively, to counterparties. As of

December 31, 2008, the Company's maximum credit exposure to derivative transactions after considering netting arrangements with counterparties and collateral arrangements was approximately $88 million.

21. Income Taxes

The components of income tax provision (benefit) were as follows:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Current income tax:
Federal	$50	$137	$84
State and local	9	(5)	19
Foreign	17	45	39

Total current income tax	76	177	142

Deferred income tax:
Federal	(376)	34	51
State and local	(22)	—	(16)
Foreign	(11)	(9)	(11)

Total deferred income tax	(409)	25	24

Total income tax provision (benefit)	$(333)	$202	$166

The geographic sources of pretax income (loss) were as follows:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
United States	$(405)	$888	$705
Foreign	34	128	92

Total	$(371)	$1,016	$797

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% were as follows:

	Years Ended December 31,
	2008	2007	2006
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Changes in taxes resulting from:
Dividend exclusion	17.7	(5.2)	(5.4)
Tax-exempt interest income	3.7	(1.3)	(1.5)
Tax credits	13.7	(6.6)	(6.4)
State taxes, net of federal benefit	2.2	(0.3)	0.2
Other, net	17.4	(1.7)	(1.1)

Income tax provision	89.7%	19.9%	20.8%

The Company's effective tax rate increased to 89.7% in 2008 from 19.9% in 2007, primarily due to a pretax loss in relation to a net tax benefit for 2008 compared to pretax income for 2007. The Company's effective tax rate for 2008 included $79 million in tax benefits related to changes in the status of current audits and closed audits, tax planning initiatives, and the finalization of prior year tax returns. The Company's effective tax rate for 2007 included a $16 million tax benefit related to the finalization of certain income tax audits and a $19 million tax benefit related to the Company's plan to begin repatriating earnings of certain Threadneedle entities through dividends.

Accumulated earnings of certain foreign subsidiaries, which totaled $200 million at December 31, 2008, are intended to be permanently reinvested outside the United States. Accordingly, U.S. federal taxes, which would have aggregated $37 million, have not been provided on those earnings.

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. The significant components of the Company's deferred income tax assets and liabilities were as follows:

	December 31,
	2008	2007
	(in millions)
Deferred income tax assets:
Liabilities for future policy benefits and claims	$1,744	$1,212
Investment impairments and write-downs	329	77
Deferred compensation	210	185
Unearned revenues	27	29
Net unrealized losses on Available-for-Sale securities	545	83
Accrued liabilities	64	64
Investment related	—	119
Net operating loss and tax credit carryforwards	222	182
Other	132	70

Gross deferred income tax assets	3,273	2,021

Deferred income tax liabilities:
Deferred acquisition costs	1,226	1,313
Deferred sales inducement costs	181	179
Investment related	616	—
Depreciation expense	155	171
Intangible assets	13	104
Other	78	134

Gross deferred income tax liabilities	2,269	1,901

Net deferred income tax assets	$1,004	$120

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, a) future taxable income exclusive of reversing temporary differences and carryforwards, b) future reversals of existing taxable temporary differences, c) taxable income in prior carryback years, and d) tax planning strategies. Based on analysis of the Company's tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2008 and 2007.

Included in the Company's deferred income tax assets are net operating loss carryforwards of $57 million which will expire December 31, 2025 and 2026 as well as tax credit carryforwards of $165 million which will expire December 31, 2025, 2026, 2027 and 2028.

Effective January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48 the Company recognized a $4 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2008 is as follows:

(in millions)
Balance at January 1	$164
Reductions based on tax positions related to the current year	(164)
Additions for tax positions of prior years	64
Reductions for tax positions of prior years	(120)
Settlements	—

Balance at December 31	$(56)

If recognized, approximately $62 million and $84 million, net of federal tax benefits, of the unrecognized tax benefits as of December 31, 2008 and 2007, respectively, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net reduction of $25 million in interest and penalties for the year ended December 31, 2008. The Company had a $13 million receivable and a $12 million liability for the payment of interest and penalties accrued at December 31, 2008 and 2007, respectively.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. However, there are a number of open audits and quantification of a range cannot be made at this time.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1997. The Internal Revenue Service ("IRS"), as part of the overall examination of the American Express Company consolidated return, completed its field examination of the Company's U.S. income tax returns for 1997 through 2002 during 2008. However, for federal income tax purposes these years continue to remain open as a consequence of certain issues under appeal. The IRS continued its examination of 2003 through 2004 which is expected to be completed during 2009. In the fourth quarter of 2008, the IRS commenced an examination of the Company's U.S. income tax returns for 2005 through 2007. The Company's or certain of its subsidiaries' state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2006.

On September 25, 2007, the IRS issued Revenue Ruling 2007-61 in which it announced that it intends to issue regulations with respect to certain computational aspects of the Dividends Received Deduction ("DRD") related to separate account assets held in connection with variable contracts of life insurance companies. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time, but they may result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is likely that any such regulations would apply prospectively only.

As a result of the Separation from American Express, the Company's life insurance subsidiaries will not be able to file a consolidated U.S. federal income tax return with the other members of the Company's affiliated group until 2010.

The Company's tax allocation agreement with American Express (the "Tax Allocation Agreement"), dated as of September 30, 2005, governs the allocation of consolidated U.S. federal and applicable combined or unitary state and local income tax liabilities between American Express and the Company for tax periods prior to September 30, 2005. In addition, this Tax Allocation Agreement addresses other tax-related matters.

The items comprising other comprehensive loss are presented net of the following income tax provision (benefit) amounts:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Net unrealized securities gains (losses)	$(427)	$10	$(30)
Net unrealized derivatives gains (losses)	(1)	(2)	(4)
Foreign currency translation adjustment	(4)	(1)	4
Defined benefit plans	(34)	15	—

Net income tax provision (benefit)	$(466)	$22	$(30)

22. Commitments and Contingencies

The Company is committed to pay aggregate minimum rentals under noncancelable operating leases for office facilities and equipment in future years as follows:

(in millions)
2009	$113
2010	91
2011	83
2012	71
2013	62
Thereafter	302

Total	$722

For the years ended December 31, 2008, 2007 and 2006, operating lease expense was $92 million, $93 million and $88 million, respectively.

The following table presents the Company's funding commitments:

	December 31,
	2008	2007
	(in millions)
Commercial mortgage loan commitments	$44	$101
Consumer mortgage loan commitments	298	301
Consumer lines of credit	392	91

Total funding commitments	$734	$493

The Company's life and annuity products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2008, these guarantees range up to 5%. To the extent the yield on the Company's invested asset portfolio declines below its target spread plus the minimum guarantee, the Company's profitability would be negatively affected.

The Company and its subsidiaries are involved in the normal course of business in legal, regulatory and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of its activities as a diversified financial services firm. These include proceedings specific to the Company as well as proceedings generally applicable to business practices in the industries in which it operates. The Company can also be subject to litigation arising out of its general business activities, such as its investments, contracts, leases and employment relationships. Uncertain economic conditions and heightened volatility in the financial markets, such as those which have been experienced for over the past year, may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the financial services industry generally. Relevant to market conditions since the latter part of 2007, a large client claimed breach of certain contractual investment guidelines. Concurrent with the Company continuing to evaluate the client's claims, the parties are discussing the possibility of mediation or arbitration. No date or format has been set for any such proceeding, and the outcome of this matter remains uncertain at this time.

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company's businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination by, the SEC, FINRA, OTS, state insurance regulators, state attorneys general and various other governmental and quasi-governmental authorities concerning the Company's business activities and practices, and the practices of the Company's financial advisors. Pending matters about which the Company has recently received information requests include: sales and product or service features of, or disclosures pertaining to, the Company's mutual funds, annuities, insurance products, brokerage services, financial plans and other advice offerings; supervision of the Company's financial advisors; supervisory practices in connection with financial advisors' outside business activities; sales practices and supervision associated with the sale of fixed and variable annuities; the delivery of financial plans; the suitability of particular trading strategies and data security. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

These legal and regulatory proceedings and disputes are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result. An adverse outcome in one or more of these proceedings could result in adverse judgments, settlements, fines, penalties or other relief that could have a material adverse effect on the Company's consolidated financial condition or results of operations.

Certain legal and regulatory proceedings are described below.

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona, and was later transferred to the United States District Court for the District of Minnesota. The plaintiffs alleged that they were investors in several of the Company's mutual funds and they purported to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940. The plaintiffs alleged that fees allegedly paid to the defendants by the funds for investment advisory and administrative services were excessive. On July 6, 2007, the Court granted the Company's motion for summary judgment, dismissing all claims with prejudice. Plaintiffs appealed the Court's decision, and the appellate argument took place on April 17, 2008. The U.S. Court of Appeals for the Eighth Circuit is now considering the appeal.

In September 2008, the Company commenced a lawsuit captioned Ameriprise Financial Services Inc. and Securities America Inc. v. The Reserve Fund et al. in the District Court for the District of Minnesota. The suit alleges that the management of the Reserve Fund made selective disclosures to certain institutional investors in violation of the federal securities laws and in breach of their fiduciary duty in connection with the Reserve Primary Fund's lowering its net asset value ("NAV") to $.97 on September 16, 2008. The Company and its affiliates had invested $228 million of its own assets and $3.4 billion of client assets in the Reserve Primary Fund. To date, approximately $0.85 per dollar NAV has been paid to investors by the Reserve Primary Fund.

For several years, the Company has been cooperating with the SEC in connection with an inquiry into the Company's sales of, and revenue sharing relating to, other companies' real estate investment trust ("REIT") shares. SEC staff has recently notified the Company that it is considering recommending that the SEC bring a civil action against the Company relating to these issues, and is providing the Company with an opportunity to make a submission to the SEC as to why such an action should not be brought.

23. Guarantees

An unaffiliated third party is providing liquidity to clients of SAI registered representatives that have assets in the Reserve Primary Fund that have been blocked from redemption and frozen by the Reserve Fund since September 16, 2008. Ameriprise Financial has guaranteed the advances this third party has made to the clients of SAI registered representatives up to $15 million through April 15, 2009 or the date on which the $15 million cap is reached. Advances to SAI clients are limited to the lesser of $100,000 or 50% of the value of Reserve Primary Fund holdings, unless SAI management approves a disbursement in excess of 50%. The Company has agreed to indemnify the unaffiliated third party up to $10 million until April 15, 2015, for costs incurred as a result of an arbitration or litigation initiated against the unaffiliated third party by clients of SAI registered representatives. In the event that a client defaults in the repayment of an advance, SAI has recourse to collect from the defaulting client.

During the third quarter of 2008, a property fund limited partnership that the Company consolidates entered into a floating rate revolving credit borrowing, of which $64 million was outstanding as of December 31, 2008. A Threadneedle subsidiary guarantees the repayment of outstanding borrowings up to the value of the assets of the partnership. The debt is secured by the assets of the partnership and there is no recourse to Ameriprise Financial.

24. Earnings per Common Share

The computations of basic and diluted earnings (loss) per common share are as follows:

	Years Ended December 31,
	2008		2007	2006
	(in millions, except per share amounts)
Numerator:
Net income (loss)	$(38)		$814	$631
Denominator:
Basic: Weighted-average common shares outstanding	222.3		236.2	246.5
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.6		3.7	2.0

Diluted: Weighted-average common shares outstanding	224.9		239.9	248.5
Earnings (loss) per common share:
Basic	$(0.17)		$3.45	$2.56
Diluted	$(0.17	) (1)	$3.39	$2.54
(1)
Diluted shares used in this calculation represent basic shares due to the net loss. The use of actual diluted shares would result in anti-dilution.

Basic weighted average common shares for the years ended December 31, 2008, 2007 and 2006 included 2.1 million, 1.6 million and 1.7 million, respectively, of vested, nonforfeitable restricted stock units and 3.1 million, 3.5 million and 3.7 million, respectively, of non-vested restricted stock awards and restricted stock units that are forfeitable but receive nonforfeitable dividends. Potentially dilutive securities include nonqualified stock options and other share-based awards.

25. Shareholders' Equity

The Company has a share repurchase program in place to return excess capital to shareholders. During the twelve months ended December 31, 2008, 2007 and 2006 the Company repurchased a total of 12.7 million, 15.9 million and 10.7 million shares, respectively, of its common stock at an average price of $48.26, $59.59 and $44.12, respectively. As of December 31, 2008, the Company had approximately $1.3 billion remaining under a share repurchase authorization. In light of the current market environment, the Company has temporarily suspended its stock repurchase program.

The Company may also reacquire shares of its common stock under its 2005 ICP related to restricted stock awards. Restricted shares that are forfeited before the vesting period has lapsed are recorded as treasury shares. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations. These vested restricted shares reacquired by the Company and the Company's payment of the holders' income tax obligations are recorded as a treasury share purchase. The restricted shares forfeited under the 2005 ICP and recorded as treasury shares were 0.3 million shares in each of the years ended December 31, 2008, 2007 and 2006. For the years ended December 31, 2008 2007 and 2006, the Company reacquired 0.5 million, 0.5 million and 0.4 million shares, respectively, of its common stock through the surrender of restricted shares upon vesting and paid in the aggregate $24 million, $29 million and $20 million, respectively, related to the holders' income tax obligations on the vesting date.

During the twelve months ended December 31, 2008, the Company reissued 1.8 million treasury shares for restricted stock award grants and the issuance of shares vested under the P2 Deferral Plan and the Transition and Opportunity Bonus ("T&O Bonus") program. In 2005, the Company awarded bonuses to advisors under the T&O Bonus program which were converted to 2.0 million share-based awards under the 2005 ICP. The awards had all been issued as of December 31, 2008.

26. Segment Information

The Company's five segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other. Each segment records revenues and expenses as if they were each a stand-alone business using the Company's transfer pricing methodology. Transfer pricing uses rates that approximate market-based arm's length prices for specific services provided. The Company reviews the transfer pricing rates periodically and makes appropriate adjustments to ensure the transfer pricing rates that approximate arm's length market prices remain at current market levels. Costs related to shared services are allocated to segments based on their usage of the services provided.

The largest source of intersegment revenues and expenses is retail distribution services, where segments are charged transfer pricing rates that approximate arm's length market prices for distribution through the Advice & Wealth Management segment. The Advice & Wealth Management segment provides distribution services for proprietary and non-proprietary products and services. The Asset Management segment provides investment management services for the Company's owned assets and client assets, and accordingly charges investment and advisory management fees to the other segments.

All costs related to shared services are allocated to the segments based on a rate times volume or fixed basis.

The Advice & Wealth Management segment provides financial planning and advice, as well as full service brokerage and banking services, primarily to retail clients through the Company's financial advisors. The Company's affiliated financial advisors utilize a diversified selection of both proprietary and non-proprietary products to help clients meet their financial needs. A significant portion of revenues in this segment is fee-based, driven by the level of client assets, which is impacted by both market movements and net asset flows. The Company also earns net investment income on owned assets primarily from certificate and banking products. This segment earns revenues (distribution fees) for distributing non-proprietary products and earns intersegment revenues (distribution fees) for distributing the Company's proprietary products and services provided to its retail clients. Intersegment expenses for this segment include expenses for investment management services provided by the Asset Management segment.

The Asset Management segment provides investment advice and investment products to retail and institutional clients. RiverSource Investments predominantly provides U.S. domestic products and services and Threadneedle predominantly provides international investment products and services. U.S. domestic retail products are primarily distributed through the Advice & Wealth Management segment and also through unaffiliated advisors. International retail products are primarily distributed through third parties. Retail products include mutual funds, variable product funds underlying insurance and annuity separate accounts, separately managed accounts and collective funds. Asset Management products are also distributed directly to institutions through an institutional sales force. Institutional asset management products include traditional asset classes, separate accounts, collateralized loan obligations, hedge funds and property funds. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by both market movements and net asset flows. This segment earns intersegment revenue for investment management services. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management, Annuities and Protection segments.

The Annuities segment provides variable and fixed annuity products of RiverSource Life companies to retail clients primarily distributed through the Company's affiliated financial advisors and to the retail clients of unaffiliated advisors through third-party distribution. Revenues for the Company's variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for the Company's fixed annuity products are primarily earned as net investment income on assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. The Company also earns net investment income on owned assets supporting reserves for immediate annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Intersegment revenues for this segment reflect fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource Funds under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

The Protection segment offers a variety of protection products to address the protection and risk management needs of the Company's retail clients including life, disability income and property-casualty insurance. Life and disability income products are primarily distributed through the Company's branded advisors. The Company's property-casualty products are sold direct, primarily through affinity relationships. The Company issues insurance policies through its life insurance subsidiaries and the property casualty companies. The primary sources of revenues for this segment are premiums, fees, and charges that the Company receives to assume insurance-related risk. The Company earns net investment income on owned assets supporting insurance reserves and capital supporting the business. The Company also receives fees based on the level of assets supporting variable universal life separate account balances. This segment earns intersegment revenues from fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource Funds under the variable universal life contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

The Corporate & Other segment consists of net investment income on corporate level assets, including excess capital held in RiverSource Life and other unallocated equity and other revenues from various investments as well as unallocated corporate expenses. This segment also included non-recurring separation costs in 2007 and 2006 associated with the Company's separation from American Express, the last of which was expensed in 2007.

The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany revenues and expenses, which are eliminated in consolidation. The Company evaluates the performance of each segment based on pretax income. The Company allocates certain non-recurring items, such as costs related to supporting RiverSource 2a-7 money market funds, expenses related to unaffiliated money market funds and restructuring charges for 2008, as well as separation costs for 2007 and 2006, to the Corporate segment.

The following is a summary of assets by segment:

	December 31,
	2008	2007
	(in millions)
Advice & Wealth Management	$10,624	$8,148
Asset Management	5,363	6,662
Annuities	58,504	71,557
Protection	19,524	20,342
Corporate & Other	1,661	2,521

Total assets	$95,676	$109,230

The following is a summary of segment operating results:

	Year Ended December 31, 2008
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Eliminations	Consolidated
	(in millions)
Revenue from external customers	$2,413	$1,273	$1,513	$1,955	$(5)	$—	$7,149
Intersegment revenue	886	23	105	43	6	(1,063)	—

Total revenues	3,299	1,296	1,618	1,998	1	(1,063)	7,149
Banking and deposit interest expense	178	7	—	1	2	(9)	179

Net revenues	3,121	1,289	1,618	1,997	(1)	(1,054)	6,970

Depreciation and amortization expense	88	92	705	340	33	—	1,258
All other expenses	3,182	1,120	1,200	1,305	330	(1,054)	6,083

Total expenses	3,270	1,212	1,905	1,645	363	(1,054)	7,341

Pretax income (loss)	$(149)	$77	$(287)	$352	$(364)	$—	(371)

Income tax benefit							(333)

Net loss							$(38)

	Year Ended December 31, 2007
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Eliminations	Consolidated
	(in millions)
Revenue from external customers	$2,986	$1,753	$2,101	$1,939	$26	$—	$8,805
Intersegment revenue	1,057	29	105	47	4	(1,242)	—

Total revenues	4,043	1,782	2,206	1,986	30	(1,242)	8,805
Banking and deposit interest expense	230	20	—	1	6	(8)	249

Net revenues	3,813	1,762	2,206	1,985	24	(1,234)	8,556

Depreciation and amortization expense	69	90	381	206	34	—	780
All other expenses	3,459	1,365	1,402	1,294	474	(1,234)	6,760

Total expenses	3,528	1,455	1,783	1,500	508	(1,234)	7,540

Pretax income (loss)	$285	$307	$423	$485	$(484)	$—	1,016

Income tax provision							202

Net income							$814

	Year Ended December 31, 2006
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Eliminations	Consolidated
	(in millions)
Revenue from external customers	$2,518	$1,745	$2,117	$1,858	$33	$—	$8,271
Intersegment revenue	1,035	32	85	34	2	(1,188)	—

Total revenues	3,553	1,777	2,202	1,892	35	(1,188)	8,271
Banking and deposit interest expense	218	26	—	1	7	(7)	245

Net revenues	3,335	1,751	2,202	1,891	28	(1,181)	8,026

Depreciation and amortization expense	60	97	342	138	31	—	668
All other expenses	3,079	1,401	1,396	1,319	547	(1,181)	6,561

Total expenses	3,139	1,498	1,738	1,457	578	(1,181)	7,229

Pretax income (loss)	$196	$253	$464	$434	$(550)	$—	797

Income tax provision							166

Net income							$631

27. Restructuring Charges

The Company announced a restructuring charge of $60 million in the fourth quarter of 2008 primarily through selective reductions in employee headcount largely in areas other than in the Company's client service operations.

The following table summarizes the Company's restructuring activity for 2008:

(in millions)
Liability balance at January 1	$—
Restructuring charges	60
Less amounts paid	(2)

Liability balance at December 31	$58

28. Quarterly Financial Data (Unaudited)

	2008						2007
	12/31		9/30		6/30	3/31	12/31	9/30	6/30	3/31
	(in millions, except per share data)
Net revenues(1)	$1,350		$1,641		$1,979	$2,000	$2,260	$2,111	$2,153	$2,032
Separation costs(2)	—		—		—	—	28	60	63	85
Pretax income (loss)	(641)		(162)		237	195	338	217	245	216
Net income (loss)	$(369)		$(70)		$210	$191	$255	$198	$196	$165
Earnings (loss) per basic common share	$(1.69)		$(0.32)		$0.94	$0.84	$1.10	$0.84	$0.83	$0.69
Earnings (loss) per diluted common share	$(1.69	)(3)	$(0.32	)(3)	$0.93	$0.82	$1.08	$0.83	$0.81	$0.68
Weighted average common shares outstanding:
Basic	218.5		219.1		223.2	228.4	231.4	235.4	237.4	240.7
Diluted	220.3		221.7		226.0	231.5	235.4	239.2	241.0	244.1
Cash dividends paid per common share	$0.17		$0.17		$0.15	$0.15	$0.15	$0.15	$0.15	$0.11
Common share price:
High	$39.48		$49.76		$56.17	$57.55	$69.25	$68.00	$67.45	$63.08
Low	$11.74		$32.03		$40.60	$45.65	$53.23	$51.31	$56.96	$53.01
(1)
Certain prior year amounts have been reclassified to conform to the current year's presentation. See Note 1 for a description of the reclassifications. Revenues as previously reported were $2,086 million for the quarter ended March 31, 2008 and $2,319 million, $2,170 million, $2,138 million and $2,027 million for the quarters ended December 31, 2007, September 30, 2007, June 30, 2007 and March 31, 2007, respectively.

(2)
The Company incurred separation costs beginning with the quarterly period ended March 31, 2005, when the American Express Board of Directors announced the Separation. The Company continued to incur separation costs in subsequent quarterly periods which reflect the completion of the Distribution and the costs incurred by the Company to establish itself as an independent company. As of December 31, 2007, all separation costs have been incurred.

(3)
Diluted shares used in this calculation represent basic shares due to the net loss. Using actual diluted shares would result in anti-dilution.

Glossary of Selected Terminology

Administered Assets—Administered assets include assets for which we provide administrative services such as client assets invested in other companies' products that we offer outside of our wrap accounts. These assets include those held in clients' brokerage accounts. We do not exercise management discretion over these assets and do not earn a management fee. These assets are not reported on our Consolidated Balance Sheets.

Auto and Home Insurance—Personal auto and home protection products marketed directly to customers through marketing affiliates such as Costco Wholesale Corporation, Delta Loyalty Management Services, Inc. and Ford Motor Credit Company. We sell these products through our auto and home subsidiary, IDS Property Casualty Insurance Company (doing business as Ameriprise Auto & Home Insurance).

Cash Sales—Cash sales are the dollar value volume indicator that captures gross new cash inflows which generate product revenue streams to our company. This includes primarily "client initiated" activity that results in an incremental increase in assets (owned, managed or administered) or premiums inforce (but doesn't need to result in time of sale revenue), or activity that doesn't increase assets or premiums inforce, but generates "fee revenue".

Deferred Acquisition Costs and Amortization—Deferred acquisition costs ("DAC") represent the costs of acquiring new protection, annuity and certain mutual fund business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity, life, disability income and long term care insurance and, to a lesser extent, deferred marketing and promotion expenses on auto and home insurance and deferred distribution costs on certain mutual fund products. These costs are deferred to the extent they are recoverable from future profits.

Financial Planning—Financial planning at Ameriprise is an ongoing process which is intended to help clients plan to meet their financial goals through disciplined management of their finances. The process involves collaboration between a client and an Ameriprise financial advisor to define the client's goals, develop a plan to achieve the goals, and track progress against the goals, making adjustments where necessary.

Financial Planning Penetration—The period-end number of current clients who have received a financial plan, or have entered into an agreement to receive and have paid for a financial plan, divided by the number of active retail client groups, serviced by branded financial advisors.

Life Insurance Inforce—The total amount of all life insurance death benefits currently insured by our company.

Managed External Client Assets—Managed external client assets include client assets for which we provide investment management services, such as the assets of the RiverSource family of mutual funds, assets of institutional clients and client assets held in wrap accounts (retail accounts for which we receive an advice fee based on assets held in the account). Managed external client assets also include assets managed by sub-advisors selected by us. Managed external client assets are not reported on our Consolidated Balance Sheets.

Managed Owned Assets—Managed owned assets include certain assets on our Consolidated Balance Sheets for which we provide investment management services and recognize management fees, such as the assets of the general account and RiverSource Variable Products funds held in the separate accounts of our life insurance subsidiaries.

Net Flows—Sales less redemptions and miscellaneous flows which may include reinvested dividends.

Owned Assets—Owned assets include certain assets on our Consolidated Balance Sheets for which we do not provide investment management services and do not recognize management fees, such as investments in non-proprietary funds held in the separate accounts of our life insurance subsidiaries, as well as restricted and segregated cash and receivables.

Pretax Income (Loss)—Income (loss) before income tax provision (benefit).

Securities America—Securities America Financial Corporation ("SAFC") is a corporation whose sole function is to hold the stock of its operating subsidiaries, Securities America, Inc. ("SAI") and Securities America Advisors, Inc. ("SAA"). SAI is a registered broker-dealer and an insurance agency. SAA is an SEC registered investment advisor.

Separate Accounts—Represent assets and liabilities that are maintained and established primarily for the purpose of funding variable annuity and insurance products. The assets of the separate account are only available to fund the liabilities of the variable entity contractholders and others with contracts requiring premiums or other deposits to the separate account. Clients elect to invest premiums in stock, bond and/or money market funds depending on their risk tolerance. All investment performance, net of fees, is passed through to the client.

Separation Costs—Separation costs include expenses related to our separation from American Express Company. These costs are primarily associated with establishing the Ameriprise Financial brand, separating and reestablishing our technology platforms and advisor and employee retention programs. These costs ended in 2007.

SOP 05-1 ("Statement of Position 05-1"), "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts"—SOP 05-1 provides guidance on accounting for DAC associated with any insurance or annuity contract that is significantly modified or internally replaced with another contract.

Third Party Distribution—Distribution of RiverSource products, which include a variety of equity and fixed income mutual funds, annuities and insurance products, to retail clients through unaffiliated financial institutions and broker-dealers. The Third Party channel is separate from the Branded Advisor, Threadneedle, SAFC, and Institutional sales channels.

Threadneedle—Threadneedle Asset Management Holdings Sàrl is a holding company for the Threadneedle group of companies, which provide international investment management products and services.

Wrap Accounts—Wrap accounts enable our clients to purchase other securities such as mutual funds in connection with investment advisory fee-based "wrap account" programs or services. We offer clients the opportunity to select products that include proprietary and non-proprietary funds. We currently offer both discretionary and non-discretionary investment advisory wrap accounts. In a discretionary wrap account, an unaffiliated investment advisor or our investment management subsidiary, RiverSource Investments, LLC, chooses the underlying investments in the portfolio on behalf of the client. In a non-discretionary wrap account, the client chooses the underlying investments in the portfolio based, to the extent the client elects, in part or whole on the recommendations of their financial advisor. Investors in our wrap accounts generally pay an asset-based fee based on the assets held in their wrap accounts. These investors also pay any related fees or costs included in the underlying securities held in that account, such as underlying mutual fund operating expenses and Rule 12b-1 fees.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in and pursuant to SEC regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, our company's disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2008.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

The management of Ameriprise Financial, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America, and includes those policies and procedures that:

•
Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on management's assessment and those criteria, we believe that, as of December 31, 2008, the Company's internal control over financial reporting is effective.

Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of the Company's internal control over financial reporting as of December 31, 2008.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Ameriprise Financial, Inc.

We have audited Ameriprise Financial, Inc.'s (the Company's) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Ameriprise Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Ameriprise Financial, Inc., and our report dated March 2, 2009, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
March 2, 2009

Item 9B.  Other Information.

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

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

•
information included under the caption "Corporate Governance—Audit Committee Financial Experts"; and

•
information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

EXECUTIVE OFFICERS OF OUR COMPANY

Set forth below is a list of our executive officers as of the date this Annual Report on Form 10-K has been filed with the SEC. None of such officers has any family relationship with any other executive officer or our principal accounting officer, and none of such officers became an officer pursuant to any arrangement or understanding with any other person. Each such officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer's age is indicated by the number in parentheses next to his or her name.

James M. Cracchiolo—Chairman and Chief Executive Officer

Mr. Cracchiolo (50) has been our Chairman and Chief Executive Officer since the Distribution in September 2005. Prior to that time, Mr. Cracchiolo was Chairman and Chief Executive Officer of AEFC since March 2001; President and Chief Executive Officer of AEFC since November 2000; and Group President, Global Financial Services of American Express since June 2000. He served as Chairman of American Express Bank Ltd. from September 2000 until April 2005 and served as President and Chief Executive Officer of Travel Related Services International from May 1998 through July 2003. He is also currently on the board of advisors of the March of Dimes.

Joseph E. Sweeney—President—Financial Planning, Products and Services

Mr. Sweeney (47) has been our President—Financial Planning, Products and Services since September 2005. Prior to the Distribution, Mr. Sweeney served as Senior Vice President and General Manager of Banking, Brokerage and Managed Products of AEFC since April 2002. Prior thereto, he served as Senior Vice President and Head, Business Transformation, Global Financial Services of American Express from March 2001 until April 2002.

William F. Truscott—President—U.S. Asset Management, Annuities and Chief Investment Officer

Mr. Truscott (48) has been our President—U.S. Asset Management and Chief Investment Officer since September 2005. Prior to the Distribution, Mr. Truscott served as Senior Vice President and Chief Investment Officer of AEFC, a position he held since he joined the company in September 2001.

Walter S. Berman—Executive Vice President and Chief Financial Officer

Mr. Berman (66) has been our Executive Vice President and Chief Financial Officer since September 2005. Prior to the Distribution, Mr. Berman served as Executive Vice President and Chief Financial Officer of AEFC, a position he held since January 2003. From April 2001 to January 2004, Mr. Berman served as Corporate Treasurer of American Express.

Kelli A. Hunter—Executive Vice President of Human Resources

Ms. Hunter (47) has been our Executive Vice President of Human Resources since September 2005. Prior to the Distribution, Ms. Hunter served as Executive Vice President of Human Resources of AEFC since joining our company in June 2005. Prior to joining AEFC, Ms. Hunter was Senior Vice President—Global Human Capital for Crown Castle International Corporation in Houston, Texas. Prior to that, she held a variety of senior level positions in human resources for Software Spectrum, Inc., Mary Kay, Inc., as well as Morgan Stanley Inc. and Bankers Trust New York Corporation.

John C. Junek—Executive Vice President and General Counsel

Mr. Junek (59) has been our Executive Vice President and General Counsel since September 2005. Prior to the Distribution, Mr. Junek served as Senior Vice President and General Counsel of AEFC since June 2000.

Glen Salow—Executive Vice President—Service Delivery and Technology

Mr. Salow (52) has been our Executive Vice President—Service Delivery and Technology since September 2005. Prior to the Distribution, Mr. Salow was Executive Vice President of Technologies and Operations of AEFC since May 2005 and was Executive Vice President and Chief Information Officer of American Express from March 2000 to May 2005.

Kim M. Sharan—Executive Vice President and Chief Marketing Officer

Ms. Sharan (51) has been our Executive Vice President and Chief Marketing Officer since September 2005. Prior to the Distribution, Ms. Sharan served as Senior Vice President and Chief Marketing Officer of AEFC since July 2004. Prior thereto, she served as Senior Vice President and Head of Strategic Planning of the Global Financial Services Division of American Express from October 2002 until July 2004. Prior to joining American Express, Ms. Sharan was Managing Director at Merrill Lynch in Tokyo, Japan, from February 2000 until September 2002.

Deirdre N. Davey—Senior Vice President—Corporate Communications and Community Relations

Ms. Davey (38) has been our Senior Vice President—Corporate Communications and Community Relations since February 2007. Previously, Ms. Davey served as Vice President—Corporate Communications since May 2006. Prior thereto, Ms. Davey served as Vice President—Business Planning and Communications for our Chairman's Office, and prior to the Distribution, she served as Vice President—Business Planning and Communications for the Group President, Global Financial Services at American Express. Ms. Davey has more than 15 years of experience in marketing, business planning and corporate communications.

John R. Woerner—President—Insurance and Chief Strategy Officer

Mr. Woerner (40) has been our President—Insurance and Chief Strategy Officer since February 2008. Prior to his current role, he was Senior Vice President—Strategy and Business Development since September 2005. Prior to the Distribution, Mr. Woerner served as Senior Vice President—Strategic Planning and Business Development of AEFC since March 2005. Prior to joining us, Mr. Woerner was a Principal at McKinsey & Co., where he spent approximately ten years serving leading U.S. and European financial services firms, and co-led McKinsey's U.S. Asset Management Practice.

Donald E. Froude—President—The Personal Advisors Group

Mr. Froude (53) has been our President—The Personal Advisors Group since September 2008. Prior to joining us, Mr. Froude served as managing director and head of U.S. distribution for Legg Mason, Inc. since 2006. Prior to that, he served as President of Intermediary Distribution for Columbia Management, a division of Bank of America, from 2004 to 2006. Prior thereto, he was president and chief executive officer of Quick & Reilly.

David K. Stewart—Senior Vice President and Controller (Principal Accounting Officer)

Mr. Stewart (55) has been our Senior Vice President and Controller since September 2005. Prior to the Distribution, Mr. Stewart served as Vice President and Controller of AEFC and its subsidiaries since June 2002, when he joined American Express. Prior thereto, Mr. Stewart held various management and officer positions in accounting, financial reporting and treasury operations at Lutheran Brotherhood, now known as Thrivent Financial for Lutherans, where he was Vice President—Treasurer from 1997 until 2001.

CORPORATE GOVERNANCE

We have adopted a set of Corporate Governance Principles and Categorical Standards of Director Independence which, together with the charters of the three standing committees of the Board of Directors (Audit; Compensation and Benefits; and Nominating and Governance) and our Code of Conduct (which constitutes the company's code of ethics), provide the framework for the governance of our company. A complete copy of our Corporate Governance Principles and Categorical Standards of Director Independence, the charters of each of the Board committees, the Code of Conduct (which applies not only to our Chief Executive Officer, Chief Financial Officer and Controller, but also to all other employees of our company) and the Code of Business Conduct for the Members of the Board of Directors may be found by clicking the "Corporate Governance" link found on our Investor Relations website at ir.ameriprise.com. You may also access our Investor Relations website through our main website at ameriprise.com by clicking on the "Investor Relations" link, which is located at the bottom of the page. (Information from such sites is not incorporated by reference into this report.) You may also obtain free copies of these materials by writing to our Corporate Secretary at our principal executive offices.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning the market for our common shares and our shareholders, and certain information concerning equity compensation plans, can be found in Part II, Item 5 of this Annual Report on Form 10-K. Price and dividend information concerning our common shares may be found in Note 28 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The information set forth under the heading "Performance Graph" contained on page 19 of our 2008 Annual Report to Shareholders is incorporated herein by reference. The information included under the caption "Ownership of Our Common Shares" in the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information under the captions "Corporate Governance—Director Independence," "Corporate Governance—Categorical Standards of Director Independence," "Corporate Governance—Independence of Committee Members" and "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information set forth under the heading "Items to be Voted on by Shareholders—Item 2—Ratification of Audit Committee's Selection of Independent Registered Public Accountants—Independent Registered Public Accountant Fees"; "—Services to Associated Organizations"; and "—Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants," in the Proxy Statement is incorporated herein by reference.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(a)
1.    Financial Statements:

    The information required herein has been provided in Item 8, which is incorporated herein by reference.

  2.
  Financial schedules required to be filed by Item 8 of this form, and by Item 15(b):

    Schedule I—Condensed Financial Information of Registrant (Parent Company Only)

    All other financial schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

  3.
  Exhibits:

    The list of exhibits required to be filed as exhibits to this report are listed on pages E-1 through E-2 hereof under "Exhibit Index," which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)
Date: March 2, 2009	By	/s/ WALTER S. BERMAN Walter S. Berman Executive Vice President and Chief Financial Officer

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

Date: March 2, 2009	By	/s/ JAMES M. CRACCHIOLO James M. Cracchiolo Chairman and Chief Executive Officer (Principal Executive Officer and Director)
Date: March 2, 2009	By	/s/ WALTER S. BERMAN Walter S. Berman Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: March 2, 2009	By	/s/ DAVID K. STEWART David K. Stewart Senior Vice President and Controller (Principal Accounting Officer)
Date: March 2, 2009	By	/s/ IRA D. HALL Ira D. Hall Director
Date: March 2, 2009	By	/s/ WARREN D. KNOWLTON Warren D. Knowlton Director
Date: March 2, 2009	By	/s/ W. WALKER LEWIS W. Walker Lewis Director

Date: March 2, 2009	By	/s/ SIRI S. MARSHALL Siri S. Marshall Director
Date: March 2, 2009	By	/s/ JEFFREY NODDLE Jeffrey Noddle Director
Date: March 2, 2009	By	/s/ RICHARD F. POWERS III Richard F. Powers III Director
Date: March 2, 2009	By	/s/ H. JAY SARLES H. Jay Sarles Director
Date: March 2, 2009	By	/s/ ROBERT F. SHARPE, JR. Robert F. Sharpe, Jr. Director
Date: March 2, 2009	By	/s/ WILLIAM H. TURNER William H. Turner Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ameriprise Financial, Inc.

We have audited the consolidated financial statements of Ameriprise Financial, Inc. as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated March 2, 2009 (incorporated by reference in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of Form 10-K. This schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Minneapolis, Minnesota
March 2, 2009

AMERIPRISE FINANCIAL, INC.
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Only)

AMERIPRISE FINANCIAL, INC.
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Only)

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Revenues
Management and financial advice fees	$70	$85	$65
Distribution fees	—	—	70
Net investment income	21	27	59
Other revenues	62	9	9

Total revenues	153	121	203
Banking and deposit interest expense	2	6	7

Total net revenues	151	115	196

Expenses
Interest and debt expense	108	112	101
Separation costs	—	75	143
General and administrative expense	323	262	413

Total expenses	431	449	657

Pretax loss before equity in earnings of subsidiaries	(280)	(334)	(461)
Income tax benefit	(154)	(142)	(179)

Loss before equity in earnings of subsidiaries	(126)	(192)	(282)
Equity in earnings of subsidiaries	66	1,006	913

Net income (loss)	$(60)	$814	$631

See Notes to Condensed Financial Information of Registrant.

AMERIPRISE FINANCIAL, INC.
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(Parent Company Only)

	December 31,
	2008	2007
	(in millions, except share data)
Assets
Cash and cash equivalents	$734	$1,302
Investments	69	346
Receivables	32	40
Due from subsidiaries	623	245
Land, buildings, equipment, and software, net of accumulated depreciation of $580 and $487, respectively	522	577
Investment in subsidiaries	6,601	7,906
Other assets	352	281

Total assets	$8,933	$10,697

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued expenses	$164	$217
Due to subsidiaries	179	252
Debt	1,957	2,000
Other liabilities	477	418

Total liabilities	2,777	2,887

Shareholders' Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 256,432,623 and 255,925,436, respectively)	3	3
Additional paid-in capital	4,688	4,630
Retained earnings	4,570	4,811
Treasury shares, at cost (39,921,924 and 28,177,593 shares, respectively)	(2,012)	(1,467)
Accumulated other comprehensive loss, net of tax, including amounts applicable to equity investments in subsidiaries:
Net unrealized securities losses	(961)	(168)
Net unrealized derivatives losses	(8)	(6)
Foreign currency translation adjustments	(85)	(19)
Defined benefit plans	(39)	26

Total accumulated other comprehensive loss	(1,093)	(167)

Total shareholders' equity	6,156	7,810

Total liabilities and shareholders' equity	$8,933	$10,697

See Notes to Condensed Financial Information of Registrant.

AMERIPRISE FINANCIAL, INC.
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Cash Flows from Operating Activities
Net income (loss)	$(60)	$814	$631
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(66)	(1,006)	(913)
Dividends received from subsidiaries	1,139	1,558	670
Other operating activities, primarily with subsidiaries	237	(75)	124

Net cash provided by operating activities	1,250	1,291	512

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	—	—	23
Maturities, sinking fund payments and calls	161	104	401
Purchases	(161)	(91)	(347)
Proceeds from sales of other investments	9	—	—
Purchases of other investments	(103)	—	—
Purchase of land, buildings, equipment and software	(24)	(92)	(153)
Contributions to subsidiaries	(638)	(40)	(220)
Acquisitions	(316)	—	(33)
Change in loans	4	6	2
Other, net	37	—	—

Net cash used in investing activities	(1,031)	(113)	(327)

Cash Flows from Financing Activities
Proceeds from issuances of debt, net of issuance costs	—	—	494
Principal repayments of debt	(43)	—	(50)
Dividends paid to shareholders	(143)	(133)	(108)
Repurchase of common shares	(638)	(989)	(478)
Exercise of stock options	9	37	20
Excess tax benefits from share-based compensation	29	37	52
Other, net	(1)	53	—

Net cash used in financing activities	(787)	(995)	(70)

Net increase (decrease) in cash and cash equivalents	(568)	183	115
Cash and cash equivalents at beginning of year	1,302	1,119	1,004

Cash and cash equivalents at end of year	$734	$1,302	$1,119

Supplemental Disclosures:
Interest paid on debt	$121	$121	$95
Income taxes paid (received), net	(21)	6	118

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

Ameriprise Financial was formerly a wholly owned subsidiary of American Express Company ("American Express"). On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the "Separation") through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the separation of Ameriprise Financial and the distribution of the Ameriprise Financial common shares to American Express shareholders. Ameriprise Financial incurred significant non-recurring separation costs in 2007 and 2006 as a result of the Separation. The separation from American Express was completed in 2007.

In 2008, the Parent Company contributed leveraged loans of $83 million to RiverSource Life. The Parent Company recorded an investment loss of $22 million within net investment income related to the transfer of these leveraged loans, which was eliminated in consolidation.

2. Debt

All of the consolidated debt of Ameriprise Financial are borrowings of the Parent Company, except as indicated below.

•
At December 31, 2008, the consolidated debt of Ameriprise Financial included $64 million of floating rate revolving credit borrowings related to certain consolidated property funds. The debt is due in 2013 and will be extinguished with the cash flows from the sale of the investments held within the partnerships.

•
At December 31, 2008 and 2007, the consolidated debt of Ameriprise Financial included $6 million and $18 million, respectively, of municipal bond inverse floater certificates that are non-recourse debt obligations of a consolidated structured entity.

3. Commitments and Contingencies

The Parent Company is the guarantor for an operating lease of IDS Property Casualty Insurance Company.

All consolidated legal, regulatory and arbitration proceedings, including class actions of Ameriprise Financial, Inc. and its consolidated subsidiaries are potential or current obligations of the Parent Company.

The Parent Company and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which the Parent Company agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements, up to a maximum commitment of $115 million.

4. Guarantees

An unaffiliated third party is providing liquidity to clients of Securities America, Inc. ("SAI") registered representatives that have assets in the Reserve Primary Fund that have been blocked from redemption and frozen by the Reserve Fund since September 16, 2008. Ameriprise Financial has guaranteed the advances this third party has made to the clients of SAI registered representatives up to $15 million through April 15, 2009 or the date on which the $15 million cap is reached. Advances to SAI clients are limited to the lesser of $100,000 or 50% of the value of Reserve Primary Fund holdings, unless SAI management approves a disbursement in excess of 50%. The Parent Company has agreed to indemnify the unaffiliated third party up to $10 million until April 15, 2015, for costs incurred as a result of an arbitration or litigation initiated against the unaffiliated third party by clients of SAI registered representatives. In the event that a client defaults in the repayment of an advance, SAI has recourse to collect from the defaulting client.

During the third quarter of 2008, a consolidated property fund limited partnership entered into a floating rate revolving credit borrowing, of which $64 million was outstanding as of December 31, 2008. A subsidiary of Threadneedle Asset Management Holdings Sàrl guarantees the repayment of outstanding borrowings up to the value of the assets of the partnership. The debt is secured by the assets of the partnership and there is no recourse to Ameriprise Financial.

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

The following exhibits are filed as part of this Annual Report on Form 10-K. The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.2 through 10.17 are management contracts or compensatory plans or arrangements.

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
4.2
Indenture dated as of October 5, 2005, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3, File No. 333-128834, filed on October 5, 2005).
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
10.2
Ameriprise Financial 2005 Incentive Compensation Plan, as amended and restated effective April 25, 2007 (incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders held on April 25, 2007, File No. 001-32525, filed on March 9, 2007).
10.3*	Ameriprise Financial Deferred Compensation Plan, as amended and restated effective January 1, 2009.
10.4*	Ameriprise Financial Supplemental Retirement Plan, as amended and restated effective January 1, 2009.
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
10.7	Ameriprise Financial Form of Award Certificate—Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.8	Ameriprise Financial Form of Award Certificate—Restricted Stock Unit Award (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

E-1

Exhibit	Description
10.9	Ameriprise Financial Form of Agreement—Cash Incentive Award (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.10	Ameriprise Financial Long-Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 29, 2008).
10.11*	Ameriprise Financial Deferred Share Plan for Outside Directors, as amended and restated effective January 1, 2009.
10.12	CEO Security and Compensation Arrangements (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on October 31, 2005).
10.13*	Ameriprise Financial Senior Executive Severance Plan, as amended and restated effective January 1, 2009.
10.14	Restricted Stock Awards in lieu of Key Executive Life Insurance Program (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on November 18, 2005).
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
10.17	Ameriprise Financial 2008 Employment Incentive Equity Award Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, File No. 333-156075, filed on December 11, 2008).
10.18
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
10.19*	Capital Support Agreement by and between Ameriprise Financial, Inc. and Ameriprise Certificate Company, dated as of March 2, 2009.
12*	Ratio of Earnings to Fixed Charges.
13*
Portions of the Ameriprise Financial, Inc. 2008 Annual Report to Shareholders, which, except for those sections incorporated herein by reference, are furnished solely for the information of the SEC and are not to be deemed "filed."
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

E-2