Form 10-Q
period 2009-03-31
AMERIPRISE FINANCIAL INC
filed 2009-05-06
CIK 820027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

(612) 671-3131

Registrant’s telephone number, including area code:

Not Applicable

Former name, former address and former fiscal year, if changed since last report:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2009
Common Stock (par value $.01 per share)	219,119,544 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues
Management and financial advice fees	$554	$791
Distribution fees	311	433
Net investment income	421	401
Premiums	266	256
Other revenues	209	157
Total revenues	1,761	2,038
Banking and deposit interest expense	42	47
Total net revenues	1,719	1,991

Expenses
Distribution expenses	383	532
Interest credited to fixed accounts	205	195
Benefits, claims, losses and settlement expenses	100	304
Amortization of deferred acquisition costs	286	154
Interest and debt expense	26	26
General and administrative expense	585	590
Total expenses	1,585	1,801
Pretax income	134	190
Income tax provision	18	4
Net income	116	186
Less: Net loss attributable to noncontrolling interests	(14)	(5)
Net income attributable to Ameriprise Financial	$130	$191

Earnings per share attributable to Ameriprise Financial common shareholders
Basic	$0.58	$0.84
Diluted	0.58	0.82

Weighted average common shares outstanding
Basic	222.3	228.4
Diluted	223.5	231.5

Cash dividends paid per common share	$0.17	$0.15

Supplemental Disclosures:

Net investment income:
Net investment income before impairment losses on securities	$456
Total other-than-temporary impairment losses on securities	(38)
Portion of loss recognized in other comprehensive income	3
Net impairment losses recognized in net investment income	(35)
Net investment income	$421

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Cash and cash equivalents	$5,796	$6,228
Investments	30,738	27,522
Separate account assets	42,014	44,746
Receivables	3,579	3,887
Deferred acquisition costs	4,237	4,383
Restricted and segregated cash	1,811	1,883
Other assets	6,406	6,928
Total assets	$94,581	$95,577

Liabilities and Equity
Liabilities:
Future policy benefits and claims	$30,956	$29,293
Separate account liabilities	42,014	44,746
Customer deposits	8,465	8,229
Debt	1,922	2,027
Accounts payable and accrued expenses	713	887
Other liabilities	3,874	3,928
Total liabilities	87,944	89,110

Equity:
Ameriprise Financial:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 259,569,082 and 256,432,623, respectively)	3	3
Additional paid-in capital	4,719	4,688
Retained earnings	4,817	4,592
Treasury shares, at cost (40,431,702 and 39,921,924 shares, respectively)	(2,021)	(2,012)
Accumulated other comprehensive loss, net:
Net unrealized securities losses	(865)	(961)
Noncredit related impairments on securities	(134)	—
Net unrealized derivatives losses	(8)	(8)
Foreign currency translation adjustments	(88)	(85)
Defined benefit plans	(39)	(39)
Total accumulated other comprehensive loss, net	(1,134)	(1,093)
Total Ameriprise Financial shareholders’ equity	6,384	6,178
Noncontrolling interests	253	289
Total equity	6,637	6,467
Total liabilities and equity	$94,581	$95,577

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2009	2008

Cash Flows from Operating Activities
Net income	$116	$186
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Capitalization of deferred acquisition and sales inducement costs	(229)	(188)
Amortization of deferred acquisition and sales inducement costs	335	171
Depreciation and amortization	53	45
Deferred income tax expense (benefit)	82	(36)
Share-based compensation	40	37
Net realized investment gains	(51)	(8)
Other-than-temporary impairments recognized in net investment income and provision for loan losses	39	33
Premium and discount amortization	3	25
Changes in operating assets and liabilities:
Segregated cash	77	42
Trading securities and equity method investments, net	(344)	81
Future policy benefits and claims, net	167	154
Receivables	303	(95)
Brokerage deposits	(151)	(42)
Accounts payable and accrued expenses	(172)	(389)
Liability for derivatives collateral held	(625)	106
Other, net	(207)	47
Net cash (used in) provided by operating activities	(564)	169

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	1,285	92
Maturities, sinking fund payments and calls	1,207	983
Purchases	(4,561)	(584)
Proceeds from sales and maturities of commercial mortgage loans	52	61
Funding of commercial mortgage loans	(34)	(73)
Proceeds from sales of other investments	11	14
Purchase of other investments	(10)	(102)
Purchase of land, buildings, equipment and software	(15)	(44)
Change in policy loans, net	7	(9)
Change in restricted cash	(8)	150
Change in consumer banking loans and credit card receivables, net	(15)	4
Other, net	4	(1)
Net cash (used in) provided by investing activities	(2,077)	491

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(in millions)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	$980	$327
Maturities, withdrawals and cash surrenders	(866)	(249)
Change in other banking deposits	271	71
Policyholder and contractholder account values:
Consideration received	2,417	350
Net transfers from separate accounts	284	14
Surrenders and other benefits	(770)	(804)
Deferred premium options, net	61	(13)
Proceeds from issuance of debt, net of issuance costs	9	—
Principal repayments of debt	(113)	—
Dividends paid to shareholders	(37)	(34)
Repurchase of common shares	(9)	(277)
Exercise of stock options	—	6
Excess tax benefits from share-based compensation	1	3
Noncontrolling interests investments in subsidiaries	1	19
Distributions to noncontrolling interests	(18)	(5)
Net cash provided by (used in) financing activities	2,211	(592)

Effect of exchange rate changes on cash	(2)	—
Net increase (decrease) in cash and cash equivalents	(432)	68
Cash and cash equivalents at beginning of period	6,228	3,836
Cash and cash equivalents at end of period	$5,796	$3,904

Supplemental Disclosures:
Interest paid on debt	$3	$—
Income taxes (received) paid, net	(1)	30

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Three Months Ended March 31, 2009 and 2008

(in millions, except share amounts)

		Ameriprise Financial
						Accumulated
						Other
	Number of		Additional			Comprehen-	Non-
	Outstanding	Common	Paid-In	Retained	Treasury	sive Income	controlling
	Shares	Shares	Capital	Earnings	Shares	(Loss)	Interests	Total

Balances at January 1, 2008	227,747,843	$3	$4,630	$4,811	$(1,467)	$(167)	$378	$8,188
Change in accounting principle, net	—	—	—	(30)	—	—	—	(30)
Comprehensive income:
Net income (loss)	—	—	—	191	—	—	(5)	186
Other comprehensive loss, net:
Change in net unrealized securities losses	—	—	—	—	—	(114)	—	(114)
Foreign currency translation adjustment	—	—	—	—	—	(6)	—	(6)
Total comprehensive income								66
Dividends paid to shareholders	—	—	—	(34)	—	—	—	(34)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	19	19
Distributions to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Repurchase of common shares	(5,675,599)	—	—	—	(290)	—	—	(290)
Share-based compensation plans	1,322,998	—	7	—	47	—	—	54
Balances at March 31, 2008	223,395,242	$3	$4,637	$4,938	$(1,710)	$(287)	$387	$7,968

Balances at January 1, 2009	216,510,699	$3	$4,688	$4,592	$(2,012)	$(1,093)	$289	$6,467
Change in accounting principle, net	—	—	—	132	—	(132)	—	—
Comprehensive income:
Net income (loss)	—	—	—	130	—	—	(14)	116
Other comprehensive income, net:
Change in net unrealized securities losses	—	—	—	—	—	96	—	96
Change in noncredit related impairments on securities	—	—	—	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	—	—	(3)	(5)	(8)
Total comprehensive income								202
Dividends paid to shareholders	—	—	—	(37)	—	—	—	(37)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	—	(18)	(18)
Repurchase of common shares	(509,778)	—	—	—	(9)	—	—	(9)
Share-based compensation plans	3,136,459	—	31	—	—	—	—	31
Balances at March 31, 2009	219,137,380	$3	$4,719	$4,817	$(2,021)	$(1,134)	$253	$6,637

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Ameriprise Financial, Inc., companies in which it directly or indirectly has a controlling financial interest, variable interest entities (“VIEs”) in which it is the primary beneficiary and certain limited partnerships for which it is the general partner (collectively, the “Company”). Noncontrolling interests are the ownership interests in subsidiaries not attributable, directly or indirectly, to Ameriprise Financial, Inc. and are classified as equity within the Consolidated Balance Sheets. The Company excluding noncontrolling interests (“Ameriprise Financial”) includes ownership interests in subsidiaries that are attributable, directly or indirectly, to Ameriprise Financial, Inc. All material intercompany transactions and balances between or among Ameriprise Financial, Inc. and its subsidiaries and affiliates have been eliminated in consolidation.

The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature.

Ameriprise Financial, Inc. is a holding company, which primarily conducts business through its subsidiaries to provide financial planning and products and services that are designed to be utilized as solutions for clients’ cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs. The Company’s foreign operations in the United Kingdom are conducted through its subsidiary, Threadneedle Asset Management Holdings Sàrl (“Threadneedle”).

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

2.  Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance on estimating the fair value of a financial asset or liability when the trade volume and level of activity for the asset or liability has significantly decreased relative to historical levels. FSP 157-4 requires entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and any changes in valuation inputs or techniques. In addition, debt and equity securities as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” shall be disclosed by major category. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Company early adopted FSP 157-4 in the first quarter of 2009. The adoption did not have a material effect on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income. FSP 115-2 requires presentation of both the credit and noncredit portions of other-than-temporary impairments on the financial statements and additional disclosures in interim and annual periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income (loss). The Company adopted FSP 115-2 in the first quarter of 2009 and recorded a cumulative effect increase to the opening balance of retained earnings of $132 million, net of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization, certain benefit reserves and income taxes, and a corresponding increase to accumulated other comprehensive loss, net of impacts to DAC, DSIC, certain benefit reserves and income taxes. See Note 3 for the Company’s updated accounting policy and disclosures required by this FSP.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires interim disclosure on the fair value of financial instruments within the scope of SFAS No. 107 “Disclosures about Fair Value of Financial Instruments.” This FSP is effective for interim and annual reporting periods ending after

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company applied the disclosure requirements of FSP 107-1 in the first quarter of 2009. See Note 9 for disclosures required by this FSP.

In December 2008, the FASB issued FSP FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires enhanced disclosure related to plan assets including information about inputs and techniques used to determine the fair value of plan assets. FSP 132(R)-1 is effective for the first fiscal year ending after December 15, 2009, with early adoption permitted. The Company will apply the disclosure requirements of FSP 132(R)-1 as of December 31, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards with nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for periods beginning after December 15, 2008, with early adoption prohibited. FSP EITF 03-6-1 requires that all prior-period earnings per share data be adjusted retrospectively to conform with the FSP provisions. The Company adopted FSP EITF 03-6-1 as of January 1, 2009. The adoption did not have a material effect on the Company’s earnings per share.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities —an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires disclosures regarding the objectives for using derivative instruments, the fair value of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company applied the disclosure requirements of SFAS 161 in the first quarter of 2009. See Note 10 for disclosures required by SFAS 161.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”), which establishes the accounting and reporting for ownership interest in subsidiaries not attributable, directly or indirectly, to a parent. SFAS 160 requires that noncontrolling (minority) interests be classified as equity (instead of as a liability) within the consolidated balance sheet, and net income (loss) attributable to both the parent and the noncontrolling interests be disclosed on the face of the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early adoption prohibited. The provisions of SFAS 160 are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively to all periods presented. The Company adopted SFAS 160 as of January 1, 2009. The adoption did not have a material effect on the Company’s consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 that require retrospective application. Any retrospective application will be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. The Company adopted SFAS 157 effective January 1, 2008 and recorded a cumulative effect reduction to the opening balance of retained earnings of $30 million, net of DAC and DSIC amortization and income taxes. This reduction to retained earnings was related to adjusting the fair value of certain derivatives the Company uses to hedge its exposure to market risk related to certain variable annuity riders. The Company initially recorded these derivatives in accordance with EITF Issue No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”). SFAS 157 nullifies the guidance in EITF 02-3 and requires these derivatives to be marked to the price the Company would receive to sell the derivatives to a market participant (an exit price). The adoption of SFAS 157 also resulted in adjustments to the fair value of the Company’s embedded derivative liabilities associated with certain variable annuity riders. Since there is no market for these liabilities, the Company considered the assumptions participants in a hypothetical market would make to determine an exit price. As a result, the Company adjusted the valuation of these liabilities by updating certain policyholder assumptions, adding explicit margins to provide for profit, risk, and expenses, and adjusting the rate used to discount expected cash flows to reflect a current market estimate of the Company’s risk of nonperformance specific to these liabilities. These adjustments resulted in an adoption impact of a $4 million increase in earnings, net of DAC and DSIC amortization and income taxes, at January 1, 2008. The nonperformance risk component of the adjustment is specific to the risk of RiverSource Life Insurance Company (“RiverSource Life”) and RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”) (collectively, “RiverSource Life companies”) not fulfilling these liabilities. As the Company’s estimate of this credit spread widens or tightens, the liability will decrease or increase.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In accordance with FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), the Company deferred the adoption of SFAS 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. See Note 9 for additional information regarding the fair values of the Company’s assets and liabilities.

3.  Investments

The following is a summary of investments:

	March 31, 2009	December 31, 2008
	(in millions)
Available-for-Sale securities, at fair value	$25,762	$22,873
Commercial mortgage loans, net	2,852	2,887
Trading securities	874	501
Policy loans	722	729
Other investments	528	532
Total	$30,738	$27,522

Available-for-Sale Securities

Effective January 1, 2009, the Company early adopted FSP 115-2. This interpretation significantly changed the Company’s accounting policy regarding the timing and amount of other-than temporary impairments for Available-for-Sale securities as follows. When the fair value of an investment is less than its amortized cost, the Company assesses whether or not it has i.) the intent to sell the security (made a decision to sell) or ii.) it is more likely than not it will be required to sell the security before its anticipated recovery. If either of these conditions are met, the Company must recognize an other-than-temporary impairment for the difference between the investment’s amortized cost basis and its fair value through earnings. In addition, for investments that do not meet the above criteria, and the Company does not expect to recover a security’s amortized cost basis, the security is considered other-than temporarily impaired. For these securities, the Company separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of impacts to DAC, DSIC, certain benefit reserves and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income.

For all securities that are considered temporarily impaired, the Company does not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company believes that it will collect all principal and interest due on all investments that have amortized cost in excess of fair value that are considered only temporarily impaired.

Corporate debt securities

Factors the Company considers in determining whether declines in the fair value of fixed maturity securities are other-than-temporary include: 1) the extent to which the market value is below amortized cost; 2) the duration of time in which there has been a significant decline in value; 3) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and 4) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. In order to determine the amount of the credit loss component for corporate debt securities considered other-than-temporarily impaired, a best estimate of the present value of cash flows expected to be collected discounted at the security’s effective interest rate is compared to the amortized cost basis of the security.

Structured investments

For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments), the Company also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management. For the three months ended March 31, 2009, certain non-agency mortgage backed securities are deemed other-than

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

temporarily impaired. Generally, the credit loss component for the non-agency mortgage backed securities is determined as the amount the amortized cost basis exceeds the present value of the projected cash flows expected to be collected. Forward interest rates are considered in the cash flow projections and are used to calculate the discount rate used to determine the present value of the expected cash flows when structures are supported by variable rate securities. Current effective interest rates are used to discount cash flows supported by fixed rate securities.

Available-for-Sale securities distributed by type were as follows:

	March 31, 2009
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$13,909	$101	$(1,041)	$12,969
Residential mortgage backed securities	7,251	100	(631)	6,720
Commercial mortgage backed securities	3,547	53	(162)	3,438
Asset backed securities	1,393	21	(109)	1,305
State and municipal obligations	1,102	6	(161)	947
U.S. government and agencies obligations	179	9	—	188
Foreign government bonds and obligations	96	13	(4)	105
Common and preferred stocks	52	7	(36)	23
Other structured investments	26	12	—	38
Other debt obligations	29	—	—	29
Total	$27,584	$322	$(2,144)	$25,762

	December 31, 2008
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$13,687	$86	$(1,174)	$12,599
Residential mortgage backed securities	5,616	71	(452)	5,235
Commercial mortgage backed securities	2,880	36	(183)	2,733
Asset backed securities	1,055	4	(101)	958
State and municipal obligations	1,024	4	(155)	873
U.S. government and agencies obligations	257	14	—	271
Foreign government bonds and obligations	95	17	(5)	107
Common and preferred stocks	53	6	(22)	37
Other structured investments	31	19	—	50
Other debt obligations	10	—	—	10
Total	$24,708	$257	$(2,092)	$22,873

At March 31, 2009 and December 31, 2008, fixed maturity securities comprised approximately 84% and 83%, respectively, of the Company’s total investments. These securities were rated by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”), except for approximately $1.2 billion of securities at both March 31, 2009 and December 31, 2008, which were rated by the Company’s internal analysts using criteria similar to Moody’s and S&P. Ratings on investment grade securities are presented using S&P’s convention and, if the two agencies’ ratings differ, the lower rating is used. A summary of fixed maturity securities by rating was as follows:

	March 31, 2009			December 31, 2008
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$10,913	$10,690	42%	$9,475	$8,988	40%
AA	1,570	1,426	6	1,698	1,571	7
A	4,208	3,913	15	4,689	4,396	19
BBB	8,602	8,025	31	7,299	6,707	29
Below investment grade	2,239	1,685	6	1,494	1,174	5
Total fixed maturities	$27,532	$25,739	100%	$24,655	$22,836	100%

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

At March 31, 2009 and December 31, 2008, approximately 38% and 45%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of Ameriprise Financial shareholders’ equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2009
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Corporate debt securities	$3,697	$(267)	$4,489	$(774)	$8,186	$(1,041)
Residential mortgage backed securities	1,831	(296)	665	(335)	2,496	(631)
Commercial mortgage backed securities	755	(34)	1,210	(128)	1,965	(162)
Asset backed securities	368	(32)	282	(77)	650	(109)
State and municipal obligations	218	(14)	519	(147)	737	(161)
U.S. government and agencies obligations	—	—	11	—	11	—
Foreign government bonds and obligations	14	(4)	—	—	14	(4)
Other structured investments	8	—	—	—	8	—
Common and preferred stocks	—	—	14	(36)	14	(36)
Total	$6,891	$(647)	$7,190	$(1,497)	$14,081	$(2,144)

	December 31, 2008
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Corporate debt securities	$6,250	$(396)	$3,544	$(778)	$9,794	$(1,174)
Residential mortgage backed securities	765	(164)	786	(288)	1,551	(452)
Commercial mortgage backed securities	473	(27)	997	(156)	1,470	(183)
Asset backed securities	373	(52)	231	(49)	604	(101)
State and municipal obligations	438	(64)	295	(91)	733	(155)
U.S. government and agencies obligations	—	—	11	—	11	—
Foreign government bonds and obligations	20	(5)	—	—	20	(5)
Common and preferred stocks	—	—	27	(22)	27	(22)
Total	$8,319	$(708)	$5,891	$(1,384)	$14,210	$(2,092)

The following tables summarize the unrealized losses by ratio of fair value to amortized cost:

	March 31, 2009
	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
Ratio of Fair Value	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
to Amortized Cost	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
	(in millions, except number of securities)
95% - 100%	320	$4,237	$(72)	153	$2,262	$(58)	473	$6,499	$(130)
90% - 95%	112	1,245	(96)	129	1,529	(122)	241	2,774	(218)
80% - 90%	79	642	(103)	192	1,728	(284)	271	2,370	(387)
Less than 80%	98	767	(376)	227	1,671	(1,033)	325	2,438	(1,409)
Total	609	$6,891	$(647)	701	$7,190	$(1,497)	1,310	$14,081	$(2,144)

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2008
	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
Ratio of Fair Value	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
to Amortized Cost	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
	(in millions, except number of securities)
95% - 100%	328	$4,717	$(100)	105	$1,392	$(30)	433	$6,109	$(130)
90% - 95%	169	1,980	(152)	64	1,117	(96)	233	3,097	(248)
80% - 90%	162	974	(156)	124	1,624	(297)	286	2,598	(453)
Less than 80%	108	648	(300)	281	1,758	(961)	389	2,406	(1,261)
Total	767	$8,319	$(708)	574	$5,891	$(1,384)	1,341	$14,210	$(2,092)

As part of the Company’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to changes in credit spreads across sectors. The primary driver of increased unrealized losses in the first quarter of 2009 was related to the adoption of FSP 115-2. The Company recorded a cumulative effect increase to the amortized cost of previously other-than-temporarily impaired investments that increased the gross unrealized losses on Available-for-Sale securities by $211 million. This impact is due to impairment of Available-for-Sale securities previously recognized through earnings for factors other than credit.

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

The following table presents the rollforward of the net unrealized securities losses, net of tax, included in accumulated other comprehensive loss:

	2009	2008
	(in millions)
Net unrealized securities losses at January 1	$(961)	$(168)
Change in accounting principles, net of tax of $73 and nil, respectively	(137)	—
Holding gains (losses), net of tax of $85 and $71, respectively	157	(132)
Reclassification of realized (gains) losses, net of tax of $6 and $8, respectively	(10)	16
DAC, DSIC and benefit reserves, net of tax of $26 and $1, respectively	(48)	2
Net unrealized securities losses at March 31	$(999)	$(282)

The following table presents the amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses:

2009
(in millions)
Beginning balance of credit losses on securities held as of January 1 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$258
Additional amount related to credit losses for which an other-than-temporary impairment was not previously recognized	8
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	16
Ending balance of credit losses on securities held as of March 31 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$282

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net investment income were as follows:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Gross realized gains from sales	$52	$10
Gross realized losses from sales	(1)	(2)
Impairment losses	(35)	(32)

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The $35 million of other-than-temporary impairments recognized in net investment income for the three months ended March 31, 2009 related to credit losses on non-agency residential mortgage backed securities, corporate debt securities primarily in the gaming industries and other structured investments.

Available-for-Sale securities by maturity as of March 31, 2009 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,583	$1,574
Due after one year through five years	8,095	7,623
Due after five years through 10 years	3,012	2,677
Due after 10 years	2,625	2,364
	15,315	14,238
Residential mortgage backed securities	7,251	6,720
Commercial mortgage backed securities	3,547	3,438
Asset backed securities	1,393	1,305
Other structured investments	26	38
Common and preferred stocks	52	23
Total	$27,584	$25,762

The expected payments on residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments may not coincide with their contractual maturities. As such, these securities, as well as common and preferred stocks, were not included in the maturities distribution.

4.  Deferred Acquisition Costs and Deferred Sales Inducement Costs

The balances of and changes in DAC were as follows:

	2009	2008
	(in millions)
Balance at January 1	$4,383	$4,408
Cumulative effect of accounting change	—	36
Capitalization of acquisition costs	207	164
Amortization	(286)	(154)
Impact of change in net unrealized securities gains	(67)	(1)
Balance at March 31	$4,237	$4,453

The balances of and changes in DSIC were as follows:

	2009	2008
	(in millions)
Balance at January 1	$518	$511
Cumulative effect of accounting change	—	9
Capitalization of sales inducements	22	24
Amortization	(49)	(17)
Impact of change in net unrealized securities gains	(14)	—
Balance at March 31	$477	$527

The Company adopted FSP 115-2 in the first quarter of 2009. The adoption had no net impact to DAC and DSIC.

Effective January 1, 2008, the Company adopted SFAS 157 and recorded as a cumulative change in accounting principle a pretax increase of $36 million and $9 million to DAC and DSIC, respectively. See Note 2 and Note 9 for additional information regarding SFAS 157.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

5.  Future Policy Benefits and Claims and Separate Account Liabilities

Future policy benefits and claims consisted of the following:

	March 31, 2009	December 31, 2008
	(in millions)
Fixed annuities	$15,659	$14,058
Equity indexed annuities accumulated host values	213	228
Equity indexed annuities embedded derivatives	15	16
Variable annuities fixed sub-accounts	5,918	5,623
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	1,199	1,471
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	330	367
Other variable annuity guarantees	65	67
Total annuities	23,399	21,830
Variable universal life (“VUL”)/universal life insurance (“UL”)	2,551	2,526
Other life, disability income and long term care insurance	4,424	4,397
Auto, home and other insurance	366	368
Policy claims and other policyholders’ funds	216	172
Total	$30,956	$29,293

Separate account liabilities consisted of the following:

	March 31, 2009	December 31, 2008
	(in millions)
Variable annuity variable sub-accounts	$35,550	$37,657
VUL insurance variable sub-accounts	3,795	4,091
Other insurance variable sub-accounts	36	39
Threadneedle investment liabilities	2,633	2,959
Total	$42,014	$44,746

6.  Variable Annuity and Insurance Guarantees

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table provides summary information related to all variable annuity guarantees for which the Company has established additional liabilities:

	March 31, 2009				December 31, 2008
Variable annuity guarantees by benefit type(1)	Total contract value	Contract value in separate accounts	Net amount at risk(2)	Weighted average attained age	Total contract value	Contract value in separate accounts	Net amount at risk(2)	Weighted average attained age
	(in millions, except age)

GMDB:
Return of Premium	$21,867	$19,603	$5,857	61	$22,249	$20,153	$4,873	61
Six-Year Reset	11,719	8,982	3,258	61	12,719	10,063	2,802	61
One-Year Ratchet	5,478	4,747	2,402	63	5,770	5,061	2,163	62
Five-Year Ratchet	916	843	245	59	951	888	199	59
Other	447	401	215	67	471	429	192	66
Total — GMDB	$40,427	$34,576	$11,977	61	$42,160	$36,594	$10,229	61

GGU death benefit	$661	$577	$65	63	$699	$619	$65	63

GMIB	$517	$463	$279	63	$567	$511	$245	63

GMWB:
GMWB	$3,282	$3,173	$1,491	63	$3,513	$3,409	$1,312	63
GMWB for life	9,504	9,023	3,116	63	9,194	8,764	2,704	63
Total — GMWB	$12,786	$12,196	$4,607	63	$12,707	$12,173	$4,016	63

GMAB	$2,021	$1,947	$715	56	$2,006	$1,937	$608	56

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

Changes in additional liabilities were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)

Liability balance at January 1, 2008	$24	$3	$136	$33	$4
Incurred claims	1	—	80	50	1
Paid claims	(2)	—	—	—	—
Liability balance at March 31, 2008	$23	$3	$216	$83	$5

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)

Liability balance at January 1, 2009	$55	$12	$1,471	$367	$7
Incurred claims	23	1	(272)	(37)	2
Paid claims	(26)	—	—	—	—
Liability balance at March 31, 2009	$52	$13	$1,199	$330	$9

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7.  Customer Deposits

Customer deposits consisted of the following:

	March 31, 2009	December 31, 2008
	(in millions)
Fixed rate certificates	$4,057	$3,909
Stock market based certificates	861	909
Stock market embedded derivative reserve	7	5
Other	61	62
Less: accrued interest classified in other liabilities	(10)	(11)
Total investment certificate reserves	4,976	4,874
Brokerage deposits	1,837	1,988
Banking deposits	1,652	1,367
Total	$8,465	$8,229

8.  Debt

Debt and the stated interest rates were as follows:

	Outstanding Balance		Stated Interest Rate
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
	(in millions)
Senior notes due 2010	$800	$800	5.4%	5.4%
Senior notes due 2015	700	700	5.7	5.7
Junior subordinated notes due 2066	344	457	7.5	7.5
Municipal bond inverse floater certificates due 2021	6	6	1.4	2.2
Floating rate revolving credit borrowings due 2013	72	64	2.4	3.6
Total	$1,922	$2,027

9.  Fair Values of Assets and Liabilities

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Assets

Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of 90 days or less. Actively traded money market funds are measured at their net asset value (“NAV”) and classified as Level 1. The Company’s remaining cash equivalents are classified as Level 2 and measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.

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

Through the Company’s own experience transacting in the marketplace and through discussions with its pricing vendors, the Company believes that the market for non-agency residential mortgage backed securities is inactive. Indicators of inactive markets include: pricing services’ reliance on brokers or discounted cash flow analyses to provide prices, an increase in the disparity between prices provided by different pricing services for the same security, unreasonably large bid-offer spreads and a significant decrease in the volume of trades relative to historical levels. In certain cases, this market inactivity has resulted in the Company applying valuation techniques that rely more on an income approach (discounted cash flows using market rates) than on a market approach (prices from pricing services). The Company considers market observable yields for other asset classes it considers to be of similar risk which includes nonperformance and liquidity for individual securities to set the discount rate for applying the income approach to certain non-agency residential mortgage backed securities.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Liabilities

Embedded Derivatives

Variable Annuity Riders — Guaranteed Minimum Accumulation Benefit and Guaranteed Minimum Withdrawal Benefit

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$409	$4,933	$—	$5,342
Available-for-Sale securities:
Corporate debt securities	—	11,881	1,088	12,969
Residential mortgage backed securities	—	3,986	2,734	6,720
Commercial mortgage backed securities	—	3,435	3	3,438
Asset backed securities	—	1,019	286	1,305
State and municipal obligations	—	947	—	947
U.S. government and agencies obligations	22	166	—	188
Foreign government bonds and obligations	—	105	—	105
Common and preferred stocks	—	13	10	23
Other structured investments	—	—	38	38
Other debt obligations	—	24	5	29
Total Available-for-Sale securities	22	21,576	4,164	25,762
Trading securities	107	739	25	871
Separate account assets	—	42,014	—	42,014
Other assets	4	1,948	387	2,339
Total assets at fair value	$542	$71,210	$4,576	$76,328

Liabilities
Future policy benefits and claims	$—	$15	$1,516	$1,531
Customer deposits	—	7	—	7
Other liabilities	—	699	—	699
Total liabilities at fair value	$—	$721	$1,516	$2,237

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$504	$5,446	$—	$5,950
Available-for-Sale securities:
Corporate debt securities	—	11,479	1,120	12,599
Residential mortgage backed securities	—	4,027	1,208	5,235
Commercial mortgage backed securities	—	2,730	3	2,733
Asset backed securities	—	736	222	958
State and municipal obligations	—	873	—	873
U.S. government and agencies obligations	32	239	—	271
Foreign government bonds and obligations	—	107	—	107
Common and preferred stocks	—	27	10	37
Other structured investments	—	—	50	50
Other debt obligations	—	10	—	10
Total Available-for-Sale securities	32	20,228	2,613	22,873
Trading securities	224	244	30	498
Separate account assets	—	44,746	—	44,746
Other assets	1	2,308	487	2,796
Total assets at fair value	$761	$72,972	$3,130	$76,863

Liabilities
Future policy benefits and claims	$—	$16	$1,832	$1,848
Customer deposits	—	5	—	5
Other liabilities	7	673	—	680
Total liabilities at fair value	$7	$694	$1,832	$2,533

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Total Gains (Losses) Included in			Purchases,
	Balance, January 1,	Net		Other Comprehensive	Sales, Issuances and		Transfers Out of		Balance, March 31,
	2009	Income		Income	Settlements, Net		Level 3		2009
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,120	$—		$25	$(43)		$(14)		$1,088
Residential mortgage backed securities	1,208	(8)		6	1,528		—		2,734
Commercial mortgage backed securities	3	—		—	—		—		3
Asset backed securities	222	2		(6)	68		—		286
Common and preferred stocks	10	—		—	—		—		10
Other structured investments	50	(3)		(7)	(2)		—		38
Other debt obligations	—	—		—	5		—		5
Total Available-for-Sale securities	2,613	(9	)(1)	18	1,556		(14	)(4)	4,164

Trading securities	30	—		(1)	(4)		—		25
Other assets	487	(22	)(2)	(6)	(72)		—		387
Future policy benefits and claims	(1,832)	331	(3)	—	(15	)(3)	—		(1,516)

(1)	Included in net investment income in the Consolidated Statements of Operations.
(2)	Represents a $3 million loss included in benefits, claims, losses and settlement expenses and a $19 million loss included in other revenues in the Consolidated Statements of Operations.
(3)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
(4)	Represents a security transferred to Level 2 as the fair value is now obtained from a nationally-recognized pricing service. Previously, the fair value of the security was based on broker quotes.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  (continued)

		Total Gains (Losses) Included in			Purchases,
	Balance,			Other	Sales, Issuances		Transfers	Balance,
	January 1,	Net		Comprehensive	and Settlements,		into	March 31,
	2008	Income		Loss	Net		Level 3	2008
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,339	$—		$21	$(32)		$—	$1,328
Residential mortgage backed securities	1,267	(30)		(189)	47		—	1,095
Commercial mortgage backed securities	5	—		—	—		—	5
Asset backed securities	242	—		(10)	17		—	249
Common and preferred stocks	9	—		—	—		—	9
Other structured investments	46	1		—	(5)		—	42
Total Available-for-Sale securities	2,908	(29	)(1)	(178)	27		—	2,728

Trading securities	44	(1	)(1)	—	—		—	43
Other assets	629	43	(2)	—	6		—	678
Future policy benefits and claims	(158)	(124	)(3)	—	(13	)(3)	—	(295)

(1)	Included in net investment income in the Consolidated Statements of Operations.
(2)	Represents a $52 million gain included in benefits, claims, losses and settlement expenses and a $9 million loss included in other revenues in the Consolidated Statements of Operations.
(3)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities held at March 31:

	2009		2008
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$—		$—
Residential mortgage backed securities	(8)		(30)
Commercial mortgage backed securities	—		—
Asset backed securities	2		—
Other structured investments	(3)		(1)
Other debt obligations	—		—
Total Available-for-Sale securities	(9	)(1)	(31	)(1)
Trading securities	—		(1	)(1)
Other assets	(14	)(4)	43	(2)
Future policy benefits and claims	322	(3)	(124	)(3)

(1)	Included in net investment income in the Consolidated Statements of Operations.
(2)	Represents a $52 million gain included in benefits, claims, losses and settlement expenses and a $9 million loss included in other revenues in the Consolidated Statements of Operations.
(3)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
(4)	Included in other revenues in the Consolidated Statements of Operations.

During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  (continued)

The following table provides the carrying value and the estimated fair value of financial instruments that are not reported at fair value. All other financial instruments that are reported at fair value have been included in the table above with balances of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2009
	Carrying Value	Fair Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,852	$2,549
Policy loans	722	776
Receivables	1,038	764
Restricted and segregated cash	1,811	1,811
Other investments and assets	531	467

Financial Liabilities
Future policy benefits and claims	$14,673	$13,334
Investment certificate reserves	4,969	4,806
Banking and brokerage customer deposits	3,489	3,490
Separate account liabilities	2,964	2,964
Debt and other liabilities	2,038	1,696

Investments

The fair value of commercial mortgage loans, except those with significant credit deterioration, is determined by discounting contractual cash flows using discount rates that reflect current pricing for loans with similar remaining maturities and characteristics including loan-to-value ratio, occupancy rate, refinance risk, debt-service coverage, location, and property condition. For commercial mortgage loans with significant credit deterioration, fair value is determined using the same adjustments as above with an additional adjustment for the Company’s estimate of the amount recoverable on the loan.

The fair value of policy loans is determined using discounted cash flows.

Receivables

The fair value of consumer banking loans is determined by discounting estimated cash flows and incorporating adjustments for prepayment, administration expenses, severity and credit loss estimates, with discount rates based on the Company’s estimate of current market conditions.

Loans held for sale are measured at the lower of cost or market and fair value is based on what secondary markets are currently offering for loans with similar characteristics.

Brokerage margin loans are measured at outstanding balances, which are a reasonable estimate of fair value because of the sufficiency of the collateral and short term nature of these loans.

Restricted and segregated cash

Restricted and segregated cash is generally set aside for specific business transactions and restrictions are specific to the Company and do not transfer to third party market participants; therefore, the carrying amount is a reasonable estimate of fair value.

Amounts segregated under federal and other regulations reflect resale agreements and are measured at the cost at which the securities will be sold. This measurement is a reasonable estimate of fair value because of the short time between entering into the transaction and its expected realization and the reduced risk of credit loss due to pledging U.S. government-backed securities as collateral.

Other investments and assets

Other investments and assets primarily consist of syndicated loans. The fair value of syndicated loans is obtained from a nationally-recognized pricing service.

Future policy benefits and claims

The fair value of fixed annuities, in deferral status, is determined by discounting cash flows using a risk neutral discount rate with adjustments for profit, expense and risk margins and for the Company’s non-performance risk specific to these liabilities. The fair value of other liabilities including non-life contingent fixed annuities in payout status, equity indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts is determined in a similar manner.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  (continued)

Customer deposits

The fair value of investment certificate reserves is determined by discounting cash flows using discount rates that reflect current pricing for assets with similar terms and characteristics, with adjustments for early withdrawal behavior, penalty fees, expense margin and the Company’s non-performance risk specific to these liabilities.

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

Debt and other liabilities

Debt fair value is based on quoted prices in active markets, when available. If quoted prices are not available, fair value is obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques such as present value of cash flows.

10.  Derivatives and Hedging Activities

Derivative instruments enable the Company to manage its exposure to various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity, foreign exchange and interest rate indices or prices. The Company primarily enters into derivative agreements for risk management purposes related to the Company’s products and operations.

The Company uses derivatives as economic hedges and occasionally holds derivatives designated for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, at March 31, 2009:

Derivatives not designated as hedging instruments	Balance Sheet Location	Asset	Balance Sheet Location	Liability
		(in millions)		(in millions)
Interest rate contracts
GMWB and GMAB	Other assets	$600	Other liabilities	$(261)

Equity contracts
GMWB and GMAB	Other assets	1,411	Other liabilities	(397)
Equity indexed annuities	Other assets	1		—
Equity indexed annuities embedded derivatives		—	Future policy benefits and claims	(15)
Stock market certificates	Other assets	31	Other liabilities	(24)
Stock market certificates embedded derivatives		—	Customer deposits	(7)
Seed money	Other assets	1	Other liabilities	(2)

Foreign exchange contracts
Seed money	Other assets	3		—

Other
GMWB and GMAB embedded derivatives(1)		—	Future policy benefits and claims	(1,516)
Total		$2,047		$(2,222)

(1)	The fair values of GMWB and GMAB embedded derivatives fluctuate primarily based on changes in equity, interest rate and credit markets.

See note 9 for additional information regarding the Company’s fair value measurement of derivative instruments.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  (continued)

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) on the Consolidated Statements of Operations for the three months ended March 31, 2009:

		Amount of Gain or
	Location of Gain or (Loss) Recognized	(Loss) Recognized in
Derivatives not designated as hedging instruments	in Income on Derivatives	Income on Derivatives
		(in millions)
Interest rate contracts
GMWB and GMAB	Benefits, claims, losses and settlement expenses	$(123)

Equity contracts
GMWB and GMAB	Benefits, claims, losses and settlement expenses	61
Equity indexed annuities	Interest credited to fixed accounts	(2)
Equity indexed annuities embedded derivatives	Interest credited to fixed accounts	1
Stock market certificates	Banking and deposit interest expense	(3)
Stock market certificates embedded derivatives	Banking and deposit interest expense	(2)
Seed money	Net investment income	10

Foreign exchange contracts
Seed money	General and administrative expense	3

Other
GMWB and GMAB embedded derivatives	Benefits, claims, losses and settlement expenses	316
Total		$261

The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate and foreign currency exchange rate risk related to various products and transactions of the Company.

Certain annuity products contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of considerations received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to GMWB and GMAB provisions using various equity futures, equity options, total return swaps, interest rate swaptions and interest rate swaps. The gross notional amount of these contracts was $35 billion at March 31, 2009. The premium associated with certain of these options is paid or received semi-annually over the life of the option contract.

The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2009(1)	$(121)	$15
2010	(142)	13
2011	(133)	12
2012	(121)	11
2013	(108)	10
2014-2023	(357)	3

(1)	2009 amounts represent the amounts payable and receivable for the period from April 1, 2009 to December 31, 2009.

Equity indexed annuities and investment certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to equity indexed annuities and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and occasionally enters into futures contracts. The gross notional amount of these derivative contracts was $2 billion at March 31, 2009.

The Company enters into futures and total return swaps to manage its exposure to price risk arising from seed money investments made in proprietary mutual funds. The gross notional amount of these contracts was $193 million at March 31, 2009.

The Company enters into foreign currency forward contracts to hedge its exposure to certain receivables and obligations denominated in non-functional currencies. The gross notional amount of these contracts was $7 million at March 31, 2009.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  (continued)

Embedded Derivatives

Certain annuities contain GMAB and non-life contingent GMWB provisions, which are considered embedded derivatives. In addition, the equity component of the equity indexed annuity and stock market investment certificate product obligations are also considered embedded derivatives. As captured in the tables above, embedded derivatives are bifurcated from their host contracts and reported on the balance sheet at fair value with changes in fair value reported in earnings. As noted above, the Company uses derivatives to mitigate the financial statement impact of these embedded derivatives.

Cash Flow Hedges

The Company has amounts classified in accumulated other comprehensive loss related to gains and losses associated with the effective portion of previously designated cash flow hedges. The Company reclassifies these amounts into income as the forecasted transactions impact earnings. During the three months ended March 31, 2009, the Company held no derivatives that were designated as cash flow hedges under SFAS 133. The following table shows the impact of the Company’s cash flow hedges on the Consolidated Statements of Operations for the three months ended March 31, 2009:

Derivatives designated as hedging instruments	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
		(in millions)
Cash flow hedges
Interest on debt	Interest and debt expense	$2
Fixed annuity products	Net investment income	(2)
Total		$—

At March 31, 2009, the Company expects to reclassify $2 million of net pretax gains on derivative instruments from accumulated other comprehensive loss to earnings during the next 12 months. The $2 million net pretax gain is made up of an $8 million deferred gain related to interest rate swaps that will be recorded as a reduction to interest and debt expense, partially offset by a $6 million deferred loss related to interest rate swaptions that will be recorded in net investment income. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive loss are recognized in earnings immediately. No hedge relationships were discontinued during the three months ended March 31, 2009 due to forecasted transactions no longer expected to occur according to the original hedge strategy.

Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 26 years and relates to forecasted debt interest payments.

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements wherever practical. As of March 31, 2009, the Company held collateral consisting primarily of cash and securities of $1.3 billion posted by counterparties. As of March 31, 2009, the Company’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $212 million.

Certain of the Company’s derivative instruments contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At March 31, 2009, the aggregate fair value of all derivative instruments containing such credit risk features was $34 million. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2009 was $11 million. If the credit risk features of derivative contracts that were in a net liability position at March 31, 2009 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been $23 million.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  (continued)

11.  Income Taxes

The Company’s effective tax rates were 13.3% and 2.0% for the three months ended March 31, 2009 and 2008, respectively. The Company’s effective tax rate for the three months ended March 31, 2008 included $38 million of tax benefits related to changes in the status of current and closed audits.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, a) future taxable income exclusive of reversing temporary differences and carryforwards, b) future reversals of existing taxable temporary differences, c) taxable income in prior carryback years, and d) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of March 31, 2009 and December 31, 2008.

Included in the Company’s deferred income tax assets are net operating loss carryforwards of $62 million which will expire beginning December 31, 2025 as well as tax credit carryforwards of $170 million which will expire beginning December 31, 2025.

As of March 31, 2009 and December 31, 2008, the Company had $56 million of gross unrecognized tax expense. If recognized, approximately $62 million, net of federal tax benefits, of unrecognized tax benefits as of March 31, 2009 and December 31, 2008, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company had a receivable of $13 million related to the payment of interest and penalties accrued at both March 31, 2009 and December 31, 2008.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. However, there are a number of open audits and quantification of a range cannot be made at this time.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”), as part of the overall examination of the American Express Company consolidated return, completed its field examination of the Company’s U.S. income tax returns for 1997 through 2002 during 2008. However, for federal income tax purposes these years continue to remain open as a consequence of certain issues under appeal. The IRS continued its examination of 2003 through 2004 which is expected to be completed during 2009. In the fourth quarter of 2008, the IRS commenced an examination of the Company’s U.S. income tax returns for 2005 through 2007. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2006.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  (continued)

12.  Contingencies

Owing to prevailing conditions in the credit markets and the isolated default of an unaffiliated structured investment vehicle (“SIV”) held in the portfolios of money market funds advised by its RiverSource Investments LLC subsidiary (the “2a-7 Funds”), the Company intends to monitor the net asset value of the 2a-7 Funds and may in its judgment as circumstances warrant from time to time offer to purchase amounts of defaulted unaffiliated SIV securities at par from, or inject capital to, one or more of the 2a-7 Funds.  Management expects this to have an immaterial impact in subsequent periods.  The Company has not provided a formal capital support agreement or net asset value guarantee to any of the 2a-7 Funds.

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

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination by, the Securities and Exchange Commission (“SEC”), Financial Industry Regulatory Authority (“FINRA”), Office of Thrift Supervision (“OTS”), state insurance regulators, state attorneys general and various other governmental and quasi-governmental authorities concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. Pending matters about which the Company has recently received information requests include: sales and product or service features of, or disclosures pertaining to, mutual funds, annuities, equity and fixed income securities, insurance products, brokerage services, financial plans and other advice offerings; supervision of the Company’s financial advisors; supervisory practices in connection with financial advisors’ outside business activities; sales practices and supervision associated with the sale of fixed and variable annuities; the delivery of financial plans; the suitability of particular trading strategies. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

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

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona, and was later transferred to the United States District Court for the District of Minnesota. The plaintiffs alleged that they were investors in several of the Company’s mutual funds and they purported to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940. The plaintiffs alleged that fees allegedly paid to the defendants by the funds for investment advisory and administrative services were excessive. On July 6, 2007, the Court granted the Company’s motion for summary judgment, dismissing all claims with prejudice. Plaintiffs appealed the Court’s decision, and on April 8, 2009, the U.S. Court of Appeals for the Eighth Circuit reversed the district court’s decision, and remanded the case for further proceedings.

For several years, the Company has been cooperating with the SEC in connection with an inquiry into the Company’s sales of, and revenue sharing relating to, other companies’ real estate investment trust (“REIT”) shares in the 2000-2004 time period. SEC staff notified the Company that it is considering recommending that the SEC bring a civil action against the Company relating to these issues. The Company will continue to cooperate with the SEC regarding this matter.

Relevant to market conditions since the latter part of 2007, a large client claimed breach of certain contractual investment guidelines. In April 2009, the client presented a formal Request for Arbitration. The Company is continuing to evaluate the client’s claims, and the parties have agreed to a date (in early June 2009) for a mediation with a view to resolving the dispute. No date has been set for any arbitration proceedings, and the outcome and ultimate impact of this matter remain uncertain at this time.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  (continued)

13.  Guarantees

An unaffiliated third party is providing liquidity to clients of Securities America, Inc. (“SAI”) registered representatives that have assets in the Reserve Primary Fund that have been blocked from redemption and frozen by the Reserve Fund since September 16, 2008. The Company has agreed to indemnify the unaffiliated third party up to $10 million until April 15, 2015, for costs incurred as a result of an arbitration or litigation initiated against the unaffiliated third party by clients of SAI registered representatives. In the event that a client defaults in the repayment of an advance, SAI has recourse to collect from the defaulting client.

A property fund limited partnership that the Company consolidates has floating rate revolving credit borrowings of $72 million as of March 31, 2009. A Threadneedle subsidiary guarantees the repayment of outstanding borrowings up to the value of the assets of the partnership. The debt is secured by the assets of the partnership and there is no recourse to Ameriprise Financial.

14.  Earnings per Common Share

The computations of basic and diluted earnings per common share are as follows:

	Three Months Ended March 31,
	2009	2008
	(in millions, except per share amounts)
Numerator:
Net income attributable to Ameriprise Financial	$130	$191

Denominator:
Basic: Weighted-average common shares outstanding	222.3	228.4
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.2	3.1
Diluted: Weighted-average common shares outstanding	223.5	231.5

Earnings per common share:
Basic	$0.58	$0.84
Diluted	$0.58	$0.82

Basic weighted average common shares for the three months ended March 31, 2009 and 2008 included 3.4 million and 2.3 million, respectively, of vested, nonforfeitable restricted stock units and 4.8 million and 3.2 million, respectively, of non-vested restricted stock awards and restricted stock units that are forfeitable but receive nonforfeitable dividends. Potentially dilutive securities include nonqualified stock options and other share-based awards.

15.  Equity

The Company has a share repurchase program in place to return excess capital to shareholders. In light of the current market environment, the Company has temporarily suspended its stock repurchase program. During the three months ended March 31, 2008, the Company repurchased a total of 5.2 million shares of its common stock at an average price of $51.55. As of March 31, 2009, the Company had approximately $1.3 billion remaining under a share repurchase authorization.

The Company may also reacquire shares of its common stock under its share-based compensation plans related to restricted stock awards. Restricted shares that are forfeited before the vesting period has lapsed are recorded as treasury shares. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations. These vested restricted shares reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. Restricted shares forfeited and recorded as treasury shares were 0.1 million and nil for the three months ended March 31, 2009 and 2008, respectively. For both the three months ended March 31, 2009 and 2008, the Company reacquired 0.4 million shares of its common stock through the surrender of restricted shares upon vesting and paid in the aggregate $9 million and $20 million, respectively, related to the holders’ income tax obligations on the vesting date.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  (continued)

16.  Variable Interest Entities

The Company consolidates all VIEs for which it is considered to be the primary beneficiary. The determination as to whether an entity is a VIE is based on the amount and nature of the Company’s equity investment in the entity. The Company also considers other characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed. The determination as to whether the Company is considered to be the primary beneficiary is based on whether the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual return or both.

The Company consolidates a VIE for which it is considered the primary beneficiary. The Company had investments of $10 million and non-recourse debt of $6 million on the Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008, respectively, related to this entity.

The Company has variable interests for which it is not the primary beneficiary and, therefore, does not consolidate. The Company’s maximum exposure to loss as a result of its investment in these entities is limited to its carrying value. The Company has no obligation to provide further financial or other support to the VIEs nor has the Company provided any additional support to the VIEs other than services it is separately compensated for through management agreements. The Company had no liabilities recorded as of March 31, 2009 and December 31, 2008 related to these entities.

The Company is a limited partner in affordable housing partnerships which qualify for government sponsored low income housing tax credit programs. In most cases, the Company has less than 50% interest in the partnerships sharing in benefits and risks with other limited partners in proportion to the Company’s ownership interest. In the limited cases in which the Company has a greater than 50% interest in affordable housing partnerships, it was determined that the relationship with the general partner is an agent relationship and the general partner was most closely related to the partnership as it is the key decision maker and controls the operations. The carrying values of the affordable housing partnerships are reflected in investments and were $48 million and $54 million as of March 31, 2009 and December 31, 2008, respectively.

For the collateralized debt obligations (“CDOs”) managed by the Company, the Company has evaluated its variability in losses and returns considering its investment levels, which are less than 50% of the residual tranches, and the fees received from managing the structures and has determined that consolidation is not required. The carrying values of the CDOs are reflected in investments and were $38 million and $50 million as of March 31, 2009 and December 31, 2008, respectively. The Company manages $6.8 billion of underlying collateral consisting primarily of below investment grade syndicated bank loans within the CDOs.

17.  Segment Information

The Company’s five segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other.

The following is a summary of assets by segment:

	March 31, 2009	December 31, 2008
	(in millions)
Advice & Wealth Management	$11,035	$10,624
Asset Management	4,909	5,363
Annuities	58,324	58,504
Protection	18,924	19,425
Corporate & Other	1,389	1,661
Total assets	$94,581	$95,577

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  (continued)

The following is a summary of segment operating results:

	Three Months Ended March 31, 2009
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
	(in millions)
Revenue from external customers	$533	$239	$471	$488	$30	$—	$1,761
Intersegment revenue	237	10	21	8	—	(276)	—
Total revenues	770	249	492	496	30	(276)	1,761
Banking and deposit interest expense	41	1	—	—	1	(1)	42
Net revenues	729	248	492	496	29	(275)	1,719
Pretax income (loss)	$(61)	$(22)	$129	$112	$(24)	$—	134
Income tax provision							18
Net income							$116
Less: Net loss attributable to noncontrolling interests							(14)
Net income attributable to Ameriprise Financial							$130

	Three Months Ended March 31, 2008
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
	(in millions)
Revenue from external customers	$756	$351	$451	$473	$7	$—	$2,038
Intersegment revenue	227	6	27	10	3	(273)	—
Total revenues	983	357	478	483	10	(273)	2,038
Banking and deposit interest expense	47	2	—	—	1	(3)	47
Net revenues	936	355	478	483	9	(270)	1,991
Pretax income (loss)	$64	$13	$42	$102	$(31)	$—	190
Income tax provision							4
Net income							$186
Less: Net loss attributable to noncontrolling interests							(5)
Net income attributable to Ameriprise Financial							$191

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. Our Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2009 (“2008 10-K”), as well as our current reports on Form 8-K and other publicly available information.

Overview

We are engaged in providing financial planning, products and services that are designed to be utilized as solutions for our clients’ cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs. As of March 31, 2009, we had a network of more than 12,400 financial advisors and registered representatives (“affiliated financial advisors”). In addition to serving clients through our affiliated financial advisors, our asset management, annuity, and auto and home protection products are distributed through third-party advisors and affinity relationships.

We deliver solutions to our clients through an approach focused on building long term personal relationships between our advisors and clients. We offer financial planning and advice that are responsive to our clients’ evolving needs and help them achieve their identified financial goals by recommending actions and a range of product “solutions” consisting of investment, annuities, insurance, banking and other financial products that help them attain over time a return or form of protection while accepting what they determine to be an appropriate range and level of risk. The financial product solutions we offer through our affiliated advisors include both our own products and services and products of other companies. Our financial planning and advisory process is designed to provide comprehensive advice, when appropriate, to address our clients’ cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. We believe that our focus on personal relationships, together with our strengths in financial planning and product development, allows us to better address our clients’ financial needs, including the financial needs of our primary target market segment, the mass affluent and affluent, which we define as households with investable assets of more than $100,000. This focus also puts us in a strong position to capitalize on significant demographic and market trends, which we believe will continue to drive increased demand for our financial planning and other financial services. Deep client-advisor relationships are central to the ability of our business model to succeed through market cycles, including the extreme market conditions that persisted through the first quarter of 2009.

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

It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets. Our financial targets are:

•                  Net revenue growth of 6% to 8%,

•                  Earnings per diluted share growth of 12% to 15%, and

•                  Return on equity of 12% to 15%.

Our net revenues for the three months ended March 31, 2009 were $1.7 billion, a decrease of $272 million, or 14%, from the prior year period. This revenue decline primarily reflects the negative impact of weak equity markets on management and financial advice fees and distribution fees.

Net income attributable to Ameriprise Financial for the three months ended March 31, 2009 was $130 million, a decline of $61 million from $191 million for the prior year period. Earnings per diluted share for the three months ended March 31, 2009 were $0.58, compared to $0.82 for the prior year period.

We continue to establish Ameriprise Financial as a financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by our continued leadership in financial planning and our strong corporate foundation. Our franchisee advisor and client retention remain strong at 93% and 94%, respectively, as of March 31, 2009. We completed a strong quarter for experienced advisor recruitment, with approximately 200 experienced advisors joining our branded advisor channels in the first quarter of 2009.

Critical Accounting Policies

Valuation of Investments

Effective January 1, 2009, we early adopted FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). This interpretation significantly changed our accounting policy regarding the timing and amount of other-than temporary impairments for Available-for-Sale securities. For information regarding the changes to our accounting policy, see Note 3 to our Consolidated Financial Statements.

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

For annuity and universal life insurance products, the assumptions made in projecting future results and calculating the DAC balance and DAC amortization expense are management’s best estimates. Management is required to update these assumptions whenever it appears that, based on actual experience or other evidence, earlier estimates should be revised. When assumptions are changed, the percentage of estimated gross profits used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made. For products with associated DSIC, the same policy applies in calculating the DSIC balance and periodic DSIC amortization.

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

The client asset value growth rates are the rates at which variable annuity and variable universal life insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. We typically use a five-year mean reversion process as a guideline in setting near-term equity asset growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near-term growth rate is reviewed to ensure consistency with management’s assessment of anticipated equity market performance. In the first quarter of 2009, management elected to follow the mean reversion guideline, increasing near-term equity asset growth rates and projecting that first quarter approximate 12% decrease in equity values will be recovered within the five-year mean reversion period. At recent equity market levels, increasing the annualized equity market return projected during the five-year mean reversion period by 100 basis points reduces DAC amortization and other impacted expenses by $20-$25 million after tax.

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

We earn management fees on our owned separate account assets based on the market value of assets held in the separate accounts. We record the income associated with our owned investments, including net realized gains and losses associated with these investments and other-than-temporary impairments related to credit losses on these investments, as net investment income. For managed assets, we receive management fees based on the value of these assets. We generally report these fees as management and financial advice fees. We may also receive distribution fees based on the value of these assets. We generally record fees received from administered assets as distribution fees.

Fluctuations in our owned, managed and administered assets impact our revenues. Our owned, managed and administered assets are impacted by net flows of client assets, market movements and foreign exchange rates. Owned assets are also affected by changes in our capital structure.

Our owned, managed and administered assets declined to $354.0 billion at March 31, 2009, a net decrease of 21% from March 31, 2008, primarily due to the 40% decline in the S&P 500 Index.

We generated retail net inflows for the three months ended March 31, 2009. Fixed annuities had total net inflows of $1.5 billion in the first quarter of 2009 compared to net outflows of $547 million in the prior year period. Wrap account assets had net inflows of $1.3 billion in the first quarter of 2009 compared to $1.4 billion in the prior year period and variable annuities had net inflows of $328 million compared to $851 million in the prior year period.

Total asset management net outflows declined to $0.3 billion for the three months ended March 31, 2009, compared to net outflows of $5.2 billion for the prior year period. In the first quarter of 2009, Domestic managed assets had $54 million in net inflows compared to net outflows of $2.6 billion in the prior year period and market depreciation of $2.8 billion in the first quarter of 2009 compared to $7.0 billion in the prior year period. International managed assets had $322 million in net outflows in the first quarter of 2009 compared to $2.6 billion in the prior year period and market depreciation of $4.5 billion in the first quarter of 2009 compared to $8.3 billion in the prior year period. The negative impact on International managed assets due to changes in foreign currency exchange rates was $1.5 billion in the first quarter of 2009 compared to $72 million in the prior year period.

The following table presents detail regarding our owned, managed and administered assets:

	Three Months Ended March 31,
	2009	2008	Change
	(in billions, except percentages)
Owned Assets	$29.6	$36.8	(20)%
Managed Assets(1):
RiverSource	125.2	147.0	(15)
Threadneedle	68.3	124.3	(45)
Wrap account assets	68.2	89.6	(24)
Eliminations(2)	(8.4)	(14.4)	(42)
Total Managed Assets	253.3	346.5	(27)
Administered Assets	71.1	65.8	8
Total Owned, Managed and Administered Assets	$354.0	$449.1	(21)%

(1)	Includes managed external client assets and managed owned assets.
(2)	Includes eliminations for RiverSource mutual fund assets included in wrap account assets and RiverSource assets sub-advised by Threadneedle.

Consolidated Results of Operations for the Three Months Ended March 31, 2009 and 2008

The following table presents our consolidated results of operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$554	$791	$(237)	(30)%
Distribution fees	311	433	(122)	(28)
Net investment income	421	401	20	5
Premiums	266	256	10	4
Other revenues	209	157	52	33
Total revenues	1,761	2,038	(277)	(14)
Banking and deposit interest expense	42	47	(5)	(11)
Total net revenues	1,719	1,991	(272)	(14)

Expenses
Distribution expenses	383	532	(149)	(28)
Interest credited to fixed accounts	205	195	10	5
Benefits, claims, losses and settlement expenses	100	304	(204)	(67)
Amortization of deferred acquisition costs	286	154	132	86
Interest and debt expense	26	26	—	—
General and administrative expense	585	590	(5)	(1)
Total expenses	1,585	1,801	(216)	(12)
Pretax income	134	190	(56)	(29)
Income tax provision	18	4	14	NM
Net income	116	186	(70)	(38)
Less: Net loss attributable to noncontrolling interests	(14)	(5)	(9)	NM
Net income attributable to Ameriprise Financial	$130	$191	$(61)	(32)%

Supplemental Disclosures:

Net investment income:
Net investment income before impairment losses on securities	$456
Total other-than-temporary impairment losses on securities	(38)
Portion of loss recognized in other comprehensive income	3
Net impairment losses recognized in net investment income	(35)
Net investment income	$421

NM Not Meaningful.

Overall

Net income attributable to Ameriprise Financial for the three months ended March 31, 2009 was $130 million, down $61 million from $191 million for the prior year period, reflecting the impact of the significant decline in equity markets and the lower short-term interest rate environment. The S&P 500 Index ended at 798 at the end of the first quarter of 2009 compared to 1,323 at the end of the first quarter of 2008, a drop of 525 points, or 40%. Short-term interest rates declined period over period as the Fed Funds target rate was 0-25 basis points in the first quarter of 2009 compared to a range of 225-425 basis points in the first quarter of 2008.

Net Revenues

The decrease in net revenues was driven by lower management and financial advice fees and distribution fees, primarily due to lower asset levels attributable to the decline in equity markets that persisted throughout the period from March 31, 2008 to March 31, 2009 and clients’ increased preference for short-term and fixed income investment products, as well as the lower short-term interest rate environment.

Management and financial advice fees decreased $237 million, or 30%, to $554 million for the three months ended March 31, 2009 compared to $791 million for the prior year period primarily due to lower asset levels, as well as the negative impact of foreign currency translation. Wrap account assets decreased $21.4 billion, or 24%, compared to the prior year period, due to market depreciation, partially offset by net inflows and an increase in wrap account assets due to the acquisition of H&R Block Financial Advisors, Inc. in the fourth quarter of 2008. Market depreciation from March 31, 2008 to March 31, 2009 negatively impacted wrap account assets by $27.1 billion, whereas total net inflows during the same period were $3.7 billion. Market depreciation of wrap account assets was $5.9 billion in the first quarter of 2009 compared to $5.6 billion in the first quarter of 2008. Net inflows in wrap account assets decreased slightly to $1.3 billion in the first quarter of 2009 from $1.4 billion in the prior year. Total managed assets excluding wrap account assets decreased $71.8 billion, or 28%, in the first quarter of 2009 compared to the prior year period primarily due to market depreciation, net outflows in Domestic and International funds and a $30.0 billion decrease in International managed assets due to the impact of changes in foreign currency exchange rates, partially offset by an increase in managed assets due to the acquisition of J. & W. Seligman & Co. (“Seligman”) in the fourth quarter of 2008.

Distribution fees decreased $122 million, or 28%, to $311 million for the three months ended March 31, 2009 compared to $433 million in the prior year period primarily due to changes in client behavior and lower asset levels. Clients’ continued preference for short-term and fixed income investment products in the first quarter of 2009 resulted in slowing sales and flows for other products that generate higher distribution fees.

Net investment income increased $20 million, or 5%, to $421 million for the three months ended March 31, 2009 compared to $401 million in the prior year period, due to $16 million in net realized investment gains for the first quarter of 2009 compared to $24 million in net realized investment losses for the first quarter of 2008. In the first quarter of 2009, net realized gains from sales of Available-for-Sale securities were $51 million and other-than-temporary impairments recognized in earnings were $35 million. In the first quarter of 2008, net realized gains from sales of securities were $8 million and other-than-temporary impairments recognized in earnings were $32 million. Investment income earned on fixed maturity securities decreased $23 million compared to the prior year period primarily driven by lower short-term interest rates while investment income earned on seed money and other investments increased $4 million from the prior year period.

Premiums increased $10 million, or 4%, to $266 million for the three months ended March 31, 2009 primarily due to growth in Auto and Home premiums compared to the prior year period driven by higher volumes. Auto and Home policy counts increased 6% period-over-period.

Other revenues increased $52 million, or 33%, to $209 million for the three months ended March 31, 2009 compared to $157 million in the prior year period primarily due to a $50 million gain on the repurchase of certain junior subordinated notes (“junior notes”) in the first quarter of 2009.

Banking and deposit interest expense decreased $5 million to $42 million for the three months ended March 31, 2009 compared to $47 million in the prior year period primarily due to lower crediting rates on certificates, partially offset by higher certificate balances.

Expenses

Total expenses decreased $216 million, or 12%, to $1.6 billion for the three months ended March 31, 2009 compared to $1.8 billion for the three months ended March 31, 2008, primarily due to lower business volumes, lower expenses from hedged variable annuity living benefits and continued strong expense controls.

Distribution expenses decreased $149 million, or 28%, to $383 million for the three months ended March 31, 2009 compared to $532 million in the prior year period primarily due to decreases in advisor compensation reflecting a shift in client behavior and lower asset levels, which were both impacted by market declines. Net revenues per advisor decreased to $59,000 in the first quarter of 2009 compared to $81,000 in the prior year period and total managed assets decreased $93.2 billion, or 27%, compared to the prior year period.

Interest credited to fixed accounts increased $10 million, or 5%, to $205 million for the three months ended March 31, 2009 compared to $195 million for the three months ended March 31, 2008, primarily due to higher average fixed annuity account balances and higher average rates paid to clients on fixed annuities compared to the prior year period. Average fixed annuities contract accumulation values increased $775 million, or 6%, compared to the prior year period. The average crediting rate excluding capitalized interest increased to 3.8% in the first quarter of 2009 compared to 3.7% in the same period a year ago.

Benefits, claims, losses and settlement expenses decreased $204 million, or 67%, to $100 million for the three months ended March 31, 2009 compared to $304 million for the three months ended March 31, 2008, primarily due to net gains from benefits associated with variable annuity guarantees in the first quarter of 2009. Benefits, claims, losses and settlement expenses in the first quarter of 2009 included a $231 million benefit related to the market impact on variable annuity guaranteed living benefits, net of hedges and DSIC and a $31 million expense related to the equity market’s impact on guaranteed minimum death benefits (“GMDB”) and other unhedged variable annuity guaranteed benefits. The net gains from benefits associated with variable annuity guarantees in the first quarter of 2009 were largely attributable to the impact of credit spread widening on Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) liability values and were substantially offset by a related increase in DAC amortization. Benefits, claims, losses and settlement expenses in the first quarter of 2008 included $12 million of expense related to the unfavorable market impact on variable annuity guaranteed living benefits, net of hedges and DSIC.

Amortization of DAC increased $132 million, or 86%, to $286 million for the three months ended March 31, 2009 compared to $154 million in the prior year period. Included in DAC amortization for the three months ended March 31, 2009 was an expense of $146 million related to variable annuity guaranteed living benefits, net of hedges, compared to a benefit of $17 million for the three months ended March 31, 2008. In addition, the impact of equity market depreciation on ending account values increased DAC amortization by $40 million in the first quarter of 2009 compared to $24 million in the first quarter of 2008. These increases were partially offset by a decrease in variable annuity amortization driven by lower period-over-period account values and associated asset fees.

General and administrative expense decreased $5 million, or 1%, to $585 million for the three months ended March 31, 2009 compared to $590 million in the prior year period. General and administrative expense in the first quarter of 2009 included integration costs and ongoing expenses from acquisitions closed in the fourth quarter of 2008 of $19 million and $66 million, respectively. Excluding these costs, general and administrative expense decreased 15% as a result of expense controls, lower performance-driven compensation-related expenses and a positive impact of foreign currency translation. The positive impact of foreign currency translation on general and administrative expense partially offset the negative impact of foreign currency translation on management and financial advice fees.

Income Taxes

Our effective tax rate on net income attributable to Ameriprise Financial increased to 13.3% for the three months ended March 31, 2009, compared to 2.0% for the three months ended March 31, 2008. Our effective tax rate for the first quarter of 2008 included $38 million of tax benefits related to changes in the status of current audits and closed audits.

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

Results of Operations by Segment for the Three Months Ended March 31, 2009 and 2008

The following tables present summary financial information by segment and reconciliation to consolidated totals derived from Note 17 to our Consolidated Financial Statements for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
		Percent		Percent
		Share of		Share of
	2009	Total	2008	Total
	(in millions, except percentages)
Total net revenues
Advice & Wealth Management	$729	42%	$936	48%
Asset Management	248	14	355	18
Annuities	492	29	478	24
Protection	496	29	483	24
Corporate & Other	29	2	9	—
Eliminations	(275)	(16)	(270)	(14)
Total net revenues	$1,719	100%	$1,991	100%

Total expenses
Advice & Wealth Management	$790	50%	$872	49%
Asset Management	270	17	342	19
Annuities	363	23	436	24
Protection	384	24	381	21
Corporate & Other	53	3	40	2
Eliminations	(275)	(17)	(270)	(15)
Total expenses	$1,585	100%	$1,801	100%

Net loss attributable to noncontrolling interests
Asset Management	$(14)	100%	$(5)	100%

Pretax income (loss) excluding net loss attributable to noncontrolling interests
Advice & Wealth Management	$(61)	(42)%	$64	33%
Asset Management	(8)	(5)	18	9
Annuities	129	87	42	22
Protection	112	76	102	52
Corporate & Other	(24)	(16)	(31)	(16)
Pretax income excluding net loss attributable to noncontrolling interests	$148	100%	$195	100%

Advice & Wealth Management

Our Advice & Wealth Management segment provides financial planning and advice, as well as full service brokerage and banking services, primarily to retail clients, through our financial advisors. Our affiliated advisors utilize a diversified selection of both proprietary and non-proprietary products to help clients meet their financial needs.

The following table presents the results of operations of our Advice & Wealth Management segment for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$268	$367	$(99)	(27)%
Distribution fees	431	517	(86)	(17)
Net investment income	54	79	(25)	(32)
Other revenues	17	20	(3)	(15)
Total revenues	770	983	(213)	(22)
Banking and deposit interest expense	41	47	(6)	(13)
Total net revenues	729	936	(207)	(22)

Expenses
Distribution expenses	461	585	(124)	(21)
General and administrative expense	329	287	42	15
Total expenses	790	872	(82)	(9)
Pretax income (loss)	(61)	64	(125)	NM
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Pretax income (loss) excluding net loss attributable to noncontrolling interests	$(61)	$64	$(125)	NM

Supplemental Disclosures:

Net investment income:
Net investment income before impairment losses on securities	$67
Total other-than-temporary impairment losses on securities	(13)
Portion of loss recognized in other comprehensive income	—
Net impairment losses recognized in net investment income	(13)
Net investment income	$54

NM Not Meaningful.

Our Advice & Wealth Management segment pretax loss was $61 million for the three months ended March 31, 2009 compared to pretax income of $64 million for the three months ended March 31, 2008.

Net Revenues

Net revenues were $729 million for the three months ended March 31, 2009 compared to $936 million in the prior year period, a decrease of $207 million, or 22%, primarily driven by decreases in management and financial advice fees, distribution fees and net investment income.

Management and financial advice fees decreased $99 million, or 27%, to $268 million for the three months ended March 31, 2009, primarily due to lower asset levels in wrap accounts. Wrap account assets decreased $21.4 billion, or 24%, compared to the prior year period due to market depreciation, partially offset by net inflows and an increase in wrap account assets due to the acquisition of H&R Block Financial Advisors, Inc. in the fourth quarter of 2008. Market depreciation from March 31, 2008 to March 31, 2009 negatively impacted wrap account assets by $27.1 billion, whereas total net inflows during the same period were $3.7 billion. Financial planning fees were lower in the first quarter of 2009 compared to prior year resulting from accelerated financial plan delivery standards in the first quarter of 2008.

Distribution fees decreased $86 million, or 17%, to $431 million for the three months ended March 31, 2009, primarily due to changes in client behavior and lower asset levels. Clients’ continued preference for short-term and fixed income investment products in the first quarter of 2009 resulted in slowing sales and flows for other products that generate higher distribution fees.

Net investment income decreased $25 million, or 32%, to $54 million for the three months ended March 31, 2009. Net realized investment losses on Available-for-Sale securities were $10 million in the first quarter of 2009 compared to nil in the prior year period. Investment income on fixed maturity securities and other investments decreased $15 million primarily due to lower short-term interest rates compared to the prior year period.

Banking and deposit interest expense decreased $6 million, or 13%, to $41 million for the three months ended March 31, 2009, due to lower crediting rates accrued on certificates, partially offset by higher certificate balances compared to the prior year period.

Expenses

Total expenses decreased $82 million, or 9%, to $790 million for the three months ended March 31, 2009.

Distribution expenses decreased $124 million, or 21%, to $461 million for the three months ended March 31, 2009, primarily due to decreases in advisor compensation reflecting a shift in client behavior and lower asset levels, which were both impacted by market declines. Net revenues per advisor decreased to $59,000 in the first quarter of 2009 compared to $81,000 in the prior year period and total managed assets decreased $93.2 billion, or 27%, compared to the prior year period.

General and administrative expense increased $42 million, or 15%, from the prior year period primarily due to integration costs and ongoing expenses from our acquisition of H&R Block Financial Advisors, Inc. in the fourth quarter of 2008, partially offset by lower expenses due to expense controls and lower performance-driven compensation-related expenses.

Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients.

The following table presents the results of operations of our Asset Management segment for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$209	$296	$(87)	(29)%
Distribution fees	47	70	(23)	(33)
Net investment income	(1)	(4)	3	75
Other revenues	(6)	(5)	(1)	(20)
Total revenues	249	357	(108)	(30)
Banking and deposit interest expense	1	2	(1)	(50)
Total net revenues	248	355	(107)	(30)

Expenses
Distribution expenses	82	118	(36)	(31)
Amortization of deferred acquisition costs	6	8	(2)	(25)
General and administrative expense	182	216	(34)	(16)
Total expenses	270	342	(72)	(21)
Pretax income (loss)	(22)	13	(35)	NM
Less: Net loss attributable to noncontrolling interests	(14)	(5)	(9)	NM
Pretax income (loss) excluding net loss attributable to noncontrolling interests	$(8)	$18	$(26)	NM

Supplemental Disclosures:

Net investment income:
Net investment income before impairment losses on securities	$2
Total other-than-temporary impairment losses on securities	(3)
Portion of loss recognized in other comprehensive income	—
Net impairment losses recognized in net investment income	(3)
Net investment income	$(1)

NM Not Meaningful.

Our Asset Management segment pretax loss excluding net loss attributable to noncontrolling interest was $8 million for the three months ended March 31, 2009 compared to pretax income excluding net loss attributable to noncontrolling interest of $18 million in the prior year period.

Net Revenues

Net revenues decreased $107 million, or 30%, to $248 million for the three months ended March 31, 2009, primarily due to declines in management and financial advice fees and distribution fees.

Management and financial advice fees decreased $87 million, or 29%, to $209 million for the three months ended March 31, 2009, primarily driven by market depreciation on assets, net outflows and the negative impact of foreign currency translation. Domestic managed assets decreased $21.8 billion, or 15%, to $125.2 billion as of March 31, 2009 compared to $147.0 billion as of March 31, 2008 primarily due to market depreciation and net outflows, partially offset by Seligman assets acquired in the fourth quarter of 2008. Net inflows for Domestic managed assets were $54 million in the first quarter of 2009 compared to net outflows of $2.6 billion in the first quarter of 2008 reflecting strong institutional net inflows. International managed assets decreased $56.0 billion, or 45%, to $68.3 billion as of March 31, 2009 compared to $124.3 billion as of March 31, 2008 due to market depreciation of $16.0 billion, net outflows of $13.6 billion and a decrease of $30.0 billion related to changes in foreign currency exchange rates. Net outflows for International managed assets were $322 million in the first quarter of 2009 compared to net outflows of $2.5 billion in the first quarter of 2008. The net outflows in the first quarter of 2009 included net inflows in both the retail and institutional higher margin businesses, offset by net outflows in the lower margin Zurich-related assets.

Distribution fees decreased $23 million, or 33%, to $47 million for the three months ended March 31, 2009, primarily due to lower 12b-1 fees driven by flows and negative market impacts, as well as decreased mutual fund sales volume.

Expenses

Total expenses decreased $72 million, or 21%, to $270 million for the three months ended March 31, 2009, primarily due to decreases in distribution expenses and general and administrative expense.

Distribution expenses decreased $36 million from the prior year period primarily due to decreased mutual fund sales volume.

General and administrative expense decreased $34 million, or 16%, to $182 million for the three months ended March 31, 2009, primarily due to expense controls and lower performance-driven compensation-related expenses and a positive impact of foreign currency translation, partially offset by integration costs and ongoing expenses from our acquisition of Seligman in the fourth quarter of 2008. The positive impact of foreign currency translation on general and administrative expense partially offset the negative impact of foreign currency translation on management and financial advice fees.

Annuities

Our Annuities segment provides variable and fixed annuity products of RiverSource Life Insurance Company (“RiverSource Life”) and RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”), collectively RiverSource Life companies, to our retail clients primarily through our Advice & Wealth Management segment and to the retail clients of unaffiliated advisors through third-party distribution.

The following table presents the results of operations of our Annuities segment for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$90	$126	$(36)	(29)%
Distribution fees	57	70	(13)	(19)
Net investment income	289	237	52	22
Premiums	24	18	6	33
Other revenues	32	27	5	19
Total revenues	492	478	14	3
Banking and deposit interest expense	—	—	—	—
Total net revenues	492	478	14	3

Expenses
Distribution expenses	56	45	11	24
Interest credited to fixed accounts	169	160	9	6
Benefits, claims, losses and settlement expenses	(129)	78	(207)	NM
Amortization of deferred acquisition costs	219	94	125	NM
General and administrative expense	48	59	(11)	(19)
Total expenses	363	436	(73)	(17)
Pretax income	129	42	87	NM
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Pretax income excluding net loss attributable to noncontrolling interests	$129	$42	$87	NM

Supplemental Disclosures:

Net investment income:
Net investment income before impairment losses on securities	$303
Total other-than-temporary impairment losses on securities	(16)
Portion of loss recognized in other comprehensive income	2
Net impairment losses recognized in net investment income	(14)
Net investment income	$289

NM Not Meaningful.

Our Annuities segment pretax income was $129 million for the three months ended March 31, 2009, up $87 million from $42 million in the prior year period.

Net Revenues

Net revenues increased $14 million, or 3%, to $492 million for the three months ended March 31, 2009, primarily driven by increases in net investment income, premiums and other revenues partially offset by decreases in management and financial advice fees and distribution fees.

Management and financial advice fees decreased $36 million, or 29%, to $90 million due to lower fees on variable annuities. Variable annuities contract accumulation values decreased $13.0 billion from the prior year period primarily due to equity market declines, partially offset by net inflows. Variable annuities had net inflows of $328 million in the first quarter of 2009 compared to net inflows of $851 million in the prior year period. Clients’ lower risk tolerances and preference for guaranteed returns reduced variable annuity net inflows and increased fixed annuity net inflows.

Distribution fees decreased $13 million, or 19%, to $57 million for the three months ended March 31, 2009, primarily due to lower fees on variable annuities driven by the equity market decline.

Net investment income increased $52 million, or 22%, to $289 million for the three months ended March 31, 2009, primarily due to net realized investment gains on Available-for-Sale securities of $20 million compared to net realized investment losses of $20 million in the prior year period. An increase in investment income due to volume-related increases in investments supporting fixed annuities and the fixed portion of variable annuities was partially offset by lower investment income related to the mark-to-market of securities.

Premiums increased $6 million to $24 million for the three months ended March 31, 2009, due to higher sales of immediate annuities with life contingencies.

Other revenues increased $5 million to $32 million for the three months ended March 31, 2009, primarily due to an increase in our guaranteed benefit rider fees on variable annuities driven by volume increases.

Expenses

Total expenses decreased $73 million, or 17%, to $363 million for the three months ended March 31, 2009, primarily due to market-driven impacts to variable annuity benefits expense partially offset by an increase in DAC amortization.

Distribution expenses increased $11 million, or 24%, to $56 million compared to the prior year period, primarily due to higher non-deferred distribution-related costs, driven by higher sales.

Interest credited to fixed accounts increased $9 million, or 6%, to $169 million for the three months ended March 31, 2009, primarily driven by higher average fixed annuity balances and higher average rates paid to clients on fixed annuities. Fixed annuities exclusive of payout annuity interest credited increased 9% in the first quarter of 2009 compared to the same period a year ago. Average fixed annuities contract accumulation values increased $775 million, or 6%, compared to the prior year period. The average crediting rate excluding capitalized interest increased to 3.8% in the first quarter of 2009 compared to 3.7% in the same period a year ago. In total, interest credited on payout annuities and the fixed portion of variable annuities remained unchanged from the prior year period.

Benefits, claims, losses and settlement expenses decreased $207 million to a benefit of $129 million for the three months ended March 31, 2009 compared to an expense of $78 million in the prior year period primarily due to net gains from benefits associated with variable annuity guarantees in the first quarter of 2009. Benefits, claims, losses and settlement expenses in the first quarter of 2009 included a $231 million benefit related to the market impact on variable annuity guaranteed living benefits, net of hedges and DSIC and a $31 million expense related to the equity market’s impact on GMDB and other unhedged variable annuity guaranteed benefits. The net gains from benefits associated with variable annuity guarantees in the first quarter of 2009 were largely attributable to the impact of credit spread widening on SFAS 157 liability values and were substantially offset by a related increase in DAC amortization. Benefits, claims, losses and settlement expenses in the first quarter of 2008 included $12 million of expense related to the unfavorable market impact on variable annuity guaranteed living benefits, net of hedges and DSIC.

Amortization of DAC increased $125 million to $219 million for the three months ended March 31, 2009 compared to $94 million in the prior year period. Amortization of DAC in the first quarter of 2009 included a $146 million expense related to variable annuity guaranteed living benefits, net of hedges, compared to a benefit of $17 million for the three months ended March 31, 2008. In addition, the impact of equity market depreciation on ending account values increased DAC amortization by $35 million in the first quarter of 2009 compared to $22 million in the first quarter of 2008. These increases were partially offset by a decrease in variable annuity amortization driven by lower period-over-period account values and associated asset fees.

Protection

Our Protection segment offers a variety of protection products to address the identified protection and risk management needs of our retail clients including life, disability income and property-casualty insurance.

The following table presents the results of operations of our Protection segment for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$10	$15	$(5)	(33)%
Distribution fees	24	27	(3)	(11)
Net investment income	100	83	17	20
Premiums	247	245	2	1
Other revenues	115	113	2	2
Total revenues	496	483	13	3
Banking and deposit interest expense	—	—	—	—
Total net revenues	496	483	13	3

Expenses
Distribution expenses	5	5	—	—
Interest credited to fixed accounts	36	35	1	3
Benefits, claims, losses and settlement expenses	229	226	3	1
Amortization of deferred acquisition costs	61	52	9	17
General and administrative expense	53	63	(10)	(16)
Total expenses	384	381	3	1
Pretax income	112	102	10	10
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Pretax income excluding net loss attributable to noncontrolling interests	$112	$102	$10	10%

Supplemental Disclosures:

Net investment income:
Net investment income before impairment losses on securities	$105
Total other-than-temporary impairment losses on securities	(6)
Portion of loss recognized in other comprehensive income	1
Net impairment losses recognized in net investment income	(5)
Net investment income	$100

NM Not Meaningful.

Our Protection segment pretax income was $112 million for the three months ended March 31, 2009, up $10 million, or 10%, from $102 million in the prior year period due to an increase in net revenues.

Net Revenues

Net revenues increased $13 million, or 3%, from the prior year period, primarily due to an increase in net investment income.

Management and financial advice fees decreased $5 million, or 33%, to $10 million for the three months ended March 31, 2009, primarily driven by lower equity markets.

Net investment income increased $17 million, or 20%, to $100 million for the three months ended March 31, 2009, primarily due to net realized investment gains on Available-for-Sale securities of $9 million in the first quarter of 2009 compared to net realized investment losses of $3 million in the first quarter of 2008. Investment income earned on fixed maturity securities and other investments increased $6 million compared to the prior year period primarily due to higher yields on the overall asset portfolio.

Corporate & Other

The following table presents the results of operations of our Corporate & Other segment for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Net investment income	$(21)	$8	$(29)	NM
Other revenues	51	2	49	NM
Total revenues	30	10	20	NM
Banking and deposit interest expense	1	1	—	—%
Total net revenues	29	9	20	NM

Expenses
Distribution expenses	1	—	1	NM
Interest and debt expense	26	26	—	—
General and administrative expense	26	14	12	86
Total expenses	53	40	13	33
Pretax loss	(24)	(31)	7	23
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Pretax loss excluding net loss attributable to noncontrolling interests	$(24)	$(31)	$7	23%

Supplemental Disclosures:

Net investment income:
Net investment income before impairment losses on securities	$(21)
Total other-than-temporary impairment losses on securities	—
Portion of loss recognized in other comprehensive income	—
Net impairment losses recognized in net investment income	—
Net investment income	$(21)

NM Not Meaningful.

Our Corporate & Other segment pretax loss for the three months ended March 31, 2009 was $24 million, an improvement of $7 million compared to a pretax loss of $31 million in the prior year period.

Net revenues increased $20 million compared to the prior year period, due to an increase in other revenues partially offset by a decrease in net investment income. Net investment loss in the first quarter of 2009 reflects the transfer priced interest income allocated to the Annuities and Protection segments for maintaining excess liquidity. The increase in other revenues was due to a $50 million gain on the repurchase of certain junior notes in the first quarter of 2009.

Total expenses increased $13 million compared to the prior year period primarily due to an increase in general and administrative expense.

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

The guaranteed benefits associated with our variable annuities are guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum accumulation benefits (“GMAB”), GMDB and guaranteed minimum income benefits (“GMIB”) options. Each of these guaranteed benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

To evaluate interest rate and equity market risk we perform sensitivity testing which measures the impact on pretax income from the sources listed below for a 12 month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity markets. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity market risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuity riders, equity indexed annuities, stock market certificates and the associated hedge assets, we assumed no change in implied market volatility despite the 10% drop in equity markets.

The numbers below show our estimates of the pretax impacts on income from these hypothetical market movements, net of hedging, as of March 31, 2009.

	Equity Market Exposure to Pretax Income
Equity Market Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees	$(88)	N/A	$(88)
DAC and DSIC amortization(1)	(212)	N/A	(212)
Variable annuity riders:
GMDB and GMIB	(88)	N/A	(88)
GMWB	(160)	$234	74
GMAB	(38)	16	(22)
DAC and DSIC amortization(2)	N/A	N/A	(16)
Total variable annuity riders	(286)	250	(52)
Equity indexed annuities	—	—	—
Stock market certificates	2	(2)	—
Total	$(584)	$248	$(352)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees	$(15)	N/A	$(15)
Variable annuity riders:
GMWB	340	$(480)	(140)
GMAB	71	(26)	45
DAC and DSIC amortization(2)	N/A	N/A	38
Total variable annuity riders	411	(506)	(57)
Fixed annuities, fixed portion of variable annuities and fixed insurance products	—	N/A	—
Flexible savings and other fixed rate savings products	1	N/A	1
Total	$397	$(506)	$(71)

N/A  Not Applicable.

(1) Market impact on DAC and DSIC amortization resulting from lower projected profits.

(2) Market impact on DAC and DSIC amortization related to variable annuity riders is modeled net of hedge impact.

In evaluating equity market risk, the estimated impact on DAC and DSIC amortization resulting from lower projected profits as a result of the equity market decline is shown separately from the estimated impact on DAC and DSIC amortization resulting from changes in the values of GMWB and GMAB riders net of hedges. In estimating the impact on DAC and DSIC amortization resulting from lower projected profits, we have not changed our assumed equity asset growth rates. This is a significantly more conservative estimate than if we assumed management follows its mean reversion guideline and increased near-term rates to recover the drop in equity values over a five-year period. See Critical Accounting Policies for additional discussion on our DAC and DSIC accounting policies. We make this same conservative assumption in estimating the impact from GMDB and GMIB riders.

Net impacts shown in the above table from GMWB and GMAB riders result largely from differences between the liability valuation basis and the hedging basis. Liabilities are valued under SFAS 157, with key policyholder behavior assumptions loaded to provide risk margins and with discount rates increased to reflect a current market estimate of our risk of nonperformance specific to these liabilities. Management has elected to hedge based on best estimate policyholder assumptions and explicitly does not hedge nonperformance spread risk.

Actual results could differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming that implied market volatility does not change when equity values fall by 10%, that management does not increase assumed equity asset growth rates to anticipate recovery of the drop in equity values when valuing DAC, DSIC and GMDB and GMIB liability values and that the 100 basis point increase in interest rates is a parallel shift of the yield curve. Furthermore, we have not tried to anticipate changes in client preferences for different types of assets or other changes in client behavior, nor have we tried to anticipate actions management might take to increase revenues or reduce expenses in these scenarios.

The selection of a 100 basis point interest rate increase as well as a 10% equity market decline should not be construed as a prediction of future market events. Impacts of larger or smaller changes in interest rates or equity prices may not be proportional to those shown for a 100 basis point increase in interest rates or a 10% decline in equity prices.

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

Credit exposures on derivative contracts may take into account netting arrangements and collateral arrangements. Before executing a new type of structure of derivative contract, we determine the variability of the contract’s potential market and credit exposures and whether such variability might reasonably be expected to create exposure to a counterparty in excess of established limits. As of March 31, 2009, any deterioration in our derivative counterparties’ credit would not materially impact our financial statements.

Additionally, we reinsure a portion of the insurance risks associated with our life, disability income, long term care and auto and home insurance products through reinsurance agreements with unaffiliated reinsurance companies. Reinsurance is used in order to limit losses, reduce exposure to large risks and provide additional capacity for future growth. To manage exposure to losses from reinsurer insolvencies, the financial condition of reinsurers is evaluated prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. Our insurance companies remain primarily liable as the direct insurers on all risks reinsured. As of March 31, 2009, our largest reinsurance credit risk related to a long term care coinsurance arrangement between us and a life insurance subsidiary of Genworth Financial, Inc.

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

We consider market observable yields for other asset classes we consider to be of similar risk which includes nonperformance and liquidity for individual securities to set the discount rate for applying the income approach to certain non-agency residential mortgage backed securities. The discount rates used for these securities at March 31, 2009 ranged from 12% to 22%.

Non-agency Residential Mortgage Backed Securities Backed by Subprime, Alt-A or Prime Collateral

Subprime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above subprime but may not conform to government-sponsored standards. Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles. We have exposure to these types of loans predominantly through mortgage backed and asset backed securities. The slow down in the U.S. housing market, combined with relaxed underwriting standards by some originators, has recently led to higher delinquency and loss rates for some of these investments. Recent market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities. As a part of our risk management process, an internal rating system is used in conjunction with market data as the basis of analysis to assess the likelihood that we will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, we perform our own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds, loss severity, and geographic concentrations to determine if an other-than-temporary impairment should be recognized. Other than non-agency mortgage backed securities that had credit-related impairments recorded in the first quarter of 2009, all contractual payments are expected to be received.

The following table presents, as of March 31, 2009, our non-agency residential mortgage backed and asset backed securities backed by subprime, Alt-A or prime mortgage loans by credit rating and vintage year (in millions):

	AAA		AA		A		BBB		BB & Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Subprime
2003 & prior	$2	$1	$—	$—	$—	$—	$—	$—	$—	$—	$2	$1
2004	16	14	7	3	—	—	11	6	—	—	34	23
2005	80	76	49	40	15	14	2	1	20	7	166	138
2006	3	3	12	10	—	—	54	47	48	35	117	95
2007	—	—	—	—	—	—	—	—	6	3	6	3
2008	—	—	9	6	—	—	—	—	—	—	9	6
Total Subprime	$101	$94	$77	$59	$15	$14	$67	$54	$74	$45	$334	$266

Alt-A
2003 & prior	$59	$55	$—	$—	$—	$—	$—	$—	$—	$—	$59	$55
2004	140	119	25	16	—	—	2	1	9	4	176	140
2005	42	25	77	43	41	22	41	23	236	147	437	260
2006	—	—	—	—	30	28	—	—	232	156	262	184
2007	52	28	—	—	—	—	—	—	193	107	245	135
2008	—	—	—	—	—	—	—	—	—	—	—	—
Total Alt-A	$293	$227	$102	$59	$71	$50	$43	$24	$670	$414	$1,179	$774

Prime
2003 & prior	$172	$154	$—	$—	$—	$—	$—	$—	$—	$—	$172	$154
2004	156	128	35	22	—	—	4	2	16	12	211	164
2005	334	246	90	57	—	—	20	12	—	—	444	315
2006	70	63	6	2	5	4	—	—	—	—	81	69
2007	44	43	—	—	17	12	—	—	15	15	76	70
2008	18	25	—	—	—	—	—	—	—	—	18	25
2009	1,165	1,163	—	—	—	—	—	—	—	—	1,165	1,163
Total Prime(1)	$1,959	$1,822	$131	$81	$22	$16	$24	$14	$31	$27	$2,167	$1,960

Grand Total	$2,353	$2,143	$310	$199	$108	$80	$134	$92	$775	$486	$3,680	$3,000

(1)

Prime 2008 and 2009 vintages are re-remics of mortgage backed securities. These were originally 2003-2007 vintage prime securities with cash flows structured into senior and subordinated bonds. Credit enhancement on senior bonds is increased through the re-remic process with an average incremental enhancement of 19%. All senior bonds are AAA-rated by Moody’s, S&P, or Fitch and our total exposure to subordinate tranches was $5 million as of March 31, 2009.

Fair Value of Liabilities and Nonperformance Risk

SFAS 157 also requires companies to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2009. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $181 million, net of DAC and DSIC amortization and income taxes, based on March 31, 2009 credit spreads.

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during the first quarter of 2009. At March 31, 2009, we had $5.8 billion in cash and cash equivalents compared to $6.2 billion at December 31, 2008. Excluding collateral received from derivative counterparties, cash and cash equivalents were $4.5 billion and $4.4 billion at March 31, 2009 and December 31, 2008, respectively. We have additional liquidity available through an unsecured revolving credit facility for $750 million that expires in September 2010. Under the terms of the underlying credit agreement, we can increase this facility to $1.0 billion. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this credit facility and had $2 million of outstanding letters of credit at March 31, 2009. In March 2009, our life insurance subsidiary, RiverSource Life, became a member of the Federal Home Loan Bank of Des Moines (“FHLB of Des Moines”), which provides RiverSource Life access to collateralized borrowings. As of March 31, 2009, we have no borrowings from the FHLB of Des Moines. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

Various ratings organizations publish financial strength ratings, which measure an insurance company’s ability to meet contractholder and policyholder obligations, and credit ratings. The following table summarizes the ratings for Ameriprise Financial, Inc. and certain of its insurance subsidiaries as of the date of this filing:

	A.M. Best Company, Inc.	Standard & Poor’s Ratings Services	Moody’s Investors Service	Fitch Ratings Ltd.
Financial Strength Ratings
RiverSource Life	A+	AA-	Aa3	AA-
IDS Property Casualty Insurance Company	A	N/R	N/R	N/R
Credit Ratings
Ameriprise Financial, Inc.	a-	A	A3	A-

On January 29, 2009, Standard & Poor’s Ratings Services and Moody’s Investors Service affirmed the ratings of Ameriprise Financial, Inc. and RiverSource Life. On March 4 and March 27, 2009, A.M. Best Company, Inc. and Fitch Ratings Ltd., respectively, also affirmed the ratings of Ameriprise Financial, Inc. and RiverSource Life. At the same time, each of the ratings organizations revised their outlooks on Ameriprise Financial, Inc. and RiverSource Life from stable to negative. For information on how changes in our financial strength or credit ratings could affect our financial condition and results of operations, see the “Risk Factors” discussion included in Part 1, Item 1A of our 2008 10-K.

Dividends from Subsidiaries

Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company (“ACC”), our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, Inc. (“AFSI”), our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. (“AEIS”), our auto and home insurance subsidiary, IDS Property Casualty Insurance Company (“IDS Property Casualty”), doing business as Ameriprise Auto & Home Insurance, Threadneedle Asset Management Holdings Sàrl (“Threadneedle”), RiverSource Service Corporation and our investment advisory company, RiverSource Investments, LLC. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
	(in millions)
RiverSource Life(1)(2)	$2,670	$2,722	N/A	$551
RiverSource Life of NY(1)(2)	208	229	N/A	58
IDS Property Casualty(1)(3)	450	436	$126	124
Ameriprise Insurance Company(1)(3)	48	47	2	2
ACC(4)(5)	305	243	270	264
Threadneedle(6)	212	227	140	140
Ameriprise Bank, FSB(7)	150	113	150	123
AFSI(3)(4)	129	132	#	#
Ameriprise Captive Insurance Company	21	20	17	9
Ameriprise Trust Company(3)	33	35	26	28
AEIS(3)(4)	89	74	3	4
Securities America, Inc.(3)(4)	15	17	#	#
RiverSource Distributors, Inc.(3)(4)	38	41	#	#
RiverSource Fund Distributors, Inc.(3)(4)	5	7	1	1
RiverSource Services, Inc.(3)(4)	1	1	#	#
Ameriprise Advisor Services, Inc.(3)(4)	84	22	5	5

#  Amounts are less than $1 million.

N/A  Not Applicable.

(1)	Actual capital is determined on a statutory basis.
(2)	Regulatory capital requirement is based on the statutory risk-based capital filing as of December 31, 2008.
(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of March 31, 2009 and December 31, 2008.
(4)	Actual capital is determined on an adjusted GAAP basis.
(5)

ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements. As of December 31, 2008, ACC’s capital dropped to 4.61% and 4.97% per the Minnesota Department of Commerce and SEC capital requirements, respectively. Ameriprise Financial promptly provided additional capital to ACC in January 2009 to bring capital back above the 5% requirement.

(6)	Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation.
(7)

Ameriprise Bank is required to hold capital in compliance with the Federal Deposit Insurance Corporation (FDIC) policy regarding de novo depository institutions, which requires a Tier 1 (core) capital ratio of not less than 8% during its first three years of operations. As of December 31, 2008, Ameriprise Bank’s Tier 1 core capital dropped to 7.36%. Ameriprise Financial promptly provided additional capital to Ameriprise Bank in January 2009 to bring the Tier 1 core capital back above the 8% de novo requirement.

In addition to the particular regulations restricting dividend payments and establishing subsidiary capitalization requirements, we take into account the overall health of the business, capital levels and risk management considerations in determining a dividend strategy for payments to our company from our subsidiaries, and in deciding to use cash to make capital contributions to our subsidiaries. During the three months ended March 31, 2009, Ameriprise Financial, Inc. received cash dividends from and made cash contributions to subsidiaries of $1 million and $193 million, respectively. During the three months ended March 31, 2008, Ameriprise Financial, Inc. received cash dividends from subsidiaries of $185 million, of which $125 million came from RiverSource Life. No cash contributions were made to subsidiaries during the three months ended March 31, 2008.

Share Repurchases, Debt Repurchases and Dividends Paid to Shareholders

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

In the first quarter of 2009, we extinguished $113 million of our junior notes. In the future, we may from time to time seek to retire or purchase additional outstanding debt through cash purchases in open market purchases, privately negotiated transactions or otherwise, without prior notice. Such repurchases, if any, will depend upon market conditions and other factors. The amounts involved could be material.

We paid regular quarterly cash dividends to our shareholders totaling $37 million in the first quarter of 2009. On April 21, 2009, our Board of Directors declared a regular quarterly cash dividend of $0.17 per common share. The dividend will be paid on May 18, 2009 to our shareholders of record at the close of business on May 4, 2009.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2009 was $564 million compared to net cash provided by operating activities of $169 million for the three months ended March 31, 2008, a decrease of $733 million. The decrease was primarily driven by a $625 million reduction in collateral held related to derivative instruments during the first quarter of 2009 and net purchases of $435 million within our bond trading portfolio. These decreases in cash were partially offset by an increase in cash in the first quarter of 2009 due to repayments of funds advanced to clients in the fourth quarter of 2008 to fund their liquidity needs following the freeze of funds in the Reserve’s Primary Fund and Government Fund.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.

Net cash used in investing activities for the three months ended March 31, 2009 was $2.1 billion compared to net cash provided by investing activities of $491 million for the three months ended March 31, 2008, a decrease of $2.6 billion. Cash used for purchases of Available-for-Sale securities increased $4.0 billion and proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities increased $1.4 billion compared to the prior year period, resulting in a $2.6 billion decrease to cash.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2009 was $2.2 billion compared to net cash used in financing activities of $592 million for the three months ended March 31, 2008, an increase in cash of $2.8 billion. Net cash received from policyholder and contractholder account values increased $2.1 billion compared to the prior year period primarily due to $2.0 billion in higher net flows of fixed annuities as a result of clients’ increased preference for short-term and fixed income investment products. Cash provided by the change in other banking deposits increased $200 million. Cash used for the repurchase of our common stock decreased $268 million compared to the prior year period due to the temporary suspension of our repurchase program in light of the current market environment. These increases to cash were offset by $113 million of cash used to extinguish certain of our junior notes in the first quarter of 2009.

Contractual Commitments

There have been no material changes in our contractual obligations disclosed in our 2008 10-K.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements disclosed in our 2008 10-K .

Forward-Looking Statements

This report contains forward-looking statements that reflect management’s plans, estimates and beliefs. Actual results could differ materially from those described in these forward-looking statements. The Company has made various forward-looking statements in this report. Examples of such forward-looking statements include:

•

statements of the Company’s plans, intentions, expectations, objectives or goals, including those relating to asset flows, mass affluent and affluent client acquisition strategy, client retention, financial advisor retention, recruiting and enrollments, general and administrative costs, money market fund valuations, consolidated tax rate, and excess capital position;

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
•

the Company’s capital structure, including indebtedness, limitations on subsidiaries to pay dividends, and the extent, manner, terms and timing of any share or debt repurchases management may effect; as well as the opinions of rating agencies and other analysts and the reactions of market participants or the Company’s regulators, advisors, distribution partners or customers in response to any change or prospect of change in any such opinion;

•

risks of default by issuers or guarantors of investments the Company owns or by counterparties to hedge, derivative, insurance or reinsurance arrangements or by manufacturers of products the Company distributes, experience deviations from the Company’s assumptions regarding such risks, the evaluations or the prospect of changes in evaluations of any such third parties published by rating organizations or other analysts, and the reactions of other market participants or the Company’s regulators, advisors, distribution partners or customers in response to any such evaluation or prospect of changes in evaluation;

•

experience deviations from the Company’s assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products, or from assumptions regarding market returns assumed in valuing DAC and DSIC or market volatility underlying our valuation and hedging of guaranteed living benefit annuity riders;

•	the impacts of the Company’s efforts to improve distribution economics and to grow third-party distribution of its products;
•	the Company’s ability to realize the financial, operating and business fundamental benefits or to obtain regulatory approvals regarding integration we plan for the acquisitions we have completed;
•	the ability and timing to realize savings and other benefits from reengineering and tax planning;
•

changes in the capital markets and competitive environments induced or resulting from the partial or total ownership or other support by central governments of certain financial services firms or financial assets; and

•

general economic and political factors, including consumer confidence in the economy, the ability and inclination of consumers generally to invest as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein, including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and publicly-held firms, and regulatory rulings and pronouncements.

Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included as Part 1, Item 1A of our 2008 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Risk” in this report is incorporated herein by reference.  These disclosures should be read in conjunction with the “Quantitative and Qualitative Disclosures About Market Risk” discussion included as Part II, Item 7A of our Annual Report on Form 10-K for 2008 filed with the SEC on March 2, 2009.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2009.

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

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of our 2008 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of 2009:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

January 1 to January 31, 2009
Share repurchase program(1)	—	$—	—	$1,304,819,604
Employee transactions(2)	395,947	$20.54	N/A	N/A

February 1 to February 28, 2009
Share repurchase program(1)	—	$—	—	$1,304,819,604
Employee transactions(2)	871	$20.96	N/A	N/A

March 1 to March 31, 2009
Share repurchase program(1)	—	$—	—	$1,304,819,604
Employee transactions(2)	998	$15.09	N/A	N/A

Totals
Share repurchase program	—	$—	—
Employee transactions	397,816	$20.53	N/A
	397,816		—

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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: May 6, 2009	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and Chief Financial Officer

Date: May 6, 2009	By	/s/ David K. Stewart
David K. Stewart
Senior Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

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