Form 10-Q
period 2009-06-30
AMERIPRISE FINANCIAL INC
filed 2009-08-05
CIK 820027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2009
Common Stock (par value $.01 per share)	255,034,920 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Management and financial advice fees	$606	$780	$1,160	$1,571
Distribution fees	351	422	662	855
Net investment income	514	393	935	794
Premiums	269	257	535	513
Other revenues	175	158	384	315
Total revenues	1,915	2,010	3,676	4,048
Banking and deposit interest expense	38	42	80	89
Total net revenues	1,877	1,968	3,596	3,959

Expenses
Distribution expenses	425	506	808	1,038
Interest credited to fixed accounts	237	192	442	387
Benefits, claims, losses and settlement expenses	587	294	687	598
Amortization of deferred acquisition costs	(125)	144	161	298
Interest and debt expense	28	28	54	54
General and administrative expense	610	572	1,195	1,162
Total expenses	1,762	1,736	3,347	3,537
Pretax income	115	232	249	422
Income tax provision	28	27	46	31
Net income	87	205	203	391
Less: Net loss attributable to noncontrolling interests	(8)	(5)	(22)	(10)
Net income attributable to Ameriprise Financial	$95	$210	$225	$401

Earnings per share attributable to Ameriprise Financial common shareholders
Basic	$0.41	$0.94	$1.00	$1.77
Diluted	0.41	0.93	0.99	1.75

Weighted average common shares outstanding
Basic	228.8	223.2	225.6	225.8
Diluted	230.0	226.0	226.8	228.8

Cash dividends paid per common share	$0.17	$0.15	$0.34	$0.30

Supplemental Disclosures:
Net investment income:
Net investment income before impairment losses on securities	$545		$1,001
Total other-than-temporary impairment losses on securities	(27)		(50)
Portion of loss recognized in other comprehensive income	(4)		(16)
Net impairment losses recognized in net investment income	(31)		(66)
Net investment income	$514		$935

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Cash and cash equivalents	$4,469	$6,228
Investments	34,793	27,522
Separate account assets	48,661	44,746
Receivables	4,067	3,887
Deferred acquisition costs	4,361	4,383
Restricted and segregated cash	1,730	1,883
Other assets	5,133	6,928
Total assets	$103,214	$95,577

Liabilities and Equity Liabilities:
Future policy benefits and claims	$30,916	$29,293
Separate account liabilities	48,661	44,746
Customer deposits	9,216	8,229
Debt	2,435	2,027
Accounts payable and accrued expenses	825	887
Other liabilities	2,787	3,928
Total liabilities	94,840	89,110

Equity:
Ameriprise Financial:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 295,584,874 and 256,432,623, respectively)	3	3
Additional paid-in capital	5,641	4,688
Retained earnings	4,875	4,592
Treasury shares, at cost (40,546,462 and 39,921,924 shares, respectively)	(2,021)	(2,012)
Accumulated other comprehensive loss, net	(388)	(1,093)
Total Ameriprise Financial shareholders’ equity	8,110	6,178
Noncontrolling interests	264	289
Total equity	8,374	6,467
Total liabilities and equity	$103,214	$95,577

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$203	$391
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Capitalization of deferred acquisition and sales inducement costs	(405)	(372)
Amortization of deferred acquisition and sales inducement costs	167	334
Depreciation, amortization and accretion, net	81	142
Deferred income tax expense (benefit)	90	(35)
Share-based compensation	86	75
Net realized investment gains	(97)	(9)
Other-than-temporary impairments recognized in net investment income and provision for loan losses	82	64
Changes in operating assets and liabilities: Segregated cash	144	143
Trading securities and equity method investments, net	(345)	131
Future policy benefits and claims, net	379	352
Receivables	27	(142)
Brokerage deposits	(123)	(112)
Accounts payable and accrued expenses	(74)	(297)
Liability for derivatives collateral held	(1,588)	(176)
Other, net	(188)	(287)
Net cash (used in) provided by operating activities	(1,561)	202

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	2,359	155
Maturities, sinking fund payments and calls	2,500	2,025
Purchases	(10,188)	(1,678)
Proceeds from sales and maturities of commercial mortgage loans	158	142
Funding of commercial mortgage loans	(57)	(84)
Proceeds from sales of other investments	28	31
Purchase of other investments	(10)	(308)
Purchase of land, buildings, equipment and software	(35)	(80)
Change in policy loans, net	13	(21)
Change in restricted cash	15	197
Change in consumer banking loans and credit card receivables, net	(52)	(19)
Other, net	3	2
Net cash (used in) provided by investing activities	(5,266)	362

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(in millions)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	$1,798	$930
Maturities, withdrawals and cash surrenders	(1,780)	(621)
Change in other banking deposits	1,097	(15)
Policyholder and contractholder account values:
Consideration received	3,726	876
Net transfers from separate accounts	239	(46)
Surrenders and other benefits	(1,224)	(1,540)
Deferred premium options, net	(6)	(32)
Proceeds from issuance of common stock	869	—
Proceeds from issuance of debt, net of issuance costs	532	—
Principal repayments of debt	(87)	—
Dividends paid to shareholders	(74)	(68)
Repurchase of common shares	(9)	(540)
Exercise of stock options	—	8
Excess tax benefits from share-based compensation	1	4
Noncontrolling interests investments in subsidiaries	2	48
Distributions to noncontrolling interests	(38)	(31)
Net cash provided by (used in) financing activities	5,046	(1,027)

Effect of exchange rate changes on cash	22	—
Net decrease in cash and cash equivalents	(1,759)	(463)
Cash and cash equivalents at beginning of period	6,228	3,836
Cash and cash equivalents at end of period	$4,469	$3,373

Supplemental Disclosures:
Interest paid on debt	$58	$61
Income taxes paid, net	3	127

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Six Months Ended June 30, 2009 and 2008

(in millions, except share amounts)

	Ameriprise Financial
						Accumulated
						Other
	Number of		Additional			Comprehen-	Non-
	Outstanding	Common	Paid-In	Retained	Treasury	sive Income	controlling
	Shares	Shares	Capital	Earnings	Shares	(Loss)	Interests	Total

Balances at January 1, 2008	227,747,843	$3	$4,630	$4,811	$(1,467)	$(167)	$378	$8,188
Change in accounting principle, net	—	—	—	(30)	—	—	—	(30)
Comprehensive income:
Net income (loss)	—	—	—	401	—	—	(10)	391
Other comprehensive loss, net:
Change in net unrealized securities losses	—	—	—	—	—	(343)	—	(343)
Change in net unrealized derivatives losses	—	—	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	—	—	(11)	1	(10)
Total comprehensive income								37
Dividends paid to shareholders	—	—	—	(68)	—	—	—	(68)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	48	48
Distributions to noncontrolling interests	—	—	—	—	—	—	(31)	(31)
Repurchase of common shares	(10,903,357)	—	—	—	(542)	—	—	(542)
Share-based compensation plans	2,093,689	—	19	(3)	82	—	—	98
Balances at June 30, 2008	218,938,175	$3	$4,649	$5,111	$(1,927)	$(522)	$386	$7,700

Balances at January 1, 2009	216,510,699	$3	$4,688	$4,592	$(2,012)	$(1,093)	$289	$6,467
Change in accounting principle, net	—	—	—	132	—	(132)	—	—
Comprehensive income:
Net income (loss)	—	—	—	225	—	—	(22)	203
Other comprehensive income, net:
Change in net unrealized securities losses	—	—	—	—	—	737	—	737
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	35	—	35
Change in net unrealized derivative losses	—	—	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	—	—	66	33	99
Total comprehensive income								1,073
Issuance of common stock	36,000,000	—	869	—	—	—	—	869
Dividends paid to shareholders	—	—	—	(74)	—	—	—	(74)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	(38)	(38)
Repurchase of common shares	(624,538)	—	—	—	(9)	—	—	(9)
Share-based compensation plans	3,152,251	—	84	—	—	—	—	84
Balances at June 30, 2009	255,038,412	$3	$5,641	$4,875	$(2,021)	$(388)	$264	$8,374

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

The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through August 4, 2009, the date the financial statements were issued.

2.  Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 will supersede existing non-SEC accounting and reporting standards. The codification will not change GAAP but will rather organize it into a new hierarchy with two levels: authoritative and non-authoritative. All authoritative GAAP will carry equal weight and be organized in a topical structure. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material effect on the Company’s consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to VIEs under FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” and requires additional disclosures about the Company’s involvement in VIEs. SFAS 167 is effective for interim and annual reporting periods beginning after November 15, 2009, with early adoption prohibited. The Company is currently evaluating the impact of SFAS 167 on its consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for interim and annual reporting periods beginning after November 15, 2009, with early adoption prohibited, and must be applied to transfers of financial assets occurring on or after the effective date. The adoption of SFAS 166 is not expected to have a material effect on the Company’s consolidated results of operations and financial condition.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 provides guidance on the recognition of subsequent events and requires additional disclosures on the time period evaluated for such events. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted SFAS 165 in the second quarter of 2009. The adoption did not have a material effect on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance on estimating the fair value of a financial asset or liability when the trade volume and level of activity for the asset or liability has significantly decreased relative to historical levels. FSP 157-4 requires entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and any changes in valuation inputs or techniques. In addition, debt and equity securities as defined by SFAS No. 115 “Accounting for Certain

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Investments in Debt and Equity Securities” shall be disclosed by major category. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Company early adopted FSP 157-4 in the first quarter of 2009. The adoption did not have a material effect on the Company’s consolidated results of operations and financial condition.

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

In accordance with FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), the Company deferred the adoption of SFAS 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of FSP 157-2 did not have a material effect on the Company’s consolidated results of operations and financial condition. See Note 9 for additional information regarding the fair values of the Company’s assets and liabilities.

3.  Investments

The following is a summary of investments:

	June 30, 2009	December 31, 2008
	(in millions)
Available-for-Sale securities, at fair value	$29,911	$22,873
Commercial mortgage loans, net	2,758	2,887
Trading securities	904	501
Policy loans	715	729
Other investments	505	532
Total	$34,793	$27,522

Available-for-Sale Securities

Effective January 1, 2009, the Company early adopted FSP 115-2. This interpretation significantly changed the Company’s accounting policy regarding the timing and amount of other-than temporary impairments for Available-for-Sale securities as follows. When the fair value of an investment is less than its amortized cost, the Company assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions are met, the Company must recognize an other-than-temporary impairment for the difference between the investment’s amortized cost basis and its fair value through earnings. For securities that do not meet the above criteria, and the Company does not expect to recover a security’s amortized cost basis, the security is considered other-than temporarily impaired. For these securities, the Company separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of impacts to DAC, DSIC, certain benefit reserves and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income. The Company’s Consolidated Statements of Equity present all changes in other comprehensive income associated with Available-for-Sale debt securities that have been other-than-temporarily impaired on a separate line from fair value changes recorded in other comprehensive income from all other securities.

The Company provides a supplemental disclosure on the face of its Consolidated Statements of Operations that presents: (i) total other-than-temporary impairment losses recognized during the period and (ii) the portion of other-than-temporary impairment losses recognized in other comprehensive income. The sum of these amounts represents the credit-related portion of other-than-temporary impairments that were recognized in earnings during the period. The portion of other-than-temporary losses recognized in other comprehensive income includes: (i) the portion of other-than-temporary impairment losses related to factors other than credit recognized during the period and (ii) reclassifications of other-than-temporary impairment losses previously determined to be related to factors other than credit that are determined to be credit-related in the current period. The amount presented on the Consolidated Statements of Operations as the portion of other-than-temporary losses recognized in other comprehensive income excludes subsequent increases and decreases in the fair value of these securities.

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

Corporate debt securities

Factors the Company considers in determining whether declines in the fair value of fixed maturity securities are other-than-temporary include: 1) the extent to which the market value is below amortized cost; 2) the duration of time in which there has been a significant decline in value; 3) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and 4) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. In order to determine the amount of the credit loss component for corporate debt securities considered other-than-temporarily impaired, a best estimate of the present value of cash flows expected to be collected discounted at the security’s effective interest rate is compared to the amortized cost basis of the security. The significant inputs to cash flow projections consider potential debt restructuring terms, projected cash flows available to pay creditors and the Company’s position in the debtor’s overall capital structure.

Structured investments

For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments), the Company also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management. For the six months ended June 30, 2009, certain non-agency mortgage backed securities were deemed other-than temporarily impaired. Generally, the credit loss component for the non-agency mortgage backed securities is determined as the amount the amortized cost basis exceeds the present value of the projected cash flows expected to be collected. Significant inputs considered in these projections are consistent with the factors considered in assessing potential other-than-temporary impairment for these investments. Forward interest rates are considered in the cash flow projections and are used to calculate the discount rate used to determine the present value of the expected cash flows when structures are supported by variable rate securities. Current effective interest rates are used to discount cash flows supported by fixed rate securities.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Available-for-Sale securities distributed by type were as follows:

	June 30, 2009
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$15,050	$449	$(483)	$15,016
Residential mortgage backed securities	7,864	143	(573)	7,434
Commercial mortgage backed securities	4,054	96	(94)	4,056
Asset backed securities	1,938	58	(87)	1,909
State and municipal obligations	1,205	8	(124)	1,089
U.S. government and agencies obligations	177	8	—	185
Foreign government bonds and obligations	95	13	(2)	106
Common and preferred stocks	53	6	(20)	39
Other structured investments	24	25	—	49
Other debt obligations	28	—	—	28
Total	$30,488	$806	$(1,383)	$29,911

	December 31, 2008
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$13,687	$86	$(1,174)	$12,599
Residential mortgage backed securities	5,616	71	(452)	5,235
Commercial mortgage backed securities	2,880	36	(183)	2,733
Asset backed securities	1,055	4	(101)	958
State and municipal obligations	1,024	4	(155)	873
U.S. government and agencies obligations	257	14	—	271
Foreign government bonds and obligations	95	17	(5)	107
Common and preferred stocks	53	6	(22)	37
Other structured investments	31	19	—	50
Other debt obligations	10	—	—	10
Total	$24,708	$257	$(2,092)	$22,873

At June 30, 2009 and December 31, 2008, fixed maturity securities comprised approximately 86% and 83%, respectively, of the Company’s total investments. These securities were rated by Moody’s Investors Service (“Moody’s”), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”), except for approximately $1.2 billion of securities at both June 30, 2009 and December 31, 2008, which were rated by the Company’s internal analysts using criteria similar to Moody’s and S&P. Ratings on investment grade securities are presented using S&P’s convention and, if Moody’s and S&P’s ratings differ, the lower rating is used. A summary of fixed maturity securities by rating was as follows:

	June 30, 2009			December 31, 2008
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$12,545	$12,595	42%	$9,475	$8,988	40%
AA	1,167	1,101	4	1,698	1,571	7
A	3,868	3,792	13	4,689	4,396	19
BBB	10,179	10,188	34	7,299	6,707	29
Below investment grade	2,676	2,196	7	1,494	1,174	5
Total fixed maturities	$30,435	$29,872	100%	$24,655	$22,836	100%

At June 30, 2009 and December 31, 2008, approximately 32% and 45%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of Ameriprise Financial shareholders’ equity.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2009
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Corporate debt securities	$1,067	$(40)	$4,249	$(443)	$5,316	$(483)
Residential mortgage backed securities	1,609	(59)	936	(514)	2,545	(573)
Commercial mortgage backed securities	403	(10)	1,218	(84)	1,621	(94)
Asset backed securities	199	(9)	291	(78)	490	(87)
State and municipal obligations	181	(11)	608	(113)	789	(124)
U.S. government and agencies obligations	—	—	10	—	10	—
Foreign government bonds and obligations	5	(1)	5	(1)	10	(2)
Common and preferred stocks	—	—	30	(20)	30	(20)
Total	$3,464	$(130)	$7,347	$(1,253)	$10,811	$(1,383)

	December 31, 2008
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Corporate debt securities	$6,250	$(396)	$3,544	$(778)	$9,794	$(1,174)
Residential mortgage backed securities	765	(164)	786	(288)	1,551	(452)
Commercial mortgage backed securities	473	(27)	997	(156)	1,470	(183)
Asset backed securities	373	(52)	231	(49)	604	(101)
State and municipal obligations	438	(64)	295	(91)	733	(155)
U.S. government and agencies obligations	—	—	11	—	11	—
Foreign government bonds and obligations	20	(5)	—	—	20	(5)
Common and preferred stocks	—	—	27	(22)	27	(22)
Total	$8,319	$(708)	$5,891	$(1,384)	$14,210	$(2,092)

The following tables summarize the unrealized losses by ratio of fair value to amortized cost:

	June 30, 2009
	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
Ratio of Fair Value	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
to Amortized Cost	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
	(in millions, except number of securities)
95% - 100%	243	$2,848	$(34)	242	$3,054	$(71)	485	$5,902	$(105)
90% - 95%	40	336	(26)	137	1,394	(112)	177	1,730	(138)
80% - 90%	18	141	(22)	204	1,554	(264)	222	1,695	(286)
Less than 80%	17	139	(48)	198	1,345	(806)	215	1,484	(854)
Total	318	$3,464	$(130)	781	$7,347	$(1,253)	1,099	$10,811	$(1,383)

	December 31, 2008
	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
Ratio of Fair Value	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
to Amortized Cost	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
	(in millions, except number of securities)
95% - 100%	328	$4,717	$(100)	105	$1,392	$(30)	433	$6,109	$(130)
90% - 95%	169	1,980	(152)	64	1,117	(96)	233	3,097	(248)
80% - 90%	162	974	(156)	124	1,624	(297)	286	2,598	(453)
Less than 80%	108	648	(300)	281	1,758	(961)	389	2,406	(1,261)
Total	767	$8,319	$(708)	574	$5,891	$(1,384)	1,341	$14,210	$(2,092)

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As part of the Company’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to changes in credit spreads across sectors. The primary driver of decreased unrealized losses during 2009 was the tightening of credit spreads across sectors. A portion of the decrease in unrealized losses was offset by an increase due to the adoption of FSP 115-2. The Company recorded a cumulative effect increase to the amortized cost of previously other-than-temporarily impaired investments that increased the gross unrealized losses on Available-for-Sale securities by $211 million. This impact is due to impairment of Available-for-Sale securities recognized in other comprehensive income previously recognized through earnings for factors other than credit.

The following table presents the amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	(in millions)
Beginning balance of credit losses on securities held for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$282	$258
Additional amount related to credit losses for which an other-than-temporary impairment was not previously recognized	—	8
Reductions for securities sold during the period (realized)	(3)	(3)
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	31	47
Ending balance of credit losses on securities held as of June 30 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$310	$310

The change in net unrealized securities gains (losses) in other comprehensive income (loss) includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and  (iii) other items primarily consisting of adjustments in asset and liability balances, such as DAC, DSIC, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates. As a result of the adoption of FSP 115-2, effective January 1, 2009, net unrealized investment gains (losses) arising during the period also includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period. Additionally, reclassification of (gains) losses included in net income contains noncredit other-than-temporary impairment losses that were previously unrealized, but have been recognized in current period net income due to their reclassification as credit losses.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a rollforward of the net unrealized securities losses on Available-for-Sale securities included in accumulated other comprehensive income:

				Accumulated Other
				Comprehensive
	Net			Income (Loss) Related
	Unrealized			to Net Unrealized
	Investment		Deferred	Investment Gains
	Gains (Losses)		Income Tax	(Losses)
	(in millions)
Balance at January 1, 2008	$(258)		$90	$(168)
Net unrealized investment gains (losses) arising during the period	(645)		226	(419)
Reclassification of (gains) losses included in net income	51		(18)	33
Impact of net unrealized investment (gains) losses on DAC, DSIC and benefit reserves	66		(23)	43
Balance at June 30, 2008	$(786)		$275	$(511)

Balance at January 1, 2009	$(1,478)		$517	$(961)
Cumulative effect of accounting change	(203	)(1)	71	(132)
Net unrealized investment gains (losses) arising during the period	1,499		(525)	974
Reclassification of (gains) losses included in net income	(31)		11	(20)
Impact of net unrealized investment (gains) losses on DAC, DSIC, benefit reserves and reinsurance recoverables	(280)		98	(182)
Balance at June 30, 2009	$(493)		$172	$(321	)(2)

(1)   Amount represents the cumulative effect of adopting FSP115-2 on January 1, 2009, net of DAC and DSIC amortization and certain benefit reserves. See Note 2 for additional information on the adoption impact.

(2)   At June 30, 2009, Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses) included $(97) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Gross realized gains from sales	$57	$1	$109	$11
Gross realized losses from sales	(11)	—	(12)	(2)
Impairment losses	(31)	(28)	(66)	(60)

The $31 million  of other-than-temporary impairments recognized in net investment income for the three months ended June 30, 2009 are related to credit losses on non-agency residential mortgage backed securities. The $66 million of other-than-temporary impairments recognized in net investment income for the six months ended June 30, 2009 are related to credit losses on non-agency residential mortgage backed securities, corporate debt securities primarily in the gaming industry and other structured investments.

Available-for-Sale securities by maturity as of June 30, 2009 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,628	$1,641
Due after one year through five years	7,895	7,786
Due after five years through 10 years	3,847	3,801
Due after 10 years	3,185	3,196
	16,555	16,424

Residential mortgage backed securities	7,864	7,434
Commercial mortgage backed securities	4,054	4,056
Asset backed securities	1,938	1,909
Other structured investments	24	49
Common and preferred stocks	53	39
Total	$30,488	$29,911

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The expected payments on residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments may not coincide with their contractual maturities. As such, these securities, as well as common and preferred stocks, were not included in the maturities distribution.

Trading Securities

Net recognized gains related to trading securities held at June 30, 2009 were $19 million for the six months ended and net recognized losses were $18 million for the six months ended June 30, 2008.

4.  Deferred Acquisition Costs and Deferred Sales Inducement Costs

The balances of and changes in DAC were as follows:

	2009	2008
	(in millions)
Balance at January 1	$4,383	$4,408
Cumulative effect of accounting change	—	36
Capitalization of acquisition costs	366	325
Amortization	(161)	(298)
Impact of change in net unrealized securities losses	(227)	42
Balance at June 30	$4,361	$4,513

The balances of and changes in DSIC, included in other assets on the Consolidated Balance Sheets, were as follows:

	2009	2008
	(in millions)
Balance at January 1	$518	$511
Cumulative effect of accounting change	—	9
Capitalization of sales inducements	39	47
Amortization	(6)	(36)
Impact of change in net unrealized securities losses	(33)	7
Balance at June 30	$518	$538

The Company adopted FSP 115-2 in the first quarter of 2009. The adoption had no net impact to DAC and DSIC.

Effective January 1, 2008, the Company adopted SFAS 157 and recorded as a cumulative change in accounting principle a pretax increase of $36 million and $9 million to DAC and DSIC, respectively. See Note 2 and Note 9 for additional information regarding SFAS 157.

5.  Future Policy Benefits and Claims and Separate Account Liabilities

Future policy benefits and claims consisted of the following:

	June 30, 2009	December 31, 2008
	(in millions)
Fixed annuities	$16,364	$14,058
Equity indexed annuities accumulated host values	200	228
Equity indexed annuities embedded derivatives	15	16
Variable annuities fixed sub-accounts	5,987	5,623
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	584	1,471
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	180	367
Other variable annuity guarantees	36	67
Total annuities	23,366	21,830
Variable universal life (“VUL”)/universal life insurance (“UL”)	2,571	2,526
Other life, disability income and long term care insurance	4,486	4,397
Auto, home and other insurance	373	368
Policy claims and other policyholders’ funds	120	172
Total	$30,916	$29,293

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Separate account liabilities consisted of the following:

	June 30, 2009	December 31, 2008
	(in millions)
Variable annuity variable sub-accounts	$41,117	$37,657
VUL insurance variable sub-accounts	4,407	4,091
Other insurance variable sub-accounts	40	39
Threadneedle investment liabilities	3,097	2,959
Total	$48,661	$44,746

6.  Variable Annuity and Insurance Guarantees

The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (“GMDB”) provisions. The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings, which are referred to as gross gain-up (“GGU”) benefits. In addition, the Company offers contracts with GMWB provisions. The Company discontinued sales of contracts with GMAB provisions June 1, 2009. The Company previously offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions.

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

The following table provides summary information related to all variable annuity guarantees for which the Company has established additional liabilities:

	June 30, 2009				December 31, 2008
Variable annuity guarantees by benefit type(1)	Total contract value	Contract value in separate accounts	Net amount at risk(2)	Weighted average attained age	Total contract value	Contract value in separate accounts	Net amount at risk(2)	Weighted average attained age
	(in millions, except age)
GMDB:
Return of Premium	$25,464	$23,121	$3,504	61	$22,249	$20,153	$4,873	61
Six-Year Reset	12,748	10,024	2,130	61	12,719	10,063	2,802	61
One-Year Ratchet	6,160	5,448	1,739	63	5,770	5,061	2,163	62
Five-Year Ratchet	1,052	977	140	59	951	888	199	59
Other	506	463	164	67	471	429	192	66
Total — GMDB	$45,930	$40,033	$7,677	61	$42,160	$36,594	$10,229	61

GGU death benefit	$738	$658	$66	63	$699	$619	$65	63

GMIB	$571	$520	$214	63	$567	$511	$245	63

GMWB:
GMWB	$3,691	$3,580	$1,040	63	$3,513	$3,409	$1,312	63
GMWB for life	11,505	10,990	2,060	63	9,194	8,764	2,704	63
Total — GMWB	$15,196	$14,570	$3,100	63	$12,707	$12,173	$4,016	63

GMAB	$2,496	$2,414	$462	55	$2,006	$1,937	$608	56

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in additional liabilities were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Liability balance at January 1, 2008	$24	$3	$136	$33	$4
Incurred claims	6	—	(35)	24	3
Paid claims	(4)	—	—	—	(1)
Liability balance at June 30, 2008	$26	$3	$101	$57	$6

Liability balance at January 1, 2009	$55	$12	$1,471	$367	$7
Incurred claims	12	(1)	(887)	(187)	5
Paid claims	(42)	—	—	—	—
Liability balance at June 30, 2009	$25	$11	$584	$180	$12

7.  Customer Deposits

Customer deposits consisted of the following:

	June 30, 2009	December 31, 2008
	(in millions)
Fixed rate certificates	$3,898	$3,909
Stock market based certificates	860	909
Stock market embedded derivative reserve	16	5
Other	59	62
Less: accrued interest classified in other liabilities	(25)	(11)
Total investment certificate reserves	4,808	4,874
Brokerage deposits	1,865	1,988
Banking deposits	2,543	1,367
Total	$9,216	$8,229

8.  Debt

Debt and the stated interest rates were as follows:

	Outstanding Balance		Stated Interest Rate
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
	(in millions)
Senior notes due 2010	$790	$800	5.4%	5.4%
Senior notes due 2015	700	700	5.7	5.7
Senior notes due 2019	300	—	7.3	—
Junior subordinated notes due 2066	322	457	7.5	7.5
Senior notes due 2039	200	—	7.8	—
Municipal bond inverse floater certificates due 2021	6	6	0.4	2.2
Floating rate revolving credit borrowings due 2013	117	64	5.0	3.6
Total	$2,435	$2,027

On June 3, 2009, the Company issued $200 million of unsecured senior notes which mature June 15, 2039 and carry a fixed interest rate of 7.75%. Interest payments are due quarterly in arrears on March 15, June 15, September 15 and December 15, commencing September 15, 2009.

On June 8, 2009, the Company issued $300 million of unsecured senior notes which mature June 28, 2019 and carry a fixed interest rate of 7.30%. Interest payments are due semi-annually in arrears on June 28 and December 28, commencing December 28, 2009.

In July 2009, the Company purchased $450 million aggregate principal amount of its 5.35% Senior Notes (“Notes”) due November 15, 2010, pursuant to the cash tender offer announced on July 1, 2009. The tender offer consideration per $1,000 principal amount of Notes accepted for purchase was $1,000, with an early tender payment of $30 that expired on July 15, 2009. The tender offer expired on July 29, 2009. Payments for Notes purchased pursuant to the tender offer included accrued and unpaid interest from the last interest payment date to, but not including, the settlement date.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Variable Annuity Riders — GMAB and GMWB

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$45	$4,118	$—	$4,163
Available-for-Sale securities:
Corporate debt securities	—	13,838	1,178	15,016
Residential mortgage backed securities	—	3,983	3,451	7,434
Commercial mortgage backed securities	—	3,992	64	4,056
Asset backed securities	—	1,530	379	1,909
State and municipal obligations	—	1,089	—	1,089
U.S. government and agencies obligations	21	164	—	185
Foreign government bonds and obligations	—	106	—	106
Common and preferred stocks	—	29	10	39
Other structured investments	—	—	49	49
Other debt obligations	—	28	—	28
Total Available-for-Sale securities	21	24,759	5,131	29,911
Trading securities	99	782	23	904
Separate account assets	—	48,661	—	48,661
Other assets	1	1,045	342	1,388
Total assets at fair value	$166	$79,365	$5,496	$85,027

Liabilities
Future policy benefits and claims	$—	$15	$759	$774
Customer deposits	—	16	—	16
Other liabilities	2	774	—	776
Total liabilities at fair value	$2	$805	$759	$1,566

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$504	$5,446	$—	$5,950
Available-for-Sale securities:
Corporate debt securities	—	11,479	1,120	12,599
Residential mortgage backed securities	—	4,027	1,208	5,235
Commercial mortgage backed securities	—	2,730	3	2,733
Asset backed securities	—	736	222	958
State and municipal obligations	—	873	—	873
U.S. government and agencies obligations	32	239	—	271
Foreign government bonds and obligations	—	107	—	107
Common and preferred stocks	—	27	10	37
Other structured investments	—	—	50	50
Other debt obligations	—	10	—	10
Total Available-for-Sale securities	32	20,228	2,613	22,873
Trading securities	224	244	30	498
Separate account assets	—	44,746	—	44,746
Other assets	1	2,308	487	2,796
Total assets at fair value	$761	$72,972	$3,130	$76,863

Liabilities
Future policy benefits and claims	$—	$16	$1,832	$1,848
Customer deposits	—	5	—	5
Other liabilities	7	673	—	680
Total liabilities at fair value	$7	$694	$1,832	$2,533

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Total Gains (Losses) Included in			Purchases,
	Balance,			Other Com-	Sales, Issuances	Transfers	Balance,
	April 1,	Net		prehensive	and Settle-	In/(Out) of	June 30,
	2009	Income		Income	ments, Net	Level 3	2009
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,088	$—		$54	$36	$—	$1,178
Residential mortgage backed securities	2,734	20		102	595	—	3,451
Commercial mortgage backed securities	3	—		—	61	—	64
Asset backed securities	286	7		1	85	—	379
Common and preferred stocks	10	—		—	—	—	10
Other structured investments	38	—		13	(2)	—	49
Other debt obligations	5	—		—	(5)	—	—
Total Available-for-Sale securities	4,164	27	(1)	170	770	—	5,131

Trading securities	25	(5	)(1)	4	(1)	—	23
Other assets	387	(48	)(2)	39	(36)	—	342
Future policy benefits and claims	(1,516)	773	(3)	—	(16)	—	(759)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Represents a $33 million loss included in benefits, claims, losses and settlement expenses and a $15 million loss included in other revenues in the Consolidated Statements of Operations.

(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

		Total Gains (Losses) Included in			Purchases,
	Balance,			Other Com-	Sales, Issuances	Transfers	Balance,
	April 1,	Net		prehensive	and Settle-	In/(Out) of	June 30,
	2008	Income		Income	ments, Net	Level 3	2008
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,328	$—		$(53)	$(18)	$—	$1,257
Residential mortgage backed securities	1,095	(27)		(56)	68	—	1,080
Commercial mortgage backed securities	5	—		—	(1)	—	4
Asset backed securities	249	1		(10)	9	—	249
Common and preferred stocks	9	—		1	—	—	10
Other structured investments	42	—		—	(4)	—	38
Total Available-for-Sale securities	2,728	(26	)(1)	(118)	54	—	2,638

Trading securities	43	1	(1)	—	—	—	44
Other assets	678	(40	)(2)	1	(202)	—	437
Future policy benefits and claims	(295)	158	(3)	—	(17)	—	(154)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Represents a $29 million loss included in benefits, claims, losses and settlement expenses and a $11 million loss included in other revenues in the Consolidated Statements of Operations.

(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities held at June 30 for the three months then ended:

	2009			2008
	Net Investment Income	Other Revenue	Benefits, Claims, Losses and Settlement Expenses	Net Investment Income	Other Revenue	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$—	$—	$—	$—	$—	$—
Residential mortgage backed securities	(5)	—	—	(27)	—	—
Commercial mortgage backed securities	—	—	—	—	—	—
Asset backed securities	2	—	—	—	—	—
Other structured investments	—	—	—	—	—	—
Other debt obligations	—	—	—	—	—	—
Total Available-for-Sale securities	(3)	—	—	(27)	—	—
Trading securities	(3)	—	—	1	—	—
Other assets	—	(15)	—	—	(11)	(11)
Future policy benefits and claims	—	—	766	—	—	159

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Total Gains (Losses) Included in			Purchases,
	Balance,			Other Com-	Sales, Issuances	Transfers		Balance,
	January 1,	Net		prehensive	and Settle-	In/(Out) of		June 30,
	2009	Income		Income	ments, Net	Level 3		2009
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,120	$—		$79	$(7)	$(14)		$1,178
Residential mortgage backed securities	1,208	12		108	2,123	—		3,451
Commercial mortgage backed securities	3	—		—	61	—		64
Asset backed securities	222	9		(5)	153	—		379
Common and preferred stocks	10	—		—	—	—		10
Other structured investments	50	(3)		6	(4)	—		49
Other debt obligations	—	—		—	—	—		—
Total Available-for-Sale securities	2,613	18	(1)	188	2,326	(14	)(4)	5,131

Trading securities	30	(5	)(1)	3	(5)	—		23
Other assets	487	(70	)(2)	33	(108)	—		342
Future policy benefits and claims	(1,832)	1,104	(3)	—	(31)	—		(759)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Represents a $36 million loss included in benefits, claims, losses and settlement expenses and a $34 million loss included in other revenues in the Consolidated Statements of Operations.

(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

(4) Represents a security transferred to Level 2 as the fair value is now obtained from a nationally-recognized pricing service. Previously, the fair value of the security was based on broker quotes.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Total Gains (Losses) Included in			Purchases,
	Balance,			Other Com-	Sales, Issuances	Transfers	Balance,
	January 1,	Net		prehensive	and Settle-	In/(Out) of	June 30,
	2008	Income		Income	ments, Net	Level 3	2008
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,339	$—		$(32)	$(50)	$—	$1,257
Residential mortgage backed securities	1,267	(57)		(245)	115	—	1,080
Commercial mortgage backed securities	5	—		—	(1)	—	4
Asset backed securities	242	1		(20)	26	—	249
Common and preferred stocks	9	—		1	—	—	10
Other structured investments	46	1		—	(9)	—	38
Total Available-for-Sale securities	2,908	(55	)(1)	(296)	81	—	2,638

Trading securities	44	—		—	—	—	44
Other assets	629	3	(2)	1	(196)	—	437
Future policy benefits and claims	(158)	34	(3)	—	(30)	—	(154)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Represents a $23 million gain included in benefits, claims, losses and settlement expenses and a $20 million loss included in other revenues in the Consolidated Statements of Operations.

(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities held at June 30 for the six months then ended:

	2009			2008
	Net Investment Income	Other Revenue	Benefits, Claims, Losses and Settlement Expenses	Net Investment Income	Other Revenue	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$—	$—	$—	$—	$—	$—
Residential mortgage backed securities	(13)	—	—	(57)	—	—
Commercial mortgage backed securities	—	—	—	—	—	—
Asset backed securities	4	—	—	—	—	—
Other structured investments	(3)	—	—	(1)	—	—
Other debt obligations	—	—	—	—	—	—
Total Available-for-Sale securities	(12)	—	—	(58)	—	—
Trading securities	(3)	—	—	—	—	—
Other assets	—	(29)	—	—	(20)	1
Future policy benefits and claims	—	—	1,088	—	—	35

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

	June 30, 2009
	Carrying Value	Fair Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,758	$2,617
Policy loans	715	779
Receivables	1,210	890
Restricted and segregated cash	1,730	1,730
Other investments and assets	493	495

Financial Liabilities
Future policy benefits and claims	$15,372	$14,862
Investment certificate reserves	4,792	4,735
Banking and brokerage customer deposits	4,408	4,409
Separate account liabilities	3,461	3,461
Debt and other liabilities	2,568	2,300

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

The Company uses derivatives as economic hedges and occasionally holds derivatives designated for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product at June 30, 2009:

Derivatives not designated as hedging instruments	Balance Sheet Location	Asset	Balance Sheet Location	Liability
		(in millions)		(in millions)
Interest rate contracts
GMWB and GMAB	Other assets	$283	Other liabilities	$(307)
Interest rate lock commitments	Other assets	1		—
Equity contracts
GMWB and GMAB	Other assets	675	Other liabilities	(388)
Equity indexed annuities	Other assets	1		—
Equity indexed annuities embedded derivatives		—	Future policy benefits and claims	(15)
Stock market certificates	Other assets	66	Other liabilities	(51)
Stock market certificates embedded derivatives		—	Customer deposits	(16)
Seed money		—	Other liabilities	(1)
Foreign exchange contracts
Seed money		—	Other liabilities	(1)
Other
GMWB and GMAB embedded derivatives(1)		—	Future policy benefits and claims	(759)
Total		$1,026		$(1,538)

(1) The fair values of GMWB and GMAB embedded derivatives fluctuate primarily based on changes in equity, interest rate and credit markets.

See Note 9 for additional information regarding the Company’s fair value measurement of derivative instruments.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) on the Consolidated Statements of Operations:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
		(in millions)
Interest rate contracts
GMWB and GMAB	Benefits, claims, losses and settlement expenses	$(262)	$(385)
Interest rate lock commitments	Other revenues	1	1
Equity contracts
GMWB and GMAB	Benefits, claims, losses and settlement expenses	(873)	(812)
Equity indexed annuities	Interest credited to fixed accounts	—	(2)
Equity indexed annuities embedded derivatives	Interest credited to fixed accounts	—	1
Stock market certificates	Banking and deposit interest expense	4	1
Stock market certificates embedded derivatives	Banking and deposit interest expense	(9)	(11)
Seed money	Net investment income	(10)	—
Foreign exchange contracts
Seed money	General and administrative expense	(4)	(1)
Other
GMWB and GMAB embedded derivatives	Benefits, claims, losses and settlement expenses	757	1,073
Total		$(396)	$(135)

The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate and foreign currency exchange rate risk related to various products and transactions of the Company.

Certain annuity products contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of considerations received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to GMWB and GMAB provisions using various equity futures, equity options, total return swaps, interest rate swaptions and interest rate swaps. The gross notional amount of these contracts was $35.9 billion at June 30, 2009. The premium associated with certain of these options is paid or received semi-annually over the life of the option contract.

The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2009(1)	$(83)	$7
2010	(164)	13
2011	(156)	12
2012	(143)	11
2013	(131)	10
2014-2023	(425)	6

(1) 2009 amounts represent the amounts payable and receivable for the period from July 1, 2009 to December 31, 2009.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Equity indexed annuities and investment certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to equity indexed annuities and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and occasionally enters into futures contracts. The gross notional amount of these derivative contracts was $1.7 billion at June 30, 2009.

The Company enters into futures and total return swaps to manage its exposure to price risk arising from seed money investments made in proprietary mutual funds. The gross notional amount of these contracts was $193 million at June 30, 2009.

The Company enters into foreign currency forward contracts to hedge its exposure to certain receivables and obligations denominated in non-functional currencies. The gross notional amount of these contracts was $10 million at June 30, 2009.

Embedded Derivatives

Certain annuities contain GMAB and non-life contingent GMWB provisions, which are considered embedded derivatives. In addition, the equity component of the equity indexed annuity and stock market investment certificate product obligations are also considered embedded derivatives. As captured in the tables above, embedded derivatives are bifurcated from their host contracts and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. As noted above, the Company uses derivatives to mitigate the financial statement impact of these embedded derivatives.

Cash Flow Hedges

The Company has amounts classified in accumulated other comprehensive loss related to gains and losses associated with the effective portion of previously designated cash flow hedges. The Company reclassifies these amounts into income as the forecasted transactions impact earnings. During the six months ended June 30, 2009, the Company held no derivatives that were designated as cash flow hedges under SFAS 133. The following table shows the impact of the Company’s previously designated cash flow hedges on the Consolidated Statements of Operations:

	Location of Gain (Loss)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as hedging instruments	Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
		(in millions)
Cash flow hedges
Interest on debt	Interest and debt expense	$2	$4
Fixed annuity products	Net investment income	(1)	(3)
Total		$1	$1

At June 30, 2009, the Company expects to reclassify $2 million of net pretax gains on derivative instruments from accumulated other comprehensive loss to earnings during the next 12 months. The $2 million net pretax gain is made up of an $8 million deferred gain related to interest rate swaps that will be recorded as a reduction to interest and debt expense, partially offset by a $6 million deferred loss related to interest rate swaptions that will be recorded in net investment income. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive loss are recognized in earnings immediately. No hedge relationships were discontinued during the six months ended June 30, 2009 due to forecasted transactions no longer expected to occur according to the original hedge strategy.

Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 26 years and relates to forecasted debt interest payments.

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements wherever practical. As of June 30, 2009, the Company held collateral consisting primarily of cash and securities of $312 million posted by counterparties. As of June 30, 2009, the Company’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $73 million.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Certain of the Company’s derivative instruments contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At June 30, 2009, the aggregate fair value of all derivative instruments containing such credit risk features was $103 million. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2009 was $73 million. If the credit risk features of derivative contracts that were in a net liability position at June 30, 2009 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been $30 million.

11.  Income Taxes

The Company’s effective tax rates were 24.4% and 18.4% for the three months and six months ended June 30, 2009, respectively. The Company’s effective tax rates were 11.9% and 7.4% for the three months and six months ended June 30, 2008, respectively. The Company’s effective tax rate for the three months and six months ended June 30, 2008 included $27 million and $65 million, respectively, of tax benefits related to changes in the status of current and closed audits and tax planning initiatives.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, a) future taxable income exclusive of reversing temporary differences and carryforwards, b) future reversals of existing taxable temporary differences, c) taxable income in prior carryback years, and d) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of June 30, 2009 and December 31, 2008.

Included in the Company’s deferred income tax assets are net operating loss carryforwards of $90 million which will expire beginning December 31, 2025 as well as tax credit carryforwards of $137 million which will expire beginning December 31, 2025. The Company also has $39 million of foreign tax credit carryforwards which will expire beginning December 31, 2016.

As of June 30, 2009 and December 31, 2008, the Company had $56 million of gross unrecognized tax expense. If recognized, approximately $62 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2009 and December 31, 2008, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company had a receivable of $13 million related to the payment of interest and penalties accrued at both June 30, 2009 and December 31, 2008.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination by, the Securities and Exchange Commission (“SEC”), Financial Industry Regulatory Authority (“FINRA”), Office of Thrift Supervision (“OTS”), state insurance regulators, state attorneys general and various other governmental and quasi-governmental authorities concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. Pending matters about which the Company has recently received information requests include: sales and product or service features of, or disclosures pertaining to, mutual funds, annuities, equity and fixed income securities, insurance products, brokerage services, financial plans and other advice offerings; supervision of the Company’s financial advisors; supervisory practices in connection with financial advisors’ outside business activities; sales practices and supervision associated with the sale of fixed and variable annuities; the delivery of financial plans and the suitability of particular trading strategies. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

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

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona, and was later transferred to the United States District Court for the District of Minnesota. The plaintiffs alleged that they were investors in several of the Company’s mutual funds and they purported to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940. The plaintiffs alleged that fees allegedly paid to the defendants by the funds for investment advisory and administrative services were excessive. On July 6, 2007, the Court granted the Company’s motion for summary judgment, dismissing all claims with prejudice. Plaintiffs appealed the Court’s decision, and on April 8, 2009, the U.S. Court of Appeals for the Eighth Circuit reversed the district court’s decision, and remanded the case for further proceedings. The Company will be filing with the United States Supreme Court a Petition for Writ of Certiorari to review the judgment of the Court of Appeals in this case. The Petition is due by August 6, 2009.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Relevant to market conditions since the latter part of 2007, a large client claimed a breach of certain contractual investment guidelines. In April 2009, the client presented a formal Request for Arbitration. The parties subsequently submitted to mediation and have agreed to a structure for a comprehensive settlement of the dispute. They have targeted September 30, 2009 to have the settlement in place.

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

A property fund limited partnership that the Company consolidates has floating rate revolving credit borrowings of $117 million as of June 30, 2009. A Threadneedle subsidiary guarantees the repayment of outstanding borrowings up to the value of the assets of the partnership. The debt is secured by the assets of the partnership and there is no recourse to Ameriprise Financial.

14.  Earnings per Common Share

The computations of basic and diluted earnings per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions, except per share amounts)
Numerator:
Net income attributable to Ameriprise Financial	$95	$210	$225	$401

Denominator:
Basic: Weighted-average common shares outstanding	228.8	223.2	225.6	225.8
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.2	2.8	1.2	3.0
Diluted: Weighted-average common shares outstanding	230.0	226.0	226.8	228.8

Earnings per common share:
Basic	$0.41	$0.94	$1.00	$1.77
Diluted	0.41	0.93	0.99	1.75

Basic weighted average common shares for the three months and six months ended June 30, 2009 included 3.9 million and 3.6 million, respectively, of vested, nonforfeitable restricted stock units and 4.7 million and 4.8 million, respectively, of non-vested restricted stock awards and restricted stock units that are forfeitable but receive nonforfeitable dividends. Potentially dilutive securities include nonqualified stock options and other share-based awards. Basic weighted average common shares for both the three months and the six months ended June 30, 2008 included 2.4 million vested nonforfeitable restricted stock units and 3.2 million non-vested restricted stock awards and restricted stock units that are forfeitable but receive nonforfeitable dividends.

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

The Company consolidates a VIE for which it is considered the primary beneficiary. The Company had investments of $10 million and non-recourse debt of $6 million on the Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008, respectively, related to this entity.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has variable interests for which it is not the primary beneficiary and, therefore, does not consolidate. The Company’s maximum exposure to loss as a result of its investment in these entities is limited to its carrying value. The Company has no obligation to provide further financial or other support to the VIEs nor has the Company provided any additional support to the VIEs other than services it is separately compensated for through management agreements. The Company had no liabilities recorded as of June 30, 2009 and December 31, 2008 related to these entities.

The Company is a limited partner in affordable housing partnerships which qualify for government sponsored low income housing tax credit programs. In most cases, the Company has less than 50% interest in the partnerships sharing in benefits and risks with other limited partners in proportion to the Company’s ownership interest. In the limited cases in which the Company has a greater than 50% interest in affordable housing partnerships, it was determined that the relationship with the general partner is an agent relationship and the general partner was most closely related to the partnership as it is the key decision maker and controls the operations. The carrying values of the affordable housing partnerships are reflected in investments and were $41 million and $54 million as of June 30, 2009 and December 31, 2008, respectively.

For the collateralized debt obligations (“CDOs”) managed by the Company, the Company has evaluated its variability in losses and returns considering its investment levels, which are less than 50% of the residual tranches, and the fees received from managing the structures and has determined that consolidation is not required. The carrying values of the CDOs are reflected in investments and were $49 million and $50 million as of June 30, 2009 and December 31, 2008, respectively. The Company manages $6.7 billion of underlying collateral consisting primarily of below investment grade syndicated bank loans within the CDOs.

16.  Segment Information

The Company’s five segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other.

The following is a summary of assets by segment:

	June 30, 2009	December 31, 2008
	(in millions)
Advice & Wealth Management	$11,776	$10,624
Asset Management	5,621	5,363
Annuities	67,826	63,659
Protection	15,300	14,270
Corporate & Other	2,691	1,661
Total assets	$103,214	$95,577

The following is a summary of segment operating results:

	Three Months Ended June 30, 2009
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
	(in millions)
Revenue from external customers	$620	$276	$551	$476	$(8)	$—	$1,915
Intersegment revenue	206	11	11	21	1	(250)	—
Total revenues	826	287	562	497	(7)	(250)	1,915
Banking and deposit interest expense	38	2	—	—	(2)	—	38
Net revenues	788	285	562	497	(5)	(250)	1,877
Pretax income (loss)	$(3)	$(20)	$94	$110	$(66)	$—	115
Income tax provision							28
Net income							87
Less: Net loss attributable to noncontrolling interests							(8)
Net income attributable to Ameriprise Financial							$95

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30, 2008
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
	(in millions)
Revenue from external customers	$703	$359	$475	$461	$12	$—	$2,010
Intersegment revenue	230	6	20	18	2	(276)	—
Total revenues	933	365	495	479	14	(276)	2,010
Banking and deposit interest expense	42	1	—	1	—	(2)	42
Net revenues	891	364	495	478	14	(274)	1,968
Pretax income (loss)	$51	$37	$77	$113	$(46)	$—	232
Income tax provision							27
Net income							205
Less: Net loss attributable to noncontrolling interests							(5)
Net income attributable to Ameriprise Financial							$210

	Six Months Ended June 30, 2009
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
	(in millions)
Revenue from external customers	$1,153	$515	$1,022	$964	$22	$—	$3,676
Intersegment revenue	443	21	32	29	1	(526)	—
Total revenues	1,596	536	1,054	993	23	(526)	3,676
Banking and deposit interest expense	79	3	—	—	(1)	(1)	80
Net revenues	1,517	533	1,054	993	24	(525)	3,596
Pretax income (loss)	$(64)	$(42)	$223	$222	$(90)	$—	249
Income tax provision							46
Net income							203
Less: Net loss attributable to noncontrolling interests							(22)
Net income attributable to Ameriprise Financial							$225

	Six Months Ended June 30, 2008
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
	(in millions)
Revenue from external customers	$1,459	$710	$926	$934	$19	$—	$4,048
Intersegment revenue	457	12	47	28	5	(549)	—
Total revenues	1,916	722	973	962	24	(549)	4,048
Banking and deposit interest expense	89	3	—	1	1	(5)	89
Net revenues	1,827	719	973	961	23	(544)	3,959
Pretax income (loss)	$115	$50	$119	$215	$(77)	$—	422
Income tax provision							31
Net income							391
Less: Net loss attributable to noncontrolling interests							(10)
Net income attributable to Ameriprise Financial							$401

AMERIPRISE FINANCIAL, INC.

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

Overview

We are engaged in providing financial planning, products and services that are designed to be utilized as solutions for our clients’ cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs. As of June 30, 2009, we had a network of more than 12,500 financial advisors and registered representatives (“affiliated financial advisors”). In addition to serving clients through our affiliated financial advisors, our asset management, annuity, and auto and home protection products are distributed through third-party advisors and affinity relationships.

We deliver solutions to our clients through an approach focused on building long term personal relationships between our advisors and clients. We offer financial planning and advice that are responsive to our clients’ evolving needs and help them achieve their identified financial goals by recommending actions and a range of product “solutions” consisting of investment, annuities, insurance, banking and other financial products that help them attain over time a return or form of protection while accepting what they determine to be an appropriate range and level of risk. The financial product solutions we offer through our affiliated advisors include both our own products and services and products of other companies. Our financial planning and advisory process is designed to provide comprehensive advice, when appropriate, to address our clients’ cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. We believe that our focus on personal relationships, together with our strengths in financial planning and product development, allows us to better address our clients’ financial needs, including the financial needs of our primary target market segment, the mass affluent and affluent, which we define as households with investable assets of more than $100,000. This focus also puts us in a strong position to capitalize on significant demographic and market trends, which we believe will continue to drive increased demand for our financial planning and other financial services. Deep client-advisor relationships are central to the ability of our business model to succeed through market cycles, including the extreme market conditions that persisted through the second quarter of 2009.

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

It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets. Our financial targets are:

•                  Net revenue growth of 6% to 8%,

•                  Earnings per diluted share growth of 12% to 15%, and

•                  Return on equity of 12% to 15%.

Net revenues for the three months ended June 30, 2009 were $1.9 billion, a decrease of $91 million, or 5%, from the prior year period. Net revenues for the six months ended June 30, 2009 were $3.6 billion, a decrease of $363 million, or 9%, from the prior year period. The decline in net revenues for both periods primarily reflects the negative impact of weak equity markets on asset-based fees, partially offset by growth in fixed annuities.

Net income attributable to Ameriprise Financial for the three months ended June 30, 2009 was $95 million, a decline of $115 million from $210 million for the three months ended June 30, 2008. Net income attributable to Ameriprise Financial for the six months ended June 30, 2009 was $225 million, a decline of $176 million from $401 million for the six months ended June 30, 2008. Earnings per diluted share for the three months ended June 30, 2009 were $0.41, compared to $0.93 for the three months ended June 30, 2008. Earnings per diluted share for the six months ended June 30, 2009 were $0.99, compared to $1.75 for the six months ended June 30, 2008.

We continue to establish Ameriprise Financial as a financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by our continued leadership in financial planning and our strong corporate foundation. Our franchisee advisor and client retention remain strong at 91% and 94%, respectively, as of June 30, 2009. We continued to attract experienced advisors, with more than 400 experienced advisors joining our branded advisor channels in the first half of 2009.

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

The client asset value growth rates are the rates at which variable annuity and variable universal life insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. We typically use a five-year mean reversion process as a guideline in setting near-term equity asset growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near-term growth rate is reviewed to ensure consistency with management’s assessment of anticipated equity market performance. In the first half of 2009, management elected to follow the mean reversion guideline, slightly decreasing near-term equity asset growth rates to reflect the positive market on a year-to-date basis. At recent equity market levels, increasing the annualized equity market return projected during the five-year mean reversion period by 100 basis points reduces DAC amortization and other impacted expenses by $20-$25 million after tax.

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

Owned, Managed and Administered Assets

Owned assets include certain assets on our Consolidated Balance Sheets for which we do not provide investment management services, such as investments in non-proprietary funds held in the separate accounts of our life insurance subsidiaries, as well as restricted and segregated cash and receivables.

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

Our owned, managed and administered assets declined to $397 billion at June 30, 2009, a net decrease of 10% from June 30, 2008, primarily due to the 28% decline in the S&P 500 Index.

Clients’ lower risk tolerances and preference for guaranteed returns reduced variable annuity net inflows and increased fixed annuity net inflows for both the three and six months ended June 30, 2009 compared to the prior year periods. Fixed annuities had total net inflows of $562 million in the second quarter of 2009 compared to net outflows of $383 million in the prior year period and variable annuities had net inflows of $567 million compared to $811 million in the prior year period. Wrap account assets had net inflows of $2.8 billion in both the second quarter of 2009 and 2008.

Fixed annuities had total net inflows of $2.0 billion for the six months ended June 30, 2009 compared to net outflows of $930 million in the prior year period and variable annuities had net inflows of $895 million compared to $1.7 billion in the prior year period. Wrap account assets had net inflows of $4.1 billion for the six months ended June 30, 2009 compared to $4.2 billion in the prior year period.

Our managed assets excluding wrap account assets increased during the second quarter of 2009 primarily reflecting equity market appreciation and retail net inflows. Total asset management net inflows were $45 million for the three months ended June 30, 2009, compared to net outflows of $4.8 billion for the prior year period. In the second quarter of 2009, Domestic managed assets had $425 million in net outflows compared to $2.3 billion in the prior year period and market appreciation of $8.7 billion in the second quarter of 2009 compared to market depreciation of $1.3 billion in the prior year period. In addition to net flows and market appreciation, Domestic managed assets were impacted by the issuance of debt and equity in the second quarter of 2009 resulting in an increase of $1.4 billion. International managed assets had $470 million in net inflows in the second quarter of 2009 compared to net outflows of $2.5 billion in the prior year period and market appreciation of $481 million in the second quarter of 2009 compared to market depreciation of $2.3 billion in the prior year period. An increase in International retail net inflows in the second quarter of 2009 was partially offset by net outflows in lower margin Zurich-related assets. The positive impact on International managed assets due to changes in foreign currency exchange rates was $10.4 billion in the second quarter of 2009 compared to $446 million in the prior year period.

Our managed assets excluding wrap account assets increased during the first half of 2009 primarily reflecting equity market appreciation and retail net inflows. Total asset management net outflows declined to $102 million for the six months ended June 30, 2009, compared to net outflows of $9.7 billion for the prior year period. In the first half of 2009, Domestic managed assets had $250 million in net outflows compared to $4.7 billion in the prior year period and market appreciation of $5.9 billion compared to market depreciation of $8.3 billion in the prior year period. In addition to net flows and market appreciation, Domestic managed assets were impacted by the issuance of debt and equity in the second quarter of 2009 resulting in an increase of $1.4 billion. International managed assets had $148 million in net inflows for the six months ended June 30, 2009 compared to net outflows of $5.0 billion in the prior year period and market depreciation of $4.0 billion compared to $10.6 billion in the prior year period. An increase in International retail net inflows in the first half of 2009 was partially offset by net outflows in lower margin Zurich-related assets. The positive impact on International managed assets due to changes in foreign currency exchange rates was $8.9 billion for the six months ended June 30, 2009 compared to $374 million in the prior year period.

The following table presents detail regarding our owned, managed and administered assets:

	June 30,
	2009	2008	Change
	(in billions, except percentages)
Owned Assets	$32.5	$36.9	(12)%
Managed Assets(1):
Domestic	134.8	143.2	(6)
International	82.5	120.9	(32)
Wrap account assets	79.0	91.4	(14)
Eliminations(2)	(11.3)	(14.3)	(21)
Total Managed Assets	285.0	341.2	(16)
Administered Assets	79.8	65.6	22
Total Owned, Managed and Administered Assets	$397.3	$443.7	(10)%

(1) Includes managed external client assets and managed owned assets.

(2) Includes eliminations for RiverSource mutual fund assets included in wrap account assets and RiverSource assets sub-advised by Threadneedle.

Consolidated Results of Operations for the Three Months ended June 30, 2009 and 2008

The following table presents our consolidated results of operations for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$606	$780	$(174)	(22)%
Distribution fees	351	422	(71)	(17)
Net investment income	514	393	121	31
Premiums	269	257	12	5
Other revenues	175	158	17	11
Total revenues	1,915	2,010	(95)	(5)
Banking and deposit interest expense	38	42	(4)	(10)
Total net revenues	1,877	1,968	(91)	(5)

Expenses
Distribution expenses	425	506	(81)	(16)
Interest credited to fixed accounts	237	192	45	23
Benefits, claims, losses and settlement expenses	587	294	293	100
Amortization of deferred acquisition costs	(125)	144	(269)	NM
Interest and debt expense	28	28	—	—
General and administrative expense	610	572	38	7
Total expenses	1,762	1,736	26	1
Pretax income	115	232	(117)	(50)
Income tax provision	28	27	1	4
Net income	87	205	(118)	(58)
Less: Net loss attributable to noncontrolling interests	(8)	(5)	(3)	(60)
Net income attributable to Ameriprise Financial	$95	$210	$(115)	(55)%

Supplemental Disclosures:

Net investment income:
Net investment income before impairment losses on securities	$545
Total other-than-temporary impairment losses on securities	(27)
Portion of loss recognized in other comprehensive income	(4)
Net impairment losses recognized in net investment income	(31)
Net investment income	$514

NM Not Meaningful.

Overall

Net income attributable to Ameriprise Financial for the three months ended June 30, 2009 was $95 million, down $115 million from $210 million for the prior year period, reflecting the impact of the significant decline in equity markets and the lower short-term interest rate environment. The S&P 500 Index ended at 919 at the end of the second quarter of 2009 compared to 1,280 at the end of the second quarter of 2008, a drop of 361 points, or 28%. Short-term interest rates declined period over period as the Fed Funds target rate was 0-25 basis points in the second quarter of 2009 compared to a range of 200-225 basis points in the second quarter of 2008.

Net Revenues

The decrease in net revenues was driven by lower management and financial advice fees and distribution fees, primarily due to lower asset levels attributable to the decline in equity markets that persisted throughout the period from June 30, 2008 to June 30, 2009, partially offset by growth in fixed annuities.

Management and financial advice fees decreased $174 million, or 22%, to $606 million for the three months ended June 30, 2009 compared to $780 million for the prior year period primarily due to lower asset levels, as well as the negative impact of foreign currency translation. Wrap account assets decreased $12.5 billion, or 14%, compared to the prior year period due to market depreciation, partially offset by net inflows and an increase in wrap account assets due to the acquisition of H&R Block Financial Advisors, Inc. in the fourth quarter of 2008. Total managed assets excluding wrap account assets decreased $45.0 billion, or 17%, in the second quarter of 2009 compared to the prior year period primarily due to market depreciation, net outflows and the impact of changes in foreign currency exchange rates, partially offset by an increase in managed assets due to the acquisition of J. & W. Seligman & Co. (“Seligman”) in the fourth quarter of 2008.

Distribution fees decreased $71 million, or 17%, to $351 million for the three months ended June 30, 2009 compared to $422 million in the prior year period primarily due to lower equity markets and growth in cash and deposit products due to clients’ preference for short-term and fixed income investment products, which resulted in slower sales and flows for other products that generate higher distribution fees.

Net investment income increased $121 million, or 31%, to $514 million for the three months ended June 30, 2009 compared to $393 million in the prior year period primarily due to an increase of $77 million in investment income on fixed maturity securities and $6 million in net realized investment gains for the second quarter of 2009 compared to $27 million in net realized investment losses for the second quarter of 2008. The increase in investment income earned on fixed maturity securities was driven by higher invested asset levels due to fixed annuity net inflows, partially offset by the combination of low short-term interest rates and high liquidity levels. In the second quarter of 2009, net realized gains from sales of Available-for-Sale securities were $46 million and other-than-temporary impairments on previously impaired non-agency residential mortgage-backed securities were $31 million. In the second quarter of 2008, net realized gains from sales of Available-for-Sale securities were $1 million and other-than-temporary impairments were $28 million.

Premiums increased $12 million, or 5%, to $269 million for the three months ended June 30, 2009 due to growth in Auto and Home premiums compared to the prior year period driven by higher volumes. Auto and Home policy counts increased 7% period-over-period.

Other revenues increased $17 million, or 11%, to $175 million for the three months ended June 30, 2009 compared to $158 million in the prior year period primarily due to an $8 million gain on the repurchase of certain junior subordinated notes (“junior notes”) in the second quarter of 2009 and an increase in guaranteed benefit rider fees on variable annuities.

Banking and deposit interest expense decreased $4 million to $38 million for the three months ended June 30, 2009 compared to $42 million in the prior year period primarily due to lower crediting rates on certificates, partially offset by higher certificate balances.

Expenses

Total expenses increased $26 million, or 1%, to $1.8 billion for the three months ended June 30, 2009 compared to $1.7 billion for the three months ended June 30, 2008, primarily due to acquisition related costs in the second quarter of 2009, growth in fixed annuity interest credited expense and market impacts on variable annuity guarantees. These increases were partially offset by market-driven declines in distribution expenses and a decrease in amortization of DAC and DSIC offsetting higher variable annuity benefit expenses, as well as cost controls.

Distribution expenses decreased $81 million, or 16%, to $425 million for the three months ended June 30, 2009 compared to $506 million in the prior year period reflecting decreased advisor compensation, primarily due to year-over-year market depreciation on assets. Net revenues per advisor decreased to $63,000 in the second quarter of 2009 compared to $77,000 in the prior year period and total managed assets decreased $56.2 billion, or 16%, compared to the prior year period.

Interest credited to fixed accounts increased $45 million, or 23%, to $237 million for the three months ended June 30, 2009 compared to $192 million for the three months ended June 30, 2008, primarily due to higher average fixed annuity account balances and higher average crediting rates compared to the prior year period. Average fixed annuities contract accumulation values increased $2.2 billion, or 19%, compared to the prior year period. The average crediting rate excluding capitalized interest increased to 4.0% in the second quarter of 2009 compared to 3.7% in the same period a year ago.

Benefits, claims, losses and settlement expenses increased $293 million, or 100%, to $587 million for the three months ended June 30, 2009 compared to $294 million for the three months ended June 30, 2008. Benefits, claims, losses and settlement expenses for the second quarter of 2009 were impacted by $340 million in variable annuity death and living benefit expenses, which included $604 million in expenses from the non-cash impact of the credit default spread on the Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) valuation of living benefit liabilities. Benefits, claims, losses and settlement expenses also reflect $49 million in related lower DSIC amortization in the second quarter of 2009. Benefits, claims, losses and settlement expenses in the second quarter of 2008 included a $12 million benefit related to variable annuity guaranteed death and living benefits, of which $6 million in expense was related to the credit default spread.

Amortization of DAC was a net benefit of $125 million for the three months ended June 30, 2009 compared to expense of $144 million in the prior year period. DAC amortization for the three months ended June 30, 2009 included a benefit of $206 million offsetting higher variable annuity benefit expenses compared to a $2 million expense for the three months ended

June 30, 2008. In addition, the impact of higher policyholder account balances as a result of equity and fixed income market performance in the second quarter of 2009 decreased DAC amortization by $39 million compared to an expense of $10 million in the second quarter of 2008.

General and administrative expense increased $38 million, or 7%, to $610 million for the three months ended June 30, 2009 compared to $572 million in the prior year period. General and administrative expense in the second quarter of 2009 included integration costs and ongoing expenses from acquisitions closed in the fourth quarter of 2008 of $25 million and $66 million, respectively, and $23 million in increased legal expenses and a provision for a client settlement. Excluding these costs, general and administrative expense decreased 13% as a result of expense controls, lower performance-driven compensation-related expenses and a positive impact of foreign currency translation. The positive impact of foreign currency translation on general and administrative expense partially offset the negative impact of foreign currency translation on management and financial advice fees.

Income Taxes

Our effective tax rate on net income attributable to Ameriprise Financial increased to 24.4% for the three months ended June 30, 2009, compared to 11.9% for the three months ended June 30, 2008. Our effective tax rate for the second quarter of 2008 included $27 million of tax benefits related to changes in the status of current audits and tax planning initiatives.

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

Results of Operations by Segment for the Three Months Ended June 30, 2009 and 2008

The following tables present summary financial information by segment and reconciliation to consolidated totals derived from Note 16 to our Consolidated Financial Statements for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
		Percent		Percent
		Share of		Share of
	2009	Total	2008	Total
	(in millions, except percentages)
Total net revenues
Advice & Wealth Management	$788	42%	$891	45%
Asset Management	285	15	364	18
Annuities	562	30	494	25
Protection	497	26	479	25
Corporate & Other	(5)	—	14	1
Eliminations	(250)	(13)	(274)	(14)
Total net revenues	$1,877	100%	$1,968	100%

Total expenses
Advice & Wealth Management	$791	45%	$840	49%
Asset Management	305	17	327	19
Annuities	468	27	417	24
Protection	387	22	366	21
Corporate & Other	61	3	60	3
Eliminations	(250)	(14)	(274)	(16)
Total expenses	$1,762	100%	$1,736	100%

Net loss attributable to noncontrolling interests
Asset Management	$(8)	100%	$(5)	100%

Pretax income (loss) attributable to Ameriprise Financial
Advice & Wealth Management	$(3)	(1)%	$51	21%
Asset Management	(12)	(10)	42	18
Annuities	94	76	77	32
Protection	110	89	113	48
Corporate & Other	(66)	(54)	(46)	(19)
Pretax income attributable to Ameriprise Financial	$123	100%	$237	100%

Advice & Wealth Management

Our Advice & Wealth Management segment provides financial planning and advice, as well as full service brokerage and banking services, primarily to retail clients, through our financial advisors. Our affiliated advisors utilize a diversified selection of both proprietary and non-proprietary products to help clients meet their financial needs.

The following table presents the results of operations of our Advice & Wealth Management segment for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$295	$352	$(57)	(16)%
Distribution fees	423	508	(85)	(17)
Net investment income	85	54	31	57
Other revenues	23	19	4	21
Total revenues	826	933	(107)	(11)
Banking and deposit interest expense	38	42	(4)	(10)
Total net revenues	788	891	(103)	(12)

Expenses
Distribution expenses	471	564	(93)	(16)
General and administrative expense	320	276	44	16
Total expenses	791	840	(49)	(6)
Pretax income (loss)	(3)	51	(54)	NM
Less: Net loss attributable to noncontrolling interests	—	—	—	—%
Pretax income (loss) attributable to Ameriprise Financial	$(3)	$51	$(54)	NM

NM Not Meaningful.

Our Advice & Wealth Management segment pretax loss was $3 million for the three months ended June 30, 2009 compared to pretax income of $51 million for the three months ended June 30, 2008.

Net Revenues

Net revenues were $788 million for the three months ended June 30, 2009 compared to $891 million in the prior year period, a decrease of $103 million, or 12%, primarily driven by decreases in management and financial advice fees and distribution fees.

Management and financial advice fees decreased $57 million, or 16%, to $295 million for the three months ended June 30, 2009, primarily due to lower asset levels in wrap accounts. Wrap account assets decreased $12.5 billion, or 14%, compared to the prior year period, due to market depreciation, partially offset by net inflows and an increase in wrap account assets due to the acquisition of H&R Block Financial Advisors, Inc. in the fourth quarter of 2008. Market depreciation from June 30, 2008 to June 30, 2009 negatively impacted wrap account assets by $18.1 billion, whereas total net inflows during the same period were $3.6 billion. Financial planning fees were lower in the second quarter of 2009 compared to the prior year period resulting from accelerated financial plan delivery standards in the second quarter of 2008.

Distribution fees decreased $85 million, or 17%, to $423 million for the three months ended June 30, 2009, primarily due to lower equity markets and growth in cash and deposit products due to clients’ preference for short-term and fixed income investment products, which resulted in slower sales and flows for other products that generate higher distribution fees.

Net investment income increased $31 million, or 57%, to $85 million for the three months ended June 30, 2009, due to a decrease in net realized investment losses and an increase in investment income earned on fixed maturity securities. Net realized investment losses were $8 million in the second quarter of 2009 compared to $21 million in the prior year period. Investment income on fixed maturity securities increased $19 million driven by volume-related increases in invested asset levels.

Banking and deposit interest expense decreased $4 million, or 10%, to $38 million for the three months ended June 30, 2009, due to lower crediting rates on certificates, partially offset by higher certificate balances.

Expenses

Total expenses decreased $49 million, or 6%, to $791 million for the three months ended June 30, 2009.

Distribution expenses decreased $93 million, or 16%, to $471 million for the three months ended June 30, 2009, reflecting decreased advisor compensation, primarily due to year-over-year market depreciation on assets. Net revenues per advisor decreased to $63,000 in the second quarter of 2009 compared to $77,000 in the prior year period and total managed assets decreased $56.2 billion, or 16%, compared to the prior year period.

General and administrative expense increased $44 million, or 16%, from the prior year period primarily due to integration costs and ongoing expenses from our acquisition of H&R Block Financial Advisors, Inc. in the fourth quarter of 2008, partially offset by lower expenses due to expense controls.

Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients.

The following table presents the results of operations of our Asset Management segment for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$230	$295	$(65)	(22)%
Distribution fees	54	70	(16)	(23)
Net investment income	8	7	1	14
Other revenues	(5)	(7)	2	29
Total revenues	287	365	(78)	(21)
Banking and deposit interest expense	2	1	1	100
Total net revenues	285	364	(79)	(22)

Expenses
Distribution expenses	85	111	(26)	(23)
Amortization of deferred acquisition costs	6	5	1	20
General and administrative expense	214	211	3	1
Total expenses	305	327	(22)	(7)
Pretax income (loss)	(20)	37	(57)	NM
Less: Net loss attributable to noncontrolling interests	(8)	(5)	(3)	(60)%
Pretax income (loss) attributable to Ameriprise Financial	$(12)	$42	$(54)	NM

NM Not Meaningful.

Our Asset Management segment pretax loss excluding net loss attributable to noncontrolling interest was $12 million for the three months ended June 30, 2009 compared to pretax income excluding net loss attributable to noncontrolling interest of $42 million in the prior year period.

Net Revenues

Net revenues decreased $79 million, or 22%, to $285 million for the three months ended June 30, 2009, primarily due to declines in management and financial advice fees and distribution fees.

Management and financial advice fees decreased $65 million, or 22%, to $230 million for the three months ended June 30, 2009, primarily driven by lower asset levels and the negative impact of foreign currency translation. Domestic managed assets decreased $8.4 billion, or 6%, to $134.8 billion as of June 30, 2009 compared to $143.2 billion as of June 30, 2008 due to market depreciation of $14.5 billion and net outflows of $7.0 billion, partially offset by Seligman assets acquired in the fourth quarter of 2008. International managed assets decreased $38.4 billion, or 32%, to $82.5 billion as of June 30, 2009 compared to $120.9 billion as of June 30, 2008 due to market depreciation of $13.2 billion, net outflows of $10.6 billion and a decrease of $20.0 billion related to changes in foreign currency exchange rates, partially offset by an increase in assets acquired.

Distribution fees decreased $16 million, or 23%, to $54 million for the three months ended June 30, 2009, primarily due to lower
12b-1 fees driven by flows and negative market impacts, as well as decreased mutual fund sales volume.

Expenses

Total expenses decreased $22 million, or 7%, to $305 million for the three months ended June 30, 2009, due to a decrease in distribution expenses.

Distribution expenses decreased $26 million from the prior year period primarily due to decreased mutual fund sales volume.

General and administrative expense increased $3 million, or 1%, to $214 million for the three months ended June 30, 2009, primarily due to integration costs and ongoing expenses from our acquisition of Seligman in the fourth quarter of 2008, as well as an increase in legal expenses, partially offset by decreases due to expense controls and lower performance-driven compensation-related expenses and a positive impact of foreign currency translation. The positive impact of foreign currency translation on general and administrative expense partially offset the negative impact of foreign currency translation on management and financial advice fees.

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

The following table presents the results of operations of our Annuities segment for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$104	$130	$(26)	(20)%
Distribution fees	58	72	(14)	(19)
Net investment income	339	237	102	43
Premiums	23	21	2	10
Other revenues	38	34	4	12
Total revenues	562	494	68	14
Banking and deposit interest expense	—	—	—	—
Total net revenues	562	494	68	14

Expenses
Distribution expenses	49	47	2	4
Interest credited to fixed accounts	201	156	45	29
Benefits, claims, losses and settlement expenses	351	69	282	NM
Amortization of deferred acquisition costs	(182)	91	(273)	NM
General and administrative expense	49	54	(5)	(9)
Total expenses	468	417	51	12
Pretax income	94	77	17	22
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Pretax income attributable to Ameriprise Financial	$94	$77	$17	22%

NM Not Meaningful.

Our Annuities segment pretax income was $94 million for the three months ended June 30, 2009, up $17 million from $77 million in the prior year period.

Net Revenues

Net revenues increased $68 million, or 14%, to $562 million for the three months ended June 30, 2009, primarily driven by an increase in net investment income, partially offset by decreases in management and financial advice fees and distribution fees.

Management and financial advice fees decreased $26 million, or 20%, to $104 million due to lower fees on variable annuities. Average variable annuities contract accumulation values decreased $11.7 billion or 23% from the prior year period primarily due to equity market declines, partially offset by net inflows. Clients’ lower risk tolerances and preference for guaranteed returns reduced variable annuity net inflows and increased fixed annuity net inflows compared to the prior year period.

Distribution fees decreased $14 million, or 19%, to $58 million for the three months ended June 30, 2009, primarily due to lower fees on variable annuities driven by equity market declines.

Net investment income increased $102 million, or 43%, to $339 million for the three months ended June 30, 2009, primarily due to an increase in investment income on fixed maturity securities, as well as net realized investment gains of $8 million compared to net realized investment losses of $5 million in the prior year period. The increase in investment income on fixed maturity securities was driven by higher invested asset levels due to fixed annuity net inflows.

Other revenues increased $4 million to $38 million for the three months ended June 30, 2009, primarily due to an increase in our guaranteed benefit rider fees on variable annuities.

Expenses

Total expenses increased $51 million, or 12%, to $468 million for the three months ended June 30, 2009, primarily due to growth in fixed annuity interest credited expense and market impacts on variable annuity guarantees, partially offset by the related impact on amortization of DAC.

Interest credited to fixed accounts increased $45 million, or 29%, to $201 million for the three months ended June 30, 2009, primarily driven by higher average fixed annuity account balances and higher average crediting rates compared to the prior year period. Interest credited on fixed annuities exclusive of payout annuity interest credited increased 33% in the second quarter of 2009 compared to the same period a year ago. Average fixed annuities contract accumulation values increased $2.2 billion, or 19%, compared to the prior year period. The average crediting rate excluding capitalized interest increased to 4.0% in the second quarter of 2009 compared to 3.7% in the same period a year ago. In total, interest credited on payout annuities and the fixed portion of variable annuities increased 18% in the second quarter of 2009 compared to the prior year period.

Benefits, claims, losses and settlement expenses increased $282 million to $351 million for the three months ended June 30, 2009 compared to $69 million in the prior year period. Benefits, claims, losses and settlement expenses for the second quarter of 2009 were impacted by $340 million in variable annuity death and living benefit expenses, which included $604 million in expenses from the non-cash impact of the credit default spread on the SFAS 157 valuation of living benefit liabilities. Benefits, claims, losses and settlement expenses also reflect $49 million in related lower DSIC amortization in the second quarter of 2009. Benefits, claims, losses and settlement expenses in the second quarter of 2008 included a $12 million benefit related to variable annuity guaranteed death and living benefits, of which $6 million in expense was related to the credit default spread.

Amortization of DAC was a net benefit of $182 million for the three months ended June 30, 2009 compared to expense of $91 million in the prior year period. Amortization of DAC in the second quarter of 2009 included a benefit of $206 million offsetting higher variable annuity benefit expenses compared to a $2 million expense for the three months ended June 30, 2008. In addition, the impact of higher policyholder account balances as a result of equity and fixed income market performance in the second quarter of 2009 decreased DAC amortization by $33 million compared to an expense of $9 million in the second quarter of 2008.

Protection

Our Protection segment offers a variety of protection products to address the identified protection and risk management needs of our retail clients including life, disability income and property-casualty insurance.

The following table presents the results of operations of our Protection segment for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$11	$16	$(5)	(31)%
Distribution fees	24	25	(1)	(4)
Net investment income	97	85	12	14
Premiums	254	244	10	4
Other revenues	111	110	1	1
Total revenues	497	480	17	4
Banking and deposit interest expense	—	1	(1)	(100)
Total net revenues	497	479	18	4

Expenses
Distribution expenses	6	6	—	—
Interest credited to fixed accounts	36	36	—	—
Benefits, claims, losses and settlement expenses	236	225	11	5
Amortization of deferred acquisition costs	51	48	3	6
General and administrative expense	58	51	7	14
Total expenses	387	366	21	6
Pretax income	110	113	(3)	(3)
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Pretax income attributable to Ameriprise Financial	$110	$113	$(3)	(3)%

NM Not Meaningful.

Our Protection segment pretax income was $110 million for the three months ended June 30, 2009, down $3 million, or 3%, from $113 million.

Net Revenues

Net revenues increased $18 million, or 4%, from the prior year period due to an increase in net investment income and premiums.

Management and financial advice fees decreased $5 million, or 31%, to $11 million for the three months ended June 30, 2009, primarily driven by lower equity markets.

Net investment income increased $12 million, or 14%, to $97 million for the three months ended June 30, 2009, primarily due to a $9 million increase in investment income earned on fixed maturity securities driven by higher yields on the overall asset portfolio, as well as volume-related increases in investment balances.

Premiums increased $10 million, or 4%, to $254 million for the three months ended June 30, 2009 due to growth in Auto and Home premiums compared to the prior year period driven by higher volumes. Auto and Home policy counts increased 7% period-over-period.

Expenses

Benefits, claims, losses and settlement expenses increased $11 million, or 5%, to $236 million for the three months ended June 30, 2009 primarily due to volume-driven increases in Auto and Home reserves compared to the prior year period.

Corporate & Other

The following table presents the results of operations of our Corporate & Other segment for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Net investment income	$(15)	$12	$(27)	NM
Other revenues	8	2	6	NM
Total revenues	(7)	14	(21)	NM
Banking and deposit interest expense	(2)	—	(2)	NM
Total net revenues	(5)	14	(19)	NM

Expenses
Distribution expenses	1	1	—	—%
Interest and debt expense	28	28	—	—
General and administrative expense	32	31	1	3
Total expenses	61	60	1	2
Pretax loss	(66)	(46)	(20)	(43)
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Pretax loss attributable to Ameriprise Financial	$(66)	$(46)	$(20)	(43)%

NM Not Meaningful.

Our Corporate & Other segment pretax loss for the three months ended June 30, 2009 was $66 million compared to $46 million in the prior year period. Net investment loss in the second quarter of 2009 reflects the transfer priced interest income allocated to the Annuities and Protection segments for maintaining excess liquidity. Other revenues for the three months ended June 30, 2009 included an $8 million gain on the repurchase of certain junior notes.

Consolidated Results of Operations for the Six Months ended June 30, 2009 and 2008

The following table presents our consolidated results of operations for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$1,160	$1,571	$(411)	(26)%
Distribution fees	662	855	(193)	(23)
Net investment income	935	794	141	18
Premiums	535	513	22	4
Other revenues	384	315	69	22
Total revenues	3,676	4,048	(372)	(9)
Banking and deposit interest expense	80	89	(9)	(10)
Total net revenues	3,596	3,959	(363)	(9)

Expenses
Distribution expenses	808	1,038	(230)	(22)
Interest credited to fixed accounts	442	387	55	14
Benefits, claims, losses and settlement expenses	687	598	89	15
Amortization of deferred acquisition costs	161	298	(137)	(46)
Interest and debt expense	54	54	—	—
General and administrative expense	1,195	1,162	33	3
Total expenses	3,347	3,537	(190)	(5)
Pretax income	249	422	(173)	(41)
Income tax provision	46	31	15	48
Net income	203	391	(188)	(48)
Less: Net loss attributable to noncontrolling interests	(22)	(10)	(12)	NM
Net income attributable to Ameriprise Financial	$225	$401	$(176)	(44)%

Supplemental Disclosures:

Net investment income:
Net investment income before impairment losses on securities	$1,001
Total other-than-temporary impairment losses on securities	(50)
Portion of loss recognized in other comprehensive income	(16)
Net impairment losses recognized in net investment income	(66)
Net investment income	$935

NM Not Meaningful.

Overall

Net income attributable to Ameriprise Financial for the six months ended June 30, 2009 was $225 million, down $176 million from $401 million for the prior year period, reflecting the impact of the significant decline in equity markets and the lower short-term interest rate environment. The S&P 500 Index was 919 at the end of the second quarter of 2009 compared to 1,280 at the end of the second quarter of 2008, a drop of 361 points, or 28%. Short-term interest rates declined period over period as the Fed Funds target rate was 0-25 basis points in the first half of 2009 compared to a range of 200-425 basis points in the first half of 2008.

Net Revenues

Net revenues decreased $363 million, or 9%, to $3.6 billion for the six months ended June 30, 2009 compared to $4.0 billion for the prior year period. The decrease in net revenues was driven by lower management and financial advice fees and distribution fees, primarily due to lower asset levels attributable to the decline in equity markets that persisted throughout the period from June 30, 2008 to June 30, 2009, partially offset by growth in fixed annuities.

Management and financial advice fees decreased $411 million, or 26%, to $1.2 billion for the six months ended June 30, 2009 compared to $1.6 billion for the prior year period primarily due to lower asset levels, as well as the negative impact of foreign currency translation. Wrap account assets decreased $12.5 billion, or 14%, compared to the prior year period, primarily due to market depreciation, partially offset by net inflows and an increase in wrap account assets due to the acquisition of H&R Block Financial Advisors, Inc. in the fourth quarter of 2008. Total managed assets excluding wrap account assets decreased $45.0 billion, or 17%, to $214.1 billion as of June 30, 2009 primarily due to net outflows in Domestic and International funds, market depreciation, and the negative impact of changes in foreign currency exchange rates, partially offset by an increase in managed assets due to the acquisition of J. & W. Seligman & Co. (“Seligman”) in the fourth quarter of 2008.

Distribution fees decreased $193 million, or 23%, to $662 million for the six months ended June 30, 2009 compared to $855 million in the prior year period primarily due to lower equity markets and growth in cash and deposit products due to clients’ preference for short-term and fixed income investment products, which resulted in slower sales and flows for other products that generate higher distribution fees.

Net investment income increased $141 million, or 18%, to $935 million for the six months ended June 30, 2009 compared to $794 million in the prior year period, primarily due to $21 million in net realized investment gains for the six months ended June 30, 2009 compared to $51 million in net realized investment losses for the six months ended June 30, 2008 and an increase of $54 million in investment income on fixed maturity securities. For the six months ended June 30, 2009, net realized gains from sales of Available-for-Sale securities were $97 million and other-than-temporary impairments recognized in earnings were $66 million. For the six months ended June 30, 2008, net realized gains from sales of Available-for-Sale securities were $9 million and other-than-temporary impairments recognized in earnings were $60 million. The increase in investment income earned on fixed maturity securities was driven by higher invested asset levels due to fixed annuity net inflows, partially offset by the combination of low short-term interest rates and high liquidity levels.

Premiums increased $22 million, or 4%, to $535 million for the six months ended June 30, 2009 primarily due to growth in Auto and Home premiums compared to the prior year period driven by higher volumes. Auto and Home policy counts increased 7% period-over-period.

Other revenues increased $69 million, or 22%, to $384 million for the six months ended June 30, 2009 compared to $315 million in the prior year period primarily due to a $58 million gain on the repurchase of certain junior notes in the 2009 period.

Banking and deposit interest expense decreased $9 million to $80 million for the six months ended June 30, 2009 compared to $89 million in the prior year period primarily due to lower crediting rates on certificates, partially offset by higher certificate balances.

Expenses

Total expenses decreased $190 million, or 5%, to $3.3 billion for the six months ended June 30, 2009 compared to $3.5 billion for the six months ended June 30, 2008, primarily due to market-driven declines in distribution expenses and continued strong expense controls, partially offset by acquisition related costs and growth in fixed annuity interest credited expense.

Distribution expenses decreased $230 million, or 22%, to $808 million for the six months ended June 30, 2009 compared to $1.0 billion in the prior year period reflecting decreased advisor compensation, primarily due to year-over-year market depreciation on assets. Net revenues per advisor decreased to $121,000 in the first half of 2009 compared to $158,000 in the prior year period and total managed assets decreased $56.2 billion, or 16%, compared to the prior year period.

Interest credited to fixed accounts increased $55 million, or 14%, to $442 million for the six months ended June 30, 2009 compared to $387 million for the six months ended June 30, 2008, primarily due to higher average fixed annuity account balances and higher average rates paid to clients on fixed annuities compared to the prior year period. Average fixed annuities contract accumulation values increased $1.2 billion, or 10%, compared to the prior year period. The average crediting rate excluding capitalized interest increased to 3.9% in the first half of 2009 compared to 3.7% in the same period a year ago.

Benefits, claims, losses and settlement expenses increased $89 million, or 15%, to $687 million for the six months ended June 30, 2009 compared to $598 million for the six months ended June 30, 2008, driven by an increase in expenses from benefits associated with variable annuity death and living benefit guarantees. Benefits, claims, losses and settlement expenses for the first half of 2009 were impacted by $104 million in variable annuity death and living benefit expenses, which included $401 million in expenses from the non-cash impact of the credit default spread on the SFAS 157 valuation of living benefit liabilities. Benefits, claims, losses and settlement expenses in the first half of 2008 included a $5 million expense related to variable annuity guaranteed death and living benefits, of which $23 million of benefit was related to the credit default spread. Benefits, claims, losses and settlement expenses also reflect $13 million in related lower DSIC amortization in the first half of 2009 compared to $1 million in the prior year period.

Amortization of DAC decreased $137 million, or 46%, to $161 million for the six months ended June 30, 2009 compared to $298 million in the prior year period. DAC amortization for the six months ended June 30, 2009 included $60 million in lower DAC amortization offsetting higher variable annuity benefit expenses. The impact of equity and fixed income market performance on policyholder account balances increased DAC amortization by $1 million in the first half of 2009 compared to $34 million in the first half of 2008. Variable annuity amortization decreased in the first half of 2009 compared to the prior year period driven by lower period-over-period account values and associated asset fees.

General and administrative expense increased $33 million, or 3%, to $1.2 billion for the six months ended June 30, 2009. General and administrative expense for the six months ended June 30, 2009 included integration costs and ongoing expenses from acquisitions closed in the fourth quarter of 2008 of $44 million and $132 million, respectively. Excluding these costs, general and administrative expense decreased 12% as a result of expense controls and a positive impact of foreign currency translation, partially offset by increased legal expenses and a provision for a client settlement. The positive impact of foreign currency translation on general and administrative expense partially offset the negative impact of foreign currency translation on management and financial advice fees.

Income Taxes

Our effective tax rate on net income attributable to Ameriprise Financial increased to 18.4% for the six months ended June 30, 2009, compared to 7.4% for the six months ended June 30, 2008. Our effective tax rate for the six months ended June 30, 2008 included $65 million of tax benefits related to changes in the status of current audits and tax planning initiatives.

Results of Operations by Segment for the Six Months ended June 30, 2009 and 2008

The following tables present summary financial information by segment and reconciliation to consolidated totals derived from Note 16 to our Consolidated Financial Statements for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
		Percent		Percent
		Share of		Share of
	2009	Total	2008	Total
	(in millions, except percentages)
Total net revenues
Advice & Wealth Management	$1,517	42%	$1,827	47%
Asset Management	533	15	719	18
Annuities	1,054	29	972	24
Protection	993	28	962	24
Corporate & Other	24	1	23	1
Eliminations	(525)	(15)	(544)	(14)
Total net revenues	$3,596	100%	$3,959	100%

Total expenses
Advice & Wealth Management	$1,581	48%	$1,712	48%
Asset Management	575	17	669	19
Annuities	831	25	853	24
Protection	771	23	747	21
Corporate & Other	114	3	100	3
Eliminations	(525)	(16)	(544)	(15)
Total expenses	$3,347	100%	$3,537	100%

Net loss attributable to noncontrolling interests
Asset Management	$(22)	100%	$(10)	100%

Pretax income (loss) attributable to Ameriprise Financial
Advice & Wealth Management	$(64)	(24)%	$115	27%
Asset Management	(20)	(7)	60	14
Annuities	223	82	119	27
Protection	222	82	215	50
Corporate & Other	(90)	(33)	(77)	(18)
Pretax income attributable to Ameriprise Financial	$271	100%	$432	100%

Advice & Wealth Management

Our Advice & Wealth Management segment provides financial planning and advice, as well as full service brokerage and banking services, primarily to retail clients, through our financial advisors. Our affiliated advisors utilize a diversified selection of both proprietary and non-proprietary products to help clients meet their financial needs.

The following table presents the results of operations of our Advice & Wealth Management segment for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$563	$719	$(156)	(22)%
Distribution fees	854	1,025	(171)	(17)
Net investment income	139	133	6	5
Other revenues	40	39	1	3
Total revenues	1,596	1,916	(320)	(17)
Banking and deposit interest expense	79	89	(10)	(11)
Total net revenues	1,517	1,827	(310)	(17)

Expenses
Distribution expenses	932	1,149	(217)	(19)
General and administrative expense	649	563	86	15
Total expenses	1,581	1,712	(131)	(8)
Pretax income (loss)	(64)	115	(179)	NM
Less: Net loss attributable to noncontrolling interests	—	—	—	—%
Pretax income (loss) attributable to Ameriprise Financial	$(64)	$115	$(179)	NM

NM Not Meaningful.

Our Advice & Wealth Management segment pretax loss was $64 million for the six months ended June 30, 2009 compared to pretax income of $115 million for the six months ended June 30, 2008.

Net Revenues

Net revenues were $1.5 billion for the six months ended June 30, 2009 compared to $1.8 billion in the prior year period, a decrease of $310 million, or 17%, primarily driven by decreases in management and financial advice fees and distribution fees.

Management and financial advice fees decreased $156 million, or 22%, to $563 million for the six months ended June 30, 2009, primarily due to lower asset levels in wrap accounts. Wrap account assets decreased $12.5 billion, or 14%, compared to the prior year period due to market depreciation, partially offset by net inflows and an increase in wrap account assets due to the acquisition of H&R Block Financial Advisors, Inc. in the fourth quarter of 2008. Market depreciation from June 30, 2008 to June 30, 2009 negatively impacted wrap account assets by $18.1 billion, whereas total net inflows during the same period were $3.6 billion. Financial planning fees were lower in the first half of 2009 compared to the prior year period resulting from accelerated financial plan delivery standards in the first half of 2008.

Distribution fees decreased $171 million, or 17%, to $854 million for the six months ended June 30, 2009, primarily due to lower equity markets and growth in cash and deposit products due to clients’ preference for short-term and fixed income investment products, which resulted in slower sales and flows for other products that generate higher distribution fees.

Net investment income increased $6 million, or 5%, to $139 million for the six months ended June 30, 2009. Net realized investment losses were $18 million for the six months ended June 30, 2009 compared to $21 million in the prior year period. Investment income on fixed maturity securities increased $12 million compared to the prior year period primarily due to volume-related increases in invested asset levels. Investment income earned on seed money and other investments decreased $9 million compared to the prior year period.

Banking and deposit interest expense decreased $10 million, or 11%, to $79 million for the six months ended June 30, 2009, due to lower crediting rates accrued on certificates, partially offset by higher certificate balances compared to the prior year period.

Expenses

Total expenses decreased $131 million, or 8%, to $1.6 billion for the six months ended June 30, 2009.

Distribution expenses decreased $217 million, or 19%, to $932 million for the six months ended June 30, 2009, reflecting decreased advisor compensation, primarily due to year-over-year market depreciation on assets. Net revenues per advisor decreased to $121,000 for the six months ended June 30, 2009 compared to $158,000 in the prior year period and total managed assets decreased $56.2 billion, or 16%, compared to the prior year period.

General and administrative expense increased $86 million, or 15%, from the prior year period primarily due to integration costs and ongoing expenses from our acquisition of H&R Block Financial Advisors, Inc. in the fourth quarter of 2008, partially offset by lower expenses due to expense controls.

Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients.

The following table presents the results of operations of our Asset Management segment for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$439	$591	$(152)	(26)%
Distribution fees	101	140	(39)	(28)
Net investment income	7	3	4	NM
Other revenues	(11)	(12)	1	8
Total revenues	536	722	(186)	(26)
Banking and deposit interest expense	3	3	—	—
Total net revenues	533	719	(186)	(26)

Expenses
Distribution expenses	167	229	(62)	(27)
Amortization of deferred acquisition costs	12	13	(1)	(8)
General and administrative expense	396	427	(31)	(7)
Total expenses	575	669	(94)	(14)%
Pretax income (loss)	(42)	50	(92)	NM
Less: Net loss attributable to noncontrolling interests	(22)	(10)	(12)	NM
Pretax income (loss) attributable to Ameriprise Financial	$(20)	$60	$(80)	NM

NM Not Meaningful.

Our Asset Management segment pretax loss attributable to Ameriprise Financial was $20 million for the six months ended June 30, 2009 compared to pretax income attributable to Ameriprise Financial of $60 million in the prior year period.

Net Revenues

Net revenues decreased $186 million, or 26%, to $533 million for the six months ended June 30, 2009, primarily due to declines in management and financial advice fees and distribution fees.

Management and financial advice fees decreased $152 million, or 26%, to $439 million for the six months ended June 30, 2009, primarily driven by market depreciation on assets, net outflows and the negative impact of foreign currency translation. Domestic managed assets decreased $8.4 billion, or 6%, to $134.8 billion as of June 30, 2009 compared to $143.2 billion as of June 30, 2008 due to market depreciation of $14.5 billion and net outflows of $7.0 billion, partially offset by Seligman assets acquired in the fourth quarter of 2008. International managed assets decreased $38.4 billion, or 32%, to $82.5 billion as of June 30, 2009 compared to $120.9 billion as of June 30, 2008 due to market depreciation of $13.2 billion, net outflows of $10.6 billion and a decrease of $20.0 billion related to changes in foreign currency exchange rates, partially offset by an increase in assets acquired.

Distribution fees decreased $39 million, or 28%, to $101 million for the six months ended June 30, 2009, primarily due to lower 12b-1 fees driven by flows and negative market impacts, as well as decreased mutual fund sales volume.

Expenses

Total expenses decreased $94 million, or 14%, to $575 million for the six months ended June 30, 2009, primarily due to decreases in distribution expenses and general and administrative expense.

Distribution expenses decreased $62 million from the prior year period primarily due to decreased mutual fund sales volume.

General and administrative expense decreased $31 million, or 7%, to $396 million for the six months ended June 30, 2009, primarily due to expense controls, lower performance-driven compensation-related expenses and a positive impact of foreign currency translation, partially offset by integration costs and ongoing expenses from our acquisition of Seligman in the fourth quarter of 2008 and an increase in legal expenses. The positive impact of foreign currency translation on general and administrative expense partially offset the negative impact of foreign currency translation on management and financial advice fees.

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

The following table presents the results of operations of our Annuities segment for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$194	$256	$(62)	(24)%
Distribution fees	115	142	(27)	(19)
Net investment income	628	474	154	32
Premiums	47	39	8	21
Other revenues	70	61	9	15
Total revenues	1,054	972	82	8
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,054	972	82	8

Expenses
Distribution expenses	105	92	13	14
Interest credited to fixed accounts	370	316	54	17
Benefits, claims, losses and settlement expenses	222	147	75	51
Amortization of deferred acquisition costs	37	185	(148)	(80)
General and administrative expense	97	113	(16)	(14)
Total expenses	831	853	(22)	(3)
Pretax income	223	119	104	87
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Pretax income attributable to Ameriprise Financial	$223	$119	$104	87%

NM Not Meaningful.

Our Annuities segment pretax income was $223 million for the six months ended June 30, 2009, up $104 million from $119 million in the prior year period.

Net Revenues

Net revenues increased $82 million, or 8%, to $1.1 billion for the six months ended June 30, 2009, primarily driven by an increase in net investment income, partially offset by decreases in management and financial advice fees and distribution fees.

Management and financial advice fees decreased $62 million, or 24%, to $194 million for the six months ended June 30, 2009, due to lower fees on variable annuities. Average variable annuities contract accumulation values decreased $12.8 billion or 26% from the prior year period primarily due to equity market declines, partially offset by net inflows. Clients’ lower risk tolerances and preference for guaranteed returns reduced variable annuity net inflows and increased fixed annuity net inflows.

Distribution fees decreased $27 million, or 19%, to $115 million for the six months ended June 30, 2009, primarily due to lower fees on variable annuities driven by the equity market decline.

Net investment income increased $154 million, or 32%, to $628 million for the six months ended June 30, 2009, primarily due to higher invested asset levels due to fixed annuity net inflows, as well as net realized investment gains of $28 million compared to net realized investment losses of $25 million in the prior year period, including $30 million of other-than-temporary impairments on Available-for-Sale securities.

Premiums increased $8 million to $47 million for the six months ended June 30, 2009, due to higher sales of immediate annuities with life contingencies.

Other revenues increased $9 million to $70 million for the six months ended June 30, 2009, primarily due to an increase in guaranteed benefit rider fees on variable annuities.

Expenses

Total expenses decreased $22 million, or 3%, to $831 million for the six months ended June 30, 2009, primarily due to a decrease in DAC amortization, partially offset by increases in benefits, claims, losses and settlement expenses and interest credited to fixed accounts.

Distribution expenses increased $13 million, or 14%, to $105 million for the six months ended June 30, 2009, primarily due to higher non-deferred distribution-related costs driven by higher sales of fixed annuities.

Interest credited to fixed accounts increased $54 million, or 17%, to $370 million for the six months ended June 30, 2009, primarily driven by higher average fixed annuity balances and higher average crediting rates compared to the prior year period. Interest credited to fixed annuities exclusive of payout annuity interest credited increased 21% in the first half of 2009 compared to the same period a year ago. Average fixed annuities contract accumulation values increased $1.2 billion, or 10%, compared to the prior year period. The average crediting rate excluding capitalized interest increased to 3.9% in the first half of 2009 compared to 3.7% in the same period a year ago. In total, interest credited on payout annuities and the fixed portion of variable annuities increased 9% in the first half of 2009 compared to the prior year period.

Benefits, claims, losses and settlement expenses increased $75 million, or 51%, to $222 million for the six months ended June 30, 2009, due to an increase in expenses from benefits associated with variable annuity death and living benefit guarantees. Benefits, claims, losses and settlement expenses for the first half of 2009 were impacted by $104 million in variable annuity death and living benefit expenses, which included $401 million in expenses from the non-cash impact of the credit default spread on the SFAS 157 valuation of living benefit liabilities. Benefits, claims, losses and settlement expenses in the first half of 2008 included a $5 million expense related to variable annuity guaranteed death and living benefits, of which $23 million of benefit was related to the credit default spread. Benefits, claims, losses and settlement expenses also reflect $13 million in related lower DSIC amortization in the first half of 2009 compared to $1 million in the prior year period.

Amortization of DAC decreased $148 million to $37 million for the six months ended June 30, 2009 compared to $185 million in the prior year period. DAC amortization for the six months ended June 30, 2009 included $60 million in lower DAC amortization offsetting higher variable annuity benefit expenses. The impact of equity and fixed income market performance on policyholder account balances increased DAC amortization by $1 million in the first half of 2009 compared to $31 million in the first half of 2008. Variable annuity amortization decreased in the first half of 2009 compared to the prior year period driven by lower period-over-period account values and associated asset fees.

General and administrative expense decreased $16 million, or 14%, to $97 million for the six months ended June 30, 2009 primarily due to expense controls.

Protection

Our Protection segment offers a variety of protection products to address the identified protection and risk management needs of our retail clients including life, disability income and property-casualty insurance.

The following table presents the results of operations of our Protection segment for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$21	$31	$(10)	(32)%
Distribution fees	48	52	(4)	(8)
Net investment income	197	168	29	17
Premiums	501	489	12	2
Other revenues	226	223	3	1
Total revenues	993	963	30	3
Banking and deposit interest expense	—	1	(1)	(100)
Total net revenues	993	962	31	3

Expenses
Distribution expenses	11	11	—	—
Interest credited to fixed accounts	72	71	1	1
Benefits, claims, losses and settlement expenses	465	451	14	3
Amortization of deferred acquisition costs	112	100	12	12
General and administrative expense	111	114	(3)	(3)
Total expenses	771	747	24	3
Pretax income	222	215	7	3
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Pretax income attributable to Ameriprise Financial	$222	$215	$7	3%

NM Not Meaningful.

Our Protection segment pretax income was $222 million for the six months ended June 30, 2009, up $7 million, or 3%, from $215 million in the prior year period.

Net Revenues

Net revenues increased $31 million, or 3%, to $993 million from the prior year period primarily due to an increase in net investment income and premiums.

Management and financial advice fees decreased $10 million, or 32%, to $21 million for the six months ended June 30, 2009, primarily driven by lower equity markets.

Net investment income increased $29 million, or 17%, to $197 million for the six months ended June 30, 2009, primarily due to net realized investment gains of $7 million in the first half of 2009 compared to net realized investment losses of $4 million in the first half of 2008 and an increase of $11 million in investment income earned on fixed maturity securities compared to the prior year period primarily due to higher yields on the overall asset portfolio, as well as volume-related increases in investment balances.

Premiums increased $12 million, or 2%, to $501 million for the six months ended June 30, 2009 primarily due to growth in Auto and Home premiums compared to the prior year period driven by higher volumes. Auto and Home policy counts increased 7% period-over-period.

Expenses

Total expenses increased $24 million, or 3%, to $771 million for the six months ended June 30, 2009, primarily due to increases in benefits, claims, losses and settlement expenses and amortization of DAC.

Benefits, claims, losses and settlement expenses increased $14 million, or 3%, to $465 million for the six months ended June 30, 2009 primarily due to volume-driven increases in Auto and Home reserves compared to the prior year period.

Amortization of DAC increased $12 million, or 12%, to $112 million for the six months ended June 30, 2009, primarily due to an increase in the variable universal life and disability income lapse rate.

Corporate & Other

The following table presents the results of operations of our Corporate & Other segment for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Net investment income	$(36)	$20	$(56)	NM
Other revenues	59	4	55	NM
Total revenues	23	24	(1)	(4)
Banking and deposit interest expense	(1)	1	(2)	NM
Total net revenues	24	23	1	4

Expenses
Distribution expenses	2	1	1	100
Interest and debt expense	54	54	—	—
General and administrative expense	58	45	13	29
Total expenses	114	100	14	14
Pretax loss	(90)	(77)	(13)	(17)
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Pretax loss attributable to Ameriprise Financial	$(90)	$(77)	$(13)	(17)%

NM Not Meaningful.

Our Corporate & Other segment pretax loss was $90 million for the six months ended June 30, 2009, an increase of $13 million from pretax loss of $77 million in the prior year period.

Net revenues increased $1 million compared to the prior year period, due to an increase in other revenues offset by a decrease in net investment income. Net investment loss for the six months ended June 30, 2009 reflects the transfer priced interest income allocated to the Annuities and Protection segments for maintaining excess liquidity. The increase in other revenues was due to a $58 million gain on the repurchase of certain junior notes in the 2009 period.

Total expenses increased $14 million, or 14%, to $114 million for the six months ended June 30, 2009, due to an increase in general and administrative expense primarily related to legal settlements.

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

The numbers below show our estimates of the pretax impacts on income from these hypothetical market movements, net of hedging, as of June 30, 2009.

	Equity Market Exposure to Pretax Income
Equity Market Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
		(in millions)
Asset-based management and distribution fees	$(121)	N/A	$(121)
DAC and DSIC amortization(1)	(156)	N/A	(156)
Variable annuity riders:
GMDB and GMIB	(69)	N/A	(69)
GMWB	(139)	$170	31
GMAB	(36)	23	(13)
DAC and DSIC amortization(2)	N/A	N/A	(6)
Total variable annuity riders	(244)	193	(57)
Equity indexed annuities	—	—	—
Stock market certificates	6	(6)	—
Total	$(515)	$187	$(334)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
		(in millions)
Asset-based management and distribution fees	$(17)	N/A	$(17)
Variable annuity riders:
GMWB	219	$(370)	(151)
GMAB	46	(23)	23
DAC and DSIC amortization(2)	N/A	N/A	57
Total variable annuity riders	265	(393)	(71)
Fixed annuities, fixed portion of variable annuities and fixed insurance products	—	N/A	—
Flexible savings and other fixed rate savings products	(8)	N/A	(8)
Total	$240	$(393)	$(96)

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

Credit Risk

We are exposed to credit risk within our investment portfolio, including our loan portfolio, and through our derivative and reinsurance activities. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the financial instrument or contract. We consider our total potential credit exposure to each counterparty and its affiliates to ensure compliance with pre-established credit guidelines at the time we enter into a transaction which would potentially increase our credit risk. These guidelines and oversight of credit risk are managed through a comprehensive enterprise risk management program that includes members of senior management.

We manage the risk of credit-related losses in the event of nonperformance by counterparties by applying disciplined fundamental credit analysis and underwriting standards, prudently limiting exposures to lower-quality, higher-yielding investments, and diversifying exposures by issuer, industry, region and underlying investment type. We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

We manage our credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master netting arrangements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Generally, our current credit exposure on over-the-counter derivative contracts is limited to a derivative counterparty’s net positive fair value of derivative contracts after taking into consideration the existence of netting arrangements and any collateral received. This exposure is monitored and managed to an acceptable threshold level.

Because exchange-traded futures are effected through regulated exchanges, and positions are marked to market and generally cash settled on a daily basis, we have minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments.

We manage our credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, we regularly evaluate their financial strength during the terms of the treaties. As of June 30, 2009, our largest reinsurance credit risk is related to a long term care coinsurance treaty with a life insurance subsidiary of Genworth Financial, Inc.

Fair Value Measurements

We report certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives, properties held by our consolidated property funds, and most investments and cash equivalents. SFAS 157 defines fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions. SFAS 157 does not require the use of market prices that are the result of a forced liquidation or distressed sale. We include actual market prices or observable inputs in our fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. We validate prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors.

Inactive Markets

Through our own experience transacting in the marketplace and through discussions with our pricing vendors, we believe that the market for non-agency residential mortgage backed securities is inactive. Indicators of inactive markets include: pricing services’ reliance on brokers or discounted cash flow analyses to provide prices, an increase in the disparity between prices provided by different pricing services for the same security, unreasonably large bid-offer spreads and a significant decrease in the volume of trades relative to historical levels. In certain cases, this market inactivity has resulted in our applying valuation techniques that rely more on an income approach (discounted cash flows using market rates) than on a market approach (prices from pricing services). We consider market observable yields for other asset classes of similar risk which includes nonperformance and liquidity for individual securities to set the discount rate for applying the income approach to certain non-agency residential mortgage backed securities. The discount rates used for the fair value of these securities at June 30, 2009 ranged from 11% to 22%.

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

The following table presents, as of June 30, 2009, our non-agency residential mortgage backed and asset backed securities backed by subprime, Alt-A or prime mortgage loans by credit rating and vintage year (in millions):

	AAA		AA		A		BBB		BB & Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Subprime
2003 & prior	$2	$1	$—	$—	$—	$—	$—	$—	$—	$—	$2	$1
2004	16	13	7	2	—	—	20	16	1	—	44	31
2005	73	67	55	48	5	5	1	1	19	9	153	130
2006	2	2	11	9	—	—	46	40	48	30	107	81
2007	—	—	—	—	—	—	—	—	6	2	6	2
2008	—	—	8	6	—	—	—	—	—	—	8	6
Re-Remic(1)	26	26	—	—	—	—	—	—	—	—	26	26
Total Subprime	$119	$109	$81	$65	$5	$5	$67	$57	$74	$41	$346	$277

Alt-A
2003 & prior	$23	$23	$—	$—	$—	$—	$—	$—	$—	$—	$23	$23
2004	50	36	41	36	25	18	3	1	18	10	137	101
2005	14	9	68	39	39	22	36	21	245	157	402	248
2006	—	—	—	—	21	20	—	—	214	136	235	156
2007	50	28	—	—	—	—	—	—	186	97	236	125
2008	—	—	—	—	—	—	—	—	—	—	—	—
Total Alt-A	$137	$96	$109	$75	$85	$60	$39	$22	$663	$400	$1,033	$653

Prime
2003 & prior	$196	$182	$—	$—	$—	$—	$—	$—	$—	$—	$196	$182
2004	120	99	23	13	19	14	4	2	—	—	166	128
2005	198	148	28	22	16	16	75	48	74	43	391	277
2006	26	25	—	—	11	6	38	36	—	—	75	67
2007	27	27	14	14	16	11	—	—	14	14	71	66
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	2,030	2,079	—	—	—	—	—	—	—	—	2,030	2,079
Total Prime	$2,597	$2,560	$65	$49	$62	$47	$117	$86	$88	$57	$2,929	$2,799

Grand Total	$2,853	$2,765	$255	$189	$152	$112	$223	$165	$825	$498	$4,308	$3,729

(1)    Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement on senior bonds is increased through the Re-Remic process. All senior bonds are rated AAA by Moody’s, S&P, or Fitch. Total exposure to subordinate tranches was de minimus as of June 30, 2009.

Fair Value of Liabilities and Nonperformance Risk

SFAS 157 also requires companies to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2009. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $63 million, net of DAC and DSIC amortization and income taxes, based on June 30, 2009 credit spreads.

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during the six months ended June 30, 2009. At June 30, 2009, we had $4.5 billion in cash and cash equivalents compared to $6.2 billion at December 31, 2008. Excluding collateral received from derivative counterparties, cash and cash equivalents were $4.2 billion and $4.4 billion at June 30, 2009 and December 31, 2008, respectively. We have additional liquidity available through an unsecured revolving credit facility for $750 million that expires in September 2010. Under the terms of the underlying credit agreement, we can increase this facility to $1.0 billion. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this credit facility and had $2 million of outstanding letters of credit at June 30, 2009.

In June 2009, we issued $200 million of 7.75% Senior Notes due 2039 and $300 million of 7.30% Senior Notes due 2019 (collectively, “Senior Notes”). In July 2009, we used the proceeds from the issuance of our Senior Notes to repurchase $450 million aggregate principal amount of our 5.35% Senior Notes due November 15, 2010 pursuant to a cash tender offer. In addition, in June 2009, we received cash of $869 million from the issuance and sale of 36 million shares of our common stock. We plan to use the proceeds from the issuance of our common stock for general corporate purposes, including to support growth initiatives and to take advantage of acquisition opportunities as they become available. In March 2009, our life insurance subsidiary, RiverSource Life, became a member of the Federal Home Loan Bank of Des Moines (“FHLB of Des Moines”), which provides RiverSource Life access to collateralized borrowings. As of June 30, 2009, we had no borrowings from the FHLB of Des Moines. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

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

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
	(in millions)
RiverSource Life(1)(2)	$2,487	$2,722	$ N/A	$551
RiverSource Life of NY(1)(2)	237	229	N/A	58
IDS Property Casualty(1)(3)	447	436	128	124
Ameriprise Insurance Company(1)(3)	48	47	2	2
ACC(4)(5)	289	243	265	264
Threadneedle(6)	244	227	161	140
Ameriprise Bank, FSB(7)	161	113	161	123
AFSI(3)(4)	117	132	1	#
Ameriprise Captive Insurance Company(3)	24	20	16	9
Ameriprise Trust Company(3)	34	35	28	28
AEIS(3)(4)	88	74	4	4
Securities America, Inc.(3)(4)	17	17	#	#
RiverSource Distributors, Inc.(3)(4)	38	41	#	#
RiverSource Fund Distributors, Inc.(3)(4)	8	7	2	1
RiverSource Services, Inc.(3)(4)	1	1	#	#
Ameriprise Advisor Services, Inc.(3)(4)	80	22	6	5

#	Amounts are less than $1 million.
N/A	Not Applicable.
(1)	Actual capital is determined on a statutory basis.
(2)	Regulatory capital requirement is based on the statutory risk-based capital filing as of December 31, 2008.
(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of June 30, 2009 and December 31, 2008.
(4)	Actual capital is determined on an adjusted GAAP basis.
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

In addition to the particular regulations restricting dividend payments and establishing subsidiary capitalization requirements, we take into account the overall health of the business, capital levels and risk management considerations in determining a dividend strategy for payments to our company from our subsidiaries, and in deciding to use cash to make capital contributions to our subsidiaries. During the six months ended June 30, 2009, Ameriprise Financial, Inc. received cash dividends from and made cash contributions to subsidiaries of $18 million and $223 million, respectively. During the six months ended June 30, 2008, Ameriprise Financial, Inc. received cash dividends from and made cash contributions to subsidiaries of $570 million and $35 million, respectively. Of the dividends received during the six months ended June 30, 2008, $400 million came from RiverSource Life.

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

In July 2009, we repurchased $450 million aggregate principal amount of our 5.35% Senior Notes due November 15, 2010 pursuant to a cash tender offer. In the first half of 2009, we extinguished $135 million principal amount of our junior notes and $10 million principal amount of our Senior Notes due 2010. In the future, we may from time to time seek to retire or purchase additional outstanding debt through cash purchases in open market purchases, privately negotiated transactions or otherwise, without prior notice. Such repurchases, if any, will depend upon market conditions and other factors. The amounts involved could be material.

We paid regular quarterly cash dividends to our shareholders totaling $74 million for the six months ended June 30, 2009. On July 23, 2009, our Board of Directors declared a regular quarterly cash dividend of $0.17 per common share. The dividend will be paid on August 17, 2009 to our shareholders of record at the close of business on August 3, 2009.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2009 was $1.6 billion compared to net cash provided by operating activities of $202 million for the six months ended June 30, 2008, a decrease of $1.8 billion. The decrease was primarily driven by a $1.6 billion reduction in collateral held related to derivative instruments during the six months ended June 30, 2009.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.

Net cash used in investing activities for the six months ended June 30, 2009 was $5.3 billion compared to net cash provided by investing activities of $362 million for the six months ended June 30, 2008, a decrease of $5.7 billion. Cash used for purchases of Available-for-Sale securities increased $8.5 billion and proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities increased $2.7 billion compared to the prior year period, resulting in a $5.8 billion decrease to cash.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2009 was $5.0 billion compared to net cash used in financing activities of $1.0 billion for the six months ended June 30, 2008, an increase in cash of $6.0 billion. Cash received from the issuance of our Senior Notes and common stock in June 2009 was $491 million, net of issuance costs, and $869 million, respectively. Net cash received from policyholder and contractholder account values increased $3.5 billion compared to the prior year period primarily due to $2.9 billion in higher net flows of fixed annuities as a result of clients’ increased preference for short-term and fixed income investment products. Cash provided by the change in other banking deposits increased $1.1 billion. Cash used for the repurchase of our common stock decreased $531 million compared to the prior year period due to the temporary suspension of our repurchase program in light of the current market environment. These increases to cash were offset by $87 million of cash used to extinguish certain of our junior notes and Senior Notes due 2010 in the first half of 2009.

Contractual Commitments

There have been no material changes in our contractual obligations disclosed in our 2008 10-K.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements disclosed in our 2008 10-K.

Forward-Looking Statements

This report contains forward-looking statements that reflect management’s plans, estimates and beliefs. Actual results could differ materially from those described in these forward-looking statements. The Company has made various forward-looking statements in this report. Examples of such forward-looking statements include:

•                  statements of the Company’s plans, intentions, expectations, objectives or goals, including those relating to asset flows, mass affluent and affluent client acquisition strategy, client retention, financial advisor retention, recruiting and enrollments, general and administrative costs; consolidated tax rate, and excess capital position;

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

•                  the Company’s capital structure, including indebtedness, limitations on subsidiaries to pay dividends, and the extent, manner, terms and timing of any share or debt repurchases management may effect as well as the opinions of rating agencies and other analysts and the reactions of market participants or the Company’s regulators, advisors, distribution partners or customers in response to any change or prospect of change in any such opinion;

•                  risks of default by issuers or guarantors of investments the Company owns or by counterparties to hedge, derivative, insurance or reinsurance arrangements or by manufacturers of products the Company distributes, experience deviations from the Company’s assumptions regarding such risks, the evaluations or the prospect of changes in evaluations of any such third parties published by rating agencies or other analysts, and the reactions of other market participants or the Company’s regulators, advisors, distribution partners or customers in response to any such evaluation or prospect of changes in evaluation;

•                  experience deviations from the Company’s assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products, or from assumptions regarding market returns assumed in valuing DAC and DSIC or market volatility underlying our valuation and hedging of guaranteed living benefit annuity riders;

•                  changes in capital requirements that may be indicated, required or advised by regulators or rating agencies;

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

Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part 1, Item 1A of our 2008 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2009.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of 2009:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2009
Share repurchase program(1)	—	$—	—	$1,304,819,604
Employee transactions(2)	2,111	$21.07	N/A	N/A
May 1 to May 31, 2009
Share repurchase program(1)	—	$—	—	$1,304,819,604
Employee transactions(2)	803	$28.04	N/A	N/A
June 1 to June 30, 2009
Share repurchase program(1)	—	$—	—	$1,304,819,604
Employee transactions(2)	2,245	$27.23	N/A	N/A
Totals
Share repurchase program	—	$—	—
Employee transactions	5,159	$24.83	N/A
	5,159		—

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

(2)

Restricted shares withheld pursuant to the terms of awards under the amended and restated Ameriprise Financial 2005 Incentive Compensation Plan (the “Plan”) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Plan provides that the value of the shares withheld shall be the average of the high and low prices of common stock of Ameriprise Financial, Inc. on the date the relevant transaction occurs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2009 annual meeting of shareholders was held on April 22, 2009. The holders of 199,255,056 shares of common stock, which represents approximately 87 percent of the outstanding shares entitled to vote as of the record date of February 25, 2009, were represented at the meeting in person or by proxy.

At the meeting, the vote on the election of three Class I directors, each for a term of three years to expire at the 2012 annual meeting or until their successors are elected and qualified, was as follows:

Name	Votes For	Votes Against	Abstentions	Broker Non-Votes
Warren D. Knowlton	170,891,843	20,095,362	267,851	—
Jeffrey Noddle	180,641,285	10,338,925	274,846	—
Robert F. Sharpe, Jr.	166,592,968	24,384,367	277,721	—

At the meeting, the vote on ratification of the Audit Committee’s selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2009 was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
190,587,930	456,876	210,250	—

The directors whose terms continued after the meeting, and the years their terms expire, are as follows:

Class II Directors — Term Expires in 2010	Class III Directors — Term Expires in 2011
James M. Cracchiolo	W. Walker Lewis
H. Jay Sarles	Siri S. Marshall
William H. Turner

Ira D. Hall and Richard F. Powers, III, both of whom were Class I directors, elected not to stand for re-election at the 2009 annual meeting of shareholders.  Therefore, the Board of Directors nominated Warren D. Knowlton and Robert F. Sharpe, Jr., both of whom were previously Class II directors, to stand for election as Class I directors.

ITEM 6.  EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

AMERIPRISE FINANCIAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: August 4, 2009	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date: August 4, 2009	By	/s/ David K. Stewart
David K. Stewart
Senior Vice President and
Controller
(Principal Accounting Officer)

AMERIPRISE FINANCIAL, INC.

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