Form 10-Q
period 2009-09-30
AMERIPRISE FINANCIAL INC
filed 2009-11-03
CIK 820027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2009
Common Stock (par value $.01 per share)	255,003,596 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008
Revenues
Management and financial advice fees	$689	$721		$1,849	$2,292
Distribution fees	367	376		1,029	1,231
Net investment income	542	62		1,477	856
Premiums	276	264		811	777
Other revenues	109	249		493	564
Total revenues	1,983	1,672		5,659	5,720
Banking and deposit interest expense	33	43		113	132
Total net revenues	1,950	1,629		5,546	5,588

Expenses
Distribution expenses	466	461		1,274	1,499
Interest credited to fixed accounts	232	200		674	587
Benefits, claims, losses and settlement expenses	306	196		993	794
Amortization of deferred acquisition costs	(64)	240		97	538
Interest and debt expense	45	27		99	81
General and administrative expense	625	681		1,820	1,843
Total expenses	1,610	1,805		4,957	5,342
Pretax income (loss)	340	(176)		589	246
Income tax provision (benefit)	80	(92)		126	(61)
Net income (loss)	260	(84)		463	307
Less: Net loss attributable to noncontrolling interests	—	(14)		(22)	(24)
Net income (loss) attributable to Ameriprise Financial	$260	$(70)		$485	$331

Earnings (loss) per share attributable to Ameriprise Financial common shareholders
Basic	$1.00	$(0.32)		$2.05	$1.48
Diluted	1.00	(0.32	)(1)	2.04	1.46

Weighted average common shares outstanding
Basic	258.7	219.1		236.6	223.6
Diluted	260.7	221.7		238.0	226.4

Cash dividends paid per common share	$0.17	$0.17		$0.51	$0.47

Supplemental Disclosures:

Net investment income:
Net investment income before impairment losses on securities	$561			$1,562
Total other-than-temporary impairment losses on securities	(18)			(68)
Portion of loss recognized in other comprehensive income	(1)			(17)
Net impairment losses recognized in net investment income	(19)			(85)
Net investment income	$542			$1,477

(1) Diluted shares used in this calculation represent basic shares due to the net loss. Using actual diluted shares would result in anti-dilution.

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Cash and cash equivalents	$3,580	$6,228
Investments	36,847	27,522
Separate account assets	55,576	44,746
Receivables	4,247	3,887
Deferred acquisition costs	4,323	4,383
Restricted and segregated cash	1,822	1,883
Other assets	4,806	6,928
Total assets	$111,201	$95,577

Liabilities and Equity
Liabilities:
Future policy benefits and claims	$31,042	$29,293
Separate account liabilities	55,576	44,746
Customer deposits	9,028	8,229
Debt	2,076	2,027
Accounts payable and accrued expenses	765	887
Other liabilities	3,320	3,928
Total liabilities	101,807	89,110

Equity:
Ameriprise Financial:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 295,679,166 and 256,432,623, respectively)	3	3
Additional paid-in capital	5,699	4,688
Retained earnings	5,091	4,592
Treasury shares, at cost (40,619,335 and 39,921,924 shares, respectively)	(2,021)	(2,012)
Accumulated other comprehensive income (loss), net	277	(1,093)
Total Ameriprise Financial shareholders' equity	9,049	6,178
Noncontrolling interests	345	289
Total equity	9,394	6,467
Total liabilities and equity	$111,201	$95,577

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2009	2008

Cash Flows from Operating Activities
Net income	$463	$307
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Capitalization of deferred acquisition and sales inducement costs	(560)	(543)
Amortization of deferred acquisition and sales inducement costs	95	599
Depreciation, amortization and accretion, net	101	214
Deferred income tax expense (benefit)	103	(187)
Share-based compensation	138	114
Net realized investment gains	(132)	(5)
Other-than-temporary impairments recognized in net investment income and provision for loan losses	107	380
Changes in operating assets and liabilities:
Segregated cash	82	(663)
Trading securities and equity method investments, net	253	115
Future policy benefits and claims, net	294	341
Receivables	(207)	(588)
Brokerage deposits	23	834
Accounts payable and accrued expenses	(128)	(413)
Liability for derivatives collateral held	(1,659)	(102)
Other, net	89	(214)
Net cash (used in) provided by operating activities	(938)	189

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	3,910	316
Maturities, sinking fund payments and calls	4,375	2,864
Purchases	(14,497)	(2,393)
Proceeds from sales and maturities of commercial mortgage loans	235	265
Funding of commercial mortgage loans	(83)	(88)
Proceeds from sales of other investments	47	40
Purchase of other investments	(14)	(345)
Purchase of land, buildings, equipment and software	(56)	(100)
Change in policy loans, net	9	(26)
Change in restricted cash	16	151
Change in consumer banking loans and credit card receivables, net	(107)	(60)
Other, net	—	3
Net cash (used in) provided by investing activities	(6,165)	627

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

(in millions)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	$2,141	$1,813
Maturities, withdrawals and cash surrenders	(2,515)	(1,033)
Change in other banking deposits	1,157	(87)
Policyholder and contractholder account values:
Consideration received	4,386	1,569
Net transfers from separate accounts	174	—
Surrenders and other benefits	(1,587)	(2,223)
Deferred premium options, net	(38)	(40)
Proceeds from issuance of common stock, net of issuance costs	869	—
Proceeds from issuance of debt, net of issuance costs	553	73
Repayments of debt	(550)	(6)
Dividends paid to shareholders	(118)	(105)
Repurchase of common shares	(9)	(636)
Exercise of stock options	1	9
Excess tax benefits from share-based compensation	12	7
Noncontrolling interests investments in subsidiaries	7	108
Distributions to noncontrolling interests	(42)	(33)
Other, net	(2)	(1)
Net cash provided by (used in) financing activities	4,439	(585)

Effect of exchange rate changes on cash	16	(24)
Net increase (decrease) in cash and cash equivalents	(2,648)	207
Cash and cash equivalents at beginning of period	6,228	3,836
Cash and cash equivalents at end of period	$3,580	$4,043

Supplemental Disclosures:
Interest paid on debt	$84	$61
Income taxes paid, net	13	165

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Nine Months Ended September 30, 2009 and 2008

(in millions, except share amounts)

	Ameriprise Financial
						Accumulated
						Other
	Number of		Additional			Comprehensive	Non-
	Outstanding	Common	Paid-In	Retained	Treasury	Income	controlling
	Shares	Shares	Capital	Earnings	Shares	(Loss)	Interests	Total

Balances at January 1, 2008	227,747,843	$3	$4,630	$4,811	$(1,467)	$(167)	$378	$8,188
Change in accounting principle, net	—	—	—	(30)	—	—	—	(30)
Comprehensive income:
Net income (loss)	—	—	—	331	—	—	(24)	307
Other comprehensive loss, net:
Change in net unrealized securities losses	—	—	—	—	—	(778)	—	(778)
Change in net unrealized derivatives losses	—	—	—	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	—	—	(26)	(37)	(63)
Total comprehensive loss								(536)
Dividends paid to shareholders	—	—	—	(105)	—	—	—	(105)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	108	108
Distributions to noncontrolling interests	—	—	—	—	—	—	(33)	(33)
Repurchase of common shares	(13,293,913)	—	—	—	(636)	—	—	(636)
Share-based compensation plans	2,189,349	—	74	(3)	82	—	—	153
Balances at September 30, 2008	216,643,279	$3	$4,704	$5,004	$(2,021)	$(973)	$392	$7,109

Balances at January 1, 2009	216,510,699	$3	$4,688	$4,592	$(2,012)	$(1,093)	$289	$6,467
Change in accounting principle, net	—	—	—	132	—	(132)	—	—
Comprehensive income:
Net income (loss)	—	—	—	485	—	—	(22)	463
Other comprehensive income, net:
Change in net unrealized securities losses	—	—	—	—	—	1,411	—	1,411
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	41	—	41
Change in net unrealized derivative losses	—	—	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	—	—	51	24	75
Total comprehensive income								1,989
Issuance of common stock	36,000,000	—	869	—	—	—	—	869
Dividends paid to shareholders	—	—	—	(118)	—	—	—	(118)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	96	96
Distributions to noncontrolling interests	—	—	—	—	—	—	(42)	(42)
Repurchase of common shares	(697,411)	—	—	—	(9)	—	—	(9)
Share-based compensation plans	3,246,543	—	142	—	—	—	—	142
Balances at September 30, 2009	255,059,831	$3	$5,699	$5,091	$(2,021)	$277	$345	$9,394

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

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications of prior period amounts have been made to conform to the current presentation. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2009.

The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through November 2, 2009, the date the financial statements were issued.

2.  Recent Accounting Pronouncements

Adoption of New Accounting Standards

The Hierarchy of GAAP

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. The Codification supersedes existing nongrandfathered, non-SEC accounting and reporting standards. The Codification did not change GAAP but rather organized it into a hierarchy where all guidance within the Codification carries an equal level of authority. The Codification became effective on July 1, 2009. The Codification did not have a material effect on the Company’s consolidated results of operations and financial condition.

Subsequent Events

In May 2009, the FASB updated the accounting standards on the recognition and disclosure of subsequent events. The standard also requires the disclosure of the date through which subsequent events were evaluated. The standard is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the standard in the second quarter of 2009. The adoption did not have a material effect on the Company’s consolidated results of operations and financial condition.

Fair Value

In April 2009, the FASB updated the accounting standards to provide guidance on estimating the fair value of a financial asset or liability when the trade volume and level of activity for the asset or liability have significantly decreased relative to historical levels. The standard requires entities to disclose the inputs and valuation techniques used to measure fair value and any changes in valuation inputs or techniques. In addition, debt and equity securities as defined by GAAP shall be disclosed by major category. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Company early adopted the standard in the first quarter of 2009. The adoption did not have a material effect on the Company’s consolidated results of operations and financial condition.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In April 2009, the FASB updated the accounting standards to require interim disclosures about the fair value of in-scope financial instruments that are not reported at fair value. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company applied the disclosure requirements of the standard in the first quarter of 2009. See Note 9 for the required disclosures.

In September 2006, the FASB updated the accounting standards to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. The new standard applies under other accounting standards that require or permit fair value measurements. Accordingly, the standard does not require any new fair value measurements. The provisions of the standard are required to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for certain financial instruments as defined in the standard that require retrospective application. Any retrospective application will be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. The Company adopted the standard effective January 1, 2008 and recorded a cumulative effect reduction to the opening balance of retained earnings of $30 million, net of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization and income taxes. This reduction to retained earnings was related to adjusting the fair value of certain derivatives the Company uses to hedge its exposure to market risk related to certain variable annuity riders. Prior to January 1, 2009, the Company recorded these derivatives in accordance with accounting guidance for derivative contracts held for trading purposes and contracts involved in energy trading and risk management activities. The new standard nullifies the previous guidance and requires these derivatives to be marked to the price the Company would receive to sell the derivatives to a market participant (an exit price). The adoption of the standard also resulted in adjustments to the fair value of the Company’s embedded derivative liabilities associated with certain variable annuity riders. Since there is no market for these liabilities, the Company considered the assumptions participants in a hypothetical market would make to determine an exit price. As a result, the Company adjusted the valuation of these liabilities by updating certain policyholder assumptions, adding explicit margins to provide for profit, risk, and expenses, and adjusting the rate used to discount expected cash flows to reflect a current market estimate of the Company’s risk of nonperformance specific to these liabilities. These adjustments resulted in an adoption impact of a $4 million increase in earnings, net of DAC and DSIC amortization and income taxes, at January 1, 2008. The nonperformance risk component of the adjustment is specific to the risk of RiverSource Life Insurance Company (“RiverSource Life”) and RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”) (collectively, “RiverSource Life companies”) not fulfilling these liabilities. As the Company’s estimate of this credit spread widens or tightens, the liability will decrease or increase.

Recognition and Presentation of Other-Than-Temporary Impairment

In April 2009, the FASB updated the accounting standards for the recognition and presentation of other-than-temporary impairments. The standard amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income. The standard requires separate presentation of both the credit and noncredit portions of other-than-temporary impairments on the financial statements and additional disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income (loss). The Company adopted the standard in the first quarter of 2009 and recorded a cumulative effect increase to the opening balance of retained earnings of $132 million, net of DAC and DSIC amortization, certain benefit reserves and income taxes, and a corresponding increase to accumulated other comprehensive loss, net of impacts to DAC and DSIC amortization, certain benefit reserves and income taxes. See Note 3 for the Company’s updated accounting policy and disclosures required by this standard.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

In June 2008, the FASB updated the accounting standards for determining whether instruments granted in share-based payment transactions are participating securities. The standard clarifies that unvested share-based payment awards with nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of earnings per share pursuant to the two-class method. The standard is effective for financial statements issued for periods beginning after December 15, 2008, with early adoption prohibited. The standard requires that all prior-period earnings per share data be adjusted retrospectively to conform with the provisions of the new standard. The Company adopted the new standard as of January 1, 2009. The adoption did not have a material effect on the Company’s earnings per share.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Disclosures about Derivative Instrument and Hedging Activities

In March 2008, the FASB updated the accounting standards for disclosures about derivative instruments and hedging activities. The standard intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity’s financial position, financial performance, and cash flows. The standard requires disclosures regarding the objectives for using derivative instruments, the fair value of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. The standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company applied the new disclosure requirements in the first quarter of 2009. See Note 10 for the required disclosures.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB updated the accounting standards for noncontrolling interests in consolidated financial statements to establish the accounting and reporting for ownership interest in subsidiaries not attributable, directly or indirectly, to a parent. The standard requires noncontrolling (minority) interests to be classified as equity (instead of as a liability) within the consolidated balance sheet, and net income (loss) attributable to both the parent and the noncontrolling interests to be disclosed on the face of the consolidated statement of operations. The standard is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early adoption prohibited. The provisions of the standard are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively to all periods presented. The Company adopted the new standard as of January 1, 2009. The adoption did not have a material effect on the Company’s consolidated results of operations and financial condition.

Future Adoption of New Accounting Standards

Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

In September 2009, the FASB updated the accounting standards to allow for net asset value (“NAV”) to be used as a practical expedient in estimating the fair value of alternative investments without readily determinable fair values. The standard also requires additional disclosure by major category of investment related to restrictions on the investor’s ability to redeem the investment as of the measurement date, unfunded commitments and the investment strategies of the investees. The disclosures are required for all investments within the scope of the standard regardless of whether the fair value of the investment is measured using the NAV or another method.  The standard is effective for interim and annual periods ending after December 15, 2009, with early adoption permitted. The Company does not expect the adoption to have a material effect on its consolidated results of operations and financial condition.

Measuring Liabilities at Fair Value

In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability in a hypothetical transaction where the liability is transferred to a market participant. The standard is effective for the first reporting period, including interim periods, beginning after issuance. The Company does not expect the adoption to have a material effect on the Company’s consolidated results of operations and financial condition.

Consolidation of Variable Interest Entities

In June 2009, the FASB updated the accounting standards related to the consolidation of variable interest entities. The standard amends current consolidation guidance and requires additional disclosures about an enterprise’s involvement in VIEs. The standard is effective for interim and annual reporting periods beginning after November 15, 2009, with early adoption prohibited. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.

Accounting for Transfers of Financial Assets

In June 2009, the FASB updated the accounting standards related to accounting for transfers of financial assets. The standard improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The standard is effective for interim and annual reporting periods beginning after November 15, 2009, with early adoption prohibited, and must be applied to transfers of financial assets occurring on or after the effective date. The adoption of the standard is not expected to have a material effect on the Company’s consolidated results of operations and financial condition.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Employer’s Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB updated the accounting standards to require enhanced disclosure related to postretirement benefit plan assets, including information about inputs and techniques used to determine the fair value of plan assets. The standard is effective for the first fiscal year ending after December 15, 2009, with early adoption permitted. The Company will apply the disclosure requirements of this standard as of December 31, 2009.

3.  Investments

The following is a summary of investments:

	September 30, 2009	December 31, 2008
	(in millions)
Available-for-Sale securities, at fair value	$32,625	$22,873
Commercial mortgage loans, net	2,706	2,887
Trading securities	313	501
Policy loans	719	729
Other investments	484	532
Total	$36,847	$27,522

Available-for-Sale Securities

Effective January 1, 2009, the Company early adopted an accounting standard that significantly changed the Company’s accounting policy regarding the timing and amount of other-than temporary impairments for Available-for-Sale securities as follows. When the fair value of an investment is less than its amortized cost, the Company assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions are met, the Company must recognize an other-than-temporary impairment for the difference between the investment’s amortized cost basis and its fair value through earnings. For securities that do not meet the above criteria, and the Company does not expect to recover a security’s amortized cost basis, the security is considered other-than temporarily impaired. For these securities, the Company separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of impacts to DAC, DSIC, certain benefit reserves and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income. The Company’s Consolidated Statements of Equity present all changes in other comprehensive income associated with Available-for-Sale debt securities that have been other-than-temporarily impaired on a separate line from fair value changes recorded in other comprehensive income from all other securities.

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

Corporate debt securities

Factors the Company considers in determining whether declines in the fair value of fixed maturity securities are other-than-temporary include: (i) the extent to which the market value is below amortized cost; (ii) the duration of time in which there has been a significant decline in value; (iii) fundamental analysis of the liquidity, business prospects and overall financial

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

condition of the issuer; and (iv) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. In order to determine the amount of the credit loss component for corporate debt securities considered other-than-temporarily impaired, a best estimate of the present value of cash flows expected to be collected discounted at the security’s effective interest rate is compared to the amortized cost basis of the security. The significant inputs to cash flow projections consider potential debt restructuring terms, projected cash flows available to pay creditors and the Company’s position in the debtor’s overall capital structure.

Structured investments

For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments), the Company also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management. For the nine months ended September 30, 2009, certain non-agency mortgage backed securities were deemed other-than temporarily impaired. Generally, the credit loss component for the non-agency mortgage backed securities is determined as the amount the amortized cost basis exceeds the present value of the projected cash flows expected to be collected. Significant inputs considered in these projections are consistent with the factors considered in assessing potential other-than-temporary impairment for these investments. Forward interest rates are considered in the cash flow projections and are used to calculate the discount rate used to determine the present value of the expected cash flows when structures are supported by variable rate securities. Current effective interest rates are used to discount cash flows supported by fixed rate securities.

Available-for-Sale securities distributed by type were as follows:

	September 30, 2009
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$15,662	$962	$(137)	$16,487
Residential mortgage backed securities	8,311	236	(498)	8,049
Commercial mortgage backed securities	4,188	208	(23)	4,373
Asset backed securities	1,837	79	(70)	1,846
State and municipal obligations	1,332	46	(56)	1,322
U.S. government and agencies obligations	303	9	—	312
Foreign government bonds and obligations	93	16	—	109
Common and preferred stocks	53	7	(12)	48
Other structured investments	23	32	—	55
Other debt obligations	24	—	—	24
Total	$31,826	$1,595	$(796)	$32,625

	December 31, 2008
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$13,687	$86	$(1,174)	$12,599
Residential mortgage backed securities	5,616	71	(452)	5,235
Commercial mortgage backed securities	2,880	36	(183)	2,733
Asset backed securities	1,055	4	(101)	958
State and municipal obligations	1,024	4	(155)	873
U.S. government and agencies obligations	257	14	—	271
Foreign government bonds and obligations	95	17	(5)	107
Common and preferred stocks	53	6	(22)	37
Other structured investments	31	19	—	50
Other debt obligations	10	—	—	10
Total	$24,708	$257	$(2,092)	$22,873

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

At September 30, 2009 and December 31, 2008, fixed maturity securities comprised approximately 88% and 83%, respectively, of the Company’s total investments. These securities were rated by Moody’s Investors Service (“Moody’s”), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”), except for approximately $1.2 billion of securities at both September 30, 2009 and December 31, 2008, which were rated by the Company’s internal analysts using criteria similar to Moody’s, S&P and Fitch. Ratings on fixed maturity securities are presented using the median of ratings from Moody’s, S&P and Fitch. If only two of the ratings are available, the lower rating is used. A summary of fixed maturity securities by rating was as follows:

	September 30, 2009			December 31, 2008
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$12,892	$13,356	41%	$9,475	$8,988	40%
AA	1,401	1,394	4	1,698	1,571	7
A	4,930	5,085	16	4,689	4,396	19
BBB	10,152	10,755	33	7,299	6,707	29
Below investment grade	2,398	1,987	6	1,494	1,174	5
Total fixed maturities	$31,773	$32,577	100%	$24,655	$22,836	100%

At September 30, 2009 and December 31, 2008, approximately 28% and 45%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of Ameriprise Financial shareholders’ equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2009
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Corporate debt securities	$351	$(5)	$2,157	$(132)	$2,508	$(137)
Residential mortgage backed securities	914	(33)	958	(465)	1,872	(498)
Commercial mortgage backed securities	102	(1)	514	(22)	616	(23)
Asset backed securities	126	(5)	230	(65)	356	(70)
State and municipal obligations	1	—	397	(56)	398	(56)
Foreign government bonds and obligations	—	—	4	—	4	—
Common and preferred stocks	—	—	38	(12)	38	(12)
Total	$1,494	$(44)	$4,298	$(752)	$5,792	$(796)

	December 31, 2008
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Corporate debt securities	$6,250	$(396)	$3,544	$(778)	$9,794	$(1,174)
Residential mortgage backed securities	765	(164)	786	(288)	1,551	(452)
Commercial mortgage backed securities	473	(27)	997	(156)	1,470	(183)
Asset backed securities	373	(52)	231	(49)	604	(101)
State and municipal obligations	438	(64)	295	(91)	733	(155)
U.S. government and agencies obligations	—	—	11	—	11	—
Foreign government bonds and obligations	20	(5)	—	—	20	(5)
Common and preferred stocks	—	—	27	(22)	27	(22)
Total	$8,319	$(708)	$5,891	$(1,384)	$14,210	$(2,092)

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables summarize gross unrealized losses by ratio of fair value to amortized cost:

	September 30, 2009
	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
Ratio of Fair Value	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
to Amortized Cost	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
	(in millions, except number of securities)
95% - 100%	94	$1,335	$(13)	228	$2,174	$(48)	322	$3,509	$(61)
90% - 95%	10	100	(7)	72	574	(47)	82	674	(54)
80% - 90%	5	24	(4)	68	576	(87)	73	600	(91)
Less than 80%	6	35	(20)	145	974	(570)	151	1,009	(590)
Total	115	$1,494	$(44)	513	$4,298	$(752)	628	$5,792	$(796)

	December 31, 2008
	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
Ratio of Fair Value	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
to Amortized Cost	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
	(in millions, except number of securities)
95% - 100%	328	$4,717	$(100)	105	$1,392	$(30)	433	$6,109	$(130)
90% - 95%	169	1,980	(152)	64	1,117	(96)	233	3,097	(248)
80% - 90%	162	974	(156)	124	1,624	(297)	286	2,598	(453)
Less than 80%	108	648	(300)	281	1,758	(961)	389	2,406	(1,261)
Total	767	$8,319	$(708)	574	$5,891	$(1,384)	1,341	$14,210	$(2,092)

As part of the Company’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to changes in credit spreads across sectors. The primary driver of lower unrealized losses in 2009 compared to 2008 was the tightening of credit spreads across sectors. A portion of the decrease in unrealized losses was offset by an increase due to the adoption of a new accounting standard effective January 1, 2009. The Company recorded a cumulative effect increase to the amortized cost of previously other-than-temporarily impaired investments that increased the gross unrealized losses on Available-for-Sale securities by $211 million. This impact is due to the impairment of Available-for-Sale securities recognized in other comprehensive income previously recognized through earnings for factors other than credit.

The following table presents the amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	(in millions)
Beginning balance of credit losses on securities held for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$310	$258
Additional amount related to credit losses for which an other-than-temporary impairment was not previously recognized	—	8
Reductions for securities sold during the period (realized)	(17)	(20)
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	3	50
Ending balance of credit losses on securities held as of September 30 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$296	$296

The change in net unrealized securities losses in other comprehensive income (loss) includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and (iii) other items primarily consisting of adjustments in asset and liability balances, such as DAC, DSIC, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates. As a result of the adoption of a new accounting standard effective January 1, 2009, net unrealized investment gains (losses) arising during the period also includes

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period. Additionally, reclassification of (gains) losses included in net income contains noncredit other-than-temporary impairment losses that were previously unrealized, but have been recognized in current period net income due to their reclassification as credit losses.

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

				Accumulated Other
	Net			Comprehensive Income
	Unrealized			(Loss) Related to Net
	Investment		Deferred	Unrealized Investment
	Gains (Losses)		Income Tax	Gains (Losses)
			(in millions)
Balance at January 1, 2008	$(258)		$90	$(168)
Net unrealized investment losses arising during the period	(1,568)		549	(1,019)
Reclassification of losses included in net income	368		(129)	239
Impact of net unrealized investment gains on DAC, DSIC and benefit reserves	3		(1)	2
Balance at September 30, 2008	$(1,455)		$509	$(946)

Balance at January 1, 2009	$(1,478)		$517	$(961)
Cumulative effect of accounting change	(203	)(1)	71	(132)
Net unrealized investment gains arising during the period	2,892		(1,012)	1,880
Reclassification of gains included in net income	(47)		16	(31)
Impact of net unrealized investment losses on DAC, DSIC, benefit reserves and reinsurance recoverables	(611)		214	(397)
Balance at September 30, 2009	$553		$(194)	$359 (2)

(1)

Amount represents the cumulative effect of adopting a new accounting standard on January 1, 2009, net of DAC and DSIC amortization and certain benefit reserves. See Note 2 for additional information on the adoption impact.

(2)

At September 30, 2009, Accumulated Other Comprehensive Income Related to Net Unrealized Investment Gains included $(91) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Gross realized gains from sales	$56	$4	$165	$15
Gross realized losses from sales	(21)	(8)	(33)	(10)
Impairment losses	(19)	(313)	(85)	(373)

The $19 million of other-than-temporary impairments recognized in net investment income for the three months ended September 30, 2009 were related primarily to the Company’s decision to sell certain corporate debt securities in the banking and finance industries. The $85 million of other-than-temporary impairments recognized in net investment income for the nine months ended September 30, 2009 were related to credit losses on non-agency residential mortgage backed securities, corporate debt securities primarily in the gaming, banking and finance industries and other structured investments.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities by contractual maturity as of September 30, 2009 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,329	$1,348
Due after one year through five years	7,794	8,020
Due after five years through 10 years	4,739	5,027
Due after 10 years	3,552	3,859
	17,414	18,254

Residential mortgage backed securities	8,311	8,049
Commercial mortgage backed securities	4,188	4,373
Asset backed securities	1,837	1,846
Other structured investments	23	55
Common and preferred stocks	53	48
Total	$31,826	$32,625

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments are not due at a single maturity date. As such, these securities, as well as common and preferred stocks, were not included in the maturities distribution.

Trading Securities

Net recognized gains related to trading securities held at September 30, 2009 were $14 million and $33 million, respectively, for the three months and nine months then ended. Net recognized losses related to trading securities held at September 30, 2008 were $30 million and $48 million, respectively, for the three months and nine months then ended.

4.  Deferred Acquisition Costs and Deferred Sales Inducement Costs

During the third quarter of 2009 and 2008, the Company completed the annual detailed review of valuation assumptions for RiverSource Life products. In addition, during the third quarter of 2008, the Company converted to a new industry standard valuation system that provides enhanced modeling capabilities.

The total pretax impacts on the Company’s assets and liabilities attributable to the review of valuation assumptions during the third quarter of 2009 and 2008 and the valuation system conversion during the third quarter of 2008 were as follows:

				Future Policy
			Other	Benefits and	Other
Balance Sheet Impact Debit (Credit)	Receivables	DAC	Assets	Claims	Liabilities	Total
	(in millions)
2009 period	$(65)	$119	$9	$71	$—	$134
2008 period	92	(81)	(5)	95	5	106

The total pretax impacts on the Company’s revenues and expenses attributable to the review of the valuation assumptions for the three and nine months ended September 30, 2009 and 2008 and the valuation system conversion for the three and nine months ended September 30, 2008 were as follows:

				Benefits,
				Claims, Losses
		Other	Distribution	and Settlement	Amortization
Pretax Benefit (Charge)	Premiums	Revenues	Expenses	Expenses	of DAC	Total
	(in millions)
2009 period	$—	$(65)	$—	$80	$119	$134
2008 period	2	95	1	89	(81)	106

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The balances of and changes in DAC were as follows:

	2009	2008
	(in millions)
Balance at January 1	$4,383	$4,408
Cumulative effect of accounting change	—	36
Capitalization of acquisition costs	499	479
Amortization, excluding impacts of valuation assumptions review and valuation system conversion	(216)	(457)
Amortization, impact of valuation assumptions review and valuation system conversion	119	(81)
Impact of change in net unrealized securities losses	(462)	(11)
Balance at September 30	$4,323	$4,374

The balances of and changes in DSIC, included in other assets on the Consolidated Balance Sheets, were as follows:

	2009	2008
	(in millions)
Balance at January 1	$518	$511
Cumulative effect of accounting change	—	9
Capitalization of sales inducement costs	61	64
Amortization, excluding impacts of valuation assumptions review and valuation system conversion	(7)	(55)
Amortization, impact of valuation assumptions review and valuation system conversion	9	(6)
Impact of change in net unrealized securities losses	(67)	—
Balance at September 30	$514	$523

The Company adopted a new accounting standard on the recognition and presentation of other-than-temporary impairments in the first quarter of 2009. The adoption had no net impact to DAC and DSIC.

Effective January 1, 2008, the Company adopted a new accounting standard on fair value measurements and recorded as a cumulative change in accounting principle a pretax increase of $36 million and $9 million to DAC and DSIC, respectively. See Note 2 and Note 9 for additional information regarding the Company’s adoption of fair value accounting standards.

5.  Future Policy Benefits and Claims and Separate Account Liabilities

Future policy benefits and claims consisted of the following:

	September 30, 2009	December 31, 2008
	(in millions)
Fixed annuities	$16,551	$14,058
Equity indexed annuities accumulated host values	183	228
Equity indexed annuities embedded derivatives	13	16
Variable annuities fixed sub-accounts	6,040	5,623
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	468	1,471
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	151	367
Other variable annuity guarantees	16	67
Total annuities	23,422	21,830
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,584	2,526
Other life, disability income and long term care insurance	4,548	4,397
Auto, home and other insurance	373	368
Policy claims and other policyholders’ funds	115	172
Total	$31,042	$29,293

Separate account liabilities consisted of the following:

	September 30, 2009	December 31, 2008
	(in millions)
Variable annuity variable sub-accounts	$46,959	$37,657
VUL insurance variable sub-accounts	5,033	4,091
Other insurance variable sub-accounts	45	39
Threadneedle investment liabilities	3,539	2,959
Total	$55,576	$44,746

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

6.  Variable Annuity and Insurance Guarantees

The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (“GMDB”) provisions. The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings, which are referred to as gain gross-up (“GGU”) benefits. In addition, the Company offers contracts with GMWB provisions. The Company suspended sales of contracts with GMAB provisions June 1, 2009. The Company previously offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions.

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

The following table provides summary information related to all variable annuity guarantees for which the Company has established additional liabilities:

	September 30, 2009				December 31, 2008
		Contract		Weighted		Contract		Weighted
Variable annuity	Total	value in	Net	average	Total	value in	Net	average
guarantees by	contract	separate	amount	attained	contract	separate	amount	attained
benefit type(1)	value	accounts	at risk(2)	age	value	accounts	at risk(2)	age
	(in millions, except age)
GMDB:
Return of Premium	$29,238	$26,816	$1,445	61	$22,249	$20,153	$4,873	61
Six-Year Reset	13,805	11,098	1,185	61	12,719	10,063	2,802	61
One-Year Ratchet	6,883	6,189	1,082	63	5,770	5,061	2,163	62
Five-Year Ratchet	1,197	1,119	56	59	951	888	199	59
Other	566	525	112	67	471	429	192	66
Total — GMDB	$51,689	$45,747	$3,880	61	$42,160	$36,594	$10,229	61

GGU death benefit	$824	$745	$69	63	$699	$619	$65	63

GMIB	$626	$578	$145	63	$567	$511	$245	63

GMWB:
GMWB	$4,110	$3,994	$591	63	$3,513	$3,409	$1,312	63
GMWB for life	13,770	13,189	1,077	63	9,194	8,764	2,704	63
Total — GMWB	$17,880	$17,183	$1,668	63	$12,707	$12,173	$4,016	63

GMAB	$2,813	$2,743	$220	56	$2,006	$1,937	$608	56

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

Changes in additional liabilities were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)

Liability balance at January 1, 2008	$24	$3	$136	$33	$4
Incurred claims	1	3	94	70	4
Paid claims	(7)	—	—	—	(2)
Liability balance at September 30, 2008	$18	$6	$230	$103	$6

Liability balance at January 1, 2009	$55	$12	$1,471	$367	$7
Incurred claims	7	(5)	(1,003)	(216)	5
Paid claims	(53)	—	—	—	—
Liability balance at September 30, 2009	$9	$7	$468	$151	$12

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7.  Customer Deposits

Customer deposits consisted of the following:

	September 30, 2009	December 31, 2008
	(in millions)
Fixed rate certificates	$3,549	$3,909
Stock market based certificates	854	909
Stock market embedded derivative reserve	28	5
Other	60	62
Less: accrued interest classified in other liabilities	(39)	(11)
Total investment certificate reserves	4,452	4,874
Brokerage deposits	2,011	1,988
Banking deposits	2,565	1,367
Total	$9,028	$8,229

8.  Debt

Debt and the stated interest rates were as follows:

	Outstanding Balance		Stated Interest Rate
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008
	(in millions)
Senior notes due 2010	$340	$800	5.4%	5.4%
Senior notes due 2015	700	700	5.7	5.7
Senior notes due 2019	300	—	7.3	—
Senior notes due 2039	200	—	7.8	—
Junior subordinated notes due 2066	322	457	7.5	7.5
Floating rate revolving credit borrowings due 2013	135	64	4.6	3.6
Floating rate revolving credit borrowings due 2014	73	—	5.2	—
Municipal bond inverse floater certificates due 2021	6	6	0.4	2.2
Total	$2,076	$2,027

In July 2009, the Company purchased $450 million aggregate principal amount of its 5.35% senior notes due November 15, 2010, pursuant to a cash tender offer. The tender offer consideration per $1,000 principal amount of these notes accepted for purchase was $1,000, with an early tender payment of $30. Payments for these notes purchased pursuant to the tender offer included accrued and unpaid interest from the last interest payment date to, but not including, the settlement date. The Company also repurchased $10 million of these notes in the second quarter of 2009 in open market transactions.

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

In 2009, the Company extinguished $135 million of its 7.5% junior subordinated notes due June 1, 2066 in open market transactions.

The floating rate revolving credit borrowings due in 2013 and 2014 are non-recourse debt related to certain consolidated property funds. The debt will be extinguished with the cash flows from the sale of the investments held within the partnerships.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

9.  Fair Values of Assets and Liabilities

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability is not exchanged subject to a forced liquidation or distressed sale.

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

Assets

Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of 90 days or less. Actively traded money market funds are measured at their NAV and classified as Level 1. The Company’s remaining cash equivalents are classified as Level 2 and measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.

Investments (Trading Securities and Available-for-Sale Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques such as the present value of cash flows. Level 1 securities include U.S. Treasuries and seed money in funds traded in active markets. Level 2 securities include agency mortgage backed securities, commercial mortgage backed securities, asset backed securities, municipal and corporate bonds, U.S. and foreign government and agency securities, and seed money and other investments in certain hedge funds. Level 3 securities include non-agency residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, and corporate bonds.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Separate Account Assets

The fair value of assets held by separate accounts is determined by the NAV of the funds in which those separate accounts are invested. The NAV represents the exit price for the separate account. Separate account assets are classified as Level 2 as they are traded in principal-to-principal markets with little publicly released pricing information.

Derivatives

Derivatives that are measured using quoted prices in active markets, such as foreign exchange forwards, or derivatives that are exchanged-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include interest rate swaps and options. Derivatives that are valued using pricing models that have significant unobservable inputs are classified as Level 3 measurements. Structured derivatives that are used by the Company to hedge its exposure to market risk related to certain variable annuity riders are classified as Level 3. As of September 30, 2009, the Company had no structured derivatives.

Consolidated Property Funds

The Company records the fair value of the properties held by its consolidated property funds within other assets. The fair value of these assets is determined using discounted cash flows and market comparables. Given the significance of the unobservable inputs to these measurements, the assets are classified as Level 3.

Liabilities

Embedded Derivatives

Variable Annuity Riders – GMAB and GMWB

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$60	$3,224	$—	$3,284
Available-for-Sale securities:
Corporate debt securities	—	15,268	1,219	16,487
Residential mortgage backed securities	—	4,209	3,840	8,049
Commercial mortgage backed securities	—	4,304	69	4,373
Asset backed securities	—	1,493	353	1,846
State and municipal obligations	—	1,322	—	1,322
U.S. government and agencies obligations	65	247	—	312
Foreign government bonds and obligations	—	109	—	109
Common and preferred stocks	—	38	10	48
Other structured investments	—	—	55	55
Other debt obligations	2	22	—	24
Total Available-for-Sale securities	67	27,012	5,546	32,625
Trading securities	106	186	18	310
Separate account assets	—	55,576	—	55,576
Other assets	3	986	476	1,465
Total assets at fair value	$236	$86,984	$6,040	$93,260

Liabilities
Future policy benefits and claims	$—	$13	$610	$623
Customer deposits	—	28	—	28
Other liabilities	1	785	—	786
Total liabilities at fair value	$1	$826	$610	$1,437

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$504	$5,446	$—	$5,950
Available-for-Sale securities:
Corporate debt securities	—	11,479	1,120	12,599
Residential mortgage backed securities	—	4,027	1,208	5,235
Commercial mortgage backed securities	—	2,730	3	2,733
Asset backed securities	—	736	222	958
State and municipal obligations	—	873	—	873
U.S. government and agencies obligations	32	239	—	271
Foreign government bonds and obligations	—	107	—	107
Common and preferred stocks	—	27	10	37
Other structured investments	—	—	50	50
Other debt obligations	—	10	—	10
Total Available-for-Sale securities	32	20,228	2,613	22,873
Trading securities	224	244	30	498
Separate account assets	—	44,746	—	44,746
Other assets	1	2,308	487	2,796
Total assets at fair value	$761	$72,972	$3,130	$76,863

Liabilities
Future policy benefits and claims	$—	$16	$1,832	$1,848
Customer deposits	—	5	—	5
Other liabilities	7	673	—	680
Total liabilities at fair value	$7	$694	$1,832	$2,533

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Total Gains (Losses)			Purchases,
		Included in			Sales,
	Balance,			Other Com-	Issuances	Transfers		Balance,
	July 1,	Net		prehensive	and Settle-	In/(Out) of		September 30,
	2009	Income		Income	ments, Net	Level 3		2009
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,178	$—		$94	$(7)	$(46)		$1,219
Residential mortgage backed securities	3,451	30		148	211	—		3,840
Commercial mortgage backed securities	64	—		5	—	—		69
Asset backed securities	379	5		14	(36)	(9)		353
Common and preferred stocks	10	—		—	—	—		10
Other structured investments	49			7	(1)	—		55
Other debt obligations	—	—		—	—	—		—
Total Available-for-Sale securities	5,131	35	(1)	268	167	(55	)(4)	5,546

Trading securities	23	(1	)(1)	(1)	(3)	—		18
Other assets	342	(10	)(2)	(10)	154	—		476
Future policy benefits and claims	(759)	166	(3)	—	(17)	—		(610)

(1)    Included in net investment income in the Consolidated Statements of Operations.

(2)    Included in other revenues in the Consolidated Statements of Operations.

(3)    Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

(4)    Represents two securities with a fair value of $64 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service and one security with a fair value of $9 million that was transferred to Level 3 as the fair value of the security is now based on broker quotes.

		Total Gains (Losses)			Purchases,
		Included in			Sales,
	Balance,			Other Com-	Issuances	Transfers	Balance,
	July 1,	Net		prehensive	and Settle-	In/(Out) of	September 30,
	2008	Income		Income	ments, Net	Level 3	2008
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,257	$(1)		$(42)	$7	$—	$1,221
Residential mortgage backed securities	1,080	(85)		103	(43)	—	1,055
Commercial mortgage backed securities	4	—		—	(1)	—	3
Asset backed securities	249	(10)		10	(9)	—	240
Common and preferred stocks	10	—		—	—	—	10
Other structured investments	38	1		—	(3)	—	36
Total Available-for-Sale securities	2,638	(95	)(1)	71	(49)	—	2,565

Trading securities	44	(2	)(1)	(5)	—	—	37
Other assets	437	3	(2)	(38)	77	—	479
Future policy benefits and claims	(154)	(159	)(3)	—	(18)	—	(331)
Other liabilities	(4)	(1	)(3)	—	—	—	(5)

(1)    Included in net investment income in the Consolidated Statements of Operations.

(2)    Represents a $21 million gain included in benefits, claims, losses and settlement expenses and a $18 million loss included in other revenues in the Consolidated Statements of Operations.

(3)    Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities held at September 30 for the three months then ended:

	2009			2008
	Net Investment Income	Other Revenue	Benefits, Claims, Losses and Settlement Expenses	Net Investment Income	Other Revenue	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$—	$—	$—	$1	$—	$—
Residential mortgage backed securities	28	—	—	(86)	—	—
Commercial mortgage backed securities	—	—	—	—	—	—
Asset backed securities	3	—	—	(10)	—	—
Other structured investments	—	—	—	—	—	—
Other debt obligations	—	—	—	—	—	—
Total Available-for-Sale securities	31	—	—	(95)	—	—
Trading securities	(1)	—	—	2	—	—
Other assets	—	(12)	—	—	(18)	21
Future policy benefits and claims	—	—	165	—	—	(158)
Other liabilities	—	—	—	—	—	(1)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Total Gains (Losses)			Purchases,
		Included in			Sales,
	Balance,			Other Com-	Issuances	Transfers		Balance,
	January 1,	Net		prehensive	and Settle-	In/(Out) of		September 30,
	2009	Income		Income	ments, Net	Level 3		2009
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,120	$—		$173	$(13)	$(61)		$1,219
Residential mortgage backed securities	1,208	37		63	2,532	—		3,840
Commercial mortgage backed securities	3	—		6	60	—		69
Asset backed securities	222	13		—	127	(9)		353
Common and preferred stocks	10	—		—	—	—		10
Other structured investments	50	(3)		13	(5)	—		55
Other debt obligations	—	—		—	—	—		—
Total Available-for-Sale securities	2,613	47	(1)	255	2,701	(70	)(4)	5,546

Trading securities	30	(6	)(1)	2	(8)	—		18
Other assets	487	(81	)(2)	23	47	—		476
Future policy benefits and claims	(1,832)	1,268	(3)	—	(46)	—		(610)

(1)    Included in net investment income in the Consolidated Statements of Operations.

(2)    Represents a $37 million loss included in benefits, claims, losses and settlement expenses and a $44 million loss included in other revenues in the Consolidated Statements of Operations.

(3)    Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

(4)    Represents three securities with a fair value of $79 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service and one security with a fair value of $9 million that was transferred to Level 3 as the fair value of the security is now based on broker quotes.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

		Total Gains (Losses)			Purchases,
		Included in			Sales,
	Balance,			Other Com-	Issuances	Transfers	Balance,
	January 1,	Net		prehensive	and Settle-	In/(Out) of	September 30,
	2008	Income		Income	ments, Net	Level 3	2008
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,339	$(1)		$(73)	$(44)	$—	$1,221
Residential mortgage backed securities	1,267	(143)		(142)	73	—	1,055
Commercial mortgage backed securities	5	—		—	(2)	—	3
Asset backed securities	242	(9)		(10)	17	—	240
Common and preferred stocks	9	—		1	—	—	10
Other structured investments	46	3		—	(13)	—	36
Total Available-for-Sale securities	2,908	(150	)(1)	(224)	31	—	2,565

Trading securities	44	(2)		(5)	—	—	37
Other assets	629	6	(2)	(37)	(119)	—	479
Future policy benefits and claims	(158)	(125	)(3)	—	(48)	—	(331)
Other Liabilities	—	(1	)(3)	—	(4)	—	(5)

(1)    Included in net investment income in the Consolidated Statements of Operations.

(2)    Represents a $44 million gain included in benefits, claims, losses and settlement expenses and a $38 million loss included in other revenues in the Consolidated Statements of Operations.

(3)    Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities held at September 30 for the nine months then ended:

	2009			2008
	Net Investment Income	Other Revenue	Benefits, Claims, Losses and Settlement Expenses	Net Investment Income	Other Revenue	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$—	$—	$—	$—	$—	$—
Residential mortgage backed securities	15	—	—	(142)	—	—
Commercial mortgage backed securities	—	—	—	—	—	—
Asset backed securities	7	—	—	(9)	—	—
Other structured investments	(3)	—	—	(2)	—	—
Other debt obligations	—	—	—	—	—	—
Total Available-for-Sale securities	19	—	—	(153)	—	—
Trading securities	(1)	—	—	(2)	—	—
Other assets	—	(40)	—	—	(38)	21
Future policy benefits and claims	—	—	1,244	—	—	(123)
Other liabilities	—	—	—	—	—	(1)

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

	September 30, 2009
	Carrying Value	Fair Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,706	$2,616
Policy loans	719	800
Receivables	1,324	1,025
Restricted and segregated cash	1,822	1,822
Other investments and assets	473	496

Financial Liabilities
Future policy benefits and claims	$15,517	$15,429
Investment certificate reserves	4,424	4,424
Banking and brokerage customer deposits	4,576	4,576
Separate account liabilities	3,940	3,940
Debt and other liabilities	2,245	2,224

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

The Company uses derivatives as economic hedges and occasionally holds derivatives designated for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product at September 30, 2009:

Derivatives not designated as hedging instruments	Balance Sheet Location	Asset	Balance Sheet Location	Liability
		(in millions)		(in millions)
Interest rate contracts
GMWB and GMAB	Other assets	$240	Other liabilities	$231
Equity contracts
GMWB and GMAB	Other assets	572	Other liabilities	399
GMDB		—	Other liabilities	1
Equity indexed annuities	Other assets	2		—
Equity indexed annuities embedded derivatives		—	Future policy benefits and claims	13
Stock market certificates	Other assets	152	Other liabilities	124
Stock market certificates embedded derivatives		—	Customer deposits	28
Foreign exchange contracts
Seed money	Other assets	2		—
Other
GMWB and GMAB embedded derivatives(1)		—	Future policy benefits and claims	610
Total		$968		$1,406

(1)	The fair values of GMWB and GMAB embedded derivatives fluctuate primarily based on changes in equity, interest rate and credit markets.

See Note 9 for additional information regarding the Company’s fair value measurement of derivative instruments.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

		Amount of Gain (Loss) on Derivatives Recognized in Income
		Three	Nine
		Months Ended	Months Ended
Derivatives not designated	Location of Gain (Loss) on Derivatives	September 30,	September 30,
as hedging instruments	Recognized in Income	2009	2009
		(in millions)
Interest rate contracts
GMWB and GMAB	Benefits, claims, losses and settlement expenses	$63	$(322)
Interest rate lock commitments	Other revenues	(1)	—
Equity contracts
GMWB and GMAB	Benefits, claims, losses and settlement expenses	(266)	(1,078)
GMDB	Benefits, claims, losses and settlement expenses	(7)	(7)
Equity indexed annuities	Interest credited to fixed accounts	3	1
Equity indexed annuities embedded derivatives	Interest credited to fixed accounts	2	3
Stock market certificates	Banking and deposit interest expense	9	10
Stock market certificates embedded derivatives	Banking and deposit interest expense	(12)	(23)
Seed money	Net investment income	(10)	(10)
Foreign exchange contracts
Seed money	General and administrative expense	3	2
Other
GMWB and GMAB embedded derivatives	Benefits, claims, losses and settlement expenses	149	1,222
Total		$(67)	$(202)

The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate and foreign currency exchange rate risk related to various products and transactions of the Company.

The majority of the Company’s annuity contracts contain GMDB provisions, which may result in a death benefit payable that exceeds the contract accumulation value when market values of customers’ accounts decline. Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of considerations received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions using various equity futures, equity options, total return swaps, interest rate swaptions and interest rate swaps. In the third quarter of 2009, the Company entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written previously in 2009. At September 30, 2009, the gross notional amount of these contracts was $37.2 billion and $75 million for the Company’s GMWB and GMAB provisions and GMDB provisions, respectively. The premium associated with certain of the above options is paid or received semi-annually over the life of the option contract.

The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2009(1)	$(55)	$3
2010	(189)	5
2011	(181)	4
2012	(165)	3
2013	(153)	2
2014-2023	(511)	5

(1) 2009 amounts represent the amounts payable and receivable for the period from October 1, 2009 to December 31, 2009.

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Equity indexed annuities and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to equity indexed annuities and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and occasionally enters into futures contracts. The gross notional amount of these derivative contracts was $1.7 billion at September 30, 2009.

The Company enters into futures and total return swaps to manage its exposure to price risk arising from seed money investments made in proprietary mutual funds. The gross notional amount of these contracts was $195 million at September 30, 2009.

The Company enters into foreign currency forward contracts to hedge its exposure to certain receivables and obligations denominated in non-functional currencies. The gross notional amount of these contracts was $9 million at September 30, 2009.

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

Cash Flow Hedges

The Company has amounts classified in accumulated other comprehensive income related to gains and losses associated with the effective portion of previously designated cash flow hedges. The Company reclassifies these amounts into income as the forecasted transactions impact earnings. During the nine months ended September 30, 2009, the Company held no derivatives that were designated as cash flow hedges. The following table shows the impact of the Company’s previously designated cash flow hedges on the Consolidated Statements of Operations:

	Location of Gain (Loss)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated	Reclassified from Accumulated Other	Three Months Ended	Nine Months Ended
as hedging instruments	Comprehensive Income into Income	September 30, 2009	September 30, 2009
		(in millions)
Cash flow hedges
Interest on debt	Interest and debt expense	$2	$6
Fixed annuity products	Net investment income	(2)	(5)
Total		$—	$1

At September 30, 2009, the Company expects to reclassify $2 million of net pretax gains on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months. The $2 million net pretax gain is made up of an $8 million deferred gain related to interest rate swaps that will be recorded as a reduction to interest and debt expense, partially offset by a $6 million deferred loss related to interest rate swaptions that will be recorded in net investment income. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income are recognized in earnings immediately. No hedge relationships were discontinued during the nine months ended September 30, 2009 due to forecasted transactions no longer expected to occur according to the original hedge strategy.

Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 26 years and relates to forecasted debt interest payments.

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements wherever practical. As of September 30, 2009, the Company held $222 million in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral the Company is obligated to return to counterparties. As of September 30, 2009, the Company’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $68 million.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Certain of the Company’s derivative instruments contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At September 30, 2009, the aggregate fair value of all derivative instruments containing such credit risk features was $75 million. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2009 was $43 million. If the credit risk features of derivative contracts that were in a net liability position at September 30, 2009 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been $32 million.

11.  Income Taxes

The Company’s effective tax rates were 23.7% and 21.5% for the three months and nine months ended September 30, 2009, respectively. The Company’s effective tax rates were 52.5% and (24.9)% for the three months and nine months ended September 30, 2008, respectively. The effective tax rate for the three months ended September 30, 2008 included a $14 million tax benefit from finalizing prior period tax returns. The effective tax rate for the nine months ended September 30, 2008 included $79 million in tax benefits related to changes in the status of current audits and closed audits, tax planning initiatives, and the finalization of prior year tax returns.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, a) future taxable income exclusive of reversing temporary differences and carryforwards, b) future reversals of existing taxable temporary differences, c) taxable income in prior carryback years, and d) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of September 30, 2009 and December 31, 2008.

Included in the Company’s deferred income tax assets are net operating loss carryforwards of $125 million which will expire beginning December 31, 2025 as well as tax credit carryforwards of $144 million which will expire beginning December 31, 2025. The Company also has $20 million of foreign tax credit carryforwards which will expire beginning December 31, 2016.

As of September 30, 2009 and December 31, 2008, the Company had $44 million and $56 million of gross unrecognized tax expense, respectively. If recognized, approximately $81 million and $62 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2009 and December 31, 2008, respectively, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net reduction of $1 million in interest and penalties for the nine months ended September 30, 2009. At September 30, 2009 and December 31, 2008, the Company had a receivable of $14 million and $13 million, respectively, related to accrued interest and penalties.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. However, there are a number of open audits and quantification of a range cannot be made at this time.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”), as part of the overall examination of the American Express Company consolidated return, completed its field examination of the Company’s U.S. income tax returns for 1997 through 2002 during 2008 and completed its field examination of 2003 through 2004 in the third quarter of 2009. However, for federal income tax purposes these years continue to remain open as a consequence of certain issues under appeal.  In the fourth quarter of 2008, the IRS commenced an examination of the Company’s U.S. income tax returns for 2005 through 2007. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2006.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

12.  Contingencies

Owing to prevailing conditions in the credit markets and the isolated defaults of unaffiliated structured investment vehicles (“SIVs”) held in the portfolios of money market funds advised by its RiverSource Investments LLC subsidiary (the “2a-7 Funds”), the Company continues to monitor the net asset value of the 2a-7 Funds and as circumstances warrant from time to time inject capital to one or more of the 2a-7 Funds. Management expects this to have an immaterial impact in subsequent periods. The Company has not provided a formal capital support agreement or net asset value guarantee to any of the 2a-7 Funds.

The Company and its subsidiaries are involved in the normal course of business in legal, regulatory and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of its activities as a diversified financial services firm. These include proceedings specific to the Company as well as proceedings generally applicable to business practices in the industries in which it operates. The Company can also be subject to litigation arising out of its general business activities, such as its investments, contracts, leases and employment relationships. Uncertain economic conditions heightened volatility in the financial markets, such as those which have been experienced for over the past year, and significant regulatory reform proposals may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the financial services industry generally.

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination by, the SEC, Financial Industry Regulatory Authority (“FINRA”), Office of Thrift Supervision (“OTS”), state insurance and securities regulators, state attorneys general and various other governmental and quasi-governmental authorities concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. Pending matters about which the Company has recently received information requests include: sales and product or service features of, or disclosures pertaining to, mutual funds, annuities, equity and fixed income securities, insurance products, brokerage services, financial plans and other advice offerings; supervision of the Company’s financial advisors; supervisory practices in connection with financial advisors’ outside business activities; sales practices and supervision associated with the sale of fixed and variable annuities; the delivery of financial plans and the suitability of particular trading strategies, investments and product selection processes. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

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

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona, and was later transferred to the United States District Court for the District of Minnesota. The plaintiffs alleged that they were investors in several of the Company’s mutual funds and they purported to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940. The plaintiffs alleged that fees allegedly paid to the defendants by the funds for investment advisory and administrative services were excessive. On July 6, 2007, the Court granted the Company’s motion for summary judgment, dismissing all claims with prejudice. Plaintiffs appealed the Court’s decision, and on April 8, 2009, the U.S. Court of Appeals for the Eighth Circuit reversed the district court’s decision, and remanded the case for further proceedings. The Company filed with the United States Supreme Court a Petition for Writ of Certiorari to review the judgment of the Court of Appeals in this case on August 6, 2009.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Relevant to market conditions since the latter part of 2007, a large client claimed a breach of certain contractual investment guidelines. In April 2009, the client presented a formal Request for Arbitration. The parties subsequently submitted to mediation and have agreed to a structure for a comprehensive settlement of the dispute. Subject to ongoing discussions, execution of a definitive settlement agreement is expected before the end of the year.

In July 2009, two issuers of private placement interests (Medical Capital Holdings, Inc./Medical Capital Corporation and affiliated corporations and Provident Shale Royalties, LLC and affiliated corporations) sold by our subsidiary Securities America, Inc. (“SAI”) were placed into receivership, which has resulted in several putative class action lawsuits naming both SAI and Ameriprise Financial as well as related regulatory inquiries. The class actions generally allege violations of state and/or federal securities laws in connection with SAI’s sales of these private placement interests. The actions were commenced in and around September 2009 and are all in their earliest procedural stages.

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

Certain property fund limited partnerships that the Company consolidates have floating rate revolving credit borrowings of $208 million as of September 30, 2009. Certain Threadneedle subsidiaries guarantee the repayment of outstanding borrowings up to the value of the assets of the partnerships. The debt is secured by the assets of the partnerships and there is no recourse to Ameriprise Financial.

14.  Pending Transaction

On September 30, 2009, the Company announced a definitive agreement to acquire the long-term asset management business of Columbia Management. The total consideration to be paid will be between $900 million and $1.2 billion based on net asset flows at Columbia Management before closing. The acquisition is expected to be funded through the use of cash on hand and is expected to close in the spring of 2010, subject to regulatory review and approval.

15.  Earnings per Share Attributable to Ameriprise Financial Common Shareholders

The computations of basic and diluted earnings per share attributable to Ameriprise Financial common shareholders are as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008		2009	2008
	(in millions, except per share amounts)
Numerator:
Net income (loss) attributable to Ameriprise Financial	$260	$(70)		$485	$331
Denominator:
Basic: Weighted-average common shares outstanding	258.7	219.1		236.6	223.6
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.0	2.6		1.4	2.8
Diluted: Weighted-average common shares outstanding	260.7	221.7		238.0	226.4
Earnings (loss) per share attributable to Ameriprise Financial common shareholders:
Basic	$1.00	$(0.32)		$2.05	$1.48
Diluted	1.00	(0.32	)(1)	2.04	1.46

(1)	Diluted shares used in this calculation represent basic shares due to the net loss. Using actual diluted shares would result in anti-dilution.

Basic weighted average common shares for the three months and nine months ended September 30, 2009 included 4.6 million and 4.7 million, respectively, of non-vested restricted stock awards and restricted stock units that are forfeitable but receive nonforfeitable dividends and 3.4 million vested nonforfeitable restricted stock units for both periods. Potentially dilutive securities include nonqualified stock options and other share-based awards. Basic weighted average common shares for the three months and the nine months ended September 30, 2008 included 1.9 million and 2.2 million, respectively, of vested, nonforfeitable restricted stock units and 3.2 million non-vested restricted stock awards and restricted stock units that are forfeitable but receive nonforfeitable dividends for both periods.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company consolidates a VIE for which it is considered the primary beneficiary. The Company had investments of $10 million and non-recourse debt of $6 million on the Consolidated Balance Sheets as of both September 30, 2009 and December 31, 2008, respectively, related to this entity.

The Company has variable interests for which it is not the primary beneficiary and, therefore, does not consolidate. The Company’s maximum exposure to loss as a result of its investment in these entities is limited to its carrying value. The Company has no obligation to provide further financial or other support to the VIEs nor has the Company provided any additional support to the VIEs other than services it is separately compensated for through management agreements. The Company had no liabilities recorded as of September 30, 2009 and December 31, 2008 related to these entities.

The Company is a limited partner in affordable housing partnerships which qualify for government sponsored low income housing tax credit programs. In most cases, the Company has less than 50% interest in the partnerships sharing in benefits and risks with other limited partners in proportion to the Company’s ownership interest. In the limited cases in which the Company has a greater than 50% interest in affordable housing partnerships, it was determined that the relationship with the general partner is an agent relationship and the general partner was most closely related to the partnership as it is the key decision maker and controls the operations. The carrying values of the affordable housing partnerships are reflected in investments and were $33 million and $54 million as of September 30, 2009 and December 31, 2008, respectively.

For the collateralized debt obligations (“CDOs”) managed by the Company, the Company has evaluated its variability in losses and returns considering its investment levels, which are less than 50% of the residual tranches, and the fees received from managing the structures and has determined that consolidation is not required. The carrying values of the CDOs are reflected in investments and were $55 million and $50 million as of September 30, 2009 and December 31, 2008, respectively. The Company manages $6.6 billion of underlying collateral consisting primarily of below investment grade syndicated bank loans within the CDOs.

17.  Segment Information

The Company’s five segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other.

The following is a summary of assets by segment:

	September 30, 2009	December 31, 2008
	(in millions)
Advice & Wealth Management	$11,705	$10,624
Asset Management	6,369	5,363
Annuities	74,850	63,659
Protection	16,520	14,270
Corporate & Other	1,757	1,661
Total assets	$111,201	$95,577

The following is a summary of segment operating results:

	Three Months Ended September 30, 2009
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
	(in millions)
Revenue from external customers	$666	$321	$571	$434	$(9)	$—	$1,983
Intersegment revenue	199	11	20	16	—	(246)	—
Total revenues	865	332	591	450	(9)	(246)	1,983
Banking and deposit interest expense	29	2	—	—	2	—	33
Net revenues	836	330	591	450	(11)	(246)	1,950
Pretax income (loss)	$12	$10	$268	$145	$(95)	$—	340
Income tax provision							80
Net income							260
Less: Net loss attributable to noncontrolling interests							—
Net income attributable to Ameriprise Financial							$260

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended September 30, 2008
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
	(in millions)
Revenue from external customers	$540	$302	$317	$522	$(9)	$—	$1,672
Intersegment revenue	215	5	19	20	—	(259)	—
Total revenues	755	307	336	542	(9)	(259)	1,672
Banking and deposit interest expense	43	2	—	—	—	(2)	43
Net revenues	712	305	336	542	(9)	(257)	1,629
Pretax income (loss)	$(77)	$1	$(34)	$104	$(170)	$—	(176)
Income tax benefit							(92)
Net loss							(84)
Less: Net loss attributable to noncontrolling interests							(14)
Net loss attributable to Ameriprise Financial							$(70)

	Nine Months Ended September 30, 2009
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
	(in millions)
Revenue from external customers	$1,819	$836	$1,593	$1,398	$13	$—	$5,659
Intersegment revenue	642	32	52	45	1	(772)	—
Total revenues	2,461	868	1,645	1,443	14	(772)	5,659
Banking and deposit interest expense	108	5	—	—	1	(1)	113
Net revenues	2,353	863	1,645	1,443	13	(771)	5,546
Pretax income (loss)	$(52)	$(32)	$491	$367	$(185)	$—	589
Income tax provision							126
Net income							463
Less: Net loss attributable to noncontrolling interests							(22)
Net income attributable to Ameriprise Financial							$485

	Nine Months Ended September 30, 2008
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
	(in millions)
Revenue from external customers	$1,999	$1,012	$1,242	$1,457	$10	$—	$5,720
Intersegment revenue	672	17	66	48	5	(808)	—
Total revenues	2,671	1,029	1,308	1,505	15	(808)	5,720
Banking and deposit interest expense	132	5	—	1	1	(7)	132
Net revenues	2,539	1,024	1,308	1,504	14	(801)	5,588
Pretax income (loss)	$38	$51	$85	$319	$(247)	$—	246
Income tax benefit							(61)
Net income							307
Less: Net loss attributable to noncontrolling interests							(24)
Net income attributable to Ameriprise Financial							$331

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

Overview

We are engaged in providing financial planning, products and services that are designed to be utilized as solutions for our clients’ cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs. As of September 30, 2009, we had a network of more than 12,300 financial advisors and registered representatives (“affiliated financial advisors”). In addition to serving clients through our affiliated financial advisors, our asset management, annuity, and auto and home protection products are distributed through third-party advisors and affinity relationships.

We deliver solutions to our clients through an approach focused on building long term personal relationships between our advisors and clients. We offer financial planning and advice that are responsive to our clients’ evolving needs and help them achieve their identified financial goals by recommending actions and a range of product “solutions” consisting of investment, annuities, insurance, banking and other financial products that help them attain over time a return or form of protection while accepting what they determine to be an appropriate range and level of risk. The financial product solutions we offer through our affiliated advisors include both our own products and services and products of other companies. Our financial planning and advisory process is designed to provide comprehensive advice, when appropriate, to address our clients’ cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. We believe that our focus on personal relationships, together with our strengths in financial planning and product development, allows us to better address our clients’ financial needs, including the financial needs of our primary target market segment, the mass affluent and affluent, which we define as households with investable assets of more than $100,000. This focus also puts us in a strong position to capitalize on significant demographic and market trends, which we believe will continue to drive increased demand for our financial planning and other financial services. Deep client-advisor relationships are central to the ability of our business model to succeed through market cycles.

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

It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets. Our financial targets are:

•                  Net revenue growth of 6% to 8%,

•                  Earnings per diluted share growth of 12% to 15%, and

•                  Return on equity of 12% to 15%.

Net revenues for the three months ended September 30, 2009 were $2.0 billion, an increase of $321 million, or 20%, from the prior year period. Revenue growth reflects the year-over-year improvement in net investment income, primarily driven by net investment losses in the prior-year period. Net revenues for the nine months ended September 30, 2009 were $5.5 billion, a decrease of $42 million, or 1%, from the prior year period.

Net income attributable to Ameriprise Financial for the three months ended September 30, 2009 was $260 million compared to a net loss attributable to Ameriprise Financial of $70 million for the three months ended September 30, 2008. Net income attributable to Ameriprise Financial for the nine months ended September 30, 2009 was $485 million, an increase of $154 million from $331 million for the nine months ended September 30, 2008. Earnings per diluted share for the three months ended September 30, 2009 were $1.00, compared to loss per share of $0.32 for the three months ended September 30, 2008. Earnings per diluted share for the nine months ended September 30, 2009 were $2.04, compared to $1.46 for the nine months ended September 30, 2008.

We continue to establish Ameriprise Financial as a financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by our continued leadership in financial planning and our strong corporate foundation. Total advisors increased 8% compared to the third quarter of 2008, reflecting acquisitions, experienced advisor recruiting and continued strong advisor retention rates. Our franchisee advisor and client retention rates were 91% and 93%, respectively, as of September 30, 2009.

On September 30, 2009, we announced a definitive agreement to acquire the long-term asset management business of Columbia Management from an affiliate of Bank of America Corporation. The total consideration to be paid will be between $900 million and $1.2 billion based on net asset flows at Columbia Management before closing and is expected to be funded through the use of cash on hand. The transaction is expected to close in the spring of 2010, subject to regulatory review and approval. Related to the transaction, we incurred $4 million of pretax non-recurring acquisition and integration costs during the three months ended September 30, 2009, and expect to incur between $130 million and $160 million through 2011. These costs include system integration costs, proxy and other regulatory filing costs, employee reduction and retention costs, and investment banking, legal and other acquisition costs.

Critical Accounting Policies

Valuation of Investments

Effective January 1, 2009, we early adopted an accounting standard that significantly changed our accounting policy regarding the timing and amount of other-than temporary impairments for Available-for-Sale securities. For information regarding the changes to our accounting policy, see Note 3 to our Consolidated Financial Statements.

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

The client asset value growth rates are the rates at which variable annuity and variable universal life insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. We typically use a five-year mean reversion process as a guideline in setting near-term equity asset growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near-term growth rate is reviewed to ensure consistency with management’s assessment of anticipated equity market performance. For the nine months ended September 30, 2009, management elected to follow the mean reversion guideline, decreasing near-term equity asset growth rates to reflect the positive market on a year-to-date basis. At recent equity market levels, increasing the annualized equity market return projected during the five-year mean reversion period by 100 basis points reduces DAC amortization and other impacted expenses by $15-$20 million after tax.

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

Our owned, managed and administered assets increased to $439.9 billion at September 30, 2009, a net increase of 12% from September 30, 2008, primarily due to strong product flows, bond market appreciation and our 2008 acquisitions, partially offset by the 9% decline in the S&P 500 Index compared to the prior year period.

Total annuity net inflows in the third quarter of 2009 were $527 million, comprised almost entirely of variable annuity net inflows, compared to $384 million in the prior year period consisting of $568 million in variable annuity net inflows partially offset by $184 million in fixed annuity net outflows. Wrap account net inflows of $2.7 billion and market appreciation in the third quarter of 2009 increased total wrap account assets to $90 billion, a 7% increase compared to the prior year period.

Fixed annuities had total net inflows of $2.0 billion for the nine months ended September 30, 2009 compared to net outflows of $1.1 billion in the prior year period. Variable annuities had net inflows of $1.4 billion for the nine months ended September 30, 2009 compared to $2.2 billion in the prior year period. Wrap account assets had net inflows of $6.8 billion for the nine months ended September 30, 2009 compared to $4.9 billion in the prior year period.

Total Asset Management net inflows were $2.3 billion in the third quarter of 2009, reflecting improved Domestic and International flows, compared to net outflows of $9.6 billion in the prior year period. Domestic managed assets net outflows were $152 million in the third quarter of 2009 compared to $5.5 billion in the prior year period, an improvement of $5.3 billion. The 13% increase in Domestic managed assets compared to the prior year period also reflects market appreciation. International managed assets net inflows were $2.5 billion in the third quarter of 2009 compared to net outflows of $4.2 billion in the prior year period. Market appreciation of international managed assets was $10.8 billion in the third quarter of 2009 compared to market depreciation of $7.2 billion in the prior year period. The negative impact on International managed assets due to changes in foreign currency exchange rates was $2.7 billion in the third quarter of 2009 compared to $12.5 billion in the prior year period.

Total Asset Management net inflows were $2.2 billion for the nine months ended September 30, 2009 compared to net outflows of $19.3 billion for the prior year period. Domestic managed assets net outflows were $402 million for the 2009 period compared to $10.2 billion in the prior year period. Market appreciation also contributed to the 13% increase in Domestic managed assets compared to the prior year period. International managed assets net inflows were $2.6 billion for the nine months ended September 30, 2009 compared to net outflows of $9.2 billion in the prior year period. Market appreciation of International managed assets was $6.8 billion for the 2009 period compared to market depreciation of $17.8 billion in the prior year period. The positive impact on International managed assets due to changes in foreign currency exchange rates was $6.2 billion for the nine months ended September 30, 2009 compared to a negative impact of $12.1 billion in the prior year period.

The following table presents detail regarding our owned, managed and administered assets:

	September 30,
	2009	2008	Change
	(in billions, except percentages)
Owned Assets	$36.0	$34.4	5%
Managed Assets(1):
Domestic	145.8	128.7	13
International	93.7	97.9	(4)
Wrap account assets	89.6	84.1	7
Eliminations(2)	(13.7)	(12.4)	(10)
Total Managed Assets	315.4	298.3	6
Administered Assets	88.5	60.8	46
Total Owned, Managed and Administered Assets	$439.9	$393.5	12%

(1)	Includes managed external client assets and managed owned assets.
(2)	Includes eliminations for RiverSource mutual fund assets included in wrap account assets and RiverSource assets sub-advised by Threadneedle.

Consolidated Results of Operations for the Three Months Ended September 30, 2009 and 2008

The following table presents our consolidated results of operations for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$689	$721	$(32)	(4)%
Distribution fees	367	376	(9)	(2)
Net investment income	542	62	480	NM
Premiums	276	264	12	5
Other revenues	109	249	(140)	(56)
Total revenues	1,983	1,672	311	19
Banking and deposit interest expense	33	43	(10)	(23)
Total net revenues	1,950	1,629	321	20

Expenses
Distribution expenses	466	461	5	1
Interest credited to fixed accounts	232	200	32	16
Benefits, claims, losses and settlement expenses	306	196	110	56
Amortization of deferred acquisition costs	(64)	240	(304)	NM
Interest and debt expense	45	27	18	67
General and administrative expense	625	681	(56)	(8)
Total expenses	1,610	1,805	(195)	(11)
Pretax income (loss)	340	(176)	516	NM
Income tax provision (benefit)	80	(92)	172	NM
Net income (loss)	260	(84)	344	NM
Less: Net loss attributable to noncontrolling interests	—	(14)	14	100
Net income (loss) attributable to Ameriprise Financial	$260	$(70)	$330	NM

Supplemental Disclosures:
Net investment income:
Net investment income before impairment losses on securities	$561
Total other-than-temporary impairment losses on securities	(18)
Portion of loss recognized in other comprehensive income	(1)
Net impairment losses recognized in net investment income	(19)
Net investment income	$542

NM Not Meaningful.

Overall

Net income attributable to Ameriprise Financial for the three months ended September 30, 2009 was $260 million compared to a net loss attributable to Ameriprise Financial of $70 million for the prior year period, primarily due to unfavorable market impacts in the third quarter of 2008. The impact of lower equity markets and the cost of maintaining high liquidity levels in the third quarter of 2009 was substantially offset by growth in spread products and re-engineering benefits.

Our annual review of valuation assumptions for RiverSource Life Insurance Company (“RiverSource Life”) products in the third quarter of 2009 resulted in a net pretax benefit of $134 million, consisting of a decrease in expenses primarily from updating product mortality assumptions for certain life insurance products and from the impact of updating product spreads and expense assumptions, partially offset by a decrease in revenues related to the reinsurance impacts from updating product mortality assumptions. Third quarter 2008 results included a $106 million pretax benefit resulting from our review of valuation assumptions and our conversion to a new industry standard valuation system that provides enhanced modeling capabilities. The review of valuation assumptions in the third quarter of 2008 resulted in a decrease in expenses primarily from updating mortality and expense assumptions for certain life insurance products and from updating fund mix and policyholder behavior assumptions for variable annuities with guaranteed benefits. The valuation system conversion also resulted in an increase in revenue primarily from improved modeling of the expected value of existing reinsurance agreements and a decrease in expense from modeling annuity amortization periods at the individual policy level.

Third quarter 2009 results included a $27 million pretax benefit from the market’s impact on DAC and DSIC for RiverSource Life products compared to a pretax expense of $44 million in the third quarter of 2008.

The total pretax impacts on our revenues and expenses for the third quarter of 2009 attributable to the review of valuation assumptions for RiverSource Life products and the impact of markets were as follows:

				Benefits,
				Claims, Losses
		Other	Distribution	and Settlement	Amortization
Segment Pretax Benefit (Charge)	Premiums	Revenues	Expenses	Expenses	of DAC	Total
	(in millions)
Review of valuation assumptions:
Annuities	$—	$—	$—	$47	$64	$111
Protection	—	(65)	—	33	55	23
Total	$—	$(65)	$—	$80	$119	$134

Market impacts:
Annuities	$—	$—	$—	$4	$22	$26
Protection	—	—	—	—	1	1
Total	$—	$—	$—	$4	$23	$27

The total pretax impacts on our revenues and expenses for the third quarter of 2008 attributable to the review of valuation assumptions for RiverSource Life products, the valuation system conversion and the impact of markets were as follows:

				Benefits,
				Claims, Losses
		Other	Distribution	and Settlement	Amortization
Segment Pretax Benefit (Charge)	Premiums	Revenues	Expenses	Expenses	of DAC	Total
	(in millions)
Review of valuation assumptions and valuation system conversion:
Annuities	$—	$—	$1	$46	$9	$56
Protection	2	95	—	43	(90)	50
Total	$2	$95	$1	$89	$(81)	$106

Market impacts:
Annuities	$—	$—	$—	$(5)	$(35)	$(40)
Protection	—	—	—	—	(4)	(4)
Total	$—	$—	$—	$(5)	$(39)	$(44)

Net Revenues

Net revenues increased $321 million, or 20%, to $2.0 billion for the three months ended September 30, 2009 compared to $1.6 billion for the prior year period. This increase reflects the year-over-year improvement in net investment income, primarily driven by net investment losses in the prior year period. The impact of lower equity markets on fee revenue was more than offset by increased net investment income from growth in spread products and revenues from our 2008 acquisitions.

Management and financial advice fees decreased $32 million, or 4%, to $689 million for the three months ended September 30, 2009 compared to $721 million for the prior year period driven by a 21% decline in the daily average S&P 500 Index on a year-over-year basis. Wrap account assets increased $5.5 billion, or 7%, compared to the prior year period due to net inflows, including an increase in wrap account assets due to the acquisition of H&R Block Financial Advisors, Inc. in the fourth quarter of 2008, partially offset by market depreciation. Total Asset Management account assets increased $12.6 billion, or 6%, compared to the prior year period primarily due to bond market appreciation and an increase in managed assets due to the acquisition of J. & W. Seligman & Co. Incorporated (“Seligman”) in the fourth quarter of 2008, partially offset by net outflows and the impact of changes in foreign currency exchange rates.

Distribution fees decreased $9 million, or 2%, to $367 million for the three months ended September 30, 2009 compared to $376 million in the prior year period primarily due to lower activity levels and lower asset-based fees driven by lower equity markets, partially offset by revenues from our 2008 acquisitions.

Net investment income increased $480 million to $542 million for the three months ended September 30, 2009 compared to $62 million in the prior year period primarily due to an increase of $109 million in investment income on fixed maturity securities and $14 million in net realized investment gains for the third quarter of 2009 compared to $317 million in net realized investment losses for the third quarter of 2008. The increase in investment income earned on fixed maturity securities was driven by higher invested asset levels, primarily from spread product net inflows and higher yields on the longer-term investments in our investment portfolio. In the third quarter of 2009, net realized gains from sales of Available-for-Sale securities were $35 million and other-than-temporary impairments on corporate bonds and previously impaired non-agency residential mortgage-backed securities were $19 million. In the third quarter of 2008, net realized losses from sales of Available-for-Sale securities were $4 million and other-than-temporary impairments were $313 million.

Premiums increased $12 million, or 5%, to $276 million for the three months ended September 30, 2009, primarily due to growth in Auto and Home premiums compared to the prior year period, as the business continues to increase sales through our advisor channel. Auto and Home policy counts increased 8% period-over-period.

Other revenues decreased $140 million, or 56%, to $109 million for the three months ended September 30, 2009 compared to $249 million in the prior year period primarily due to a $65 million negative impact from updating valuation assumptions in the third quarter of 2009 compared to a $95 million benefit from updating valuation assumptions and converting to a new valuation system for RiverSource Life products in the third quarter of 2008. Revenues related to certain consolidated limited partnerships increased $16 million from the prior year period.

Banking and deposit interest expense decreased $10 million, or 23%, to $33 million for the three months ended September 30, 2009 compared to $43 million in the prior year period primarily due to lower crediting rates on certificates and deposit products, partially offset by a 17% year-over-year increase in on-balance sheet deposits.

Expenses

Total expenses decreased $195 million, or 11%, to $1.6 billion for the three months ended September 30, 2009 compared to $1.8 billion for the three months ended September 30, 2008, primarily due to a benefit of $199 million from updating valuation assumptions in the third quarter of 2009 compared to a $9 million benefit from updating valuation assumptions and converting to a new valuation system in the prior year period. Ongoing and integration expenses related to the 2008 acquisitions and higher average crediting rates on fixed accounts compared to the prior year period were offset by the impact of updating valuation assumptions and cost controls.

Distribution expenses increased $5 million, or 1%, to $466 million for the three months ended September 30, 2009 compared to $461 million in the prior year period reflecting our 2008 acquisitions, partially offset by lower activity levels.

Interest credited to fixed accounts increased $32 million, or 16%, to $232 million for the three months ended September 30, 2009 compared to $200 million for the three months ended September 30, 2008, primarily due to higher average fixed annuity account balances and higher average fixed annuity crediting rates compared to the prior year period. Average fixed annuities contract accumulation values increased $2.8 billion, or 24%, compared to the prior year period. The average fixed annuity crediting rate excluding capitalized interest increased to 4.0% in the third quarter of 2009 compared to 3.7% in the same period a year ago.

Benefits, claims, losses and settlement expenses increased $110 million, or 56%, to $306 million for the three months ended September 30, 2009 compared to $196 million for the three months ended September 30, 2008. Benefits, claims, losses and settlement expenses for the third quarter of 2009 were impacted by $52 million in variable annuity death and living benefit expenses, net of hedges and DSIC, which included $116 million in expenses from the non-cash impact of the nonperformance spread on the fair value of living benefit liabilities. Benefits, claims, losses and settlement expenses in the third quarter of 2008 included a $27 million benefit related to variable annuity guaranteed death and living benefits, net of hedges, of which $117 million was related to the nonperformance spread. Benefits, claims, losses and settlement expenses in the third quarter of 2009 included a benefit of $80 million from updating valuation assumptions compared to a benefit of $89 million in the prior year period from updating valuation assumptions and converting to a new valuation system. The increase to benefits, claims, losses and settlement expenses compared to the prior year period was also due to increased auto and home benefits from higher business volumes. The impact of higher policyholder account balances as a result of equity and fixed income market performance in the third quarter of 2009 decreased DSIC amortization by $4 million compared to an expense of $5 million in the third quarter of 2008.

Amortization of DAC was a net benefit of $64 million for the three months ended September 30, 2009 compared to expense of $240 million in the prior year period primarily due to a $119 million benefit from updating valuation assumptions in the third quarter of 2009 compared to an expense of $81 million from updating valuation assumptions and converting to a new valuation system in the prior year period. In addition, DAC amortization for the three months ended September 30, 2009 included a benefit of $53 million offsetting higher variable annuity benefit expenses compared to a $13 million expense for the three months ended September 30, 2008. The impact of higher policyholder account balances as a result of equity and fixed income market performance in the third quarter of 2009 decreased DAC amortization by $23 million compared to an expense of $39 million in the third quarter of 2008.

Interest and debt expense increased $18 million, or 67%, to $45 million for the three months ended September 30, 2009 compared to $27 million in the prior year period primarily due to an expense of $13 million related to the early retirement of $450 million of our 5.35% senior notes due 2010.

General and administrative expense decreased $56 million, or 8%, to $625 million for the three months ended September 30, 2009 compared to $681 million in the prior year period, primarily reflecting re-engineering benefits and cost controls. General and administrative expense in the third quarter of 2009 included integration costs and ongoing expenses from our 2008 acquisitions, as well as $10 million of support costs related to various 2a-7 money market mutual funds managed by our subsidiary, RiverSource Investments, LLC and a $10 million reserve related to a previously disclosed client mediation in the third quarter of 2009. General and administrative expense in the third quarter of 2008 included a $77 million expense related to the mark-to-market of Lehman Brothers securities that we purchased from various 2a-7 money market mutual funds managed by RiverSource Investments, LLC and $36 million in costs related to guaranteeing specific client holdings in an unaffiliated money market mutual fund.

Income Taxes

Our effective tax rate on net income attributable to Ameriprise Financial decreased to 23.7% for the three months ended September 30, 2009, compared to 52.5% for the three months ended September 30, 2008. Our effective tax rate for the third quarter of 2008 reflects a pretax loss in relation to a net tax benefit which included $14 million of tax benefit from finalizing prior year tax returns.

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

Results of Operations by Segment for the Three Months Ended September 30, 2009 and 2008

The following tables present summary financial information by segment and reconciliation to consolidated totals derived from Note 17 to our Consolidated Financial Statements for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
		Percent		Percent
		Share of		Share of
	2009	Total	2008	Total
	(in millions, except percentages)
Total net revenues
Advice & Wealth Management	$836	44%	$712	44%
Asset Management	330	17	305	19
Annuities	591	30	336	21
Protection	450	23	542	33
Corporate & Other	(11)	(1)	(9)	(1)
Eliminations	(246)	(13)	(257)	(16)
Total net revenues	$1,950	100%	$1,629	100%

Total expenses
Advice & Wealth Management	$824	51%	$789	44%
Asset Management	320	20	304	17
Annuities	323	20	370	20
Protection	305	19	438	24
Corporate & Other	84	5	161	9
Eliminations	(246)	(15)	(257)	(14)
Total expenses	$1,610	100%	$1,805	100%

Net loss attributable to noncontrolling interests
Asset Management	$—	100%	$(14)	100%

Pretax income (loss) attributable to Ameriprise Financial
Advice & Wealth Management	$12	3%	$(77)	47%
Asset Management	10	3	15	(9)
Annuities	268	79	(34)	21
Protection	145	43	104	(64)
Corporate & Other	(95)	(28)	(170)	105
Pretax income attributable to Ameriprise Financial	$340	100%	$(162)	100%

Advice & Wealth Management

Our Advice & Wealth Management segment provides financial planning and advice, as well as full service brokerage and banking services, primarily to retail clients, through our financial advisors. Our affiliated advisors utilize a diversified selection of both proprietary and non-proprietary products to help clients meet their financial needs.

The following table presents the results of operations of our Advice & Wealth Management segment for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$319	$328	$(9)	(3)%
Distribution fees	432	457	(25)	(5)
Net investment income (loss)	95	(46)	141	NM
Other revenues	19	16	3	19
Total revenues	865	755	110	15
Banking and deposit interest expense	29	43	(14)	(33)
Total net revenues	836	712	124	17

Expenses
Distribution expenses	508	515	(7)	(1)
General and administrative expense	316	274	42	15
Total expenses	824	789	35	4
Pretax income (loss)	12	(77)	89	NM
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Pretax income (loss) attributable to Ameriprise Financial	$12	$(77)	$89	NM

NM Not Meaningful.

Our Advice & Wealth Management segment pretax income was $12 million for the three months ended September 30, 2009 compared to pretax loss of $77 million for the three months ended September 30, 2008.

Net Revenues

Net revenues were $836 million for the three months ended September 30, 2009 compared to $712 million in the prior year period, an increase of $124 million, or 17%, driven by an increase in net investment income, partially offset by decreases in management and financial advice fees and distribution fees.

Management and financial advice fees decreased $9 million, or 3%, to $319 million for the three months ended September 30, 2009, primarily due to lower equity markets. On a year-over-year basis, the daily average S&P 500 Index decreased 21%. Wrap account assets increased $5.5 billion, or 7%, compared to the prior year period due to net inflows and the acquisition of H&R Block Financial Advisors, Inc. in the fourth quarter of 2008, partially offset by market depreciation. Net inflows from September 30, 2008 to September 30, 2009 positively impacted wrap account assets by $5.7 billion, whereas market depreciation during the same period was $2.2 billion.

Distribution fees decreased $25 million, or 5%, to $432 million for the three months ended September 30, 2009, primarily due to lower equity markets and client activity. Partially offsetting this decrease was a $12 million provision for uncollectible distribution fees recorded in the third quarter of 2008 and revenues from our 2008 acquisitions.

Net investment income was $95 million for the three months ended September 30, 2009 compared to net investment loss of $46 million for the prior year period. Net realized investment gains were $5 million in the third quarter of 2009 compared to net realized investment losses of $118 million for the prior year period due to impairments recorded on non-agency, residential mortgage-backed securities and financial services securities in the third quarter of 2008. Investment income on fixed maturity securities increased $12 million driven by higher invested asset levels, primarily from spread product net inflows and higher yields on the longer-term investments in our investment portfolio.

Banking and deposit interest expense decreased $14 million, or 33%, to $29 million for the three months ended September 30, 2009, due to lower crediting rates on certificates and deposit products, partially offset by a 17% year-over-year increase in on-balance sheet deposits.

Expenses

Total expenses increased $35 million, or 4%, to $824 million for the three months ended September 30, 2009, primarily driven by costs associated with our 2008 acquisition of H&R Block Financial Advisors, Inc.

Distribution expenses decreased $7 million, or 1%, to $508 million for the three months ended September 30, 2009, reflecting lower activity levels.

General and administrative expense increased $42 million, or 15%, from the prior year period due to integration costs and ongoing expenses from our acquisition of H&R Block Financial Advisors, Inc. in the fourth quarter of 2008, partially offset by lower expenses due to expense controls.

Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients.

The following table presents the results of operations of our Asset Management segment for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$270	$268	$2	1%
Distribution fees	55	58	(3)	(5)
Net investment income (loss)	4	(9)	13	NM
Other revenues	3	(10)	13	NM
Total revenues	332	307	25	8
Banking and deposit interest expense	2	2	—	—
Total net revenues	330	305	25	8

Expenses
Distribution expenses	97	101	(4)	(4)
Amortization of deferred acquisition costs	5	6	(1)	(17)
General and administrative expense	218	197	21	11
Total expenses	320	304	16	5
Pretax income	10	1	9	NM
Less: Net loss attributable to noncontrolling interests	—	(14)	14	100
Pretax income attributable to Ameriprise Financial	$10	$15	$(5)	(33)%

NM Not Meaningful.

Our Asset Management segment pretax income attributable to Ameriprise Financial was $10 million for the three months ended September 30, 2009 compared to $15 million in the prior year period.

Net Revenues

Net revenues increased $25 million, or 8%, to $330 million for the three months ended September 30, 2009, primarily due to increases in net investment income and other revenues.

Management and financial advice fees increased $2 million, or 1%, to $270 million for the three months ended September 30, 2009, driven by an increase in managed assets primarily due to our 2008 acquisitions, partially offset by the 21% year-over-year decline in the daily average S&P 500 Index and the negative impact of foreign currency translation. Total Asset Management account assets increased $12.6 billion, or 6%, compared to the prior year period primarily due to bond market appreciation and an increase in managed assets due to the acquisition of J. & W. Seligman & Co. (“Seligman”) in the fourth quarter of 2008, partially offset by net outflows and the impact of changes in foreign currency exchange rates.

Distribution fees decreased $3 million, or 5%, to $55 million for the three months ended September 30, 2009, primarily due to lower 12b-1 fees driven by lower average assets.

Net investment income was $4 million for the three months ended September 30, 2009 compared to net investment loss of $9 million for the prior year period primarily due to losses related to mark-to-market adjustments on seed money investments in the third quarter of 2008.

Other revenues increased $13 million to $3 million for the three months ended September 30, 2009 due to an increase of $16 million in revenues related to certain consolidated limited partnerships compared to the prior year period.

Expenses

Total expenses increased $16 million, or 5%, to $320 million for the three months ended September 30, 2009, primarily due to costs associated with our 2008 acquisition of Seligman.

Distribution expenses decreased $4 million from the prior year period primarily due to decreased mutual fund sales volume.

General and administrative expense increased $21 million, or 11%, to $218 million for the three months ended September 30, 2009, primarily due to integration costs and ongoing expenses from our acquisition of Seligman in the fourth quarter of 2008 and a $10 million reserve related to a previously disclosed client mediation in the third quarter of 2009, partially offset by a positive impact of foreign currency translation. The positive impact of foreign currency translation on general and administrative expense partially offset the negative impact of foreign currency translation on management and financial advice fees.

Annuities

Our Annuities segment provides variable and fixed annuity products of RiverSource Life and RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”), collectively RiverSource Life companies, to our retail clients primarily through our Advice & Wealth Management segment and to the retail clients of unaffiliated advisors through third-party distribution.

The following table presents the results of operations of our Annuities segment for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$118	$124	$(6)	(5)%
Distribution fees	64	71	(7)	(10)
Net investment income	343	86	257	NM
Premiums	25	21	4	19
Other revenues	41	34	7	21
Total revenues	591	336	255	76
Banking and deposit interest expense	—	—	—	—
Total net revenues	591	336	255	76

Expenses
Distribution expenses	49	50	(1)	(2)
Interest credited to fixed accounts	196	163	33	20
Benefits, claims, losses and settlement expenses	93	9	84	NM
Amortization of deferred acquisition costs	(64)	96	(160)	NM
General and administrative expense	49	52	(3)	(6)
Total expenses	323	370	(47)	(13)
Pretax income (loss)	268	(34)	302	NM
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Pretax income (loss) attributable to Ameriprise Financial	$268	$(34)	$302	NM

NM Not Meaningful.

Our Annuities segment pretax income was $268 million for the three months ended September 30, 2009 compared to a pretax loss of $34 million in the prior year period.

Net Revenues

Net revenues increased $255 million, or 76%, to $591 million for the three months ended September 30, 2009, primarily driven by an increase in net investment income.

Management and financial advice fees decreased $6 million, or 5%, to $118 million due to lower fees on variable annuities. Average variable annuities contract accumulation values decreased $3.8 billion or 8% from the prior year period primarily due to equity market declines, partially offset by net inflows.

Distribution fees decreased $7 million, or 10%, to $64 million for the three months ended September 30, 2009, primarily due to lower fees on variable annuities.

Net investment income increased $257 million to $343 million for the three months ended September 30, 2009, primarily due to an increase of $92 million in investment income on fixed maturity securities compared to the prior year period and net realized investment losses of $156 million in the third quarter of 2008 primarily due to impairments of financial services securities. The increase in investment income on fixed maturity securities was driven by higher invested asset levels primarily due to fixed and variable annuity net inflows and higher yields on the longer-term investments in our investment portfolio.

Other revenues increased $7 million, or 21%, to $41 million for the three months ended September 30, 2009, primarily due to an increase in our guaranteed benefit rider fees on variable annuities.

Expenses

Total expenses decreased $47 million, or 13%, to $323 million for the three months ended September 30, 2009, primarily due to our annual review of valuation assumptions for RiverSource Life products, partially offset by growth in fixed annuity interest credited expense and market impacts on variable annuity guarantees.

Interest credited to fixed accounts increased $33 million, or 20%, to $196 million for the three months ended September 30, 2009, primarily driven by higher average fixed annuity account balances and higher average fixed annuity crediting rates compared to the prior year period. Average fixed annuities contract accumulation values increased $2.8 billion, or 24%, compared to the prior year period. The average fixed annuity crediting rate excluding capitalized interest increased to 4.0% in the third quarter of 2009 compared to 3.7% in the same period a year ago.

Benefits, claims, losses and settlement expenses increased $84 million to $93 million for the three months ended September 30, 2009 compared to $9 million in the prior year period. Benefits, claims, losses and settlement expenses for the third quarter of 2009 were impacted by $52 million in variable annuity death and living benefit expenses, net of hedges and DSIC, which included $116 million in expenses from the non-cash impact of the nonperformance spread on the fair value of living benefit liabilities. Benefits, claims, losses and settlement expenses in the third quarter of 2008 included a $27 million benefit related to variable annuity guaranteed death and living benefits, net of hedges, of which $117 million was related to the nonperformance spread. Benefits, claims, losses and settlement expenses in the third quarter of 2009 included a benefit of $47 million from updating valuation assumptions compared to a benefit of $46 million in the prior year period from updating valuation assumptions and converting to a new valuation system. The impact of higher policyholder account balances as a result of equity and fixed income market performance in the third quarter of 2009 decreased DSIC amortization by $4 million compared to an expense of $5 million in the third quarter of 2008.

Amortization of DAC was a net benefit of $64 million for the three months ended September 30, 2009 compared to expense of $96 million in the prior year period primarily due to a $64 million benefit from updating valuation assumptions in the third quarter of 2009 compared to a $9 million benefit from updating valuation assumptions and converting to a new valuation system in the prior year period. In addition, DAC amortization for the three months ended September 30, 2009 included a benefit of $53 million offsetting higher variable annuity benefit expenses compared to a $13 million expense for the three months ended September 30, 2008. The impact of higher policyholder account balances as a result of equity and fixed income market performance in the third quarter of 2009 decreased DAC amortization by $22 million compared to an expense of $35 million in the third quarter of 2008.

Protection

Our Protection segment offers a variety of protection products to address the identified protection and risk management needs of our retail clients including life, disability income and property-casualty insurance.

The following table presents the results of operations of our Protection segment for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$13	$14	$(1)	(7)%
Distribution fees	24	26	(2)	(8)
Net investment income	112	42	70	NM
Premiums	257	251	6	2
Other revenues	44	209	(165)	(79)
Total revenues	450	542	(92)	(17)
Banking and deposit interest expense	—	—	—	—
Total net revenues	450	542	(92)	(17)

Expenses
Distribution expenses	4	4	—	—
Interest credited to fixed accounts	36	37	(1)	(3)
Benefits, claims, losses and settlement expenses	213	187	26	14
Amortization of deferred acquisition costs	(5)	138	(143)	NM
General and administrative expense	57	72	(15)	(21)
Total expenses	305	438	(133)	(30)
Pretax income	145	104	41	39
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Pretax income attributable to Ameriprise Financial	$145	$104	$41	39%

NM Not Meaningful.

Our Protection segment pretax income was $145 million for the three months ended September 30, 2009, an increase of $41 million, or 39%, from $104 million in the prior year period.

Net Revenues

Net revenues decreased $92 million, or 17%, from the prior year period due to a decrease in other revenues, partially offset by an increase in net investment income.

Net investment income increased $70 million to $112 million for the three months ended September 30, 2009, primarily due to net realized investment gains on Available-for-Sale securities of $7 million for the third quarter of 2009 compared to net realized investment losses on Available-for-Sale securities of $44 million for the prior year period related to impairments of financial services securities. In addition, investment income earned on fixed maturity securities increased $17 million compared to the prior year period driven by higher yields on the longer-term investments in our investment portfolio.

Premiums increased $6 million, or 2%, to $257 million for the three months ended September 30, 2009, primarily due to growth in Auto and Home premiums compared to the prior year period, as the business continues to increase sales through our advisor channel. Auto and Home policy counts increased 8% period-over-period.

Other revenues decreased $165 million, or 79%, to $44 million for the three months ended September 30, 2009, due to a $65 million expense from updating valuation assumptions in the third quarter of 2009 compared to a $95 million benefit from updating valuation assumptions and converting to a new valuation system for RiverSource Life products in the third quarter of 2008.

Expenses

Benefits, claims, losses and settlement expenses increased $26 million, or 14%, to $213 million for the three months ended September 30, 2009, primarily due to volume-driven increases in Auto and Home reserves compared to the prior year period and a $33 million benefit from updating valuation assumptions in the third quarter of 2009 compared to a $43 million benefit from updating valuation assumptions and implementing a new valuation system in the third quarter of 2008.

Amortization of DAC decreased $143 million to a benefit of $5 million for the three months ended September 30, 2009 compared to an expense of $138 million for the three months ended September 30, 2008, primarily due to a benefit of $55 million from updating valuation assumptions in the third quarter of 2009 compared to an expense of $90 million from updating valuation assumptions and converting to a new valuation system in the prior year period.

General and administrative expense decreased $15 million, or 21%, to $57 million for the three months ended September 30, 2009, primarily due to the write-off of certain capitalized software costs in the third quarter of 2008 and lower premium taxes compared to the prior year period.

Corporate & Other

The following table presents the results of operations of our Corporate & Other segment for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Net investment loss	$(11)	$(9)	$(2)	(22)%
Other revenues	2	—	2	NM
Total revenues	(9)	(9)	—	—
Banking and deposit interest expense	2	—	2	NM
Total net revenues	(11)	(9)	(2)	(22)

Expenses
Interest and debt expense	45	27	18	67
General and administrative expense	39	134	(95)	(71)
Total expenses	84	161	(77)	(48)
Pretax loss	(95)	(170)	75	44
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Pretax loss attributable to Ameriprise Financial	$(95)	$(170)	$75	44%

NM Not Meaningful.

Our Corporate & Other segment pretax loss for the three months ended September 30, 2009 was $95 million compared to $170 million in the prior year period. Interest and debt expense for the three months ended September 30, 2009 included a $13 million expense related to the early retirement of $450 million of our 5.35% senior notes due 2010. General and administrative expense for the third quarter of 2009 included $10 million of support costs of various 2a-7 money market mutual funds managed by our subsidiary, RiverSource Investments, LLC, as well as $4 million of one-time costs associated with our acquisition of Columbia Management. General and administrative expense for the third quarter of 2008 included $77 million related to the mark-to-market of Lehman Brothers securities that we purchased from various 2a-7 money market mutual funds managed by our subsidiary, RiverSource Investments, LLC and $36 million for the cost of guaranteeing specific client holdings in an unaffiliated money market mutual fund.

Consolidated Results of Operations for the Nine Months Ended September 30, 2009 and 2008

The following table presents our consolidated results of operations for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$1,849	$2,292	$(443)	(19)%
Distribution fees	1,029	1,231	(202)	(16)
Net investment income	1,477	856	621	73
Premiums	811	777	34	4
Other revenues	493	564	(71)	(13)
Total revenues	5,659	5,720	(61)	(1)
Banking and deposit interest expense	113	132	(19)	(14)
Total net revenues	5,546	5,588	(42)	(1)

Expenses
Distribution expenses	1,274	1,499	(225)	(15)
Interest credited to fixed accounts	674	587	87	15
Benefits, claims, losses and settlement expenses	993	794	199	25
Amortization of deferred acquisition costs	97	538	(441)	(82)
Interest and debt expense	99	81	18	22
General and administrative expense	1,820	1,843	(23)	(1)
Total expenses	4,957	5,342	(385)	(7)
Pretax income	589	246	343	NM
Income tax provision (benefit)	126	(61)	187	NM
Net income	463	307	156	51
Less: Net loss attributable to noncontrolling interests	(22)	(24)	2	8
Net income attributable to Ameriprise Financial	$485	$331	$154	47%

Supplemental Disclosures:

Net investment income:
Net investment income before impairment losses on securities	$1,562
Total other-than-temporary impairment losses on securities	(68)
Portion of loss recognized in other comprehensive income	(17)
Net impairment losses recognized in net investment income	(85)
Net investment income	$1,477

NM Not Meaningful.

Overall

Net income attributable to Ameriprise Financial for the nine months ended September 30, 2009 was $485 million, up $154 million, or 47%, from $331 million for the prior year period. Results for the 2009 period reflect the impacts from a 32% decline in the daily average S&P 500 Index on a period-over-period basis, the costs of integrating our 2008 acquisitions and the ongoing operating expenses of those acquisitions offset by re-engineering expense savings and cost controls, net realized gains on sales of Available-for-Sale securities and an increase in investment income on fixed maturity securities. Results for the 2008 period were impacted by market dislocation in the third quarter of 2008, including pretax net realized investment losses and money market support costs. Asset-based fee revenues in the 2009 period were negatively impacted by the period-over-period market declines, partially offset by a decrease in distribution expenses. The market performance in the 2009 period had a favorable impact to DAC and DSIC amortization and an unfavorable impact to variable annuity death and living benefits, net of hedges, DAC and DSIC amortization. The market performance in the 2008 period had a negative impact to DAC and DSIC amortization and a favorable impact to variable annuity death and living benefits, net of hedges and DAC amortization.

Our annual review of valuation assumptions for RiverSource Life products in the third quarter of 2009 resulted in a net pretax benefit of $134 million compared to a net pretax benefit of $106 million in the prior year period resulting from our review of valuation assumptions and our conversion to a new industry standard valuation system that provides enhanced modeling capabilities.

Net Revenues

Net revenues decreased $42 million, or 1%, to $5.5 billion for the nine months ended September 30, 2009 compared to $5.6 billion for the prior year period. The decrease in net revenues was driven by lower management and financial advice fees and distribution fees, primarily due to lower average asset levels attributable to the decline in equity markets, and the impact of updating valuation assumptions, partially offset by an increase in net investment income and revenues from our 2008 acquisitions.

Management and financial advice fees decreased $443 million, or 19%, to $1.8 billion for the nine months ended September 30, 2009 compared to $2.3 billion for the prior year period driven by a 32% decline in the daily average S&P 500 Index on a period-over-period basis, as well as the negative impact of foreign currency translation. Wrap account assets increased $5.5 billion, or 7%, compared to the prior year period due to net inflows, including an increase in wrap account assets due to the acquisition of H&R Block Financial Advisors, Inc. in the fourth quarter of 2008, partially offset by market depreciation. Total Asset Management account assets increased $12.6 billion, or 6%, compared to the prior year period primarily due to bond market appreciation and an increase in managed assets due to the acquisition of J. & W. Seligman & Co. (“Seligman”) in the fourth quarter of 2008, partially offset by net outflows and the impact of changes in foreign currency exchange rates.

Distribution fees decreased $202 million, or 16%, to $1.0 billion for the nine months ended September 30, 2009 compared to $1.2 billion in the prior year period primarily due to lower activity levels and lower asset-based fees driven by lower equity markets, partially offset by revenues from our 2008 acquisitions.

Net investment income increased $621 million, or 73%, to $1.5 billion for the nine months ended September 30, 2009 compared to $856 million in the prior year period, primarily due to $35 million in net realized investment gains for the nine months ended September 30, 2009 compared to $368 million in net realized investment losses for the nine months ended September 30, 2008 and an increase of $163 million in investment income on fixed maturity securities. For the nine months ended September 30, 2009, net realized gains from sales of Available-for-Sale securities were $132 million and other-than-temporary impairments recognized in earnings were $85 million. For the nine months ended September 30, 2008, net realized gains from sales of Available-for-Sale securities were $5 million and other-than-temporary impairments recognized in earnings were $373 million. The increase in investment income earned on fixed maturity securities was driven by higher invested asset levels, primarily from spread product net inflows and higher yields on the longer-term investments in our investment portfolio.

Premiums increased $34 million, or 4%, to $811 million for the nine months ended September 30, 2009 primarily due to growth in Auto and Home premiums compared to the prior year period driven by higher volumes. Auto and Home policy counts increased 8% period-over-period.

Other revenues decreased $71 million, or 13%, to $493 million for the nine months ended September 30, 2009 compared to $564 million in the prior year period primarily due to a $65 million negative impact from updating valuation assumptions in the third quarter of 2009 compared to a $95 million benefit from updating valuation assumptions and converting to a new valuation system for RiverSource Life products in the third quarter of 2008, partially offset by a $58 million gain on the repurchase of $135 million of our 7.5% junior subordinated notes due 2066, an increase in our guaranteed benefit rider fees on variable annuities and an increase in revenues related to certain consolidated limited partnerships.

Banking and deposit interest expense decreased $19 million, or 14%, to $113 million for the nine months ended September 30, 2009 compared to $132 million in the prior year period primarily due to lower crediting rates on certificates and deposit products, partially offset by a 17% year-over-year increase in on-balance sheet deposits.

Expenses

Total expenses decreased $385 million, or 7%, to $5.0 billion for the nine months ended September 30, 2009 compared to $5.3 billion for the nine months ended September 30, 2008. The decrease in expenses was primarily due to a decrease in distribution expenses, the impact of updating valuation assumptions and cost controls, partially offset by ongoing and integration expenses related to our 2008 acquisitions and higher interest credited to fixed accounts compared to the prior year period.

Distribution expenses decreased $225 million, or 15%, to $1.3 billion for the nine months ended September 30, 2009 compared to $1.5 billion in the prior year period reflecting lower equity markets and activity levels, partially offset by our 2008 acquisitions.

Interest credited to fixed accounts increased $87 million, or 15%, to $674 million for the nine months ended September 30, 2009 compared to $587 million for the nine months ended September 30, 2008, primarily due to higher average fixed annuity account balances and higher average fixed annuity crediting rates compared to the prior year period. Average fixed annuities contract accumulation values increased $1.8 billion, or 15%, compared to the prior year period. The average fixed annuity crediting rate excluding capitalized interest increased to 4.0% in the 2009 period compared to 3.7% in the prior year period.

Benefits, claims, losses and settlement expenses increased $199 million, or 25%, to $993 million for the nine months ended September 30, 2009 compared to $794 million for the prior year period, primarily driven by an increase in expenses from variable annuity living benefit guarantees. Benefits, claims, losses and settlement expenses in the 2009 period were impacted by $136 million in variable annuity living benefit expenses, net of hedges and DSIC, which included $517 million in expenses from the non-cash impact of the nonperformance spread on the fair value of living benefit liabilities. Benefits, claims, losses and settlement expenses in the 2008 period included a $32 million benefit related to variable annuity guaranteed living benefits, net of hedges, of which $140 million was related to the nonperformance spread. Benefits, claims, losses and settlement expenses in the 2009 period included a benefit of $80 million from updating valuation assumptions compared to a benefit of $89 million in the prior year period from updating valuation assumptions and converting to a new valuation system. The increase to benefits, claims, losses and settlement expenses compared to the prior year period was also due to increased auto and home benefits from higher business volumes. The impact of higher policyholder account balances as a result of equity and fixed income market performance in the 2009 period decreased DSIC amortization by $4 million compared to an expense of $9 million in the prior year period.

Amortization of DAC decreased $441 million, or 82%, to $97 million for the nine months ended September 30, 2009 compared to $538 million in the prior year period. DAC amortization for the 2009 period included a $119 million benefit from updating valuation assumptions in the third quarter of 2009 compared to an expense of $81 million from updating valuation assumptions and converting to a new valuation system in the prior year period. In addition, DAC amortization for the 2009 period included a benefit of $113 million offsetting higher variable annuity benefit expenses compared to a $15 million expense for the prior year period. The impact of higher policyholder account balances as a result of equity and fixed income market performance in the 2009 period decreased DAC amortization by $22 million compared to an expense of $73 million in the prior year period.

General and administrative expense decreased $23 million, or 1%, to $1.8 billion for the nine months ended September 30, 2009. General and administrative expense for the 2009 period included re-engineering saves offset by integration costs of $76 million and ongoing costs from our 2008 acquisitions, as well as support costs related to various 2a-7 money market funds managed by our subsidiary, RiverSource Investments, LLC and an increase in legal expenses. General and administrative expense for the 2008 period included a $77 million expense related to the mark-to-market of Lehman Brothers securities that we purchased from various 2a-7 money market mutual funds managed by RiverSource Investments, LLC and $36 million in costs related to guaranteeing specific client holdings in an unaffiliated money market mutual fund. The positive impact of foreign currency translation on general and administrative expense in the 2009 period partially offset the negative impact of foreign currency translation on management and financial advice fees.

Income Taxes

Our effective tax rate on net income attributable to Ameriprise Financial increased to 21.5% for the nine months ended September 30, 2009, compared to (24.9)% for the nine months ended September 30, 2008. Our effective tax rate for the nine months ended September 30, 2008 reflects the level of pretax income relative to tax advantaged items and $79 million in tax benefits related to changes in the status of current audits and closed audits, tax planning initiatives, and the finalization of prior year tax returns.

Results of Operations by Segment for the Nine Months Ended September 30, 2009 and 2008

The following tables present summary financial information by segment and reconciliation to consolidated totals derived from Note 17 to our Consolidated Financial Statements for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
		Percent		Percent
		Share of		Share of
	2009	Total	2008	Total
	(in millions, except percentages)
Total net revenues
Advice & Wealth Management	$2,353	42%	$2,539	46%
Asset Management	863	16	1,024	18
Annuities	1,645	30	1,308	23
Protection	1,443	26	1,504	27
Corporate & Other	13	—	14	—
Eliminations	(771)	(14)	(801)	(14)
Total net revenues	$5,546	100%	$5,588	100%

Total expenses
Advice & Wealth Management	$2,405	49%	$2,501	47%
Asset Management	895	18	973	18
Annuities	1,154	23	1,223	23
Protection	1,076	22	1,185	22
Corporate & Other	198	4	261	5
Eliminations	(771)	(16)	(801)	(15)
Total expenses	$4,957	100%	$5,342	100%

Net loss attributable to noncontrolling interests
Asset Management	$(22)	100%	$(24)	100%

Pretax income (loss) attributable to Ameriprise Financial
Advice & Wealth Management	$(52)	(8)%	$38	14%
Asset Management	(10)	(2)	75	28
Annuities	491	80	85	31
Protection	367	60	319	118
Corporate & Other	(185)	(30)	(247)	(91)
Pretax income attributable to Ameriprise Financial	$611	100%	$270	100%

Advice & Wealth Management

Our Advice & Wealth Management segment provides financial planning and advice, as well as full service brokerage and banking services, primarily to retail clients, through our financial advisors. Our affiliated advisors utilize a diversified selection of both proprietary and non-proprietary products to help clients meet their financial needs.

The following table presents the results of operations of our Advice & Wealth Management segment for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$882	$1,047	$(165)	(16)%
Distribution fees	1,286	1,482	(196)	(13)
Net investment income	234	87	147	NM
Other revenues	59	55	4	7
Total revenues	2,461	2,671	(210)	(8)
Banking and deposit interest expense	108	132	(24)	(18)
Total net revenues	2,353	2,539	(186)	(7)

Expenses
Distribution expenses	1,440	1,664	(224)	(13)
General and administrative expense	965	837	128	15
Total expenses	2,405	2,501	(96)	(4)
Pretax income (loss)	(52)	38	(90)	NM
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Pretax income (loss) attributable to Ameriprise Financial	$(52)	$38	$(90)	NM

NM Not Meaningful.

Our Advice & Wealth Management segment pretax loss was $52 million for the nine months ended September 30, 2009 compared to pretax income of $38 million for the nine months ended September 30, 2008.

Net Revenues

Net revenues were $2.4 billion for the nine months ended September 30, 2009 compared to $2.5 billion in the prior year period, a decrease of $186 million, or 7%, primarily driven by decreases in management and financial advice fees and distribution fees, partially offset by an increase in net investment income.

Management and financial advice fees decreased $165 million, or 16%, to $882 million for the nine months ended September 30, 2009, driven by a 32% decline in the daily average S&P 500 Index on a period-over-period basis. Wrap account assets increased $5.5 billion, or 7%, compared to the prior year period due to net inflows, including an increase in wrap account assets due to the acquisition of H&R Block Financial Advisors, Inc. in the fourth quarter of 2008, partially offset by market depreciation. Financial planning fees were lower for the nine months ended September 30, 2009 compared to the prior year period resulting from accelerated financial plan delivery standards in the 2008 period.

Distribution fees decreased $196 million, or 13%, to $1.3 billion for the nine months ended September 30, 2009, primarily due to lower activity levels and lower asset-based fees driven by lower equity markets, partially offset by revenues from our 2008 acquisitions.

Net investment income increased $147 million to $234 million for the nine months ended September 30, 2009. Net realized investment losses were $13 million in the 2009 period compared to $139 million for the prior year period due to impairments recorded on non-agency, residential mortgage-backed securities and financial services securities. Investment income on fixed maturity securities increased $24 million driven by higher invested asset levels, primarily from spread product net inflows and higher yields on the longer-term investments in our investment portfolio.

Banking and deposit interest expense decreased $24 million, or 18%, to $108 million for the nine months ended September 30, 2009, due to lower crediting rates on certificates and deposit products, partially offset by a 17% period-over-period increase in on-balance sheet deposits.

Expenses

Total expenses decreased $96 million, or 4%, to $2.4 billion for the nine months ended September 30, 2009, due to a decrease in distribution expenses partially offset by an increase in general and administrative expense.

Distribution expenses decreased $224 million, or 13%, to $1.4 billion for the nine months ended September 30, 2009, reflecting lower equity markets and activity levels, partially offset by our 2008 acquisitions.

General and administrative expense increased $128 million, or 15%, from the prior year period primarily due to integration costs and ongoing expenses from our acquisition of H&R Block Financial Advisors, Inc. in the fourth quarter of 2008, partially offset by lower expenses due to expense controls.

Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients.

The following table presents the results of operations of our Asset Management segment for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$709	$859	$(150)	(17)%
Distribution fees	156	198	(42)	(21)
Net investment income (loss)	11	(6)	17	NM
Other revenues	(8)	(22)	14	64
Total revenues	868	1,029	(161)	(16)
Banking and deposit interest expense	5	5	—	—
Total net revenues	863	1,024	(161)	(16)

Expenses
Distribution expenses	264	330	(66)	(20)
Amortization of deferred acquisition costs	17	19	(2)	(11)
General and administrative expense	614	624	(10)	(2)
Total expenses	895	973	(78)	(8)
Pretax income (loss)	(32)	51	(83)	NM
Less: Net loss attributable to noncontrolling interests	(22)	(24)	2	8
Pretax income (loss) attributable to Ameriprise Financial	$(10)	$75	$(85)	NM

NM Not Meaningful.

Our Asset Management segment pretax loss attributable to Ameriprise Financial was $10 million for the nine months ended September 30, 2009 compared to pretax income attributable to Ameriprise Financial of $75 million in the prior year period.

Net Revenues

Net revenues decreased $161 million, or 16%, to $863 million for the nine months ended September 30, 2009, primarily due to declines in management and financial advice fees and distribution fees.

Management and financial advice fees decreased $150 million, or 17%, to $709 million for the nine months ended September 30, 2009, driven by a 32% decline in the daily average S&P 500 Index on a period-over-period basis, as well as the negative impact of foreign currency translation. Total Asset Management account assets increased $12.6 billion, or 6%, compared to the prior year period primarily due to bond market appreciation and an increase in managed assets due to the acquisition of J. & W. Seligman & Co. (“Seligman”) in the fourth quarter of 2008, partially offset by net outflows and the impact of changes in foreign currency exchange rates.

Distribution fees decreased $42 million, or 21%, to $156 million for the nine months ended September 30, 2009, primarily due to lower 12b-1 fees driven by lower average assets, as well as decreased mutual fund sales volume.

Net investment income was $11 million for the nine months ended September 30, 2009 compared to net investment loss of $6 million for the prior year period primarily due to losses related to mark-to-market adjustments on seed money investments in the 2008 period.

Other revenues increased $14 million compared to the prior year period due to an increase in revenues related to certain consolidated limited partnerships.

Expenses

Total expenses decreased $78 million, or 8%, to $895 million for the nine months ended September 30, 2009, primarily due to decreases in distribution expenses and general and administrative expense.

Distribution expenses decreased $66 million, or 20%, to $264 million for the nine months ended September 30, 2009, primarily due to decreased mutual fund sales volume.

General and administrative expense decreased $10 million, or 2%, to $614 million for the nine months ended September 30, 2009, primarily due to expense controls and a positive impact of foreign currency translation, partially offset by integration costs and ongoing expenses from our acquisition of Seligman in the fourth quarter of 2008 and an increase in legal expenses. The positive impact of foreign currency translation on general and administrative expense partially offset the negative impact of foreign currency translation on management and financial advice fees.

Annuities

Our Annuities segment provides variable and fixed annuity products of our RiverSource Life companies to our retail clients primarily through our Advice & Wealth Management segment and to the retail clients of unaffiliated advisors through third-party distribution.

The following table presents the results of operations of our Annuities segment for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$312	$380	$(68)	(18)%
Distribution fees	179	213	(34)	(16)
Net investment income	971	560	411	73
Premiums	72	60	12	20
Other revenues	111	95	16	17
Total revenues	1,645	1,308	337	26
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,645	1,308	337	26

Expenses
Distribution expenses	154	142	12	8
Interest credited to fixed accounts	566	479	87	18
Benefits, claims, losses and settlement expenses	315	156	159	NM
Amortization of deferred acquisition costs	(27)	281	(308)	NM
General and administrative expense	146	165	(19)	(12)
Total expenses	1,154	1,223	(69)	(6)
Pretax income	491	85	406	NM
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Pretax income attributable to Ameriprise Financial	$491	$85	$406	NM

NM Not Meaningful.

Our Annuities segment pretax income was $491 million for the nine months ended September 30, 2009, up $406 million from $85 million in the prior year period.

Net Revenues

Net revenues increased $337 million, or 26%, to $1.6 billion for the nine months ended September 30, 2009, primarily driven by an increase in net investment income, partially offset by decreases in management and financial advice fees and distribution fees.

Management and financial advice fees decreased $68 million, or 18%, to $312 million for the nine months ended September 30, 2009, due to lower fees on variable annuities. Average variable annuities contract accumulation values decreased $9.8 billion or 19.8% from the prior year period primarily due to equity market declines, partially offset by net inflows.

Distribution fees decreased $34 million, or 16%, to $179 million for the nine months ended September 30, 2009, primarily due to lower fees on variable annuities driven by the equity market decline.

Net investment income increased $411 million, or 73%, to $971 million for the nine months ended September 30, 2009, primarily due to an increase of $167 million in investment income on fixed maturity securities compared to the prior year period and net realized investment gains of $28 million in the 2009 period compared to net realized investment losses of $181 million in the 2008 period primarily due to impairments of financial services securities. The increase in investment income on fixed maturity securities was driven by higher invested asset levels primarily due to fixed and variable annuity net inflows and higher yields on the longer-term investments in our investment portfolio.

Premiums increased $12 million to $72 million for the nine months ended September 30, 2009, due to higher sales of immediate annuities with life contingencies.

Other revenues increased $16 million to $111 million for the nine months ended September 30, 2009, primarily due to an increase in guaranteed benefit rider fees on variable annuities.

Expenses

Total expenses decreased $69 million, or 6%, to $1.2 billion for the nine months ended September 30, 2009, primarily due to a decrease in DAC amortization, partially offset by increases in benefits, claims, losses and settlement expenses and interest credited to fixed accounts.

Distribution expenses increased $12 million, or 8%, to $154 million for the nine months ended September 30, 2009, primarily due to higher non-deferred distribution-related costs driven by higher sales of fixed annuities.

Interest credited to fixed accounts increased $87 million, or 18%, to $566 million for the nine months ended September 30, 2009, primarily due to higher average fixed annuity account balances and higher average fixed annuity crediting rates compared to the prior year period. Average fixed annuities contract accumulation values increased $1.8 billion, or 15%, compared to the prior year period. The average fixed annuity crediting rate excluding capitalized interest increased to 4.0% in the 2009 period compared to 3.7% in the same period a year ago.

Benefits, claims, losses and settlement expenses increased $159 million to $315 million for the nine months ended September 30, 2009, primarily driven by an increase in expenses from variable annuity living benefit guarantees. Benefits, claims, losses and settlement expenses in the 2009 period were impacted by $136 million in variable annuity living benefit expenses, net of hedges and DSIC, which included $517 million in expenses from the non-cash impact of the nonperformance spread on the fair value of living benefit liabilities. Benefits, claims, losses and settlement expenses in the 2008 period included a $32 million benefit related to variable annuity guaranteed living benefits, net of hedges, of which $140 million was related to the nonperformance spread. Benefits, claims, losses and settlement expenses in the 2009 period included a benefit of $47 million from updating valuation assumptions compared to a benefit of $46 million in the prior year period from updating valuation assumptions and converting to a new valuation system. The impact of higher policyholder account balances as a result of equity and fixed income market performance in the 2009 period decreased DSIC amortization by $4 million compared to an expense of $9 million in the prior year period.

Amortization of DAC decreased $308 million to a net benefit of $27 million for the nine months ended September 30, 2009 compared to an expense of $281 million in the prior year period. DAC amortization for the 2009 period included a $64 million benefit from updating valuation assumptions in the 2009 period compared to a $9 million benefit from updating valuation assumptions and converting to a new valuation system in the prior year period. In addition, DAC amortization for the 2009 period included a benefit of $113 million offsetting higher variable annuity benefit expenses compared to a $15 million expense for the prior year period. The impact of higher policyholder account balances as a result of equity and fixed income market performance in the 2009 period decreased DAC amortization by $20 million compared to an expense of $66 million in the prior year period. Variable annuity amortization decreased for the nine months ended September 30, 2009 compared to the prior year period driven by lower period-over-period account values and associated asset fees.

General and administrative expense decreased $19 million, or 12%, to $146 million for the nine months ended September 30, 2009, primarily due to expense controls.

Protection

Our Protection segment offers a variety of protection products to address the identified protection and risk management needs of our retail clients including life, disability income and property-casualty insurance.

The following table presents the results of operations of our Protection segment for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$34	$45	$(11)	(24)%
Distribution fees	72	78	(6)	(8)
Net investment income	309	210	99	47
Premiums	758	740	18	2
Other revenues	270	432	(162)	(38)
Total revenues	1,443	1,505	(62)	(4)
Banking and deposit interest expense	—	1	(1)	(100)
Total net revenues	1,443	1,504	(61)	(4)

Expenses
Distribution expenses	15	15	—	—
Interest credited to fixed accounts	108	108	—	—
Benefits, claims, losses and settlement expenses	678	638	40	6
Amortization of deferred acquisition costs	107	238	(131)	(55)
General and administrative expense	168	186	(18)	(10)
Total expenses	1,076	1,185	(109)	(9)
Pretax income	367	319	48	15
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Pretax income attributable to Ameriprise Financial	$367	$319	$48	15%

Our Protection segment pretax income was $367 million for the nine months ended September 30, 2009, up $48 million, or 15%, from $319 million in the prior year period.

Net Revenues

Net revenues decreased $61 million, or 4%, to $1.4 billion for the nine months ended September 30, 2009, primarily due to a decrease in other revenues related to updating valuation assumptions, partially offset by an increase in net investment income and premiums.

Management and financial advice fees decreased $11 million, or 24%, to $34 million for the nine months ended September 30, 2009, primarily driven by lower equity markets.

Net investment income increased $99 million, or 47%, to $309 million for the nine months ended September 30, 2009, primarily due to net realized investment gains on Available-for-Sale securities of $14 million for the 2009 period compared to net realized investment losses on Available-for-Sale securities of $48 million for the prior year period related to impairments of financial services securities. In addition, investment income earned on fixed maturity securities increased $28 million compared to the prior year period driven by higher yields on the longer-term investments in our investment portfolio.

Premiums increased $18 million, or 2%, to $758 million for the nine months ended September 30, 2009, primarily due to growth in Auto and Home premiums compared to the prior year period driven by higher volumes. Auto and Home policy counts increased 8% period-over-period.

Other revenues decreased $162 million, or 38%, to $270 million for the nine months ended September 30, 2009, due to a $65 million expense from updating valuation assumptions in the 2009 period compared to a $95 million benefit from updating valuation assumptions and converting to a new valuation system for RiverSource Life products in the 2008 period.

Expenses

Total expenses decreased $109 million, or 9%, to $1.1 billion for the nine months ended September 30, 2009, primarily due to a decrease in amortization of DAC.

Benefits, claims, losses and settlement expenses increased $40 million, or 6%, to $678 million for the nine months ended September 30, 2009, primarily due to volume-driven increases in Auto and Home reserves compared to the prior year period and a $33 million benefit from updating valuation assumptions in the 2009 period compared to a $43 million benefit from updating valuation assumptions and implementing a new valuation system in the 2008 period.

Amortization of DAC decreased $131 million, or 55%, to $107 million for the nine months ended September 30, 2009, primarily due to a benefit of $55 million from updating valuation assumptions in the 2009 period compared to an expense of $90 million from updating valuation assumptions and converting to a new valuation system in the prior year period. The impact of higher policyholder account balances as a result of equity and fixed income market performance in the 2009 period decreased DAC amortization by $2 million compared to an expense of $7 million in the prior year period.

General and administrative expense decreased $18 million, or 10%, to $168 million for the nine months ended September 30, 2009, primarily due to the write-off of certain capitalized software costs in the 2008 period and lower premium taxes compared to the prior year period.

Corporate & Other

The following table presents the results of operations of our Corporate & Other segment for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Net investment income (loss)	$(47)	$11	$(58)	NM
Other revenues	61	4	57	NM
Total revenues	14	15	(1)	(7)%
Banking and deposit interest expense	1	1	—	—
Total net revenues	13	14	(1)	(7)

Expenses
Distribution expenses	2	1	1	100
Interest and debt expense	99	81	18	22
General and administrative expense	97	179	(82)	(46)
Total expenses	198	261	(63)	(24)
Pretax loss	(185)	(247)	62	25
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Pretax loss attributable to Ameriprise Financial	$(185)	$(247)	$62	25%

NM Not Meaningful.

Our Corporate & Other segment pretax loss was $185 million for the nine months ended September 30, 2009 compared to $247 million in the prior year period.

Net revenues decreased $1 million compared to the prior year period. Net investment loss for the nine months ended September 30, 2009 reflects the transfer priced interest income allocated to the Annuities and Protection segments for maintaining excess liquidity and the period-over-period decline in short-term interest rates. The increase in other revenues compared to the prior year period was due to a $58 million gain on the repurchase of $135 million of our 7.5% junior subordinated notes due 2066.

Total expenses decreased $63 million, or 24%, to $198 million for the nine months ended September 30, 2009. Interest and debt expense for the nine months ended September 30, 2009 included a $13 million expense related to the early retirement of $450 million of our 5.35% senior notes due 2010. General and administrative expense decreased $82 million, or 46%, compared to the prior year period due to money market support costs incurred in the 2008 period, including $77 million related to the mark-to-market of Lehman Brothers securities that we purchased from various 2a-7 money market mutual funds managed by our subsidiary, RiverSource Investments, LLC and $36 million for the cost of guaranteeing specific client holdings in an unaffiliated money market mutual fund, partially offset by higher legal expenses and money market support costs in the 2009 period.

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

The guaranteed benefits associated with our variable annuities are guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) options. Each of these guaranteed benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

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

The numbers below show our estimates of the pretax impacts on income from these hypothetical market movements, net of hedging, as of September 30, 2009.

	Equity Market Exposure to Pretax Income
Equity Market Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees	$(154)	$—	$(154)
DAC and DSIC amortization(1)	(149)	—	(149)
Variable annuity riders:
GMDB and GMIB	(63)	3	(60)
GMWB	(104)	108	4
GMAB	(32)	20	(12)
DAC and DSIC amortization(2)	N/A	N/A	(2)
Total variable annuity riders	(199)	131	(70)
Equity indexed annuities	1	(1)	—
Stock market certificates	7	(7)	—
Total	$(494)	$123	$(373)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees	$(17)	$—	$(17)
Variable annuity riders:
GMWB	214	(313)	(99)
GMAB	41	(14)	27
DAC and DSIC amortization(2)	N/A	N/A	22
Total variable annuity riders	255	(327)	(50)
Fixed annuities, fixed portion of variable annuities and fixed insurance products	(9)	—	(9)
Flexible savings and other fixed rate savings products	(3)	—	(3)
Total	$226	$(327)	$(79)

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

Net impacts shown in the above table from GMWB and GMAB riders result largely from differences between the liability valuation basis and the hedging basis. Liabilities are valued using fair value accounting principles, with key policyholder behavior assumptions loaded to provide risk margins and with discount rates increased to reflect a current market estimate of our risk of nonperformance specific to these liabilities. Management has elected to hedge based on best estimate policyholder assumptions and explicitly does not hedge nonperformance spread risk. Net impacts shown in the above table from GMDB and GMIB reflect the fact that these guaranteed benefits are primarily retained by us and not hedged. In the third quarter of 2009, we entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written previously in 2009.

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

We manage our credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, we regularly evaluate their financial strength during the terms of the treaties. As of September 30, 2009, our largest reinsurance credit risk is related to a long term care coinsurance treaty with a life insurance subsidiary of Genworth Financial, Inc.

Fair Value Measurements

We report certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives, properties held by our consolidated property funds, and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions. Generally accepted accounting principles (“GAAP”) do not require the use of market prices that are the result of a forced liquidation or distressed sale. We include actual market prices or observable inputs in our fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. We validate prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors.

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

We consider market observable yields for other asset classes of similar risk which includes nonperformance and liquidity for individual securities to set the discount rate for applying the income approach to certain non-agency residential mortgage backed securities. The discount rates used for the fair value of these securities at September 30, 2009 ranged from 11% to 22%.

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

The following table presents, as of September 30, 2009, our non-agency residential mortgage backed and asset backed securities backed by subprime, Alt-A or prime mortgage loans by credit rating and vintage year (in millions):

	AAA		AA		A		BBB		BB & Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Subprime
2003 & prior	$2	$1	$—	$—	$—	$—	$—	$—	$—	$—	$2	$1
2004	15	13	7	3	9	9	—	—	11	6	42	31
2005	60	57	48	42	13	12	1	1	19	11	141	123
2006	1	1	10	9	8	8	23	22	56	35	98	75
2007	—	—	—	—	7	7	—	—	6	2	13	9
2008	—	—	7	6	—	—	—	—	—	—	7	6
Re-Remic(1)	21	21	—	—	—	—	22	22	—	—	43	43
Total Subprime	$99	$93	$72	$60	$37	$36	$46	$45	$92	$54	$346	$288

Alt-A
2003 & prior	$22	$22	$—	$—	$—	$—	$—	$—	$—	$—	$22	$22
2004	16	14	67	56	27	19	5	3	18	9	133	101
2005	5	3	61	36	33	18	13	8	273	179	385	244
2006	—	—	—	—	9	8	—	—	205	134	214	142
2007	—	—	—	—	—	—	—	—	228	124	228	124
2008	—	—	—	—	—	—	—	—	—	—	—	—
Total Alt-A	$43	$39	$128	$92	$69	$45	$18	$11	$724	$446	$982	$633

Prime
2003 & prior	$192	$189	$—	$—	$—	$—	$—	$—	$—	$—	$192	$189
2004	66	62	50	44	38	32	13	7	4	2	171	147
2005	17	20	61	62	84	80	75	60	137	72	374	294
2006	22	24	—	—	6	3	36	35	5	4	69	66
2007	33	34	—	—	—	—	—	—	15	12	48	46
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	2,343	2,441	—	—	—	—	—	—	—	—	2,343	2,441
Total Prime	$2,673	$2,770	$111	$106	$128	$115	$124	$102	$161	$90	$3,197	$3,183

Grand Total	$2,815	$2,902	$311	$258	$234	$196	$188	$158	$977	$590	$4,525	$4,104

(1) Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement on senior bonds is increased through the Re-Remic process. Total exposure to subordinate tranches was nil as of September 30, 2009.

Fair Value of Liabilities and Nonperformance Risk

GAAP also requires companies to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2009. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $40 million, net of DAC and DSIC amortization and income taxes, based on September 30, 2009 credit spreads.

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during the nine months ended September 30, 2009. At September 30, 2009, we had $3.6 billion in cash and cash equivalents compared to $6.2 billion at December 31, 2008. Excluding collateral received from derivative counterparties, cash and cash equivalents were $3.4 billion and $4.4 billion at September 30, 2009 and December 31, 2008, respectively. We have additional liquidity available through an unsecured revolving credit facility for $750 million that expires in September 2010. Under the terms of the underlying credit agreement, we can increase this facility to $1.0 billion. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this credit facility and had $2 million of outstanding letters of credit at September 30, 2009.

In June 2009, we issued $200 million of 7.75% senior notes due 2039 and $300 million of 7.30% senior notes due 2019 (collectively, “senior notes”). In July 2009, we used the proceeds from the issuance of our senior notes to repurchase $450 million aggregate principal amount of our 5.35% senior notes due 2010 pursuant to a cash tender offer. In addition, in June 2009, we received cash of $869 million from the issuance and sale of 36 million shares of our common stock. In September 2009, we announced the all-cash acquisition of the long-term asset management business of Columbia Management, which is expected to close in the spring of 2010. The total consideration to be paid will be between $900 million and $1.2 billion, which is expected to be funded through the use of cash on hand. In 2009, our subsidiaries, Ameriprise Bank, FSB and RiverSource Life, became members of the Federal Home Loan Bank of Des Moines (“FHLB of Des Moines”), which provides these subsidiaries with access to collateralized borrowings. As of September 30, 2009, we had no borrowings from the FHLB of Des Moines. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

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

On September 30, 2009, A.M. Best Company, Inc., Standard & Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings Ltd. affirmed the ratings of Ameriprise Financial, Inc. and RiverSource Life and indicated their outlooks on Ameriprise Financial, Inc. and RiverSource Life remained negative. For information on how changes in our financial strength or credit ratings could affect our financial condition and results of operations, see the “Risk Factors” discussion included in Part 1, Item 1A of our 2008 10-K.

Dividends from Subsidiaries

Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company (“ACC”), our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, Inc. (“AFSI”), our clearing broker-dealer subsidiary, American Enterprise Investment Services Inc. (“AEIS”), our auto and home insurance subsidiary, IDS Property Casualty Insurance Company (“IDS Property Casualty”), doing business as Ameriprise Auto & Home Insurance, Threadneedle Asset Management Holdings Sàrl (“Threadneedle”), RiverSource Service Corporation and our investment advisory company, RiverSource Investments, LLC. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008
	(in millions)
RiverSource Life(1)(2)	$2,925	$2,722	551	$551
RiverSource Life of NY(1)(2)	247	229	58	58
IDS Property Casualty(1)(3)	435	436	130	124
Ameriprise Insurance Company(1)(3)	48	47	2	2
ACC(4)(5)	307	243	252	264
Threadneedle(6)	247	227	153	140
Ameriprise Bank, FSB(7)	255	113	230	123
AFSI(3)(4)	120	132	1	#
Ameriprise Captive Insurance Company(3)	26	20	14	9
Ameriprise Trust Company(3)	35	35	31	28
AEIS(3)(4)	98	74	5	4
Securities America, Inc.(3)(4)	16	17	#	#
RiverSource Distributors, Inc.(3)(4)	37	41	#	#
RiverSource Fund Distributors, Inc.(3)(4)	11	7	#	1
RiverSource Services, Inc.(8)	—	1	—	#
Ameriprise Advisor Services, Inc.(3)(4)	69	22	6	5

#	Amounts are less than $1 million.
(1)	Actual capital is determined on a statutory basis.
(2)	Regulatory capital requirement is based on the statutory risk-based capital filing as of December 31, 2008.
(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of September 30, 2009 and December 31, 2008.
(4)	Actual capital is determined on an adjusted GAAP basis.
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
(7)

Ameriprise Bank is required to hold capital in compliance with the Office of Thrift Supervision (“OTS”) regulations and policies, which currently require a Tier 1 (core) capital ratio of not less than 8%. As of December 31, 2008, Ameriprise Bank’s Tier 1 core capital dropped to 7.36%, Ameriprise Financial promptly provided additional capital to Ameriprise Bank in January 2009 to bring the Tier 1 core capital back above the 8% de novo requirement.

(8)	De-registered as of June 30, 2009.

In addition to the particular regulations restricting dividend payments and establishing subsidiary capitalization requirements, we take into account the overall health of the business, capital levels and risk management considerations in determining a dividend strategy for payments to our company from our subsidiaries, and in deciding to use cash to make capital contributions to our subsidiaries. During the nine months ended September 30, 2009, Ameriprise Financial, Inc. received cash dividends from and made cash contributions to subsidiaries of $94 million and $224 million, respectively. During the nine months ended September 30, 2008, Ameriprise Financial, Inc. received cash dividends from and made cash contributions to subsidiaries of $1.1 billion and $137 million, respectively. Of the dividends received during the nine months ended September 30, 2008, $775 million came from RiverSource Life.

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

During the nine months ended September 30, 2009, we extinguished $460 million principal amount of our 5.35% senior notes due 2010 and $135 million principal amount of our 7.5% junior subordinated notes due 2066. In the future, we may from time to time seek to retire or purchase additional outstanding debt through cash purchases in open market purchases, privately negotiated transactions or otherwise, without prior notice. Such repurchases, if any, will depend upon market conditions and other factors. The amounts involved could be material.

We paid regular quarterly cash dividends to our shareholders totaling $118 million for the nine months ended September 30, 2009. On October 21, 2009, our Board of Directors declared a quarterly cash dividend of $0.17 per common share. The dividend will be paid on November 16, 2009 to our shareholders of record at the close of business on November 2, 2009.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2009 was $938 million compared to net cash provided by operating activities of $189 million for the nine months ended September 30, 2008, a decrease of $1.1 billion. The decrease was driven by a $1.6 billion reduction in collateral held related to derivative instruments during the nine months ended September 30, 2009. Partially offsetting this decrease, was an increase in cash for the nine months ended September 30, 2009 due to repayments of funds advanced to clients in the 2008 period to fund their liquidity needs following the freeze of funds in the Reserve’s Primary Fund and Government Fund.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.

Net cash used in investing activities for the nine months ended September 30, 2009 was $6.2 billion compared to net cash provided by investing activities of $627 million for the nine months ended September 30, 2008, a decrease of $6.8 billion. Cash used for purchases of Available-for-Sale securities increased $12.1 billion and proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities increased $5.1 billion compared to the prior year period, resulting in a $7.0 billion decrease to cash.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2009 was $4.4 billion compared to net cash used in financing activities of $585 million for the nine months ended September 30, 2008, an increase in cash of $5.0 billion. Cash received from the issuance of our senior notes and common stock in June 2009, net of issuance costs, was $491 million and $869 million, respectively. Net cash received from policyholder and contractholder account values increased $3.6 billion compared to the prior year period primarily due to higher net flows of fixed annuities. Cash used for the repurchase of our common stock decreased $627 million compared to the prior year period due to the temporary suspension of our repurchase program in light of the current market environment. These increases to cash were offset by $550 million of cash used to extinguish $135 million of our 7.5% junior subordinated notes due 2066 and $460 million of our 5.35% senior notes due 2010 during the nine months ended September 30, 2009.

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

•                  risks of default, capacity constraint or repricing by issuers or guarantors of investments the Company owns or by counterparties to hedge derivative, insurance or reinsurance arrangements or by manufacturers of products the Company distributes, experience deviations from the Company’s assumptions regarding such risks, the evaluations or the prospect of changes in evaluations of any such third parties published by rating agencies or other analysts, and the reactions of other market participants or the Company’s regulators, advisors, distribution partners or customers in response to any such evaluation or prospect of changes in evaluation;

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

•                  the ability to complete the acquisition opportunities the Company negotiates;

•                  the Company’s ability to realize the financial, operating and business fundamental benefits or to obtain regulatory approvals regarding integrations we plan for the acquisitions we have completed or have contracted to complete, as well as the amount and timing of integration expenses;

•                  the ability and timing to realize savings and other benefits from re-engineering and tax planning;

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2009.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of 2009:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2009
Share repurchase program(1)	—	$—	—	$1,304,819,604
Employee transactions(2)	1,987	$24.50	N/A	N/A

August 1 to August 31, 2009
Share repurchase program(1)	—	$—	—	$1,304,819,604
Employee transactions(2)	285	$28.66	N/A	N/A

September 1 to September 30, 2009
Share repurchase program(1)	—	$—	—	$1,304,819,604
Employee transactions(2)	364	$29.16	N/A	N/A

Totals
Share repurchase program	—	$—	—
Employee transactions	2,636	$25.60	N/A
	2,636		—

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

(2) Restricted shares withheld pursuant to the terms of awards under the amended and restated Ameriprise Financial 2005 Incentive Compensation Plan (the “Plan”) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Plan provides that the value of the shares withheld shall be the closing price of common stock of Ameriprise Financial, Inc. on the date the relevant transaction occurs.

ITEM 6.  EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: November 2, 2009	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date: November 2, 2009	By	/s/ David K. Stewart
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

10.1	Ameriprise Advisor Group Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, File No. 333-159025, filed on May 7, 2009).

31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1