Form 10-K
period 2009-12-31
AMERIPRISE FINANCIAL INC
filed 2010-02-24
CIK 820027

Use these links to rapidly review the document
INDEX
Item 8. Financial Statements and Supplementary Data
SCHEDULE I — TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File No. 1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3180631 (I.R.S. Employer Identification No.)
1099 Ameriprise Financial Center, Minneapolis, Minnesota (Address of principal executive offices)	55474 (Zip Code)

Registrant's telephone number, including area code: (612) 671-3131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock (par value $.01 per share)	Name on each exchange on which registered The New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:    None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☒ Accelerated Filer ☐
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

The aggregate market value, as of June 30, 2009, of voting shares held by non-affiliates of the registrant was approximately $6.2 billion.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2010
Common Stock (par value $.01 per share)	255,502,590 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 28, 2010 ("Proxy Statement").

AMERIPRISE FINANCIAL, INC.

FORM 10-K

PART I.

Item 1. Business.

Overview

Ameriprise Financial, Inc. is a holding company incorporated in Delaware primarily engaged in business through its subsidiaries. Accordingly, references below to "Ameriprise Financial," "we," "us" and "our" may refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies or to one or more of our subsidiaries. Our headquarters is located at 55 Ameriprise Financial Center, Minneapolis, Minnesota 55474. We also maintain executive offices in New York City.

We provide financial planning, products and services that are designed to be utilized as solutions for our clients' cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. Our model for delivering these solutions is centered on building long-term personal relationships between our affiliated advisors and clients, and in the case of our products distributed through unaffiliated advisors, by supporting those advisors in building strong client relationships. We believe that our focus on personal relationships, together with our strengths in financial planning and product development, allow us to better address the evolving financial needs of our clients and our primary target market segment, the mass affluent and affluent, which we define as households with investable assets of more than $100,000.

Our branded affiliated advisors' financial planning and advisory process is designed to provide comprehensive advice, when appropriate, to address our clients' cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. This approach allows us to recommend actions and a range of product solutions consisting of investment, annuity, insurance, banking and other financial products that help clients attain over time a return or form of protection while accepting what they determine to be an appropriate range and level of risk. Our focus puts us in a strong position to capitalize on significant demographic and market trends, which we believe will continue to drive increased demand for our financial planning and other financial services. Our focus on deep client-advisor relationships has been central to the ability of our business model to succeed through the extreme market conditions of 2008 and 2009, and we believe it will help us to respond to future market cycles. We continue to establish Ameriprise Financial as a financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by our continued leadership in financial planning, a client retention percentage rate of 93%, and, upon the anticipated closing of our acquisition of Columbia Management Group's long-term asset management business ("Columbia"), our status as a top ten ranked firm within core portions of each of our four main business segments, including our U.S. advisor force, long-term U.S. mutual funds, variable annuities and variable universal life insurance.

Our multi-platform network of affiliated financial advisors is the primary means by which we develop personal relationships with retail clients. As of December 31, 2009, we had a network of more than 12,000 financial advisors and registered representatives ("affiliated financial advisors"). We refer to the affiliated financial advisors who use our brand name as our branded advisors, and those who do not use our brand name but who are affiliated as registered representatives of ours, as our unbranded advisors. The financial product solutions we offer through our affiliated advisors include both our own products and services and the products of other companies. Our branded advisor network is the primary distribution channel through which we offer our investment and annuity products and services, as well as a range of banking and protection products. Our asset management, annuity and auto and home protection products are also distributed through unaffiliated advisors and affinity relationships. We offer our branded advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in delivering advice and product solutions to clients. We support unaffiliated advisors with strong sales and service support and our solutions which they provide to clients. We believe our approach not only improves the products and services we provide to their clients, but allows us to reinvest in enhanced services for clients and increase support for financial advisors. Our integrated model of financial planning, diversified product manufacturing and proprietary and non-proprietary product distribution affords us a better understanding of our clients, which allows us to better manage the risk profile of our businesses. We believe our focus on meeting clients' needs through personal financial planning results in more satisfied clients with deeper, longer lasting relationships with our company and a higher retention of experienced financial advisors.

We believe we are well positioned to further strengthen our offerings to existing and new clients and deliver profitable long-term growth to our shareholders. Our five strategic objectives are:

>
Be the leading provider of financial planning products and services to the mass affluent and affluent.

>
Become the platform of choice for financial planning-focused advisors.

>
Reinforce our financial planning leadership.

>
Capture greater assets and protection in force by improving and expanding our product solutions and extending our distribution reach.

>
Ensure an increasingly stronger and more efficient operating foundation.

ANNUAL REPORT 2009      1

Our five operating segments are:

>
Advice & Wealth Management;

>
Asset Management;

>
Annuities;

>
Protection; and

>
Corporate & Other.

During our fiscal year ended December 31, 2009, the global financial markets and the economies in which each of our segments operate began to show signs of recovery from the unprecedented volatility and decline experienced in 2008 and early 2009. Financial markets and macroeconomic conditions have had and will continue to have a significant impact on the operating results of each of our segments. While the timing, magnitude and duration of a global economic recovery remain uncertain, we expect that a challenging business climate will persist for the foreseeable future. To succeed in this environment, we expect to continue focusing on each of our key strategic objectives. The success of these and other strategies may be affected by the factors discussed below in Item 1A of this Annual Report on Form 10-K — "Risk Factors", and other factors as discussed herein.

In 2009, we generated $7.8 billion in total net revenues. Net income attributable to Ameriprise Financial for 2009 was $722 million. As a diversified financial services firm, we believe our ability to gather assets across the enterprise is best measured by our owned, managed and administered asset metric. At December 31, 2009, we had $457.8 billion in owned, managed and administered assets worldwide compared to $372.1 billion as of December 31, 2008, as follows:

	As of December 31,
Asset Category	2009	2008
	(in billions)
Owned	$36.9	$31.7
Managed	325.8	264.9
Administered	95.1	75.5

Total	$457.8	$372.1

For a more detailed discussion of owned, managed and administered assets see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.

Our Principal Brands

We use two principal brands for our businesses in the United States: Ameriprise Financial and RiverSource.

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

We use our RiverSource brand for our U.S. asset management, annuity, and the majority of our protection products. Products that utilize the RiverSource name include retail and institutional asset management products, retail mutual funds, annuities and life and disability income insurance products. We believe that using a distinct brand for these products differentiates them from our branded advisor network. We expect that certain branding elements of our U.S. asset management and annuities businesses will change following consummation of the Columbia purchase to reflect and leverage the brand equity of that acquisition.

We use our Threadneedle brand for our international asset management products.

History and Development

Our company has a more than 110 year history of providing financial solutions designed to help clients achieve their financial objectives. Our earliest predecessor company, Investors Syndicate, was founded in 1894 to provide face-amount certificates to consumers with a need for conservative investments. By 1937, Investors Syndicate had expanded its product offerings through Federal Housing Authority mortgages, and later, mutual funds, by establishing Investors Mutual, one of the pioneers in the mutual fund industry. In 1949, Investors Syndicate was renamed Investors Diversified Services, Inc., or IDS. In 1957, IDS added life insurance products, and later, annuity products, through IDS Life Insurance Company (now known as "RiverSource Life Insurance Company"). In 1972, IDS began to expand its distribution network by delivering investment products directly to clients of unaffiliated financial institutions. IDS also introduced its comprehensive financial planning processes to clients, integrating the identification of client needs with the products and services to address those needs in the 1970s, and it introduced fee-based planning in the 1980s.

In 1979, IDS became a wholly owned subsidiary of Alleghany Corporation pursuant to a merger. In 1983, our company was formed as a Delaware corporation in connection with American Express' 1984 acquisition of IDS Financial Services from Alleghany Corporation. We changed our name to "American Express Financial Corporation" ("AEFC") and began selling our products and services under the American Express brand in 1994. To provide retail clients with a more comprehensive set of products and services, we began significantly expanding our

2      ANNUAL REPORT 2009

offering of the mutual funds of other companies in the late 1990s. In 2003, we acquired the business of Threadneedle Asset Management Holdings. On September 30, 2005, American Express consummated a distribution of the shares of AEFC to American Express shareholders (the "Distribution"), at which time we became an independent, publicly traded company and changed our name to "Ameriprise Financial, Inc." In 2008, we completed the acquisitions of H&R Block Financial Advisors, Inc., Brecek & Young Advisors, Inc. ("Brecek & Young") and J. & W. Seligman & Co. Incorporated ("Seligman"), which further expanded our retail distribution and our asset management capabilities. Also in 2008 we initiated the disposition of our institutional trust and custody business, and completed that restructuring in early 2009. In 2009, we announced that we had entered into a definitive agreement to acquire Columbia from Bank of America, N.A. The Columbia acquisition, which is expected to close in the spring of 2010, is intended to further enhance the scale and performance of our retail mutual fund and institutional asset management businesses.

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

>
Threadneedle Asset Management Holdings Sàrl is a Luxembourg-based holding company for the Threadneedle group of companies ("Threadneedle"), which provides investment management products and services to clients in the United Kingdom, Continental Europe and the Asia-Pacific region on a basis primarily independent from our other affiliates. Operating under its own brand name, management organization and operating, compliance and technology infrastructure, Threadneedle's results of operations are included in our Asset Management segment.

>
RiverSource Investments, LLC serves as investment advisor to our RiverSource® and Seligman® family of mutual funds and to institutional accounts. Its results of operations are included in our Asset Management and Corporate & Other segments.

>
J. & W. Seligman & Co., Incorporated is a holding company for the Seligman group of companies. Seligman's results of operations are included in our Asset Management segment.

>
RiverSource Fund Distributors, Inc. is a broker-dealer subsidiary which serves as the principal underwriter and distributor for our RiverSource and Seligman mutual funds. Its results of operations are included in our Asset Management segment.

>
American Enterprise Investment Services Inc. ("AEIS") is our registered clearing broker-dealer subsidiary. Brokerage transactions for accounts introduced by Ameriprise Financial Services, Inc. are executed and cleared through AEIS. Its results of operations are included in our Advice & Wealth Management segment.

>
Ameriprise Financial Services, Inc. ("AFSI"), a registered broker-dealer and registered investment adviser, is our primary financial planning and retail distribution subsidiary, which operates under our Ameriprise Financial brand name. Its

ANNUAL REPORT 2009      3

  results of operations are included in our Advice & Wealth Management segment.

>
Securities America Financial Corporation is a holding company for Securities America, Inc. ("SAI"), our retail distribution subsidiary, which provides a platform for our unbranded affiliated advisors. Operating under its own name, management organization and operating, compliance and technology infrastructure, its results of operations are included in our Advice & Wealth Management segment.

>
AMPF Holding Corporation is a holding company for certain of our retail brokerage and advisory subsidiaries including AFSI, AEIS and Ameriprise Advisor Services, Inc. ("AASI", formerly known as H&R Block Financial Advisors, Inc.). In October 2009, AASI's retail brokerage and investment advisory activities were combined into those of AEIS and AFSI, respectively. AFSI now serves as the introducing broker-dealer and advisor for former clients of AASI, while AEIS now provides clearing services. AMPF Holding Corporation's results of operations are included in our Advice & Wealth Management segment.

>
RiverSource Distributors, Inc. ("RiverSource Distributors") is a broker-dealer subsidiary which serves as the principal underwriter and distributor for our RiverSource annuities and insurance products sold through AFSI and SAI as well as through third-party channels such as banks and broker-dealer networks. Its results of operations are included in our Asset Management, Annuities and Protection segments.

>
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

>
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

>
RiverSource Service Corporation is a transfer agent that processes client transactions for our RiverSource mutual funds and Ameriprise face-amount certificates. Its results of operations are included in our Asset Management segment.

>
IDS Property Casualty Insurance Company ("IDS Property Casualty" or "Ameriprise Auto & Home") provides personal auto, home and excess liability insurance products. Ameriprise Insurance Company is also licensed to provide these products. The results of operations of these companies are included in the Protection segment.

>
Ameriprise Certificate Company issues a variety of face-amount certificates. Its results of operations are included in the Advice & Wealth Management segment.

>
Ameriprise Trust Company provides trust services to individuals and businesses. Its results of operations are included in the Asset Management segment.

>
Ameriprise Bank, FSB ("Ameriprise Bank") offers a variety of consumer banking and lending products and personal trust and related services. Its results of operations are included in the Advice & Wealth Management segment.

Our Segments — Advice & Wealth Management

Our Advice & Wealth Management segment provides financial planning and advice, as well as full service brokerage and banking services, primarily to retail clients through our affiliated financial advisors. Our affiliated financial advisors utilize a diversified selection of both affiliated and non-affiliated products to help clients meet their financial needs. A significant portion of revenues in this segment is fee-based, driven by the level of client assets, which is impacted by both market movements and net asset flows. We also earn net investment income on owned assets primarily from certificate and banking products. This segment earns revenues (distribution fees) for distributing non-affiliated products and earns intersegment revenues (distribution fees) for distributing our affiliated products and services to our retail clients. Intersegment expenses for this segment include expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results. In 2009, 31% of our revenues from external clients were attributable to our Advice & Wealth Management business.

Our Financial Advisor Platform

We provide clients financial planning, advice and brokerage services through our nationwide network of more than 12,000 affiliated financial advisors. Our network currently includes more than 10,000 branded advisors, of which more than 2,400 are employees of our company and more than 7,600 are independent franchisees or employees or contractors of franchisees. Our affiliated network also includes more than 1,900 non-employee unbranded advisors of SAI. We believe our branded advisor network had the 4th largest advisor sales force in the United States in 2009.

4      ANNUAL REPORT 2009

Advisors who use our brand name can affiliate with our company in two different ways. Each affiliation offers different levels of support and compensation, with the amount of compensation we pay to each branded advisor determined by a schedule that takes into account the type of service or product provided, the type of branded advisor affiliation and other criteria. The affiliation options are:

>
Employee Advisors.    Under this affiliation, a financial advisor is an employee of our company, and we pay compensation competitive with other employee advisor models. We provide our employee advisors a high level of support, including local office space and staff support in exchange for a payout rate lower than that of our branded franchisee advisors.

>
Branded Franchisee Advisors.    Under this affiliation, a financial advisor is an independent contractor franchisee who affiliates with our company and has the right to use the Ameriprise brand. We pay our branded franchisee advisors a higher payout rate than we do to our employee advisors as they are responsible for paying their own overhead, staff compensation and other business expenses. In addition, our branded franchisee advisors pay a franchise association fee and other fees in exchange for the support we offer and the right to associate with our brand name. The support that we offer to our branded franchisee advisors includes generalist and specialist leadership support, technology platforms and tools, training and marketing programs.

We offer a dedicated call center for remote-based sales and service to Ameriprise retail customers. The employee advisors in the Ameriprise Advisor Center ("AAC") serve retail customers who do not have access to or do not want a face-to-face relationship with a local financial advisor. Financial consultants in the AAC provide personal service and financial planning through phone-based interactions and may provide product choices in the context of the client's needs and objectives.

During 2009, we took a number of steps to enhance the performance of our branded platform. We recruited over 500 experienced financial advisors from other firms while reducing the number of lower producing advisors. We streamlined our field leadership structures to manage our branded advisor networks more efficiently and effectively, and we consolidated field offices where we believed it was appropriate to do so. We invested in the development of enhanced brokerage tools and technology, and in October we consolidated the brokerage platforms for our branded advisors to one, common platform. We intend to continue investing in our brokerage platform to further improve efficiency and ease of use for our advisors and to enhance the experience of our clients.

Our strong financial advisor retention rate speaks to the value proposition we offer advisors. As of December 31, 2009, over 50% of our branded advisors had been with us for more than 10 years, with an average tenure of nearly 18 years. Among branded advisors who have been with us for more than 10 years, we have a retention rate of over 95%. We believe this success is driven by the choice we offer branded advisors about how to affiliate with our company, together with our competitive payout arrangements and the distinctive support that helps them build their practices.

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

Brokerage and Investment Advisory Services

Individual and Family Financial Services

Our branded advisors deliver financial solutions to our advisory clients by building long-term personal relationships through financial planning that is responsive to clients' evolving needs. We utilize the Certified Financial Planner Board of Standards, Inc.'s defined financial planning process of Engage, Gather, Analyze, Recommend, Implement and Monitor. This process involves gathering relevant financial information, setting life goals, examining clients' current financial status and determining a strategy or plan for helping clients meet their goals given their current situation and future plans. Once we have identified a financial planning client's objectives, we then recommend a solution set consisting of actions — such as paying down debt, increasing savings and investment, protecting income and assets, creating a will, and including tax qualified formats in the client's allocation of savings and investment — as well as products to address these objectives with clients accepting what they determine to be an appropriate range and level of risk. Our financial planning relationships with our clients are characterized by an ability to thoroughly understand their specific needs, which enables us to better help them meet those needs, achieve higher overall client satisfaction, hold more products in their accounts and increase the company's assets under management.

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

ANNUAL REPORT 2009      5

and other revenues for the products that we sell to them. These commissions, sales loads and other revenues are separate from and in addition to the financial planning fees we and our affiliated financial advisors may receive. Approximately 40.3% of our retail clients serviced by branded franchisee advisors and employee advisors of AFSI have received a financial plan or have entered into an agreement to receive and have paid for a financial plan.

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

We provide securities execution and clearing services for our retail and institutional clients through our registered broker-dealer subsidiaries. As of December 31, 2009, we administered $95.1 billion in assets for clients. Clients can use our online brokerage service to purchase and sell securities, obtain independent research and information about a wide variety of securities, and use self-directed asset allocation and other financial planning tools. Clients can also contact their financial advisor and access other services. We also offer shares in public non-exchange traded Real Estate Investment Trusts ("REITs"), and other alternative investments and structured notes issued by other companies. We believe we are one of the largest distributors of publicly registered, non-exchange traded REITs in the U.S.

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

Fee-based Investment Advisory Accounts

In addition to purchases of affiliated and non-affiliated mutual funds and other securities on a stand-alone basis, clients may purchase mutual funds, among other securities, in connection with investment advisory fee-based "wrap account" programs or services, and pay fees based on a percentage of their assets. This fee is for the added services and investment advice associated with these accounts. We currently offer both discretionary and non-discretionary investment advisory wrap accounts. In a discretionary wrap account, we (or an unaffiliated investment advisor) choose the underlying investments in the portfolio on behalf of the client, whereas in a non-discretionary wrap account, clients choose the underlying investments in the portfolio based, to the extent the client elects, on their financial advisor's recommendation. Investors in discretionary and non-discretionary wrap accounts generally pay an asset-based fee (for advice and other services) based on the assets held in that account as well as any related fees or costs included in the underlying securities held in that account (e.g., underlying mutual fund operating expenses, investment advisory or related fees, Rule 12b-1 fees, etc.). A significant portion of our affiliated mutual fund sales are made through wrap accounts. Client assets held in affiliated mutual funds in a wrap account generally produce higher revenues to us than client assets held in affiliated mutual funds on a stand-alone basis because, as noted above, we receive an investment advisory fee based on the asset values of the assets held in a wrap account in addition to revenues we normally receive for investment management of the funds included in the account.

We offer several types of investment advisory accounts. We sponsor Ameriprise Strategic Portfolio Service Advantage, a non-discretionary wrap account service. We also sponsor Ameriprise Separately Managed Accounts ("SMAs"), a discretionary wrap account service through which clients invest in strategies offered by us and by affiliated and non-affiliated investment managers and a similar program on an accommodation basis where clients transfer assets to us and do not maintain an investment management relationship with the manager of those assets. We also offer Active Portfolios investments, a discretionary mutual fund wrap account service of which we are the sponsor, which includes the Active Diversified Portfolios series, which provide strategic target allocations based on different risk profiles and tax sensitivities. Active Portfolios investments also include Active Diversified Alternatives Portfolios, introduced during 2009, which are designed to provide enhanced risk-adjusted performance by incorporating uncorrelated sources of return from funds using alternative investment strategies. Additionally, we offer discretionary wrap account services through which clients may invest in SMAs, mutual funds and exchange traded funds.

Our unbranded advisor force offers separate fee based investment advisory account services through Securities America Advisors, Inc., a wholly owned subsidiary of Securities America Financial

6      ANNUAL REPORT 2009

Corporation, and through Brecek & Young's investment management platform, Iron Point Capital Management.

Mutual Fund Offerings

In addition to the RiverSource family of mutual funds (discussed below in "Our Segments — Asset Management — Asset Management Offerings — Mutual Fund Families — RiverSource and Threadneedle"), we offer mutual funds from more than 275 other mutual fund families on a stand-alone basis and as part of our wrap accounts to provide our clients a broad choice of investment products. In 2009, our retail sales of other companies' mutual funds accounted for a substantial portion of our total retail mutual fund sales. Client assets held in mutual funds of other companies on a stand-alone basis generally produce lower total revenues than client assets held in our own mutual funds, as we are not receiving ongoing investment management fees for the former.

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

Banking Products

We provide consumer lending and Federal Deposit Insurance Corporation ("FDIC") insured deposit products to our retail clients through our banking subsidiary, Ameriprise Bank. Our consumer lending products include first mortgages, home equity loans, home equity lines of credit, and investment secured loans. We also offer credit card products linked to the Ameriprise Achiever Circle Program. These include the Ameriprise World Elite MasterCard, World MasterCard and basic MasterCard. The majority of bank deposits are brokered deposits from affiliated broker-dealers or they are in the Ameriprise Personal Savings Account, which is offered in connection with the Ameriprise ONE Financial Account described above in " — Brokerage and Other Products and Services." We also offer stand-alone checking, savings and money market accounts and certificates of deposit. We believe these products play a key role in our Advice & Wealth Management business by offering our clients an FDIC-insured alternative to other cash products. These products also provide pricing flexibility generally not available through money market funds.

To manage our exposure to residential real estate, the majority of our originated first mortgage products are sold to third parties shortly after origination. All other lending products are originated and held on the balance sheet of Ameriprise Bank, with the exception of investment secured loans, which are held on the balance sheet of Ameriprise Financial. As of December 31, 2009, there were $499 million in home loans/equity line of credit balances, $16 million in investment secured loan balances and $181 million in unsecured balances, net of premiums and discounts, and capitalized lender paid origination fees.

Ameriprise Bank's strategy and operations are focused on serving branded advisor clients. We distribute our banking products primarily through branded advisors. We believe that the availability of these products is a competitive advantage and supports our financial advisors in their ability to meet the cash and liquidity needs of our clients. We also serve advisor clients through the Personal Trust Services division of Ameriprise Bank. Personal Trust Services provides personal trust, custodial, agency and investment management services to individual and corporate clients of our branded advisors to help them meet their estate and wealth transfer needs. Personal Trust Services also uses some of our investment products in connection with its services.

Face-Amount Certificates

We currently issue four types of face-amount certificates through Ameriprise Certificate Company, a wholly owned subsidiary of Ameriprise Financial that is registered as an investment company under the Investment Company Act of 1940. Owners of our certificates invest funds and are entitled to receive at maturity or at the end of a stated term, a determinable amount of money equal to their aggregate investments in the certificate plus interest at rates we declare, less any withdrawals and early withdrawal penalties. For two types of certificate products, the rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at our discretion for prospective terms.

At December 31, 2009, we had $4.1 billion in total certificate reserves underlying our certificate products. Our earnings are based upon the difference, or "spread", between the interest rates credited to certificate holders and the interest earned on the certificate assets invested. A portion of these earnings is used to compensate the various affiliated entities that provide management, administrative and other services to our company for these products. The certificates compete with investments offered by banks (including Ameriprise Bank), savings and loan associations, credit unions, mutual funds, insurance companies and similar financial institutions, which may be viewed by potential customers as offering a comparable or superior combination of safety and return on investment. In times of weak performance in the equity markets, certificate sales are generally stronger. In 2009, branded financial advisors' cash sales were $2.3 billion.

ANNUAL REPORT 2009      7

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

Strategic Alliances and Other Marketing Arrangements

We use strategic marketing alliances, local marketing programs for our branded advisors and on-site workshops through our Business Alliances group to generate new clients for our financial planning and other financial services. An important aspect of our strategy is to leverage the client relationships of our other businesses by working with major companies to create alliances that help us generate new financial services clients. For example, AFSI currently has relationships with H & R Block, Inc., Office Depot and The Association of Women's Health, Obstetric and Neonatal Nurses.

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

Our Segments — Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients. RiverSource Investments predominantly provides U.S. domestic products and services and Threadneedle predominantly provides international investment products and services. U.S. domestic retail products are primarily distributed through our Advice & Wealth Management segment and also through unaffiliated advisors. International retail products are primarily distributed through third parties. Retail products include mutual funds, variable product funds underlying insurance and annuity separate accounts, separately managed accounts and collective funds. Asset Management products are also distributed directly to institutions through our institutional sales force. Institutional Asset Management products include traditional asset classes, separate accounts, collateralized loan obligations, hedge funds and property funds. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by both market movements and net asset flows. The asset management teams serving our Asset Management segment provide all intercompany asset management services for Ameriprise, and the fees for all such services are reflected within the Asset Management segment results through intersegment allocations. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management, Annuities and Protection segments. All intersegment activity is eliminated in our consolidated results. In 2009, 17% of our total revenues from external clients were attributable to our Asset Management business.

At December 31, 2009, our Asset Management segment had $243 billion in managed assets worldwide. Managed assets include managed external client assets and managed owned assets. Managed external client assets include client assets for which we provide investment management services, such as the assets of the RiverSource family of mutual funds, the assets of the Threadneedle funds and the Seligman funds, and assets of institutional clients. Managed assets include assets managed by sub-advisors we select. These external client assets are not reported on our Consolidated Balance Sheets. Managed owned assets include certain assets on our Consolidated Balance Sheets (such as the assets of the general account and the RiverSource Variable Product funds held in the separate accounts of our life insurance subsidiaries) for which the Asset Management segment provides management services and recognizes management fees. For additional details regarding our owned, managed and administered assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.

Investment Management Capabilities and Development

Our investment management teams manage the majority of assets in our RiverSource and Threadneedle families of mutual funds, as well as the assets we manage for institutional clients in separately managed accounts, the general and separate accounts of the RiverSource Life companies, the assets of our face-amount certificate company and the investment portfolio of Ameriprise Bank. These investment management teams also manage assets under sub-advisory arrangements.

We believe that delivering consistent and strong investment performance will positively impact our assets under management by increasing the competitiveness and attractiveness of many of

8      ANNUAL REPORT 2009

our investment products. We have implemented different approaches to investment management depending on whether the investments in our portfolio are fixed income or equity. We expect to acquire additional capabilities for the definition and management of investment processes in connection with the Columbia purchase.

In the United States, our fixed income investment management teams are centralized in Minneapolis, with our leveraged loan team located in Los Angeles. Our fixed income teams are organized by sectors, including for example, investment grade, high yield, municipal, global and structured. This sector-based approach creates focused and accountable teams organized by expertise. Portfolio performance is measured to align client and corporate interests, and asset managers are incented to collaborate, employ best practices and execute in rapid response to changing market and investment conditions consistent with established portfolio management principles. Our equity investment management teams are located in Boston, MA, Cambridge, MA, Minneapolis, MN, New York, NY and Palo Alto, CA. We have implemented a multi-platform approach to equity asset management using individual, accountable investment management teams with dedicated analytical and equity trading resources. Each team focuses on particular investment strategies and product sets. We intend to combine the activities of RiverSource Investments with those of Columbia beginning upon the expected spring 2010 consummation of that acquisition and continuing into 2011. The organization and configuration of U.S. portfolio management and analytical teams and trading resources, as well as U.S. Asset Management's operational, compliance, sales and marketing support, are expected to change significantly in connection with the Columbia integration.

We offer international investment management products and services through Threadneedle, which is headquartered in Luxembourg and which has its primary operations in London. The Threadneedle group of companies provides investment management products and services independent from our other affiliates. Threadneedle offers a wide range of asset management products and services, including segregated asset management, mutual funds and hedge funds to institutional clients as well as to retail clients through intermediaries, banks and fund platforms in Continental Europe, the United Kingdom and the Asia-Pacific region. These services comprise most asset classes, including equities, fixed income, commodities, cash and real estate. Threadneedle also offers investment management products and services to U.S. investment companies and other U.S. institutional clients, including certain RiverSource Funds. In 2009, the number of Threadneedle Funds sold in the U.S. increased to seven. In March 2009 Threadneedle entered into a distribution agreement to become a strategic partner and global fund provider to Standard Chartered Bank which included the acquisition of Standard Chartered Bank's World Express Investment Funds business.

We have continued to invest to deliver consistent and strong investment performance by enhancing our investment management leadership, talent, technology infrastructure and distribution capabilities. In November 2008 we acquired the Seligman companies and retained key investment professionals and management talent. Seligman offers asset management services emphasizing open- and closed-end investment funds, hedge funds and institutional accounts. Seligman manages the nation's first growth mutual fund and helped develop single-state municipal funds. Seligman is recognized in particular for its accomplished technology investment team, which manages retail and alternative portfolios, including Seligman Communications and Information Fund, and for its value-oriented offerings.

In addition to growth through acquisition, we are continuing to capitalize on our broad asset management capabilities by creating new retail and institutional investment products, including 3 new RiverSource mutual funds, 1 fund within Threadneedle's Open Ended Investment Company ("OEIC") offerings, and 1 fund within the Threadneedle Societe d'Investissement à Capital Variable ("SICAV") offerings, all of which launched in 2009. SICAVs and OEICs are European mutual funds that meet the requirements of the Undertakings for Collective Investment in Transferable Securities ("UCITS") Directive, and thus are eligible to be marketed throughout Europe. SICAVs are domiciled in Luxembourg, and OEICs in the United Kingdom. We also provide seed money to certain of our investment management teams to develop new products for our institutional clients.

Asset Management Offerings

Mutual Fund Families — RiverSource and Threadneedle

We provide investment advisory, distribution and other services to two families of mutual funds: the RiverSource and Threadneedle mutual fund families.

The RiverSource family of funds includes both retail mutual funds, which are available through the Ameriprise financial advisor network, as part of Ameriprise institutional 401(k) plans and through third-party financial institutions, and variable product funds, which are available as underlying investment options in variable annuity and variable life products. Mutual funds in the RiverSource family of funds are branded as RiverSource Funds, Seligman Funds and Threadneedle Funds. The RiverSource family of funds includes domestic and international equity funds, fixed income funds, cash management funds, balanced funds and fund-of-funds, with a variety of investment objectives.

ANNUAL REPORT 2009      9

Our retail mutual funds had total managed assets at December 31, 2009 of $50.6 billion in 105 funds. RiverSource Variable Series Trust Funds ("VST Funds") and Seligman Variable insurance Trusts ("VITs") had total managed assets at December 31, 2009 of $26.3 billion in 27 funds.

RiverSource Fund Distributors, Inc. acts as the principal underwriter (distributor of shares) for the RiverSource family of mutual funds. In addition, RiverSource Investments acts as investment manager and several of our subsidiaries perform various services for the funds, including accounting, administrative and transfer agency services. RiverSource Investments performs investment management services pursuant to contracts with the mutual funds that are subject to renewal by the mutual fund boards within two years after initial implementation, and thereafter, on an annual basis.

RiverSource Investments earns management fees for managing the assets of the RiverSource family of mutual funds based on the underlying asset values. We also earn fees by providing other services to the RiverSource family of mutual funds. RiverSource equity and balanced funds have a performance incentive adjustment that adjusts the level of management fees received, upward or downward, based on the fund's performance as measured against a designated external index of peers. This has a corresponding impact on management fee revenue. In 2009, revenues were adjusted downward by approximately $17 million due to performance incentive adjustments. We earn commissions for distributing the RiverSource Funds through sales charges (front-end or back-end loads) on certain classes of shares and distribution and servicing-related (12b-1) fees based on a percentage of fund assets, and receive intercompany allocation payments. This revenue is impacted by overall asset levels of the funds.

The RiverSource family of funds also uses sub-advisors to diversify and enhance investment management expertise. Since the end of 2003, Threadneedle personnel have provided investment management services to RiverSource global and international equity funds. In addition to Threadneedle, unaffiliated sub-advisors provide investment management services to certain RiverSource funds.

Threadneedle manages four OEICs and two SICAVs. The four OEICs are Threadneedle Investment Funds ICVC ("TIF"), Threadneedle Specialist Investment Funds ICVC ("TSIF") and Threadneedle Focus Investment Funds ("TFIF") and Threadneedle Advantage Portfolio Funds (TPAF). TIF, TSIF, TFIF and TPAF are structured as umbrella companies with a total of 51 (33, 13, 2 and 3, respectively) sub funds covering the world's bond and equity markets. The two SICAVs are the Threadneedle (Lux) SICAV ("T(Lux)") and World Express Funds 2 ("WEF2"). T(Lux) and WEF2 are structured as umbrella companies with a total of 30 (28 and 2 respectively) sub funds covering the world's bond and equity markets. In addition, Threadneedle manages 13 unit trusts, 10 of which invest into the OEICs, 6 property unit trusts, 1 Dublin-based cash OEIC and 1 property fund of funds.

Separately Managed Accounts

We provide investment management services to pension, profit-sharing, employee savings and endowment funds, accounts of large- and medium-sized businesses and governmental clients, as well as the accounts of high-net-worth individuals and smaller institutional clients, including tax-exempt and not-for-profit organizations. Our services include investment of funds on a discretionary or non-discretionary basis and related services including trading, cash management and reporting. We offer various fixed income and equity investment strategies for our institutional separately managed accounts clients. Through an arrangement with Threadneedle, we also offer certain international and U.S. equity strategies to U.S. clients.

For our investment management services, we generally receive fees based on the market value of managed assets pursuant to contracts that can typically be terminated by the client on short notice. Clients may also pay fees to us based on the performance of their portfolio. At December 31, 2009, we managed a total of $7.5 billion in assets under this range of services.

Management of Institutional Owned Assets

We provide investment management services and recognize management fees for certain assets on our Consolidated Balance Sheets, such as the assets held in the general account of our RiverSource Life companies, the RiverSource Variable Product funds held in the separate accounts of our RiverSource Life companies, assets held by Ameriprise Certificate Company and the investment portfolio of Ameriprise Bank. Our fixed income team manages the general account assets to produce a consolidated and targeted rate of return on investments while controlling risk. Our fixed income and equity teams also manage separate account assets. The Asset Management segment's management of institutional owned assets for Ameriprise Financial subsidiaries is reviewed by the boards of directors and staff functions of the applicable subsidiaries consistent with regulatory investment requirements. At December 31, 2009, the Asset Management segment managed $38.3 billion of institutional owned assets.

10      ANNUAL REPORT 2009

Management of Collateralized Debt Obligations ("CDOs")

We provide collateral management services to special purpose vehicles that issue CDOs through a dedicated team of investment professionals located in Los Angeles and Minneapolis. CDOs are securities collateralized by a pool of assets, primarily syndicated bank loans and, to a lesser extent, high yield bonds. Multiple tranches of securities are issued by a CDO, offering investors various maturity and credit risk characteristics. Scheduled payments to investors are based on the performance of the CDO's collateral pool. For collateral management of CDOs, we earn fees based on the par value of assets and, in certain instances, may also receive performance-based fees. At December 31, 2009, excluding CDO portfolios managed by Threadneedle, we managed $6.4 billion of assets related to CDOs.

Sub-Advisory Services

We act as sub-advisor for certain domestic and international mutual funds and are pursuing opportunities to sub-advise additional investment company assets in the U.S. and overseas. As of December 31, 2009, we managed over $2.5 billion in assets in a sub-advisory capacity.

Hedge Funds

We provide investment advice and related services to private, pooled investment vehicles organized as limited partnerships, limited liability companies or foreign (non-U.S.) entities. These funds are currently exempt from registration under the Investment Company Act of 1940 and are organized as domestic and foreign funds. For investment management services, we generally receive fees based on the market value of assets under management, as well as performance-based fees. As of December 31, 2009 we managed $3.4 billion in Hedge Fund Assets.

Ameriprise Trust Collective Funds and Separately Managed Accounts

As of December 31, 2009, $7.5 billion of RiverSource Trust Collective Funds and separate accounts were managed for Ameriprise Trust Company clients. This amount does not include the RiverSource family of mutual funds held in other retirement plans because these assets are included under assets managed for institutional and retail clients and within the "Asset Management Offerings — Mutual Fund Families — RiverSource and Threadneedle" section above.

Collective funds are investment funds that are excepted from registration with the Securities and Exchange Commission ("SEC") and offered primarily through banks and other financial institutions to institutional clients such as retirement, pension and profit-sharing plans. We currently serve as investment manager to 37 Ameriprise Trust Company collective funds covering a broad spectrum of investment strategies. We receive fees for investment management services that are generally based upon a percentage of assets under management rather than performance-based fees. In addition to RiverSource Funds and RiverSource Trust Collective Funds, Ameriprise Trust offers separately managed accounts and collective funds to our retirement plan clients.

In addition to the investment management services described above, our brokerage subsidiaries acts as broker and in limited cases as custodian, for individual retirement accounts, tax-sheltered custodial accounts and other retirement plans for individuals and small- and mid-sized businesses. At December 31, 2009, these tax-qualified assets totaled $9.9 billion.

Institutional Distribution and Services

We offer separately managed account services to a variety of institutional clients, including pension plans, employee savings plans, foundations, endowments, corporations, banks, trusts, governmental entities, high-net-worth individuals and not-for-profit organizations. We provide investment management services for insurance companies, including our insurance subsidiaries, as well as hedge fund management and other alternative investment products. These alternative investment products include CDOs available through our syndicated loan management group to our institutional clients. We provide a variety of services for our institutional clients that sponsor retirement plans. These services are provided primarily through our trust company subsidiary and one of our broker-dealer subsidiaries. Over the past two years we have increased our efforts to enhance our institutional capabilities, including funding institutional product development by our investment management teams and through the recent expansion of our institutional and sub-advisory sales teams. At December 31, 2009, we managed $72.3 billion of assets for domestic institutional clients.

International Distribution

Outside the United States, Threadneedle leads our distribution, which is categorized along three lines: Retail, Alternatives and Institutional.

Retail.    The retail business line includes Threadneedle's European mutual fund family, which ranked as the 9th largest retail fund business in the United Kingdom in terms of assets under management at December 31, 2009, according to the Investment Management Association, a trade association for the UK investment management industry. Threadneedle sells mutual funds mostly in Europe through financial intermediaries and institutions. Threadneedle provides sales and marketing support for these distribution channels.

Alternatives.    The Alternatives section of Threadneedle's business consists of six long/short equity funds, one currency

ANNUAL REPORT 2009      11

fund, one commodities fund, one managed account for specific clients that follow hedge strategies, a fixed income hedge fund and four CDO funds. The hedge funds are sold primarily to banks and other managers of funds of hedge funds.

Institutional (including Zurich).    Threadneedle's institutional business offers separately managed accounts to European and other international pension funds and other institutions. Threadneedle is expanding distribution of its institutional products in Continental Europe, the Middle East and Asia. At December 31, 2009, Threadneedle had $67 billion in managed assets in separately managed accounts including assets managed for Zurich Financial Services Group ("Zurich"). Threadneedle entered into an agreement with Zurich when we acquired Threadneedle for Threadneedle to continue to manage certain Zurich assets. At December 31, 2009, Threadneedle had separately managed assets under management totaling $49 billion for Zurich. Zurich is Threadneedle's single largest client and represented 50% of Threadneedle's assets under management as of December 31, 2009. However, the annual fees associated with these assets comprise a substantially lower portion of Threadneedle's revenue.

Our Segments — Annuities

Our Annuities segment provides RiverSource Life variable and fixed annuity products to retail clients primarily distributed through our affiliated financial advisors and to the retail clients of unaffiliated advisors. Revenues for our variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for our fixed annuity products are primarily earned as net investment income on assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. We also earn net investment income on owned assets supporting reserves for immediate annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Intersegment revenues for this segment reflect fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource VST Funds under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results. In 2009, 28% of our revenues from external clients were attributable to our Annuities business.

Our products include deferred variable and fixed annuities, in which assets accumulate until the contract is surrendered, the contract holder (or in some contracts, the annuitant) dies or the contract holder or annuitant begins receiving benefits under an annuity payout option. We also offer immediate annuities, in which payments begin within one year of issue and continue for life or for a fixed period of time. The relative proportion between fixed and variable annuity sales is generally driven by the relative performance of the equity and fixed income markets. In times of weak performance in equity markets, fixed sales are generally stronger. In times of superior performance in equity markets, variable sales are generally stronger. The relative proportion between fixed and variable annuity sales is also influenced by product design and other factors. In addition to the revenues we generate on these products, which are described below, we also receive fees charged on assets allocated to our separate accounts to cover administrative costs and a portion of the management fees from the underlying investment accounts in which assets are invested, as discussed below under "Variable Annuities." Investment management performance is critical to the profitability of our RiverSource annuity business as annuity holders have access to multiple investment options from third-party managers within the annuity.

Our branded franchisee advisors and branded advisors employed by AFSI are the largest distributors of our products and generally do not offer annuity products of our competitors. The primary exception to this general practice is that the branded advisors who joined us in connection with the H&R Block Financial Advisors acquisition have continued to offer annuities from competitors as they did prior to the acquisition. We expect they will continue to do so until we harmonize the competitive products offered by all of our branded advisors, as described below, at which point some of these advisors will offer a more limited number of competitors' products. Our independent advisors at SAI currently offer annuities from a broader array of insurance companies. In 2010, we plan to begin expanding the offerings available to all of our branded advisors to include variable annuities issued by a limited number of additional unaffiliated insurance companies. Our RiverSource Distributors subsidiary serves as the principal underwriter and distributor of RiverSource annuities through AFSI, SAI and third-party channels such as banks and broker-dealer networks. We continue to expand distribution by delivering annuity products issued by the RiverSource Life companies through non-affiliated representatives and agents of third-party distributors.

Variable Annuities

A variable annuity provides a contract holder with investment returns linked to underlying investment accounts of the contract holder's choice. These underlying investment options may include the RiverSource VST Funds previously discussed (see "Business — Our Segments — Asset Management — Asset Management Offerings — Mutual Fund Families — RiverSource and

12      ANNUAL REPORT 2009

Threadneedle", above) as well as variable portfolio funds of other companies. RiverSource variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 4% at December 31, 2009.

Our Portfolio Navigator asset allocation program is available under our variable annuities. The Portfolio Navigator program is designed to help a contract purchaser select an asset allocation model portfolio from the choices available under the program, based on the purchaser's stated investment time horizon, risk tolerance and investment goals. We believe the benefits of the Portfolio Navigator asset allocation program include a well-diversified annuity portfolio, disciplined, professionally created asset allocation models, simplicity and ease of use, access to multiple well-known money managers within each model portfolio and automatic rebalancing of the client's contract value on a quarterly basis. RiverSource Investments, our investment management subsidiary, designs and periodically updates the model portfolios based on recommendations from Morningstar Associates, an unaffiliated investment advisor.

The majority of the variable annuity contracts we issue include guaranteed minimum death benefit ("GMDB") provisions. Contract purchasers can choose optional benefit provisions to their contracts to meet their needs, including guaranteed minimum withdrawal benefit ("GMWB") and guaranteed minimum accumulation benefit ("GMAB") provisions. Approximately 98% of RiverSource Life's overall variable annuity assets include a GMDB provision and approximately 40% of RiverSource Life's overall variable annuity assets include a GMWB or GMAB provision. In general, these features can help protect contract holders and beneficiaries from a shortfall in death or living benefits due to a decline in the value of their underlying investment accounts.

The general account assets of our life insurance subsidiaries support the contractual obligations under the guaranteed benefit provisions the company issues (see "Business — Our Segments — Asset Management — Asset Management Offerings — Management of Institutional Owned Assets" above). As a result, we bear the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support. Our exposure to risk from guaranteed benefits generally will increase when equity markets decline, as evidenced by the significant decline experienced in 2008 and early 2009. You can find a discussion of liabilities and reserves related to our annuity products in Part II, Item 7A of this Annual Report on Form 10-K — "Quantitative and Qualitative Disclosures About Market Risk", as well as in Note 11, Note 12 and Note 20 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

RiverSource variable annuities provide us with fee-based revenue in the form of mortality and expense risk fees, marketing support and administrative fees, fees charged for optional features elected by the contract holder, and other contract charges. We receive marketing support payments from the VST Funds underlying our variable annuity products as well as Rule 12b-1 distribution and servicing-related fees from the VST Funds and the underlying funds of other companies. In addition, we receive marketing support payments from the affiliates of other companies' funds included as investment options in our RiverSource variable annuity products.

For the nine months ended September 30, 2009, RiverSource Life Insurance Companies ranked ninth in variable annuity sales according to LIMRA International ®.

Fixed Annuities

RiverSource fixed annuity products provide a contract holder with cash value that increases by a fixed or indexed interest rate. We periodically reset rates at our discretion subject to certain policy terms establishing minimum guaranteed interest crediting rates. Our earnings from fixed annuities are based upon the spread between rates earned on assets purchased with fixed annuity deposits and the rates at which interest is credited to our RiverSource fixed annuity contracts.

In 2007, we discontinued new sales of equity indexed annuities.

RiverSource fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1.5% to 5.0% at December 31, 2009. New contracts issued provide guaranteed minimum interest rates in compliance with state laws providing for indexed guaranteed rates.

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

Financial Strength Ratings

Our insurance company subsidiaries that issue RiverSource annuity products receive ratings from independent rating organizations. Ratings are important to maintain public confidence in our insurance subsidiaries and our protection and annuity products. For a discussion of the financial strength ratings of our insurance company subsidiaries, see the "Our Segments — Protection — Financial Strength Ratings" section, below.

ANNUAL REPORT 2009      13

Third-Party Distribution Channels

RiverSource annuity products are offered to retail clients through third-party channels, such as SunTrust Investment Services, Inc. and Wells Fargo Investments. As of December 31, 2009, we had distribution agreements for RiverSource annuity products in place with more than 120 third parties, with annual cash sales of $2.1 billion in 2009.

Our Segments — Protection

Our Protection segment provides a variety of protection products to address the protection and risk management needs of our retail clients, including life, disability income and property-casualty insurance. Life and disability income products are primarily distributed through our branded advisors. Our property-casualty products are sold primarily through affinity relationships. We issue insurance policies through our life insurance subsidiaries and the Property Casualty companies (as defined below under "Ameriprise Auto & Home Insurance Products"). The primary sources of revenues for this segment are premiums, fees and charges that we receive to assume insurance-related risk. We earn net investment income on owned assets supporting insurance reserves and capital supporting the business. We also receive fees based on the level of assets supporting variable universal life separate account balances. This segment earns intersegment revenues from fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource VST Funds under the variable universal life contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in consolidation. In 2009, 24% of our revenues from external clients were attributable to our Protection business.

RiverSource Insurance Products

Through the RiverSource Life companies, we are the issuers of both variable and fixed universal life insurance, traditional life insurance and disability income insurance. Universal life insurance is a form of permanent life insurance characterized by flexible premiums, flexible death benefits and unbundled pricing factors (i.e., mortality, interest and expenses). Traditional life insurance refers to whole and term life insurance policies that pay a specified sum to a beneficiary upon death of the insured for a fixed premium. Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith. We also offer a chronic care rider, AdvanceSource, on our new permanent insurance products. This rider allows its policy holder to accelerate a portion of the life insurance death benefit in the event of a qualified chronic care need.

Our sales of RiverSource individual life insurance in 2009, as measured by scheduled annual premiums, lump sum and excess premiums, consisted of 39% variable universal life, 53% fixed universal life and 8% traditional life. Our RiverSource Life companies issue only non-participating policies, which do not pay dividends to policyholders from the insurer's earnings.

Assets supporting policy values associated with fixed account life insurance and annuity products, as well as those assets associated with fixed account investment options under variable insurance and annuity products (collectively referred to as the "fixed accounts"), are part of the RiverSource Life companies' general accounts. Under fixed accounts, the RiverSource Life companies bear the investment risk. More information on the RiverSource Life companies' general accounts is found under "Business — Our Segments — Asset Management — Asset Management Offerings — Management of Institutional Owned Assets" above.

Variable Universal Life Insurance

We are a leader in variable universal life insurance. Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder's choice. Options may include RiverSource VST Funds discussed above, as well as variable portfolio funds of other companies. RiverSource variable universal life insurance products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 3.0% to 4.5% at December 31, 2009. For the nine months ended September 30, 2009, RiverSource Life ranked fifth in sales of variable universal life based on total premiums (according to the Tillinghast-Towers Perrin's Value survey).

Fixed Universal Life Insurance and Traditional Whole Life Insurance

Fixed universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.

RiverSource fixed universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of the issuing company subject to certain policy terms relative to minimum interest crediting rates. RiverSource fixed universal life insurance policies in force provided guaranteed minimum interest crediting rates ranging from 3.0% to 5.0% at December 31, 2009. We also offer traditional whole life insurance, which combines a death benefit with a cash value that generally increases gradually over a period of years. However, we have sold very little traditional whole life insurance in recent years. Whole life accounted for less than 1% of our insurance sales in 2009.

14      ANNUAL REPORT 2009

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

Disability Income Insurance

Disability income insurance provides monthly benefits to individuals who are unable to earn income either at their occupation at time of disability ("own occupation") or at any suitable occupation ("any occupation") for premium payments that are guaranteed not to change. Depending upon occupational and medical underwriting criteria, applicants for disability income insurance can choose "own occupation" and "any occupation" coverage for varying benefit periods. In some states, applicants may also choose various benefit provisions to help them integrate individual disability income insurance benefits with social security or similar benefit plans and to help them protect their disability income insurance benefits from the risk of inflation. For the nine months ended September 30, 2009, we were ranked as the eighth largest provider of individual (non-cancellable) disability income insurance based on premiums (according to LIMRA International).

Long Term Care Insurance

As of December 31, 2002, the RiverSource Life companies discontinued underwriting long term care insurance. However, our branded financial advisors sell long term care insurance issued by other companies, including Genworth Life Insurance Company, John Hancock Life Insurance Company and Prudential Insurance Company.

In 2004 RiverSource Life and RiverSource Life of NY began to file for approval to implement rate increases on most of their existing blocks of nursing home-only indemnity long term care insurance policies. Implementation of these rate increases began in early 2005 and continues. We have so far received approval for some or all requested increases in 50 states, with an average approved cumulative rate increase of 62.2% of premium on all such policies where an increase was requested.

In 2007 RiverSource Life and RiverSource Life of NY began to file for approval to implement rate increases on most of their existing blocks of comprehensive reimbursement long term care insurance policies. Implementation of these rate increases began in late 2007 and continues. We have so far received approval for some or all requested increases in 46 states, with an average approved cumulative rate increase of 15.4% of premium on all such policies where an increase was requested.

We may seek additional rate increases with respect to these and other existing blocks of long term care insurance policies, subject to regulatory approval.

Ameriprise Auto & Home Insurance Products

We offer personal auto, home and excess personal liability insurance products through IDS Property Casualty and its subsidiary, Ameriprise Insurance Company (the "Property Casualty companies"). Our Property Casualty companies provide personal auto, home and liability coverage to clients in 43 states and the District of Columbia.

Distribution and Marketing Channels

We offer the insurance products of our RiverSource Life companies almost exclusively through our branded financial advisors. Our branded advisors offer insurance products issued predominantly by the RiverSource Life companies. In addition, our branded advisors may offer insurance products of unaffiliated carriers, subject to certain qualifications. We also sell RiverSource Life insurance products through the AAC.

Our Property Casualty companies do not have field agents; rather, we use co-branded direct marketing to sell our personal auto and home insurance products through alliances with commercial institutions and affinity groups, and directly to our clients and the general public. Termination of one or more of these alliances could adversely affect our ability to generate new sales and retain existing business. We also receive referrals through our financial advisor network. Our Property Casualty companies have a multi-year distribution agreement with Costco Insurance Agency, Inc., Costco's affiliated insurance agency. Costco members represented 74% of all new policy sales of our Property Casualty companies in 2009. Through other alliances, we market our property casualty products to certain consumers who have a relationship with Quicken Loans and customers of Ford Motor Credit Company and offer personal home insurance products to customers of the Progressive Group.

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

Generally, we reinsure 90% of the death benefit liability related to individual fixed and variable universal life and term life insurance

ANNUAL REPORT 2009      15

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

For existing long term care policies, RiverSource Life (and RiverSource Life of NY for 1996 and later issues) retained 50% of the risk and ceded on a coinsurance basis the remaining 50% of the risk to subsidiaries of Genworth Financial, Inc. ("Genworth"). As of December 31, 2009, RiverSource Life companies' credit exposure to Genworth under this reinsurance arrangement was approximately $1.3 billion. Genworth also serves as claims administrator for our long term care policies.

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

>
We purchase reinsurance with a limit of $5 million per loss, and we retain $750,000 per loss.

>
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

Financial Strength Ratings

Independent rating organizations rate our insurance subsidiaries. Their ratings are important to maintain public confidence in our insurance subsidiaries and our protection and annuity products. Lowering of our insurance subsidiaries' ratings could have a material adverse effect on our ability to market our protection and annuity products and could lead to increased surrenders of these products. Rating organizations evaluate the financial soundness and claims-paying ability of insurance companies continually, and base their ratings on a number of different factors, including a strong market position in core products and market segments, excellent risk-adjusted capitalization and high quality investment portfolios. More specifically, the ratings assigned are developed from an evaluation of a company's balance sheet strength, operating performance and business profile. Balance sheet strength reflects a company's ability to meet its current and ongoing obligations to its contract holders and policyholders and includes analysis of a company's capital adequacy. The evaluation of operating performance centers on the stability and sustainability of a company's sources of earnings. The business profile component of the rating considers a company's mix of business, market position and depth and experience of management.

Information concerning the financial strength ratings for Ameriprise Financial, RiverSource Life and IDS Property Casualty can be found in Part II, Item 7 of this Annual Report on Form 10-K under the heading "Management's Discussion and Analysis — Liquidity and Capital Resources". We also list our ratings on our website at ir.ameriprise.com. For the most current ratings information, please see the individual rating agency's website.

Our Segments — Corporate & Other

Our Corporate & Other segment consists of net investment income on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues from various investments as well as unallocated corporate expenses. This segment also included non-recurring costs in 2007 associated with our separation from American Express.

16      ANNUAL REPORT 2009

Competition

We operate in a highly competitive industry. As a diversified financial services firm, we compete directly with a variety of financial institutions, including registered investment advisors, securities brokers, asset managers, banks and insurance companies. We compete directly with these entities for the provision of products and services to clients, as well as for our financial advisors and investment management personnel. Our products and services also compete indirectly in the marketplace with the products and services of our competitors.

Our financial advisors compete for clients with a range of other advisors, broker-dealers and direct channels, including wirehouses, regional broker-dealers, independent broker-dealers, insurers, banks, asset managers, registered investment advisers and direct distributors.

To acquire and maintain managed and administered assets, we compete against a substantial number of firms, including those in the categories listed above. Our mutual funds, like other mutual funds, face competition from other mutual fund families and alternative investment products such as exchange traded funds. Additionally, for mutual funds, high ratings from rating services such as Morningstar or Lipper, as well as favorable mention in financial publications, may influence sales and lead to increases in managed assets. As a mutual fund's assets increase, management fee revenue increases and the fund may achieve economies of scale that make it more attractive to investors because of potential resulting reductions in the fund's expense ratio. Conversely, low ratings and negative mention in financial publications can lead to outflows, which reduce management fee revenues and can impede achieving the benefits of economies of scale. Additionally, reputation and brand integrity are important in the mutual fund industry generally, and certain firms in particular, have come under regulatory and media scrutiny. Our mutual fund products compete against products of firms like Fidelity, American Funds and Oppenheimer. Competitive factors affecting the sale of mutual funds include investment performance in terms of attaining the stated objectives of the particular products and in terms of fund yields and total returns, advertising and sales promotional efforts, brand recognition, investor confidence, type and quality of services, fee structures, distribution, and type and quality of service.

Our brokerage subsidiaries compete with securities broker-dealers, independent broker-dealers, financial planning firms, registered investment advisors, insurance companies and other financial institutions in attracting and retaining members of the field force. Competitive factors in the brokerage services business include price, service and execution.

Competitors of our RiverSource Life companies and Property Casualty companies consist of both stock and mutual insurance companies, as well as other financial intermediaries marketing insurance products such as Hartford, MetLife, Prudential, Lincoln Financial, Principal Financial, Nationwide, Allstate and State Farm. Competitive factors affecting the sale of annuity products include price, product features, investment performance, commission structure, perceived financial strength, claims-paying ratings, service, brand recognition and distribution capabilities. Competitive factors affecting the sale of all insurance products include the cost of insurance and other contract charges, the level of premium rates and financial strength ratings from rating organizations such as A.M. Best. Competitive factors affecting the sale of property casualty insurance products also include brand recognition and distribution capabilities.

Technology

We have an integrated customer management system, which serves as the hub of our technology platform. In addition, we have specialized recordkeeping engines that manage individual brokerage, mutual fund, insurance and banking client accounts. Over the years we have updated our platform to include new product lines such as brokerage, deposit, credit and products of other companies, wrap accounts and e-commerce capabilities for our financial advisors and clients. We also use a proprietary suite of processes, methods, and tools for our financial planning services. We update our technological capabilities regularly to help maintain an adaptive platform design that aims to enhance the productivity of our branded financial advisors and will allow a faster, lower-cost response to emerging business opportunities, compliance requirements and marketplace trends.

Most of our applications run on a technology infrastructure that we outsourced to IBM in 2002. Under this arrangement, IBM is responsible for all mainframe, midrange and end-user computing operations and a substantial portion of our web hosting and help desk operations. Also, we outsource our voice network operations to AT&T. In addition to these two arrangements, we have outsourced our production support and a portion of our development and maintenance of our computer applications to other firms. We initiated a major replacement of our brokerage and clearing platforms in the last quarter of 2009 and continue to roll out that implementation in stages across our branded advisor network.

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

ANNUAL REPORT 2009      17

plan, we expect to be able to continue doing business and to resume operations with minimal service impacts. However, under certain scenarios, the time that it would take for us to recover and to resume operations may significantly increase depending on the extent of the disruption and the number of personnel affected.

Geographic Presence

For years ended December 31, 2009, 2008 and 2007, approximately 85%, 86% and 77%, respectively, of our long-lived assets were located in the United States and approximately 95%, 94% and 92%, respectively, of our net revenues were generated in the United States.

Employees

At December 31, 2009, we had 9,793 employees, including 2,445 employee branded advisors (which does not include our branded franchisee advisors or the unbranded advisors of SAI and its subsidiaries, none of whom are employees of our company). We are not subject to collective bargaining agreements, and we believe that our employee relations are strong.

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

We have implemented franchise and compliance standards and strive for a consistently high level of client service. For several years, we have used standards developed by the Certified Financial Planner Board of Standards, Inc., in our financial planning process. We also participated in developing the International Organization for Standardization ("ISO") 22222 Personal Financial Planning Standard published in December 2005. We put in place franchise standards and requirements for our franchisees regardless of location. We have made significant investments in our compliance processes, enhancing policies, procedures and oversight to monitor our compliance with the numerous legal and regulatory requirements applicable to our business, as described below. We expect to continue to make significant investments in our compliance infrastructure.

Investment companies and investment advisers are required by the SEC to adopt and implement written policies and procedures designed to prevent violation of federal securities laws and to designate a chief compliance officer responsible for administering these policies and procedures. The SEC and the Financial Industry Regulatory Authority, commonly referred to as FINRA, have also heightened requirements for, and continued scrutiny of, the effectiveness of supervisory procedures and compliance programs of broker-dealers, including certification by senior officers regarding the effectiveness of these procedures and programs.

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

AFSI is registered as a broker-dealer and investment adviser with the SEC, is a member of FINRA and does business as a broker-dealer and investment adviser in all 50 states the District of Columbia, Puerto Rico and the U.S. Virgin Islands. AASI has submitted an application to the SEC and FINRA to withdraw its registration as a broker-dealer, which is pending review and approval of our regulators. RiverSource Distributors, which serves as the principal underwriter and distributor of our annuities and insurance products, is registered as a broker-dealer with the SEC, each of the 50 states and the District of Columbia, and is a member of FINRA. RiverSource Fund Distributors, Inc. is also a registered broker-dealer and FINRA member. AFSI, AASI and RiverSource Distributors are also licensed as insurance agencies under state law. The SEC and FINRA have stringent rules with respect to the net capital requirements and activities of broker-dealers. Our financial advisors and other personnel must obtain all required state and FINRA licenses and registrations. SEC regulations also impose notice requirements and capital limitations on the payment of dividends by a broker-dealer to a parent. Our subsidiary, AEIS, is also registered as a broker-dealer with the SEC and appropriate states, is a member of FINRA, the New York Stock Exchange and the Boston Stock Exchange and is a stockholder in the Chicago Stock Exchange. Two subsidiaries that use our independent financial advisor platform, SAI and Brecek & Young, are also registered as broker-dealers, are members of FINRA, and are licensed as insurance agencies under state law. Certain of our subsidiaries also do business as registered investment advisers and are regulated by the SEC and state securities regulators where required.

Ameriprise Certificate Company, our face-amount certificate company, is regulated as an investment company under the Investment Company Act of 1940, as amended. Ameriprise Certificate Company pays dividends to the parent company and is

18      ANNUAL REPORT 2009

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

Our Asset Management business is regulated by the SEC and the UK Financial Services Authority ("FSA"). Our European fund distribution activities are also subject to local country regulations. Threadneedle's Australian CDO management business is regulated by the Australian Securities and Investment Commission ("ASIC").

Our trust company is primarily regulated by the Minnesota Department of Commerce (Banking Division) and is subject to capital adequacy requirements under Minnesota law. It may not accept deposits or make personal or commercial loans. As a provider of products and services to tax-qualified retirement plans and IRAs, certain aspects of our business, including the activities of our trust company, fall within the compliance oversight of the U.S. Departments of Labor and Treasury, particularly regarding the enforcement of the Employee Retirement Income Security Act of 1974, commonly referred to as ERISA, and the tax reporting requirements applicable to such accounts.

The Minnesota Department of Commerce (Insurance Division), the Wisconsin Office of the Commissioner of Insurance and the New York State Insurance Department (the "Domiciliary Regulators") regulate certain of the RiverSource Life companies, IDS Property Casualty, and Ameriprise Insurance Company depending on each company's state of domicile, which affects both our Protection and Annuities segments. The New York State Insurance Department regulates RiverSource Life of NY. In addition to being regulated by their Domiciliary Regulators, our RiverSource Life companies and Property Casualty companies are regulated by each of the insurance regulators in the states where each is authorized to transact the business of insurance. Other states also regulate such matters as the licensing of sales personnel and, in some cases, the underwriting, marketing and contents of insurance policies and annuity contracts. The primary purpose of such regulation and supervision is to protect the interests of contract holders and policyholders. Financial regulation of our RiverSource Life companies and Property Casualty companies is extensive, and their financial and intercompany transactions (such as intercompany dividends, capital contributions and investment activity) are often subject to pre-notification and continuing evaluation by the Domiciliary Regulators. Virtually all states require participation in insurance guaranty associations which assess fees to insurance companies in order to fund claims of policyholders and contract holders of insolvent insurance companies.

ANNUAL REPORT 2009      19

The National Association of Insurance Commissioners ("NAIC") defines risk-based capital ("RBC") requirements for insurance companies. The RBC requirements are used by the NAIC and state insurance regulators to identify companies that merit regulatory actions designed to protect policyholders. Our RiverSource Life companies and Property Casualty companies are subject to various levels of regulatory intervention should their total adjusted statutory capital fall below the RBC requirement. At the "company action level," defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The "regulatory action level," which is between 75% and 50% of the RBC requirement, subjects an insurer to examination, analysis and specific corrective action prescribed by the primary state regulator. If a company's total adjusted capital falls between 50% and 35% of its RBC requirement, referred to as "authorized control level," the insurer's primary state regulator may place the insurer under regulatory control. Insurers with total adjusted capital below 35% of the requirement will be placed under regulatory control.

RiverSource Life, RiverSource Life of NY, IDS Property Casualty and Ameriprise Insurance Company maintain capital well in excess of the company action level required by their state insurance regulators. For RiverSource Life, the company action level RBC was $803 million as of December 31, 2009, and the corresponding total adjusted capital was $3.5 billion, which represents 430% of company action level RBC. For RiverSource Life of NY, the company action level RBC was $44 million as of December 31, 2009, and the corresponding total adjusted capital was $286 million, which represents 653% of company action level RBC. As of December 31, 2009, the company action level RBC was $133 million for IDS Property Casualty and $2 million for Ameriprise Insurance Company. As of December 31, 2009, IDS Property Casualty had $405 million of total adjusted capital, or 305% of the company action level RBC, and Ameriprise Insurance Company had $46 million of total adjusted capital, or 2300% of the company action level RBC.

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

The instability and impacted values and liquidity in global financial markets experienced during 2008 and 2009 and through the present time have resulted in an unprecedented amount of government intervention in financial markets, including direct investment in certain financial institutions. Governments and regulators in the U.S. and abroad are considering or have implemented new and more expansive laws and regulations which may directly impact our businesses. Additional discussion of potential risks arising from enactment of new regulations can be found in Item 1A of this Annual Report on Form 10-K — "Risk Factors."

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

We have operations in the EU through Threadneedle and certain of our other subsidiaries. We monitor developments in EU legislation, as well as in the other markets in which we operate, to ensure that we comply with all applicable legal requirements, including EU directives applicable to financial institutions as implemented in the various member states. Because of the mix of Asset Management, Advice & Wealth Management, Annuities and Protection activities we conduct, we are continually assessing the

20      ANNUAL REPORT 2009

impact of, and insuring compliance with, the EU Financial Conglomerates Directive, which contemplates that certain financial conglomerates involved in banking, insurance and investment activities will be subject to a system of supplementary supervision at the level of the holding company constituting the financial conglomerate. The directive requires financial conglomerates to, among other things, implement measures to prevent excessive leverage and multiple leveraging of capital and to maintain internal control processes to address risk concentrations as well as risks arising from significant intragroup transactions. We have designated the OTS as our global consolidated supervisory regulator under the EU Financial Conglomerates Directive.

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

Segment Information and Classes of Similar Services

You can find financial information regarding our operating segments and classes of similar services in Note 26 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could have a material adverse effect on our business, financial condition or results of operations and could cause the trading price of our common stock to decline. Based on the information currently known to us, we believe that the following information identifies the material factors affecting our company. However, the risks and uncertainties our company faces are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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

Although U.S. and global capital markets demonstrated signs of improvement and stabilization in the second half of 2009, current market conditions remains precarious and any further declines or volatility in U.S. and global market conditions would impact our businesses. Our businesses have been and in the future may be adversely affected by U.S. and global capital market and credit crises, the repricing of credit risk, equity market volatility and decline, and stress or recession in the U.S. and global economies generally. In addition, since the second half of 2007, difficulties in the mortgage and broader capital markets in the United States and elsewhere, coupled with the repricing of credit risk, have created extremely difficult and uncertain market conditions. Each of our segments operates in these markets with exposure for ourselves and our clients in securities, loans, derivatives, alternative investments, seed capital and other commitments. It is difficult to predict how long and to what extent the aforementioned conditions will exist, which of our markets, products and businesses will be directly affected in terms of revenues, management fees and investment valuations and earnings, and to what extent our clients may seek to bring claims arising out of investment performance. As a result, these factors could materially adversely impact our results of operations. Certain of our insurance and annuity products and certain of our investment and banking products are sensitive to interest rate fluctuations, and our future costs associated with such variations may differ from our historical costs. In addition, interest rate fluctuations could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of our variable annuity

ANNUAL REPORT 2009      21

products. Although we typically hedge against such fluctuations, significant changes in interest rates could have a material adverse impact on our results of operations.

During periods of increasing market interest rates, we must offer higher crediting rates on interest-sensitive products, such as fixed universal life insurance, fixed annuities, face-amount certificates and certificates of deposit, and we must increase crediting rates on in force products to keep these products competitive. Because returns on invested assets may not increase as quickly as current interest rates, we may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies, annuity contracts and certificates of deposit and requests for policy loans, as policyholders, contract holders and depositors seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from our business. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage assets. These withdrawals and surrenders may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations. An increase in surrenders and withdrawals also may require us to accelerate amortization of deferred acquisition costs or other intangibles or cause an impairment of goodwill, which would increase our expenses and reduce our net earnings.

During periods of falling interest rates or stagnancy of low interest rates, our spread may be reduced or could become negative, primarily because some of our products have guaranteed minimum crediting rates. Due to the long-term nature of the liabilities associated with certain of our businesses, such as fixed annuities and guaranteed benefits on variable annuities, sustained declines or stagnancy of low interest rates in long-term interest rates may subject us to reinvestment risks and increased hedging costs.

Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates or stagnancy of low interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we are forced to reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of certain callable fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates, which increase the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments.

Significant downturns and volatility in equity markets have had and could continue to have an adverse effect on our financial condition and results of operations. Market downturns and volatility may cause, and have caused, potential new purchasers of our products to refrain from purchasing products, such as mutual funds, OEICs, variable annuities and variable universal life insurance, which have returns linked to the performance of the equity markets. If we are unable to offer appropriate product alternatives which encourage customers to continue purchasing in the face of actual or perceived market volatility, our sales and management fee revenues could decline. Downturns may also cause current shareholders in our mutual funds and OEICs, contract holders in our annuity products and policyholders in our protection products to withdraw cash values from those products.

Additionally, downturns and volatility in equity markets can have, and have had, an adverse effect on the revenues and returns from our asset management services, wrap accounts and variable annuity contracts. Because the profitability of these products and services depends on fees related primarily to the value of assets under management, declines in the equity markets will reduce our revenues because the value of the investment assets we manage will be reduced. In addition, some of our variable annuity products contain guaranteed minimum death benefits and guaranteed minimum withdrawal and accumulation benefits. A significant equity market decline or volatility in equity markets could result in guaranteed minimum benefits being higher than what current account values would support, thus producing a loss as we pay the benefits, having an adverse effect on our financial condition and results of operations. Although we have hedged a portion of the guarantees for the variable annuity contracts in order to mitigate the financial loss of equity market declines or volatility, there can be no assurance that such a decline or volatility would not materially impact the profitability of certain products or product lines or our financial condition or results of operations. Further, the cost of hedging our liability for these guarantees may increase as a result of low interest rates and volatility in the equity markets. In addition, heightened volatility creates greater uncertainty for future hedging effectiveness.

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

22      ANNUAL REPORT 2009

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

In addition, during periods of unfavorable or stagnating market or economic conditions, the level of individual investor participation in the global markets may also decrease, which would negatively impact the results of our retail businesses. Concerns about current market and economic conditions, declining real estate values and decreased consumer confidence have caused and in the future may cause some of our clients to reduce the amount of business that they do with us. We cannot predict whether or the extent to which improvements in market conditions and consumer confidence experienced in the second half of 2009 will continue or will extend more broadly across a wider range of financial asset classes than those which experienced improvement. Fluctuations in global market activity could impact the flow of investment capital into or from assets under management and the way customers allocate capital among money market, equity, fixed maturity or other investment alternatives, which could negatively impact our Asset Management, Advice & Wealth Management and Annuities businesses. Also, during periods of unfavorable economic conditions, unemployment rates can increase, and have increased, which can result in higher loan delinquency and default rates, and this can have a negative impact on our banking business. Uncertain economic conditions and heightened market volatility may also increase the likelihood that clients or regulators present or threaten legal claims, that regulators may increase the frequency and scope of their examinations of us or the financial services industry generally, and that lawmakers enact new requirements or taxation which have a material impact on our revenues, expenses or statutory capital requirements.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets continue to experience varying degrees of volatility and disruption. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We need liquidity to pay our operating expenses, interest expenses and dividends on our capital stock. Without sufficient liquidity, we could be required to curtail our operations, and our business would suffer.

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

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to satisfy statutory capital requirements, generate fee income and market-related revenue to meet liquidity needs and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue different types of capital than we would otherwise, less effectively deploy such capital, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility.

The impairment of other financial institutions could adversely affect us.

We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds, insurers, reinsurers and other investment funds and other institutions. The operations of U.S. and global financial services institutions are highly interconnected and a decline in the financial condition of one or more financial services institutions may expose us to credit losses or defaults, limit our access to liquidity or otherwise disrupt the operations of our businesses.

Many transactions with and investments in the products and securities of other financial institutions expose us to credit risk in the event of default of our counterparty. With respect to secured transactions, our credit risk may be exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to it. We also have exposure to financial institutions in the form of unsecured debt instruments, derivative transactions

ANNUAL REPORT 2009      23

(including with respect to derivatives hedging our exposure on variable annuity contracts with guaranteed benefits), reinsurance and underwriting arrangements and equity investments. There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely impact our business and results of operations.

Downgrades in the credit or financial strength ratings assigned to the counterparties with whom we transact could create the perception that our financial condition will be adversely impacted as a result of potential future defaults by such counterparties. Additionally, we could be adversely affected by a general, negative perception of financial institutions caused by the downgrade of other financial institutions. Accordingly, ratings downgrades for other financial institutions could affect our market capitalization and could limit access to or increase our cost of capital.

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

Capital and credit market volatility can exacerbate, and has exacerbated, the risk of third-party defaults, bankruptcy filings, foreclosures, legal actions and other events that may limit the value of or restrict our access and our clients' access to cash and investments. Although we are not required to do so, we have elected in the past, and we may elect in the future, to compensate clients for losses incurred in response to such events, provide clients with temporary credit or liquidity or other support related to products that we manage, or provide credit liquidity or other support to the financial products we manage. Any such election to provide support may arise from factors specific to our clients, our products or industry-wide factors. If we elect to provide additional support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material and could adversely impact our results of operations. If we were to take such actions we may also restrict or otherwise utilize our corporate assets, limiting our flexibility to use these assets for other purposes, and may be required to raise additional capital.

Governmental initiatives intended to address capital market and general economic conditions may not be effective and may give rise to additional requirements for our business, including enhanced oversight, new capital requirements, additional fees and taxes or other regulations, that could materially impact our results of operations, financial condition and liquidity in ways that we cannot predict.

Recent economic conditions have caused the U.S. federal government, Federal Reserve and other U.S. and foreign governmental and regulatory bodies to take or to consider taking legislative and regulatory actions designed to address the financial crisis and to mitigate against the risk of similar crises going forward. In 2009, the U.S. Senate and House of Representatives passed various forms of legislation setting forth a comprehensive plan for regulatory reform in the financial industry. While such legislation has not been finalized, these plans contemplate significant structural reforms, including heightened governmental powers to regulate risk across the financial system and the creation of a new consumer financial protection agency. The legislation also calls for increased substantive regulation of the financial industry, including heightened regulation of large financial institutions whose combination of size, leverage, and interconnectedness could, upon the failure of such an institution, pose a threat to financial stability, a modified standard of care for broker-dealers, expanded regulation over credit ratings agencies and derivatives and securitization markets, effective increases in regulatory capital requirements, and various corporate governance initiatives. In addition, specific taxes targeted at larger financial institutions have been proposed that could increase our costs and reduce our earnings. There can be no assurance as to whether or when any of the parts of the proposed financial reform plans will be enacted into legislation, and if adopted, what the final provisions of such legislation will be.

This legislation or similar proposals may fail to stabilize the financial markets or the economy generally. Any new legislation or regulatory changes could require us to change certain of our business practices, impose additional costs on us, or otherwise adversely affect our business operations, regulatory reporting relationships, results of operations or financial condition. Consequences may include substantially higher compliance costs as well as material effects on interest rates and foreign exchange rates, which could materially impact our investments, results of operations and liquidity in ways that we cannot predict. In addition, prolonged government support for, and intervention in the management of, private institutions could distort customary and expected commercial behavior on the part of those institutions, adversely impacting us. In addition, we are subject to extensive laws and regulations that are administered and enforced by different governmental authorities and non-governmental self-regulatory organizations, including foreign regulators, state

24      ANNUAL REPORT 2009

securities and insurance regulators, the SEC, the New York Stock Exchange, FINRA, The Securities Investor Protection Corporation ("SIPC"), the OTS, the U.S. Department of Justice and state attorneys general. Financial conditions may prompt, and have prompted, some of these authorities to consider additional regulatory requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their authority in new or more expansive ways and the U.S. government may create additional regulators or materially change the authorities of existing regulators. All of these possibilities, if they occurred, could impact the way we conduct our business and manage our capital, and may require us to satisfy increased capital requirements, which in turn could materially impact our results of operations, financial condition and liquidity.

Defaults in our fixed maturity securities portfolio or consumer credit products could adversely affect our earnings.

Issuers of the fixed maturity securities that we own may default on principal and interest payments. As of December 31, 2009, 5% of our invested assets had ratings below investment-grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, that default on their debt obligations. Default-related declines in the value of our fixed maturity securities portfolio or consumer credit products could cause our net earnings to decline and could also cause us to contribute capital to some of our regulated subsidiaries, which may require us to obtain funding during periods of unfavorable market conditions. Higher delinquency and default rates in our bank's loan portfolio could require us to contribute capital to Ameriprise Bank and may result in additional restrictions from our regulators that impact the use and access to that capital.

If the counterparties to our reinsurance arrangements or to the derivative instruments we use to hedge our business risks default, we may be exposed to risks we had sought to mitigate, which could adversely affect our financial condition and results of operations.

We use reinsurance to mitigate our risks in various circumstances as described in Item 1 of this Annual Report on Form 10-K — "Business — Our Segments — Protection — Reinsurance." Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit and performance risk with respect to our reinsurers. A reinsurer's insolvency or its inability or unwillingness to make payments under the terms of our reinsurance agreement could have a material adverse effect on our financial condition and results of operations. See Notes 2 and 10 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In addition, we use a variety of derivative instruments (including options, forwards, and interest rate and currency swaps) with a number of counterparties to hedge business risks. The amount and breadth of exposure to derivative counterparties, as well as the cost of derivative instruments, have increased significantly in connection with our strategies to hedge guaranteed benefit obligations under our variable annuity products. If our counterparties fail to honor their obligations under the derivative instruments in a timely manner, our hedges of the related risk will be ineffective. That failure could have a material adverse effect on our financial condition and results of operations. This risk of failure of our hedge transactions may be increased by capital market volatility.

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

The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value that considers a wide range of factors about the security issuer, and management uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential, which assumptions and estimates are more difficult to make with certainty under current market conditions.

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

ANNUAL REPORT 2009      25

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

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, certain securities may require additional subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation, thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Some of our investments are relatively illiquid.

We invest a portion of our owned assets in certain privately placed fixed income securities, mortgage loans, policy loans, limited partnership interests, collateralized debt obligations and restricted investments held by securitization trusts, among others, all of which are relatively illiquid. These asset classes represented 12% of the carrying value of our investment portfolio as of December 31, 2009. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than we would otherwise have been able to realize, or both, which could have an adverse effect on our financial condition and results of operations.

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

Historically, our branded advisor network (both franchisee advisors and those employed by AFSI) distributed annuity and protection products issued almost exclusively (in the case of annuities) or predominantly (in the case of protection products) by our RiverSource Life companies. The primary exception to this general practice is that the branded advisors who joined us in connection with the H&R Block Financial Advisors acquisition have continued to offer annuities from competitors as they did prior to the acquisition. We expect they will continue to do so until we harmonize the competitive products offered by all of our branded advisors, as described below, at which point some of these advisors will offer a more limited number of competitors' products. In 2010, we plan to begin expanding the offerings available to all of our branded advisors to include variable annuities issued by a limited number of unaffiliated insurance companies. As a result of this and further openings of our branded advisor network to the products of other companies, we could experience lower sales of our companies' products, higher surrenders, or other developments which might not be fully offset by higher distribution revenues or other benefits, possibly resulting in an adverse effect on our results of operations.

A drop in investment performance as compared to our competitors could negatively impact our ability to increase profitability.

Sales of our own mutual funds by our affiliated financial advisor network comprise a significant percentage of our total mutual fund sales. We attribute this success to performance, new

26      ANNUAL REPORT 2009

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

Our insurance companies are subject to state regulation and must comply with statutory reserve and capital requirements. State regulators are continually reviewing and updating these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices. The NAIC adopted a change to require principles-based reserves for variable annuities at the end of 2009, and continues to discuss moving to a principles-based reserving system for other insurance and annuity products. The requirement for principles-based variable annuity reserves, along with a similar risk-based capital requirement adopted previously, may result in statutory reserves and risk-based capital for variable annuities being more sensitive to changes in equity prices and other market factors. It is not possible at this time to estimate the potential impact on our insurance businesses of future changes in statutory reserve and capital requirements. Further, we cannot predict the effect that proposed federal legislation, such as the option of federally chartered insurers or a mandated federal systemic risk regulator, may have on our insurance businesses or their competitors. Compliance with applicable laws and regulations is time consuming and personnel-intensive. Moreover, the evaluation of our compliance with broker-dealer, investment advisor, insurance company and banking regulation by the SEC, OTS and other regulatory organizations is an ongoing feature of our business, the outcomes of which may not be foreseeable. Changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business. Our financial advisors may decide that the direct cost of compliance and the indirect cost of time spent on compliance matters outweigh the benefits of a career as a financial advisor, which could lead to financial advisor attrition. The costs of the compliance requirements we face, and the constraints they impose on our operations, could have a material adverse effect on our financial condition and results of operations. In addition, we may be required to reduce our fee levels, or restructure the fees we charge, as a result of regulatory initiatives or proceedings that are either industry-wide or specifically targeted at our company. Reductions or other changes in the fees that we charge for our products and services could reduce our revenues and earnings. Moreover, in the years ended December 31, 2009, 2008 and 2007, we earned $1.4 billion, $1.6 billion and $1.8 billion, respectively, in distribution fees. A significant portion of these revenues was paid to us by our own RiverSource family of mutual funds in accordance with plans and agreements of distribution adopted under Rule 12b-1 promulgated under the Investment Company Act of 1940, as amended, or Rule 12b-1. We believe that these fees are a critical element in the distribution of our own mutual funds. However, an industry-wide reduction or restructuring of Rule 12b-1 fees could have a material adverse effect on our ability to distribute our own mutual funds and the fees we receive for distributing other companies' mutual funds, which could, in turn, have a material adverse effect on our revenues and earnings.

Consumer lending activities at our bank are subject to applicable laws as well as regulation by various regulatory bodies. Changes in laws or regulation could affect our bank's ability to conduct business. These changes could include but are not limited to our bank's ability to market and sell products, fee pricing or interest

ANNUAL REPORT 2009      27

rates that can be charged on loans outstanding, changes in communication with customers that affect payments, statements and collections of loans, and changes in accounting for the consumer lending business.

The majority of our affiliated financial advisors are independent contractors. Legislative or regulatory action that redefines the criteria for determining whether a person is an employee or an independent contractor could materially impact our relationships with our advisors, and our business, resulting in an adverse effect on our results of operations.

For a further discussion of the regulatory framework in which we operate, see Item 1 of this Annual Report on Form 10-K — "Business — Regulation."

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

A failure to protect our reputation, including the proper management of conflicts of interest, could adversely affect our businesses.

Our reputation is one of our most important assets. Our ability to attract and retain customers, investors, employees and affiliated financial advisors is highly dependent upon external perceptions of our level of service, business practices and financial condition. Damage to our reputation could cause significant harm to our business and prospects and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, unethical behavior and the misconduct of employees, affiliated financial advisors and counterparties. Negative perceptions or publicity regarding these matters could damage our reputation among existing and potential customers, investors, employees and affiliated financial advisors. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.

Our reputation is also dependent on our continued identification of and mitigation against conflicts of interest. As we have expanded the scope of our businesses and our client base, we increasingly have to identify and address potential conflicts of interest, including those relating to our proprietary activities and those relating to our sales of non-proprietary products from manufacturers that have agreed to provide us marketing, sales and account maintenance support. For example, conflicts may arise between our position as a provider of financial planning services and as a manufacturer and/or distributor or broker of asset accumulation, income or insurance products that one of our affiliated financial advisors may recommend to a financial planning client. We have procedures and controls that are designed to identify, address and appropriately disclose conflicts of interest. However, identifying and appropriately dealing with conflicts of interest is complex, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. It is possible also that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make our clients less willing to enter into transactions in which such a conflict may occur, and will adversely affect our businesses.

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

>
binding us to transactions that exceed authorized limits;

>
hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses;

>
improperly using, disclosing or otherwise compromising confidential information;

>
recommending transactions that are not suitable;

>
engaging in fraudulent or otherwise improper activity;

>
engaging in unauthorized or excessive trading to the detriment of customers; or

>
otherwise not complying with laws, regulations or our control procedures.

We cannot always deter misconduct by our employees and affiliated financial advisors, and the precautions we take to prevent and detect this activity may not be effective in all cases. Preventing and detecting misconduct among our branded

28      ANNUAL REPORT 2009

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

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our operations, both domestically and internationally. Various regulatory and governmental bodies have the authority to review our products and business practices and those of our employees and independent financial advisors and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our employees or affiliated financial advisors, are improper. Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the industries and businesses in which we operate. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. See Item 3 of this Annual Report on Form 10-K — "Legal Proceedings." In or as a result of turbulent times such as those we have experienced, the volume of claims and amount of damages sought in litigation and regulatory proceedings generally increase. Substantial legal liability in current or future legal or regulatory actions could have a material adverse financial effect or cause significant reputational harm, which in turn could seriously harm our business prospects.

A downgrade or a potential downgrade in our financial strength or credit ratings could adversely affect our financial condition and results of operations.

Financial strength ratings, which various ratings organizations publish as a measure of an insurance company's ability to meet contract holder and policyholder obligations, are important to maintain public confidence in our products, the ability to market our products and our competitive position. A downgrade in our financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on our financial condition and results of operations in many ways, including:

>
reducing new sales of insurance products, annuities and investment products;

>
adversely affecting our relationships with our affiliated financial advisors and third-party distributors of our products;

>
materially increasing the number or amount of policy surrenders and withdrawals by contract holders and policyholders;

>
requiring us to reduce prices for many of our products and services to remain competitive; and

>
adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.

A downgrade in our credit ratings could also adversely impact our future cost and speed of borrowing and have an adverse effect on our financial condition, results of operations and liquidity.

In view of the difficulties experienced recently by many financial institutions, including our competitors in the insurance industry, the ratings organizations have heightened the level of scrutiny that they apply to such institutions and have requested additional information from the companies that they rate. They may increase the frequency and scope of their credit reviews, adjust upward the capital and other requirements employed in the ratings organizations' models for maintenance of ratings levels, or downgrade ratings applied to particular classes of securities or types of institutions. Ratings organizations may also become subject to tighter laws and regulations governing the ratings, which may in turn impact the ratings assigned to financial institutions.

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

ANNUAL REPORT 2009      29

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

We set prices for RiverSource life insurance and some annuity products based upon expected claim payment patterns, derived from assumptions we make about our policyholders and contract holders, the morbidity rates, or likelihood of sickness, and mortality rates, or likelihood of death. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if morbidity rates are higher, or mortality rates are lower, than our pricing assumptions, we could be required to make greater payments under disability income insurance policies, chronic care riders and immediate annuity contracts than we had projected. The same holds true for long term care policies we previously underwrote to the extent of the risks that we have retained. If mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with guaranteed minimum death benefits than we have projected.

The risk that our claims experience may differ significantly from our pricing assumptions is particularly significant for our long term care insurance products notwithstanding our ability to implement future price increases with regulatory approvals. As with life insurance, long term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years. However, as a relatively new product in the market, long term care insurance does not have the extensive claims experience history of life insurance and, as a result, our ability to forecast future claim rates for long term care insurance is more limited than for life insurance. We have sought to moderate these uncertainties to some extent by partially reinsuring long term care policies we previously underwrote and by limiting our present long term care insurance offerings to policies underwritten fully by unaffiliated third-party insurers, and we have also implemented rate increases on certain in force policies as described in Item 1 of this Annual Report on Form 10-K — "Business — Our Segments — Protection — RiverSource Insurance Products — Long Term Care Insurance". We may be required to implement additional rate increases in the future and may or may not receive regulatory approval for the full extent and timing of any rate increases that we may seek.

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

For our long term care insurance and certain universal life insurance policies, actual persistency that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain in force longer than we assumed, then we could be required to make greater benefit payments than we had anticipated when we priced or partially reinsured these products. Some of our long term care insurance policies have experienced higher persistency and poorer loss experience than we had assumed, which led us to increase premium rates on certain of these policies.

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

30      ANNUAL REPORT 2009

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

For more information regarding DAC, see Part II, Item 7 of this Annual Report on Form 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Deferred Acquisition Costs and Deferred Sales Inducement Costs" and " Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting Pronouncements."

We may not be able to protect our intellectual property and may be subject to infringement claims.

We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could have a material adverse effect on our business and our ability to compete.

We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon such other party's intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could otherwise limit our ability to offer certain product features. Any party that holds such a patent could make a claim of infringement against us. We may also be subject to claims by third parties for breach of copyright, trademark, license usage rights, or misappropriation of trade secret rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.

Breaches of security, or the perception that our technology infrastructure is not secure, could harm our business.

Our business requires the appropriate and secure utilization of client and other sensitive information. Our operations require the secure transmission of confidential information over public networks. Security breaches in connection with the delivery of our products and services, including products and services utilizing the Internet, as well as intrusions resulting from the efforts of "hackers" seeking the sensitive data we possess, and the trend toward broad consumer and general public notification of such incidents, could significantly harm our business, financial condition or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks used in connection with our products and services.

Protection from system interruptions and operating errors is important to our business. If we experience a sustained interruption to our telecommunications or data processing systems, or other failure in operational execution, it could harm our business.

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

ANNUAL REPORT 2009      31

equipment failures, failures of internal or vendor software or systems and other events beyond our control. Further, we face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that we use to facilitate or are component providers to our securities transactions and other product manufacturing and distribution activities. These risks are heightened by our deployment in response to both investor interest and evolution in the financial markets of increasingly sophisticated products, such as those which incorporate automatic asset re-allocation, long/short trading strategies or multiple portfolios or funds, and business-driven hedging, compliance and other risk management strategies. Any such failure, termination or constraint could adversely impact our ability to effect transactions, service our clients and manage our exposure to risk.

Risk management policies and procedures may not be fully effective in identifying or mitigating risk exposure in all market environments or against all types of risk, including employee and financial advisor misconduct.

We have devoted significant resources to develop our risk management policies and procedures and will continue to do so. Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. Many of our methods of managing risk and exposures are based upon our use of observed historical market behavior or statistics based on historical models. During periods of market volatility or due to unforeseen events, the historically derived correlations upon which these methods are based may not be valid. As a result, these methods may not accurately predict future exposures, which could be significantly greater than what our models indicate. This could cause us to incur investment losses or cause our hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated.

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

Insurance, banking and securities laws and regulations regulate the ability of many of our subsidiaries (such as our insurance, banking and brokerage subsidiaries and our face-amount certificate company) to pay dividends or make other permitted payments. See Item 1 of this Annual Report on Form 10-K — "Regulation" as well as the information contained in Part II, Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources." In addition to the various regulatory restrictions that constrain our subsidiaries' ability to pay dividends or make other permitted payments to our company, the rating organizations impose various capital requirements on our company and our insurance company subsidiaries in order for us to maintain our ratings and the ratings of our insurance subsidiaries. The value of assets on the company-level balance sheets of our subsidiaries is a significant factor in determining these restrictions and capital requirements. As asset values decline, our and our subsidiaries' ability to pay dividends or make other permitted payments can be reduced. Additionally, the various asset classes held by our subsidiaries, and used in determining required capital levels, are weighted differently or are restricted as to the proportion in which they may be held depending upon their liquidity, credit risk and other factors. Volatility in relative asset values among different asset classes can alter the proportion of our subsidiaries' holdings in those classes,

32      ANNUAL REPORT 2009

which could increase required capital and constrain our and our subsidiaries' ability to pay dividends or make other permitted payments. The regulatory capital requirements and dividend-paying ability of our subsidiaries may also be affected by a change in the mix of products sold by such subsidiaries. For example, fixed annuities typically require more capital than variable annuities, and an increase in the proportion of fixed annuities sold in relation to variable annuities could increase the regulatory capital requirements of our life insurance subsidiaries. This may reduce the dividends or other permitted payments which could be made from those subsidiaries in the near term without the rating organizations viewing this negatively. Further, the capital requirements imposed upon our subsidiaries may be impacted by heightened regulatory scrutiny and intervention, which could negatively affect our and our subsidiaries' ability to pay dividends or make other permitted payments. Additionally, in the past we have found it necessary to provide support to certain of our subsidiaries in order to maintain adequate capital for regulatory or other purposes and we may provide such support in the future. The provision of such support could adversely affect our excess capital, liquidity, and the dividends or other permitted payments received from our subsidiaries.

The operation of our business in foreign markets and our investments in non-U.S. denominated securities and investment products subjects us to exchange rate and other risks in connection with earnings and income generated overseas.

While we are a U.S.-based company, a portion of our business operations occur outside of the U.S. and some of our investments are not denominated in U.S. dollars. As a result, we are exposed to certain foreign currency exchange risks that could reduce U.S. dollar equivalent earnings as well as negatively impact our general account and other proprietary investment portfolios. Appreciation of the U.S. dollar could unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments and investments in foreign subsidiaries. In comparison, depreciation of the U.S. dollar could positively affect our net income from foreign operations and the value of non-U.S. dollar denominated investments, though such depreciation could also diminish investor, creditor and ratings agency perceptions of our company compared to peer companies that have a relatively greater proportion of foreign operations or investments.

We may seek to mitigate these risks by employing various hedging strategies including entering into derivative contracts. Currency fluctuations, including the effect of changes in the value of U.S. dollar denominated investments that vary from the amounts ultimately needed to hedge our exposure to changes in the U.S. dollar equivalent of earnings and equity of these operations, may adversely affect our results of operations, cash flows or financial condition.

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

>
changes in expectations concerning our future financial performance and the future performance of the financial services industry in general, including financial estimates and recommendations by securities analysts;

>
differences between our actual financial and operating results and those expected by investors and analysts;

>
our strategic moves and those of our competitors, such as acquisitions or restructurings;

>
changes in the regulatory framework of the financial services industry and regulatory action; and

>
changes in general economic or market conditions.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

ANNUAL REPORT 2009      33

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

>
a board of directors that is divided into three classes with staggered terms;

>
elimination of the right of our shareholders to act by written consent;

>
rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;

>
the right of our board of directors to issue preferred stock without shareholder approval; and

>
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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We operate our business from two principal locations, both of which are located in Minneapolis, Minnesota: the Ameriprise Financial Center, an 897,280 square foot building that we lease, and our 903,722 square foot Client Service Center, which we own. Each of these principal locations meets high environmental standards: The Client Service Center has achieved the U.S. Green Building Council ("USGBC") LEED Gold Certification, and the Ameriprise Financial Center has achieved USGBC LEED Silver Certification. Our lease term for the Ameriprise Financial Center began in November 2000 and is for 20 years, with several options to extend the term. Our aggregate annual rent for the Ameriprise Financial Center is $15 million. Ameriprise Financial, Inc. owns the 170,815 square foot Oak Ridge Conference Center, a training facility and conference center in Chaska, Minnesota, which can also serve as a disaster recovery site, if necessary. We also lease space in an operations center located in Minneapolis, and we occupy space in a second operations center located in Phoenix, Arizona.

Our property and casualty subsidiary, IDS Property Casualty, leases approximately 142,000 square feet at its corporate headquarters in DePere, Wisconsin, a suburb of Green Bay. The lease has a ten-year term expiring in 2014 with an option to renew the lease for up to six renewal terms of five years each.

SAI leases its corporate headquarters, containing approximately 88,000 square feet, in LaVista, Nebraska, a suburb of Omaha, under a lease that runs through January 31, 2018 with renewal options. SAI also maintains data centers and disaster recovery facilities in Omaha, Nebraska and Kansas City, Missouri.

Threadneedle leases one office facility in London, England and one in Swindon, England. It is the sole tenant of its London office, a 60,410 square foot building, under a lease expiring in June 2018. Threadneedle also leases part of a building in Frankfurt, Germany and rents offices in a number of other European cities, Hong Kong, Singapore and Australia to support its global operations.

J. & W. Seligman leases offices in New York City containing approximately 100,000 square feet under a lease expiring in 2019. Seligman occupies space of 11,425 square feet in Menlo Park, California under a lease that expires in 2023. Seligman also occupies 35,000 square feet in South Portland, Maine under a lease that expires in 2015.

AFSI leases offices containing approximately 84,000 square feet in Detroit, Michigan, under a lease expiring in 2016.

Generally, we lease the premises we occupy in other locations, including the executive and bank offices that we maintain in New York City and branch offices for our employee branded advisors throughout the United States. We believe that the facilities owned or occupied by our company suit our needs and are well maintained.

Item 3. Legal Proceedings.

Owing to conditions then-prevailing in the credit markets and the isolated defaults of unaffiliated structured investment vehicles held in the portfolios of money market funds advised by its RiverSource Investments LLC subsidiary (the "2a-7 Funds"), the Company closely monitored the net asset value of the 2a-7 Funds during 2008 and 2009 and, as circumstances have warranted from time to time injected capital into one or more of the 2a-7 Funds. Management believes that the market conditions which gave rise to those circumstances have significantly diminished.

34      ANNUAL REPORT 2009

The Company has not provided a formal capital support agreement or net asset value guarantee to any of the 2a-7 Funds.

The Company and its subsidiaries are involved in the normal course of business in legal, regulatory and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of its activities as a diversified financial services firm. These include proceedings specific to the Company as well as proceedings generally applicable to business practices in the industries in which it operates. The Company can also be subject to litigation arising out of its general business activities, such as its investments, contracts, leases and employment relationships. Uncertain economic conditions heightened volatility in the financial markets, such as those which have been experienced from the latter part of 2007 through 2009, and significant regulatory reform proposals may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the financial services industry generally.

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company's businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination by, the SEC, FINRA, OTS, state insurance and securities regulators, state attorneys general and various other governmental and quasi-governmental authorities concerning the Company's business activities and practices, and the practices of the Company's financial advisors. Pending matters about which the Company has during recent periods received information requests include: sales and product or service features of, or disclosures pertaining to, mutual funds, annuities, equity and fixed income securities, insurance products, brokerage services, financial plans and other advice offerings; supervision of the Company's financial advisors; supervisory practices in connection with financial advisors' outside business activities; sales practices and supervision associated with the sale of fixed and variable annuities and non-exchange traded (or "private placement") securities; information security; the delivery of financial plans and the suitability of particular trading strategies, investments and product selection processes. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

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

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona, and was later transferred to the United States District Court for the District of Minnesota. The plaintiffs alleged that they were investors in several of the Company's mutual funds and they purported to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940 (the '40 Act). The plaintiffs alleged that fees allegedly paid to the defendants by the funds for investment advisory and administrative services were excessive. Plaintiffs seek an order declaring that defendants have violated the '40 Act and awarding unspecified damages including excessive fees allegedly paid plus interest and other costs. On July 6, 2007, the Court granted the Company's motion for summary judgment, dismissing all claims with prejudice. Plaintiffs appealed the Court's decision, and on April 8, 2009, the U.S. Court of Appeals for the Eighth Circuit reversed the district court's decision, and remanded the case for further proceedings. The Company filed with the United States Supreme Court a Petition for Writ of Certiorari to review the judgment of the Court of Appeals in this case, and such review is expected to occur later this year after the Supreme Court issues its opinion in a similar excessive fee case now pending before it.

Relevant to market conditions since the latter part of 2007, a large client claimed a breach of certain contractual investment guidelines. In April 2009, the client presented a formal Request for Arbitration. The parties subsequently submitted to mediation and, in the fourth quarter of 2009, executed a definitive comprehensive settlement agreement. We do not anticipate any future provision in respect of this matter, and our business relationship with the client is expected to continue for the foreseeable future because the client's investment mandate has been renewed and extended.

In July 2009, two issuers of private placement interests (Medical Capital Holdings, Inc./Medical Capital Corporation and affiliated corporations and Provident Shale Royalties, LLC and affiliated corporations) sold by our subsidiary Securities America, Inc. ("SAI") were placed into receivership, which has resulted in the filing of several putative class action lawsuits and numerous arbitrations naming both SAI and Ameriprise Financial as well as related regulatory inquiries and actions. The class actions and arbitrations generally allege violations of state and/or federal securities laws in connection with SAI's sales of these private placement interests. The actions were commenced in September 2009 and thereafter, seek unspecified damages, and are still in their earliest procedural stages.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

ANNUAL REPORT 2009      35

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades principally on The New York Stock Exchange under the trading symbol AMP. As of February 16, 2010, we had approximately 26,380 common shareholders of record. Price and dividend information concerning our common shares may be found in Note 28 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Information comparing the cumulative total shareholder return on our common stock to the cumulative total return for certain indices is set forth under the heading "Performance Graph" provided in our 2009 Annual Report to Shareholders and is incorporated herein by reference.

We are primarily a holding company and, as a result, our ability to pay dividends in the future will depend on receiving dividends from our subsidiaries. For information regarding our ability to pay dividends, see the information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" contained in Part II, Item 7 of this Annual Report on Form 10-K.

Share Repurchases

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the fourth quarter of 2009:

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2009
Share repurchase program(1)	—	$—	—	$1,304,819,604
Employee transactions(2)	56,456	$36.46	N/A	N/A
November 1 to November 30, 2009
Share repurchase program(1)	—	$—	—	$1,304,819,604
Employee transactions(2)	1,196	$34.67	N/A	N/A
December 1 to December 31, 2009
Share repurchase program(1)	—	$—	—	$1,304,819,604
Employee transactions(2)	66	$36.92	N/A	N/A

Totals
Share repurchase program	—	$—	—
Employee transactions	57,718	$36.42	N/A

	57,718		—

(1)
On April 22, 2008, we announced that our Board of Directors authorized us to repurchase up to $1.5 billion worth of our common stock through April 22, 2010. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through block trades or other means. Since September 2008 through the date of this report, we have suspended our stock repurchase program. We may resume activity under our stock repurchase program and begin repurchasing shares in the open market or in privately negotiated transactions from time to time without notice. We reserve the right to suspend any such repurchases and to resume later repurchasing at any time, and expressly disclaim any obligation to maintain or lift any such suspension.
(2)
Restricted shares withheld pursuant to the terms of awards under the amended and restated Ameriprise Financial 2005 Incentive Compensation Plan (the "Plan") to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Plan provides that the value of the shares withheld shall be the closing price of common stock of Ameriprise Financial, Inc. on the date the relevant transaction occurs.

36      ANNUAL REPORT 2009

Item 6. Consolidated Five-Year Summary of Selected Financial Data

The following table sets forth selected consolidated financial information from our audited Consolidated Financial Statements as of December 31, 2009, 2008, 2007, 2006 and 2005 and for the five-year period ended December 31, 2009. Certain prior year amounts have been reclassified to conform to the current year's presentation. For the periods preceding our separation from American Express Company ("American Express"), we prepared our Consolidated Financial Statements as if we had been a stand-alone company. In the preparation of our Consolidated Financial Statements for those periods, we made certain allocations of expenses that our management believed to be a reasonable reflection of costs we would have otherwise incurred as a stand-alone company but were paid by American Express. Accordingly, our Consolidated Financial Statements include various adjustments to amounts in our consolidated financial statements as a subsidiary of American Express. The selected financial data presented below should be read in conjunction with our Consolidated Financial Statements and Notes included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years Ended December 31,
	2009	2008		2007(1)	2006(1)	2005(1)
	(in millions, except per share data)
Income Statement Data:
Net revenues	$7,805	$6,916		$8,506	$7,985	$7,341
Expenses	6,885	7,341		7,498	7,123	6,596
Income (loss) from continuing operations attributable to Ameriprise Financial	$722	$(38)		$814	$631	$558
Income from discontinued operations, net of tax	—	—		—	—	16

Net income (loss) attributable to Ameriprise Financial	722	(38)		814	631	574
Net income (loss) attributable to noncontrolling interests	15	(54)		(8)	65	—

Net income (loss)	$737	$(92)		$806	$696	$574

Earnings (Loss) Per Share Attributable to Ameriprise Financial common shareholders:
Income (loss) from continuing operations attributable to Ameriprise Financial:
Basic	$2.98	$(0.17)		$3.45	$2.56	$2.26
Diluted	2.95	(0.17	) (2)	3.39	2.54	2.26
Income from discontinued operations, net of tax:
Basic	—	—		—	—	0.06
Diluted	—	—		—	—	0.06
Net income (loss) attributable to Ameriprise Financial:
Basic	2.98	(0.17)		3.45	2.56	2.32
Diluted	2.95	(0.17	) (2)	3.39	2.54	2.32
Cash Dividends Paid Per Common Share
Shareholders	0.68	0.64		0.56	0.44	0.11
Cash Dividends Paid:
Shareholders	164	143		133	108	27
American Express Company	—	—		—	—	53

	December 31,
	2009	2008	2007	2006	2005
	(in millions)
Balance Sheet Data:
Investments	$36,974	$27,522	$30,625	$35,504	$39,086
Separate account assets	58,129	44,746	61,974	53,848	41,561
Total assets	113,774	95,577	109,135	104,391	93,195
Future policy benefits and claims	30,886	29,293	27,446	30,031	32,725
Separate account liabilities	58,129	44,746	61,974	53,848	41,561
Customer deposits	8,554	8,229	6,206	6,688	6,796
Debt	2,249	2,027	2,018	2,244	1,852
Total liabilities	103,898	89,110	100,947	96,015	85,508
Ameriprise Financial shareholders' equity	9,273	6,178	7,810	7,925	7,687
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
(2)
Diluted shares used in this calculation represent basic shares due to the net loss. Using actual diluted shares would result in anti-dilution.

ANNUAL REPORT 2009      37

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

Overview

We provide financial planning, products and services that are designed to be utilized as solutions for our clients' cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs. Our model for delivering these solutions is centered on building long-term personal relationships between our affiliated advisors and clients, and in the case of our products distributed through unaffiliated advisors, by supporting those advisors in building strong client relationships. We believe that our focus on personal relationships, together with our strengths in financial planning and product development, allow us to better address the evolving financial needs of our clients and our primary target market segment, the mass affluent and affluent, which we define as households with investable assets of more than $100,000.

Our branded affiliated advisors' financial planning and advisory process is designed to provide comprehensive advice, when appropriate, to address our clients' cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. This approach allows us to recommend actions and a range of product solutions consisting of investment, annuity, insurance, banking and other financial products that help clients attain over time a return or form of protection while accepting what they determine to be an appropriate range and level of risk. Our focus puts us in a strong position to capitalize on significant demographic and market trends, which we believe will continue to drive increased demand for our financial planning and other financial services. Our focus on deep client-advisor relationships has been central to the ability of our business model to succeed through the extreme market conditions of 2008 and 2009, and we believe it will help us to respond to future market cycles.

Our multi-platform network of affiliated financial advisors is the primary means by which we develop personal relationships with retail clients. As of December 31, 2009, we had a network of more than 12,000 financial advisors and registered representatives ("affiliated financial advisors"). We refer to the affiliated financial advisors who use our brand name as our branded advisors, and those who do not use our brand name but who are affiliated as registered representatives of ours, as our unbranded advisors. The financial product solutions we offer through our affiliated advisors include both our own products and services and the products of other companies. Our branded advisor network is the primary distribution channel through which we offer our investment and annuity products and services, as well as a range of banking and protection products. Our asset management, annuity and auto and home protection products are also distributed through unaffiliated advisors and affinity relationships. We offer our branded advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in delivering advice and product solutions to clients. We support unaffiliated advisors with strong sales and service support and our solutions which they provide to clients. We believe our approach not only improves the products and services we provide to their clients, but allows us to reinvest in enhanced services for clients and increase support for financial advisors. Our integrated model of financial planning, diversified product manufacturing and affiliated and non-affiliated product distribution affords us a better understanding of our clients, which allows us to better manage the risk profile of our businesses. We believe our focus on meeting clients' needs through personal financial planning results in more satisfied clients with deeper, longer lasting relationships with our company and a higher retention of experienced financial advisors.

We have four main operating segments: Advice & Wealth Management, Asset Management, Annuities and Protection, as well as our Corporate & Other segment. Our four main operating segments are aligned with the financial solutions we offer to address our clients' needs. The products and services we provide retail clients and, to a lesser extent, institutional clients, are the primary source of our revenues and net income. Revenues and net income are significantly affected by investment performance and the total value and composition of assets we manage and administer for our retail and institutional clients as well as the distribution fees we receive from other companies. These factors, in turn, are largely determined by overall investment market performance and the depth and breadth of our individual client relationships.

Equity price, credit market and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the "spread" income generated on our annuities, banking and deposit products and universal life ("UL") insurance products, the value of deferred acquisition costs ("DAC") and deferred sales

38      ANNUAL REPORT 2009

inducement costs ("DSIC") assets associated with variable annuity and variable UL products, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits. For additional information regarding our sensitivity to equity price and interest rate risk, see Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk."

It is management's priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets. Our financial targets are:

•
Net revenue growth of 6% to 8%,
•
Earnings per diluted share growth of 12% to 15%, and
•
Return on equity of 12% to 15%.

Net revenues for the year ended December 31, 2009 were $7.8 billion, an increase of $889 million, or 13%, from the prior year. Net income attributable to Ameriprise Financial for the year ended December 31, 2009 was $722 million compared to a net loss attributable to Ameriprise Financial of $38 million for the year ended December 31, 2008. Earnings per diluted share for the year ended December 31, 2009 were $2.95, compared to a loss per share of $0.17 for the year ended December 31, 2008.

On September 30, 2009, we announced a definitive agreement to acquire the long-term asset management business of Columbia Management Group ("Columbia") from Bank of America, N.A. The total consideration to be paid will be between $900 million and $1.2 billion based on net asset flows at Columbia before closing and is expected to be funded through the use of cash on hand. The transaction is expected to close in the spring of 2010, subject to satisfaction of closing conditions that are generally present in similar acquisitions. Related to the transaction, we incurred $7 million of pretax non-recurring acquisition and integration costs during the year ended December 31, 2009, and expect to incur between $130 million and $160 million of such costs through 2011. These costs include system integration costs, proxy and other regulatory filing costs, employee reduction and retention costs, and investment banking, legal and other acquisition costs.

We continue to establish Ameriprise Financial as a financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by our continued leadership in financial planning, a client retention percentage rate of 93%, and, upon the anticipated closing of our acquisition of Columbia's long-term asset management business, our status as a top ten ranked firm within core portions of each of our four main operating segments, including our U.S. advisor force, long-term U.S. mutual funds, variable annuities and variable universal life insurance.

In the fourth quarter of 2008, we completed the all cash acquisitions of H&R Block Financial Advisors, Inc., subsequently renamed Ameriprise Advisor Services, Inc. ("AASI"), J.&W. Seligman & Co., Incorporated ("Seligman") and Brecek & Young Advisors, Inc. to expand our retail distribution and asset management businesses. The cost of the acquisitions was $787 million, which included the purchase price and transaction costs. We recorded the assets and liabilities acquired at fair value and allocated the remaining costs to goodwill and intangible assets. Integration charges of $91 million and $19 million were included in general and administrative expense for the years ended December 31, 2009 and 2008, respectively.

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

ANNUAL REPORT 2009      39

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

Valuation of Investments

The most significant component of our investments is our Available-for-Sale securities, which we carry at fair value within our Consolidated Balance Sheets. The fair value of our Available-for-Sale securities at December 31, 2009 was primarily obtained from third-party pricing sources. We record unrealized securities gains (losses) in accumulated other comprehensive income (loss), net of income tax provision (benefit) and net of adjustments in other asset and liability balances, such as DAC, to reflect the expected impact on their carrying values had the unrealized securities gains (losses) been realized as of the respective balance sheet dates. We recognize gains and losses in results of operations upon disposition of the securities.

Effective January 1, 2009, we early adopted an accounting standard that significantly changed our accounting policy regarding the timing and amount of other-than-temporary impairments for Available-for-Sale securities. When the fair value of an investment is less than its amortized cost, we assess whether or not: (i) we have the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment is considered to have occurred and we must recognize an other-than-temporary impairment for the difference between the investment's amortized cost basis and its fair value through earnings. For securities that do not meet the above criteria, and we do not expect to recover a security's amortized cost basis, the security is also considered other-than-temporarily impaired. For these securities, we separate the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of impacts to DAC, DSIC, certain benefit reserves and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income.

For all securities that are considered temporarily impaired, we do not intend to sell these securities (have not made a decision to sell) and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We believe that we will collect all principal and interest due on all investments that have amortized cost in excess of fair value that are considered only temporarily impaired.

Factors we consider in determining whether declines in the fair value of fixed maturity securities are other-than-temporary include: (i) the extent to which the market value is below amortized cost; (ii) the duration of time in which there has been a significant decline in value; (iii) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and (iv) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. In order to determine the amount of the credit loss component for corporate debt securities considered other-than-temporarily impaired, a best estimate of the present value of cash flows expected to be collected discounted at the security's effective interest rate is compared to the amortized cost basis of the security. The significant inputs to cash flow projections consider potential debt restructuring terms, projected cash flows available to pay creditors and our position in the debtor's overall capital structure.

For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments), we also consider factors such as overall deal structure and our position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management. Generally, the credit loss component for the non-agency mortgage backed securities is determined as the amount the amortized cost basis exceeds the present value of the projected cash flows expected to be collected.

40      ANNUAL REPORT 2009

Significant inputs considered in these projections are consistent with the factors considered in assessing potential other-than-temporary impairment for these investments. Current contractual interest rates considered in these cash flow projections are used to calculate the discount rate used to determine the present value of the expected cash flows.

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

The client asset value growth rates are the rates at which variable annuity and variable universal life insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. We typically use a five-year mean reversion process as a guideline in setting near-term equity asset growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near-term growth rate is reviewed to ensure consistency with management's assessment of anticipated equity market performance. In 2009, management continued to follow the mean reversion process, decreasing near-term equity asset growth rates to reflect the positive market. The long-term client asset value growth rates are based on assumed gross annual total returns of 9% for equities and 6.5% for fixed income securities.

A decrease of 100 basis points in various rate assumptions is likely to result in an increase in DAC and DSIC amortization and an increase in benefits and claims expense from variable annuity guarantees. The following table presents the estimated impact to pretax income:

Estimated Impact to Pretax Income(1)
(in millions)
Decrease in future near and long-term equity returns by 100 basis points	$(44)
Decrease in future near and long-term fixed income returns by 100 basis points	(18)
Decrease in near-term equity asset growth returns by 100 basis points	(28)
(1)
An increase in the above assumptions by 100 basis points would result in an increase to pretax income for approximately the same amount.

ANNUAL REPORT 2009      41

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

The majority of the variable annuity contracts offered by us contain guaranteed minimum death benefit ("GMDB") provisions. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. We also offer variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings which are referred to as gain gross-up benefits. In addition, we offer contracts with guaranteed minimum withdrawal benefit ("GMWB") and guaranteed minimum accumulation benefit ("GMAB") provisions and, until May 2007, the Company offered contracts containing guaranteed minimum income benefit ("GMIB") provisions.

In determining the liabilities for GMDB, GMIB and the life contingent benefits associated with GMWB, we project these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. As with DAC, management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year. The amounts in the table above in "Deferred Acquisition Costs and Deferred Sales Inducement Costs" include the estimated impact to benefits and claims expense related to variable annuity guarantees resulting from a decrease of 100 basis points in various rate assumptions.

The GMDB liability is determined by estimating the expected value of death benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated meaningful life based on expected assessments (e.g., mortality and expense fees, contractual administrative charges and similar fees).

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

The embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions are recorded at fair value. See Note 18 to our Consolidated Financial Statements for information regarding the fair value measurement of embedded derivatives. The liability for the life contingent benefits associated with GMWB provisions is determined in the same way as the GMDB liability. The changes in both the fair values of the GMWB and GMAB embedded derivatives and the liability for life contingent benefits are reflected in benefits, claims, losses and settlement expenses.

Liabilities for equity indexed annuities are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.6% to 9.5% at December 31, 2009, depending on year of issue, with an average rate of approximately 5.7%.

42      ANNUAL REPORT 2009

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

Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported disability income and long term care claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits. Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for our experience. Interest rates used with disability income claims ranged from 3.0% to 8.0% at December 31, 2009, with an average rate of 4.7%. Interest rates used with long term care claims ranged from 4.0% to 7.0% at December 31, 2009, with an average rate of 4.1%.

Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.

Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, disability income and long term care policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on our experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life ranged from 4.0% to 10.0% at December 31, 2009, depending on policy form, issue year and policy duration. Anticipated interest rates for disability income vary by plan and were 7.5% and 6.0% at policy issue grading to 5.0% over five years and 4.5% over 20 years, respectively. Anticipated interest rates for long term care policy reserves can vary by plan and year and ranged from 5.8% to 9.4% at December 31, 2009.

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

The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting hedge designation, if any. We primarily use derivatives as economic hedges that are not designated as accounting hedges or do not qualify for hedge accounting treatment. We occasionally designate derivatives as i) hedges of changes in the fair value of assets, liabilities or firm commitments ("fair value hedges"), ii) hedges of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedges") or iii) hedges of foreign currency exposures of net investments in foreign operations ("net investment hedges in foreign operations").

Our policy is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. For derivative instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are recognized in current period earnings. The changes in fair value of derivatives hedging variable annuity living benefits and certain variable annuity death benefits are included within benefits, claims, losses and settlement expenses. The changes in fair value of derivatives hedging equity indexed annuities and stock market certificates are included within interest credited to fixed accounts and banking and deposit interest expense, respectively. The changes in fair value of all other derivatives are a component of

ANNUAL REPORT 2009      43

net investment income. Our derivatives primarily provide economic hedges to equity market and interest rate exposures. Examples include structured derivatives, options, futures, equity and interest rate swaps and swaptions that economically hedge the equity and interest rate exposure of derivatives embedded in certain annuity and certificate liabilities, as well as exposure to price risk arising from affiliated mutual fund seed money investments.

For derivative instruments that qualify as fair value hedges, changes in the fair value of the derivatives, as well as of the hedged risk within the corresponding hedged assets, liabilities or firm commitments are recognized in current earnings. If a fair value hedge designation is removed or the hedge is terminated prior to maturity, previous adjustments to the carrying value of the hedged item are recognized into earnings over the remaining life of the hedged item.

For derivative instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instruments are reported in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged item or transaction impacts earnings. Any ineffective portion of the gain or loss is reported currently in earnings. If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) is recognized into earnings over the period that the hedged item impacts earnings. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized in earnings immediately.

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

We are required to establish a valuation allowance for any portion of our deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. It is likely that management will need to identify and implement appropriate planning strategies to ensure our ability to realize our deferred tax assets and avoid the establishment of a valuation

44      ANNUAL REPORT 2009

allowance with respect to such assets. In the opinion of management, it is currently more likely than not that we will realize the benefit of our deferred tax assets, including our capital loss deferred tax asset; therefore, no such valuation allowance has been established.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 3 to our Consolidated Financial Statements.

Sources of Revenues and Expenses

Management and Financial Advice Fees

Management and financial advice fees relate primarily to fees earned from managing mutual funds, separate account and wrap account assets, institutional investments, including structured investments, as well as fees earned from providing financial advice and administrative services (including transfer agent, administration and custodial fees earned from providing services to retail mutual funds). Management and financial advice fees also include mortality and expense risk fees earned on separate account assets.

Our management fees are generally accrued daily and collected monthly. A significant portion of our management fees are calculated as a percentage of the fair value of our managed assets. The substantial majority of our managed assets are valued by independent pricing services vendors based upon observable market data. The selection of our pricing services vendors and the reliability of their prices are subject to certain governance procedures, such as periodic comparison across pricing vendors, due diligence reviews, daily price variance analysis, subsequent sales testing, stale price review, pricing vendor challenge process, and valuation committee oversight.

Many of our mutual funds have a performance incentive adjustment ("PIA"). The PIA increases or decreases the level of management fees received based on the specific fund's relative performance as measured against a designated external index. We may also receive performance-based incentive fees from hedge funds or other structured investments that we manage. We recognize PIA revenue monthly on a 12 month rolling performance basis. The monthly PIA and annual performance fees for structured investments are recognized as revenue at the time the performance fee is finalized or no longer subject to adjustment. The PIA is finalized on a monthly basis. All other performance fees are based on a full contract year and are final at the end of the contract year. Any performance fees received are not subject to repayment or any other clawback provisions and approximately 1% of managed assets as of December 31, 2009 are subject to "high water marks" whereby we will not earn incentive fees even if the fund has positive returns until it surpasses the previous high water mark. Employee benefit plan and institutional investment management and administration services fees are negotiated and are also generally based on underlying asset values. Fees from financial planning and advice services are recognized when the financial plan is delivered.

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

Net Investment Income

Net investment income primarily includes interest income on fixed maturity securities classified as Available-for-Sale, commercial mortgage loans, policy loans, consumer loans, other investments and cash and cash equivalents; the changes in fair value of trading securities, including seed money, and certain derivatives; the pro rata share of net income or loss on equity method investments; and realized gains and losses on the sale of securities and charges for other-than-temporary impairments of investments related to credit loss. Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale, excluding structured securities, and commercial mortgage loans so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term. For beneficial interests in structured securities, the excess cash flows attributable to a beneficial interest over the initial investment are recognized as interest income over the life of the beneficial interest using the effective yield method. Realized gains and losses on securities, other than trading securities and equity method investments, are recognized using the specific identification method on a trade date basis.

ANNUAL REPORT 2009      45

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

Other Revenues

Other revenues include certain charges assessed on fixed and variable universal life insurance and annuities, which consist of cost of insurance charges, net of reinsurance premiums for universal life insurance products, variable annuity guaranteed benefit rider charges and administration charges against contractholder accounts or balances. Premiums paid by fixed and variable universal life policyholders and annuity contractholders are considered deposits and are not included in revenue. Other revenues also include revenues related to certain consolidated limited partnerships.

Banking and Deposit Interest Expense

Banking and deposit interest expense primarily includes interest expense related to banking deposits and investment certificates. Additionally, banking and deposit interest expense includes interest related to non-recourse debt of certain consolidated limited partnerships. The changes in fair value of stock market certificate embedded derivatives and the derivatives hedging stock market certificates are included within banking and deposit interest expense.

Distribution Expenses

Distribution expenses primarily include compensation paid to our financial advisors, registered representatives, third-party distributors and wholesalers, net of amounts capitalized and amortized as part of DAC. The amounts capitalized and amortized are based on actual distribution costs. The majority of these costs, such as advisor and wholesaler compensation, vary directly with the level of sales. Distribution expenses also include marketing support and other distribution and administration related payments made to affiliated and unaffiliated distributors of products provided by our affiliates. The majority of these expenses vary with the level of sales, or assets held, by these distributors, and the remainder is fixed. Distribution expenses also include wholesaling costs.

Interest Credited to Fixed Accounts

Interest credited to fixed accounts represents amounts earned by contractholders and policyholders on fixed account values associated with fixed and variable universal life and annuity contracts. The changes in fair value of equity indexed annuity embedded derivatives and the derivatives hedging equity indexed annuities are included within interest credited to fixed accounts.

Benefits, Claims, Losses and Settlement Expenses

Benefits, claims, losses and settlement expenses consist of amounts paid and changes in liabilities held for anticipated future benefit payments under insurance policies and annuity contracts, along with costs to process and pay such amounts. Amounts are net of benefit payments recovered or expected to be recovered under reinsurance contracts. Benefits under variable annuity guarantees include the changes in fair value of GMWB and GMAB embedded derivatives and the derivatives hedging these benefits, as well as the changes in fair value of derivatives hedging GMDB provisions. Benefits, claims, losses and settlement expenses also include amortization of DSIC.

Amortization of DAC

Direct sales commissions and other costs capitalized as DAC are amortized over time. For annuity and universal life contracts, DAC are amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business. For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period. For certain mutual fund products, DAC are generally amortized over fixed periods on a straight-line basis adjusted for redemptions. See "Deferred Acquisition Costs and Deferred Sales Inducement Costs" under "Critical Accounting Policies" for further information on DAC.

Interest and Debt Expense

Interest and debt expense primarily includes interest on corporate debt, the impact of interest rate hedging activities and amortization of debt issuance costs.

46      ANNUAL REPORT 2009

Separation Costs

Separation costs include expenses related to our separation from American Express. These costs were primarily associated with establishing the Ameriprise Financial brand, separating and reestablishing our technology platforms and advisor and employee retention programs. Our separation from American Express was completed in 2007.

General and Administrative Expense

General and administrative expense includes compensation, share-based awards and other benefits for employees (other than employees directly related to distribution, including financial advisors), professional and consultant fees, information technology, facilities and equipment, advertising and promotion, legal and regulatory and corporate related expenses.

Owned, Managed and Administered Assets

Owned assets include certain assets on our Consolidated Balance Sheets for which we do not provide investment management services and do not recognize management fees, such as investments in non-affiliated funds held in the separate accounts of our life insurance subsidiaries, as well as restricted and segregated cash and receivables.

Managed assets include managed external client assets and managed owned assets. Managed external client assets include client assets for which we provide investment management services, such as the assets of the RiverSource, Seligman and Threadneedle Asset Management Holdings Sàrl ("Threadneedle") families of mutual funds, assets of institutional clients and client assets held in wrap accounts. Managed external client assets also include assets managed by sub-advisors selected by us. Managed external client assets are not reported on our Consolidated Balance Sheets. Managed owned assets include certain assets on our Consolidated Balance Sheets for which we provide investment management services and recognize management fees in our Asset Management segment, such as the assets of the general account and RiverSource Variable Product funds held in the separate accounts of our life insurance subsidiaries.

Investors in the mutual funds and face amount certificates we advise may redeem shares on each business day, provided that redemption orders are submitted in a timely fashion. For our institutional clients, advisory contracts may generally be terminated (and managed assets redeemed) upon 30 days' written notice. However, we may in limited circumstances negotiate customized termination provisions with certain clients during the contracting process, or we may waive negotiated notice periods at our discretion. Investors in the private investment funds we sponsor can generally redeem shares as of each month end upon 30-days advance written notice, with limited exceptions. In addition, the notice requirements for our private investment funds may be waived or reduced at the discretion of the applicable fund.

Administered assets include assets for which we provide administrative services such as client assets invested in other companies' products that we offer outside of our wrap accounts. These assets include those held in clients' brokerage accounts. We generally record fees received from administered assets as distribution fees. We do not exercise management discretion over these assets and do not earn a management fee. These assets are not reported on our Consolidated Balance Sheets.

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

ANNUAL REPORT 2009      47

The following table presents detail regarding our owned, managed and administered assets:

	December 31,
	2009	2008	Change
	(in billions, except percentages)
Owned Assets	$36.9	$31.7	16%
Managed Assets(1):
Domestic	149.0	127.9	16
International	97.8	74.2	32
Wrap account assets	94.9	72.8	30
Eliminations(2)	(15.9)	(10.0)	59

Total Managed Assets	325.8	264.9	23
Administered Assets	95.1	75.5	26

Total Owned, Managed and Administered Assets	$457.8	$372.1	23%

(1)
Includes managed external client assets and managed owned assets.
(2)
Includes eliminations for Domestic mutual fund assets included in wrap account assets and Domestic assets sub-advised by Threadneedle.

Consolidated Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table presents our consolidated results of operations:

	Years Ended December 31,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$2,704	$2,899	$(195)	(7)%
Distribution fees	1,420	1,565	(145)	(9)
Net investment income	2,002	817	1,185	NM
Premiums	1,098	1,048	50	5
Other revenues	722	766	(44)	(6)

Total revenues	7,946	7,095	851	12
Banking and deposit interest expense	141	179	(38)	(21)

Total net revenues	7,805	6,916	889	13

Expenses
Distribution expenses	1,782	1,912	(130)	(7)
Interest credited to fixed accounts	903	790	113	14
Benefits, claims, losses and settlement expenses	1,342	1,125	217	19
Amortization of deferred acquisition costs	217	933	(716)	(77)
Interest and debt expense	127	109	18	17
General and administrative expense	2,514	2,472	42	2

Total expenses	6,885	7,341	(456)	(6)

Pretax income (loss)	920	(425)	1,345	NM
Income tax provision (benefit)	183	(333)	516	NM

Net income (loss)	737	(92)	829	NM

Less: Net income (loss) attributable to noncontrolling interests	15	(54)	69	NM

Net income (loss) attributable to Ameriprise Financial	$722	$(38)	$760	NM

NM Not Meaningful.

48      ANNUAL REPORT 2009

Overall

Net income attributable to Ameriprise Financial for 2009 was $722 million compared to a net loss attributable to Ameriprise Financial of $38 million for the prior year. Results for 2009 reflect the impacts from a 22% decline in the daily average S&P 500 Index on a period-over-period basis, lower short term interest rates and lower client activity, the costs of integrating our 2008 acquisitions offset by growth in spread products, net inflows in wrap accounts and Asset Management, and expense controls. Results for 2008 were impacted by market dislocation, including net realized investment losses, money market support costs and an increase in DAC and DSIC amortization, as well as integration and restructuring charges.

Our annual review of valuation assumptions for RiverSource Life Insurance Company ("RiverSource Life") products in the third quarter of 2009 resulted in a net pretax benefit of $134 million, consisting of a decrease in expenses primarily from updating product mortality assumptions for certain life insurance products and from the impact of updating product spreads and expense assumptions, partially offset by a decrease in revenues related to the reinsurance impacts from updating product mortality assumptions. Third quarter 2008 results included a $106 million pretax benefit resulting from our review of valuation assumptions and our conversion to a new industry standard valuation system that provides enhanced modeling capabilities. The review of valuation assumptions in the third quarter of 2008 resulted in a decrease in expenses primarily from updating mortality and expense assumptions for certain life insurance products and from updating fund mix and policyholder behavior assumptions for variable annuities with guaranteed benefits. The valuation system conversion also resulted in an increase in revenue primarily from improved modeling of the expected value of existing reinsurance agreements and a decrease in expense from modeling annuity amortization periods at the individual policy level.

The total pretax impacts on our revenues and expenses for the year ended December 31, 2009 attributable to the review of valuation assumptions for RiverSource Life products and the impact of markets on DAC and DSIC amortization, GMDB and GMIB riders, and variable annuity living benefit riders, net of hedges and DAC and DSIC amortization were as follows:

Segment Pretax Benefit (Charge)	Premiums	Other Revenues	Distribution Expenses	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total
	(in millions)
Review of valuation assumptions:
Annuities	$—	$—	$—	$47	$64	$111
Protection	—	(65)	—	33	55	23

Total	$—	$(65)	$—	$80	$119	$134

Market impacts:
Annuities	$—	$—	$—	$(144)	$136	$(8)
Protection	—	—	—	—	3	3

Total	$—	$—	$—	$(144)	$139	$(5)

ANNUAL REPORT 2009      49

The total pretax impacts on our revenues and expenses for the year ended December 31, 2008 attributable to the review of valuation assumptions for RiverSource Life products, the valuation system conversion and the impact of markets on DAC and DSIC amortization, GMDB and GMIB riders, and variable annuity living benefit riders, net of hedges and DAC amortization were as follows:

Segment Pretax Benefit (Charge)	Premiums	Other Revenues	Distribution Expenses	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total
	(in millions)
Review of valuation assumptions and valuation system conversion:
Annuities	$—	$—	$1	$46	$9	$56
Protection	2	95	—	43	(90)	50

Total	$2	$95	$1	$89	$(81)	$106

Market impacts:
Annuities	$—	$—	$—	$(9)	$(348)	$(357)
Protection	—	—	—	—	(56)	(56)

Total	$—	$—	$—	$(9)	$(404)	$(413)

Net revenues

Net revenues increased $889 million, or 13%, to $7.8 billion for the year ended December 31, 2009 compared to $6.9 billion for the prior year. The increase in net revenues was driven by an increase in net investment income, as well as revenues resulting from our 2008 acquisitions, an increase in premiums and lower banking and deposit interest expense, partially offset by lower management and financial advice fees and distribution fees due to lower average asset levels attributable to the decline in equity markets and a decrease in other revenues due to the impact of updating valuation assumptions.

Management and financial advice fees decreased $195 million, or 7%, to $2.7 billion for the year ended December 31, 2009 compared to $2.9 billion for the prior year driven by a 22% decline in the daily average S&P 500 Index on a period-over-period basis, as well as the negative impact of foreign currency translation, partially offset by strong hedge fund performance and net inflows. Wrap account assets increased $22.1 billion, or 30%, compared to the prior year due to market appreciation and net flows. Total Asset Management account assets increased $43.6 billion, or 22%, compared to the prior year due to market appreciation, as well as net inflows and the positive impact of changes in foreign currency exchange rates.

Distribution fees decreased $145 million, or 9%, to $1.4 billion for the year ended December 31, 2009 compared to $1.6 billion in the prior year primarily due to lower client activity levels and lower asset-based fees driven by lower equity markets, partially offset by revenues resulting from our 2008 acquisitions.

Net investment income increased $1.2 billion to $2.0 billion for the year ended December 31, 2009 compared to $817 million in the prior year, primarily due to $53 million in net realized investment gains for the year ended December 31, 2009 compared to $777 million in net realized investment losses for the year ended December 31, 2008 and an increase of $273 million in investment income on fixed maturity securities. For the year ended December 31, 2009, net realized gains from sales of Available-for-Sale securities were $163 million and other-than-temporary impairments recognized in earnings were $93 million, which related to credit losses on non-agency residential mortgage backed securities, corporate debt securities primarily in the gaming, banking and finance industries and other structured investments. For the year ended December 31, 2008, net realized gains from sales of Available-for-Sale securities were $5 million and other-than-temporary impairments recognized in earnings were $762 million, which related to credit losses on non-agency residential mortgage backed securities, corporate debt securities primarily in the financial services and gaming industries and asset backed and other securities. The increase in investment income earned on fixed maturity securities was driven by higher invested asset levels, primarily from spread product net inflows and higher yields on the longer-term fixed income investments in our investment portfolio.

Premiums increased $50 million, or 5%, to $1.1 billion for the year ended December 31, 2009 primarily due to growth in Auto and Home premiums compared to the prior year driven by higher volumes, as well as higher sales of immediate annuities with life contingencies. Auto and Home policy counts increased 9% period-over-period.

50      ANNUAL REPORT 2009

Other revenues decreased $44 million, or 6%, to $722 million for the year ended December 31, 2009 compared to $766 million in the prior year due to a $65 million negative impact from updating valuation assumptions in the third quarter of 2009 compared to a $95 million benefit from updating valuation assumptions and converting to a new valuation system for RiverSource Life products in the third quarter of 2008. This decrease was partially offset by an increase in revenues related to certain consolidated limited partnerships, as well as an increase in our guaranteed benefit rider fees on variable annuities and a $58 million gain in 2009 on the repurchase of certain of our 7.5% junior subordinated notes due 2066 ("junior notes") compared to $19 million in 2008. Other revenues in 2008 included $36 million from the sale of certain operating assets.

Banking and deposit interest expense decreased $38 million, or 21%, to $141 million for the year ended December 31, 2009 compared to $179 million in the prior year primarily due to lower crediting rates on certificates and banking deposit products.

Expenses

Total expenses decreased $456 million, or 6%, to $6.9 billion for the year ended December 31, 2009 compared to $7.3 billion for the year ended December 31, 2008. The decrease in expenses was primarily due to a decrease in distribution expenses, the impact of updating valuation assumptions, the impact of market performance on amortization of DAC and DSIC and expense controls, partially offset by ongoing and integration expenses related to our 2008 acquisitions, higher performance-based compensation and higher interest credited to fixed accounts compared to the prior year.

Distribution expenses decreased $130 million, or 7%, to $1.8 billion for the year ended December 31, 2009 compared to $1.9 billion in the prior year reflecting lower equity markets and client activity levels, partially offset by expenses resulting from our 2008 acquisitions.

Interest credited to fixed accounts increased $113 million, or 14%, to $903 million for the year ended December 31, 2009 compared to $790 million for the year ended December 31, 2008, primarily due to higher average fixed annuity account balances and higher average fixed annuity crediting rates compared to the prior year. Average fixed annuities contract accumulation values increased $1.9 billion, or 16%, compared to the prior year. The average fixed annuity crediting rate excluding capitalized interest increased to 3.9% in 2009 compared to 3.7% in the prior year.

Benefits, claims, losses and settlement expenses increased $217 million, or 19%, to $1.3 billion for the year ended December 31, 2009 compared to $1.1 billion for the prior year driven by an increase in expenses from variable annuity living benefit guarantees. Benefits, claims, losses and settlement expenses in 2009 were impacted by $148 million of market impacts on variable annuity benefit expenses, net of hedges and DSIC, compared to a benefit of $32 million in 2008. The non-cash impact of the nonperformance spread on the fair value of living benefit liabilities increased benefits, claims, losses and settlement expenses in 2009 compared to a decrease in 2008. Benefits, claims, losses and settlement expenses related to our auto and home business increased in 2009 primarily due to higher business volumes. Benefits, claims, losses and settlement expenses in 2009 included a benefit of $80 million from updating valuation assumptions compared to a benefit of $89 million in the prior year from updating valuation assumptions and converting to a new valuation system. The impact of market performance in 2009 decreased DSIC amortization by $4 million compared to an expense of $41 million in the prior year.

Amortization of DAC decreased $716 million, or 77%, to $217 million for the year ended December 31, 2009 compared to $933 million in the prior year. DAC amortization in 2009 included a $119 million benefit from updating valuation assumptions in the third quarter of 2009 compared to an expense of $81 million from updating valuation assumptions and converting to a new valuation system in the prior year. DAC amortization in 2009 was reduced by $139 million due to market impacts, including $113 million offsetting higher variable annuity benefits expenses, net of hedges. DAC amortization in 2008 was increased by $404 million due to market impacts, including a $111 million expense offsetting gains on variable annuity benefits, net of hedges.

Interest and debt expense increased $18 million, or 17%, to $127 million for the year ended December 31, 2009 compared to $109 million in the prior year primarily due to an expense of $13 million in 2009 related to the early retirement of $450 million of our 5.35% senior notes due 2010.

General and administrative expense increased $42 million, or 2%, to $2.5 billion for the year ended December 31, 2009. General and administrative expense in 2009 included integration costs of $98 million and ongoing costs resulting from our 2008 acquisitions and increases in hedge fund performance compensation, our performance compensation pool and legal expenses, partially offset by cost controls. General and administrative expense in 2008 included a $77 million expense related to the mark-to-market of Lehman Brothers

ANNUAL REPORT 2009      51

securities that we purchased from various 2a-7 money market mutual funds managed by RiverSource Investments, LLC, $36 million in costs related to guaranteeing specific client holdings in an unaffiliated money market mutual fund and $60 million in restructuring charges. The positive impact of foreign currency translation on general and administrative expense in 2009 partially offset the negative impact of foreign currency translation on management and financial advice fees.

Income Taxes

Our effective tax rate was 19.9% for the year ended December 31, 2009, compared to 78.4% for the year ended December 31, 2008. Our effective tax rate for the year ended December 31, 2008 reflects the level of pretax income relative to tax advantaged items and $79 million in tax benefits related to changes in the status of current audits and closed audits, tax planning initiatives, and the finalization of prior year tax returns.

On September 25, 2007, the Internal Revenue Service ("IRS") issued Revenue Ruling 2007-61 in which it announced that it intends to issue regulations with respect to certain computational aspects of the Dividends Received Deduction ("DRD") related to separate account assets held in connection with variable contracts of life insurance companies. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time, but they may result in the elimination of some or all of the separate account DRD tax benefit that we receive. Management believes that it is likely that any such regulations would apply prospectively only. Additionally, included in the Administration's 2011 Revenue Proposals is a provision to modify the DRD for life insurance companies separate accounts, which if enacted could significantly reduce the DRD tax benefits the Company receives, prospectively, beginning in 2011. For the year ended December 31, 2009, we recorded a benefit of approximately $62 million related to the current year's separate account DRD.

52      ANNUAL REPORT 2009

Results of Operations by Segment

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following tables present summary financial information by segment and reconciliation to consolidated totals derived from Note 26 to our Consolidated Financial Statements:

	Years Ended December 31,
	2009	Percent Share of Total	2008	Percent Share of Total
	(in millions, except percentages)
Total net revenues
Advice & Wealth Management	$3,216	41%	$3,110	45%
Asset Management	1,368	18	1,289	19
Annuities	2,265	29	1,618	23
Protection	1,971	25	1,954	28
Corporate & Other	2	—	(1)	—
Eliminations	(1,017)	(13)	(1,054)	(15)

Total net revenues	$7,805	100%	$6,916	100%

Total expenses
Advice & Wealth Management	$3,250	48%	$3,259	44%
Asset Management	1,293	19	1,266	17
Annuities	1,617	23	1,905	26
Protection	1,475	21	1,602	22
Corporate & Other	267	4	363	5
Eliminations	(1,017)	(15)	(1,054)	(14)

Total expenses	$6,885	100%	$7,341	100%

Net income (loss) attributable to noncontrolling interests
Asset Management	$15	100%	$(54)	100%
Pretax income (loss) attributable to Ameriprise Financial
Advice & Wealth Management	$(34)	(5)%	$(149)	40%
Asset Management	60	7	77	(21)
Annuities	648	72	(287)	77
Protection	496	55	352	(94)
Corporate & Other	(265)	(29)	(364)	98

Pretax income (loss) attributable to Ameriprise Financial	$905	100%	$(371)	100%

Advice & Wealth Management

Our Advice & Wealth Management segment provides financial planning and advice, as well as full service brokerage and banking services, primarily to retail clients through our financial advisors. Our affiliated financial advisors utilize a diversified selection of both affiliated and non-affiliated products to help clients meet their financial needs. A significant portion of revenues in this segment is fee-based, driven by the level of client assets, which is impacted by both market movements and net asset flows. We also earn net investment income on owned assets primarily from certificate and banking products. This segment earns revenues (distribution fees) for distributing non-affiliated products and earns intersegment revenues (distribution fees) for distributing our affiliated products and services provided to our retail clients. Intersegment expenses for this segment include expenses for investment management services provided by the Asset Management segment.

In addition to purchases of affiliated and non-affiliated mutual funds and other securities on a stand-alone basis, clients may purchase mutual funds, among other securities, in connection with investment advisory fee-based "wrap account" programs or services, and pay fees based on a percentage of their assets.

ANNUAL REPORT 2009      53

The following table presents the changes in wrap account assets:

	2009	2008
	(in billions)
Balance at January 1	$72.8	$93.9
Net flows	9.3	3.7
Market appreciation/(depreciation)	12.8	(26.8)
Other	—	2.0

Balance at December 31	$94.9	$72.8

Our wrap accounts had net inflows of $9.3 billion in 2009 compared to net inflows of $3.7 billion in 2008 and market appreciation of $12.8 billion in 2009 compared to market depreciation of $26.8 billion in 2008. In 2008, we acquired $2.0 billion in wrap account assets attributable to our acquisition of H&R Block Financial Advisors, Inc.

We provide securities execution and clearing services for our retail and institutional clients through our registered broker-dealer subsidiaries. As of December 31, 2009, we administered $95.1 billion in assets for clients, an increase of $19.6 billion compared to the prior year primarily due to market appreciation.

The following table presents the results of operations of our Advice & Wealth Management segment:

	Years Ended December 31,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$1,234	$1,339	$(105)	(8)%
Distribution fees	1,733	1,912	(179)	(9)
Net investment income	297	(43)	340	NM
Other revenues	85	80	5	6

Total revenues	3,349	3,288	61	2
Banking and deposit interest expense	133	178	(45)	(25)

Total net revenues	3,216	3,110	106	3

Expenses
Distribution expenses	1,968	2,121	(153)	(7)
General and administrative expense	1,282	1,138	144	13

Total expenses	3,250	3,259	(9)	—

Pretax loss	$(34)	$(149)	$115	77%

NM Not Meaningful.

Our Advice & Wealth Management segment pretax loss was $34 million in 2009 compared to pretax loss of $149 million in 2008.

Net revenues

Net revenues were $3.2 billion for the year ended December 31, 2009 compared to $3.1 billion in the prior year, an increase of $106 million, or 3%, driven by an increase in net investment income as well as revenues resulting from our 2008 acquisitions and a decrease in banking and deposit interest expense, partially offset by decreases in management and financial advice fees and distribution fees.

Management and financial advice fees decreased $105 million, or 8%, to $1.2 billion for the year ended December 31, 2009, driven by a 22% decline in the daily average S&P 500 Index on a period-over-period basis, partially offset by net inflows. Wrap account assets increased $22.1 billion, or 30%, compared to the prior year due to net inflows and market appreciation. Financial planning fees were lower for the year ended December 31, 2009 compared to the prior year resulting from accelerated financial plan delivery standards in 2008.

Distribution fees decreased $179 million, or 9%, to $1.7 billion for the year ended December 31, 2009, primarily due to lower client activity levels and lower asset-based fees driven by lower equity markets, partially offset by revenues resulting from our 2008 acquisitions.

54      ANNUAL REPORT 2009

Net investment income increased $340 million to $297 million for the year ended December 31, 2009. Net realized investment losses were $15 million in 2009 compared to $333 million in the prior year due to lower impairments recorded on Available-for-Sale securities. Investment income on fixed maturity securities increased $27 million driven by higher invested asset levels primarily from spread product net inflows, partially offset by a decline in short term interest rates.

Banking and deposit interest expense decreased $45 million, or 25%, to $133 million for the year ended December 31, 2009, primarily due to lower crediting rates on certificates and banking deposit products.

Expenses

Total expenses decreased $9 million to $3.3 billion for the year ended December 31, 2009, due to a decrease in distribution expenses partially offset by an increase in general and administrative expense.

Distribution expenses decreased $153 million, or 7%, to $2.0 billion for the year ended December 31, 2009, reflecting lower equity markets and client activity levels, partially offset by expenses resulting from our 2008 acquisitions.

General and administrative expense increased $144 million, or 13%, from the prior year primarily due to integration costs of $64 million and ongoing expenses from our acquisition of H&R Block Financial Advisors, Inc. in the fourth quarter of 2008, as well as higher performance compensation accruals and legal expenses.

Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients. RiverSource Investments predominantly provides U.S. domestic products and services and Threadneedle predominantly provides international investment products and services. U.S. domestic retail products are primarily distributed through the Advice & Wealth Management segment and also through unaffiliated advisors. International retail products are primarily distributed through third parties. Retail products include mutual funds, variable product funds underlying insurance and annuity separate accounts, separately managed accounts and collective funds. Asset Management products are also distributed directly to institutions through an institutional sales force. Institutional asset management products include traditional asset classes, separate accounts, collateralized loan obligations, hedge funds and property funds. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by both market movements and net asset flows. The asset management teams serving our Asset Management segment provide all intercompany asset management services for Ameriprise Financial, and the fees for all such services are reflected within the Asset Management segment results through intersegment allocations. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management, Annuities and Protection segments.

We provide investment advisory, distribution and other services to three families of mutual funds: the RiverSource, Seligman and Threadneedle mutual fund families.

Our RiverSource family of mutual funds consists of the RiverSource Funds, a group of retail mutual funds; the RiverSource Variable Series Trust Funds ("VST Funds"), a group of variable product funds available as investment options in variable insurance and annuity products; the Seligman Funds, a group of retail funds formerly managed by J. & W. Seligman Co. prior to its acquisition by RiverSource Investments, LLC; the Seligman Variable Insurance Trusts ("VITs"), a group of variable product funds; and the Seligman closed-end funds.

The following table presents the total assets and number of funds managed by our RiverSource family of mutual funds as of December 31, 2009:

	Managed Assets	Number of Funds
	(in billions)
RiverSource Funds	$42.3	77
RiverSource VST Funds	26.0	24
Seligman Funds	8.3	28
Seligman VITs	0.3	3

	$76.9	132

ANNUAL REPORT 2009      55

Threadneedle manages four Open Ended Investment Companies ("OEICs") and two Societe d'Investissement à Capital Variable ("SICAV") offerings. The four OEICs are Threadneedle Investment Funds ICVC ("TIF"), Threadneedle Specialist Investment Funds ICVC ("TSIF"), Threadneedle Focus Investment Funds ("TFIF") and Threadneedle Advantage Portfolio Funds ("TPAF"). TIF, TSIF, TFIF and TPAF are structured as umbrella companies with a total of 51 (33, 13, 2 and 3, respectively) sub funds covering the world's bond and equity markets. The two SICAVs are the Threadneedle (Lux) SICAV ("T(Lux)") and World Express Funds 2 ("WEF2"). T(Lux) and WEF2 are structured as umbrella companies with a total of 30 (28 and 2 respectively) sub funds covering the world's bond and equity markets. In addition, Threadneedle manages 13 unit trusts, 10 of which invest into the OEICs, 6 property unit trusts, 1 Dublin-based cash OEIC and 1 property fund of funds.

The following table presents the mutual fund performance of our retail Domestic and International funds:

	December 31
	2009	2008
Mutual Fund Performance
Domestic
Equal Weighted Mutual Fund Rankings in top 2 Lipper Quartiles(1)
Equity - 12 month	51%	33%
Fixed income - 12 month	65%	70%
Equity - 3 year	42%	50%
Fixed income - 3 year	72%	75%
Equity - 5 year	63%	53%
Fixed income - 5 year	58%	66%
Asset Weighted Mutual Fund Rankings in top 2 Lipper Quartiles(2)
Equity - 12 month	72%	26%
Fixed income - 12 month	80%	39%
Equity - 3 year	50%	40%
Fixed income - 3 year	63%	40%
Equity - 5 year	69%	70%
Fixed income - 5 year	58%	37%
International
Equal Weighted Mutual Fund Rankings in top 2 S&P Quartiles(1)
Equity - 12 month	38%	83%
Fixed income - 12 month	60%	45%
Equity - 3 year	90%	90%
Fixed income - 3 year	80%	64%
Equity - 5 year	89%	89%
Fixed income - 5 year	78%	50%
(1)
Equal Weighted Rankings in Top 2 Quartiles: Counts the number of Class A funds with above median ranking divided by the total number of Class A funds. Asset size is not a factor.

(2)
Asset Weighted Rankings in Top 2 Quartiles: Sums the assets of the Class A funds with above median ranking divided by the total Class A assets. Funds with more assets will receive a greater share of the total percentage above or below median.

Aggregated data shows only actively-managed mutual funds by affiliated investment managers.

Aggregated data does not include mutual funds sub-advised by advisors not affiliated with Ameriprise Financial, Inc., RiverSource S&P 500 Index Fund, RiverSource Cash Management Fund and RiverSource Tax Free Money Market Fund.

Aggregated equity rankings include RiverSource Portfolio Builder Series and other balanced and asset allocation funds that invest in both equities and fixed income. RiverSource Portfolio Builder Series funds are funds of mutual funds that may invest in third-party sub-advised funds.

We also offer Separately Managed Accounts ("SMAs"), management of Institutional Owned Assets, management of collateralized debt obligations ("CDOs"), sub-advisory services for certain domestic and international mutual funds, hedge funds and RiverSource Trust Collective Funds and separate accounts for Ameriprise Trust Company clients.

56      ANNUAL REPORT 2009

The following tables present the changes in Domestic and International managed assets:

	December 31, 2008	Net Flows	Market Appreciation/ (Depreciation)	Foreign Exchange	Other		December 31, 2009
	(in billions)
Domestic Managed Assets:
Retail Funds	$63.9	$(2.4)	$15.4	$—	$—		$76.9
Institutional Funds	46.3	4.0	4.6	—	—		54.9
Alternative Funds	9.4	(0.1)	0.6	—	—		9.9
Trust Funds	8.4	(1.4)	0.4	—	—		7.4
Less: Eliminations	(0.1)	—	—	—	—		(0.1)

Total Domestic Managed Assets	127.9	0.1	21.0	—	—		149.0
International Managed Assets:
Retail Funds	16.3	4.8	3.9	1.8	2.3	(1)	29.1
Institutional Funds	55.3	(1.4)	5.6	5.4	1.9		66.8
Alternative Funds	2.6	0.1	(1.0)	0.2	—		1.9

Total International Managed Assets	74.2	3.5	8.5	7.4	4.2		97.8
Less: Sub-Advised Eliminations	(2.5)	—	—	—	(1.1)		(3.6)

Total Managed Assets	$199.6	$3.6	$29.5	$7.4	$3.1		$243.2

(1)
Includes assets due to the addition of Standard Chartered Bank's World Express Funds investment business.

	December 31, 2007	Net Flows	Market Appreciation/ (Depreciation)	Foreign Exchange	Other		December 31, 2008
	(in billions)
Domestic Managed Assets:
Retail Funds	$86.9	$(5.4)	$(24.3)	$—	$6.7	(1)	$63.9
Institutional Funds	53.2	(4.7)	(5.4)	—	3.2	(1)	46.3
Alternative Funds	8.1	(1.2)	(0.3)	—	2.8	(1)	9.4
Trust Funds	8.8	(0.1)	(0.3)	—	—		8.4
Less: Eliminations	(0.7)	—	—	—	0.6		(0.1)

Total Domestic Managed Assets	156.3	(11.4)	(30.3)	—	13.3		127.9
International Managed Assets:
Retail Funds	30.8	(1.9)	(6.4)	(6.4)	0.2		16.3
Institutional Funds	100.1	(13.3)	(13.6)	(21.7)	3.8		55.3
Alternative Funds	3.5	(0.6)	0.2	(0.5)	—		2.6

Total International Managed Assets	134.4	(15.8)	(19.8)	(28.6)	4.0		74.2
Less: Sub-Advised Eliminations	(5.6)	—	—	—	3.1		(2.5)

Total Managed Assets	$285.1	$(27.2)	$(50.1)	$(28.6)	$20.4		$199.6

(1)
Includes assets due to the acquisition of J. & W. Seligman & Co.

In 2009, Domestic managed assets had $119 million in net inflows compared to net outflows of $11.4 billion during 2008 and market appreciation of $21.0 billion in 2009 compared to market depreciation of $30.3 billion in 2008. International managed assets had $3.5 billion in net inflows in 2009 compared to net outflows of $15.8 billion in 2008 and market appreciation of $8.5 billion in 2009 compared to market depreciation of $19.8 billion in 2008. The positive impact on International managed assets due to changes in foreign currency exchange rates was $7.4 billion in 2009 compared to a negative impact of $28.6 billion in 2008.

ANNUAL REPORT 2009      57

The following table presents the results of operations of our Asset Management segment:

	Years Ended December 31,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$1,104	$1,077	$27	3%
Distribution fees	216	247	(31)	(13)
Net investment income	20	(13)	33	NM
Other revenues	36	(15)	51	NM

Total revenues	1,376	1,296	80	6
Banking and deposit interest expense	8	7	1	14

Total net revenues	1,368	1,289	79	6

Expenses
Distribution expenses	371	417	(46)	(11)
Amortization of deferred acquisition costs	21	24	(3)	(13)
General and administrative expense	901	825	76	9

Total expenses	1,293	1,266	27	2
Pretax income	75	23	52	NM
Less: Net income (loss) attributable to noncontrolling interests	15	(54)	69	NM

Pretax income attributable to Ameriprise Financial	$60	$77	$(17)	(22)%

NM Not Meaningful.

Our Asset Management segment pretax income attributable to Ameriprise Financial was $60 million for the year ended December 31, 2009 compared to $77 million in the prior year.

Net revenues

Net revenues increased $79 million, or 6%, to $1.4 billion for the year ended December 31, 2009, primarily due to an increase in management and financial advice fees, net investment income and other revenues, partially offset by a decline in distribution fees.

Management and financial advice fees increased $27 million, or 3%, to $1.1 billion for the year ended December 31, 2009, due to strong hedge fund performance and net inflows, partially offset by a 22% decline in the daily average S&P 500 Index on a period-over-period basis, as well as the negative impact of foreign currency translation. Total Asset Management account assets increased $43.6 billion, or 22%, compared to the prior year due to market appreciation, as well as net inflows in International managed assets and the positive impact of changes in foreign currency exchange rates.

Distribution fees decreased $31 million, or 13%, to $216 million for the year ended December 31, 2009, primarily due to lower 12b-1 fees driven by lower average assets.

Net investment income was $20 million for the year ended December 31, 2009 compared to net investment loss of $13 million in the prior year primarily due to losses related to mark-to-market adjustments on seed money investments in 2008.

Other revenues increased $51 million compared to the prior year due to an increase in revenues related to certain consolidated limited partnerships, partially offset by revenue from the sale of certain operating assets in 2008.

Expenses

Total expenses increased $27 million, or 2%, to $1.3 billion for the year ended December 31, 2009, primarily due to an increase in general and administrative expense partially offset by a decrease in distribution expenses.

58      ANNUAL REPORT 2009

Distribution expenses decreased $46 million, or 11%, to $371 million for the year ended December 31, 2009, primarily due to lower average assets.

General and administrative expense increased $76 million, or 9%, to $901 million for the year ended December 31, 2009, primarily due to integration costs and ongoing expenses from our acquisition of Seligman in the fourth quarter of 2008 and increases in hedge fund performance compensation, our performance compensation pool and legal expenses, partially offset by expense controls and a positive impact of foreign currency translation. The positive impact of foreign currency translation on general and administrative expense partially offset the negative impact of foreign currency translation on management and financial advice fees.

Annuities

Our Annuities segment provides variable and fixed annuity products of RiverSource Life companies to retail clients primarily distributed through our affiliated financial advisors and to the retail clients of unaffiliated advisors through third-party distribution. Revenues for our variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for our fixed annuity products are primarily earned as net investment income on assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. We also earn net investment income on owned assets supporting reserves for immediate annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Intersegment revenues for this segment reflect fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource VST Funds under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

In 2009, RiverSource variable annuities had net inflows of $1.8 billion, and variable annuity contract accumulation values increased $11.8 billion. These changes in variable annuities affected both RiverSource managed owned assets and owned assets. Our fixed annuities had total net inflows of $1.9 billion in 2009 compared to net outflows of $0.7 billion in the prior year, which impacted our RiverSource managed owned assets.

The following table presents the results of operations of our Annuities segment:

	Years Ended December 31,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$438	$478	$(40)	(8)%
Distribution fees	247	275	(28)	(10)
Net investment income	1,323	652	671	NM
Premiums	104	85	19	22
Other revenues	153	128	25	20

Total revenues	2,265	1,618	647	40
Banking and deposit interest expense	—	—	—	—

Total net revenues	2,265	1,618	647	40

Expenses
Distribution expenses	211	207	4	2
Interest credited to fixed accounts	759	646	113	17
Benefits, claims, losses and settlement expenses	418	269	149	55
Amortization of deferred acquisition costs	37	576	(539)	(94)
General and administrative expense	192	207	(15)	(7)

Total expenses	1,617	1,905	(288)	(15)

Pretax income (loss)	$648	$(287)	$935	NM

NM Not Meaningful.

ANNUAL REPORT 2009      59

Our Annuities segment pretax income was $648 million in 2009 compared to pretax loss of $287 million in 2008.

Net revenues

Net revenues increased $647 million, or 40%, to $2.3 billion for the year ended December 31, 2009, primarily driven by an increase in net investment income, partially offset by decreases in management and financial advice fees and distribution fees.

Management and financial advice fees decreased $40 million, or 8%, to $438 million for the year ended December 31, 2009, due to lower fees on variable annuities. Average variable annuities contract accumulation values decreased $4.6 billion or 10% from the prior year primarily due to equity market declines, partially offset by net inflows.

Distribution fees decreased $28 million, or 10%, to $247 million for the year ended December 31, 2009, primarily due to lower fees on variable annuities driven by the equity market decline.

Net investment income increased $671 million to $1.3 billion for the year ended December 31, 2009, primarily due to an increase of $261 million in investment income on fixed maturity securities and net realized investment gains of $44 million in 2009 compared to net realized investment losses of $350 million in 2008 primarily due to impairments on Available-for-Sale securities. The increase in investment income on fixed maturity securities was driven by higher invested asset levels primarily due to fixed and variable annuity net inflows and higher yields on the longer-term investments in our fixed income investment portfolio.

Premiums increased $19 million, or 22%, to $104 million for the year ended December 31, 2009, due to higher sales of immediate annuities with life contingencies.

Other revenues increased $25 million, or 20%, to $153 million for the year ended December 31, 2009, due to an increase in guaranteed benefit rider fees on variable annuities.

Expenses

Total expenses decreased $288 million, or 15%, to $1.6 billion for the year ended December 31, 2009, primarily due to the impact of updating valuation assumptions and the impact of market performance on amortization of DAC and DSIC, partially offset by higher interest credited to fixed accounts compared to the prior year.

Distribution expenses increased $4 million, or 2%, to $211 million for the year ended December 31, 2009, primarily due to higher non-deferred distribution-related costs driven by higher sales of fixed annuities.

Interest credited to fixed accounts increased $113 million, or 17%, to $759 million for the year ended December 31, 2009, primarily due to higher average fixed annuity account balances and higher average fixed annuity crediting rates compared to the prior year. Average fixed annuities contract accumulation values increased $1.9 billion, or 16%, compared to the prior year. The average fixed annuity crediting rate excluding capitalized interest increased to 3.9% in 2009 compared to 3.7% in the prior year.

Benefits, claims, losses and settlement expenses increased $149 million, or 55%, to $418 million for the year ended December 31, 2009, primarily driven by an increase in expenses from variable annuity living benefit guarantees. Benefits, claims, losses and settlement expenses in 2009 were impacted by $148 million of market impacts on variable annuity benefit expenses, net of hedges and DSIC, compared to a $32 million benefit in 2008. The non-cash impact of the nonperformance spread on the fair value of living benefit liabilities increased benefits, claims, losses and settlement expenses in 2009 compared to a decrease in 2008. Benefits, claims, losses and settlement expenses in 2009 included a benefit of $47 million from updating valuation assumptions compared to a benefit of $46 million in the prior year from updating valuation assumptions and converting to a new valuation system. The impact of market performance in 2009 decreased DSIC amortization by $4 million compared to an expense of $41 million in the prior year.

Amortization of DAC decreased $539 million, or 94%, to $37 million for the year ended December 31, 2009 compared to $576 million in the prior year. DAC amortization in 2009 included a $64 million benefit from updating valuation assumptions in 2009 compared to a $9 million benefit from updating valuation assumptions and converting to a new valuation system in the prior year. DAC amortization in 2009 was reduced by $136 million due to market impacts, including $113 million offsetting higher variable annuity benefit expenses, net of hedges. DAC amortization in 2008 was increased by $348 million due to market impacts, including a $111 million expense offsetting gains on variable annuity benefits, net of hedges.

60      ANNUAL REPORT 2009

General and administrative expense decreased $15 million, or 7%, to $192 million for the year ended December 31, 2009, primarily due to expense controls.

Protection

Our Protection segment offers a variety of protection products to address the protection and risk management needs of our retail clients including life, disability income and property-casualty insurance. Life and disability income products are primarily distributed through our branded advisors. Our property-casualty products are sold direct, primarily through affinity relationships. We issue insurance policies through our life insurance subsidiaries and the property casualty companies. The primary sources of revenues for this segment are premiums, fees, and charges that we receive to assume insurance-related risk. We earn net investment income on owned assets supporting insurance reserves and capital supporting the business. We also receive fees based on the level of assets supporting variable universal life separate account balances. This segment earns intersegment revenues from fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource VST Funds under the variable universal life contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

The following table presents the results of operations of our Protection segment:

	Years Ended December 31,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$47	$56	$(9)	(16)%
Distribution fees	97	106	(9)	(8)
Net investment income	422	252	170	67
Premiums	1,020	994	26	3
Other revenues	386	547	(161)	(29)

Total revenues	1,972	1,955	17	1
Banking and deposit interest expense	1	1	—	—

Total net revenues	1,971	1,954	17	1

Expenses
Distribution expenses	22	18	4	22
Interest credited to fixed accounts	144	144	—	—
Benefits, claims, losses and settlement expenses	924	856	68	8
Amortization of deferred acquisition costs	159	333	(174)	(52)
General and administrative expense	226	251	(25)	(10)

Total expenses	1,475	1,602	(127)	(8)

Pretax income	$496	$352	$144	41%

Our Protection segment pretax income was $496 million for 2009, an increase of $144 million, or 41%, from $352 million in 2008.

Net revenues

Net revenues increased $17 million, or 1%, to $2.0 billion for the year ended December 31, 2009, due to an increase in net investment income and premiums, partially offset by a decrease in other revenues related to updating valuation assumptions.

Net investment income increased $170 million, or 67%, to $422 million for the year ended December 31, 2009, primarily due to net realized investment gains of $27 million in 2009 compared to net realized investment losses of $92 million in the prior year primarily related to impairments of Available-for-Sale securities. In addition, investment income earned on fixed maturity securities increased $46 million compared to the prior year driven by higher yields on the longer-term investments in our fixed income investment portfolio.

ANNUAL REPORT 2009      61

Premiums increased $26 million, or 3%, to $1.0 billion for the year ended December 31, 2009, due to growth in Auto and Home premiums compared to the prior year driven by higher volumes. Auto and Home policy counts increased 9% period-over-period.

Other revenues decreased $161 million, or 29%, to $386 million for the year ended December 31, 2009, due to a $65 million expense from updating valuation assumptions in 2009 compared to a $95 million benefit from updating valuation assumptions and converting to a new valuation system for RiverSource Life products in 2008.

Expenses

Total expenses decreased $127 million, or 8%, to $1.5 billion for the year ended December 31, 2009, primarily due to the impact of updating valuation assumptions.

Benefits, claims, losses and settlement expenses increased $68 million, or 8%, to $924 million for the year ended December 31, 2009, primarily due to volume-driven increases in Auto and Home reserves, as well as a lower benefit from updating valuation assumptions in 2009 compared to the benefit from updating valuation assumptions and implementing a new valuation system in 2008.

Amortization of DAC decreased $174 million, or 52%, to $159 million for the year ended December 31, 2009, primarily due to a benefit of $55 million from updating valuation assumptions in 2009 compared to an expense of $90 million from updating valuation assumptions and converting to a new valuation system in the prior year. The impact of market performance in 2009 decreased DAC amortization by $3 million compared to an expense of $56 million in the prior year.

General and administrative expense decreased $25 million, or 10%, to $226 million for the year ended December 31, 2009, primarily due to the write-off of certain capitalized software costs in 2008 and lower premium taxes compared to the prior year.

Corporate & Other

Our Corporate & Other segment consists of net investment income on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues from various investments as well as unallocated corporate expenses.

The following table presents the results of operations of our Corporate & Other segment:

	Years Ended December 31,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Net investment income	$(59)	$(25)	$(34)	NM
Other revenues	62	26	36	NM

Total revenues	3	1	2	NM
Banking and deposit interest expense	1	2	(1)	(50)

Total net revenues	2	(1)	3	NM

Expenses
Distribution expenses	3	1	2	NM
Interest and debt expense	127	109	18	17
General and administrative expense	137	253	(116)	(46)

Total expenses	267	363	(96)	(26)

Pretax loss	$(265)	$(364)	$99	27%

NM Not Meaningful.

Our Corporate & Other segment pretax loss was $265 million for the year ended December 31, 2009 compared to $364 million in the prior year.

62      ANNUAL REPORT 2009

Net revenues increased $3 million compared to the prior year. Net investment loss for the year ended December 31, 2009 reflects the transfer priced interest income allocated to the Annuities and Protection segments for maintaining excess liquidity and the period-over-period decline in short-term interest rates. The increase in other revenues compared to the prior year was due to a $58 million gain on the repurchase of $135 million of our junior notes in 2009 compared to a gain of $19 million on the repurchase of $43 million of our junior notes in 2008.

Total expenses decreased $96 million, or 26%, to $267 million for the year ended December 31, 2009. Interest and debt expense for the year ended December 31, 2009 included a $13 million expense related to the early retirement of $450 million of our 5.35% senior notes due 2010. General and administrative expense decreased $116 million, or 46%, compared to the prior year due to money market support costs incurred in 2008, including $77 million related to the mark-to-market of Lehman Brothers securities that we purchased from various 2a-7 money market mutual funds managed by our subsidiary, RiverSource Investments, LLC and $36 million for the cost of guaranteeing specific client holdings in an unaffiliated money market mutual fund, and $60 million in restructuring charges in 2008, partially offset by higher performance compensation accruals and legal expenses in 2009.

Consolidated Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table presents our consolidated results of operations:

	Years Ended December 31,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$2,899	$3,238	$(339)	(10)%
Distribution fees	1,565	1,762	(197)	(11)
Net investment income	817	2,014	(1,197)	(59)
Premiums	1,048	1,017	31	3
Other revenues	766	724	42	6

Total revenues	7,095	8,755	(1,660)	(19)
Banking and deposit interest expense	179	249	(70)	(28)

Total net revenues	6,916	8,506	(1,590)	(19)

Expenses
Distribution expenses	1,912	2,011	(99)	(5)
Interest credited to fixed accounts	790	847	(57)	(7)
Benefits, claims, losses and settlement expenses	1,125	1,179	(54)	(5)
Amortization of deferred acquisition costs	933	551	382	69
Interest and debt expense	109	112	(3)	(3)
Separation costs	—	236	(236)	(100)
General and administrative expense	2,472	2,562	(90)	(4)

Total expenses	7,341	7,498	(157)	(2)

Pretax income (loss)	(425)	1,008	(1,433)	NM
Income tax provision (benefit)	(333)	202	(535)	NM

Net income (loss)	(92)	806	(898)	NM

Less: Net loss attributable to noncontrolling interests	(54)	(8)	(46)	NM

Net income (loss) attributable to Ameriprise Financial	$(38)	$814	$(852)	NM

NM Not Meaningful.

ANNUAL REPORT 2009      63

Overall

Net loss attributable to Ameriprise Financial was $38 million for 2008, down $852 million from net income attributable to Ameriprise Financial of $814 million for 2007. The loss in 2008 was primarily attributable to negative economic, credit and equity market trends that accelerated in the third and fourth quarters of 2008. The S&P 500 Index ended 2008 at 903 compared to 1,468 at the end of 2007, a drop of 565 points, or 38%. Credit spreads widened in the fourth quarter of 2008 as reflected in the 114 basis point increase in the Barclays U.S. Corporate Investment Grade Index and the 642 basis point increase in the Barclays High Yield Index. Short-term interest rates declined in the fourth quarter of 2008 as the Fed Funds rate was reduced to 0-25 basis points.

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

The total pretax impacts on revenues and expenses for the year ended December 31, 2008 attributable to the annual review of valuation assumptions for products of RiverSource Life companies, the valuation system conversion and the impact of markets on DAC and DSIC amortization, variable annuity living benefit riders, net of hedges and GMDB and GMIB benefits were as follows:

Segment Pretax Benefit (Charge)	Premiums	Other Revenues	Distribution Expenses	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total
	(in millions)
Annuities	$—	$—	$1	$37	$(339)	$(301)
Protection	2	95	—	43	(146)	(6)

Total	$2	$95	$1	$80	$(485)	$(307)

64      ANNUAL REPORT 2009

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

Management and financial advice fees decreased $339 million, or 10%, to $2.9 billion in 2008 compared to $3.2 billion in 2007. Total client assets as of December 31, 2008 were $241.4 billion compared to $293.9 billion as of December 31, 2007, a decrease of $52.5 billion, or 18%. Wrap account assets decreased $21.1 billion, or 22%, due to weak equity markets in 2008, partially offset by inflows and an increase in assets of $2.0 billion related to our acquisition of H&R Block Financial Advisors, Inc. in the fourth quarter of 2008. Market depreciation on wrap account assets was $26.8 billion during 2008 compared to market appreciation of $5.8 billion during 2007. Net inflows in wrap accounts decreased to $3.7 billion in 2008 from $11.7 billion in 2007. Total managed assets decreased $104.3 billion, or 28%, primarily due to market depreciation and net outflows in Domestic and International funds and a $28.6 billion decrease in International managed assets in 2008 due to the impact of changes in foreign currency exchange rates, partially offset by an increase in assets of $12.8 billion related to our acquisition of Seligman.

Distribution fees decreased $197 million, or 11%, to $1.6 billion in 2008 compared to $1.8 billion in 2007 primarily due to the impact of market depreciation on asset based fees and decreased sales volume due to a shift in client behavior away from traditional investment activity.

Net investment income decreased $1.2 billion, or 59%, to $817 million in 2008 compared to $2.0 billion in 2007. Included in net investment income for 2008 were $757 million of net realized investment losses on Available-for-Sale securities, primarily consisting of other-than-temporary impairments, compared to net realized investment gains on Available-for-Sale securities of $44 million in 2007. Also contributing to the decrease in net investment income was a loss of $88 million on trading securities in 2008 compared to a gain of $3 million in 2007 and a $224 million decrease in investment income earned on fixed maturity securities primarily from declining average balances in fixed annuities and increased holdings of cash and cash equivalents. Investment income on fixed maturities was $1.6 billion in 2008 compared to $1.8 billion in 2007.

Premiums increased $31 million, or 3%, to $1.0 billion in 2008 primarily due to a 6% year-over-year increase in auto and home policy counts and a 9% increase in traditional life insurance in force. Traditional life insurance in force increased $6.6 billion to $77.4 billion in 2008 compared to $70.8 billion in 2007.

Other revenues increased $42 million, or 6%, to $766 million in 2008 compared to $724 million in 2007 primarily due to a $95 million benefit from updating valuation assumptions and converting to a new valuation system for products of RiverSource Life companies in the third quarter of 2008. Also, in the fourth quarter of 2008, we extinguished $43 million of our junior notes and recognized a gain of $19 million. Other revenues in 2008 included $36 million from the sale of certain operating assets. Other revenues in 2007 included $25 million of additional proceeds related to the sale of our defined contribution recordkeeping business in 2006 and $68 million from unwinding a variable interest entity.

Banking and deposit interest expense decreased $70 million to $179 million in 2008 compared to $249 million in 2007 due to lower crediting rates accrued on certificates.

ANNUAL REPORT 2009      65

Expenses

Total expenses decreased $157 million, or 2%, to $7.3 billion in 2008 compared to $7.5 billion in 2007. Included in 2007 total expenses were $236 million of separation costs. Excluding separation costs from 2007, total expenses increased $79 million, or 1%, compared to the prior year. A $382 million increase in amortization of DAC was partially offset by decreases in all other expense lines.

Distribution expenses decreased $99 million, or 5%, to $1.9 billion in 2008 compared to $2.0 billion in 2007 primarily due to the impact of lower cash sales on advisor compensation as reflected by a decrease in net revenues per advisor from $315,000 in 2007 to $267,000 in 2008 and a $104.3 billion decrease in total managed assets.

Interest credited to fixed accounts decreased $57 million, or 7%, to $790 million in 2008 compared to $847 million in 2007 primarily driven by declining fixed annuity balances. The balances had been decreasing steadily throughout 2008 until the fourth quarter when we experienced positive flows into fixed annuities.

Benefits, claims, losses and settlement expenses decreased $54 million, or 5%, to $1.1 billion in 2008 compared to $1.2 billion in 2007. Benefits, claims, losses and settlement expenses in 2008 included an $89 million benefit from updating valuation assumptions and converting to a new valuation system in the third quarter of 2008 and a $101 million benefit related to the market impact on variable annuity guaranteed living benefits, net of hedges. Partially offsetting these benefits was a $41 million expense related to the market's impact on DSIC, a $69 million expense related to the equity market's impact on variable annuity guaranteed death and income benefits and increases in life, long term care and auto and home insurance benefits. Benefits, claims, losses and settlement expenses in 2007 included $12 million of expense related to updating valuation assumptions, $39 million of expense related to the unfavorable market impact on variable annuity guaranteed living benefits, net of hedges and an immaterial market impact on DSIC.

Amortization of DAC increased $382 million, or 69%, to $933 million in 2008 compared to $551 million in 2007. Amortization of DAC in 2008 included a $293 million expense from the market's impact on DAC, an $81 million expense from updating valuation assumptions and conversion to a new valuation system in the third quarter of 2008 and a $111 million expense related to higher estimated gross profits to amortize as a result of the reserve decrease, net of hedges, for variable annuity guaranteed living benefits. The market impact on DAC included $220 million resulting from management's action in the fourth quarter of 2008 to lower future profit expectations based on continued depreciation in contract values and historical equity market return patterns. In the prior year, DAC amortization included expense of $16 million related to updating valuation assumptions and benefits of $6 million from the market's impact on DAC and $17 million related to the DAC effect of variable annuity guaranteed living benefits, net of hedges.

Separation costs in 2007 were primarily associated with separating and reestablishing our technology platforms. All separation costs were incurred as of December 31, 2007.

General and administrative expense decreased $90 million, or 4%, to $2.5 billion in 2008 compared to $2.6 billion in 2007 as a result of expense management initiatives and lower compensation-related expenses primarily from lower Threadneedle hedge fund performance fees. General and administrative expense in 2008 included a $77 million expense related to changes in fair value of Lehman Brothers securities that we purchased from various 2a-7 money market mutual funds managed by RiverSource Investments, a $36 million expense for the cost of guaranteeing specific client holdings in an unaffiliated money market mutual fund, a $19 million expense related to acquisition integration and $60 million in restructuring charges. General and administrative expense in 2007 included expenses related to professional and consultant fees representing increased spending on investment initiatives, increased hedge fund performance compensation and an increase in technology related costs.

Income Taxes

Our effective tax rate increased to 78.4% for the year ended December 31, 2008, compared to 20.0% for the year ended December 31, 2007, primarily due to a pretax loss in relation to a net tax benefit for the year ended December 31, 2008 compared to pretax income for the year ended December 31, 2007. Our effective tax rate for December 31, 2008 included $79 million in tax benefits related to changes in the status of current audits and closed audits, tax planning initiatives, and the finalization of prior year tax returns. Our effective tax rate for December 31, 2007 included a $16 million tax benefit related to the finalization of certain income tax audits and a $19 million tax benefit related to our plan to begin repatriating earnings of certain Threadneedle entities through dividends.

On September 25, 2007, the IRS issued Revenue Ruling 2007-61 in which it announced that it intends to issue regulations with respect to certain computational aspects of the DRD related to separate account assets held in connection with variable contracts of life insurance

66      ANNUAL REPORT 2009

companies. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time, but they may result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is likely that any such regulations would apply prospectively only.

Results of Operations by Segment

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following tables present summary financial information by segment and reconciliation to consolidated totals derived from Note 26 to our Consolidated Financial Statements:

	Years Ended December 31,
	2008	Percent Share of Total	2007	Percent Share of Total
	(in millions, except percentages)
Total net revenues
Advice & Wealth Management	$3,110	45%	$3,809	45%
Asset Management	1,289	19	1,762	21
Annuities	1,618	23	2,206	26
Protection	1,954	28	1,939	23
Corporate & Other	(1)	—	24	—
Eliminations	(1,054)	(15)	(1,234)	(15)

Total net revenues	$6,916	100%	$8,506	100%

Total expenses
Advice & Wealth Management	$3,259	44%	$3,524	47%
Asset Management	1,266	17	1,463	20
Annuities	1,905	26	1,783	23
Protection	1,602	22	1,454	19
Corporate & Other	363	5	508	7
Eliminations	(1,054)	(14)	(1,234)	(16)

Total expenses	$7,341	100%	$7,498	100%

Net loss attributable to noncontrolling interests
Asset Management	$(54)	100%	$(8)	100%
Pretax income (loss) attributable to Ameriprise Financial
Advice & Wealth Management	$(149)	40%	$285	28%
Asset Management	77	(21)	307	30
Annuities	(287)	77	423	42
Protection	352	(94)	485	48
Corporate & Other	(364)	98	(484)	(48)

Pretax income (loss) attributable to Ameriprise Financial	$(371)	100%	$1,016	100%

ANNUAL REPORT 2009      67

Advice & Wealth Management

Our Advice & Wealth Management segment provides financial planning and advice, as well as full service brokerage and banking services, primarily to retail clients, through our financial advisors. Our affiliated advisors utilize a diversified selection of both affiliated and non-affiliated products to help clients meet their financial needs.

The following table presents the results of operations of our Advice & Wealth Management segment:

	Years Ended December 31,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$1,339	$1,350	$(11)	(1)%
Distribution fees	1,912	2,218	(306)	(14)
Net investment income	(43)	395	(438)	NM
Other revenues	80	76	4	5

Total revenues	3,288	4,039	(751)	(19)
Banking and deposit interest expense	178	230	(52)	(23)

Total net revenues	3,110	3,809	(699)	(18)

Expenses
Distribution expenses	2,121	2,349	(228)	(10)
General and administrative expense	1,138	1,175	(37)	(3)

Total expenses	3,259	3,524	(265)	(8)

Pretax income (loss)	$(149)	$285	$(434)	NM

NM Not Meaningful.

Our Advice & Wealth Management segment pretax loss was $149 million in 2008 compared to pretax income of $285 million in 2007.

Net revenues

Net revenues were $3.1 billion in 2008 compared to $3.8 billion in 2007, a decrease of $699 million, or 18%, primarily driven by decreases in net investment income from realized investment losses and lower distribution fees.

Management and financial advice fees decreased $11 million, or 1%, to $1.3 billion in 2008. The decrease was primarily due to a $21.1 billion decline in total wrap account assets as a result of the deterioration in the equity markets, as well as lower net inflows compared to the prior year, partially offset by a $2.0 billion increase in wrap account assets related to our acquisition of H&R Block Financial Advisors, Inc. Net inflows in wrap accounts decreased to $3.7 billion in 2008 from net inflows of $11.7 billion in 2007.

Distribution fees decreased $306 million, or 14%, from $2.2 billion in 2007 to $1.9 billion in 2008 primarily due to market depreciation and decreased sales volume due to a shift in client behavior away from traditional investment activity.

Net investment income decreased $438 million from $395 million in 2007 to a loss of $43 million in 2008, primarily due to net realized investment losses of $333 million on Available-for-Sale securities in 2008, primarily from other-than-temporary impairments. Investment income from fixed maturity securities and other investments decreased $99 million primarily due to lower yields on our investment portfolio as we increased our liquidity position.

Banking and deposit interest expense decreased $52 million, or 23%, to $178 million in 2008 compared to $230 million in 2007. This decrease is due to lower crediting rates accrued on certificates.

Expenses

Total expenses decreased $265 million, or 8%, from $3.5 billion in 2007 to $3.3 billion in 2008 primarily due to a $228 million decrease in distribution expenses resulting from the impact of lower asset levels and cash sales on advisor compensation as reflected by a decrease

68      ANNUAL REPORT 2009

in net revenues per advisor from $315,000 in 2007 to $267,000 in 2008. General and administrative expense decreased $37 million, or 3%, from the prior year primarily due to our expense reduction initiatives in 2008, partially offset by acquisition integration costs.

Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients.

The following table presents the results of operations of our Asset Management segment:

	Years Ended December 31,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$1,077	$1,362	$(285)	(21)%
Distribution fees	247	322	(75)	(23)
Net investment income	(13)	48	(61)	NM
Other revenues	(15)	50	(65)	NM

Total revenues	1,296	1,782	(486)	(27)
Banking and deposit interest expense	7	20	(13)	(65)

Total net revenues	1,289	1,762	(473)	(27)

Expenses
Distribution expenses	417	464	(47)	(10)
Amortization of deferred acquisition costs	24	33	(9)	(27)
General and administrative expense	825	966	(141)	(15)

Total expenses	1,266	1,463	(197)	(13)

Pretax income	23	299	(276)	(92)
Less: Net loss attributable to noncontrolling interests	(54)	(8)	(46)	NM

Pretax income attributable to Ameriprise Financial	$77	$307	$(230)	(75)%

NM Not Meaningful.

Our Asset Management segment pretax income attributable to Ameriprise Financial was $77 million in 2008, down $230 million, or 75%, from $307 million in 2007.

Net revenues

Net revenues decreased $473 million, or 27%, in 2008 to $1.3 billion compared to net revenues of $1.8 billion in 2007.

Management and financial advice fees decreased $285 million, or 21%, to $1.1 billion compared to $1.4 billion in 2007 primarily due to a decrease in total managed assets excluding wrap account assets of $83.2 billion during 2008, negative market impacts and lower Threadneedle hedge fund performance fees. Domestic managed assets were $127.9 billion in 2008 compared to $156.3 billion in 2007. The decrease in Domestic managed assets of $28.4 billion was due to market depreciation of $28.8 billion and net outflows of $12.9 billion, partially offset by a $12.8 billion increase in managed assets due to the acquisition of Seligman in the fourth quarter of 2008. International managed assets were $74.2 billion in 2008 compared to $134.4 billion in 2007. The decrease in International managed assets of $60.2 billion was due to a decrease of $28.6 billion related to changes in foreign currency exchange rates, net outflows of $15.8 billion and market depreciation of $19.8 billion.

Distribution fees decreased $75 million, or 23%, to $247 million in 2008 compared to $322 million in 2007 primarily due to decreased mutual fund sales volume and lower 12b-1 fees driven by flows and negative market impacts.

Net investment income decreased $61 million from $48 million in 2007 to a net investment loss of $13 million in 2008 primarily due to losses related to changes in the fair value of seed money investments driven by the declining market, as well as the deconsolidation of a collateralized debt obligation ("CDO") in the fourth quarter of 2007, which was offset in banking and deposit interest expense.

ANNUAL REPORT 2009      69

Other revenues decreased $65 million from $50 million in 2007 to a loss of $15 million in 2008 primarily due to decreases in revenue related to certain consolidated limited partnerships. Other revenues in 2008 included $36 million from the sale of certain operating assets. Other revenues in 2007 included $25 million of additional proceeds related to the sale of our defined contribution recordkeeping business in 2006, as well as an $8 million gain from the sale of certain Threadneedle limited partnerships.

Expenses

Total expenses decreased $197 million, or 13%, primarily due to a $141 million decrease in general and administrative expense driven by expense management initiatives and lower incentive compensation accruals. Distribution expenses decreased $47 million related to decreased mutual fund sales volume.

Annuities

Our Annuities segment provides variable and fixed annuity products of RiverSource Life companies to our retail clients primarily through our Advice & Wealth Management segment and to the retail clients of unaffiliated advisors through third-party distribution.

The following table presents the results of operations of our Annuities segment:

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

70      ANNUAL REPORT 2009

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

Benefits, claims, losses and settlement expenses decreased $60 million, or 18%, to $269 million in 2008 compared to $329 million in 2007. Benefits, claims, losses and settlement expenses in 2008 included a $46 million benefit from updating valuation assumptions and converting to a new valuation system in the third quarter of 2008 and a benefit of $101 million related to the unfavorable market impact on variable annuity living benefits, net of hedges, partially offset by an expense of $41 million related to the market's impact on DSIC and a $69 million expense related to the equity market's impact on variable annuity guaranteed death and income benefits. Expenses related to changes in the fair value of variable annuity guaranteed living benefit riders, net of hedges were comprised of a $1.6 billion increase in hedge assets partially offset by a $1.5 billion increase in reserves. Prior year benefits, claims, losses and settlement expenses included $36 million related to the unfavorable market impact on variable annuity guaranteed living benefits, net of hedges and $2 million from updating valuation assumptions.

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

ANNUAL REPORT 2009      71

The following table presents the results of operations of our Protection segment:

	Years Ended December 31,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$56	$68	$(12)	(18)%
Distribution fees	106	102	4	4
Net investment income	252	361	(109)	(30)
Premiums	994	956	38	4
Other revenues	547	453	94	21

Total revenues	1,955	1,940	15	1
Banking and deposit interest expense	1	1	—	—

Total net revenues	1,954	1,939	15	1

Expenses
Distribution expenses	18	16	2	13
Interest credited to fixed accounts	144	141	3	2
Benefits, claims, losses and settlement expenses	856	850	6	1
Amortization of deferred acquisition costs	333	200	133	67
General and administrative expense	251	247	4	2

Total expenses	1,602	1,454	148	10

Pretax income	$352	$485	$(133)	(27)%

Our Protection segment pretax income was $352 million for 2008, down $133 million, or 27%, from $485 million in 2007.

Net revenues

Net revenues increased $15 million, or 1%, from the prior year.

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

Premiums increased $38 million, or 4%, from the prior year, primarily due to a 6% increase in Auto and Home policy counts and an increase of 9% in traditional life insurance in force. Traditional life insurance in force was $77.4 billion as of year-end 2008, compared to $70.8 billion as of year-end 2007.

Other revenues increased $94 million, or 21%, to $547 million in 2008 primarily due to a $95 million benefit from updating valuation assumptions and converting to a new valuation system in the third quarter of 2008.

Expenses

Total expenses increased $148 million, or 10%, to $1.6 billion for 2008 compared to $1.5 billion for 2007, primarily due to a $133 million increase in amortization of DAC. DAC amortization in 2008 included a $90 million expense from updating valuation assumptions and converting to a new valuation system in the third quarter of 2008, as well as the market's unfavorable impact on DAC. In response to the accelerated market deterioration in the fourth quarter of 2008, management took action to lower future variable universal life profit expectations based on continued depreciation in contract values and historical equity market return patterns. DAC amortization in 2007 included a $20 million expense from updating valuation assumptions and an immaterial market impact.

72      ANNUAL REPORT 2009

Corporate & Other

The following table presents the results of operations of our Corporate & Other segment:

	Years Ended December 31,
	2008	2007	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$—	$1	$(1)	NM
Net investment income	(25)	22	(47)	NM
Other revenues	26	7	19	NM

Total revenues	1	30	(29)	(97)%
Banking and deposit interest expense	2	6	(4)	(67)

Total net revenues	(1)	24	(25)	NM

Expenses
Distribution expenses	1	1	—	—
Interest and debt expense	109	112	(3)	(3)
Separation costs	—	236	(236)	NM
General and administrative expense	253	159	94	59

Total expenses	363	508	(145)	(29)

Pretax loss	$(364)	$(484)	$120	25%

NM Not Meaningful.

Our Corporate & Other segment pretax loss in 2008 was $364 million, an improvement of $120 million compared to a pretax loss of $484 million in 2007. The improvement was primarily due to a decrease in separation costs of $236 million, as the separation from American Express was completed in 2007. Other revenues increased $19 million due to recognizing a $19 million gain from extinguishing $43 million of our junior notes in the fourth quarter of 2008. These positive impacts were offset by a $47 million decrease in net investment income and a $94 million increase in general and administrative expense. The decrease in net investment income was primarily due to lower investment income on fixed maturities and lower income on seed money investments and other investments. The increase in general and administrative expense was driven by a $77 million expense related to changes in fair value of Lehman Brothers securities that we purchased from various 2a-7 money market mutual funds managed by RiverSource Investments, expense of $36 million for the cost of guaranteeing specific client holdings in an unaffiliated money market mutual fund and $60 million in restructuring charges. Partially offsetting these increases in general and administrative expense were decreases related to our expense reduction initiatives and lower incentive compensation accruals.

Fair Value Measurements

We report certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives, properties held by our consolidated property funds, and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions. Companies are not permitted to use market prices that are the result of a forced liquidation or distressed sale. We include actual market prices, or observable inputs, in our fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. We validate prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors.

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

ANNUAL REPORT 2009      73

(discounted cash flows using market rates) than on a market approach (prices from pricing services). We consider market observable yields for other asset classes we consider to be of similar risk which includes nonperformance and liquidity for individual securities to set the discount rate for applying the income approach to certain non-agency residential mortgage backed securities. The discount rates used for these securities at December 31, 2009 ranged from 11% to 22%.

Non-Agency Residential Mortgage Backed Securities Backed by Sub-prime, Alt-A or Prime Collateral

Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but may not conform to government-sponsored standards. Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles. We have exposure to these types of loans predominantly through mortgage backed and asset backed securities. The slow down in the U.S. housing market, combined with relaxed underwriting standards by some originators, has led to higher delinquency and loss rates for some of these investments. Market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities. As a part of our risk management process, an internal rating system is used in conjunction with market data as the basis of analysis to assess the likelihood that we will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, we perform our own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds, loss severity, and geographic concentrations to determine if an other-than-temporary impairment should be recognized.

74      ANNUAL REPORT 2009

The following table presents, as of December 31, 2009, our non-agency residential mortgage backed and asset backed securities backed by sub-prime, Alt-A or prime mortgage loans by credit rating and vintage year:

	AAA		AA		A		BBB		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Sub-prime
2003 & prior	$2	$1	$—	$—	$—	$—	$—	$—	$—	$—	$2	$1
2004	14	14	7	2	7	7	—	—	10	6	38	29
2005	55	53	51	46	17	17	9	8	18	11	150	135
2006	—	—	9	8	6	6	19	18	53	34	87	66
2007	—	—	—	—	6	6	—	—	6	1	12	7
2008	—	—	7	6	—	—	—	—	—	—	7	6
Re-Remic(1)	42	42	—	—	—	—	19	19	—	—	61	61

Total Sub-prime	$113	$110	$74	$62	$36	$36	$47	$45	$87	$52	$357	$305

Alt-A
2003 & prior	$21	$21	$—	$—	$—	$—	$—	$—	$—	$—	$21	$21
2004	13	12	62	54	26	19	11	5	17	8	129	98
2005	5	3	59	36	32	17	13	8	258	169	367	233
2006	—	—	3	3	—	—	—	—	187	123	190	126
2007	—	—	—	—	—	—	—	—	221	120	221	120
2008	—	—	—	—	—	—	—	—	—	—	—	—

Total Alt-A	$39	$36	$124	$93	$58	$36	$24	$13	$683	$420	$928	$598

Prime
2003 & prior	$282	$273	$—	$—	$—	$—	$—	$—	$—	$—	$282	$273
2004	52	52	46	39	34	31	19	16	19	8	170	146
2005	17	19	59	59	80	78	72	58	136	79	364	293
2006	21	22	—	—	6	2	35	34	4	3	66	61
2007	43	44	—	—	—	—	—	—	15	11	58	55
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	2,443	2,534	—	—	—	—	—	—	—	—	2,443	2,534

Total Prime	$2,858	$2,944	$105	$98	$120	$111	$126	$108	$174	$101	$3,383	$3,362

Grand Total	$3,010	$3,090	$303	$253	$214	$183	$197	$166	$944	$573	$4,668	$4,265

(1)
Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement on senior bonds is increased through the Re-Remic process. Total exposure to subordinate tranches was nil as of December 31, 2009.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2009. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $28 million, net of DAC and DSIC amortization and income taxes, based on December 31, 2009 credit spreads.

ANNUAL REPORT 2009      75

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during 2009. At December 31, 2009, we had $3.1 billion in cash and cash equivalents compared to $6.2 billion at December 31, 2008. Excluding collateral received from derivative counterparties, cash and cash equivalents were $3.0 billion and $4.4 billion at December 31, 2009 and 2008, respectively. We have additional liquidity available through an unsecured revolving credit facility for $750 million that expires in September 2010, which we anticipate re-establishing before expiration. Under the terms of the underlying credit agreement, we can increase this facility to $1.0 billion. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this credit facility and had $2 million of outstanding letters of credit at December 31, 2009.

In June 2009, we issued $200 million of 7.75% senior notes due 2039 and $300 million of 7.30% senior notes due 2019 (collectively, "senior notes"). In July 2009, we used a portion of the proceeds from the issuance of our senior notes to repurchase $450 million aggregate principal amount of our 5.35% senior notes due 2010 pursuant to a cash tender offer. In addition, in June 2009, we received cash of $869 million from the issuance and sale of 36 million shares of our common stock. In September 2009, we announced the all-cash acquisition of the long-term asset management business of Columbia Management, which is expected to close in the spring of 2010. The total consideration to be paid will be between $900 million and $1.2 billion, which is expected to be funded through the use of cash on hand. In 2009, our subsidiaries, Ameriprise Bank, FSB and RiverSource Life, became members of the Federal Home Loan Bank of Des Moines ("FHLB of Des Moines"), which provides these subsidiaries with access to collateralized borrowings. As of December 31, 2009, we had no borrowings from the FHLB of Des Moines. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

Various ratings organizations publish financial strength ratings, which measure an insurance company's ability to meet contractholder and policyholder obligations, and credit ratings. The following table summarizes the ratings for Ameriprise Financial, Inc. and certain of its insurance subsidiaries as of the date of this filing:

	A.M. Best Company, Inc.	Standard & Poor's Ratings Services	Moody's Investors Service	Fitch Ratings Ltd.
Financial Strength Ratings
RiverSource Life	A+	AA-	Aa3	AA-
IDS Property Casualty Insurance Company	A	N/R	N/R	N/R
Credit Ratings
Ameriprise Financial, Inc.	a-	A	A3	A-

As of December 31, 2009, A.M. Best Company, Inc., Standard & Poor's Ratings Services, Moody's Investors Service and Fitch Ratings Ltd. retained negative outlooks on Ameriprise Financial, Inc. and RiverSource Life and the life insurance industry as a whole. For information on how changes in our financial strength or credit ratings could affect our financial condition and results of operations, see the "Risk Factors" discussion included in Part 1, Item 1A in our Annual Report on Form 10-K.

Dividends from Subsidiaries

Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company ("ACC"), AMPF Holding Corporation, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, Inc. ("AFSI") and our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. ("AEIS"), our auto and home insurance subsidiary, IDS Property Casualty Insurance Company ("IDS Property Casualty"), doing business as Ameriprise Auto & Home Insurance, Threadneedle, RiverSource Service Corporation and our investment advisory company, RiverSource Investments, LLC. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.

76      ANNUAL REPORT 2009

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	December 31,
	Actual Capital		Regulatory Capital Requirements
	2009	2008	2009	2008
	(in millions)
RiverSource Life(1)(2)	$3,450	$2,722	$803	$551
RiverSource Life of NY(1)(2)	286	229	44	58
IDS Property Casualty(1)(3)	405	436	133	124
Ameriprise Insurance Company(1)(3)	46	47	2	2
ACC(4)(5)	293	243	231	264
Threadneedle(6)	201	227	155	140
Ameriprise Bank, FSB(7)	255	113	231	123
AFSI(3)(4)	79	132	1	#
Ameriprise Captive Insurance Company(3)	28	20	12	9
Ameriprise Trust Company(3)	36	35	32	28
AEIS(3)(4)	133	74	29	4
Securities America, Inc.(3)(4)	15	17	#	#
RiverSource Distributors, Inc.(3)(4)	41	41	#	#
RiverSource Fund Distributors, Inc.(3)(4)	13	7	#	1
RiverSource Services, Inc.(8)	—	1	—	#
Ameriprise Advisor Services, Inc.(3)(4)(9)	4	22	#	5
#
Amounts are less than $1 million.
(1)
Actual capital is determined on a statutory basis.
(2)
Regulatory capital requirement is based on the statutory risk-based capital filing.
(3)
Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of December 31, 2009 and 2008.
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
(6)
Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The actual capital and the regulatory capital requirement for December 31, 2009 represent management's preliminary internal assessment of the risk based requirement specified by FSA regulations.
(7)
Ameriprise Bank is required to hold capital in compliance with the Office of Thrift Supervision ("OTS") regulations and policies, which currently require a Tier 1 (core) capital ratio of not less than 8%. As of December 31, 2008, Ameriprise Bank's Tier 1 core capital dropped to 7.36%. Ameriprise Financial promptly provided additional capital to Ameriprise Bank in January 2009 to bring the Tier 1 core capital back above the 8% de novo requirement.
(8)
De-registered as of June 30, 2009.
(9)
Ameriprise Advisor Services, Inc. has submitted an application to the SEC and FINRA to withdraw its registration as a broker-dealer, which is pending review and approval of our regulators.

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

In 2009, the parent holding company received cash dividends from its subsidiaries of $264 million and contributed cash to its subsidiaries of $233 million. In 2008, the parent holding company received cash dividends from its subsidiaries of $1.1 billion and contributed cash to its subsidiaries of $638 million, of which $441 million was in support of acquisitions in the fourth quarter of 2008. In 2007, subsidiaries paid cash dividends of $1.6 billion and received $40 million in contributions.

ANNUAL REPORT 2009      77

The following table presents the dividends that could have been paid within the limitations of the applicable regulatory authorities as further described below, excluding extraordinary dividends:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Dividend capacity
RiverSource Life(1)	$173	$523	$469
AEIS(4)	154	74	159
ACC(2)	87	—	79
RiverSource Investments, LLC	89	164	279
RiverSource Service Corporation	3	16	26
Threadneedle	95	111	134
Ameriprise Trust Company	4	11	22
Securities America Financial Corporation	15	17	—
AFSI(4)	78	272	201
IDS Property Casualty(3)	42	42	52
Ameriprise Captive Insurance Company	16	11	9
RiverSource Distributors, Inc	41	—	—
RiverSource Fund Distributors, Inc	13	—	—

Total dividend capacity	$810	$1,241	$1,430

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
(4)
In 2009, AEIS and AFSI became subsidiaries of AMPF Holding Corporation. For AFSI and AEIS, the dividend capacity is based on an internal model used to determine the availability of dividends, while maintaining net capital at a level sufficiently in excess of minimum levels defined by Securities and Exchange Commission rules.

78      ANNUAL REPORT 2009

The following table presents the cash dividends paid to the parent holding company, net of cash capital contributions made by the parent holding company for the following subsidiaries:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Cash dividends paid/(contributions made), net
RiverSource Life	$—	$775	$900
Ameriprise Bank, FSB	(85)	(82)	—
AEIS(1)	—	10	108
ACC	25	(115)	70
RiverSource Investments, LLC	—	(336)	100
RiverSource Service Corporation	3	15	22
Threadneedle	49	52	50
Ameriprise Trust Company	—	16	12
Securities America Financial Corporation	—	(25)	(17)
AFSI(1)	—	140	100
IDS Property Casualty	85	50	185
Ameriprise Advisor Capital, LLC	(10)	—	—
AMPF Holding Corporation	(38)	—	—
Other	2	1	(12)

Total	$31	$501	$1,518

(1)
In 2009, AEIS and AFSI became subsidiaries of AMPF Holding Corporation.

Share Repurchases, Debt Repurchases and Dividends Paid to Shareholders

We have a share repurchase program in place to return excess capital to shareholders. Since September 2008 through the date of this report, we have suspended our stock repurchase program. We may resume activity under our stock repurchase program and begin repurchasing shares in the open market or in privately negotiated transactions from time to time without notice. We reserve the right to suspend any such repurchases and to resume later repurchasing at any time, and expressly disclaim any obligation to maintain or lift any such suspension. At December 31, 2009, there was approximately $1.3 billion remaining to repurchase shares under authorizations approved by our Board of Directors.

Pursuant to the Amended and Restated Ameriprise Financial 2005 Incentive Compensation Plan, we reacquired 0.8 million shares of our common stock in 2009 through the surrender of restricted shares upon vesting and paid in the aggregate $11 million related to the holders' income tax obligations on the vesting date.

In 2009, we extinguished $460 million principal amount of our 5.35% senior notes due 2010 and $135 million principal amount of our junior notes. In 2008, we extinguished $43 million of our junior notes. In the future, we may from time to time seek to retire or purchase additional outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise, without prior notice. Such repurchases, if any, will depend upon market conditions and other factors. The amounts involved could be material.

We paid regular quarterly cash dividends to our shareholders totaling $164 million, $143 million and $133 million in 2009, 2008 and 2007, respectively. On February 3, 2010, our Board of Directors declared a quarterly cash dividend of $0.17 per common share. The dividend will be paid on February 26, 2010 to our shareholders of record at the close of business on February 12, 2010.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2009 was $1.3 billion compared to net cash provided by operating activities of $1.9 billion for the year ended December 31, 2008, a decrease of $3.2 billion. In 2009, operating cash was reduced by $1.9 billion due to a decrease in net cash collateral held related to derivative instruments, compared to an increase in operating cash of $1.6 billion in 2008. Partially offsetting this decrease was an increase in cash for the year ended December 31, 2009 due to repayments of funds advanced to clients in 2008 to fund their liquidity needs following the freeze of funds in the Reserve Primary Fund and the Reserve

ANNUAL REPORT 2009      79

Government Fund. The positive impacts to operating cash flows in 2009 from lower performance based compensation payments and a net decrease in income taxes paid compared to the prior year were offset by the negative impacts of integration and restructuring payments in 2009.

Net cash provided by operating activities for the year ended December 31, 2008 was $1.9 billion compared to $766 million for the year ended December 31, 2007, an increase of $1.2 billion. The increase was driven by a $1.6 billion increase in net cash collateral held related to derivative instruments at December 31, 2008. This increase was partially offset by the impact of advancing approximately $300 million to our clients to fund their critical liquidity needs following the freeze of funds in the Reserve Primary Fund and the Reserve Government Fund, as well as the costs associated with supporting RiverSource 2a-7 money market funds and a net increase in income taxes paid compared to the prior year. Reduced cash inflows related to lower fee revenues were offset by lower cash outflows due to lower expenses, including the completion of separation costs in 2007 and a $100 million settlement paid in 2007.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.

Net cash used in investing activities for the year ended December 31, 2009 was $6.4 billion compared to net cash provided by investing activities of $15 million for the year ended December 31, 2008, a decrease of $6.4 billion. Cash used for purchases of Available-for-Sale securities increased $14.2 billion and proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities increased $7.1 billion compared to the prior year, resulting in a $7.1 billion net decrease to cash. In 2008, we paid cash of $563 million for acquisitions, net of cash acquired. Net cash provided by investing activities for the year ended December 31, 2008 was $15 million compared to $4.6 billion for the year ended December 31, 2007, a decrease of $4.6 billion. Cash used for purchases of Available-for-Sale securities increased $1.9 billion and proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities decreased $2.2 billion compared to the prior year, resulting in a $4.1 billion net decrease to cash. We also paid cash of $563 million for acquisitions in the fourth quarter of 2008, net of cash acquired.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2009 was $4.5 billion compared to $506 million for the year ended December 31, 2008, an increase in cash of $4.0 billion. Cash received from the issuance of our senior notes and common stock in June 2009, net of issuance costs, was $491 million and $869 million, respectively. Net cash received from policyholder and contractholder account values increased $3.1 billion compared to the prior year primarily due to higher net flows of fixed annuities. Cash used for the repurchase of our common stock decreased $627 million compared to the prior year due to the suspension of our repurchase program. These increases to cash were offset by $550 million of cash used to extinguish $135 million of our junior notes and $460 million of our 5.35% senior notes due 2010 in 2009. The net cash decrease of $1.9 billion related to investment certificates and banking time deposits was primarily due to net outflows in investment certificates. Cash provided by other banking deposits increased $1.2 billion due to higher Ameriprise Bank, FSB activity in 2009.

Net cash provided by financing activities for the year ended December 31, 2008 was $506 million compared to net cash used in financing activities of $4.3 billion for the year ended December 31, 2007, an increase in cash of $4.8 billion. Cash proceeds from additions of investment certificates and banking time deposits increased $1.9 billion, primarily due to an increase in sales of investment certificates as a result of the market environment, as well as a sales promotion we began in April 2008. Net cash from policyholder and contractholder account values increased $2.9 billion from the prior year primarily due to $2.2 billion of lower net outflows in fixed annuities as a result of the market environment and sales initiatives. Cash used for the repurchase of our common stock decreased $351 million compared to the prior year due to fewer shares repurchased in 2008 at a lower average price. In the fourth quarter of 2008, we temporarily suspended our stock repurchase program in light of the market environment. Cash provided by other banking deposits decreased $520 million due to lower Ameriprise Bank, FSB activity in 2008.

80      ANNUAL REPORT 2009

Contractual Commitments

The contractual obligations identified in the table below include both our on and off-balance sheet transactions that represent material expected or contractually committed future obligations. Payments due by period as of December 31, 2009 were as follows:

	Total	2010	2011-2012	2013-2014	2015 and Thereafter
	(in millions)
Balance Sheet:
Debt(1)	$2,249	$340	$—	$381	$1,528
Insurance and annuities(2)	47,922	3,025	5,668	6,138	33,091
Investment certificates(3)	4,082	3,795	287	—	—
Deferred premium options(4)	1,201	189	341	261	410
Off-Balance Sheet:
Lease obligations	618	91	153	121	253
Purchase obligations(5)	1,121	1,057	53	11	—
Interest on debt(6)	2,358	136	240	225	1,757

Total	$59,551	$8,633	$6,742	$7,137	$37,039

(1)
See Note 14 to our Consolidated Financial Statements for more information about our debt.
(2)
These scheduled payments are represented by reserves of approximately $30.4 billion at December 31, 2009 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. Actual payment obligations may differ if experience varies from these assumptions. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.
(3)
The payments due by year are based on contractual term maturities. However, contractholders have the right to redeem the investment certificates earlier and at their discretion subject to surrender charges, if any. Redemptions are most likely to occur in periods of substantial increases in interest rates.
(4)
The fair value of the deferred premium options included on the Consolidated Balance Sheets was $1.1 billion as of December 31, 2009. See Note 20 to our Consolidated Financial Statements for more information about our deferred premium options.
(5)
The purchase obligation amounts include expected spending by period under contracts that were in effect at December 31, 2009. Total termination payments associated with these purchase obligations were $68 million as of December 31, 2009. Payments for 2010 include $1.0 billion of estimated consideration to be paid for our pending acquisition of the long-term asset management business of Columbia Management Group ("Columbia"). The total consideration to be paid will be between $900 million and $1.2 billion based on net flows at Columbia. The transaction is expected to close in the spring of 2010, subject to satisfaction of closing conditions that are generally present in similar acquisitions.
(6)
Interest on debt was estimated based on rates in effect as of December 31, 2009.

In addition to the contractual commitments outlined in the table above, we periodically fund the employees' defined benefit plans. We contributed $36 million and $21 million in 2009 and 2008, respectively, to our pension plans. We expect to contribute $66 million to our pension plans in 2010 and $2 million to our defined benefit postretirement plans in 2010. See Note 19 for additional information.

Total loan funding commitments, which are not included in the table above due to uncertainty with respect to timing of future cash flows, were $1.8 billion at December 31, 2009.

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

ANNUAL REPORT 2009      81

•
other statements about future economic performance, the performance of equity markets and interest rate variations and the economic performance of the United States and of global markets; and

•
statements of assumptions underlying such statements.

The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," "forecast," "on pace," "project" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from such statements.

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

•
changes to the Company's reputation that may arise from employee or affiliated advisor misconduct, legal or regulatory actions, improper management of conflicts of interest or otherwise;

•
the Company's capital structure, including indebtedness, limitations on subsidiaries to pay dividends, and the extent, manner, terms and timing of any share or debt repurchases management may effect as well as the opinions of rating agencies and other analysts and the reactions of market participants or the Company's regulators, advisors, distribution partners or customers in response to any change or prospect of change in any such opinion;

•
changes to the availability of liquidity and the Company's credit capacity that may arise due to shifts in market conditions, the Company's credit ratings and the overall availability of credit;

•
risks of default, capacity constraint or repricing by issuers or guarantors of investments the Company owns or by counterparties to hedge, derivative, insurance or reinsurance arrangements or by manufacturers of products the Company distributes, experience deviations from the Company's assumptions regarding such risks, the evaluations or the prospect of changes in evaluations of any such third parties published by rating agencies or other analysts, and the reactions of other market participants or the Company's regulators, advisors, distribution partners or customers in response to any such evaluation or prospect of changes in evaluation;

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

•
the ability to complete the acquisition opportunities the Company negotiates (including the transaction with Columbia Management);

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

82      ANNUAL REPORT 2009

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate, equity price, foreign currency and credit risk are the market risks to which we have material exposure. Equity price and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the spread income generated on our annuities, banking, and face amount certificate products and UL insurance products, the value of DAC and DSIC assets associated with variable annuity and variable UL products, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits.

The guaranteed benefits associated with our variable annuities are guaranteed minimum withdrawal benefits ("GMWB"), guaranteed minimum accumulation benefits ("GMAB"), guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB") options. Each of these guaranteed benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

We continue to utilize a hedging program which attempts to match the sensitivity of the assets with the sensitivity of the liabilities. This approach works with the premise that matched sensitivities will produce a highly effective hedging result. This program can generally be described as a "Static 3-Greek" hedging program. This style of hedging focuses mainly on first order sensitivities of the assets and liabilities; Equity Market Level (Delta), Interest Rate Level (Rho) and Volatility (Vega). Additionally, various second order sensitivities are managed. We use various index options across the term structure, interest rate swaps and swaptions, total return swaps and futures to manage the risk exposures. The exposures are measured and monitored daily, and adjustments to the hedge portfolio are made as necessary.

To evaluate interest rate and equity price risk we perform sensitivity testing which measures the impact on pretax income from the sources listed below for a 12 month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuity riders, equity indexed annuities, stock market certificates and the associated hedge assets, we assumed no change in implied market volatility despite the 10% drop in equity prices.

ANNUAL REPORT 2009      83

The following table presents our estimate of the pretax impact of these hypothetical market moves, net of hedging, as of December 31, 2009:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees	$(130)	$—	$(130)
DAC and DSIC amortization(1)	(136)	—	(136)
Variable annuity riders:
GMDB and GMIB	(34)	3	(31)
GMWB	(62)	76	14
GMAB	(20)	26	6
DAC and DSIC amortization(2)	N/A	N/A	(10)

Total variable annuity riders	(116)	105	(21)
Equity indexed annuities	1	(1)	—
Stock market certificates	4	(4)	—

Total	$(377)	$100	$(287)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees	$(18)	$—	$(18)
Variable annuity riders:
GMWB	166	(230)	(64)
GMAB	33	(46)	(13)
DAC and DSIC amortization(2)	N/A	N/A	30

Total variable annuity riders	199	(276)	(47)
Fixed annuities, fixed portion of variable annuities and fixed insurance products	(5)	—	(5)
Flexible savings and other fixed rate savings products	(5)	—	(5)

Total	$171	$(276)	$(75)

N/A Not Applicable.

(1)
Market impact on DAC and DSIC amortization resulting from lower projected profits.
(2)
Market impact on DAC and DSIC amortization related to variable annuity riders is modeled net of hedge impact.

The above results compare to estimated negative impacts to pretax income of $312 million related to a 10% equity price decline and $48 million related to a 100 basis point increase in interest rates as of December 31, 2008. The reduced equity impact in 2009 is a result of market dislocation in 2008 and changes to our valuation models. The discount rates and credit spreads we used in 2008 to value certain of our investments were negatively impacted by the market, which led to greater pretax loss projections related to our variable annuity riders, partially offset by a lower impact to our asset based management and distribution fees, primarily as a result of lower asset values.

In evaluating equity price risk, the estimated impact on DAC and DSIC amortization resulting from lower projected profits as a result of the equity price decline is shown separately from the estimated impact on DAC and DSIC amortization resulting from changes in the values of GMWB and GMAB riders net of hedges. In estimating the impact on DAC and DSIC amortization resulting from lower projected profits, we have not changed our assumed equity asset growth rates. This is a significantly more conservative estimate than if we assumed management follows its mean reversion guideline and increased near-term rates to recover the drop in equity values over a five-year

84      ANNUAL REPORT 2009

period. See Critical Accounting Policies for additional discussion on our DAC and DSIC accounting policies. We make this same conservative assumption in estimating the impact from GMDB and GMIB riders.

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

The selection of a 100 basis point interest rate increase as well as a 10% equity price decline should not be construed as a prediction of future market events. Impacts of larger or smaller changes in interest rates or equity prices may not be proportional to those shown for a 100 basis point increase in interest rates or a 10% decline in equity prices.

Asset-Based Management and Distribution Fees

We earn asset-based management fees on our owned separate account assets and certain of our managed assets. At December 31, 2009, the value of these assets was $58.1 billion and $243.2 billion, respectively. We also earn distribution fees on our managed assets. These sources of revenue are subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. We do not currently hedge the interest rate or equity price risk of this exposure.

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

Variable Annuity Riders

The total value of all variable annuity contracts has increased from $43.3 billion at December 31, 2008 to $55.1 billion at December 31, 2009. These contract values include GMWB and GMAB contracts which have increased from $12.7 billion and $2.0 billion, respectively, at December 31, 2008 to $19.2 billion and $2.9 billion at December 31, 2009, respectively. At December 31, 2009, reserves for GMWB and GMAB were $204 million and $100 million, respectively, compared to reserves of $1.5 billion and $367 million at December 31, 2008, respectively. The decrease in reserves for GMWB and GMAB reflect the changes in economic factors impacting the mark-to-market value of the guarantees. At December 31, 2009, the reserve for the other variable annuity guaranteed benefits, GMDB and GMIB, was $12 million compared to $67 million at December 31, 2008.

Equity Price Risk — Variable Annuity Riders

The variable annuity guaranteed benefits guarantee payouts to the annuity holder under certain specific conditions regardless of the performance of the investment assets. For this reason, when equity prices decline, the returns from the separate account assets coupled with guaranteed benefit fees from annuity holders may not be sufficient to fund expected payouts. In that case, reserves must be increased with a negative impact to earnings.

The core derivative instruments with which we hedge the equity price risk of our GMWB and GMAB provisions are longer dated put and call derivatives; these core instruments are supplemented with equity futures and total return swaps. In the third quarter of 2009, we entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable

ANNUAL REPORT 2009      85

annuity contracts written previously in 2009. See Note 20 to our Consolidated Financial Statements for further information on our derivative instruments.

Interest Rate Risk — Variable Annuity Riders

The GMAB and the non-life contingent benefits associated with the GMWB provisions create embedded derivatives which are carried at fair value separately from the underlying host variable annuity contract. Changes in the fair value of the GMWB and GMAB liabilities are recorded through earnings with fair value calculated based on projected, discounted cash flows over the life of the contract, including projected, discounted benefits and fees. Increases in interest rates reduce the fair value of the GMWB and GMAB liabilities. The GMWB and GMAB interest rate exposure is hedged with a portfolio of longer dated put and call derivatives, interest rate swaps and swaptions. These derivatives are an alternative to the more customized equity puts we previously used. We have entered into interest rate swaps according to risk exposures along maturities, thus creating both fixed rate payor and variable rate payor terms. If interest rates were to increase, we would have to pay more to the swap counterparty, and the fair value of our equity puts would decrease, resulting in a negative impact to our pretax income.

Fixed Annuities, Fixed Portion of Variable Annuities and Fixed Insurance Products

Interest rate exposures arise primarily with respect to the fixed account portion of annuity and insurance products of RiverSource Life companies and their investment portfolios. We guarantee an interest rate to the holders of these products. Premiums and deposits collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients' accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing rate environment, higher interest rates are reflected in crediting rates to clients sooner than in rates earned on invested assets resulting in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. Of the $30.9 billion in future policy benefits and claims on our Consolidated Balance Sheet at December 31, 2009, $30.1 billion related to liabilities created by these products. We do not hedge this exposure.

Flexible Savings and Other Fixed Rate Savings Products

We have interest rate risk from our flexible savings and other fixed rate savings products. These products are primarily investment certificates generally ranging in amounts from $1,000 to $1 million with terms ranging from three to 36 months, as well as other savings products sold through Ameriprise Bank. We guarantee an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although we monitor our investment strategy and make modifications based on our changing liabilities and the expected rate environment. Of the $8.6 billion in customer deposits at December 31, 2009, $3.2 billion related to reserves for our fixed rate certificate products and $2.6 billion related to reserves for our banking products.

Equity Indexed Annuities

Our equity indexed annuity product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500 Index. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500 Index, which is guaranteed for the initial seven-year term when the contract is held to full term. At December 31, 2009, we had $168 million in reserves related to equity indexed annuities. In 2007, we discontinued new sales of equity indexed annuities.

Equity Price Risk — Equity Indexed Annuities

The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, a portion of the proceeds from the sale of equity indexed annuities is used to purchase futures, calls and puts which generate returns to replicate what we must credit to client accounts. In conjunction with purchasing puts we also write puts. Pairing purchased puts with written puts allows us to better match the characteristics of the liability.

86      ANNUAL REPORT 2009

Interest Rate Risk — Equity Indexed Annuities

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

Stock Market Certificates

Stock market certificates are purchased for amounts generally from $1,000 to $1 million for terms of 52 weeks which can be extended to a maximum of 20 years. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500 Index up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Reserves for our stock market certificates are included in customer deposits on our Consolidated Balance Sheets. At December 31, 2009, we had $878 million in reserves related to stock market certificates.

Equity Price Risk — Stock Market Certificates

As with the equity indexed annuities, the equity-linked return to investors creates equity price risk exposure. We seek to minimize this exposure with purchased futures and call spreads that replicate what we must credit to client accounts.

Interest Rate Risk — Stock Market Certificates

Stock market certificates have some interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This risk continues to be fully hedged.

Foreign Currency Risk

We have foreign currency risk through our net investment in foreign subsidiaries and our operations in foreign countries. We are primarily exposed to changes in British Pounds ("GBP") related to our net investment in Threadneedle, which had 427 million GBP exposure at December 31, 2009. Our primary exposure related to operations in foreign countries is to the GBP and the Indian Rupee. We monitor the foreign exchange rates that we have exposure to and enter into foreign currency forward contracts to mitigate risk when economically prudent. At December 31, 2009, the notional value of outstanding contracts and our remaining foreign currency risk related to operations in foreign countries were not material.

Interest Rate Risk on External Debt

The stated interest rate on the $1.5 billion of our senior unsecured notes is fixed and the stated interest rate on the $322 million of junior notes is fixed until June 1, 2016. In January 2010, the Company entered into interest rate swap agreements to effectively convert the fixed interest rate on $1.0 billion of the senior unsecured notes to floating interest rates based on six-month LIBOR. As a result, we are exposed to interest rate risk on this debt.

We also have floating rate debt of $6 million related to our municipal bond inverse floater certificates and $381 million related to certain consolidated property funds, a portion of which is hedged using interest rate swaps which effectively convert the floating rates to fixed rates. The remaining interest rate risk on this debt is not material.

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

ANNUAL REPORT 2009      87

We manage our credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master netting arrangements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Generally, our current credit exposure on over-the-counter derivative contracts is limited to a derivative counterparty's net positive fair value of derivative contracts after taking into consideration the existence of netting arrangements and any collateral received. This exposure is monitored and managed to an acceptable threshold level.

Because exchange-traded futures are effected through regulated exchanges and positions are marked to market and generally cash settled on a daily basis, we have minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments.

We manage our credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, we regularly evaluate their financial strength during the terms of the treaties. As of December 31, 2009, our largest reinsurance credit risk is related to a long term care coinsurance treaty with a life insurance subsidiary of Genworth Financial, Inc. See Note 10 to our Consolidated Financial Statements for additional information on reinsurance.

88      ANNUAL REPORT 2009

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements:

Ameriprise Financial, Inc.

ANNUAL REPORT 2009      89

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ameriprise Financial, Inc.

We have audited the accompanying consolidated balance sheets of Ameriprise Financial, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ameriprise Financial, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, in 2009 the Company adopted new accounting guidance related to the recognition and presentation of other-than-temporary impairments. Also, in 2008 the Company adopted new accounting guidance related to the measurement of fair value, and in 2007 the Company adopted new guidance related to the accounting for uncertainty in income taxes, as well as new guidance related to the accounting for deferred acquisition costs in connection with modifications or exchanges insurance and annuity contracts.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ameriprise Financial, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2010, expressed an unqualified opinion thereon.

Minneapolis, Minnesota

February 23, 2010

90      ANNUAL REPORT 2009

Consolidated Statements of Operations
Ameriprise Financial, Inc.

	Years Ended December 31,
	2009	2008		2007
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$2,704	$2,899		$3,238
Distribution fees	1,420	1,565		1,762
Net investment income	2,002	817		2,014
Premiums	1,098	1,048		1,017
Other revenues	722	766		724

Total revenues	7,946	7,095		8,755
Banking and deposit interest expense	141	179		249

Total net revenues	7,805	6,916		8,506

Expenses
Distribution expenses	$1,782	$1,912		$2,011
Interest credited to fixed accounts	903	790		847
Benefits, claims, losses and settlement expenses	1,342	1,125		1,179
Amortization of deferred acquisition costs	217	933		551
Interest and debt expense	127	109		112
Separation costs	—	—		236
General and administrative expense	2,514	2,472		2,562

Total expenses	6,885	7,341		7,498

Pretax income (loss)	920	(425)		1,008
Income tax provision (benefit)	183	(333)		202

Net income (loss)	737	(92)		806
Less: Net income (loss) attributable to noncontrolling interests	15	(54)		(8)

Net income (loss) attributable to Ameriprise Financial	$722	$(38)		$814

Earnings (loss) per share attributable to Ameriprise Financial common shareholders
Basic	$2.98	$(0.17)		$3.45
Diluted	2.95	(0.17	) (1)	3.39
Weighted average common shares outstanding
Basic	242.2	222.3		236.2
Diluted	244.4	224.9		239.9
Cash dividends paid per common share	$0.68	$0.64		$0.56
Supplemental Disclosures:
Net investment income:
Net investment income before impairment losses on securities	$2,095

Total other-than-temporary impairment losses on securities	(83)
Portion of loss recognized in other comprehensive income	(10)

Net impairment losses recognized in net investment income	(93)

Net investment income	$2,002

(1)
Diluted shares used in this calculation represent basic shares due to the net loss. Using actual diluted shares would result in anti-dilution.

See Notes to Consolidated Financial Statements.

ANNUAL REPORT 2009      91

Consolidated Balance Sheets
Ameriprise Financial, Inc.

	December 31,
	2009	2008
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$3,097	$6,228
Investments	36,974	27,522
Separate account assets	58,129	44,746
Receivables	4,435	3,887
Deferred acquisition costs	4,334	4,383
Restricted and segregated cash	1,633	1,883
Other assets	5,172	6,928

Total assets	$113,774	$95,577

Liabilities and Equity
Liabilities:
Future policy benefits and claims	$30,886	$29,293
Separate account liabilities	58,129	44,746
Customer deposits	8,554	8,229
Debt	2,249	2,027
Accounts payable and accrued expenses	918	887
Other liabilities	3,162	3,928

Total liabilities	103,898	89,110

Equity:
Ameriprise Financial:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 295,839,581 and 256,432,623, respectively)	3	3
Additional paid-in capital	5,748	4,688
Retained earnings	5,282	4,592
Treasury shares, at cost (40,744,090 and 39,921,924 shares, respectively)	(2,023)	(2,012)
Accumulated other comprehensive income (loss), net of tax	263	(1,093)

Total Ameriprise Financial shareholders' equity	9,273	6,178
Noncontrolling interests	603	289

Total equity	9,876	6,467

Total liabilities and equity	$113,774	$95,577

See Notes to Consolidated Financial Statements.

92      ANNUAL REPORT 2009

Consolidated Statements of Cash Flows
Ameriprise Financial, Inc.

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Cash Flows from Operating Activities
Net income (loss)	$737	$(92)	$806
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Capitalization of deferred acquisition and sales inducement costs	(702)	(731)	(890)
Amortization of deferred acquisition and sales inducement costs	227	1,054	604
Depreciation, amortization and accretion, net	120	267	285
Deferred income tax (benefit) expense	(25)	(409)	25
Share-based compensation	182	148	143
Net realized investment gains	(163)	(5)	(49)
Other-than-temporary impairments and provision for loan losses	132	793	(13)
Changes in operating assets and liabilities:
Segregated cash	534	(419)	63
Trading securities and equity method investments, net	(18)	(20)	18
Future policy benefits and claims, net	105	466	84
Receivables	(126)	(200)	(288)
Brokerage deposits	(94)	278	(76)
Accounts payable and accrued expenses	26	(507)	(12)
Derivatives collateral, net	(1,914)	1,583	(106)
Other, net	(279)	(281)	172

Net cash (used in) provided by operating activities	(1,258)	1,925	766

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	5,630	426	3,662
Maturities, sinking fund payments and calls	5,855	3,911	2,887
Purchases	(17,815)	(3,603)	(1,684)
Proceeds from sales and maturities of commercial mortgage loans	294	319	492
Funding of commercial mortgage loans	(104)	(109)	(510)
Proceeds from sale of AMEX Assurance	—	—	115
Proceeds from sales of other investments	75	52	123
Purchase of other investments	(14)	(353)	(61)
Purchase of land, buildings, equipment and software	(83)	(125)	(306)
Change in policy loans, net	7	(25)	(47)
Change in restricted cash	(60)	155	(153)
Acquisitions, net of cash received	—	(563)	—
Change in consumer banking loans and credit card receivables, net	(218)	(103)	91
Other, net	—	33	19

Net cash (used in) provided by investing activities	(6,433)	15	4,628

See Notes to Consolidated Financial Statements.

ANNUAL REPORT 2009      93

Consolidated Statements of Cash Flows (continued)
Ameriprise Financial, Inc.

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	$2,411	$2,742	$831
Maturities, withdrawals and cash surrenders	(3,177)	(1,591)	(1,777)
Change in other banking deposits	1,187	(1)	519
Policyholder and contractholder account values:
Consideration received	4,863	2,913	1,093
Net transfers from (to) separate accounts	195	91	(50)
Surrenders and other benefits	(1,923)	(2,931)	(3,838)
Deferred premium options, net	(82)	(77)	(8)
Issuance of common stock, net of issuance costs	869	—	—
Issuances of debt, net of issuance costs	491	—	—
Issuances of debt of consolidated property funds	234	81	—
Repayments of debt	(550)	(55)	(54)
Dividends paid to shareholders	(164)	(143)	(133)
Repurchase of common shares	(11)	(638)	(989)
Exercise of stock options	6	9	37
Excess tax benefits from share-based compensation	12	29	37
Noncontrolling interests investments in subsidiaries	231	118	5
Distributions to noncontrolling interests	(45)	(41)	(47)
Other, net	(2)	—	51

Net cash provided by (used in) financing activities	4,545	506	(4,323)

Effect of exchange rate changes on cash	15	(54)	5

Net (decrease) increase in cash and cash equivalents	(3,131)	2,392	1,076
Cash and cash equivalents at beginning of year	6,228	3,836	2,760

Cash and cash equivalents at end of year	$3,097	$6,228	$3,836

Supplemental Disclosures:
Interest paid on debt	$145	$123	$140
Income taxes paid, net	98	185	55

See Notes to Consolidated Financial Statements.

94      ANNUAL REPORT 2009

Consolidated Statements of Equity
Ameriprise Financial, Inc.

	Ameriprise Financial
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total
	(in millions, except share data)
Balances at January 1, 2007	241,391,431	$3	$4,353	$4,268	$(490)	$(209)	$431	$8,356
Change in accounting principles, net of tax	—	—	—	(138)	—	—	—	(138)
Comprehensive income:
Net income (loss)	—	—	—	814	—	—	(8)	806
Other comprehensive income (loss), net of tax:
Change in net unrealized securities losses	—	—	—	—	—	19	—	19
Change in net unrealized derivatives losses	—	—	—	—	—	(5)	—	(5)
Change in defined benefit plans	—	—	—	—	—	29	—	29
Foreign currency translation adjustment	—	—	—	—	—	(1)	6	5

Total comprehensive income								854
Dividends paid to shareholders	—	—	—	(133)	—	—	—	(133)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	5	5
Distributions to noncontrolling interests	—	—	—	—	—	—	(47)	(47)
Repurchase of common shares	(16,659,635)	—	—	—	(977)	—	—	(977)
Share-based compensation plans	3,016,047	—	223	—	—	—	—	223
Other, net	—	—	54	—	—	—	(9)	45

Balances at December 31, 2007	227,747,843	3	4,630	4,811	(1,467)	(167)	378	8,188
Change in accounting principles, net of tax	—	—	—	(35)	—	—	—	(35)
Comprehensive loss:
Net loss	—	—	—	(38)	—	—	(54)	(92)
Other comprehensive loss, net of tax:
Change in net unrealized securities losses	—	—	—	—	—	(793)	—	(793)
Change in net unrealized derivatives losses	—	—	—	—	—	(2)	—	(2)
Change in defined benefit plans	—	—	—	—	—	(65)	—	(65)
Foreign currency translation adjustment	—	—	—	—	—	(66)	(112)	(178)

Total comprehensive loss								(1,130)
Dividends paid to shareholders	—	—	—	(143)	—	—	—	(143)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	118	118
Distributions to noncontrolling interests	—	—	—	—	—	—	(41)	(41)
Repurchase of common shares	(13,524,349)	—	—	—	(638)	—	—	(638)
Share-based compensation plans	2,287,205	—	58	(3)	93	—	—	148

Balances at December 31, 2008	216,510,699	3	4,688	4,592	(2,012)	(1,093)	289	6,467
Change in accounting principles, net of tax	—	—	—	132	—	(132)	—	—
Comprehensive income:
Net income	—	—	—	722	—	—	15	737
Other comprehensive income, net of tax:
Change in net unrealized securities losses	—	—	—	—	—	1,354	—	1,354
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	49	—	49
Change in net unrealized derivatives losses	—	—	—	—	—	11	—	11
Change in defined benefit plans	—	—	—	—	—	19	—	19
Foreign currency translation adjustment	—	—	—	—	—	55	22	77

Total comprehensive income								2,247
Issuance of common stock	36,000,000	—	869	—	—	—	—	869
Dividends paid to shareholders	—	—	—	(164)	—	—	—	(164)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	322	322
Distributions to noncontrolling interests	—	—	—	—	—	—	(45)	(45)
Repurchase of common shares	(822,166)	—	—	—	(11)	—	—	(11)
Share-based compensation plans	3,406,958	—	191	—	—	—	—	191

Balances at December 31, 2009	255,095,491	$3	$5,748	$5,282	$(2,023)	$263	$603	$9,876

See Notes to Consolidated Financial Statements.

ANNUAL REPORT 2009      95

Notes to Consolidated Financial Statements

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

The accompanying Consolidated Financial Statements include the accounts of Ameriprise Financial, Inc., companies in which it directly or indirectly has a controlling financial interest, variable interest entities ("VIEs") in which it is the primary beneficiary and certain limited partnerships for which it is the general partner (collectively, the "Company"). Noncontrolling interests are the ownership interests in subsidiaries not attributable, directly or indirectly, to Ameriprise Financial, Inc. and are classified as equity within the Consolidated Balance Sheets. The Company excluding noncontrolling interests ("Ameriprise Financial") includes ownership interests in subsidiaries that are attributable, directly or indirectly, to Ameriprise Financial, Inc.

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Certain reclassifications of prior year amounts have been made to conform to the current presentation.

The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through February 23, 2010, the date the financial statements were issued.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The Company consolidates all entities in which it holds a greater than 50% voting interest, or when certain conditions are met for VIEs and limited partnerships, except for immaterial seed money investments in mutual funds, which are accounted for as trading securities. Entities in which the Company holds a greater than 20% but less than 50% voting interest are accounted for under the equity method. Additionally, other investments in which the Company holds an interest that is less than 50% are accounted for under the equity method. All other investments that are not reported at fair value as trading or Available-for-Sale securities are accounted for under the cost method where the Company owns less than a 20% voting interest and does not exercise significant influence.

Generally, a VIE is a corporation, partnership, trust or any other legal structure that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. To determine whether the Company must consolidate a VIE, it analyzes the design of the VIE to identify the variable interests it holds. Then the Company quantitatively determines whether its variable interests will absorb a majority of the VIE's variability. If the Company determines it will absorb a majority of the VIE's expected variability, the Company consolidates the VIE and is referred to as the primary beneficiary. The calculation of variability is based on an analysis of projected probability-weighted cash flows based on the design of the particular VIE.

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

Foreign Currency Translation

Net assets of foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated into U.S. dollars based upon exchange rates prevailing at the end of each year. The resulting translation adjustment, along with any related hedge and tax effects, are included in accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates during the year. The total accumulated other comprehensive loss, net of tax, related to foreign currency translation adjustments was $30 million and $85 million as of December 31, 2009 and 2008, respectively. During the fourth quarter of 2008, the Company terminated the hedges of net investment in foreign operations recording a gain of $142 million in other comprehensive income (loss). For the years ended

96      ANNUAL REPORT 2009

December 31, 2008 and 2007, the amount of gains (losses) related to the hedges included in foreign currency translation adjustments was $109 million and $(10) million, respectively, net of tax. As of December 31, 2009 and 2008, the Company did not have derivatives designated as hedges of net investment in foreign operations.

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

Investments

Investments consist of the following:

Available-for-Sale Securities

Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of income tax provision (benefit) and net of adjustments in other asset and liability balances, such as DAC, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet date. Gains and losses are recognized in the consolidated results of operations upon disposition of the securities.

Effective January 1, 2009, the Company early adopted an accounting standard that significantly changed the Company's accounting policy regarding the timing and amount of other-than-temporary impairments for Available-for-Sale securities as follows. When the fair value of an investment is less than its amortized cost, the Company assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment is considered to have occurred and the Company must recognize an other-than-temporary impairment for the difference between the investment's amortized cost basis and its fair value through earnings. For securities that do not meet the above criteria, and the Company does not expect to recover a security's amortized cost basis, the security is also considered other-than-temporarily impaired. For these securities, the Company separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairments related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairments related to other factors is recognized in other comprehensive income (loss), net of impacts to DAC, deferred sales inducement costs ("DSIC"), certain benefit reserves and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income (loss). The Company's Consolidated Statements of Equity present all changes in other comprehensive income (loss) associated with Available-for-Sale debt securities that have been other-than-temporarily impaired on a separate line from fair value changes recorded in other comprehensive income (loss) from all other securities.

The Company provides a supplemental disclosure on the face of its Consolidated Statements of Operations that presents: (i) total other-than-temporary impairment losses recognized during the period and (ii) the portion of other-than-temporary impairment losses recognized in other comprehensive income (loss). The sum of these amounts represents the credit-related portion of other-than-temporary impairments that were recognized in earnings during the period. The portion of other-than-temporary losses recognized in other comprehensive income (loss) includes: (i) the portion of other-than-temporary impairment losses related to factors other than credit recognized during the period and (ii) reclassifications of other-than-temporary impairment losses previously determined to be related to factors other than credit that are determined to be credit-related in the current period. The amount presented on the Consolidated Statements of Operations as the portion of other-than-temporary losses recognized in other comprehensive income (loss) excludes subsequent increases and decreases in the fair value of these securities.

ANNUAL REPORT 2009      97

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

Factors the Company considers in determining whether declines in the fair value of fixed maturity securities are other-than-temporary include: (i) the extent to which the market value is below amortized cost; (ii) the duration of time in which there has been a significant decline in value; (iii) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and (iv) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. In order to determine the amount of the credit loss component for corporate debt securities considered other-than-temporarily impaired, a best estimate of the present value of cash flows expected to be collected discounted at the security's effective interest rate is compared to the amortized cost basis of the security. The significant inputs to cash flow projections consider potential debt restructuring terms, projected cash flows available to pay creditors and the Company's position in the debtor's overall capital structure.

For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments), the Company also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management. For the year ended December 31, 2009, certain non-agency residential mortgage backed securities were deemed other-than- temporarily impaired. Generally, the credit loss component for the non-agency residential mortgage backed securities is determined as the amount the amortized cost basis exceeds the present value of the projected cash flows expected to be collected. Significant inputs considered in these projections are consistent with the factors considered in assessing potential other-than-temporary impairment for these investments. Current contractual interest rates considered in these cash flow projections are used to calculate the discount rate used to determine the present value of the expected cash flows.

Commercial Mortgage Loans, Net

Commercial mortgage loans, net reflect principal amounts outstanding less the allowance for loan losses. The allowance for loan losses is primarily based on the Company's past loan loss experience, known and inherent risks in the portfolio, composition of the loan portfolio, current economic conditions, and other relevant factors. Loans in this portfolio are generally smaller balance and homogeneous in nature and accordingly the Company follows accounting guidance on contingencies when establishing necessary reserves for losses inherent in the portfolio. For larger balance or restructured loans that are collateral dependent the allowance is based on the fair value of collateral. Management regularly evaluates the adequacy of the allowance for loan losses and believes it is adequate to absorb estimated losses in the portfolio.

The Company generally stops accruing interest on commercial mortgage loans for which interest payments are delinquent more than three months. Based on management's judgment as to the ultimate collectability of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan.

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

Other Investments

Other investments reflect the Company's interests in affordable housing partnerships and syndicated loans. Affordable housing partnerships are accounted for under the equity method. Syndicated loans reflect amortized cost less allowance for losses.

98      ANNUAL REPORT 2009

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

Restricted and Segregated Cash

Total restricted cash at December 31, 2009 and 2008 was $383 million and $99 million, respectively, which cannot be utilized for operations. The Company's restricted cash at December 31, 2009 and 2008 primarily related to certain consolidated limited partnerships and cash that is pledged to counterparties. At December 31, 2009 and 2008, amounts segregated under federal and other regulations reflect cash of $1.2 billion and resale agreements and cash of $1.8 billion, respectively, segregated in special bank accounts for the benefit of the Company's brokerage customers. The Company's policy is to take possession of securities purchased under agreements to resell. Such securities are valued daily and additional collateral is obtained when appropriate.

Land, Buildings, Equipment and Software

Land, buildings, equipment and internally developed or purchased software are carried at cost less accumulated depreciation or amortization and are reflected within other assets. The Company generally uses the straight-line method of depreciation and amortization over periods ranging from three to 30 years. At December 31, 2009 and 2008, land, buildings, equipment and software were $728 million and $824 million, respectively, net of accumulated depreciation of $1.0 billion and $860 million, respectively. Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $182 million, $169 million and $146 million, respectively.

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

Intangible assets are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives. The Company evaluates the definite lived intangible assets remaining useful lives annually and tests for impairment whenever events and circumstances indicate that an impairment may have occurred, such as a significant adverse change in the business climate. For definite lived intangible assets subject to amortization, impairment to fair value is recognized if the carrying amount is not recoverable. Indefinite lived intangibles are also tested for impairment annually or whenever circumstances indicate an impairment may have occurred. Impairment is recognized by the amount carrying value exceeds fair value.

Goodwill and other intangible assets are reflected in other assets.

Derivative Instruments and Hedging Activities

Freestanding derivative instruments are recorded at fair value and are reflected in other assets and other liabilities. See Note 18 for information regarding the Company's fair value measurement of derivative instruments. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting hedge designation, if any. The Company primarily uses derivatives as economic hedges that are not designated as accounting hedges or do not qualify for hedge accounting treatment. The Company occasionally designates derivatives as (i) hedges of changes in the fair value of assets, liabilities, or firm commitments ("fair value hedges"), (ii) hedges of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedges"), or (iii) hedges of foreign currency exposures of net investments in foreign operations ("net investment hedges in foreign operations").

ANNUAL REPORT 2009      99

The Company's policy is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement.

For derivative instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are recognized in current period earnings. Changes in fair value of derivatives are presented in the Consolidated Statements of Operations based on the nature and use of the instrument. Changes in derivatives used as economic hedges are presented in the Consolidated Statements of Operations with the corresponding change in the hedged asset or liability.

For derivative instruments that qualify as fair value hedges, changes in the fair value of the derivatives, as well as of the hedged risk within the corresponding hedged assets, liabilities or firm commitments, are recognized in current earnings. If a fair value hedge designation is removed or the hedge is terminated prior to maturity, previous adjustments to the carrying value of the hedged item are recognized into earnings over the remaining life of the hedged item.

For derivative instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instruments are reported in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged item or transaction impacts earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Operations with the hedged instrument or transaction impact. Any ineffective portion of the gain or loss is reported currently in earnings as a component of net investment income. If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) is recognized into earnings over the period that the hedged item impacts earnings. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized in earnings immediately.

For derivative instruments that qualify as net investment hedges in foreign operations, the effective portions of the change in fair value of the derivatives are recorded in accumulated other comprehensive income (loss) as part of the foreign currency translation adjustment. Any ineffective portions of net investment hedges are recognized in net investment income during the period of change.

See Note 20 for information regarding the impact of derivatives on the Consolidated Statements of Operations.

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

The equity component of equity indexed annuity and stock market investment certificate obligations are considered embedded derivatives. Additionally, certain annuities contain guaranteed minimum accumulation benefit ("GMAB") and guaranteed minimum withdrawal benefit ("GMWB") provisions. The GMAB and the non-life contingent benefits associated with GMWB provisions are also considered embedded derivatives. The fair value of embedded derivatives associated with annuities is included in future policy benefits and claims, whereas the fair value of stock market investment certificate embedded derivatives is included in customer deposits. The changes in the fair value of the equity indexed annuity and investment certificate embedded derivatives are reflected in interest credited to fixed accounts and banking and deposit interest expense, respectively. The changes in the fair value of the GMAB and GMWB embedded derivatives are reflected in benefits, claims, losses and settlement expenses.

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

100      ANNUAL REPORT 2009

Direct sales commissions and other costs deferred as DAC are amortized over time. For annuity and universal life ("UL") contracts, DAC are amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business. For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period. For certain mutual fund products, DAC are generally amortized over fixed periods on a straight-line basis adjusted for redemptions.

For annuity and UL insurance products, the assumptions made in projecting future results and calculating the DAC balance and DAC amortization expense are management's best estimates. Management is required to update these assumptions whenever it appears that, based on actual experience or other evidence, earlier estimates should be revised. When assumptions are changed, the percentage of estimated gross profits used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made.

For other life and health insurance products, the assumptions made in calculating the DAC balance and DAC amortization expense are consistent with those used in determining the liabilities and, therefore, are intended to provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC is not recoverable. If management concludes that DAC is not recoverable, DAC is reduced to the amount that is recoverable based on best estimate assumptions and there is a corresponding expense recorded in the Consolidated Statements of Operations.

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

The client asset value growth rates are the rates at which variable annuity and variable universal life ("VUL") insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. The Company typically uses a five-year mean reversion process as a guideline in setting near-term equity asset growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near-term growth rate is reviewed to ensure consistency with management's assessment of anticipated equity market performance. In 2009, management continued to follow the mean reversion process, decreasing near-term equity asset growth rates to reflect the positive market. DAC amortization expense recorded in a period when client asset value growth rates exceed management's near-term estimate will typically be less than in a period when growth rates fall short of management's near-term estimate.

The Company monitors other principal DAC amortization assumptions, such as persistency, mortality, morbidity, interest margin and maintenance expense levels each quarter and, when assessed independently, each could impact the Company's DAC balances.

The analysis of DAC balances and the corresponding amortization is a dynamic process that considers all relevant factors and assumptions described previously. Unless the Company's management identifies a significant deviation over the course of the quarterly monitoring, management reviews and updates these DAC amortization assumptions annually in the third quarter of each year.

Deferred Sales Inducement Costs

DSIC consist of bonus interest credits and premium credits added to certain annuity contract and insurance policy values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC. DSIC is recorded in other assets, and amortization of DSIC is recorded in benefits, claims, losses and settlement expenses.

ANNUAL REPORT 2009      101

Reinsurance

The Company cedes significant amounts of insurance risk to other insurers under reinsurance agreements. Reinsurance premium paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Traditional life, long term care, disability income and auto and home reinsurance premium, net of the change in any prepaid reinsurance asset, is reported as a reduction of premiums. Fixed and variable universal life reinsurance premium is reported as a reduction of other revenues. Reinsurance recoveries are reported as components of benefits, claims, losses and settlement expenses.

Insurance liabilities are reported before the effects of reinsurance. Future policy benefits and claims recoverable under reinsurance contracts are recorded within receivables.

The Company also assumes life insurance and fixed annuity business from other insurers in limited circumstances. Reinsurance premiums received and benefits paid are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Liabilities for assumed business are recorded within future policy benefits and claims.

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

The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit ("GMDB") provisions. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings, which are referred to as gain gross-up ("GGU") benefits. In addition, the Company offers contracts containing GMWB and GMAB provisions, and until May 2007, the Company offered contracts containing guaranteed minimum income benefit ("GMIB") provisions.

In determining the liabilities for GMDB, GMIB and the life contingent benefits associated with GMWB, the Company projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. As with DAC, management reviews and, where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.

The GMDB liability is determined by estimating the expected value of death benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated meaningful life based on expected assessments (e.g., mortality and expense fees, contractual administrative charges and similar fees).

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

The embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions are recorded at fair value. See Note 18 for information regarding the fair value measurement of embedded derivatives. The liability for the life contingent benefits associated with GMWB provisions is determined in the same way as the GMDB liability. The changes in both the fair values of the

102      ANNUAL REPORT 2009

GMWB and GMAB embedded derivatives and the liability for life contingent benefits are reflected in benefits, claims, losses and settlement expenses.

Liabilities for equity indexed annuities are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.6% to 9.5% at December 31, 2009, depending on year of issue, with an average rate of approximately 5.7%.

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

Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported health insurance claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits. Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for the Company's experience. Interest rates used with disability income claims ranged from 3.0% to 8.0% at December 31, 2009, with an average rate of 4.7%. Interest rates used with long term care claims ranged from 4.0% to 7.0% at December 31, 2009, with an average rate of 4.1%.

Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.

Liabilities for estimates of benefits that will become payable on future claims on term life, whole life and health insurance policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on the Company's experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life ranged from 4.0% to 10.0% at December 31, 2009, depending on policy form, issue year and policy duration. Anticipated interest rates for disability income vary by plan and are 7.5% and 6.0% at policy issue grading to 5.0% over five years and 4.5% over 20 years, respectively. Anticipated interest rates for long term care policy reserves can vary by plan and year and ranged from 5.8% to 9.4% at December 31, 2009.

Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverable within receivables.

Auto and Home Reserves

Auto and home reserves include amounts determined from loss reports on individual claims, as well as amounts based on historical loss experience for losses incurred but not yet reported. Such liabilities are necessarily based on estimates and, while management believes that the reserve amounts were adequate at December 31, 2009 and 2008, the ultimate liability may be in excess of or less than the amounts provided. The Company's methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reflected in earnings in the period such adjustments are made.

ANNUAL REPORT 2009      103

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

The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination: i) future taxable income exclusive of reversing temporary differences and carryforwards; ii) future reversals of existing taxable temporary differences; iii) taxable income in prior carryback years; and iv) tax planning strategies.

Sources of Revenue

The Company generates revenue from a wide range of investment and insurance products. Principal sources of revenue include management and financial advice fees, distribution fees, net investment income and premiums.

Management and Financial Advice Fees

Management and financial advice fees relate primarily to fees earned from managing mutual funds, separate account and wrap account assets, institutional investments, including structured investments, as well as fees earned from providing financial advice and administrative services (including transfer agent, administration and custodial fees earned from providing services to retail mutual funds). Management and financial advice fees also include mortality and expense risk fees earned on separate account assets.

The Company's management fees are generally accrued daily and collected monthly. A significant portion of the Company's management fees are calculated as a percentage of the fair value of its managed assets. The substantial majority of the Company's managed assets are valued by independent pricing services vendors based upon observable market data. The selection of the Company's pricing services vendors and the reliability of their prices are subject to certain governance procedures, such as periodic comparison across pricing vendors, due diligence reviews, daily price variance analysis, subsequent sales testing, stale price review, pricing vendor challenge process, and valuation committee oversight.

Many of the Company's mutual funds have a performance incentive adjustment ("PIA"). The PIA increases or decreases the level of management fees received based on the specific fund's relative performance as measured against a designated external index. The Company may also receive performance-based incentive fees from hedge funds or other structured investments that it manages. The Company recognizes PIA revenue monthly on a 12 month rolling performance basis. The monthly PIA and annual performance fees for structured investments are recognized as revenue at the time the performance fee is finalized or no longer subject to adjustment. The PIA is finalized on a monthly basis. All other performance fees are based on a full contract year and are final at the end of the contract year. Any performance fees received are not subject to repayment or any other clawback provisions. Employee benefit plan and institutional investment management and administration services fees are negotiated and are also generally based on underlying asset values. Fees from financial planning and advice services are recognized when the financial plan is delivered.

104      ANNUAL REPORT 2009

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

Net Investment Income

Net investment income primarily includes interest income on fixed maturity securities classified as Available-for-Sale, commercial mortgage loans, policy loans, consumer loans, other investments and cash and cash equivalents; the changes in fair value of trading securities, including seed money, and certain derivatives; the pro rata share of net income or loss on equity method investments; and realized gains and losses on the sale of securities and charges for other-than-temporary impairments of investments related to credit losses. Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale, excluding structured securities, and commercial mortgage loans so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term. For beneficial interests in structured securities, the excess cash flows attributable to a beneficial interest over the initial investment are recognized as interest income over the life of the beneficial interest using the effective yield method. Realized gains and losses on securities, other than trading securities and equity method investments, are recognized using the specific identification method on a trade date basis.

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

3.  Recent Accounting Pronouncements

Adoption of New Accounting Standards

Accounting and Reporting for Decreases in Ownership of a Subsidiary

In January 2010, the Financial Accounting Standards Board ("FASB") updated the accounting standards to clarify the accounting and disclosure requirements for changes in the ownership percentage of a subsidiary. The additional disclosures primarily relate to instances when a subsidiary is deconsolidated or a group of assets is derecognized. The additional disclosures primarily relate to fair value considerations, the parent's involvement with the deconsolidated entity and related party considerations. The standard is effective for the first interim or annual reporting period ending after December 15, 2009. The Company adopted the standard in the fourth quarter of 2009. The adoption did not have any effect on the Company's consolidated results of operations and financial condition.

Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

In September 2009, the FASB updated the accounting standards to allow for net asset value ("NAV") to be used as a practical expedient in estimating the fair value of alternative investments without readily determinable fair values. The standard also requires additional disclosure by major category of investment related to restrictions on the investor's ability to redeem the investment as of the measurement date, unfunded commitments and the investment strategies of the investees. The disclosures are required for all investments within the scope of the standard regardless of whether the fair value of the investment is measured using the NAV or another method. The standard is effective for interim and annual periods ending after December 15, 2009, with early adoption permitted. The Company adopted the standard in the fourth quarter of 2009. The adoption did not have a material effect on the Company's consolidated results of operations and financial condition.

Measuring Liabilities at Fair Value

In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability. The standard is effective for the first reporting period, including interim periods, beginning after issuance. The Company adopted the standard in the fourth quarter of 2009. The adoption did not have a material effect on the Company's consolidated results of operations and financial condition.

ANNUAL REPORT 2009      105

Employer's Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB updated the accounting standards to require enhanced disclosure related to postretirement benefit plan assets, including information about inputs and techniques used to determine the fair value of plan assets. The standard is effective for the first fiscal year ending after December 15, 2009, with early adoption permitted. The Company adopted this standard as of December 31, 2009. See Note 19 for the required disclosures.

The Hierarchy of GAAP

In June 2009, the FASB established the FASB Accounting Standards CodificationTM ("Codification") as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. The Codification supersedes existing nongrandfathered, non-SEC accounting and reporting standards. The Codification did not change GAAP but rather organized it into a hierarchy where all guidance within the Codification carries an equal level of authority. The Codification became effective on July 1, 2009. The Codification did not have a material effect on the Company's consolidated results of operations and financial condition.

Subsequent Events

In May 2009, the FASB updated the accounting standards on the recognition and disclosure of subsequent events. The standard also requires the disclosure of the date through which subsequent events were evaluated. The standard is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the standard in the second quarter of 2009. The adoption did not have a material effect on the Company's consolidated results of operations and financial condition.

Fair Value

In April 2009, the FASB updated the accounting standards to provide guidance on estimating the fair value of a financial asset or liability when the trade volume and level of activity for the asset or liability have significantly decreased relative to historical levels. The standard requires entities to disclose the inputs and valuation techniques used to measure fair value and any changes in valuation inputs or techniques. In addition, debt and equity securities as defined by GAAP shall be disclosed by major category. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Company early adopted the standard in the first quarter of 2009. The adoption did not have a material effect on the Company's consolidated results of operations and financial condition.

In September 2006, the FASB updated the accounting standards to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. The Company adopted the standard effective January 1, 2008 and recorded a cumulative effect reduction to the opening balance of retained earnings of $30 million, net of DAC and DSIC amortization and income taxes. This reduction to retained earnings was related to adjusting the fair value of certain derivatives the Company uses to hedge its exposure to market risk related to certain variable annuity riders. Prior to January 1, 2008, the Company recorded these derivatives in accordance with accounting guidance for derivative contracts held for trading purposes and contracts involved in energy trading and risk management activities. The new standard nullifies the previous guidance and requires these derivatives to be marked to the price the Company would receive to sell the derivatives to a market participant (an exit price). The adoption of the standard also resulted in adjustments to the fair value of the Company's embedded derivative liabilities associated with certain variable annuity riders. Since there is no market for these liabilities, the Company considered the assumptions participants in a hypothetical market would make to determine an exit price. As a result, the Company adjusted the valuation of these liabilities by updating certain policyholder assumptions, adding explicit margins to provide for profit, risk, and expenses, and adjusting the rate used to discount expected cash flows to reflect a current market estimate of the Company's risk of nonperformance specific to these liabilities. These adjustments resulted in an adoption impact of a $4 million increase in earnings, net of DAC and DSIC amortization and income taxes, at January 1, 2008. The nonperformance risk component of the adjustment is specific to the risk of RiverSource Life Insurance Company ("RiverSource Life") and RiverSource Life Insurance Co. of New York ("RiverSource Life of NY") (collectively, "RiverSource Life companies") not fulfilling these liabilities. As the Company's estimate of this credit spread widens or tightens, the liability will decrease or increase.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB updated the accounting standards for the recognition and presentation of other-than-temporary impairments. The standard amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income (loss) when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the

106      ANNUAL REPORT 2009

security prior to recovery of its cost basis. The standard requires separate presentation of both the credit and noncredit portions of other-than-temporary impairments on the financial statements and additional disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income (loss). The Company adopted the standard in the first quarter of 2009 and recorded a cumulative effect increase to the opening balance of retained earnings of $132 million, net of DAC and DSIC amortization, certain benefit reserves and income taxes, and a corresponding increase to accumulated other comprehensive loss, net of impacts to DAC and DSIC amortization, certain benefit reserves and income taxes. See Note 7 for the required disclosures.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

In June 2008, the FASB updated the accounting standards for determining whether instruments granted in share-based payment transactions are participating securities. The standard clarifies that unvested share-based payment awards with nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of earnings per share pursuant to the two-class method. The standard is effective for financial statements issued for periods beginning after December 15, 2008, with early adoption prohibited. The standard requires that all prior-period earnings per share data be adjusted retrospectively to conform with the provisions of the new standard. The Company adopted the new standard as of January 1, 2009. The adoption did not have a material effect on the Company's earnings per share.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB updated the accounting standards for disclosures about derivative instruments and hedging activities. The standard intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity's financial position, financial performance, and cash flows. The standard requires disclosures regarding the objectives for using derivative instruments, the fair value of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. The standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company applied the new disclosure requirements in the first quarter of 2009. See Note 20 for the required disclosures.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB updated the accounting standards for noncontrolling interests in consolidated financial statements to establish the accounting and reporting for ownership interest in subsidiaries not attributable, directly or indirectly, to a parent. The standard requires noncontrolling (minority) interests to be classified as equity (instead of as a liability) within the consolidated balance sheet, and net income (loss) attributable to both the parent and the noncontrolling interests to be disclosed on the face of the consolidated statement of operations. The standard is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early adoption prohibited. The provisions of the standard are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively to all periods presented. The Company adopted the new standard as of January 1, 2009. The adoption did not have a material effect on the Company's consolidated results of operations and financial condition.

Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB updated the accounting standards for defined benefit pension and other postretirement plans. As of December 31, 2006, the Company adopted the recognition provisions of the standard which requires an entity to recognize the overfunded or underfunded status of an employer's defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company's adoption of the recognition provisions of the standard did not have a material effect on the consolidated results of operations and financial condition. As of December 31, 2008, the Company adopted the measurement provisions of the standard which require the measurement of plan assets and benefit obligations to be as of the same date as the employer's fiscal year-end statement of financial position. The Company's adoption of the measurement provisions of the standard resulted in an after-tax decrease to retained earnings of $5 million.

Uncertainty in Income Taxes

In June 2006, the FASB updated the accounting standards related to uncertainty in income taxes. The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be

ANNUAL REPORT 2009      107

taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the standard as of January 1, 2007 and recorded a cumulative change in accounting principle resulting in an increase in the liability for unrecognized tax benefits and a decrease in beginning retained earnings of $4 million.

DAC Costs in Connection With Modifications or Exchanges of Insurance Contracts

In September 2005, the accounting standards related to DAC in connection with modifications or exchanges of insurance contracts were updated. The standard provides clarifying guidance on accounting for DAC associated with an insurance or annuity contract that is significantly modified or is internally replaced with another contract. Prior to adoption, the Company accounted for many of these transactions as contract continuations and continued amortizing existing DAC against revenue for the new or modified contract. Effective January 1, 2007, the Company adopted the standard resulting in these transactions being prospectively accounted for as contract terminations. Consistent with this, the Company now anticipates these transactions in establishing amortization periods and other valuation assumptions. As a result of adopting the standard, the Company recorded as a cumulative change in accounting principle $206 million, reducing DAC by $204 million, DSIC by $11 million and liabilities for future policy benefits by $9 million. The after-tax decrease to retained earnings for these changes was $134 million.

Future Adoption of New Accounting Standards

Fair Value

In January 2010, the FASB updated the accounting standards related to disclosure about fair value measurements. The standard expands the current disclosure requirements to include additional detail about significant transfers between Levels 1 and 2 within the fair value hierarchy and presenting activity in the rollforward of Level 3 activity on a gross basis. The standard also clarifies existing disclosure requirements related to the level of disaggregation to be used for assets and liabilities as well as disclosures about the inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the Level 3 rollforward, which are effective for interim and annual periods beginning after December 15, 2010. The Company will adopt the standard in the first quarter of 2010 except for the additional disclosures related to the Level 3 rollforward, which the Company will adopt in the first quarter of 2011. The adoption of the standard will not impact the Company's consolidated results of operations and financial condition.

Consolidation of Variable Interest Entities

In June 2009, the FASB updated the accounting standards related to the consolidation of variable interest entities. The standard amends current consolidation guidance and requires additional disclosures about an enterprise's involvement in VIEs. The standard is effective for interim and annual reporting periods beginning after November 15, 2009, with early adoption prohibited. The Company manages $6.4 billion collateralized debt obligation entities that may be consolidated as a result of adopting the standard. The Company is in the process of evaluating whether any of these entities will be consolidated in the first quarter of 2010. The Company is also assessing the impacts consolidation would have on the Consolidated Balance Sheets and the Consolidated Results of Operations.

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

108      ANNUAL REPORT 2009

The Company incurred significant non-recurring separation costs in 2007 as a result of the Separation. These costs were primarily associated with establishing the Ameriprise Financial brand, separating and reestablishing the Company's technology platforms and advisor and employee retention programs.

5.  Acquisitions and Pending Transactions

On September 30, 2009, the Company announced a definitive agreement to acquire the long-term asset management business of Columbia Management Group ("Columbia"). The total consideration to be paid will be between $900 million and $1.2 billion based on net asset flows at Columbia before closing. The acquisition is expected to be funded through the use of cash on hand and is expected to close in the spring of 2010, subject to satisfaction of closing conditions that are generally present in similar acquisitions.

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

6.  Variable Interest Entities

The Company consolidates a VIE for which it is considered the primary beneficiary. As of December 31, 2009 and 2008, the Company had investments of $10 million and non-recourse debt of $6 million, respectively, on the Consolidated Balance Sheet related to this entity.

The Company has variable interests for which it is not the primary beneficiary and, therefore, does not consolidate. The Company's maximum exposure to loss as a result of its investment in these entities is limited to its carrying value. The Company has no obligation to provide further financial or other support to the VIEs nor has the Company provided any additional support to the VIEs other than services it is separately compensated for through management agreements. The Company had no liabilities recorded as of December 31, 2009 and 2008 related to these entities.

The Company is a limited partner in affordable housing partnerships which qualify for government sponsored low income housing tax credit programs. Certain of these partnerships are considered to be variable interest entities; however, the Company does not consolidate these partnerships because it is not the primary beneficiary. The carrying values of the affordable housing partnerships are reflected in investments and were $28 million and $54 million as of December 31, 2009 and 2008, respectively.

For the collateralized debt obligations ("CDOs") managed by the Company, the Company has evaluated its variability in losses and returns considering its investment levels, which are less than 50% of the residual tranches, and the fees received from managing the structures and has determined that consolidation is not required. The carrying values of the CDOs are reflected in investments and were $58 million and $50 million as of December 31, 2009 and 2008, respectively. The Company manages $6.4 billion of underlying collateral consisting primarily of below investment grade syndicated bank loans within the CDOs.

7.  Investments

The following is a summary of investments:

	December 31,
	2009	2008
	(in millions)
Available-for-Sale securities, at fair value	$32,546	$22,873
Commercial mortgage loans, net	2,663	2,887
Trading securities	592	501
Policy loans	720	729
Other investments	453	532

Total	$36,974	$27,522

ANNUAL REPORT 2009      109

Available-for-Sale securities distributed by type were as follows:

	December 31, 2009
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI(1)
	(in millions)
Corporate debt securities	$15,336	$894	$(107)	$16,123	$12
Residential mortgage backed securities	8,050	218	(498)	7,770	(152)
Commercial mortgage backed securities	4,437	196	(20)	4,613	—
Asset backed securities	1,984	72	(62)	1,994	(18)
State and municipal obligations	1,472	21	(76)	1,417	—
U.S. government and agencies obligations	379	9	(1)	387	—
Foreign government bonds and obligations	95	14	(1)	108	—
Common and preferred stocks	52	1	(10)	43	—
Other structured investments	22	36	—	58	21
Other debt obligations	33	—	—	33	—

Total	$31,860	$1,461	$(775)	$32,546	$(137)

(1)
Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Income, which starting January 1, 2009, were not included in earnings. Amount includes unrealized gains and losses on impaired securities subsequent to the impairment measurement date. These amounts are included in gross unrealized gains and losses as of December 31, 2009.

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

110      ANNUAL REPORT 2009

At December 31, 2009 and 2008, fixed maturity securities comprised approximately 88% and 83%, respectively, of the Company's total investments. These securities were rated by Moody's Investors Service ("Moody's"), Standard & Poor's Ratings Services ("S&P") and Fitch Ratings Ltd. ("Fitch"), except for approximately $1.2 billion of securities at December 31, 2009 and 2008, which were rated by the Company's internal analysts using criteria similar to Moody's, S&P and Fitch. Ratings on fixed maturity securities are presented using the median of ratings from Moody's, S&P and Fitch. If only two of the ratings are available, the lower rating is used. A summary of fixed maturity securities by rating was as follows:

	December 31, 2009			December 31, 2008
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$13,003	$13,396	41%	$9,475	$8,988	40%
AA	1,616	1,601	5	1,698	1,571	7
A	4,778	4,910	15	4,689	4,396	19
BBB	10,261	10,802	33	7,299	6,707	29
Below investment grade	2,150	1,794	6	1,494	1,174	5

Total fixed maturities	$31,808	$32,503	100%	$24,655	$22,836	100%

At December 31, 2009 and 2008, approximately 24% and 45%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of shareholders' equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2009
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	139	$1,095	$(18)	193	$1,368	$(89)	332	$2,463	$(107)
Residential mortgage backed securities	80	1,566	(51)	172	904	(447)	252	2,470	(498)
Commercial mortgage backed securities	37	373	(4)	36	348	(16)	73	721	(20)
Asset backed securities	16	126	(3)	38	207	(59)	54	333	(62)
State and municipal obligations	64	318	(10)	135	389	(66)	199	707	(76)
U.S. government and agencies obligations	5	133	(1)	—	—	—	5	133	(1)
Foreign government bonds and obligations	—	—	—	2	4	(1)	2	4	(1)
Common and preferred stocks	2	—	—	3	39	(10)	5	39	(10)
Other structured investments	—	—	—	6	—	—	6	—	—

Total	343	$3,611	$(87)	585	$3,259	$(688)	928	$6,870	$(775)

	December 31, 2008
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	355	$6,250	$(396)	230	$3,544	$(778)	585	$9,794	$(1,174)
Residential mortgage backed securities	110	765	(164)	114	786	(288)	224	1,551	(452)
Commercial mortgage backed securities	34	473	(27)	75	997	(156)	109	1,470	(183)
Asset backed securities	38	373	(52)	28	231	(49)	66	604	(101)
State and municipal obligations	222	438	(64)	119	295	(91)	341	733	(155)
U.S. government and agencies obligations	—	—	—	1	11	—	1	11	—
Foreign government bonds and obligations	7	20	(5)	—	—	—	7	20	(5)
Common and preferred stocks	—	—	—	2	27	(22)	2	27	(22)
Other structured investments	1	—	—	5	—	—	6	—	—

Total	767	$8,319	$(708)	574	$5,891	$(1,384)	1,341	$14,210	$(2,092)

As part of the Company's ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to changes in credit spreads across sectors. The primary driver of lower unrealized losses in

ANNUAL REPORT 2009      111

2009 compared to 2008 was the tightening of credit spreads across sectors, partially offset by higher interest rates. In addition, a portion of the decrease in unrealized losses was offset by an increase due to the adoption of a new accounting standard effective January 1, 2009. The Company recorded a cumulative effect increase to the amortized cost of previously other-than-temporarily impaired investments that increased the gross unrealized losses on Available-for-Sale securities by $211 million. This impact is due to the impairment of Available-for-Sale securities recognized in other comprehensive income (loss) previously recognized through earnings for factors other than credit.

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities' total other-than-temporary impairments was recognized in other comprehensive income (loss):

(in millions)
Beginning balance of credit losses on securities held for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$258
Additional amount related to credit losses for which an other-than-temporary impairment was not previously recognized	8
Reductions for securities sold during the period (realized)	(60)
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	57

Ending balance of credit losses on securities held as of December 31 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$263

The change in net unrealized securities gains (losses) in other comprehensive income (loss) includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities; and (iii) other items primarily consisting of adjustments in asset and liability balances, such as DAC, DSIC, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates. As a result of the adoption of a new accounting standard effective January 1, 2009, net unrealized investment gains (losses) arising during the period also includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period. Additionally, reclassification of (gains) losses included in net income contains noncredit other-than-temporary impairment losses that were previously unrealized, but have been recognized in current period net income due to their reclassification as credit losses.

112      ANNUAL REPORT 2009

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Investment Gains (Losses)		Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance at January 1, 2007	$(288)		$101	$(187)
Net unrealized investment gains arising during the period	58		(20)	38
Reclassification of gains included in net income	(45)		16	(29)
Impact of DAC, DSIC and benefit reserves	16		(6)	10

Balance at December 31, 2007	(259)		91	(168)
Net unrealized investment losses arising during the period	(2,275)		796	(1,479)
Reclassification of losses included in net loss	757		(265)	492
Impact of DAC, DSIC and benefit reserves	298		(104)	194

Balance at December 31, 2008	(1,479)		518	(961)
Cumulative effect of accounting change	(203	) (1)	71	(132)
Net unrealized investment gains arising during the period	2,792		(977)	1,815
Reclassification of gains included in net income	(70)		25	(45)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(566)		199	(367)

Balance at December 31, 2009	$474		$(164)	$310 (2)

(1)
Amount represents the cumulative effect of adopting a new accounting standard on January 1, 2009, net of DAC and DSIC amortization and certain benefit reserves. See Note 3 for additional information on the adoption impact.
(2)
At December 31, 2009, Accumulated Other Comprehensive Income Related to Net Unrealized Investment Gains included $(84) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, were as follows:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Gross realized gains from sales	$216	$16	$73
Gross realized losses from sales	(53)	(11)	(24)
Other-than-temporary impairments related to credit	(93)	(762)	(5)

The $93 million of other-than-temporary impairments in 2009 primarily related to credit losses on non-agency residential mortgage backed securities, corporate debt securities primarily in the financial services and gaming industries and other structured investments. The $762 million of other-than-temporary impairments in 2008 related to credit losses on non-agency residential mortgage backed securities, corporate debt securities primarily in the financial services and gaming industries and asset backed and other securities. The $5 million of other-than-temporary impairments in 2007 related to corporate debt securities in the publishing and home building industries.

ANNUAL REPORT 2009      113

Available-for-Sale securities by contractual maturity at December 31, 2009 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,403	$1,436
Due after one year through five years	7,280	7,521
Due after five years through 10 years	4,831	5,110
Due after 10 years	3,801	4,001

	17,315	18,068
Residential mortgage backed securities	8,050	7,770
Commercial mortgage backed securities	4,437	4,613
Asset backed securities	1,984	1,994
Other structured investments	22	58
Common and preferred stocks	52	43

Total	$31,860	$32,546

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

Commercial Mortgage Loans, Net

The following is a summary of commercial mortgage loans:

	December 31,
	2009	2008
	(in millions)
Commercial mortgage loans	$2,695	$2,906
Less: allowance for loan losses	(32)	(19)

Commercial mortgage loans, net	$2,663	$2,887

Commercial mortgage loans are first mortgages on real estate. The Company holds the mortgage documents, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements.

The balances of and changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Balance at January 1	$19	$18	$40
Provision for loan losses	17	1	(22)
Foreclosures, write-offs and loan sales	(4)	—	—

Balance at December 31	$32	$19	$18

114      ANNUAL REPORT 2009

Concentrations of credit risk of commercial mortgage loans by region were as follows:

	December 31,
	2009		2008
	On-Balance Sheet	Funding Commitments	On-Balance Sheet	Funding Commitments
	(in millions)
Commercial mortgage loans by U.S. region:
Atlantic	$877	$13	$924	$3
North Central	571	16	666	10
Mountain	311	—	340	11
Pacific	501	13	480	20
South Central	264	8	307	—
New England	171	—	189	—

	2,695	50	2,906	44
Less: allowance for loan losses	(32)	—	(19)	—

Total	$2,663	$50	$2,887	$44

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	December 31,
	2009		2008
	On-Balance Sheet	Funding Commitments	On-Balance Sheet	Funding Commitments
	(in millions)
Commercial mortgage loans by U.S. property type:
Office buildings	$732	$6	$817	$18
Shopping centers and retail	867	16	896	23
Apartments	371	—	414	1
Industrial buildings	491	12	512	2
Hotels and motels	63	—	79	—
Medical buildings	37	16	41	—
Other	134	—	147	—

	2,695	50	2,906	44
Less: allowance for loan losses	(32)	—	(19)	—

Total	$2,663	$50	$2,887	$44

Commitments to fund commercial mortgages were made in the ordinary course of business. The funding commitments at December 31, 2009 and 2008 approximate fair value.

Trading Securities

Net recognized gains (losses) related to trading securities held at December 31, 2009, 2008 and 2007 were $31 million, $(88) million and $3 million, respectively, for the years then ended.

8.  Deferred Acquisition Costs and Deferred Sales Inducement Costs

During the third quarter of 2009, 2008 and 2007, the Company completed the annual detailed review of valuation assumptions for products of RiverSource Life companies. In addition, during the third quarter of 2008, the Company converted to a new industry standard valuation system that provides enhanced modeling capabilities.

ANNUAL REPORT 2009      115

The total pretax impacts on the Company's assets and liabilities attributable to the review of valuation assumptions during the third quarter of 2009, 2008 and 2007 and the valuation system conversion during the third quarter of 2008 were as follows:

Balance Sheet Impact Debit (Credit)	Receivables	DAC	Other Assets	Future Policy Benefits and Claims	Other Liabilities	Total
	(in millions)
2009 period	$(65)	$119	$9	$71	$—	$134
2008 period	92	(81)	(5)	95	5	106
2007 period	(2)	(16)	3	(15)	—	(30)

The total pretax impacts on the Company's revenues and expenses attributable to the review of valuation assumptions for the years ended December 31, 2009, 2008 and 2007 and the valuation system conversion for the year ended December 31, 2008 were as follows:

Pretax Benefit (Charge)	Premiums	Other Revenues	Distribution Expenses	Benefits, Claims, Losses, and Settlement Expenses	Amortization of DAC	Total
	(in millions)
2009 period	$—	$(65)	$—	$80	$119	$134
2008 period	2	95	1	89	(81)	106
2007 period	—	(2)	—	(12)	(16)	(30)

The balances of and changes in DAC were as follows:

	2009	2008	2007
	(in millions)
Balance at January 1	$4,383	$4,408	$4,409
Cumulative effect of accounting change	—	36	(204)
Capitalization of acquisition costs	620	644	766
Amortization, excluding impacts of valuation assumptions review and valuation system conversion	(336)	(852)	(535)
Amortization, impact of valuation assumptions review and valuation system conversion	119	(81)	(16)
Impact of change in net unrealized securities losses (gains)	(452)	228	(12)

Balance at December 31	$4,334	$4,383	$4,408

The balances of and changes in DSIC, included in other assets on the Consolidated Balance Sheets, were as follows:

	2009	2008	2007
	(in millions)
Balance at January 1	$518	$511	$452
Cumulative effect of accounting change	—	9	(11)
Capitalization of sales inducement costs	82	87	124
Amortization, excluding impacts of valuation assumptions review and valuation system conversion	(19)	(115)	(56)
Amortization, impact of valuation assumptions review and valuation system conversion	9	(6)	3
Impact of change in net unrealized securities losses (gains)	(66)	32	(1)

Balance at December 31	$524	$518	$511

The Company adopted a new accounting standard on the recognition and presentation of other-than-temporary impairments in the first quarter of 2009. The adoption had no net impact to DAC and DSIC.

116      ANNUAL REPORT 2009

Effective January 1, 2008, the Company adopted a new accounting standard on fair value measurements and recorded as a cumulative change in accounting principle a pretax increase of $36 million and $9 million to DAC and DSIC, respectively. See Note 3 for additional information regarding the Company's adoption of fair value accounting standards.

Effective January 1, 2007, the Company adopted a new accounting standard related to DAC in connection with modification or exchanges of insurance contracts and recorded as a cumulative change in accounting principle a pretax reduction of $204 million and $11 million to DAC and DSIC, respectively.

9.  Goodwill and Other Intangibles

Goodwill and other intangible assets deemed to have indefinite lives are not amortized but are instead subject to impairment tests. For the years ended December 31, 2009, 2008 and 2007, the tests did not indicate impairment. The gross carrying amount of identifiable intangible assets with indefinite useful lives was $25 million and $19 million as of December 31, 2009 and 2008, respectively.

The changes in the carrying amount of goodwill reported in the Company's four main operating segments were as follows:

	Advice & Wealth Management	Asset Management	Annuities	Protection	Consolidated
	(in millions)
Balance at January 1, 2008	$98	$454	$46	$45	$643
Acquisitions	200	354	—	—	554
Foreign currency translation	—	(106)	—	—	(106)

Balance at December 31, 2008	298	702	46	45	1,091
Acquisitions	—	—	—	—	—
Foreign currency translation	—	31	—	—	31
Purchase price adjustments	7	6	—	—	13

Balance at December 31, 2009	$305	$739	$46	$45	$1,135

Definite-lived intangible assets consisted of the following:

	December 31,
	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$92	$(25)	$67	$89	$(16)	$73
Contracts	193	(86)	107	178	(64)	114
Other	146	(51)	95	133	(39)	94

Total	$431	$(162)	$269	$400	$(119)	$281

In 2009, the Company recorded purchase price adjustments to definite-lived intangible assets of $2 million related to customer relationships, $2 million related to contracts and $1 million of other intangibles. In addition, the Company acquired other intangibles of $2 million during the year ended December 31, 2009 with a weighted-average amortization period of five years. The increase (decrease) to net definite-lived intangible assets due to changes in foreign currency exchange rates was $13 million, $(53) million and $3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The aggregate amortization expense for definite-lived intangible assets during the years ended December 31, 2009, 2008 and 2007 was $32 million, $25 million and $27 million, respectively. In 2009, 2008 and 2007, the Company had impairment charges of nil, $8 million and $1 million, respectively, related to Asset Management contracts.

ANNUAL REPORT 2009      117

Estimated intangible amortization expense as of December 31, 2009 for the next five years was as follows:

(in millions)
2010	$31
2011	28
2012	28
2013	26
2014	21

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

For existing long term care policies, RiverSource Life (and RiverSource Life of NY for 1996 and later issues) retained 50% of the risk and ceded the remaining 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. ("Genworth").

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

The Company also reinsures a portion of the risks associated with its personal auto and home insurance products through two types of reinsurance agreements with unaffiliated reinsurance companies. The Company purchases reinsurance with a limit of $5 million per loss and the Company retains $750,000 per loss. The Company purchases catastrophe reinsurance and retains $10 million of loss per event with loss recovery up to $80 million per event.

The effect of reinsurance on premiums was as follows:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Direct premiums	$1,379	$1,263	$1,218
Reinsurance ceded	(281)	(215)	(201)

Net premiums	$1,098	$1,048	$1,017

Cost of insurance and administrative charges on UL and VUL insurance are reflected in other revenues and were net of reinsurance ceded of $62 million, $61 million and $57 million for the years ended December 31, 2009, 2008 and 2007, respectively. Reinsurance recovered from reinsurers was $174 million, $151 million and $130 million for the years ended December 31, 2009, 2008 and 2007, respectively. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

Receivables included $1.7 billion and $1.6 billion of reinsurance recoverables as of December 31, 2009 and 2008, respectively, including $1.3 billion and $1.2 billion recoverable from Genworth, respectively. Included in future policy benefits and claims were $667 million and $689 million related to assumed reinsurance arrangements as of December 31, 2009 and 2008, respectively.

118      ANNUAL REPORT 2009

11.  Future Policy Benefits and Claims and Separate Account Liabilities

Future policy benefits and claims consisted of the following:

	December 31,
	2009	2008
	(in millions)
Fixed annuities	$16,558	$14,058
Equity indexed annuities accumulated host values	159	228
Equity indexed annuities embedded derivatives	9	16
Variable annuities fixed sub-accounts	6,127	5,623
Variable annuity GMWB	204	1,471
Variable annuity GMAB	100	367
Other variable annuity guarantees	12	67

Total annuities	23,169	21,830

VUL/UL insurance	2,595	2,526
Other life, disability income and long term care insurance	4,619	4,397
Auto, home and other insurance	380	368
Policy claims and other policyholders' funds	123	172

Total	$30,886	$29,293

Separate account liabilities consisted of the following:

	December 31,
	2009	2008
	(in millions)
Variable annuity variable sub-accounts	$48,982	$37,657
VUL insurance variable sub-accounts	5,239	4,091
Other insurance variable sub-accounts	46	39
Threadneedle investment liabilities	3,862	2,959

Total	$58,129	$44,746

Fixed Annuities

Fixed annuities include both deferred and payout contracts. Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. The Company generally invests the proceeds from the annuity payments in fixed rate securities. The Company may hedge the interest rate risks related to fixed annuities with derivative instruments. As of December 31, 2009 and 2008, there were no outstanding derivatives to hedge these risks.

Equity Indexed Annuities

The Index 500 Annuity, the Company's equity indexed annuity product, is a single premium deferred fixed annuity. The contract is issued with an initial term of seven years and interest earnings are linked to the S&P 500 Index. This annuity has a minimum interest rate guarantee of 3% on 90% of the initial premium, adjusted for any surrenders. The Company generally invests the proceeds from the annuity deposits in fixed rate securities and hedges the equity risk with derivative instruments. See Note 20 for additional information regarding the Company's derivative instruments. In 2007, the Company discontinued new sales of equity indexed annuities.

Variable Annuities

Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account. A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.

ANNUAL REPORT 2009      119

Most of the variable annuity contracts issued by the Company contain one or more guaranteed benefits, including GMWB, GMAB, GMDB and GGU provisions. The Company previously offered contracts with GMIB provisions. See Note 2 and Note 12 for additional information regarding the Company's variable annuity guarantees. The Company does not currently hedge its risk under the GGU and GMIB provisions. In the third quarter of 2009, the Company entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written previously in 2009. The total value of variable annuity contracts with GMWB riders increased from $12.7 billion at December 31, 2008 to $19.2 billion at December 31, 2009. The total value of variable annuity contracts with GMAB riders increased from $2.0 billion at December 31, 2008 to $2.9 billion at December 31, 2009. The total value of variable annuity contracts with GMDB riders increased from $42.2 billion at December 31, 2008 to $53.7 billion at December 31, 2009, of which $5.2 billion have corresponding hedges. See Note 20 for additional information regarding derivative instruments used to hedge risks related to GMWB, GMAB and GMDB provisions.

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

The GMDB provisions provide a specified minimum return upon death of the contractholder. The death benefit payable is the greater of (i) the contract value less any purchase payment credits subject to recapture less a pro-rata portion of any rider fees, or (ii) the GMDB provisions specified in the contract. The Company has three primary GMDB provisions:

•
Return of premium – provides purchase payments minus adjusted partial surrenders.
•
Reset – provides that the value resets to the account value every sixth contract anniversary minus adjusted partial surrenders. This provision is often provided in combination with the return of premium provision. This provision is no longer offered.
•
Ratchet – provides that the value ratchets up to the maximum account value at specified anniversary intervals, plus subsequent purchase payments less adjusted partial surrenders.

The variable annuity contracts with GMWB riders typically have account values that are based on an underlying portfolio of mutual funds, the values of which fluctuate based on equity market performance. At issue, the guaranteed amount is equal to the amount deposited but the guarantee may be increased annually to the account value (a "step-up") in the case of favorable market performance.

The Company has GMWB riders inforce with the following provisions:

•
withdrawals at a specified rate per year until the amount withdrawn is equal to the guaranteed amount.
•
withdrawals at a specified rate per year for the life of the contractholder ("GMWB for life").
•
withdrawals at a specified rate per year for joint contractholders while either is alive. Once withdrawals begin, the contractholder's funds are moved to one of three less aggressive asset allocation models (of the five that are available prior to withdrawal).

120      ANNUAL REPORT 2009

•
withdrawals based on performance of the contract or issue age. On some contracts, credits are applied annually for the first ten years to increase the guaranteed amount as long as withdrawals have not been taken.

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

Certain UL contracts offered by the Company provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	December 31, 2009				December 31, 2008
Variable annuity guarantees by benefit type(1)	Total contract value	Contract value in separate accounts	Net amount at risk(2)	Weighted average attained age	Total contract value	Contract value in separate accounts	Net amount at risk(2)	Weighted average attained age
	(in millions, except age)
GMDB:
Return of Premium	$30,938	$28,415	$974	61	$22,249	$20,153	$4,873	61
Six-Year Reset	13,886	11,197	926	61	12,719	10,063	2,802	61
One-Year Ratchet	7,081	6,400	873	63	5,770	5,061	2,163	62
Five-Year Ratchet	1,256	1,171	38	59	951	888	199	59
Other	582	542	98	67	471	429	192	66

Total — GMDB	$53,743	$47,725	$2,909	61	$42,160	$36,594	$10,229	61

GGU death benefit	$853	$775	$70	63	$699	$619	$65	63
GMIB	$628	$582	$126	63	$567	$511	$245	63
GMWB:
GMWB	$4,196	$4,067	$454	64	$3,513	$3,409	$1,312	63
GMWB for life	14,988	14,333	795	63	9,194	8,764	2,704	63

Total — GMWB	$19,184	$18,400	$1,249	63	$12,707	$12,173	$4,016	63

GMAB	$2,926	$2,853	$153	56	$2,006	$1,937	$608	56
(1)
Individual variable annuity contracts may have more than one guarantee and therefore may be included in more than one benefit type. Variable annuity contracts for which the death benefit equals the account value are not shown in this table.
(2)
Represents the current guaranteed benefit amount in excess of the current contract value. GMIB, GMWB and GMAB benefits are subject to waiting periods and payment periods specified in the contract.

ANNUAL REPORT 2009      121

Changes in additional liabilities were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Liability balance at January 1, 2008	$24	$3	$136	$33	$4
Incurred claims	58	10	1,335	334	6
Paid claims	(27)	(1)	—	—	(3)

Liability balance at December 31, 2008	55	12	1,471	367	7
Incurred claims	12	(5)	(1,267)	(267)	8
Paid claims	(61)	(1)	—	—	—

Liability balance at December 31, 2009	$6	$6	$204	$100	$15

The liabilities for guaranteed benefits are supported by general account assets.

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2009	2008
	(in millions)
Mutual funds:
Equity	$29,379	$21,899
Bond	16,537	12,135
Other	2,889	3,463

Total mutual funds	$48,805	$37,497

No gains or losses were recognized on assets transferred to separate accounts for the periods presented.

13.  Customer Deposits

Customer deposits consisted of the following:

	December 31,
	2009	2008
	(in millions)
Fixed rate certificates	$3,172	$3,909
Stock market based certificates	852	909
Stock market embedded derivative reserve	26	5
Other	59	62
Less: accrued interest classified in other liabilities	(33)	(11)

Total investment certificate reserves	4,076	4,874

Brokerage deposits	1,894	1,988
Banking deposits	2,584	1,367

Total	$8,554	$8,229

Investment Certificates

The Company offers fixed rate investment certificates primarily in amounts ranging from $1,000 to $1 million with terms ranging from three to 36 months. Investment certificates may be purchased either with a lump sum payment or installment payments. Certificate product owners are entitled to receive, at maturity, a definite sum of money. Payments from certificate owners are credited to investment certificate reserves. Investment certificate reserves generally accumulate interest at specified percentage rates. Reserves are maintained for advance payments made by certificate owners, accrued interest thereon and for additional credits in excess of minimum guaranteed

122      ANNUAL REPORT 2009

rates and accrued interest thereon. On certificates allowing for the deduction of a surrender charge, the cash surrender values may be less than accumulated investment certificate reserves prior to maturity dates. Cash surrender values on certificates allowing for no surrender charge are equal to certificate reserves. The Company generally invests the proceeds from investment certificates in fixed and variable rate securities. The Company may hedge the interest rate risks under these obligations with derivative instruments. As of December 31, 2009 and 2008, there were no outstanding derivatives to hedge these interest rate risks.

Certain investment certificate products have returns tied to the performance of equity markets. The Company guarantees the principal for purchasers who hold the certificate for the full 52-week term and purchasers may participate in increases in the stock market based on the S&P 500 Index, up to a maximum return. Purchasers can choose 100% participation in the market index up to the cap or 25% participation plus fixed interest with a combined total up to the cap. Current first term certificates have maximum returns of 4% or 5%. The equity component of these certificates is considered an embedded derivative and is accounted for separately. The change in fair values of the embedded derivative reserve is reflected in banking and deposit interest expense. See Note 20 for additional information about derivative instruments used to economically hedge the equity price risk related to the Company's stock market certificates.

14.  Debt

Debt and the stated interest rates were as follows:

	Outstanding Balance December 31,		Stated Interest Rate December 31,
	2009	2008	2009	2008
	(in millions)
Senior notes due 2010	$340	$800	5.4%	5.4%
Senior notes due 2015	700	700	5.7	5.7
Senior notes due 2019	300	—	7.3	—
Senior notes due 2039	200	—	7.8	—
Junior subordinated notes due 2066	322	457	7.5	7.5
Floating rate revolving credit borrowings due 2013	142	64	4.1	3.6
Floating rate revolving credit borrowings due 2014	198	—	5.9	—
Floating rate revolving credit borrowings due 2014	41	—	2.5	—
Municipal bond inverse floater certificates due 2021	6	6	0.3	2.2

Total	$2,249	$2,027

On November 23, 2005, the Company issued $1.5 billion of unsecured senior notes including $800 million of five-year senior notes which mature November 15, 2010 and $700 million of 10-year senior notes which mature November 15, 2015, and incurred debt issuance costs of $7 million. Interest payments are due semi-annually on May 15 and November 15.

In July 2009, the Company purchased $450 million aggregate principal amount of its senior notes due 2010, pursuant to a cash tender offer. The tender offer consideration per $1,000 principal amount of these notes accepted for purchase was $1,000, with an early tender payment of $30. Payments for these notes purchased pursuant to the tender offer included accrued and unpaid interest from the last interest payment date to, but not including, the settlement date. The Company also repurchased $10 million of these notes in the second quarter of 2009 in open market transactions.

On June 8, 2009, the Company issued $300 million of unsecured senior notes which mature June 28, 2019, and incurred debt issuance costs of $3 million. Interest payments are due semi-annually in arrears on June 28 and December 28.

On June 3, 2009, the Company issued $200 million of unsecured senior notes which mature June 15, 2039, and incurred debt issuance costs of $6 million. Interest payments are due quarterly in arrears on March 15, June 15, September 15 and December 15.

In June 2005, the Company entered into interest rate swap agreements totaling $1.5 billion, which qualified as cash flow hedges related to planned debt offerings. The Company terminated the swap agreements in November 2005 when the senior notes due 2010 and 2015 were issued. The related gain on the swap agreements of $71 million was recorded to accumulated other comprehensive income (loss) and is being amortized as a reduction to interest expense over the period in which the hedged cash flows are expected to occur. Considering the

ANNUAL REPORT 2009      123

impact of the hedge credits, the effective interest rates on the senior notes due 2010, 2015, 2019 and 2039 are 4.8%, 5.2%, 7.2% and 7.5%, respectively.

On May 26, 2006, the Company issued $500 million of unsecured junior subordinated notes, which mature June 1, 2066, and incurred debt issuance costs of $6 million. For the initial 10-year period, the junior notes carry a fixed interest rate of 7.5% payable semi-annually in arrears on June 1 and December 1. From June 1, 2016 until the maturity date, interest on the junior notes will accrue at an annual rate equal to the three-month LIBOR plus a margin equal to 290.5 basis points, payable quarterly in arrears. The Company has the option to defer interest payments, subject to certain limitations. In addition, interest payments are mandatorily deferred if the Company does not meet specified capital adequacy, net income or shareholders' equity levels. As of December 31, 2009 and 2008, the Company had met the specified levels. In 2009 and 2008, the Company extinguished $135 million and $43 million, respectively, of its junior notes in open market transactions and recognized a gain of $58 million and $19 million, respectively, in other revenues.

The floating rate revolving credit borrowings due 2013 and 2014 are non-recourse debt related to certain consolidated property funds. The debt will be extinguished with the cash flows from the sale of the investments held within the partnerships.

The municipal bond inverse floater certificates mature in 2021 and are non-recourse debt obligations of a consolidated structured entity supported by a $10 million portfolio of municipal bonds.

On September 30, 2005, the Company obtained an unsecured revolving credit facility for $750 million expiring in September 2010 from various third party financial institutions. Under the terms of the credit agreement, the Company may increase the amount of this facility to $1.0 billion. As of December 31, 2009 and 2008, no borrowings were outstanding under this facility. Outstanding letters of credit issued against this facility were $2 million as of December 31, 2009 and 2008. The Company has agreed under this credit agreement not to pledge the shares of its principal subsidiaries and was in compliance with this covenant as of December 31, 2009 and 2008.

At December 31, 2009, future maturities of debt were as follows:

(in millions)
2010	$340
2011	—
2012	—
2013	142
2014	239
Thereafter	1,528

Total future maturities	$2,249

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

16.  Share-Based Compensation

The Company's share-based compensation plans consist of the Amended and Restated Ameriprise Financial 2005 Incentive Compensation Plan (the "2005 ICP"), the Ameriprise Financial 2008 Employment Incentive Equity Award Plan (the "2008 Plan"), the Amended Deferred Equity Program for Independent Financial Advisors ("P2 Deferral Plan"), and the Ameriprise Advisor Group Deferred Compensation Plan ("P1 Plan").

124      ANNUAL REPORT 2009

The components of the Company's share-based compensation expense, net of forfeitures, were as follows:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Stock options	$53	$40	$37
Restricted stock awards	59	57	52
Restricted stock units	70	51	54

Total	$182	$148	$143

For the years ended December 31, 2009, 2008 and 2007, the total income tax benefit recognized by the Company related to the share-based compensation expense was $64 million, $52 million and $50 million, respectively.

As of December 31, 2009, there was $158 million of total unrecognized compensation cost related to non-vested awards under the Company's share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

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

Deferred Compensation Plan

The Deferred Compensation Plan ("DCP") gives certain employees the choice to defer a portion of their bonus, which can be invested in investment options as provided by the DCP, including the Ameriprise Financial Stock Fund. The Company provides a match if the participant deferrals are invested in the Ameriprise Financial Stock Fund. Participant deferrals vest immediately and the Company match vests after three years. Distributions are made in shares of the Company's common stock for the portion of the deferral invested in the Ameriprise Financial Stock Fund and the related Company match, for which the Company has recorded in equity. The DCP does allow for accelerated vesting of the share-based awards in cases of death, disability and qualified retirement. Compensation expense related to the Company match is recognized on a straight-line basis over the vesting period.

Ameriprise Financial 2008 Employment Incentive Equity Award Plan

The 2008 Plan is designed to align new employees' interests with those of the shareholders of the Company and attract and retain new employees. The 2008 Plan provides for the grant of equity incentive awards to new employees who became employees in connection with a merger or acquisition, including stock options, restricted stock awards, restricted stock units, and other equity-based awards designed to comply with the applicable federal and foreign regulations and laws of jurisdiction. Under the 2008 Plan, a maximum of 6.0 million shares may be issued. Awards granted under the 2008 Plan may be settled in cash and/or shares of the Company's common stock according to the award's terms.

Stock Options

Stock options granted have an exercise price not less than 100% of the current fair market value of a share of the Company's common stock on the grant date and a maximum term of 10 years. Stock options granted generally vest ratably over three to four years. Vesting of option awards may be accelerated based on age and length of service. Stock options granted are expensed on a straight-line basis over the option vesting period based on the estimated fair value of the awards on the date of grant using a Black-Scholes option-pricing model.

ANNUAL REPORT 2009      125

The following weighted average assumptions were used for stock option grants:

	2009	2008	2007
Dividend yield	2.0%	1.0%	1.0%
Expected volatility	55%	27%	20%
Risk-free interest rate	1.8%	3.0%	4.7%
Expected life of stock option (years)	5.0	5.3	4.5

The dividend yield assumption assumes the Company's average dividend payout would continue with no changes. The expected volatility for grants in 2009, 2008 and 2007 was based on the Company's implied volatility and the Company's historical stock volatility since Distribution. The expected volatility for grants in 2008 and 2007 also considered historical volatilities experienced by a peer group of companies. The risk-free interest rate for periods within the expected option life is based on the U.S. Treasury yield curve at the grant date. The expected life of the option is based on experience while the Company was a part of American Express and subsequent experience after the Distribution.

The weighted average grant date fair value for options granted during 2009, 2008 and 2007 was $8.93, $14.00 and $13.69, respectively.

A summary of the Company's stock option activity for 2009 is presented below (shares and intrinsic value in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	15.1	$40.79	7.0	$2
Granted	7.3	21.70	—	—
Exercised	(0.2)	26.32	—	—
Forfeited	(1.1)	37.55	—	—

Outstanding at December 31	21.1	34.55	6.7	169

Exercisable at December 31	11.4	38.29	5.6	48

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $2 million, $5 million and $43 million during the years ended December 31, 2009, 2008 and 2007, respectively.

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

Certain advisors receive a portion of their compensation in the form of restricted stock awards which are subject to forfeiture based on future service requirements. The Company provides a match of these restricted stock awards equal to one quarter of the restricted stock awards earned for 2009, 2008 and 2007.

A summary of the Company's restricted stock award activity for 2009 is presented below (shares in millions):

	Shares	Weighted Average Grant-date Fair Value
Non-vested shares at January 1	2.9	$48.19
Granted	2.7	23.24
Vested	(1.2)	46.21
Forfeited	(0.4)	35.83

Non-vested shares at December 31	4.0	33.00

126      ANNUAL REPORT 2009

The fair value of restricted stock awards vested during the years ended December 31, 2009, 2008 and 2007 was $27 million, $59 million and $75 million, respectively.

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

As of December 31, 2009, there were approximately 1.3 million units outstanding of restricted stock units, including deferred share units, of which approximately 0.9 million units were fully vested.

Amended Deferred Equity Program for Independent Financial Advisors

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

The number of units awarded is based on the performance measures, deferral percentage and the market value of Ameriprise Financial common stock on the deferral date as defined by the plan. As independent financial advisors are not employees of the Company, the awards are expensed based on the stock price of the Company's common stock up to the vesting date. The share-based awards generally vest ratably over four years, beginning on January 1 of the year following the plan year in which the award was made. The P2 Deferral Plan allows for accelerated vesting of the share-based awards based on age and years as an advisor. Commission expense is recognized on a straight-line basis over the vesting period. For the years ended December 31, 2009, 2008 and 2007, expense related to units awarded under the P2 Deferral Plan was $60 million, $44 million, and $52 million, respectively.

As of December 31, 2009, there were approximately 5.5 million units outstanding under the P2 Deferral Plan, of which approximately 3.9 million were fully vested.

Ameriprise Advisor Group Deferred Compensation Plan

The P1 Plan, which was created in April 2009, allows for employee advisors to receive share-based bonus awards which are subject to future service requirements and forfeitures. The P1 Plan also gives qualifying employee advisors the choice to defer a portion of their cash-based compensation beginning in 2010. This deferral can be in the form of share-based awards or other investment options. Deferrals are not subject to future service requirements or forfeitures. Under the P1 Plan, a maximum of 3.0 million shares may be issued. Awards granted under the P1 Plan may be settled in cash and/or shares of the Company's common stock according to the award's terms.

As of December 31, 2009, there were approximately 0.1 million units outstanding under the P1 Plan, of which none were fully vested.

17.  Regulatory Requirements

Restrictions on the transfer of funds exist under regulatory requirements applicable to certain of the Company's subsidiaries. At December 31, 2009, the aggregate amount of unrestricted net assets was approximately $1.9 billion.

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

ANNUAL REPORT 2009      127

State insurance statutes also contain limitations as to the amount of dividends and distributions that insurers may make without providing prior notification to state regulators. For RiverSource Life, dividends in excess of statutory unassigned funds require advance notice to the Minnesota Department of Commerce, RiverSource Life's primary regulator, and are subject to potential disapproval. In addition, dividends whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) the previous year's statutory net gain from operations or (ii) 10% of the previous year-end statutory capital and surplus are referred to as "extraordinary dividends." Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Government debt securities of $7 million and $6 million at December 31, 2009 and 2008, respectively, held by the Company's life insurance subsidiaries were on deposit with various states as required by law and satisfied legal requirements.

Ameriprise Certificate Company ("ACC") is registered as an investment company under the Investment Company Act of 1940 (the "1940 Act"). ACC markets and sells investment certificates to clients. ACC is subject to various capital requirements under the 1940 Act, laws of the State of Minnesota and understandings with the Securities and Exchange Commission ("SEC") and the Minnesota Department of Commerce. The terms of the investment certificates issued by ACC and the provisions of the 1940 Act also require the maintenance by ACC of qualified assets. Under the provisions of its certificates and the 1940 Act, ACC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $4.1 billion and $4.9 billion at December 31, 2009 and 2008, respectively. ACC had qualified assets of $4.6 billion and $5.1 billion at December 31, 2009 and 2008, respectively. As of December 31, 2008, ACC's capital ratio per the Minnesota Department of Commerce and SEC capital requirements had dropped to 4.61% and 4.97%, respectively. Ameriprise Financial promptly provided additional capital to ACC in January 2009 to bring capital back above the 5% requirement. Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements, up to a maximum commitment of $115 million. As of December 31, 2009, ACC had met all applicable capital requirements.

Threadneedle's required capital is predominantly based on the requirements specified by the United Kingdom's regulator, the Financial Services Authority, under its Capital Adequacy Requirements for asset managers.

The Company has seven broker-dealer subsidiaries, American Enterprise Investment Services, Inc., Ameriprise Financial Services, Inc., Securities America, Inc. ("SAI"), RiverSource Distributors, Inc., RiverSource Fund Distributors, Inc., AASI and Brecek & Young Advisors, Inc. The broker-dealers are subject to the net capital requirements of the Financial Industry Regulatory Authority ("FINRA") and the Uniform Net Capital requirements of the SEC under Rule 15c3-1 of the Securities Exchange Act of 1934. AASI is also subject to regulatory reporting requirements established by the U.S. Commodity Futures Trading Commission. AASI has submitted an application to the SEC and FINRA to withdraw its registration as a broker-dealer, which is pending review and approval of its regulators.

Ameriprise Trust Company is subject to capital adequacy requirements under the laws of the State of Minnesota as enforced by the Minnesota Department of Commerce.

The initial capital of Ameriprise Bank, per Federal Deposit Insurance Corporation policy, should be sufficient to provide a Tier 1 capital to assets leverage ratio of not less than 8% throughout its first three years of operation. For purposes of completing Ameriprise Bank's regulatory reporting, the Office of Thrift Supervision ("OTS") requires it to maintain a Tier 1 (core) capital requirement based upon 4% of total assets adjusted per the OTS, and total risk-based capital based upon 8% of total risk-weighted assets. The OTS also requires Ameriprise Bank to maintain minimum ratios of Tier 1 and total capital to risk-weighted assets, as well as Tier 1 capital to adjusted total assets and tangible capital to adjusted total assets. Under OTS regulations, Ameriprise Bank is required to have a leverage ratio of core capital to adjusted total assets of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, a total risk-based ratio of at least 8% and a tangible capital ratio of at least 1.5%. As of December 31, 2008, Ameriprise Bank's Tier 1 core capital dropped to 7.36%. Ameriprise Financial promptly provided additional capital to Ameriprise Bank in January 2009 to bring the Tier 1 core capital back above the 8% FDIC requirement. As of December 31, 2009, Ameriprise Bank had met all applicable capital requirements.

18.  Fair Values of Assets and Liabilities

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability is not exchanged subject to a forced liquidation or distressed sale.

128      ANNUAL REPORT 2009

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

ANNUAL REPORT 2009      129

Derivatives

Derivatives that are measured using quoted prices in active markets, such as foreign exchange forwards, or derivatives that are exchanged-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include interest rate swaps and options. Derivatives that are valued using pricing models that have significant unobservable inputs are classified as Level 3 measurements. Structured derivatives that are used by the Company to hedge its exposure to market risk related to certain variable annuity riders are classified as Level 3. The Company settled these derivatives in the second quarter of 2009 and has not entered into any additional structured derivatives since then.

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

130      ANNUAL REPORT 2009

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$57	$2,733	$—	$2,790
Available-for-Sale securities:
Corporate debt securities	—	14,871	1,252	16,123
Residential mortgage backed securities	—	3,788	3,982	7,770
Commercial mortgage backed securities	—	4,541	72	4,613
Asset backed securities	—	1,539	455	1,994
State and municipal obligations	—	1,417	—	1,417
U.S. government and agencies obligations	64	323	—	387
Foreign government bonds and obligations	—	108	—	108
Common and preferred stocks	—	39	4	43
Other structured investments	—	—	58	58
Other debt obligations	—	33	—	33

Total Available-for-Sale securities	64	26,659	5,823	32,546
Trading securities	101	472	16	589
Separate account assets	—	58,129	—	58,129
Other assets	1	815	821	1,637

Total assets at fair value	$223	$88,808	$6,660	$95,691

Liabilities
Future policy benefits and claims	$—	$9	$299	$308
Customer deposits	—	26	—	26
Other liabilities	1	937	—	938

Total liabilities at fair value	$1	$972	$299	$1,272

ANNUAL REPORT 2009      131

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$504	$5,446	$—	$5,950
Available-for-Sale securities:
Corporate debt securities	—	11,479	1,120	12,599
Residential mortgage backed securities	—	4,027	1,208	5,235
Commercial mortgage backed securities	—	2,730	3	2,733
Asset backed securities	—	736	222	958
State and municipal obligations	—	873	—	873
U.S. government and agencies obligations	32	239	—	271
Foreign government bonds and obligations	—	107	—	107
Common and preferred stocks	—	27	10	37
Other structured investments	—	—	50	50
Other debt obligations	—	10	—	10

Total Available-for-Sale securities	32	20,228	2,613	22,873
Trading securities	224	244	30	498
Separate account assets	—	44,746	—	44,746
Other assets	1	2,308	487	2,796

Total assets at fair value	$761	$72,972	$3,130	$76,863

Liabilities
Future policy benefits and claims	$—	$16	$1,832	$1,848
Customer deposits	—	5	—	5
Other liabilities	7	673	—	680

Total liabilities at fair value	$7	$694	$1,832	$2,533

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Total Gains (Losses) Included in			Purchases, Sales, Issuances and Settlements, Net
	Balance, January 1, 2009	Net Income		Other Comprehensive Income		Transfers In/(Out) of Level 3		Balance, December 31, 2009
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,120	$—		$196	$(3)	$(61)		$1,252
Residential mortgage backed securities	1,208	59		254	2,461	—		3,982
Commercial mortgage backed securities	3	—		8	61	—		72
Asset backed securities	222	14		16	212	(9)		455
Common and preferred stocks	10	12		(6)	(12)	—		4
Other structured investments	50	(1)		16	(7)	—		58

Total Available-for-Sale securities	2,613	84	(1)	484	2,712	(70	)(4)	5,823
Trading securities	30	(6	)(1)	2	(10)	—		16
Other assets	487	(41	)(2)	13	362	—		821
Future policy benefits and claims	(1,832)	1,611	(3)	—	(78)	—		(299)
(1)
Included in net investment income in the Consolidated Statements of Operations.
(2)
Represents a $37 million loss included in benefits, claims, losses and settlement expenses and a $4 million loss included in other revenues in the Consolidated Statements of Operations.
(3)
Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
(4)
Represents securities with a fair value of $79 million that were transferred to Level 2 as the fair value of the securities are now obtained from a nationally-recognized pricing service net of a security with a fair value of $9 million that was transferred to Level 3 as the fair value of the security is now based on broker quotes.

132      ANNUAL REPORT 2009

		Total Gains (Losses) Included in			Purchases, Sales, Issuances and Settlements, Net
	Balance, January 1, 2008	Net Loss		Other Comprehensive Loss		Transfers In/(Out) of Level 3		Balance, December 31, 2008
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,339	$(30)		$(153)	$(36)	$—		$1,120
Residential mortgage backed securities	1,267	(419)		(258)	79	539		1,208
Commercial mortgage backed securities	5	—		—	(2)	—		3
Asset backed securities	242	(18)		(37)	35	—		222
Common and preferred stocks	9	—		1	—	—		10
Other structured investments	46	1		19	(16)	—		50

Total Available-for-Sale securities	2,908	(466	)(1)	(428)	60	539	(4)	2,613
Trading securities	44	(2	)(1)	(11)	(1)	—		30
Other assets	629	76	(2)	(106)	(112)	—		487
Future policy benefits and claims	(158)	(1,611	)(3)	—	(63)	—		(1,832)
Other liabilities	—	(9	)(3)	—	9	—		—
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

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities held at December 31 for the year then ended:

	2009			2008
	Net Investment Income	Other Revenue	Benefits, Claims, Losses and Settlement Expenses	Net Investment Income	Other Revenue	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$—	$—	$—	$(29)	$—	$—
Residential mortgage backed securities	37	—	—	(419)	—	—
Commercial mortgage backed securities	—	—	—	—	—	—
Asset backed securities	8	—	—	(18)	—	—
Other structured investments	(2)	—	—	(5)	—	—

Total Available-for-Sale securities	43	—	—	(471)	—	—
Trading securities	—	—	—	(2)	—	—
Other assets	—	(10)	—	—	(69)	126
Future policy benefits and claims	—	—	1,582	—	—	(1,608)
Other liabilities	—	—	—	—	—	—

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

ANNUAL REPORT 2009      133

	December 31,
	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,663	$2,652	$2,887	$2,643
Policy loans	720	795	729	785
Receivables	1,387	1,055	1,178	903
Restricted and segregated cash	1,633	1,633	1,883	1,883
Other investments and assets	451	468	521	419
Financial Liabilities
Future policy benefits and claims	$15,540	$15,657	$13,116	$12,418
Investment certificate reserves	4,050	4,053	4,869	4,798
Banking and brokerage customer deposits	4,478	4,478	3,355	3,355
Separate account liabilities	4,268	4,268	3,345	3,345
Debt and other liabilities	2,365	2,407	2,246	1,835

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

Restricted and segregated cash

Restricted and segregated cash is generally set aside for specific business transactions and restrictions are specific to the Company and do not transfer to third party market participants, therefore, the carrying amount is a reasonable estimate of fair value. This includes amounts segregated under federal and other regulations at December 31, 2009.

Amounts segregated under federal and other regulations at December 31, 2008 reflect resale agreements and are measured at the cost at which the securities will be sold. This measurement is a reasonable estimate of fair value because of the short time between entering into the transaction and its expected realization and the reduced risk of credit loss due to pledging U.S. government-backed securities as collateral.

Other investments and assets

Other investments and assets primarily consist of syndicated loans. The fair value of syndicated loans is obtained from a nationally-recognized pricing service.

Future policy benefits and claims

The fair value of fixed annuities, in deferral status, is determined by discounting cash flows using a risk neutral discount rate with adjustments for profit margin, expense margin, early policy surrender behavior, a provision for adverse deviation from estimated early

134      ANNUAL REPORT 2009

policy surrender behavior, and the Company's nonperformance risk specific to these liabilities. The fair value of other liabilities including non-life contingent fixed annuities in payout status, equity indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts is determined in a similar manner.

Customer deposits

The fair value of investment certificate reserves is determined by discounting cash flows using discount rates that reflect current pricing for assets with similar terms and characteristics, with adjustments for early withdrawal behavior, penalty fees, expense margin and the Company's nonperformance risk specific to these liabilities.

Banking and brokerage customer deposits are liabilities with no defined maturities and fair value is the amount payable on demand at the reporting date.

Separate account liabilities

Certain separate account liabilities are classified as investment contracts and are carried at an amount equal to the related separate account assets. Carrying value is a reasonable estimate of the fair value as it represents the exit value as evidenced by withdrawal transactions between contractholders and the Company. A nonperformance adjustment is not included as the related separate account assets act as collateral for these liabilities and minimize nonperformance risk.

Debt and other liabilities

Debt fair value is based on quoted prices in active markets, when available. If quoted prices are not available fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques such as present value of cash flows.

19.  Retirement Plans and Profit Sharing Arrangements

Defined Benefit Plans

Pension Plans

The Company's United States employees are generally eligible for the Ameriprise Financial Retirement Plan (the "Retirement Plan"), a noncontributory defined benefit plan which is a qualified plan under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Funding of costs for the Retirement Plan complies with the applicable minimum funding requirements specified by ERISA and is held in a trust. The Retirement Plan is a cash balance plan by which the employees' accrued benefits are based on notional account balances, which are maintained for each individual. Each pay period these balances are credited with an amount equal to a percentage (determined by an employee's age plus service of 2.5% to 10%) of eligible compensation as defined by the Retirement Plan (which includes, but is not limited to, base pay, certain incentive pay and commissions, shift differential and overtime). Employees' balances are also credited with a fixed rate of interest that is updated each January 1 and is based on the average of the daily five-year U.S. Treasury Note yields for the previous October 1 through November 30, with a minimum crediting rate of 5%. Employees have the option to receive annuity payments or a lump sum payout at vested termination, retirement, death or disability. The Retirement Plan's year-end is September 30.

Effective March 1, 2010, the Retirement Plan will be amended to exclude continued credits for employee financial advisors. It will also amend the percentage that will be credited to eligible employees' accounts to be determined on service only and will range from 2.5% to 5% of eligible compensation. Non-financial advisor employees who were eligible for the Retirement Plan will be grandfathered at their 2010 rates until or unless the new schedule becomes more favorable. These plan changes are reflected in the obligations disclosed as of December 31, 2009.

In addition, the Company sponsors the Ameriprise Financial Supplemental Retirement Plan (the "SRP"), an unfunded non-qualified deferred compensation plan subject to Section 409A of the Internal Revenue Code. This plan is for certain highly compensated employees to replace the benefit that cannot be provided by the Retirement Plan due to Internal Revenue Service limits. The SRP generally parallels the Retirement Plan but offers different payment options.

Most employees outside the United States are covered by local retirement plans, some of which are funded, while other employees receive payments at the time of retirement or termination under applicable labor laws or agreements.

ANNUAL REPORT 2009      135

The components of the net periodic pension cost for all pension plans were as follows:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Service cost	$32	$34	$37
Interest cost	25	25	22
Expected return on plan assets	(22)	(22)	(21)
Amortization of prior service costs	(1)	(2)	(2)
Recognized net actuarial loss	—	—	1
Other	3	3	(2)

Net periodic pension benefit cost	$37	$38	$35

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets are amortized on a straight-line basis over the expected average remaining service period of active participants.

The following tables provide a reconciliation of the changes in the benefit obligation and fair value of assets for the pension plans:

	2009	2008
	(in millions)
Benefit obligation, January 1	$385	$372
Effect of eliminating early measurement date	—	7
Service cost	32	34
Interest cost	25	25
Plan amendments	(13)	—
Benefits paid	(6)	(6)
Actuarial (gain) loss	15	(14)
Curtailments	—	(1)
Settlements	(22)	(17)
Foreign currency rate changes	5	(15)

Benefit obligation, December 31	$421	$385

	2009	2008
	(in millions)
Fair value of plan assets, January 1	$200	$309
Effect of eliminating early measurement date	—	(2)
Actual return (loss) on plan assets	43	(88)
Employer contributions	36	21
Benefits paid	(6)	(6)
Settlements	(22)	(17)
Foreign currency rate changes	5	(18)

Fair value of plan assets, December 31	$256	$199

The following table provides the amounts recognized in the Consolidated Balance Sheets, which equal the funded status of the Company's pension plans:

	December 31,
	2009	2008
	(in millions)
Benefit liability	$(178)	$(190)
Benefit asset	13	4

Net amount recognized	$(165)	$(186)

136      ANNUAL REPORT 2009

The Company complies with the minimum funding requirements in all countries.

The amounts recognized in accumulated other comprehensive income (loss), net of tax, as of December 31, 2009 but not recognized as components of net periodic benefit cost included an unrecognized actuarial loss of $35 million and an unrecognized prior service credit of $7 million. The estimated amounts that will be amortized from accumulated other comprehensive income (loss), net of tax, into net periodic benefit cost in 2010 include a prior service credit of $1 million. As of December 31, 2009 and 2008, the total accumulated other comprehensive loss, net of tax, related to defined benefit plans was $20 million and $39 million, respectively.

The accumulated benefit obligation for all pension plans as of December 31, 2009 and 2008 was $378 million and $331 million, respectively. The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations that exceeded the fair value of plan assets were as follows:

	December 31,
	2009	2008
	(in millions)
Accumulated benefit obligation	$339	$302
Fair value of plan assets	193	158

The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations that exceeded the fair value of plan assets were as follows:

	December 31,
	2009	2008
	(in millions)
Projected benefit obligation	$371	$348
Fair value of plan assets	193	158

The weighted average assumptions used to determine benefit obligations for pension plans were as follows:

	2009	2008
Discount rates	5.28%	6.22%
Rates of increase in compensation levels	4.22	4.23

The weighted average assumptions used to determine net periodic benefit cost for pension plans were as follows:

	2009	2008	2007
Discount rates	6.22%	6.17%	5.74%
Rates of increase in compensation levels	4.23	4.22	4.14
Expected long term rates of return on assets	8.20	8.20	8.21

In developing the 2009, 2008 and 2007 expected long term rate of return on assets assumption, management evaluated input from an external consulting firm, including their projection of asset class return expectations and long term inflation assumptions. The Company also considered the historical returns on the plans' assets.

The Company's pension plans' assets are invested in an aggregate diversified portfolio to minimize the impact of any adverse or unexpected results from a security class on the entire portfolio. Diversification is interpreted to include diversification by asset type, performance and risk characteristics and number of investments. When appropriate and consistent with the objectives of the plans, derivative instruments may be used to mitigate risk or provide further diversification, subject to the investment policies of the plans. Asset classes and ranges considered appropriate for investment of the plans' assets are determined by each plan's investment committee. The target allocations are 70% equity securities, 20% debt securities and 10% all other types of investments, except for the assets in pooled pension funds which are 80% equity securities, 15% debt securities, and 5% all other types of investments. Actual allocations will generally be within 5% of these targets. At December 31, 2009, there were no holdings of any issuer greater than 10% of plan assets and the exposure to derivative instruments was not significant.

ANNUAL REPORT 2009      137

The fair value of the Company's pension plan assets at December 31, 2009 was as follows:

Asset Category	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. large cap stocks	$56	$—	$—	$56
U.S. small cap stocks	22	—	—	22
Non-U.S. large cap stocks	10	17	—	27
Emerging markets	13	11	—	24
Debt securities:
U.S. investment grade bonds	15	10	—	25
U.S. high yield bonds	—	11	—	11
Non-U.S. investment grade bonds	—	14	—	14
Private real estate investment trust	—	—	5	5
Pooled pension funds	—	63	—	63
Cash equivalents	9	—	—	9

Total	$125	$126	$5	$256

Equity securities are managed to track the performance of common market indices for both U.S. and non-U.S. securities, primarily across large cap, small cap and emerging market asset classes. Debt securities are managed to track the performance of common market indices for both U.S. and non-U.S. investment grade bonds as well as a pool of U.S. high yield bonds. The private real estate investment trust consists of a single trust which is managed to track the performance of a broad population of investment grade non-agricultural income producing properties. Pooled pension funds are managed to a return of 1.5% in excess of a common index of similar pooled pension funds on a rolling three year basis. Cash equivalents consist of holdings in a money market fund that seeks to equal the return of the three month Treasury bill.

The fair value of the private real estate investment trust is based primarily on the underlying cash flows of the properties within the trust which are significant unobservable inputs and classified as Level 3. The fair value of pooled pension funds and collective trust funds is based on the fund's NAV and classified as Level 2 as they trade in principal-to-principal markets. Equity securities and mutual funds traded in active markets are classified as Level 1. For debt securities and cash equivalents, the valuation techniques and classifications are consistent with those used for the Company's own investments as described in Note 18.

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

Asset Category	Private Real Estate Investment Trust
Balance at January 1, 2009	$7
Actual return on plan assets:
Relating to assets still held at the reporting date	(2)
Purchases, sales, and settlements, net	—

Balance at December 31, 2009	$5

The Company's retirement plans expect to make benefit payments to retirees as follows:

(in millions)
2010	$47
2011	41
2012	42
2013	44
2014	48
2015-2019	209

The Company expects to contribute $66 million to its pension plans in 2010.

138      ANNUAL REPORT 2009

Other Postretirement Benefits

The Company sponsors defined benefit postretirement plans that provide health care and life insurance to retired U.S. employees. Net periodic postretirement benefit costs were $2 million, $1 million and $2 million in 2009, 2008 and 2007, respectively.

The following table provides a reconciliation of the changes in the defined postretirement benefit plan obligation:

	2009	2008
	(in millions)
Benefit obligation, January 1	$28	$25
Effect of eliminating early measurement date	—	(1)
Interest cost	2	1
Benefits paid	(7)	(6)
Participant contributions	4	5
Plan amendments	(1)	2
Actuarial (gain) loss	(4)	2

Benefit obligation, December 31	$22	$28

The recognized liabilities for the Company's defined postretirement benefit plans are unfunded. At December 31, 2009 and 2008, the recognized liabilities were $22 million and $28 million, respectively. At December 31, 2009 and 2008, the funded status of the Company's postretirement benefit plans was equal to the net amount recognized in the Consolidated Balance Sheets.

The amounts recognized in accumulated other comprehensive income (loss), net of tax, as of December 31, 2009 but not recognized as components of net periodic benefit cost included an unrecognized actuarial gain of $6 million and an unrecognized prior service cost of $1 million. The estimated amount that will be amortized from accumulated other comprehensive income (loss), net of tax, into net periodic benefit cost in 2010 is approximately $1 million.

The weighted average assumptions used to determine benefit obligations for other postretirement benefits were as follows:

	2009	2008
Discount rates	5.50%	6.25%
Healthcare cost increase rates:
Following year	8.00	8.50
Decreasing to the year 2016	5.00	5.00

A one percentage-point change in the assumed healthcare cost trend rates would not have a material effect on the Company's postretirement benefit obligation or net periodic postretirement benefit costs.

The defined postretirement benefit plans expect to make benefit payments to retirees as follows:

(in millions)
2010	$2
2011	2
2012	2
2013	2
2014	2
2015-2019	9

The Company expects to contribute $2 million to its defined benefit postretirement plans in 2010.

Defined Contribution Plan

In addition to the plans described previously, Company employees are generally eligible to participate in the Ameriprise Financial 401(k) Plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to make contributions through payroll deductions up to IRS limits and invest their contributions in one or more of the 401(k) Plan investment options, which include the Ameriprise Financial Stock Fund. The Company matches 100% of the first 3% of base pay an employee contributes on a pretax basis each pay period. The Company may

ANNUAL REPORT 2009      139

also make annual discretionary variable match contributions, which are based primarily on the performance of the Company. Prior to May 2009, the Company also made contributions equal to 1% of base pay each pay period, which were automatically invested in the Ameriprise Financial Stock Fund. Effective March 1, 2010, the Company will no longer make a variable match and will modify its fixed match. The new fixed match will be 100% of the first 5% of eligible compensation an employee contributes on a pretax or Roth 401(k) basis for each annual period. The Company also expanded the definition of eligible compensation to be consistent with the Retirement Plan.

Under the 401(k) Plan, employees become eligible for contributions under the plan on the first pay period following 60 days of service. Effective March 1, 2010, employees will become eligible during the pay period they reach 60 days of service. For plan years beginning in 2007, fixed and variable match contributions and stock contributions vest on a five-year graded schedule of 20% per year of service. The Company's defined contribution plan expense was $16 million, $22 million and $33 million in 2009, 2008 and 2007, respectively.

Threadneedle Profit Sharing Arrangements

On an annual basis, Threadneedle employees are eligible for two profit sharing arrangements: (i) a profit sharing plan for all employees based on individual performance criteria, and (ii) an equity incentive plan ("EIP") for certain key personnel. Awards under the EIP were first made in April 2009; prior awards were made under the equity participation plan ("EPP").

This employee profit sharing plan provides for profit sharing of 30% based on an internally defined recurring pretax operating income measure for Threadneedle, which primarily includes pretax income related to investment management services and investment portfolio income excluding gains and losses on asset disposals, certain reorganization expenses, equity participation plan expenses and other non-recurring expenses. Compensation expense related to the employee profit sharing plan was $32 million, $49 million and $84 million in 2009, 2008 and 2007, respectively.

The EIP and EPP are cash award programs for certain key personnel who are granted awards based on a formula tied to Threadneedle's financial performance. The EIP provides for 100% vesting after three years, with required cash-out after six years. The EPP provides for 50% vesting after three years and 50% vesting after four years, with required cash-out after five years. All awards are settled in cash, based on a value as determined by an annual independent valuation of Threadneedle's fair market value. The value of the award is recognized as compensation expense evenly over the vesting periods. However, each year's EIP and EPP expense is adjusted to reflect Threadneedle's current valuation. Increases or decreases in the value of vested awards are recognized immediately. Increases or decreases in the value of unvested awards are recognized over the remaining vesting periods. Compensation expense (benefit) related to the EIP and the EPP was $(4) million, $15 million and $42 million for the years ended December 31, 2009, 2008 and 2007, respectively.

20.  Derivatives and Hedging Activities

Derivative instruments enable the Company to manage its exposure to various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity, foreign exchange and interest rate indices or prices. The Company primarily enters into derivative agreements for risk management purposes related to the Company's products and operations.

140      ANNUAL REPORT 2009

The Company uses derivatives as economic hedges and occasionally holds derivatives designated for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product at December 31, 2009:

Derivatives designated as hedging instruments	Balance Sheet Location	Asset	Balance Sheet Location	Liability
		(in millions)		(in millions)
Cash flow hedges
Interest on debt	Other assets	$19		$—
Derivatives not designated as hedging instruments
Interest rate contracts
GMWB and GMAB	Other assets	176	Other liabilities	280
Interest rate lock commitments	Other assets	1		—
Equity contracts
GMWB and GMAB	Other assets	437	Other liabilities	474
GMDB		—	Other liabilities	2
Equity indexed annuities	Other assets	2		—
Equity indexed annuities embedded derivatives		—	Future policy benefits and claims	9
Stock market certificates	Other assets	166	Other liabilities	141
Stock market certificates embedded derivatives		—	Customer deposits	26
Seed money		—	Other liabilities	1
Other
GMWB and GMAB embedded derivatives(1)		—	Future policy benefits and claims	299

Total non-designated		782		1,232

Total derivatives		$801		$1,232

(1)
The fair values of GMWB and GMAB embedded derivatives fluctuate primarily based on changes in equity, interest rate and credit markets.

See Note 18 for additional information regarding the Company's fair value measurement of derivative instruments.

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the year ended December 31, 2009:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		(in millions)
Interest rate contracts
GMWB and GMAB	Benefits, claims, losses and settlement expenses	$(435)
Interest rate lock commitments	Other revenues	—
Equity contracts
GMWB and GMAB	Benefits, claims, losses and settlement expenses	(1,310)
GMDB	Benefits, claims, losses and settlement expenses	(10)
Equity indexed annuities	Interest credited to fixed accounts	4
Equity indexed annuities embedded derivatives	Interest credited to fixed accounts	7
Stock market certificates	Banking and deposit interest expense	15
Stock market certificates embedded derivatives	Banking and deposit interest expense	(21)
Seed money	Net investment income	(14)
Other
GMWB and GMAB embedded derivatives	Benefits, claims, losses and settlement expenses	1,533

Total		$(231)

ANNUAL REPORT 2009      141

The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate and foreign currency exchange rate risk related to various products and transactions of the Company.

The majority of the Company's annuity contracts contain GMDB provisions, which may result in a death benefit payable that exceeds the contract accumulation value when market values of customers' accounts decline. Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of considerations received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions using various equity futures, equity options, total return swaps, interest rate swaptions and interest rate swaps. In the third quarter of 2009, the Company entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written previously in 2009. At December 31, 2009, the gross notional amount of these contracts was $38.7 billion and $77 million for the Company's GMWB and GMAB provisions and GMDB provisions, respectively. The premium associated with certain of the above options is paid or received semi-annually over the life of the option contract.

The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2010	$189	$5
2011	181	4
2012	160	3
2013	143	2
2014	118	1
2015-2024	410	4

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

Equity indexed annuities and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to equity indexed annuities and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and occasionally enters into futures contracts. The gross notional amount of these derivative contracts was $1.6 billion at December 31, 2009.

The Company enters into forward contracts, futures and total return swaps to manage its exposure to price risk arising from seed money investments made in proprietary mutual funds. The gross notional amount of these contracts was $191 million at December 31, 2009.

The Company enters into foreign currency forward contracts to hedge its exposure to certain receivables and obligations denominated in non-functional currencies. The gross notional amount of these contracts was $7 million at December 31, 2009.

Embedded Derivatives

Certain annuities contain non-life contingent GMWB and GMAB provisions, which are considered embedded derivatives. In addition, the equity component of the equity indexed annuity and stock market investment certificate product obligations are also considered embedded derivatives. As captured in the tables above, embedded derivatives are bifurcated from their host contracts and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. As noted above, the Company uses derivatives to mitigate the financial statement impact of these embedded derivatives.

Cash Flow Hedges

The Company has designated and accounts for the following as cash flow hedges: (i) interest rate swaps to hedge interest rate exposure on debt, (ii) interest rate lock agreements to hedge interest rate exposure on future debt issuances and (iii) swaptions used to hedge the risk of increasing interest rates on forecasted fixed premium product sales. The Company records amounts in accumulated other comprehensive income (loss) related to gains and losses associated with the effective portion of designated cash flow hedges. The Company reclassifies these amounts into income as the forecasted transactions impact earnings.

142      ANNUAL REPORT 2009

In November 2005, the Company terminated its swap agreements and recorded a gain in accumulated other comprehensive income (loss). The gain on the swaps is being amortized as a reduction to interest expense over the period that the forecasted cash flows are expected to occur. As of January 2007, the Company removed the hedge designation from its swaptions due to the hedge relationship no longer being highly effective. Amounts previously recorded in accumulated other comprehensive income (loss) will be reclassified into earnings as the originally forecasted transactions occur. The following table shows the impact of the effective portion of the Company's cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity for the year ended December 31, 2009:

Derivatives designated as hedging instruments	Amount of Gain Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	(in millions)		(in millions)
Cash flow hedges
Interest on debt	$19	Interest and debt expense	$8
Fixed annuity products	—	Net investment income	(6)

Total	$19	Total	$2

The following is a summary of unrealized derivatives gains (losses) included in accumulated other comprehensive income (loss) related to cash flow hedges:

	2009	2008	2007
	(in millions)
Net unrealized derivatives losses at January 1	$(8)	$(6)	$(1)
Holding gains (losses)	19	—	(1)
Reclassification of realized gains	(2)	(3)	(6)
Income tax provision (benefit)	(6)	1	2

Net unrealized derivatives gains (losses) at December 31	$3	$(8)	$(6)

At December 31, 2009, the Company expects to reclassify $2 million of net pretax gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months. The $2 million net pretax gain is made up of an $8 million deferred gain related to interest rate swaps that will be recorded as a reduction to interest and debt expense, partially offset by a $6 million deferred loss related to interest rate swaptions that will be recorded in net investment income. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized in earnings immediately. No hedge relationships were discontinued during the years ended December 31, 2009, 2008 and 2007 due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the years ended December 31, 2009 and 2008, there were no amounts recognized in earnings on derivative transactions that were ineffective. For the year ended December 31, 2007, the Company recognized $2 million in net investment income related to ineffectiveness on its swaptions.

Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 26 years and relates to forecasted debt interest payments.

Credit Risk

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements wherever practical. As of December 31, 2009, the Company held $103 million in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral the Company is obligated to return to counterparties. As of December 31, 2009, the Company had accepted additional collateral consisting of various securities with a fair market value of $22 million, which are not reflected on the Consolidated Balance Sheets. As of December 31, 2009, the Company's maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $83 million.

ANNUAL REPORT 2009      143

Certain of the Company's derivative instruments contain provisions that adjust the level of collateral the Company is required to post based on the Company's debt rating (or based on the financial strength of the Company's life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company's derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company's debt does not maintain a specific credit rating (generally an investment grade rating) or the Company's life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company's counterparty could require immediate settlement of any net liability position. At December 31, 2009, the aggregate fair value of all derivative instruments containing such credit risk features was $297 million. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2009 was $269 million. If the credit risk features of derivative contracts that were in a net liability position at December 31, 2009 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been $28 million.

21.  Income Taxes

The components of income tax provision (benefit) were as follows:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Current income tax:
Federal	$199	$50	$137
State and local	4	9	(5)
Foreign	4	17	45

Total current income tax	207	76	177

Deferred income tax:
Federal	(13)	(376)	34
State and local	(7)	(22)	—
Foreign	(4)	(11)	(9)

Total deferred income tax	(24)	(409)	25

Total income tax provision (benefit)	$183	$(333)	$202

The geographic sources of pretax income (loss) were as follows:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
United States	$883	$(444)	$888
Foreign	37	19	120

Total	$920	$(425)	$1,008

144      ANNUAL REPORT 2009

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% were as follows:

	Years Ended December 31,
	2009	2008	2007
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Changes in taxes resulting from:
Dividend exclusion	(7.6)	15.5	(5.2)
Tax-exempt interest income	(1.7)	3.2	(1.3)
Tax credits	(3.3)	12.0	(6.6)
State taxes, net of federal benefit	(0.5)	1.9	(0.3)
Net income (loss) attributable to noncontrolling interests	(0.6)	(4.4)	0.1
Other, net	(1.4)	15.2	(1.7)

Income tax provision	19.9%	78.4%	20.0%

The Company's effective tax rate decreased to 19.9% in 2009 from 78.4% in 2008, primarily due to a pretax loss in relation to a net tax benefit for 2008 compared to pretax income for 2009. The Company's effective tax rate for 2008 included $79 million in tax benefits related to changes in the status of current audits and closed audits, tax planning initiatives, and the finalization of prior year tax returns. The Company's effective tax rate for 2007 included a $16 million tax benefit related to the finalization of certain income tax audits and a $19 million tax benefit related to the Company's plan to begin repatriating earnings of certain Threadneedle entities through dividends.

Accumulated earnings of certain foreign subsidiaries, which totaled $117 million at December 31, 2009, are intended to be permanently reinvested outside the United States. Accordingly, U.S. federal taxes, which would have aggregated $13 million, have not been provided on those earnings.

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. The significant components of the Company's deferred income tax assets and liabilities, which are included net within other assets on the Consolidated Balance Sheets, were as follows:

	December 31,
	2009	2008
	(in millions)
Deferred income tax assets:
Liabilities for future policy benefits and claims	$1,412	$1,744
Investment impairments and write-downs	150	329
Deferred compensation	258	210
Unearned revenues	36	27
Net unrealized losses on Available-for-Sale securities	—	545
Accrued liabilities	28	64
Investment related	41	—
Net operating loss and tax credit carryforwards	225	222
Other	163	132

Gross deferred income tax assets	2,313	3,273

Deferred income tax liabilities:
Deferred acquisition costs	1,306	1,226
Deferred sales inducement costs	193	181
Investment related	—	616
Net unrealized gains on Available-for-Sale securities	144	—
Depreciation expense	130	155
Intangible assets	69	13
Other	88	78

Gross deferred income tax liabilities	1,930	2,269

Net deferred income tax assets	$383	$1,004

ANNUAL REPORT 2009      145

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of the Company's tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2009 and 2008.

Included in the Company's deferred income tax assets are tax benefits related to net operating loss carryforwards of $59 million which will expire beginning December 31, 2025 as well as tax credit carryforwards of $166 million which will expire beginning December 31, 2025.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2009 is as follows:

	2009	2008	2007
	(in millions)
Balance at January 1	$(56)	$164	$113
Additions (reductions) based on tax positions related to the current year	1	(164)	42
Additions for tax positions of prior years	45	64	56
Reductions for tax positions of prior years	(23)	(120)	(45)
Settlements	—	—	(2)

Balance at December 31	$(33)	$(56)	$164

If recognized, approximately $81 million, $62 million and $84 million, net of federal tax benefits, of the unrecognized tax benefits as of December 31, 2009, 2008 and 2007, respectively, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized $1 million in interest and penalties for the year ended December 31, 2009 and a net reduction of $25 million and $4 million in interest and penalties for the years ended December 31, 2008 and 2007, respectively. At December 31, 2009 and 2008, the Company had a receivable of $12 million and $13 million, respectively, related to accrued interest and penalties.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. However, there are a number of open audits and quantification of a range cannot be made at this time.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1997. The Internal Revenue Service ("IRS"), as part of the overall examination of the American Express Company consolidated return, completed its field examination of the Company's U.S. income tax returns for 1997 through 2002 during 2008 and completed its field examination of 2003 through 2004 in the third quarter of 2009. However, for federal income tax purposes these years continue to remain open as a consequence of certain issues under appeal. In the fourth quarter of 2008, the IRS commenced an examination of the Company's U.S. income tax returns for 2005 through 2007, which is expected to be completed in 2010. The Company's or certain of its subsidiaries' state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2006.

On September 25, 2007, the IRS issued Revenue Ruling 2007-61 in which it announced that it intends to issue regulations with respect to certain computational aspects of the Dividends Received Deduction ("DRD") related to separate account assets held in connection with variable contracts of life insurance companies. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the

146      ANNUAL REPORT 2009

IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time, but they may result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is likely that any such regulations would apply prospectively only. Additionally, included in the Administration's 2011 Revenue Proposals is a provision to modify the DRD for life insurance companies separate accounts, which if enacted could significantly reduce the DRD tax benefits the Company receives, prospectively, beginning in 2011. For the year ended December 31, 2009, the Company recorded a benefit of approximately $62 million related to the current year's separate account DRD.

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

The items comprising other comprehensive income (loss) are presented net of the following income tax provision (benefit) amounts:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Net unrealized securities gains (losses)	$753	$(427)	$10
Net unrealized derivatives gains (losses)	6	(1)	(2)
Foreign currency translation adjustment	15	(4)	(1)
Defined benefit plans	10	(34)	15

Net income tax provision (benefit)	$784	$(466)	$22

22.  Commitments and Contingencies

The Company is committed to pay aggregate minimum rentals under noncancelable operating leases for office facilities and equipment in future years as follows:

(in millions)
2010	$91
2011	82
2012	71
2013	63
2014	58
Thereafter	253

Total	$618

For the years ended December 31, 2009, 2008 and 2007, operating lease expense was $103 million, $92 million and $93 million, respectively.

ANNUAL REPORT 2009      147

The following table presents the Company's funding commitments:

	December 31,
	2009	2008
	(in millions)
Commercial mortgage loan commitments	$50	$44
Consumer mortgage loan commitments	387	298
Consumer lines of credit	1,389	392

Total funding commitments	$1,826	$734

The Company's life and annuity products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2009, these guarantees range up to 5%. To the extent the yield on the Company's invested asset portfolio declines below its target spread plus the minimum guarantee, the Company's profitability would be negatively affected.

See Note 5 for information on commitments related to the Company's pending acquisition of Columbia.

Owing to conditions then-prevailing in the credit markets and the isolated defaults of unaffiliated structured investment vehicles held in the portfolios of money market funds advised by its RiverSource Investments LLC subsidiary (the "2a-7 Funds"), the Company closely monitored the net asset value of the 2a-7 Funds during 2008 and 2009 and, as circumstances have warranted from time to time injected capital to one or more of the 2a-7 Funds. Management believes that the market conditions which gave rise to those circumstances have significantly diminished. The Company has not provided a formal capital support agreement or net asset value guarantee to any of the 2a-7 Funds.

The Company and its subsidiaries are involved in the normal course of business in legal, regulatory and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of its activities as a diversified financial services firm. These include proceedings specific to the Company as well as proceedings generally applicable to business practices in the industries in which it operates. The Company can also be subject to litigation arising out of its general business activities, such as its investments, contracts, leases and employment relationships. Uncertain economic conditions heightened volatility in the financial markets, such as those which have been experienced from the latter part of 2007 through 2009, and significant regulatory reform proposals may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the financial services industry generally.

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company's businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination by, the SEC, FINRA, Office of Thrift Supervision ("OTS"), state insurance and securities regulators, state attorneys general and various other governmental and quasi-governmental authorities concerning the Company's business activities and practices, and the practices of the Company's financial advisors. Pending matters about which the Company has during recent periods received information requests include: sales and product or service features of, or disclosures pertaining to, mutual funds, annuities, equity and fixed income securities, insurance products, brokerage services, financial plans and other advice offerings; supervision of the Company's financial advisors; supervisory practices in connection with financial advisors' outside business activities; sales practices and supervision associated with the sale of fixed and variable annuities and non-exchange traded (or "private placement") securities; information security; the delivery of financial plans and the suitability of particular trading strategies, investments and product selection processes. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

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

148      ANNUAL REPORT 2009

Certain legal and regulatory proceedings are described below.

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona, and was later transferred to the United States District Court for the District of Minnesota. The plaintiffs alleged that they were investors in several of the Company's mutual funds and they purported to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940 (the '40 Act). The plaintiffs alleged that fees allegedly paid to the defendants by the funds for investment advisory and administrative services were excessive. Plaintiffs seek an order declaring that defendants have violated the '40 Act and awarding unspecified damages including excessive fees allegedly paid plus interest and other costs. On July 6, 2007, the Court granted the Company's motion for summary judgment, dismissing all claims with prejudice. Plaintiffs appealed the Court's decision, and on April 8, 2009, the U.S. Court of Appeals for the Eighth Circuit reversed the district court's decision, and remanded the case for further proceedings. The Company filed with the United States Supreme Court a Petition for Writ of Certiorari to review the judgment of the Court of Appeals in this case, and such review is expected to occur later this year after the Supreme Court issues its opinion in a similar excessive fee case now pending before it.

Relevant to market conditions since the latter part of 2007, a large client claimed a breach of certain contractual investment guidelines. In April 2009, the client presented a formal Request for Arbitration. The parties subsequently submitted to mediation and, in the fourth quarter of 2009, executed a definitive comprehensive settlement agreement. The Company does not anticipate any future provision in respect of this matter, and the Company's business relationship with the client is expected to continue for the foreseeable future because the client's investment mandate has been renewed and extended.

In July 2009, two issuers of private placement interests (Medical Capital Holdings, Inc./Medical Capital Corporation and affiliated corporations and Provident Shale Royalties, LLC and affiliated corporations) sold by the Company's subsidiary, SAI, were placed into receivership, which has resulted in the filing of several putative class action lawsuits and numerous arbitrations naming both SAI and Ameriprise Financial as well as related regulatory inquiries and actions. The class actions and arbitrations generally allege violations of state and/or federal securities laws in connection with SAI's sales of these private placement interests. The actions were commenced in September 2009 and thereafter, seek unspecified damages, and are still in their earliest procedural stages.

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

ANNUAL REPORT 2009      149

Certain property fund limited partnerships that the Company consolidates have floating rate revolving credit borrowings of $381 million as of December 31, 2009. Certain Threadneedle subsidiaries guarantee the repayment of outstanding borrowings up to the value of the assets of the partnerships. The debt is secured by the assets of the partnerships and there is no recourse to Ameriprise Financial.

24.  Earnings per Share Attributable to Ameriprise Financial Common Shareholders

The computations of basic and diluted earnings (loss) per share attributable to Ameriprise Financial common shareholders are as follows:

	Years Ended December 31,
	2009	2008		2007
	(in millions, except per share amounts)
Numerator:
Net income (loss) attributable to Ameriprise Financial	$722	$(38)		$814
Denominator:
Basic: Weighted-average common shares outstanding	242.2	222.3		236.2
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.2	2.6		3.7

Diluted: Weighted-average common shares outstanding	244.4	224.9		239.9
Earnings (loss) per share attributable to Ameriprise Financial common shareholders:
Basic	$2.98	$(0.17)		$3.45
Diluted	$2.95	$(0.17	) (1)	$3.39
(1)
Diluted shares used in this calculation represent basic shares due to the net loss. Using actual diluted shares would result in anti-dilution.

Basic weighted average common shares for the years ended December 31, 2009, 2008 and 2007 included 3.4 million, 2.1 million and 1.6 million, respectively, of vested, nonforfeitable restricted stock units and 4.6 million, 3.1 million and 3.5 million, respectively, of non-vested restricted stock awards and restricted stock units that are forfeitable but receive nonforfeitable dividends. Potentially dilutive securities include nonqualified stock options and other share-based awards.

25.  Shareholders' Equity

The Company has a share repurchase program in place to return excess capital to shareholders. Since September 2008 through the date of this report, the Company has suspended its stock repurchase program; as a result there were no share repurchases during the year ended December 31, 2009. During the years ended December 31, 2008 and 2007, the Company repurchased a total of 12.7 million and 15.9 million shares, respectively, of its common stock at an average price of $48.26 and $59.59, respectively. As of December 31, 2009, the Company had approximately $1.3 billion remaining under a share repurchase authorization.

The Company may also reacquire shares of its common stock under its 2005 ICP and 2008 Plan related to restricted stock awards. Restricted shares that are forfeited before the vesting period has lapsed are recorded as treasury shares. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations. These vested restricted shares reacquired by the Company and the Company's payment of the holders' income tax obligations are recorded as a treasury share purchase. The restricted shares forfeited and recorded as treasury shares under the 2005 ICP and 2008 Plan were 0.3 million shares in each of the years ended December 31, 2009, 2008 and 2007. For each of the years ended December 31, 2009, 2008 and 2007, the Company reacquired 0.5 million of its common stock through the surrender of restricted shares upon vesting and paid in the aggregate $11 million, $24 million and $29 million, respectively, related to the holders' income tax obligations on the vesting date.

In 2009, the Company issued and sold 36 million shares of its common stock. The proceeds of $869 million will be used for general corporate purposes, including the Company's pending acquisition of the long-term asset management business of Columbia, which is expected to close in the spring of 2010. See Note 5 for additional information on the Company's pending acquisition of Columbia. In 2008, the Company reissued 1.8 million treasury shares for restricted stock award grants and the issuance of shares vested under the P2 Deferral Plan and the Transition and Opportunity Bonus ("T&O Bonus") program. In 2005, the Company awarded bonuses to advisors

150      ANNUAL REPORT 2009

under the T&O Bonus program which were converted to 2.0 million share-based awards under the 2005 ICP. The awards had all been issued as of December 31, 2008.

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

The largest source of intersegment revenues and expenses is retail distribution services, where segments are charged transfer pricing rates that approximate arm's length market prices for distribution through the Advice & Wealth Management segment. The Advice & Wealth Management segment provides distribution services for affiliated and non-affiliated products and services. The Asset Management segment provides investment management services for the Company's owned assets and client assets, and accordingly charges investment and advisory management fees to the other segments.

All costs related to shared services are allocated to the segments based on a rate times volume or fixed basis.

The Advice & Wealth Management segment provides financial planning and advice, as well as full service brokerage and banking services, primarily to retail clients through the Company's financial advisors. The Company's affiliated financial advisors utilize a diversified selection of both affiliated and non-affiliated products to help clients meet their financial needs. A significant portion of revenues in this segment is fee-based, driven by the level of client assets, which is impacted by both market movements and net asset flows. The Company also earns net investment income on owned assets primarily from certificate and banking products. This segment earns revenues (distribution fees) for distributing non-affiliated products and earns intersegment revenues (distribution fees) for distributing the Company's affiliated products and services provided to its retail clients. Intersegment expenses for this segment include expenses for investment management services provided by the Asset Management segment.

The Asset Management segment provides investment advice and investment products to retail and institutional clients. RiverSource Investments predominantly provides U.S. domestic products and services and Threadneedle predominantly provides international investment products and services. U.S. domestic retail products are primarily distributed through the Advice & Wealth Management segment and also through unaffiliated advisors. International retail products are primarily distributed through third parties. Retail products include mutual funds, variable product funds underlying insurance and annuity separate accounts, separately managed accounts and collective funds. Asset Management products are also distributed directly to institutions through an institutional sales force. Institutional asset management products include traditional asset classes, separate accounts, collateralized loan obligations, hedge funds and property funds. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by both market movements and net asset flows. The asset management teams serving our Asset Management segment provide all intercompany asset management services for Ameriprise Financial, and the fees for all such services are reflected within the Asset Management segment results through intersegment allocations. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management, Annuities and Protection segments.

The Annuities segment provides variable and fixed annuity products of RiverSource Life companies to retail clients primarily distributed through the Company's affiliated financial advisors and to the retail clients of unaffiliated advisors through third-party distribution. Revenues for the Company's variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for the Company's fixed annuity products are primarily earned as net investment income on assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. The Company also earns net investment income on owned assets supporting reserves for immediate annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Intersegment revenues for this segment reflect fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource Variable Series Trust ("VST") Funds under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

ANNUAL REPORT 2009      151

The Protection segment offers a variety of protection products to address the protection and risk management needs of the Company's retail clients including life, disability income and property-casualty insurance. Life and disability income products are primarily distributed through the Company's branded advisors. The Company's property-casualty products are sold direct, primarily through affinity relationships. The Company issues insurance policies through its life insurance subsidiaries and the property casualty companies. The primary sources of revenues for this segment are premiums, fees, and charges that the Company receives to assume insurance-related risk. The Company earns net investment income on owned assets supporting insurance reserves and capital supporting the business. The Company also receives fees based on the level of assets supporting variable universal life separate account balances. This segment earns intersegment revenues from fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource VST Funds under the variable universal life contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

The Corporate & Other segment consists of net investment income on corporate level assets, including excess capital held in RiverSource Life and other unallocated equity and other revenues from various investments as well as unallocated corporate expenses. This segment also included non-recurring separation costs in 2007 associated with the Company's separation from American Express, the last of which was expensed in 2007.

The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany revenues and expenses, which are eliminated in consolidation. The Company evaluates the performance of each segment based on pretax income. The Company allocates certain non-recurring items, such as costs related to supporting RiverSource 2a-7 money market funds, expenses related to unaffiliated money market funds and restructuring charges for 2008, as well as separation costs for 2007, to the Corporate segment.

The following is a summary of assets by segment:

	December 31,
	2009	2008	2007
	(in millions)
Advice & Wealth Management	$11,098	$10,624	$8,148
Asset Management	7,054	5,363	6,662
Annuities	77,037	63,659	71,558
Protection	16,758	14,270	20,247
Corporate & Other	1,827	1,661	2,520

Total assets	$113,774	$95,577	$109,135

152      ANNUAL REPORT 2009

The following is a summary of segment operating results:

	Year Ended December 31, 2009
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Eliminations	Consolidated
	(in millions)
Revenue from external customers	$2,512	$1,332	$2,191	$1,910	$1	$—	$7,946
Intersegment revenue	837	44	74	62	2	(1,019)	—

Total revenues	3,349	1,376	2,265	1,972	3	(1,019)	7,946
Banking and deposit interest expense	133	8	—	1	1	(2)	141

Net revenues	3,216	1,368	2,265	1,971	2	(1,017)	7,805

Depreciation and amortization expense	36	50	28	91	9	—	214
All other expenses	3,214	1,243	1,589	1,384	258	(1,017)	6,671

Total expenses	3,250	1,293	1,617	1,475	267	(1,017)	6,885

Pretax income (loss)	$(34)	$75	$648	$496	$(265)	$—	920

Income tax provision							183

Net income							737
Less: Net income attributable to noncontrolling interests							15

Net income attributable to Ameriprise Financial							$722

	Year Ended December 31, 2008
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Eliminations	Consolidated
	(in millions)
Revenue from external customers	$2,402	$1,273	$1,513	$1,912	$(5)	$—	$7,095
Intersegment revenue	886	23	105	43	6	(1,063)	—

Total revenues	3,288	1,296	1,618	1,955	1	(1,063)	7,095
Banking and deposit interest expense	178	7	—	1	2	(9)	179

Net revenues	3,110	1,289	1,618	1,954	(1)	(1,054)	6,916

Depreciation and amortization expense	88	92	705	340	33	—	1,258
All other expenses	3,171	1,174	1,200	1,262	330	(1,054)	6,083

Total expenses	3,259	1,266	1,905	1,602	363	(1,054)	7,341

Pretax income (loss)	$(149)	$23	$(287)	$352	$(364)	$—	(425)

Income tax benefit							(333)

Net loss							(92)
Less: Net loss attributable to noncontrolling interests							(54)

Net loss attributable to Ameriprise Financial							$(38)

ANNUAL REPORT 2009      153

	Year Ended December 31, 2007
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Eliminations	Consolidated
	(in millions)
Revenue from external customers	$2,982	$1,753	$2,101	$1,893	$26	$—	$8,755
Intersegment revenue	1,057	29	105	47	4	(1,242)	—

Total revenues	4,039	1,782	2,206	1,940	30	(1,242)	8,755
Banking and deposit interest expense	230	20	—	1	6	(8)	249

Net revenues	3,809	1,762	2,206	1,939	24	(1,234)	8,506

Depreciation and amortization expense	69	90	381	206	34	—	780
All other expenses	3,455	1,373	1,402	1,248	474	(1,234)	6,718

Total expenses	3,524	1,463	1,783	1,454	508	(1,234)	7,498

Pretax income (loss)	$285	$299	$423	$485	$(484)	$—	1,008

Income tax provision							202

Net income							806
Less: Net loss attributable to noncontrolling interests							(8)

Net income attributable to Ameriprise Financial							$814

27.  Restructuring Charges

The Company announced a restructuring charge of $60 million in the fourth quarter of 2008 primarily through selective reductions in employee headcount largely in areas other than in the Company's client service operations. The liability balance was $7 million and $58 million as of December 31, 2009 and 2008, respectively.

154      ANNUAL REPORT 2009

28.  Quarterly Financial Data (Unaudited)

	2009				2008
	12/31	9/30	6/30	3/31	12/31		9/30		6/30	3/31
	(in millions, except per share data)
Net revenues(1)	$2,269	$1,946	$1,874	$1,716	$1,335		$1,626		$1,965	$1,990
Pretax income (loss)	331	340	115	134	(671)		(176)		232	190
Net income (loss)	274	260	87	116	(399)		(84)		205	186
Net income (loss) attributable to Ameriprise Financial	$237	$260	$95	$130	$(369)		$(70)		$210	$191
Earnings (loss) per share attributable to Ameriprise Financial common shareholders:
Basic	$0.92	$1.00	$0.41	$0.58	$(1.69)		$(0.32)		$0.94	$0.84
Diluted	$0.90	$1.00	$0.41	$0.58	$(1.69	)(2)	$(0.32	)(2)	$0.93	$0.82
Weighted average common shares outstanding:
Basic	258.9	258.7	228.8	222.3	218.5		219.1		223.2	228.4
Diluted	263.3	260.7	230.0	223.5	220.3		221.7		226.0	231.5
Cash dividends paid per common share	$0.17	$0.17	$0.17	$0.17	$0.17		$0.17		$0.15	$0.15
Common share price:
High	$40.00	$37.36	$31.16	$25.61	$39.48		$49.76		$56.17	$57.55
Low	$34.14	$21.60	$19.76	$13.50	$11.74		$32.03		$40.60	$45.65
(1)
Certain prior period amounts have been reclassified to conform to the current period's presentation.
(2)
Diluted shares used in this calculation represent basic shares due to the net loss. Using actual diluted shares would result in anti-dilution.

ANNUAL REPORT 2009      155

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2009.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America, and includes those policies and procedures that:

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

The Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on management's assessment and those criteria, we believe that, as of December 31, 2009, the Company's internal control over financial reporting is effective.

Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of the Company's internal control over financial reporting as of December 31, 2009.

156      ANNUAL REPORT 2009

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Ameriprise Financial, Inc.

We have audited Ameriprise Financial, Inc.'s (the Company's) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Ameriprise Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Ameriprise Financial, Inc., and our report dated February 23, 2010, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
February 23, 2010

ANNUAL REPORT 2009      157

 Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following portions of the Proxy Statement are incorporated herein by reference:

•
information included under the caption "Items to be Voted on by Shareholders — Item 1 — Election of Directors";
•
information included under the caption "Requirements, Including Deadlines, for Submission of Proxy Proposals, Nomination of Directors and Other Business of Shareholders";
•
information under the caption "Corporate Governance — Codes of Conduct";
•
information included under the caption "Corporate Governance — Membership on Board Committees";
•
information under the caption "Corporate Governance — Nominating and Governance Committee — Director Nomination Process";
•
information included under the caption "Corporate Governance — Audit Committee";
•
information included under the caption "Corporate Governance — Audit Committee Financial Experts"; and
•
information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

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

James M. Cracchiolo — Chairman and Chief Executive Officer

Mr. Cracchiolo (51) has been our Chairman and Chief Executive Officer since the Distribution in September 2005. Prior to that time, Mr. Cracchiolo was Chairman and Chief Executive Officer of AEFC since March 2001; President and Chief Executive Officer of AEFC since November 2000; and Group President, Global Financial Services of American Express since June 2000. He served as Chairman of American Express Bank Ltd. from September 2000 until April 2005 and served as President and Chief Executive Officer of Travel Related Services International from May 1998 through July 2003. He is also currently on the board of advisors of the March of Dimes.

Joseph E. Sweeney — President — Advice & Wealth Management, Products and Services

Mr. Sweeney (48) has been our President — Advice & Wealth Management, Products and Services since May 2009. Prior to that time, Mr. Sweeney served as President — Financial Planning, Products and Services. Prior to the Distribution, Mr. Sweeney served as Senior Vice President and General Manager of Banking, Brokerage and Managed Products of AEFC since April 2002. Prior thereto, he served as Senior Vice President and Head, Business Transformation, Global Financial Services of American Express from March 2001 until April 2002. Mr. Sweeney is currently on the board of directors of the Securities Industry and Financial Markets Association.

William F. Truscott — President — U.S. Asset Management, Annuities and Chief Investment Officer

Mr. Truscott (49) has been our President — U.S. Asset Management, Annuities and Chief Investment Officer since February 2008. Prior to that time, Mr. Truscott had served as our President — U.S. Asset Management and Chief Investment Officer since September 2005. Prior to the Distribution, Mr. Truscott served as Senior Vice President and Chief Investment Officer of AEFC, a position he held since he joined the company in September 2001.

158      ANNUAL REPORT 2009

Walter S. Berman — Executive Vice President and Chief Financial Officer

Mr. Berman (67) has been our Executive Vice President and Chief Financial Officer since September 2005. Prior to the Distribution, Mr. Berman served as Executive Vice President and Chief Financial Officer of AEFC, a position he held since January 2003. From April 2001 to January 2004, Mr. Berman served as Corporate Treasurer of American Express.

Kelli A. Hunter — Executive Vice President of Human Resources

Ms. Hunter (48) has been our Executive Vice President of Human Resources since September 2005. Prior to the Distribution, Ms. Hunter served as Executive Vice President of Human Resources of AEFC since joining our company in June 2005. Prior to joining AEFC, Ms. Hunter was Senior Vice President — Global Human Capital for Crown Castle International Corporation in Houston, Texas. Prior to that, she held a variety of senior level positions in human resources for Software Spectrum, Inc., Mary Kay, Inc., as well as Morgan Stanley Inc. and Bankers Trust New York Corporation.

John C. Junek — Executive Vice President and General Counsel

Mr. Junek (60) has been our Executive Vice President and General Counsel since September 2005. Prior to the Distribution, Mr. Junek served as Senior Vice President and General Counsel of AEFC since June 2000.

Glen Salow — Executive Vice President — Service Delivery and Technology

Mr. Salow (53) has been our Executive Vice President — Service Delivery and Technology since September 2005. Prior to the Distribution, Mr. Salow was Executive Vice President of Technologies and Operations of AEFC since May 2005 and was Executive Vice President and Chief Information Officer of American Express from March 2000 to May 2005.

Kim M. Sharan — President — Financial Planning, Retirement & Wealth Strategies and Chief Marketing Officer

Ms. Sharan (52) has been our President — Financial Planning, Retirement & Wealth Strategies and Chief Marketing Officer since June 2009. Prior to that time, Ms. Sharan served as Executive Vice President and Chief Marketing Officer. Prior to the Distribution, Ms. Sharan served as Senior Vice President and Chief Marketing Officer of AEFC since July 2004. Prior thereto, she served as Senior Vice President and Head of Strategic Planning of the Global Financial Services Division of American Express from October 2002 until July 2004. Prior to joining American Express, Ms. Sharan was Managing Director at Merrill Lynch in Tokyo, Japan, from February 2000 until September 2002.

Deirdre N. Davey — Executive Vice President — Corporate Communications and Community Relations

Ms. Davey (39) has been our Executive Vice President — Corporate Communications and Community Relations since February 2010. Previously, Ms. Davey served as Senior Vice President — Corporate Communications and Community Relations since February 2007 and as Vice President — Corporate Communications since May 2006. Prior thereto, Ms. Davey served as Vice President — Business Planning and Communications for our Chairman's Office, and prior to the Distribution, she served as Vice President — Business Planning and Communications for the Group President, Global Financial Services at American Express.

John R. Woerner — President — Insurance and Chief Strategy Officer

Mr. Woerner (41) has been our President — Insurance and Chief Strategy Officer since February 2008. Prior to his current role, he was Senior Vice President — Strategy and Business Development since September 2005. Prior to the Distribution, Mr. Woerner served as Senior Vice President — Strategic Planning and Business Development of AEFC since March 2005. Prior to joining us, Mr. Woerner was a Principal at McKinsey & Co., where he spent approximately ten years serving leading U.S. and European financial services firms, and co-led McKinsey's U.S. Asset Management Practice.

Donald E. Froude — President — The Personal Advisors Group

Mr. Froude (54) has been our President — The Personal Advisors Group since September 2008. Prior to joining us, Mr. Froude served as managing director and head of U.S. distribution for Legg Mason, Inc. since 2006. Prior to that, he served as President of Intermediary Distribution for Columbia Management, a division of Bank of America, from 2004 to 2006. Prior thereto, he was president and chief executive officer of Quick & Reilly.

ANNUAL REPORT 2009      159

David K. Stewart — Senior Vice President and Controller (Principal Accounting Officer)

Mr. Stewart (56) has been our Senior Vice President and Controller since September 2005. Prior to the Distribution, Mr. Stewart served as Vice President and Controller of AEFC and its subsidiaries since June 2002, when he joined American Express. Prior thereto, Mr. Stewart held various management and officer positions in accounting, financial reporting and treasury operations at Lutheran Brotherhood, now known as Thrivent Financial for Lutherans, where he was Vice President — Treasurer from 1997 until 2001.

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

Item 11. Executive Compensation.

The following portions of the Proxy Statement are incorporated herein by reference:

•
information under the caption "Corporate Governance — Compensation and Benefits Committee — Compensation Committee Interlocks and Insider Participation";
•
information included under the caption "Compensation of Executive Officers"; and
•
information included under the caption "Compensation of Directors."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) — shares
Plan category
Equity compensation plans approved by security holders	21,437,034	(1)	$34.97	13,947,613
Equity compensation plans not approved by security holders	6,687,070	(2)	24.00	8,329,040	(3)

Total	28,124,104		$34.55	22,276,653

(1)
Includes 1,063,156 share units subject to vesting per the terms of the applicable plan which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B.
(2)
Includes 5,877,080 share units subject to vesting per the terms of the applicable plans which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B. For additional information on the Company's equity compensation plans see Note 16 — Share-Based Compensation to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.. The non-shareholder approved plans consist of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, the Ameriprise Advisor Group Deferred Compensation Plan and the Amended Deferred Equity Program for Independent Financial Advisors.

160      ANNUAL REPORT 2009

(3)
Consists of 3,165,387 shares of common stock issuable under the terms of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, 2,885,408 shares of common stock issuable under the Ameriprise Advisor Group Deferred Compensation Plan, and 2,278,246 shares of common stock issuable under the Ameriprise Financial Deferred Equity Program for Independent Financial Advisors.

Information concerning the market for our common shares and our shareholders can be found in Part II, Item 5 of this Annual Report on Form 10-K. Price and dividend information concerning our common shares may be found in Note 28 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The information included under the caption "Ownership of Our Common Shares" in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the captions "Corporate Governance — Director Independence," "Corporate Governance — Categorical Standards of Director Independence," "Corporate Governance — Independence of Committee Members" and "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information set forth under the heading "Items to be Voted on by Shareholders — Item 5 — Ratification of Audit Committee's Selection of Independent Registered Public Accountants — Independent Registered Public Accountant Fees"; " — Services to Associated Organizations"; and " — Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants," in the Proxy Statement is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)
1.    Financial Statements:

    The information required herein has been provided in Item 8, which is incorporated herein by reference.

  2.
  Financial schedules required to be filed by Item 8 of this form, and by Item 15(b):

    Schedule I — Condensed Financial Information of Registrant (Parent Company Only)

    All other financial schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

  3.
  Exhibits:

    The list of exhibits required to be filed as exhibits to this report are listed on pages E-1 through E-2 hereof under "Exhibit Index," which is incorporated herein by reference.

ANNUAL REPORT 2009      161

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC. (Registrant)
Date: February 23, 2010	By	/s/ Walter S. Berman Walter S. Berman Executive Vice President and Chief Financial Officer

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

Date: February 23, 2010	By	/s/ James M. Cracchiolo James M. Cracchiolo Chairman and Chief Executive Officer (Principal Executive Officer and Director)
Date: February 23, 2010	By	/s/ Walter S. Berman Walter S. Berman Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 23, 2010	By	/s/ David K. Stewart David K. Stewart Senior Vice President and Controller (Principal Accounting Officer)
Date: February 23, 2010	By	/s/ Warren D. Knowlton Warren D. Knowlton Director

162      ANNUAL REPORT 2009

Date: February 23, 2010	By	/s/ W. Walker Lewis W. Walker Lewis Director
Date: February 23, 2010	By	/s/ Siri S. Marshall Siri S. Marshall Director
Date: February 23, 2010	By	/s/ Jeffrey Noddle Jeffrey Noddle Director
Date: February 23, 2010	By	/s/ H. Jay Sarles H. Jay Sarles Director
Date: February 23, 2010	By	/s/ Robert F. Sharpe, Jr. Robert F. Sharpe, Jr. Director
Date: February 23, 2010	By	/s/ William H. Turner William H. Turner Director

ANNUAL REPORT 2009      163

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ameriprise Financial, Inc.

We have audited the consolidated financial statements of Ameriprise Financial, Inc. as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated February 23, 2010 (included elsewhere in this Registration Statement). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Minneapolis, Minnesota
February 23, 2010

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

(Parent Company Only)

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Revenues
Management and financial advice fees	$53	$70	$85
Net investment income	7	43	27
Other revenues	68	62	9

Total revenues	128	175	121
Banking and deposit interest expense	1	2	6

Total net revenues	127	173	115

Expenses
Interest and debt expense	$127	$108	$112
Separation costs	—	—	75
General and administrative expense	271	323	262

Total expenses	398	431	449

Pretax loss before equity in earnings of subsidiaries	(271)	(258)	(334)
Income tax benefit	(114)	(154)	(142)

Loss before equity in earnings of subsidiaries	(157)	(104)	(192)
Equity in earnings of subsidiaries	879	66	1,006

Net income (loss)	$722	$(38)	$814

See Notes to Consolidated Financial Statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(Parent Company Only)

	December 31,
	2009	2008
	(in millions, except share data)
Assets
Cash and cash equivalents	$938	$734
Investments	93	91
Receivables	24	32
Due from subsidiaries	798	623
Land, buildings, equipment, and software, net of accumulated depreciation of $650 and $580, respectively	317	522
Investments in subsidiaries	9,251	6,601
Other assets	244	289

Total assets	$11,665	$8,892

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued expenses	$156	$164
Due to subsidiaries	44	179
Debt	1,862	1,957
Other liabilities	330	414

Total liabilities	2,392	2,714

Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 295,839,581 and 256,432,623, respectively)	3	3
Additional paid-in capital	5,748	4,688
Retained earnings	5,282	4,592
Treasury shares, at cost (40,744,090 and 39,921,924 shares, respectively)	(2,023)	(2,012)
Accumulated other comprehensive income (loss), net of tax, including amounts applicable to equity investments in subsidiaries:	263	(1,093)

Total shareholders' equity	9,273	6,178

Total liabilities and equity	$11,665	$8,892

See Notes to Consolidated Financial Statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

(Parent Company Only)

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Cash Flows from Operating Activities
Net income (loss)	$722	$(38)	$814
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries	(879)	(66)	(1,006)
Dividends received from subsidiaries	204	1,139	1,491
Other operating activities, primarily with subsidiaries	(75)	401	92

Net cash (used in) provided by operating activities	(28)	1,436	1,391

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	29	—	—
Maturities, sinking fund payments and calls	86	161	104
Purchases	(139)	(161)	(91)
Proceeds from sales of other investments	—	9	—
Purchase of other investments	—	(103)	—
Purchase of land, buildings, equipment and software	(29)	(24)	(92)
Contributions to subsidiaries	(233)	(638)	(40)
Return of capital from subsidiaries	60	—	67
Acquisitions, net of cash received	—	(316)	—
Repayment of loans from subsidiaries	1,400	2,076	192
Issuance of loans to subsidiaries	(1,599)	(2,262)	(359)
Other, net	8	41	6

Net cash used in investing activities	(417)	(1,217)	(213)

Cash Flows from Financing Activities
Repayments of debt	$(550)	$(43)	$—
Dividends paid to shareholders	(164)	(143)	(133)
Repurchase of common shares	(11)	(638)	(989)
Issuance of common stock, net of issuance costs	869	—	—
Issuance of debt, net of issuance costs	491	—	—
Exercise of stock options	6	9	37
Excess tax benefits from share-based compensation	12	29	37
Other, net	(4)	(1)	53

Net cash provided by (used in) financing activities	649	(787)	(995)

Net increase (decrease) in cash and cash equivalents	204	(568)	183
Cash and cash equivalents at beginning of year	734	1,302	1,119

Cash and cash equivalents at end of year	$938	$734	$1,302

Supplemental Disclosures:
Interest paid on debt	$132	$121	$121
Income taxes paid (received), net	4	(21)	6
Non-cash capital transactions to/(from) subsidiaries	331	211	(41)

See Notes to Consolidated Financial Statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company Only)

1.  Basis of Presentation

The accompanying Condensed Financial Statements include the accounts of Ameriprise Financial, Inc. (the"Registrant," "Ameriprise Financial" or "Parent Company") and, on an equity basis, its subsidiaries and affiliates. The financial statements have been prepared in accordance with U.S. GAAP and all adjustments made were of a normal, recurring nature. The financial information of the Parent Company should be read in conjunction with the Consolidated Financial Statements and Notes of Ameriprise Financial. Parent Company revenues and expenses, other than compensation and benefits and debt and interest expense, are primarily related to intercompany transactions with subsidiaries and affiliates. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Ameriprise Financial was formerly a wholly owned subsidiary of American Express. On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the "Separation") through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the separation of Ameriprise Financial and the distribution of the Ameriprise Financial common shares to American Express shareholders. Ameriprise Financial incurred significant non-recurring separation costs in 2007 as a result of the Separation. The separation from American Express was completed in 2007.

2.  Debt

All of the consolidated debt of Ameriprise Financial are borrowings of the Parent Company, except as indicated below.

•
At December 31, 2009 and 2008, the consolidated debt of Ameriprise Financial included $381 million and $64 million, respectively, of floating rate revolving credit borrowings. The floating rate revolving credit borrowings due 2013 and 2014 are non-recourse debt related to certain consolidated property funds. The debt will be extinguished with the cash flows from the sale of the investments held within the partnerships.

•
At both December 31, 2009 and 2008, the consolidated debt of Ameriprise Financial included $6 million of municipal bond inverse floater certificates that are non-recourse debt obligations of a consolidated structured entity.

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

4.  Guarantees

An unaffiliated third party is providing liquidity to clients of Securities America, Inc. ("SAI") registered representatives that have assets in the Reserve Primary Fund that have been blocked from redemption and frozen by the Reserve Fund since September 16, 2008. Ameriprise Financial has agreed to indemnify the unaffiliated third party up to $10 million until April 15, 2015, for costs incurred as a result of an arbitration or litigation initiated against the unaffiliated third party by clients of SAI registered representatives. In the event that a client defaults in the repayment of an advance, SAI has recourse to collect from the defaulting client.

Certain property fund limited partnerships that Ameriprise Financial consolidates have floating rate revolving credit borrowings of $381 million as of December 31, 2009. Certain Threadneedle Asset Management Holdings Sàrl subsidiaries guarantee the repayment of outstanding borrowings up to the value of the assets of the partnerships. The debt is secured by the assets of the partnerships and there is no recourse to Ameriprise Financial.

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

The following exhibits are filed as part of this Annual Report on Form 10-K. The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.2 through 10.18 are management contracts or compensatory plans or arrangements.

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
4.3
Indenture dated as of May 5, 2006, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4.A to the Registration Statement on Form S-3ASR, File No. 333-133860, filed on May 5, 2006).
4.4
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
10.3
Ameriprise Financial Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K, File No. 1-32525, filed on March 2, 2009).
10.4*	Ameriprise Financial Supplemental Retirement Plan, as amended and restated effective January 1, 2010.
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

E-1

10.7	Ameriprise Financial Form of Award Certificate — Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.8	Ameriprise Financial Form of Award Certificate — Restricted Stock Unit Award (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.9	Ameriprise Financial Form of Agreement — Cash Incentive Award (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.10	Ameriprise Financial Long-Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K, File No. 1-32525, filed on March 2, 2009).
10.11
Ameriprise Financial Deferred Share Plan for Outside Directors, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K, File No. 1-32525, filed on March 2, 2009).
10.12	CEO Security and Compensation Arrangements (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on October 31, 2005).
10.13*	Ameriprise Financial Senior Executive Severance Plan, as amended and restated effective December 10, 2009.
10.14	Restricted Stock Awards in lieu of Key Executive Life Insurance Program (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on November 18, 2005).
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
10.17	Ameriprise Financial 2008 Employment Incentive Equity Award Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, File No. 333-156075, filed on December 11, 2008).
10.18*	Ameriprise Advisor Group Deferred Compensation Plan, as amended and restated effective January 1, 2010.
10.19*
Credit Agreement, dated as of September 30, 2005, among Ameriprise Financial, Inc., the lenders listed therein, Wells Fargo Bank, National Association, Citibank, N.A., Bank of America, N.A., HSBC Bank USA, National Association, Wachovia Bank, National Association and Citigroup Global Markets, Inc.
10.20
Capital Support Agreement by and between Ameriprise Financial, Inc. and Ameriprise Certificate Company, dated as of March 2, 2009 (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K, File No. 1-32525, filed on March 2, 2009).
12*	Ratio of Earnings to Fixed Charges.
13*
Portions of the Ameriprise Financial, Inc. 2009 Annual Report to Shareholders, which, except for those sections incorporated herein by reference, are furnished solely for the information of the SEC and are not to be deemed "filed."
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
101*
The following materials from Ameriprise Financial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL: (i) Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007; (ii) Consolidated Balance Sheets at December 31, 2009 and 2008; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007; (iv) Consolidated Statements of Equity for the years ended December 31, 2009, 2008 and 2007; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

E-2