Form 10-Q
period 2010-03-31
AMERIPRISE FINANCIAL INC
filed 2010-05-04
CIK 820027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2010
Common Stock (par value $.01 per share)	257,513,353 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues
Management and financial advice fees	$774	$554
Distribution fees	391	311
Net investment income	590	418
Premiums	282	266
Other revenues	255	209
Total revenues	2,292	1,758
Banking and deposit interest expense	21	42
Total net revenues	2,271	1,716
Expenses
Distribution expenses	525	384
Interest credited to fixed accounts	228	205
Benefits, claims, losses and settlement expenses	354	100
Amortization of deferred acquisition costs	118	286
Interest and debt expense	64	26
General and administrative expense	621	581
Total expenses	1,910	1,582
Pretax income	361	134
Income tax provision	65	18
Net income	296	116
Less: Net income (loss) attributable to noncontrolling interests	82	(14)
Net income attributable to Ameriprise Financial	$214	$130
Earnings per share attributable to Ameriprise Financial common shareholders
Basic	$0.82	$0.58
Diluted	0.81	0.58
Weighted average common shares outstanding
Basic	260.8	222.3
Diluted	265.0	223.5
Cash dividends paid per common share	$0.17	$0.17
Supplemental Disclosures:
Net investment income:
Net investment income before impairment losses on securities	$620	$453
Total other-than-temporary impairment losses on securities	(32)	(25)
Portion of loss recognized in other comprehensive income	2	(10)
Net impairment losses recognized in net investment income	(30)	(35)
Net investment income	$590	$418

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Cash and cash equivalents	$4,816	$3,097
Investments	35,765	36,938
Separate account assets	60,326	58,129
Receivables	4,768	4,435
Deferred acquisition costs	4,243	4,334
Restricted and segregated cash	1,532	1,452
Other assets	4,011	4,290
Total assets before consolidated investment entities	115,461	112,675
Consolidated Investment Entities:
Cash	613	181
Investments, at fair value	5,349	36
Receivables (includes $39 and nil, respectively, at fair value)	80	49
Other assets, at fair value	874	833
Total assets of consolidated investment entities	6,916	1,099
Total assets	$122,377	$113,774
Liabilities and Equity
Liabilities:
Future policy benefits and claims	$30,866	$30,886
Separate account liabilities	60,326	58,129
Customer deposits	8,632	8,554
Debt	2,612	1,868
Accounts payable and accrued expenses	748	918
Other liabilities	2,743	3,093
Total liabilities before consolidated investment entities	105,927	103,448
Consolidated Investment Entities:
Debt (includes $5,144 and nil, respectively, at fair value)	5,502	381
Accounts payable and accrued expenses	17	28
Other liabilities (includes $214 and $30, respectively, at fair value)	231	41
Total liabilities of consolidated investment entities	5,750	450
Total liabilities	111,677	103,898
Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 298,578,896 and 295,839,581, respectively)	3	3
Additional paid-in capital	5,819	5,748
Retained earnings	5,451	5,282
Appropriated retained earnings of consolidated investment entities	508	—
Treasury shares, at cost (41,173,408 and 40,744,090 shares, respectively)	(2,038)	(2,023)
Accumulated other comprehensive income, net of tax	365	263
Total Ameriprise Financial, Inc. shareholders’ equity	10,108	9,273
Noncontrolling interests	592	603
Total equity	10,700	9,876
Total liabilities and equity	$122,377	$113,774

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$296	$116
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Capitalization of deferred acquisition and sales inducement costs	(119)	(229)
Amortization of deferred acquisition and sales inducement costs	130	335
Depreciation, amortization and accretion, net	22	56
Deferred income tax expense	437	82
Share-based compensation	39	40
Net realized investment gains	(32)	(51)
Other-than-temporary impairments and provision for loan losses	34	39
Net (income) loss attributable to noncontrolling interests	(82)	14
Changes in operating assets and liabilities before consolidated investment entities:
Restricted and segregated cash	127	82
Trading securities and equity method investments, net	5	(336)
Future policy benefits and claims, net	8	167
Receivables	(267)	303
Brokerage deposits	8	(151)
Accounts payable and accrued expenses	(161)	(172)
Derivatives collateral, net	(265)	(625)
Other, net	7	(229)
Changes in operating assets and liabilities of consolidated investment entities	(56)	(13)
Net cash provided by (used in) operating activities	131	(572)

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	1,539	1,285
Maturities, sinking fund payments and calls	1,842	1,207
Purchases	(2,523)	(4,561)
Proceeds from sales and maturities of commercial mortgage loans	62	52
Funding of commercial mortgage loans	(49)	(34)
Proceeds from sales of other investments	36	11
Purchase of other investments	(21)	(10)
Purchase of investments by consolidated investment entities	(405)	—
Proceeds from sales and maturities of investments by consolidated investment entities	454	—
Return of capital in investments of consolidated investment entities	1	—
Purchase of land, buildings, equipment and software	(21)	(15)
Change in policy and certificate loans, net	—	7
Change in consumer banking loans and credit card receivables, net	(75)	(15)
Other, net	(1)	4
Net cash provided by (used in) investing activities	839	(2,069)

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(in millions)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	$294	$980
Maturities, withdrawals and cash surrenders	(607)	(866)
Change in other banking deposits	384	271
Policyholder and contractholder account values:
Consideration received	430	2,417
Net transfers (to) from separate accounts	(39)	284
Surrenders and other benefits	(358)	(770)
Deferred premium options, net	(36)	61
Issuances of debt, net of issuance costs	744	—
Repayments of debt	—	(113)
Dividends paid to shareholders	(45)	(37)
Repurchase of common shares	(15)	(9)
Exercise of stock options	32	—
Excess tax benefits from share-based compensation	1	1
Borrowings of consolidated investment entities	—	9
Repayments of debt of consolidated investment entities	(1)	—
Noncontrolling interests investments in subsidiaries	1	1
Distributions to noncontrolling interests	(23)	(18)
Other, net	(3)	—
Net cash provided by financing activities	759	2,211

Effect of exchange rate changes on cash	(10)	(2)
Net increase (decrease) in cash and cash equivalents	1,719	(432)
Cash and cash equivalents at beginning of period	3,097	6,228
Cash and cash equivalents at end of period	$4,816	$5,796
Supplemental Disclosures:
Interest paid on debt before consolidated investment entities	$4	$3
Income taxes paid (received), net	154	(1)

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Three Months Ended March 31, 2010 and 2009

	Ameriprise Financial
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Appropriated Retained Earnings of Consolidated Investment Entities	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total
	(in millions, except share data)
Balances at January 1, 2009	216,510,699	$3	$4,688	$4,592	$—	$(2,012)	$(1,093)	$289	$6,467
Change in accounting principles, net of tax	—	—	—	132	—	—	(132)	—	—
Comprehensive income:
Net income (loss)	—	—	—	130	—	—	—	(14)	116
Other comprehensive income, net of tax:
Change in net unrealized securities losses	—	—	—	—	—	—	96	—	96
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	—	—	—	(3)	(5)	(8)
Total comprehensive income									202
Dividends paid to shareholders	—	—	—	(37)	—	—	—	—	(37)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(18)	(18)
Repurchase of common shares	(509,778)	—	—	—	—	(9)	—	—	(9)
Share-based compensation plans	3,136,459	—	31	—	—	—	—	—	31
Balances at March 31, 2009	219,137,380	$3	$4,719	$4,817	$—	$(2,021)	$(1,134)	$253	$6,637

Balances at January 1, 2010	255,095,491	$3	$5,748	$5,282	$—	$(2,023)	$263	$603	$9,876
Change in accounting principles	—	—	—	—	473	—	—	—	473
Comprehensive income:
Net income	—	—	—	214	—	—	—	82	296
Net income reclassified to appropriated retained earnings	—	—	—	—	35	—	—	(35)	—
Other comprehensive income, net of tax:
Change in net unrealized securities gains	—	—	—	—	—	—	164	—	164
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	(24)	—	(24)
Change in net unrealized derivatives losses	—	—	—	—	—	—	(7)	—	(7)
Foreign currency translation adjustment	—	—	—	—	—	—	(31)	(36)	(67)
Total comprehensive income									362
Dividends paid to shareholders	—	—	—	(45)	—	—	—	—	(45)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(23)	(23)
Repurchase of common shares	(429,318)	—	—	—	—	(15)	—	—	(15)
Share-based compensation plans	2,739,315	—	71	—	—	—	—	—	71
Balances at March 31, 2010	257,405,488	$3	$5,819	$5,451	$508	$(2,038)	$365	$592	$10,700

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

The accompanying Consolidated Financial Statements include the accounts of Ameriprise Financial, Inc., companies in which it directly or indirectly has a controlling financial interest and variable interest entities (“VIEs”) in which it is the primary beneficiary (collectively, the “Company”). The income or loss generated by consolidated entities which will not be realized by the Company’s shareholders is attributed to noncontrolling interests in the Consolidated Statements of Operations. Noncontrolling interests are the ownership interests in subsidiaries not attributable, directly or indirectly, to Ameriprise Financial, Inc. and are classified as equity within the Consolidated Balance Sheets. The Company excluding noncontrolling interests is defined as Ameriprise Financial. All material intercompany transactions and balances have been eliminated in consolidation. See Note 3 for additional information related to the consolidated VIEs.

The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature.

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications of prior year amounts have been made to conform to the current presentation. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2010.

The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued.

2.  Recent Accounting Pronouncements

Adoption of New Accounting Standards

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to the consolidation of VIEs. The standard amends the guidance on the determination of the primary beneficiary of a VIE from a quantitative model to a qualitative model and requires additional disclosures about an enterprise’s involvement in VIEs. Under the new qualitative model, the primary beneficiary must have both the power to direct the activities of the VIE and the obligation to absorb losses or the right to receive gains that could be potentially significant to the VIE. In February 2010, the FASB amended this guidance to defer application of the consolidation requirements for certain investment funds. The standards are effective for interim and annual reporting periods beginning after November 15, 2009. The Company adopted the standards effective January 1, 2010 and consolidated certain collateralized debt obligations (“CDOs”). As a result of the adoption, the Company recorded a cumulative effect increase of $473 million to appropriated retained earnings of consolidated investment entities, a $5.5 billion increase to assets and a $5.1 billion increase to liabilities. See Note 3 for additional information related to the application of the amended VIE consolidation model and the required disclosures.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Subsequent Events

In February 2010, the FASB amended the accounting standards related to the recognition and disclosure of subsequent events. The amendments remove the requirement to disclose the date through which subsequent events are evaluated for SEC filers. The standard is effective upon issuance and shall be applied prospectively. The Company adopted the standard in the first quarter of 2010. The adoption did not have any effect on the Company’s consolidated results of operations and financial condition.

Fair Value

In January 2010, the FASB updated the accounting standards related to disclosures on fair value measurements. The standard expands the current disclosure requirements to include additional detail about significant transfers between Levels 1 and 2 within the fair value hierarchy and presents activity in the rollforward of Level 3 activity on a gross basis. The standard also clarifies existing disclosure requirements related to the level of disaggregation to be used for assets and liabilities as well as disclosures on the inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the Level 3 rollforward, which are effective for interim and annual periods beginning after December 15, 2010. The Company adopted the standard in the first quarter of 2010, except for the additional disclosures related to the Level 3 rollforward, which the Company will adopt in the first quarter of 2011. The adoption did not have any effect on the Company’s consolidated results of operations and financial condition.

Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”)

In April 2009, the FASB updated the accounting standards for the recognition and presentation of other-than-temporary impairments. The standard amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income (loss) when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery of its cost basis. The standard requires separate presentation of both the credit and noncredit portions of other-than-temporary impairments on the financial statements and additional disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income (loss). The Company adopted the standard in the first quarter of 2009 and recorded a cumulative effect increase to the opening balance of retained earnings of $132 million, net of DAC and DSIC amortization, certain benefit reserves and income taxes, and a corresponding increase to accumulated other comprehensive loss, net of impacts to DAC and DSIC amortization, certain benefit reserves and income taxes. See Note 4 for the required disclosures.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3.  Consolidated Investment Entities

The Company provides asset management services to various CDOs and other investment products (collectively, “investment entities”), which are sponsored by the Company for the investment of client assets in the normal course of business. Certain of these investment entities are considered to be VIEs while others are considered to be voting rights entities (“VREs”). The Company consolidates certain of these investment entities.

Variable Interest Entities

A VIE is an entity that either has equity investors that lack certain essential characteristics of a controlling financial interest (including substantive voting rights, the obligation to absorb the entity’s losses, or the rights to receive the entity’s returns) or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE is required to be assessed for consolidation under two models:

•            If the VIE is a money market fund or is an investment company, or has the financial characteristics of an investment company, and the following is true:

(i)             the entity does not have an explicit or implicit obligation to fund the investment company’s losses; and

(ii)          the investment company is not a securitization entity, asset-backed financing entity, or an entity formally considered a qualifying special purpose entity,

then, the VIE will be consolidated  by the entity that determines it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. Examples of entities that are likely to be assessed for consolidation under this framework include hedge funds, property funds, private equity funds and venture capital funds.

•            If the VIE does not meet the criteria above, the VIE will be consolidated by the entity that determines it has both:

(i)             the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance; and

(ii)          the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company’s CDOs are generally assessed for consolidation under this framework.

When determining whether the Company stands to absorb the majority of the VIE’s expected losses or receive a majority of the VIE’s expected returns, it analyzes the design of the VIE to identify the variable interests it holds. Then the Company quantitatively determines whether its variable interests will absorb a majority of the VIE’s variability. If the Company determines it has control over the activities that most significantly impact the economic performance of the VIE and it will absorb a majority of the VIE’s expected variability, the Company consolidates the VIE. The calculation of variability is based on an analysis of projected probability-weighted cash flows based on the design of the particular VIE. When determining whether the Company has the power and the obligation to absorb losses or rights to receive benefits from the VIE that could potentially be significant, the Company qualitatively determines if its variable interests meet these criteria. If the Company consolidates a VIE under either scenario, it is referred to as the VIE’s primary beneficiary.

Investment Entities

Collateralized Debt Obligations

The Company provides collateral management services to CDOs which are considered VIEs. These CDOs are asset-backed financing entities collateralized by a pool of assets, primarily syndicated loans and, to a lesser extent, high-yield bonds. Multiple tranches of debt securities are issued by a CDO, offering investors various maturity and credit risk characteristics. The debt securities issued by the CDOs are non-recourse to the Company. The CDO’s debt holders have recourse only to the assets of the CDO. The assets the CDOs collateralize cannot be used by the Company. Scheduled debt payments are based on the performance of the CDO’s collateral pool. The Company generally earns management fees from the CDOs based on the par value of outstanding debt and, in certain instances, may also receive performance-based fees. In the normal course of business, the Company has invested in certain CDOs, generally taking an insignificant portion of the unrated, junior subordinated debt.

For certain of the CDOs, the Company has determined that consolidation is required as it has power over the CDOs and holds a variable interest in the CDOs for which the Company has the potential to receive significant benefits or the potential obligation to absorb significant losses. For other CDOs managed by the Company, the Company has determined that consolidation is not required as the Company does not hold a variable interest in the CDOs.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Other Investment Products

The Company provides investment advice and related services to private, pooled investment vehicles organized as limited partnerships, limited liability companies or foreign (non-U.S.) entities. Certain of these pooled investment vehicles are considered VIEs while others are VREs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The Company provides seed money occasionally to certain of these funds. For certain of the pooled investment vehicles, the Company has determined that consolidation is required as the Company stands to absorb a majority of the entity’s expected losses or receive a majority of the entity’s expected residual returns. For other VIE pooled investment vehicles, the Company has determined that consolidation is not required because the Company is not expected to absorb the majority of the expected losses or receive the majority of the expected residual returns. For the pooled investment vehicles which are VREs, the Company consolidates the structure when it has a controlling financial interest.

The Company also provides investment advisory, distribution and other services to three families of mutual funds: the RiverSource, Seligman and Threadneedle mutual fund families. The Company has determined that consolidation is not required for these mutual funds.

In addition, the Company may invest in structured investments including VIEs for which it is not the sponsor. These structured investments typically invest in fixed income instruments and are managed by third parties and include asset backed securities, commercial mortgage backed securities, and residential mortgage backed securities. The Company includes these investments in Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to its relative size, position in the capital structure of these entities, and the Company’s lack of power over the structures. See Note 4 for additional information about these structured investments.

The Company’s maximum exposure to loss as a result of its investment in structured investments is limited to its carrying value. The Company has no obligation to provide further financial or other support to these structured investments nor has the Company provided any support to these structured investments.

The following tables reflect the impact of consolidated investment entities on the Consolidated Balance Sheets as of March 31, 2010 and the Consolidated Statements of Operations for the three months ended March 31, 2010:

	Before Consolidation	Consolidated Investment Entities	Eliminations	Total
	(in millions)
Total assets	$115,553	$6,916	$(92)	$122,377

Total liabilities	105,927	5,750	—	111,677
Total Ameriprise Financial shareholders’ equity	9,626	574	(92)	10,108
Noncontrolling interests equity	—	592	—	592
Total liabilities and equity	$115,553	$6,916	$(92)	$122,377

	Before Consolidation	Consolidated Investment Entities	Eliminations	Total
	(in millions)
Total net revenues	$2,144	$136	$(9)	$2,271
Total expenses	1,865	54	(9)	1,910
Pretax income	279	82	—	361
Income tax provision	65	—	—	65
Net income	214	82	—	296
Net income attributable to noncontrolling interests	—	82	—	82
Net income attributable to Ameriprise Financial	$214	$—	$—	$214

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents the balances of assets and liabilities held by consolidated investment entities at March 31, 2010 measured at fair value on a recurring basis:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Corporate debt securities	$—	$420	$15	$435
Common stocks	—	32	—	32
Other structured investments	—	33	6	39
Syndicated loans	—	4,798	—	4,798
Trading securities	—	45	—	45
Total investments	—	5,328	21	5,349
Receivables	—	39	—	39
Other assets	—	4	870	874
Total assets at fair value	$—	$5,371	$891	$6,262
Liabilities
Debt	$—	$—	$5,144	$5,144
Other liabilities	—	214	—	214
Total liabilities at fair value	$—	$214	$5,144	$5,358

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Trading securities	$—	$36	$—	$36
Total investments	—	36	—	36
Other assets	—	2	831	833
Total assets at fair value	$—	$38	$831	$869
Liabilities
Other liabilities	$—	$30	$—	$30
Total liabilities at fair value	$—	$30	$—	$30

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31:

	2010							2009
	Corporate Debt Securities	Other Structured Investments	Other Assets			Debt		Other Assets
	(in millions)
Balance, January 1	$—	$—		$831		$—		$287
Cumulative effect of accounting change	15	5		—		(4,962)		—
Total gains (losses) included in:
Net income	—	2	(1)	55	(2)	(183	)(1)	(19	)(2)
Comprehensive income	—	—		(50)		—		(6)
Purchases, sales, issuances and settlements, net	—	(1)		34		1		—
Balance, March 31	$15	$6		$870		$(5,144)		$262

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in other revenues in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company has elected the fair value option within the consolidation standards issued June 2009 for the financial assets and liabilities of the consolidated CDOs. Management believes that the use of the fair value option eliminates certain timing differences and better matches the changes in fair value of assets and liabilities related to the CDOs.

For receivables, other assets and other liabilities of the consolidated CDOs, the carrying value approximates fair value as the nature of these assets and liabilities have historically been short term and the receivables have been collectible. The fair value of these assets and liabilities is classified as Level 2. The fair value of syndicated loans is obtained from nationally-recognized pricing services and is classified as Level 2. Other assets consist primarily of properties held in consolidated pooled investment vehicles managed by Threadneedle. The fair value of these properties is determined using discounted cash flows and market comparables.  Inputs into the valuation of these properties include: rental cash flows, current occupancy, historical vacancy rates, tenant history and assumptions regarding how quickly the property can be occupied and at what rental rates. Given the significance of the unobservable inputs to these measurements, these assets are classified as Level 3. The fair value of the CDO’s debt is valued using a discounted cash flow methodology. Inputs used to determine the expected cash flows include assumptions about default and recovery rates of the CDO’s underlying assets. Given the significance of the unobservable inputs to this fair value measurement, the CDO debt is classified as Level 3. Other liabilities consist primarily of short securities held in consolidated hedge funds. The fair value of these securities is obtained from nationally-recognized pricing services and is classified as Level 2. See Note 10 for a description of the Company’s determination of the fair value of investments.

The following table presents the fair value and unpaid principal balance of assets and liabilities carried at fair value under the fair value option as of March 31, 2010:

(in millions)
Syndicated loans
Unpaid principal balance	$5,221
Excess estimated unpaid principal over fair value	(423)
Fair value	$4,798

Fair value of loans more than 90 days past due	209
Fair value of loans in non-accrual status	184
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in non-accrual status or both	205
Debt
Unpaid principal balance	6,021
Excess estimated unpaid principal over fair value	(877)
Carrying value at estimated fair value	$5,144

Interest income from loans, bonds and structured investments is recorded based on contractual rates in net investment income. Gains and losses related to changes in the fair value of investments and gains and losses on sales of investments are recorded in net investment income. Interest expense on debt is recorded in interest and debt expense with gains and losses related to changes in the fair value of debt recorded in net investment income.

Total gains and losses recognized in net investment income from fair value changes of financial assets and liabilities for which the fair value option was elected was $28 million at March 31, 2010.  For syndicated loans and debt measured at fair value, the estimated amount of gains and losses included in earnings attributable to instrument-specific credit risk for the three months ended March 31, 2010 was $189 million and $(183) million, respectively. The instrument-specific credit risk gains were derived principally from the change in the observable or implied credit spread for these instruments. Credit spread is determined based on the market yield for these instruments less the applicable risk-free benchmark rate. The gains included in net investment income attributable to the narrowing of instrument-specific credit risk of debt is due to the overall tightening of credit spreads for higher yielding instruments.

Debt of the consolidated investment entities and the stated interest rates as of March 31, 2010 were as follows:

	Carrying Value	Stated Interest Rate
	(in millions)
Debt of consolidated CDOs due 2012-2021	$5,144	1.0%
Floating rate revolving credit borrowings due 2013	134	4.6
Floating rate revolving credit borrowings due 2014	186	5.9
Floating rate revolving credit borrowings due 2014	38	4.9
Total	$5,502

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The debt of the consolidated CDOs have both fixed and floating interest rates. The stated interest rate of the debt of consolidated CDOs is a weighted average rate based on the principal and stated interest rate according to the terms of each CDO structure, which range from 0% to 14.1%. The carrying value of the debt of the consolidated CDOs represents the fair value of the aggregate debt as of March 31, 2010. The carrying value of the floating rate revolving credit borrowings represent the outstanding principal amount of debt of certain consolidated pooled investment vehicles managed by Threadneedle. The fair value of this debt was $358 million as of March 31, 2010.

At March 31, 2010, future maturities of debt were as follows:

(in millions)
2011	$—
2012	32
2013	301
2014	224
2015	356
Thereafter	5,466
Total future maturities	$6,379

4.  Investments

The following is a summary of Ameriprise Financial investments:

	March 31, 2010	December 31, 2009
	(in millions)
Available-for-Sale securities, at fair value	$31,414	$32,546
Commercial mortgage loans, net	2,643	2,663
Trading securities	544	556
Policy loans	720	720
Other investments	444	453
Total	$35,765	$36,938

Available-for-Sale securities distributed by type were as follows:

	March 31, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI (1)
	(in millions)
Corporate debt securities	$14,693	$987	$(51)	$15,629	$16
Residential mortgage backed securities	7,502	255	(440)	7,317	(160)
Commercial mortgage backed securities	4,200	273	(6)	4,467	—
Asset backed securities	1,937	80	(49)	1,968	(17)
State and municipal obligations	1,608	28	(67)	1,569	—
U.S. government and agencies obligations	220	9	—	229	—
Foreign government bonds and obligations	93	15	—	108	—
Common and preferred stocks	53	2	(5)	50	—
Other debt obligations	77	—	—	77	—
Total	$30,383	$1,649	$(618)	$31,414	$(161)

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2009
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI (1)
	(in millions)
Corporate debt securities	$15,336	$894	$(107)	$16,123	$12
Residential mortgage backed securities	8,050	218	(498)	7,770	(152)
Commercial mortgage backed securities	4,437	196	(20)	4,613	—
Asset backed securities	1,984	72	(62)	1,994	(18)
State and municipal obligations	1,472	21	(76)	1,417	—
U.S. government and agencies obligations	379	9	(1)	387	—
Foreign government bonds and obligations	95	14	(1)	108	—
Common and preferred stocks	52	1	(10)	43	—
Other structured investments	22	36	—	58	21
Other debt obligations	33	—	—	33	—
Total	$31,860	$1,461	$(775)	$32,546	$(137)

(1) Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Income. Amount includes unrealized gains and losses on impaired securities subsequent to the impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

At March 31, 2010 and December 31, 2009, fixed maturity securities comprised approximately 88% of Ameriprise Financial investments. These securities were rated by Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”), except for approximately $1.2 billion of securities at March 31, 2010 and December 31, 2009, which were rated by the Company’s internal analysts using criteria similar to Moody’s, S&P and Fitch. Ratings on fixed maturity securities are presented using the median of ratings from Moody’s, S&P and Fitch. If only two of the ratings are available, the lower rating is used. A summary of fixed maturity securities by rating was as follows:

	March 31, 2010			December 31, 2009
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$12,217	$12,746	41%	$13,003	$13,396	41%
AA	1,567	1,586	5	1,616	1,601	5
A	4,455	4,626	15	4,778	4,910	15
BBB	10,001	10,679	34	10,261	10,802	33
Below investment grade	2,091	1,727	5	2,150	1,794	6
Total fixed maturities	$30,331	$31,364	100%	$31,808	$32,503	100%

At March 31, 2010 and December 31, 2009, approximately 33% and 34%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of shareholders’ equity.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2010
	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in millions, except number of securities)
Corporate debt securities	113	$717	$(10)	134	$979	$(41)	247	$1,696	$(51)
Residential mortgage backed securities	70	1,459	(35)	174	903	(405)	244	2,362	(440)
Commercial mortgage backed securities	11	68	(1)	19	178	(5)	30	246	(6)
Asset backed securities	12	136	(2)	37	187	(47)	49	323	(49)
State and municipal obligations	69	263	(6)	129	381	(61)	198	644	(67)
U.S. government and agencies obligations	4	94	—	—	—	—	4	94	—
Common and preferred stocks	3	—	—	3	45	(5)	6	45	(5)
Total	282	$2,737	$(54)	496	$2,673	$(564)	778	$5,410	$(618)

	December 31, 2009
	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in millions, except number of securities)
Corporate debt securities	139	$1,095	$(18)	193	$1,368	$(89)	332	$2,463	$(107)
Residential mortgage backed securities	80	1,566	(51)	172	904	(447)	252	2,470	(498)
Commercial mortgage backed securities	37	373	(4)	36	348	(16)	73	721	(20)
Asset backed securities	16	126	(3)	38	207	(59)	54	333	(62)
State and municipal obligations	64	318	(10)	135	389	(66)	199	707	(76)
U.S. government and agencies obligations	5	133	(1)	—	—	—	5	133	(1)
Foreign government bonds and obligations	—	—	—	2	4	(1)	2	4	(1)
Common and preferred stocks	2	—	—	3	39	(10)	5	39	(10)
Other structured investments	—	—	—	6	—	—	6	—	—
Total	343	$3,611	$(87)	585	$3,259	$(688)	928	$6,870	$(775)

As part of Ameriprise Financial’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to credit spreads. The primary driver of lower unrealized losses at March 31, 2010 was the tightening of credit spreads across sectors.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	2010	2009
	(in millions)
Beginning balance of credit losses on securities held as of January 1 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$263	$258
Additional amount related to credit losses for which an other-than-temporary impairment was not previously recognized	15	8
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	12	16
Ending balance of credit losses on securities held as of March 31 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$290	$282

The change in net unrealized securities gains (losses) in other comprehensive income includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities; and (iii) other items primarily consisting of adjustments in asset and liability balances, such as DAC, DSIC, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates. As a result of the adoption of a new accounting standard effective January 1, 2009, net unrealized investment gains (losses) arising during the period also include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period. Additionally, reclassification of (gains) losses included in net income contains noncredit other-than-temporary impairment losses that were previously unrealized, but have been recognized in current period net income due to their reclassification as credit losses.

The following table presents a rollforward of the net unrealized investment gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

				Accumulated Other
	Net			Comprehensive Income
	Unrealized			(Loss) Related to Net
	Investment		Deferred	Unrealized Investment
	Gains (Losses)		Income Tax	Gains (Losses)
	(in millions)
Balance at January 1, 2009	$(1,479)		$518	$(961)
Cumulative effect of accounting change	(211	)(1)	74	(137)
Net unrealized investment gains arising during the period	242		(85)	157
Reclassification of gains included in net income	(16)		6	(10)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(74)		26	(48)
Balance at March 31, 2009	$(1,538)		$539	$(999	)(2)

Balance at January 1, 2010	$474		$(164)	$310
Net unrealized investment gains arising during the period	342		(120)	222
Reclassification of gains included in net income	(2)		1	(1)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(125)		44	(81)
Balance at March 31, 2010	$689		$(239)	$450	(2)

(1) Amount represents the cumulative effect of adopting a new accounting standard on January 1, 2009.  See Note 2 for additional information on the adoption impact.

(2) At March 31, 2010 and 2009, Accumulated Other Comprehensive Income Related to Net Unrealized Investment Gains included $(84) million and $(134) million, respectively, of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, were as follows:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Gross realized gains from sales	$33	$52
Gross realized losses from sales	(1)	(1)
Other-than-temporary impairments related to credit	(30)	(35)

The $30 million of other-than-temporary impairments for the three months ended March 31, 2010 primarily related to credit losses on non-agency residential mortgage backed securities. The $35 million of other-than-temporary impairments in 2009 related to credit losses on non-agency residential mortgage backed securities, corporate debt securities primarily in the gaming industries and other structured investments.

Available-for-Sale securities by contractual maturity at March 31, 2010 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,602	$1,645
Due after one year through five years	6,316	6,616
Due after five years through 10 years	4,709	5,063
Due after 10 years	4,064	4,288
	16,691	17,612
Residential mortgage backed securities	7,502	7,317
Commercial mortgage backed securities	4,200	4,467
Asset backed securities	1,937	1,968
Common and preferred stocks	53	50
Total	$30,383	$31,414

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

Trading Securities

Net recognized gains related to trading securities held at March 31, 2010 and 2009 were $10 million and $4 million, respectively, for the three months then ended.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

5.  Deferred Acquisition Costs and Deferred Sales Inducement Costs

The balances of and changes in DAC were as follows:

	2010	2009
	(in millions)
Balance at January 1	$4,334	$4,383
Capitalization of acquisition costs	104	207
Amortization	(118)	(286)
Impact of change in net unrealized securities gains	(77)	(67)
Balance at March 31	$4,243	$4,237

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2010	2009
	(in millions)
Balance at January 1	$524	$518
Capitalization of sales inducement costs	15	22
Amortization	(12)	(49)
Impact of change in net unrealized securities gains	(13)	(14)
Balance at March 31	$514	$477

6.  Future Policy Benefits and Claims and Separate Account Liabilities

Future policy benefits and claims consisted of the following:

	March 31, 2010	December 31, 2009
	(in millions)
Fixed annuities	$16,571	$16,558
Equity indexed annuities (“EIA”) accumulated host values	141	159
EIA embedded derivatives	7	9
Variable annuities fixed sub-accounts	6,123	6,127
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	121	204
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	78	100
Other variable annuity guarantees	10	12
Total annuities	23,051	23,169
Variable universal life (“VUL”)/ universal life (“UL”) insurance	2,609	2,595
Other life, disability income and long term care insurance	4,678	4,619
Auto, home and other insurance	386	380
Policy claims and other policyholders’ funds	142	123
Total	$30,866	$30,886

Separate account liabilities consisted of the following:

	March 31, 2010	December 31, 2009
	(in millions)
Variable annuity variable sub-accounts	$50,921	$48,982
VUL insurance variable sub-accounts	5,446	5,239
Other insurance variable sub-accounts	45	46
Threadneedle investment liabilities	3,914	3,862
Total	$60,326	$58,129

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7.  Variable Annuity and Insurance Guarantees

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

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	March 31, 2010				December 31, 2009
Variable annuity guarantees by benefit type(1)	Total contract value	Contract value in separate accounts	Net amount at risk(2)	Weighted average attained age	Total contract value	Contract value in separate accounts	Net amount at risk(2)	Weighted average attained age
	(in millions, except age)
GMDB:
Return of premium	$32,513	$29,959	$614	62	$30,938	$28,415	$974	61
Five/six-year reset	13,998	11,325	691	62	13,919	11,223	929	61
One-year ratchet	7,284	6,620	666	63	7,081	6,400	873	63
Five-year ratchet	1,309	1,223	25	59	1,256	1,171	38	59
Other	565	535	84	67	549	516	95	67
Total — GMDB	$55,669	$49,662	$2,080	62	$53,743	$47,725	$2,909	61

GGU death benefit	$887	$806	$72	63	$853	$775	$70	63

GMIB	$631	$588	$110	63	$628	$582	$126	63

GMWB:
GMWB	$4,273	$4,141	$322	64	$4,196	$4,067	$454	64
GMWB for life	16,051	15,379	526	63	14,988	14,333	795	63
Total — GMWB	$20,324	$19,520	$848	63	$19,184	$18,400	$1,249	63

GMAB	$3,063	$2,986	$98	56	$2,926	$2,853	$153	56

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

Changes in additional liabilities were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Liability balance at January 1, 2009	$55	$12	$1,471	$367	$7
Incurred claims	23	1	(272)	(37)	2
Paid claims	(26)	—	—	—	—
Liability balance at March 31, 2009	$52	$13	$1,199	$330	$9

Liability balance at January 1, 2010	$6	$6	$204	$100	$15
Incurred claims	3	—	(83)	(22)	4
Paid claims	(5)	—	—	—	(2)
Liability balance at March 31, 2010	$4	$6	$121	$78	$17

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

8.  Customer Deposits

Customer deposits consisted of the following:

	March 31, 2010	December 31, 2009
	(in millions)
Fixed rate certificates	$2,834	$3,172
Stock market based certificates	863	852
Stock market embedded derivative reserve	22	26
Other	57	59
Less: accrued interest classified in other liabilities	(29)	(33)
Total investment certificate reserves	3,747	4,076
Brokerage deposits	1,902	1,894
Banking deposits	2,983	2,584
Total	$8,632	$8,554

9.  Debt

The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance			Stated Interest Rate
	March 31, 2010		December 31, 2009	March 31, 2010	December 31, 2009
	(in millions)
Senior notes due 2010	$340		$340	5.4%	5.4%
Senior notes due 2015	700	(1)	700	5.7	5.7
Senior notes due 2019	298	(1)	300	7.3	7.3
Senior notes due 2020	746	(1)	—	5.3	—
Senior notes due 2039	200		200	7.8	7.8
Junior subordinated notes due 2066	322		322	7.5	7.5
Municipal bond inverse floater certificates due 2021	6		6	0.3	0.3
Total	$2,612		$1,868

(1) Amounts include the fair value of associated fair value hedges on the Company’s long-term debt and any unamortized discounts.

On March 11, 2010, Ameriprise Financial issued $750 million aggregate principal amount of unsecured senior notes which mature on March 15, 2020, and incurred debt issuance costs of $6 million. Interest payments are due semi-annually in arrears on March 15 and September 15, commencing September 15, 2010.

During the first quarter of 2009, Ameriprise Financial extinguished $113 million aggregate principal amount of its junior subordinated notes due 2066 in open market transactions and recognized a gain of $50 million in other revenues.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

10.  Fair Values of Assets and Liabilities

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

Investments (Trading Securities and Available-for-Sale Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques. Level 1 securities include U.S. Treasuries and seed money in funds traded in active markets. Level 2 securities include agency mortgage backed securities, commercial mortgage backed securities, asset backed securities, municipal and corporate bonds, U.S. and foreign government and agency securities, and seed money and other investments in certain hedge funds. The fair value of these Level 2 securities is based on a market approach with prices obtained from nationally-recognized pricing services.  Observable inputs used to value these securities can include: reported trades, benchmark yields, issuer spreads and broker/dealer quotes.  Level 3 securities include non-agency residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, corporate bonds and seed money in property funds. The fair value of these Level 3 securities is typically based on a single broker quote, except for the valuation of non-agency residential mortgage backed securities, described in detail below.

While the Company believes the market for non-agency residential mortgage backed securities is still inactive, effective March 31, 2010, the Company returned to using prices from nationally-recognized pricing services to determine the fair value of certain non-agency residential mortgage backed securities because the difference between these prices and the results of the Company’s discounted cash flows was not significant.

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

Other Assets

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

Liabilities

Future Policy Benefits and Claims

The Company values the embedded derivative liability attributable to the provisions of certain variable annuity riders using internal valuation models. These models calculate fair value by discounting expected cash flows from benefits plus margins for profit, risk and expenses less embedded derivative fees. The projected cash flows used by these models include observable capital market assumptions (such as, market implied equity volatility and the LIBOR swap curve)  and incorporate significant unobservable inputs related to contractholder behavior assumptions (such as withdrawals and lapse rates) and margins for risk, profit and expenses that the Company believes an exit market participant would expect. The fair value of these embedded derivatives also reflects a current estimate of the Company’s nonperformance risk specific to these liabilities. Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3. The embedded derivative liability attributable to these provisions is recorded in future policy benefits and claims. The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its equity indexed annuities. The inputs to these calculations are primarily market observable and include interest rates, volatilities, and equity index levels. As a result, these measurements are classified as Level 2.

Customer Deposits

The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its stock market certificates. The inputs to these calculations are primarily market observable and include interest rates, volatilities, and equity index levels. As a result, these measurements are classified as Level 2.

Other Liabilities

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

Securities sold not yet purchased include highly liquid investments which are short-term in nature. Level 1 securities include U.S. Treasuries and securities traded in active markets. The remaining securities sold not yet purchased are measured using amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$83	$4,506	$—	$4,589
Available-for-Sale securities:
Corporate debt securities	—	14,371	1,258	15,629
Residential mortgage backed securities	—	3,432	3,885	7,317
Commercial mortgage backed securities	—	4,387	80	4,467
Asset backed securities	—	1,509	459	1,968
State and municipal obligations	—	1,569	—	1,569
U.S. government and agencies obligations	21	208	—	229
Foreign government bonds and obligations	—	108	—	108
Common and preferred stocks	—	46	4	50
Other debt obligations	—	77	—	77
Total Available-for-Sale securities	21	25,707	5,686	31,414
Trading securities:
Seed money	105	69	16	190
Investments segregated for regulatory purposes	2	313	—	315
Other	—	36	—	36
Total Trading securities	107	418	16	541
Separate account assets	—	60,326	—	60,326
Other assets:
Interest rate derivative contracts	—	169	—	169
Equity derivative contract	—	458	—	458
Other	2	2	—	4
Total Other assets	2	629	—	631
Total assets at fair value	$213	$91,586	$5,702	$97,501

Liabilities
Future policy benefits and claims:
EIA embedded derivatives	$—	$7	$—	$7
GMWB and GMAB embedded derivatives	—	—	193	193
Total Future policy benefits and claims	—	7	193	200
Customer deposits	—	22	—	22
Other liabilities:
Interest rate derivatives contacts	—	197	—	197
Equity derivative contracts	—	700	—	700
Other	1	4	—	5
Total Other liabilities	1	901	—	902
Total liabilities at fair value	$1	$930	$193	$924

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$57	$2,733	$—	$2,790
Available-for-Sale securities:
Corporate debt securities	—	14,871	1,252	16,123
Residential mortgage backed securities	—	3,788	3,982	7,770
Commercial mortgage backed securities	—	4,541	72	4,613
Asset backed securities	—	1,539	455	1,994
State and municipal obligations	—	1,417	—	1,417
U.S. government and agencies obligations	64	323	—	387
Foreign government bonds and obligations	—	108	—	108
Common and preferred stocks	—	39	4	43
Other structured investments	—	—	58	58
Other debt obligations	—	33	—	33
Total Available-for-Sale securities	64	26,659	5,823	32,546
Trading securities	101	436	16	553
Separate account assets	—	58,129	—	58,129
Other assets	1	815	—	816
Total assets at fair value	$223	$88,772	$5,839	$94,834

Liabilities
Future policy benefits and claims	$—	$9	$299	$308
Customer deposits	—	26	—	26
Other liabilities	1	937	—	938
Total liabilities at fair value	$1	$972	$299	$1,272

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

		Total Gains (Losses)			Purchases,
		Included in			Sales,
	Balance,			Other Com-	Issuances	Transfers	Balance,
	January 1,	Net		prehensive	and Settle-	In/(Out) of	March 31,
	2010	Income		Income	ments, Net	Level 3	2010
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,252	$—		$19	$(13)	$—	$1,258
Residential mortgage backed securities	3,982	(5)		76	(168)	—	3,885
Commercial mortgage backed securities	72	—		8	—	—	80
Asset backed securities	455	4		18	(18)	—	459
Common and preferred stocks	4	—		—	—	—	4
Other structured investments	58	1		5	(64)	—	—
Total Available-for-Sale securities	5,823	—	(1)	126	(263)	—	5,686

Trading securities	16	1	(1)	(1)	—	—	16
Future policy benefits and claims:
GMWB and GMAB embedded derivatives	(299)	134	(2)	—	(28)	—	(193)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

		Total Gains (Losses)			Purchases,
		Included in			Sales,
	Balance,			Other Com-	Issuances	Transfers		Balance,
	January 1,	Net		prehensive	and Settle-	In/(Out) of		March 31,
	2009	Income		Income	ments, Net	Level 3		2009
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,120	$—		$25	$(43)	$(14)		$1,088
Residential mortgage backed securities	1,208	(8)		6	1,528	—		2,734
Commercial mortgage backed securities	3	—		—	—	—		3
Asset backed securities	222	2		(6)	68	—		286
Common and preferred stocks	10	—		—	—	—		10
Other structured investments	50	(3)		(7)	(2)	—		38
Other debt obligations	—	—		—	5	—		5
Total Available-for-Sale securities	2,613	(9	)(1)	18	1,556	(14	)(3)	4,164

Trading securities	30	—		(1)	(4)	—		25
Other assets	199	(3	)(2)	—	(71)	—		125
Future policy benefits and claims	(1,832)	331	(2)	—	(15)	—		(1,516)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

(3) Represents a security transferred to Level 2 as the fair value is now obtained from a nationally-recognized pricing service. Previously, the fair value of the security was based on broker quotes.

The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred.

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities of Ameriprise Financial held at March 31 for the three months then ended:

	2010		2009
	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$—	$—	$—	$—
Residential mortgage backed securities	(6)	—	(8)	—
Commercial mortgage backed securities	—	—	—	—
Asset backed securities	4	—	2	—
Other structured investments	—	—	(3)	—
Total Available-for-Sale securities	(2)	—	(9)	—
Trading securities	—	—	—	—
Other assets	—	—	—	—
Future policy benefits and claims	—	132	—	322

During the reporting period, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table provides the carrying value and the estimated fair value of financial instruments that are not reported at fair value. All other financial instruments that are reported at fair value have been included above in the table with balances of assets and liabilities Ameriprise Financial measured at fair value on a recurring basis.

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)		(in millions)
Financial Assets
Commercial mortgage loans, net	$2,643	$2,666	$2,663	$2,652
Policy loans	720	768	720	795
Receivables	1,434	1,083	1,387	1,055
Restricted and segregated cash	1,532	1,532	1,633	1,633
Other investments and assets	420	458	451	468
Financial Liabilities
Future policy benefits and claims	$15,492	$15,413	$15,540	$15,657
Investment certificate reserves	3,725	3,726	4,050	4,053
Banking and brokerage customer deposits	4,885	4,885	4,478	4,478
Separate account liabilities	4,324	4,324	4,268	4,268
Debt and other liabilities	2,690	2,829	2,365	2,407

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

Amounts segregated under federal and other regulations may also reflect resale agreements and are measured at the cost at which the securities will be sold. This measurement is a reasonable estimate of fair value because of the short time between entering into the transaction and its expected realization and the reduced risk of credit loss due to pledging U.S. government-backed securities as collateral.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Other Investments and Assets

Other investments and assets primarily consist of syndicated loans. The fair value of syndicated loans is obtained from a nationally-recognized pricing service.

Future Policy Benefits and Claims

The fair value of fixed annuities, in deferral status, is determined by discounting cash flows using a risk neutral discount rate with adjustments for profit margin, expense margin, early policy surrender behavior, a provision for adverse deviation from estimated early policy surrender behavior, and the Company’s nonperformance risk specific to these liabilities. The fair value of other liabilities including non-life contingent fixed annuities in payout status, equity indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts is determined in a similar manner.

Customer Deposits

The fair value of investment certificate reserves is determined by discounting cash flows using discount rates that reflect current pricing for assets with similar terms and characteristics, with adjustments for early withdrawal behavior, penalty fees, expense margin and the Company’s nonperformance risk specific to these liabilities.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

11.  Derivatives and Hedging Activities of Ameriprise Financial

Derivative instruments enable the Company to manage its exposure to various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity, foreign exchange and interest rate indices or prices. The Company primarily enters into derivative agreements for risk management purposes related to the Company’s products and operations.

The Company uses derivatives as economic hedges and occasionally holds derivatives designated for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

	Balance	Asset		Balance	Liability
Derivatives designated	Sheet	March 31,	December 31,	Sheet	March 31,	December 31,
as hedging instruments	Location	2010	2009	Location	2010	2009
		(in millions)			(in millions)
Cash flow hedges
Interest on debt	Other assets	$—	$19		$—	$—

Fair value hedges
Fixed rate debt	Other assets	3	—	Other liabilities	2	—
Total qualifying hedges		3	19		2	—

Derivatives not designated as hedging instruments
Interest rate contracts
GMWB and GMAB	Other assets	166	176	Other liabilities	195	280
Interest rate lock commitments	Other assets	—	1		—	—
Equity contracts
GMWB and GMAB	Other assets	326	437	Other liabilities	589	474
GMDB		—	—	Other liabilities	2	2
Equity indexed annuities	Other assets	1	2		—	—
Equity indexed annuities embedded derivatives		—	—	Future policy benefits and claims	7	9
Stock market certificates	Other assets	131	166	Other liabilities	109	141
Stock market certificates embedded derivatives		—	—	Customer deposits	22	26
Seed money		—	—	Other liabilities	—	1
Foreign exchange contracts
Seed money	Other assets	1	—		—	—
Other
GMWB and GMAB embedded derivatives(1)		—	—	Future policy benefits and claims	193	299
Total non-designated		625	782		1,117	1,232

Total derivatives		$628	$801		$1,119	$1,232

(1) The fair values of GMWB and GMAB embedded derivatives fluctuate primarily based on changes in equity, interest rate and credit markets.

See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

		Amount of Gain (Loss) on
		Derivatives Recognized in Income
		Three Months	Three Months
Derivatives not designated as	Location of Gain (Loss) on	Ended	Ended
hedging instruments	Derivatives Recognized in Income	March 31, 2010	March 31, 2009
		(in millions)
Interest rate contracts
GMWB and GMAB	Benefits, claims, losses and settlement expenses	$26	$(123)
Equity contracts
GMWB and GMAB	Benefits, claims, losses and settlement expenses	(183)	61
GMDB	Benefits, claims, losses and settlement expenses	(3)	—
Equity indexed annuities	Interest credited to fixed accounts	1	(2)
Equity indexed annuities embedded derivatives	Interest credited to fixed accounts	2	1
Stock market certificates	Banking and deposit interest expense	3	(3)
Stock market certificates embedded derivatives	Banking and deposit interest expense	4	(2)
Seed money	Net investment income	(2)	10
Foreign exchange contracts
Seed money	General and administrative expense	2	3
Other
GMWB and GMAB embedded derivatives	Benefits, claims, losses and settlement expenses	106	316
Total		$(44)	$261

The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate and foreign currency exchange rate risk related to various products and transactions of the Company.

The majority of the Company’s annuity contracts contain GMDB provisions, which may result in a death benefit payable that exceeds the contract accumulation value when market values of customers’ accounts decline. Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of considerations received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions using various equity futures, equity options, total return swaps, interest rate swaptions and interest rate swaps. In 2009, the Company entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written previously in 2009. At March 31, 2010, the gross notional amount of these contracts was $36.5 billion and $78 million for the Company’s GMWB and GMAB provisions and GMDB provisions, respectively. At December 31, 2009, the gross notional amount of these contracts was $38.7 billion and $77 million for the Company’s GMWB and GMAB provisions and GMDB provisions, respectively. The premium associated with certain of the above options is paid or received semi-annually over the life of the option contract.

The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2010(1)	$166	$5
2011	204	4
2012	174	3
2013	151	2
2014	126	1
2015-2024	434	4

(1) 2010 amounts represent the amounts payable and receivable for the period from April 1, 2010 to December 31, 2010.

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Equity indexed annuities and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to equity indexed annuities and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and occasionally enters into futures contracts. The gross notional amount of these derivative contracts was $1.6 billion at March 31, 2010 and December 31, 2009.

The Company enters into forward contracts, futures and total return swaps to manage its exposure to price risk arising from seed money investments made in proprietary mutual funds. The gross notional amount of these contracts was $183 million and $191 million at March 31, 2010 and December 31, 2009, respectively.

The Company enters into foreign currency forward contracts to hedge its exposure to certain receivables and obligations denominated in non-functional currencies. The gross notional amount of these contracts was $5 million and $7 million at March 31, 2010 and December 31, 2009, respectively.

In the first quarter of 2010, the Company entered into a total return swap to hedge its exposure to equity price risk of Ameriprise Financial, Inc. common stock granted as part of its Deferred Equity Program for Independent Financial Advisors. As part of the contract, the Company expects to cash settle the difference between the value of a fixed number of shares at the contract date (which may be increased from time to time) and the value of those shares over an unwind period ending on December 31, 2010. The gross notional value of this contract was $31 million at March 31, 2010.

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

Cash Flow Hedges

The Company has designated and accounts for the following as cash flow hedges: (i) interest rate swaps to hedge interest rate exposure on debt, (ii) interest rate lock agreements to hedge interest rate exposure on debt issuances and (iii) swaptions used to hedge the risk of increasing interest rates on forecasted fixed premium product sales. The Company records amounts in accumulated other comprehensive income related to gains and losses associated with the effective portion of designated cash flow hedges. The Company reclassifies these amounts into income as the forecasted transactions impact earnings.

In November 2005, the Company terminated its swap agreements and recorded a gain in accumulated other comprehensive income. The gain on the swaps is being amortized as a reduction to interest expense over the period that the forecasted cash flows are expected to occur. As of January 2007, the Company removed the hedge designation from its swaptions due to the hedge relationship no longer being highly effective. Amounts previously recorded in accumulated other comprehensive income will be reclassified into earnings as the originally forecasted transactions occur. In March 2010, the Company terminated its rate lock agreement and recorded a gain in accumulated other comprehensive income. The gain on the rate lock is being amortized as a reduction in interest expense over the period that the forecasted cash flows are expected to occur. The following table shows the impact of the effective portion of the Company’s cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity for the periods ended March 31, 2010 and 2009:

	Amount of Loss Recognized			Amount of Gain (Loss) Reclassified
	in Other Comprehensive			from Accumulated Other
	Income on Derivatives		Location of Gain (Loss)	Comprehensive Income into Income
	Three Months	Three Months	Reclassified from Accumulated	Three Months	Three Months
Derivatives designated	Ended	Ended	Other Comprehensive	Ended	Ended
as hedging instruments	March 31, 2010	March 31, 2009	Income into Income	March 31, 2010	March 31, 2009
	(in millions)			(in millions)
Cash flow hedges
Interest on debt	$(10)	$—	Interest and debt expense	$2	$2
Fixed annuity products	—	—	Net investment income	(2)	(2)
Total	$(10)	$—	Total	$—	$—

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

At March 31, 2010, the Company expects to reclassify $2 million of net pretax gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months. The $2 million net pretax gain is made up of an $8 million deferred gain related to interest rate swaps that will be recorded as a reduction to interest and debt expense, partially offset by a $6 million deferred loss related to interest rate swaptions that will be recorded in net investment income. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income are recognized in earnings immediately. No hedge relationships were discontinued during the periods ended March 31, 2010 and 2009 due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the three months ended March 31, 2010 and 2009, amounts recognized in earnings on derivative transactions that were ineffective were nil.

Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 26 years and relates to forecasted debt interest payments.

Fair Value Hedges

During the first quarter of 2010, the Company entered into and designated three interest rate swaps to convert senior notes due 2015, 2019 and 2020 from fixed rate debt to floating debt. The swaps have identical terms as the underlying debt being hedged so there is no expected ineffectiveness related to the hedges. The Company recognizes gains and losses on the derivatives and the related hedged items within net interest and debt expense. The following table shows the amounts recognized in income for the period ended March 31, 2010:

Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Amount of Gain Recognized in Income on Derivative
		(in millions)
Fair Value hedges
Fixed rate debt	Interest and debt expense	$6
Total		$6

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements wherever practical. As of March 31, 2010 and December 31, 2009, the Company held $47 million and $103 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral the Company is obligated to return to counterparties. As of March 31, 2010 and December 31, 2009, the Company had accepted additional collateral consisting of various securities with a fair market value of nil and $22 million, respectively, which are not reflected on the Consolidated Balance Sheets. As of March 31, 2010 and December 31, 2009, the Company’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $33 million and $83 million, respectively.

Certain of the Company’s derivative instruments contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At March 31, 2010 and December 31, 2009, the aggregate fair value of all derivative instruments in a net liability position containing such credit risk features was $347 million and $297 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2010 and December 31, 2009 was $336 million and $269 million, respectively. If the credit risk features of derivative contracts that were in a net liability position at March 31, 2010 and December 31, 2009 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been $11 million and $28 million, respectively.

12.  Income Taxes

The Company’s effective tax rates were 17.9% and 13.3% for the three months ended March 31, 2010 and 2009, respectively. The increase in the effective tax rate primarily reflects an increase in pretax income relative to tax advantaged items for the three months ended March 31, 2010.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of March 31, 2010 and 2009.

Included in the Company’s deferred income tax assets are tax benefits related to net operating loss carryforwards of $14 million which will expire beginning December 31, 2025. As a result of the Company’s ability to file a consolidated U.S. federal income tax return including the Company’s life insurance subsidiaries in 2010, as well as the expected level of taxable income management believes the Company’s tax credit carryforwards will be utilized in the current year and therefore are not reflected as a deferred tax asset.

As of March 31, 2010 and December 31, 2009, the Company had $7 million of gross unrecognized tax benefits and $33 million of gross unrecognized tax expense, respectively. If recognized, approximately $79 million and $81 million, net of federal tax benefits, of unrecognized tax benefits as of March 31, 2010 and December 31, 2009, respectively, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net reduction of $10 million in interest and penalties for the three months ended March 31, 2010. At March 31, 2010 and December 31, 2009, the Company had a receivable of $22 million and $12 million, respectively, related to accrued interest and penalties.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may increase by $20 million to $25 million in the next 12 months.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”), as part of the overall examination of the American Express Company consolidated return, completed its field examination of the Company’s U.S. income tax returns for 1997 through 2002 during 2008 and completed its field examination of 2003 through 2004 in the third quarter of 2009. However, for federal income tax purposes these years continue to remain open as a consequence of certain issues under appeal. In the fourth quarter of 2008, the IRS commenced an examination of the Company’s U.S. income tax returns for 2005 through 2007, which is expected to be completed in the second quarter of 2010. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2006.

On September 25, 2007, the IRS issued Revenue Ruling 2007-61 in which it announced that it intends to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) related to separate account assets held in connection with variable contracts of life insurance companies. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Management believes that the IRS will concede this issue for open tax years and it is likely that any regulations that would result from a regulation project would apply prospectively only.  Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time, but they may result in the elimination of some or all of the separate account DRD tax benefit that we receive. Additionally, included in the Administration’s 2011 Revenue Proposals is a provision to modify the DRD for life insurance companies separate accounts, which if enacted could significantly reduce the DRD tax benefits the Company would receive, prospectively, beginning in 2011.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13.  Contingencies

Owing to conditions then-prevailing in the credit markets and the isolated defaults of unaffiliated structured investment vehicles held in the portfolios of money market funds advised by its RiverSource Investments LLC subsidiary (the “2a-7 Funds”), the Company closely monitored the net asset value of the 2a-7 Funds during 2008 and through the date of this report and, as circumstances warranted from time to time during 2008 and 2009, injected capital into one or more of the 2a-7 Funds. Management believes that the market conditions which gave rise to those circumstances have significantly diminished. The Company has not provided a formal capital support agreement or net asset value guarantee to any of the 2a-7 Funds.

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

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the Office of Thrift Supervision, state insurance and securities regulators, state attorneys general and various other governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. Pending matters about which the Company has during recent periods received such information requests or claims include: sales and product or service features of, or disclosures pertaining to, mutual funds, annuities, equity and fixed income securities, insurance products, brokerage services, financial plans and other advice offerings; supervision of the Company’s financial advisors; supervisory practices in connection with financial advisors’ outside business activities; sales practices and supervision associated with the sale of fixed and variable annuities and non-exchange traded (or “private placement”) securities; information security; the delivery of financial plans and the suitability of investments and product selection processes. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

These legal and regulatory proceedings and disputes are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result. An adverse outcome in one or more of these proceedings could result in adverse judgments, settlements, fines, penalties or other relief, in addition to further claims, examinations or adverse publicity, that could have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Certain legal and regulatory proceedings are described below.

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona, and was later transferred to the United States District Court for the District of Minnesota. The plaintiffs alleged that they were investors in several of the Company’s mutual funds and they purported to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940 (the ‘40 Act). The plaintiffs alleged that fees allegedly paid to the defendants by the funds for investment advisory and administrative services were excessive. Plaintiffs seek an order declaring that defendants have violated the ‘40 Act and awarding unspecified damages including excessive fees allegedly paid plus interest and other costs. On July 6, 2007, the Court granted the Company’s motion for summary judgment, dismissing all claims with prejudice. Plaintiffs appealed the Court’s decision, and on April 8, 2009, the U.S. Court of Appeals for the Eighth Circuit reversed the district court’s decision, and remanded the case for further proceedings. The Company filed with the United States Supreme Court a Petition for Writ of Certiorari to review the judgment of the Court of Appeals in this case in light of the Supreme Court’s anticipated review, of a similar excessive fee case captioned Jones v. Harris Associates. On March 30, 2010, the Supreme Court issued its ruling in Jones v. Harris Associates, and on April 5, 2010, the Supreme Court vacated the Eighth Circuit’s decision in this case and remanded it to the Eighth Circuit for further consideration in light of the Supreme Court’s decision in Jones v. Harris Associates.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In July 2009, two issuers of private placement interests (Medical Capital Holdings, Inc./Medical Capital Corporation and affiliated corporations and Provident Shale Royalties, LLC and affiliated corporations) sold by the Company’s subsidiary Securities America, Inc. (“SAI”) were placed into receivership, which has resulted in the filing of several putative class action lawsuits and numerous arbitrations naming both SAI and Ameriprise Financial as well as related regulatory inquiries and actions. The putative class actions and arbitrations generally allege violations of state and/or federal securities laws in connection with SAI’s sales of these private placement interests. These actions were commenced in September 2009 and thereafter, and seek unspecified damages. Currently, two arbitrations have been scheduled for hearings later this year, in November and December 2010, with the other scheduled arbitration hearings set to begin in 2011. Motions to dismiss have been filed in three of the putative class actions. On January 26, 2010, the Commonwealth of Massachusetts filed an Administrative Complaint against SAI, and on February 16, 2010, SAI filed an Answer. At this time, an Administrative Hearing in this matter has been scheduled to commence July 20-22, 2010.  On April 15, 2010, the four Medical Capital-related class actions were centralized and moved to the Central District of California United States Judicial Panel on Multidistrict Litigation under the caption “In re: Medical Capital Securities Litigation.” On May 27, 2010, the Judicial Panel on Multidistrict Litigation will hold a hearing regarding centralizing the Provident Shale-related class actions.

14.  Guarantees

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

Certain property fund limited partnerships that the Company consolidates have floating rate revolving credit borrowings of $358 million as of March 31, 2010. Certain Threadneedle subsidiaries guarantee the repayment of outstanding borrowings up to the value of the assets of the partnerships. The debt is secured by the assets of the partnerships and there is no recourse to Ameriprise Financial.

15.  Earnings per Share Attributable to Ameriprise Financial Common Shareholders

The computations of basic and diluted earnings per share attributable to Ameriprise Financial common shareholders are as follows:

	Three Months Ended March 31,
	2010	2009
	(in millions, except per share amounts)
Numerator:
Net income attributable to Ameriprise Financial	$214	$130
Denominator:
Basic: Weighted-average common shares outstanding	260.8	222.3
Effect of potentially dilutive nonqualified stock options and other share-based awards	4.2	1.2
Diluted: Weighted-average common shares outstanding	265.0	223.5
Earnings per share attributable to Ameriprise Financial common shareholders:
Basic	$0.82	$0.58
Diluted	$0.81	$0.58

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

16.  Segment Information

The Company’s five segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other.

The following is a summary of assets by segment:

	March 31, 2010	December 31, 2009
	(in millions)
Advice & Wealth Management	$11,049	$11,098
Asset Management	6,256	5,955
Annuities	78,326	77,037
Protection	16,767	16,758
Corporate & Other	9,979	2,926
Total assets	$122,377	$113,774

The following is a summary of segment operating results:

	Three Months Ended March 31, 2010
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
	(in millions)
Revenue from external customers	$716	$351	$580	$490	$155	$—	$2,292
Intersegment revenue	184	19	22	17	2	(244)	—
Total revenues	900	370	602	507	157	(244)	2,292
Banking and deposit interest expense	21	—	—	—	—	—	21
Net revenues	879	370	602	507	157	(244)	2,271
Pretax income	$51	$18	$120	$119	$53	$—	361
Income tax provision							65
Net income							296
Less: Net income attributable to noncontrolling interests							82
Net income attributable to Ameriprise Financial							$214

	Three Months Ended March 31, 2009
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
	(in millions)
Revenue from external customers	$530	$250	$477	$483	$18	$—	$1,758
Intersegment revenue	237	10	15	13	1	(276)	—
Total revenues	767	260	492	496	19	(276)	1,758
Banking and deposit interest expense	41	—	—	—	2	(1)	42
Net revenues	726	260	492	496	17	(275)	1,716
Pretax income (loss)	$(61)	$(8)	$129	$112	$(38)	$—	134
Income tax provision							18
Net income							116
Less: Net loss attributable to noncontrolling interests							(14)
Net income attributable to Ameriprise Financial							$130

17.  Acquisition of the Long-Term Asset Management Business of Columbia Management Group

On April 30, 2010, the Company completed its all-cash acquisition of the long-term asset management business of Columbia Management. The total consideration paid, subject to post-closing adjustment, was approximately $1 billion and was funded through the use of cash on hand. This acquisition is intended to further enhance the scale and performance of the Company’s retail mutual fund and institutional management businesses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. Our Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2010 (“2009 10-K”), as well as our current reports on Form 8-K and other publicly available information.

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

Our branded affiliated advisors’ financial planning and advisory process is designed to provide comprehensive advice, when appropriate, to address our clients’ cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. This approach allows us to recommend actions and a range of product solutions consisting of investment, annuity, insurance, banking and other financial products that help clients attain over time a return or form of protection while accepting what they determine to be an appropriate range and level of risk. Our focus puts us in a strong position to capitalize on significant demographic and market trends, which we believe will continue to drive increased demand for our financial planning and other financial services. Our focus on deep client-advisor relationships has been central to the ability of our business model to succeed through the extreme market conditions of 2008 and 2009, and we believe it will help us to respond to future market cycles.

Our multi-platform network of affiliated financial advisors is the primary means by which we develop personal relationships with retail clients. As of March 31, 2010, we had a network of 11,837 financial advisors and registered representatives (“affiliated financial advisors”). We refer to the affiliated financial advisors who use our brand name as our branded advisors, and those who do not use our brand name but who are affiliated as registered representatives of ours, as our unbranded advisors. The financial product solutions we offer through our affiliated advisors include both our own products and services and the products of other companies. Our branded advisor network is the primary distribution channel through which we offer our investment and annuity products and services, as well as a range of banking and protection products. Our asset management, annuity and auto and home protection products are also distributed through unaffiliated advisors and affinity relationships. We offer our branded advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in delivering advice and product solutions to clients. We support unaffiliated advisors with strong sales and service support and our solutions which they provide to clients. We believe our approach not only improves the products and services we provide to their clients, but allows us to reinvest in enhanced services for clients and increase support for financial advisors. Our integrated model of financial planning, diversified product manufacturing and affiliated and non-affiliated product distribution affords us a better understanding of our clients, which allows us to better manage the risk profile of our businesses. We believe our focus on meeting clients’ needs through personal financial planning results in more satisfied clients with deeper, longer lasting relationships with our company and a higher retention of experienced financial advisors.

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

We continue to establish Ameriprise Financial as a financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by our continued leadership in financial planning, a client retention percentage rate of 91%, and our status as a top ten ranked firm within core portions of each of our four main operating segments, including the size of our U.S. advisor force, long-term U.S. mutual fund assets, variable annuity sales and variable universal life sales.

Equity price, credit market and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the “spread” income generated on our annuities, banking and deposit products and universal life (“UL”) insurance products, the value of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) assets associated with variable annuity and variable UL products, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits. For additional information regarding our sensitivity to equity price and interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk.”

In June 2009, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to the required consolidation of certain variable interest entities (“VIEs”). We adopted the accounting standard effective January 1, 2010 and recorded as a cumulative change in accounting principle an increase to appropriated retained earnings of consolidated investment entities of $473 million and consolidated approximately $5.5 billion of client assets and $5.1 billion of liabilities in VIEs onto our Consolidated Balance Sheets that were not previously consolidated. Management views the VIE assets as client assets and the liabilities have recourse only to those assets. While the economics of our business have not changed, the financial statements were impacted. Prior to adoption, we consolidated certain property funds and hedge funds. These entities and the VIEs consolidated as of January 1, 2010, are defined as consolidated investment entities (“CIEs”). On a going forward basis, changes in the valuation of the CIE assets and liabilities will impact pretax income. The net income of the CIEs will be reflected in net income attributable to noncontrolling interests. The results of operations of the CIEs are reflected in the Corporate & Other segment. On a consolidated basis, the management fees we earn for the services we provide to the CIEs and the related general and administrative expenses are eliminated and the changes in the assets and liabilities related to the CIEs, primarily debt and underlying bank loans, are reflected in net investment income. We continue to include the fees in the management and financial advice fees line within our Asset Management segment.

Management believes it is important to present the Consolidated Statements of Operations excluding the CIEs to improve transparency of the underlying performance and economics of our ongoing operations. The CIEs we manage have the following characteristics:

•                  They were formed on behalf of institutional investors to obtain a diversified investment portfolio and were not formed in order to obtain financing for Ameriprise Financial.

•                  Ameriprise Financial receives customary, industry standard management fees for the services it provides to these CIEs and has a fiduciary responsibility to maximize the investors’ returns.

•                  Ameriprise Financial does not have any obligation to provide financial support to the CIEs, does not provide any performance guarantees of the CIEs and has no obligation to absorb the investors’ losses.

•                  Management excludes the impact of consolidating the CIEs on assets, liabilities, pretax income and equity for setting our financial performance targets and annual incentive award compensation targets.

It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.

Our financial targets are:

•                  Net revenue growth excluding consolidated investment entities of 6% to 8%,

•                  Earnings per diluted share growth of 12% to 15%, and

•                  Return on equity excluding consolidated investment entities of 12% to 15%.

Net revenues for the three months ended March 31, 2010 were $2.3 billion, an increase of $555 million, or 32%, from the prior year period. Net revenues excluding CIEs for the three months ended March 31, 2010 were $2.1 billion, an increase of $416 million, or 24%, from the prior year period. Net income attributable to Ameriprise Financial for the three months ended March 31, 2010 was $214 million compared to $130 million for the prior year period. Earnings per diluted share for the three months ended March 31, 2010 were $0.81 compared to $0.58 for the prior year period.

On April 30, 2010, we completed our all-cash acquisition of the long-term asset management business of Columbia Management Group (“Columbia”) from Bank of America, N.A. The total consideration paid, subject to post-closing adjustments, was approximately $1 billion and was funded through the use of cash on hand. This acquisition is intended to further enhance the scale and performance of our retail mutual fund and institutional management businesses. Related to the transaction, we have incurred $12 million of pretax non-recurring acquisition and integration costs through March 31, 2010, and expect to incur between $130 million and $160 million in total of such costs through 2011. These costs include system integration costs, proxy and other regulatory filing costs, employee reduction and retention costs, and investment banking, legal and other acquisition costs.

In the fourth quarter of 2008, we completed the all cash acquisitions of H&R Block Financial Advisors, Inc., subsequently renamed Ameriprise Advisor Services, Inc. (“AASI”), J.&W. Seligman & Co., Incorporated (“Seligman”) and Brecek & Young Advisors, Inc. to expand our retail distribution and asset management businesses. The cost of the acquisitions was $787 million, which included the purchase price and transaction costs. We recorded the assets and liabilities acquired at fair value and allocated the remaining costs to goodwill and intangible assets. Integration charges of $2 million and $19 million relating to these acquisitions were included in general and administrative expense for the three months ended March 31, 2010 and 2009, respectively.

Critical Accounting Policies

The accounting and reporting policies that we use affect our Consolidated Financial Statements. Certain of our accounting and reporting policies are critical to an understanding of our results of operations and financial condition and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” in our 2009 10-K.

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

Managed assets include managed external client assets and managed owned assets. At January 1, 2010, we consolidated approximately $5.5 billion of client assets in VIEs onto our Consolidated Balance Sheets that were not previously consolidated. Prior to January 1, 2010, these assets were included in managed external client assets and were subsequently included in managed owned assets. Managed external client assets include client assets for which we provide investment management services, such as the assets of the RiverSource, Seligman and Threadneedle Asset Management Holdings Sàrl (“Threadneedle”) families of mutual funds, assets of institutional clients and client assets held in wrap accounts. Managed external client assets also include assets managed by sub-advisors selected by us. Managed external client assets are not reported on our Consolidated Balance Sheets. Managed owned assets include certain assets on our Consolidated Balance Sheets for which we provide investment management services and recognize management fees in our Asset Management segment, such as the assets of the general account, RiverSource Variable Product funds held in the separate accounts of our life insurance subsidiaries and client assets of CIEs.

Investors in the mutual funds and face amount certificates we advise may redeem shares on each business day, provided that redemption orders are submitted in a timely fashion. For our institutional clients, advisory contracts may generally be terminated (and managed assets redeemed) upon 30 days’ written notice. However, we may in limited circumstances negotiate customized termination provisions with certain clients during the contracting process, or we may waive negotiated notice periods at our discretion. Investors in the private investment funds we sponsor can generally redeem shares as of each month end upon 30-days advance written notice, with limited exceptions. In addition, the notice requirements for our private investment funds may be waived or reduced at the discretion of the applicable fund.

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

The following table presents detail regarding our owned, managed and administered assets:

	March 31,
	2010	2009	Change
	(in billions, except percentages)
Owned Assets	$37.6	$29.6	27%
Managed Assets(1):
Domestic	152.6	125.2	22
International	97.1	68.3	42
Wrap account assets	100.0	68.2	47
Eliminations(2)	(17.9)	(8.4)	NM
Total Managed Assets	331.8	253.3	31
Administered Assets	93.9	71.1	32
Total Owned, Managed and Administered Assets	$463.3	$354.0	31%

(1) Includes managed external client assets and managed owned assets.

(2) Includes eliminations for Domestic mutual fund assets included in wrap account assets and Domestic assets sub-advised by Threadneedle.

Consolidated Results of Operations for the Three Months Ended March 31, 2010 and 2009

In June 2009, the FASB updated the accounting standards related to the required consolidation of certain VIEs. We adopted the accounting standard effective January 1, 2010 and recorded as a cumulative change in accounting principle an increase to appropriated retained earnings of consolidated investment entities of $473 million and consolidated approximately $5.5 billion of client assets and $5.1 billion of liabilities in VIEs onto our Consolidated Balance Sheets that were not previously consolidated. Management views the VIE assets as client assets and the liabilities have recourse only to those assets. While the economics of our business have not changed, the financial statements were impacted. Prior to adoption, we consolidated certain property funds and hedge funds. These entities and the VIEs consolidated as of January 1, 2010, are defined as CIEs. On a going forward basis, changes in the valuation of the CIE assets and liabilities will impact pretax income. The net income of the CIEs will be reflected in net income attributable to noncontrolling interests. On a consolidated basis, the management fees we earn for the services we provide to the CIEs and the related general and administrative expenses are eliminated and the changes in the assets and liabilities related to the CIEs, primarily debt and underlying bank loans, are reflected in net investment income. Management believes it is important to present the Consolidated Statements of Operations excluding the CIEs to improve transparency into the underlying performance and economics of our ongoing operations. For additional information on our presentation of results excluding CIEs, refer to our discussion within the Overview section above.

The following table presents our consolidated results of operations:

	Three Months Ended March 31,
	2010			2009
			Earnings			Earnings	Earnings
	GAAP	Less:	Excluding	GAAP	Less:	Excluding	Excluding CIEs
	Earnings	CIEs	CIEs	Earnings	CIEs	CIEs	Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$774	$(9)	$783	$554	$—	$554	$229	41%
Distribution fees	391	—	391	311	—	311	80	26
Net investment income	590	79	511	418	1	417	94	23
Premiums	282	—	282	266	—	266	16	6
Other revenues	255	57	198	209	(12)	221	(23)	(10)
Total revenues	2,292	127	2,165	1,758	(11)	1,769	396	22
Banking and deposit interest expense	21	—	21	42	1	41	(20)	(49)
Total net revenues	2,271	127	2,144	1,716	(12)	1,728	416	24
Expenses
Distribution expenses	525	—	525	384	—	384	141	37
Interest credited to fixed accounts	228	—	228	205	—	205	23	11
Benefits, claims, losses and settlement expenses	354	—	354	100	—	100	254	NM
Amortization of deferred acquisition costs	118	—	118	286	—	286	(168)	(59)
Interest and debt expense	64	40	24	26	—	26	(2)	(8)
General and administrative expense	621	5	616	581	2	579	37	6
Total expenses	1,910	45	1,865	1,582	2	1,580	285	18
Pretax income	361	82	279	134	(14)	148	131	89
Income tax provision	65	—	65	18	—	18	47	NM
Net income	296	82	214	116	(14)	130	84	65
Less: Net income (loss) attributable to noncontrolling interests	82	82	—	(14)	(14)	—	—	—
Net income attributable to Ameriprise Financial	$214	$—	$214	$130	$—	$130	$84	65

Overall

Net income attributable to Ameriprise Financial for three months ended March 31, 2010 was $214 million compared to $130 million for the prior year period. The increase was driven by higher asset-based revenues, higher income from spread products and re-engineering benefits.

Net Revenues

Net revenues increased $555 million, or 32%, to $2.3 billion for the three months ended March 31, 2010 compared to $1.7 billion for the prior year period. Net revenues excluding CIEs include the management and financial advice fees we earn from services we provide to the CIEs and exclude the revenues of the CIEs. Net revenues excluding CIEs increased $416 million, or 24%, to $2.1 billion for the three months ended March 31, 2010 compared to $1.7 billion for the prior year period driven by growth in management fees from market appreciation on assets and net inflows in wrap accounts and asset management, as well as higher net investment income from higher fixed annuity account balances and higher investment yields.

Management and financial advice fees increased $220 million, or 40%, to $774 million for the three months ended March 31, 2010 compared to $554 million for the prior year period. Management and financial advice fees excluding CIEs include the management and financial advice fees we earn from services we provide to the CIEs. Management and financial advice fees excluding CIEs increased $229 million, or 41%, to $783 million for the three months ended March 31, 2010 compared to $554 million for the prior year period primarily due to market appreciation on assets and net inflows in wrap accounts and asset management. The daily average S&P 500 Index increased 38% compared to the prior year period. Wrap account assets increased $31.8 billion, or 47%, to $100.0 billion at March 31, 2010 due to market appreciation and net inflows. Total Asset Management managed assets increased $54.9 billion, or 29%, compared to the prior year period primarily due to market appreciation, as well as net inflows in prior quarters.

Distribution fees increased $80 million, or 26%, to $391 million for the three months ended March 31, 2010 compared to $311 million in the prior year period primarily due to higher asset-based fees driven by market appreciation, as well as an increase in client activity.

Net investment income increased $172 million, or 41%, to $590 million for the three months ended March 31, 2010 compared to $418 million in the prior year period. Net investment income excluding CIEs excludes the changes in the assets and liabilities related to the CIEs, primarily debt and underlying bank loans. Net investment income excluding CIEs increased $94 million, or 23%, to $511 million for the three months ended March 31, 2010 compared to $417 million for the prior year period primarily due to an increase of $86 million in investment income on fixed maturity securities driven by higher fixed annuity account balances and higher investment yields. For the three months ended March 31, 2010, net realized gains from sales of Available-for-Sale securities were $32 million and other-than-temporary impairments recognized in earnings were $30 million, which primarily related to credit losses on non-agency residential mortgage backed securities. For the three months ended March 31, 2009, net realized gains from sales of Available-for-Sale securities were $51 million and other-than-temporary impairments recognized in earnings were $35 million, which related to credit losses on non-agency residential mortgage backed securities, corporate debt securities primarily in the gaming industries and other structured investments.

Premiums increased $16 million, or 6%, to $282 million for the three months ended March 31, 2010, primarily due to growth in Auto and Home premiums driven by higher volumes, as well as higher sales of immediate annuities with life contingencies. Auto and Home policy counts increased 9% period-over-period.

Other revenues increased $46 million, or 22%, to $255 million for the three months ended March 31, 2010 compared to $209 million in the prior year period. Other revenues excluding CIEs exclude revenues of consolidated property funds. Other revenues excluding CIEs decreased $23 million, or 10%, to $198 million for the three months ended March 31, 2010 compared to $221 million in the prior year period primarily due to a $50 million benefit in the first quarter of 2009 from repurchasing our 7.5% junior subordinated notes due 2066 (“junior notes”) at a discount, partially offset by a $20 million benefit from the payments related to the Reserve Funds matter in the first quarter of 2010 and an increase in our guaranteed benefit rider fees on variable annuities.

Banking and deposit interest expense decreased $21 million, or 50%, to $21 million for the three months ended March 31, 2010 compared to $42 million in the prior year period primarily due to lower crediting rates on certificate products.

Expenses

Total expenses increased $328 million, or 21%, to $1.9 billion for the three months ended March 31, 2010 compared to $1.6 billion for the prior year period. Total expenses excluding CIEs primarily exclude interest expense on CIE debt. Expenses excluding CIEs increased $285 million, or 18%, to $1.9 billion for the three months ended March 31, 2010 compared to $1.6 billion for the prior year period primarily due to an increase in distribution expenses and benefits, claims, losses and settlement expenses, partially offset by a decrease in amortization of DAC.

Distribution expenses increased $141 million, or 37%, to $525 million for the three months ended March 31, 2010 compared to $384 million in the prior year period reflecting market appreciation and higher non-deferred distribution-related costs.

Interest credited to fixed accounts increased $23 million, or 11%, to $228 million for the three months ended March 31, 2010 compared to $205 million for the prior year period primarily due to higher average fixed annuity account balances and higher average fixed annuity crediting rates. Average fixed annuities contract accumulation values increased $1.6 billion, or 12%, compared to the prior year period. The average fixed annuity crediting rate excluding capitalized interest increased to 3.9% in the first quarter of 2010 compared to 3.8% in the prior year period.

Benefits, claims, losses and settlement expenses increased $254 million to $354 million for the three months ended March 31, 2010 compared to $100 million for the prior year period driven by an increase in expenses from variable annuity benefit guarantees. The mark-to-market impact of variable annuity living benefits, net of hedges and DSIC, increased benefits expense by $23 million in the first quarter of 2010, primarily driven by model changes, the impact of risk margins and nonperformance spread on the fair value of living benefit liabilities and basis risk. Changes to our variable product asset allocation program we will introduce in 2010 are designed, among other things, to improve the mitigation of basis risk. The mark-to-market impact of variable annuity living benefits, net of hedges and DSIC, decreased benefits expense by $231 million in the first quarter of 2009 primarily due to the impact of nonperformance spread widening on the fair value of living benefit liabilities. Benefits, claims, losses and settlement expenses related to our auto and home business and immediate annuities with life contingencies increased compared to the prior year period primarily due to higher business volumes.

Amortization of DAC decreased $168 million, or 59%, to $118 million for the three months ended March 31, 2010 compared to $286 million in the prior year period. DAC amortization in the first quarter of 2010 was reduced by $13 million due to market impacts, including $6 million offsetting higher variable annuity guaranteed living benefit expenses, net of hedges. DAC amortization in the first quarter of 2009 was increased by $186 million due to market impacts, including a $146 million expense offsetting gains on variable annuity guaranteed living benefits, net of hedges. The benefit to DAC amortization from market impacts compared to the prior year period was partially offset by an increase in variable annuity amortization due to higher period-over-period account values and associated asset fees.

Interest and debt expense increased $38 million to $64 million for the three months ended March 31, 2010 compared to $26 million in the prior year period. Interest and debt expense excluding CIEs excludes interest expense on CIE debt. Interest and debt expense excluding CIEs decreased $2 million, or 8%, to $24 million for the three months ended March 31, 2010 compared to $26 million in the prior year period.

General and administrative expense increased $40 million, or 7%, to $621 million for the three months ended March 31, 2010 compared to $581 million for the prior year period. General and administrative expense excluding CIEs increased $37 million, or 6%, to $616 million for the three months ended March 31, 2010 primarily due to a $27 million expense related to recognizing a substantial increase in Threadneedle’s estimated market valuation attributable to its incentive compensation program compared to the 2009 market valuation. The charge reflects a valuation that increased more than 100% from the prior year and is higher than the year-end 2007 estimated valuation. We use this annual valuation to mark-to-market all current and historical reserves for the program. General and administrative expense in the first quarter of 2009 included a benefit of $10 million related to this valuation.

Income Taxes

Our effective tax rate on net income including net income (loss) attributable to noncontrolling interests was 17.9% for the three months ended March 31, 2010, compared to 13.3% for the three months ended March 31, 2009. The increase in the effective tax rate primarily reflects an increase in pretax income relative to tax advantaged items for the three months ended March 31, 2010.

On September 25, 2007, the Internal Revenue Service (“IRS”) issued Revenue Ruling 2007-61 in which it announced that it intends to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) related to separate account assets held in connection with variable contracts of life insurance companies. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Management believes that the IRS will concede this issue for open tax years and it is likely that any regulations that would result from a regulation project would apply prospectively only. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time, but they may result in the elimination of some or all of the separate account DRD tax benefit that we receive. Additionally, included in the Administration’s 2011 Revenue Proposals is a provision to modify the DRD for life insurance companies separate accounts, which if enacted could significantly reduce the DRD tax benefits we would receive, prospectively, beginning in 2011.

Results of Operations by Segment for the Three Months Ended March 31, 2010 and 2009

The following tables present summary financial information by segment:

	Three Months Ended March 31,
	2010			2009
			Earnings			Earnings
	GAAP	Less:	Excluding	GAAP	Less:	Excluding
	Earnings	CIEs	CIEs	Earnings	CIEs	CIEs
	(in millions, unaudited)
Advice & Wealth Management
Net revenues	$879	$—	$879	$726	$—	$726
Expenses	828	—	828	787	—	787
Pretax income (loss)	$51	$—	$51	$(61)	$—	$(61)
Asset Management
Net revenues	$370	$—	$370	$260	$—	$260
Expenses	352	—	352	268	—	268
Pretax income (loss)	$18	$—	$18	$(8)	$—	$(8)
Annuities
Net revenues	$602	$—	$602	$492	$—	$492
Expenses	482	—	482	363	—	363
Pretax income	$120	$—	$120	$129	$—	$129
Protection
Net revenues	$507	$—	$507	$496	$—	$496
Expenses	388	—	388	384	—	384
Pretax income	$119	$—	$119	$112	$—	$112
Corporate & Other
Net revenues	$157	$136	$21	$17	$(12)	$29
Expenses	104	54	50	55	2	53
Pretax loss	53	82	(29)	(38)	(14)	(24)
Less: Net income (loss) attributable to noncontrolling interests	82	82	—	(14)	(14)	—
Pretax loss attributable to Ameriprise Financial	$(29)	$—	$(29)	$(24)	$—	$(24)
Eliminations
Net revenues	$(244)	$(9)	$(235)	$(275)	$—	$(275)
Expenses	(244)	(9)	(235)	(275)	—	(275)
Pretax income	$—	$—	$—	$—	$—	$—

	Three Months Ended March 31,
	2010	Percent Share of Total	2009	Percent Share of Total
	(in millions, except percentages)
Total net revenues excluding CIEs
Advice & Wealth Management	$879	41%	$726	42%
Asset Management	370	17	260	15
Annuities	602	28	492	28
Protection	507	24	496	29
Corporate & Other	21	1	29	2
Eliminations	(235)	(11)	(275)	(16)
Total net revenues	$2,144	100%	$1,728	100%
Total expenses excluding CIEs
Advice & Wealth Management	$828	44%	$787	50%
Asset Management	352	19	268	17
Annuities	482	26	363	23
Protection	388	21	384	24
Corporate & Other	50	3	53	3
Eliminations	(235)	(13)	(275)	(17)
Total expenses	$1,865	100%	$1,580	100%
Pretax income (loss) attributable to Ameriprise Financial
Advice & Wealth Management	$51	18%	$(61)	(41)%
Asset Management	18	6	(8)	(5)
Annuities	120	43	129	87
Protection	119	43	112	76
Corporate & Other	(29)	(10)	(24)	(17)
Pretax income	$279	100%	$148	100%

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

The following table presents the changes in wrap account assets:

	Three Months Ended March 31,
	2010	2009
	(in billions)
Balance at January 1	$94.9	$72.8
Net flows	2.5	1.3
Market appreciation/(depreciation)	2.6	(5.9)
Balance at March 31	$100.0	$68.2

Wrap account assets had net inflows of $2.5 billion for the three months ended March 31, 2010 compared to $1.3 billion in the prior year period and market appreciation of $2.6 billion in the first quarter of 2010 compared to market depreciation of $5.9 billion in the prior year period.

We provide securities execution and clearing services for our retail and institutional clients through our registered broker-dealer subsidiaries. As of March 31, 2010, we administered $93.9 billion in assets for clients, an increase of $22.8 billion compared to the prior year period primarily due to market appreciation.

The following table presents the results of operations of our Advice & Wealth Management segment:

	Three Months Ended March 31,
	2010	2009	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$368	$268	$100	37%
Distribution fees	436	431	5	1
Net investment income	74	51	23	45
Other revenues	22	17	5	29
Total revenues	900	767	133	17
Banking and deposit interest expense	21	41	(20)	(49)
Total net revenues	879	726	153	21
Expenses
Distribution expenses	536	462	74	16
General and administrative expense	292	325	(33)	(10)
Total expenses	828	787	41	5
Pretax income (loss)	$51	$(61)	$112	NM

NM Not Meaningful.

Our Advice & Wealth Management segment pretax income was $51 million for the three months ended March 31, 2010 compared to a loss of $61 million in the prior year period.

Net Revenues

Net revenues were $879 million for the three months ended March 31, 2010 compared to $726 million in the prior year period, an increase of $153 million, or 21%, driven by an increase in management and financial advice fees and net investment income, as well as a decrease in banking and deposit interest expense.

Management and financial advice fees increased $100 million, or 37%, to $368 million for the three months ended March 31, 2010, driven by market appreciation on assets and net inflows in wrap accounts. The daily average S&P 500 Index increased 38% compared to the prior year period. Wrap account assets increased $31.8 billion, or 47%, to $100.0 billion at March 31, 2010 due to market appreciation and net inflows. Financial planning fees were higher for the three months ended March 31, 2010 compared to the prior year period.

Distribution fees increased $5 million, or 1%, to $436 million for the three months ended March 31, 2010, primarily due to higher asset-based fees driven by market appreciation, as well as an increase in client activity. This increase was partially offset by lower intersegment distribution fees due to slow sales of annuities compared to the prior year period.

Net investment income increased $23 million, or 45%, to $74 million for the three months ended March 31, 2010 compared to $51 million for the prior year period primarily due to lower net realized investment losses, higher client loan interest and an increase in income related to the mark-to-market of trading securities. Net realized investment losses were $1 million in the first quarter of 2010 compared to $10 million in the prior year period due to lower impairments on Available-for-Sale securities.

Banking and deposit interest expense decreased $20 million, or 49%, to $21 million for the three months ended March 31, 2010, primarily due to lower crediting rates on certificates.

Expenses

Total expenses increased $41 million, or 5%, to $828 million for the three months ended March 31, 2010, due to an increase in distribution expenses partially offset by a decrease in general and administrative expense.

Distribution expenses increased $74 million, or 16%, to $536 million for the three months ended March 31, 2010, primarily reflecting market appreciation.

General and administrative expense decreased $33 million, or 10%, from the prior year period primarily due to expense controls, as well as a decrease in integration costs related to our 2008 acquisition of H&R Block Financial Advisors, Inc. These decreases were partially offset by expenses in the first quarter of 2010 related to a new advertising campaign and increased investment in the business, primarily the continued roll-out of an enhanced brokerage platform.

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

Our RiverSource family of mutual funds consists of the RiverSource Funds, a group of retail mutual funds; the RiverSource Variable Series Trust Funds (“VST Funds”), a group of variable product funds available as investment options in variable insurance and annuity products; the Seligman Funds, a group of retail funds formerly managed by J. & W. Seligman Co. prior to its acquisition by RiverSource Investments, LLC; the Seligman Variable Insurance Trusts (“VITs”), a group of variable product funds; and the Seligman closed-end funds.

The following table presents the total assets and number of funds managed by our RiverSource family of mutual funds as of March 31, 2010:

	Managed Assets	Number of Funds
	(in billions)
RiverSource Funds	$42.7	72
RiverSource VST Funds	26.9	24
Seligman Funds	8.7	26
Seligman VITs	0.3	3
	$78.6	125

Threadneedle manages four Open Ended Investment Companies (“OEICs”) and two Societe d’Investissement A Capital Variable (“SICAV”) offerings. The four OEICs are Threadneedle Investment Funds ICVC (“TIF”), Threadneedle Specialist Investment Funds ICVC (“TSIF”), Threadneedle Focus Investment Funds (“TFIF”) and Threadneedle Advantage Portfolio Funds (“TPAF”). TIF, TSIF, TFIF and TPAF are structured as umbrella companies with a total of 51 (33, 13, 2 and 3, respectively) sub funds covering the world’s bond and equity markets. The two SICAVs are the Threadneedle (Lux) SICAV (“T(Lux)”) and World Express Funds 2 (“WEF2”). T(Lux) and WEF2 are structured as umbrella companies with a total of  32 (30 and 2 respectively) sub funds covering the world’s bond and equity markets. In addition, Threadneedle manages 13 unit trusts, 10 of which invest into the OEICs, 6 property unit trusts and 1 property fund of funds.

The following table presents the mutual fund performance of our retail Domestic and International funds:

	March 31, 2010	March 31, 2009
Mutual Fund Performance
Domestic
Equal Weighted Mutual Fund Rankings in top 2 Lipper Quartiles(1)
Equity - 12 month	58%	35%
Fixed income - 12 month	50%	77%
Equity - 3 year	45%	44%
Fixed income - 3 year	68%	71%
Equity - 5 year	71%	51%
Fixed income - 5 year	63%	72%

Asset Weighted Mutual Fund Rankings in top 2 Lipper Quartiles(2)
Equity - 12 month	78%	31%
Fixed income - 12 month	51%	62%
Equity - 3 year	56%	39%
Fixed income - 3 year	59%	40%
Equity - 5 year	75%	63%
Fixed income - 5 year	58%	63%

International
Equal Weighted Mutual Fund Rankings in top 2 S&P Quartiles(1)
Equity - 12 month	31%	93%
Fixed income - 12 month	60%	64%
Equity - 3 year	93%	93%
Fixed income - 3 year	80%	73%
Equity - 5 year	93%	93%
Fixed income - 5 year	78%	70%

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

RiverSource Investments continued to improve equity investment performance and reported more than half of equity and fixed income assets above Lipper peer group medians for 1-, 3- and 5-year time periods, as of March 31, 2010. Threadneedle continues to maintain strong longer-term track records in both equity and fixed income portfolios.

We also offer Separately Managed Accounts (“SMAs”), management of Institutional Owned Assets, management of collateralized debt obligations (“CDOs”), sub-advisory services for certain domestic and international mutual funds, hedge funds and RiverSource Trust Collective Funds and separate accounts for Ameriprise Trust Company clients.

The following tables present the changes in Domestic and International managed assets:

			Market
	December 31,		Appreciation/	Foreign		March 31,
	2009	Net Flows	(Depreciation)	Exchange	Other	2010
	(in billions)
Domestic Managed Assets:
Retail Funds	$76.9	$(1.1)	$2.8	$—	$—	$78.6
Institutional Funds	54.9	0.1	0.8	—	0.7	56.5
Alternative Funds	9.9	0.2	—	—	—	10.1
Trust Funds	7.4	—	0.1	—	—	7.5
Less: Eliminations	(0.1)	—	—	—	—	(0.1)
Total Domestic Managed Assets	149.0	(0.8)	3.7	—	0.7	152.6

International Managed Assets:
Retail Funds	29.1	1.3	1.8	(1.8)	—	30.4
Institutional Funds	66.8	(1.3)	3.0	(3.9)	0.4	65.0
Alternative Funds	1.9	—	—	(0.2)	—	1.7
Total International Managed Assets	97.8	—	4.8	(5.9)	0.4	97.1
Less: Sub-Advised Eliminations	(3.6)	—	—	—	(0.1)	(3.7)
Total Managed Assets	$243.2	$(0.8)	$8.5	$(5.9)	$1.0	$246.0

			Market
	December 31,		Appreciation/	Foreign		March 31,
	2008	Net Flows	(Depreciation)	Exchange	Other	2009
	(in billions)
Domestic Managed Assets:
Retail Funds	$63.9	$(1.2)	$(2.9)	$—	$—	$59.8
Institutional Funds	46.3	2.0	(0.2)	—	(0.1)	48.0
Alternative Funds	9.4	(0.6)	0.3	—	—	9.1
Trust Funds	8.4	—	—	—	—	8.4
Less: Eliminations	(0.1)	—	—	—	—	(0.1)
Total Domestic Managed Assets	127.9	0.2	(2.8)	—	(0.1)	125.2

International Managed Assets:
Retail Funds	16.3	0.7	(1.1)	(0.3)	—	15.6
Institutional Funds	55.3	(1.3)	(3.1)	(1.1)	0.4	50.2
Alternative Funds	2.6	0.3	(0.3)	(0.1)	—	2.5
Total International Managed Assets	74.2	(0.3)	(4.5)	(1.5)	0.4	68.3
Less: Sub-Advised Eliminations	(2.5)	—	—	—	0.2	(2.3)
Total Managed Assets	$199.6	$(0.1)	$(7.3)	$(1.5)	$0.5	$191.2

Total managed assets were $246.0 billion at March 31, 2010, up 29% compared to the prior year period. Domestic managed assets experienced solid net inflows in alternative funds and institutional funds. Domestic institutional net inflows included $0.6 billion in outflows reflecting expected negative synergies from the Columbia acquisition, offset by solid growth in institutional mandates. Domestic managed assets also experienced $1.1 billion in retail net outflows, which included the negative impact of lower period-over-period flows into variable products. Threadneedle continued to shift its managed assets toward higher yielding asset classes. International retail net inflows continued to be strong at $1.3 billion, while institutional net outflows of $1.3 billion were driven by Zurich-related net outflows.

The following table presents the results of operations of our Asset Management segment:

	Three Months Ended March 31,
	2010	2009	Change
	(in millions, except percentages)

Revenues
Management and financial advice fees	$307	$209	$98	47%
Distribution fees	58	47	11	23
Net investment income	4	(2)	6	NM
Other revenues	1	6	(5)	(83)
Total revenues	370	260	110	42
Banking and deposit interest expense	—	—	—	—
Total net revenues	370	260	110	42

Expenses
Distribution expenses	106	82	24	29
Amortization of deferred acquisition costs	6	6	—	—
General and administrative expense	240	180	60	33
Total expenses	352	268	84	31
Pretax income (loss)	$18	$(8)	$26	NM

NM Not Meaningful.

Our Asset Management segment pretax income was $18 million for the three months ended March 31, 2010 compared to a loss of $8 million in the prior year period.

Net Revenues

Net revenues increased $110 million, or 42%, to $370 million for the three months ended March 31, 2010, primarily due to an increase in management and financial advice fees.

Management and financial advice fees increased $98 million, or 47%, to $307 million for the three months ended March 31, 2010, primarily due to market appreciation on assets. The daily average S&P 500 Index increased 38% compared to the prior year period. Total Asset Management managed assets increased $54.8 billion, or 29%, compared to the prior year period primarily due to market appreciation, as well as net inflows in prior quarters.

Distribution fees increased $11 million, or 23%, to $58 million for the three months ended March 31, 2010, primarily due to higher 12b-1 fees driven by higher assets.

Net investment income was $4 million for the three months ended March 31, 2010 compared to net investment loss of $2 million in the prior year period primarily due to favorable mark-to-market adjustments on seed money investments in the first quarter of 2010 and net realized losses of $3 million recognized in the prior year period.

Expenses

Total expenses increased $84 million, or 31%, to $352 million for the three months ended March 31, 2010, due to an increase in distribution expenses and general and administrative expense.

Distribution expenses increased $24 million, or 29%, to $106 million for the three months ended March 31, 2010, primarily due to higher average assets.

General and administrative expense increased $60 million, or 33%, to $240 million for the three months ended March 31, 2010, primarily due to a $27 million expense related to recognizing a substantial increase in Threadneedle’s estimated market valuation attributable to its incentive compensation program compared to the 2009 market valuation. The charge reflects a valuation that increased more than 100% from the prior year and is higher than the year-end 2007 estimated valuation. We use this annual valuation to mark-to-market all current and historical reserves for the program. General and administrative expense in the first quarter of 2009 included a benefit of $10 million related to this valuation. Variable compensation also increased in the first quarter of 2010 primarily due to period-over-period timing differences in investment performance compensation accruals.

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

Variable annuity ending balances increased 37% to $57.0 billion at March 31, 2010 driven by market appreciation on assets. Slower sales in the first quarter of 2010 resulted in net inflows of $98 million. Variable annuity exit rates improved over 150 basis points from the prior year period. Fixed annuity balances were $14.6 billion, up 6% from the prior year period reflecting strong sales growth in the first two quarters of 2009. Fixed annuity net outflows of $166 million in the first quarter of 2010 were primarily due to lower sales from our decision to lower crediting rates on new contracts. Fixed annuity redemption rates also improved materially from the prior year period.

The following table presents the results of operations of our Annuities segment:

	Three Months Ended March 31,
	2010	2009	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$127	$90	$37	41%
Distribution fees	70	57	13	23
Net investment income	330	289	41	14
Premiums	31	24	7	29
Other revenues	44	32	12	38
Total revenues	602	492	110	22
Banking and deposit interest expense	—	—	—	—
Total net revenues	602	492	110	22

Expenses
Distribution expenses	61	56	5	9
Interest credited to fixed accounts	192	169	23	14
Benefits, claims, losses and settlement expenses	118	(129)	247	NM
Amortization of deferred acquisition costs	60	219	(159)	(73)
General and administrative expense	51	48	3	6
Total expenses	482	363	119	33
Pretax income	$120	$129	$(9)	(7)%

NM Not Meaningful.

Our Annuities segment pretax income was $120 million for the three months ended March 31, 2010 compared to $129 million in the prior year period.

Net Revenues

Net revenues increased $110 million, or 22%, to $602 million for the three months ended March 31, 2010, primarily driven by an increase in management and financial advice fees, distribution fees and net investment income.

Management and financial advice fees increased $37 million, or 41%, to $127 million for the three months ended March 31, 2010, due to higher fees on variable annuities driven by higher assets. Average variable annuities contract accumulation values increased $14.0 billion, or 40%, from the prior year period primarily due to market appreciation.

Distribution fees increased $13 million, or 23%, to $70 million for the three months ended March 31, 2010, due to higher fees on variable annuities driven by higher assets.

Net investment income increased $41 million, or 14%, to $330 million for the three months ended March 31, 2010, due to an increase of $65 million in investment income on fixed maturity securities, partially offset by a decrease in net realized investment gains of $17 million compared to the prior year period. The increase in investment income on fixed maturity securities was driven by higher fixed annuity account balances and higher investment yields. In the first quarter of 2010, management took action related to the introduction of changes in our variable product asset allocation program, increasing liquidity in general account assets in preparation to move those assets to separate accounts. This negatively impacted net investment income in the first quarter of 2010 by $5 million. In addition, net investment income in the first quarter of 2010 was negatively impacted by lower commercial mortgage loan fees and the absence of consent fees and call premiums.

Premiums increased $7 million, or 29%, to $31 million for the three months ended March 31, 2010, due to higher sales of immediate annuities with life contingencies.

Other revenues increased $12 million, or 38%, to $44 million for the three months ended March 31, 2010, due to an increase in guaranteed benefit rider fees on variable annuities.

Expenses

Total expenses increased $119 million, or 33%, to $482 million for the three months ended March 31, 2010, primarily due to an increase in benefits, claims, losses and settlement expenses partially offset by a decrease in amortization of DAC.

Distribution expenses increased $5 million, or 9%, to $61 million for the three months ended March 31, 2010, primarily due to higher non-deferred distribution-related costs.

Interest credited to fixed accounts increased $23 million, or 14%, to $192 million for the three months ended March 31, 2010, primarily due to higher average fixed annuity account balances and higher average fixed annuity crediting rates. Average fixed annuities contract accumulation values increased $1.6 billion, or 12%, compared to the prior year period. The average fixed annuity crediting rate excluding capitalized interest increased to 3.9% in the first quarter of 2010 compared to 3.8% in the prior year period.

Benefits, claims, losses and settlement expenses increased $247 million to $118 million for the three months ended March 31, 2010, primarily driven by an increase in expenses from variable annuity benefit guarantees. The mark-to-market impact of variable annuity living benefits, net of hedges and DSIC, increased benefits expense by $23 million in the first quarter of 2010, primarily driven by model changes, the impact of risk margins and nonperformance spread on the fair value of living benefit liabilities and basis risk. Changes to our variable product asset allocation program we will introduce in 2010 are designed, among other things, to improve the mitigation of basis risk. The mark-to-market impact of variable annuity living benefits, net of hedges and DSIC, decreased benefits expense by $231 million in the first quarter of 2009 primarily due to the impact of nonperformance spread widening on the fair value of living benefit liabilities. Benefits, claims, losses and settlement expenses related to immediate annuities with life contingencies increased compared to the prior year period primarily due to higher business volumes.

Amortization of DAC decreased $159 million, or 73%, to $60 million for the three months ended March 31, 2010 compared to $219 million in the prior year period. DAC amortization in the first quarter of 2010 was reduced by $12 million due to market impacts, including $6 million offsetting higher variable annuity guaranteed living benefit expenses, net of hedges. DAC amortization in the first quarter of 2009 was increased by $181 million due to market impacts, including a $146 million expense offsetting gains on variable annuity guaranteed living benefits, net of hedges. The benefit to DAC amortization from market impacts compared to the prior year period was partially offset by an increase in variable annuity amortization due to higher period-over-period account values and associated asset fees.

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

The following table presents the results of operations of our Protection segment:

	Three Months Ended March 31,
	2010	2009	Change
	(in millions, except percentages)
Revenues
Management and financial advice fees	$13	$10	$3	30%
Distribution fees	24	24	—	—
Net investment income	103	100	3	3
Premiums	257	247	10	4
Other revenues	110	115	(5)	(4)
Total revenues	507	496	11	2
Banking and deposit interest expense	—	—	—	—
Total net revenues	507	496	11	2

Expenses
Distribution expenses	8	5	3	60
Interest credited to fixed accounts	36	36	—	—
Benefits, claims, losses and settlement expenses	236	229	7	3
Amortization of deferred acquisition costs	52	61	(9)	(15)
General and administrative expense	56	53	3	6
Total expenses	388	384	4	1
Pretax income	$119	$112	$7	6%

Our Protection segment pretax income was $119 million for the three months ended March 31, 2010, an increase of $7 million, or 6%, from $112 million in the prior year period.

Net Revenues

Net revenues increased $11 million, or 2%, to $507 million for the three months ended March 31, 2010, primarily due to an increase in premiums.

Management and financial advice fees increased $3 million, or 30%, to $13 million for the three months ended March 31, 2010, due to higher fees on variable universal life (“VUL”) products driven by market appreciation.

Net investment income increased $3 million, or 3%, to $103 million for the three months ended March 31, 2010, primarily due to a $14 million increase in investment income earned on fixed maturity securities compared to the prior year period driven by higher investment yields and increased general account assets, partially offset by a $7 million decrease in net realized investment gains compared to the prior year period.

Premiums increased $10 million, or 4%, to $257 million for the three months ended March 31, 2010, due to growth in Auto and Home premiums driven by higher volumes. Auto and Home policy counts increased 9% period-over-period.

Expenses

Total expenses increased $4 million, or 1%, to $388 million for the three months ended March 31, 2010.

Benefits, claims, losses and settlement expenses increased $7 million, or 3%, to $236 million for the three months ended March 31, 2010, primarily driven by weather-related auto and home claims, offset by favorable life and disability income insurance claims.

Amortization of DAC decreased $9 million, or 15%, to $52 million for the three months ended March 31, 2010, primarily due to the unfavorable market impact in the prior year period.

Corporate & Other

Our Corporate & Other segment consists of net investment income on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues from various investments as well as unallocated corporate expenses.

The Corporate & Other segment also includes the results of operations of CIEs. For additional information on the required consolidation of CIEs and our presentation of results excluding CIEs, refer to our discussion within the Overview section above.

The following table presents the results of operations of our Corporate & Other segment:

	Three Months Ended March 31,
	2010			2009
			Earnings			Earnings	GAAP Earnings
	GAAP	Less:	Excluding	GAAP	Less:	Excluding	Excluding CIEs
	Earnings	CIEs	CIEs	Earnings	CIEs	CIEs	Change
	(in millions, unaudited)
Revenues
Net investment income (loss)	$79	$79	$—	$(20)	$1	$(21)	$21	100%
Other revenues	78	57	21	39	(12)	51	(30)	(59)
Total revenues	157	136	21	19	(11)	30	(9)	(30)
Banking and deposit interest expense	—	—	—	2	1	1	(1)	(100)
Total net revenues	157	136	21	17	(12)	29	(8)	(28)

Expenses
Distribution expenses	—	—	—	1	—	1	(1)	(100)
Interest and debt expense	64	40	24	26	—	26	(2)	(8)
General and administrative expense	40	14	26	28	2	26	—	—
Total expenses	104	54	50	55	2	53	(3)	(6)
Pretax income (loss)	53	82	(29)	(38)	(14)	(24)	(5)	(21)
Less: Net income (loss) attributable to noncontrolling interests	82	82	—	(14)	(14)	—	—	—
Pretax loss attributable to Ameriprise Financial	$(29)	$—	$(29)	$(24)	$—	$(24)	$(5)	(21)%

Our Corporate & Other segment pretax loss attributable to Ameriprise Financial was $29 million for the three months ended March 31, 2010 compared to $24 million in the prior year period.

Net revenues excluding CIEs decreased $8 million compared to the prior year period. Net investment loss excluding CIEs for the first quarter of 2009 reflects the transfer priced interest income allocated to the Annuities and Protection segments for maintaining excess liquidity. Other revenues excluding CIEs decreased $30 million compared to the prior year period due to a $50 million benefit in the first quarter of 2009 from repurchasing our junior notes at a discount, partially offset by a $20 million benefit from the payments related to the Reserve Funds matter in the first quarter of 2010.

Total expenses excluding CIEs decreased $3 million compared to the prior year period. Interest and debt expense excluding CIEs decreased $2 million compared to the prior year period. On March 11, 2010, we issued $750 million of 10-year senior notes with a 5.3% coupon. In addition, we swapped $1.4 billion of debt from fixed to floating, consistent with our asset-liability matching strategy.

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

The following table presents, as of March 31, 2010, our non-agency residential mortgage backed and asset backed securities backed by sub-prime, Alt-A or prime mortgage loans by credit rating and vintage year:

	AAA		AA		A		BBB		BB & Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(in millions)
Sub-prime
2003 & prior	$2	$2	$—	$—	$—	$—	$—	$—	$—	$—	$2	$2
2004	14	13	7	4	8	8	—	—	9	8	38	33
2005	60	58	48	47	17	16	8	8	18	13	151	142
2006	—	—	8	7	—	—	5	5	68	49	81	61
2007	—	—	—	—	5	5	—	—	6	1	11	6
2008	—	—	7	6	—	—	—	—	—	—	7	6
Re-Remic(1)	41	41	—	—	—	—	17	17	—	—	58	58
Total Sub-prime	$117	$114	$70	$64	$30	$29	$30	$30	$101	$71	$348	$308

Alt-A
2003 & prior	$20	$20	$—	$—	$—	$—	$—	$—	$—	$—	$20	$20
2004	12	12	62	56	21	18	11	6	17	7	123	99
2005	5	4	51	38	30	24	3	2	263	174	352	242
2006	—	—	2	2	—	—	—	—	175	110	177	112
2007	—	—	—	—	—	—	—	—	211	110	211	110
2008	—	—	—	—	—	—	—	—	—	—	—	—
Total Alt-A	$37	$36	$115	$96	$51	$42	$14	$8	$666	$401	$883	$583

Prime
2003 & prior	$270	$266	$—	$—	$—	$—	$—	$—	$—	$—	$270	$266
2004	72	72	27	25	33	32	33	29	22	7	187	165
2005	16	19	48	52	77	77	50	42	147	95	338	285
2006	20	22	—	—	6	2	33	37	4	3	63	64
2007	42	43	—	—	—	—	—	—	14	11	56	54
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	2,289	2,396	—	—	—	—	—	—	—	—	2,289	2,396
Total Prime	$2,709	$2,818	$75	$77	$116	$111	$116	$108	$187	$116	$3,203	$3,230

Grand Total	$2,863	$2,968	$260	$237	$197	$182	$160	$146	$954	$588	$4,434	$4,121

(1)  Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement on senior bonds is increased through the Re-Remic process. Total exposure to subordinate tranches was nil as of March 31, 2010.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2010. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $47 million, net of DAC and DSIC amortization and income taxes, based on March 31, 2010 credit spreads.

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during the first quarter of 2010. At March 31, 2010, we had $4.8 billion in cash and cash equivalents compared to $3.1 billion at December 31, 2009. We have additional liquidity available through an unsecured revolving credit facility for $750 million that expires in September 2010, which we anticipate re-establishing before expiration. Under the terms of the underlying credit agreement, we can increase this facility to $1.0 billion. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this credit facility and had $2 million of outstanding letters of credit at March 31, 2010.

In March 2010, we issued $750 million of 5.30% senior notes due 2020. A portion of the proceeds will be used to retire $340 million of debt maturing in November 2010. On April 30, 2010, we completed our acquisition of the long-term asset management business of Columbia Management. The total consideration paid, subject to post-closing adjustments, was approximately $1 billion and was funded through the use of cash on hand. Our subsidiaries, Ameriprise Bank, FSB and RiverSource Life, are members of the Federal Home Loan Bank (“FHLB”) of Des Moines, which provides these subsidiaries with access to collateralized borrowings. As of March 31, 2010, we had no borrowings from the FHLB. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

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

As of March 31, 2010, A.M. Best Company, Inc., Standard & Poor’s Ratings Services, and Fitch Ratings Ltd. retained negative outlooks on Ameriprise Financial, Inc. and RiverSource Life and the life insurance industry as a whole. Moody’s Investors Service changed their outlook on Ameriprise Financial, Inc. and RiverSource Life from negative to stable effective March 8, 2010. For information on how changes in our financial strength or credit ratings could affect our financial condition and results of operations, see the “Risk Factors” discussion included in Part I, Item 1A in our 2009 Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q.

Dividends from Subsidiaries

Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company (“ACC”), AMPF Holding Corporation, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, Inc. (“AFSI”) and our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. (“AEIS”), our auto and home insurance subsidiary, IDS Property Casualty Insurance Company (“IDS Property Casualty”), doing business as Ameriprise Auto & Home Insurance, Threadneedle, RiverSource Service Corporation and our investment advisory company, RiverSource Investments, LLC. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
	(in millions)
RiverSource Life(1)(2)	$3,324	$3,450	N/A	$803
RiverSource Life of NY(1)(2)	313	286	N/A	44
IDS Property Casualty(1)(3)	416	405	135	133
Ameriprise Insurance Company(1)(3)	46	46	2	2
ACC(4)(5)	228	293	208	231
Threadneedle(6)	215	201	146	155
Ameriprise Bank, FSB(7)	261	255	247	231
AFSI(3)(4)	133	79	1	1
Ameriprise Captive Insurance Company(3)	29	28	20	12
Ameriprise Trust Company(3)	39	36	36	32
AEIS(3)(4)	115	133	29	29
Securities America, Inc.(3)(4)	15	15	#	#
RiverSource Distributors, Inc.(3)(4)	40	41	#	#
RiverSource Fund Distributors, Inc.(3)(4)	18	13	#	#

#   Amounts are less than $1 million.

N/A Not Applicable.

(1)  Actual capital is determined on a statutory basis.

(2)  Regulatory capital requirement is based on the statutory risk-based capital filing.

(3)  Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of March 31, 2010 and December 31, 2009.

(4)  Actual capital is determined on an adjusted GAAP basis.

(5)  ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)  Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation.

(7)  Ameriprise Bank is required to hold capital in compliance with the Office of Thrift Supervision (“OTS”) regulations and policies, which currently require a Tier 1 (core) capital ratio of not less than 7.5%.

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

In the first quarter of 2010, the parent holding company received cash dividends from its subsidiaries of $530 million and contributed cash to its subsidiaries of $15 million. Of the dividends received, $425 million came from RiverSource Life. In the first quarter of 2009, the parent holding company received cash dividends from its subsidiaries of $1 million and contributed cash to its subsidiaries of $193 million.

Dividends Paid to Shareholders, Debt Repurchases and Share Repurchases

We paid regular quarterly cash dividends to our shareholders totaling $45 million and $37 million for the three months ended March 31, 2010 and 2009, respectively. On April 26, 2010, our Board of Directors declared a quarterly cash dividend of $0.18 per common share. The dividend will be paid on May 21, 2010 to our shareholders of record at the close of business on May 7, 2010.

Our share repurchase program expired April 22, 2010. Since September 2008 through the expiration, we had suspended our stock repurchase program. Pursuant to the Amended and Restated Ameriprise Financial 2005 Incentive Compensation Plan, we reacquired 0.4 million shares of our common stock in the first quarter of 2010 through the surrender of restricted shares upon vesting and paid in the aggregate $15 million related to the holders’ income tax obligations on the vesting date.

In the first quarter of 2009, we extinguished $113 million principal amount of our junior notes. In the future, we may from time to time seek to retire or purchase additional outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise, without prior notice. Such repurchases, if any, will depend upon market conditions and other factors. The amounts involved could be material.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2010 was $131 million compared to net cash used in operating activities of $572 million for the three months ended March 31, 2009. In the first quarter of 2009, operating cash was reduced by $625 million due to a decrease in net cash collateral held related to derivative instruments, compared to a decrease of $265 million in the first quarter of 2010. In addition, in the first quarter of 2009, operating cash was reduced by $435 million due to purchases within our bond trading portfolio.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.

Net cash provided by investing activities for the three months ended March 31, 2010 was $839 million compared to net cash used in investing activities of $2.1 billion for the three months ended March 31, 2009. Cash used for purchases of Available-for-Sale securities decreased $2.0 billion and proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities increased $0.9 billion compared to the prior year period.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2010 was $759 million compared to $2.2 billion for the three months ended March 31, 2009, a decrease in cash of $1.5 billion. Net cash received from policyholder and contractholder account values decreased $1.9 billion compared to the prior year period primarily due to lower net inflows of fixed annuities. This decrease in cash was partially offset by cash received of $744 million from the issuance of our senior notes in March 2010, net of issuance costs.

Contractual Commitments

There have been no material changes to our contractual obligations disclosed in our 2009 10-K.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements disclosed in our 2009 10-K.

Forward-Looking Statements

This report contains forward-looking statements that reflect management’s plans, estimates and beliefs. Actual results could differ materially from those described in these forward-looking statements. Examples of such forward-looking statements include:

•      statements of the Company’s plans, intentions, expectations, objectives or goals, including those relating to asset flows, mass affluent and affluent client acquisition strategy, client retention, financial advisor retention, recruiting and enrollments, general and administrative costs; consolidated tax rate (including any expectations regarding the effectiveness or other terms of any regulatory change or interpretation applicable to the DRD), and excess capital position;

•      other statements about future economic performance, the performance of equity markets and interest rate variations and the economic performance of the United States and of global markets; and

•      statements of assumptions underlying such statements.

The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “forecast,” “on pace,” “project” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from such statements.

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

•      the ability of the Company to implement planned changes to its variable product asset allocation program and the effectiveness of those changes in improving the mitigation of basis risk;

•      effects of competition in the financial services industry and changes in product distribution mix and distribution channels;

•      changes to the Company’s reputation that may arise from employee or affiliated advisor misconduct, legal or regulatory actions, improper management of conflicts of interest or otherwise;

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

•      changes to the availability of liquidity and the Company’s credit capacity that may arise due to shifts in market conditions, the Company’s credit ratings and the overall availability of credit;

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

•      with respect to VIE pooled investments the Company has determined do not require consolidation under GAAP, the realization by the Company that it does not have the power over the VIE pooled investments or hold a variable interest in these investments for which the Company has the potential to receive significant benefits or the potential obligation to absorb significant losses;

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

Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of our 2009 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the “Quantitative and Qualitative Disclosures About Market Risk” discussion included as Part II, Item 7A of our 2009 10-K.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2010.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in Note 13 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Part I, Item 1A of our 2009 10-K sets forth information relating to the material risks and uncertainties that affect our business and common stock. In addition to those risk factors, we believe the following risk factor is also relevant to an understanding of our business, financial condition and results of operations.

Changes in accounting standards could have a material impact on our financial statements.

From time to time, the FASB, the SEC, and other regulators change the financial accounting and reporting standards governing the preparation of our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. These changes are difficult to predict and can materially impact how we record and report our financial condition and results of operations and other financial data, even in instances where they may not have an economic impact on our business.

For example, the FASB updated the accounting standard related to the required consolidation of certain VIEs, effective January 1, 2010. We adopted the accounting standard effective January 1, 2010 and recorded as a cumulative change in accounting principle an increase to appropriated retained earnings of consolidated investment entities and consolidated client assets and liabilities in VIEs onto our consolidated balance sheets that were not previously consolidated. While the economics of our business have not changed, the financial statements were impacted. See “Adoption of New Accounting Standards — Consolidation of Variable Interest Entities” in Note 2 to the Consolidated Financial Statements set forth in this report, which portion is incorporated herein by reference. Further revisions to this standard may have an additional impact on us, which cannot be predicted at this time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of 2010:

			(c)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

January 1 to January 31, 2010
Share repurchase program(1)	—	$—	—	$1,304,819,604
Employee transactions(2)	109,519	$39.58	N/A	N/A

February 1 to February 28, 2010
Share repurchase program(1)	—	$—	—	$1,304,819,604
Employee transactions(2)	285,880	$38.69	N/A	N/A

March 1 to March 31, 2010
Share repurchase program(1)	—	$—	—	$1,304,819,604
Employee transactions(2)	747	$40.64	N/A	N/A

Totals
Share repurchase program	—	$—	—
Employee transactions	396,146	$38.94	N/A
	396,146		—

(1)  On April 22, 2008, we announced that our Board of Directors authorized us to repurchase up to $1.5 billion worth of our common stock, which authorization expired April 22, 2010.

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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: May 4, 2010	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and Chief Financial Officer

Date: May 4, 2010	By	/s/ David K. Stewart
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

Exhibit	Description

3.1	Amended Restated Certificate of Incorporation of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 1-32525, filed on April 30, 2010).

3.2	Amended and Restated Bylaws of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, File No. 1-32525, filed on April 30, 2010).

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

10.1

Ameriprise Financial 2005 Incentive Compensation Plan, as amended and restated effective April 28, 2010 (incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Shareholders held on April 28, 2010, File No. 001-32525, filed on March 19, 2010).

10.2*	Ameriprise Financial Deferred Compensation Plan, as amended and restated effective April 1, 2010.

10.3*	Ameriprise Financial Supplemental Retirement Plan, as amended and restated effective April 1, 2010.

31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL: (i) Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009; (ii) Consolidated Balance Sheets at March 31, 2010 and December 31, 2009; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009; (iv) Consolidated Statements of Equity for the three months ended March 31, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

E-1