Form 10-Q
period 2010-06-30
AMERIPRISE FINANCIAL INC
filed 2010-08-04
CIK 820027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2010
Common Stock (par value $.01 per share)	251,048,544 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Management and financial advice fees	$955	$606	$1,729	$1,160
Distribution fees	453	351	844	662
Net investment income	654	511	1,244	929
Premiums	299	269	581	535
Other revenues	236	175	491	384
Total revenues	2,597	1,912	4,889	3,670
Banking and deposit interest expense	20	38	41	80
Total net revenues	2,577	1,874	4,848	3,590

Expenses
Distribution expenses	621	432	1,146	816
Interest credited to fixed accounts	231	237	459	442
Benefits, claims, losses and settlement expenses	298	587	652	687
Amortization of deferred acquisition costs	171	(125)	289	161
Interest and debt expense	74	28	138	54
General and administrative expense	716	600	1,337	1,181
Total expenses	2,111	1,759	4,021	3,341
Pretax income	466	115	827	249
Income tax provision	68	28	133	46
Net income	398	87	694	203
Less: Net income (loss) attributable to noncontrolling interests	139	(8)	221	(22)
Net income attributable to Ameriprise Financial	$259	$95	$473	$225

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic	$0.99	$0.41	$1.81	$1.00
Diluted	0.98	0.41	1.78	0.99

Weighted average common shares outstanding
Basic	261.1	228.8	260.9	225.6
Diluted	265.3	230.0	265.1	226.8
Cash dividends paid per common share	$0.18	$0.17	$0.35	$0.34

Supplemental Disclosures:
Net investment income:
Net investment income before impairment losses on securities	$655	$542	$1,275	$995
Total other-than-temporary impairment losses on securities	—	(30)	(32)	(55)
Portion of loss recognized in other comprehensive income	(1)	(1)	1	(11)
Net impairment losses recognized in net investment income	(1)	(31)	(31)	(66)
Net investment income	$654	$511	$1,244	$929

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash and cash equivalents	$3,827	$3,097
Investments	36,526	36,938
Separate account assets	58,029	58,129
Receivables	4,906	4,435
Deferred acquisition costs	4,123	4,334
Restricted and segregated cash	1,272	1,452
Other assets	5,643	4,286
Total assets before consolidated investment entities	114,326	112,671

Consolidated Investment Entities:
Cash	570	181
Investments, at fair value	5,437	36
Receivables (includes $45 and nil, respectively, at fair value)	92	49
Other assets, at fair value	685	833
Total assets of consolidated investment entities	6,784	1,099
Total assets	$121,110	$113,770

Liabilities and Equity Liabilities:
Future policy benefits and claims	$30,677	$30,886
Separate account liabilities	58,029	58,129
Customer deposits	8,421	8,554
Short-term borrowings	484	—
Long-term debt	2,684	1,868
Accounts payable and accrued expenses	1,050	918
Other liabilities	3,166	3,093
Total liabilities before consolidated investment entities	104,511	103,448

Consolidated Investment Entities:
Debt (includes $5,048 and nil, respectively, at fair value)	5,296	381
Accounts payable and accrued expenses	21	28
Other liabilities (includes $151 and $30, respectively, at fair value)	163	41
Total liabilities of consolidated investment entities	5,480	450
Total liabilities	109,991	103,898

Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 299,053,176 and 295,839,581, respectively)	3	3
Additional paid-in capital	5,869	5,748
Retained earnings	5,658	5,276
Appropriated retained earnings of consolidated investment entities	620	—
Treasury shares, at cost (47,014,926 and 40,744,090 shares, respectively)	(2,259)	(2,023)
Accumulated other comprehensive income, net of tax	607	265
Total Ameriprise Financial, Inc. shareholders’ equity	10,498	9,269
Noncontrolling interests	621	603
Total equity	11,119	9,872
Total liabilities and equity	$121,110	$113,770

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$694	$203
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Capitalization of deferred acquisition and sales inducement costs	(259)	(405)
Amortization of deferred acquisition and sales inducement costs	324	167
Depreciation, amortization and accretion, net	48	81
Deferred income tax expense	426	90
Share-based compensation	70	86
Net realized investment gains	(39)	(97)
Other-than-temporary impairments and provision for loan losses	35	82
Net (income) loss attributable to noncontrolling interests	(221)	22
Changes in operating assets and liabilities before consolidated investment entities:
Restricted and segregated cash	22	150
Trading securities and equity method investments, net	7	(327)
Future policy benefits and claims, net	54	379
Receivables	(490)	27
Brokerage deposits	(39)	(123)
Accounts payable and accrued expenses	83	(74)
Derivatives collateral, net	533	(1,588)
Other, net	(12)	(192)
Changes in operating assets and liabilities of consolidated investment entities	80	(27)
Net cash provided by (used in) operating activities	1,316	(1,546)

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	1,906	2,359
Maturities, sinking fund payments and calls	3,204	2,500
Purchases	(4,188)	(10,188)
Proceeds from sales and maturities of commercial mortgage loans	107	158
Funding of commercial mortgage loans	(82)	(57)
Proceeds from sales of other investments	92	28
Purchase of other investments	(40)	(10)
Purchase of investments by consolidated investment entities	(1,010)	—
Proceeds from sales and maturities of investments by consolidated investment entities	933	—
Return of capital in investments of consolidated investment entities	2	—
Purchase of land, buildings, equipment and software	(54)	(35)
Change in policy and certificate loans, net	(6)	13
Acquisitions	(866)	—
Change in consumer banking loans and credit card receivables, net	(196)	(52)
Other, net	(8)	3
Net cash used in investing activities	(206)	(5,281)

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(in millions)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	$554	$1,798
Maturities, withdrawals and cash surrenders	(1,120)	(1,780)
Change in other banking deposits	463	1,097
Policyholder and contractholder account values:
Consideration received	833	3,726
Net transfers (to) from separate accounts	(1,277)	239
Surrenders and other benefits	(692)	(1,224)
Deferred premium options, net	(77)	(6)
Proceeds from issuance of common stock	—	869
Issuances of debt, net of issuance costs	744	491
Repayments of debt	—	(87)
Change in short-term borrowings, net	484	—
Dividends paid to shareholders	(91)	(74)
Repurchase of common shares	(206)	(9)
Exercise of stock options	45	—
Excess tax benefits from share-based compensation	5	1
Borrowings of consolidated investment entities	30	41
Repayments of debt of consolidated investment entities	(50)	—
Noncontrolling interests investments in subsidiaries	29	2
Distributions to noncontrolling interests	(40)	(38)
Other, net	(2)	—
Net cash (used in) provided by financing activities	(368)	5,046

Effect of exchange rate changes on cash	(12)	22
Net increase (decrease) in cash and cash equivalents	730	(1,759)
Cash and cash equivalents at beginning of period	3,097	6,228
Cash and cash equivalents at end of period	$3,827	$4,469

Supplemental Disclosures:
Interest paid on debt before consolidated investment entities	$61	$58
Income taxes paid, net	53	3

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Ameriprise Financial, Inc.
					Appropriated
					Retained		Accumulated
					Earnings of		Other
	Number of		Additional		Consolidated		Comprehensive	Non-
	Outstanding	Common	Paid-In	Retained	Investment	Treasury	Income	controlling
	Shares	Shares	Capital	Earnings	Entities	Shares	(Loss)	Interests	Total
	(in millions, except share data)
Balances at January 1, 2009	216,510,699	$3	$4,688	$4,586	$—	$(2,012)	$(1,091)	$289	$6,463
Change in accounting principles, net of tax	—	—	—	132	—	—	(132)	—	—
Comprehensive income:
Net income (loss)	—	—	—	225	—	—	—	(22)	203
Other comprehensive income, net of tax:
Change in net unrealized securities losses	—	—	—	—	—	—	737	—	737
Change in noncredit related im-pairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	35	—	35
Change in net unrealized derivatives losses	—	—	—	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	—	—	—	66	33	99
Total comprehensive income									1,073
Issuance of common stock	36,000,000	—	869	—	—	—	—	—	869
Dividends paid to shareholders	—	—	—	(74)	—	—	—	—	(74)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(38)	(38)
Repurchase of common shares	(624,538)	—	—	—	—	(9)	—	—	(9)
Share-based compensation plans	3,152,251	—	84	—	—	—	—	—	84
Balances at June 30, 2009	255,038,412	$3	$5,641	$4,869	$—	$(2,021)	$(386)	$264	$8,370

Balances at January 1, 2010	255,095,491	$3	$5,748	$5,276	$—	$(2,023)	$265	$603	$9,872
Change in accounting principles	—	—	—	—	473	—	—	—	473
Comprehensive income:
Net income	—	—	—	473	—	—	—	221	694
Net income reclassified to appropriated retained earnings	—	—	—	—	147	—	—	(147)	—
Other comprehensive income, net of tax:
Change in net unrealized securities gains	—	—	—	—	—	—	379	—	379
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	2	—	2
Change in net unrealized derivatives gains	—	—	—	—	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	—	—	—	(37)	(45)	(82)
Total comprehensive income									991
Dividends paid to shareholders	—	—	—	(91)	—	—	—	—	(91)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	29	29
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(40)	(40)
Repurchase of common shares	(6,270,836)	—	—	—	—	(236)	—	—	(236)
Share-based compensation plans	3,213,595	—	121	—	—	—	—	—	121
Balances at June 30, 2010	252,038,250	$3	$5,869	$5,658	$620	$(2,259)	$607	$621	$11,119

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

1.  Basis of Presentation

Ameriprise Financial, Inc. is a holding company, which primarily conducts business through its subsidiaries to provide financial planning and products and services that are designed to be utilized as solutions for clients’ cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs. The Company’s foreign operations in the United Kingdom (“UK”) are conducted through its subsidiary, Threadneedle Asset Management Holdings Sàrl (“Threadneedle”).

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

The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. Except for the adjustments described below, all adjustments made were of a normal recurring nature.

In the second quarter of 2010, the Company made an adjustment for revisions to certain calculations in its valuation of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”), which resulted in increases to the DAC and DSIC balances and decreases to amortization of DAC and benefits expense totaling $33 million. The impact to net income attributable to Ameriprise Financial was $21 million.

In the second quarter of 2010, the Company purchased an additional $6 million ownership interest in Cofunds, a leading investment platform that provides distribution access to over 1,300 funds from over 90 UK fund managers. This additional investment increased the Company’s ownership percentage from 16% to 20%, and as a result, the Company adopted the equity method of accounting and recorded a retrospective adjustment to the investment balance, results of operations and retained earnings as if the equity method had been in effect during all previous periods in which the investment was held. The effect of the change to the Company’s prior period consolidated results of operations and financial condition was not material.

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

2.  Recent Accounting Pronouncements

Adoption of New Accounting Standards

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to the consolidation of VIEs. The standard amends the guidance on the determination of the primary beneficiary of a VIE from a quantitative model to a qualitative model and requires additional disclosures about an enterprise’s involvement in VIEs. Under the new qualitative model, the primary beneficiary must have both the power to direct the activities of the VIE and the obligation to absorb losses or the right to receive gains that could be potentially significant to the VIE. In February 2010, the FASB amended this guidance to defer application of the consolidation requirements for certain investment funds. The standards are effective for interim and annual reporting periods beginning after November 15, 2009. The Company adopted the standards effective January 1, 2010 and consolidated certain collateralized debt obligations (“CDOs”). As a result of the adoption, the Company recorded a $5.5 billion increase to assets and a $5.1 billion increase to liabilities. The difference between the fair value of the assets and liabilities of the CDOs was recorded as a cumulative effect increase of $473 million to appropriated retained earnings of consolidated investment entities. Such amounts are recorded as appropriated retained earnings as the CDO note holders, not Ameriprise Financial, ultimately will receive the benefits or absorb the losses associated with the assets and liabilities of the

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

CDOs. Subsequent to the adoption, the net change in fair value of the assets and liabilities of the CDOs will be recorded as net income (loss) attributable to noncontrolling interests and as an adjustment to appropriated retained earnings of consolidated investment entities. See Note 3 for additional information related to the application of the amended VIE consolidation model and the required disclosures.

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

Future Adoption of New Accounting Standards

Receivables

In July 2010, the FASB updated the accounting standards for disclosures about the credit quality of financing receivables and the allowance for credit losses. The standard requires additional disclosure related to the credit quality of financing receivables, troubled debt restructurings and significant purchases or sales of financing receivables during the period. The standard requires that these disclosures and existing disclosures be presented on a disaggregated basis, similar to the manner that the entity uses to evaluate its credit losses. Disclosures of information as of the end of a reporting period are effective for interim and annual periods ending after December 15, 2010 and disclosures of activity that occurred during a reporting period are effective for interim and annual periods beginning after December 15, 2010. The Company is currently evaluating the impact of the standard on its disclosures. The Company’s adoption of the standard will not impact its consolidated results of operations and financial condition.

How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments

In April 2010, the FASB updated the accounting standards regarding accounting for investment funds determined to be VIEs. Under this standard an insurance enterprise would not be required to consolidate a voting-interest investment fund when it

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

holds the majority of the voting interests of the fund through its separate accounts. In addition, the enterprise would not consider the interests held through separate accounts in evaluating its economic interests in a VIE, unless the separate account contract holder is a related party. The standard is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2010. The adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

The Company also provides investment advisory, distribution and other services to the RiverSource, Columbia, and Threadneedle mutual fund families. The Company has determined that consolidation is not required for these mutual funds.

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

The following tables reflect the impact of consolidated investment entities on the Consolidated Balance Sheet as of June 30, 2010 and the Consolidated Statements of Operations for the three and six months ended June 30, 2010:

	June 30, 2010
	Before	Consolidated
	Consolidation	Investment Entities	Eliminations	Total
	(in millions)

Total assets	$114,413	$6,784	$(87)	$121,110

Total liabilities	104,511	5,480	—	109,991
Total Ameriprise Financial shareholders’ equity	9,902	683	(87)	10,498
Noncontrolling interests equity	—	621	—	621
Total liabilities and equity	$114,413	$6,784	$(87)	$121,110

	Three Months Ended June 30, 2010
	Before	Consolidated
	Consolidation	Investment Entities	Eliminations	Total
	(in millions)

Total net revenues	$2,386	$201	$(10)	$2,577
Total expenses	2,059	62	(10)	2,111
Pretax income	327	139	—	466
Income tax provision	68	—	—	68
Net income	259	139	—	398
Net income attributable to noncontrolling interests	—	139	—	139
Net income attributable to Ameriprise Financial	$259	$—	$—	$259

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Six Months Ended June 30, 2010
	Before	Consolidated
	Consolidation	Investment Entities	Eliminations	Total
	(in millions)

Total net revenues	$4,530	$337	$(19)	$4,848
Total expenses	3,924	116	(19)	4,021
Pretax income	606	221	—	827
Income tax provision	133	—	—	133
Net income	473	221	—	694
Net income attributable to noncontrolling interests	—	221	—	221
Net income attributable to Ameriprise Financial	$473	$—	$—	$473

The following tables present the balances of assets and liabilities held by consolidated investment entities at June 30, 2010 measured at fair value on a recurring basis:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Corporate debt securities	$—	$442	$6	$448
Common stocks	2	56	—	58
Other structured investments	—	37	10	47
Syndicated loans	—	4,843	—	4,843
Trading securities	—	41	—	41
Total investments	2	5,419	16	5,437
Receivables	—	45	—	45
Other assets	—	3	682	685
Total assets at fair value	$2	$5,467	$698	$6,167
Liabilities
Debt	—	—	5,048	5,048
Other liabilities	—	151	—	151
Total liabilities at fair value	$—	$151	$5,048	$5,199

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Trading securities	$—	$36	$—	$36
Total investments	—	36	—	36
Other assets	—	2	831	833
Total assets at fair value	$—	$38	$831	$869
Liabilities
Other liabilities	—	30	—	30
Total liabilities at fair value	$—	$30	$—	$30

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30:

	2010								2009
	Corporate Debt Securities		Other Structured Investments		Other Assets		Debt		Other Assets
	(in millions)
Balance, April 1	$15		$6		$870		$(5,144)		$262
Cumulative effect of accounting change	—		—		—		—		—
Total gains (losses) included in:
Net income	(1	)(1)	(1	)(1)	(34	)(2)	77	(1)	(15	)(3)
Comprehensive income	—		—		(14)		—		39
Purchases, sales, issuances and settlements, net	(8)		5		(140)		19		55
Balance, June 30	$6		$10		$682		$(5,048)		$341

Changes in unrealized gains (losses) included in income relating to assets held at June 30	$—	(1)	$—	(1)	$(5	)(4)	$77	(1)	$(15	)(3)

(1)   Included in net investment income in the Consolidated Statements of Operations.

(2)   Represents a $33 million loss included in other revenues and a $1 million loss included in net investment income in the Consolidated Statements of Operations.

(3)   Included in other revenues in the Consolidated Statements of Operations.

(4)   Represents a $4 million loss included in other revenues and a $1 million loss included in net investment income in the Consolidated Statements of Operations.

	2010								2009
	Corporate Debt Securities		Other Structured Investments		Other Assets		Debt		Other Assets
	(in millions)
Balance, January 1	$—		$—		$831		$—		$287
Cumulative effect of accounting change	15		5		—		(4,962)		—
Total gains (losses) included in:
Net income	(1	)(1)	1	(1)	21	(2)	(106	)(1)	(34	)(3)
Comprehensive income	—		—		(64)		—		33
Purchases, sales, issuances and settlements, net	(8)		4		(106)		20		55
Balance, June 30	$6		$10		$682		$(5,048)		$341

Changes in unrealized gains (losses) included in income relating to assets held at June 30	$—	(1)	$1	(1)	$50	(4)	$(106	)(1)	$(29	)(3)

(1)   Included in net investment income in the Consolidated Statements of Operations.

(2)   Represents a $22 million gain included in other revenue and a $1 million loss included in net investment income in the Consolidated Statements of Operations.

(3)   Included in other revenues in the Consolidated Statements of Operations.

(4)   Represents a $51 million gain included in other revenues and a $1 million loss included in net investment income in the Consolidated Statements of Operations.

The Company has elected the fair value option within the consolidation standards issued June 2009 for the financial assets and liabilities of the consolidated CDOs. Management believes that the use of the fair value option better matches the changes in fair value of assets and liabilities related to the CDOs.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

securities is obtained from nationally-recognized pricing services and is classified as Level 2. See Note 10 for a description of the Company’s determination of the fair value of investments.

The following table presents the fair value and unpaid principal balance of assets and liabilities carried at fair value under the fair value option as of June 30, 2010:

(in millions)
Syndicated loans
Unpaid principal balance	$5,226
Excess unpaid principal over fair value	(383)
Fair value	$4,843

Fair value of loans more than 90 days past due	181
Fair value of loans in non-accrual status	162
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in non-accrual status or both	83
Debt
Unpaid principal balance	6,002
Excess unpaid principal over fair value	(954)
Carrying value at estimated fair value	$5,048

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

Total gains and losses recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $100 million and $128 million for the three months and six months ended June 30, 2010, respectively. The majority of the syndicated loans and debt have floating rates, as such changes in their fair values are primarily attributable to changes in credit spreads.

Debt of the consolidated investment entities and the stated interest rates as of June 30, 2010 were as follows:

	Carrying Value	Stated Interest Rate
	(in millions)
Debt of consolidated CDOs due 2012-2021	$5,048	1.0%
Floating rate revolving credit borrowings due 2014	183	5.9
Floating rate revolving credit borrowings due 2014	38	5.0
Floating rate revolving credit borrowings due 2015	27	4.9
Total	$5,296

The debt of the consolidated CDOs has both fixed and floating interest rates. The stated interest rate of the debt of consolidated CDOs is a weighted average rate based on the principal and stated interest rate according to the terms of each CDO structure, which range from 0% to 14.1%. The carrying value of the debt of the consolidated CDOs represents the fair value of the aggregate debt as of June 30, 2010. The carrying value of the floating rate revolving credit borrowings represent the outstanding principal amount of debt of certain consolidated pooled investment vehicles managed by Threadneedle. The fair value of this debt was $248 million as of June 30, 2010.

At June 30, 2010, future maturities of debt were as follows:

(in millions)
2011	$—
2012	21
2013	150
2014	221
2015	383
Thereafter	5,475
Total future maturities	$6,250

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

4.  Investments

The following is a summary of Ameriprise Financial investments:

	June 30, 2010	December 31, 2009
	(in millions)
Available-for-Sale securities, at fair value	$32,216	$32,546
Commercial mortgage loans, net	2,631	2,663
Trading securities	547	556
Policy loans	725	720
Other investments	407	453
Total	$36,526	$36,938

Available-for-Sale securities distributed by type were as follows:

	June 30, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$14,855	$1,279	$(56)	$16,078	$10
Residential mortgage backed securities	7,497	372	(396)	7,473	(149)
Commercial mortgage backed securities	4,369	314	(2)	4,681	—
Asset backed securities	1,921	90	(45)	1,966	(17)
State and municipal obligations	1,605	66	(63)	1,608	—
U.S. government and agencies obligations	168	10	—	178	—
Foreign government bonds and obligations	93	17	—	110	—
Common and preferred stocks	53	2	(7)	48	—
Other debt obligations	74	—	—	74	—
Total	$30,635	$2,150	$(569)	$32,216	$(156)

	December 31, 2009
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,336	$894	$(107)	$16,123	$12
Residential mortgage backed securities	8,050	218	(498)	7,770	(152)
Commercial mortgage backed securities	4,437	196	(20)	4,613	—
Asset backed securities	1,984	72	(62)	1,994	(18)
State and municipal obligations	1,472	21	(76)	1,417	—
U.S. government and agencies obligations	379	9	(1)	387	—
Foreign government bonds and obligations	95	14	(1)	108	—
Common and preferred stocks	52	1	(10)	43	—
Other structured investments	22	36	—	58	21
Other debt obligations	33	—	—	33	—
Total	$31,860	$1,461	$(775)	$32,546	$(137)

(1)   Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Income. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

At both June 30, 2010 and December 31, 2009, fixed maturity securities comprised approximately 88% of Ameriprise Financial investments. These securities were rated by Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”), except for approximately $1.3 billion and $1.2 billion of securities at June 30, 2010 and December 31, 2009, respectively, which were rated by the Company’s internal analysts using criteria similar to Moody’s, S&P and Fitch. Ratings on fixed maturity securities are presented using the median of ratings from Moody’s, S&P and Fitch. If only two of the ratings are available, the lower rating is used. A summary of fixed maturity securities by rating was as follows:

	June 30, 2010			December 31, 2009
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$12,367	$13,091	41%	$13,003	$13,396	41%
AA	1,746	1,840	6	1,616	1,601	5
A	4,329	4,579	14	4,778	4,910	15
BBB	10,019	10,900	34	10,261	10,802	33
Below investment grade	2,121	1,758	5	2,150	1,794	6
Total fixed maturities	$30,582	$32,168	100%	$31,808	$32,503	100%

At June 30, 2010 and December 31, 2009, approximately 31% and 34%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2010
	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in millions, except number of securities)
Corporate debt securities	89	$471	$(17)	91	$651	$(39)	180	$1,122	$(56)
Residential mortgage backed securities	39	533	(6)	165	809	(390)	204	1,342	(396)
Commercial mortgage backed securities	14	76	—	3	40	(2)	17	116	(2)
Asset backed securities	14	143	(3)	33	160	(42)	47	303	(45)
State and municipal obligations	30	112	(1)	114	355	(62)	144	467	(63)
U.S. government and agencies obligations	1	43	—	—	—	—	1	43	—
Foreign government bonds and obligations	2	1	—	—	—	—	2	1	—
Common and preferred stocks	2	—	—	3	43	(7)	5	43	(7)
Other structured investments	—	—	—	6	—	—	6	—	—
Total	191	$1,379	$(27)	415	$2,058	$(542)	606	$3,437	$(569)

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2009
	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in millions, except number of securities)
Corporate debt securities	139	$1,095	$(18)	193	$1,368	$(89)	332	$2,463	$(107)
Residential mortgage backed securities	80	1,566	(51)	172	904	(447)	252	2,470	(498)
Commercial mortgage backed securities	37	373	(4)	36	348	(16)	73	721	(20)
Asset backed securities	16	126	(3)	38	207	(59)	54	333	(62)
State and municipal obligations	64	318	(10)	135	389	(66)	199	707	(76)
U.S. government and agencies obligations	5	133	(1)	—	—	—	5	133	(1)
Foreign government bonds and obligations	—	—	—	2	4	(1)	2	4	(1)
Common and preferred stocks	2	—	—	3	39	(10)	5	39	(10)
Other structured investments	—	—	—	6	—	—	6	—	—
Total	343	$3,611	$(87)	585	$3,259	$(688)	928	$6,870	$(775)

As part of Ameriprise Financial’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to credit spreads. The primary driver of lower unrealized losses at June 30, 2010 was the decline of interest rates during the period.

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Beginning balance of credit losses on securities held for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$290	$282	$263	$258
Additional amount related to credit losses for which an other-than-temporary impairment was not previously recognized	—	—	15	8
Reductions for securities sold during the period (realized)	—	(3)	—	(3)
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	1	31	13	47
Ending balance of credit losses on securities held as of June 30 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$291	$310	$291	$310

The change in net unrealized securities gains (losses) in other comprehensive income includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit other-than-temporary impairment losses to credit losses and (iii) other items primarily consisting of adjustments in asset and liability balances, such as DAC, DSIC, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

				Accumulated Other
	Net			Comprehensive Income
	Unrealized			(Loss) Related to Net
	Securities		Deferred	Unrealized Securities
	Gains (Losses)		Income Tax	Gains (Losses)
	(in millions)
Balance at January 1, 2009	$(1,478)		$517	$(961)
Cumulative effect of accounting change	(203	)(1)	71	(132)
Net unrealized securities gains arising during the period (3)	1,499		(525)	974
Reclassification of gains included in net income	(31)		11	(20)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(280)		98	(182)
Balance at June 30, 2009	$(493)		$172	$(321	)(2)

Balance at January 1, 2010	$474		$(164)	$310
Net unrealized securities gains arising during the period (3)	898		(315)	583
Reclassification of gains included in net income	(8)		3	(5)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(305)		107	(198)
Balance at June 30, 2010	$1,059		$(369)	$690	(2)

(1)   Amount represents the cumulative effect of adopting a new accounting standard on January 1, 2009.  See Note 2 for additional information on the adoption impact.

(2)   At June 30, 2010 and 2009, Accumulated Other Comprehensive Income Related to Net Unrealized Securities Gains included $(82) million and $(97) million, respectively, of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities.

(3)   Net unrealized securities gains arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Gross realized gains from sales	$7	$57	$40	$109
Gross realized losses from sales	—	(11)	(1)	(12)
Other-than-temporary impairments related to credit	(1)	(31)	(31)	(63)

The other-than-temporary impairments for the three months and six months ended June 30, 2010 primarily related to credit losses on non-agency residential mortgage backed securities. The other-than-temporary impairments for the three months and six months ended June 30, 2009 related to credit losses on non-agency residential mortgage backed securities and corporate debt securities primarily in the gaming industry.

Available-for-Sale securities by contractual maturity at June 30, 2010 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,714	$1,750
Due after one year through five years	6,176	6,496
Due after five years through 10 years	4,773	5,269
Due after 10 years	4,132	4,533
	16,795	18,048
Residential mortgage backed securities	7,497	7,473
Commercial mortgage backed securities	4,369	4,681
Asset backed securities	1,921	1,966
Common and preferred stocks	53	48
Total	$30,635	$32,216

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common and preferred stocks, were not included in the maturities distribution.

Trading Securities

Net recognized gains related to trading securities held at June 30, 2010 and 2009 were $9 million and $19 million, respectively, for the six months then ended.

5.  Deferred Acquisition Costs and Deferred Sales Inducement Costs

The balances of and changes in DAC were as follows:

	2010	2009
	(in millions)
Balance at January 1	$4,334	$4,383
Capitalization of acquisition costs	233	366
Amortization	(289)	(161)
Impact of change in net unrealized securities gains	(155)	(227)
Balance at June 30	$4,123	$4,361

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2010	2009
	(in millions)
Balance at January 1	$524	$518
Capitalization of sales inducement costs	26	39
Amortization	(35)	(6)
Impact of change in net unrealized securities gains	(22)	(33)
Balance at June 30	$493	$518

6.  Future Policy Benefits and Claims and Separate Account Liabilities

Future policy benefits and claims consisted of the following:

	June 30, 2010	December 31, 2009
	(in millions)
Fixed annuities	$16,633	$16,558
Equity indexed annuities (“EIA”) accumulated host values	123	159
EIA embedded derivatives	3	9
Variable annuity fixed sub-accounts	4,918	6,127
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	842	204
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	247	100
Other variable annuity guarantees	14	12
Total annuities	22,780	23,169
Variable universal life (“VUL”)/ universal life (“UL”) insurance	2,643	2,595
Other life, disability income and long term care insurance	4,744	4,619
Auto, home and other insurance	392	380
Policy claims and other policyholders’ funds	118	123
Total	$30,677	$30,886

Separate account liabilities consisted of the following:

	June 30, 2010	December 31, 2009
	(in millions)
Variable annuity variable sub-accounts	$49,176	$48,982
VUL insurance variable sub-accounts	4,989	5,239
Other insurance variable sub-accounts	41	46
Threadneedle investment liabilities	3,823	3,862
Total	$58,029	$58,129

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

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	June 30, 2010				December 31, 2009
Variable Annuity Guarantees by Benefit Type(1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$31,381	$29,706	$1,420	62	$30,938	$28,415	$974	61
Five/six-year reset	12,781	10,209	1,117	62	13,919	11,223	929	61
One-year ratchet	6,839	6,311	1,030	63	7,081	6,400	873	63
Five-year ratchet	1,249	1,196	59	60	1,256	1,171	38	59
Other	528	497	120	67	549	516	95	67
Total — GMDB	$52,778	$47,919	$3,746	62	$53,743	$47,725	$2,909	61

GGU death benefit	$845	$783	$71	64	$853	$775	$70	63

GMIB	$559	$518	$158	64	$628	$582	$126	63
GMWB:
GMWB	$3,937	$3,913	$564	64	$4,196	$4,067	$454	64
GMWB for life	15,913	15,810	1,169	63	14,988	14,333	795	63
Total — GMWB	$19,850	$19,723	$1,733	63	$19,184	$18,400	$1,249	63

GMAB	$2,936	$2,924	$228	56	$2,926	$2,853	$153	56

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

Changes in additional liabilities were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Liability balance at January 1, 2009	$55	$12	$1,471	$367	$7
Incurred claims	12	(1)	(887)	(187)	6
Paid claims	(42)	—	—	—	(1)
Liability balance at June 30, 2009	$25	$11	$584	$180	$12

Liability balance at January 1, 2010	$6	$6	$204	$100	$15
Incurred claims	11	1	638	147	8
Paid claims	(10)	—	—	—	(3)
Liability balance at June 30, 2010	$7	$7	$842	$247	$20

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	June 30, 2010	December 31, 2009
	(in millions)
Mutual funds:
Equity	$28,605	$29,379
Bond	18,023	16,537
Other	2,397	2,889
Total mutual funds	$49,025	$48,805

8.  Customer Deposits

Customer deposits consisted of the following:

	June 30, 2010	December 31, 2009
	(in millions)
Fixed rate certificates	$2,575	$3,172
Stock market based certificates	841	852
Stock market embedded derivative reserve	11	26
Other	54	59
Less: accrued interest classified in other liabilities	(7)	(33)
Total investment certificate reserves	3,474	4,076
Brokerage deposits	1,855	1,894
Banking deposits	3,092	2,584
Total	$8,421	$8,554

9.  Debt

The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance			Stated Interest Rate
	June 30, 2010		December 31, 2009	June 30, 2010	December 31, 2009
	(in millions)
Senior notes due 2010	$340		$340	5.4%	5.4%
Senior notes due 2015	727	(1)	700	5.7	5.7
Senior notes due 2019	317	(1)	300	7.3	7.3
Senior notes due 2020	772	(1)	—	5.3	—
Senior notes due 2039	200		200	7.8	7.8
Junior subordinated notes due 2066	322		322	7.5	7.5
Municipal bond inverse floater certificates due 2021	6		6	0.3	0.3
Total long-term debt	2,684		1,868
Total short-term borrowings	484		—
Total	$3,168		$1,868

(1) Amounts include the fair value of associated fair value hedges on the Company’s long-term debt and any unamortized discounts.

Long-term debt

On March 11, 2010, Ameriprise Financial issued $750 million aggregate principal amount of unsecured senior notes which mature on March 15, 2020, and incurred debt issuance costs of $6 million. Interest payments are due semi-annually in arrears on March 15 and September 15, commencing September 15, 2010.

During the six months ended June 30, 2009, Ameriprise Financial extinguished $135 million aggregate principal amount of its junior subordinated notes due 2066 in open market transactions and recognized a gain of $57 million in other revenues.

Short-term borrowings

During 2010, the Company entered into repurchase agreements in exchange for cash, which it accounts for as a secured borrowing. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities, agency residential mortgage backed securities and corporate debt securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged, which are recorded in investments, was $549 million at June 30, 2010. The

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

amount of the Company’s liability as of June 30, 2010 was $491 million, consisting of $484 million recorded in short-term borrowings for the repurchase agreements and $7 million recorded in other liabilities for accrued interest and cash collateral posted by counterparties. The weighted average interest rate on the repurchase agreements was 0.54% as of June 30, 2010.

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

Investments (Trading Securities and Available-for-Sale Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques. Level 1 securities include U.S. Treasuries and seed money in funds traded in active markets. Level 2 securities include agency mortgage backed securities, commercial mortgage backed securities, asset backed securities, municipal and corporate bonds, U.S. and foreign government and agency securities, and seed money and other investments in certain hedge funds. The fair value of these Level 2 securities is based on a market approach with prices obtained from nationally-recognized pricing services. Observable inputs used to value these securities can include: reported trades, benchmark yields, issuer spreads and broker/dealer quotes. Level 3 securities include non-agency residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, corporate bonds and seed money in property funds. The fair value of these Level 3 securities is typically based on a single broker quote, except for the valuation of non-agency residential mortgage backed securities.  The Company believes the market for non-agency residential mortgage backed securities is inactive and effective March 31, 2010, the Company returned to using prices from nationally-recognized pricing services to determine the fair value of non-agency residential mortgage backed securities because the difference between these prices and the results of the Company’s discounted cash flows was not significant.

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

Other Assets

Derivatives that are measured using quoted prices in active markets, such as foreign exchange forwards, or derivatives that are exchanged-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and options. Derivatives that are valued using pricing models that have significant unobservable inputs are classified as Level 3 measurements.

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

Other Liabilities

Derivatives that are measured using quoted prices in active markets, such as foreign exchange forwards, or derivatives that are exchanged-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and options.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$103	$3,493	$—	$3,596
Available-for-Sale securities:
Corporate debt securities	—	14,835	1,243	16,078
Residential mortgage backed securities	—	3,300	4,173	7,473
Commercial mortgage backed securities	—	4,537	144	4,681
Asset backed securities	—	1,524	442	1,966
State and municipal obligations	—	1,608	—	1,608
U.S. government and agencies obligations	21	157	—	178
Foreign government bonds and obligations	—	110	—	110
Common and preferred stocks	—	44	4	48
Other debt obligations	—	74	—	74
Total Available-for-Sale securities	21	26,189	6,006	32,216
Trading securities:
Seed money	103	64	18	185
Investments segregated for regulatory purposes	5	10	—	15
Other	—	343	—	343
Total Trading securities	108	417	18	543
Separate account assets	—	58,029	—	58,029
Other assets:
Interest rate derivatives	—	509	—	509
Equity derivatives	—	1,050	—	1,050
Other	2	2	1	5
Total Other assets	2	1,561	1	1,564
Total assets at fair value	$234	$89,689	$6,025	$95,948

Liabilities
Future policy benefits and claims:
EIA embedded derivatives	$—	$3	$—	$3
GMWB and GMAB embedded derivatives	—	—	1,083	1,083
Total Future policy benefits and claims	—	3	1,083	1,086
Customer deposits	—	11	—	11
Other liabilities:
Interest rate derivatives	—	278	—	278
Equity derivatives	—	421	—	421
Credit derivatives	—	10	—	10
Other	—	4	—	4
Total Other liabilities	—	713	—	713
Total liabilities at fair value	$—	$727	$1,083	$1,810

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$57	$2,733	$—	$2,790
Available-for-Sale securities:
Corporate debt securities	—	14,871	1,252	16,123
Residential mortgage backed securities	—	3,788	3,982	7,770
Commercial mortgage backed securities	—	4,541	72	4,613
Asset backed securities	—	1,539	455	1,994
State and municipal obligations	—	1,417	—	1,417
U.S. government and agencies obligations	64	323	—	387
Foreign government bonds and obligations	—	108	—	108
Common and preferred stocks	—	39	4	43
Other structured investments	—	—	58	58
Other debt obligations	—	33	—	33
Total Available-for-Sale securities	64	26,659	5,823	32,546
Trading securities	101	436	16	553
Separate account assets	—	58,129	—	58,129
Other assets	1	815	—	816
Total assets at fair value	$223	$88,772	$5,839	$94,834

Liabilities
Future policy benefits and claims	$—	$9	$299	$308
Customer deposits	—	26	—	26
Other liabilities	1	937	—	938
Total liabilities at fair value	$1	$972	$299	$1,272

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

		Total Gains (Losses)			Purchases,
		Included in			Sales,
	Balance,			Other	Issuances	Transfers		Balance,
	April 1,	Net		Comprehensive	and	In/(Out) of		June 30,
	2010	Income		Income	Settlements, Net	Level 3		2010
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,258	$1		$24	$(40)	$—		$1,243
Residential mortgage backed securities	3,885	21		120	147	—		4,173
Commercial mortgage backed securities	80	1		1	62	—		144
Asset backed securities	459	4		10	(8)	(23)		442
Common and preferred stocks	4	—		—	—	—		4
Total Available-for-Sale securities	5,686	27	(1)	155	161	(23	)(3)	6,006

Trading securities	16	1	(1)	—	1	—		18
Other assets	—	1	(1)	—	—	—		1
Future policy benefits and claims:
GMWB and GMAB embedded derivatives	(193)	(851	)(2)	—	(39)	—		(1,083)

(1)	Included in net investment income in the Consolidated Statements of Operations.
(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
(3)	Represents a security transferred to Level 2 as the fair value is now obtained from a nationally-recognized pricing service. Previously, the fair value of the security was based on broker quotes.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

		Total Gains (Losses)			Purchases,
		Included in			Sales,
	Balance,			Other	Issuances	Transfers	Balance,
	April 1,	Net		Comprehensive	and	In/(Out) of	June 30,
	2009	Income		Income	Settlements, Net	Level 3	2009
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,088	$—		$54	$36	$—	$1,178
Residential mortgage backed securities	2,734	20		102	595	—	3,451
Commercial mortgage backed securities	3	—		—	61	—	64
Asset backed securities	286	7		1	85	—	379
Common and preferred stocks	10	—		—	—	—	10
Other structured investments	38	—		13	(2)	—	49
Other debt obligations	5	—		—	(5)	—	—
Total Available-for-Sale securities	4,164	27	(1)	170	770	—	5,131

Trading securities	25	(5	)(1)	4	(1)	—	23
Other assets	125	(33	)(2)	—	(91)	—	1
Future policy benefits and claims	(1,516)	773	(2)	—	(16)	—	(759)

(1)	Included in net investment income in the Consolidated Statements of Operations.
(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred.

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities of Ameriprise Financial held at June 30 for the three months then ended:

	2010		2009
	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$—	$—	$—	$—
Residential mortgage backed securities	20	—	(5)	—
Commercial mortgage backed securities	1	—	—	—
Asset backed securities	4	—	2	—
Common and preferred stock	—	—	—	—
Other structured investments	—	—	—	—
Total Available-for-Sale securities	25	—	(3)	—
Trading securities	2	—	(3)	—
Other assets	—	—	—	—
Future policy benefits and claims	—	(852)	—	766

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

		Total Gains (Losses)			Purchases,
		Included in			Sales,
	Balance,			Other	Issuances	Transfers		Balance,
	January 1,	Net		Comprehensive	and	In/(Out) of		June 30,
	2010	Income		Income	Settlements, Net	Level 3		2010
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,252	$1		$43	$(53)	$—		$1,243
Residential mortgage backed securities	3,982	15		196	(20)	—		4,173
Commercial mortgage backed securities	72	1		10	61	—		144
Asset backed securities	455	8		28	(26)	(23)		442
Common and preferred stocks	4	—		—	—	—		4
Other structured investments	58	2		2	(62)	—		—
Total Available-for-Sale securities	5,823	27	(1)	279	(100)	(23	)(3)	6,006

Trading securities	16	2	(1)	(1)	1	—		18
Other assets	—	1	(1)	—	—	—		1
Future policy benefits and claims:
GMWB and GMAB embedded derivatives	(299)	(716	)(2)	—	(68)	—		(1,083)

(1)	Included in net investment income in the Consolidated Statements of Operations.
(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
(3)	Represents a security transferred to Level 2 as the fair value is now obtained from a nationally-recognized pricing service. Previously, the fair value of the security was based on broker quotes.

		Total Gains (Losses)			Purchases,
		Included in			Sales,
	Balance,			Other	Issuances	Transfers		Balance,
	January 1,	Net		Comprehensive	and	In/(Out) of		June 30,
	2009	Income		Income	Settlements, Net	Level 3		2009
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,120	$—		$79	$(7)	$(14)		$1,178
Residential mortgage backed securities	1,208	12		108	2,123	—		3,451
Commercial mortgage backed securities	3	—		—	61	—		64
Asset backed securities	222	9		(5)	153	—		379
Common and preferred stocks	10	—		—	—	—		10
Other structured investments	50	(3)		6	(4)	—		49
Other debt obligations	—	—		—	—	—		—
Total Available-for-Sale securities	2,613	18	(1)	188	2,326	(14	)(3)	5,131

Trading securities	30	(5	)(1)	3	(5)	—		23
Other assets	200	(36	)(2)	—	(163)	—		1
Future policy benefits and claims	(1,832)	1,104	(2)	—	(31)	—		(759)

(1)	Included in net investment income in the Consolidated Statements of Operations.
(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
(3)	Represents a security transferred to Level 2 as the fair value is now obtained from a nationally-recognized pricing service. Previously, the fair value of the security was based on broker quotes.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities of Ameriprise Financial held at June 30 for the six months then ended:

	2010		2009
	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$—	$—	$—	$—
Residential mortgage backed securities	15	—	(13)	—
Commercial mortgage backed securities	1	—	—	—
Asset backed securities	7	—	4	—
Common and preferred stock	—	—	—	—
Other structured investments	—	—	(3)	—
Total Available-for-Sale securities	23	—	(12)	—
Trading securities	2	—	(3)	—
Other assets	—	—	—	—
Future policy benefits and claims	—	(719)	—	1,088

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

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)		(in millions)
Financial Assets
Commercial mortgage loans, net	$2,631	$2,747	$2,663	$2,652
Policy loans	725	788	720	795
Receivables	1,725	1,329	1,387	1,055
Restricted and segregated cash	1,272	1,272	1,633	1,633
Other investments and assets	383	377	439	442
Financial Liabilities
Future policy benefits and claims	$15,449	$15,666	$15,540	$15,657
Investment certificate reserves	3,463	3,445	4,050	4,053
Banking and brokerage customer deposits	4,947	4,947	4,478	4,478
Separate account liabilities	4,180	4,180	4,268	4,268
Debt and other liabilities	3,306	3,471	2,365	2,407

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

The fair value of short-term borrowings is determined by discounting cash flows.  A nonperformance adjustment is not included as collateral requirements for these borrowings minimize the nonperformance risk.

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

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

	Balance	Asset		Balance	Liability
Derivatives designated	Sheet	June 30,	December 31,	Sheet	June 30,	December 31,
as hedging instruments	Location	2010	2009	Location	2010	2009
		(in millions)			(in millions)
Cash flow hedges
Interest on debt	Other assets	$—	$19		$—	$—
Asset-based distribution fees	Other assets	10	—		—	—

Fair value hedges
Fixed rate debt	Other assets	74	—		—	—
Total qualifying hedges		84	19		—	—

Derivatives not designated as hedging instruments
Interest rate
GMWB and GMAB	Other assets	425	176	Other liabilities	278	280
Interest rate lock commitments	Other assets	—	1		—	—
Equity
GMWB and GMAB	Other assets	1,012	425	Other liabilities	388	474
GMDB	Other assets	1	—	Other liabilities	—	2
EIA	Other assets	—	2		—	—
EIA embedded derivatives		—	—	Future policy benefits and claims	3	9
Stock market certificates	Other assets	37	166	Other liabilities	27	141
Stock market certificates embedded derivatives		—	—	Customer deposits	11	26
Seed money		—	—	Other liabilities	—	1
P2 deferral plan		—	—	Other liabilities	6	—
Credit
GMWB and GMAB	Other assets	—	12	Other liabilities	10	—
Foreign exchange
Seed money	Other assets	2	—		—	—
Other
GMWB and GMAB embedded derivatives(1)		—	—	Future policy benefits and claims	1,083	299
Total non-designated		1,477	782		1,806	1,232

Total derivatives		$1,561	$801		$1,806	$1,232

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

		Amount of Gain (Loss) on
		Derivatives Recognized in Income
		Three Months Ended		Six Months Ended
Derivatives not designated as	Location of Gain (Loss) on	June 30,		June 30,
hedging instruments	Derivatives Recognized in Income	2010	2009	2010	2009
		(in millions)
Interest rate
GMWB and GMAB	Benefits, claims, losses and settlement expenses	$185	$(262)	$211	$(385)
Equity
GMWB and GMAB	Benefits, claims, losses and settlement expenses	747	(851)	574	(790)
GMDB	Benefits, claims, losses and settlement expenses	8	—	5	—
EIA	Interest credited to fixed accounts	(1)	—	—	(2)
EIA embedded derivatives	Interest credited to fixed accounts	4	—	6	1
Stock market certificates	Banking and deposit interest expense	(5)	4	(2)	1
Stock market certificates embedded derivatives	Banking and deposit interest expense	5	(5)	2	(5)
Seed money	Net investment income	5	(10)	3	—
Credit
GMWB and GMAB	Benefits, claims, losses and settlement expenses	(20)	(22)	(30)	(22)
Foreign exchange
Seed money	General and administrative expense	(1)	(4)	1	(1)
Other
GMWB and GMAB embedded derivatives	Benefits, claims, losses and settlement expenses	(890)	757	(784)	1,073
Total		$37	$(393)	$(14)	$(130)

The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.

The majority of the Company’s annuity contracts contain GMDB provisions, which may result in a death benefit payable that exceeds the contract accumulation value when market values of customers’ accounts decline. Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of considerations received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions using various equity futures, equity options, total return swaps, interest rate swaptions, interest rate swaps and credit default swaps. In 2009, the Company entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written previously in 2009. At June 30, 2010, the gross notional amount of these contracts was $45.3 billion and $74 million for the Company’s GMWB and GMAB provisions and GMDB provisions, respectively. At December 31, 2009, the gross notional amount of these contracts was $38.7 billion and $77 million for the Company’s GMWB and GMAB provisions and GMDB provisions, respectively. The premium associated with certain of the above options is paid or received semi-annually over the life of the option contract.

The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2010(1)	$118	$2
2011	228	4
2012	208	3
2013	185	2
2014	160	1
2015-2024	530	4

(1) 2010 amounts represent the amounts payable and receivable for the period from July 1, 2010 to December 31, 2010.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

Equity indexed annuities and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to equity indexed annuities and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and occasionally enters into futures contracts. The gross notional amount of these derivative contracts was $1.6 billion at June 30, 2010 and December 31, 2009.

The Company enters into forward contracts, futures and total return swaps to manage its exposure to price risk arising from seed money investments made in proprietary investment products. The gross notional amount of these contracts was $165 million and $191 million at June 30, 2010 and December 31, 2009, respectively.

The Company enters into foreign currency forward contracts to economically hedge its exposure to certain receivables and obligations denominated in non-functional currencies. The gross notional amount of these contracts was $18 million and $7 million at June 30, 2010 and December 31, 2009, respectively.

In the first quarter of 2010, the Company entered into a total return swap to economically hedge its exposure to equity price risk of Ameriprise Financial, Inc. common stock granted as part of its Deferred Equity Program for Independent Financial Advisors. As part of the contract, the Company expects to cash settle the difference between the value of a fixed number of shares at the contract date (which may be increased from time to time) and the value of those shares over an unwind period ending on December 31, 2010. The gross notional value of this contract was $25 million at June 30, 2010.

Embedded Derivatives

Certain annuities contain GMAB and non-life contingent GMWB provisions, which are considered embedded derivatives. In addition, the equity component of the equity indexed annuity and stock market investment certificate product obligations are also considered embedded derivatives. These embedded derivatives are bifurcated from their host contracts and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. As noted above, the Company uses derivatives to mitigate the financial statement impact of these embedded derivatives.

Cash Flow Hedges

The Company has designated and accounts for the following as cash flow hedges: (i) interest rate swaps to hedge certain asset-based distribution fees (ii) interest rate swaps to hedge interest rate exposure on debt, (iii) interest rate lock agreements to hedge interest rate exposure on debt issuances and (iv) swaptions used to hedge the risk of increasing interest rates on forecasted fixed premium product sales.

Amounts associated with the effective portion of designated cash flow hedges are recorded in accumulated other comprehensive income. The Company reclassifies these amounts into earnings as the forecasted transactions impact earnings. Any ineffectiveness is recorded in earnings immediately. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, any amount recorded in accumulated other comprehensive income attributable to the hedging relationship will be reclassified to earnings over the period that the forecasted transactions are expected to occur. If the forecasted transactions are no longer probable of occurring, hedge accounting will cease and amounts previously recorded in accumulated other comprehensive income will be reclassified to earnings immediately. At June 30, 2010 the Company had $1 million of net unrealized gains recorded in accumulated other comprehensive income.

At June 30, 2010, the Company expects to reclassify net pretax gains of $6 million that will be recorded as a reduction to interest and debt expense, offset by net pretax losses of $6 million that will be recorded in net investment income in the next 12 months.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

No hedge relationships were discontinued during the periods ended June 30, 2010 and 2009 due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the three months and six months ended June 30, 2010 and 2009,  amounts recognized in earnings related to cash flow hedges due to ineffectiveness were immaterial. The following table shows the impact of the effective portion of the Company’s cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity for the periods ended June 30, 2010 and 2009:

	Amount of Gain (Loss) Recognized in
	Other Comprehensive Income on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as hedging instruments	2010	2009	2010	2009
	(in millions)
Cash flow hedges
Interest on debt	$—	$—	$(10)	$—
Asset-based distribution fees	9	—	9	—
Total	$9	$—	$(1)	$—

	Amount of Gain (Loss) Reclassified from
	Accumulated Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated	Three Months Ended June 30,		Six Months Ended June 30,
Other Comprehensive Income into Income	2010	2009	2010	2009
	(in millions)
Interest and debt expense	$2	$2	$4	$4
Net investment income	(1)	(1)	(3)	(3)
Total	$1	$1	$1	$1

Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 25 years and relates to forecasted debt interest payments.

Fair Value Hedges

During the first quarter of 2010, the Company entered into and designated three interest rate swaps to convert senior notes due 2015, 2019 and 2020 from fixed rate debt to floating rate debt. The swaps have identical terms as the underlying debt being hedged so no ineffectiveness is expected to be realized. The Company recognizes gains and losses on the derivatives and the related hedged items within interest and debt expense. The following table shows the amounts recognized in income for the periods ended June 30, 2010:

		Amount of Gain Recognized in Income on Derivative
Derivatives designated	Location of Gain	Three Months Ended	Six Months Ended
as hedging instruments	Recorded into Income	June 30, 2010	June 30, 2010
		(in millions)
Fair Value hedges
Fixed rate debt	Interest and debt expense	$—	$6
Total		$—	$6

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of June 30, 2010 and December 31, 2009, the Company held $480 million and $103 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral the Company is obligated to return to counterparties. As of June 30, 2010 and December 31, 2009, the Company had accepted additional collateral consisting of various securities with a fair value of $83 million and $22 million, respectively, which are not reflected on the Consolidated Balance Sheets. As of June 30, 2010 and December 31, 2009, the Company’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $303 million and $83 million, respectively.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Certain of the Company’s derivative instruments contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At June 30, 2010 and December 31, 2009, the aggregate fair value of all derivative instruments in a net liability position containing such credit risk features was $38 million and $297 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2010 and December 31, 2009 was $34 million and $269 million, respectively. If the credit risk features of derivative contracts that were in a net liability position at June 30, 2010 and December 31, 2009 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been $4 million and $28 million, respectively.

12.  Income Taxes

The Company’s effective tax rates were 14.6% and 24.4% for the three months ended June 30, 2010 and 2009, respectively. The Company’s effective tax rates were 16.1% and 18.4% for the six months ended June 30, 2010 and 2009, respectively. The decrease in the effective tax rate primarily reflects benefits from tax planning and completion of certain audits which offset the impact of an increase in pretax income relative to tax advantaged items for the three months and six months ended June 30, 2010.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of June 30, 2010 and December 31, 2009.

Included in the Company’s deferred income tax assets are tax benefits related to net operating loss carryforwards of $35 million which will expire beginning December 31, 2025. As a result of the Company’s ability to file a consolidated U.S. federal income tax return including the Company’s life insurance subsidiaries in 2010, as well as the expected level of taxable income, management believes the Company’s tax credit carryforwards will be utilized in the current year and therefore are reflected in the current tax accounts and not reflected as a deferred tax asset.

As of June 30, 2010 and December 31, 2009, the Company had $34 million of gross unrecognized tax benefits and $33 million of gross unrecognized tax expense, respectively. If recognized, approximately $64 million and $81 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2010 and December 31, 2009, respectively, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net reduction of $10 million and $20 million in interest and penalties for the three months and six months ended June 30, 2010, respectively. At June 30, 2010 and December 31, 2009, the Company had a receivable of $32 million and $12 million, respectively, related to accrued interest and penalties.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $10 million to $15 million in the next 12 months.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”), as part of the overall examination of the American Express Company consolidated return, completed its field examination of the Company’s U.S. income tax returns for 1997 through 2002 during 2008 and completed its field examination of 2003 through 2004 in the third quarter of 2009. However,

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

for federal income tax purposes these years continue to remain open as a consequence of certain issues under appeal. In the fourth quarter of 2008, the IRS commenced an examination of the Company’s U.S. income tax returns for 2005 through 2007, of which the second stub period 2005 through 2007 for the non-life group, and 2006 through 2007 for the life group was completed in the second quarter of 2010. The first stub 2005 period for the non-life group and the full year 2005 for the life group is expected to be completed in the third quarter of 2010. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2008.

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

13.   Guarantees and Contingencies

Guarantees

Certain property fund limited partnerships that the Company consolidates have floating rate revolving credit borrowings of $248 million as of June 30, 2010. Certain Threadneedle subsidiaries guarantee the repayment of outstanding borrowings up to the value of the assets of the partnerships. The debt is secured by the assets of the partnerships and there is no recourse to Ameriprise Financial.

Owing to conditions then-prevailing in the credit markets and the isolated defaults of unaffiliated structured investment vehicles held in the portfolios of money market funds advised by its Columbia Management Investment Advisers, LLC subsidiary (the “2a-7 Funds”), the Company closely monitored the net asset value of the 2a-7 Funds during 2008 and through the date of this report and, as circumstances warranted from time to time, injected capital into one or more of the 2a-7 Funds. Management believes that the market conditions which gave rise to those circumstances have significantly diminished. The Company has not provided a formal capital support agreement or net asset value guarantee to any of the 2a-7 Funds.

Contingencies

The Company and its subsidiaries are involved in the normal course of business in legal, regulatory and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of its activities as a diversified financial services firm. These include proceedings specific to the Company as well as proceedings generally applicable to business practices in the industries in which it operates. The Company can also be subject to litigation arising out of its general business activities, such as its investments, contracts, leases and employment relationships. Uncertain economic conditions heightened volatility in the financial markets, such as those which have been experienced from the latter part of 2007 through 2009, and significant recently enacted financial reform legislation may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the financial services industry generally.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

These legal and regulatory proceedings and disputes are subject to uncertainties and, as such, the Company is unable to estimate the possible loss or range of loss that may result. An adverse outcome in one or more of these proceedings could result in adverse judgments, settlements, fines, penalties or other relief, in addition to further claims, examinations or adverse publicity that could have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Certain legal and regulatory proceedings are described below.

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona, and was later transferred to the United States District Court for the District of Minnesota. The plaintiffs alleged that they were investors in several of the Company’s mutual funds and they purported to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940 (the ‘40 Act). The plaintiffs alleged that fees allegedly paid to the defendants by the funds for investment advisory and administrative services were excessive. Plaintiffs seek an order declaring that defendants have violated the ‘40 Act and awarding unspecified damages including excessive fees allegedly paid plus interest and other costs. On July 6, 2007, the district court granted the Company’s motion for summary judgment, dismissing all claims with prejudice. Plaintiffs appealed the district court’s decision, and on April 8, 2009, the U.S. Court of Appeals for the Eighth Circuit reversed the district court’s decision, and remanded the case for further proceedings. The Company filed with the United States Supreme Court a Petition for Writ of Certiorari to review the judgment of the Court of Appeals in this case in light of the Supreme Court’s anticipated review of a similar excessive fee case captioned Jones v. Harris Associates. On March 30, 2010, the Supreme Court issued its ruling in Jones v. Harris Associates, and on April 5, 2010, the Supreme Court vacated the Eighth Circuit’s decision in this case and remanded it to the Eighth Circuit for further consideration in light of the Supreme Court’s decision in Jones v. Harris Associates. Without any further briefing or argument, on June 4, 2010, the Eighth Circuit remanded the case to the district court for further consideration in light of the Supreme Court’s decision in Jones v. Harris Associates. The district court has ordered briefing and oral argument on the impact of the Jones v. Harris Associates decision. Opening briefs will be submitted September 1, 2010. Response briefs will be submitted September 15, 2010. Oral argument will be held September 22, 2010.

In July 2009, two issuers of private placement interests (Medical Capital Holdings, Inc./Medical Capital Corporation and affiliated corporations and Provident Shale Royalties, LLC and affiliated corporations) sold by the Company’s subsidiary Securities America, Inc. (“SAI”) were the subject of SEC actions against those entities and individuals associated with them, which has resulted in the filing of several putative class action lawsuits naming both SAI and Ameriprise Financial, and numerous FINRA arbitrations and state court actions naming SAI primarily but occasionally also naming Ameriprise Financial, as well as related regulatory inquiries. The putative class actions and arbitrations generally allege violations of state and/or federal securities laws in connection with SAI’s sales of these private placement interests. These actions were commenced in September 2009 and thereafter. Currently, five arbitrations have been scheduled for hearings later this year, in November and December 2010, with the other scheduled arbitration hearings set to begin in 2011 and 2012. Motions to dismiss have been filed or will be filed in all of the putative class actions. On January 26, 2010, the Commonwealth of Massachusetts filed an Administrative Complaint against SAI, and on February 16, 2010, SAI filed an Answer. At this time, an Administrative Hearing in this matter has been scheduled to commence on August 30, 2010. On April 15, 2010, four Medical Capital-related class actions were centralized and moved to the Central District of California by order of the United States Judicial Panel on Multidistrict Litigation under the caption “In re: Medical Capital Securities Litigation.” On June 23, 2010, another Medical Capital-related class action was ordered transferred to the Central District of California by the Judicial Panel on Multidistrict Litigation, and then on July 1, 2010, plaintiffs in that action voluntarily dismissed the action without prejudice. On June 3, 2010, the Judicial Panel on Multidistrict Litigation issued an order denying centralization of the Provident Shale-related class actions which remain pending in Texas and Idaho federal courts. On July 26, 2010, the court in the Texas Provident Shale class action granted the motion to dismiss as to the securities law claim against SAI, held that the securities law claim against Ameriprise Financial could not proceed without an underlying claim against SAI, and denied the motion as to the common law claim for breach of fiduciary duty in the absence of sufficient facts for determination of the issue. Plaintiffs in the Texas class action have until August 27, 2010 to amend their complaint one final time. On June 22, 2010, the Liquidating Trustee of the Provident Liquidating Trust filed an adversary action in the Provident bankruptcy proceeding naming SAI on behalf of both the Provident Liquidating Trust and a number of individual Provident investors who are alleged to have assigned their claims. The action by the Liquidating Trustee generally alleges the same types of claims as are alleged in the class actions as well as a claim under the Bankruptcy Code.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

14.  Earnings per Share Attributable to Ameriprise Financial Common Shareholders

The computations of basic and diluted earnings per share attributable to Ameriprise Financial common shareholders are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)
Numerator:
Net income attributable to Ameriprise Financial	$259	$95	$473	$225
Denominator:
Basic: Weighted-average common shares outstanding	261.1	228.8	260.9	225.6
Effect of potentially dilutive nonqualified stock options and other share-based awards and other share-based awards	4.2	1.2	4.2	1.2
Diluted: Weighted-average common shares outstanding	265.3	230.0	265.1	226.8
Earnings per share attributable to Ameriprise Financial common shareholders:
Basic	$0.99	$0.41	$1.81	$1.00
Diluted	0.98	0.41	1.78	0.99

15.  Segment Information

The Company’s five segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other.

The following is a summary of assets by segment:

	June 30, 2010	December 31, 2009
	(in millions)
Advice & Wealth Management	$11,009	$11,098
Asset Management	6,357	5,951
Annuities	77,227	77,037
Protection	16,953	16,758
Corporate & Other	9,564	2,926
Total assets	$121,110	$113,770

The following is a summary of segment operating results:

	Three Months Ended June 30, 2010
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
			(in millions)
Revenue from external customers	$766	$541	$581	$518	$191	$—	$2,597
Intersegment revenue	220	22	49	3	—	(294)	—
Total revenues	986	563	630	521	191	(294)	2,597
Banking and deposit interest expense	17	1	—	—	3	(1)	20
Net revenues	969	562	630	521	188	(293)	2,577
Pretax income	$85	$56	$133	$135	$57	$—	466
Income tax provision							68
Net income							398
Less: Net income attributable to noncontrolling interests							139
Net income attributable to Ameriprise Financial							$259

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended June 30, 2009
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
			(in millions)
Revenue from external customers	$617	$282	$545	$481	$(13)	$—	$1,912
Intersegment revenue	206	12	17	16	—	(251)	—
Total revenues	823	294	562	497	(13)	(251)	1,912
Banking and deposit interest expense	38	1	—	—	(1)	—	38
Net revenues	785	293	562	497	(12)	(251)	1,874
Pretax income (loss)	$(2)	$(12)	$94	$110	$(75)	$—	115
Income tax provision							28
Net income							87
Less: Net loss attributable to noncontrolling interests							(8)
Net income attributable to Ameriprise Financial							$95

	Six Months Ended June 30, 2010
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
			(in millions)
Revenue from external customers	$1,482	$892	$1,161	$1,008	$346	$—	$4,889
Intersegment revenue	404	41	71	20	2	(538)	—
Total revenues	1,886	933	1,232	1,028	348	(538)	4,889
Banking and deposit interest expense	38	1	—	—	3	(1)	41
Net revenues	1,848	932	1,232	1,028	345	(537)	4,848
Pretax income	$136	$74	$253	$254	$110	$—	827
Income tax provision							133
Net income							694
Less: Net income attributable to noncontrolling interests							221
Net income attributable to Ameriprise Financial							$473

	Six Months Ended June 30, 2009
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
			(in millions)
Revenue from external customers	$1,147	$532	$1,022	$964	$5	$—	$3,670
Intersegment revenue	443	22	32	29	1	(527)	—
Total revenues	1,590	554	1,054	993	6	(527)	3,670
Banking and deposit interest expense	79	1	—	—	1	(1)	80
Net revenues	1,511	553	1,054	993	5	(526)	3,590
Pretax income (loss)	$(63)	$(20)	$223	$222	$(113)	$—	249
Income tax provision							46
Net income							203
Less: Net loss attributable to noncontrolling interests							(22)
Net income attributable to Ameriprise Financial							$225

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

16.  Acquisition of Long-Term Asset Management Business of Columbia Management Group

On April 30, 2010, the Company acquired the long-term asset management business of Columbia Management from Bank of America for $927 million. This acquisition further enhances the scale and performance of the Company’s retail mutual fund and institutional management businesses.

The Company recorded indefinite lived intangible assets, including fund investment management contracts and trade names, of $672 million, definite lived intangible assets of $113 million, tangible assets, including prepaid expense and fixed assets, of $3 million, and deferred tax assets of $11 million. The remaining cost of $128 million was allocated to goodwill. Included in the purchase price is a $31 million payable which is expected to be settled with Bank of America in the fourth quarter of 2010 and $30 million of assumed liabilities. The assets, liabilities and goodwill recorded as part of the acquisition were allocated to the Company’s Asset Management segment. The Company is amortizing the definite lived intangible assets using a projected cash flow method.

Definite-lived intangible assets acquired during the three months ended June 30, 2010 were as follows:

	Amount Assigned	Weighted Average Amortization Period
	(in millions)	(in years)
Customer relationships	$68	10
Contracts	45	5
Total	$113	8

17.  Common Share Repurchases

In May 2010, the Company’s Board of Directors authorized the expenditure of up to $1.5 billion for the repurchase of the Company’s common stock through the date of its 2012 annual meeting. During the six months ended June 30, 2010, the Company repurchased a total of 5.7 million shares of its common stock for an aggregate cost of $220 million. There were no share repurchases during the six months ended June 30, 2009. As of June 30, 2010, the Company had $1.3 billion remaining under the share repurchase authorization.

The Company may also reacquire shares of its common stock under its 2005 ICP related to restricted stock awards. Restricted shares that are forfeited before the vesting period has lapsed are recorded as treasury shares. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations. These vested restricted shares reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. For the six months ended June 30, 2010 and 2009, the restricted shares forfeited under the 2005 ICP and recorded as treasury shares were 0.1 million and 0.2 million, respectively. For the six months ended June 30, 2010 and 2009, the Company reacquired 0.4 million shares of its common stock in each period through the surrender of restricted shares upon vesting and paid in the aggregate $16 million and $8 million, respectively, related to the holders’ income tax obligations on the vesting date.

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

Our multi-platform network of affiliated financial advisors is the primary means by which we develop personal relationships with retail clients. As of June 30, 2010, we had a network of 11,684 financial advisors and registered representatives (“affiliated financial advisors”). We refer to the affiliated financial advisors who use our brand name as our branded advisors, and those who do not use our brand name but who are affiliated as registered representatives of ours, as our unbranded advisors. The financial product solutions we offer through our affiliated advisors include both our own products and services and the products of other companies. Our branded advisor network is the primary distribution channel through which we offer our investment and annuity products and services, as well as a range of banking and protection products. Our asset management, annuity and Auto and Home protection products are also distributed through unaffiliated advisors and affinity relationships. We offer our branded advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in delivering advice and product solutions to clients. We support unaffiliated advisors with strong sales and service support and our solutions which they provide to clients. We believe our approach not only improves the products and services we provide to their clients, but allows us to reinvest in enhanced services for clients and increase support for financial advisors. Our integrated model of financial planning, diversified product manufacturing and affiliated and non-affiliated product distribution affords us a better understanding of our clients, which allows us to better manage the risk profile of our businesses. We believe our focus on meeting clients’ needs through personal financial planning results in more satisfied clients with deeper, longer lasting relationships with our company and a higher retention of experienced financial advisors.

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

We continue to establish Ameriprise Financial as a financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by our continued leadership in financial planning, a client retention percentage rate of 91%, and our status as a top ten ranked firm within core portions of each of our four main operating segments, including the size of our U.S. advisor force, long-term U.S. mutual fund assets, variable annuity sales and variable universal life (“VUL”) sales.

Equity price, credit market and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the “spread” income generated on our annuities, banking and deposit products and universal life (“UL”) insurance products, the value of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) assets associated with variable annuity and VUL products, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits. For additional information regarding our sensitivity to equity price and interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk.”

In June 2009, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to the required consolidation of certain variable interest entities (“VIEs”). We adopted the accounting standard effective January 1, 2010 and recorded as a cumulative change in accounting principle an increase to appropriated retained earnings of consolidated investment entities of $473 million and consolidated approximately $5.5 billion of client assets and $5.1 billion of liabilities in VIEs onto our Consolidated Balance Sheets that were not previously consolidated. Management views the VIE assets as client assets and the liabilities have recourse only to those assets. While the economics of our business have not changed, the financial statements were impacted. Prior to adoption, we consolidated certain property funds and hedge funds. These entities and the VIEs consolidated as of January 1, 2010, are defined as consolidated investment entities (“CIEs”). Changes in the valuation of the CIE assets and liabilities impact pretax income. The net income of the CIEs is reflected in net income attributable to noncontrolling interests. The results of operations of the CIEs are reflected in the Corporate & Other segment. On a consolidated basis, the management fees we earn for the services we provide to the CIEs and the related general and administrative expenses are eliminated and the changes in the assets and liabilities related to the CIEs, primarily debt and underlying bank loans, are reflected in net investment income. We continue to include the fees in the management and financial advice fees line within our Asset Management segment.

Management believes that operating measures, which exclude net realized gains/losses, integration charges and the impact of consolidating CIEs, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. Management uses certain of these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as operating measures. While the consolidation of the CIEs impacts our balance sheet and income statement, our exposure to these entities is unchanged and there is no impact to the underlying business results. The CIEs we manage have the following characteristics:

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

Our financial targets are:

•          Net operating revenue growth of 6% to 8%,

•          Operating earnings per diluted share growth of 12% to 15%, and

•          Operating return on equity excluding accumulated other comprehensive income of 12% to 15%.

On April 30, 2010, we acquired the long-term asset management business of Columbia Management from Bank of America for $927 million (the “Columbia Management Acquisition”). The acquisition further enhances the scale and performance of our retail mutual fund and institutional management businesses. Included in the purchase price is a $31 million payable which is expected to be settled with Bank of America in the fourth quarter of 2010 and $30 million of assumed liabilities. We recorded the assets and liabilities acquired at fair value and allocated the remaining costs to goodwill and intangible assets. We incurred pretax non-recurring integration costs related to the Columbia Management Acquisition of $53 million and $58 million for the three months and six months ended June 30, 2010, respectively. In total, we have incurred $65 million of pretax non-recurring integration costs through June 30, 2010, and expect to incur between $130 million and $160 million in total of such costs through 2011. These costs include system integration costs, proxy and other regulatory filing costs, employee reduction and retention costs, and investment banking, legal and other acquisition costs.

In the fourth quarter of 2008, we completed the acquisitions of H&R Block Financial Advisors, Inc., subsequently renamed Ameriprise Advisor Services, Inc. (“AASI”), J.&W. Seligman & Co., Incorporated (“Seligman”) and Brecek & Young Advisors, Inc. to expand our retail distribution and asset management businesses. The cost of the acquisitions was $787 million, which included the purchase price and transaction costs. We recorded the assets and liabilities acquired at fair value and allocated the remaining costs to goodwill and intangible assets. We incurred integration charges related to these acquisitions of $4 million and $25 million for the three months ended June 30, 2010 and 2009, respectively, and $6 million and $44 million for the six months ended June 30, 2010 and 2009, respectively.

Critical Accounting Policies

The accounting and reporting policies that we use affect our Consolidated Financial Statements. Certain of our accounting and reporting policies are critical to an understanding of our consolidated results of operations and financial condition and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” in our 2009 10-K.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations and financial condition, see Note 2 to our Consolidated Financial Statements.

Owned, Managed and Administered Assets

Owned assets include certain assets on our Consolidated Balance Sheets for which we do not provide investment management services and do not recognize management fees, such as investments in non-affiliated funds held in the separate accounts of our life insurance subsidiaries, as well as restricted and segregated cash and receivables.

Managed assets include managed external client assets and managed owned assets. At January 1, 2010, we consolidated approximately $5.5 billion of client assets in VIEs onto our Consolidated Balance Sheets that were not previously consolidated. Prior to January 1, 2010, these assets were included in managed external client assets and were subsequently included in managed owned assets. Managed external client assets include client assets for which we provide investment management services, such as the assets of the RiverSource funds (including Seligman and Threadneedle branded funds) and the Columbia funds, assets of institutional clients and client assets held in wrap accounts. Managed external client assets also include assets managed by sub-advisors selected by us. Managed external client assets are not reported on our Consolidated Balance Sheets. Managed owned assets include certain assets on our Consolidated Balance Sheets for which we provide investment management services and recognize management fees in our Asset Management segment, such as the assets of the general account, RiverSource Variable Product funds held in the separate accounts of our life insurance subsidiaries and client assets of CIEs.

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

The following table presents detail regarding our owned, managed and administered assets:

	June 30,
	2010	2009	Change
	(in billions, except percentages)
Owned Assets	$20.2	$32.5	(38)%
Managed Assets(1):
Domestic	327.4	134.8	NM
International	89.3	82.5	8
Wrap account assets	96.9	79.0	23
Eliminations(2)	(21.9)	(11.3)	(94)
Total Managed Assets	491.7	285.0	73
Administered Assets	88.4	79.8	11
Total Owned, Managed and Administered Assets	$600.3	$397.3	51%

NM Not Meaningful.

(1) Includes managed external client assets and managed owned assets.

(2) Includes eliminations for Domestic mutual fund assets included in wrap account assets and Domestic assets sub-advised by Threadneedle.

Consolidated Results of Operations for the Three Months Ended June 30, 2010 and 2009

In June 2009, the FASB updated the accounting standards related to the required consolidation of certain VIEs. We adopted the accounting standard effective January 1, 2010 and recorded as a cumulative change in accounting principle an increase to appropriated retained earnings of consolidated investment entities of $473 million and consolidated approximately $5.5 billion of client assets and $5.1 billion of liabilities in VIEs onto our Consolidated Balance Sheets that were not previously consolidated. Management views the VIE assets as client assets and the liabilities have recourse only to those assets. While the economics of our business have not changed, the financial statements were impacted. Prior to adoption, we consolidated certain property funds and hedge funds. These entities and the VIEs consolidated as of January 1, 2010, are defined as CIEs. Changes in the valuation of the CIE assets and liabilities impact pretax income. The net income of the CIEs is reflected in net income attributable to noncontrolling interests. On a consolidated basis, the management fees we earn for the services we provide to the CIEs and the related general and administrative expenses are eliminated and the changes in the assets and liabilities related to the CIEs, primarily debt and underlying bank loans, are reflected in net investment income.

Management believes that operating measures, which exclude net realized gains/losses, integration charges and the impact of consolidating CIEs, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents our consolidated results of operations:

	Three Months Ended June 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$955	$(10)	$965	$606	$(1)	$607	$358	59%
Distribution fees	453	—	453	351	—	351	102	29
Net investment income	654	162	492	511	7	504	(12)	(2)
Premiums	299	—	299	269	—	269	30	11
Other revenues	236	46	190	175	(7)	182	8	4
Total revenues	2,597	198	2,399	1,912	(1)	1,913	486	25
Banking and deposit interest expense	20	—	20	38	1	37	(17)	(46)
Total net revenues	2,577	198	2,379	1,874	(2)	1,876	503	27
Expenses
Distribution expenses	621	—	621	432	—	432	189	44
Interest credited to fixed accounts	231	—	231	237	—	237	(6)	(3)
Benefits, claims, losses and settlement expenses	298	—	298	587	—	587	(289)	(49)
Amortization of deferred acquisition costs	171	—	171	(125)	—	(125)	296	NM
Interest and debt expense	74	45	29	28	—	28	1	4
General and administrative expense	716	64	652	600	25	575	77	13
Total expenses	2,111	109	2,002	1,759	25	1,734	268	15
Pretax income	466	89	377	115	(27)	142	235	NM
Income tax provision	68	(18)	86	28	(7)	35	51	NM
Net income	398	107	291	87	(20)	107	184	NM
Less: Net income (loss) attributable to noncontrolling interests	139	139	—	(8)	(8)	—	—	—%
Net income attributable to Ameriprise Financial	$259	$(32)	$291	$95	$(12)	$107	$184	NM

NM Not Meaningful.

(1)   Includes the elimination of management fees we earn for services provided to the CIEs and the related expense, revenues and expenses of the CIEs, net realized gains/losses and integration charges. Income tax provision is calculated using the statutory tax rate of 35% on applicable adjustments.

The following table presents the components of the adjustments in the table above:

	Three Months Ended June 30,
	2010			2009
		Other	Total		Other	Total
	CIEs	Adjustments (1)	Adjustments	CIEs	Adjustments (1)	Adjustments
	(in millions, unaudited)
Revenues
Management and financial advice fees	$(10)	$—	$(10)	$(1)	$—	$(1)
Distribution fees	—	—	—	—	—	—
Net investment income	155	7	162	1	6	7
Premiums	—	—	—	—	—	—
Other revenues	46	—	46	(7)	—	(7)
Total revenues	191	7	198	(7)	6	(1)
Banking and deposit interest expense	—	—	—	1	—	1
Total net revenues	191	7	198	(8)	6	(2)
Expenses
Distribution expenses	—	—	—	—	—	—
Interest credited to fixed accounts	—	—	—	—	—	—
Benefits, claims, losses and settlement	—	—	—	—	—	—
Amortization of deferred acquisition costs	—	—	—	—	—	—
Interest and debt expense	45	—	45	—	—	—
General and administrative expense	7	57	64	—	25	25
Total expenses	52	57	109	—	25	25
Pretax income	139	(50)	89	(8)	(19)	(27)
Income tax provision	—	(18)	(18)	—	(7)	(7)
Net income	139	(32)	107	(8)	(12)	(20)
Less: Net income (loss) attributable to noncontrolling interests	139	—	139	(8)	—	(8)
Net income attributable to Ameriprise Financial	$—	$(32)	$(32)	$—	$(12)	$(12)

(1) Other adjustments include net realized gains/losses and integration charges.

Overall

Net income attributable to Ameriprise Financial increased $164 million to $259 million for the three months ended June 30, 2010 compared to $95 million for the prior year period. Operating net income attributable to Ameriprise Financial increased $184 million to $291 million for the three months ended June 30, 2010 compared to $107 million for the prior year period driven by higher asset-based revenues as well as two months of earnings from the Columbia Management Acquisition.

Net Revenues

Net revenues increased $703 million, or 38%, to $2.6 billion for the three months ended June 30, 2010 compared to $1.9 billion for the prior year period. Operating net revenues exclude net realized gains/losses and revenues of the CIEs and include the fees we earn from services provided to the CIEs. Operating net revenues increased $503 million, or 27%, to $2.4 billion for the three months ended June 30, 2010 compared to $1.9 billion for the prior year period driven primarily by growth in asset-based management fees and distribution fees resulting from higher asset levels and increased client activity. Higher asset levels reflected period-over-period market appreciation, the Columbia Management Acquisition and retail net inflows.

Management and financial advice fees increased $349 million, or 58%, to $955 million for the three months ended June 30, 2010 compared to $606 million for the prior year period. Operating management and financial advice fees include the fees we earn from services provided to the CIEs. Operating management and financial advice fees increased $358 million, or 59%, to $965 million for the three months ended June 30, 2010 compared to $607 million for the prior year period primarily due to higher asset levels reflecting period-over-period market appreciation, the Columbia Management Acquisition and retail net inflows. The daily average S&P 500 Index increased 27% compared to the prior year period. Wrap account assets increased $17.9 billion, or 23%, to $96.9 billion at June 30, 2010 due to net inflows and period-over-period market appreciation. Total Asset Management managed assets increased $199.2 billion, or 93%, compared to the prior year period primarily due to the Columbia Management Acquisition and the period-over-period appreciation in the S&P 500 Index.

Distribution fees increased $102 million, or 29%, to $453 million for the three months ended June 30, 2010 compared to $351 million in the prior year period primarily due to higher asset levels driven by growth in assets from the Columbia Management Acquisition and period-over-period market appreciation and increased client activity.

Net investment income increased $143 million, or 28%, to $654 million for the three months ended June 30, 2010 compared to $511 million in the prior year period. Operating net investment income excludes net realized gains/losses and changes in the assets and liabilities of CIEs, primarily debt and underlying bank loans. Operating net investment income decreased $12 million, or 2%, to $492 million for the three months ended June 30, 2010 compared to $504 million for the prior year period reflecting lower investment income related to certificates due to net outflows resulting from the run-off of certificate rate promotions, as well as lower average yields on assets related to certificates and the implementation of changes to the Portfolio Navigator program (“PN program”) offered in connection with our variable life and annuity products. With these changes, assets of clients participating in the PN program were reallocated, pursuant to their consent. This reallocation in part resulted in a shift of assets from interest bearing investments in the general account into separate accounts. In addition, we recognized unfavorable mark-to-market adjustments on seed money investments in the second quarter of 2010 compared to gains in the prior year period. These decreases were partially offset by an increase in net investment income due to higher investment yields and increased account balances related to assets supporting our Protection business and higher fixed annuity account balances.

Premiums increased $30 million, or 11%, to $299 million for the three months ended June 30, 2010 compared to $269 million for the three months ended June 30, 2009, primarily due to growth in Auto and Home premiums driven by higher volumes, as well as higher sales of immediate annuities with life contingencies. Auto and Home policy counts increased 9% period-over-period.

Other revenues increased $61 million, or 35%, to $236 million for the three months ended June 30, 2010 compared to $175 million in the prior year period. Operating other revenues exclude revenues of consolidated property funds. Operating other revenues increased $8 million, or 4%, to $190 million for the three months ended June 30, 2010 compared to $182 million in the prior year period primarily due to an increase in our guaranteed benefit rider fees on variable annuities resulting from higher business volumes, partially offset by an $8 million benefit in the second quarter of 2009 from repurchasing our 7.5% junior subordinated notes due 2066 (“junior notes”) at a discount.

Banking and deposit interest expense decreased $18 million, or 47%, to $20 million for the three months ended June 30, 2010 compared to $38 million in the prior year period primarily due to lower certificate balances as a result of the run-off of certificate rate promotions and a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $352 million, or 20%, to $2.1 billion for the three months ended June 30, 2010 compared to $1.8 billion for the prior year period. Total operating expenses exclude integration charges and expenses of the CIEs. Total operating expenses increased $268 million, or 15%, to $2.0 billion for the three months ended June 30, 2010 compared to $1.7 billion for the prior year period primarily due to an increase in distribution expenses and general and administrative expense.

Distribution expenses increased $189 million, or 44%, to $621 million for the three months ended June 30, 2010 compared to $432 million in the prior year period as a result of period-over-period market appreciation, the Columbia Management Acquisition and higher advisor compensation from increased client activity.

Interest credited to fixed accounts decreased $6 million, or 3%, to $231 million for the three months ended June 30, 2010 compared to $237 million for the prior year period primarily due to lower average fixed annuity crediting rates. Average fixed annuities contract accumulation values increased $439 million, or 3%, compared to the prior year period. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.9% in the second quarter of 2010 compared to 4.0% in the prior year period.

Benefits, claims, losses and settlement expenses decreased $289 million, or 49%, to $298 million for the three months ended June 30, 2010 compared to $587 million for the prior year period driven by a decrease in expenses from variable annuity benefit guarantees. The mark-to-market impact of variable annuity living benefits, net of hedges and DSIC, decreased benefits expense by $64 million in the second quarter of 2010, primarily driven by the impact of nonperformance spread on the valuation of living benefit liabilities, which we do not hedge. This decrease was partially offset by an increase in benefits expense of $17 million, net of DSIC, as a result of the implementation of changes to the PN program. The mark-to-market impact of variable annuity living benefits, net of hedges and DSIC, increased benefits expense by $311 million in the second quarter of 2009 primarily due to the impact of nonperformance spread on the valuation of living benefit liabilities, which we do not hedge. The negative impact of markets on DSIC amortization was $6 million in the second quarter of 2010 compared to a positive impact of $6 million in the prior year period. Benefits, claims, losses and settlement expenses related to our Auto and Home business and immediate annuities with life contingencies increased compared to the prior year period primarily due to higher business volumes.

Amortization of DAC increased $296 million to $171 million for the three months ended June 30, 2010 compared to a benefit of $125 million in the prior year period. DAC amortization in the second quarter of 2010 increased $72 million due to market impacts, including $39 million offsetting lower variable annuity guaranteed living benefit expenses, net of hedges. In addition, DAC amortization increased due to higher variable annuity gross profits compared to the prior year period. These increases were partially offset by a $17 million decrease as a result of the implementation of changes to the PN program and a $28 million decrease related to an adjustment for revisions to certain calculations in our valuation of DAC. DAC amortization in the second quarter of 2009 decreased $245 million due to market impacts, including a $206 million benefit offsetting higher variable annuity guaranteed living benefits, net of hedges.

Interest and debt expense increased $46 million to $74 million for the three months ended June 30, 2010 compared to $28 million in the prior year period. Operating interest and debt expense excludes interest expense on CIE debt. Operating interest and debt expense increased $1 million, or 4%, to $29 million for the three months ended June 30, 2010 compared to $28 million in the prior year period.

General and administrative expense increased $116 million, or 19%, to $716 million for the three months ended June 30, 2010 compared to $600 million for the prior year period. Operating general and administrative expense excludes integration charges and expenses of the CIEs. Integration charges increased $32 million to $57 million for the three months ended June 30, 2010 compared to $25 million for the prior year period due to the Columbia Management Acquisition. Operating general and administrative expense increased $77 million, or 13%, to $652 million for the three months ended June 30, 2010 primarily due to two months of underlying operating expenses related to the Columbia Management Acquisition and higher incentive compensation accruals. General and administrative expense in the second quarter of 2010 included $8 million in higher expenses related to supporting the $1.00 net asset value of certain 2a-7 funds. These increases were partially offset by lower legal expenses compared to the prior year period.

Income Taxes

Our effective tax rate on net income including net income (loss) attributable to noncontrolling interests was 14.6% for the three months ended June 30, 2010, compared to 24.4% for the three months ended June 30, 2009. The decrease in our effective tax rate primarily reflects benefits from tax planning and completion of certain audits which offset the impact of an increase in pretax income relative to tax advantaged items. Our effective tax rate on net income excluding net income (loss) attributable to noncontrolling interests and the required consolidation of certain investment entities was 20.8% for the three months ended June 30, 2010, compared to 22.8% for the three months ended June 30, 2009.

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

Results of Operations by Segment for the Three Months Ended June 30, 2010 and 2009

The following tables present summary financial information by segment:

	Three Months Ended June 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments	Operating	GAAP	Adjustments	Operating
	(in millions, unaudited)
Advice & Wealth Management
Net revenues	$969	$1	$968	$785	$(8)	$793
Expenses	884	4	880	788	16	772
Pretax income (loss)	$85	$(3)	$88	$(3)	$(24)	$21

Asset Management
Net revenues	$562	$—	$562	$293	$—	$293
Expenses	506	48	458	305	9	296
Pretax income (loss)	$56	$(48)	$104	$(12)	$(9)	$(3)

Annuities
Net revenues	$630	$4	$626	$562	$8	$554
Expenses	497	—	497	468	—	468
Pretax income	$133	$4	$129	$94	$8	$86

Protection
Net revenues	$521	$1	$520	$497	$(1)	$498
Expenses	386	—	386	387	—	387
Pretax income	$135	$1	$134	$110	$(1)	$111

Corporate & Other
Net revenues	$188	$202	$(14)	$(12)	$—	$(12)
Expenses	131	67	64	62	1	61
Pretax loss	57	135	(78)	(74)	(1)	(73)
Less: Net income (loss) attributable to noncontrolling interests	139	139	—	(8)	(8)	—
Pretax loss attributable to Ameriprise Financial	$(82)	$(4)	$(78)	$(66)	$7	$(73)

Eliminations
Net revenues	$(293)	$(10)	$(283)	$(251)	$(1)	$(250)
Expenses	(293)	(10)	(283)	(251)	(1)	(250)
Pretax income	$—	$—	$—	$—	$—	$—

	Three Months Ended June 30,
	2010	Percent Share of Total	2009	Percent Share of Total
	(in millions, except percentages)
Total net revenues
Advice & Wealth Management	$969	38%	$785	42%
Asset Management	562	22	293	16
Annuities	630	24	562	30
Protection	521	20	497	26
Corporate & Other	188	7	(12)	(1)
Eliminations	(293)	(11)	(251)	(13)
Total net revenues	$2,577	100%	$1,874	100%
Total expenses
Advice & Wealth Management	$884	42%	$788	45%
Asset Management	506	24	305	17
Annuities	497	24	468	27
Protection	386	18	387	22
Corporate & Other	131	6	62	3
Eliminations	(293)	(14)	(251)	(14)
Total expenses	$2,111	100%	$1,759	100%
Pretax income (loss) attributable to Ameriprise Financial
Advice & Wealth Management	$85	26%	$(3)	(2)%
Asset Management	56	17	(12)	(10)
Annuities	133	41	94	76
Protection	135	41	110	89
Corporate & Other	(82)	(25)	(66)	(53)
Pretax income	$327	100%	$123	100%

	Three Months Ended June 30,
	2010	Percent Share of Total	2009	Percent Share of Total
	(in millions, except percentages)
Total operating net revenues
Advice & Wealth Management	$968	41%	$793	42%
Asset Management	562	24	293	16
Annuities	626	26	554	29
Protection	520	22	498	27
Corporate & Other	(14)	(1)	(12)	(1)
Eliminations	(283)	(12)	(250)	(13)
Total operating net revenues	$2,379	100%	$1,876	100%
Total operating expenses
Advice & Wealth Management	$880	44%	$772	45%
Asset Management	458	23	296	17
Annuities	497	25	468	27
Protection	386	19	387	22
Corporate & Other	64	3	61	3
Eliminations	(283)	(14)	(250)	(14)
Total operating expenses	$2,002	100%	$1,734	100%
Operating pretax income (loss) attributable to Ameriprise Financial
Advice & Wealth Management	$88	23%	$21	15%
Asset Management	104	28	(3)	(2)
Annuities	129	34	86	60
Protection	134	36	111	78
Corporate & Other	(78)	(21)	(73)	(51)
Operating pretax income	$377	100%	$142	100%

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

The following table presents the changes in wrap account assets:

	Three Months Ended June 30,
	2010	2009
	(in billions)
Balance at April 1	$100.0	$68.2
Net flows	2.3	2.8
Market appreciation (depreciation)	(5.4)	8.0
Balance at June 30	$96.9	$79.0

Wrap account assets had net inflows of $2.3 billion for the three months ended June 30, 2010 compared to $2.8 billion in the prior year period and market depreciation of $5.4 billion in the second quarter of 2010 compared to market appreciation of $8.0 billion in the prior year period.

We provide securities execution and clearing services for our retail and institutional clients through our registered broker-dealer subsidiaries. As of June 30, 2010, we administered $88.4 billion in assets for clients, an increase of $8.6 billion compared to the prior year period.

Management believes that operating measures, which exclude net realized gains/losses and integration charges for our Advice & Wealth Management segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Advice & Wealth Management segment:

	Three Months Ended June 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$382	$—	$382	$295	$—	$295	$87	29%
Distribution fees	511	—	511	423	—	423	88	21
Net investment income	70	1	69	82	(8)	90	(21)	(23)
Other revenues	23	—	23	23	—	23	—	—
Total revenues	986	1	985	823	(8)	831	154	19
Banking and deposit interest expense	17	—	17	38	—	38	(21)	(55)
Total net revenues	969	1	968	785	(8)	793	175	22
Expenses
Distribution expenses	588	—	588	478	—	478	110	23
General and administrative expense	296	4	292	310	16	294	(2)	(1)
Total expenses	884	4	880	788	16	772	108	14%
Pretax income (loss)	$85	$(3)	$88	$(3)	$(24)	$21	$67	NM

NM Not Meaningful.

(1)             Adjustments include net realized gains/losses and integration charges.

Our Advice & Wealth Management segment pretax income was $85 million for the three months ended June 30, 2010 compared to a loss of $3 million in the prior year period. Our Advice & Wealth Management segment operating pretax income was $88 million for the three months ended June 30, 2010 compared to $21 million in the prior year period driven by higher asset-based revenues.

Net Revenues

Net revenues were $969 million for the three months ended June 30, 2010 compared to $785 million in the prior year period, an increase of $184 million, or 23%. Operating net revenues exclude net realized gains/losses. Operating net revenues were $968 million for the three months ended June 30, 2010 compared to $793 million in the prior year period, an increase of $175 million, or 22%, driven by growth in average fee-based assets.

Management and financial advice fees increased $87 million, or 29%, to $382 million for the three months ended June 30, 2010, driven by growth in average fee-based assets resulting from period-over-period market appreciation and retail net inflows. The daily average S&P 500 Index increased 27% compared to the prior year period. Wrap account assets increased $17.9 billion, or 23%, to $96.9 billion at June 30, 2010 due to period-over-period market appreciation and net inflows. Financial planning fees were higher for the three months ended June 30, 2010 compared to the prior year period.

Distribution fees increased $88 million, or 21%, to $511 million for the three months ended June 30, 2010, primarily driven by growth in average fee-based assets resulting from period-over-period market appreciation and retail net inflows, as well as increased brokerage transactional activity.

Net investment income decreased $12 million, or 15%, to $70 million for the three months ended June 30, 2010. Operating net investment income, which excludes net realized gains and losses, decreased $21 million, or 23%, to $69 million for the three months ended June 30, 2010, primarily due to lower invested assets resulting from net outflows in certificates due to the run-off of certificate rate promotions, as well as lower average yields on invested assets related to certificates.

Banking and deposit interest expense decreased $21 million, or 55%, to $17 million for the three months ended June 30, 2010, primarily due to lower certificate balances as a result of the run-off of certificate rate promotions, as well as a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $96 million, or 12%, to $884 million for the three months ended June 30, 2010.  Total operating expenses, which exclude integration charges, increased $108 million, or 14%, to $880 million for the three months ended June 30, 2010 due to an increase in distribution expenses.

Distribution expenses increased $110 million, or 23%, to $588 million for the three months ended June 30, 2010, due to growth in average fee based assets driven by period-over-period market appreciation and retail net inflows, as well as higher advisor compensation from increased client activity.

General and administrative expense decreased $14 million, or 5%, to $296 million for the three months ended June 30, 2010 compared to $310 million for the prior year period. Operating general and administrative expense, which excludes integration charges, decreased $2 million, or 1%, to $292 million for the three months ended June 30, 2010 compared to $294 million for the prior year period, reflecting cost controls, partially offset by continued investment in marketing and a new brokerage platform.

Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients. Columbia Management Investments Advisors, LLC (“Columbia Management Investments”, formerly RiverSource Investments, LLC) predominantly provides U.S. domestic products and services and Threadneedle predominantly provides international investment products and services. U.S. domestic retail products are distributed through the Advice & Wealth Management segment and also through unaffiliated advisors or other third parties, including distribution through Bank of America and its affiliates. International retail products are primarily distributed through third parties. Retail products include mutual funds, variable product funds underlying insurance and annuity separate accounts, separately managed accounts and collective funds. Asset Management products are also distributed directly to institutions through an institutional sales force. Institutional asset management products include traditional asset classes, separate accounts, individually managed accounts, collateralized loan obligations, hedge funds and property funds. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by both market movements and net asset flows. The asset management teams serving our Asset Management segment provide all intercompany asset management services, and the fees for all such services are reflected within the Asset Management segment results through intersegment allocations. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management, Annuities and Protection segments.

We provide investment advisory, administration, transfer agency, distribution and other services to the Columbia funds and to the RiverSource funds (including the Seligman and Threadneedle branded funds), including closed-end funds and funds that serve as underlying investment options to variable insurance and annuity products. Prior to the Columbia Management Acquisition, the Columbia funds were managed by Columbia Management Advisors, an affiliate of Bank of America. The Seligman branded funds were managed by J. & W. Seligman Co. prior to its acquisition. We have begun and in the coming months, we intend to continue combining the “RiverSource Investments” branded elements of our asset management business with Columbia Management under the Columbia brand.

The following table presents the total domestic assets and number of funds managed by RiverSource funds and Columbia funds as of June 30, 2010:

	Managed Assets	Number of Funds
	(in billions)
RiverSource funds	$88.7	141
Columbia funds	100.5	140
Other	0.9	N/A
	$190.1	281

N/A Not applicable.

Threadneedle will remain our international investment management platform. Threadneedle manages four Open Ended Investment Companies (“OEICs”) and two Societe d’Investissement A Capital Variable (“SICAV”) offerings. The four OEICs are Threadneedle Investment Funds ICVC (“TIF”), Threadneedle Specialist Investment Funds ICVC (“TSIF”), Threadneedle Focus Investment Funds (“TFIF”) and Threadneedle Advantage Portfolio Funds (“TPAF”). TIF, TSIF, TFIF and TPAF are structured as umbrella companies with a total of 51 (33, 13, 2 and 3, respectively) sub funds covering the world’s bond and equity markets. The two SICAVs are the Threadneedle (Lux) SICAV (“T(Lux)”) and World Express Funds 2 (“WEF2”). T(Lux) and WEF2 are structured as umbrella companies with a total of  34 (32 and 2, respectively) sub funds covering the world’s bond and equity markets. In addition, Threadneedle manages 13 unit trusts, 10 of which invest into the OEICs, 6 property unit trusts and 1 property fund of funds.

The following table presents the mutual fund performance of our retail Domestic and International funds:

	June 30, 2010	June 30, 2009
Mutual Fund Performance Domestic
Equal Weighted Mutual Fund Rankings in top 2 Lipper Quartiles(1)
Equity - 12 month	49%	37%
Fixed income - 12 month	52%	74%
Equity - 3 year	48%	42%
Fixed income - 3 year	68%	79%
Equity - 5 year	75%	59%
Fixed income - 5 year	75%	64%
Asset Weighted Mutual Fund Rankings in top 2 Lipper Quartiles(2)
Equity - 12 month	73%	39%
Fixed income - 12 month	45%	42%
Equity - 3 year	61%	40%
Fixed income - 3 year	64%	47%
Equity - 5 year	88%	67%
Fixed income - 5 year	65%	39%
International
Equal Weighted Mutual Fund Rankings in top 2 S&P Quartiles(1)
Equity - 12 month	62%	69%
Fixed income - 12 month	40%	73%
Equity - 3 year	97%	93%
Fixed income - 3 year	80%	73%
Equity - 5 year	93%	89%
Fixed income - 5 year	67%	70%

(1)

Equal Weighted Rankings in Top 2 Quartiles: Counts the number of funds (RiverSource Class A and Columbia Class Z) with above median ranking divided by the total number of funds. Asset size is not a factor.

(2)

Asset Weighted Rankings in Top 2 Quartiles: Sums the assets of the funds (RiverSource Class A and Columbia Class Z) with above median ranking divided by the total sum of RiverSource Class A assets and Columbia Class Z assets. Funds with more assets will receive a greater share of the total percentage above or below median.

Beginning in the second quarter of 2010, mutual fund performance rankings are based on the performance of Class A fund shares for legacy RiverSource (including Seligman and Threadneedle) branded funds and on Class Z fund shares for legacy Columbia branded funds, as the majority of fund assets managed within the funds of each fund family are generally held in the designated share class. Prior to the second quarter of 2010, the mutual fund performance rankings were based solely on the performance of the legacy RiverSource Class A fund shares. Aggregated data shows only actively-managed mutual funds by affiliated investment managers. Aggregated data does not include mutual funds sub-advised by advisors not affiliated with Ameriprise Financial, Inc., RiverSource S&P 500 Index Fund, RiverSource Cash Management Fund and RiverSource Tax Free Money Market Fund. Aggregated equity rankings include RiverSource Portfolio Builder Series and other balanced and asset allocation funds that invest in both equities and fixed income. RiverSource Portfolio Builder Series funds are funds of mutual funds that may invest in third-party sub-advised funds.

We also offer Separately Managed Accounts, Individually Managed Accounts, management of Institutional Owned Assets, management of collateralized debt obligations, sub-advisory services for certain domestic and international mutual funds, hedge funds and RiverSource Trust Collective Funds and separate accounts for Ameriprise Trust Company clients.

The following tables present the changes in Domestic and International managed assets:

	March 31,		Market	Foreign			June 30,
	2010	Net Flows	Depreciation	Exchange	Other		2010
	(in billions)
Domestic Managed Assets:
Retail Funds	$78.6	$(2.3)	$(4.3)	$—	$118.1		$190.1
Institutional Funds	64.0	(2.5)	(2.6)	—	68.4		127.3
Alternative Funds	10.1	0.1	(0.2)	—	—		10.0
Less: Eliminations	(0.1)	0.1	—	—	—		—
Total Domestic Managed Assets	152.6	(4.6)	(7.1)	—	186.5	(1)	327.4
International Managed Assets:
Retail Funds	30.4	(0.5)	(2.2)	(0.5)	0.1		27.3
Institutional Funds	65.0	(0.7)	(3.3)	(1.1)	0.6		60.5
Alternative Funds	1.7	0.1	(0.3)	—	—		1.5
Total International Managed Assets	97.1	(1.1)	(5.8)	(1.6)	0.7		89.3
Less: Sub-Advised Eliminations	(3.7)	—	—	—	0.3		(3.4)
Total Managed Assets	$246.0	$(5.7)	$(12.9)	$(1.6)	$187.5		$413.3

(1)             Includes assets due to the Columbia Management Acquisition.

			Market
	March 31,		Appreciation/	Foreign		June 30,
	2009	Net Flows	(Depreciation)	Exchange	Other	2009
	(in billions)
Domestic Managed Assets:
Retail Funds	$59.8	$(0.8)	$7.0	$—	$—	$66.0
Institutional Funds	56.4	0.4	3.0	—	—	59.8
Alternative Funds	9.1	—	—	—	—	9.1
Less: Eliminations	(0.1)	—	—	—	—	(0.1)
Total Domestic Managed Assets	125.2	(0.4)	10.0	—	—	134.8
International Managed Assets:
Retail Funds	15.6	1.2	0.6	2.5	2.2	22.1
Institutional Funds	50.2	(0.6)	0.6	7.6	0.6	58.4
Alternative Funds	2.5	(0.1)	(0.7)	0.3	—	2.0
Total International Managed Assets	68.3	0.5	0.5	10.4	2.8	82.5
Less: Sub-Advised Eliminations	(2.3)	—	—	—	(0.9)	(3.2)
Total Managed Assets	$191.2	$0.1	$10.5	$10.4	$1.9	$214.1

The U.S. asset management business ended the second quarter of 2010 with $327.4 billion in managed assets and strong investment and wholesaling teams in place. Investment performance continued to be solid, complementing strong longer-term investment track records. In the second quarter of 2010, net outflows were $4.6 billion, including $2.1 billion from a single low-yielding institutional account and $0.8 billion in lower-margin sub-advised retail portfolios included in acquired assets, as well as integration-related outflows. Retail net outflows also reflected slower equity sales, consistent with the industry.

At Threadneedle, total managed assets were $89.3 billion at June 30, 2010, up 8% from the prior year period reflecting period-over-period market appreciation and net inflows, partially offset by negative foreign currency translation. Total net outflows of $1.1 billion in the second quarter of 2010 were primarily due to institutional outflows in Zurich-related portfolios. In addition, market volatility negatively impacted European retail investor behavior in the second quarter of 2010, dampening the positive trend in flows from prior quarters and contributing to net outflows in retail portfolios. Longer-term investment track records remained strong.

Management believes that operating measures, which exclude net realized gains/losses and integration charges for our Asset Management segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Asset Management segment:

	Three Months Ended June 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$471	$—	$471	$231	$—	$231	$240	NM
Distribution fees	88	—	88	54	—	54	34	63%
Net investment income	—	—	—	7	—	7	(7)	(100)
Other revenues	4	—	4	2	—	2	2	100
Total revenues	563	—	563	294	—	294	269	91
Banking and deposit interest expense	1	—	1	1	—	1	—	—
Total net revenues	562	—	562	293	—	293	269	92
Expenses
Distribution expenses	186	—	186	85	—	85	101	NM
Amortization of deferred acquisition costs acquisition cots	5	—	5	6	—	6	(1)	(17)
General and administrative expense	315	48	267	214	9	205	62	30
Total expenses	506	48	458	305	9	296	162	55%
Pretax income (loss)	$56	$(48)	$104	$(12)	$(9)	$(3)	$107	NM

NM Not Meaningful.

(1)             Adjustments include integration charges.

Our Asset Management segment pretax income was $56 million for the three months ended June 30, 2010 compared to a loss of $12 million in the prior year period. Our Asset Management segment pretax operating income was $104 million for the three months ended June 30, 2010 compared to a loss of $3 million in the prior year period reflecting period-over-period market appreciation and two months of Columbia Management earnings.

Net Revenues

Net revenues increased $269 million, or 92%, to $562 million for the three months ended June 30, 2010, driven by an increase in management fees due to growth in assets from the Columbia Management Acquisition and period-over-period market appreciation.

Management and financial advice fees increased $240 million to $471 million for the three months ended June 30, 2010, primarily due to growth in assets from the Columbia Management Acquisition and period-over-period market appreciation. The daily average S&P 500 Index increased 27% compared to the prior year period. Total Asset Management managed assets increased $199.2 billion, or 93%, compared to the prior year period primarily due to the Columbia Management Acquisition and the period-over-period appreciation in the S&P 500 Index.

Distribution fees increased $34 million, or 63%, to $88 million for the three months ended June 30, 2010, primarily driven by growth in assets from the Columbia Management Acquisition and period-over-period market appreciation.

Net investment income decreased $7 million compared to the prior year period primarily due to unfavorable mark-to-market adjustments on seed money investments in the second quarter of 2010 compared to gains in the prior year period.

Expenses

Total expenses increased $201 million, or 66%, to $506 million for the three months ended June 30, 2010. Total operating expenses, which exclude integration charges, increased $162 million, or 55%, to $458 million for the three months ended June 30, 2010, primarily reflecting the increased distribution expenses and general and administrative expense from the Columbia Management Acquisition.

Distribution expenses increased $101 million to $186 million for the three months ended June 30, 2010, primarily due to growth in assets from the Columbia Management Acquisition and period-over-period market appreciation.

General and administrative expense increased $101 million, or 47%, to $315 million for the three months ended June 30, 2010. Operating general and administrative expense, which excludes integration charges, increased $62 million, or 30%, to $267 million for the three months ended June 30, 2010, primarily due to the increased operating costs of Columbia Management.

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

Variable annuity ending balances increased 15% to $54.0 billion at June 30, 2010 driven by period-over-period market appreciation and positive net flows. Fixed annuity balances were $14.5 billion, up 1% from the prior year period. Lower fixed annuity sales in the second quarter of 2010 primarily reflected lower client demand due to a decline in our offered crediting rate.

Management believes that operating measures, which exclude net realized gains/losses for our Annuities segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Annuities segment:

	Three Months Ended June 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$130	$—	$130	$104	$—	$104	$26	25%
Distribution fees	76	—	76	58	—	58	18	31
Net investment income	330	4	326	339	8	331	(5)	(2)
Premiums	42	—	42	23	—	23	19	83
Other revenues	52	—	52	38	—	38	14	37
Total revenues	630	4	626	562	8	554	72	13
Banking and deposit interest expense	—	—	—	—	—	—	—	—
Total net revenues	630	4	626	562	8	554	72	13
Expenses
Distribution expenses	70	—	70	49	—	49	21	43
Interest credited to fixed accounts	194	—	194	201	—	201	(7)	(3)
Benefits, claims, losses and settlement expenses	58	—	58	351	—	351	(293)	(83)
Amortization of deferred acquisition costs	121	—	121	(182)	—	(182)	303	NM
General and administrative expense	54	—	54	49	—	49	5	10
Total expenses	497	—	497	468	—	468	29	6
Pretax income	$133	$4	$129	$94	$8	$86	$43	50%

NM Not Meaningful.

(1)             Adjustments include net realized gains.

Our Annuities segment pretax income was $133 million for the three months ended June 30, 2010 compared to $94 million in the prior year period. Our Annuities segment pretax operating income was $129 million for the three months ended June 30, 2010 compared to $86 million in the prior year period.

Net Revenues

Net revenues increased $68 million, or 12%, to $630 million for the three months ended June 30, 2010. Operating net revenues, which exclude net realized gains, increased $72 million, or 13%, to $626 million for the three months ended June 30, 2010.

Management and financial advice fees increased $26 million, or 25%, to $130 million for the three months ended June 30, 2010, due to higher fees on variable annuities driven by higher assets. Average variable annuities contract accumulation values increased $11.3 billion, or 29%, from the prior year period due to higher equity market levels and net inflows.

Distribution fees increased $18 million, or 31%, to $76 million for the three months ended June 30, 2010, due to higher fees on variable annuities driven by higher assets.

Net investment income decreased $9 million, or 3%, to $330 million for the three months ended June 30, 2010. Operating net investment income, which excludes net realized gains, decreased $5 million, or 2%, to $326 million for the three months ended June 30, 2010, reflecting the implementation of changes to the PN program. With these changes, assets of clients participating in the PN program were reallocated, pursuant to their consent. This reallocation in part resulted in a shift of assets from interest bearing investments in the general account into separate accounts.

Premiums increased $19 million, or 83%, to $42 million for the three months ended June 30, 2010, due to higher sales of immediate annuities with life contingencies.

Other revenues increased $14 million, or 37%, to $52 million for the three months ended June 30, 2010, due to an increase in guaranteed benefit rider fees on variable annuities resulting from higher business volumes.

Expenses

Total expenses increased $29 million, or 6%, to $497 million for the three months ended June 30, 2010, primarily due to an increase in distribution expenses and amortization of DAC partially offset by a decrease in benefits, claims, losses and settlement expenses.

Distribution expenses increased $21 million, or 43%, to $70 million for the three months ended June 30, 2010, primarily due to higher variable annuity compensation.

Interest credited to fixed accounts decreased $7 million, or 3%, to $194 million for the three months ended June 30, 2010, primarily due to lower average fixed annuity crediting rates. Average fixed annuities contract accumulation values increased $439 million, or 3%, compared to the prior year period. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.9% in the second quarter of 2010 compared to 4.0% in the prior year period.

Benefits, claims, losses and settlement expenses decreased $293 million, or 83%, to $58 million for the three months ended June 30, 2010, primarily driven by a decrease in expenses from variable annuity benefit guarantees. The mark-to-market impact of variable annuity living benefits, net of hedges and DSIC, decreased benefits expense by $64 million in the second quarter of 2010, primarily driven by the impact of nonperformance spread on the valuation of living benefit liabilities, which we do not hedge. This decrease was partially offset by an increase in benefits expense of $17 million, net of DSIC, as a result of the implementation of changes to the PN program. The mark-to-market impact of variable annuity living benefits, net of hedges and DSIC, increased benefits expense by $311 million in the second quarter of 2009 primarily due to the impact of nonperformance spread on the valuation of living benefit liabilities, which we do not hedge. The negative impact of markets on DSIC amortization was $6 million in the second quarter of 2010 compared to a positive impact of $6 million in the prior year period. Benefits, claims, losses and settlement expenses related to our immediate annuities with life contingencies increased compared to the prior year period primarily due to higher business volumes.

Amortization of DAC increased $303 million to $121 million for the three months ended June 30, 2010 compared to a benefit of $182 million in the prior year period. DAC amortization in the second quarter of 2010 increased $68 million due to market impacts, including $39 million offsetting lower variable annuity guaranteed living benefit expenses, net of hedges. In addition, DAC amortization increased due to higher variable annuity gross profits compared to the prior year period. These increases were partially offset by an $11 million decrease as a result of the implementation of changes to the PN program and a $21 million decrease related to an adjustment for revisions to certain calculations in our valuation of DAC. DAC amortization in the second quarter of 2009 decreased $239 million due to market impacts, including a $206 million benefit offsetting higher variable annuity guaranteed living benefits, net of hedges.

General and administrative expense increased $5 million, or 10%, to $54 million for the three months ended June 30, 2010 compared to $49 million for the prior year period primarily driven by additional expenses related to a new product introduction and the implementation of changes to the PN program.

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

Management believes that operating measures, which exclude net realized gains/losses for our Protection segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Protection segment:

	Three Months Ended June 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$13	$—	$13	$11	$—	$11	$2	18%
Distribution fees	24	—	24	24	—	24	—	—
Net investment income	111	1	110	97	(1)	98	12	12
Premiums	264	—	264	254	—	254	10	4
Other revenues	109	—	109	111	—	111	(2)	(2)
Total revenues	521	1	520	497	(1)	498	22	4
Banking and deposit interest expense	—	—	—	—	—	—	—	—
Total net revenues	521	1	520	497	(1)	498	22	4
Expenses
Distribution expenses	9	—	9	6	—	6	3	50
Interest credited to fixed accounts	37	—	37	36	—	36	1	3
Benefits, claims, losses and settlement expenses	240	—	240	236	—	236	4	2
Amortization of deferred acquisition costs	45	—	45	51	—	51	(6)	(12)
General and administrative expense	55	—	55	58	—	58	(3)	(5)
Total expenses	386	—	386	387	—	387	(1)	—
Pretax income	$135	$1	$134	$110	$(1)	$111	$23	21%

(1)             Adjustments include net realized gains/losses.

Our Protection segment pretax income was $135 million for the three months ended June 30, 2010, an increase of $25 million, or 23%, from $110 million in the prior year period. Our Protection segment pretax operating income was $134 million for the three months ended June 30, 2010, an increase of $23 million, or 21%, from $111 million in the prior year period.

Net Revenues

Net revenues increased $24 million, or 5%, to $521 million for the three months ended June 30, 2010. Operating net revenues, which exclude net realized gains or losses, increased $22 million, or 4%, to $520 million for the three months ended June 30, 2010, primarily due to an increase in net investment income and premiums.

Net investment income increased $14 million, or 14%, to $111 million for the three months ended June 30, 2010.  Operating net investment income, which excludes net realized gains or losses, increased $12 million, or 12%, to $110 million for the three months ended June 30, 2010, primarily due to higher investment yields and increased general account assets.

Premiums increased $10 million, or 4%, to $264 million for the three months ended June 30, 2010, due to growth in Auto and Home premiums driven by higher volumes. Auto and Home policy counts increased 9% period-over-period.

Expenses

Total expenses were essentially flat at $386 million for the three months ended June 30, 2010, as volume based expense increases were offset by a $6 million benefit from the implementation of changes to the PN program.

Benefits, claims, losses and settlement expenses increased $4 million, or 2%, to $240 million for the three months ended June 30, 2010, primarily due to higher volume-driven Auto and Home claims partially offset by favorable VUL/UL insurance claims.

Amortization of DAC decreased $6 million, or 12%, to $45 million for the three months ended June 30, 2010, reflecting a reduction in DAC amortization due to a $6 million benefit from the implementation of changes to the PN program and a $7 million adjustment for revisions to certain calculations in our valuation of DAC. The market impact on DAC amortization resulted in an increase of $4 million in the second quarter of 2010 compared to a benefit of $6 million in the prior year period.

Corporate & Other

Our Corporate & Other segment consists of net investment income on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues from various investments as well as unallocated corporate expenses.

Management believes that operating measures, which exclude net realized gains/losses, integration charges and the impact of consolidating CIEs for our Corporate & Other segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Corporate & Other segment:

	Three Months Ended June 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Net investment income (loss)	$143	$156	$(13)	$(14)	$8	$(22)	$9	41%
Other revenues	48	46	2	1	(7)	8	(6)	(75)
Total revenues	191	202	(11)	(13)	1	(14)	3	21
Banking and deposit interest expense	3	—	3	(1)	1	(2)	5	NM
Total net revenues	188	202	(14)	(12)	—	(12)	(2)	(17)
Expenses
Distribution expenses	—	—	—	1	—	1	(1)	(100)
Interest and debt expense	74	45	29	28	—	28	1	4
General and administrative expense	57	22	35	33	1	32	3	9
Total expenses	131	67	64	62	1	61	3	5
Pretax income (loss)	57	135	(78)	(74)	(1)	(73)	(5)	(7)
Less: Net income (loss) attributable to noncontrolling interests	139	139	—	(8)	(8)	—	—	—
Pretax loss attributable to Ameriprise Financial	$(82)	$(4)	$(78)	$(66)	$7	$(73)	$(5)	(7)%

NM Not Meaningful.

(1)             Includes revenues and expenses of the CIEs, net realized gains and integration charges.

The following table presents the components of the adjustments in the table above:

	Three Months Ended June 30,
	2010			2009
		Other	Total		Other	Total
	CIEs	Adjustments (1)	Adjustments	CIEs	Adjustments (1)	Adjustments
	(in millions, unaudited)
Revenues
Net investment income	$155	$1	$156	$1	$7	$8
Other revenues	46	—	46	(7)	—	(7)
Total revenues	201	1	202	(6)	7	1
Banking and deposit interest expense	—	—	—	1	—	1
Total net revenues	201	1	202	(7)	7	—
Expenses
Distribution expenses	—	—	—	—	—	—
Interest and debt expense	45	—	45	—	—	—
General and administrative expense	17	5	22	1	—	1
Total expenses	62	5	67	1	—	1
Pretax income (loss)	139	(4)	135	(8)	7	(1)
Less: Net income (loss) attributable to noncontrolling interests	139	—	139	(8)	—	(8)
Net income (loss) attributable to Ameriprise Financial	$—	$(4)	$(4)	$—	$7	$7

(1)    Other adjustments include net realized gains and integration charges.

Our Corporate & Other segment pretax loss attributable to Ameriprise Financial was $82 million for the three months ended June 30, 2010 compared to $66 million in the prior year period. Our Corporate & Other segment pretax operating loss attributable to Ameriprise Financial was $78 million for the three months ended June 30, 2010 compared to $73 million in the prior year period.

Net revenues increased $200 million to $188 million for the three months ended June 30, 2010 compared to the prior year period primarily reflecting revenues of CIEs. Operating net revenues, which exclude revenues of CIEs and net realized gains, decreased $2 million compared to the prior year period. Net investment income in the second quarter of 2010 primarily reflects changes in the assets and liabilities of CIEs, primarily debt and underlying bank loans. The decrease in operating net investment loss, which excludes revenues of CIEs and net realized gains, reflects lower transfer priced interest income allocated to the Annuities and Protection segments for maintaining excess liquidity. Other revenues in the second quarter of 2010 primarily reflect revenues of consolidated property funds. Operating other revenues, which exclude the revenues of consolidated property funds, decreased $6 million primarily due to an $8 million benefit in the second quarter of 2009 from repurchasing our junior notes at a discount.

Total expenses increased $69 million to $131 million for the three months ended June 30, 2010 compared to the prior year period primarily reflecting expenses of CIEs. Total operating expenses, which exclude expenses of CIEs and integration charges, increased $3 million, or 5%, compared to the prior year period due to $8 million in higher expenses related to supporting the $1.00 net asset value of certain 2a-7 funds partially offset by lower legal expenses.

Consolidated Results of Operations for the Six Months Ended June 30, 2010 and 2009

In June 2009, the FASB updated the accounting standard related to the required consolidation of certain VIEs. We adopted the accounting standard effective January 1, 2010. For additional information on the required consolidation of CIEs, refer to our discussion within the Overview section above.

Management believes that operating measures, which exclude net realized gains/losses, integration charges and the impact of consolidating CIEs, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents our consolidated results of operations:

	Six Months Ended June 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$1,729	$(19)	$1,748	$1,160	$(1)	$1,161	$587	51%
Distribution fees	844	—	844	662	—	662	182	27
Net investment income	1,244	246	998	929	23	906	92	10
Premiums	581	—	581	535	—	535	46	9
Other revenues	491	103	388	384	(19)	403	(15)	(4)
Total revenues	4,889	330	4,559	3,670	3	3,667	892	24
Banking and deposit interest expense	41	—	41	80	2	78	(37)	(47)
Total net revenues	4,848	330	4,518	3,590	1	3,589	929	26
Expenses
Distribution expenses	1,146	—	1,146	816	—	816	330	40
Interest credited to fixed accounts	459	—	459	442	—	442	17	4
Benefits, claims, losses and settlement expenses	652	—	652	687	—	687	(35)	(5)
Amortization of deferred acquisition costs	289	—	289	161	—	161	128	80
Interest and debt expense	138	85	53	54	—	54	(1)	(2)
General and administrative expense	1,337	76	1,261	1,181	46	1,135	126	11
Total expenses	4,021	161	3,860	3,341	46	3,295	565	17
Pretax income	827	169	658	249	(45)	294	364	NM
Income tax provision	133	(19)	152	46	(8)	54	98	NM
Net income	694	188	506	203	(37)	240	266	NM
Less: Net income (loss) attributable to noncontrolling interests	221	221	—	(22)	(22)	—	—	—%
Net income attributable to Ameriprise Financial	$473	$(33)	$506	$225	$(15)	$240	$266	NM

NM Not Meaningful.

(1)             Includes the elimination of management fees we earn for services provided to the CIEs and the related expense, revenues and expenses of the CIEs, net realized gains/losses and integration charges. Income tax provision is calculated using the statutory tax rate of 35% on applicable adjustments.

The following table presents the components of the adjustments in the table above:

	Six Months Ended June 30,
	2010			2009
		Other	Total		Other	Total
	CIEs	Adjustments (1)	Adjustments	CIEs	Adjustments (1)	Adjustments
	(in millions, unaudited)
Revenues
Management and financial advice fees	$(19)	$—	$(19)	$(1)	$—	$(1)
Distribution fees	—	—	—	—	—	—
Net investment income	234	12	246	2	21	23
Premiums	—	—	—	—	—	—
Other revenues	103	—	103	(19)	—	(19)
Total revenues	318	12	330	(18)	21	3
Banking and deposit interest expense	—	—	—	2	—	2
Total net revenues	318	12	330	(20)	21	1
Expenses
Distribution expenses	—	—	—	—	—	—
Interest credited to fixed accounts	—	—	—	—	—	—
Benefits, claims, losses and settlement	—	—	—	—	—	—
Amortization of deferred acquisition costs	—	—	—	—	—	—
Interest and debt expense	85	—	85	—	—	—
General and administrative expense	12	64	76	2	44	46
Total expenses	97	64	161	2	44	46
Pretax income	221	(52)	169	(22)	(23)	(45)
Income tax provision	—	(19)	(19)	—	(8)	(8)
Net income	221	(33)	188	(22)	(15)	(37)
Less: Net income (loss) attributable to noncontrolling interests	221	—	221	(22)	—	(22)
Net income attributable to Ameriprise Financial	$—	$(33)	$(33)	$—	$(15)	$(15)

(1)             Other adjustments include net realized gains/losses and integration charges.

Overall

Net income attributable to Ameriprise Financial for the six months ended June 30, 2010 was $473 million compared to $225 million for the prior year period. Operating net income attributable to Ameriprise Financial increased $266 million to $506 million for the six months ended June 30, 2010 compared to $240 million for the prior year period driven by higher asset-based revenues and higher income from spread products, as well as two months of earnings from the Columbia Management Acquisition.

Net Revenues

Net revenues increased $1.2 billion, or 35%, to $4.8 billion for the six months ended June 30, 2010 compared to $3.6 billion for the prior year period. Operating net revenues exclude net realized gains/losses and revenues of the CIEs and include the fees we earn from services we provided to the CIEs. Operating net revenues increased $929 million, or 26%, to $4.5 billion for the six months ended June 30, 2010 compared to $3.6 billion for the prior year period primarily driven by growth in asset-based management fees and distribution fees driven by higher asset levels and increased client activity, as well as higher net investment income from higher fixed annuity account balances and higher investment yields. Higher asset levels reflected period-over-period market appreciation, the Columbia Management Acquisition and retail net inflows.

Management and financial advice fees increased $569 million, or 49%, to $1.7 billion for the six months ended June 30, 2010 compared to $1.2 billion for the prior year period. Operating management and financial advice fees include the fees we earn from services provided to the CIEs. Operating management and financial advice fees increased $587 million, or 51%, to $1.7 billion for the six months ended June 30, 2010 compared to $1.2 billion for the prior year period primarily due to period-over-period market appreciation on assets, the Columbia Management Acquisition and retail net inflows. The daily average S&P 500 Index increased 32% compared to the prior year period. Wrap account assets increased $17.9 billion, or 23%, to $96.9 billion at June 30, 2010 due to period-over-period market appreciation and net inflows. Total Asset Management managed assets increased $199.2 billion, or 93%, compared to the prior year period primarily due to the Columbia Management Acquisition and the period-over-period appreciation in the S&P 500 Index.

Distribution fees increased $182 million, or 27%, to $844 million for the six months ended June 30, 2010 compared to $662 million in the prior year period primarily due to higher asset-based fees driven by period-over-period market appreciation, the Columbia Management Acquisition, net inflows and increased client activity.

Net investment income increased $315 million, or 34%, to $1.2 billion for the six months ended June 30, 2010 compared to $929 million in the prior year period. Operating net investment income excludes net realized gains/losses and the changes in the assets and liabilities related to the CIEs, primarily debt and underlying bank loans. Operating net investment income increased $92 million, or 10%, to $998 million for the six months ended June 30, 2010 compared to $906 million for the prior year period primarily due to an $87 million increase in investment income on fixed maturity securities driven by higher fixed annuity account balances and higher investment yields, as well as higher investment yields and increased account balances related to assets supporting our Protection business, partially offset by lower investment income related to certificates.

Premiums increased $46 million, or 9%, to $581 million for the six months ended June 30, 2010, primarily due to growth in Auto and Home premiums driven by higher volumes, as well as higher sales of immediate annuities with life contingencies. Auto and Home policy counts increased 9% period-over-period.

Other revenues increased $107 million, or 28%, to $491 million for the six months ended June 30, 2010 compared to $384 million in the prior year period. Operating other revenues exclude revenues of consolidated property funds. Operating other revenues decreased $15 million, or 4%, to $388 million for the six months ended June 30, 2010 compared to $403 million in the prior year period primarily due to a $58 million benefit in the first half of 2009 from repurchasing our junior notes at a discount, partially offset by a $20 million benefit from the payments related to the Reserve Funds matter in the first quarter of 2010 and an increase in our guaranteed benefit rider fees on variable annuities resulting from higher business volumes.

Banking and deposit interest expense decreased $39 million, or 49%, to $41 million for the six months ended June 30, 2010 compared to $80 million in the prior year period primarily due to lower certificate balances as a result of the run-off of certificate rate promotions and a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $680 million, or 20%, to $4.0 billion for the six months ended June 30, 2010 compared to $3.3 billion for the prior year period. Operating total expenses primarily exclude integration charges and expenses of the CIEs. Operating total expenses increased $565 million, or 17%, to $3.9 billion for the six months ended June 30, 2010 compared to $3.3 billion for the prior year period primarily due to an increase in distribution expenses, amortization of DAC and general and administrative expense.

Distribution expenses increased $330 million, or 40%, to $1.1 billion for the six months ended June 30, 2010 compared to $816 million in the prior year period as a result of period-over-period market appreciation, the Columbia Management Acquisition and higher advisor compensation from higher business levels.

Interest credited to fixed accounts increased $17 million, or 4%, to $459 million for the six months ended June 30, 2010 compared to $442 million for the prior year period primarily due to higher average fixed annuity account balances. Average fixed annuities contract accumulation values increased $1.1 billion, or 8%, compared to the prior year period. The average fixed annuity crediting rate excluding capitalized interest remained constant at 3.9% in the first half of 2010 compared to the prior year period.

Benefits, claims, losses and settlement expenses decreased $35 million, or 5%, to $652 million for the six months ended June 30, 2010 compared to $687 million for the prior year period driven by a decrease in expenses from variable annuity benefit guarantees. The mark-to-market impact of variable annuity living benefits, net of hedges and DSIC, decreased benefits expense by $41 million in the first half of 2010, primarily driven by the impact of nonperformance spread on the valuation of living benefit liabilities, which we do not hedge. This decrease was partially offset by an increase in benefits expense of $17 million, net of DSIC, as a result of the implementation of changes to the PN program. The mark-to-market impact of variable annuity living benefits, net of hedges and DSIC, increased benefits expense by $80 million in the first half of 2009 primarily due to the impact of nonperformance spread on the valuation of living benefit liabilities, which we do not hedge. Benefits, claims, losses and settlement expenses related to our Auto and Home business and immediate annuities with life contingencies increased compared to the prior year period primarily due to higher business volumes.

Amortization of DAC increased $128 million, or 80%, to $289 million for the six months ended June 30, 2010 compared to $161 million in the prior year period. DAC amortization in the first half of 2010 increased $59 million due to market impacts, including $33 million offsetting lower variable annuity guaranteed living benefit expenses, net of hedges. DAC amortization also increased due to higher variable annuity gross profits compared to the prior year period. These increases were partially offset by a $17 million decrease as a result of the implementation of changes to the PN program and a $28 million decrease related to an adjustment for revisions to certain calculations in our valuation of DAC. DAC amortization in the first half of 2009 decreased $59 million due to market impacts, including a $60 million benefit offsetting higher variable annuity guaranteed living benefits, net of hedges.

Interest and debt expense increased $84 million to $138 million for the six months ended June 30, 2010 compared to $54 million in the prior year period. Operating interest and debt expense excludes interest expense on CIE debt. Operating interest and debt expense decreased $1 million, or 2%, to $53 million for the six months ended June 30, 2010 compared to $54 million in the prior year period.

General and administrative expense increased $156 million, or 13%, to $1.3 billion for the six months ended June 30, 2010 compared to $1.2 billion for the prior year period. Operating general and administrative expense, which excludes integration charges and expenses of the CIEs, increased $126 million, or 11%, to $1.3 billion for the six months ended June 30, 2010 primarily due to higher performance-driven compensation expense, higher expenses as a result of the Columbia Management Acquisition and higher expenses related to recognizing a substantial increase in Threadneedle’s estimated market valuation attributable to its incentive compensation program compared to the 2009 market valuation. General and administrative expense in the first half of 2010 included $8 million in higher expenses related to supporting the $1.00 net asset value of certain 2a-7 funds. These increases were partially offset by lower legal expenses compared to the prior year period.

Income Taxes

Our effective tax rate on net income including net income (loss) attributable to noncontrolling interests was 16.1% for the six months ended June 30, 2010, compared to 18.4% for the six months ended June 30, 2009. Our effective tax rate on net income excluding net income (loss) attributable to noncontrolling interests and the required consolidation of certain investment entities was 21.9% for the six months ended June 30, 2010, compared to 17.0% for the six months ended June 30, 2009.

Results of Operations by Segment for the Six Months Ended June 30, 2010 and 2009

The following tables present summary financial information by segment:

	Six Months Ended June 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments	Operating	GAAP	Adjustments	Operating
	(in millions, unaudited)
Advice & Wealth Management
Net revenues	$1,848	$—	$1,848	$1,511	$(18)	$1,529
Expenses	1,712	6	1,706	1,575	28	1,547
Pretax income (loss)	$136	$(6)	$142	$(64)	$(46)	$(18)
Asset Management
Net revenues	$932	$1	$931	$553	$(3)	$556
Expenses	858	53	805	573	16	557
Pretax income (loss)	$74	$(52)	$126	$(20)	$(19)	$(1)
Annuities
Net revenues	$1,232	$7	$1,225	$1,054	$28	$1,026
Expenses	979	—	979	831	—	831
Pretax income	$253	$7	$246	$223	$28	$195
Protection
Net revenues	$1,028	$2	$1,026	$993	$7	$986
Expenses	774	—	774	771	—	771
Pretax income	$254	$2	$252	$222	$7	$215
Corporate & Other
Net revenues	$345	$339	$6	$5	$(12)	$17
Expenses	235	121	114	117	3	114
Pretax loss	110	218	(108)	(112)	(15)	(97)
Less: Net income (loss) attributable to noncontrolling interests	221	221	—	(22)	(22)	—
Pretax loss attributable to Ameriprise Financial	$(111)	$(3)	$(108)	$(90)	$7	$(97)
Eliminations
Net revenues	$(537)	$(19)	$(518)	$(526)	$(1)	$(525)
Expenses	(537)	(19)	(518)	(526)	(1)	(525)
Pretax income	$—	$—	$—	$—	$—	$—

	Six Months Ended June 30,
	2010	Percent Share of Total	2009	Percent Share of Total
	(in millions, except percentages)
Total net revenues
Advice & Wealth Management	$1,848	38%	$1,511	42%
Asset Management	932	19	553	16
Annuities	1,232	26	1,054	29
Protection	1,028	21	993	28
Corporate & Other	345	7	5	—
Eliminations	(537)	(11)	(526)	(15)
Total net revenues	$4,848	100%	$3,590	100%
Total expenses
Advice & Wealth Management	$1,712	43%	$1,575	47%
Asset Management	858	21	573	17
Annuities	979	24	831	25
Protection	774	19	771	23
Corporate & Other	235	6	117	4
Eliminations	(537)	(13)	(526)	(16)
Total expenses	$4,021	100%	$3,341	100%
Pretax income (loss) attributable to Ameriprise Financial
Advice & Wealth Management	$136	22%	$(64)	(24)%
Asset Management	74	12	(20)	(7)
Annuities	253	42	223	82
Protection	254	42	222	82
Corporate & Other	(111)	(18)	(90)	(33)
Pretax income	$606	100%	$271	100%

	Six Months Ended June 30,
	2010	Percent Share of Total	2009	Percent Share of Total
	(in millions, except percentages)
Total operating net revenues
Advice & Wealth Management	$1,848	41%	$1,529	43%
Asset Management	931	21	556	15
Annuities	1,225	27	1,026	29
Protection	1,026	23	986	28
Corporate & Other	6	—	17	—
Eliminations	(556)	(12)	(525)	(15)
Total operating net revenues	$4,480	100%	$3,589	100%
Total operating expenses
Advice & Wealth Management	$1,706	45%	$1,547	48%
Asset Management	805	21	557	17
Annuities	979	26	831	25
Protection	774	20	771	23
Corporate & Other	114	3	114	3
Eliminations	(556)	(15)	(525)	(16)
Total operating expenses	$3,822	100%	$3,295	100%
Operating pretax income (loss) attributable to Ameriprise Financial
Advice & Wealth Management	$142	22%	$(18)	(6)%
Asset Management	126	19	(1)	—
Annuities	246	37	195	66
Protection	252	38	215	73
Corporate & Other	(108)	(16)	(97)	(33)
Operating pretax income	$658	100%	$294	100%

Advice & Wealth Management

Management believes that operating measures, which exclude net realized gains/losses and integration charges for our Advice & Wealth Management segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the changes in wrap account assets:

	Six Months Ended June 30,
	2010	2009
	(in billions)
Balance at January 1	$94.9	$72.8
Net flows	4.8	4.1
Market appreciation (depreciation)	(2.8)	2.1
Balance at June 30	$96.9	$79.0

Wrap account assets had net inflows of $4.8 billion for the six months ended June 30, 2010 compared to $4.1 billion in the prior year period and market depreciation of $2.8 billion for the six months ended June 30, 2010 compared to period-over-period market appreciation of $2.1 billion in the prior year period.

The following table presents the results of operations of our Advice & Wealth Management segment:

	Six Months Ended June 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$750	$—	$750	$563	$—	$563	$187	33%
Distribution fees	947	—	947	854	—	854	93	11
Net investment income	144	—	144	133	(18)	151	(7)	(5)
Other revenues	45	—	45	40	—	40	5	13
Total revenues	1,886	—	1,886	1,590	(18)	1,608	278	17
Banking and deposit interest expense	38	—	38	79	—	79	(41)	(52)
Total net revenues	1,848	—	1,848	1,511	(18)	1,529	319	21
Expenses
Distribution expenses	1,124	—	1,124	940	—	940	184	20
General and administrative expense	588	6	582	635	28	607	(25)	(4)
Total expenses	1,712	6	1,706	1,575	28	1,547	159	10%
Pretax income (loss)	$136	$(6)	$142	$(64)	$(46)	$(18)	$160	NM

NM Not Meaningful.

(1)    Adjustments include net realized losses and integration charges.

Our Advice & Wealth Management segment pretax income was $136 million for the six months ended June 30, 2010 compared to a loss of $64 million in the prior year period. Our Advice & Wealth Management segment pretax operating income was $142 million for the six months ended June 30, 2010 compared to pretax operating loss of $18 million in the prior year period.

Net Revenues

Net revenues were $1.8 billion for the six months ended June 30, 2010 compared to $1.5 billion in the prior year period, an increase of $337 million, or 22%. Operating net revenues, which exclude net realized losses, were $1.8 billion for the six months ended June 30, 2010 compared to $1.5 billion in the prior year period, an increase of $319 million, or 21%, driven by growth in average fee-based assets.

Management and financial advice fees increased $187 million, or 33%, to $750 million for the six months ended June 30, 2010, driven by growth in average fee-based assets resulting from period-over-period market appreciation and retail net inflows. The daily average S&P 500 Index increased 32% compared to the prior year period. Wrap account assets increased $17.9 billion, or 23%, to $96.9 billion at June 30, 2010 due to period-over-period market appreciation and net inflows. Financial planning fees were higher for the six months ended June 30, 2010 compared to the prior year period.

Distribution fees increased $93 million, or 11%, to $947 million for the six months ended June 30, 2010, primarily driven by growth in average fee-based assets resulting from period-over-period market appreciation and retail net inflows, as well as increased client activity, partially offset by lower intersegment distribution fees due to slower sales of fixed annuities compared to the prior year period.

Net investment income increased $11 million, or 8%, to $144 million for the six months ended June 30, 2010 compared to $133 million for the prior year period. Operating net investment income, which excludes net realized losses, decreased $7 million, or 5%, to $144 million for the six months ended June 30, 2010 compared to $151 million for the prior year period primarily due to lower invested assets resulting from net outflows in certificates due to the run-off of certificate rate promotions, as well as lower average yields on invested assets related to certificates.

Banking and deposit interest expense decreased $41 million, or 52%, to $38 million for the six months ended June 30, 2010, primarily due to lower certificate balances as a result of the run-off of certificate rate promotions, as well as a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $137 million, or 9%, to $1.7 billion for the six months ended June 30, 2010. Total operating expenses, which exclude integration charges, increased $159 million, or 10%, to $1.7 billion for the six months ended June 30, 2010 due to an increase in distribution expenses partially offset by a decrease in general and administrative expense.

Distribution expenses increased $184 million, or 20%, to $1.1 billion for the six months ended June 30, 2010, primarily due to growth in average fee based assets driven by period-over-period market appreciation and retail net inflows, as well as higher advisor compensation from increased client activity.

General and administrative expense decreased $47 million, or 7%, to $588 million for the six months ended June 30, 2010 compared to the prior year period. Operating general and administrative expense, which excludes integration charges, decreased $25 million, or 4%, from the prior year period primarily reflecting cost controls partially offset by continued investment in marketing and a new brokerage platform.

Asset Management

Management believes that operating measures, which exclude net realized gains/losses and integration charges for our Asset Management segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following tables present the changes in Domestic and International managed assets:

	December 31,		Market	Foreign			June 30,
	2009	Net Flows	Depreciation	Exchange	Other		2010
	(in billions)
Domestic Managed Assets:
Retail Funds	$76.9	$(3.4)	$(1.5)	$—	$118.1		$190.1
Institutional Funds	62.3	(2.4)	(1.7)	—	69.1		127.3
Alternative Funds	9.9	0.3	(0.2)	—	—		10.0
Less: Eliminations	(0.1)	0.1	—	—	—		—
Total Domestic Managed Assets	149.0	(5.4)	(3.4)	—	187.2	(1)	327.4
International Managed Assets:
Retail Funds	29.1	0.8	(0.4)	(2.3)	0.1		27.3
Institutional Funds	66.8	(2.0)	(0.3)	(5.0)	1.0		60.5
Alternative Funds	1.9	0.1	(0.3)	(0.2)	—		1.5
Total International Managed Assets	97.8	(1.1)	(1.0)	(7.5)	1.1		89.3
Less: Sub-Advised Eliminations	(3.6)	—	—	—	0.2		(3.4)
Total Managed Assets	$243.2	$(6.5)	$(4.4)	$(7.5)	$188.5		$413.3

(1)     Includes assets due to the Columbia Management Acquisition.

			Market
	December 31,		Appreciation/	Foreign		June 30,
	2008	Net Flows	(Depreciation)	Exchange	Other	2009
	(in billions)
Domestic Managed Assets:
Retail Funds	$63.9	$(2.0)	$4.1	$—	$—	$66.0
Institutional Funds	54.7	2.4	2.8	—	(0.1)	59.8
Alternative Funds	9.4	(0.6)	0.3	—	—	9.1
Less: Eliminations	(0.1)	—	—	—	—	(0.1)
Total Domestic Managed Assets	127.9	(0.2)	7.2	—	(0.1)	134.8
International Managed Assets:
Retail Funds	16.3	1.9	(0.5)	2.2	2.2	22.1
Institutional Funds	55.3	(1.9)	(2.5)	6.5	1.0	58.4
Alternative Funds	2.6	0.2	(1.0)	0.2	—	2.0
Total International Managed Assets	74.2	0.2	(4.0)	8.9	3.2	82.5
Less: Sub-Advised Eliminations	(2.5)	—	—	—	(0.7)	(3.2)
Total Managed Assets	$199.6	$—	$3.2	$8.9	$2.4	$214.1

The U.S. asset management business ended the second quarter of 2010 with $327.4 billion in managed assets and strong investment and wholesaling teams in place. Investment performance continued to be solid, complementing strong longer-term investment track records. In the first half of 2010, net outflows were $5.4 billion, including $2.1 billion from a single low-yielding institutional account and $0.8 billion in lower-margin sub-advised retail portfolios included in acquired assets, as well as integration-related outflows. Retail net outflows also reflected slower equity sales, consistent with the industry.

At Threadneedle, total managed assets were $89.3 billion at June 30, 2010, up 8% from the prior year period reflecting period-over-period market appreciation and net inflows, partially offset by negative foreign currency translation. Total net outflows of $1.1 billion in the first half of 2010 were primarily due to institutional outflows in Zurich-related portfolios. Longer-term investment track records remained strong.

The following table presents the results of operations of our Asset Management segment:

	Six Months Ended June 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$778	$—	$778	$440	$—	$440	$338	77%
Distribution fees	146	—	146	101	—	101	45	45
Net investment income	4	1	3	5	(3)	8	(5)	(63)
Other revenues	5	—	5	8	—	8	(3)	(38)
Total revenues	933	1	932	554	(3)	557	375	67
Banking and deposit interest expense	1	—	1	1	—	1	—	—
Total net revenues	932	1	931	553	(3)	556	375	67
Expenses
Distribution expenses	292	—	292	167	—	167	125	75
Amortization of deferred acquisition costs	11	—	11	12	—	12	(1)	(8)
General and administrative expense	555	53	502	394	16	378	124	33
Total expenses	858	53	805	573	16	557	248	45%
Pretax income (loss)	$74	$(52)	$126	$(20)	$(19)	$(1)	$127	NM

NM Not Meaningful.

(1)    Adjustments include net realized gains/losses and integration charges.

Our Asset Management segment pretax income was $74 million for the six months ended June 30, 2010 compared to a loss of $20 million in the prior year period. Our Asset Management segment pretax operating income was $126 million for the six months ended June 30, 2010 compared to a loss of $1 million in the prior year period reflecting period-over-period market appreciation and two months of earnings from business acquired in the Columbia Management Acquisition.

Net Revenues

Net revenues increased $379 million, or 69%, to $932 million for the six months ended June 30, 2010. Operating net revenues, which exclude net realized gains or losses, increased $375 million, or 67%, to $931 million for the six months ended June 30, 2010, primarily driven by an increase in management fees due to growth in assets from the Columbia Management Acquisition and period-over-period market appreciation.

Management and financial advice fees increased $338 million, or 77%, to $778 million for the six months ended June 30, 2010, primarily due to period-over-period market appreciation on assets, the Columbia Management Acquisition and retail net inflows. The daily average S&P 500 Index increased 32% compared to the prior year period. Total Asset Management managed assets increased $199.2 billion, or 93%, compared to the prior year period primarily due to the Columbia Management Acquisition and the period-over-period appreciation in the S&P 500 Index.

Distribution fees increased $45 million, or 45%, to $146 million for the six months ended June 30, 2010, primarily driven by growth in assets from the Columbia Management Acquisition and period-over-period market appreciation.

Net investment income decreased $1 million, or 5%, to $4 million for the six months ended June 30, 2010. Operating net investment income, which excludes net realized gains or losses, decreased $5 million compared to the prior year period primarily due to unfavorable mark-to-market adjustments on seed money investments in the first half of 2010 compared to gains in the prior year period.

Expenses

Total expenses increased $285 million, or 50%, to $858 million for the six months ended June 30, 2010. Total operating expenses, which exclude integration charges, increased $248 million, or 45%, to $805 million for the six months ended June 30, 2010, primarily reflecting the increased distribution expenses and general and administrative expense from the Columbia Management Acquisition and period-over-period market appreciation.

Distribution expenses increased $125 million, or 75%, to $292 million for the six months ended June 30, 2010, primarily due to growth in assets from the Columbia Management Acquisition and period-over-period market appreciation.

General and administrative expense increased $161 million, or 41%, to $555 million for the six months ended June 30, 2010. Operating general and administrative expense, which excludes integration charges, increased $124 million, or 33%, to $502 million for the six months ended June 30, 2010, primarily due to the increased operating costs of Columbia Management Investments and higher expenses related to recognizing a substantial increase in Threadneedle’s estimated market valuation attributable to its incentive compensation program compared to the 2009 market valuation.

Annuities

Management believes that operating measures, which exclude net realized gains/losses for our Annuities segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

Variable annuity ending balances increased 15% to $54.0 billion at June 30, 2010 driven by period-over-period market appreciation and positive net flows. Fixed annuity balances were $14.5 billion, up 1% from the prior year period. Lower fixed annuity sales in the first half of 2010 primarily reflected lower client demand due to a decline in our offered crediting rate.

The following table presents the results of operations of our Annuities segment:

	Six Months Ended June 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$257	$—	$257	$194	$—	$194	$63	32%
Distribution fees	146	—	146	115	—	115	31	27
Net investment income	660	7	653	628	28	600	53	9
Premiums	73	—	73	47	—	47	26	55
Other revenues	96	—	96	70	—	70	26	37
Total revenues	1,232	7	1,225	1,054	28	1,026	199	19
Banking and deposit interest expense	—	—	—	—	—	—	—	—
Total net revenues	1,232	7	1,225	1,054	28	1,026	199	19
Expenses
Distribution expenses	131	—	131	105	—	105	26	25
Interest credited to fixed accounts	386	—	386	370	—	370	16	4
Benefits, claims, losses and settlement expenses	176	—	176	222	—	222	(46)	(21)
Amortization of deferred acquisition costs	181	—	181	37	—	37	144	NM
General and administrative expense	105	—	105	97	—	97	8	8
Total expenses	979	—	979	831	—	831	148	18
Pretax income	$253	$7	$246	$223	$28	$195	$51	26%

NM Not Meaningful.

(1)    Adjustments include net realized gains/losses.

Our Annuities segment pretax income was $253 million for the six months ended June 30, 2010 compared to $223 million in the prior year period. Our Annuities segment pretax operating income was $246 million for the six months ended June 30, 2010 compared to $195 million in the prior year period.

Net Revenues

Net revenues increased $178 million, or 17%, to $1.2 billion for the six months ended June 30, 2010. Operating net revenues, which exclude net realized gains, increased $199 million, or 19%, to $1.2 billion for the six months ended June 30, 2010.

Management and financial advice fees increased $63 million, or 32%, to $257 million for the six months ended June 30, 2010, due to higher fees on variable annuities driven by higher assets. Average variable annuities contract accumulation values increased $12.7 billion, or 34%, from the prior year period due to higher equity market levels and net inflows.

Distribution fees increased $31 million, or 27%, to $146 million for the six months ended June 30, 2010, due to higher fees on variable annuities driven by higher assets.

Net investment income increased $32 million, or 5%, to $660 million for the six months ended June 30, 2010. Operating net investment income, which excludes net realized gains, increased $53 million, or 9%, to $653 million for the six months ended June 30, 2010, primarily driven by higher fixed annuity account balances and higher investment yields, partially offset by the negative impact of the implementation of changes to the PN program. With these changes, assets of clients participating in the PN program were reallocated, pursuant to their consent. This reallocation in part resulted in a shift of assets from interest bearing investments in the general account into separate accounts.

Premiums increased $26 million, or 55%, to $73 million for the six months ended June 30, 2010, due to higher sales of immediate annuities with life contingencies.

Other revenues increased $26 million, or 37%, to $96 million for the six months ended June 30, 2010, due to an increase in guaranteed benefit rider fees on variable annuities resulting from higher business volumes.

Expenses

Total expenses increased $148 million, or 18%, to $979 million for the six months ended June 30, 2010, primarily due to an increase in amortization of DAC.

Distribution expenses increased $26 million, or 25%, to $131 million for the six months ended June 30, 2010, primarily due to higher variable annuity compensation.

Interest credited to fixed accounts increased $16 million, or 4%, to $386 million for the six months ended June 30, 2010, primarily due to higher average fixed annuity account balances. Average fixed annuities contract accumulation values increased $1.1 billion, or 8%, compared to the prior year period. The average fixed annuity crediting rate excluding capitalized interest remained constant at 3.9% in the first half of 2010 compared to the prior year period.

Benefits, claims, losses and settlement expenses decreased $46 million, or 21%, to $176 million for the six months ended June 30, 2010, driven by a decrease in expenses from variable annuity benefit guarantees. The mark-to-market impact of variable annuity living benefits, net of hedges and DSIC, decreased benefits expense by $41 million in the first half of 2010, primarily driven by the impact of nonperformance spread on the valuation of living benefit liabilities, which we do not hedge. This decrease was partially offset by an increase in benefits expense of $17 million, net of DSIC, as a result of the implementation of changes to the PN program. The mark-to-market impact of variable annuity living benefits, net of hedges and DSIC, increased benefits expense by $80 million in the first half of 2009 primarily due to the impact of nonperformance spread on the valuation of living benefit liabilities, which we do not hedge. Benefits, claims, losses and settlement expenses related to our immediate annuities with life contingencies increased compared to the prior year period primarily due to higher business volumes.

Amortization of DAC increased $144 million to $181 million for the six months ended June 30, 2010 compared to $37 million in the prior year period. DAC amortization in the first half of 2010 increased $56 million due to market impacts, including $33 million offsetting lower variable annuity guaranteed living benefit expenses, net of hedges. DAC amortization also increased due to higher variable annuity gross profits compared to the prior year period. These increases were partially offset by an $11 million decrease as a result of the implementation of changes to the PN program and a $21 million decrease related to an adjustment for revisions to certain calculations in our valuation of DAC. DAC amortization in the first half of 2009 decreased $58 million due to market impacts, including a $60 million benefit offsetting higher variable annuity guaranteed living benefits, net of hedges.

General and administrative expense increased $8 million, or 8%, to $105 million for the six months ended June 30, 2010 compared to $97 million for the prior year period primarily driven by additional expenses related to a new product introduction and the implementation of changes to the PN program.

Protection

Management believes that operating measures, which exclude net realized gains/losses for our Protection segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Protection segment:

	Six Months Ended June 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$26	$—	$26	$21	$—	$21	$5	24%
Distribution fees	48	—	48	48	—	48	—	—
Net investment income	214	2	212	197	7	190	22	12
Premiums	521	—	521	501	—	501	20	4
Other revenues	219	—	219	226	—	226	(7)	(3)
Total revenues	1,028	2	1,026	993	7	986	40	4
Banking and deposit interest expense	—	—	—	—	—	—	—	—
Total net revenues	1,028	2	1,026	993	7	986	40	4
Expenses
Distribution expenses	17	—	17	11	—	11	6	55
Interest credited to fixed accounts	73	—	73	72	—	72	1	1
Benefits, claims, losses and settlement expenses	476	—	476	465	—	465	11	2
Amortization of deferred acquisition costs	97	—	97	112	—	112	(15)	(13)
General and administrative expense	111	—	111	111	—	111	—	—
Total expenses	774	—	774	771	—	771	3	—
Pretax income	$254	$2	$252	$222	$7	$215	$37	17%

(1)    Adjustments include net realized gains.

Our Protection segment pretax income was $254 million for the six months ended June 30, 2010, an increase of $32 million, or 14%, from $222 million in the prior year period. Our Protection segment pretax operating income was $252 million for the six months ended June 30, 2010, an increase of $37 million, or 17%, from $215 million in the prior year period.

Net Revenues

Net revenues increased $35 million, or 4%, to $1.0 billion for the six months ended June 30, 2010. Operating net revenues, which exclude net realized gains, increased $40 million, or 4%, to $1.0 billion for the six months ended June 30, 2010, primarily due to an increase in net investment income and premiums.

Management and financial advice fees increased $5 million, or 24%, to $26 million for the six months ended June 30, 2010, due to higher fees on VUL products driven by period-over-period market appreciation.

Net investment income increased $17 million, or 9%, to $214 million for the six months ended June 30, 2010. Operating net investment income, which excludes net realized gains, increased $22 million, or 12%, to $212 million for the six months ended June 30, 2010, primarily due to higher investment yields and increased general account assets.

Premiums increased $20 million, or 4%, to $521 million for the six months ended June 30, 2010, due to growth in Auto and Home premiums driven by higher volumes. Auto and Home policy counts increased 9% period-over-period.

Expenses

Total expenses increased $3 million to $774 million for the six months ended June 30, 2010.

Benefits, claims, losses and settlement expenses increased $11 million, or 2%, to $476 million for the six months ended June 30, 2010, primarily due to higher volume-driven Auto and Home claims partially offset by favorable VUL/UL insurance claims.

Amortization of DAC decreased $15 million, or 13%, to $97 million for the six months ended June 30, 2010, reflecting a reduction in DAC amortization due to a $6 million benefit from the implementation of changes to the PN program and a $7 million adjustment for revisions to certain calculations in our valuation of DAC. The market impact on DAC amortization resulted in an increase of $3 million in the first half of 2010 compared to a benefit of $1 million in the prior year period.

Corporate & Other

The Corporate & Other segment includes the results of operations of CIEs. For additional information on the required consolidation of CIEs, refer to our discussion within the Overview section above.

Management believes that operating measures, which exclude net realized gains/losses, integration charges and the impact of consolidating CIEs for our Corporate & Other segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Corporate & Other segment:

	Six Months Ended June 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Net investment income (loss)	$222	$236	$(14)	$(34)	$9	$(43)	$29	67%
Other revenues	126	103	23	40	(19)	59	(36)	(61)
Total revenues	348	339	9	6	(10)	16	(7)	(44)
Banking and deposit interest expense	3	—	3	1	2	(1)	4	NM
Total net revenues	345	339	6	5	(12)	17	(11)	(65)
Expenses
Distribution expenses	—	—	—	2	—	2	(2)	(100)
Interest and debt expense	138	85	53	54	—	54	(1)	(2)
General and administrative expense	97	36	61	61	3	58	3	5
Total expenses	235	121	114	117	3	114	—	—
Pretax income (loss)	110	218	(108)	(112)	(15)	(97)	(11)	(11)
Less: Net income (loss) attributable to noncontrolling interests	221	221	—	(22)	(22)	—	—	—
Pretax loss attributable to Ameriprise Financial	$(111)	$(3)	$(108)	$(90)	$7	$(97)	$(11)	(11)%

NM Not Meaningful.

(1)    Includes revenues and expenses of the CIEs, net realized gains and integration charges.

The following table presents the components of the adjustments in the table above:

	Six Months Ended June 30,
	2010			2009
		Other	Total		Other	Total
	CIEs	Adjustments (1)	Adjustments	CIEs	Adjustments (1)	Adjustments
	(in millions, unaudited)
Revenues
Net investment income	$234	$2	$236	$2	$7	$9
Other revenues	103	—	103	(19)	—	(19)
Total revenues	337	2	339	(17)	7	(10)
Banking and deposit interest expense	—	—	—	2	—	2
Total net revenues	337	2	339	(19)	7	(12)
Expenses
Distribution expenses	—	—	—	—	—	—
Interest and debt expense	85	—	85	—	—	—
General and administrative expense	31	5	36	3	—	3
Total expenses	116	5	121	3	—	3
Pretax income (loss)	221	(3)	218	(22)	7	(15)
Less: Net income (loss) attributable to noncontrolling interests	221	—	221	(22)	—	(22)
Net income (loss) attributable to Ameriprise Financial	$—	$(3)	$(3)	$—	$7	$7

(1)    Other adjustments include net realized gains and integration charges.

Our Corporate & Other segment pretax loss attributable to Ameriprise Financial was $111 million for the six months ended June 30, 2010 compared to $90 million in the prior year period. Our Corporate & Other segment pretax operating loss attributable to Ameriprise Financial was $108 million for the six months ended June 30, 2010 compared to $97 million in the prior year period.

Net revenues increased $340 million compared to the prior year period primarily reflecting revenues of CIEs. Operating net revenues, which exclude revenues of CIEs and net realized gains, decreased $11 million compared to the prior year period. Net investment income in the first half of 2010 primarily reflects changes in the assets and liabilities of CIEs, primarily debt and underlying bank loans. The decrease in operating net investment loss, which excludes revenues of CIEs and net realized gains, reflects lower transfer priced interest income allocated to the Annuities and Protection segments for maintaining excess liquidity. Other revenues in the first half of 2010 primarily reflect revenues of consolidated property funds.  Operating other revenues, which exclude revenues of consolidated property funds, decreased $36 million primarily due to a $58 million benefit in first half of 2009 from repurchasing our junior notes at a discount, partially offset by a $20 million benefit from the payments related to the Reserve Funds matter in the first quarter of 2010.

Total expenses increased $118 million compared to the prior year period reflecting expenses of CIEs. Total operating expenses, which exclude expenses of CIEs and integration charges, remained constant compared to the prior year period.

Market Risk

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

We continue to utilize a hedging program which attempts to match the sensitivity of the assets with the sensitivity of the liabilities. This approach works with the premise that matched sensitivities will produce a highly effective hedging result. This program can generally be described as a “Static 3-Greek” hedging program. This style of hedging focuses mainly on first order sensitivities of the assets and liabilities; Equity Market Level (Delta), Interest Rate Level (Rho) and Volatility (Vega). Additionally, various second order sensitivities are managed. We use various index options across the term structure, interest rate swaps and swaptions, total return swaps and futures to manage the risk exposures. The exposures are measured and monitored daily, and adjustments to the hedge portfolio are made as necessary.

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

The numbers below show our estimates of the pretax impacts on income from these hypothetical market movements, net of hedging, as of June 30, 2010:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(184)	$—	$(184)
DAC and DSIC amortization (2) (3)	(116)	—	(116)
Variable annuity riders:
GMDB and GMIB (3)	(38)	1	(37)
GMWB	(77)	88	11
GMAB	(25)	29	4
DAC and DSIC amortization (4)	N/A	N/A	(6)
Total variable annuity riders	(140)	118	(28)
Equity indexed annuities	1	(1)	—
Stock market certificates	5	(5)	—
Total	$(434)	$112	$(328)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(22)	$—	$(22)
Variable annuity riders:
GMWB	257	(299)	(42)
GMAB	45	(51)	(6)
DAC and DSIC amortization (4)	N/A	N/A	18
Total variable annuity riders	302	(350)	(30)
Fixed annuities, fixed portion of variable annuities and fixed insurance products	14	—	14
Flexible savings and other fixed rate savings products	(6)	—	(6)
Total	$288	$(350)	$(44)

N/A  Not Applicable.

(1)   Includes the impact of the Columbia Management Acquisition.

(2)   Market impact on DAC and DSIC amortization resulting from lower projected profits.

(3)   In estimating the impact on DAC and DSIC amortization resulting from lower projected profits, we have not changed our assumed equity asset growth rates. This is a significantly more conservative estimate than if we assumed management follows its mean reversion guideline and increased near-term rates to recover the drop in equity values over a five-year period. We make this same conservative assumption in estimating the impact from GMDB and GMIB riders.

(4)   Market impact on DAC and DSIC amortization related to variable annuity riders is modeled net of hedge impact.

The above results compare to estimated negative net impacts to pretax income of $287 million related to a 10% equity price decline and $75 million related to a 100 basis point increase in interest rates as of December 31, 2009. The increase in equity exposure at June 30, 2010 compared to December 31, 2009 is primarily due to the inclusion of Columbia Management in the asset-based management and distribution fees category at June 30, 2010.  The interest rate exposure decreased at June 30, 2010 due to the significant fall in rates from December 31, 2009.

Net impacts shown in the above table from GMWB and GMAB riders result largely from differences between the liability valuation basis and the hedging basis. Liabilities are valued using fair value accounting principles, with key policyholder behavior assumptions loaded to provide risk margins and with discount rates increased to reflect a current market estimate of our risk of nonperformance specific to these liabilities. Management has elected to hedge based on best estimate policyholder assumptions and explicitly does not hedge nonperformance spread risk. Net impacts shown in the above table from GMDB and GMIB reflect the fact that these guaranteed benefits are primarily retained by us and not hedged. In 2009, we entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written previously in 2009.

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

Non-Agency Residential Mortgage Backed Securities Backed by Sub-prime, Alt-A or Prime Collateral

Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but may not conform to government-sponsored standards. Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles. We have exposure to each of these types of loans predominantly through mortgage backed and asset backed securities. The slowdown in the U.S. housing market, combined with relaxed underwriting standards by some originators, has led to higher delinquency and loss rates for some of these investments. Market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities. As a part of our risk management process, an internal rating system is used in conjunction with market data as the basis of analysis to assess the likelihood that we will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, we perform our own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds, loss severity, and geographic concentrations to determine if an other-than-temporary impairment should be recognized.

The following table presents, as of June 30, 2010, our non-agency residential mortgage backed and asset backed securities backed by sub-prime, Alt-A or prime mortgage loans by credit rating and vintage year:

	AAA		AA		A		BBB		BB & Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(in millions)
Sub-prime
2003 & prior	$2	$2	$—	$—	$—	$—	$—	$—	$—	$—	$2	$2
2004	12	11	7	3	7	7	—	—	9	8	35	29
2005	37	36	40	40	30	30	8	8	23	18	138	132
2006	—	—	—	—	—	—	12	12	63	44	75	56
2007	—	—	—	—	4	4	—	—	6	1	10	5
2008	—	—	6	6	—	—	—	—	—	—	6	6
Re-Remic(1)	40	40	—	—	—	—	15	15	—	—	55	55
Total Sub-prime	$91	$89	$53	$49	$41	$41	$35	$35	$101	$71	$321	$285

Alt-A
2003 & prior	$19	$20	$—	$—	$—	$—	$—	$—	$—	$—	$19	$20
2004	12	11	60	56	21	17	10	5	17	8	120	97
2005	5	4	38	29	29	23	14	10	255	171	341	237
2006	—	—	1	1	—	—	—	—	165	107	166	108
2007	—	—	—	—	—	—	—	—	204	109	204	109
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	17	17	—	—	—	—	—	—	—	—	17	17
Total Alt-A	$53	$52	$99	$86	$50	$40	$24	$15	$641	$395	$867	$588

Prime
2003 & prior	$256	$254	$—	$—	$—	$—	$—	$—	$—	$—	$256	$254
2004	85	87	27	24	32	31	32	28	22	7	198	177
2005	16	19	35	38	62	63	21	21	196	138	330	279
2006	—	—	19	20	—	—	—	—	41	40	60	60
2007	40	42	—	—	—	—	—	—	14	11	54	53
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	2,386	2,562	75	86	—	—	13	25	—	—	2,474	2,673
Total Prime	$2,783	$2,964	$156	$168	$94	$94	$66	$74	$273	$196	$3,372	$3,496

Grand Total	$2,927	$3,105	$308	$303	$185	$175	$125	$124	$1,015	$662	$4,560	$4,369

(1)             Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement on senior bonds is increased through the Re-Remic process. Total exposure to subordinate tranches was nil as of June 30, 2010.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2010. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $115 million, net of DAC and DSIC amortization and income taxes, based on June 30, 2010 credit spreads.

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during the six months ended June 30, 2010. At June 30, 2010, we had $3.8 billion in cash and cash equivalents compared to $3.1 billion at December 31, 2009. We have additional liquidity available through an unsecured revolving credit facility for $750 million that expires in September 2010. We are currently reviewing replacement options for this credit facility. Under the terms of the underlying credit agreement, we can increase this facility to $1.0 billion. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this credit facility and had $2 million of outstanding letters of credit at June 30, 2010.

In March 2010, we issued $750 million of 5.30% senior notes due 2020. A portion of the proceeds will be used to retire $340 million of debt maturing in November 2010. On April 30, 2010, we closed on the Columbia Management Acquisition for $927 million, of which $866 million was paid in the second quarter of 2010 with cash on hand. We assumed $30 million of liabilities and expect to settle the remaining $31 million payable with Bank of America in the fourth quarter of 2010. Our subsidiaries, Ameriprise Bank, FSB and RiverSource Life, are members of the Federal Home Loan Bank (“FHLB”) of Des Moines, which provides these subsidiaries with access to collateralized borrowings. As of June 30, 2010, we had no borrowings from the FHLB. In 2010, we entered into repurchase agreements to reduce reinvestment risk from higher levels of expected annuity net cash flows. Repurchase agreements allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at June 30, 2010 was $484 million, which is collateralized with commercial mortgage backed securities, agency residential mortgage backed securities and corporate debt securities from our investment portfolio. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

Dividends from Subsidiaries

Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company (“ACC”), AMPF Holding Corporation, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, Inc. (“AFSI”) and our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. (“AEIS”), our Auto and Home insurance subsidiary, IDS Property Casualty Insurance Company (“IDS Property Casualty”), doing business as Ameriprise Auto & Home Insurance, Threadneedle, Columbia Management Investment Services Corp. and our investment advisory company, Columbia Management Investment Advisors, LLC. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
	(in millions)
RiverSource Life(1)(2)	$3,669	$3,450	N/A	$803
RiverSource Life of NY(1)(2)	327	286	N/A	44
IDS Property Casualty(1)(3)	412	405	137	133
Ameriprise Insurance Company(1)(3)	46	46	2	2
ACC(4)(5)	210	293	188	231
Threadneedle(6)	211	201	130	155
Ameriprise Bank, FSB(7)	264	255	256	231
AFSI(3)(4)	153	79	1	1
Ameriprise Captive Insurance Company(3)	30	28	18	12
Ameriprise Trust Company(3)	39	36	34	32
AEIS(3)(4)	110	133	31	29
Securities America, Inc.(3)(4)	13	15	#	#
RiverSource Distributors, Inc.(3)(4)	13	41	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	32	13	#	#

N/A Not applicable.
#	Amounts are less than $1 million.
(1)	Actual capital is determined on a statutory basis.
(2)	Regulatory capital requirement is based on the statutory risk-based filing.
(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of June 30, 2010 and December 31, 2009.
(4)	Actual capital is determined on an adjusted GAAP basis.
(5)	ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.
(6)	Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation.
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

During the six months ended June 30, 2010, the parent holding company received cash dividends from its subsidiaries of $590 million and contributed cash to its subsidiaries of $20 million. Of the dividends received, $425 million came from RiverSource Life. During the six months ended June 30, 2009, the parent holding company received cash dividends from its subsidiaries of $18 million and contributed cash to its subsidiaries of $223 million.

Dividends Paid to Shareholders, Debt Repurchases and Share Repurchases

We paid regular quarterly cash dividends to our shareholders totaling $91 million and $74 million for the six months ended June 30, 2010 and 2009, respectively. On July 28, 2010, our Board of Directors declared a quarterly cash dividend of $0.18 per common share. The dividend will be paid on August 20, 2010 to our shareholders of record at the close of business on August 6, 2010.

On May 11, 2010, we announced that our board of directors authorized an expenditure of up to $1.5 billion for the repurchase of shares of our common stock through the date of our 2012 annual shareholders meeting. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. In the second quarter of 2010, we repurchased a total of 5.7 million shares of our common stock at an average price of $38.43. As of June 30, 2010, we had $1.3 billion remaining under our share repurchase authorization.

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

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2010 was $1.3 billion compared to net cash used in operating activities of $1.5 billion for the six months ended June 30, 2009. In the first half of 2009, operating cash was reduced by $1.6 billion due to a decrease in net cash collateral held related to derivative instruments, compared to an increase of $533 million in the first half of 2010. In addition, in the first half of 2009, operating cash was reduced by $454 million due to net purchases within our bond trading portfolio.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.

Net cash used in investing activities decreased $5.1 billion to $206 million for the six months ended June 30, 2010 compared to $5.3 billion for the six months ended June 30, 2009, primarily due to a $6.0 billion decrease in cash used for purchases of Available-for-Sale securities, partially offset by cash paid of $866 million for the Columbia Management Acquisition in the second quarter of 2010.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2010 was $368 million compared to net cash provided by financing activities of $5.0 billion for the six months ended June 30, 2009. Net cash outflows related to policyholder and contractholder account values were $1.1 billion for the six months ended June 30, 2010 compared to net cash inflows of $2.7 billion for the prior year period. The $2.9 billion decrease in consideration received from policyholder and contractholder account values was primarily due to lower net inflows of fixed annuities compared to the prior year period. The $1.3 billion cash outflow for net transfers to separate accounts in the six months ended June 30, 2010 was primarily due to the implementation of changes to the PN program offered in connection with our variable life and annuity products. With these changes, assets of clients participating in the PN program were reallocated, pursuant to their consent. This reallocation in part resulted in a shift of assets from interest bearing investments in the general account into separate accounts.

Cash received due to issuance of debt, net of repayments, increased $340 million for the six months ended June 30, 2010 compared to the prior year period. In the first half of 2010, net cash received related to repurchase agreements was $484 million. In the first half of 2009, we received cash of $869 million from the issuance of common stock. Cash used for the repurchase of common stock increased $197 million for the six months ended June 30, 2010 compared to the prior year period. Proceeds from sales of investment certificates decreased $1.2 billion compared to the prior year period primarily due to the run-off of certificate rate promotions.

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

•          changes in relevant accounting standards, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the recent enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

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

•          the ability to complete the acquisition opportunities the Company negotiates and to pursue other growth opportunities;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in this report is incorporated herein by reference. These disclosures should be read in conjunction with the “Quantitative and Qualitative Disclosures About Market Risk” discussion included as Part II, Item 7A of our Annual Report on Form 10-K for 2009 filed with the SEC on February 24, 2010.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2010.

Changes in Internal Control over Financial Reporting

On April 30, 2010, the Company completed its acquisition of the long-term asset management business of Columbia Management from Bank of America. The Company considers the acquisition reasonably likely to materially affect its internal control over financial reporting with respect to its Asset Management segment.  The Company has extended its internal control oversight and monitoring processes to include the assets acquired in the Columbia Management Acquisition. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in Note 13 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Part I, Item 1A of our 2009 10-K sets forth information relating to the material risks and uncertainties that affect our business and common stock. In addition, the following factors should be read in conjunction with and supplement and amend the risk factors set forth in our 2009 10-K that may affect the Company’s business, financial condition and results of operations.

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

For example, the FASB updated the accounting standard related to the required consolidation of certain VIEs, effective January 1, 2010. We adopted the accounting standard effective January 1, 2010 and recorded as a cumulative change in accounting principle an increase to appropriated retained earnings of consolidated investment entities and consolidated client assets and liabilities in VIEs onto our consolidated balance sheets that were not previously consolidated. While the economics of our business have not changed, the financial statements were impacted. See “Adoption of New Accounting Standards — Consolidation of Variable Interest Entities” in Note 2 to the Consolidated Financial Statements set forth in this report, which portion is incorporated herein by reference. Further revisions to this standard, or proposed revisions to other standards, may have an additional impact on us, which cannot be predicted at this time.

Recent changes in the supervision and regulation of the financial industry, including those set forth under the Dodd-Frank Wall Street Reform and Consumer Protection Act, could materially impact our results of operations, financial condition and liquidity.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) into law.  The Act calls for sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors.  Certain elements of the Act became effective immediately, though the details of many provisions are subject to additional studies and will not be known until final rules are adopted by applicable regulatory agencies.  The impact of the Act on the Company, the financial industry and the economy cannot be known until all such rules and regulations called for under the Act have been finalized, and, in some cases, implemented over time.

Accordingly, while the final contours of these reforms are not yet known, the Act is expected to impact the manner in which we market our products and services, manage our Company and its operations and interact with regulators, all of which could materially impact our results of operations, financial condition and liquidity.  Certain provisions of the Act that may impact our business include but are not limited to restrictions on proprietary trading, the establishment of a fiduciary standard for broker-dealers, the imposition of capital requirements on financial holding companies and greater oversight over derivatives trading.  Further, the Company and its subsidiaries will need to respond to changes to the framework for the supervision of U.S. financial institutions, including the creation of the Financial Stability Oversight Counsel and the abolishment of the Office of Thrift Supervision, which has been the primary regulator of both our banking subsidiary and the holding company. Moreover, to the extent the Act impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.

On July 21, 2010, the SEC proposed certain measures that would establish a new framework to replace the requirements of Rule 12b-1 under the Investment Company Act of 1940, with respect to how mutual funds collect and pay fees to cover the costs of selling and marketing their shares.  The proposed changes are subject to public comment and, following any enactment, would be phased in over a number of years. As these measures are not final nor undergoing implementation throughout the financial services industry, the impact of changes such as those currently proposed cannot be predicted at this time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of 2010:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2010
Share repurchase program(1)	—	$—	—	$1,500,000,000
Employee transactions(2)	1,614	$46.05	N/A	—
May 1 to May 31, 2010
Share repurchase program(1)	2,102,800	$39.15	2,102,800	$1,417,683,029
Employee transactions(2)	484	$46.36	N/A	—
June 1 to June 30, 2010
Share repurchase program(1)	3,618,995	$38.02	3,618,995	$1,280,083,127
Employee transactions(2)	6,150	$38.90	N/A	—
Totals
Share repurchase program	5,721,795	$38.43	5,721,795
Employee transactions	8,248	$40.74	N/A
	5,730,043		5,721,795

(1)

On May 11, 2010, we announced that our Board of Directors authorized us to repurchase up to $1.5 billion worth of our common stock through the date of the company’s 2012 annual shareholders meeting. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.

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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: August 4, 2010	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date: August 4, 2010	By	/s/ David K. Stewart
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

101*

The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, formatted in XBRL: (i) Consolidated Statements of Operations for the three months and six months ended June 30, 2010 and 2009; (ii) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; (iv) Consolidated Statements of Equity for the six months ended June 30, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements.

E-1