Form 10-Q
period 2010-09-30
AMERIPRISE FINANCIAL INC
filed 2010-11-05
CIK 820027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2010
Common Stock (par value $.01 per share)	247,961,736 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Management and financial advice fees	$1,040	$689	$2,769	$1,849
Distribution fees	415	367	1,259	1,029
Net investment income	527	538	1,771	1,467
Premiums	303	276	884	811
Other revenues	180	109	671	493
Total revenues	2,465	1,979	7,354	5,649
Banking and deposit interest expense	15	33	56	113
Total net revenues	2,450	1,946	7,298	5,536

Expenses
Distribution expenses	611	462	1,757	1,278
Interest credited to fixed accounts	227	232	686	674
Benefits, claims, losses and settlement expenses	640	306	1,292	993
Amortization of deferred acquisition costs	(246)	(64)	43	97
Interest and debt expense	74	45	212	99
General and administrative expense	702	625	2,039	1,806
Total expenses	2,008	1,606	6,029	4,947
Pretax income	442	340	1,269	589
Income tax provision	130	80	263	126
Net income	312	260	1,006	463
Less: Net income (loss) attributable to noncontrolling interests	(32)	—	189	(22)
Net income attributable to Ameriprise Financial	$344	$260	$817	$485

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic	$1.35	$1.00	$3.15	$2.05
Diluted	1.32	1.00	3.10	2.04
Weighted average common shares outstanding
Basic	255.3	258.7	259.0	236.6
Diluted	259.9	260.7	263.4	238.0
Cash dividends paid per common share	$0.18	$0.17	$0.53	$0.51
Supplemental Disclosures:
Net investment income:
Net investment income before impairment losses on securities	$529	$558	$1,804	$1,553
Total other-than-temporary impairment losses on securities	(2)	(17)	(34)	(72)
Portion of loss recognized in other comprehensive income	—	(3)	1	(14)
Net impairment losses recognized in net investment income	(2)	(20)	(33)	(86)
Net investment income	$527	$538	$1,771	$1,467

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash and cash equivalents	$3,685	$3,097
Investments	37,980	36,938
Separate account assets	64,014	58,129
Receivables	4,892	4,435
Deferred acquisition costs	4,437	4,334
Restricted and segregated cash	1,447	1,452
Other assets	5,849	4,286
Total assets before consolidated investment entities	122,304	112,671

Consolidated Investment Entities:
Cash	403	181
Investments, at fair value	5,375	36
Receivables (includes $42 and nil, respectively, at fair value)	77	49
Other assets, at fair value	885	833
Total assets of consolidated investment entities	6,740	1,099
Total assets	$129,044	$113,770

Liabilities and Equity
Liabilities:
Future policy benefits and claims	$31,124	$30,886
Separate account liabilities	64,014	58,129
Customer deposits	8,492	8,554
Short-term borrowings	869	—
Long-term debt	2,735	1,868
Accounts payable and accrued expenses	1,080	918
Other liabilities	3,662	3,093
Total liabilities before consolidated investment entities	111,976	103,448

Consolidated Investment Entities:
Debt (includes $5,097 and nil, respectively, at fair value)	5,456	381
Accounts payable and accrued expenses	26	28
Other liabilities (includes $69 and $30, respectively, at fair value)	82	41
Total liabilities of consolidated investment entities	5,564	450
Total liabilities	117,540	103,898

Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 299,395,952 and 295,839,581, respectively)	3	3
Additional paid-in capital	5,917	5,748
Retained earnings	5,955	5,276
Appropriated retained earnings of consolidated investment entities	590	—
Treasury shares, at cost (50,715,212 and 40,744,090 shares, respectively)	(2,412)	(2,023)
Accumulated other comprehensive income, net of tax	897	265
Total Ameriprise Financial, Inc. shareholders’ equity	10,950	9,269
Noncontrolling interests	554	603
Total equity	11,504	9,872
Total liabilities and equity	$129,044	$113,770

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$1,006	$463
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Capitalization of deferred acquisition and sales inducement costs	(407)	(560)
Amortization of deferred acquisition and sales inducement costs	34	95
Depreciation, amortization and accretion, net	79	101
Deferred income tax expense	573	103
Share-based compensation	111	138
Net realized investment gains	(43)	(132)
Other-than-temporary impairments and provision for loan losses	42	107
Net (income) loss attributable to noncontrolling interests	(189)	22
Changes in operating assets and liabilities before consolidated investment entities:
Restricted and segregated cash	(155)	87
Trading securities and equity method investments, net	(10)	278
Future policy benefits and claims, net	(89)	294
Receivables	(419)	(207)
Brokerage deposits	27	23
Accounts payable and accrued expenses	106	(140)
Derivatives collateral, net	627	(1,659)
Other, net	398	113
Changes in operating assets and liabilities of consolidated investment entities	224	(48)
Net cash provided by (used in) operating activities	1,915	(922)

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	1,979	3,910
Maturities, sinking fund payments and calls	4,783	4,375
Purchases	(6,536)	(14,497)
Proceeds from sales and maturities of commercial mortgage loans	154	235
Funding of commercial mortgage loans	(132)	(83)
Proceeds from sales of other investments	135	47
Purchase of other investments	(141)	(14)
Purchase of investments by consolidated investment entities	(1,491)	—
Proceeds from sales and maturities of investments by consolidated investment entities	1,386	—
Return of capital in investments of consolidated investment entities	5	—
Purchase of land, buildings, equipment and software	(88)	(56)
Change in policy and certificate loans, net	(12)	9
Acquisitions	(866)	—
Change in consumer banking loans and credit card receivables, net	(283)	(107)
Other, net	(8)	—
Net cash used in investing activities	(1,115)	(6,181)

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(in millions)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	$783	$2,141
Maturities, withdrawals and cash surrenders	(1,496)	(2,515)
Change in other banking deposits	622	1,157
Policyholder and contractholder account values:
Consideration received	1,248	4,386
Net transfers (to) from separate accounts	(1,283)	174
Surrenders and other benefits	(992)	(1,587)
Deferred premium options, net	(111)	(38)
Proceeds from issuance of common stock	—	869
Issuances of debt, net of issuance costs	744	491
Repayments of debt	—	(550)
Change in short-term borrowings, net	869	—
Dividends paid to shareholders	(138)	(118)
Repurchase of common shares	(389)	(9)
Exercise of stock options	53	1
Excess tax benefits from share-based compensation	5	12
Borrowings of consolidated investment entities	30	62
Repayments of debt of consolidated investment entities	(53)	—
Noncontrolling interests investments in subsidiaries	68	7
Distributions to noncontrolling interests	(166)	(42)
Other, net	(1)	(2)
Net cash (used in) provided by financing activities	(207)	4,439

Effect of exchange rate changes on cash	(5)	16
Net increase (decrease) in cash and cash equivalents	588	(2,648)
Cash and cash equivalents at beginning of period	3,097	6,228
Cash and cash equivalents at end of period	$3,685	$3,580

Supplemental Disclosures:
Interest paid on debt before consolidated investment entities	$84	$84
Income taxes paid, net	56	13

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Ameriprise Financial, Inc.
					Appropriated
					Retained		Accumulated
					Earnings of		Other
	Number of		Additional		Consolidated		Comprehensive	Non-
	Outstanding	Common	Paid-In	Retained	Investment	Treasury	Income	controlling
	Shares	Shares	Capital	Earnings	Entities	Shares	(Loss)	Interests	Total
	(in millions, except share data)
Balances at January 1, 2009	216,510,699	$3	$4,688	$4,586	$—	$(2,012)	$(1,091)	$289	$6,463
Change in accounting principles, net of tax	—	—	—	132	—	—	(132)	—	—
Comprehensive income:
Net income (loss)	—	—	—	485	—	—	—	(22)	463
Other comprehensive income, net of tax:
Change in net unrealized securities losses	—	—	—	—	—	—	1,411	—	1,411
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	41	—	41
Change in net unrealized derivatives losses	—	—	—	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	—	—	—	51	24	75
Total comprehensive income									1,989
Issuance of common stock	36,000,000	—	869	—	—	—	—	—	869
Dividends paid to shareholders	—	—	—	(118)	—	—	—	—	(118)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	96	96
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(42)	(42)
Repurchase of common shares	(697,411)	—	—	—	—	(9)	—	—	(9)
Share-based compensation plans	3,246,543	—	142	—	—	—	—	—	142
Balances at September 30, 2009	255,059,831	$3	$5,699	$5,085	$—	$(2,021)	$279	$345	$9,390

Balances at January 1, 2010	255,095,491	$3	$5,748	$5,276	$—	$(2,023)	$265	$603	$9,872
Change in accounting principles	—	—	—	—	473	—	—	—	473
Comprehensive income:
Net income	—	—	—	817	—	—	—	189	1,006
Net income reclassified to appropriated retained earnings	—	—	—	—	117	—	—	(117)	—
Other comprehensive income, net of tax:
Change in net unrealized securities gains	—	—	—	—	—	—	628	—	628
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	17	—	17
Change in net unrealized derivatives gains	—	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	—	(14)	(23)	(37)
Total comprehensive income									1,615
Dividends paid to shareholders	—	—	—	(138)	—	—	—	—	(138)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	68	68
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(166)	(166)
Repurchase of common shares	(9,971,122)	—	—	—	—	(389)	—	—	(389)
Share-based compensation plans	3,556,371	—	169	—	—	—	—	—	169
Balances at September 30, 2010	248,680,740	$3	$5,917	$5,955	$590	$(2,412)	$897	$554	$11,504

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

In the third quarter of 2010, the Company made adjustments for revisions to the valuations of reserves, deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) related to insurance and living benefit guarantees which resulted in a $32 million pretax charge ($21 million after-tax).  In the second quarter of 2010, the Company made an adjustment for revisions to certain calculations in its valuation of DAC and DSIC which resulted in a $33 million pretax benefit ($21 million after-tax).

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

2.  Recent Accounting Pronouncements

Adoption of New Accounting Standards

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to the consolidation of VIEs. The standard amends the guidance on the determination of the primary beneficiary of a VIE from a quantitative model to a qualitative model and requires additional disclosures about an enterprise’s involvement in VIEs. Under the new qualitative model, the primary beneficiary must have both the power to direct the activities of the VIE and the obligation to absorb losses or the right to receive gains that could be potentially significant to the VIE. In February 2010, the FASB amended this guidance to defer application of the consolidation requirements for certain investment funds. The standards are effective for interim and annual reporting periods beginning after November 15, 2009. The Company adopted the standards effective January 1, 2010 and consolidated certain collateralized debt obligations (“CDOs”). As a result of the adoption, the Company recorded a $5.5 billion increase to assets and a $5.1 billion increase to liabilities. The difference between the fair value of the assets and liabilities of the CDOs was recorded as a cumulative effect increase of $473 million to appropriated retained earnings of consolidated investment entities. Such amounts are recorded as appropriated retained

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

earnings as the CDO note holders, not Ameriprise Financial, ultimately will receive the benefits or absorb the losses associated with the assets and liabilities of the CDOs. Subsequent to the adoption, the net change in fair value of the assets and liabilities of the CDOs will be recorded as net income (loss) attributable to noncontrolling interests and as an adjustment to appropriated retained earnings of consolidated investment entities. See Note 3 for additional information related to the application of the amended VIE consolidation model and the required disclosures.

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

Future Adoption of New Accounting Standards

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB updated the accounting standards regarding accounting for DAC. Under this new standard, only the following costs incurred in the acquisition of new and renewal insurance contracts would be capitalizable as DAC: (i) incremental direct costs of a successful contract acquisition, (ii) portions of employees’ salaries and benefits directly related to time spent performing specified acquisition activities (that is, underwriting, policy issuance and processing, medical and inspection, and sales force contract selling) for a contract that has actually been acquired, (iii) other costs related to the specified acquisition activities that would not have been incurred had the acquisition contract not occurred, and (iv) advertising costs that meet the capitalization criteria in other GAAP guidance for certain direct-response marketing. All other costs are to be expensed as incurred. The standard is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted if it is at the beginning of an entity’s annual reporting period. The standard is to be applied prospectively; however, retrospective application to all prior periods presented is permitted but not required. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.

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

How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments

In April 2010, the FASB updated the accounting standards regarding accounting for investment funds determined to be VIEs. Under this standard an insurance enterprise would not be required to consolidate a voting-interest investment fund when it holds the majority of the voting interests of the fund through its separate accounts. In addition, the enterprise would not consider the interests held through separate accounts in evaluating its economic interests in a VIE, unless the separate account contract holder is a related party. The standard is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2010. The adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

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

Variable Interest Entities

A VIE is an entity that either has equity investors that lack certain essential characteristics of a controlling financial interest (including substantive voting rights, the obligation to absorb the entity’s losses, or the rights to receive the entity’s returns) or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE is required to be assessed for consolidation under two models:

•          If the VIE is a money market fund or is an investment company, or has the financial characteristics of an investment company, and the following is true:

(i)             the entity does not have an explicit or implicit obligation to fund the investment company’s losses; and

(ii)          the investment company is not a securitization entity, asset backed financing entity, or an entity formally considered a qualifying special purpose entity,

then, the VIE will be consolidated by the entity that determines it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. Examples of entities that are likely to be assessed for consolidation under this framework include hedge funds, property funds, private equity funds and venture capital funds.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Investment Entities

Collateralized Debt Obligations

The Company provides collateral management services to CDOs which are considered VIEs. These CDOs are asset backed financing entities collateralized by a pool of assets, primarily syndicated loans and, to a lesser extent, high-yield bonds. Multiple tranches of debt securities are issued by a CDO, offering investors various maturity and credit risk characteristics. The debt securities issued by the CDOs are non-recourse to the Company. The CDO’s debt holders have recourse only to the assets of the CDO. The assets the CDOs collateralize cannot be used by the Company. Scheduled debt payments are based on the performance of the CDO’s collateral pool. The Company generally earns management fees from the CDOs based on the par value of outstanding debt and, in certain instances, may also receive performance-based fees. In the normal course of business, the Company has invested in certain CDOs, generally taking an insignificant portion of the unrated, junior subordinated debt.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables reflect the impact of consolidated investment entities on the Consolidated Balance Sheet as of September 30, 2010 and the Consolidated Statements of Operations for the three months and nine months ended September 30, 2010:

	September 30, 2010
	Before	Consolidated
	Consolidation	Investment Entities	Eliminations	Total
	(in millions)
Total assets	$122,365	$6,740	$(61)	$129,044

Total liabilities	111,976	5,564	—	117,540
Total Ameriprise Financial shareholders’ equity	10,389	622	(61)	10,950
Noncontrolling interests equity	—	554	—	554
Total liabilities and equity	$122,365	$6,740	$(61)	$129,044

	Three Months Ended September 30, 2010
	Before	Consolidated
	Consolidation	Investment Entities	Eliminations	Total
	(in millions)
Total net revenues	$2,433	$26	$(9)	$2,450
Total expenses	1,959	58	(9)	2,008
Pretax income	474	(32)	—	442
Income tax provision	130	—	—	130
Net income	344	(32)	—	312
Net loss attributable to noncontrolling interests	—	(32)	—	(32)
Net income attributable to Ameriprise Financial	$344	$—	$—	$344

	Nine Months Ended September 30, 2010
	Before	Consolidated
	Consolidation	Investment Entities	Eliminations	Total
	(in millions)
Total net revenues	$6,963	$363	$(28)	$7,298
Total expenses	5,883	174	(28)	6,029
Pretax income	1,080	189	—	1,269
Income tax provision	263	—	—	263
Net income	817	189	—	1,006
Net income attributable to noncontrolling interests	—	189	—	189
Net income attributable to Ameriprise Financial	$817	$—	$—	$817

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Corporate debt securities	$—	$456	$6	$462
Common stocks	1	64	—	65
Other structured investments	—	44	13	57
Syndicated loans	—	4,789	—	4,789
Trading securities	—	2	—	2
Total investments	1	5,355	19	5,375
Receivables	—	42	—	42
Other assets	—	7	878	885
Total assets at fair value	$1	$5,404	$897	$6,302

Liabilities
Debt	—	—	5,097	5,097
Other liabilities	—	69	—	69
Total liabilities at fair value	$—	$69	$5,097	$5,166

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Trading securities	$—	$36	$—	$36
Total investments	—	36	—	36
Other assets	—	2	831	833
Total assets at fair value	$—	$38	$831	$869

Liabilities
Other liabilities	—	30	—	30
Total liabilities at fair value	$—	$30	$—	$30

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	2010							2009
	Corporate Debt Securities	Other Structured Investments		Other Assets		Debt		Other Assets
	(in millions)
Balance, July 1	$6	$10		$682		$(5,048)		$341
Cumulative effect of accounting change	—	—		—		—		—
Total gains (losses) included in:
Net income	—	(1	)(1)	(3	)(2)	(51	)(1)	(10	)(2)
Other comprehensive income	—	—		35		—		(10)
Purchases, sales, issuances and settlements, net	—	4		164		2		154
Balance, September 30	$6	$13		$878		$(5,097)		$475

Changes in unrealized losses included in income relating to assets held at September 30	$—	$(1	)(1)	$—		$(51	)(1)	$(12	)(2)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in other revenues in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	2010							2009
	Corporate Debt Securities		Other Structured Investments	Other Assets		Debt		Other Assets
	(in millions)
Balance, January 1	$—		$—	$831		$—		$287
Cumulative effect of accounting change	15		5	—		(4,962)		—
Total gains (losses) included in:
Net income	(1	)(1)	—	68	(2)	(157	)(1)	(44	)(3)
Other comprehensive income	—		—	(29)		—		23
Purchases, sales, issuances and settlements, net	(8)		8	8		22		209
Balance, September 30	$6		$13	$878		$(5,097)		$475

Changes in unrealized gains (losses) included in income relating to assets held at September 30	$—		$—	$101	(4)	$(157	)(1)	$(40	)(3)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Represents a $69 million gain included in other revenue and a $1 million loss included in net investment income in the Consolidated Statements of Operations.

(3) Included in other revenues in the Consolidated Statements of Operations.

(4) Represents a $103 million gain included in other revenues and a $2 million loss included in net investment income in the Consolidated Statements of Operations.

The Company has elected the fair value option for the financial assets and liabilities of the consolidated CDOs. Management believes that the use of the fair value option better matches the changes in fair value of assets and liabilities related to the CDOs.

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

The following table presents the fair value and unpaid principal balance of assets and liabilities carried at fair value under the fair value option as of September 30, 2010:

(in millions)
Syndicated loans
Unpaid principal balance	$5,144
Excess unpaid principal over fair value	(355)
Fair value	$4,789

Fair value of loans more than 90 days past due	127
Fair value of loans in non-accrual status	110
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in non-accrual status or both	71
Debt
Unpaid principal balance	6,000
Excess unpaid principal over fair value	(903)
Carrying value at estimated fair value	$5,097

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Interest income from syndicated loans, bonds and structured investments is recorded based on contractual rates in net investment income. Gains and losses related to changes in the fair value of investments and gains and losses on sales of investments are recorded in net investment income. Interest expense on debt is recorded in interest and debt expense with gains and losses related to changes in the fair value of debt recorded in net investment income.

Total gains and losses recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(32) million and $96 million for the three months and nine months ended September 30, 2010, respectively. The majority of the syndicated loans and debt have floating rates; as such, changes in their fair values are primarily attributable to changes in credit spreads.

Debt of the consolidated investment entities and the stated interest rates as of September 30, 2010 were as follows:

	Carrying Value	Stated Interest Rate
	(in millions)
Debt of consolidated CDOs due 2012-2021	$5,097	1.2%
Floating rate revolving credit borrowings due 2014	192	5.9
Floating rate revolving credit borrowings due 2014	139	5.1
Floating rate revolving credit borrowings due 2015	28	5.0
Total	$5,456

The debt of the consolidated CDOs has both fixed and floating interest rates. The stated interest rate of the debt of consolidated CDOs is a weighted average rate based on the principal and stated interest rate according to the terms of each CDO structure, which range from 0% to 14.1%. The carrying value of the debt of the consolidated CDOs represents the fair value of the aggregate debt as of September 30, 2010. The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt of certain consolidated pooled investment vehicles managed by Threadneedle. The fair value of this debt was $359 million as of September 30, 2010.

At September 30, 2010, future maturities of debt were as follows:

(in millions)
2011	$—
2012	21
2013	150
2014	331
2015	383
Thereafter	5,474
Total future maturities	$6,359

4.  Investments

The following is a summary of Ameriprise Financial investments:

	September 30, 2010	December 31, 2009
	(in millions)
Available-for-Sale securities, at fair value	$33,586	$32,546
Commercial mortgage loans, net	2,631	2,663
Trading securities	571	556
Policy loans	732	720
Other investments	460	453
Total	$37,980	$36,938

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities distributed by type were as follows:

	September 30, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,402	$1,707	$(16)	$17,093	$14
Residential mortgage backed securities	7,388	445	(352)	7,481	(132)
Commercial mortgage backed securities	4,604	368	(3)	4,969	—
Asset backed securities	1,954	95	(40)	2,009	(17)
State and municipal obligations	1,659	81	(45)	1,695	—
U.S. government and agencies obligations	137	10	—	147	—
Foreign government bonds and obligations	91	21	—	112	—
Common and preferred stocks	53	3	(2)	54	—
Other debt obligations	26	—	—	26	—
Total	$31,314	$2,730	$(458)	$33,586	$(135)

	December 31, 2009
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,336	$894	$(107)	$16,123	$12
Residential mortgage backed securities	8,050	218	(498)	7,770	(152)
Commercial mortgage backed securities	4,437	196	(20)	4,613	—
Asset backed securities	1,984	72	(62)	1,994	(18)
State and municipal obligations	1,472	21	(76)	1,417	—
U.S. government and agencies obligations	379	9	(1)	387	—
Foreign government bonds and obligations	95	14	(1)	108	—
Common and preferred stocks	52	1	(10)	43	—
Other structured investments	22	36	—	58	21
Other debt obligations	33	—	—	33	—
Total	$31,860	$1,461	$(775)	$32,546	$(137)

(1) Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Income. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

At both September 30, 2010 and December 31, 2009, fixed maturity securities comprised approximately 88% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At both September 30, 2010 and December 31, 2009, the Company’s internal analysts rated $1.2 billion of securities, using criteria similar to those used by NRSROs.  A summary of fixed maturity securities by rating was as follows:

	September 30, 2010			December 31, 2009
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$12,320	$13,169	39%	$13,003	$13,396	41%
AA	1,848	1,973	6	1,616	1,601	5
A	4,494	4,859	15	4,778	4,910	15
BBB	10,545	11,765	35	10,261	10,802	33
Below investment grade	2,054	1,766	5	2,150	1,794	6
Total fixed maturities	$31,261	$33,532	100%	$31,808	$32,503	100%

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

At September 30, 2010 and December 31, 2009, approximately 29% and 34%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2010
	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in millions, except number of securities)
Corporate debt securities	15	$132	$—	56	$365	$(16)	71	$497	$(16)
Residential mortgage backed securities	33	288	(4)	155	722	(348)	188	1,010	(352)
Commercial mortgage backed securities	11	86	(1)	2	24	(2)	13	110	(3)
Asset backed securities	11	89	(3)	29	140	(37)	40	229	(40)
State and municipal obligations	8	35	—	64	265	(45)	72	300	(45)
U.S. government and agencies obligations	4	59	—	—	—	—	4	59	—
Foreign government bonds and obligations	—	—	—	—	—	—	—	—	—
Common and preferred stocks	1	—	—	5	48	(2)	6	48	(2)
Other structured investments	—	—	—	4	—	—	4	—	—
Total	83	$689	$(8)	315	$1,564	$(450)	398	$2,253	$(458)

	December 31, 2009
	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in millions, except number of securities)
Corporate debt securities	139	$1,095	$(18)	193	$1,368	$(89)	332	$2,463	$(107)
Residential mortgage backed securities	80	1,566	(51)	172	904	(447)	252	2,470	(498)
Commercial mortgage backed securities	37	373	(4)	36	348	(16)	73	721	(20)
Asset backed securities	16	126	(3)	38	207	(59)	54	333	(62)
State and municipal obligations	64	318	(10)	135	389	(66)	199	707	(76)
U.S. government and agencies obligations	5	133	(1)	—	—	—	5	133	(1)
Foreign government bonds and obligations	—	—	—	2	4	(1)	2	4	(1)
Common and preferred stocks	2	—	—	3	39	(10)	5	39	(10)
Other structured investments	—	—	—	6	—	—	6	—	—
Total	343	$3,611	$(87)	585	$3,259	$(688)	928	$6,870	$(775)

As part of Ameriprise Financial’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to credit spreads. The primary driver of lower unrealized losses at September 30, 2010 was the decline of interest rates during the period.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Beginning balance of credit losses on securities held for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$291	$310	$263	$258
Additional amount related to credit losses for which an other-than-temporary impairment was not previously recognized	—	—	15	8
Reductions for securities sold during the period (realized)	—	(17)	—	(20)
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	2	3	15	50
Ending balance of credit losses on securities held as of September 30 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$293	$296	$293	$296

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

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

				Accumulated Other
	Net			Comprehensive Income
	Unrealized			(Loss) Related to Net
	Securities		Deferred	Unrealized Securities
	Gains (Losses)		Income Tax	Gains (Losses)
	(in millions)
Balance at January 1, 2009	$(1,478)		$517	$(961)
Cumulative effect of accounting change	(203	)(1)	71	(132)
Net unrealized securities gains arising during the period (3)	2,892		(1,012)	1,880
Reclassification of gains included in net income	(47)		16	(31)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(611)		214	(397)
Balance at September 30, 2009	$553		$(194)	$359 (2)

Balance at January 1, 2010	$474		$(164)	$310
Net unrealized securities gains arising during the period (3)	1,596		(559)	1,037
Reclassification of gains included in net income	(10)		3	(7)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(591)		206	(385)
Balance at September 30, 2010	$1,469		$(514)	$955 (2)

(1) Amount represents the cumulative effect of adopting a new accounting standard on January 1, 2009.  See Note 2 for additional information on the adoption impact.

(2) At September 30, 2010 and 2009, Accumulated Other Comprehensive Income Related to Net Unrealized Securities Gains included $(66) million and $(91) million, respectively, of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities.

(3) Net unrealized securities gains arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Gross realized gains from sales	$7	$56	$47	$165
Gross realized losses from sales	(3)	(21)	(4)	(33)
Other-than-temporary impairments related to credit	(2)	(19)	(33)	(85)

The other-than-temporary impairments for the three months and nine months ended September 30, 2010 primarily related to credit losses on non-agency residential mortgage backed securities. The other-than-temporary impairments for the three months and nine months ended September 30, 2009 related to credit losses on non-agency residential mortgage backed securities and corporate debt securities primarily in the gaming industry.

Available-for-Sale securities by contractual maturity at September 30, 2010 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,395	$1,430
Due after one year through five years	6,053	6,475
Due after five years through 10 years	5,390	6,122
Due after 10 years	4,477	5,046
	17,315	19,073
Residential mortgage backed securities	7,388	7,481
Commercial mortgage backed securities	4,604	4,969
Asset backed securities	1,954	2,009
Common and preferred stocks	53	54
Total	$31,314	$33,586

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common and preferred stocks, were not included in the maturities distribution.

Trading Securities

Net recognized gains related to trading securities held at September 30, 2010 were $12 million and $23 million, respectively, for the three months and nine months then ended. Net recognized gains related to trading securities held at September 30, 2009 were $14 million and $33 million respectively, for the three months and nine months then ended.

5.  Deferred Acquisition Costs and Deferred Sales Inducement Costs

In the third quarter of 2010, management reviewed and updated our DAC and DSIC valuation assumptions. In this process, management extended the projection periods used for our annuity products and revised client asset value growth rates assumed for variable annuity and variable universal life contracts.

The total pretax impacts on the Company’s assets and liabilities attributable to the review of valuation assumptions during the third quarter of 2010 and 2009 were as follows:

				Future
				Policy Benefits
Balance Sheet Impact Debit (Credit)	Receivables	DAC	Other Assets	and Claims	Total
	(in millions)
2010 period	$(21)	$323	$52	$(266)	$88
2009 period	(65)	119	9	71	134

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The total pretax impacts on the Company’s revenues and expenses attributable to the review of the valuation assumptions for the three months and nine months ended September 30, 2010 and 2009 were as follows:

		Benefits
		Claims, Losses
	Other	and Settlement	Amortization
Pretax Benefit (Charge)	Revenues	Expenses	of DAC	Total
	(in millions)
2010 period	$(21)	$(214)	$323	$88
2009 period	(65)	80	119	134

The balances of and changes in DAC were as follows:

	2010	2009
	(in millions)
Balance at January 1	$4,334	$4,383
Capitalization of acquisition costs	375	499
Amortization, excluding the impact of valuation assumptions review	(366)	(216)
Amortization impact of valuation assumptions review	323	119
Impact of change in net unrealized securities gains	(229)	(462)
Balance at September 30	$4,437	$4,323

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2010	2009
	(in millions)
Balance at January 1	$524	$518
Capitalization of sales inducement costs	32	61
Amortization, excluding the impact of valuation assumptions review	(43)	(7)
Amortization impact of valuation assumptions review	52	9
Impact of change in net unrealized securities gains	(34)	(67)
Balance at September 30	$531	$514

6.  Future Policy Benefits and Claims and Separate Account Liabilities

Future policy benefits and claims consisted of the following:

	September 30, 2010	December 31, 2009
	(in millions)
Fixed annuities	$16,650	$16,558
Equity indexed annuities (“EIA”) accumulated host values	111	159
EIA embedded derivatives	2	9
Variable annuity fixed sub-accounts	4,933	6,127
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	940	204
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	231	100
Other variable annuity guarantees	15	12
Total annuities	22,882	23,169
Variable universal life (“VUL”)/ universal life (“UL”) insurance	2,713	2,595
Other life, disability income and long term care insurance	4,994	4,619
Auto, home and other insurance	389	380
Policy claims and other policyholders’ funds	146	123
Total	$31,124	$30,886

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Separate account liabilities consisted of the following:

	September 30, 2010	December 31, 2009
	(in millions)
Variable annuity variable sub-accounts	$54,122	$48,982
VUL insurance variable sub-accounts	5,491	5,239
Other insurance variable sub-accounts	44	46
Threadneedle investment liabilities	4,357	3,862
Total	$64,014	$58,129

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

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	September 30, 2010				December 31, 2009
Variable Annuity Guarantees by Benefit Type(1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$34,899	$33,195	$442	62	$30,938	$28,415	$974	61
Five/six-year reset	13,393	10,833	560	62	13,919	11,223	929	61
One-year ratchet	7,390	6,871	551	63	7,081	6,400	873	63
Five-year ratchet	1,375	1,322	18	60	1,256	1,171	38	59
Other	605	574	84	67	549	516	95	67
Total — GMDB	$57,662	$52,795	$1,655	62	$53,743	$47,725	$2,909	61

GGU death benefit	$917	$858	$74	64	$853	$775	$70	63

GMIB	$587	$548	$111	64	$628	$582	$126	63
GMWB:
GMWB	$4,200	$4,176	$258	64	$4,196	$4,067	$454	64
GMWB for life	18,300	18,172	383	63	14,988	14,333	795	63
Total — GMWB	$22,500	$22,348	$641	63	$19,184	$18,400	$1,249	63

GMAB	$3,286	$3,269	$77	56	$2,926	$2,853	$153	56

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Changes in additional liabilities were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
		(in millions)
Liability balance at January 1, 2009	$55	$12	$1,471	$367	$7
Incurred claims	7	(5)	(1,003)	(216)	5
Paid claims	(53)	—	—	—	—
Liability balance at September 30, 2009	$9	$7	$468	$151	$12

Liability balance at January 1, 2010	$6	$6	$204	$100	$15
Incurred claims	16	3	736	131	43
Paid claims	(15)	(1)	—	—	(4)
Liability balance at September 30, 2010	$7	$8	$940	$231	$54

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30, 2010	December 31, 2009
	(in millions)
Mutual funds:
Equity	$30,379	$29,379
Bond	21,326	16,537
Other	2,252	2,889
Total mutual funds	$53,957	$48,805

8.  Customer Deposits

Customer deposits consisted of the following:

	September 30, 2010	December 31, 2009
	(in millions)
Fixed rate certificates	$2,423	$3,172
Stock market based certificates	814	852
Stock market embedded derivative reserve	12	26
Other	53	59
Less: accrued interest classified in other liabilities	(15)	(33)
Total investment certificate reserves	3,287	4,076
Brokerage deposits	1,921	1,894
Banking deposits	3,284	2,584
Total	$8,492	$8,554

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

9.  Debt

The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance			Stated Interest Rate
	September 30, 2010		December 31, 2009	September 30, 2010	December 31, 2009
	(in millions)
Senior notes due 2010	$340		$340	5.4%	5.4%
Senior notes due 2015	749	(1)	700	5.7	5.7
Senior notes due 2019	330	(1)	300	7.3	7.3
Senior notes due 2020	788	(1)	—	5.3	—
Senior notes due 2039	200		200	7.8	7.8
Junior subordinated notes due 2066	322		322	7.5	7.5
Municipal bond inverse floater certificates due 2021	6		6	0.3	0.3
Total long-term debt	2,735		1,868
Short-term borrowings	869		—	0.4	—
Total	$3,604		$1,868

(1) Amounts include the fair value of associated fair value hedges on the Company’s long-term debt and any unamortized discounts.

Long-term debt

On March 11, 2010, the Company issued $750 million aggregate principal amount of unsecured senior notes which mature March 15, 2020, and incurred debt issuance costs of $6 million. Interest payments are due semi-annually in arrears on March 15 and September 15. On June 8, 2009, the Company issued $300 million of unsecured senior notes which mature June 28, 2019, and incurred debt issuance costs of $3 million. Interest payments are due semi-annually in arrears on June 28 and December 28. On June 3, 2009, the Company issued $200 million of unsecured senior notes which mature June 15, 2039, and incurred debt issuance costs of $6 million. Interest payments are due quarterly in arrears on March 15, June 15, September 15 and December 15.

In July 2009, the Company purchased $450 million aggregate principal amount of its senior notes due November 15, 2010, pursuant to a cash tender offer. The tender offer consideration per $1,000 principal amount of these notes accepted for purchase was $1,000, with an early tender payment of $30. Payments for these notes purchased pursuant to the tender offer included accrued and unpaid interest from the last interest payment date to, but not including, the settlement date. The Company also repurchased $10 million of these notes in the second quarter of 2009 in open market transactions.

During 2009, the Company extinguished $135 million aggregate principal amount of its junior subordinated notes due 2066 in open market transactions and recognized a gain of $57 million in other revenues.

On September 30, 2010, the Company obtained an unsecured revolving credit facility for $500 million expiring in September 2011. Under the terms of the credit agreement, the Company may increase the amount of this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. The Company had no borrowings outstanding under this facility and outstanding letters of credit issued against this facility were $1 million as of September 30, 2010.

Short-term borrowings

During 2010, the Company entered into repurchase agreements in exchange for cash, which it accounts for as a secured borrowing. The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and corporate debt securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged as collateral, which are recorded in investments, was $908 million at September 30, 2010. The stated interest rate of the short-term borrowings is a weighted average annualized interest rate on the repurchase agreements held as of September 30, 2010.

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

Investments (Trading Securities and Available-for-Sale Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques. Level 1 securities include U.S. Treasuries and seed money in funds traded in active markets. Level 2 securities include agency mortgage backed securities, commercial mortgage backed securities, asset backed securities, municipal and corporate bonds, U.S. and foreign government and agency securities, and seed money and other investments in certain hedge funds. The fair value of these Level 2 securities is based on a market approach with prices obtained from nationally-recognized pricing services. Observable inputs used to value these securities can include: reported trades, benchmark yields, issuer spreads and broker/dealer quotes. Level 3 securities include non-agency residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, corporate bonds and seed money in property funds. The fair value of these Level 3 securities is typically based on a single broker quote, except for the valuation of non-agency residential mortgage backed securities. Effective March 31, 2010, the Company returned to using prices from nationally-recognized pricing services to determine the fair value of non-agency residential mortgage backed securities because the difference between these prices and the results of the Company’s discounted cash flows was not significant. The Company continues to classify its non-agency residential mortgage backed securities as Level 3 because it believes the market for these securities is still inactive and their valuation includes significant unobservable inputs.

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

Customer Deposits

The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its stock market certificates. The inputs to these calculations are primarily market observable and include interest rates, volatilities and equity index levels. As a result, these measurements are classified as Level 2.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$101	$3,408	$—	$3,509
Available-for-Sale securities:
Corporate debt securities	—	15,780	1,313	17,093
Residential mortgage backed securities	—	3,040	4,441	7,481
Commercial mortgage backed securities	—	4,969	—	4,969
Asset backed securities	—	1,584	425	2,009
State and municipal obligations	—	1,695	—	1,695
U.S. government and agencies obligations	65	82	—	147
Foreign government bonds and obligations	—	112	—	112
Common and preferred stocks	—	49	5	54
Other debt obligations	—	26	—	26
Total Available-for-Sale securities	65	27,337	6,184	33,586
Trading securities:
Seed money	124	67	20	211
Investments segregated for regulatory purposes	2	15	—	17
Other	—	340	—	340
Total Trading securities	126	422	20	568
Separate account assets	—	64,014	—	64,014
Other assets:
Interest rate derivatives	—	842	—	842
Equity derivatives	112	763	—	875
Credit derivatives	—	1	—	1
Other	1	2	—	3
Total Other assets	113	1,608	—	1,721
Total assets at fair value	$405	$96,789	$6,204	$103,398

Liabilities
Future policy benefits and claims:
EIA embedded derivatives	$—	$2	$—	$2
GMWB and GMAB embedded derivatives	—	—	1,153	1,153
Total Future policy benefits and claims	—	2	1,153	1,155
Customer deposits	—	12	—	12
Other liabilities:
Interest rate derivatives	1	442	—	443
Equity derivatives	—	483	—	483
Credit derivatives	—	1	—	1
Other	—	6	—	6
Total Other liabilities	1	932	—	933
Total liabilities at fair value	$1	$946	$1,153	$2,100

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$57	$2,733	$—	$2,790
Available-for-Sale securities:
Corporate debt securities	—	14,871	1,252	16,123
Residential mortgage backed securities	—	3,788	3,982	7,770
Commercial mortgage backed securities	—	4,541	72	4,613
Asset backed securities	—	1,539	455	1,994
State and municipal obligations	—	1,417	—	1,417
U.S. government and agencies obligations	64	323	—	387
Foreign government bonds and obligations	—	108	—	108
Common and preferred stocks	—	39	4	43
Other structured investments	—	—	58	58
Other debt obligations	—	33	—	33
Total Available-for-Sale securities	64	26,659	5,823	32,546
Trading securities	101	436	16	553
Separate account assets	—	58,129	—	58,129
Other assets	1	815	—	816
Total assets at fair value	$223	$88,772	$5,839	$94,834

Liabilities
Future policy benefits and claims	$—	$9	$299	$308
Customer deposits	—	26	—	26
Other liabilities	1	937	—	938
Total liabilities at fair value	$1	$972	$299	$1,272

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

		Total Gains (Losses)			Purchases,
		Included in			Sales,
	Balance,			Other	Issuances	Transfers		Balance,
	July 1,	Net		Comprehensive	and Settlements,	In/(Out) of		September 30,
	2010	Income		Income	Net	Level 3		2010
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,243	$—		$15	$30	$25		$1,313
Residential mortgage backed securities	4,173	20		114	155	(21)		4,441
Commercial mortgage backed securities	144	—		—	—	(144)		—
Asset backed securities	442	2		6	(12)	(13)		425
Common and preferred stocks	4	—		1	—	—		5
Total Available-for-Sale securities	6,006	22	(1)	136	173	(153	)(3)	6,184

Trading securities	18	1	(1)	(1)	2	—		20
Other assets	1	—		—	(1)	—		—
Future policy benefits and claims:
GMWB and GMAB embedded derivatives	(1,083)	(44	)(2)	—	(26)	—		(1,153)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

(3) Represents securities with a fair value of $178 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service and securities with a fair value of $25 million that were transferred to Level 3 as the fair value of the securities is now based on broker quotes.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

		Total Gains (Losses)			Purchases,
		Included in			Sales,
	Balance,			Other	Issuances	Transfers		Balance,
	July 1,	Net		Comprehensive	and Settlements,	In/(Out) of		September 30,
	2009	Income		Income	Net	Level 3		2009
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,178	$—		$94	$(7)	$(46)		$1,219
Residential mortgage backed securities	3,451	30		148	211	—		3,840
Commercial mortgage backed securities	64	—		5	—	—		69
Asset backed securities	379	5		14	(36)	(9)		353
Common and preferred stocks	10	—		—	—	—		10
Other structured investments	49	—		7	(1)	—		55
Other debt obligations	—	—		—	—	—		—
Total Available-for-Sale securities	5,131	35	(1)	268	167	(55	)(3)	5,546

Trading securities	23	(1	)(1)	(1)	(3)	—		18
Other assets	1	—		—	—	—		1
Future policy benefits and claims	(759)	166	(2)	—	(17)	—		(610)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

(3) Represents securities with a fair value of $64 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service and a security with a fair value of $9 million that was transferred to Level 3 as the fair value of the security is now based on broker quotes.

The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred.

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities of Ameriprise Financial held at September 30 for the three months then ended:

	2010		2009
	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$—	$—	$—	$—
Residential mortgage backed securities	19	—	28	—
Commercial mortgage backed securities	—	—	—	—
Asset backed securities	2	—	3	—
Common and preferred stock	—	—	—	—
Other structured investments	—	—	—	—
Total Available-for-Sale securities	21	—	31	—
Trading securities	—	—	(1)	—
Other assets	—	—	—	—
Future policy benefits and claims	—	(49)	—	165

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

		Total Gains (Losses)			Purchases,
		Included in			Sales,
	Balance,			Other	Issuances	Transfers		Balance,
	January 1,	Net		Comprehensive	and Settlements,	In/(Out) of		September 30,
	2010	Income		Income	Net	Level 3		2010
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,252	$1		$58	$(23)	$25		$1,313
Residential mortgage backed securities	3,982	35		310	135	(21)		4,441
Commercial mortgage backed securities	72	1		10	61	(144)		—
Asset backed securities	455	10		34	(38)	(36)		425
Common and preferred stocks	4	—		1	—	—		5
Other structured investments	58	2		2	(62)	—		—
Total Available-for-Sale securities	5,823	49	(1)	415	73	(176	)(3)	6,184

Trading securities	16	3	(1)	(2)	3	—		20
Other assets	—	1	(1)	—	(1)	—		—
Future policy benefits and claims:
GMWB and GMAB embedded derivatives	(299)	(760	)(2)	—	(94)	—		(1,153)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

(3) Represents securities with a fair value of $201 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service and securities with a fair value of $25 million that were transferred to Level 3 as the fair value of the securities is now based on broker quotes.

		Total Gains (Losses)			Purchases,
		Included in			Sales,
	Balance,			Other	Issuances	Transfers		Balance,
	January 1,	Net		Comprehensive	and Settlements,	In/(Out) of		September 30,
	2009	Income		Income	Net	Level 3		2009
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,120	$—		$173	$(13)	$(61)		$1,219
Residential mortgage backed securities	1,208	37		63	2,532	—		3,840
Commercial mortgage backed securities	3	—		6	60	—		69
Asset backed securities	222	13		—	127	(9)		353
Common and preferred stocks	10	—		—	—	—		10
Other structured investments	50	(3)		13	(5)	—		55
Other debt obligations	—	—		—	—	—		—
Total Available-for-Sale securities	2,613	47	(1)	255	2,701	(70	)(3)	5,546

Trading securities	30	(6	)(1)	2	(8)	—		18
Other assets	200	(37	)(2)	—	(162)	—		1
Future policy benefits and claims	(1,832)	1,268	(2)	—	(46)	—		(610)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

(3) Represents securities with a fair value of $79 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service and a security with a fair value of $9 million that was transferred to Level 3 as the fair value of the security is now based on broker quotes.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities of Ameriprise Financial held at September 30 for the nine months then ended:

	2010		2009
	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Available-for-Sale securities:
Corporate debt securities	$—	$—	$—	$—
Residential mortgage backed securities	33	—	15	—
Commercial mortgage backed securities	—	—	—	—
Asset backed securities	10	—	7	—
Common and preferred stock	—	—	—	—
Other structured investments	—	—	(3)	—
Total Available-for-Sale securities	43	—	19	—
Trading securities	—	—	(1)	—
Other assets	—	—	—	—
Future policy benefits and claims	—	(769)	—	1,244

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

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)		(in millions)
Financial Assets
Commercial mortgage loans, net	$2,631	$2,787	$2,663	$2,652
Policy loans	732	837	720	795
Receivables	1,737	1,309	1,387	1,055
Restricted and segregated cash	1,447	1,447	1,452	1,452
Other investments and assets	344	346	439	442
Financial Liabilities
Future policy benefits and claims	$15,423	$16,219	$15,540	$15,657
Investment certificate reserves	3,275	3,272	4,050	4,053
Banking and brokerage customer deposits	5,205	5,209	4,478	4,478
Separate account liabilities	4,734	4,734	4,268	4,268
Debt and other liabilities	3,587	3,858	1,985	2,027

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

11.  Derivatives and Hedging Activities

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
Derivatives designated	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
as hedging instruments	Location	2010	2009	Location	2010	2009
		(in millions)			(in millions)
Cash flow hedges
Interest on debt	Other assets	$—	$19	Other liabilities	$—	$—
Asset-based distribution fees	Other assets	15	—	Other liabilities	—	—

Fair value hedges
Fixed rate debt	Other assets	128	—	Other liabilities	—	—
Total qualifying hedges		143	19		—	—

Derivatives not designated as hedging instruments
GMWB and GMAB
Interest rate contracts	Other assets	699	176	Other liabilities	443	280
Equity contracts	Other assets	817	425	Other liabilities	439	474
Credit contracts	Other assets	1	12	Other liabilities	1	—
Embedded derivatives(1)	N/A	—	—	Future policy benefits and claims	1,153	299
Total GMWB and GMAB		1,517	613		2,036	1,053
Other derivatives:
Interest rate
Interest rate lock commitments	Other assets	—	1	Other liabilities	—	—
Equity
GMDB	Other assets	—	—	Other liabilities	—	2
EIA	Other assets	—	2	Other liabilities	—	—
EIA embedded derivatives	N/A	—	—	Future policy benefits and claims	2	9
Stock market certificates	Other assets	56	166	Other liabilities	44	141
Stock market certificates embedded derivatives	N/A	—	—	Customer deposits	12	26
Seed money	Other assets	—	—	Other liabilities	—	1
Deferred Equity Program for Independent Financial Advisors	Other assets	2	—	Other liabilities	—	—
Foreign exchange
Foreign currency	Other assets	1	—	Other liabilities	—	—
Seed money	Other assets	—	—	Other liabilities	1	—
Total other		59	169		59	179
Total non-designated hedges		1,576	782		2,095	1,232
Total derivatives		$1,719	$801		$2,095	$1,232

N/A Not applicable.

(1) The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

		Amount of Gain (Loss) on
		Derivatives Recognized in Income
		Three Months Ended		Nine Months Ended
Derivatives not designated as	Location of Gain (Loss) on	September 30,		September 30,
hedging instruments	Derivatives Recognized in Income	2010	2009	2010	2009
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$141	$63	$352	$(322)
Equity contracts	Benefits, claims, losses and settlement expenses	(354)	(227)	220	(1,017)
Credit contracts	Benefits, claims, losses and settlement expenses	(18)	(39)	(48)	(61)
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	(70)	149	(854)	1,222
Total GMWB and GMAB		(301)	(54)	(330)	(178)

Other derivatives:
Equity
GMDB	Benefits, claims, losses and settlement expenses	(5)	(7)	—	(7)
EIA	Interest credited to fixed accounts	1	3	1	1
EIA embedded derivatives	Interest credited to fixed accounts	1	2	7	3
Stock market certificates	Banking and deposit interest expense	6	9	4	10
Stock market certificates embedded derivatives	Banking and deposit interest expense	(6)	(11)	(4)	(13)
Seed money	Net investment income	(3)	(10)	—	(10)
Foreign exchange
Foreign currency	Net investment income	1	—	1	—
Seed money	General and administrative expense	(1)	3	—	2
Total other		(6)	(11)	9	(14)
Total derivatives		$(307)	$(65)	$(321)	$(192)

(1) The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.

The majority of the Company’s annuity contracts contain GMDB provisions, which may result in a death benefit payable that exceeds the contract accumulation value when market values of customers’ accounts decline. Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions using various equity futures, equity options, total return swaps, interest rate swaptions, interest rate swaps, variance swaps and credit default swaps. In 2009, the Company entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written previously in 2009. At September 30, 2010 and December 31, 2009, the gross notional amount of contracts for the Company’s GMWB and GMAB provisions was $48.4 billion and $38.7 billion, respectively. At both September 30, 2010 and December 31, 2009, the gross notional amount of contracts for the Company’s GMDB provisions was $77 million.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The premium associated with certain of the above options is paid or received semi-annually over the life of the option contract. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2010(1)	$72	$2
2011	251	4
2012	231	3
2013	208	2
2014	181	1
2015-2025	625	4

(1) 2010 amounts represent the amounts payable and receivable for the period from October 1, 2010 to December 31, 2010.

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

Equity indexed annuities and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to equity indexed annuities and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and occasionally enters into futures contracts. The gross notional amount of these derivative contracts was $1.5 billion and $1.6 billion at September 30, 2010 and December 31, 2009, respectively.

The Company enters into forward contracts, futures and total return swaps to manage its exposure to price risk arising from seed money investments in proprietary investment products. The gross notional amount of these contracts was $177 million and $191 million at September 30, 2010 and December 31, 2009, respectively.

The Company enters into foreign currency forward contracts to economically hedge its exposure to certain receivables and obligations denominated in non-functional currencies. The gross notional amount of these contracts was $25 million and $7 million at September 30, 2010 and December 31, 2009, respectively.

In the first quarter of 2010, the Company entered into a total return swap to economically hedge its exposure to equity price risk of Ameriprise Financial, Inc. common stock granted as part of its Deferred Equity Program for Independent Financial Advisors. As part of the contract, the Company expects to cash settle the difference between the value of a fixed number of shares at the contract date (which may be increased from time to time) and the value of those shares over an unwind period ending on December 31, 2010. The gross notional value of this contract was $33 million at September 30, 2010.

Embedded Derivatives

Certain annuities contain GMAB and non-life contingent GMWB provisions, which are considered embedded derivatives. In addition, the equity component of the equity indexed annuity and stock market investment certificate product obligations are also considered embedded derivatives. These embedded derivatives are bifurcated from their host contracts and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. As discussed above, the Company uses derivatives to mitigate the financial statement impact of these embedded derivatives.

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

Amounts associated with the effective portion of designated cash flow hedges are recorded in accumulated other comprehensive income. The Company reclassifies these amounts into earnings as the forecasted transactions impact earnings. Any ineffectiveness is recorded in earnings immediately. If a derivative designated as a cash flow hedge is terminated or ceases to be highly effective, any amount recorded in accumulated other comprehensive income attributable to the hedging relationship will be reclassified to earnings over the period that the forecasted transactions are expected to occur. If the forecasted transactions are no longer probable of occurring, hedge accounting will cease and amounts previously recorded in accumulated other comprehensive income will be reclassified to earnings immediately. At September 30, 2010, the Company had $4 million of net unrealized gains on derivatives recorded in accumulated other comprehensive income.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

At September 30, 2010, the Company expects to reclassify net pretax gains of $5 million that will be recorded as a reduction to interest and debt expense, and net pretax losses of $6 million that will be recorded in net investment income in the next 12 months.

No hedge relationships were discontinued during the periods ended September 30, 2010 and 2009 due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the three months and nine months ended September 30, 2010 and 2009, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The following table shows the impact of the effective portion of the Company’s cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity for the three months and nine months ended September 30, 2010 and 2009:

	Amount of Gain (Loss) Recognized in
	Other Comprehensive Income on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as hedging instruments	2010	2009	2010	2009
	(in millions)
Interest on debt	$—	$—	$(10)	$—
Asset-based distribution fees	10	—	19	—
Total	$10	$—	$9	$—

	Amount of Gain (Loss) Reclassified from
	Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated	Three Months Ended September 30,		Nine Months Ended September 30,
Other Comprehensive Income into Income	2010	2009	2010	2009
	(in millions)
Interest and debt expense	$3	$2	$7	$6
Distribution fees	6	—	6	—
Net investment income	(2)	(2)	(5)	(5)
Total	$7	$—	$8	$1

Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 25 years and relates to forecasted debt interest payments.

Fair Value Hedges

During the first quarter of 2010, the Company entered into and designated as fair value hedges three interest rate swaps to convert senior notes due 2015, 2019 and 2020 from fixed rate debt to floating rate debt. The swaps have identical terms as the underlying debt being hedged so no ineffectiveness is expected to be realized. The Company recognizes gains and losses on the derivatives and the related hedged items within interest and debt expense. The following table shows the amounts recognized in income related to fair value hedges for the three months and nine months ended September 30, 2010:

		Amount of Gain Recognized in Income on Derivatives
Derivatives designated	Location of Gain	Three Months Ended	Nine Months Ended
as hedging instruments	Recorded into Income	September 30, 2010	September 30, 2010
		(in millions)
Fixed rate debt	Interest and debt expense	$10	$27
Total		$10	$27

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of September 30, 2010 and December 31, 2009, the Company held $571 million and $103 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral the Company is obligated to return to counterparties. As of September 30, 2010 and December 31, 2009, the Company had accepted additional collateral consisting of various securities with a fair value of $129 million and $22 million, respectively, which are not reflected on the Consolidated Balance Sheets. As of

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

September 30, 2010 and December 31, 2009, the Company’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $57 million and $83 million, respectively.

Certain of the Company’s derivative instruments contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At September 30, 2010 and December 31, 2009, the aggregate fair value of all derivative instruments in a net liability position containing such credit risk features was $45 million and $297 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2010 and December 31, 2009 was $37 million and $269 million, respectively. If the credit risk features of derivative contracts that were in a net liability position at September 30, 2010 and December 31, 2009 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been $8 million and $28 million, respectively.

12.  Income Taxes

The Company’s effective tax rates were 29.6% and 23.7% for the three months ended September 30, 2010 and 2009, respectively. The increase in the effective tax rate primarily reflects an increase in pretax income relative to tax advantaged items for the three months ended September 30, 2010. The Company’s effective tax rates were 20.7% and 21.5% for the nine months ended September 30, 2010 and 2009, respectively. The decrease in the effective tax rate primarily reflects benefits from tax planning and completion of certain audits which offset the impact of an increase in pretax income relative to tax advantaged items for the nine months ended September 30, 2010.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of September 30, 2010 and December 31, 2009.

As a result of the Company’s ability to file a consolidated U.S. federal income tax return including the Company’s life insurance subsidiaries in 2010, as well as the expected level of taxable income, management believes the Company’s net operating loss carryforwards and tax credit carryforwards will be utilized in the current year and therefore are reflected in the current tax accounts and not reflected as a deferred tax asset.

As of September 30, 2010 and December 31, 2009, the Company had $36 million of gross unrecognized tax benefits and $33 million of gross unrecognized tax expense, respectively. If recognized, approximately $66 million and $81 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2010 and December 31, 2009, respectively, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net reduction of $20 million in interest and penalties for the nine months ended September 30, 2010. At September 30, 2010 and December 31, 2009, the Company had a receivable of $32 million and $12 million, respectively, related to accrued interest and penalties

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $10 million to $15 million in the next 12 months.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”), as part of the overall examination of the American Express Company consolidated return, completed its field examination of the Company’s U.S. income tax returns for 1997 through 2002 during 2008 and completed its field examination of 2003 through 2004 in the third quarter of 2009. However, for federal income tax purposes these years continue to remain open as a consequence of certain issues under appeal. In the fourth quarter of 2008, the IRS commenced an examination of the Company’s U.S. income tax returns for 2005 through 2007, of which the second stub period 2005 through 2007 for the non-life group, and 2006 through 2007 for the life group was completed in the second quarter of 2010. The first stub 2005 period for the non-life group and the full year 2005 for the life group is expected to be completed in the fourth quarter of 2010. In the fourth quarter of 2010, the IRS commenced an examination of the Company’s U.S income tax returns for 2008 and 2009. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2008.

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

The Company is continuing to evaluate the tax implications of the Patient Protection and Affordable Care Act of 2010.

13.   Guarantees and Contingencies

Guarantees

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

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the Office of Thrift Supervision, state insurance and securities regulators, state attorneys general and various other governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. Pending matters about which the Company has during recent periods received such information requests or claims include: sales and product or service features of, or disclosures pertaining to, mutual funds, annuities, equity and fixed income securities, insurance products, brokerage services, financial plans and other advice offerings; supervision of the Company’s financial advisors; supervisory practices in connection with financial advisors’ outside business activities; sales practices and supervision associated with the sale of fixed and variable annuities and non-

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

exchange traded (or “private placement”) securities; information security; the delivery of financial plans and the suitability of investments and product selection processes. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

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

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona, and was later transferred to the United States District Court for the District of Minnesota. The plaintiffs alleged that they were investors in several of the Company’s mutual funds and they purported to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940 (the ‘40 Act). The plaintiffs alleged that fees allegedly paid to the defendants by the funds for investment advisory and administrative services were excessive. Plaintiffs seek an order declaring that defendants have violated the ‘40 Act and awarding unspecified damages including excessive fees allegedly paid plus interest and other costs. On July 6, 2007, the district court granted the Company’s motion for summary judgment, dismissing all claims with prejudice. Plaintiffs appealed the district court’s decision, and on April 8, 2009, the U.S. Court of Appeals for the Eighth Circuit reversed the district court’s decision, and remanded the case for further proceedings. The Company filed with the United States Supreme Court a Petition for Writ of Certiorari to review the judgment of the Court of Appeals in this case in light of the Supreme Court’s anticipated review of a similar excessive fee case captioned Jones v. Harris Associates. On March 30, 2010, the Supreme Court issued its ruling in Jones v. Harris Associates, and on April 5, 2010, the Supreme Court vacated the Eighth Circuit’s decision in this case and remanded it to the Eighth Circuit for further consideration in light of the Supreme Court’s decision in Jones v. Harris Associates. Without any further briefing or argument, on June 4, 2010, the Eighth Circuit remanded the case to the district court for further consideration in light of the Supreme Court’s decision in Jones v. Harris Associates. The district court ordered briefing and heard oral argument on September 22, 2010 on the impact of the Jones v. Harris Associates decision. The district court stated it expected to issue an order on the matter within 45 days thereof.

In July 2009, two issuers of private placement interests (Medical Capital Holdings, Inc./Medical Capital Corporation and affiliated corporations and Provident Shale Royalties, LLC and affiliated corporations) sold by the Company’s subsidiary Securities America, Inc. (“SAI”) were the subject of SEC actions against those entities and individuals associated with them, which has resulted in the filing of several putative class action lawsuits naming both SAI and Ameriprise Financial, and numerous FINRA arbitrations and state court actions naming SAI primarily but occasionally also naming Ameriprise Financial, as well as related regulatory inquiries. The putative class actions and arbitrations generally allege violations of state and/or federal securities laws in connection with SAI’s sales of these private placement interests. These actions were commenced in September 2009 and thereafter. Currently, three arbitrations are scheduled for hearings later this year, in November and December 2010, with the other scheduled arbitration hearings set to begin in 2011 and 2012. Motions to dismiss have been filed or will be filed in all of the putative class actions. On January 26, 2010, the Commonwealth of Massachusetts filed an Administrative Complaint against SAI, and on February 16, 2010, SAI filed an Answer. At this time, an Administrative Hearing in this matter has commenced and is expected to conclude later this year. The Medical Capital-related class actions were centralized and moved to the Central District of California by order of the United States Judicial Panel on Multidistrict Litigation under the caption “In re: Medical Capital Securities Litigation.” In August, 2010, the court in the Medical Capital class actions granted motions to dismiss all but one negligence claim against SAI, with leave to replead. On September 10, 2010, plaintiffs filed a consolidated amended complaint and on October 4, 2010, the Company answered and filed a motion to dismiss. The Provident Shale-related class actions remain pending in Texas federal court. On July 26, 2010, the court in the Texas Provident Shale class action granted the motion to dismiss as to the securities law claim against SAI, held that the securities law claim against Ameriprise Financial could not proceed without an underlying claim against SAI, and denied the motion as to the common law claim for breach of fiduciary duty in the absence of sufficient facts for determination of the issue. On September 10, 2010, plaintiffs in the Provident class actions filed a consolidated amended complaint. On October 4, 2010, the Company answered and filed a motion to dismiss. On June 22, 2010, the Liquidating Trustee of the Provident Liquidating Trust filed an adversary action in the Provident bankruptcy proceeding naming SAI on behalf of both the Provident Liquidating Trust and a number of individual Provident investors who are alleged to have assigned their claims. The action by the Liquidating Trustee generally alleges the same types of claims as are alleged in the class actions as well as a claim under the Bankruptcy Code.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

14.  Earnings per Share Attributable to Ameriprise Financial Common Shareholders

The computations of basic and diluted earnings per share attributable to Ameriprise Financial common shareholders are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)
Numerator:
Net income attributable to Ameriprise Financial	$344	$260	$817	$485
Denominator:
Basic: Weighted-average common shares outstanding	255.3	258.7	259.0	236.6
Effect of potentially dilutive nonqualified stock options and other share-based awards	4.6	2.0	4.4	1.4
Diluted: Weighted-average common shares outstanding	259.9	260.7	263.4	238.0
Earnings per share attributable to Ameriprise Financial common shareholders:
Basic	$1.35	$1.00	$3.15	$2.05
Diluted	1.32	1.00	3.10	2.04

15.  Segment Information

The Company’s five segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other.

The following is a summary of assets by segment:

	September 30, 2010	December 31, 2009
	(in millions)
Advice & Wealth Management	$11,045	$11,098
Asset Management	7,779	5,951
Annuities	83,299	77,037
Protection	17,930	16,758
Corporate & Other	8,991	2,926
Total assets	$129,044	$113,770

The following is a summary of segment operating results:

	Three Months Ended September 30, 2010
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
			(in millions)
Revenue from external customers	$723	$641	$577	$492	$32	$—	$2,465
Intersegment revenue	238	21	49	10	—	(318)	—
Total revenues	961	662	626	502	32	(318)	2,465
Banking and deposit interest expense	15	—	—	—	—	—	15
Net revenues	946	662	626	502	32	(318)	2,450
Pretax income (loss)	$87	$104	$264	$65	$(78)	$—	442
Income tax provision							130
Net income							312
Less: Net loss attributable to noncontrolling interests							(32)
Net income attributable to Ameriprise Financial							$344

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended September 30, 2009
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
			(in millions)
Revenue from external customers	$662	$317	$571	$435	$(6)	$—	$1,979
Intersegment revenue	199	12	20	15	—	(246)	—
Total revenues	861	329	591	450	(6)	(246)	1,979
Banking and deposit interest expense	29	1	—	—	3	—	33
Net revenues	832	328	591	450	(9)	(246)	1,946
Pretax income (loss)	$12	$10	$268	$145	$(95)	$—	340
Income tax provision							80
Net income							260
Less: Net loss attributable to noncontrolling interests							—
Net income attributable to Ameriprise Financial							$260

	Nine Months Ended September 30, 2010
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
			(in millions)
Revenue from external customers	$2,205	$1,533	$1,738	$1,500	$378	$—	$7,354
Intersegment revenue	642	62	120	30	2	(856)	—
Total revenues	2,847	1,595	1,858	1,530	380	(856)	7,354
Banking and deposit interest expense	53	1	—	—	3	(1)	56
Net revenues	2,794	1,594	1,858	1,530	377	(855)	7,298
Pretax income	$223	$178	$517	$319	$32	$—	1,269
Income tax provision							263
Net income							1,006
Less: Net income attributable to noncontrolling interests							189
Net income attributable to Ameriprise Financial							$817

	Nine Months Ended September 30, 2009
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
			(in millions)
Revenue from external customers	$1,809	$849	$1,593	$1,398	$—	$—	$5,649
Intersegment revenue	642	34	52	45	—	(773)	—
Total revenues	2,451	883	1,645	1,443	—	(773)	5,649
Banking and deposit interest expense	108	2	—	—	4	(1)	113
Net revenues	2,343	881	1,645	1,443	(4)	(772)	5,536
Pretax income (loss)	$(52)	$(10)	$491	$367	$(207)	$—	589
Income tax provision							126
Net income							463
Less: Net loss attributable to noncontrolling interests							(22)
Net income attributable to Ameriprise Financial							$485

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

16.  Acquisition of the Long-Term Asset Management Business of Columbia Management Group

On April 30, 2010, the Company acquired the long-term asset management business of Columbia Management Group from Bank of America for $927 million to further enhance the scale and performance of its retail mutual fund and institutional management businesses.

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

Definite-lived intangible assets recorded as part of the acquisition of the long-term asset management business of Columbia Management were as follows:

	Amount Assigned	Weighted Average Amortization Period
	(in millions)	(in years)
Customer relationships	$68	10
Contracts	45	5
Total	$113	8

17.  Common Share Repurchases

In May 2010, the Company’s Board of Directors authorized the expenditure of up to $1.5 billion for the repurchase of the Company’s common stock through the date of its 2012 annual meeting. During the nine months ended September 30, 2010, the Company repurchased a total of 9.3 million shares of its common stock for an aggregate cost of $373 million. There were no share repurchases during the nine months ended September 30, 2009. As of September 30, 2010, the Company had $1.1 billion remaining under the share repurchase authorization.

The Company may also reacquire shares of its common stock under its 2005 Incentive Compensation Plan (the “2005 ICP”) related to restricted stock awards. Restricted shares that are forfeited before the vesting period has lapsed are recorded as treasury shares. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations. These vested restricted shares reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. For the nine months ended September 30, 2010 and 2009, the restricted shares forfeited under the 2005 ICP and recorded as treasury shares were 0.2 million and 0.3 million, respectively. For the nine months ended September 30, 2010 and 2009, the Company reacquired 0.4 million shares of its common stock in each period through the surrender of restricted shares upon vesting and paid in the aggregate $16 million and $8 million, respectively, related to the holders’ income tax obligations on the vesting date.

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

Our multi-platform network of affiliated financial advisors is the primary means by which we develop personal relationships with retail clients. As of September 30, 2010, we had a network of 11,608 financial advisors and registered representatives (“affiliated financial advisors”). We refer to the affiliated financial advisors who use our brand name as our branded advisors, and those who do not use our brand name but who are affiliated as registered representatives of ours, as our unbranded advisors. The financial product solutions we offer through our affiliated advisors include both our own products and services and the products of other companies. Our branded advisor network is the primary distribution channel through which we offer our investment and annuity products and services, as well as a range of banking and protection products. Our asset management, annuity and Auto and Home protection products are also distributed through unaffiliated advisors and affinity relationships. We offer our branded advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in delivering advice and product solutions to clients. We support unaffiliated advisors with strong sales and service support and our solutions which they provide to clients. We believe our approach not only improves the products and services we provide to their clients, but allows us to reinvest in enhanced services for clients and increase support for financial advisors. Our integrated model of financial planning, diversified product manufacturing and affiliated and non-affiliated product distribution affords us a better understanding of our clients, which allows us to better manage the risk profile of our businesses. We believe our focus on meeting clients’ needs through personal financial planning results in more satisfied clients with deeper, longer lasting relationships with our company and a higher retention of experienced financial advisors.

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

We continue to establish Ameriprise Financial as a financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by our continued leadership in financial planning, a client retention percentage rate of 93%, and our status as a top ten ranked firm within core portions of each of our four main operating segments, including the size of our U.S. advisor force, long-term U.S. mutual fund assets, variable annuity sales and variable universal life (“VUL”) sales.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to the required consolidation of certain variable interest entities (“VIEs”). We adopted the accounting standard effective January 1, 2010 and recorded as a cumulative change in accounting principle an increase to appropriated retained earnings of consolidated investment entities of $473 million and consolidated approximately $5.5 billion of client assets and $5.1 billion of liabilities in VIEs onto our Consolidated Balance Sheets that were not previously consolidated. Management views the VIE assets as client assets and the liabilities have recourse only to those assets. While the economics of our business have not changed, the financial statements were impacted. Prior to adoption, we consolidated certain property funds and hedge funds. These entities and the VIEs consolidated as of January 1, 2010, are defined as consolidated investment entities (“CIEs”). Changes in the valuation of the CIE assets and liabilities impact pretax income. The net income of the CIEs is reflected in net income attributable to noncontrolling interests. The results of operations of the CIEs are reflected in the Corporate & Other segment. On a consolidated basis, the management fees we earn for the services we provide to the CIEs and the related general and administrative expenses are eliminated and the changes in the assets and liabilities related to the CIEs, primarily debt and underlying syndicated loans, are reflected in net investment income. We continue to include the fees in the management and financial advice fees line within our Asset Management segment.

Management believes that operating measures, which exclude net realized gains or losses, integration charges and the impact of consolidating CIEs, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. Management uses certain of these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as operating measures. While the consolidation of the CIEs impacts our balance sheet and income statement, our exposure to these entities is unchanged and there is no impact to the underlying business results. The CIEs we manage have the following characteristics:

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

On April 30, 2010, we acquired the long-term asset management business of Columbia Management from Bank of America for $927 million (the “Columbia Management Acquisition”). The acquisition further enhances the scale and performance of our retail mutual fund and institutional management businesses. Included in the purchase price is a $31 million payable which is expected to be settled with Bank of America in the fourth quarter of 2010 and $30 million of assumed liabilities. We recorded the assets and liabilities acquired at fair value and allocated the remaining costs to goodwill and intangible assets. We incurred pretax non-recurring integration costs related to the Columbia Management Acquisition of $18 million and $76 million for the three months and nine months ended September 30, 2010, respectively. In total, we have incurred $83 million of pretax non-recurring integration costs through September 30, 2010, and expect to incur between $130 million and $160 million in total of such costs through 2011. These costs include system integration costs, proxy and other regulatory filing costs, employee reduction and retention costs, and investment banking, legal and other acquisition costs. The Company has realized integration gross expense synergies of approximately $33 million and $47 million for the three months and nine months ended September 30, 2010, respectively, and expects to realize $150 million to $190 million in total of such synergies through 2011. The rate of decline in costs from such synergies may vary be quarter.

In the fourth quarter of 2008, we completed the acquisitions of H&R Block Financial Advisors, Inc., subsequently renamed Ameriprise Advisor Services, Inc. (“AASI”), J.&W. Seligman & Co., Incorporated (“Seligman”) and Brecek & Young Advisors, Inc. to expand our retail distribution and asset management businesses. The cost of the acquisitions was $787 million, which included the purchase price and transaction costs. We recorded the assets and liabilities acquired at fair value and allocated the remaining costs to goodwill and intangible assets. We incurred integration charges related to these acquisitions of $1 million and $28 million for the three months ended September 30, 2010 and 2009, respectively, and $7 million and $72 million for the nine months ended September 30, 2010 and 2009, respectively.

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

In the third quarter of 2010, management reviewed and updated our DAC and DSIC valuation assumptions. In this process, management extended the projection periods used for our annuity products and revised client asset value growth rates assumed for variable annuity and variable universal life contracts.

The projection periods over which DAC and DSIC associated with annuity products are amortized are now 30 to 50 years compared to previous projection periods of 10 to 25 years. The long-term client asset value growth rates are now based on assumed gross annual returns of 9% for equity funds and 6% for fixed income funds compared to previous returns of 9% and 6.5%, respectively. The near-term equity fund growth rate was reset in the third quarter of 2010 to equal the 9% long-term rate. Assumed near-term fixed income fund growth rates are less than the 6% long-term rate. Going forward, management intends to continue assessing these rates on a quarterly basis, using a five-year mean reversion process as a guideline for setting near-term equity fund growth rates.

A decrease of 100 basis points in various rate assumptions is likely to result in an increase in DAC and DSIC amortization and an increase in benefits and claims expense from variable annuity guarantees.  The following table presents the estimated impact to pretax income:

Estimated Impact to Pretax Income(1)
(in millions)
Decrease in future near and long-term equity returns by 100 basis points	$(56)
Decrease in future near and long-term fixed income returns by 100 basis points	(29)
Decrease in near-term equity asset growth returns by 100 basis points	(33)

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

The following table presents detail regarding our owned, managed and administered assets:

	September 30,
	2010	2009	Change
	(in billions, except percentages)
Owned Assets	$22.0	$36.0	(39)%
Managed Assets(1):
Columbia	347.1	145.8	NM
Threadneedle	101.9	93.7	9
Wrap account assets	105.3	89.6	18
Eliminations(2)	(24.9)	(13.7)	(82)
Total Managed Assets	529.4	315.4	68
Administered Assets	97.7	88.5	10
Total Owned, Managed and Administered Assets	$649.1	$439.9	48%

NM Not Meaningful.

(1) Includes managed external client assets and managed owned assets.

(2) Includes eliminations for Columbia mutual fund assets included in wrap account assets and Columbia assets sub-advised by Threadneedle.

Consolidated Results of Operations for the Three Months Ended September 30, 2010 and 2009

In June 2009, the FASB updated the accounting standards related to the required consolidation of certain VIEs. We adopted the accounting standard effective January 1, 2010 and recorded as a cumulative change in accounting principle an increase to appropriated retained earnings of consolidated investment entities of $473 million and consolidated approximately $5.5 billion of client assets and $5.1 billion of liabilities in VIEs onto our Consolidated Balance Sheets that were not previously consolidated. Management views the VIE assets as client assets and the liabilities have recourse only to those assets. While the economics of our business have not changed, the financial statements were impacted. Prior to adoption, we consolidated certain property funds and hedge funds. These entities and the VIEs consolidated as of January 1, 2010, are defined as CIEs. Changes in the valuation of the CIE assets and liabilities impact pretax income. The net income of the CIEs is reflected in net income attributable to noncontrolling interests. On a consolidated basis, the management fees we earn for the services we provide to the CIEs and the related general and administrative expenses are eliminated and the changes in the assets and liabilities related to the CIEs, primarily debt and underlying syndicated loans, are reflected in net investment income.

Management believes that operating measures, which exclude net realized gains or losses, integration charges and the impact of consolidating CIEs, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents our consolidated results of operations:

	Three Months Ended September 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
Revenues	(in millions, unaudited)
Management and financial advice fees	$1,040	$(9)	$1,049	$689	$—	$689	$360	52%
Distribution fees	415	—	415	367	—	367	48	13
Net investment income	527	19	508	538	13	525	(17)	(3)
Premiums	303	—	303	276	—	276	27	10
Other revenues	180	9	171	109	4	105	66	63
Total revenues	2,465	19	2,446	1,979	17	1,962	484	25
Banking and deposit interest expense	15	—	15	33	1	32	(17)	(53)
Total net revenues	2,450	19	2,431	1,946	16	1,930	501	26
Expenses
Distribution expenses	611	—	611	462	—	462	149	32
Interest credited to fixed accounts	227	—	227	232	—	232	(5)	(2)
Benefits, claims, losses and settlement expenses	640	—	640	306	—	306	334	NM
Amortization of deferred acquisition costs	(246)	—	(246)	(64)	—	(64)	(182)	NM
Interest and debt expense	74	45	29	45	—	45	(16)	(36)
General and administrative expense	702	23	679	625	34	591	88	15
Total expenses	2,008	68	1,940	1,606	34	1,572	368	23
Pretax income	442	(49)	491	340	(18)	358	133	37
Income tax provision	130	(6)	136	80	(6)	86	50	58
Net income	312	(43)	355	260	(12)	272	83	31
Less: Net loss attributable to noncontrolling interests	(32)	(32)	—	—	—	—	—	—
Net income attributable to Ameriprise Financial	$344	$(11)	$355	$260	$(12)	$272	$83	31%

NM Not Meaningful.

(1) Includes the elimination of management fees we earn for services provided to the CIEs and the related expense, revenues and expenses of the CIEs, net realized gains and integration charges. Income tax provision is calculated using the statutory tax rate of 35% on applicable adjustments.

The following table presents the components of the adjustments in the table above:

	Three Months Ended September 30,
	2010			2009
		Other	Total		Other	Total
	CIEs	Adjustments (1)	Adjustments	CIEs	Adjustments (1)	Adjustments
	(in millions, unaudited)
Revenues
Management and financial advice fees	$(9)	$—	$(9)	$—	$—	$—
Distribution fees	—	—	—	—	—	—
Net investment income	17	2	19	(1)	14	13
Premiums	—	—	—	—	—	—
Other revenues	9	—	9	4	—	4
Total revenues	17	2	19	3	14	17
Banking and deposit interest expense	—	—	—	1	—	1
Total net revenues	17	2	19	2	14	16
Expenses
Distribution expenses	—	—	—	—	—	—
Interest credited to fixed accounts	—	—	—	—	—	—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—
Amortization of deferred acquisition costs	—	—	—	—	—	—
Interest and debt expense	45	—	45	—	—	—
General and administrative expense	4	19	23	2	32	34
Total expenses	49	19	68	2	32	34
Pretax loss	(32)	(17)	(49)	—	(18)	(18)
Income tax benefit	—	(6)	(6)	—	(6)	(6)
Net loss	(32)	(11)	(43)	—	(12)	(12)
Less: Net loss attributable to noncontrolling interests	(32)	—	(32)	—	—	—
Net loss attributable to Ameriprise Financial	$—	$(11)	$(11)	$—	$(12)	$(12)

(1) Other adjustments include net realized gains and integration charges.

Overall

Net income attributable to Ameriprise Financial increased $84 million, or 32%, to $344 million for the three months ended September 30, 2010 compared to $260 million for the prior year period. Operating net income attributable to Ameriprise Financial increased $83 million, or 31%, to $355 million for the three months ended September 30, 2010 compared to $272 million for the prior year period reflecting higher equity markets and the first full quarter of Columbia Management operations.

Our annual review of valuation assumptions for RiverSource Life Insurance Company (“RiverSource Life”) products in the third quarter of 2010 resulted in a net pretax benefit of $88 million, which was partially offset by an expense of $32 million related to an adjustment for insurance and annuity model changes. The net benefit of $56 million reflected a $155 million benefit from persistency improvements, including a net benefit from extending annuity amortization periods and increased living benefits expense, an $85 million expense from resetting near-term equity return assumptions equal to the long-term assumptions and reducing both near- and long-term bond fund return assumptions, and $14 million in additional expenses from all other assumption and model changes.

Our annual review in the third quarter of 2009 resulted in a net pretax benefit of $134 million, consisting of a decrease in expenses primarily from updating product mortality assumptions for certain life insurance products and from the impact of updating product spreads and expense assumptions, partially offset by a decrease in revenues related to the reinsurance impacts from updating product mortality assumptions.

Third quarter 2010 results included a $39 million pretax benefit from the market’s impact on DAC and DSIC compared to $27 million in the third quarter of 2009. Third quarter 2010 results also included a $22 million pretax variable annuity benefits expense, net of hedges, DAC and DSIC, related to market impacts primarily driven by the impact of a 22 basis point narrowing of the credit default spread on the liability valuation compared to a benefit of $1 million benefit in the prior year period.

The total pretax impacts on our revenues and expenses for the third quarter of 2010 attributable to the review of valuation assumptions and model changes were as follows:

Segment Pretax Benefit (Charge)	Other Revenues	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total
	(in millions)
Valuation assumptions and model changes:
Annuities	$—	$(210)	$315	$105
Protection	(20)	(44)	15	(49)
Total	$(20)	$(254)	$330	$56

The total pretax impacts on our revenues and expenses for the third quarter of 2009 attributable to the review of valuation assumptions were as follows:

Segment Pretax Benefit (Charge)	Other Revenues	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total
	(in millions)
Valuation assumptions:
Annuities	$—	$47	$64	$111
Protection	(65)	33	55	23
Total	$(65)	$80	$119	$134

Net Revenues

Net revenues increased $504 million, or 26%, to $2.5 billion for the three months ended September 30, 2010 compared to $1.9 billion for the prior year period. Operating net revenues exclude net realized gains or losses and revenues of the CIEs and include the fees we earn from services provided to the CIEs. Operating net revenues increased $501 million, or 26%, to $2.4 billion for the three months ended September 30, 2010 compared to $1.9 billion for the prior year period reflecting growth in asset-based fees driven by market appreciation, the Columbia Management Acquisition and retail net inflows.

Management and financial advice fees increased $351 million, or 51%, to $1.0 billion for the three months ended September 30, 2010 compared to $689 million for the prior year period. Operating management and financial advice fees include the fees we earn from services provided to the CIEs. Operating management and financial advice fees increased $360 million, or 52%, to $1.0 billion for the three months ended September 30, 2010 compared to $689 million for the prior year period primarily due to higher asset levels reflecting period-over-period market appreciation, the Columbia Management Acquisition and retail net inflows. The daily average S&P 500 Index increased 10% compared to the prior year period. Wrap account assets increased $15.7 billion, or 18%, to $105.3 billion at September 30, 2010 due to net inflows and period-over-period market appreciation. Total Asset Management managed assets increased $208.9 billion, or 89%, to $444.9 billion at September 30, 2010 compared to the prior year period primarily due to the Columbia Management Acquisition and the period-over-period appreciation in the S&P 500 Index.

Distribution fees increased $48 million, or 13%, to $415 million for the three months ended September 30, 2010 compared to $367 million in the prior year period primarily due to higher asset levels driven by growth in assets from the Columbia Management Acquisition and period-over-period market appreciation and increased client activity.

Net investment income decreased $11 million, or 2%, to $527 million for the three months ended September 30, 2010 compared to $538 million in the prior year period. Operating net investment income excludes net realized gains or losses and changes in the assets and liabilities of CIEs, primarily debt and underlying syndicated loans. Operating net investment income decreased $17 million, or 3%, to $508 million for the three months ended September 30, 2010 compared to $525 million for the prior year period, reflecting lower certificate balances and the implementation of changes to the Portfolio Navigator program (“PN program”) in the second quarter of 2010.

Premiums increased $27 million, or 10%, to $303 million for the three months ended September 30, 2010 compared to $276 million for the three months ended September 30, 2009, primarily due to growth in Auto and Home premiums driven by higher volumes, as well as higher sales of immediate annuities with life contingencies. Auto and Home policy counts increased 10% period-over-period.

Other revenues increased $71 million, or 65%, to $180 million for the three months ended September 30, 2010 compared to $109 million in the prior year period. Operating other revenues exclude revenues of consolidated property funds. Operating other revenues increased $66 million, or 63%, to $171 million for the three months ended September 30, 2010 compared to $105 million in the prior year period primarily due to higher fees from variable annuity guarantees and updating valuation assumptions. Other revenues in the third quarter of 2010 included a charge of $20 million from updating valuation assumptions and model changes compared to $65 million in the prior year period.

Banking and deposit interest expense decreased $18 million, or 55%, to $15 million for the three months ended September 30, 2010 compared to $33 million in the prior year period primarily due to lower certificate balances as a result of the run-off of certificate rate promotions and a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $402 million, or 25%, to $2.0 billion for the three months ended September 30, 2010 compared to $1.6 billion for the prior year period. Operating expenses exclude integration charges and expenses of the CIEs. Operating expenses increased $368 million, or 23%, to $1.9 billion for the three months ended September 30, 2010 compared to $1.6 billion for the prior year period primarily due to the impact of updating valuation assumptions and model changes and an increase in distribution expenses and general and administrative expense.

Distribution expenses increased $149 million, or 32%, to $611 million for the three months ended September 30, 2010 compared to $462 million in the prior year period as a result of period-over-period market appreciation, the Columbia Management Acquisition and higher advisor compensation from increased client activity.

Interest credited to fixed accounts decreased $5 million, or 2%, to $227 million for the three months ended September 30, 2010 compared to $232 million for the prior year period driven by lower fixed account values in variable annuities as a result of the PN program as well as a lower average crediting rate on interest sensitive fixed annuities. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.8% in the third quarter of 2010 compared to 4.0% in the prior year period. Average fixed annuities contract accumulation values remained flat at $14.5 billion compared to the prior year period.

Benefits, claims, losses and settlement expenses increased $334 million to $640 million for the three months ended September 30, 2010 compared to $306 million for the prior year period driven by the impact of updating valuation assumptions and model changes. Benefits, claims, losses and settlement expenses in the third quarter of 2010 included an expense of $254 million from updating valuation assumptions and model changes compared to a benefit of $80 million in the prior year period. Benefits, claims, losses and settlement expenses also increased due to higher disability income and long-term care insurance claims in the third quarter of 2010. The market impact of variable annuity guaranteed benefits, net of hedges and DSIC, increased benefits expense by $31 million in the third quarter of 2010 compared to $52 million in the prior year period. The market impact in both periods was primarily driven by the impact of nonperformance credit spread on the valuation of living benefit liabilities, which we do not hedge. The market impact to DSIC was a benefit of $5 million in the third quarter of 2010 compared to a benefit of $4 million in the prior year period.

Amortization of DAC decreased $182 million to a benefit of $246 million for the three months ended September 30, 2010 compared to a benefit of $64 million in the prior year period primarily due to the impact of updating valuation assumptions and model changes. Amortization of DAC for the third quarter of 2010 included a benefit of $330 million from updating valuation assumptions and model changes compared to a benefit of $119 million in the prior year period. DAC amortization in the third quarter of 2010 included a benefit of $43 million due to market impacts, including $9 million offsetting higher variable annuity guaranteed benefit expenses. DAC amortization in the third quarter of 2009 included a benefit of $76 million due to market impacts, including a $53 million benefit offsetting higher variable annuity guaranteed benefit expenses.

Interest and debt expense increased $29 million, or 64%, to $74 million for the three months ended September 30, 2010 compared to $45 million in the prior year period. Operating interest and debt expense excludes interest expense on CIE debt. Operating interest and debt expense decreased $16 million, or 36%, to $29 million for the three months ended September 30, 2010 compared to $45 million in the prior year period primarily due to an expense of $13 million in the third quarter of 2009 related to the early retirement of $450 million of our senior notes due 2010.

General and administrative expense increased $77 million, or 12%, to $702 million for the three months ended September 30, 2010 compared to $625 million for the prior year period. Operating general and administrative expense excludes integration charges and expenses of the CIEs. Integration charges decreased $13 million to $19 million for the three months ended September 30, 2010 compared to $32 million for the prior year period. Operating general and administrative expense increased $88 million, or 15%, to $679 million for the three months ended September 30, 2010 compared to $591 million for the prior year period primarily reflecting ongoing expenses from the Columbia Management Acquisition. General and administrative expense in the third quarter of 2009 included $10 million in higher expenses related to supporting the $1.00 net asset value of certain 2a-7 funds and a $10 million reserve related to a previously disclosed client mediation.

Income Taxes

Our effective tax rate on net income including net income (loss) attributable to noncontrolling interests was 29.6% for the three months ended September 30, 2010, compared to 23.7% for the three months ended September 30, 2009. The increase in our effective tax rate primarily reflects an increase in pretax income relative to tax advantaged items. Our effective tax rate on net income excluding net income (loss) attributable to noncontrolling interests was 27.6% for the three months ended September 30, 2010, compared to 23.7% for the three months ended September 30, 2009.

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

We are continuing to evaluate the tax implications of the Patient Protection and Affordable Care Act of 2010.

Results of Operations by Segment for the Three Months Ended September 30, 2010 and 2009

The following tables present summary financial information by segment:

	Three Months Ended September 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments	Operating	GAAP	Adjustments	Operating
	(in millions, unaudited)
Advice & Wealth Management
Net revenues	$946	$—	$946	$832	$5	$827
Expenses	859	1	858	820	21	799
Pretax income	$87	$(1)	$88	$12	$(16)	$28
Asset Management
Net revenues	$662	$1	$661	$328	$—	$328
Expenses	558	18	540	318	7	311
Pretax income	$104	$(17)	$121	$10	$(7)	$17
Annuities
Net revenues	$626	$(1)	$627	$591	$—	$591
Expenses	362	—	362	323	—	323
Pretax income	$264	$(1)	$265	$268	$—	$268
Protection
Net revenues	$502	$—	$502	$450	$7	$443
Expenses	437	—	437	305	—	305
Pretax income	$65	$—	$65	$145	$7	$138
Corporate & Other
Net revenues	$32	$28	$4	$(9)	$4	$(13)
Expenses	110	58	52	86	6	80
Pretax loss	(78)	(30)	(48)	(95)	(2)	(93)
Less: Pretax loss attributable to noncontrolling interests	(32)	(32)	—	—	—	—
Pretax loss attributable to Ameriprise Financial	$(46)	$2	$(48)	$(95)	$(2)	$(93)
Eliminations
Net revenues	$(318)	$(9)	$(309)	$(246)	$—	$(246)
Expenses	(318)	(9)	(309)	(246)	—	(246)
Pretax income	$—	$—	$—	$—	$—	$—

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

The following table presents the changes in wrap account assets:

	Three Months Ended September 30,
	2010	2009
	(in billions)
Balance at July 1	$96.9	$79.0
Net flows	1.8	2.7
Market appreciation	6.6	7.9
Balance at September 30	$105.3	$89.6

Wrap account assets had net inflows of $1.8 billion for the three months ended September 30, 2010 compared to $2.7 billion in the prior year period and market appreciation of $6.6 billion in the third quarter of 2010 compared to $7.9 billion in the prior year period.

We provide securities execution and clearing services for our retail and institutional clients through our registered broker-dealer subsidiaries. As of September 30, 2010, we administered $97.7 billion in assets for clients, an increase of $9.2 billion compared to the prior year period.

Management believes that operating measures, which exclude net realized gains or losses and integration charges for our Advice & Wealth Management segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Advice & Wealth Management segment:

	Three Months Ended September 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$377	$—	$377	$319	$—	$319	$58	18%
Distribution fees	495	—	495	432	—	432	63	15
Net investment income	68	—	68	91	5	86	(18)	(21)
Other revenues	21	—	21	19	—	19	2	11
Total revenues	961	—	961	861	5	856	105	12
Banking and deposit interest expense	15	—	15	29	—	29	(14)	(48)
Total net revenues	946	—	946	832	5	827	119	14
Expenses
Distribution expenses	570	—	570	504	—	504	66	13
General and administrative expense	289	1	288	316	21	295	(7)	(2)
Total expenses	859	1	858	820	21	799	59	7%
Pretax income	$87	$(1)	$88	$12	$(16)	$28	$60	NM

NM Not Meaningful.

(1) Adjustments include net realized gains and integration charges.

Our Advice & Wealth Management segment pretax income was $87 million for the three months ended September 30, 2010 compared to $12 million in the prior year period. Our Advice & Wealth Management segment pretax operating income was $88 million for the three months ended September 30, 2010 compared to $28 million in the prior year period driven by higher asset-based revenues partially offset by higher distribution expenses. Third quarter 2010 pretax margin was 9.2% and operating pretax margin was 9.3%.

Net Revenues

Net revenues were $946 million for the three months ended September 30, 2010 compared to $832 million in the prior year period, an increase of $114 million, or 14%. Operating net revenues exclude net realized gains or losses. Operating net revenues were $946 million for the three months ended September 30, 2010 compared to $827 million in the prior year period, an increase of $119 million, or 14%, driven by growth in average fee-based assets.

Management and financial advice fees increased $58 million, or 18%, to $377 million for the three months ended September 30, 2010, driven by growth in average fee-based assets resulting from period-over-period market appreciation and retail net inflows. The daily average S&P 500 Index increased 10% compared to the prior year period. Wrap account assets increased $15.7 billion, or 18%, to $105.3 billion at September 30, 2010 due to period-over-period market appreciation and net inflows.

Distribution fees increased $63 million, or 15%, to $495 million for the three months ended September 30, 2010, primarily driven by growth in average fee-based assets resulting from period-over-period market appreciation, retail net inflows and increased brokerage transactional activity. The expected seasonal decline in third quarter distribution revenues was materially offset by increased sales of our new variable annuity product.

Net investment income decreased $23 million, or 25%, to $68 million for the three months ended September 30, 2010. Operating net investment income, which excludes net realized gains or losses, decreased $18 million, or 21%, to $68 million for the three months ended September 30, 2010, driven by lower short term interest rates and lower certificate balances.

Banking and deposit interest expense decreased $14 million, or 48%, to $15 million for the three months ended September 30, 2010, primarily due to lower certificate balances as a result of the run-off of certificate rate promotions, as well as a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $39 million, or 5%, to $859 million for the three months ended September 30, 2010. Operating expenses, which exclude integration charges, increased $59 million, or 7%, to $858 million for the three months ended September 30, 2010 due to an increase in distribution expenses.

Distribution expenses increased $66 million, or 13%, to $570 million for the three months ended September 30, 2010, primarily as a result of higher advisor compensation from business growth.

General and administrative expense decreased $27 million, or 9%, to $289 million for the three months ended September 30, 2010 compared to $316 million for the prior year period. Operating general and administrative expense, which excludes integration charges, decreased $7 million, or 2%, to $288 million for the three months ended September 30, 2010 compared to $295 million for the prior year period reflecting cost controls.

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

We provide investment advisory, administration, transfer agency, distribution and other services to the Columbia funds and to the RiverSource funds (including the Seligman and Threadneedle branded funds), including closed-end funds and funds that serve as underlying investment options to variable insurance and annuity products. Prior to the Columbia Management Acquisition, the Columbia funds were managed by Columbia Management Advisors, an affiliate of Bank of America. The Seligman branded funds were managed by J. & W. Seligman Co. prior to its acquisition. We have begun and in the coming months, we intend to continue combining the “RiverSource Investments” branded elements of our asset management business with Columbia Management under the Columbia brand. The total domestic assets and number of funds managed by RiverSource funds and Columbia funds as of September 30, 2010 was $205.2 billion and 231 funds, respectively.

Threadneedle will remain our international investment management platform. Threadneedle manages four Open Ended Investment Companies (“OEICs”) and two Societe d’Investissement A Capital Variable (“SICAV”) offerings. The four OEICs are Threadneedle Investment Funds ICVC (“TIF”), Threadneedle Specialist Investment Funds ICVC (“TSIF”), Threadneedle Focus Investment Funds (“TFIF”) and Threadneedle Advantage Portfolio Funds (“TPAF”). TIF, TSIF, TFIF and TPAF are structured as umbrella companies with a total of 52 (33, 14, 2 and 3, respectively) sub funds covering the world’s bond and equity markets. The two SICAVs are the Threadneedle (Lux) SICAV (“T(Lux)”) and World Express Funds 2 (“WEF2”). T(Lux) and WEF2 are structured as umbrella companies with a total of 31 (29 and 2, respectively) sub funds covering the world’s bond, commodities and equity markets. In addition, Threadneedle manages 13 unit trusts, 10 of which invest into the OEICs, 6 property unit trusts and 1 property fund of funds.

The following table presents the mutual fund performance of our retail Columbia and Threadneedle funds:

	September 30, 2010	September 30, 2009
Mutual Fund Performance
Columbia
Equal Weighted Mutual Fund Rankings in top 2 Lipper Quartiles(1)
Equity - 12 month	55%	49%
Fixed income - 12 month	67%	58%
Equity - 3 year	46%	41%
Fixed income - 3 year	77%	72%
Equity - 5 year	69%	67%
Fixed income - 5 year	79%	58%
Asset Weighted Mutual Fund Rankings in top 2 Lipper Quartiles(2)
Equity - 12 month	54%	52%
Fixed income - 12 month	56%	61%
Equity - 3 year	71%	51%
Fixed income - 3 year	78%	65%
Equity - 5 year	81%	74%
Fixed income - 5 year	75%	61%
Threadneedle
Equal Weighted Mutual Fund Rankings in top 2 Morningstar Quartiles(1)
Equity - 12 month	62%	64%
Fixed income - 12 month	20%	82%
Equity - 3 year	93%	89%
Fixed income - 3 year	80%	64%
Equity - 5 year	93%	85%
Fixed income - 5 year	67%	70%

(1)

Equal Weighted Rankings in Top 2 Quartiles: Counts the number of funds (RiverSource Class A and Columbia Class Z) with above median ranking divided by the total number of funds. Asset size is not a factor.

(2)

Asset Weighted Rankings in Top 2 Quartiles: Sums the assets of the funds with above median ranking (RiverSource Class A and Columbia Class Z) divided by the total sum of RiverSource Class A assets and Columbia Class Z assets. Funds with more assets will receive a greater share of the total percentage above or below median.

Beginning in the second quarter of 2010, mutual fund performance rankings are based on the performance of Class A fund shares for legacy RiverSource (including Seligman and Threadneedle) branded funds and on Class Z fund shares for legacy Columbia branded funds, as the majority of fund assets managed within the funds of each fund family are generally held in the designated share class. Prior to the second quarter of 2010, the mutual fund performance rankings were based solely on the performance of the legacy RiverSource Class A fund shares. Aggregated data shows only actively-managed mutual funds by affiliated investment managers. Aggregated data does not include mutual funds sub-advised by advisors not affiliated with Ameriprise Financial, Inc., RiverSource S&P 500 Index Fund and Columbia Money Market Fund. Aggregated equity rankings include Columbia Portfolio Builder Series and other balanced and asset allocation funds that invest in both equities and fixed income securities. Columbia Portfolio Builder Series funds are funds of mutual funds that may invest in third-party sub-advised funds.

We also offer Separately Managed Accounts, Individually Managed Accounts, management of Institutional Owned Assets, management of collateralized debt obligations, sub-advisory services for certain Columbia and Threadneedle mutual funds, hedge funds and RiverSource Trust Collective Funds and separate accounts for Ameriprise Trust Company clients.

The following tables present the changes in Columbia and Threadneedle managed assets:

			Market
	June 30,		Appreciation	Foreign	September 30,
	2010	Net Flows	& Other	Exchange	2010
	(in billions)
Columbia Managed Assets:
Retail Funds	$189.4	$(2.5)	$18.4	$—	$205.3
Institutional Funds	128.0	(0.6)	4.4	—	131.8
Alternative Funds	10.0	(0.1)	0.2	—	10.1
Less: Eliminations	—	—	(0.1)	—	(0.1)
Total Columbia Managed Assets	327.4	(3.2)	22.9	—	347.1
Threadneedle Managed Assets:
Retail Funds	27.3	(0.3)	2.3	1.4	30.7
Institutional Funds	60.5	1.6	4.6	3.1	69.8
Alternative Funds	1.5	(0.2)	—	0.1	1.4
Total Threadneedle Managed Assets	89.3	1.1	6.9	4.6	101.9
Less: Sub-Advised Eliminations	(3.4)	—	(0.7)	—	(4.1)
Total Managed Assets	$413.3	$(2.1)	$29.1	$4.6	$444.9

			Market
			Appreciation/
	June 30,		(Depreciation)	Foreign	September 30,
	2009	Net Flows	& Other	Exchange	2009
	(in billions)
Columbia Managed Assets:
Retail Funds	$66.0	$0.2	$8.4	$—	$74.6
Institutional Funds	59.8	(0.7)	2.6	—	61.7
Alternative Funds	9.1	0.3	0.2	—	9.6
Less: Eliminations	(0.1)	—	—	—	(0.1)
Total Columbia Managed Assets	134.8	(0.2)	11.2	—	145.8
Threadneedle Managed Assets:
Retail Funds	22.1	1.4	3.8	(0.7)	26.6
Institutional Funds	58.4	0.9	7.7	(1.9)	65.1
Alternative Funds	2.0	0.1	(0.1)	—	2.0
Total Threadneedle Managed Assets	82.5	2.4	11.4	(2.6)	93.7
Less: Sub-Advised Eliminations	(3.2)	—	(0.3)	—	(3.5)
Total Managed Assets	$214.1	$2.2	$22.3	$(2.6)	$236.0

U.S. Asset Management assets under management were $347.1 billion at September 30, 2010 compared to $145.8 billion a year ago, driven by the Columbia Management Acquisition and market appreciation.  Investment performance continued to be solid, complementing strong longer-term investment track records.  Net outflows of $3.2 billion in the third quarter of 2010 were primarily in equity and subadvisory portfolios, reflecting industry-wide outflows in equities and lower retail sales as a result of pending fund mergers.

Threadneedle assets under management were $101.9 billion at September 30, 2010, up 9% from a year ago reflecting period-over-period market appreciation and net inflows.  Net inflows of $1.1 billion in the third quarter of 2010 primarily reflected strong institutional net inflows, partially offset by Zurich-related net outflows and European retail net outflows.  Overall, investment track records remained strong.

Management believes that operating measures, which exclude net realized gains or losses and integration charges for our Asset Management segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Asset Management segment:

	Three Months Ended September 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$551	$—	$551	$270	$—	$270	$281	NM
Distribution fees	103	—	103	55	—	55	48	87%
Net investment income	6	1	5	5	—	5	—	—
Other revenues	2	—	2	(1)	—	(1)	3	NM
Total revenues	662	1	661	329	—	329	332	NM
Banking and deposit interest expense	—	—	—	1	—	1	(1)	NM
Total net revenues	662	1	661	328	—	328	333	NM
Expenses
Distribution expenses	215	—	215	97	—	97	118	NM
Amortization of deferred acquisition costs	5	—	5	5	—	5	—	—
General and administrative expense	338	18	320	216	7	209	111	53
Total expenses	558	18	540	318	7	311	229	74%
Pretax income	$104	$(17)	$121	$10	$(7)	$17	$104	NM

NM Not Meaningful.

(1) Adjustments include net realized gains and integration charges.

Our Asset Management segment pretax income was $104 million for the three months ended September 30, 2010 compared to $10 million in the prior year period. Our Asset Management segment pretax operating income was $121 million for the three months ended September 30, 2010 compared to $17 million in the prior year period reflecting period-over-period market appreciation on assets and the Columbia Management Acquisition. Third quarter 2010 pretax margin was 15.7% and operating pretax margin was 18.3%.

Net Revenues

Net revenues increased $334 million to $662 million for the three months ended September 30, 2010, driven by an increase in management fees due to growth in assets from the Columbia Management Acquisition and period-over-period market appreciation.

Management and financial advice fees increased $281 million to $551 million for the three months ended September 30, 2010, primarily due to growth in assets from the Columbia Management Acquisition and period-over-period market appreciation. The daily average S&P 500 Index increased 10% compared to the prior year period. Total Asset Management managed assets increased $208.9 billion, or 89%, to $444.9 billion at September 30, 2010 compared to the prior year period primarily due to the Columbia Management Acquisition and the period-over-period appreciation in the S&P 500 Index.

Distribution fees increased $48 million, or 87%, to $103 million for the three months ended September 30, 2010, primarily driven by growth in assets from the Columbia Management Acquisition and period-over-period market appreciation.

Expenses

Total expenses increased $240 million, or 75%, to $558 million for the three months ended September 30, 2010. Operating expenses, which exclude integration charges, increased $229 million, or 74%, to $540 million for the three months ended September 30, 2010, primarily reflecting increased distribution expenses and general and administrative expense from the Columbia Management Acquisition. The Company realized integration gross expense synergies related to the Columbia Management Acquisition of approximately $33 million for the three months ended September 30, 2010.

Distribution expenses increased $118 million to $215 million for the three months ended September 30, 2010, primarily due to growth in assets from the Columbia Management Acquisition and period-over-period market appreciation.

General and administrative expense increased $122 million, or 56%, to $338 million for the three months ended September 30, 2010. Operating general and administrative expense, which excludes integration charges, increased $111 million, or 53%, to $320 million for the three months ended September 30, 2010, primarily due to increased operating costs of Columbia Management.

Annuities

Our Annuities segment provides variable and fixed annuity products of RiverSource Life companies to retail clients primarily distributed through our affiliated financial advisors and to the retail clients of unaffiliated advisors through third-party distribution. Revenues for our variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for our fixed annuity products are primarily earned as net investment income on assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. We also earn net investment income on owned assets supporting reserves for immediate annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Intersegment revenues for this segment reflect fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource Variable Series Trust Funds (“VST Funds”) under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

Management believes that operating measures, which exclude net realized gains or losses for our Annuities segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Annuities segment:

	Three Months Ended September 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$139	$—	$139	$118	$—	$118	$21	18%
Distribution fees	65	—	65	64	—	64	1	2
Net investment income	326	(1)	327	343	—	343	(16)	(5)
Premiums	43	—	43	25	—	25	18	72
Other revenues	53	—	53	41	—	41	12	29
Total revenues	626	(1)	627	591	—	591	36	6
Banking and deposit interest expense	—	—	—	—	—	—	—	—
Total net revenues	626	(1)	627	591	—	591	36	6
Expenses
Distribution expenses	70	—	70	49	—	49	21	43
Interest credited to fixed accounts	188	—	188	196	—	196	(8)	(4)
Benefits, claims, losses and settlement expenses	341	—	341	93	—	93	248	NM
Amortization of deferred acquisition costs	(286)	—	(286)	(64)	—	(64)	(222)	NM
Interest and debt expense	2	—	2	—	—	—	2	NM
General and administrative expense	47	—	47	49	—	49	(2)	(4)
Total expenses	362	—	362	323	—	323	39	12
Pretax income	$264	$(1)	$265	$268	$—	$268	$(3)	(1)%

NM Not Meaningful.

(1) Adjustments include net realized losses.

Our Annuities segment pretax income was $264 million for the three months ended September 30, 2010 compared to $268 million in the prior year period. Our Annuities segment pretax operating income was $265 million for the three months ended September 30, 2010 compared to $268 million in the prior year period. Net benefits from updating valuation assumptions and model changes and the market impacts on DAC and DSIC and variable annuity guaranteed benefits declined $26 million from $138 million in the prior year period to $112 million in the 2010 period, which was offset by business growth.

Net Revenues

Net revenues increased $35 million, or 6%, to $626 million for the three months ended September 30, 2010. Operating net revenues, which exclude net realized losses, increased $36 million, or 6%, to $627 million for the three months ended September 30, 2010, reflecting increased management fees from higher separate account balances, increased premiums from immediate annuities with life contingencies and higher fees from variable annuity guarantees.

Management and financial advice fees increased $21 million, or 18%, to $139 million for the three months ended September 30, 2010, due to higher fees on variable annuities driven by higher separate account balances. Average variable annuities contract accumulation values increased $7.5 billion, or 17%, from the prior year period due to higher equity market levels and net inflows. Variable annuity net inflows during the third quarter of 2010 were $0.5 billion driven by our introduction of a new variable annuity in the Ameriprise channel, RAVA 5, and an updated guaranteed minimum withdrawal benefit rider in the Ameriprise and third-party channels.

Net investment income decreased $17 million, or 5%, to $326 million for the three months ended September 30, 2010. Operating net investment income, which excludes net realized gains or losses, decreased $16 million, or 5%, to $327 million for the three months ended September 30, 2010, reflecting the implementation of changes to the PN program in the second quarter of 2010. With these changes, assets of clients participating in the PN program were reallocated, pursuant to their consent. This reallocation in part resulted in a shift of assets from interest bearing investments in the general account into separate accounts.

Premiums increased $18 million, or 72%, to $43 million for the three months ended September 30, 2010, due to higher sales of immediate annuities with life contingencies.

Other revenues increased $12 million, or 29%, to $53 million for the three months ended September 30, 2010, due to higher fees from variable annuity guarantees.

Expenses

Total expenses increased $39 million, or 12%, to $362 million for the three months ended September 30, 2010, primarily due to an increase in distribution expenses and benefits, claims, losses and settlement expenses partially offset by a decrease in amortization of DAC.

Distribution expenses increased $21 million, or 43%, to $70 million for the three months ended September 30, 2010, primarily due to higher variable annuity compensation.

Interest credited to fixed accounts decreased $8 million, or 4%, to $188 million for the three months ended September 30, 2010, primarily due to lower fixed account values in variable annuities as a result of the PN program as well as a lower average crediting rate on interest sensitive fixed annuities. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.8% in the third quarter of 2010 compared to 4.0% in the prior year period. Average fixed annuities contract accumulation values remained flat at $14.5 billion compared to the prior year period.

Benefits, claims, losses and settlement expenses increased $248 million to $341 million for the three months ended September 30, 2010, primarily driven by the impact of updating valuation assumptions and model changes. Benefits, claims, losses and settlement expenses in the third quarter of 2010 included an expense of $210 million from updating valuation assumptions and model changes compared to a benefit of $47 million in the prior year period. The market impact of variable annuity guaranteed benefits, net of hedges and DSIC increased benefits expense by $31 million in the third quarter of 2010 compared to $52 million in the prior year period. The market impact in both periods was primarily driven by the impact of nonperformance credit spread on the valuation of living benefit liabilities, which we do not hedge. The market impact to DSIC was a benefit of $5 million in the third quarter of 2010 compared to a benefit of $4 million in the prior year period.

Amortization of DAC decreased $222 million to a benefit of $286 million for the three months ended September 30, 2010 compared to a benefit of $64 million in the prior year period primarily due to the impact of updating valuation assumptions and model changes. Amortization of DAC for the third quarter of 2010 included a benefit of $315 million from updating valuation assumptions and model changes compared to a benefit of $64 million in the prior year period. DAC amortization in the third quarter of 2010 included a benefit of $33 million due to market impacts, including $9 million offsetting higher variable annuity guaranteed benefit expenses. DAC amortization in the third quarter of 2009 included a benefit of $75 million due to market impacts, including a $53 million benefit offsetting higher variable annuity guaranteed benefit expenses.

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

Management believes that operating measures, which exclude net realized gains or losses for our Protection segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Protection segment:

	Three Months Ended September 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$13	$—	$13	$13	$—	$13	$—	—
Distribution fees	24	—	24	24	—	24	—	—
Net investment income	108	—	108	112	7	105	3	3%
Premiums	266	—	266	257	—	257	9	4
Other revenues	91	—	91	44	—	44	47	NM
Total revenues	502	—	502	450	7	443	59	13
Banking and deposit interest expense	—	—	—	—	—	—	—	—
Total net revenues	502	—	502	450	7	443	59	13
Expenses
Distribution expenses	8	—	8	4	—	4	4	NM
Interest credited to fixed accounts	39	—	39	36	—	36	3	8
Benefits, claims, losses and settlement expenses	299	—	299	213	—	213	86	40
Amortization of deferred acquisition costs	35	—	35	(5)	—	(5)	40	NM
General and administrative expense	56	—	56	57	—	57	(1)	(2)
Total expenses	437	—	437	305	—	305	132	43
Pretax income	$65	$—	$65	$145	$7	$138	$(73)	(53)%

(1) Adjustments include net realized gains.

Our Protection segment pretax income was $65 million for the three months ended September 30, 2010, a decrease of $80 million, or 55%, from $145 million for the prior year period. Our Protection segment pretax operating income was $65 million for the three months ended September 30, 2010, a decrease of $73 million, or 53%, from $138 million for the prior year period primarily due to updating valuation assumptions and model changes.

Net Revenues

Net revenues increased $52 million, or 12%, to $502 million for the three months ended September 30, 2010. Operating net revenues, which exclude net realized gains or losses, increased $59 million, or 13%, to $502 million for the three months ended September 30, 2010, primarily due to the impact of updating valuation assumptions.

Net investment income decreased $4 million, or 4%, to $108 million for the three months ended September 30, 2010. Operating net investment income, which excludes net realized gains or losses, increased $3 million, or 3%, to $108 million for the three months ended September 30, 2010, primarily due to higher investment yields and increased general account assets.

Premiums increased $9 million, or 4%, to $266 million for the three months ended September 30, 2010, due to growth in Auto and Home premiums driven by higher volumes. Auto and Home policy counts increased 10% period-over-period.

Other revenues increased $47 million to $91 million for the three months ended September 30, 2010, primarily due to updating valuation assumptions and model changes. Other revenues in the third quarter of 2010 included a charge of $20 million from updating valuation assumptions and model changes compared to $65 million in the prior year period.

Expenses

Total expenses increased $132 million, or 43%, to $437 million for the three months ended September 30, 2010, primarily due to updating valuation assumptions and model changes.

Benefits, claims, losses and settlement expenses increased $86 million, or 40%, to $299 million for the three months ended September 30, 2010 compared to $213 million in the prior year period primarily due to updating valuation assumptions and model changes. Benefits, claims, losses and settlement expenses for the third quarter of 2010 included an expense of $44 million from updating valuation assumptions and model changes compared to a benefit of $33 million in the prior year period. Benefits, claims, losses and settlement expenses also increased due to higher disability and long-term care insurance claims in the third quarter of 2010.

Amortization of DAC increased $40 million to $35 million for the three months ended September 30, 2010 compared to a benefit of $5 million in the prior year period primarily due to updating valuation assumptions. Amortization of DAC for the third quarter of 2010 included a benefit of $15 million from updating valuation assumptions and model changes compared to a benefit of $55 million in the prior year period. The market impact on DAC resulted in a benefit of $10 million in the third quarter of 2010 compared to a benefit of $1 million in the prior year period.

Corporate & Other

Our Corporate & Other segment consists of net investment income on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues from various investments as well as unallocated corporate expenses.

Management believes that operating measures, which exclude net realized gains or losses, integration charges and the impact of consolidating CIEs for our Corporate & Other segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Corporate & Other segment:

	Three Months Ended September 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Net investment income (loss)	$19	$19	$—	$(12)	$1	$(13)	$13	NM
Other revenues	13	9	4	6	4	2	2	NM
Total revenues	32	28	4	(6)	5	(11)	15	NM
Banking and deposit interest expense	—	—	—	3	1	2	(2)	NM
Total net revenues	32	28	4	(9)	4	(13)	17	NM
Expenses
Interest and debt expense	72	45	27	45	—	45	(18)	(40)%
General and administrative expense	38	13	25	41	6	35	(10)	(29)
Total expenses	110	58	52	86	6	80	(28)	(35)
Pretax loss	(78)	(30)	(48)	(95)	(2)	(93)	45	48
Less: Net loss attributable to noncontrolling interests	(32)	(32)	—	—	—	—	—	—
Pretax loss attributable to Ameriprise Financial	$(46)	$2	$(48)	$(95)	$(2)	$(93)	$45	48%

NM Not Meaningful.

(1) Includes revenues and expenses of the CIEs, net realized gains and integration charges.

The following table presents the components of the adjustments in the table above:

	Three Months Ended September 30,
	2010			2009
		Other	Total		Other	Total
	CIEs	Adjustments (1)	Adjustments	CIEs	Adjustments (1)	Adjustments
	(in millions, unaudited)
Revenues
Net investment income	$17	$2	$19	$(1)	$2	$1
Other revenues	9	—	9	4	—	4
Total revenues	26	2	28	3	2	5
Banking and deposit interest expense	—	—	—	1	—	1
Total net revenues	26	2	28	2	2	4
Expenses
Interest and debt expense	45	—	45	—	—	—
General and administrative expense	13	—	13	2	4	6
Total expenses	58	—	58	2	4	6
Pretax income (loss)	(32)	2	(30)	—	(2)	(2)
Less: Net loss attributable to noncontrolling interests	(32)	—	(32)	—	—	—
Net income (loss) attributable to Ameriprise Financial	$—	$2	$2	$—	$(2)	$(2)

(1) Other adjustments include net realized gains and integration charges.

Our Corporate & Other segment pretax loss attributable to Ameriprise Financial was $46 million for the three months ended September 30, 2010 compared to $95 million in the prior year period. Our Corporate & Other segment pretax operating loss attributable to Ameriprise Financial was $48 million for the three months ended September 30, 2010 compared to $93 million in the prior year period.

Net revenues increased $41 million to $32 million for the three months ended September 30, 2010, primarily reflecting revenues of CIEs. Operating net revenues, which exclude revenues of CIEs and net realized gains or losses, increased $17 million compared to the prior year period. Net investment income was $19 million for the three months ended September 30, 2010 compared to a loss of $12 million in the prior year period. Net investment income in the third quarter of 2010 primarily reflects changes in the assets and liabilities of CIEs, primarily debt and underlying syndicated loans. Operating net investment income, which excludes revenues of CIEs and net realized gains or losses, was nil for the three months ended September 30, 2010 compared to a loss of $13 million for the prior year period, which reflects the transfer priced interest income allocated to the Annuities and Protection segments for maintaining excess liquidity. Other revenues primarily reflect revenues of consolidated property funds.

Total expenses increased $24 million, or 28%, to $110 million for the three months ended September 30, 2010, primarily reflecting expenses of CIEs. Operating expenses, which exclude expenses of CIEs and integration charges, decreased $28 million, or 35%, to $52 million for the three months ended September 30, 2010. Interest and debt expense increased $27 million compared to the prior year period primarily reflecting interest expense of the CIE debt. Operating interest and debt expense, which excludes interest expense of the CIE debt, decreased $18 million compared to the prior year period primarily due to an expense of $13 million in the 2009 period related to the early retirement of $450 million of our senior notes due 2010. General and administrative expense in the third quarter of 2009 included $10 million in higher expenses related to supporting the $1.00 net asset value of certain 2a-7 funds.

Consolidated Results of Operations for the Nine Months Ended September 30, 2010 and 2009

In June 2009, the FASB updated the accounting standard related to the required consolidation of certain VIEs. We adopted the accounting standard effective January 1, 2010. For additional information on the required consolidation of CIEs, refer to our discussion within the Overview section above.

Management believes that operating measures, which exclude net realized gains or losses, integration charges and the impact of consolidating CIEs, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents our consolidated results of operations:

	Nine Months Ended September 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$2,769	$(28)	$2,797	$1,849	$(1)	$1,850	$947	51%
Distribution fees	1,259	—	1,259	1,029	—	1,029	230	22
Net investment income	1,771	265	1,506	1,467	36	1,431	75	5
Premiums	884	—	884	811	—	811	73	9
Other revenues	671	112	559	493	(15)	508	51	10
Total revenues	7,354	349	7,005	5,649	20	5,629	1,376	24
Banking and deposit interest expense	56	—	56	113	3	110	(54)	(49)
Total net revenues	7,298	349	6,949	5,536	17	5,519	1,430	26
Expenses
Distribution expenses	1,757	—	1,757	1,278	—	1,278	479	37
Interest credited to fixed accounts	686	—	686	674	—	674	12	2
Benefits, claims, losses and settlement expenses	1,292	—	1,292	993	—	993	299	30
Amortization of deferred acquisition costs	43	—	43	97	—	97	(54)	(56)
Interest and debt expense	212	130	82	99	—	99	(17)	(17)
General and administrative expense	2,039	99	1,940	1,806	80	1,726	214	12
Total expenses	6,029	229	5,800	4,947	80	4,867	933	19
Pretax income	1,269	120	1,149	589	(63)	652	497	76
Income tax provision	263	(25)	288	126	(14)	140	148	NM
Net income	1,006	145	861	463	(49)	512	349	68
Less: Net income (loss) attributable to noncontrolling interests	189	189	—	(22)	(22)	—	—	—
Net income attributable to Ameriprise Financial	$817	$(44)	$861	$485	$(27)	$512	$349	68%

NM Not Meaningful.

(1)

Includes the elimination of management fees we earn for services provided to the CIEs and the related expense, revenues and expenses of the CIEs, net realized gains and integration charges. Income tax provision is calculated using the statutory tax rate of 35% on applicable adjustments.

The following table presents the components of the adjustments in the table above:

	Nine Months Ended September 30,
	2010			2009
		Other	Total		Other	Total
	CIEs	Adjustments (1)	Adjustments	CIEs	Adjustments (1)	Adjustments
	(in millions, unaudited)
Revenues
Management and financial advice fees	$(28)	$—	$(28)	$(1)	$—	$(1)
Distribution fees	—	—	—	—	—	—
Net investment income	251	14	265	1	35	36
Premiums	—	—	—	—	—	—
Other revenues	112	—	112	(15)	—	(15)
Total revenues	335	14	349	(15)	35	20
Banking and deposit interest expense	—	—	—	3	—	3
Total net revenues	335	14	349	(18)	35	17
Expenses
Distribution expenses	—	—	—	—	—	—
Interest credited to fixed accounts	—	—	—	—	—	—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—
Amortization of deferred acquisition costs	—	—	—	—	—	—
Interest and debt expense	130	—	130	—	—	—
General and administrative expense	16	83	99	4	76	80
Total expenses	146	83	229	4	76	80
Pretax income (loss)	189	(69)	120	(22)	(41)	(63)
Income tax benefit	—	(25)	(25)	—	(14)	(14)
Net income (loss)	189	(44)	145	(22)	(27)	(49)
Less: Net income (loss) attributable to noncontrolling interests	189	—	189	(22)	—	(22)
Net loss attributable to Ameriprise Financial	$—	$(44)	$(44)	$—	$(27)	$(27)

(1) Other adjustments include net realized gains and integration charges.

Overall

Net income attributable to Ameriprise Financial for the nine months ended September 30, 2010 was $817 million compared to $485 million for the prior year period. Operating net income attributable to Ameriprise Financial increased $349 million, or 68%, to $861 million for the nine months ended September 30, 2010 compared to $512 million for the prior year period driven by higher asset-based revenues and higher income from spread products, as well as five months of earnings from the Columbia Management Acquisition, partially offset by higher distribution expenses and benefits, claims, losses and settlement expenses.

Our annual review of valuation assumptions for RiverSource Life products in the third quarter of 2010 resulted in a net pretax benefit of $88 million. A third quarter expense of $32 million related to an adjustment for insurance and annuity model changes was more than offset by a second quarter benefit of $33 million related to an adjustment for revisions to certain calculations in our valuation of DAC and DSIC. The net benefit of the above items of $89 million reflected a $155 million benefit from persistency improvements, including a net benefit from extending annuity amortization periods and increased living benefits expense, an $85 million expense from resetting near-term equity return assumptions equal to the long-term assumptions and reducing both near- and long-term bond fund return assumptions, and $19 million in additional benefits from all other assumption and model changes.

Our annual review in the third quarter of 2009 resulted in a net pretax benefit of $134 million, consisting of a decrease in expenses primarily from updating product mortality assumptions for certain life insurance products and from the impact of updating product spreads and expense assumptions, partially offset by a decrease in revenues related to the reinsurance impacts from updating product mortality assumptions.

Results for the nine months ended September 30, 2010 included an $8 million pretax benefit from the market’s impact on DAC and DSIC compared to $26 million in the prior year period. Results for the 2010 period also included a $12 million pretax variable annuity benefits expense, net of hedges, DAC and DSIC, related to market impacts compared to $30 million in the prior year period.

The total pretax impacts on our revenues and expenses for the nine months ended September 30, 2010 attributable to the review of valuation assumptions and model changes were as follows:

Segment Pretax Benefit (Charge)	Other Revenues	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total
	(in millions)
Valuation assumptions and model changes:
Annuities	$—	$(205)	$336	$131
Protection	(20)	(44)	22	(42)
Total	$(20)	$(249)	$358	$89

The total pretax impacts on our revenues and expenses for the nine months ended September 30, 2009 attributable to the review of valuation assumptions were as follows:

Segment Pretax Benefit (Charge)	Other Revenues	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total
	(in millions)
Valuation assumptions:
Annuities	$—	$47	$64	$111
Protection	(65)	33	55	23
Total	$(65)	$80	$119	$134

Net Revenues

Net revenues increased $1.8 billion, or 32%, to $7.3 billion for the nine months ended September 30, 2010 compared to $5.5 billion for the prior year period. Operating net revenues exclude net realized gains or losses and revenues of the CIEs and include the fees we earn from services we provided to the CIEs. Operating net revenues increased $1.4 billion, or 26%, to $6.9 billion for the nine months ended September 30, 2010 compared to $5.5 billion for the prior year period primarily driven by growth in asset-based management fees and distribution fees driven by higher asset levels and increased client activity. Higher asset levels reflected period-over-period market appreciation, the Columbia Management Acquisition and retail net inflows.

Management and financial advice fees increased $920 million, or 50%, to $2.8 billion for the nine months ended September 30, 2010 compared to $1.8 billion for the prior year period. Operating management and financial advice fees include the fees we earn from services provided to the CIEs. Operating management and financial advice fees increased $947 million, or 51%, to $2.8 billion for the nine months ended September 30, 2010 compared to $1.9 billion for the prior year period primarily due to period-over-period market appreciation on assets, the Columbia Management Acquisition and retail net inflows. The daily average S&P 500 Index increased 24% compared to the prior year period. Wrap account assets increased $15.7 billion, or 18%, to $105.3 billion at September 30, 2010 due to period-over-period market appreciation and net inflows. Total Asset Management managed assets increased $208.9 billion, or 89%, to $444.9 billion at September 30, 2010 compared to the prior year period primarily due to the Columbia Management Acquisition and the period-over-period appreciation in the S&P 500 Index.

Distribution fees increased $230 million, or 22%, to $1.3 billion for the nine months ended September 30, 2010 compared to $1.0 billion in the prior year period primarily due to higher asset-based fees driven by period-over-period market appreciation, the Columbia Management Acquisition, net inflows and increased client activity.

Net investment income increased $304 million, or 21%, to $1.8 billion for the nine months ended September 30, 2010 compared to $1.5 billion for the prior year period. Operating net investment income excludes net realized gains or losses and the changes in the assets and liabilities related to the CIEs, primarily debt and underlying syndicated loans. Operating net investment income increased $75 million, or 5%, to $1.5 billion for the nine months ended September 30, 2010 compared to $1.4 billion for the prior year period primarily due to a $60 million increase in investment income on fixed maturity securities driven by higher fixed annuity account balances and higher investment yields, as well as higher investment yields and increased account balances related to assets supporting our Protection business, partially offset by lower investment income related to certificates.

Premiums increased $73 million, or 9%, to $884 million for the nine months ended September 30, 2010, primarily due to growth in Auto and Home premiums driven by higher volumes, as well as higher sales of immediate annuities with life contingencies. Auto and Home policy counts increased 10% period-over-period.

Other revenues increased $178 million, or 36%, to $671 million for the nine months ended September 30, 2010 compared to $493 million in the prior year period. Operating other revenues exclude revenues of consolidated property funds. Operating other revenues increased $51 million, or 10%, to $559 million for the nine months ended September 30, 2010 compared to $508 million in the prior year period primarily due to updating valuation assumptions, higher fees from variable annuity guarantees, and a $25 million benefit from payments related to the Reserve Funds matter in the 2010 period, partially offset by a $58 million benefit in the 2009 period from repurchasing our junior notes at a discount. Other revenues in the 2010 period included a charge of $20 million from updating valuation assumptions and model changes compared to $65 million in the prior year period.

Banking and deposit interest expense decreased $57 million, or 50%, to $56 million for the nine months ended September 30, 2010 compared to $113 million in the prior year period primarily due to lower certificate balances as a result of the run-off of certificate rate promotions and a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $1.1 billion, or 22%, to $6.0 billion for the nine months ended September 30, 2010 compared to $4.9 billion for the prior year period. Operating expenses primarily exclude integration charges and expenses of the CIEs. Operating expenses increased $933 million, or 19%, to $5.8 billion for the nine months ended September 30, 2010 compared to $4.9 billion for the prior year period primarily due to an increase in distribution expenses, benefits, claims, losses and settlement expenses and general and administrative expense.

Distribution expenses increased $479 million, or 37%, to $1.8 billion for the nine months ended September 30, 2010 compared to $1.3 billion in the prior year period as a result of period-over-period market appreciation, the Columbia Management Acquisition and higher advisor compensation from business growth.

Interest credited to fixed accounts increased $12 million, or 2%, to $686 million for the nine months ended September 30, 2010 compared to $674 million for the prior year period primarily due to higher average fixed annuity account balances, partially offset by lower average fixed annuity crediting rates. Average fixed annuities contract accumulation values increased $796 million, or 6%, compared to the prior year period. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.8% for the nine months ended September 30, 2010 compared to 4.0% for the prior year period.

Benefits, claims, losses and settlement expenses increased $299 million, or 30%, to $1.3 billion for the nine months ended September 30, 2010 compared to $993 million for the prior year period driven by updating valuation assumptions and model changes partially offset by market impacts. Benefits, claims, losses and settlement expenses in the 2010 period included an expense of $249 million from updating valuation assumptions and model changes compared to a benefit of $80 million in the prior year period. The market impact of variable annuity guaranteed benefits, net of hedges and DSIC, decreased benefits expense by $14 million in the 2010 period compared to an increase of $143 million in the prior year period. The market impact in both periods was primarily driven by the impact of nonperformance credit spread on the valuation of living benefit liabilities, which we do not hedge. Benefits, claims, losses and settlement expenses related to our immediate annuities with life contingencies increased compared to the prior year period primarily due to higher business volumes. In addition, benefits, claims, losses and settlement expenses increased as a result of the implementation of changes to the PN program in the second quarter of 2010.

Amortization of DAC decreased $54 million, or 56%, to $43 million for the nine months ended September 30, 2010 compared to $97 million in the prior year period. Amortization of DAC for the 2010 period included a benefit of $358 million from updating valuation assumptions and model changes compared to a benefit of $119 million in the prior year period. DAC amortization in the 2010 period included an expense of $18 million due to market impacts, including $26 million offsetting lower variable annuity guaranteed benefit expenses. DAC amortization in the 2009 period included a benefit of $135 million due to market impacts, including a $113 million benefit offsetting higher variable annuity guaranteed benefit expenses. An increase in DAC amortization related to higher variable annuity gross profits was partially offset by a decrease as a result of the implementation of changes to the PN program in the second quarter of 2010.

Interest and debt expense increased $113 million to $212 million for the nine months ended September 30, 2010 compared to $99 million in the prior year period. Operating interest and debt expense excludes interest expense on CIE debt. Operating interest and debt expense decreased $17 million, or 17%, to $82 million for the nine months ended September 30, 2010 compared to $99 million in the prior year period primarily due to an expense of $13 million in the 2009 period related to the early retirement of $450 million of our senior notes due 2010.

General and administrative expense increased $233 million, or 13%, to $2.0 billion for the nine months ended September 30, 2010 compared to $1.8 billion for the prior year period. Operating general and administrative expense, which excludes integration charges and expenses of the CIEs, increased $214 million, or 12%, to $1.9 billion for the nine months ended September 30, 2010 primarily due to higher expenses as a result of the Columbia Management Acquisition, higher performance-driven compensation expense, and higher expenses related to recognizing a substantial increase in Threadneedle’s estimated market valuation attributable to its incentive compensation program compared to the 2009 market valuation. These increases were partially offset by lower legal expenses compared to the prior year period.

Income Taxes

Our effective tax rate on net income including net income (loss) attributable to noncontrolling interests was 20.7% for the nine months ended September 30, 2010, compared to 21.5% for the nine months ended September 30, 2009. Our effective tax rate on net income excluding net income (loss) attributable to noncontrolling interests was 24.4% for the nine months ended September 30, 2010, compared to 20.7% for the nine months ended September 30, 2009.

Results of Operations by Segment for the Nine Months Ended September 30, 2010 and 2009

The following tables present summary financial information by segment:

	Nine Months Ended September 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments	Operating	GAAP	Adjustments	Operating
	(in millions, unaudited)
Advice & Wealth Management
Net revenues	$2,794	$—	$2,794	$2,343	$(13)	$2,356
Expenses	2,571	7	2,564	2,395	49	2,346
Pretax income (loss)	$223	$(7)	$230	$(52)	$(62)	$10
Asset Management
Net revenues	$1,594	$2	$1,592	$881	$(3)	$884
Expenses	1,416	71	1,345	891	23	868
Pretax income (loss)	$178	$(69)	$247	$(10)	$(26)	$16
Annuities
Net revenues	$1,858	$6	$1,852	$1,645	$28	$1,617
Expenses	1,341	—	1,341	1,154	—	1,154
Pretax income	$517	$6	$511	$491	$28	$463
Protection
Net revenues	$1,530	$2	$1,528	$1,443	$14	$1,429
Expenses	1,211	—	1,211	1,076	—	1,076
Pretax income	$319	$2	$317	$367	$14	$353
Corporate & Other
Net revenues	$377	$367	$10	$(4)	$(8)	$4
Expenses	345	179	166	203	9	194
Pretax income (loss)	32	188	(156)	(207)	(17)	(190)
Less: Net income (loss) attributable to noncontrolling interests	189	189	—	(22)	(22)	—
Pretax loss attributable to Ameriprise Financial	$(157)	$(1)	$(156)	$(185)	$5	$(190)
Eliminations
Net revenues	$(855)	$(28)	$(827)	$(772)	$(1)	$(771)
Expenses	(855)	(28)	(827)	(772)	(1)	(771)
Pretax income	$—	$—	$—	$—	$—	$—

Advice & Wealth Management

Management believes that operating measures, which exclude net realized gains or losses and integration charges for our Advice & Wealth Management segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the changes in wrap account assets:

	Nine Months Ended September 30,
	2010	2009
	(in billions)
Balance at January 1	$94.9	$72.8
Net flows	6.6	6.8
Market appreciation	3.8	10.0
Balance at September 30	$105.3	$89.6

Wrap account assets had net inflows of $6.6 billion for the nine months ended September 30, 2010 compared to $6.8 billion in the prior year period and market appreciation of $3.8 billion for the nine months ended September 30, 2010 compared to $10.0 billion in the prior year period.

The following table presents the results of operations of our Advice & Wealth Management segment:

	Nine Months Ended September 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$1,127	$—	$1,127	$882	$—	$882	$245	28%
Distribution fees	1,442	—	1,442	1,286	—	1,286	156	12
Net investment income	212	—	212	224	(13)	237	(25)	(11)
Other revenues	66	—	66	59	—	59	7	12
Total revenues	2,847	—	2,847	2,451	(13)	2,464	383	16
Banking and deposit interest expense	53	—	53	108	—	108	(55)	(51)
Total net revenues	2,794	—	2,794	2,343	(13)	2,356	438	19
Expenses
Distribution expenses	1,694	—	1,694	1,444	—	1,444	250	17
General and administrative expense	877	7	870	951	49	902	(32)	(4)
Total expenses	2,571	7	2,564	2,395	49	2,346	218	9%
Pretax income (loss)	$223	$(7)	$230	$(52)	$(62)	$10	$220	NM

NM Not Meaningful.

(1) Adjustments include net realized losses and integration charges.

Our Advice & Wealth Management segment pretax income was $223 million for the nine months ended September 30, 2010 compared to a loss of $52 million in the prior year period. Our Advice & Wealth Management segment pretax operating income increased $220 million to $230 million for the nine months ended September 30, 2010 compared to $10 million for the prior year period driven by higher asset-based revenues partially offset by higher distribution expenses.

Net Revenues

Net revenues were $2.8 billion for the nine months ended September 30, 2010 compared to $2.3 billion for the prior year period, an increase of $451 million, or 19%. Operating net revenues, which exclude net realized losses, were $2.8 billion for the nine months ended September 30, 2010 compared to $2.4 billion in the prior year period, an increase of $438 million, or 19%, driven by growth in average fee-based assets.

Management and financial advice fees increased $245 million, or 28%, to $1.1 billion for the nine months ended September 30, 2010, driven by growth in average fee-based assets resulting from period-over-period market appreciation and retail net inflows. The daily average S&P 500 Index increased 24% compared to the prior year period. Wrap account assets increased $15.7 billion, or 18%, to $105.3 billion at September 30, 2010 due to period-over-period market appreciation and net inflows.

Distribution fees increased $156 million, or 12%, to $1.4 billion for the nine months ended September 30, 2010, primarily driven by growth in average fee-based assets resulting from period-over-period market appreciation and retail net inflows, as well as increased brokerage transactional activity.

Net investment income decreased $12 million, or 5%, to $212 million for the nine months ended September 30, 2010 compared to $224 million for the prior year period. Operating net investment income, which excludes net realized losses, decreased $25 million, or 11%, to $212 million for the nine months ended September 30, 2010 compared to $237 million for the prior year period primarily due to lower invested assets resulting from net outflows in certificates due to the run-off of certificate rate promotions, as well as lower average yields on invested assets related to certificates.

Banking and deposit interest expense decreased $55 million, or 51%, to $53 million for the nine months ended September 30, 2010, primarily due to lower certificate balances as a result of the run-off of certificate rate promotions, as well as a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $176 million, or 7%, to $2.6 billion for the nine months ended September 30, 2010. Operating expenses, which exclude integration charges, increased $218 million, or 9%, to $2.6 billion for the nine months ended September 30, 2010 due to an increase in distribution expenses partially offset by a decrease in general and administrative expense.

Distribution expenses increased $250 million, or 17%, to $1.7 billion for the nine months ended September 30, 2010, primarily due to growth in average fee based assets driven by period-over-period market appreciation and retail net inflows, as well as higher advisor compensation from increased client activity.

General and administrative expense decreased $74 million, or 8%, to $877 million for the nine months ended September 30, 2010 compared to $951 million for the prior year period. Operating general and administrative expense, which excludes integration charges, decreased $32 million, or 4%, compared to the prior year period primarily reflecting cost controls and lower legal expenses.

Asset Management

Management believes that operating measures, which exclude net realized gains or losses and integration charges for our Asset Management segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following tables present the changes in Columbia and Threadneedle managed assets:

			Market
			Appreciation/
	December 31,		(Depreciation)		Foreign	September 30,
	2009	Net Flows	& Other		Exchange	2010
	(in billions)
Columbia Managed Assets:
Retail Funds	$76.9	$(5.8)	$134.2	(1)	$—	$205.3
Institutional Funds	62.3	(3.1)	72.6	(2)	—	131.8
Alternative Funds	9.9	0.2	—		—	10.1
Less: Eliminations	(0.1)	—	—		—	(0.1)
Total Columbia Managed Assets	149.0	(8.7)	206.8		—	347.1

Threadneedle Managed Assets:
Retail Funds	29.1	0.5	2.0		(0.9)	30.7
Institutional Funds	66.8	(0.4)	5.3		(1.9)	69.8
Alternative Funds	1.9	(0.1)	(0.3)		(0.1)	1.4
Total Threadneedle Managed Assets	97.8	—	7.0		(2.9)	101.9
Less: Sub-Advised Eliminations	(3.6)	—	(0.5)		—	(4.1)
Total Managed Assets	$243.2	$(8.7)	$213.3		$(2.9)	$444.9

			Market
			Appreciation/
	December 31,		(Depreciation)	Foreign	September 30,
	2008	Net Flows	& Other	Exchange	2009
	(in billions)
Columbia Managed Assets:
Retail Funds	$63.9	$(1.8)	$12.5	$—	$74.6
Institutional Funds	54.7	1.7	5.3	—	61.7
Alternative Funds	9.4	(0.3)	0.5	—	9.6
Less: Eliminations	(0.1)	—	—	—	(0.1)
Total Columbia Managed Assets	127.9	(0.4)	18.3	—	145.8

Threadneedle Managed Assets:
Retail Funds	16.3	3.3	5.5	1.5	26.6
Institutional Funds	55.3	(1.0)	6.2	4.6	65.1
Alternative Funds	2.6	0.3	(1.1)	0.2	2.0
Total Threadneedle Managed Assets	74.2	2.6	10.6	6.3	93.7
Less: Sub-Advised Eliminations	(2.5)	—	(1.0)	—	(3.5)
Total Managed Assets	$199.6	$2.2	$27.9	$6.3	$236.0

(1)

Other includes $118.1 billion due to the Columbia Management Acquisition, including $3 billion of assets that were transferred to RiverSource Sub-advised through the implementation of the PN program, and an additional $13.1 billion of Portfolio Navigator related assets sub-advised by others.

(2)	Other includes $68.4 billion due to the Columbia Management Acquisition.

The following table presents the results of operations of our Asset Management segment:

	Nine Months Ended September 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$1,329	$—	$1,329	$710	$—	$710	$619	87%
Distribution fees	249	—	249	156	—	156	93	60
Net investment income	10	2	8	10	(3)	13	(5)	(38)
Other revenues	7	—	7	7	—	7	—	—
Total revenues	1,595	2	1,593	883	(3)	886	707	80
Banking and deposit interest expense	1	—	1	2	—	2	(1)	(50)
Total net revenues	1,594	2	1,592	881	(3)	884	708	80
Expenses
Distribution expenses	507	—	507	264	—	264	243	92
Amortization of deferred acquisition costs	16	—	16	17	—	17	(1)	(6)
General and administrative expense	893	71	822	610	23	587	235	40
Total expenses	1,416	71	1,345	891	23	868	477	55%
Pretax income (loss)	$178	$(69)	$247	$(10)	$(26)	$16	$231	NM

NM Not Meaningful.

(1) Adjustments include net realized gains or losses and integration charges.

Our Asset Management segment pretax income was $178 million for the nine months ended September 30, 2010 compared to a loss of $10 million for the prior year period. Our Asset Management segment pretax operating income was $247 million for the nine months ended September 30, 2010 compared to $16 million in the prior year period reflecting period-over-period market appreciation and five months of earnings from business acquired in the Columbia Management Acquisition.

Net Revenues

Net revenues increased $713 million, or 81%, to $1.6 billion for the nine months ended September 30, 2010. Operating net revenues, which exclude net realized gains or losses, increased $708 million, or 80%, to $1.6 billion for the nine months ended September 30, 2010, primarily driven by an increase in management fees due to growth in assets from the Columbia Management Acquisition and period-over-period market appreciation.

Management and financial advice fees increased $619 million, or 87%, to $1.3 billion for the nine months ended September 30, 2010, primarily due to period-over-period market appreciation on assets, the Columbia Management Acquisition and retail net inflows. The daily average S&P 500 Index increased 24% compared to the prior year period. Total Asset Management managed assets increased $208.9 billion, or 89%, to $444.9 billion at September 30, 2010 compared to the prior year period primarily due to the Columbia Management Acquisition and the period-over-period appreciation in the S&P 500 Index.

Distribution fees increased $93 million, or 60%, to $249 million for the nine months ended September 30, 2010, primarily driven by growth in assets from the Columbia Management Acquisition and period-over-period market appreciation.

Expenses

Total expenses increased $525 million, or 59%, to $1.4 billion for the nine months ended September 30, 2010. Operating expenses, which exclude integration charges, increased $477 million, or 55%, to $1.3 billion for the nine months ended September 30, 2010, primarily reflecting increased distribution expenses and general and administrative expense from the Columbia Management Acquisition and period-over-period market appreciation. The Company realized integration gross expense synergies related to the Columbia Management Acquisition of approximately $47 million for the nine months ended September 30, 2010.

Distribution expenses increased $243 million, or 92%, to $507 million for the nine months ended September 30, 2010, primarily due to growth in assets from the Columbia Management Acquisition and period-over-period market appreciation.

General and administrative expense increased $283 million, or 46%, to $893 million for the nine months ended September 30, 2010. Operating general and administrative expense, which excludes integration charges, increased $235 million, or 40%, to $822 million for the nine months ended September 30, 2010, primarily due to the increased operating costs of Columbia Management and higher expenses related to recognizing a substantial increase in Threadneedle’s estimated market valuation attributable to its incentive compensation program compared to the 2009 market valuation.

Annuities

Management believes that operating measures, which exclude net realized gains or losses for our Annuities segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Annuities segment:

	Nine Months Ended September 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$396	$—	$396	$312	$—	$312	$84	27%
Distribution fees	211	—	211	179	—	179	32	18
Net investment income	986	6	980	971	28	943	37	4
Premiums	116	—	116	72	—	72	44	61
Other revenues	149	—	149	111	—	111	38	34
Total revenues	1,858	6	1,852	1,645	28	1,617	235	15
Banking and deposit interest expense	—	—	—	—	—	—	—	—
Total net revenues	1,858	6	1,852	1,645	28	1,617	235	15
Expenses
Distribution expenses	201	—	201	154	—	154	47	31
Interest credited to fixed accounts	574	—	574	566	—	566	8	1
Benefits, claims, losses and settlement expenses	517	—	517	315	—	315	202	64
Amortization of deferred acquisition costs	(105)	—	(105)	(27)	—	(27)	(78)	NM
Interest and debt expense	2	—	2	—	—	—	2	NM
General and administrative expense	152	—	152	146	—	146	6	4
Total expenses	1,341	—	1,341	1,154	—	1,154	187	16
Pretax income	$517	$6	$511	$491	$28	$463	$48	10%

NM Not Meaningful.

(1) Adjustments include net realized gains.

Our Annuities segment pretax income was $517 million for the nine months ended September 30, 2010 compared to $491 million for the prior year period. Our Annuities segment pretax operating income was $511 million for the nine months ended September 30, 2010 compared to $463 million for the prior year period.

Net Revenues

Net revenues increased $213 million, or 13%, to $1.9 billion for the nine months ended September 30, 2010. Operating net revenues, which exclude net realized gains or losses, increased $235 million, or 15%, to $1.9 billion for the nine months ended September 30, 2010.

Management and financial advice fees increased $84 million, or 27%, to $396 million for the nine months ended September 30, 2010, due to higher fees on variable annuities driven by higher assets. Average variable annuities contract accumulation values increased $10.9 billion, or 28%, from the prior year period due to higher equity market levels and net inflows.

Distribution fees increased $32 million, or 18%, to $211 million for the nine months ended September 30, 2010, due to higher fees on variable annuities driven by higher assets.

Net investment income increased $15 million, or 2%, to $986 million for the nine months ended September 30, 2010. Operating net investment income, which excludes net realized gains or losses, increased $37 million, or 4%, to $980 million for the nine months ended September 30, 2010, primarily driven by higher fixed annuity account balances and higher investment yields, partially offset by the negative impact of the implementation of changes to the PN program. With these changes, assets of clients participating in the PN program were reallocated, pursuant to their consent. This reallocation in part resulted in a shift of assets from interest bearing investments in the general account into separate accounts.

Premiums increased $44 million, or 61%, to $116 million for the nine months ended September 30, 2010, due to higher sales of immediate annuities with life contingencies.

Other revenues increased $38 million, or 34%, to $149 million for the nine months ended September 30, 2010, due to higher fees from variable annuity guarantees.

Expenses

Total expenses increased $187 million, or 16%, to $1.3 billion for the nine months ended September 30, 2010, primarily due to an increase in distribution expenses and benefits, claims, losses and settlement expenses, partially offset by a decrease in amortization of DAC.

Distribution expenses increased $47 million, or 13%, to $201 million for the nine months ended September 30, 2010, primarily due to higher variable annuity compensation.

Interest credited to fixed accounts increased $8 million, or 1%, to $574 million for the nine months ended September 30, 2010, primarily due to higher average fixed annuity account balances partially offset by lower average fixed annuity crediting rates. Average fixed annuities contract accumulation values increased $796 million, or 6%, compared to the prior year period. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.8% for the nine months ended September 30, 2010 compared to 4.0% for the prior year period.

Benefits, claims, losses and settlement expenses increased $202 million, or 64%, to $517 million for the nine months ended September 30, 2010, driven by updating valuation assumptions and model changes, partially offset by the impact of markets on variable annuity guaranteed benefits, net of DAC and DSIC. Benefits, claims, losses and settlement expenses in the 2010 period included an expense of $205 million from updating valuation assumptions and model changes compared to a benefit of $47 million in the prior year period. The market impact of variable annuity guaranteed benefits, net of hedges and DSIC, decreased benefits expense by $14 million in the 2010 period compared to an increase of $143 million in the prior year period. The market impact in both periods was primarily driven by the impact of nonperformance credit spread on the valuation of living benefit liabilities, which we do not hedge. Benefits, claims, losses and settlement expenses related to our immediate annuities with life contingencies increased compared to the prior year period primarily due to higher business volumes. In addition, benefits, claims, losses and settlement expenses increased as a result of the implementation of changes to the PN program in the second quarter of 2010.

Amortization of DAC decreased $78 million to a benefit of $105 million for the nine months ended September 30, 2010 compared to a benefit of $27 million in the prior year period. Amortization of DAC for the 2010 period included a benefit of $336 million from updating valuation assumptions and model changes compared to a benefit of $64 million for the prior year period. DAC amortization in the 2010 period included an expense of $25 million due to market impacts, including $26 million offsetting lower variable annuity guaranteed benefit expenses. DAC amortization in the 2009 period included a benefit of $133 million due to market impacts, including a $113 million benefit offsetting higher variable annuity guaranteed benefit expenses. An increase in DAC amortization related to higher variable annuity gross profits was partially offset by a decrease as a result of the implementation of changes to the PN program in the second quarter of 2010.

General and administrative expense increased $6 million, or 4%, to $152 million for the nine months ended September 30, 2010 compared to $146 million for the prior year period primarily driven by additional expenses related to the RAVA 5 introduction and the implementation of changes to the PN program in the second quarter of 2010.

Protection

Management believes that operating measures, which exclude net realized gains or losses for our Protection segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Protection segment:

	Nine Months Ended September 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$39	$—	$39	$34	$—	$34	$5	15%
Distribution fees	72	—	72	72	—	72	—	—
Net investment income	322	2	320	309	14	295	25	8
Premiums	787	—	787	758	—	758	29	4
Other revenues	310	—	310	270	—	270	40	15
Total revenues	1,530	2	1,528	1,443	14	1,429	99	7
Banking and deposit interest expense	—	—	—	—	—	—	—	—
Total net revenues	1,530	2	1,528	1,443	14	1,429	99	7
Expenses
Distribution expenses	25	—	25	15	—	15	10	67
Interest credited to fixed accounts	112	—	112	108	—	108	4	4
Benefits, claims, losses and settlement expenses	775	—	775	678	—	678	97	14
Amortization of deferred acquisition costs	132	—	132	107	—	107	25	23
General and administrative expense	167	—	167	168	—	168	(1)	(1)
Total expenses	1,211	—	1,211	1,076	—	1,076	135	13
Pretax income	$319	$2	$317	$367	$14	$353	$(36)	(10)%

(1) Adjustments include net realized gains.

Our Protection segment pretax income was $319 million for the nine months ended September 30, 2010, a decrease of $48 million, or 13%, from $367 million in the prior year period. Our Protection segment pretax operating income was $317 million for the nine months ended September 30, 2010, a decrease of $36 million, or 10%, from $353 million in the prior year period.

Net Revenues

Net revenues increased $87 million, or 6%, to $1.5 billion for the nine months ended September 30, 2010. Operating net revenues, which exclude net realized gains or losses, increased $99 million, or 7%, to $1.5 billion for the nine months ended September 30, 2010, primarily due to an increase in net investment income, premiums and other revenues.

Net investment income increased $13 million, or 4%, to $322 million for the nine months ended September 30, 2010. Operating net investment income, which excludes net realized gains or losses, increased $25 million, or 8%, to $320 million for the nine months ended September 30, 2010, primarily due to higher investment yields and increased general account assets.

Premiums increased $29 million, or 4%, to $787 million for the nine months ended September 30, 2010, due to growth in Auto and Home premiums driven by higher volumes. Auto and Home policy counts increased 10% period-over-period.

Other revenues increased $40 million, or 15%, to $310 million for the nine months ended September 30, 2010, primarily due to updating valuation assumptions. Other revenues in the 2010 period included a charge of $20 million from updating valuation assumptions and model changes compared to $65 million in the prior year period.

Expenses

Total expenses increased $135 million, or 13%, to $1.2 billion for the nine months ended September 30, 2010, primarily due to an increase in benefits, claims, losses and settlement expenses and amortization of DAC.

Benefits, claims, losses and settlement expenses increased $97 million, or 14%, to $775 million for the nine months ended September 30, 2010. Benefits, claims, losses and settlement expenses in the 2010 period included an expense of $44 million from updating valuation assumptions and model changes compared to a benefit of $33 million in the prior year period.

Amortization of DAC increased $25 million, or 23%, to $132 million for the nine months ended September 30, 2010, primarily due to the impact of updating valuation assumptions and model changes. Amortization of DAC in the 2010 period included a benefit of $22 million from updating valuation assumptions compared to a benefit of $55 million in the prior year period. The market impact on DAC amortization resulted in a benefit of $7 million in the 2010 period compared to a benefit of $2 million in the prior year period. DAC amortization in the 2010 period was reduced by a benefit from the implementation of changes to the PN program in the second quarter of 2010.

Corporate & Other

The Corporate & Other segment includes the results of operations of CIEs. For additional information on the required consolidation of CIEs, refer to our discussion within the Overview section above.

Management believes that operating measures, which exclude net realized gains or losses, integration charges and the impact of consolidating CIEs for our Corporate & Other segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Corporate & Other segment:

	Nine Months Ended September 30,
	2010			2009
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Net investment income (loss)	$241	$255	$(14)	$(46)	$10	$(56)	$42	75%
Other revenues	139	112	27	46	(15)	61	(34)	(56)
Total revenues	380	367	13	—	(5)	5	8	NM
Banking and deposit interest expense	3	—	3	4	3	1	2	NM
Total net revenues	377	367	10	(4)	(8)	4	6	NM
Expenses
Distribution expenses	—	—	—	2	—	2	(2)	NM
Interest and debt expense	210	130	80	99	—	99	(19)	(19)
General and administrative expense	135	49	86	102	9	93	(7)	(8)
Total expenses	345	179	166	203	9	194	(28)	(14)
Pretax income (loss)	32	188	(156)	(207)	(17)	(190)	34	18
Less: Net income (loss) attributable to noncontrolling interests	189	189	—	(22)	(22)	—	—	—
Pretax loss attributable to Ameriprise Financial	$(157)	$(1)	$(156)	$(185)	$5	$(190)	$34	18%

NM Not Meaningful.

(1) Includes revenues and expenses of the CIEs, net realized gains and integration charges.

The following table presents the components of the adjustments in the table above:

	Nine Months Ended September 30,
	2010			2009
		Other	Total		Other	Total
	CIEs	Adjustments (1)	Adjustments	CIEs	Adjustments (1)	Adjustments
	(in millions, unaudited)
Revenues
Net investment income	$251	$4	$255	$1	$9	$10
Other revenues	112	—	112	(15)	—	(15)
Total revenues	363	4	367	(14)	9	(5)
Banking and deposit interest expense	—	—	—	3	—	3
Total net revenues	363	4	367	(17)	9	(8)
Expenses
Distribution expenses	—	—	—	—	—	—
Interest and debt expense	130	—	130	—	—	—
General and administrative expense	44	5	49	5	4	9
Total expenses	174	5	179	5	4	9
Pretax income (loss)	189	(1)	188	(22)	5	(17)
Less: Net income (loss) attributable to noncontrolling interests	189	—	189	(22)	—	(22)
Net income (loss) attributable to Ameriprise Financial	$—	$(1)	$(1)	$—	$5	$5

(1) Other adjustments include net realized gains and integration charges.

Our Corporate & Other segment pretax loss attributable to Ameriprise Financial was $157 million for the nine months ended September 30, 2010 compared to $185 million in the prior year period. Our Corporate & Other segment pretax operating loss attributable to Ameriprise Financial was $156 million for the nine months ended September 30, 2010 compared to $190 million in the prior year period.

Net revenues increased $381 million compared to the prior year period primarily reflecting revenues of CIEs. Operating net revenues, which exclude revenues of CIEs and net realized gains or losses, increased $6 million compared to the prior year period. Net investment income was $241 million for the nine months ended September 30, 2010 compared to a loss of $46 million in the prior year period. Net investment income in the 2010 period primarily reflects changes in the assets and liabilities of CIEs, primarily debt and underlying syndicated loans. The decrease in operating net investment loss, which excludes revenues of CIEs and net realized gains or losses, reflects lower transfer priced interest income allocated to the Annuities and Protection segments for maintaining excess liquidity. Other revenues increased $93 million to $139 million for the nine months ended September 30, 2010 compared to $46 million for the prior year period. Other revenues in the 2010 period primarily reflect revenues of consolidated property funds. Operating other revenues, which exclude revenues of consolidated property funds, decreased $34 million primarily due to a $58 million benefit in the 2009 period from repurchasing our junior notes at a discount, partially offset by a $25 million benefit from the payments related to the Reserve Funds matter in the 2010 period.

Total expenses increased $142 million compared to the prior year period primarily reflecting expenses of CIEs. Operating expenses, which exclude expenses of CIEs and integration charges, decreased $28 million compared to the prior year period primarily due to lower interest and debt expense and general and administrative expense. Interest and debt expense increased $111 million compared to the prior year period primarily reflecting interest expense of the CIE debt. Operating interest and debt expense, which excludes interest expense of the CIE debt, decreased $19 million compared to the prior year period primarily due to an expense of $13 million in the 2009 period related to the early retirement of $450 million of our senior notes due 2010. General and administrative expense increased $33 million compared to the prior year period due to expenses of CIEs. Operating general and administrative expense, which excludes expenses of CIEs, decreased $7 million compared to the prior year period due to lower legal expenses.

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

The table below presents our estimates of the pretax impacts on income from these hypothetical market movements, net of hedging, as of September 30, 2010:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(216)	$—	$(216)
DAC and DSIC amortization (2) (3)	(123)	—	(123)
Variable annuity riders:
GMDB and GMIB (3)	(38)	3	(35)
GMWB	(58)	71	13
GMAB	(29)	21	(8)
DAC and DSIC amortization (4)	N/A	N/A	1
Total variable annuity riders	(125)	95	(29)
Equity indexed annuities	1	(1)	—
Stock market certificates	6	(6)	—
Total	$(457)	$88	$(368)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(24)	$—	$(24)
Variable annuity riders:
GMWB	344	(383)	(39)
GMAB	47	(64)	(17)
DAC and DSIC amortization (4)	N/A	N/A	20
Total variable annuity riders	391	(447)	(36)
Fixed annuities, fixed portion of variable annuities and fixed insurance products	6	—	6
Flexible savings and other fixed rate savings products	15	—	15
Total	$388	$(447)	$(39)

N/A  Not Applicable.

(1)	Includes the impact of the Columbia Management Acquisition.
(2)	Market impact on DAC and DSIC amortization resulting from lower projected profits.
(3)

In estimating the impact on DAC and DSIC amortization resulting from lower projected profits, we have not changed our assumed equity asset growth rates. This is a significantly more conservative estimate than if we assumed management follows its mean reversion guideline and increased near-term rates to re-cover the drop in equity values over a five-year period. We make this same conservative assumption in estimating the impact from GMDB and GMIB riders.

(4)	Market impact on DAC and DSIC amortization related to variable annuity riders is modeled net of hedge impact.

The above results compare to estimated negative net impacts to pretax income of $287 million related to a 10% equity price decline and $75 million related to a 100 basis point increase in interest rates as of December 31, 2009. The increase in equity exposure at September 30, 2010 compared to December 31, 2009 is primarily due to the inclusion of Columbia Management in the asset-based management and distribution fees category at September 30, 2010. The interest rate exposure decreased at September 30, 2010 due to the significant fall in rates from December 31, 2009.

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

The following table presents, as of September 30, 2010, our non-agency residential mortgage backed and asset backed securities backed by sub-prime, Alt-A or prime mortgage loans by credit rating and vintage year:

	AAA		AA		A		BBB		BB & Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(in millions)
Sub-prime
2003 & prior	$2	$2	$—	$—	$—	$—	$—	$—	$—	$—	$2	$2
2004	11	11	7	4	7	7	—	—	8	7	33	29
2005	30	29	41	41	27	27	8	8	22	18	128	123
2006	—	—	—	—	—	—	11	11	60	43	71	54
2007	—	—	—	—	4	3	—	—	5	1	9	4
2008	—	—	6	5	—	—	—	—	—	—	6	5
Re-Remic(1)	39	40	—	—	4	4	9	9	—	—	52	53
Total Sub-prime	$82	$82	$54	$50	$42	$41	$28	$28	$95	$69	$301	$270

Alt-A
2003 & prior	$18	$20	$—	$—	$—	$—	$—	$—	$—	$—	$18	$20
2004	11	11	60	60	20	17	10	5	16	8	117	101
2005	5	4	35	29	28	23	11	8	250	174	329	238
2006	—	—	—	—	—	—	—	—	154	107	154	107
2007	—	—	—	—	—	—	—	—	198	111	198	111
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—	—
2010	47	47	—	—	—	—	—	—	—	—	47	47
Re-Remic(1)	95	96	—	—	—	—	—	—	—	—	95	96
Total Alt-A	$176	$178	$95	$89	$48	$40	$21	$13	$618	$400	$958	$720

Prime
2003 & prior	$268	$271	$—	$—	$—	$—	$—	$—	$—	$—	$268	$271
2004	79	82	26	24	30	30	30	27	22	7	187	170
2005	15	19	33	38	34	38	45	45	192	133	319	273
2006	—	—	18	19	—	—	—	—	39	38	57	57
2007	37	40	—	—	—	—	—	—	14	11	51	51
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	2,365	2,591	92	111	—	—	—	—	13	24	2,470	2,726
Total Prime	$2,764	$3,003	$169	$192	$64	$68	$75	$72	$280	$213	$3,352	$3,548

Grand Total	$3,022	$3,263	$318	$331	$154	$149	$124	$113	$993	$682	$4,611	$4,538

(1)

Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement on senior bonds is increased through the Re-Remic process. Total exposure to subordinate tranches was nil as of September 30, 2010.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2010. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $118 million, net of DAC and DSIC amortization and income taxes, based on September 30, 2010 credit spreads.

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during the nine months ended September 30, 2010. At September 30, 2010, we had $3.7 billion in cash and cash equivalents compared to $3.1 billion at December 31, 2009. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that we entered into on September 30, 2010 and which expires in September 2011. Under the terms of the underlying credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this credit facility and had $1 million of outstanding letters of credit at September 30, 2010.

In March 2010, we issued $750 million of 5.30% senior notes due 2020. A portion of the proceeds will be used to retire $340 million of debt maturing in November 2010. On April 30, 2010, we closed on the Columbia Management Acquisition for $927 million, of which $866 million was paid in the second quarter of 2010 with cash on hand. We assumed $30 million of liabilities and expect to settle the remaining $31 million payable with Bank of America in the fourth quarter of 2010. Our subsidiaries, Ameriprise Bank, FSB and RiverSource Life, are members of the Federal Home Loan Bank (“FHLB”) of Des Moines, which provides these subsidiaries with access to collateralized borrowings. As of September 30, 2010, we had no borrowings from the FHLB. In 2010, we entered into repurchase agreements to reduce reinvestment risk from higher levels of expected annuity net cash flows. Repurchase agreements allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at September 30, 2010 was $869 million, which is collateralized with agency residential mortgage backed securities and corporate debt securities from our investment portfolio. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

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

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
	(in millions)
RiverSource Life(1)(2)	$3,648	$3,450	N/A	$803
RiverSource Life of NY(1)(2)	297	286	N/A	44
IDS Property Casualty(1)(3)	427	405	139	133
Ameriprise Insurance Company(1)(3)	44	46	2	2
ACC(4)(5)	187	293	178	231
Threadneedle(6)	222	201	100	155
Ameriprise Bank, FSB(7)	286	255	273	231
AFSI(3)(4)	170	79	1	1
Ameriprise Captive Insurance Company(3)	34	28	15	12
Ameriprise Trust Company(3)	40	36	37	32
AEIS(3)(4)	124	133	31	29
Securities America, Inc.(3)(4)	16	15	#	#
RiverSource Distributors, Inc.(3)(4)	16	41	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	33	13	#	#

N/A	Not applicable.
#	Amounts are less than $1 million.

(1)	Actual capital is determined on a statutory basis.
(2)	Regulatory capital requirement is based on the statutory risk-based filing.
(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of September 30, 2010 and December 31, 2009.
(4)	Actual capital is determined on an adjusted GAAP basis.
(5)	ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.
(6)	Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation.
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

During the nine months ended September 30, 2010, the parent holding company received cash dividends from its subsidiaries of $792 million and contributed cash to its subsidiaries of $38 million. Of the dividends received, $500 million came from RiverSource Life. During the nine months ended September 30, 2009, the parent holding company received cash dividends from its subsidiaries of $94 million and contributed cash to its subsidiaries of $224 million.

Dividends Paid to Shareholders, Debt Repurchases and Share Repurchases

We paid regular quarterly cash dividends to our shareholders totaling $138 million and $118 million for the nine months ended September 30, 2010 and 2009, respectively. On October 27, 2010, our Board of Directors declared a quarterly cash dividend of $0.18 per common share. The dividend will be paid on November 22, 2010 to our shareholders of record at the close of business on November 8, 2010.

On May 11, 2010, we announced that our board of directors authorized an expenditure of up to $1.5 billion for the repurchase of shares of our common stock through the date of our 2012 annual shareholders meeting. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the nine months ended September 30, 2010, we repurchased a total of 9.3 million shares of our common stock at an average price of $40.03 per share. As of September 30, 2010, we had $1.1 billion remaining under our share repurchase authorization.

During the nine months ended September 30, 2009, we extinguished $135 million principal amount of our junior notes due 2066 and $460 million principal amount of our senior notes due 2010. In the future, we may from time to time seek to retire or purchase additional outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise, without prior notice. Such repurchases, if any, will depend upon market conditions and other factors. The amounts involved could be material.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2010 was $1.9 billion compared to net cash used in operating activities of $922 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, operating cash was reduced by $1.7 billion due to a decrease in net cash collateral held related to derivative instruments compared to an increase of $627 million during the nine months ended September 30, 2010. The increase in operating cash compared to the prior year was also driven by higher fee revenue, partially offset by higher advisor compensation.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.

Net cash used in investing activities decreased $5.1 billion to $1.1 billion for the nine months ended September 30, 2010 compared to $6.2 billion for the nine months ended September 30, 2009, primarily due to an $8.0 billion decrease in cash used for purchases of Available-for-Sale securities, partially offset by a $1.9 billion reduction in proceeds from the sale of Available-for-Sale securities. We also paid cash of $866 million for the Columbia Management Acquisition in the second quarter of 2010.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2010 was $207 million compared to net cash provided by financing activities of $4.4 billion for the nine months ended September 30, 2009. Net cash outflows related to policyholder and contractholder account values were $1.0 billion for the nine months ended September 30, 2010 compared to net cash inflows of $3.0 billion for the prior year period primarily due to a decrease in fixed annuity deposits and the transfer of general account assets to separate accounts from the implementation of changes to the PN program. Proceeds from sales of investment certificates decreased $1.4 billion compared to the prior year period primarily due to the run-off of certificate rate promotions, partially offset by a $1.0 billion decrease in maturities, withdrawals and cash surrenders. Cash provided by other banking deposits decreased $535 million compared to the prior year period.

Cash received due to issuance of debt, net of repayments, increased $803 million for the nine months ended September 30, 2010 compared to the prior year period. In the 2010 period, net cash received related to repurchase agreements was $869 million. In the 2009 period, we received cash of $869 million from the issuance of common stock. Cash used for the repurchase of common stock increased $380 million for the nine months ended September 30, 2010 compared to the prior year period.

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

•          experience deviations from the Company’s assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products, or from assumptions regarding market returns assumed in valuing DAC and DSIC or market volatility underlying the Company’s valuation and hedging of guaranteed living benefit annuity riders; or from assumptions regarding anticipated claims and losses relating to the Company’s automobile and home insurance products;

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2010.

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

In October 2010, the FASB updated the accounting standards regarding accounting for DAC. See “Future Adoption of New Accounting Standards — Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” in Note 2 to the Consolidated Financial Statements set forth in this report, which portion is incorporated herein by reference.

Further revisions to these standards, or proposed revisions to other standards, may have an additional impact on us, which cannot be predicted at this time.

Recent changes in the supervision and regulation of the financial industry, including those set forth under the Dodd-Frank Wall Street Reform and Consumer Protection Act, could materially impact our results of operations, financial condition and liquidity.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was enacted into law. The Act calls for sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. Certain elements of the Act became effective immediately, though the details of many provisions are subject to additional studies and will not be known until final rules are adopted by applicable regulatory agencies. The impact of the Act on the Company, the financial industry and the economy cannot be known until all such rules and regulations called for under the Act have been finalized, and, in some cases, implemented over time.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of 2010:

			(c)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2010
Share repurchase program(1)	1,301,737	$38.41	1,301,737	$1,230,085,830
Employee transactions(2)	1,105	$36.34	N/A	N/A

August 1 to August 31, 2010
Share repurchase program(1)	1,185,124	$43.00	1,185,124	$1,179,119,738
Employee transactions(2)	12,401	$36.62	N/A	N/A

September 1 to September 30, 2010
Share repurchase program(1)	1,106,244	$47.02	1,106,244	$1,127,107,310
Employee transactions(2)	301	$46.98	N/A	N/A

Totals
Share repurchase program	3,593,105	$42.57	3,593,105
Employee transactions	13,807	$36.82	N/A
	3,606,912		3,593,105

N/A	Not Applicable.
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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: November 5, 2010	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and Chief Financial Officer

Date: November 5, 2010	By	/s/ David K. Stewart
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

10.1

Credit Agreement, dated as of September 30, 2010, among Ameriprise Financial, Inc., the lenders listed therein, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Credit Suisse AG, Cayman Islands Branch, HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on October 1, 2010).

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

101*

The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, formatted in XBRL: (i) Consolidated Statements of Operations for the three months and nine months ended September 30, 2010 and 2009; (ii) Consolidated Balance Sheets at September 30, 2010 and December 31, 2009; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements.

E-1