Form 10-K
period 2010-12-31
AMERIPRISE FINANCIAL INC
filed 2011-02-28
CIK 820027

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File No. 1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3180631 (I.R.S. Employer Identification No.)
1099 Ameriprise Financial Center, Minneapolis, Minnesota (Address of principal executive offices)	55474 (Zip Code)

Registrant's telephone number, including area code: (612) 671-3131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name on each exchange on which registered
Common Stock (par value $.01 per share)	The New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☒	No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
	Yes ☐	No ☒

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
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

The aggregate market value, as of June 30, 2010, of voting shares held by non-affiliates of the registrant was approximately $9.1 billion.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2011
Common Stock (par value $.01 per share)	246,509,482 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 27, 2011 ("Proxy Statement").

 Ameriprise Financial, Inc.
Form 10-K

Part I.

Item 1. Business.

Overview

Ameriprise Financial, Inc. is a holding company incorporated in Delaware primarily engaged in business through its subsidiaries. Accordingly, references below to "Ameriprise Financial," "the Company," "we," "us," and "our" may refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries. Our headquarters is located at 55 Ameriprise Financial Center, Minneapolis, Minnesota 55474. We also maintain executive offices in New York City.

We provide financial planning, products and services that are designed to be utilized as solutions for our clients' cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. Our model for delivering these solutions is centered on building long term, personal relationships between our affiliated advisors and clients, and in the case of our products distributed through unaffiliated advisors, by supporting those advisors in building strong client relationships. We believe that our focus on personal relationships, together with our strengths in financial planning and product development and distribution, allow us to fully address the evolving financial needs of our clients and our primary target market segment, the mass affluent and affluent, which we define as households with investable assets of more than $100,000.

Our branded affiliated advisors' financial planning and advisory process is designed to provide comprehensive advice that focuses on all aspects of our clients' finances. This approach allows us to recommend actions and a broad range of product solutions consisting of investment, annuity, insurance, banking and other financial products that can help clients attain over time a return or form of protection while accepting what they determine to be an appropriate range and level of risk.

Our approach puts us in a strong position to capitalize on significant demographic and market trends, which we believe will continue to drive increased demand for our financial planning and other financial services. Our emphasis on deep client-advisor relationships has been central to the success of our business model through the extreme market conditions of the past few years, and we believe it will help us to navigate future market and economic cycles. We continue to establish Ameriprise Financial as a financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by our continued leadership in financial planning, a client retention percentage rate of 93%, and our status as a top ten ranked firm within core portions of our four main business segments, including the size of our U.S. advisor force, long-term U.S. mutual funds, variable annuities and variable universal life insurance.

Our multi-platform network of affiliated financial advisors is the primary means by which we develop personal relationships with retail clients. As of December 31, 2010, we had a network of more than 11,400 financial advisors and registered representatives ("affiliated financial advisors"). We refer to the affiliated financial advisors who use our brand name as our branded advisors, and those who do not use our brand name but who are affiliated as registered representatives of ours, as our unbranded advisors. The financial product solutions we offer through our affiliated advisors include both our own products and services and the products of other companies. Our branded advisor network is the primary distribution channel through which we offer our life insurance and annuity products and services, as well as a range of banking and protection products. We offer our branded advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in delivering advice and product solutions to clients. We support unaffiliated advisors with sales and service support and our solutions which they provide to clients. We believe our approach not only improves the products and services we provide to their clients, but also allows us to reinvest in enhanced services for clients and increase support for financial advisors. Our integrated model of financial planning, diversified product manufacturing and affiliated and unaffiliated distribution affords us a deep understanding of our clients, which allows us to better manage the risk profile of our businesses. We believe our focus on meeting clients' needs through personal financial planning results in more satisfied clients with deeper, longer lasting relationships with our company and higher retention of our experienced financial advisors.

We believe we are well positioned to further strengthen our offerings to existing and new clients and deliver profitable long-term growth to our shareholders. Our five strategic objectives are:

•
Be the leading financial services provider to the mass affluent and affluent.

•
Become the platform of choice for financial planning and advice-focused advisors.

•
Sustain our leadership in financial planning and advice.

•
Capture greater assets and protection in force through our strong product solutions and broad distribution reach.

•
Ensure an increasingly stronger and more efficient operating foundation.

Our five operating segments are:

•
Advice & Wealth Management;

•
Asset Management;

•
Annuities;

•
Protection; and

•
Corporate & Other.

Financial markets and macroeconomic conditions have had and will continue to have a significant impact on the operating results of each of our segments. During the fiscal year ended December 31, 2010, the financial markets continued to recover from the historic volatility and declines experienced in 2008 and early 2009, while signals of economic recovery remained mixed. Despite this recovery in the financial markets, the business and regulatory environment in which we operate remains subject to uncertainty and change, and we expect this challenging climate to continue for the foreseeable future. To succeed in this environment, we expect to continue focusing on each of our key strategic objectives. The success of these and other strategies may be affected by the factors discussed below in Item 1A of this Annual Report on Form 10-K—"Risk Factors", and other factors as discussed herein.

In 2010, we generated $10.0 billion in total net revenues. Net income attributable to Ameriprise Financial for 2010 was $1.1 billion. As a diversified financial services firm, we believe our ability to gather assets across the enterprise is best measured by our owned, managed and administered asset metric. At December 31, 2010, we had $672.7 billion in owned, managed and administered assets worldwide compared to $457.8 billion as of December 31, 2009, as follows:

	As of December 31,
	2010	2009

	(in billions)
Owned	$22.1	$36.9
Managed	546.4	325.8
Administered	104.2	95.1

Total	$672.7	$457.8

For a more detailed discussion of owned, managed and administered assets see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.

Our Principal Brands

We use three principal brands for our businesses in the United States: Ameriprise Financial, Columbia Management and RiverSource. We use our Threadneedle brand for our international asset manager's products.

We use Ameriprise Financial as our holding company brand, as well as the name of our branded advisor network and certain of our retail products and services. The retail products and services that utilize the Ameriprise Financial brand include products and services that we provide through our branded advisors (e.g., financial planning, investment advisory accounts, retail brokerage services and banking products) and products and services that we market directly to consumers (e.g., personal auto and home insurance).

We use Columbia Management as the primary brand for our U.S. asset management products and services. Following the completion of the acquisition of the long-term asset management business of Columbia Management from Bank of America in April 2010, RiverSource Investments, our legacy U.S. asset management business, was combined with Columbia Management, under the Columbia Management brand. Our U.S. asset management products, including retail and institutional asset management products, primarily utilize the Columbia name.

We use our RiverSource brand for our annuities products and for the majority of our protection products, including our life and disability income insurance products. We believe that using a distinct brand for these products, as well as our Asset Management products and services, allows us to differentiate them in the marketplace.

History and Development

Our company has a more than 115 year history of providing financial solutions designed to help clients achieve their financial objectives. Our earliest predecessor company, Investors Syndicate, was founded in 1894 to provide face-amount certificates to consumers with a need for conservative investments. By 1937, Investors Syndicate had expanded its product offerings through Federal Housing Authority mortgages, and later, mutual funds, by establishing Investors Mutual, one of the pioneers in the mutual fund industry. In 1949, Investors Syndicate was renamed Investors Diversified Services, Inc., or IDS. In 1957, IDS added life insurance products, and later, annuity products, through IDS Life Insurance Company (now known as "RiverSource Life Insurance Company"). In 1972, IDS began to expand its distribution network by delivering investment products directly to clients of unaffiliated financial institutions. IDS also introduced its comprehensive financial planning processes to clients, integrating the identification of client needs with the products and services to address those needs in the 1970s, and it introduced fee-based planning in the 1980s.

In 1979, IDS became a wholly owned subsidiary of Alleghany Corporation pursuant to a merger. In 1983, our company was formed as a Delaware corporation in connection with American Express' 1984 acquisition of IDS Financial Services from Alleghany Corporation. We changed our name to "American Express Financial Corporation" ("AEFC") and began selling our products and services under the American Express brand in 1994. To provide retail clients with a more comprehensive set of products and services, we began significantly expanding our offering of the mutual funds of other companies in the late 1990s. In 2003, we acquired the business of Threadneedle Asset Management Holdings.

On September 30, 2005, American Express consummated a distribution of the shares of AEFC to American Express shareholders (the "Distribution"), at which time we became an independent, publicly traded company and changed our name to "Ameriprise Financial, Inc." In 2008, we completed the acquisitions of H&R Block Financial Advisors, Inc., Brecek & Young Advisors, Inc. ("Brecek & Young") and J. & W. Seligman & Co. Incorporated ("Seligman"), which further expanded our retail distribution and our asset management capabilities. Also in 2008, we initiated the disposition of our institutional trust and custody business and completed that restructuring in early 2009. In 2010, we completed the acquisition of the long-term asset management business of Columbia Management from Bank of America. This acquisition, the integration of which is expected to be completed in 2011, is expected to further enhance the scale and performance of our retail mutual fund and institutional asset management businesses.

Our Organization

The following is a depiction of the organizational structure for our company, showing the primary subsidiaries through which we operate our businesses. The current legal entity names are provided for each subsidiary.

Following is a brief description of the business conducted by each subsidiary noted above, as well as the segment or segments in which it primarily operates.

•
Threadneedle Asset Management Holdings Sàrl is a Luxembourg-based holding company for the Threadneedle group of companies ("Threadneedle"), which provides investment management products and services to clients in the United Kingdom, Europe, the Middle East and the Asia-Pacific region independent from our other affiliates. Operating under its own brand name, management organization and operating, compliance and technology infrastructure, Threadneedle's results of operations are included in our Asset Management segment.

•
Columbia Management Investment Advisers, LLC ("CMIA", formerly RiverSource Investments, LLC) serves as investment adviser for the majority of funds in the Columbia family of mutual funds ("Columbia funds") and to institutional accounts. Its results of operations are included in our Asset Management and Corporate & Other segments.

•
J. & W. Seligman & Co., Incorporated is a holding company for the Seligman group of companies. Seligman's results of operations are included in our Asset Management segment.

•
Columbia Management Investment Distributors, Inc. (formerly RiverSource Fund Distributors, Inc.) is a broker-dealer subsidiary that serves as the principal underwriter and distributor for our Columbia funds. Its results of operations are included in our Asset Management segment.

•
Columbia Management Investment Services Corp. (formerly RiverSource Service Corporation) is a transfer agent that processes client transactions for our Columbia funds and Ameriprise face-amount certificates. Its results of operations are included in our Asset Management and Advice and Wealth Management segments.

•
AMPF Holding Corporation is a holding company for certain of our retail brokerage and advisory subsidiaries, including AFSI (defined below) and AEIS (defined below). AMPF Holding Corporation's results of operations are included in our Advice & Wealth Management segment.

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

•
Securities America Financial Corporation ("SAFC") is a holding company for Securities America, Inc. ("SAI"), a registered broker-dealer retail distribution subsidiary, Securities America Advisors, Inc., a registered investment adviser, and for Brecek & Young. Operating under its own name, management organization and operating, compliance and technology infrastructure, it provides a platform for our unbranded affiliated advisors and its results of operations are included in our Advice & Wealth Management segment.

•
RiverSource Distributors, Inc. ("RiverSource Distributors") is a broker-dealer subsidiary that serves as the principal underwriter and/or distributor for our RiverSource annuities and insurance products sold through AFSI and SAI as well as through third party channels. Its results of operations are included in our Annuities and Protection segments.

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

•
IDS Property Casualty Insurance Company ("IDS Property Casualty" or "Ameriprise Auto & Home") provides personal auto, home and excess liability insurance products. Ameriprise Insurance Company, a wholly owned subsidiary of IDS Property Casualty, is also licensed to provide these products. The results of operations of these companies are included in the Protection segment.

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

Our Segments—Advice & Wealth Management

Our Advice & Wealth Management segment provides financial planning and advice, as well as full-service brokerage and banking services, primarily to retail clients through our affiliated financial advisors. Our affiliated financial advisors utilize a diversified selection of both affiliated and non-affiliated products to help clients meet their financial needs. A significant portion of revenues in this segment is fee-based, driven by the level of client assets, which is impacted by both market movements and net asset flows. We also earn net investment income on owned assets primarily from certificate and banking products. This segment earns revenues (distribution fees) for distributing non-affiliated products and earns intersegment revenues (distribution fees) for distributing our affiliated products and services to our retail clients. Intersegment expenses for this segment include expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results. In 2010, 30% of our revenues from external clients were attributable to our Advice & Wealth Management business.

Our Financial Advisor Platform

We provide clients financial planning, advice and brokerage services through our nationwide network of more than 11,400 affiliated financial advisors. Our network currently includes more than 9,600 branded advisors, of which more than 2,100 are employees of our company and more than 7,400 are independent franchisees or employees or contractors of franchisees. Our affiliated network also includes more than 1,800 non-employee unbranded advisors of SAI.

Advisors who use our brand name can affiliate with our company in two different ways. Each affiliation offers different levels of support and compensation, with the amount of compensation we pay to each branded advisor determined by a schedule that takes into account the type of service or product provided, the type of branded advisor affiliation and other criteria. The affiliation options are:

•
Employee Advisors.    Under this affiliation, a financial advisor is an employee of our company. We pay compensation competitive with other employee advisor models and provide a high level of support, including local office space and staff support in exchange for a payout rate lower than that of our branded franchisee advisors. Employee advisors are also employed in the Ameriprise Advisor Center ("AAC"), a dedicated call center for remote-based sales and service to Ameriprise retail customers. Advisors in the AAC serve retail customers who do not have access to or who prefer a remote relationship with a financial advisor.

•
Branded Franchisee Advisors.    Under this affiliation, a financial advisor is an independent contractor franchisee who affiliates with our company and has the right to use the Ameriprise brand. We pay our branded franchisee advisors a higher payout rate than we do to our employee advisors as they are responsible for paying their own overhead, staff compensation and other business expenses. In addition, our branded franchisee advisors pay a franchise association fee and other fees in exchange for the support we offer and the right to utilize our brand name. The support that we offer to our branded franchisee advisors includes generalist and specialist leadership support, technology platforms and tools, training and marketing programs.

During 2010, we took a number of steps to enhance the performance and the public awareness of our branded platform. In January, we introduced our MORE WITHIN REACH® advertising campaign focusing on the advisor-client relationship and how we help our clients plan for their future. We continued to invest in and implement the conversion to an enhanced brokerage platform designed to be the core technology tool our branded advisors use to service clients. The enhanced technology platform integrates with other advisor resources to help advisors run a more efficient practice, increase productivity and offer clients additional products and services. We expect the conversion effort to continue through 2012. We also continued to recruit experienced financial advisors from other firms and to affiliate such advisors within our branded advisor platform, although at a slower rate than 2009.

Our strong financial advisor retention rate speaks to the value proposition we offer advisors. As of December 31, 2010, over 54% of our branded advisors had been with us for more than 10 years, with an average tenure of nearly 18 years. Among branded advisors who have been with us for more than 10 years, we have a retention rate of over 95%. We believe this success is driven by the affiliation choices we offer branded advisors, together with our competitive payout arrangements and the broad support that helps them build their practices.

The unbranded advisor network served by SAI, offers our own and other companies' mutual funds as well as the investment, annuity and protection products of other companies.

Our affiliated financial advisors provide clients access to our diversified set of cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer products and services, as well as a selection of products from other companies, as more fully described below.

Brokerage and Investment Advisory Services

Individual and Family Financial Services

The personalized financial planning approach of our branded advisors focuses on all aspects of our clients' finances. After understanding our clients' needs, our advisors seek to identify solutions to address those needs across four cornerstones: cash and liabilities, investments, protection and taxes. We believe that this approach helps our clients to build a solid financial foundation, persevere through difficult economies and challenging markets, and ultimately achieve their financial goals. We offer a broad array of products and services in each of these categories, including those carrying the Ameriprise Financial, Columbia or RiverSource name, as well as solutions offered by unaffiliated firms.

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

Our financial planning clients pay a fee for the receipt of financial planning services. This fee is based on the complexity of a client's financial and life situation and his or her advisor's particular practice experience. The fee is generally not based on or related to actual investment performance; however, our clients may elect to pay a consolidated, asset-based advisory fee for financial planning and managed account services. If clients elect to implement their financial plan with our company, we and our affiliated financial advisors generally receive a sales commission and/or sales load and other revenues for the products that we sell to them. These commissions, sales loads and other revenues are separate from and in addition to the financial planning fees we and our affiliated financial advisors may receive.

Brokerage and Other Products and Services

We offer our retail and institutional clients a variety of brokerage and other investment products and services.

Our Ameriprise ONE® financial account is a single integrated financial management account that combines a client's investment, banking and lending relationships. The Ameriprise ONE financial account enables clients to access a single cash account to fund a variety of financial transactions, including investments in mutual funds, individual securities, cash products and margin lending. Additional features of the Ameriprise ONE financial account include unlimited check writing with overdraft protection, a MasterCard debit card, online bill payments, ATM access and a savings account.

We provide securities execution and clearing services for our retail and institutional clients through our registered broker-dealer subsidiaries. As of December 31, 2010, we administered $104.2 billion in assets for clients. Clients can use our online brokerage service to purchase and sell securities, obtain independent research and information about a wide variety of securities, and use self-directed asset allocation and other financial planning tools. We also offer shares in public non-exchange traded Real Estate Investment Trusts ("REITs"), and other alternative investments and structured notes issued by unaffiliated companies.

Through Ameriprise Achiever Circle, we offer special benefits and rewards to recognize clients who have $100,000 or more invested with us. Clients who have $500,000 or more invested with us are eligible for Ameriprise Achiever Circle Elite, which includes additional benefits. To qualify for and maintain Achiever Circle or Achiever Circle Elite status, clients must meet certain eligibility and maintenance requirements. Special benefits of the program may include fee reductions or waivers on Ameriprise® IRAs and the Ameriprise ONE financial accounts, fee-waived Ameriprise Financial MasterCard®, fee or interest rate benefits on an Ameriprise Savings or Advantage Savings Accounts, and fee or rate benefits on home equity lines of credit with Ameriprise Bank.

Fee-based Investment Advisory Accounts

In addition to purchases of affiliated and non-affiliated mutual funds and other securities on a stand-alone basis, clients may purchase mutual funds, among other securities, in connection with investment advisory fee-based "wrap account" programs or services. The wrap fee is for the added services and investment advice associated with these accounts and is based on a percentage of their assets. We currently offer both discretionary and non-discretionary investment advisory wrap accounts. In a discretionary wrap account, we (or an unaffiliated investment advisor) choose the underlying investments in the portfolio on behalf of the client, whereas in a non-discretionary wrap account, clients choose the underlying investments in the portfolio based on their own or on their financial advisor's recommendation. Investors in discretionary and non-discretionary wrap accounts generally pay an asset-based fee (for investment advice and other services) based on the assets held in that account as well as any related fees or costs included in the underlying securities held in that account (e.g., underlying mutual fund operating expenses, investment advisory or related fees, Rule 12b-1 fees, etc.). A significant portion of our affiliated mutual fund sales are made through wrap accounts. Client assets held in affiliated mutual funds in a wrap account generally produce higher revenues to us than client assets held in affiliated mutual funds on a stand-alone basis because, as noted above, we receive an investment advisory fee based on the asset values of the assets held in a wrap account in addition to revenues we normally receive for investment management of the funds included in the account.

We offer several types of investment advisory accounts. We sponsor Ameriprise Strategic Portfolio Service Advantage, a non-discretionary wrap account service, as well as SPS—Advisor, a discretionary wrap account service. We also sponsor Ameriprise Separately Managed Accounts ("SMAs"), a discretionary wrap account service through which clients invest in strategies offered by us and by affiliated and non-affiliated investment managers and a similar program on an accommodation basis where clients transfer assets to us and do not maintain an investment management relationship with the manager of those assets. We also sponsor Active Portfolios® investments, a discretionary mutual fund wrap account service that enables choices among strategic target allocations based on different risk profiles and tax sensitivities. Following the introduction of two new series in 2010, we currently offer six different series of Active Portfolios investments: Active Accumulation Portfolios, Active Income Portfolios, Active Diversified Funds Portfolios, Active Diversified Alternatives Portfolios, Active Diversified Yield Portfolios and Active Opportunity ETF Portfolios. Additionally, we offer discretionary wrap account services through which clients may invest in SMAs, mutual funds and exchange traded funds.

Our unbranded advisor force offers separate fee-based investment advisory account services through Securities America Advisors, Inc. and through Iron Point Capital Management, the investment management platform of Brecek & Young. Securities America Advisors, Inc. and Brecek & Young are wholly owned subsidiaries of SAFC.

Mutual Fund Offerings

In addition to the Columbia family of mutual funds (discussed below in "Our Segments—Asset Management—U.S. Asset Management Offerings—Mutual Funds"), we offer mutual funds from more than 275 mutual fund families on a stand-alone basis and as part of our wrap accounts to provide our clients a broad choice of investment products. In 2010, retail sales of other companies' mutual funds accounted for a substantial portion of our total retail mutual fund sales. Client assets held in mutual funds of other companies on a stand-alone basis generally produce lower total revenues than client assets held in our own mutual funds, as our Asset Management segment does not receive ongoing investment management fees.

Mutual fund families of other companies generally pay us a portion of the revenue generated from the sales of those funds and from the ongoing management of fund assets attributable to our clients' ownership of shares of those funds. These payments enable us to make the mutual fund families of other companies generally available through our financial advisors and through our online brokerage platform. We also receive administrative services fees from most mutual funds sold through our distribution network.

Insurance and Annuities

We offer insurance and annuities issued by the RiverSource Life companies (discussed below in "Business—Our Segments—Annuities" and in "Business—Our Segments—Protection"). The RiverSource insurance solutions available to our retail clients include variable and fixed universal life insurance, traditional life insurance and disability income insurance. RiverSource annuities include fixed annuities, as well as variable annuities that allow our clients to choose from a number of underlying investment options and to purchase certain guaranteed benefit riders. In addition to RiverSource insurance and annuity products, our branded advisors offer products of unaffiliated carriers on a limited basis. In 2010, we began offering variable annuities issued by a select number of unaffiliated insurance companies.

We receive a portion of the revenue generated from the sale of life and disability insurance policies of unaffiliated insurance companies. We are paid distribution fees on annuities sales of unaffiliated insurance companies based on a portion of the revenue generated from such sales. Such insurance companies may also pay us an administrative service fee in connection with the sale of their products.

Banking Products

We provide consumer lending and Federal Deposit Insurance Corporation ("FDIC") insured deposit products to our retail clients through our banking subsidiary, Ameriprise Bank. Our consumer lending products include first mortgages, home equity loans, home equity lines of credit, and investment secured loans. We also offer credit card products linked to the Ameriprise Achiever Circle Program. These include the Ameriprise World Elite MasterCard, World MasterCard and Platinum MasterCard. The majority of bank deposits are brokered deposits from affiliated broker-dealers or they are in the Ameriprise Personal Savings Account, which we offer in connection with the Ameriprise ONE Financial Account described above in "Brokerage and Investment Advisory Services—Brokerage and Other Products and Services." We also offer stand-alone checking, savings and money market accounts and certificates of deposit. We believe these products play a key role in our Advice & Wealth Management business by offering our clients an FDIC-insured alternative to other cash products. These products also provide pricing flexibility generally not available through money market funds.

To manage our exposure to residential real estate, we sell the majority of our originated first mortgage products to third parties shortly after origination. All other lending products are originated and held on the balance sheet of Ameriprise Bank, with the exception of investment secured loans, which are held on the balance sheet of Ameriprise Financial. As of December 31, 2010, there were $825 million in home loans/equity line of credit balances, $14 million in investment secured loan balances and $217 million in unsecured balances, net of premiums and discounts, and capitalized lender paid origination fees.

Ameriprise Bank's strategy and operations are focused on serving branded advisor clients. We distribute our banking products primarily through branded advisors. We believe that the availability of these products is a competitive advantage and supports our financial advisors in their ability to meet the cash and liquidity needs of our clients. We also serve advisor clients through the Personal Trust Services division of Ameriprise Bank. Personal Trust Services provides personal trust, custodial, agency and investment management services to help them meet the estate and wealth transfer needs of individual and corporate clients of our branded advisors. Personal Trust Services also uses some of our investment products in connection with its services.

Face-Amount Certificates

We currently issue four types of face-amount certificates through Ameriprise Certificate Company, a wholly owned subsidiary of Ameriprise Financial that is registered as an investment company under the Investment Company Act of 1940 ("Investment Company Act"). Owners of our certificates invest funds and are entitled to receive at maturity or at the end of a stated term, a determinable amount of money equal to their aggregate investments in the certificate plus interest at rates we declare, less any withdrawals and early withdrawal penalties. For two types of certificate products, the rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at our discretion for prospective terms.

At December 31, 2010, we had $3.2 billion in total certificate reserves underlying our certificate products. Our earnings are based upon the difference, or "spread," between the interest rates credited to certificate holders and the interest earned on the certificate assets invested. A portion of these earnings is used to compensate the various affiliated entities that provide management, administrative and other services to our company for these products. The certificates compete with investments offered by banks (including Ameriprise Bank), savings and loan associations, credit unions, mutual funds, insurance companies and similar financial institutions, which may be viewed by potential customers as offering a comparable or superior combination of safety and return on investment. In times of weak performance in the equity markets, certificate sales are generally stronger. In 2010, branded financial advisors' cash sales were $850 million.

Business Alliances

We provide workplace financial planning and educational programs to employees of major corporations and small businesses through our Business Alliances group. Our Business Alliances group helps the individual employees of client companies plan for and achieve their long-term financial objectives. It offers financial planning as an employee benefit supported by educational materials, tools and programs. In addition, we provide training and support to financial advisors working on-site at company locations to present educational seminars, conduct one-on-one meetings and participate in client educational events. We also provide financial advice service offerings, such as Financial Planning and Executive Financial Services, tailored to discrete employee segments.

Strategic Alliances and Other Marketing Arrangements

We use strategic marketing alliances, local marketing programs for our branded advisors, and on-site workshops through our Business Alliances group to generate new clients for our financial planning and other financial services. An important aspect of our strategy is to leverage the client relationships of our other businesses by working with major companies to create alliances that help us generate new financial services clients. For example, AFSI currently has a strategic alliance with H&R Block, Inc. designed to build relationships between our branded financial advisors and the tax professionals of H&R Block, Inc. and to leverage those relationships to better serve both AFSI and H&R Block, Inc. clients through referrals. Our alliance arrangements are generally for a limited duration of one to five years with an option to renew. Additionally, these types of marketing arrangements typically provide that either party may terminate the agreements on short notice, usually within sixty days. We compensate our alliance partners for providing opportunities to market to their clients.

In addition to our alliance arrangements, we have developed a number of local marketing programs for our branded advisors to use in building their client bases. These include pre-approved seminars, seminar- and event-training and referral tools and training, which are designed to encourage both prospective and existing clients to refer or bring their friends to an event.

Our Segments—Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients. Columbia Management primarily provides U.S. domestic products and services, and Threadneedle primarily provides international investment products and services. U.S. domestic retail products are primarily distributed through unaffiliated third party financial institutions and also through our Advice & Wealth Management segment, and institutional products and services are sold through our institutional sales force. International retail products are primarily distributed through third parties. Retail products include mutual funds, variable product funds underlying insurance and annuity separate accounts, separately managed accounts and collective funds. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separate accounts, individually managed accounts, collateralized loan obligations, hedge funds and property funds. In addition to the products and services provided to third party clients, management teams serving our Asset Management segment provide all intercompany asset management services for Ameriprise Financial. The fees for all such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management, Annuities and Protection segments. All intersegment activity is eliminated in our consolidated results. In 2010, 23% of our total revenues from external clients were attributable to our Asset Management business.

We have continued to invest in the growth of our Asset Management segment, as we believe such investment affords attractive opportunities for growth and the achievement of our performance objectives. On April 30, 2010, we completed the acquisition of the long-term asset management business of the Columbia Management Group from Bank of America. The acquisition significantly enhanced the capabilities of the Asset Management segment by increasing its scale, broadening its retail and institutional distribution capabilities and strengthening and diversifying its lineup of retail and institutional products. The integration of the Columbia Management business, which is ongoing and is expected to be completed in 2011, has involved organizational changes to our portfolio management and analytical teams and to our operational, compliance, sales and marketing support staffs. This integration has also involved the streamlining of our U.S. domestic product offerings, a process that is ongoing. As a result of the integration, we combined RiverSource Investments, our legacy U.S. asset management business, with Columbia Management, under the Columbia Management brand. Threadneedle will remain the company's primary international asset management platform.

Prior to the Columbia Management acquisition, in November 2008, we acquired the Seligman companies. The business of the Seligman companies, which we integrated into our Asset Management segment, involved the management of open- and closed-end investment funds, hedge funds and institutional portfolios. The Seligman business has been recognized for its accomplished technology investment team, which manages retail mutual funds, separate accounts and hedge funds, including Seligman Communications and Information Fund, and for its value-oriented offerings. We believe the Columbia Management and Seligman acquisitions will help us achieve our goal of delivering consistent and strong investment performance by enhancing our investment management leadership, talent, technology infrastructure and distribution capabilities.

Revenues in the Asset Management segment are primarily earned as fees based on managed asset balances, which are impacted by both market movements and net asset flows. We may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. At December 31, 2010, our Asset Management segment had $457 billion in managed assets worldwide. Managed assets include managed external client assets and managed owned assets. Managed external client assets include client assets for which we provide investment management services, such as the assets of the Columbia Management and Threadneedle families of mutual funds and the assets of institutional clients. Managed external client assets include assets managed by sub-advisors we select. These external client assets are not reported on our Consolidated Balance Sheets. Managed owned assets include certain assets on our Consolidated Balance Sheets (such as the assets of the general account and the variable product funds held in the separate accounts of our life insurance subsidiaries) for which the Asset Management segment provides management services and recognizes management fees. For additional details regarding our owned, managed and administered assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.

U.S. Investment Management Capabilities

Our U.S. investment management activities are conducted primarily through investment management teams located in offices throughout the United States. Each investment management team may focus on particular investment strategies, asset types, products and on services offered and distribution channels utilized. These teams manage the majority of assets in our Columbia family of mutual funds, as well as the assets we manage for institutional clients in separately managed accounts, hedge funds, the general and separate accounts of the RiverSource Life companies, the assets of IDS Property Casualty and Ameriprise Certificate Company and the investment portfolio of Ameriprise Bank. These investment management teams also manage assets under sub-advisory arrangements.

We believe that delivering consistent and strong investment performance will positively impact our assets under management by increasing the competitiveness and attractiveness of many of our investment products. To achieve such performance, our investment teams are overseen utilizing a "5P" process that focuses on the five factors we believe are most significant for delivering results to clients: product definition, investment philosophy, people, investment process and performance expectation. These factors are continuously monitored and provide a framework around which portfolio managers can better define their objectives and the processes through which they plan to achieve them.

Each investment management team focuses on particular investment strategies and product sets. Our U.S. investment management teams are located in multiple locations, including Boston, Chicago, Los Angeles, Minneapolis, New York, Menlo Park and Portland. We have implemented a multi-platform approach to equity asset management using individual, accountable investment management teams with a combination of dedicated centralized analytical and equity trading resources. The portfolios managed by these teams focus on varying sizes and categories of domestic and global equity securities. Our U.S. fixed income teams are organized by sectors, including for example, investment grade, high yield, municipal, global and structured. This sector-based approach creates focused and accountable teams organized by expertise. Portfolio performance is measured to align client and corporate interests, and asset managers are incented to collaborate, employ best practices and execute in response to changing market and investment conditions consistent with established portfolio management principles.

In an effort to address changing market conditions and the evolving needs of investors, we may from time to time develop and offer new retail and institutional investment products, including mutual funds, separately managed accounts and collective funds. We may also provide seed money to our investment management teams to develop new products for our institutional clients.

U.S. Asset Management Offerings

Mutual Funds

We provide investment advisory, distribution and other services to the Columbia family of mutual funds. The Columbia family of funds includes retail mutual funds (both open- and closed-end funds) and variable product funds. Retail mutual funds are available through unaffiliated third-party financial institutions and the Ameriprise financial advisor network and as part of Ameriprise institutional 401(k) plans. Variable product funds are available as underlying investment options in variable annuity and variable life products, including RiverSource products. The Columbia family of funds includes domestic and international equity funds, fixed income funds, cash management funds, balanced funds and asset allocation funds, including fund-of-funds, with a variety of investment objectives. The consolidation of our legacy asset management business under the Columbia Management brand has involved numerous fund mergers, which are ongoing.

At December 31, 2010, our retail mutual funds had total managed assets of $164.2 billion in 176 funds. The variable insurance trust funds ("VIT Funds") that we manage had total managed assets at December 31, 2010 of $54.3 billion in 79 funds.

CMIA serves as investment manager for most of our U.S. mutual funds. Columbia Wanger Asset Management, LLC ("Columbia Wanger") also serves as investment manager for certain funds. In addition, several of our subsidiaries perform ancillary services for the funds, including distribution, accounting, administrative and transfer agency services. CMIA and Columbia Wanger perform investment management services pursuant to contracts with the mutual funds that are subject to renewal by the mutual fund boards within two years after initial implementation, and thereafter, on an annual basis.

We earn management fees for managing the assets of the Columbia family of mutual funds based on the underlying asset values. We also earn fees by providing ancillary services to the Columbia family of mutual funds. Certain Columbia equity and balanced funds have a performance incentive adjustment that adjusts the level of management fees received, upward or downward, based on the fund's performance as measured against a designated external index of peers. This has a corresponding impact on management fee revenue. In 2010, revenues were adjusted upward by approximately $7.5 million due to performance incentive adjustments. This program is expected to be discontinued during 2011, subject to fund shareholder approvals.

The Columbia family of funds also uses sub-advisors to diversify and enhance investment management expertise. Since the end of 2003, Threadneedle personnel have provided investment management services to Columbia global and international equity funds. In addition to Threadneedle, unaffiliated sub-advisors provide investment management services to certain Columbia funds.

CMIA also acts as sub-advisor for certain domestic and international mutual funds advised by other firms and is pursuing opportunities to sub-advise additional investment company assets in the U.S. and overseas. As with the Columbia funds, we earn management fees for these services based on the underlying asset value of the funds we sub-advise. As of December 31, 2010, we managed over $37.0 billion in assets in a sub-advisory capacity.

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

For our investment management services, we generally receive fees based on the market value of managed assets pursuant to contracts that can typically be terminated by the client on short notice. Clients may also pay fees to us based on the performance of their portfolio. At December 31, 2010, we managed a total of $38.7 billion in assets under this range of services.

We also offer U.S. equity and a variety of fixed income strategies to non-U.S. clients.

Management of Institutional Owned Assets

We provide investment management services and recognize management fees for certain assets on our Consolidated Balance Sheets, such as the assets held in the general account of our RiverSource Life companies, assets held by Ameriprise Certificate Company and the investment portfolio of Ameriprise Bank. Our fixed income team manages the general account assets to produce a consolidated and targeted rate of return on investments while controlling risk. Our fixed income and equity teams also manage separate account assets. The Asset Management segment's management of institutional owned assets for Ameriprise Financial subsidiaries is reviewed by the boards of directors and staff functions of the applicable subsidiaries consistent with regulatory investment requirements. At December 31, 2010, the Asset Management segment managed $37.8 billion of institutional owned assets.

Management of Collateralized Debt Obligations ("CDOs")

We provide collateral management services to special purpose vehicles that issue CDOs through a dedicated team of investment professionals. CDOs are securities collateralized by a pool of assets, primarily syndicated bank loans and, to a lesser extent, high-yield bonds. Multiple tranches of securities are issued by a CDO, offering investors various maturity and credit risk characteristics. Scheduled payments to investors are based on the performance of the CDO's collateral pool. For collateral management of CDOs, we earn fees based on the par value of assets and, in certain instances, we may also receive performance-based fees. At December 31, 2010, excluding CDOs managed by Threadneedle, we managed $6 billion of assets related to CDOs.

Hedge Funds

We provide investment advice and related services to private, pooled investment vehicles organized as limited partnerships, limited liability companies or foreign (non-U.S.) entities. These funds are currently exempt from registration under the Investment Company Act and are organized as domestic and foreign funds. For investment management services, we generally receive fees based on the market value of assets under management, as well as performance-based fees. As of December 31, 2010, we managed $4.0 billion in hedge fund assets.

Ameriprise Trust Collective Funds and Separately Managed Accounts

As of December 31, 2010, we managed $7.3 billion of RiverSource Trust Collective Funds and separate accounts for Ameriprise Trust Company clients. This amount does not include the Columbia family of mutual funds held in other retirement plans because these assets are included under assets managed for institutional and retail clients and within the "U.S. Asset Management Offerings—Mutual Funds" section above.

Collective funds are investment funds that are exempt from registration with the Securities and Exchange Commission ("SEC") and offered primarily through banks and other financial institutions to institutional clients such as retirement, pension and profit-sharing plans. We currently serve as investment manager to 36 Ameriprise Trust Company collective funds covering a broad spectrum of investment strategies. We receive fees for investment management services that are generally based upon a percentage of assets under management rather than performance. In addition to Columbia funds and RiverSource Trust Collective Funds, Ameriprise Trust Company offers separately managed accounts and collective funds to our retirement plan clients.

U.S. Distribution

Retail Distribution

Columbia Management Investment Distributors, Inc. acts as the principal underwriter and distributor of our Columbia family of mutual funds. Pursuant to distribution agreements with the funds, we offer and sell fund shares on a continuous basis and pay certain costs associated with the marketing and selling of shares. We earn commissions for distributing the Columbia funds through sales charges (front-end or back-end loads) on certain classes of shares and distribution and servicing-related (12b-1) fees based on a percentage of fund assets, and receive intersegment allocation payments. This revenue is impacted by overall asset levels of the funds.

Columbia fund shares are sold through both our Advice & Wealth Management segment and through unaffiliated third party financial intermediaries. Among our third party distribution arrangements is a strategic distribution agreement entered into in connection with the acquisition of Columbia Management that provides ongoing access to clients of Bank of America affiliated distributors, including U.S. Trust. Fees and reimbursements paid to such intermediaries may vary based on sales, redemptions, asset values, and marketing and support activities provided by the intermediary. Intersegment distribution expenses for services provided by our Advice & Wealth Management Segment are eliminated in our consolidated results.

Institutional Distribution

We offer separately managed account services to a variety of institutional clients, including pension plans, employee savings plans, foundations, endowments, corporations, banks, trusts, governmental entities, high-net-worth individuals and not-for-profit organizations. We provide investment management services for insurance companies, including our insurance subsidiaries, as well as hedge fund management and other alternative investment products. We also provide, primarily through our trust company subsidiary and one of our broker-dealer subsidiaries, a variety of services for our institutional clients that sponsor retirement plans. We have dedicated institutional and sub-advisory sales teams that market directly to such institutional clients.

At December 31, 2010, we managed $137.2 billion of assets for Columbia Management institutional clients.

International Asset Management—Threadneedle

We offer international investment management products and services through Threadneedle, which is headquartered in Luxembourg and maintains its primary investment operations in London. Threadneedle is our international platform for the distribution of investment products to both retail and institutional clients. At December 31, 2010, Threadneedle had $105.6 billion in managed assets worldwide.

Investment Management Capabilities

Threadneedle's investment management activities are conducted primarily from its London office. Threadneedle's investment philosophy is to share investment ideas and alpha generation across teams and asset classes. Each investment management team may focus on particular investment strategies, asset types, products and services offered and distribution channels. These teams manage the majority of assets in the Threadneedle family of mutual funds, the assets of Threadneedle's alternative investment structures and the assets managed for Threadneedle's institutional clients. These investment management teams also manage assets under sub-advisory arrangements, including certain Columbia funds.

Threadneedle Offerings

Threadneedle offers a wide range of products and services, including segregated asset management, mutual funds and hedge funds to institutional clients as well as to retail clients in Europe, the United Kingdom, the Middle East and the Asia-Pacific region. Threadneedle's mutual fund and hedge fund product range includes different risk-return options across regions, markets, asset classes and product structures, which include Open Ended Investment Companies ("OEICs"), Societe d'Investissement A Capital Variable ("SICAV"), unit trusts, Undertakings for Collective Investments in Transferable Securities ("UCITS III") and offshore vehicles.

Threadneedle's institutional business offers separately managed accounts to European and other international pension funds and other institutions. At December 31, 2010, Threadneedle had $71 billion in managed assets in separately managed accounts including $48 billion of assets managed for Zurich Financial Services Group ("Zurich"). Zurich is Threadneedle's largest client and represented 46% of Threadneedle's assets under management as of December 31, 2010 but a substantially lower portion of Threadneedle's revenue. Threadneedle is expanding distribution of its institutional products in Europe, Asia, U.S., Middle East and Australia.

For more information on the funds and other investment vehicles and services offered by Threadneedle, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.

Threadneedle Distribution

In recognition of the fact that the industry is broadly divided into two major segments, the retail and institutional markets, Threadneedle has organized its sales force and support services along similar lines. The institutional team concentrates on establishing strong relationships with institutional clients and the leading global and national consultancy firms. On the retail side, Threadneedle mutual funds are sold through financial intermediaries and institutions: Threadneedle works with banks, life insurance companies, independent financial advisers, wealth managers and platforms offering a variety of investment products. Threadneedle's dedicated Global Financial Institutions team offers internationally coordinated coverage to financial institutions with a global reach.

Our Segments—Annuities

Our Annuities segment provides RiverSource variable and fixed annuity products to retail clients. Variable annuity products are distributed through our branded financial advisors, while fixed annuity products are distributed through both affiliated and unaffiliated advisors. Revenues for our variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for our fixed annuity products are primarily earned as net investment income on assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. We also earn net investment income on owned assets supporting reserves for immediate annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Intersegment revenues for this segment reflect fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results. In 2010, 23% of our revenues from external clients were attributable to our Annuities segment.

Our products include deferred variable and fixed annuities, in which assets accumulate until the contract is surrendered, the contractholder (or in some contracts, the annuitant) dies or the contractholder or annuitant begins receiving benefits under an annuity payout option. We also offer immediate annuities, in which payments begin within one year of issue and continue for life or for a fixed period of time. The relative proportion between fixed and variable annuity sales is generally driven by the relative performance of the equity and fixed income markets. Fixed sales are generally stronger when yields available in the fixed income markets are relatively high than when yields are relatively low. Variable sales are generally stronger in times of superior performance in equity markets than in times of weak performance in equity markets. The relative proportion between fixed and variable annuity sales is also influenced by product design and other factors. In addition to the revenues we generate on these products, which are described below, we also receive fees charged on assets allocated to our separate accounts to cover administrative costs and a portion of the management fees from the underlying investment accounts in which assets are invested, as discussed below under "Variable Annuities." Investment management performance is critical to the profitability of our RiverSource annuity business.

Our branded advisors are the largest distributors of RiverSource annuity products, although they can offer variable annuities from a select number of unaffiliated insurers as well. In 2010, we expanded the offerings available through our branded advisors by including variable annuities issued by a limited number of unaffiliated insurance companies. Our RiverSource Distributors subsidiary is a broker-dealer that serves as the principal underwriter and distributor of RiverSource variable and fixed annuities through AFSI and fixed annuities through SAI, as well as serving as the distributor of fixed annuities through third-party channels such as banks and broker-dealer networks.

Variable Annuities

A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder's choice. These underlying investment options may include the VIT Funds previously discussed (see "Business—Our Segments—Asset Management—U.S. Asset Management Offerings—Mutual Funds," above) as well as variable portfolio funds of other companies. RiverSource variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 4% at December 31, 2010. In 2010, we introduced multiple versions of our new RAVA 5 variable annuity, including RAVA 5 Access, RAVA 5 Advantage and RAVA 5 Select.

Our Portfolio Navigator asset allocation program is available under our variable annuities. The Portfolio Navigator program allows clients to allocate their contract value to one of five funds of funds, each of which invests in various underlying funds. The Portfolio Navigator program is designed to allow a contract purchaser to select investment options based on the purchaser's investment time horizon, risk tolerance and investment goals. We believe the Portfolio Navigator program helps a contract purchaser to tailor the performance of annuities and life insurance policies to their specific needs and to keep investment allocations on track over time. CMIA, our investment management subsidiary, serves as investment adviser for the funds of funds and all of the underlying funds in which the funds of funds invest.

The majority of the variable annuity contracts we issue include guaranteed minimum death benefit ("GMDB") provisions. Contract purchasers can choose to add optional benefit provisions to their contracts to meet their needs, including guaranteed minimum withdrawal benefit ("GMWB") and guaranteed minimum accumulation benefit ("GMAB") provisions. Approximately 98% of RiverSource Life's overall variable annuity assets include a GMDB provision and approximately 45% of RiverSource Life's overall variable annuity assets include a GMWB or GMAB provision. In general, these features can help protect contractholders and beneficiaries from a shortfall in death or living benefits due to a decline in the value of their underlying investment accounts.

The general account assets of our life insurance subsidiaries support the contractual obligations under the guaranteed benefit provisions the company issues (see "Business—Our Segments—Asset Management—U.S. Asset Management Offerings—Management of Institutional Owned Assets" above). As a result, we bear the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support. Our exposure to risk from guaranteed benefits generally will increase when equity markets decline, as evidenced by the significant decline experienced in 2008 and early 2009. You can find a discussion of liabilities and reserves related to our annuity products in Part II, Item 7A of this Annual Report on Form 10-K—"Quantitative and Qualitative Disclosures About Market Risk", as well as in Note 11, Note 12 and Note 16 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

RiverSource variable annuities provide us with fee-based revenue in the form of mortality and expense risk fees, marketing support and administrative fees, fees charged for optional features elected by the contractholder, and other contract charges. We receive marketing support payments from the VIT Funds underlying our variable annuity products as well as Rule 12b-1 distribution and servicing-related fees from the VIT Funds and the underlying funds of other companies. In addition, we receive marketing support payments from the affiliates of other companies' funds included as investment options in our RiverSource variable annuity products.

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

RiverSource fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1.25% to 5.0% at December 31, 2010. New contracts issued provide guaranteed minimum interest rates in compliance with state laws providing for indexed guaranteed rates.

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

Third-Party Distribution Channels

In the fourth quarter of 2010, RiverSource Life companies discontinued the distribution of variable annuity products through third-party channels in order to focus on the distribution of variable annuity products within our Advice & Wealth Management segment. We continue to distribute RiverSource fixed annuity products through third-party channels. In 2010, we had total cash sales for variable and fixed annuity products through third-party channels of $1.0 billion, of which $760 million pertained to variable annuity sales and $265 million pertained to fixed annuity sales. As of December 31, 2010, we had distribution agreements for RiverSource fixed annuity products in place with more than 120 third party firms.

Our Segments—Protection

Our Protection segment provides a variety of protection products to address the protection and risk management needs of our retail clients, including life, disability income and property-casualty insurance. Life and disability income products are primarily distributed through our branded advisors. Our property-casualty products are sold primarily through affinity relationships. We issue insurance policies through our life insurance subsidiaries and the Property Casualty companies (as defined below under "Ameriprise Auto & Home Insurance Products"). The primary sources of revenues for this segment are premiums, fees and charges we receive to assume insurance-related risk. We earn net investment income on owned assets supporting insurance reserves and capital supporting the business. We also receive fees based on the level of assets supporting variable universal life separate account balances. This segment earns intersegment revenues from fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the variable universal life contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in consolidation. In 2010, 20% of our revenues from external clients were attributable to our Protection business.

RiverSource Insurance Products

Through the RiverSource Life companies, we are the issuers of both variable and fixed universal life insurance, traditional life insurance and disability income insurance. These solutions are designed to help clients protect their income, grow assets, and give to those individuals or causes that they care most about. Universal life insurance is a form of permanent life insurance characterized by flexible premiums, flexible death benefits and unbundled pricing factors (i.e., mortality, interest and expenses). Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith. Traditional life insurance refers to whole and term life insurance policies. While traditional life insurance typically pays a specified sum to a beneficiary upon death of the insured for a fixed premium, in 2010 we began offering a term life insurance product that will generally pay the death benefit in the form of a monthly income stream to a date specified at issue. We also offer a chronic care rider, AdvanceSource®, on our new permanent insurance products. This rider allows its policy holder to accelerate a portion of the life insurance death benefit in the event of a qualified chronic care need.

Our sales of RiverSource individual life insurance in 2010, as measured by scheduled annual premiums, lump sum and excess premiums, consisted of 35% variable universal life, 59% fixed universal life and 6% traditional life. Our RiverSource Life companies issue only non-participating policies that do not pay dividends to policyholders from the insurer's earnings.

Assets supporting policy values associated with fixed account life insurance and annuity products, as well as those assets associated with fixed account investment options under variable insurance and annuity products (collectively referred to as the "fixed accounts"), are part of the RiverSource Life companies' general accounts. Under fixed accounts, the RiverSource Life companies bear the investment risk. More information on the RiverSource Life companies' general accounts is found under "Business—Our Segments—Asset Management—U.S. Asset Management Offerings—Management of Institutional Owned Assets" above.

Variable Universal Life Insurance

Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder's choice. Options may include VIT Funds discussed above, Portfolio Navigator funds of funds, as well as variable portfolio funds of other companies. RiverSource variable universal life insurance products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 3.0% to 4.5% at December 31, 2010.

Fixed Universal Life Insurance and Traditional Whole Life Insurance

Fixed universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.

RiverSource fixed universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of the issuing company subject to certain policy terms relative to minimum interest crediting rates. RiverSource fixed universal life insurance policies in force provided guaranteed minimum interest crediting rates ranging from 3.0% to 5.0% at December 31, 2010. The majority of fixed universal life policies issued in recent years provide a secondary guarantee that ensures, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. In 2009, we discontinued new sales of traditional whole life insurance, however, we continue to service existing policies. These in force traditional whole life insurance policies combine a death benefit with a cash value that generally increases gradually over a period of years.

Term Life Insurance

Term life insurance provides a death benefit, but it does not build up cash value. The policyholder chooses the term of coverage with guaranteed premiums at the time of issue. During the chosen term, we cannot raise premium rates even if claims experience deteriorates. At the end of the chosen term, coverage may continue with higher premiums until the maximum age is attained, or the policy expires with no value. In 2010, we began offering a term insurance product which pays the death benefit in the form of a monthly income stream.

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

In 2004 RiverSource Life and RiverSource Life of NY began to file for approval to implement rate increases on most of their existing blocks of nursing home-only indemnity long term care insurance policies. Implementation of these rate increases began in early 2005 and continues. We have received approval for some or all requested increases in the 49 states where increases have been requested, with an average approved cumulative rate increase of 62.9% of premium on all such policies where an increase was requested.

In 2007 RiverSource Life and RiverSource Life of NY began to file for approval to implement rate increases on most of their existing blocks of comprehensive reimbursement long term care insurance policies. Implementation of these rate increases began in late 2007 and continues. We have received approval for some or all requested increases in 47 states, with an average approved cumulative rate increase of 17.5% of premium on all such policies where an increase was requested.

We intend to seek additional rate increases with respect to these and other existing blocks of long term care insurance policies, subject to regulatory approval.

Ameriprise Auto & Home Insurance Products

We offer personal auto, home and excess personal liability insurance products through IDS Property Casualty and its subsidiary, Ameriprise Insurance Company (the "Property Casualty companies"). Our Property Casualty companies provide personal auto, home and liability coverage to clients in 43 states and the District of Columbia.

Distribution and Marketing Channels

We offer RiverSource life insurance products almost exclusively through our branded financial advisors. Our branded advisors offer insurance products issued predominantly by the RiverSource Life companies. In addition, our branded advisors may offer insurance products of unaffiliated carriers, subject to certain qualifications.

Our Property Casualty companies do not have field agents; rather, we use co-branded direct marketing to sell our personal auto and home insurance products through alliances with commercial institutions and affinity groups, and directly to our clients and the general public. We also receive referrals through our financial advisor network. Our Property Casualty companies have a multi-year distribution agreement with Costco Insurance Agency, Inc., Costco's affiliated insurance agency. Costco members represented 62% of all new policy sales of our Property Casualty companies in 2010. Through other alliances, we market our property casualty products to customers of Ford Motor Credit Company and offer personal home insurance products to customers of the Progressive Group. Termination of one or more of these alliances could adversely affect our ability to generate new sales and retain existing business.

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

Generally, we currently reinsure 90% of the death benefit liability related to almost all individual fixed and variable universal life and term life insurance products. As a result, the RiverSource Life companies typically retain and are at risk for, at most, 10% of each policy's death benefit from the first dollar of coverage for new sales of these policies, subject to the reinsurers fulfilling their obligations. The RiverSource Life companies began reinsuring risks at this level during 2001 (2002 for RiverSource Life of NY) for term life insurance and 2002 (2003 for RiverSource Life of NY) for individual fixed and variable universal life insurance. Policies issued prior to these dates are not subject to these reinsurance levels. Generally, the maximum amount of life insurance risk retained by the RiverSource Life companies is $1.5 million on a single life and $1.5 million on any flexible premium survivorship life policy. Risk on fixed and variable universal life policies is reinsured on a yearly renewable term basis. Risk on most term life policies starting in 2001 (2002 for RiverSource Life of NY) is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionally in all material risks and premiums associated with a policy.

For existing long term care policies, RiverSource Life retained 50% of the risk and ceded on a coinsurance basis the remaining 50% of the risk to subsidiaries of Genworth Financial, Inc. ("Genworth"). For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only. As of December 31, 2010, RiverSource Life companies'

credit exposure to Genworth under this reinsurance arrangement was approximately $1.4 billion. Genworth also serves as claims administrator for our long term care policies.

Generally, RiverSource Life companies retain at most $5,000 per month of risk per life on disability income policies sold on policy forms introduced in most states in October 2007 (August 2010 for RiverSource Life of NY) and they reinsure the remainder of the risk on a coinsurance basis with unaffiliated reinsurance companies. RiverSource Life companies retain all risk for new claims on disability income contracts sold on other policy forms. Our insurance companies also retain all risk on accidental death benefit claims and substantially all risk associated with waiver of premium provisions.

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

See Note 7 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on reinsurance.

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

Information concerning the financial strength ratings for Ameriprise Financial, RiverSource Life and IDS Property Casualty can be found in Part II, Item 7 of this Annual Report on Form 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources". We also list our ratings on our website at ir.ameriprise.com. For the most current ratings information, please see the individual rating agency's website.

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

To acquire and maintain managed and administered assets, we compete against a substantial number of firms, including those in the categories listed above. Our mutual funds, like other mutual funds, face competition from other mutual fund families and alternative investment products such as exchange traded funds. Additionally, for mutual funds, high ratings from rating services such as Morningstar or Lipper, as well as favorable mention in financial publications, may influence sales and lead to increases in managed assets. As a mutual fund's assets increase, management fee revenue increases and the fund may achieve economies of scale that make it more attractive to investors because of potential resulting reductions in the fund's expense ratio. Conversely, low ratings and negative mention in financial publications can lead to outflows, which reduce management fee revenues and can impede achieving the benefits of economies of scale. Additionally, reputation and brand integrity are important in the mutual fund industry generally, and certain firms in particular, have come under regulatory and media scrutiny. Our mutual fund products compete against products of firms like Fidelity, American Funds and Oppenheimer. Competitive factors affecting the sale of mutual funds include investment performance in terms of attaining the stated objectives of the particular products and in terms of fund yields and total returns, advertising and sales promotional efforts, brand recognition, investor confidence, type and quality of services, fee structures and distribution.

Our brokerage subsidiaries compete with securities broker-dealers, independent broker-dealers, financial planning firms, registered investment advisors, insurance companies and other financial institutions in attracting and retaining members of the field force. Competitive factors in the brokerage services business include price, service and execution.

Competitors of our RiverSource Life companies and Property Casualty companies consist of both stock and mutual insurance companies such as Hartford, MetLife, Prudential, Lincoln Financial, AXA Financial, Principal Financial, Nationwide, Allstate and State Farm. Competitive factors affecting the sale of annuity products include price, product features, investment performance, commission structure, perceived financial strength, claims-paying ratings, service, brand recognition and distribution capabilities. Competitive factors affecting the sale of all insurance products include the cost of insurance and other contract charges, the level of premium rates and financial strength ratings from rating organizations such as A.M. Best. Competitive factors affecting the sale of property casualty insurance products also include brand recognition and distribution capabilities.

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

Most of our applications run on a technology infrastructure that we outsourced to IBM in 2002. Under this arrangement, IBM is responsible for all mainframe, midrange and end-user computing operations and a portion of our web hosting and help desk operations. Also, we outsource our voice network operations to AT&T. In addition to these two arrangements, we have outsourced our production support and a substantial portion of the development and maintenance of our computer applications to other firms. We initiated a major replacement of our brokerage and clearing platforms in the last quarter of 2009 and continue to roll out that implementation in stages across our branded advisor network.

We have developed a comprehensive business continuity plan that covers business disruptions of varying severity and scope and addresses the loss of a geographic area, building, staff, data systems and/or telecommunications capabilities. We review and test our business continuity plan on an ongoing basis and update it as necessary, and we require our key technology vendors and service providers to do the same. Under our business continuity plan, we expect to be able to continue doing business and to resume operations with minimal service impacts. However, under certain scenarios, the time that it would take for us to recover and to resume operations may significantly increase depending on the extent and geographic scope of the disruption and the number of personnel affected.

Geographic Presence

For years ended December 31, 2010, 2009 and 2008, approximately 88%, 85% and 86%, respectively, of our long-lived assets were located in the United States and approximately 95%, 95% and 94%, respectively, of our net revenues were generated in the United States. Our foreign operations are conducted predominantly through Threadneedle, as described in this Annual Report on Form 10-K under "Business—Our Segments—Asset Management—International Asset Management—Threadneedle."

Employees

At December 31, 2010, we had 10,472 employees, including 2,168 employee branded advisors (which does not include our branded franchisee advisors or the unbranded advisors of SAI, none of whom are employees of our company). We are not subject to collective bargaining agreements, and we believe that our employee relations are strong.

Intellectual Property

We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. In the United States and other jurisdictions, we have established certain service marks and brand names that we consider important to the marketing of our products and services, including but not limited to Ameriprise Financial, Columbia Management, RiverSource and Threadneedle. We have in the past and will in the future take action to protect our intellectual property.

Regulation

Virtually all aspects of our business, including the activities of the parent company and our various subsidiaries, are subject to various federal, state and foreign laws and regulations. These laws and regulations provide broad regulatory, administrative and enforcement powers to supervisory agencies and other bodies, including U.S. federal and state regulatory agencies, foreign government agencies or regulatory bodies and U.S. and foreign securities exchanges. The costs of complying with such laws and regulations can be significant, and the consequences for the failure to comply may include criminal charges, fines, censure, the suspension of individual employees, and restrictions on or prohibitions from engaging in certain lines of business.

In response to the economic crisis of 2008 and 2009, the laws and regulations governing the financial services industry have continued to evolve and change. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") was enacted into law. The Dodd-Frank Act calls for sweeping changes in the supervision and regulation of the financial service industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act became effective immediately, though the details of many provisions are subject to additional studies and will not be known until final rules are adopted by applicable regulatory agencies. Legal and regulatory changes arising in response to the Dodd-Frank Act may in the future impact the manner in which we are regulated and the manner in which we operate and govern our businesses.

The discussion set forth below provides a general framework of the laws and regulations impacting our businesses. Certain of our subsidiaries may be subject to one or more elements of this regulatory framework depending on the nature of their business, the products and services they provide and the geographic locations in which they operate. To the extent the discussion includes references to statutory and regulatory provisions, it is qualified in its entirety by reference to such statutory and regulatory provisions.

Broker-Dealer and Securities Regulation

Certain of our subsidiaries are registered with the SEC as broker-dealers under the Securities Exchange Act of 1934 ("Exchange Act") and with certain of the fifty states, the District of Columbia and other U.S. territories. Our broker-dealer subsidiaries are also members of certain self-regulatory organizations, including the Financial Industry Regulatory Authority ("FINRA"), and are subject to the regulations of such organizations. The SEC and FINRA have stringent rules with respect to the net capital requirements and the marketing and trading activities of broker-dealers. Our broker-dealer subsidiaries, as well as our financial advisors and other personnel, must obtain all required state and FINRA licenses and registrations to engage in the securities business. SEC regulations also impose notice requirements and capital limitations on the payment of dividends by a broker-dealer to a parent.

Other agencies, exchanges and self-regulatory organizations to which certain of our broker-dealer subsidiaries are members, and subject to applicable rules and regulations, include the Commodities Futures Trading Commission ("CFTC"), the National Futures Association and various stock exchanges. One of our broker-dealer subsidiaries is registered with the CFTC and is thus subject to the requirements of the Commodity Exchange Act. AEIS is a member of the Boston Stock Exchange and is a stockholder in the Chicago Stock Exchange. In addition, certain subsidiaries may also be registered as investment advisers or insurance agencies and subject to the regulations described in the following sections.

Ameriprise Certificate Company, our face-amount certificate company, is regulated as an investment company under the Investment Company Act. As a registered investment company, Ameriprise Certificate Company must observe certain governance, disclosure, record-keeping, operational and marketing requirements. Investment companies are required by the SEC to adopt and implement written policies and procedures designed to prevent violations of the federal securities laws and to designate a chief compliance officer. Ameriprise Certificate Company pays dividends to the parent company and is subject to capital requirements under applicable law and understandings with the SEC and the Minnesota Department of Commerce.

Our financial advisors are subject to various regulations that impact the manner in which they operate their practices, including those related to supervision, sales methods, trading practices, record-keeping and financial reporting. In addition, because our independent contractor branded advisor platform is structured as a franchise system, we are also subject to Federal Trade Commission and state franchise requirements. Compliance with these and other regulatory requirements adds to the cost and complexity of operating our business. To support the activities of our advisors, we implemented franchise and compliance standards and strive for a consistently high level of client service. We put in place franchise standards and requirements for our franchisees regardless of location. We have made significant investments in our compliance processes, enhancing policies, procedures and oversight to monitor our compliance with the numerous legal and regulatory requirements applicable to our business. We expect to continue to make significant investments in our compliance infrastructure.

Investment Adviser and Asset Management Regulation

In the U.S., certain of our subsidiaries are registered as investment advisers under the Investment Advisers Act of 1940 ("Advisers Act") and subject to regulation by the SEC. The Advisers Act imposes numerous obligations on such registered investment advisers including fiduciary duties, disclosure obligations and record-keeping, operational and marketing requirements. Investment advisers are required by the SEC to adopt and implement written policies and procedures designed to prevent violations of the Advisers Act and to designate a chief compliance officer responsible for administering these policies and procedures. Our registered investment advisers may also be subject to certain obligations of the Investment Company Act based on their status as an investment adviser to investment companies that we sponsor or that are sponsored by third parties. The SEC is authorized to institute proceedings and impose sanctions for violations of either the Advisers Act or the Investment Company Act, which may include fines, censure or the suspension or termination of an investment adviser's registration. As an outcome of the Dodd-Frank Act, Congress is considering whether to modify the SEC's investment adviser examination program by authorizing one or more self-regulatory organizations to examine, subject to SEC oversight, SEC-registered investment advisers. Outside of the U.S., our Threadneedle group is authorized to conduct its financial services business in the United Kingdom under the Financial Services and Markets Act 2000. Threadneedle is regulated by the Financial Services Authority ("FSA"), which imposes certain capital, operational and compliance requirements. It is expected that the FSA's responsibilities for the oversight of financial institutions, including Threadneedle, will be transitioned to Prudential Regulation Authority and the Consumer Protection and Markets Authority, both under the Bank of England, by the end of 2012. Threadneedle companies and activities are also subject to local country regulations in Europe, Dubai, Hong Kong, Singapore, Luxembourg, the U.S. and Australia.

Our trust company is primarily regulated by the Minnesota Department of Commerce (Banking Division) and is subject to capital adequacy requirements under Minnesota law. It may not accept deposits or make personal or commercial loans. As a provider of products and services to tax-qualified retirement plans and IRAs, certain aspects of our business, including the activities of our trust company, fall within the compliance oversight of the U.S. Departments of Labor and Treasury, particularly regarding the enforcement of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and the tax reporting requirements applicable to such accounts. Our trust company, as well as our investment adviser subsidiaries, may be subject to ERISA, and the regulations thereunder, insofar as they act as a "fiduciary" under ERISA with respect to certain clients. ERISA and related provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of ERISA plan clients and certain transactions by the fiduciaries to the plans. The Department of Labor is considering proposed regulations that would expand the scope of activity that constitutes acting as a fiduciary, while prohibiting certain additional types of transactions conducted by persons who are considered fiduciaries.

Insurance Regulation

Our insurance subsidiaries are subject to supervision and regulation by states and other territories in which they are domiciled or otherwise licensed to do business. The primary purpose of such regulation and supervision is to protect the interests of contractholders and policyholders. The Minnesota Department of Commerce (Insurance Division), the Wisconsin Office of the Commissioner of Insurance and the New York State Insurance Department (the "Domiciliary Regulators") regulate certain of the RiverSource Life companies, IDS Property Casualty, and Ameriprise Insurance Company depending on each company's state of domicile. In addition to being regulated by their Domiciliary Regulators, our RiverSource Life companies and Property Casualty companies are regulated by each of the insurance regulators in the states where each is authorized to transact the business of insurance. Other states also regulate such matters as the licensing of sales personnel and, in some cases, the underwriting, marketing and contents of insurance policies and annuity contracts. Financial regulation of our RiverSource Life companies and Property Casualty companies is extensive, and their financial and intercompany transactions (such as intercompany dividends, capital contributions and investment activity) are often subject to pre-notification and continuing evaluation by the Domiciliary Regulators. Virtually all states require participation in insurance guaranty associations which assess fees to insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies.

The Dodd-Frank Act created the Federal Insurance Office ("FIO") within the Department of Treasury. The FIO does not have substantive regulatory responsibilities, though it is tasked with monitoring the insurance industry and the effectiveness of its regulatory framework and for providing periodic reports to the President and Congress. The scope and impact of the research and reports provided by the FIO, and the extent to which such work may ultimately lead to a more prominent role of the federal government in the regulation of the insurance industry, is uncertain.

Each of our insurance subsidiaries is subject to risk-based capital ("RBC") requirements designed to assess the adequacy of an insurance company's capital and surplus in relation to its investment and insurance risks. The National Association of Insurance Commissioners ("NAIC") has established RBC standards that virtually all state insurance departments have adopted, with minor modifications. The RBC requirements are used by the NAIC and state insurance regulators to identify companies that merit regulatory actions designed to protect policyholders. Our RiverSource Life companies and Property Casualty companies are subject to various levels of regulatory intervention should their total adjusted statutory capital fall below the RBC requirement. At the "company action level," defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The "regulatory action level," which is between 75% and 50% of the RBC requirement, subjects an insurer to examination, analysis and specific corrective action prescribed by the primary state regulator. If a company's total adjusted capital falls between 50% and 35% of its RBC requirement, referred to as "authorized control level," the insurer's primary state regulator may place the insurer under regulatory control. Insurers with total adjusted capital below 35% of the requirement will be placed under regulatory control.

RiverSource Life, RiverSource Life of NY, IDS Property Casualty and Ameriprise Insurance Company maintain capital well in excess of the company action level required by their state insurance regulators. For RiverSource Life, the company action level RBC was $652 million as of December 31, 2010, and the corresponding total adjusted capital was $3.8 billion, which represents 585% of company action level RBC. For RiverSource Life of NY, the company action level RBC was $38 million as of December 31, 2010, and the corresponding total adjusted capital was $291 million, which represents 761% of company action level RBC. As of December 31, 2010, the company action level RBC was $141 million for IDS Property Casualty and $2 million for Ameriprise Insurance Company. As of December 31, 2010, IDS Property Casualty had $411 million of total adjusted capital, or 291% of the company action level RBC, and Ameriprise Insurance Company had $44 million of total adjusted capital, or 2200% of the company action level RBC.

Ameriprise Financial, as a direct and indirect owner of its insurance subsidiaries, is subject to the insurance holding companies laws of the states in which its insurance subsidiaries are domiciled. These laws generally require insurance holding companies to register with the insurance department of the insurance company's state of domicile and to provide certain financial and other information regarding the operations of the companies within the holding company structure. In addition, transactions between an insurance company and other companies within the same holding company structure must be on terms considered to be fair and reasonable.

Federal Banking Regulation

Ameriprise Bank is a federal savings bank subject to regulation by the Office of Thrift Supervision ("OTS"), which is the primary regulator of federal savings banks, and by the Federal Deposit Insurance Corporation ("FDIC") in its role as insurer of Ameriprise Bank's deposits. As a federally chartered bank, Ameriprise Bank is subject to numerous rules and regulations governing all aspects of the banking business, including lending practices and transactions with affiliates. Ameriprise Bank is also subject to specific capital rules. If Ameriprise Bank's capital falls below certain levels, the OTS is required to take remedial actions and may take other actions, including the imposition of limits on dividends or business activities, and a directive to us to divest the subsidiary. Ameriprise Bank is also subject to limits on capital distributions, including payment of dividends. In addition, an array of community reinvestment, fair lending, and other consumer protection laws and regulations apply to Ameriprise Bank. Either of the OTS or the FDIC may bring administrative enforcement actions against Ameriprise Bank or its officers, directors or employees if any of them are found to be in violation of the law or engaged in an unsafe or unsound practice.

As the controlling company of Ameriprise Bank, Ameriprise Financial is a savings and loan holding company that is subject to regulation, supervision and examination by the OTS. As a savings and loan holding company, Ameriprise Financial is not subject to specific statutory capital requirements. However, Ameriprise Financial has entered into a Source of Strength Agreement with Ameriprise Bank to reflect that it will commit such capital and managerial resources to support the subsidiary as the OTS may determine necessary under applicable regulations and supervisory standards. In the event of the appointment of a receiver or conservator for Ameriprise Bank, the FDIC would be entitled to enforce Ameriprise Financial's Source of Strength Agreement.

As a result of the Dodd-Frank Act, it is expected that the duties of the OTS with regard to the supervision of Ameriprise Bank will be transferred to the Office of the Comptroller of the Currency ("OCC"). It is also expected that the duties of the OTS with regard to the supervision of our holding company will be transferred to the Board of Governors for the Federal Reserve System ("FRB"). We expect that this transition will occur in 2011.

Parent Company Regulation

Ameriprise Financial is a publicly-traded company that is subject to the rules and regulations of the SEC and NYSE regarding public disclosure, financial reporting and internal controls and corporate governance principles. These rules and regulations were significantly enhanced in connection with the adoption of the Sarbanes-Oxley Act of 2002 and may continue to evolve in connection with the Dodd-Frank Act and other legislative and regulatory initiatives arising in connection with the recent economic crisis. As noted above, we expect the FRB to perform as supervisory regulator with respect to Ameriprise Financial once the transference of responsibilities of the OTS pursuant to the Dodd-Frank Act is complete.

We have operations in a number of geographical regions outside of the U.S. through Threadneedle and certain of our other subsidiaries. We monitor developments in European Union ("EU") legislation, as well as in the other markets in which we operate, to ensure that we comply with all applicable legal requirements, including EU directives applicable to financial institutions as implemented in the various member states. Because of the mix of business activities we conduct, we are continually assessing the impact of, and insuring compliance with, the EU Financial Conglomerates Directive, which contemplates that certain financial conglomerates involved in banking, insurance and investment activities will be subject to a system of supplementary supervision at the level of the holding company constituting the financial conglomerate. The directive requires financial conglomerates to, among other things, implement measures to prevent excessive leverage and multiple leveraging of capital and to maintain internal control processes to address risk concentrations as well as risks arising from significant intragroup transactions. The OTS has accepted our request that it be designated as our global consolidated supervisory regulator under the EU Financial Conglomerates Directive. We expect that the FRB will perform this function once the transference of responsibilities of the OTS pursuant to the Dodd-Frank Act is complete.

Privacy

Many aspects of our business are subject to increasingly comprehensive legal requirements by a multitude of different functional regulators concerning the use and protection of personal information, particularly that of clients, including those adopted pursuant to the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, an ever increasing number of state laws, and the European Union data protection legislation as domestically implemented in the respective EU member states. We have implemented policies and procedures in response to such requirements in the UK. We continue our efforts to safeguard the data entrusted to us in accordance with applicable law and our internal data protection policies, including taking steps to reduce the potential for identity theft or other improper use or disclosure of personal information, while seeking to collect and use data to properly achieve our business objectives and to best serve our clients.

USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the USA Patriot Act, was enacted in October 2001 in the wake of the September 11th terrorist attacks. The USA Patriot Act broadened substantially existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States. In response, we have enhanced our existing anti-money laundering programs and developed new procedures and programs. For example, we have implemented a customer identification program applicable to many of our businesses and have enhanced our "know your customer" and "enhanced due diligence" programs. In addition, we will continue to comply with anti-money laundering legislation in the UK derived from applicable EU directives and to take account of international initiatives adopted in other jurisdictions in which we conduct business.

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

You can also access our Investor Relations website through our main website at ameriprise.com by clicking on the "Investor Relations" link located at the bottom of our homepage. Information contained on our website is not incorporated by reference into this report or any other report filed with the SEC.

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

Our financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Many such factors of a global or localized nature include: political, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; technological changes and events; the availability and cost of credit; inflation; investor sentiment and confidence in the financial markets; terrorism events and armed conflicts; and natural disasters such as weather catastrophes and widespread health emergencies. Furthermore, changes in consumer economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, decreases in property values, and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact the results of our banking business and savings levels in all of our businesses. These factors also may have an impact on our ability to achieve our strategic objectives.

Although U.S. and global capital markets demonstrated signs of recovery in 2010, current market conditions remain precarious and any declines or volatility in U.S. and global market conditions would impact our businesses. Our businesses have been and in the future may be adversely affected by U.S. and global capital market and credit crises, the repricing of credit risk, equity market volatility and decline, and stress or recession in the U.S. and global economies generally. Each of our segments operates in these markets with exposure for ourselves and our clients in securities, loans, derivatives, alternative investments, seed capital and other commitments. It is difficult to predict how long and to what extent the aforementioned conditions will exist, which of our markets, products and businesses will be directly affected in terms of revenues, management fees and investment valuations and earnings, and to what extent our clients may seek to bring claims arising out of investment performance that is affected by these conditions. As a result, these factors could materially adversely impact our results of operations. Certain of our insurance and annuity products and certain of our investment and banking products are sensitive to interest rate fluctuations, and future impacts associated with such variations may differ from our historical costs. In addition, interest rate fluctuations could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of our variable annuity products. Although we typically hedge to mitigate some of the effect of such fluctuations, significant changes in interest rates could have a material adverse impact on our results of operations.

During periods of increasing market interest rates, we must offer higher crediting rates on interest-sensitive products, such as fixed universal life insurance, fixed annuities, face-amount certificates and certificates of deposit, and we must increase crediting rates on in force products to keep these products competitive. Because returns on invested assets may not increase as quickly as current interest rates, we may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies, annuity contracts and certificates of deposit and requests for policy loans, as policyholders, contractholders and depositors seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from our business. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage assets. These withdrawals and surrenders may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations. An increase in surrenders and withdrawals also may require us to accelerate amortization of deferred acquisition costs ("DAC") or other intangibles or cause an impairment of goodwill, which would increase our expenses and reduce our net earnings.

During periods of falling interest rates or stagnancy of low interest rates, our spread may be reduced or could become negative, primarily because some of our products have guaranteed minimum crediting rates. Due to the long-term nature of the liabilities associated with certain of our businesses, such as long-term care and fixed universal life with secondary guarantees as well as fixed annuities and guaranteed benefits on variable annuities, sustained declines in or stagnancy of low long-term interest rates may subject us to reinvestment risks and increased hedging costs.

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

Significant downturns and volatility in equity markets may have, and have in the past had, an adverse effect on our financial condition and results of operations. Market downturns and volatility may cause, and have caused, potential new purchasers of our products to refrain from purchasing products, such as mutual funds, OEICs, variable annuities and variable universal life insurance, which have returns linked to the performance of the equity markets. If we are unable to offer appropriate product alternatives which encourage customers to continue purchasing in the face of actual or perceived market volatility, our sales and management fee revenues could decline. Downturns may also cause current shareholders in our mutual funds and OEICs, contractholders in our annuity products and policyholders in our protection products to withdraw cash values from those products.

Additionally, downturns and volatility in equity markets can have, and have had, an adverse effect on the revenues and returns from our asset management services, wrap accounts and variable annuity contracts. Because the profitability of these products and services depends on fees related primarily to the value of assets under management, declines in the equity markets will reduce our revenues because the value of the investment assets we manage will be reduced. In addition, some of our variable annuity products contain guaranteed minimum death benefits and guaranteed minimum withdrawal and accumulation benefits. A significant equity market decline or volatility in equity markets could result in guaranteed minimum benefits being higher than what current account values would support, which would adversely affect our financial condition and results of operations. Although we have hedged a portion of the guarantees for the variable annuity contracts in order to mitigate the financial loss of equity market declines or volatility, there can be no assurance that such a decline or volatility would not materially impact the profitability of certain products or product lines or our financial condition or results of operations. Further, the cost of hedging our liability for these guarantees may increase as a result of low interest rates and volatility in the equity markets. In addition, heightened volatility creates greater uncertainty for future hedging effectiveness.

We believe that investment performance is an important factor in the success of many of our businesses. Poor investment performance could impair our revenues and earnings, as well as our prospects for growth. A significant portion of our revenue is derived from investment management agreements with the Columbia family of mutual funds that are terminable on 60 days' notice. In addition, although some contracts governing investment management services are subject to termination for failure to meet performance benchmarks, institutional and individual clients can terminate their relationships with us or our financial advisors at will or on relatively short notice. Our clients can also reduce the aggregate amount of managed assets or shift their funds to other types of accounts with different rate structures, for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences, changes in our (or our financial advisors') reputation in the marketplace, changes in client management or ownership, loss of key investment management personnel and financial market performance. A reduction in managed assets, and the associated decrease in revenues and earnings, could have a material adverse effect on our business. Moreover, if our money market funds experience a decline in market value, we may choose to contribute capital to those funds without consideration, which would result in a loss.

In addition, during periods of unfavorable or stagnating market or economic conditions, the level of individual investor participation in the global markets may also decrease, which would negatively impact the results of our retail businesses. Concerns about current market and economic conditions, declining real estate values and decreased consumer confidence have caused and in the future may cause some of our clients to reduce the amount of business that they do with us. We cannot predict whether or the extent to which improvements in market conditions and consumer confidence experienced in 2010 will continue. Fluctuations in global market activity could impact the flow of investment capital into or from assets under management and the way customers allocate capital among money market, equity, fixed maturity or other investment alternatives, which could negatively impact our Asset Management, Advice & Wealth Management and Annuities businesses. Also, during periods of unfavorable economic conditions, unemployment rates can increase, and have increased, which can result in higher loan delinquency and default rates, and this can have a negative impact on our banking business. Uncertain economic conditions and heightened market volatility may also increase the likelihood that clients or regulators present or threaten legal claims, that regulators may increase the frequency and scope of their examinations of us or the financial services industry generally, and that lawmakers enact new requirements or taxation which have a material impact on our revenues, expenses or statutory capital requirements.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital.

The capital and credit markets may experience, and have experienced, varying degrees of volatility and disruption. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We need liquidity to pay our operating expenses, interest expenses and dividends on our capital stock. Without sufficient liquidity, we could be required to curtail our operations, and our business would suffer.

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

Many transactions with and investments in the products and securities of other financial institutions expose us to credit risk in the event of default of our counterparty. With respect to secured transactions, our credit risk may be exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to it. We also have exposure to financial institutions in the form of unsecured debt instruments, derivative transactions (including with respect to derivatives hedging our exposure on variable annuity contracts with guaranteed benefits), reinsurance and underwriting arrangements and equity investments. There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely impact our business and results of operations.

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

Our insurance companies are required by law to be members of the guaranty fund association in every state where they are licensed to do business. In the event of insolvency of one or more unaffiliated insurance companies, our insurance companies could be adversely affected by the requirement to pay assessments to the guaranty fund associations. The financial crisis of 2008 and 2009 weakened the financial condition of numerous insurers, including insurers currently in receiverships, increasing the risk of triggering guaranty fund assessments.

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

On July 21, 2010, the Dodd-Frank Act was enacted into law. The Dodd-Frank Act calls for sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act became effective immediately, though the details of many provisions are subject to additional studies and will not be known until final rules are adopted by applicable regulatory agencies. The impact of the Dodd-Frank Act on our company, the financial industry and the economy cannot be known until all such rules and regulations called for under the Act have been finalized, and, in some cases, implemented over time.

Accordingly, while the final contours of these reforms are not yet known, the Act is expected to impact the manner in which we market our products and services, manage our company and its operations and interact with regulators, all of which could materially impact our results of operations, financial condition and liquidity. Certain provisions of the Dodd-Frank Act that may impact our business include but are not limited to restrictions on proprietary trading and investing in or sponsoring certain types of funds, the establishment of a fiduciary standard for broker-dealers, the imposition of capital requirements on financial holding companies, the resolution authority granted to the FDIC, changes in regulatory oversight and greater oversight over derivatives trading. We will need to respond to changes to the framework for the supervision of U.S. financial institutions, including the creation of the Financial Stability Oversight Counsel ("FSOC") and the abolishment of the OTS, which has been the primary regulator of both our banking subsidiary and our holding company. For example, if we were to be designated by FSOC as a systemically important financial institution, we may become subject to additional regulatory oversight and enhanced prudential standards, including those related to capital requirements and risk management standards at the parent company level. To the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.

It is uncertain whether the Dodd-Frank Act, the rules and regulations developed thereunder, or any future legislation designed to stabilize the financial markets, the economy generally, or provide better protections to consumers, will have the desired effect. Any new legislation or regulatory changes could require us to change certain of our business practices, impose additional costs on us, or otherwise adversely affect our business operations, regulatory reporting relationships, results of operations or financial condition. Consequences may include substantially higher compliance costs as well as material effects on interest rates and foreign exchange rates, which could materially impact our investments, results of operations and liquidity in ways that we cannot predict. In addition, prolonged government support for, and intervention in the management of, private institutions could distort customary and expected commercial behavior on the part of those institutions, adversely impacting us.

Changes in accounting standards could have a material impact on our financial statements.

We prepare our financial statements in accordance with U.S. generally accepted accounting principles. From time to time, the Financial Accounting Standards Board ("FASB"), the SEC, and other regulators change the financial accounting and reporting standards governing the preparation of our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. These changes are difficult to predict, and it is possible that such changes could have a material effect on our financial condition and results of operations.

Defaults in our fixed maturity securities portfolio or consumer credit products could adversely affect our earnings.

Issuers of the fixed maturity securities that we own may default on principal and interest payments. As of December 31, 2010, 5% of our invested assets had ratings below investment-grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, that default on their debt obligations. Default-related declines in the value of our fixed maturity securities portfolio or consumer credit products could cause our net earnings to decline and could also cause us to contribute capital to some of our regulated subsidiaries, which may require us to obtain funding during periods of unfavorable market conditions. Higher delinquency and default rates in our bank's customer loan portfolio could require us to contribute capital to Ameriprise Bank and may result in additional restrictions from our regulators that impact the use and access to that capital.

If the counterparties to our reinsurance arrangements or to the derivative instruments we use to hedge our business risks default, we may be exposed to risks we had sought to mitigate, which could adversely affect our financial condition and results of operations.

We use reinsurance to mitigate our risks in various circumstances as described in Item 1 of this Annual Report on Form 10-K—"Business—Our Segments—Protection—Reinsurance." Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit and performance risk with respect to our reinsurers. A reinsurer's insolvency or its inability or unwillingness to make payments under the terms of our reinsurance agreement could have a material adverse effect on our financial condition and results of operations. See Notes 2 and 7 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In addition, we use a variety of derivative instruments (including options, forwards, and interest rate and currency swaps) with a number of counterparties to hedge business risks. The amount and breadth of exposure to derivative counterparties, as well as the cost of derivative instruments, have increased significantly in connection with our strategies to hedge guaranteed benefit obligations under our variable annuity products. If our counterparties fail to honor their obligations under the derivative instruments in a timely manner, our hedges of the related risk will be ineffective. That failure could have a material adverse effect on our financial condition and results of operations. This risk of failure of our hedge transactions from counterparty default may be increased by capital market volatility.

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

We invest a portion of our owned assets in certain privately placed fixed income securities, mortgage loans, policy loans, limited partnership interests, collateralized debt obligations and restricted investments held by securitization trusts, among others, all of which are relatively illiquid. These asset classes represented 12% of the carrying value of our investment portfolio as of December 31, 2010. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than we would otherwise have been able to realize, or both, which could have an adverse effect on our financial condition and results of operations.

Intense competition and the economics of changes in our product revenue mix and distribution channels could negatively impact our ability to maintain or increase our market share and profitability.

Our businesses operate in intensely competitive industry segments. We compete based on a number of factors, including name recognition, service, the quality of investment advice, investment performance, product features, price, perceived financial strength, and claims-paying ability and credit ratings. Our competitors include broker-dealers, banks, asset managers, insurers and other financial institutions. Many of our businesses face competitors that have greater market share, offer a broader range of products, have greater financial resources, or have higher claims-paying ability or credit ratings than we do. Some of our competitors may possess or acquire intellectual property rights that could provide a competitive advantage to them in certain markets or for certain products, which could make it more difficult for us to introduce new products and services. Some of our competitors' proprietary products or technology could be similar to our own, and this could result in disputes that could impact our financial condition or results of operations. In addition, over time certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms. This convergence could result in our competitors gaining greater resources and we may experience pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices.

Historically, our branded advisor network (both franchisee advisors and those employed by AFSI) distributed annuity and protection products issued almost exclusively (in the case of annuities) or predominantly (in the case of protection products) by our RiverSource Life companies. In 2010, we expanded the offerings available to all of our branded advisors to include variable annuities issued by a limited number of unaffiliated insurance companies. As a result of this and further openings of our branded advisor network to the products of other companies, we could experience lower sales of our companies' products, higher surrenders, or other developments which might not be fully offset by higher distribution revenues or other benefits, possibly resulting in an adverse effect on our results of operations.

In late 2010, we discontinued the distribution of RiverSource variable annuities through third-party channels. This could impact the persistency of business sold previously through these channels, possibly resulting in the acceleration of DAC amortization or other adverse effects on our results of operations.

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

Our continued success depends to a substantial degree on our ability to attract and retain qualified personnel. We are dependent on our network of branded advisors for a significant portion of the sales of our mutual funds, annuities, face-amount certificates, banking and insurance products. The market for these financial advisors, as well as management talent, qualified legal and compliance professionals, fund managers, and investment analysts is extremely competitive. If we are unable to attract and retain qualified individuals or our recruiting and retention costs increase significantly, our financial condition and results of operations could be materially adversely impacted.

Our businesses are heavily regulated, and changes to the laws and regulations applicable to our businesses may have an adverse effect on our operations, reputation and financial condition.

Virtually all aspects of our business, including the activities of our parent company and our various subsidiaries, are subject to various federal, state and foreign laws and regulations. For a discussion of the regulatory framework in which we operate, see Item 1 of this Annual Report on Form 10-K—"Business—Regulation." Compliance with these applicable laws and regulations is time-consuming and personnel-intensive, and we have invested and will continue to invest substantial resources to ensure compliance by our parent company and our subsidiaries, directors, officers, employees, registered representatives and agents. Any changes to the laws and regulations applicable to our businesses, as well as changes to the interpretation and enforcement of such laws and regulations, may affect our operations and financial condition. Such changes may impact our operations and profitability and the practices of our financial advisors, including with respect to the scope of products and services provided, the manner in which products and services are marketed and sold and the incurrence of additional costs of doing business. The recent economic crisis has resulted in numerous changes to regulation and oversight of the financial industry, the full impact of which has yet to be realized. Any incremental requirements, costs and risks imposed on us in connection with such current or future legislative or regulatory changes, may constrain our ability to market our products and services to our target demographic and potential customers, and could negatively impact our profitability and make it more difficult for us to pursue our growth strategy.

Certain examples of legislative and regulatory changes that may impact our businesses are described further below.

As discussed in Item 1 of this Annual Report on Form 10-K—"Business—Regulation", the recently enacted Dodd-Frank Act calls for sweeping changes in the supervision and regulation of the financial industry. The Dodd-Frank Act mandates numerous changes to both the regulatory framework in which financial services companies operate and the specific regulations with which such companies must comply. Amongst the changes to the regulatory framework are the abolishment of the OTS and the transition of its responsibilities to other federal agencies. As a result, the OCC will become the primary regulator of Ameriprise Bank and the FRB will become the primary regulator of our parent company. We cannot predict how the transition to these new regulatory agencies, or the environment for enforcement actions, will impact us.

Any mandated reductions or restructuring of the fees we charge for our products and services resulting from regulatory initiatives or proceedings could reduce our revenues and earnings. In the years ended December 31, 2010, 2009 and 2008, we earned $1.7 billion, $1.4 billion and $1.6 billion, respectively, in distribution fees. A significant portion of these revenues was paid to us by our own Columbia family of mutual funds in accordance with plans and agreements of distribution adopted under Rule 12b-1 promulgated under the Investment Company Act. We believe that these fees are a critical element in the distribution of our own mutual funds. In July 2010, the SEC proposed certain measures that would establish a new framework to replace the requirements of Rule 12b-1. The proposed changes are subject to public comment and, following any enactment, would be phased in over a number of years. Any industry-wide reduction or restructuring of Rule 12b-1 fees could have a material adverse effect on our ability to distribute our own mutual funds and the fees we receive for distributing other companies' mutual funds, which could, in turn, have a material adverse effect on our revenues and earnings.

The Department of Labor issued proposed regulations on October 22, 2010 seeking to change the definition of who is a fiduciary with respect to Investment Advice under ERISA, which applies to both 401(k) plans and IRAs. These regulations are in proposed form and have not yet been finalized. We cannot predict whether or when the regulations may be finalized, or how any final regulations may differ from the currently proposed regulations. If the regulations were to be issued substantially as currently drafted, they could impact how we receive fees, as well as how we compensate our advisors and design our investments and services for qualified accounts, which could negatively impact our results of operations.

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

We have made acquisitions in the past and may pursue further acquisitions in the future. We face a number of risks arising from acquisition transactions, including difficulties in the integration of acquired businesses into our operations, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing customers of the acquired entities, unforeseen liabilities that arise in connection with the acquired businesses, the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations for the acquired businesses. These risks may prevent us from realizing the expected benefits from acquisitions and could result in the impairment of goodwill and/or intangible assets recognized at the time of acquisition.

A failure to protect our reputation could adversely affect our businesses.

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

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our operations, both domestically and internationally. Various regulatory and governmental bodies have the authority to review our products and business practices and those of our employees and independent financial advisors and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our employees or affiliated financial advisors, are improper. Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the industries and businesses in which we operate. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. See Item 3 of this Annual Report on Form 10-K—"Legal Proceedings." In or as a result of turbulent times such as those we have experienced, the volume of claims and amount of damages sought in litigation and regulatory proceedings generally increase. Substantial legal liability in current or future legal or regulatory actions could have a material adverse financial effect or cause significant reputational harm, which in turn could seriously harm our business prospects.

A downgrade or a potential downgrade in our financial strength or credit ratings could adversely affect our financial condition and results of operations.

Financial strength ratings, which various ratings organizations publish as a measure of an insurance company's ability to meet contractholder and policyholder obligations, are important to maintain public confidence in our products, the ability to market our products and our competitive position. A downgrade in our financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on our financial condition and results of operations in many ways, including:

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

If our reserves for future policy benefits and claims or for our bank lending portfolio or for future certificate redemptions and maturities are inadequate, we may be required to increase our reserve liabilities, which would adversely affect our results of operations and financial condition.

We establish reserves as estimates of our liabilities to provide for future obligations under our insurance policies, annuities and investment certificate contracts. We also establish reserves as estimates of the potential for loan losses in our consumer lending portfolios. Reserves do not represent an exact calculation but, rather, are estimates of contract benefits or loan losses and related expenses we expect to incur over time. The assumptions and estimates we make in establishing reserves require certain judgments about future experience and, therefore, are inherently uncertain. We cannot determine with precision the actual amounts that we will pay for contract benefits, the timing of payments, or whether the assets supporting our stated reserves will increase to the levels we estimate before payment of benefits or claims. We monitor our reserve levels continually. If we were to conclude that our reserves are insufficient to cover actual or expected contract benefits or loan collections, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition. For more information on how we set our reserves, see Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

For our long term care insurance and universal life insurance policies with secondary guarantees, as well as variable annuities with guaranteed minimum withdrawal benefits, actual persistency that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain in force longer than we assumed, then we could be required to make greater benefit payments than we had anticipated when we priced or partially reinsured these products. Some of our long term care insurance policies have experienced higher persistency and poorer loss experience than we had assumed, which led us to increase premium rates on certain of these policies.

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

We may be required to accelerate the amortization of DAC, which would increase our expenses and reduce profitability.

DAC represent the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity, life and disability income insurance and, to a lesser extent, marketing and promotional expenses for personal auto and home insurance, and distribution expense for certain mutual fund products. For annuity and universal life products, DAC are amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business. For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period. For certain mutual fund products, we generally amortize DAC over fixed periods on a straight-line basis, adjusted for redemptions.

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

For more information regarding DAC, see Part II, Item 7 of this Annual Report on Form 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Deferred Acquisition Costs and Deferred Sales Inducement Costs" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements."

The occurrence of natural or man-made disasters and catastrophes could adversely affect our results of operations and financial condition.

The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, severe winter weather, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect our results of operations or financial condition. Such disasters and catastrophes may impact us directly by damaging our facilities, preventing our employees and financial advisors from performing their roles or otherwise disturbing our ordinary business operations and by impacting insurance claims, as described below. Such disasters and catastrophes may also impact us indirectly by changing the condition and behaviors of our customers, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets.

The effects of natural and man-made disasters and catastrophes on certain of our businesses include but are not limited to the following: a catastrophic loss of life may materially increase the amount of or accelerate the timing in which benefits are paid under our insurance policies; significant property damage may materially increase the amount of claims submitted under our property casualty insurance policies; an increase in claims and any resulting increase in claims reserves caused by a disaster may harm the financial condition of our reinsurers, thereby impacting the cost and availability of reinsurance and the probability of default on reinsurance recoveries; and declines and volatility in the financial markets may decrease the value of our owned, managed and administered assets, which would harm our financial condition and reduce our management fees.

We cannot predict the timing and frequency with which natural and man-made disasters and catastrophes may occur, nor can we predict the impact that changing climate conditions may have on the frequency and severity of natural disasters such as hurricanes. As such, we cannot be sure that our actions to identify and mitigate the risks associated with such disasters and catastrophes, including predictive modeling, establishing liabilities for expected claims, acquiring insurance and reinsurance and developing business continuity plans, will be effective.

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

We act as a holding company for our subsidiaries, through which substantially all of our operations are conducted. Dividends from our subsidiaries and permitted payments to us under our intercompany arrangements with our subsidiaries are our principal sources of cash to pay shareholder dividends and to meet our other financial obligations. These obligations include our operating expenses and interest and principal on our borrowings. If the cash we receive from our subsidiaries pursuant to dividend payment and intercompany arrangements is insufficient for us to fund any of these obligations, we may be required to raise cash through the incurrence of additional debt, the issuance of additional equity or the sale of assets. If any of this happens, it could adversely impact our financial condition and results of operations.

Insurance, banking and securities laws and regulations regulate the ability of many of our subsidiaries (such as our insurance, banking and brokerage subsidiaries and our face-amount certificate company) to pay dividends or make other permitted payments. See Item 1 of this Annual Report on Form 10-K—"Regulation" as well as the information contained in Part II, Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." In addition to the various regulatory restrictions that constrain our subsidiaries' ability to pay dividends or make other permitted payments to our company, the rating organizations impose various capital requirements on our company and our insurance company subsidiaries in order for us to maintain our ratings and the ratings of our insurance subsidiaries. The value of assets on the company-level balance sheets of our subsidiaries is a significant factor in determining these restrictions and capital requirements. As asset values decline, our and our subsidiaries' ability to pay dividends or make other permitted payments can be reduced. Additionally, the various asset classes held by our subsidiaries, and used in determining required capital levels, are weighted differently or are restricted as to the proportion in which they may be held depending upon their liquidity, credit risk and other factors. Volatility in relative asset values among different asset classes can alter the proportion of our subsidiaries' holdings in those classes, which could increase required capital and constrain our and our subsidiaries' ability to pay dividends or make other permitted payments. The regulatory capital requirements and dividend-paying ability of our subsidiaries may also be affected by a change in the mix of products sold by such subsidiaries. For example, fixed annuities typically require more capital than variable annuities, and an increase in the proportion of fixed annuities sold in relation to variable annuities could increase the regulatory capital requirements of our life insurance subsidiaries. This may reduce the dividends or other permitted payments which could be made from those subsidiaries in the near term without the rating organizations viewing this negatively. Further, the capital requirements imposed upon our subsidiaries may be impacted by heightened regulatory scrutiny and intervention, which could negatively affect our and our subsidiaries' ability to pay dividends or make other permitted payments. Additionally, in the past we have found it necessary to provide support to certain of our subsidiaries in order to maintain adequate capital for regulatory or other purposes and we may provide such support in the future. The provision of such support could adversely affect our excess capital, liquidity, and the dividends or other permitted payments received from our subsidiaries.

The operation of our business in foreign markets and our investments in non-U.S. denominated securities and investment products subjects us to exchange rate and other risks in connection with earnings and income generated overseas.

While we are a U.S.-based company, a portion of our business operations occur outside of the U.S. and some of our investments are not denominated in U.S. dollars. As a result, we are exposed to certain foreign currency exchange risks that could reduce U.S. dollar equivalent earnings as well as negatively impact our general account and other proprietary investment portfolios. Appreciation of the U.S. dollar could unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments and investments in foreign subsidiaries. In comparison, depreciation of the U.S. dollar could positively affect our net income from foreign operations and the value of non-U.S. dollar denominated investments, though such depreciation could also diminish investor, creditor and rating organizations perceptions of our company compared to peer companies that have a relatively greater proportion of foreign operations or investments.

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

•
changes in accounting standards applicable to our businesses and the financial services industry; and

•
changes in general economic or market conditions.

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

Our certificate of incorporation and bylaws and Delaware law contain provisions intended to deter coercive takeover practices and inadequate takeover bids by making them unacceptably expensive to the raider and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•
a board of directors that is divided into three classes with staggered terms, however, in 2010, our shareholders approved an amendment to our certificate of incorporation that provides for the annual election of all directors beginning at our 2013 annual meeting of shareholders;

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We operate our business from two principal locations, both of which are located in Minneapolis, Minnesota: the Ameriprise Financial Center, an 848,000 square foot building that we lease, and our 885,000 square foot Client Service Center, which we own. Each of these principal locations meets high environmental standards: The Client Service Center has achieved the U.S. Green Building Council ("USGBC") LEED Gold Certification, and the Ameriprise Financial Center has achieved USGBC LEED Silver Certification. Our lease term for the Ameriprise Financial Center began in November 2000 and is for 20 years, with several options to extend the term. Our aggregate annual rent for the Ameriprise Financial Center is $15 million. Ameriprise Financial, Inc. owns the 171,000 square foot Oak Ridge Conference Center, a training facility and conference center in Chaska, Minnesota, which can also serve as a disaster recovery site, if necessary. We also lease space in an operations center located in Minneapolis, and we occupy space in a second operations center located in Phoenix, Arizona.

Our property and casualty subsidiary, Ameriprise Auto and Home Insurance, leases approximately 142,000 square feet at its corporate headquarters in DePere, Wisconsin, a suburb of Green Bay. The lease has a ten-year term expiring in 2014 with an option to renew the lease for up to six renewal terms of five years each. They also lease a 34,000 square foot office space in Phoenix, Arizona with a lease term expiring in 2014.

SAI leases its corporate headquarters, containing approximately 80,000 square feet, in LaVista, Nebraska, a suburb of Omaha, under a lease that runs through January 31, 2018 with renewal options. SAI also maintains data centers and disaster recovery facilities in Omaha, Nebraska and Kansas City, Missouri.

Threadneedle leases one office facility in London, England and one in Swindon, England. It is the sole tenant of its London office, a 60,410 square foot building, under a lease expiring in June 2018. Threadneedle also leases property in Frankfurt, Germany, Hong Kong, Luxembourg, Singapore and Australia and rents offices in a number of other European cities, and Dubai to support its global operations.

Columbia Management leases offices in New York City containing approximately 90,000 square feet under a lease expiring in 2019 and, in first quarter 2011, will relocate from Bank of America facilities in Boston to its own space in Boston containing approximately 156,000 square feet under a lease that expires in 2021. In addition, Seligman occupies a space of 11,425 square feet in Menlo Park, California under a lease that expires in 2023, and Columbia Wanger leases 48,000 square feet in Chicago, Illinois under a lease that expires in 2019.

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

Item 3. Legal Proceedings.

The Company and its subsidiaries are involved in the normal course of business in legal, regulatory and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of its activities as a diversified financial services firm. These include proceedings specific to the Company as well as proceedings generally applicable to business practices in the industries in which it operates. The Company can also be subject to litigation arising out of its general business activities, such as its investments, contracts, leases and employment relationships. Uncertain economic conditions, heightened volatility in the financial markets, such as those which have been experienced from the latter part of 2007 through 2009, and significant recently enacted financial reform legislation may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the financial services industry generally.

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company's businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the FINRA, the OTS, state insurance and securities regulators, state attorneys general and various other governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company's business activities and practices, and the practices of the Company's financial advisors. During recent periods, the Company has received information requests or inquiries regarding certain pending matters, including: sales and product or service features of, or disclosures pertaining to, mutual funds, annuities, equity and fixed income securities, insurance products, brokerage services, financial plans and other advice offerings; trading practices within the Company's asset management business, supervision of the Company's financial advisors; supervisory practices in connection with financial advisors' outside business activities; sales practices and supervision associated with the sale of fixed and variable annuities and non-exchange traded (or "private placement") securities; information security; the delivery of financial plans and the suitability of investments and product selection processes. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

These legal and regulatory proceedings and disputes are subject to uncertainties and, as such, the Company is unable to predict the ultimate resolution or range of loss that may result. An adverse outcome in one or more of these proceedings could result in adverse judgments, settlements, fines, penalties or other relief, in addition to further claims, examinations or adverse publicity that could have a material adverse effect on the Company's consolidated financial condition or results of operations.

Certain legal and regulatory proceedings are described below.

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona, and was later transferred to the United States District Court for the District of Minnesota. The plaintiffs alleged that they were investors in several of the Company's mutual funds and they purported to bring the action derivatively on behalf of those funds under the Investment Company Act. The plaintiffs alleged that fees allegedly paid to the defendants by the funds for investment advisory and administrative services were excessive. Plaintiffs seek an order declaring that defendants have violated the '40 Act and awarding unspecified damages including excessive fees allegedly paid plus interest and other costs. On July 6, 2007, the district court granted the Company's motion for summary judgment, dismissing all claims with prejudice. Plaintiffs appealed the district court's decision, and on April 8, 2009, the U.S. Court of Appeals for the Eighth Circuit reversed the district court's decision, and remanded the case for further proceedings. The Company filed with the United States Supreme Court a Petition for Writ of Certiorari to review the judgment of the Court of Appeals in this case in light of the Supreme Courts anticipated review of a similar excessive fee case captioned Jones v. Harris Associates. On March 30, 2010, the Supreme Court issued its ruling in Jones v. Harris Associates, and on April 5, 2010, the Supreme Court vacated the Eighth Circuit's decision in this case and remanded it to the Eighth Circuit for further consideration in light of the Supreme Court's decision in Jones v. Harris Associates. Without any further briefing or argument, on June 4, 2010, the Eighth Circuit remanded the case to the district court for further consideration in light of the Supreme Court's decision in Jones v. Harris Associates. The district court ordered briefing and heard oral argument on September 22, 2010 on the impact of the Jones v. Harris Associates decision. On December 8, 2010, the district court re-entered its July 2007 order granting summary judgment in favor of the Company. On January 10, 2011, plaintiffs filed a notice of appeal with the Eighth Circuit.

In July 2009, two issuers of private placement interests (Medical Capital Holdings, Inc./Medical Capital Corporation and affiliated corporations and Provident Shale Royalties, LLC and affiliated corporations) sold by the Company's subsidiary Securities America, Inc. ("SAI") were the subject of SEC actions (brought against those entities and individuals associated with them), which has resulted in the filing of several putative class action lawsuits naming both SAI and Ameriprise Financial, as well as related regulatory inquiries. Approximately $400 million of Medical Capital and Provident Shale investments made by SAI clients are outstanding and currently in default. On January 26, 2010, the Commonwealth of Massachusetts filed an Administrative Complaint against SAI, which is being adjudicated in an administrative hearing that is expected to conclude during the second quarter of 2011. A significant volume of FINRA arbitrations have been brought against SAI. Several of them have been settled, and there has been one adverse ruling, but most are scheduled throughout the course of 2011 and 2012. The putative class actions and arbitrations generally allege violations of state and/or federal securities laws in connection with SAI's sales of these private placement interests. These actions were commenced in September 2009 and thereafter. The Medical Capital-related class actions were centralized and moved to the Central District of California by order of the United States Judicial Panel on Multidistrict Litigation under the caption "In re: Medical Capital Securities Litigation." The Provident Shale-related class actions remain pending in Texas federal court. On June 22, 2010, the Liquidating Trustee of the Provident Liquidating Trust filed an adversary action ("Liquidating Trustee Action") in the Provident bankruptcy proceeding naming SAI on behalf of both the Provident Liquidating Trust and a number of individual Provident investors who are alleged to have assigned their claims. The Liquidating Trustee Action generally alleges the same types of claims as are alleged in the Provident class actions as well as a claim under the Bankruptcy Code. The Liquidating Trustee Action has been moved from bankruptcy court to the Texas federal court with the other Provident class actions. Motions to dismiss are pending in both the Provident Shale and Medical Capital class actions, but on January 24, 2011 the Medical Capital Class Action was temporarily transferred to the Northern District of Texas, where the Provident class action is pending, so that coordinated settlement negotiations can be conducted under that single Court's supervision. On February 17, 2011, the named plaintiffs to the class actions filed with the Court a Settlement Agreement and Motion for Preliminary Approval of Class Action Settlement, seeking the court's approval of agreed-upon settlement terms. A preliminary approval hearing has been set for March 18, 2011, and the judge has issued a temporary restraining order which stays pending arbitration matters scheduled through this date.

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades principally on The New York Stock Exchange under the trading symbol AMP. As of February 16, 2011, we had approximately 24,915 common shareholders of record. Price and dividend information concerning our common shares may be found in Note 28 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Information comparing the cumulative total shareholder return on our common stock to the cumulative total return for certain indices is set forth under the heading "Performance Graph" provided in our 2010 Annual Report to Shareholders and is incorporated herein by reference.

We are primarily a holding company and, as a result, our ability to pay dividends in the future will depend on receiving dividends from our subsidiaries. For information regarding our ability to pay dividends, see the information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" contained in Part II, Item 7 of this Annual Report on Form 10-K.

Share Repurchases

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the fourth quarter of 2010:

			(c)
	(a)		Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	(d)
	Total Number of Shares Purchased	(b)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Period		Average Price Paid Per Share

October 1 to October 31, 2010
Share repurchase program(1)	1,135,168	$50.26	1,135,168	$1,070,052,902
Employee transactions(2)	3,898	$47.76	N/A	N/A
November 1 to November 30, 2010
Share repurchase program(1)	1,605,015	$52.03	1,605,015	$986,538,464
Employee transactions(2)	11,528	$52.83	N/A	N/A
December 1 to December 31, 2010
Share repurchase program(1)	1,054,603	$56.76	1,054,603	$926,679,947
Employee transactions(2)	432	$52.06	N/A	N/A

Totals
Share repurchase program	3,794,786	$52.82	3,794,786
Employee transactions	15,858	$51.56	N/A

	3,810,644		3,794,786

N/A Not applicable.

(1)
On May 11, 2010, we announced that our Board of Directors authorized us to repurchase up to $1.5 billion worth of our common stock through the date of the company's 2012 annual shareholders meeting. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.

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

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial information from our audited Consolidated Financial Statements as of December 31, 2010, 2009, 2008, 2007 and 2006 and for the five-year period ended December 31, 2010. Certain prior year amounts have been reclassified to conform to the current year's presentation. On April 30, 2010, we acquired the long-term asset management business of Columbia Management Group. Results presented below include the results of this business after the date of acquisition. The selected financial data presented below should be read in conjunction with our Consolidated Financial Statements and Notes included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years Ended December 31,
	2010	2009	2008		2007(1)	2006(1)

	(in millions, except per share data)
Income Statement Data:
Total net revenues	$9,976	$7,805	$6,918		$8,506	$7,985
Total expenses	8,382	6,885	7,341		7,498	7,123

Pretax income (loss)	1,594	920	(423)		1,008	862
Income tax provision (benefit)	334	183	(333)		202	166

Net income (loss)	1,260	737	(90)		806	696
Less: Net income (loss) attributable to noncontrolling interests	163	15	(54)		(8)	65

Net income (loss) attributable to Ameriprise Financial	$1,097	$722	$(36)		$814	$631

Earnings (Loss) Per Share Attributable to Ameriprise Financial, Inc. Common Shareholders:
Basic	$4.26	$2.98	$(0.16)		$3.45	$2.56
Diluted	4.18	2.95	(0.16	)(2)	3.39	2.54
Cash Dividends Paid Per Common Share	0.71	0.68	0.64		0.56	0.44
Cash Dividends Paid	183	164	143		133	108

	December 31,
	2010	2009	2008	2007	2006

	(in millions)
Balance Sheet Data:(3)
Investments	$37,053	$36,938	$27,510	$30,479	$35,154
Separate account assets	68,330	58,129	44,746	61,974	53,848
Total assets before consolidated investment entities	124,321	112,671	95,188	108,358	103,502
Future policy benefits and claims	30,208	30,886	29,293	27,446	30,031
Separate account liabilities	68,330	58,129	44,746	61,974	53,848
Customer deposits	8,779	8,554	8,229	6,206	6,688
Long-term debt	2,317	1,868	1,963	2,018	2,019
Short-term borrowings	397	—	—	—	—
Total liabilities before consolidated investment entities	114,183	103,448	89,030	100,795	95,657
Total Ameriprise Financial, Inc. shareholders' equity(4)	10,725	9,269	6,174	7,802	7,925

(1)
During 2007 and 2006, we recorded non-recurring separation costs as a result of our separation from American Express. During the years ended December 31, 2007 and 2006, $236 million ($154 million after-tax) and $361 million ($235 million after-tax), respectively, of such costs were incurred. These costs were primarily associated with establishing the Ameriprise Financial brand, separating and reestablishing our technology platforms and advisor and employee retention programs.

(2)
Diluted shares used in this calculation represent basic shares due to the net loss. Using actual diluted shares would result in anti-dilution.

(3)
Balance Sheet data represents assets and liabilities before consolidated investment entities, as reported on our Consolidated Balance Sheets.

(4)
Total Ameriprise Financial, Inc. shareholders' equity for 2007, 2008 and 2009 was adjusted for a change in accounting method, as described in Note 1 to our Consolidated Financial Statements.

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

Overview

We provide financial planning, products and services that are designed to be utilized as solutions for our clients' cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs. Our model for delivering these solutions is centered on building long-term personal relationships between our affiliated advisors and clients, and in the case of our products distributed through unaffiliated advisors, by supporting those advisors in building strong client relationships. We believe that our focus on personal relationships, together with our strengths in financial planning and product development and distribution, allow us to fully address the evolving financial needs of our clients and our primary target market segment, the mass affluent and affluent, which we define as households with investable assets of more than $100,000.

Our branded affiliated advisors' financial planning and advisory process is designed to provide comprehensive advice that focuses on all aspects of our clients' finances. This approach allows us to recommend actions and a broad range of product solutions consisting of investment, annuity, insurance, banking and other financial products that can help clients attain over time a return or form of protection while accepting what they determine to be an appropriate range and level of risk. Our approach puts us in a strong position to capitalize on significant demographic and market trends, which we believe will continue to drive increased demand for our financial planning and other financial services. Our emphasis on deep client-advisor relationships has been central to the success of our business model through the extreme market conditions of the past few years, and we believe it will help us to navigate future market and economic cycles.

Our multi-platform network of affiliated financial advisors is the primary means by which we develop personal relationships with retail clients. As of December 31, 2010, we had a network of more than 11,400 financial advisors and registered representatives ("affiliated financial advisors"). We refer to the affiliated financial advisors who use our brand name as our branded advisors, and those who do not use our brand name but who are affiliated as registered representatives of ours, as our unbranded advisors. The financial product solutions we offer through our affiliated advisors include both our own products and services and the products of other companies. Our branded advisor network is the primary distribution channel through which we offer our life insurance and annuity products and services, as well as a range of banking and protection products. We offer our branded advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in delivering advice and product solutions to clients. We support unaffiliated advisors with sales and service support and our solutions which they provide to clients. We believe our approach not only improves the products and services we provide to their clients, but also allows us to reinvest in enhanced services for clients and increase support for financial advisors. Our integrated model of financial planning, diversified product manufacturing and affiliated and non-affiliated product distribution affords us a deep understanding of our clients, which allows us to better manage the risk profile of our businesses. We believe our focus on meeting clients' needs through personal financial planning results in more satisfied clients with deeper, longer lasting relationships with our company and higher retention of our experienced financial advisors.

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

We continue to establish Ameriprise Financial as a financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by our continued leadership in financial planning, a client retention percentage rate of 93% and our status as a top ten ranked firm within core portions of our four main operating segments, including the size of our U.S. advisor force, long-term U.S. mutual funds, variable annuities and variable universal life ("VUL") insurance.

Equity price, credit market and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the "spread" income generated on our annuities, banking and deposit products and universal life ("UL") insurance products, the value of deferred acquisition costs ("DAC") and deferred sales inducement costs ("DSIC") assets associated with variable annuity and VUL products, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits. For additional information regarding our sensitivity to equity price and interest rate risk, see Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk."

In June 2009, the Financial Accounting Standards Board ("FASB") updated the accounting standards related to the required consolidation of certain variable interest entities ("VIEs"). We adopted the accounting standard effective January 1, 2010 and recorded as a cumulative change in accounting principle an increase to appropriated retained earnings of consolidated investment entities of $473 million and consolidated approximately $5.5 billion of client assets and $5.1 billion of liabilities in VIEs onto our Consolidated Balance Sheets that were not previously consolidated. Management views the VIE assets as client assets and the liabilities have recourse only to those assets. While the economics of our business have not changed, the financial statements were impacted. Prior to adoption, we consolidated certain property funds and hedge funds. These entities and the VIEs consolidated as of January 1, 2010, are defined as consolidated investment entities ("CIEs"). Changes in the valuation of the CIE assets and liabilities impact pretax income. The net income of the CIEs is reflected in net income attributable to noncontrolling interests. The results of operations of the CIEs are reflected in the Corporate & Other segment. On a consolidated basis, the management fees we earn for the services we provide to the CIEs and the related general and administrative expenses are eliminated and the changes in the assets and liabilities related to the CIEs, primarily debt and underlying syndicated loans, are reflected in net investment income. We continue to include the fees in the management and financial advice fees line within our Asset Management segment.

Management believes that operating measures, which exclude net realized gains or losses, integration and restructuring charges and the impact of consolidating CIEs, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. Management uses certain of these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management's Discussion and Analysis, these non-GAAP measures are referred to as operating measures. While the consolidation of the CIEs impacts our balance sheet and income statement, our exposure to these entities is unchanged and there is no impact to the underlying business results. The CIEs we manage have the following characteristics:

•
They were formed on behalf of institutional investors to obtain a diversified investment portfolio and were not formed in order to obtain financing for Ameriprise Financial.

•
Ameriprise Financial receives customary, industry standard management fees for the services it provides to these CIEs and has a fiduciary responsibility to maximize the investors' returns.

•
Ameriprise Financial does not have any obligation to provide financial support to the CIEs, does not provide any performance guarantees of the CIEs and has no obligation to absorb the investors' losses.

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

On April 30, 2010, we acquired the long-term asset management business of Columbia Management Group from Bank of America (the "Columbia Management Acquisition"). The acquisition, the integration of which is expected to be completed in 2011, is expected to further enhance the scale and performance of our retail mutual fund and institutional asset management businesses. Our initial estimate of the purchase price was $927 million, which included a provisional estimate of a payable to Bank of America of $31 million and $30 million of assumed liabilities. We recorded the assets and liabilities acquired at fair value and allocated the costs to goodwill and intangible assets. In the fourth quarter of 2010, we determined the provisional payable was no longer necessary and goodwill was reduced by $31 million as of the acquisition date. We incurred pretax non-recurring integration costs related to the Columbia Management Acquisition of $100 million for the year ended December 31, 2010. In total, we have incurred $107 million of pretax non-recurring integration costs through December 31, 2010, and expect to incur between $130 million and $160 million in total of such costs through 2011. These costs include system integration costs, proxy and other regulatory filing costs, employee reduction and retention costs, and investment banking, legal and other acquisition costs. We have realized integration gross expense synergies of approximately $75 million for the year ended December 31, 2010, and expect annualized synergies to reach $150 million to $190 million for 2012. The rate of decline in costs from such synergies may vary by quarter.

In the fourth quarter of 2008, we completed the acquisitions of H&R Block Financial Advisors, Inc., subsequently renamed Ameriprise Advisor Services, Inc. ("AASI"), J.&W. Seligman & Co., Incorporated ("Seligman") and Brecek & Young Advisors, Inc. which further expanded our retail distribution and asset management capabilities. The cost of the acquisitions was $787 million, which included the purchase price and transaction costs. We recorded the assets and liabilities acquired at fair value and allocated the remaining costs to goodwill and intangible assets. We incurred integration charges related to these acquisitions of $7 million, $91 million and $19 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Critical Accounting Policies

The accounting and reporting policies that we use affect our Consolidated Financial Statements. Certain of our accounting and reporting policies are critical to an understanding of our consolidated results of operations and financial condition and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our Consolidated Financial Statements. The accounting and reporting policies we have identified as fundamental to a full understanding of our consolidated results of operations and financial condition are described below. See Note 2 to our Consolidated Financial Statements for further information about our accounting policies.

Valuation of Investments

The most significant component of our investments is our Available-for-Sale securities, which we carry at fair value within our Consolidated Balance Sheets. The fair value of our Available-for-Sale securities at December 31, 2010 was primarily obtained from third-party pricing sources. We record unrealized securities gains (losses) in accumulated other comprehensive income (loss), net of impacts to DAC, DSIC, certain benefit reserves and income taxes. We recognize gains and losses in results of operations upon disposition of the securities.

Effective January 1, 2009, we early adopted an accounting standard that significantly changed our accounting policy regarding the timing and amount of other-than-temporary impairments for Available-for-Sale securities. When the fair value of an investment is less than its amortized cost, we assess whether or not: (i) we have the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment is considered to have occurred and we must recognize an other-than-temporary impairment for the difference between the investment's amortized cost basis and its fair value through earnings. For securities that do not meet the above criteria, and we do not expect to recover a security's amortized cost basis, the security is also considered other-than-temporarily impaired. For these securities, we separate the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of impacts to DAC, DSIC, certain benefit reserves and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a sustained increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income.

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

Deferred Acquisition Costs and Deferred Sales Inducement Costs

For our annuity and life, disability income and long term care insurance products, our DAC and DSIC balances at any reporting date are supported by projections that show management expects there to be adequate premiums or estimated gross profits after that date to amortize the remaining DAC and DSIC balances. These projections are inherently uncertain because they require management to make assumptions about financial markets, anticipated mortality and morbidity levels and policyholder behavior over periods extending well into the future. In the third quarter of 2010, management extended the projection periods used for its annuity products to 30 to 50 years compared to previous projection periods of 10 to 25 years. Projection periods for our life insurance and long term care insurance products are often 50 years or longer and projection periods for our disability income products can be up to 45 years. Management regularly monitors financial market conditions and actual policyholder behavior experience and compares them to its assumptions.

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

For other life, disability income and long term care insurance products, the assumptions made in calculating our DAC balance and DAC amortization expense are consistent with those used in determining the liabilities and, therefore, are intended to provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC are not recoverable. If management concludes that DAC are not recoverable, DAC are reduced to the amount that is recoverable based on best estimate assumptions and there is a corresponding expense recorded in our Consolidated Statements of Operations.

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

The client asset value growth rates are the rates at which variable annuity and variable universal life insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. In the third quarter of 2010, management adjusted the long-term client asset value growth rates to 9% for equity funds and 6% for fixed income funds compared to previous returns of 9% and 6.5%, respectively. We typically use a five-year mean reversion process as a guideline in setting near-term equity fund growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near-term equity fund growth rate is reviewed quarterly to ensure consistency with management's assessment of anticipated equity market performance. In the third quarter of 2010, management reset the near-term equity fund growth rate to equal the 9% long-term rate. Assumed near-term fixed income fund growth rates are less than the 6% long-term rate.

A decrease of 100 basis points in various rate assumptions is likely to result in an increase in DAC and DSIC amortization and an increase in benefits and claims expense from variable annuity guarantees. The following table presents the estimated impact to pretax income:

Estimated Impact to Pretax Income(1)

(in millions)
Decrease in future near and long-term equity returns by 100 basis points	$(60)
Decrease in future near and long-term fixed income returns by 100 basis points	(32)
Decrease in near-term equity fund growth returns by 100 basis points	(35)

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

The majority of the variable annuity contracts offered by us contain guaranteed minimum death benefit ("GMDB") provisions. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. We also offer variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings which are referred to as gain gross-up benefits. In addition, we offer contracts with guaranteed minimum withdrawal benefit ("GMWB") and guaranteed minimum accumulation benefit ("GMAB") provisions and, until May 2007, we offered contracts containing guaranteed minimum income benefit ("GMIB") provisions.

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

The embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions are recorded at fair value. See Note 15 to our Consolidated Financial Statements for information regarding the fair value measurement of embedded derivatives. The liability for the life contingent benefits associated with GMWB provisions is determined in the same way as the GMDB liability. The changes in both the fair values of the GMWB and GMAB embedded derivatives and the liability for life contingent benefits are reflected in benefits, claims, losses and settlement expenses.

Liabilities for equity indexed annuities are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.6% to 9.5% at December 31, 2010, depending on year of issue, with an average rate of approximately 5.6%.

Life, Disability Income and Long Term Care Insurance

Future policy benefits and claims related to life, disability income and long term care insurance include liabilities for fixed account values on fixed and variable universal life policies, liabilities for unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, disability income and long term care policies as claims are incurred in the future.

Liabilities for fixed account values on fixed and variable universal life insurance are equal to accumulation values. Accumulation values are the cumulative gross deposits and credited interest less various contractual expense and mortality charges and less amounts withdrawn by policyholders.

A portion of our fixed and variable universal life contracts have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

In determining the liability for contracts with profits followed by losses, we project benefits and contract assessments using actuarial models. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. As with DAC, management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.

The liability for these future losses is determined by estimating the death benefits in excess of account value and recognizing the excess over the estimated meaningful life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). See Note 11 to our Consolidated Financial Statements for information regarding the liability for contracts with secondary guarantees.

Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported disability income and long term care claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits. Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for our experience. Interest rates used with disability income claims ranged from 3.0% to 8.0% at December 31, 2010, with an average rate of 4.6%. Interest rates used with long term care claims ranged from 4.0% to 7.0% at December 31, 2010, with an average rate of 4.0%.

Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.

Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, disability income and long term care policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on our experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life ranged from 4.0% to 10.0% at December 31, 2010, depending on policy form, issue year and policy duration. Anticipated interest rates for disability income policies ranged from 4.0% to 7.5% at December 31, 2010, depending on policy form, issue year and policy duration. Anticipated interest rates for long term care policy reserves can vary by plan and year and ranged from 5.8% to 9.4% at December 31, 2010.

Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverable within receivables.

Derivative Instruments and Hedging Activities

We use derivative instruments to manage our exposure to various market risks. Examples include index options, interest rate swaps and swaptions, total return swaps, and futures that economically hedge the equity and interest rate exposure of derivatives embedded in certain annuity and certificate liabilities, as well as exposure to price risk arising from affiliated mutual fund seed money investments. All derivatives are recorded at fair value. The fair value of our derivative instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market observable inputs to the extent available.

The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting hedge designation, if any. We primarily use derivatives as economic hedges that are not designated as accounting hedges or do not qualify for hedge accounting treatment. We occasionally designate derivatives as (i) hedges of changes in the fair value of assets, liabilities or firm commitments ("fair value hedges"), (ii) hedges of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedges") or (iii) hedges of foreign currency exposures of net investments in foreign operations ("net investment hedges in foreign operations").

Our policy is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. For derivative instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are recognized in current period earnings. The changes in fair value of derivatives hedging variable annuity living benefits and certain variable annuity death benefits, when applicable, are included within benefits, claims, losses and settlement expenses. The changes in fair value of derivatives hedging equity indexed annuities and stock market certificates are included within interest credited to fixed accounts and banking and deposit interest expense, respectively. The changes in fair value of derivatives hedging equity price risk of Ameriprise Financial, Inc. common stock granted as part of the Ameriprise Financial Franchise Advisor Deferred Equity Plan are included in distribution expenses. The changes in fair value of all other derivatives that do not qualify for hedge accounting or are not designated as hedges are a component of net investment income.

For derivative instruments that qualify as fair value hedges, changes in the fair value of the derivatives, as well as changes in the fair value of the hedged assets, liabilities or firm commitments, are recognized on a net basis in current period earnings. The carrying value of the hedged item is adjusted for the change in fair value from the designated hedged risk. If a fair value hedge designation is removed or the hedge is terminated prior to maturity, previous adjustments to the carrying value of the hedged item are recognized into earnings over the remaining life of the hedged item.

For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged item or transaction impacts earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Operations with the hedged instrument or transaction impact. Any ineffective portion of the gain or loss is reported in current period earnings as a component of net investment income. If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) is reclassified to earnings over the period that the hedged item impacts earnings. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized in earnings immediately.

For derivative instruments that qualify as net investment hedges in foreign operations, the effective portion of the change in fair value of the derivatives is recorded in accumulated other comprehensive income (loss) as part of the foreign currency translation adjustment. Any ineffective portion of net investment hedges in foreign operations is recognized in net investment income during the period of change.

For further details on the types of derivatives we use and how we account for them, see Note 2 and Note 16 to our Consolidated Financial Statements.

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

In connection with the provision for income taxes, our Consolidated Financial Statements reflect certain amounts related to deferred tax assets and liabilities, which result from temporary differences between the assets and liabilities measured for financial statement purposes versus the assets and liabilities measured for tax return purposes. Included in deferred tax assets are significant capital losses that have been recognized for financial statement purposes but not yet for tax return purposes as well as future deductible capital losses realized for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.

We are required to establish a valuation allowance for any portion of our deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Management may need to identify and implement appropriate planning strategies to ensure our ability to realize our deferred tax assets and avoid the establishment of a valuation allowance with respect to such assets. In the opinion of management, it is currently more likely than not that we will realize the benefit of our deferred tax assets, including our capital loss deferred tax asset; therefore, no such valuation allowance has been established.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations and financial condition, see Note 3 to our Consolidated Financial Statements.

Sources of Revenues and Expenses

Management and Financial Advice Fees

Management and financial advice fees relate primarily to fees earned from managing mutual funds, separate account and wrap account assets and institutional investments, as well as fees earned from providing financial advice and administrative services (including transfer agent, administration and custodial fees earned from providing services to retail mutual funds). Management and financial advice fees also include mortality and expense risk fees earned on separate account assets.

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

Several of our mutual funds have a performance incentive adjustment ("PIA"). The PIA increases or decreases the level of management fees received based on the specific fund's relative performance as measured against a designated external index. We expect that the PIA earned by our mutual funds will be discontinued during 2011. We may also receive performance-based incentive fees from hedge funds or other structured investments that we manage. We recognize PIA revenue monthly on a 12 month rolling performance basis. The monthly PIA and annual performance fees for structured investments are recognized as revenue at the time the performance fee is finalized or no longer subject to adjustment. The PIA is finalized on a monthly basis. All other performance fees are based on a full contract year and are final at the end of the contract year. Any performance fees received are not subject to repayment or any other clawback provisions and approximately 1% of managed assets as of December 31, 2010 are subject to "high water marks" whereby we will not earn incentive fees even if the fund has positive returns until it surpasses the previous high water mark. Employee benefit plan and institutional investment management and administration services fees are negotiated and are also generally based on underlying asset values. Fees from financial planning and advice services are recognized when the financial plan is delivered.

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

Net Investment Income

Net investment income primarily includes interest income on fixed maturity securities classified as Available-for-Sale, commercial mortgage loans, policy loans, consumer loans, other investments and cash and cash equivalents; the changes in fair value of trading securities, including seed money, certain derivatives and certain assets and liabilities of consolidated investment entities; the pro rata share of net income or loss on equity method investments; and realized gains and losses on the sale of securities and charges for other-than-temporary impairments of investments related to credit losses. Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale and commercial mortgage loans so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term. Realized gains and losses on securities, other than trading securities and equity method investments, are recognized using the specific identification method on a trade date basis.

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

Other Revenues

Other revenues include certain charges assessed on fixed and variable universal life insurance and annuities, which consist of cost of insurance charges, net of reinsurance premiums and cost of reinsurance for universal life insurance products, variable annuity guaranteed benefit rider charges and administration charges against contractholder accounts or balances. Premiums paid by fixed and variable universal life policyholders and annuity contractholders are considered deposits and are not included in revenue. Other revenues also include revenues related to certain consolidated limited partnerships.

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

Interest and Debt Expense

Interest and debt expense primarily includes interest on corporate debt and debt of consolidated investment entities, the impact of interest rate hedging activities and amortization of debt issuance costs.

General and Administrative Expense

General and administrative expense includes compensation, share-based awards and other benefits for employees (other than employees directly related to distribution, including financial advisors), integration costs, professional and consultant fees, information technology, facilities and equipment, advertising and promotion, legal and regulatory and corporate related expenses.

Owned, Managed and Administered Assets

Owned assets include certain assets on our Consolidated Balance Sheets for which we do not provide investment management services and do not recognize management fees, such as investments in non-affiliated funds held in the separate accounts of our life insurance subsidiaries, as well as restricted and segregated cash and receivables.

Managed assets include managed external client assets and managed owned assets. At January 1, 2010, we consolidated approximately $5.5 billion of client assets in VIEs onto our Consolidated Balance Sheets that were not previously consolidated. Prior to January 1, 2010, these assets were included in managed external client assets and were subsequently included in managed owned assets. Managed external client assets include client assets for which we provide investment management services, such as the assets of the Columbia funds and Threadneedle funds, assets of institutional clients and client assets held in wrap accounts. Managed external client assets also include assets managed by sub-advisors selected by us. Managed external client assets are not reported on our Consolidated Balance Sheets. Managed owned assets include certain assets on our Consolidated Balance Sheets for which we provide investment management services and recognize management fees in our Asset Management segment, such as the assets of the general account, RiverSource Variable Product funds held in the separate accounts of our life insurance subsidiaries and client assets of CIEs.

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

The following table presents detail regarding our owned, managed and administered assets:

	As of December 31,
	2010	2009	Change

	(in billions, except percentages)
Owned Assets	$22.1	$36.9	(40)%
Managed Assets(1):
Columbia	355.5	149.0	NM
Threadneedle	105.6	97.8	8
Wrap account assets	112.7	94.9	19
Eliminations(2)	(27.4)	(15.9)	72

Total Managed Assets	546.4	325.8	68
Administered Assets	104.2	95.1	10

Total Owned, Managed and Administered Assets	$672.7	$457.8	47%

NM Not Meaningful.

(1)
Includes managed external client assets and managed owned assets.

(2)
Includes eliminations for Columbia mutual fund assets included in wrap account assets and Columbia assets sub-advised by Threadneedle.

Consolidated Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

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

Management believes that operating measures, which exclude net realized gains or losses, integration and restructuring charges and the impact of consolidating CIEs, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents our consolidated results of operations:

	Years Ended December 31,
	2010			2009

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions, except percentages)
Revenues
Management and financial advice fees	$3,961	$(38)	$3,999	$2,704	$(2)	$2,706	$1,293	48%
Distribution fees	1,708	—	1,708	1,420	—	1,420	288	20
Net investment income	2,313	308	2,005	2,002	55	1,947	58	3
Premiums	1,179	—	1,179	1,098	—	1,098	81	7
Other revenues	885	125	760	722	28	694	66	10

Total revenues	10,046	395	9,651	7,946	81	7,865	1,786	23
Banking and deposit interest expense	70	—	70	141	6	135	(65)	(48)

Total net revenues	9,976	395	9,581	7,805	75	7,730	1,851	24

Expenses
Distribution expenses	2,431	—	2,431	1,782	—	1,782	649	36
Interest credited to fixed accounts	909	—	909	903	—	903	6	1
Benefits, claims, losses and settlement expenses	1,757	—	1,757	1,342	—	1,342	415	31
Amortization of deferred acquisition costs	127	—	127	217	—	217	(90)	(41)
Interest and debt expense	290	181	109	127	—	127	(18)	(14)
General and administrative expense	2,868	129	2,739	2,514	105	2,409	330	14

Total expenses	8,382	310	8,072	6,885	105	6,780	1,292	19
Pretax income	1,594	85	1,509	920	(30)	950	559	59
Income tax provision	334	(27)	361	183	(15)	198	163	82

Net income	1,260	112	1,148	737	(15)	752	396	53
Less: Net income attributable to non-controlling interests	163	163	—	15	15	—	—	—

Net income attributable to Ameriprise Financial	$1,097	$(51)	$1,148	$722	$(30)	$752	$396	53%

(1)
Includes the elimination of management fees we earn for services provided to the CIEs and the related expense, revenues and expenses of the CIEs, net realized gains or losses and integration and restructuring charges. Income tax provision is calculated using the statutory tax rate of 35% on applicable adjustments.

The following table presents the components of the adjustments in the table above:

	Years Ended December 31,
	2010			2009

	CIEs	Other Adjustments(1)	Total Adjustments	CIEs	Other Adjustments(1)	Total Adjustments

	(in millions)
Revenues
Management and financial advice fees	$(38)	$—	$(38)	$(2)	$—	$(2)
Distribution fees	—	—	—	—	—	—
Net investment income	275	33	308	2	53	55
Premiums	—	—	—	—	—	—
Other revenues	125	—	125	28	—	28

Total revenues	362	33	395	28	53	81
Banking and deposit interest expense	—	—	—	6	—	6

Total net revenues	362	33	395	22	53	75

Expenses
Distribution expenses	—	—	—	—	—	—
Interest credited to fixed accounts	—	—	—	—	—	—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—
Amortization of deferred acquisition costs	—	—	—	—	—	—
Interest and debt expense	181	—	181	—	—	—
General and administrative expense	18	111	129	7	98	105

Total expenses	199	111	310	7	98	105
Pretax income (loss)	163	(78)	85	15	(45)	(30)
Income tax benefit	—	(27)	(27)	—	(15)	(15)

Net income (loss)	163	(51)	112	15	(30)	(15)
Less: Net income attributable to noncontrolling interests	163	—	163	15	—	15

Net loss attributable to Ameriprise Financial	$—	$(51)	$(51)	$—	$(30)	$(30)

(1)
Other adjustments include net realized gains or losses and integration and restructuring charges.

Overall

Net income attributable to Ameriprise Financial increased $375 million, or 52%, to $1.1 billion for the year ended December 31, 2010 compared to $722 million for the prior year. Operating net income attributable to Ameriprise Financial excludes net realized gains or losses, integration and restructuring charges and the impact of consolidating CIEs. Operating net income attributable to Ameriprise Financial increased $396 million, or 53%, to $1.1 billion for the year ended December 31, 2010 compared to $752 million for the prior year driven by improved client activity, market appreciation and net inflows in wrap account assets and variable annuities, as well as improved scale from the Columbia Management Acquisition.

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

The total pretax impacts on our revenues and expenses for 2010 attributable to the review of valuation assumptions and model changes were as follows:

Segment Pretax Benefit (Charge)	Other Revenues	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total

	(in millions)
Valuation assumptions and model changes:
Annuities	$—	$(205)	$336	$131
Protection	(20)	(44)	22	(42)

Total	$(20)	$(249)	$358	$89

The total pretax impacts on our revenues and expenses for 2009 attributable to the review of valuation assumptions were as follows:

Segment Pretax Benefit (Charge)	Other Revenues	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total

	(in millions)
Valuation assumptions:
Annuities	$—	$47	$64	$111
Protection	(65)	33	55	23

Total	$(65)	$80	$119	$134

Results for 2010 included a $34 million pretax benefit from the market's impact on DAC and DSIC compared to $30 million in 2009. Results for 2010 also included a $55 million pretax variable annuity benefits expense, net of hedges, DAC and DSIC, related to market impacts compared to $35 million in the prior year.

Net Revenues

Net revenues increased $2.2 billion, or 28%, to $10.0 billion for the year ended December 31, 2010 compared to $7.8 billion for the prior year. Operating net revenues exclude net realized gains or losses and revenues of the CIEs and include the fees we earn from services provided to the CIEs. Operating net revenues increased $1.9 billion, or 24%, to $9.6 billion for the year ended December 31, 2010 compared to $7.7 billion for the prior year primarily due to growth in asset-based management fees and distribution fees driven by higher asset levels reflecting the Columbia Management Acquisition, market appreciation and net inflows in wrap account assets and variable annuities, as well as increased client activity levels.

Management and financial advice fees increased $1.3 billion, or 46%, to $4.0 billion for the year ended December 31, 2010 compared to $2.7 billion for the prior year. Operating management and financial advice fees include the fees we earn from services provided to the CIEs. Operating management and financial advice fees increased $1.3 billion, or 48%, to $4.0 billion for the year ended December 31, 2010 compared to $2.7 billion for the prior year primarily due to higher asset levels reflecting the Columbia Management Acquisition, market appreciation and net inflows in wrap account assets and variable annuities. The daily average S&P 500 Index increased 20% compared to the prior year. Wrap account assets increased $17.8 billion, or 19%, to $112.7 billion at December 31, 2010 compared to the prior year due to net inflows and market appreciation. Average variable annuities contract accumulation values increased $10.3 billion, or 25%, from the prior year due to higher equity market levels and net inflows. Total Asset Management managed assets increased $213.7 billion, or 88%, to $456.8 billion at December 31, 2010 compared to the prior year primarily due to the Columbia Management Acquisition and market appreciation, partially offset by net outflows.

Distribution fees increased $288 million, or 20%, to $1.7 billion for the year ended December 31, 2010 compared to $1.4 billion in the prior year primarily due to higher asset-based fees driven by growth in assets from the Columbia Management Acquisition, market appreciation and net inflows in wrap account assets and variable annuities, as well as increased client activity.

Net investment income increased $311 million, or 16%, to $2.3 billion for the year ended December 31, 2010 compared to $2.0 billion in the prior year. Net investment income for 2010 included a $275 million gain for changes in the assets and liabilities of CIEs, primarily debt and underlying syndicated loans, compared to $2 million in the prior year. Operating net investment income excludes net realized gains or losses and changes in the assets and liabilities of CIEs, primarily debt and underlying syndicated loans. Operating net investment income increased $58 million, or 3%, to $2.0 billion for the year ended December 31, 2010 compared to $1.9 billion for the prior year primarily due to a $42 million increase in investment income on fixed maturity securities driven by higher fixed annuity account balances and higher investment yields, as well as higher investment yields and increased account balances related to assets supporting our Protection business, partially offset by lower investment income related to certificates.

Premiums increased $81 million, or 7%, to $1.2 billion for the year ended December 31, 2010 compared to $1.1 billion for the prior year primarily due to growth in Auto and Home premiums driven by higher volumes, as well as higher sales of immediate annuities with life contingencies. Auto and Home policy counts increased 9% period-over-period.

Other revenues increased $163 million, or 23%, to $885 million for the year ended December 31, 2010 compared to $722 million in the prior year. Operating other revenues exclude revenues of consolidated property funds. Operating other revenues increased $66 million, or 10%, to $760 million for the year ended December 31, 2010 compared to $694 million in the prior year primarily due to lower charges related to updating valuation assumptions and model changes, higher fees from variable annuity guarantees, and a $25 million benefit from payments related to the Reserve Funds matter in 2010, partially offset by a $58 million benefit in 2009 from repurchasing our junior notes at a discount. Other revenues in 2010 included a charge of $20 million from updating valuation assumptions and model changes compared to a charge of $65 million in the prior year.

Banking and deposit interest expense decreased $71 million, or 50%, to $70 million for the year ended December 31, 2010 compared to $141 million in the prior year primarily due to lower certificate balances as a result of the run-off of certificate rate promotions and a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $1.5 billion, or 22%, to $8.4 billion for the year ended December 31, 2010 compared to $6.9 billion for the prior year. Operating expenses exclude integration and restructuring charges and expenses of the CIEs. Operating expenses increased $1.3 billion, or 19%, to $8.1 billion for the year ended December 31, 2010 compared to $6.8 billion for the prior year primarily due to increases in distribution expenses, benefits, claims, losses and settlement expenses and general and administrative expense, partially offset by a decrease in amortization of DAC.

Distribution expenses increased $649 million, or 36%, to $2.4 billion for the year ended December 31, 2010 compared to $1.8 billion in the prior year as a result of market appreciation and the Columbia Management Acquisition, as well as higher advisor compensation from business growth.

Interest credited to fixed accounts increased $6 million, or 1%, to $909 million for the year ended December 31, 2010 compared to $903 million for the prior year driven by higher average fixed annuity account balances, partially offset by a lower average crediting rate on interest sensitive fixed annuities. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.8% in 2010 compared to 3.9% in the prior year. Average fixed annuities contract accumulation values increased $600 million, or 4%, to $14.5 billion for 2010 compared to the prior year.

Benefits, claims, losses and settlement expenses increased $415 million, or 31%, to $1.8 billion for the year ended December 31, 2010 compared to $1.3 billion for the prior year driven by the impact of updating valuation assumptions and model changes, partially offset by the market impact of variable annuity guaranteed benefits, net of hedges and DSIC. Benefits, claims, losses and settlement expenses in 2010 included an expense of $249 million from updating valuation assumptions and model changes compared to a benefit of $80 million in the prior year. The market impact of variable annuity guaranteed benefits, net of hedges and DSIC, increased benefits expense by $59 million in 2010 compared to an increase of $148 million in the prior year. The market impact in both periods was primarily driven by the impact of nonperformance credit spread on the valuation of living benefit liabilities, which we do not hedge. The market impact to DSIC was a benefit of $3 million in 2010 compared to a benefit of $4 million in the prior year. Benefits, claims, losses and settlement expenses related to our Auto and Home business increased compared to the prior year primarily due to higher business volumes and higher claims driven by $11 million in catastrophe losses from a hail storm in the Phoenix area and a $16 million reserve increase for higher auto liability claims. Benefits, claims, losses and settlement expenses related to our immediate annuities with life contingencies increased compared to the prior year primarily due to higher premiums. In addition, benefits, claims, losses and settlement expenses increased as a result of the implementation of changes to the Portfolio Navigator program ("PN program") in the second quarter of 2010, higher disability income and long-term care insurance claims and higher reserves for universal life products with secondary guarantees compared to the prior year.

Amortization of DAC decreased $90 million, or 41%, to $127 million for the year ended December 31, 2010 compared to $217 million in the prior year. Amortization of DAC in 2010 included a benefit of $358 million from updating valuation assumptions and model changes compared to a benefit of $119 million in the prior year. DAC amortization in 2010 included a benefit of $35 million due to market impacts, including a $4 million benefit offsetting higher variable annuity guaranteed benefit expenses. DAC amortization in 2009 included a benefit of $139 million due to market impacts, including a $113 million benefit offsetting higher variable annuity guaranteed benefit expenses. An increase in DAC amortization related to higher variable annuity gross profits was partially offset by a decrease as a result of the implementation of changes to the PN program in the second quarter of 2010.

Interest and debt expense increased $163 million to $290 million for the year ended December 31, 2010 compared to $127 million in the prior year. Interest and debt expense in 2010 included $181 million of interest expense on CIE debt compared to nil in the prior year. Operating interest and debt expense excludes interest expense on CIE debt. Operating interest and debt expense decreased $18 million, or 14%, to $109 million for the year ended December 31, 2010 compared to $127 million in the prior year primarily due to an expense of $13 million in 2009 related to the early retirement of $450 million of our senior notes due 2010.

General and administrative expense increased $354 million, or 14%, to $2.9 billion for the year ended December 31, 2010 compared to $2.5 billion for the prior year. Operating general and administrative expense excludes integration and restructuring charges and expenses of the CIEs. Integration and restructuring charges increased $13 million to $111 million in 2010 compared to $98 million in the prior year. Operating general and administrative expense increased $330 million, or 14%, to $2.7 billion for the year ended December 31, 2010 compared to $2.4 billion for the prior year primarily reflecting ongoing expenses from the Columbia Management Acquisition, as well as higher performance based compensation partially offset by lower hedge fund performance compensation.

Income Taxes

Our effective tax rate on net income including net income attributable to noncontrolling interests was 21.0% for the year ended December 31, 2010, compared to 19.9% for the year ended December 31, 2009. The increase in our effective tax rate primarily reflects an increase in pretax income relative to tax advantaged items, which was partially offset by $53 million in benefits from tax planning and the completion of certain audits. Our effective tax rate on net income excluding net income attributable to noncontrolling interests was 23.4% for the year ended December 31, 2010, compared to 20.2% for the year ended December 31, 2009.

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

Results of Operations by Segment

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table presents summary financial information by segment:

	Years Ended December 31,
	2010			2009

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating

	(in millions)
Advice & Wealth Management
Net revenues	$3,810	$1	$3,809	$3,216	$(15)	$3,231
Expenses	3,509	7	3,502	3,250	64	3,186

Pretax income (loss)	$301	$(6)	$307	$(34)	$(79)	$45

Asset Management
Net revenues	$2,368	$3	$2,365	$1,346	$(3)	$1,349
Expenses	2,050	95	1,955	1,286	30	1,256

Pretax income	$318	$(92)	$410	$60	$(33)	$93

Annuities
Net revenues	$2,500	$9	$2,491	$2,265	$44	$2,221
Expenses	1,852	—	1,852	1,617	—	1,617

Pretax income	$648	$9	$639	$648	$44	$604

Protection
Net revenues	$2,055	$1	$2,054	$1,971	$27	$1,944
Expenses	1,651	—	1,651	1,475	—	1,475

Pretax income	$404	$1	$403	$496	$27	$469

Corporate & Other
Net revenues	$423	$419	$4	$26	$24	$2
Expenses	500	246	254	276	13	263

Pretax loss	$(77)	$173	$(250)	$(250)	$11	$(261)
Less: Pretax income attributable to noncontrolling interests	163	163	—	15	15	—

Pretax loss attributable to Ameriprise Financial	$(240)	$10	$(250)	$(265)	$(4)	$(261)

Eliminations
Net revenues	$(1,180)	$(38)	$(1,142)	$(1,019)	$(2)	$(1,017)
Expenses	(1,180)	(38)	(1,142)	(1,019)	(2)	(1,017)

Pretax income	$—	$—	$—	$—	$—	$—

(1)
Includes the elimination of management fees we earn for services provided to the CIEs and the related expense, revenues and expenses of the CIEs, net realized gains or losses and integration and restructuring charges.

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

The following table presents the changes in wrap account assets:

	2010	2009

	(in billions)
Balance at January 1	$94.9	$72.8
Net flows	8.5	9.3
Market appreciation	9.3	12.8

Balance at December 31	$112.7	$94.9

Wrap account assets had net inflows of $8.5 billion for the year ended December 31, 2010 compared to $9.3 billion in the prior year and market appreciation of $9.3 billion in 2010 compared to $12.8 billion in the prior year.

We provide securities execution and clearing services for our retail and institutional clients through our registered broker-dealer subsidiaries. As of December 31, 2010, we administered $104.2 billion in assets for clients, an increase of $9.1 billion compared to the prior year.

Management believes that operating measures, which exclude net realized gains or losses and integration charges for our Advice & Wealth Management segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Advice & Wealth Management segment:

	Years Ended December 31,
	2010			2009

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions, except percentages)
Revenues
Management and financial advice fees	$1,547	$—	$1,547	$1,234	$—	$1,234	$313	25%
Distribution fees	1,960	—	1,960	1,733	—	1,733	227	13
Net investment income	277	1	276	297	(15)	312	(36)	(12)
Other revenues	93	—	93	85	—	85	8	9

Total revenues	3,877	1	3,876	3,349	(15)	3,364	512	15
Banking and deposit interest expense	67	—	67	133	—	133	(66)	(50)

Total net revenues	3,810	1	3,809	3,216	(15)	3,231	578	18

Expenses
Distribution expenses	2,323	—	2,323	1,968	—	1,968	355	18
General and administrative expense	1,186	7	1,179	1,282	64	1,218	(39)	(3)

Total expenses	3,509	7	3,502	3,250	64	3,186	316	10%

Pretax income (loss)	$301	$(6)	$307	$(34)	$(79)	$45	$262	NM

NM Not Meaningful.

(1)
Adjustments include net realized gains or losses and integration charges.

Our Advice & Wealth Management segment pretax income was $301 million for the year ended December 31, 2010 compared to a loss of $34 million in the prior year. Our Advice & Wealth Management segment pretax operating income, which excludes net realized gains or losses and integration charges, was $307 million for the year ended December 31, 2010 compared to $45 million in the prior year driven by higher asset-based fees partially offset by higher distribution expenses. Pretax margin for 2010 was 7.9% and operating pretax margin was 8.1%.

Net Revenues

Net revenues were $3.8 billion for the year ended December 31, 2010 compared to $3.2 billion in the prior year, an increase of $594 million, or 18%. Operating net revenues exclude net realized gains or losses. Operating net revenues were $3.8 billion for the year ended December 31, 2010 compared to $3.2 billion in the prior year, an increase of $578 million, or 18%, driven by growth in average fee-based assets, as well as increased client activity.

Management and financial advice fees increased $313 million, or 25%, to $1.5 billion for the year ended December 31, 2010 compared to $1.2 billion for the prior year driven by growth in average fee-based assets resulting from market appreciation and net inflows in wrap account assets. The daily average S&P 500 Index increased 20% compared to the prior year. Wrap account assets increased $17.8 billion, or 19%, to $112.7 billion at December 31, 2010 compared to the prior year due to market appreciation and net inflows.

Distribution fees increased $227 million, or 13%, to $2.0 billion for the year ended December 31, 2010 compared to $1.7 billion for the prior year primarily driven by growth in average fee-based assets resulting from market appreciation and net inflows in wrap account assets, as well as increased client activity.

Net investment income decreased $20 million, or 7%, to $277 million for the year ended December 31, 2010 compared to $297 million for the prior year. Operating net investment income, which excludes net realized gains or losses, decreased $36 million, or 12%, to $276 million for the year ended December 31, 2010 compared to $312 million for the prior year driven by lower invested assets resulting from net outflows in certificates, as well as lower average yields on invested assets related to certificates.

Banking and deposit interest expense decreased $66 million, or 50%, to $67 million for the year ended December 31, 2010 compared to $133 million for the prior year primarily due to lower certificate balances as a result of the run-off of certificate rate promotions, as well as a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $259 million, or 8%, to $3.5 billion for the year ended December 31, 2010 compared to $3.3 billion for the prior year. Operating expenses, which exclude integration charges, increased $316 million, or 10%, to $3.5 billion for the year ended December 31, 2010 compared to $3.2 billion for the prior year due to an increase in distribution expenses partially offset by a decrease in general and administrative expense.

Distribution expenses increased $355 million, or 18%, to $2.3 billion for the year ended December 31, 2010 compared to $2.0 billion for the prior year primarily due to growth in average fee-based assets, as well as higher advisor compensation from business growth.

General and administrative expense decreased $96 million, or 7%, to $1.2 billion for the year ended December 31, 2010 compared to $1.3 billion for the prior year. Integration charges decreased $57 million to $7 million in 2010 compared to $64 million in the prior year. Operating general and administrative expense, which excludes integration charges, decreased $39 million, or 3%, to $1.2 billion for the year ended December 31, 2010 reflecting cost controls partially offset by higher legal expenses.

Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients. Columbia Management Investment Advisers, LLC (formerly RiverSource Investments, LLC) predominantly provides U.S. domestic products and services and Threadneedle predominantly provides international investment products and services. U.S. domestic retail products are distributed through unaffiliated third party financial institutions, including distribution through Bank of America and its affiliates, and also through the Advice & Wealth Management segment, and institutional products and services are primarily sold through our institutional sales force. International retail products are primarily distributed through third parties. Retail products include mutual funds, variable product funds underlying insurance and annuity separate accounts, separately managed accounts and collective funds. Institutional asset management services are designed to meet specific client objectives and may involve a range of products including those that focus on traditional asset classes, separate accounts, individually managed accounts, collateralized loan obligations, hedge funds and property funds. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by both market movements and net asset flows. In addition to the products and services provided to third party clients, management teams serving our Asset Management segment provide all intercompany asset management services. The fees for all such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management, Annuities and Protection segments.

On April 30, 2010, we completed the acquisition of the long-term asset management business of the Columbia Management Group from Bank of America. The acquisition significantly enhanced the capabilities of the Asset Management segment by increasing its scale, broadening its retail and institutional distribution capabilities and strengthening and diversifying its lineup of retail and institutional products. The integration of the Columbia Management business, which is ongoing and is expected to be completed in 2011, has involved organizational changes to our portfolio management and analytical teams and to our operational, compliance, sales and marketing support staffs. This integration has also involved the streamlining of our U.S. domestic product offerings, a process that is ongoing. As a result of the integration, we combined RiverSource Investments, our legacy U.S. asset management business, with Columbia Management, under the Columbia brand. Total U.S. assets and number of funds under the Columbia brand as of December 31, 2010 were $218.5 billion and 255 funds, respectively.

Threadneedle will remain our primary international investment management platform. Threadneedle manages four Open Ended Investment Companies ("OEICs") and one Societe d'Investissement A Capital Variable ("SICAV") offering. The four OEICs are Threadneedle Investment Funds ICVC ("TIF"), Threadneedle Specialist Investment Funds ICVC ("TSIF"), Threadneedle Focus Investment Funds ("TFIF") and Threadneedle Advantage Portfolio Funds ("TPAF"). TIF, TSIF, TFIF and TPAF are structured as umbrella companies with a total of 52 (33, 14, 2 and 3, respectively) sub funds covering the world's bond and equity markets. The SICAV is the Threadneedle (Lux) SICAV ("T(Lux)"). T(Lux) is structured as an umbrella company with a total of 29 sub funds covering the world's bond, commodities and equity markets. In addition, Threadneedle manages 13 unit trusts, 10 of which invest into the OEICs, 6 property unit trusts and 1 property fund of funds.

The following table presents the mutual fund performance of our retail Columbia and Threadneedle funds:

	December 31,
	2010	2009

Mutual Fund Performance
Columbia
Equal Weighted Mutual Fund Rankings in top 2 Lipper Quartiles(1)
Equity—12 month	68%	51%
Fixed income—12 month	58%	65%
Equity—3 year	52%	42%
Fixed income—3 year	79%	72%
Equity—5 year	67%	63%
Fixed income—5 year	76%	58%
Asset Weighted Mutual Fund Rankings in top 2 Lipper Quartiles(2)
Equity—12 month	62%	72%
Fixed income—12 month	61%	80%
Equity—3 year	73%	50%
Fixed income—3 year	67%	63%
Equity—5 year	78%	69%
Fixed income—5 year	63%	58%
Threadneedle
Equal Weighted Mutual Fund Rankings in top 2 Morningstar Quartiles(1)
Equity—12 month	77%	38%
Fixed income—12 month	40%	60%
Equity—3 year	79%	90%
Fixed income—3 year	50%	80%
Equity—5 year	93%	89%
Fixed income—5 year	50%	78%

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

Beginning in the second quarter of 2010, mutual fund performance rankings are based on the performance of Class A fund shares for legacy RiverSource (including Seligman and Threadneedle) branded funds and on Class Z fund shares for legacy Columbia branded funds, as the majority of fund assets managed within the funds of each fund family are generally held in the designated share class. Prior to the second quarter of 2010, the mutual fund performance rankings were based solely on the performance of the legacy RiverSource Class A fund shares. Aggregated data show only actively-managed mutual funds by affiliated investment managers. Aggregated data do not include mutual funds sub-advised by advisors not affiliated with Ameriprise Financial, Inc., RiverSource S&P 500 Index Fund and Columbia Money Market Fund. Aggregated equity rankings include Columbia Portfolio Builder Series and other balanced and asset allocation funds that invest in both equities and fixed income securities. Columbia Portfolio Builder Series funds are funds of mutual funds that may invest in third-party sub-advised funds.

We also offer Separately Managed Accounts, Individually Managed Accounts, management of Institutional Owned Assets, management of collateralized debt obligations, sub-advisory services for certain Columbia and Threadneedle mutual funds, hedge funds and RiverSource Trust Collective Funds and separate accounts for Ameriprise Trust Company clients.

The following tables present the changes in Columbia (formerly RiverSource Investments branded funds) and Threadneedle managed assets:

	December 31, 2009	Net Flows	Market Appreciation/ (Depreciation) & Other	Foreign Exchange	December 31, 2010

	(in billions)
Columbia Managed Assets:(1)
Retail Funds	$76.9	$(7.4)	$149.0 (2)	$—	$218.5
Institutional Funds	62.3	(7.1)	72.0 (3)	—	127.2
Alternative Funds	9.9	—	0.1	—	10.0
Less: Eliminations	(0.1)	—	(0.1)	—	(0.2)

Total Columbia Managed Assets	149.0	(14.5)	221.0	—	355.5
Threadneedle Managed Assets:
Retail Funds	29.1	1.7	3.7	(1.1)	33.4
Institutional Funds	66.8	(2.1)	8.6	(2.4)	70.9
Alternative Funds	1.9	(0.2)	(0.4)	—	1.3

Total Threadneedle Managed Assets	97.8	(0.6)	11.9	(3.5)	105.6
Less: Sub-Advised Eliminations	(3.6)	—	(0.7)	—	(4.3)

Total Managed Assets	$243.2	$(15.1)	$232.2	$(3.5)	$456.8

(1)
Prior to the Columbia Management Acquisition, the domestic managed assets of our Asset Management segment, which are now included in Columbia Managed Assets, were managed by RiverSource Investments.

(2)
Included in Market appreciation and other is $118.1 billion due to the Columbia Management Acquisition, including $3 billion of assets that were transferred to RiverSource Sub-advised through the implementation of the Portfolio Navigator program, and an additional $13.1 billion of Portfolio Navigator related assets sub-advised by others.

(3)
Included in Market appreciation and other is $68.4 billion due to the Columbia Management Acquisition.

	December 31, 2008	Net Flows	Market Appreciation/ (Depreciation) & Other	Foreign Exchange	December 31, 2009

	(in billions)
Columbia Managed Assets:(1)
Retail Funds	$63.9	$(2.4)	$15.4	$—	$76.9
Institutional Funds	54.7	2.6	5.0	—	62.3
Alternative Funds	9.4	(0.1)	0.6	—	9.9
Less: Eliminations	(0.1)	—	—	—	(0.1)

Total Columbia Managed Assets	127.9	0.1	21.0	—	149.0
Threadneedle Managed Assets:
Retail Funds	16.3	4.8	6.2 (2)	1.8	29.1
Institutional Funds	55.3	(1.4)	7.5	5.4	66.8
Alternative Funds	2.6	0.1	(1.0)	0.2	1.9

Total Threadneedle Managed Assets	74.2	3.5	12.7	7.4	97.8
Less: Sub-Advised Eliminations	(2.5)	—	(1.1)	—	(3.6)

Total Managed Assets	$199.6	$3.6	$32.6	$7.4	$243.2

(1)
Prior to the Columbia Management Acquisition, the domestic managed assets of our Asset Management segment, which are now included in Columbia Managed Assets, were managed by RiverSource Investments.

(2)
Included in Market appreciation (depreciation) and other are assets due to the addition of Standard Chartered Bank's World Express Funds investment business.

Columbia assets under management were $355.5 billion at December 31, 2010 compared to $149.0 billion a year ago, driven by the Columbia Management Acquisition and market appreciation, partially offset by net outflows. Equity and fixed income investment performance remained strong across one-, three- and five-year periods. Retail net outflows of $7.4 billion in 2010 were primarily in equity and subadvisory portfolios, reflecting industry-wide outflows in equities and lower retail sales as a result of pending fund mergers. Institutional net outflows of $7.1 billion in 2010 were primarily in lower basis point fixed income portfolios.

Threadneedle assets under management were $105.6 billion at December 31, 2010, up 8% from a year ago reflecting year-over-year market appreciation and retail net inflows, partially offset by negative foreign currency translation and institutional net outflows. Total net outflows of $0.6 billion in 2010 reflected net outflows in lower basis point institutional portfolios, partially offset by retail net inflows from higher sales from European investors. Institutional net outflows in 2010 primarily reflected continued outflows in Zurich-related portfolios. Investment track records remained strong across one-, three- and five-year periods.

Management believes that operating measures, which exclude net realized gains or losses and integration charges for our Asset Management segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Asset Management segment:

	Years Ended December 31,
	2010			2009

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions, except percentages)
Revenues
Management and financial advice fees	$1,979	$—	$1,979	$1,106	$—	$1,106	$873	79%
Distribution fees	358	—	358	216	—	216	142	66
Net investment income	17	3	14	18	(3)	21	(7)	(33)
Other revenues	15	—	15	8	—	8	7	88

Total revenues	2,369	3	2,366	1,348	(3)	1,351	1,015	75
Banking and deposit interest expense	1	—	1	2	—	2	(1)	(50)

Total net revenues	2,368	3	2,365	1,346	(3)	1,349	1,016	75

Expenses
Distribution expenses	734	—	734	371	—	371	363	98
Amortization of deferred acquisition costs	20	—	20	21	—	21	(1)	(5)
General and administrative expense	1,296	95	1,201	894	30	864	337	39

Total expenses	2,050	95	1,955	1,286	30	1,256	699	56%

Pretax income	$318	$(92)	$410	$60	$(33)	$93	$317	NM

NM Not Meaningful.

(1)
Adjustments include net realized gains or losses and integration charges.

Our Asset Management segment pretax income was $318 million for the year ended December 31, 2010 compared to $60 million for the prior year. Our Asset Management segment pretax operating income, which excludes net realized gains or losses and integration charges, was $410 million for the year ended December 31, 2010 compared to $93 million for the prior year reflecting eight months of earnings from business acquired in the Columbia Management Acquisition and market appreciation. Pretax margin for 2010 was 13.4% and operating pretax margin was 17.3%.

Net Revenues

Net revenues increased $1.0 billion, or 76%, to $2.4 billion for the year ended December 31, 2010 compared to $1.3 billion for the prior year driven by an increase in asset-based management fees and distribution fees due to growth in assets from the Columbia Management Acquisition and market appreciation.

Management and financial advice fees increased $873 million, or 79%, to $2.0 billion for the year ended December 31, 2010 compared to $1.1 billion for the prior year primarily due to growth in assets from the Columbia Management Acquisition and market appreciation, partially offset by lower hedge fund performance fees. The daily average S&P 500 Index increased 20% compared to the prior year. Total Asset Management managed assets increased $213.7 billion, or 88%, to $456.8 billion at December 31, 2010 compared to the prior year primarily due to the Columbia Management Acquisition and market appreciation, partially offset by net outflows.

Distribution fees increased $142 million, or 66%, to $358 million for the year ended December 31, 2010 compared to $216 million for the prior year primarily driven by growth in assets from the Columbia Management Acquisition and market appreciation.

Expenses

Total expenses increased $764 million, or 59%, to $2.1 billion for the year ended December 31, 2010 compared to $1.3 billion for the prior year. Operating expenses, which exclude integration charges, increased $699 million, or 56%, to $2.0 billion for the year ended December 31, 2010 compared to $1.3 billion for the prior year due to an increase in distribution expenses and general and administrative expense. We realized integration gross expense synergies related to the Columbia Management Acquisition of approximately $75 million for the year ended December 31, 2010.

Distribution expenses increased $363 million, or 98%, to $734 million for the year ended December 31, 2010 compared to $371 million for the prior year primarily due to growth in assets from the Columbia Management Acquisition and market appreciation.

General and administrative expense increased $402 million, or 45%, to $1.3 billion for the year ended December 31, 2010 compared to $894 million for the prior year. Integration charges increased $65 million to $95 million in 2010 compared to $30 million in the prior year. Operating general and administrative expense, which excludes integration charges, increased $337 million, or 39%, to $1.2 billion for the year ended December 31, 2010 compared to $864 million for the prior year primarily due to increased operating costs of Columbia Management, as well as higher performance based compensation partially offset by lower legal expenses and lower hedge fund performance compensation.

Annuities

Our Annuities segment provides variable and fixed annuity products of RiverSource Life companies to retail clients. Prior to the fourth quarter of 2010, our variable annuity products were distributed through affiliated advisors as well as unaffiliated advisors through third-party distribution. During the fourth quarter of 2010, we discontinued new sales of our variable annuities in non-Ameriprise channels to further strengthen the risk and return characteristics of the business. Our fixed annuity products are distributed through affiliated advisors as well as unaffiliated advisors through third-party distribution. Revenues for our variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for our fixed annuity products are primarily earned as net investment income on assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. We also earn net investment income on owned assets supporting reserves for immediate annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Intersegment revenues for this segment reflect fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource Variable Series Trust, Columbia Funds Variable Insurance Trust, Columbia Funds Variable Insurance Trust I and Wanger Advisors Trust funds under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

Management believes that operating measures, which exclude net realized gains or losses for our Annuities segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Annuities segment:

	Years Ended December 31,
	2010			2009

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions, except percentages)
Revenues
Management and financial advice fees	$546	$—	$546	$438	$—	$438	$108	25%
Distribution fees	284	—	284	247	—	247	37	15
Net investment income	1,318	9	1,309	1,323	44	1,279	30	2
Premiums	150	—	150	104	—	104	46	44
Other revenues	202	—	202	153	—	153	49	32

Total revenues	2,500	9	2,491	2,265	44	2,221	270	12
Banking and deposit interest expense	—	—	—	—	—	—	—	—

Total net revenues	2,500	9	2,491	2,265	44	2,221	270	12

Expenses
Distribution expenses	268	—	268	211	—	211	57	27
Interest credited to fixed accounts	762	—	762	759	—	759	3	—
Benefits, claims, losses and settlement expenses	691	—	691	418	—	418	273	65
Amortization of deferred acquisition costs	(76)	—	(76)	37	—	37	(113)	NM
Interest and debt expense	2	—	2	—	—	—	2	NM
General and administrative expense	205	—	205	192	—	192	13	7

Total expenses	1,852	—	1,852	1,617	—	1,617	235	15

Pretax income	$648	$9	$639	$648	$44	$604	$35	6%

NM Not Meaningful.

(1)
Adjustments include net realized gains or losses.

Our Annuities segment pretax income was $648 million for both 2010 and 2009. Our Annuities segment pretax operating income, which excludes net realized gains or losses, increased $35 million, or 6%, to $639 million for the year ended December 31, 2010 compared to $604 million in the prior year.

Net Revenues

Net revenues increased $235 million, or 10%, to $2.5 billion for the year ended December 31, 2010 compared to $2.3 billion for the prior year. Operating net revenues, which exclude net realized gains or losses, increased $270 million, or 12%, to $2.5 billion for the year ended December 31, 2010 compared to $2.2 billion for the prior year reflecting increased management fees from higher separate account balances, increased premiums from immediate annuities with life contingencies and higher fees from variable annuity guarantees.

Management and financial advice fees increased $108 million, or 25%, to $546 million for the year ended December 31, 2010 compared to $438 million for the prior year due to higher fees on variable annuities driven by higher separate account balances. Average variable annuities contract accumulation values increased $10.3 billion, or 25%, from the prior year due to higher equity market levels and net inflows. Variable annuity net inflows during 2010 were $1.2 billion driven by our introduction in the third quarter of a new variable annuity in the Ameriprise channel, RAVA 5, and an updated guaranteed minimum withdrawal benefit rider in the Ameriprise and third-party channels.

Distribution fees increased $37 million, or 15%, to $284 million for the year ended December 31, 2010 compared to $247 million for the prior year primarily due to higher fees on variable annuities driven by higher separate account balances.

Net investment income decreased $5 million to $1.3 billion for the year ended December 31, 2010. Operating net investment income, which excludes net realized gains or losses, increased $30 million, or 2%, to $1.3 billion for the year ended December 31, 2010, primarily driven by higher fixed annuity account balances and higher investment yields, partially offset by the negative impact of the implementation of changes to the PN program. With these changes, assets of clients participating in the PN program were reallocated, pursuant to their consent. This reallocation in part resulted in a shift of assets from interest bearing investments in the general account into separate accounts.

Premiums increased $46 million, or 44%, to $150 million for the year ended December 31, 2010 compared to $104 million for the prior year due to higher sales of immediate annuities with life contingencies.

Other revenues increased $49 million, or 32%, to $202 million for the year ended December 31, 2010 compared to $153 million for the prior year due to higher fees from variable annuity guarantees.

Expenses

Total expenses increased $235 million, or 15%, to $1.9 billion for the year ended December 31, 2010 compared to $1.6 billion for the prior year primarily due to an increase in distribution expenses and benefits, claims, losses and settlement expenses partially offset by a decrease in amortization of DAC.

Distribution expenses increased $57 million, or 27%, to $268 million for the year ended December 31, 2010 compared to $211 million for the prior year primarily due to higher variable annuity compensation.

Interest credited to fixed accounts increased $3 million to $762 million for the year ended December 31, 2010 compared to $759 million for the prior year due to higher average fixed annuity account balances partially offset by a lower average crediting rate on interest sensitive fixed annuities. Average fixed annuities contract accumulation values increased $600 million, or 4%, to $14.5 billion for 2010 compared to the prior year. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.8% in 2010 compared to 3.9% in the prior year.

Benefits, claims, losses and settlement expenses increased $273 million, or 65%, to $691 million for the year ended December 31, 2010 compared to $418 million for the prior year primarily driven by the impact of updating valuation assumptions and model changes partially offset by the market impact of variable annuity guaranteed benefits, net of hedges and DSIC. Benefits, claims, losses and settlement expenses in 2010 included an expense of $205 million from updating valuation assumptions and model changes compared to a benefit of $47 million in the prior year. The market impact of variable annuity guaranteed benefits, net of hedges and DSIC, increased benefits expense by $59 million in 2010 compared to an increase of $148 million in the prior year. The market impact in both periods was primarily driven by the impact of nonperformance credit spread on the valuation of living benefit liabilities, which we do not hedge. The market impact to DSIC was a benefit of $3 million in 2010 compared to a benefit of $4 million in the prior year. Benefits, claims, losses and settlement expenses related to our immediate annuities with life contingencies increased compared to the prior year primarily due to higher premiums. In addition, benefits, claims, losses and settlement expenses increased as a result of the implementation of changes to the PN program in the second quarter of 2010.

Amortization of DAC decreased $113 million to a benefit of $76 million for the year ended December 31, 2010 compared to an expense of $37 million in the prior year primarily due to the impact of updating valuation assumptions and model changes partially offset by the impact of markets. Amortization of DAC in 2010 included a benefit of $336 million from updating valuation assumptions and model changes compared to a benefit of $64 million in the prior year. DAC amortization in 2010 included a benefit of $25 million due to market impacts, including a $4 million benefit offsetting higher variable annuity guaranteed benefit expenses. DAC amortization in 2009 included a benefit of $136 million due to market impacts, including a $113 million benefit offsetting higher variable annuity guaranteed benefit expenses. An increase in DAC amortization related to higher variable annuity gross profits was partially offset by a decrease as a result of the implementation of changes to the PN program in the second quarter of 2010.

General and administrative expense increased $13 million, or 7%, to $205 million for the year ended December 31, 2010 compared to $192 million for the prior year primarily driven by additional expenses related to new product introductions and enhancements.

Protection

Our Protection segment offers a variety of protection products to address the protection and risk management needs of our retail clients including life, disability income and property-casualty insurance. Life and disability income products are primarily distributed through our branded advisors. Our property-casualty products are sold direct, primarily through affinity relationships. We issue insurance policies through our life insurance subsidiaries and the property casualty companies. The primary sources of revenues for this segment are premiums, fees, and charges we receive to assume insurance-related risk. We earn net investment income on owned assets supporting insurance reserves and capital supporting the business. We also receive fees based on the level of assets supporting variable universal life separate account balances. This segment earns intersegment revenues from fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource Variable Series Trust, Columbia Funds Variable Insurance Trust, Columbia Funds Variable Insurance Trust I and Wanger Advisors Trust funds under the variable universal life contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

Management believes that operating measures, which exclude net realized gains or losses for our Protection segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Protection segment:

	Years Ended December 31,
	2010			2009

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions, except percentages)
Revenues
Management and financial advice fees	$54	$—	$54	$47	$—	$47	$7	15%
Distribution fees	96	—	96	97	—	97	(1)	(1)
Net investment income	429	1	428	422	27	395	33	8
Premiums	1,055	—	1,055	1,020	—	1,020	35	3
Other revenues	422	—	422	386	—	386	36	9

Total revenues	2,056	1	2,055	1,972	27	1,945	110	6
Banking and deposit interest expense	1	—	1	1	—	1	—	—

Total net revenues	2,055	1	2,054	1,971	27	1,944	110	6

Expenses
Distribution expenses	32	—	32	22	—	22	10	45
Interest credited to fixed accounts	147	—	147	144	—	144	3	2
Benefits, claims, losses and settlement expenses	1,066	—	1,066	924	—	924	142	15
Amortization of deferred acquisition costs	183	—	183	159	—	159	24	15
General and administrative expense	223	—	223	226	—	226	(3)	(1)

Total expenses	1,651	—	1,651	1,475	—	1,475	176	12

Pretax income	$404	$1	$403	$496	$27	$469	$(66)	(14)%

(1)
Adjustments include net realized gains or losses.

Our Protection segment pretax income was $404 million for the year ended December 31, 2010, a decrease of $92 million, or 19%, from $496 million for the prior year. Our Protection segment pretax operating income, which excludes net realized gains or losses, was $403 million for the year ended December 31, 2010, a decrease of $66 million, or 14%, from $469 million for the prior year.

Net Revenues

Net revenues increased $84 million, or 4%, to $2.1 billion for the year ended December 31, 2010 compared to $2.0 billion for the prior year. Operating net revenues, which exclude net realized gains or losses, increased $110 million, or 6%, to $2.1 billion for the year ended December 31, 2010 compared to $1.9 billion for the prior year primarily due to the impact of updating valuation assumptions and model changes and an increase in net investment income and premiums.

Management and financial advice fees increased $7 million, or 15%, to $54 million for the year ended December 31, 2010 compared to $47 million for the prior year primarily due to higher management fees from VUL separate account growth due to market appreciation.

Net investment income increased $7 million, or 2%, to $429 million for the year ended December 31, 2010 compared to $422 million for the prior year. Operating net investment income, which excludes net realized gains or losses, increased $33 million, or 8%, to $428 million for the year ended December 31, 2010 compared to $395 million for the prior year primarily due to higher investment yields and increased general account assets.

Premiums increased $35 million, or 3%, to $1.1 billion for the year ended December 31, 2010 compared to $1.0 billion for the prior year due to growth in Auto and Home premiums driven by higher volumes. Auto and Home policy counts increased 9% period-over-period.

Other revenues increased $36 million, or 9%, to $422 million for the year ended December 31, 2010 compared to $386 million for the prior year primarily due to updating valuation assumptions and model changes. Other revenues in 2010 included a charge of $20 million from updating valuation assumptions and model changes compared to a charge of $65 million in the prior year.

Expenses

Total expenses increased $176 million, or 12%, to $1.7 billion for the year ended December 31, 2010 compared to $1.5 billion for the prior year primarily due to updating valuation assumptions and model changes and an increase in insurance claims compared to the prior year.

Benefits, claims, losses and settlement expenses increased $142 million, or 15%, to $1.1 billion for the year ended December 31, 2010 compared to $924 million for the prior year primarily due to updating valuation assumptions and model changes and higher claims in 2010. Benefits, claims, losses and settlement expenses in 2010 included an expense of $44 million from updating valuation assumptions and model changes compared to a benefit of $33 million in the prior year. Benefits, claims, losses and settlement expenses related to our Auto and Home business increased compared to the prior year primarily due to higher business volumes and higher claims driven by $11 million in catastrophe losses from a hail storm in the Phoenix area and a $16 million reserve increase for higher auto liability claims. In addition, benefits, claims, losses and settlement expenses in 2010 included higher disability income and long-term care insurance claims and higher reserves for universal life products with secondary guarantees compared to the prior year.

Amortization of DAC increased $24 million, or 15%, to $183 million for the year ended December 31, 2010 compared to $159 million in the prior year primarily due to updating valuation assumptions and model changes. Amortization of DAC for 2010 included a benefit of $22 million from updating valuation assumptions and model changes compared to a benefit of $55 million in the prior year. The market impact on DAC resulted in a benefit of $10 million in 2010 compared to a benefit of $3 million in the prior year.

Corporate & Other

Our Corporate & Other segment consists of net investment income on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues from various investments as well as unallocated corporate expenses. The Corporate & Other segment also includes revenues and expenses of CIEs.

Management believes that operating measures, which exclude net realized gains or losses, integration and restructuring charges and the impact of consolidating CIEs for our Corporate & Other segment, best reflect the underlying performance of our 2010 and 2009 core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Corporate & Other segment:

	Years Ended December 31,
	2010			2009

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions, except percentages)
Revenues
Net investment income (loss)	$273	$294	$(21)	$(57)	$2	$(59)	$38	64%
Other revenues	153	125	28	90	28	62	(34)	(55)

Total revenues	426	419	7	33	30	3	4	NM
Banking and deposit interest expense	3	—	3	7	6	1	2	NM

Total net revenues	423	419	4	26	24	2	2	100

Expenses
Distribution expenses	1	—	1	3	—	3	(2)	(67)
Interest and debt expense	288	181	107	127	—	127	(20)	(16)
General and administrative expense	211	65	146	146	13	133	13	10

Total expenses	500	246	254	276	13	263	(9)	(3)
Pretax loss	(77)	173	(250)	(250)	11	(261)	11	4
Less: Net income attributable to noncontrolling interests	163	163	—	15	15	—	—	—

Pretax loss attributable to Ameriprise Financial	$(240)	$10	$(250)	$(265)	$(4)	$(261)	$11	4%

NM Not Meaningful.

(1)
Includes revenues and expenses of the CIEs, net realized gains or losses and integration and restructuring charges.

The following table presents the components of the adjustments in the table above:

	Years Ended December 31,
	2010			2009

	CIEs	Other Adjustments(1)	Total Adjustments	CIEs	Other Adjustments(1)	Total Adjustments

	(in millions)
Revenues
Net investment income	$275	$19	$294	$2	$—	$2
Other revenues	125	—	125	28	—	28

Total revenues	400	19	419	30	—	30
Banking and deposit interest expense	—	—	—	6	—	6

Total net revenues	400	19	419	24	—	24

Expenses
Distribution expenses	—	—	—	—	—	—
Interest and debt expense	181	—	181	—	—	—
General and administrative expense	56	9	65	9	4	13

Total expenses	237	9	246	9	4	13
Pretax income (loss)	163	10	173	15	(4)	11
Less: Net income attributable to noncontrolling interests	163	—	163	15	—	15

Pretax income (loss) attributable to Ameriprise Financial	$—	$10	$10	$—	$(4)	$(4)

(1)
Other adjustments include net realized gains or losses and integration and restructuring charges.

Our Corporate & Other segment pretax loss attributable to Ameriprise Financial was $240 million for the year ended December 31, 2010 compared to $265 million in the prior year. Our Corporate & Other segment pretax operating loss attributable to Ameriprise Financial excludes net realized gains or losses, integration and restructuring charges and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss attributable to Ameriprise Financial was $250 million for the year ended December 31, 2010 compared to $261 million in the prior year.

Net revenues increased $397 million to $423 million for the year ended December 31, 2010 compared to $26 million for the prior year primarily reflecting revenues of CIEs. Operating net revenues, which exclude revenues of CIEs and net realized gains or losses, increased $2 million to $4 million for the year ended December 31, 2010.

Net investment income was $273 million for the year ended December 31, 2010 compared to a loss of $57 million in the prior year. Net investment income in 2010 primarily reflects changes in the assets and liabilities of CIEs, primarily debt and underlying syndicated loans. The decrease in operating net investment loss, which excludes revenues of CIEs and net realized gains or losses, reflects lower transfer priced interest income allocated to the Annuities and Protection segments for maintaining excess liquidity.

Other revenues increased $63 million, or 70%, to $153 million for the year ended December 31, 2010, primarily due to an increase in revenues of consolidated property funds. Operating other revenues, which exclude revenues of consolidated property funds, decreased $34 million, or 55%, to $28 million for the year ended December 31, 2010, due to a $58 million gain on the repurchase of certain of our junior notes in 2009 partially offset by a $25 million benefit from the payments related to the Reserve Funds matter in 2010.

Total expenses increased $224 million, or 81%, to $500 million for the year ended December 31, 2010 compared to $276 million for the prior year primarily reflecting expenses of CIEs. Operating expenses, which exclude expenses of CIEs and integration and restructuring charges, decreased $9 million, or 3%, to $254 million for the year ended December 31, 2010 compared to $263 million for the prior year.

Interest and debt expense increased $161 million to $288 million for the year ended December 31, 2010 compared to $127 million for the prior year primarily reflecting interest expense of the CIE debt. Operating interest and debt expense, which excludes interest expense of the CIE debt, decreased $20 million, or 16%, to $107 million for the year ended December 31, 2010 compared to $127 million for the prior year primarily due to an expense of $13 million in 2009 related to the early retirement of $450 million of our senior notes due 2010.

General and administrative expense increased $65 million, or 45%, to $211 million for the year ended December 31, 2010 compared to $146 million for the prior year. Operating general and administrative expense, which excludes expenses of the CIEs and integration and restructuring charges, increased $13 million, or 10%, to $146 million for the year ended December 31, 2010 compared to $133 million for the prior year.

Consolidated Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table presents our consolidated results of operations:

	Years Ended December 31,
	2009			2008

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions, except percentages)
Revenues
Management and financial advice fees	$2,704	$(2)	$2,706	$2,899	$(2)	$2,901	$(195)	(7)%
Distribution fees	1,420	—	1,420	1,565	—	1,565	(145)	(9)
Net investment income	2,002	55	1,947	817	(777)	1,594	353	22
Premiums	1,098	—	1,098	1,048	—	1,048	50	5
Other revenues	722	28	694	768	(46)	814	(120)	(15)

Total revenues	7,946	81	7,865	7,097	(825)	7,922	(57)	(1)
Banking and deposit interest expense	141	6	135	179	1	178	(43)	(24)

Total net revenues	7,805	75	7,730	6,918	(826)	7,744	(14)	—

Expenses
Distribution expenses	1,782	—	1,782	1,912	—	1,912	(130)	(7)
Interest credited to fixed accounts	903	—	903	790	—	790	113	14
Benefits, claims, losses and settlement expenses	1,342	—	1,342	1,125	—	1,125	217	19
Amortization of deferred acquisition costs	217	—	217	933	—	933	(716)	(77)
Interest and debt expense	127	—	127	109	—	109	18	17
General and administrative expense	2,514	105	2,409	2,472	84	2,388	21	1

Total expenses	6,885	105	6,780	7,341	84	7,257	(477)	(7)
Pretax income (loss)	920	(30)	950	(423)	(910)	487	463	95
Income tax provision (benefit)	183	(15)	198	(333)	(300)	(33)	231	NM

Net income (loss)	737	(15)	752	(90)	(610)	520	232	45
Less: Net income (loss) attributable to non-controlling interests	15	15	—	(54)	(54)	—	—	—

Net income (loss) attributable to Ameriprise Financial	$722	$(30)	$752	$(36)	$(556)	$520	$232	45%

NM Not Meaningful.

(1)
Includes the elimination of management fees we earn for services provided to the CIEs and the related expense, revenues and expenses of the CIEs, net realized gains or losses and integration and restructuring charges. Income tax provision is calculated using the statutory tax rate of 35% on applicable adjustments.

The following table presents the components of the adjustments in the table above:

	Years Ended December 31,
	2009			2008

	CIEs	Other Adjustments(1)	Total Adjustments	CIEs	Other Adjustments(1)	Total Adjustments

	(in millions)
Revenues
Management and financial advice fees	$(2)	$—	$(2)	$(2)	$—	$(2)
Distribution fees	—	—	—	—	—	—
Net investment income	2	53	55	—	(777)	(777)
Premiums	—	—	—	—	—	—
Other revenues	28	—	28	(46)	—	(46)

Total revenues	28	53	81	(48)	(777)	(825)
Banking and deposit interest expense	6	—	6	1	—	1

Total net revenues	22	53	75	(49)	(777)	(826)

Expenses
Distribution expenses	—	—	—	—	—	—
Interest credited to fixed accounts	—	—	—	—	—	—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—
Amortization of deferred acquisition costs	—	—	—	—	—	—
Interest and debt expense	—	—	—	—	—	—
General and administrative expense	7	98	105	5	79	84

Total expenses	7	98	105	5	79	84
Pretax income (loss)	15	(45)	(30)	(54)	(856)	(910)
Income tax benefit	—	(15)	(15)	—	(300)	(300)

Net income (loss)	15	(30)	(15)	(54)	(556)	(610)
Less: Net income (loss) attributable to noncontrolling interests	15	—	15	(54)	—	(54)

Net loss attributable to Ameriprise Financial	$—	$(30)	$(30)	$—	$(556)	$(556)

(1)
Other adjustments include net realized gains or losses and integration and restructuring charges.

Overall

Net income attributable to Ameriprise Financial for the year ended December 31, 2009 was $722 million compared to a net loss attributable to Ameriprise Financial of $36 million for the prior year. Operating net income attributable to Ameriprise Financial, which includes the fees we earn from services provided to the CIEs and excludes revenues and expenses of the CIEs, net realized gains or losses and integration and restructuring charges, was $752 million for the year ended December 31, 2009 compared to $520 million for the prior year. Operating results for 2009 reflect the impacts from a 22% decline in the daily average S&P 500 Index on a period-over-period basis, lower short term interest rates and lower client activity, offset by growth in spread products, net inflows in wrap accounts and Asset Management and expense controls. Operating results for 2008 were impacted by market dislocation, money market support costs and an increase in DAC and DSIC amortization.

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

The total pretax impacts on our revenues and expenses for the year ended December 31, 2009 attributable to the review of valuation assumptions for RiverSource Life products were as follows:

Segment Pretax Benefit (Charge)	Other Revenues	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total

	(in millions)
Valuation assumptions:
Annuities	$—	$47	$64	$111
Protection	(65)	33	55	23

Total	$(65)	$80	$119	$134

The total pretax impacts on our revenues and expenses for the year ended December 31, 2008 attributable to the review of valuation assumptions for RiverSource Life products and the valuation system conversion were as follows:

Segment Pretax Benefit (Charge)	Premiums	Other Revenues	Distribution Expenses	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total

	(in millions)
Valuation assumptions and valuation system conversion:
Annuities	$—	$—	$1	$46	$9	$56
Protection	2	95	—	43	(90)	50

Total	$2	$95	$1	$89	$(81)	$106

Net revenues

Net revenues increased $887 million, or 13%, to $7.8 billion for the year ended December 31, 2009 compared to $6.9 billion for the prior year. Operating net revenues exclude net realized gains or losses and revenues of the CIEs and include the fees we earn from services provided to the CIEs. Operating net revenues decreased $14 million to $7.7 billion for the year ended December 31, 2009 driven by a decrease in management and financial advice fees and distribution fees due to lower average asset levels attributable to the decline in equity markets and a decrease in other revenues due to the impact of updating valuation assumptions, partially offset by an increase in net investment income, as well as revenues resulting from our 2008 acquisitions, an increase in premiums and lower banking and deposit interest expense.

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

Net investment income increased $1.2 billion to $2.0 billion for the year ended December 31, 2009 compared to $817 million in the prior year. Net investment income in 2009 included $53 million in net realized investment gains compared to net realized investment losses of $777 million in 2008. In 2009, net realized gains from sales of Available-for-Sale securities were $163 million and other-than-temporary impairments recognized in earnings were $93 million, which related to credit losses on non-agency residential mortgage backed securities, corporate debt securities primarily in the gaming, banking and finance industries and other structured investments. In 2008, net realized gains from sales of Available-for-Sale securities were $5 million and other-than-temporary impairments recognized in earnings were $762 million, which related to losses on non-agency residential mortgage backed securities, corporate debt securities primarily in the financial services and gaming industries and asset backed and other securities. Operating net investment income, which excludes net realized gains or losses, increased $353 million, or 22%, to $1.9 billion for the year ended December 31, 2009 compared to $1.6 billion in the prior year primarily due to an increase of $273 million in investment income earned on fixed maturity securities driven by higher invested asset levels primarily from spread product net inflows and higher yields on the longer-term fixed income investments in our investment portfolio.

Premiums increased $50 million, or 5%, to $1.1 billion for the year ended December 31, 2009 compared to $1.0 billion in the prior year primarily due to growth in Auto and Home premiums compared to the prior year driven by higher volumes, as well as higher sales of immediate annuities with life contingencies. Auto and Home policy counts increased 9% period-over-period.

Other revenues decreased $46 million, or 6%, to $722 million for the year ended December 31, 2009 compared to $768 million in the prior year. Operating other revenues exclude revenues of consolidated property funds. Operating other revenues decreased $120 million, or 15%, to $694 million for the year ended December 31, 2009 compared to $814 million in the prior year due to a $65 million negative impact from updating valuation assumptions in the third quarter of 2009 compared to a $95 million benefit from updating valuation assumptions and converting to a new valuation system for RiverSource Life products in the third quarter of 2008. This decrease was partially offset by an increase in our guaranteed benefit rider fees on variable annuities and a $58 million gain in 2009 on the repurchase of certain of our junior notes compared to $19 million in 2008. Other revenues in 2008 included $36 million from the sale of certain operating assets.

Banking and deposit interest expense decreased $38 million, or 21%, to $141 million for the year ended December 31, 2009 compared to $179 million in the prior year primarily due to lower crediting rates on certificates and banking deposit products.

Expenses

Total expenses decreased $456 million, or 6%, to $6.9 billion for the year ended December 31, 2009 compared to $7.3 billion in the prior year. Operating expenses exclude integration and restructuring charges and expenses of the CIEs. Total operating expenses decreased $477 million, or 7%, to $6.8 billion for the year ended December 31, 2009 compared to $7.3 billion in the prior year. The decrease in operating expenses was primarily due to a decrease in distribution expenses, the impact of updating valuation assumptions, the impact of market performance on amortization of DAC and DSIC and expense controls, partially offset by ongoing expenses related to our 2008 acquisitions, higher performance-based compensation and higher interest credited to fixed accounts compared to the prior year.

Distribution expenses decreased $130 million, or 7%, to $1.8 billion for the year ended December 31, 2009 compared to $1.9 billion in the prior year reflecting lower equity markets and client activity levels, partially offset by expenses resulting from our 2008 acquisitions.

Interest credited to fixed accounts increased $113 million, or 14%, to $903 million for the year ended December 31, 2009 compared to $790 million in the prior year, primarily due to higher average fixed annuity account balances and higher average fixed annuity crediting rates compared to the prior year. Average fixed annuities contract accumulation values increased $1.9 billion, or 16%, compared to the prior year. The average fixed annuity crediting rate excluding capitalized interest increased to 3.9% in 2009 compared to 3.7% in the prior year.

Benefits, claims, losses and settlement expenses increased $217 million, or 19%, to $1.3 billion for the year ended December 31, 2009 compared to $1.1 billion in the prior year driven by an increase in expenses from variable annuity living benefit guarantees. Benefits, claims, losses and settlement expenses in 2009 were impacted by $148 million of market impacts on variable annuity benefit expenses, net of hedges and DSIC, compared to a benefit of $32 million in 2008. The non-cash impact of the nonperformance spread on the fair value of living benefit liabilities increased benefits, claims, losses and settlement expenses in 2009 compared to a decrease in 2008. Benefits, claims, losses and settlement expenses related to our Auto and Home business increased in 2009 primarily due to higher business volumes. Benefits, claims, losses and settlement expenses in 2009 included a benefit of $80 million from updating valuation assumptions compared to a benefit of $89 million in the prior year from updating valuation assumptions and converting to a new valuation system. The impact of market performance in 2009 decreased DSIC amortization by $4 million compared to an expense of $41 million in the prior year.

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

Interest and debt expense increased $18 million, or 17%, to $127 million for the year ended December 31, 2009 compared to $109 million in the prior year primarily due to an expense of $13 million in 2009 related to the early retirement of $450 million of our senior notes due 2010.

General and administrative expense increased $42 million, or 2%, to $2.5 billion for the year ended December 31, 2009. Integration and restructuring charges increased $19 million to $98 million for the year ended December 31, 2009 compared to $79 million for the prior year. Operating general and administrative expense excludes integration and restructuring charges and expenses of the CIEs. Operating general and administrative expense increased $21 million, or

1%, to $2.4 billion for the year ended December 31, 2009. Operating general and administrative expense in 2009 included ongoing costs resulting from our 2008 acquisitions and increases in hedge fund performance compensation, our performance compensation pool and legal expenses, partially offset by cost controls. Operating general and administrative expense in 2008 included a $77 million expense related to the mark-to-market of Lehman Brothers securities that we purchased from various 2a-7 money market mutual funds managed by RiverSource Investments, LLC and $36 million in costs related to guaranteeing specific client holdings in an unaffiliated money market mutual fund. The positive impact of foreign currency translation on general and administrative expense in 2009 partially offset the negative impact of foreign currency translation on management and financial advice fees.

Income Taxes

Our effective tax rate on net income (loss) including net income (loss) attributable to noncontrolling interests was 19.9% for the year ended December 31, 2009, compared to 78.8% for the year ended December 31, 2008. Our effective tax rate on net income (loss) excluding net income (loss) attributable to noncontrolling interests was 20.2% for the year ended December 31, 2009, compared to 90.2% for the year ended December 31, 2008. Our effective tax rate for the year ended December 31, 2008 reflects the level of pretax income relative to tax advantaged items and $79 million in tax benefits related to changes in the status of current audits and closed audits, tax planning initiatives, and the finalization of prior year tax returns.

Results of Operations by Segment

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table presents summary financial information by segment:

	Years Ended December 31,
	2009			2008

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating

	(in millions)
Advice & Wealth Management
Net revenues	$3,216	$(15)	$3,231	$3,110	$(333)	$3,443
Expenses	3,250	64	3,186	3,259	12	3,247

Pretax income (loss)	$(34)	$(79)	$45	$(149)	$(345)	$196

Asset Management
Net revenues	$1,346	$(3)	$1,349	$1,340	$1	$1,339
Expenses	1,286	30	1,256	1,261	5	1,256

Pretax income	$60	$(33)	$93	$79	$(4)	$83

Annuities
Net revenues	$2,265	$44	$2,221	$1,618	$(350)	$1,968
Expenses	1,617	—	1,617	1,905	—	1,905

Pretax income (loss)	$648	$44	$604	$(287)	$(350)	$63

Protection
Net revenues	$1,971	$27	$1,944	$1,954	$(92)	$2,046
Expenses	1,475	—	1,475	1,602	—	1,602

Pretax income	$496	$27	$469	$352	$(92)	$444

Corporate & Other
Net revenues	$26	$24	$2	$(48)	$(50)	$2
Expenses	276	13	263	370	69	301

Pretax loss	$(250)	$11	$(261)	$(418)	$(119)	$(299)

Less: Pretax income (loss) attributable to noncontrolling interests	15	15	—	(54)	(54)	—

Pretax loss attributable to Ameriprise Financial	$(265)	$(4)	$(261)	$(364)	$(65)	$(299)

Eliminations
Net revenues	$(1,019)	$(2)	$(1,017)	$(1,056)	$(2)	$(1,054)
Expenses	(1,019)	(2)	(1,017)	(1,056)	(2)	(1,054)

Pretax income	$—	$—	$—	$—	$—	$—

(1)
Includes the elimination of management fees we earn for services provided to the CIEs and the related expense, revenues and expenses of the CIEs, net realized gains or losses and integration and restructuring charges.

Advice & Wealth Management

The following table presents the changes in wrap account assets:

	2009	2008

	(in billions)
Balance at January 1	$72.8	$93.9
Net flows	9.3	3.7
Market appreciation/(depreciation)	12.8	(26.8)
Other	—	2.0

Balance at December 31	$94.9	$72.8

Our wrap accounts had net inflows of $9.3 billion in 2009 compared to $3.7 billion in 2008 and market appreciation of $12.8 billion in 2009 compared to market depreciation of $26.8 billion in 2008. In 2008, we acquired $2.0 billion in wrap account assets attributable to our acquisition of H&R Block Financial Advisors, Inc.

As of December 31, 2009, we administered $95.1 billion in assets for clients, an increase of $19.6 billion compared to the prior year primarily due to market appreciation.

The following table presents the results of operations of our Advice & Wealth Management segment:

	Years Ended December 31,
	2009			2008

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions, except percentages)
Revenues
Management and financial advice fees	$1,234	$—	$1,234	$1,339	$—	$1,339	$(105)	(8)%
Distribution fees	1,733	—	1,733	1,912	—	1,912	(179)	(9)
Net investment income (loss)	297	(15)	312	(43)	(333)	290	22	8
Other revenues	85	—	85	80	—	80	5	6

Total revenues	3,349	(15)	3,364	3,288	(333)	3,621	(257)	(7)
Banking and deposit interest expense	133	—	133	178	—	178	(45)	(25)

Total net revenues	3,216	(15)	3,231	3,110	(333)	3,443	(212)	(6)

Expenses
Distribution expenses	1,968	—	1,968	2,121	—	2,121	(153)	(7)
General and administrative expense	1,282	64	1,218	1,138	12	1,126	92	8

Total expenses	3,250	64	3,186	3,259	12	3,247	(61)	(2)

Pretax income (loss)	$(34)	$(79)	$45	$(149)	$(345)	$196	$(151)	(77)%

(1)
Adjustments include net realized gains or losses and integration charges.

Our Advice & Wealth Management segment pretax loss was $34 million for the year ended December 31, 2009 compared to $149 million in the prior year. Our Advice & Wealth Management segment pretax operating income, which excludes net realized gains or losses and integration charges, was $45 million for the year ended December 31, 2009 compared to $196 million in the prior year.

Net revenues

Net revenues were $3.2 billion for the year ended December 31, 2009 compared to $3.1 billion in the prior year, an increase of $106 million, or 3%. Operating net revenues, which exclude net realized gains or losses, decreased $212 million, or 6%, to $3.2 billion for the year ended December 31, 2009, driven by decreases in management and financial advice fees and distribution fees, partially offset by an increase in net investment income as well as revenues resulting from our 2008 acquisitions and a decrease in banking and deposit interest expense.

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

Net investment income increased $340 million to $297 million for the year ended December 31, 2009. Net realized investment losses were $15 million in 2009 compared to $333 million in the prior year due to lower impairments recorded on Available-for-Sale securities. Operating net investment income, which excludes net realized gains or losses, increased $22 million, or 8%, to $312 million for the year ended December 31, 2009, due to higher investment income on fixed maturity securities driven by higher invested asset levels primarily from spread product net inflows, partially offset by a decline in short term interest rates.

Banking and deposit interest expense decreased $45 million, or 25%, to $133 million for the year ended December 31, 2009, primarily due to lower crediting rates on certificates and banking deposit products.

Expenses

Total expenses decreased $9 million to $3.3 billion for the year ended December 31, 2009. Operating expenses, which exclude integration charges, decreased $61 million, or 2%, to $3.2 billion for the year ended December 31, 2009, due to a decrease in distribution expenses partially offset by an increase in general and administrative expense.

Distribution expenses decreased $153 million, or 7%, to $2.0 billion for the year ended December 31, 2009, reflecting lower equity markets and client activity levels, partially offset by expenses resulting from our 2008 acquisitions.

General and administrative expense increased $144 million, or 13%, to $1.3 billion for the year ended December 31, 2009. Integration charges were $64 million for the year ended December 31, 2009 compared to $12 million for the prior year. Operating general and administrative expense, which excludes integration charges, increased $92 million, or 8%, compared to the prior year primarily due to ongoing expenses from our acquisition of H&R Block Financial Advisors, Inc. in the fourth quarter of 2008, as well as higher performance compensation accruals and legal expenses.

Asset Management

The total domestic assets and number of funds managed by our RiverSource family of mutual funds as of December 31, 2009 was $76.9 billion and 132 funds, respectively.

The following table presents the mutual fund performance of our retail Domestic and International funds:

	December 31
	2009	2008

Mutual Fund Performance
Domestic
Equal Weighted Mutual Fund Rankings in top 2 Lipper Quartiles(1)
Equity—12 month	51%	33%
Fixed income—12 month	65%	70%
Equity—3 year	42%	50%
Fixed income—3 year	72%	75%
Equity—5 year	63%	53%
Fixed income—5 year	58%	66%
Asset Weighted Mutual Fund Rankings in top 2 Lipper Quartiles(2)
Equity—12 month	72%	26%
Fixed income—12 month	80%	39%
Equity—3 year	50%	40%
Fixed income—3 year	63%	40%
Equity—5 year	69%	70%
Fixed income—5 year	58%	37%
International
Equal Weighted Mutual Fund Rankings in top 2 S&P Quartiles(1)
Equity—12 month	38%	83%
Fixed income—12 month	60%	45%
Equity—3 year	90%	90%
Fixed income—3 year	80%	64%
Equity—5 year	89%	89%
Fixed income—5 year	78%	50%

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

The following tables present the changes in Domestic and International managed assets:

	December 31, 2008	Net Flows	Market Appreciation/ (Depreciation) & Other	Foreign Exchange	December 31, 2009

	(in billions)
Domestic Managed Assets:
Retail Funds	$63.9	$(2.4)	$15.4	$—	$76.9
Institutional Funds	54.7	2.6	5.0	—	62.3
Alternative Funds	9.4	(0.1)	0.6	—	9.9
Less: Eliminations	(0.1)	—	—	—	(0.1)

Total Domestic Managed Assets	127.9	0.1	21.0	—	149.0
International Managed Assets:
Retail Funds	16.3	4.8	6.2 (1)	1.8	29.1
Institutional Funds	55.3	(1.4)	7.5	5.4	66.8
Alternative Funds	2.6	0.1	(1.0)	0.2	1.9

Total International Managed Assets	74.2	3.5	12.7	7.4	97.8
Less: Sub-Advised Eliminations	(2.5)	—	(1.1)	—	(3.6)

Total Managed Assets	$199.6	$3.6	$32.6	$7.4	$243.2

(1)
Included in Market appreciation (depreciation) and other are assets due to the addition of Standard Chartered Bank's World Express Funds investment business.

	December 31, 2007	Net Flows	Market Appreciation/ (Depreciation) & Other		Foreign Exchange	December 31, 2008

	(in billions)
Domestic Managed Assets:
Retail Funds	$86.9	$(5.4)	$(17.6	)(1)	$—	$63.9
Institutional Funds	62.0	(4.8)	(2.5	)(1)	—	54.7
Alternative Funds	8.1	(1.2)	2.5	(1)	—	9.4
Less: Eliminations	(0.7)	—	0.6		—	(0.1)

Total Domestic Managed Assets	156.3	(11.4)	(17.0)		—	127.9
International Managed Assets:
Retail Funds	30.8	(1.9)	(6.2)		(6.4)	16.3
Institutional Funds	100.1	(13.3)	(9.8)		(21.7)	55.3
Alternative Funds	3.5	(0.6)	0.2		(0.5)	2.6

Total International Managed Assets	134.4	(15.8)	(15.8)		(28.6)	74.2
Less: Sub-Advised Eliminations	(5.6)	—	3.1		—	(2.5)

Total Managed Assets	$285.1	$(27.2)	$(29.7)		$(28.6)	$199.6

(1)
Included in Market appreciation (depreciation) and other are assets due to the acquisition of J. & W. Seligman & Co.

In 2009, Domestic managed assets had $119 million in net inflows compared to net outflows of $11.4 billion during 2008 and market appreciation and other of $21.0 billion in 2009 compared to market depreciation and other of $17.0 billion in 2008. International managed assets had $3.5 billion in net inflows in 2009 compared to net outflows of $15.8 billion in 2008 and market appreciation and other of $12.7 billion in 2009 compared to market depreciation and other of $15.8 billion in 2008. The positive impact on International managed assets due to changes in foreign currency exchange rates was $7.4 billion in 2009 compared to a negative impact of $28.6 billion in 2008.

The following table presents the results of operations of our Asset Management segment:

	Years Ended December 31,
	2009			2008

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions, except percentages)
Revenues
Management and financial advice fees	$1,106	$—	$1,106	$1,079	$—	$1,079	$27	3%
Distribution fees	216	—	216	247	—	247	(31)	(13)
Net investment income	18	(3)	21	(13)	1	(14)	35	NM
Other revenues	8	—	8	33	—	33	(25)	(76)

Total revenues	1,348	(3)	1,351	1,346	1	1,345	6	—
Banking and deposit interest expense	2	—	2	6	—	6	(4)	(67)

Total net revenues	1,346	(3)	1,349	1,340	1	1,339	10	1

Expenses
Distribution expenses	371	—	371	417	—	417	(46)	(11)
Amortization of deferred acquisition costs	21	—	21	24	—	24	(3)	(13)
General and administrative expense	894	30	864	820	5	815	49	6

Total expenses	1,286	30	1,256	1,261	5	1,256	—	—

Pretax income	$60	$(33)	$93	$79	$(4)	$83	$10	12%

NM Not Meaningful.

(1)
Adjustments include net realized gains or losses and integration charges.

Our Asset Management segment pretax income was $60 million for the year ended December 31, 2009 compared to $79 million in the prior year. Our Asset Management segment pretax operating income, which excludes net realized gains or losses and integration charges, was $93 million for the year ended December 31, 2009 compared to $83 million for the prior year.

Net revenues

Net revenues increased $6 million to $1.3 billion for the year ended December 31, 2009. Operating net revenues, which exclude net realized gains or losses, increased $10 million, or 1%, to $1.3 billion for the year ended December 31, 2009, primarily due to an increase in management and financial advice fees and net investment income, partially offset by a decline in distribution fees and other revenues.

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

Net investment income was $18 million for the year ended December 31, 2009 compared to net investment loss of $13 million in the prior year. Operating net investment income, which excludes net realized gains or losses, was $21 million for the year ended December 31, 2009 compared to operating net investment loss of $14 million for the prior year primarily due to losses related to mark-to-market adjustments on seed money investments in 2008.

Other revenues decreased $25 million, or 76%, to $8 million for the year ended December 31, 2009, due to revenue from the sale of certain operating assets in 2008.

Expenses

Total expenses increased $25 million, or 2%, to $1.3 billion for the year ended December 31, 2009, primarily due to an increase in general and administrative expense partially offset by a decrease in distribution expenses.

Distribution expenses decreased $46 million, or 11%, to $371 million for the year ended December 31, 2009, primarily due to lower average assets.

General and administrative expense increased $74 million, or 9%, to $894 million for the year ended December 31, 2009. Integration charges were $30 million for the year ended December 31, 2009 compared to $5 million for the prior year. Operating general and administrative expense, which excludes integration charges, increased $49 million, or 6%, to $864 million for the year ended December 31, 2009, primarily due to ongoing expenses from our acquisition of Seligman in the fourth quarter of 2008 and increases in hedge fund performance compensation, our performance compensation pool and legal expenses, partially offset by expense controls and a positive impact of foreign currency translation. The positive impact of foreign currency translation on general and administrative expense partially offset the negative impact of foreign currency translation on management and financial advice fees.

Annuities

The following table presents the results of operations of our Annuities segment:

	Years Ended December 31,
	2009			2008

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions, except percentages)
Revenues
Management and financial advice fees	$438	$—	$438	$478	$—	$478	$(40)	(8)%
Distribution fees	247	—	247	275	—	275	(28)	(10)
Net investment income	1,323	44	1,279	652	(350)	1,002	277	28
Premiums	104	—	104	85	—	85	19	22
Other revenues	153	—	153	128	—	128	25	20

Total revenues	2,265	44	2,221	1,618	(350)	1,968	253	13
Banking and deposit interest expense	—	—	—	—	—	—	—	—

Total net revenues	2,265	44	2,221	1,618	(350)	1,968	253	13

Expenses
Distribution expenses	211	—	211	207	—	207	4	2
Interest credited to fixed accounts	759	—	759	646	—	646	113	17
Benefits, claims, losses and settlement expenses	418	—	418	269	—	269	149	55
Amortization of deferred acquisition costs	37	—	37	576	—	576	(539)	(94)
General and administrative expense	192	—	192	207	—	207	(15)	(7)

Total expenses	1,617	—	1,617	1,905	—	1,905	(288)	(15)%

Pretax income (loss)	$648	$44	$604	$(287)	$(350)	$63	$541	NM

NM Not Meaningful.

(1)
Adjustments include net realized gains or losses.

Our Annuities segment pretax income was $648 million in 2009 compared to pretax loss of $287 million in 2008. Our Annuities segment pretax operating income, which excludes net realized gains or losses, was $604 million in 2009 compared to $63 million in 2008.

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

Net revenues

Net revenues increased $647 million, or 40%, to $2.3 billion for the year ended December 31, 2009. Operating net revenues, which exclude net realized gains or losses, increased $253 million, or 13%, to $2.2 billion for the year ended December 31, 2009, primarily driven by an increase in net investment income, partially offset by decreases in management and financial advice fees and distribution fees.

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

Net investment income increased $671 million to $1.3 billion for the year ended December 31, 2009. Net realized investment gains were $44 million in 2009 compared to net realized investment losses of $350 million in 2008 primarily due to impairments on Available-for-Sale securities. Operating net investment income, which excludes net realized gains or losses, increased $277 million, or 28%, to $1.3 billion for the year ended December 31, 2009, primarily due to an increase in investment income on fixed maturity securities driven by higher invested asset levels primarily due to fixed and variable annuity net inflows and higher yields on the longer-term investments in our fixed income investment portfolio.

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

Amortization of DAC decreased $539 million, or 94%, to $37 million for the year ended December 31, 2009 compared to $576 million in the prior year. DAC amortization in 2009 included a $64 million benefit from updating valuation assumptions in 2009 compared to a $9 million benefit from updating valuation assumptions and converting to a new valuation system in the prior year. DAC amortization in 2009 was reduced by $136 million due to market impacts, including $113 million offsetting higher variable annuity benefit expenses. DAC amortization in 2008 was increased by $348 million due to market impacts, including a $111 million expense offsetting gains on variable annuity benefits.

General and administrative expense decreased $15 million, or 7%, to $192 million for the year ended December 31, 2009, primarily due to expense controls.

Protection

The following table presents the results of operations of our Protection segment:

	Years Ended December 31,
	2009			2008

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions, except percentages)
Revenues
Management and financial advice fees	$47	$—	$47	$56	$—	$56	$(9)	(16)%
Distribution fees	97	—	97	106	—	106	(9)	(8)
Net investment income	422	27	395	252	(92)	344	51	15
Premiums	1,020	—	1,020	994	—	994	26	3
Other revenues	386	—	386	547	—	547	(161)	(29)

Total revenues	1,972	27	1,945	1,955	(92)	2,047	(102)	(5)
Banking and deposit interest expense	1	—	1	1	—	1	—	—

Total net revenues	1,971	27	1,944	1,954	(92)	2,046	(102)	(5)

Expenses
Distribution expenses	22	—	22	18	—	18	4	22
Interest credited to fixed accounts	144	—	144	144	—	144	—	—
Benefits, claims, losses and settlement expenses	924	—	924	856	—	856	68	8
Amortization of deferred acquisition costs	159	—	159	333	—	333	(174)	(52)
General and administrative expense	226	—	226	251	—	251	(25)	(10)

Total expenses	1,475	—	1,475	1,602	—	1,602	(127)	(8)

Pretax income	$496	$27	$469	$352	$(92)	$444	$25	6%

(1)
Adjustments include net realized gains or losses.

Our Protection segment pretax income was $496 million for the year ended December 31, 2009, an increase of $144 million, or 41%, from $352 million in the prior year. Our Protection segment pretax operating income, which excludes net realized gains or losses, was $469 million for the year ended December 31, 2009 compared to $444 million in the prior year.

Net revenues

Net revenues increased $17 million, or 1%, to $2.0 billion for the year ended December 31, 2009. Operating net revenues, which exclude net realized gains or losses, decreased $102 million, or 5%, to $1.9 billion for the year ended December 31, 2009, due to a decrease in other revenues related to updating valuation assumptions, partially offset by an increase in net investment income and premiums.

Net investment income increased $170 million, or 67%, to $422 million for the year ended December 31, 2009. Net realized investment gains were $27 million in 2009 compared to net realized investment losses of $92 million in 2008 primarily related to impairments of Available-for-Sale securities. Operating net investment income, which excludes net realized gains or losses, increased $51 million, or 15%, to $395 million for the year ended December 31, 2009, primarily due to an increase in investment income earned on fixed maturity securities driven by higher yields on the longer-term investments in our fixed income investment portfolio.

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

Corporate & Other

The following table presents the results of operations of our Corporate & Other segment:

	Years Ended December 31,
	2009			2008

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions, except percentages)
Revenues
Net investment income (loss)	$(57)	$2	$(59)	$(25)	$(3)	$(22)	$(37)	NM
Other revenues	90	28	62	(20)	(46)	26	36	NM

Total revenues	33	30	3	(45)	(49)	4	(1)	(25)%
Banking and deposit interest expense	7	6	1	3	1	2	(1)	(50)

Total net revenues	26	24	2	(48)	(50)	2	—	—

Expenses
Distribution expenses	3	—	3	1	—	1	2	NM
Interest and debt expense	127	—	127	109	—	109	18	17
General and administrative expense	146	13	133	260	69	191	(58)	(30)

Total expenses	276	13	263	370	69	301	(38)	(13)
Pretax loss	(250)	11	(261)	(418)	(119)	(299)	38	13
Less: Net income (loss) attributable to noncontrolling interests	15	15	—	(54)	(54)	—	—	—

Pretax loss attributable to Ameriprise Financial	$(265)	$(4)	$(261)	$(364)	$(65)	$(299)	$38	13%

NM Not Meaningful.

(1)
Includes revenues and expenses of the CIEs, net realized gains or losses and integration and restructuring charges.

The following table presents the components of the adjustments in the table above:

	Years Ended December 31,
	2009			2008

	CIEs	Other Adjustments(1)	Total Adjustments	CIEs	Other Adjustments(1)	Total Adjustments

	(in millions)
Revenues
Net investment income (loss)	$2	$—	$2	$—	$(3)	$(3)
Other revenues	28	—	28	(46)	—	(46)

Total revenues	30	—	30	(46)	(3)	(49)
Banking and deposit interest expense	6	—	6	1	—	1

Total net revenues	24	—	24	(47)	(3)	(50)

Expenses
Distribution expenses	—	—	—	—	—	—
Interest and debt expense	—	—	—	—	—	—
General and administrative expense	9	4	13	7	62	69

Total expenses	9	4	13	7	62	69
Pretax income (loss)	15	(4)	11	(54)	(65)	(119)
Less: Net income (loss) attributable to noncontrolling interests	15	—	15	(54)	—	(54)

Pretax loss attributable to Ameriprise Financial	$—	$(4)	$(4)	$—	$(65)	$(65)

(1)
Other adjustments include net realized gains or losses and integration and restructuring charges.

Our Corporate & Other segment pretax loss attributable to Ameriprise Financial was $265 million for the year ended December 31, 2009 compared to $364 million in the prior year. Our Corporate & Other segment pretax operating loss attributable to Ameriprise Financial, which excludes revenues and expenses of the CIEs, net realized gains or losses and integration and restructuring charges, was $261 million for the year ended December 31, 2009 compared to $299 million in the prior year.

Net revenues were $26 million for the year ended December 31, 2009 compared to a negative $48 million for the prior year. Operating net revenues, which exclude net realized gains or losses and revenues of the CIEs, remained constant at $2 million for the year ended December 31, 2009. Net investment loss for the year ended December 31, 2009 reflects the transfer priced interest income allocated to the Annuities and Protection segments for maintaining excess liquidity and the period-over-period decline in short-term interest rates. Other revenues were $90 million for the year ended December 31, 2009 compared to a negative $20 million for the prior year reflecting the impact of the CIEs. Operating other revenues, which exclude the impact of the CIEs, increased $36 million to $62 million for the year ended December 31, 2009 due to a $58 million gain on the repurchase of $135 million of our junior notes in 2009 compared to a $19 million gain on the repurchase of $43 million of our junior notes in 2008.

Total expenses decreased $94 million, or 25%, to $276 million for the year ended December 31, 2009. Operating expenses, which exclude expenses of the CIEs and integration and restructuring charges, decreased $38 million, or 13%, to $263 million for the year ended December 31, 2009. Interest and debt expense for the year ended December 31, 2009 included a $13 million expense related to the early retirement of $450 million of our senior notes due 2010. General and administrative expense decreased $114 million, or 44%, to $146 million for the year ended December 31, 2009. Integration and restructuring charges in 2009 were $4 million compared to $62 million in 2008. Operating general and administrative expense, which excludes expenses of the CIEs and integration and restructuring charges, decreased $58 million, or 30%, to $133 million for the year ended December 31, 2009 due to money market support costs incurred in 2008, including $77 million related to the mark-to-market of Lehman Brothers securities that we purchased from various 2a-7 money market mutual funds managed by our subsidiary, RiverSource Investments, LLC and $36 million for the cost of guaranteeing specific client holdings in an unaffiliated money market mutual fund, partially offset by higher performance compensation accruals and legal expenses in 2009.

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

Non-Agency Residential Mortgage Backed Securities Backed by Sub-prime, Alt-A or Prime Collateral

Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but may not conform to government-sponsored standards. Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles. We have exposure to each of these types of loans predominantly through mortgage backed and asset backed securities. The slowdown in the U.S. housing market, combined with relaxed underwriting standards by some originators, has led to higher delinquency and loss rates for some of these investments. Market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities. As a part of our risk management process, an internal rating system is used in conjunction with market data as the basis of analysis to assess the likelihood that we will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, we perform our own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds and loss severity to determine if an other-than-temporary impairment should be recognized.

The following table presents, as of December 31, 2010, our non-agency residential mortgage backed and asset backed securities backed by sub-prime, Alt-A or prime mortgage loans by credit rating and vintage year:

	AAA		AA		A		BBB		BB & Below		Total

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Sub-prime
2003 & prior	$7	$7	$—	$—	$—	$—	$—	$—	$—	$—	$7	$7
2004	10	10	7	4	6	6	—	—	8	7	31	27
2005	48	48	45	45	23	23	6	6	22	18	144	140
2006	—	—	—	—	—	—	9	9	57	42	66	51
2007	—	—	—	—	3	3	—	—	6	1	9	4
2008	—	—	6	5	—	—	—	—	—	—	6	5
Re-Remic(1)	37	38	—	—	4	4	7	8	—	—	48	50

Total Sub-prime	$102	$103	$58	$54	$36	$36	$22	$23	$93	$68	$311	$284

Alt-A
2003 & prior	$17	$18	$—	$—	$—	$—	$—	$—	$—	$—	$17	$18
2004	10	10	59	60	19	17	10	6	14	8	112	101
2005	—	—	—	—	2	2	10	8	308	226	320	236
2006	—	—	—	—	—	—	—	—	147	103	147	103
2007	—	—	—	—	—	—	—	—	192	113	192	113
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—	—
2010	45	45	—	—	—	—	—	—	—	—	45	45
Re-Remic(1)	113	114	—	—	5	5	—	—	—	—	118	119

Total Alt-A	$185	$187	$59	$60	$26	$24	$20	$14	$661	$450	$951	$735

Prime
2003 & prior	$323	$324	$—	$—	$—	$—	$—	$—	$—	$—	$323	$324
2004	127	128	26	24	29	30	29	26	22	8	233	216
2005	14	19	31	35	32	36	42	42	187	136	306	268
2006	—	—	17	19	—	—	—	—	38	36	55	55
2007	58	60	—	—	—	—	—	—	13	11	71	71
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	2,214	2,398	82	99	—	—	—	—	12	22	2,308	2,519

Total Prime	$2,736	$2,929	$156	$177	$61	$66	$71	$68	$272	$213	$3,296	$3,453

Grand Total	$3,023	$3,219	$273	$291	$123	$126	$113	$105	$1,026	$731	$4,558	$4,472

(1)
Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement on senior bonds is increased through the Re-Remic process. Total exposure to subordinate tranches was nil as of December 31, 2010.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2010. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $71 million, net of DAC and DSIC amortization and income taxes, based on December 31, 2010 credit spreads.

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during the year ended December 31, 2010. At December 31, 2010, we had $2.9 billion in cash and cash equivalents compared to $3.1 billion at December 31, 2009. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that we entered into on September 30, 2010 and which expires in September 2011. Under the terms of the underlying credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this credit facility and had $1 million of outstanding letters of credit at December 31, 2010.

In March 2010, we issued $750 million of 5.30% senior notes due 2020. A portion of the proceeds was used to retire $340 million of debt that matured in November 2010. On April 30, 2010, we closed on the Columbia Management Acquisition and paid $866 million in the second quarter with cash on hand and assumed liabilities of $30 million. Our subsidiaries, Ameriprise Bank, FSB and RiverSource Life, are members of the Federal Home Loan Bank ("FHLB") of Des Moines, which provides these subsidiaries with access to collateralized borrowings. As of December 31, 2010, we had no borrowings from the FHLB. In 2010, we entered into repurchase agreements to reduce reinvestment risk from higher levels of expected annuity net cash flows. Repurchase agreements allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at December 31, 2010 was $397 million, which is collateralized with agency residential mortgage backed securities and corporate debt securities from our investment portfolio. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

Dividends from Subsidiaries

Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company ("ACC"), AMPF Holding Corporation, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, Inc. ("AFSI") and our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. ("AEIS"), our Auto and Home insurance subsidiary, IDS Property Casualty Insurance Company ("IDS Property Casualty"), doing business as Ameriprise Auto & Home Insurance, our transfer agent subsidiary, Columbia Management Investment Services Corp., our investment advisory company, Columbia Management Investment Advisers, LLC, and Threadneedle. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.

Actual capital and regulatory capital requirements as of December 31 for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements

	2010	2009	2010	2009

	(in millions)
RiverSource Life(1)(2)	$3,813	$3,450	$652	$803
RiverSource Life of NY(1)(2)	291	286	38	44
IDS Property Casualty(1)(3)	411	405	141	133
Ameriprise Insurance Company(1)(3)	44	46	2	2
ACC(4)(5)	184	293	173	231
Threadneedle(6)	182	201	104	155
Ameriprise Bank, FSB(7)	302	255	294	231
AFSI(3)(4)	119	79	1	1
Ameriprise Captive Insurance Company(3)	38	28	12	12
Ameriprise Trust Company(3)	41	36	40	32
AEIS(3)(4)	115	133	35	29
Securities America, Inc.(3)(4)	2	15	#	#
RiverSource Distributors, Inc.(3)(4)	24	41	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	27	13	#	#

#
Amounts are less than $1 million.

(1)
Actual capital is determined on a statutory basis.

(2)
Regulatory capital requirement is based on the statutory risk-based filing.

(3)
Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of December 31, 2010 and 2009.

(4)
Actual capital is determined on an adjusted GAAP basis.

(5)
ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)
Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The actual capital and the regulatory capital requirements for December 31, 2010 represent management's preliminary internal assessment of the risk based requirement specified by FSA regulations.

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

During the year ended December 31, 2010, the parent holding company received cash dividends or a return of capital from its subsidiaries of $912 million and contributed cash to its subsidiaries of $73 million. During the year ended December 31, 2009, the parent holding company received cash dividends or a return of capital from its subsidiaries of $264 million and contributed cash to its subsidiaries of $233 million.

The following table presents the dividends that could have been paid within the limitations of the applicable regulatory authorities as further described below, excluding extraordinary dividends for the years ended December 31:

	2010	2009	2008

		(in millions)
RiverSource Life(1)	$886	$253	$523
AEIS(2)	—	154	74
ACC(3)	171	87	—
Columbia Management Investment Advisers, LLC	191	89	164
Columbia Management Investment Services Corporation	—	3	16
Threadneedle	125	95	111
Ameriprise Trust Company	—	4	11
Securities America Financial Corporation	2	15	17
AFSI(2)	—	78	272
IDS Property Casualty(4)	44	42	42
Ameriprise Captive Insurance Company	26	16	11
RiverSource Distributors, Inc.	23	41	—
AMPF Holding Corporation	282	—	—
Columbia Management Investment Distributors, Inc.	27	13	—

Total dividend capacity	$1,777	$890	$1,241

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

(2)
In 2009, AEIS and AFSI became subsidiaries of AMPF Holding Corporation. For AEIS and AFSI the dividend capacity is based on an internal model used to determine the availability of dividends, while maintaining net capital at a level sufficiently in excess of minimum levels defined by Securities and Exchange Commission rules.

(3)
The dividend capacity for ACC is based on capital held in excess of regulatory requirements.

(4)
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

The following table presents the cash dividends paid or return of capital to the parent holding company, net of cash capital contributions made by the parent holding company for the following subsidiaries for the years ended December 31:

	2010	2009	2008

	(in millions)
RiverSource Life	$500	$—	$775
Ameriprise Bank, FSB	(35)	(85)	(82)
AEIS(1)	—	—	10
ACC	160	25	(115)
Columbia Management Investment Advisers, LLC	90	—	(336)
Columbia Management Investment Services Corporation	—	3	15
Threadneedle	48	49	52
Ameriprise Trust Company	(5)	—	16
Securities America Financial Corporation	—	—	(25)
AFSI(1)	—	—	140
IDS Property Casualty	30	85	50
Ameriprise Advisor Capital, LLC	(33)	(10)	—
AMPF Holding Corporation	84	(38)	—
Other	—	2	1

Total	$839	$31	$501

(1)
In 2009, AEIS and AFSI became subsidiaries of AMPF Holding Corporation.

Dividends Paid to Shareholders, Share Repurchases and Debt Repurchases

We paid regular quarterly cash dividends to our shareholders totaling $183 million and $164 million for the years ended December 31, 2010 and 2009, respectively. On February 3, 2011, our Board of Directors declared a quarterly cash dividend of $0.18 per common share. The dividend will be paid on February 25, 2011 to our shareholders of record at the close of business on February 11, 2011.

On May 11, 2010, we announced that our board of directors authorized an expenditure of up to $1.5 billion for the repurchase of shares of our common stock through the date of our 2012 annual shareholders meeting. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the year ended December 31, 2010, we repurchased a total of 13.1 million shares of our common stock at an average price of $43.73 per share. As of December 31, 2010, we had $927 million remaining under our share repurchase authorization.

In December 2010, we extinguished $14 million principal amount of our junior notes due 2066. In 2009, we extinguished $135 million principal amount of our junior notes due 2066 and $460 million principal amount of our senior notes due 2010. In the future, we may from time to time seek to retire or purchase additional outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise, without prior notice. Such repurchases, if any, will depend upon market conditions and other factors. The amounts involved could be material.

Cash Flows

Cash flows of CIEs are reflected in our cash flows provided by (used in) operating activities, investing activities and financing activities. Cash held by CIEs is not available for general use by Ameriprise Financial, nor is Ameriprise Financial cash available for general use by its CIEs. As such, the operating, investing and financing cash flows of the CIEs have no impact to the change in cash and cash equivalents.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2010 was $2.0 billion compared to net cash used in operating activities of $1.3 billion for the year ended December 31, 2009. During the year ended December 31, 2009, operating cash flows were reduced by $1.9 billion due to a decrease in net cash collateral held related to derivative instruments compared to an increase of $111 million during the year ended December 31, 2010. The increase in operating cash compared to the prior year was also driven by higher fee revenue, partially offset by higher advisor compensation.

Net cash used in operating activities for the year ended December 31, 2009 was $1.3 billion compared to net cash provided by operating activities of $2.1 billion for the year ended December 31, 2008. In 2009, operating cash flows were reduced by $1.9 billion due to a decrease in net cash collateral held related to derivative instruments, compared to an increase of $1.6 billion in 2008. Partially offsetting this decrease was an increase in cash for the year ended December 31, 2009 due to repayments of funds advanced to clients in 2008 to fund their liquidity needs following the freeze of funds in the Reserve Primary Fund and the Reserve Government Fund. The positive impacts to operating cash flows in 2009 from lower performance based compensation payments and a net decrease in income taxes paid compared to the prior year were offset by the negative impacts of integration and restructuring payments in 2009.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.

Net cash used in investing activities decreased $5.5 billion to $922 million for the year ended December 31, 2010 compared to $6.4 billion for the year ended December 31, 2009, primarily due to a $10.3 billion decrease in cash used for purchases of Available-for-Sale securities, partially offset by a $3.6 billion reduction in proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities. We also paid cash of $866 million for the Columbia Management Acquisition in 2010.

Net cash used in investing activities for the year ended December 31, 2009 was $6.4 billion compared to $140 million for the year ended December 31, 2008. Cash used for purchases of Available-for-Sale securities increased $14.2 billion and proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities increased $7.1 billion compared to the prior year, resulting in a $7.1 billion net decrease to cash. In 2008, we paid cash of $563 million for acquisitions, net of cash acquired.

Financing Activities

Net cash used in financing activities was $1.3 billion for the year ended December 31, 2010 compared to net cash provided by financing activities of $4.5 billion for the year ended December 31, 2009. Net cash outflows related to policyholder and contractholder account values were $1.1 billion for the year ended December 31, 2010 compared to net cash inflows of $3.1 billion for the prior year primarily due to a decrease in fixed annuity deposits and the transfer of general account assets to separate accounts from the implementation of changes to the PN program. Proceeds from sales of investment certificates and banking time deposits decreased $1.4 billion compared to the prior year primarily due to the run-off of certificate rate promotions, partially offset by a $1.3 billion decrease in maturities, withdrawals and cash surrenders. Cash provided by other banking deposits decreased $345 million compared to the prior year.

Cash received due to issuance of debt, net of repayments, increased $449 million for the year ended December 31, 2010 compared to the prior year. In the 2010 period, net cash received related to repurchase agreements was $397 million. In the 2009 period, we received cash of $869 million from the issuance of common stock. Cash used for the repurchase of common stock increased $571 million for the year ended December 31, 2010 compared to the prior year.

Net cash provided by financing activities for the year ended December 31, 2009 was $4.5 billion compared to $525 million for the year ended December 31, 2008. Cash received from the issuance of our senior notes and common stock in June 2009, net of issuance costs, was $491 million and $869 million, respectively. Net cash received from policyholder and contractholder account values increased $3.1 billion compared to the prior year primarily due to higher net flows of fixed annuities. Cash used for the repurchase of our common stock decreased $627 million compared to the prior year due to the suspension of our repurchase program. These increases to cash were offset by $550 million of cash used to extinguish $135 million of our junior notes and $460 million of our senior notes due 2010 in 2009. The net cash decrease of $1.9 billion related to investment certificates and banking time deposits was primarily due to net outflows in investment certificates. Cash provided by other banking deposits increased $1.2 billion due to higher Ameriprise Bank, FSB activity in 2009.

Contractual Commitments

The contractual obligations identified in the table below include both our on and off-balance sheet transactions that represent material expected or contractually committed future obligations. Payments due by period as of December 31, 2010 were as follows:

	Total	2011	2012-2013	2014-2015	2016 and Thereafter

	(in millions)
Balance Sheet:
Long-term debt(1)	$2,264	$—	$—	$700	$1,564
Insurance and annuities(2)	47,335	2,348	4,815	5,589	34,583
Investment certificates(3)	3,146	2,879	267	—	—
Deferred premium options(4)	1,651	266	468	371	546
Affordable housing partnerships(5)	188	88	98	2	—
Off-Balance Sheet:
Lease obligations	670	96	171	144	259
Purchase obligations(6)	459	138	178	61	82
Interest on long-term debt(7)	2,470	140	281	275	1,774

Total	$58,183	$5,955	$6,278	$7,142	$38,808

(1)
See Note 14 to our Consolidated Financial Statements for more information about our long-term debt.

(2)
These scheduled payments are represented by reserves of approximately $29.7 billion at December 31, 2010 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. Actual payment obligations may differ if experience varies from these assumptions. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.

(3)
The payments due by year are based on contractual term maturities. However, contractholders have the right to redeem the investment certificates earlier and at their discretion subject to surrender charges, if any. Redemptions are most likely to occur in periods of substantial increases in interest rates.

(4)
The fair value of the deferred premium options included on the Consolidated Balance Sheets was $1.5 billion as of December 31, 2010. See Note 16 to our Consolidated Financial Statements for more information about our deferred premium options.

(5)
Affordable housing partnership commitments are primarily related to investments in low income housing tax credit partnerships. Call dates for the obligations presented are either date or event specific. For date specific obligations, the Company is required to fund a specific amount on a stated date provided there are no defaults under the agreement. For event specific obligations, the Company is required to fund a specific amount of its capital commitment when properties in a fund become fully stabilized. For event specific obligations, the estimated call date of these commitments is used in the table above.

(6)
Purchase obligations include the minimum contractual amounts by period under contracts that were in effect at December 31, 2010. Many of the purchase agreements giving rise to these purchase obligations include termination clauses that may require payment of termination fees if the agreements are terminated by the Company without cause prior to their stated expiration; however, the table reflects the amounts to be paid assuming the contracts are not terminated.

(7)
Interest on debt was estimated based on rates in effect as of December 31, 2010.

In addition to the contractual commitments outlined in the table above, we periodically fund the employees' defined benefit plans. We contributed $64 million and $36 million in 2010 and 2009, respectively, to our pension plans. In 2011, we expect to contribute $40 million to our pension plans and $2 million to our defined benefit postretirement plans. See Note 22 to our Consolidated Financial Statements for additional information.

Total loan funding commitments, which are not included in the table above due to uncertainty with respect to timing of future cash flows, were $2.1 billion at December 31, 2010.

For additional information relating to these contractual commitments, see Note 23 to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We provide asset management services to various collateralized debt obligations and other investment products, which are sponsored by us for the investment of client assets in the normal course of business. Certain of these investment entities are considered to be variable interest entities while others are considered to be voting rights entities. We consolidate certain of these investment entities. For entities that we do not consolidate, our maximum exposure to loss is our investment in the entity, which was not material as of December 31, 2010. We have no obligation to provide further financial or other support to these structured investments nor have we provided any support to these structured investments. See Note 4 to our Consolidated Financial Statements for additional information on our arrangements with structured investments.

Forward-Looking Statements

This report contains forward-looking statements that reflect management's plans, estimates and beliefs. Actual results could differ materially from those described in these forward-looking statements. Examples of such forward-looking statements include:

•
statements of the Company's plans, intentions, positioning, expectations, objectives or goals, including those relating to asset flows, mass affluent and affluent client acquisition strategy, client retention and growth of our client base, financial advisor productivity, retention, recruiting and enrollments, general and administrative costs; consolidated tax rate, return of capital to shareholders, and excess capital position and financial flexibility to capture additional growth opportunities;

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

•
changes in relevant accounting standards, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or to be implemented in connection with the Dodd-Frank Act;

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

•
with respect to VIE pooled investments the Company has determined do not require consolidation under GAAP, the Company's assessment that it does not have the power over the VIE or hold a variable interest in these investments for which the Company has the potential to receive significant benefits or to absorb significant losses;

•
experience deviations from the Company's assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products, or from assumptions regarding market returns assumed in valuing DAC and DSIC or market volatility underlying the Company's valuation and hedging of guaranteed living benefit annuity riders; or from assumptions regarding anticipated claims and losses relating to the Company's automobile and home insurance products;

•
changes in capital requirements that may be indicated, required or advised by regulators or rating agencies;

•
the impacts of the Company's efforts to improve distribution economics and to grow third-party distribution of its products;

•
the ability to complete the acquisition opportunities the Company negotiates and to pursue other growth opportunities;

•
the Company's ability to realize the financial, operating and business fundamental benefits or to obtain regulatory approvals regarding integrations we plan for the acquisitions we have completed or may pursue and contract to complete in the future, as well as the amount and timing of integration expenses;

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposures are interest rate, equity price, foreign currency exchange rate and credit risk. Equity price and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the spread income generated on our annuities, banking, brokerage client cash balances, and face amount certificate products and UL insurance products, the value of DAC and DSIC assets associated with variable annuity and variable UL products, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits.

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

We continue to utilize a hedging program which attempts to match the sensitivity of the assets with the sensitivity of the liabilities. This approach works with the premise that matched sensitivities will produce a highly effective hedging result. Our comprehensive hedging program focuses mainly on first order sensitivities of the assets and liabilities; Equity Market Level (Delta), Interest Rate Level (Rho) and Volatility (Vega). Additionally, various second order sensitivities are managed. We use various index options across the term structure, interest rate swaps and swaptions, total return swaps and futures to manage the risk exposures. The exposures are measured and monitored daily, and adjustments to the hedge portfolio are made as necessary.

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

The following tables present our estimate of the impact on pretax income from these hypothetical market movements as of December 31, 2010:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact

	(in millions)
Asset-based management and distribution fees(1)	$(177)	$—	$(177)
DAC and DSIC amortization(2)(3)	(127)	—	(127)
Variable annuity riders:
GMDB and GMIB(3)	(25)	—	(25)
GMWB	(40)	42	2
GMAB	(25)	28	3
DAC and DSIC amortization(4)	N/A	N/A	(2)

Total variable annuity riders	(90)	70	(22)
Equity indexed annuities	1	(1)	—
Stock market certificates	6	(6)	—

Total	$(387)	$63	$(326)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact

	(in millions)
Asset-based management and distribution fees(1)	$(36)	$—	$(36)
Variable annuity riders:
GMWB	253	(300)	(47)
GMAB	34	(39)	(5)
DAC and DSIC amortization(4)	N/A	N/A	18

Total variable annuity riders	287	(339)	(34)
Fixed annuities, fixed portion of variable annuities and fixed insurance products	—	—	—
Brokerage client cash balances	84	(17)	67
Flexible savings and other fixed rate savings products	14	—	14

Total	$349	$(356)	$11

N/A Not Applicable.

(1)
Includes the impact of the Columbia Management Acquisition. Excludes incentive income which is impacted by market and fund performance during the period and cannot be readily estimated.

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

The above results compare to an estimated negative net impact to pretax income of $287 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $4 million related to a 100 basis point increase in interest rates as of December 31, 2009. The estimated positive net impact to pretax income related to a 100 basis point increase in interest rates as of December 31, 2009 was updated from prior year to include the impact of brokerage client cash balances. The increase in equity exposure at December 31, 2010 compared to the prior year is primarily due to the inclusion of Columbia Management in the asset-based management and distribution fees category at December 31, 2010. The increase in the estimated positive net impact to pretax income related to a 100 basis point increase in interest rates at December 31, 2010 compared to the prior year was primarily due to lower rates partially offset by a negative impact from the hedge on brokerage client cash balances, which was not in place at December 31, 2009.

Net impacts shown in the above table from GMWB and GMAB riders result largely from differences between the liability valuation basis and the hedging basis. Liabilities are valued using fair value accounting principles, with key policyholder behavior assumptions loaded to provide risk margins and with discount rates increased to reflect a current market estimate of our risk of nonperformance specific to these liabilities. For variable annuity riders introduced prior to mid-2009, management elected to hedge based on best estimate policyholder behavior assumptions. For riders issued since mid-2009, management has been hedging on a basis that includes risk margins related to policyholder behavior. The nonperformance spread risk is not hedged. Net impacts shown in the above table from GMDB and GMIB reflect the fact that these guaranteed benefits are primarily retained by us and not hedged.

Actual results could differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming that implied market volatility does not change when equity prices fall by 10%, that management does not increase assumed equity asset growth rates to anticipate recovery of the drop in equity values when valuing DAC, DSIC and GMDB and GMIB liability values and that the 100 basis point increase in interest rates is a parallel shift of the yield curve. Furthermore, we have not tried to anticipate changes in client preferences for different types of assets or other changes in client behavior, nor have we tried to anticipate actions management might take to increase revenues or reduce expenses in these scenarios.

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

Asset-Based Management and Distribution Fees

We earn asset-based management fees and distribution fees on our managed assets. At December 31, 2010, the value of our managed assets was $456.8 billion. These sources of revenue are subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. We do not currently hedge the interest rate or equity price risk of this exposure.

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

Variable Annuity Riders

The total contract value of all variable annuities has increased from $55.1 billion at December 31, 2009 to $62.6 billion at December 31, 2010. These contract values include GMWB and GMAB contracts which have increased from $19.2 billion and $2.9 billion, respectively, at December 31, 2009 to $24.7 billion and $3.5 billion, respectively, at December 31, 2010. At December 31, 2010, reserves for GMWB and GMAB were $337 million and $104 million, respectively, compared to reserves of $204 million and $100 million, respectively, at December 31, 2009. The increase in reserves for GMWB and GMAB reflect the changes in economic factors impacting the mark-to-market value of the guarantees and increased volume of business. At December 31, 2010, the reserve for the other variable annuity guaranteed benefits, GMDB and GMIB, was $13 million compared to $12 million at December 31, 2009.

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

The core derivative instruments with which we hedge the equity price risk of our GMWB and GMAB provisions are longer dated put and call derivatives; these core instruments are supplemented with equity futures and total return swaps. See Note 16 to our Consolidated Financial Statements for further information on our derivative instruments.

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

Fixed Annuities, Fixed Portion of Variable Annuities and Fixed Insurance Products

Interest rate exposures arise primarily with respect to the fixed account portion of annuity and insurance products of RiverSource Life companies and their investment portfolios. We guarantee an interest rate to the holders of these products. Premiums and deposits collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients' accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing rate environment, higher interest rates are reflected in crediting rates to clients sooner than in rates earned on invested assets resulting in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. Of the $30.2 billion in future policy benefits and claims on our Consolidated Balance Sheets at December 31, 2010, $29.2 billion related to liabilities created by these products. We do not hedge this exposure.

Brokerage Client Cash Balances

We pay interest on certain brokerage client cash balances and have the ability to reset these rates from time to time based on prevailing economic and business conditions. We earn revenue to fund the interest paid from interest-earning assets or fees from off-balance sheet deposits at FDIC insured institutions, which are indexed to short-term interest rates. In general, the change in interest paid lags the change in revenues earned. We currently hedge a portion of the fees earned on deposits held at FDIC insured institutions with interest rate swaps classified as cash flow hedges.

Flexible Savings and Other Fixed Rate Savings Products

We have interest rate risk from our flexible savings and other fixed rate savings products. These products are primarily investment certificates generally ranging in amounts from $1,000 to $1 million with interest crediting rate terms ranging from three to 36 months, as well as other savings products sold through Ameriprise Bank. We guarantee an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although we monitor our investment strategy and make modifications based on our changing liabilities and the expected interest rate environment. Of the $8.8 billion in customer deposits at December 31, 2010, $2.3 billion related to reserves for our fixed rate certificate products and $3.5 billion related to reserves for our banking products.

Equity Indexed Annuities

Our equity indexed annuity product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500 Index. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500 Index, which is guaranteed for the initial seven-year term when the contract is held to full term. At December 31, 2010, we had $103 million in reserves related to equity indexed annuities. We discontinued new sales of equity indexed annuities in 2007.

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

Stock Market Certificates

Stock market certificates are purchased for amounts generally from $1,000 to $1 million for terms of 52 weeks which can be extended to a maximum of 20 years. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500 Index up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Reserves for our stock market certificates are included in customer deposits on our Consolidated Balance Sheets. At December 31, 2010, we had $804 million in reserves related to stock market certificates.

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

Foreign Currency Risk

We have foreign currency risk through our net investment in foreign subsidiaries and our operations in foreign countries. We are primarily exposed to changes in British Pounds ("GBP") related to our net investment in Threadneedle, which was 425 million GBP at December 31, 2010. Our primary exposure related to operations in foreign countries is to the GBP and the Indian Rupee. We monitor the foreign exchange rates that we have exposure to and enter into foreign currency forward contracts to mitigate risk when economically prudent. At December 31, 2010, the notional value of outstanding contracts and our remaining foreign currency risk related to operations in foreign countries were not material.

Interest Rate Risk on External Debt

The stated interest rate on the $2.0 billion of our senior unsecured notes is fixed and the stated interest rate on the $308 million of junior notes is fixed until June 1, 2016. In 2010, we entered into interest rate swap agreements to effectively convert the fixed interest rate on $1.4 billion of the senior unsecured notes to floating interest rates based on six-month LIBOR. We hedged the debt in part to better align the interest expense on debt with the interest earned on cash equivalents held on our Consolidated Balance Sheets. The net interest rate risk of these items is immaterial.

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

We manage our credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, we regularly evaluate their financial strength during the terms of the treaties. As of December 31, 2010, our largest reinsurance credit risk is related to a long term care coinsurance treaty with life insurance subsidiaries of Genworth Financial, Inc. See Note 7 to our Consolidated Financial Statements for additional information on reinsurance.

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ameriprise Financial, Inc.

We have audited the accompanying consolidated balance sheets of Ameriprise Financial, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ameriprise Financial, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, in 2010 the Company adopted new accounting guidance related to the consolidation of variable interest entities. Also, in 2009 the Company adopted new accounting guidance related to the recognition and presentation of other-than-temporary impairments, and in 2008 the Company adopted new accounting guidance related to the measurement of fair value.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ameriprise Financial, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2011, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
February 28, 2011

Consolidated Statements of Operations
Ameriprise Financial, Inc.

	Years Ended December 31,
	2010	2009	2008

	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$3,961	$2,704	$2,899
Distribution fees	1,708	1,420	1,565
Net investment income	2,313	2,002	817
Premiums	1,179	1,098	1,048
Other revenues	885	722	768

Total revenues	10,046	7,946	7,097
Banking and deposit interest expense	70	141	179

Total net revenues	9,976	7,805	6,918

Expenses
Distribution expenses	2,431	1,782	1,912
Interest credited to fixed accounts	909	903	790
Benefits, claims, losses and settlement expenses	1,757	1,342	1,125
Amortization of deferred acquisition costs	127	217	933
Interest and debt expense	290	127	109
General and administrative expense	2,868	2,514	2,472

Total expenses	8,382	6,885	7,341

Pretax income (loss)	1,594	920	(423)
Income tax provision (benefit)	334	183	(333)

Net income (loss)	1,260	737	(90)
Less: Net income (loss) attributable to noncontrolling interests	163	15	(54)

Net income (loss) attributable to Ameriprise Financial	$1,097	$722	$(36)

Earnings (loss) per share attributable to Ameriprise Financial, Inc. common shareholders
Basic	$4.26	$2.98	$(0.16)
Diluted	4.18	2.95	(0.16	)(1)
Weighted average common shares outstanding
Basic	257.4	242.2	222.3
Diluted	262.3	244.4	224.9
Cash dividends paid per common share	$0.71	$0.68	$0.64
Supplemental Disclosures:
Net investment income:
Net investment income before impairment losses on securities	$2,350	$2,095

Total other-than-temporary impairment losses on securities	(41)	(83)
Portion of loss recognized in other comprehensive income	4	(10)

Net impairment losses recognized in net investment income	(37)	(93)

Net investment income	$2,313	$2,002

(1)
Diluted shares used in this calculation represent basic shares due to the net loss. Using actual diluted shares would result in anti-dilution.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
Ameriprise Financial, Inc.

	December 31,
	2010	2009

	(in millions, except share amounts)
Assets
Cash and cash equivalents	$2,861	$3,097
Investments	37,053	36,938
Separate account assets	68,330	58,129
Receivables	5,037	4,435
Deferred acquisition costs	4,619	4,334
Restricted and segregated cash	1,516	1,452
Other assets	4,905	4,286

Total assets before consolidated investment entities	124,321	112,671

Consolidated Investment Entities:
Cash	472	181
Investments, at fair value	5,444	36
Receivables (includes $33 and nil, respectively, at fair value)	60	49
Other assets, at fair value	895	833

Total assets of consolidated investment entities	6,871	1,099

Total assets	$131,192	$113,770

Liabilities and Equity
Liabilities:
Future policy benefits and claims	$30,208	$30,886
Separate account liabilities	68,330	58,129
Customer deposits	8,779	8,554
Short-term borrowings	397	—
Long-term debt	2,317	1,868
Accounts payable and accrued expenses	1,137	918
Other liabilities	3,015	3,093

Total liabilities before consolidated investment entities	114,183	103,448

Consolidated Investment Entities:
Debt (includes $5,171 and nil, respectively, at fair value)	5,535	381
Accounts payable and accrued expenses	22	28
Other liabilities (includes $154 and $30, respectively, at fair value)	167	41

Total liabilities of consolidated investment entities	5,724	450

Total liabilities	119,907	103,898

Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 301,366,044 and 295,839,581, respectively)	3	3
Additional paid-in capital	6,029	5,748
Retained earnings	6,190	5,276
Appropriated retained earnings of consolidated investment entities	558	—
Treasury shares, at cost (54,668,152 and 40,744,090 shares, respectively)	(2,620)	(2,023)
Accumulated other comprehensive income, net of tax	565	265

Total Ameriprise Financial, Inc. shareholders' equity	10,725	9,269
Noncontrolling interests	560	603

Total equity	11,285	9,872

Total liabilities and equity	$131,192	$113,770

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Ameriprise Financial, Inc.

	Years Ended December 31,
	2010	2009	2008

	(in millions)
Cash Flows from Operating Activities
Net income (loss)	$1,260	$737	$(90)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Capitalization of deferred acquisition and sales inducement costs	(560)	(702)	(731)
Amortization of deferred acquisition and sales inducement costs	124	227	1,054
Depreciation, amortization and accretion, net	110	120	267
Deferred income tax expense (benefit)	513	(24)	(409)
Share-based compensation	158	182	148
Net realized investment gains	(60)	(163)	(5)
Other-than-temporary impairments and provision for loan losses	47	132	793
Net (income) loss attributable to noncontrolling interests	(163)	(15)	54
Changes in operating assets and liabilities before consolidated investment entities:
Restricted and segregrated cash	(183)	540	(420)
Trading securities and equity method investments, net	(1)	6	(157)
Future policy benefits and claims, net	383	105	466
Receivables	(484)	(126)	(200)
Brokerage deposits	222	(94)	278
Accounts payable and accrued expenses	195	26	(507)
Derivatives collateral, net	111	(1,914)	1,583
Other, net	215	98	(138)
Changes in operating assets and liabilities of consolidated investment entities, net	148	(453)	75

Net cash provided by (used in) operating activities	2,035	(1,318)	2,061

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	1,519	5,630	426
Maturities, sinking fund payments and calls	6,404	5,855	3,911
Purchases	(7,502)	(17,815)	(3,603)
Proceeds from sales and maturities of commercial mortgage loans	226	294	319
Funding of commercial mortgage loans	(154)	(104)	(109)
Proceeds from sales of other investments	189	75	52
Purchase of other investments	(290)	(14)	(353)
Purchase of investments by consolidated investment entities	(1,935)	—	—
Proceeds from sales and maturities of investments by consolidated investment entities	2,005	—	—
Return of capital in investments of consolidated investment entities	7	—	—
Purchase of land, buildings, equipment and software	(131)	(83)	(125)
Change in policy and certificate loans, net	(14)	7	(25)
Acquisitions, net of cash received	(866)	—	(563)
Change in consumer banking loans and credit card receivables, net	(372)	(218)	(103)
Other, net	(8)	—	33

Net cash used in investing activities	(922)	(6,373)	(140)

Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	1,029	2,411	2,742
Maturities, withdrawals and cash surrenders	(1,871)	(3,177)	(1,591)
Change in other banking deposits	842	1,187	(1)
Policyholder and contractholder account values:
Consideration received	1,593	4,863	2,913
Net transfers (to) from separate accounts	(1,337)	195	91
Surrenders and other benefits	(1,338)	(1,923)	(2,931)
Deferred premium options, net	(182)	(82)	(77)
Proceeds from issuance of common stock	—	869	—
Issuances of debt, net of issuance costs	744	491	—
Repayments of debt	(354)	(550)	(36)
Change in short-term borrowings, net	397	—	—
Dividends paid to shareholders	(183)	(164)	(143)
Repurchase of common shares	(582)	(11)	(638)
Exercise of stock options	113	6	9
Excess tax benefits from share-based compensation	9	12	29
Borrowings by consolidated investment entities	163	234	81
Repayments of debt by consolidated investment entities	(287)	—	—
Noncontrolling interests investments in subsidiaries	77	231	118
Distributions to noncontrolling interests	(171)	(45)	(41)
Other, net	(5)	(2)	—

Net cash (used in) provided by financing activities	(1,343)	4,545	525

Effect of exchange rate changes on cash	(6)	15	(54)

Net (decrease) increase in cash and cash equivalents	(236)	(3,131)	2,392
Cash and cash equivalents at beginning of period	3,097	6,228	3,836

Cash and cash equivalents at end of period	$2,861	$3,097	$6,228

Supplemental Disclosures:
Interest paid on debt before consolidated investment entities	$142	$122	$120
Income taxes paid, net	61	98	185

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
Ameriprise Financial, Inc.

	Ameriprise Financial, Inc.
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Appropriated Retained Earnings of Consolidated Investment Entities	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total

	(in millions, except share data)
Balances at January 1, 2008	227,747,843	$3	$4,630	$4,803	$—	$(1,467)	$(167)	$378	$8,180
Change in accounting principles, net of tax	—	—	—	(35)	—	—	—	—	(35)
Comprehensive loss:
Net loss	—	—	—	(36)	—	—	—	(54)	(90)
Other comprehensive loss, net of tax:
Change in net unrealized securities losses	—	—	—	—	—	—	(793)	—	(793)
Change in net unrealized derivatives losses	—	—	—	—	—	—	(2)	—	(2)
Change in defined benefit plans	—	—	—	—	—	—	(65)	—	(65)
Foreign currency translation adjustment	—	—	—	—	—	—	(64)	(112)	(176)

Total comprehensive loss									(1,126)
Dividends paid to shareholders	—	—	—	(143)	—	—	—	—	(143)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	118	118
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(41)	(41)
Repurchase of common shares	(13,524,349)	—	—	—	—	(638)	—	—	(638)
Share-based compensation plans	2,287,205	—	58	(3)	—	93	—	—	148

Balances at December 31, 2008	216,510,699	3	4,688	4,586	—	(2,012)	(1,091)	289	6,463
Change in accounting principles, net of tax	—	—	—	132	—	—	(132)	—	—
Comprehensive income:
Net income	—	—	—	722	—	—	—	15	737
Other comprehensive income, net of tax:
Change in net unrealized securities losses	—	—	—	—	—	—	1,354	—	1,354
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	49	—	49
Change in net unrealized derivatives losses	—	—	—	—	—	—	11	—	11
Change in defined benefit plans	—	—	—	—	—	—	19	—	19
Foreign currency translation adjustment	—	—	—	—	—	—	55	22	77

Total comprehensive income									2,247
Issuance of common stock	36,000,000	—	869	—	—	—	—	—	869
Dividends paid to shareholders	—	—	—	(164)	—	—	—	—	(164)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	322	322
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(45)	(45)
Repurchase of common shares	(822,166)	—	—	—	—	(11)	—	—	(11)
Share-based compensation plans	3,406,958	—	191	—	—	—	—	—	191

Balances at December 31, 2009	255,095,491	3	5,748	5,276	—	(2,023)	265	603	9,872
Change in accounting principles	—	—	—	—	473	—	—	—	473
Comprehensive income:
Net income	—	—	—	1,097	—	—	—	163	1,260
Net income reclassified to appropriated retained earnings	—	—	—	—	85	—	—	(85)	—
Other comprehensive income, net of tax:
Change in net unrealized securities gains	—	—	—	—	—	—	288	—	288
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	17	—	17
Change in net unrealized derivatives gains	—	—	—	—	—	—	15	—	15
Change in defined benefit plans	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	(16)	(27)	(43)

Total comprehensive income									1,533
Dividends paid to shareholders	—	—	—	(183)	—	—	—	—	(183)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	77	77
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(171)	(171)
Repurchase of common shares	(13,924,062)	—	—	—	—	(597)	—	—	(597)
Share-based compensation plans	5,526,463	—	281	—	—	—	—	—	281

Balances at December 31, 2010	246,697,892	$3	$6,029	$6,190	$558	$(2,620)	$565	$560	$11,285

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation

Ameriprise Financial, Inc. is a holding company, which primarily conducts business through its subsidiaries to provide financial planning, products and services that are designed to be utilized as solutions for clients' cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs. The foreign operations of Ameriprise Financial, Inc. are conducted through its subsidiary, Threadneedle Asset Management Holdings Sàrl ("Threadneedle").

The accompanying Consolidated Financial Statements include the accounts of Ameriprise Financial, Inc., companies in which it directly or indirectly has a controlling financial interest and variable interest entities ("VIEs") in which it is the primary beneficiary (collectively, the "Company"). The income or loss generated by consolidated entities which will not be realized by the Company's shareholders is attributed to noncontrolling interests in the Consolidated Statements of Operations. Noncontrolling interests are the ownership interests in subsidiaries not attributable, directly or indirectly, to Ameriprise Financial, Inc. and are classified as equity within the Consolidated Balance Sheets. The Company excluding noncontrolling interests is defined as Ameriprise Financial. All material intercompany transactions and balances have been eliminated in consolidation. See Note 2 and Note 4 for additional information related to VIEs.

In the third quarter of 2010, the Company made adjustments for revisions to the valuations of reserves, deferred acquisition costs ("DAC") and deferred sales inducement costs ("DSIC") related to insurance and living benefit guarantees which resulted in a $32 million pretax charge ($21 million after-tax). In the second quarter of 2010, the Company made an adjustment for revisions to certain calculations in its valuation of DAC and DSIC which resulted in a $33 million pretax benefit ($21 million after-tax).

In the second quarter of 2010, the Company purchased an additional $6 million ownership interest in Cofunds, a leading investment platform that provides distribution access to over 1,500 funds from over 90 UK fund managers. This additional investment increased the Company's ownership percentage from 16% to greater than 20%, and as a result, the Company adopted the equity method of accounting and recorded a retrospective adjustment to the investment balance, results of operations and retained earnings as if the equity method had been in effect during all previous periods in which the investment was held. The effect of the change to the Company's prior period consolidated results of operations and financial condition was not material.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company consolidates entities in which it holds a greater than 50% voting interest, or when certain conditions are met for VIEs and limited partnerships. Entities in which the Company exercises significant influence or holds a greater than 20% but less than 50% voting interest are accounted for under the equity method. All other investments that are not reported at fair value as trading or Available-for-Sale securities are accounted for under the cost method where the Company owns less than a 20% voting interest and does not exercise significant influence.

A VIE is an entity that either has equity investors that lack certain essential characteristics of a controlling financial interest (including substantive voting rights, the obligation to absorb the entity's losses, or the rights to receive the entity's returns) or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE is required to be assessed for consolidation under two models:

•
If the VIE is a money market fund or is an investment company, or has the financial characteristics of an investment company, and the following is true:

(i)
the entity does not have an explicit or implicit obligation to fund the investment company's losses; and

(ii)
the investment company is not a securitization entity, asset backed financing entity, or an entity formally considered a qualifying special purpose entity,

  then, the VIE will be consolidated by the entity that determines it stands to absorb a majority of the VIE's expected losses or to receive a majority of the VIE's expected residual returns. Examples of entities that are likely to be assessed for consolidation under this framework include hedge funds, property funds, private equity funds and venture capital funds.

•
If the VIE does not meet the criteria above, the VIE will be consolidated by the entity that determines it has both:

(i)
the power to direct the activities of a VIE that most significantly impact the VIE's economic performance; and

(ii)
the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company's collateralized debt obligations ("CDOs") are generally assessed for consolidation under this framework.

When determining whether the Company stands to absorb the majority of a VIE's expected losses or receive a majority of a VIE's expected returns, it analyzes the design of the VIE to identify the variable interests it holds. Then the Company quantitatively determines whether its variable interests will absorb a majority of the VIE's variability. If the Company determines it has control over the activities that most significantly impact the economic performance of the VIE and it will absorb a majority of the VIE's expected variability, the Company consolidates the VIE. The calculation of variability is based on an analysis of projected probability-weighted cash flows based on the design of the particular VIE. When determining whether the Company has the power and the obligation to absorb losses or rights to receive benefits from the VIE that could potentially be significant, the Company qualitatively determines if its variable interests meet these criteria. If the Company consolidates a VIE under either scenario, it is referred to as the VIE's primary beneficiary.

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

Amounts Based on Estimates and Assumptions

Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and recognition of other-than-temporary impairments, DAC and the corresponding recognition of DAC amortization, derivative instruments and hedging activities, litigation and claims reserves and income taxes and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.

Cash and Cash Equivalents

Cash equivalents include time deposits and other highly liquid investments with original maturities of 90 days or less.

Investments

Available-for-Sale Securities

Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of impacts to DAC, DSIC, certain benefit reserves and income taxes. Gains and losses are recognized in the Consolidated Statements of Operations upon disposition of the securities.

Effective January 1, 2009, the Company early adopted an accounting standard that significantly changed the Company's accounting policy regarding the timing and amount of other-than-temporary impairments for Available-for-Sale securities as follows. When the fair value of an investment is less than its amortized cost, the Company assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment is considered to have occurred and the Company must recognize an other-than-temporary impairment for the difference between the investment's amortized cost basis and its fair value through earnings. For securities that do not meet the above criteria, and the Company does not expect to recover a security's amortized cost basis, the security is also considered other-than-temporarily impaired. For these securities, the Company separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairments related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairments related to other factors is recognized in other comprehensive income (loss), net of impacts to DAC, DSIC, certain benefit reserves and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a sustained increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income (loss). The Company's Consolidated Statements of Equity present all changes in other comprehensive income (loss)

associated with Available-for-Sale debt securities that have been other-than-temporarily impaired on a separate line from fair value changes recorded in other comprehensive income (loss) from all other securities.

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

Financing Receivables

Commercial Mortgage Loans, Syndicated Loans, and Consumer Bank Loans

Commercial mortgage loans are reflected within investments at amortized cost less the allowance for loan losses. Syndicated loans represent the Company's investment in below investment grade loan syndications. Syndicated loans are reflected in investments at amortized cost less the allowance for loan losses.

The Company provides consumer lending through its banking subsidiary, Ameriprise Bank, FSB ("Ameriprise Bank"). The Company's consumer lending products primarily include home equity lines of credit, first mortgage lines of credit, credit cards and other revolving lines of credit. The loans are reflected in receivables at amortized cost less the allowance for loan losses.

Interest income is accrued on the unpaid principal balances of the loans as earned.

Other Loans

Other loans consist of policy loans and brokerage margin loans. Policy loans include life insurance policy, annuity and investment certificate loans and are reflected within investments at the unpaid principal balance, plus accrued interest. When originated, the loan balances do not exceed the cash surrender value of the underlying products. As there is minimal risk of loss related to policy loans, the Company does not record an allowance for loan losses for policy loans. The

Company's broker dealer subsidiaries enter into lending arrangements with clients through the normal course of business, which are primarily based on customer margin levels. These balances are reported at the unpaid principal balance within receivables. The Company monitors the market value of collateral supporting the margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As there is minimal risk of loss related to margin loans, the allowance for loan losses is immaterial.

Nonaccrual Loans

Generally, loans are evaluated for or placed on nonaccrual status when either the collection of interest or principal has become 90 days past due or is otherwise considered doubtful of collection. When a loan is placed on nonaccrual status, unpaid accrued interest is reversed. Interest payments received on loans on nonaccrual status are generally applied to principal or in accordance with the loan agreement unless the remaining principal balance has been determined to be fully collectible.

Revolving unsecured consumer lines, including credit card loans, are charged off at 180 days past due. Closed-end consumer loans, other than loans secured by one to four family properties, are charged off at 120 days past due and are generally not placed on nonaccrual status. Loans secured by one to four family properties are charged off when management determines the assets are uncollectible and commences foreclosure proceedings on the property, at which time the property is written down to fair value less selling costs and recorded as real estate owned in other assets. Commercial mortgage loans are evaluated for impairment when the loan is considered for nonaccrual status or foreclosure proceedings are initiated on the property. If it is determined that the fair value is less than the current loan balance, it is written down to fair value less selling costs. Foreclosed property is recorded as real estate owned in other assets. Syndicated loans are charged off when management determines that the loans are uncollectible.

Allowance for Loan Losses

Management determines the adequacy of the allowance for loan losses by portfolio based on the overall loan portfolio composition, recent and historical loss experience, and other pertinent factors, including when applicable, internal risk ratings, loan-to-value ("LTV") ratios, FICO scores of the borrower, debt service coverage and occupancy rates, along with economic and market conditions. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change.

The Company determines the amount of the allowance required for certain sectors based on management's assessment of relative risk characteristics of the loan portfolio. The allowance is recorded for homogeneous loan categories on a pool basis, based on an analysis of product mix and risk characteristics of the portfolio, including geographic concentration, bankruptcy experiences, and historical losses, adjusted for current trends and market conditions.

While the Company attributes portions of the allowance to specific loan pools as part of the allowance estimation process, the entire allowance is available to absorb losses inherent in the total loan portfolio. The allowance is increased through provisions charged to net investment income and reduced/increased by net charge-offs/recoveries.

Impaired Loans

The Company considers a loan to be impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans also include loans that have been modified in troubled debt restructurings as a concession to borrowers experiencing financial difficulties. Management evaluates for impairment all restructured loans and loans with higher impairment risk factors. The impairment recognized is measured as the excess of the loan's recorded investment over: (i) the present value of its expected principal and interest payments discounted at the loan's effective interest rate, (ii) the fair value of collateral or (iii) the loan's observable market price.

Restructured Loans

A loan is classified as a restructured loan when the Company makes certain concessionary modifications to contractual terms. Loans restructured at an interest rate equal to or greater than interest rates for new loans with comparable risk at the time the contract is modified are excluded from restructured loans. When the interest rate, minimum payments, and/or due dates have been modified in an attempt to make the loan more affordable to the borrower, the modification is considered a troubled debt restructuring. Generally, performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms which may result in the loan being returned to accrual status at the time of the restructure or after a performance period. If the borrower's ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

Separate Account Assets and Liabilities

Separate account assets and liabilities are primarily funds held for the exclusive benefit of variable annuity contractholders and variable life insurance policyholders, who assume the related investment risk. Income and losses on separate account assets accrue directly to the contractholder or policyholder and are not reported in the Company's Consolidated Statements of Operations. Separate account assets are recorded at fair value. Changes in the fair value of separate account assets are offset by changes in the related separate account liabilities. The Company receives investment management fees, mortality and expense risk fees, guarantee fees and cost of insurance charges from the related accounts.

Included in separate account liabilities are investment liabilities of Threadneedle which represent the value of the units in issue of the pooled pension funds that are offered by Threadneedle's subsidiary, Threadneedle Pensions Limited.

Restricted and Segregated Cash

Total restricted cash at December 31, 2010 and 2009 was $110 million and $383 million, respectively, which cannot be utilized for operations. The Company's restricted cash at December 31, 2010 and 2009 was primarily cash held by Threadneedle for the benefit of customers and cash that has been pledged to counterparties. At December 31, 2010 and 2009, amounts segregated under federal and other regulations were $1.4 billion and $1.2 billion, respectively, segregated in special reserve bank accounts for the exclusive benefit of the Company's brokerage customers.

Land, Buildings, Equipment and Software

Land, buildings, equipment and internally developed or purchased software are carried at cost less accumulated depreciation or amortization and are reflected within other assets. The Company generally uses the straight-line method of depreciation and amortization over periods ranging from three to 30 years. At December 31, 2010 and 2009, land, buildings, equipment and software were $693 million and $728 million, respectively, net of accumulated depreciation of $1.1 billion and $1.0 billion, respectively. Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was $167 million, $182 million and $169 million, respectively.

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

Derivative Instruments and Hedging Activities

Freestanding derivative instruments are recorded at fair value and are reflected in other assets or other liabilities. The Company's policy is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting hedge designation, if any. The Company primarily uses derivatives as economic hedges that are not designated as accounting hedges or do not qualify for hedge accounting treatment. The Company occasionally designates derivatives as (i) hedges of changes in the fair value of assets, liabilities, or firm commitments ("fair value hedges"), (ii) hedges of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedges"), or (iii) hedges of foreign currency exposures of net investments in foreign operations ("net investment hedges in foreign operations").

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

For derivative instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are recognized in current period earnings. Changes in fair value of derivatives are presented in the Consolidated Statements of Operations based on the nature and use of the instrument. Changes in fair value of derivatives used as economic hedges are presented in the Consolidated Statements of Operations with the corresponding change in the hedged asset or liability.

For derivative instruments that qualify as fair value hedges, changes in the fair value of the derivatives, as well as changes in the fair value of the hedged assets, liabilities or firm commitments, are recognized on a net basis in current period earnings. The carrying value of the hedged item is adjusted for the change in fair value from the designated hedged risk. If a fair value hedge designation is removed or the hedge is terminated prior to maturity, previous adjustments to the carrying value of the hedged item are recognized into earnings over the remaining life of the hedged item.

For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged item or transaction impacts earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Operations with the hedged instrument or transaction impact. Any ineffective portion of the gain or loss is reported in current period earnings as a component of net investment income. If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) is reclassified to earnings over the period that the hedged item impacts earnings. For hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized in earnings immediately.

For derivative instruments that qualify as net investment hedges in foreign operations, the effective portion of the change in fair value of the derivatives is recorded in accumulated other comprehensive income (loss) as part of the foreign currency translation adjustment. Any ineffective portion of the net investment hedges in foreign operations is recognized in net investment income during the period of change.

See Note 16 for information regarding the Company's fair value measurement of derivative instruments and the impact of derivatives on the Consolidated Statements of Operations.

The equity component of equity indexed annuity ("EIA") and stock market certificate obligations are considered embedded derivatives. Additionally, certain annuities contain guaranteed minimum accumulation benefit ("GMAB") and guaranteed minimum withdrawal benefit ("GMWB") provisions. The GMAB and the non-life contingent benefits associated with GMWB provisions are also considered embedded derivatives. The fair value of embedded derivatives associated with annuities is included in future policy benefits and claims, whereas the fair value of stock market certificate embedded derivatives is included in customer deposits. The changes in the fair value of the equity indexed annuity and investment certificate embedded derivatives are reflected in interest credited to fixed accounts and banking and deposit interest expense, respectively. The changes in the fair value of the GMAB and GMWB embedded derivatives are reflected in benefits, claims, losses and settlement expenses.

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

For annuity, life and health insurance products, key assumptions underlying those long-term projections include interest rates (both earning rates on invested assets and rates credited to contractholder and policyholder accounts), equity market performance, mortality and morbidity rates and the rates at which policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts. Assumptions about earned and credited interest rates are the primary factors used to project interest margins, while assumptions about equity and bond market performance are the primary factors used to project client asset value growth rates, and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates. Management must also make assumptions to project maintenance expenses associated with servicing the Company's annuity and insurance businesses during the DAC amortization period.

The client asset value growth rates are the rates at which variable annuity and variable universal life ("VUL") insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. The Company typically uses a five-year mean reversion process as a guideline in setting near-term equity fund growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near-term equity fund growth rate is reviewed quarterly to ensure consistency with management's assessment of anticipated equity market performance. DAC amortization expense recorded in a period when client asset value growth rates exceed management's near-term estimate will typically be less than in a period when growth rates fall short of management's near-term estimate.

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

Reinsurance

The Company cedes significant amounts of insurance risk to other insurers under reinsurance agreements. Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Traditional life, long term care ("LTC"), disability income ("DI") and auto and home reinsurance premiums, net of the change in any prepaid reinsurance asset, are reported as a reduction of premiums. Fixed and variable universal life reinsurance premiums are reported as a reduction of other revenues. In addition, for fixed and variable universal life insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is recognized as an asset and amortized over the term of the reinsurance contract, in proportion to the estimated gross profits and is subject to retrospective adjustment in a manner similar to retrospective adjustment of DAC. The assumptions used to project the expected cash flows are consistent with those used for DAC asset valuation for the same contracts. Changes in the net cost of reinsurance are reflected as a component of other revenues. Reinsurance recoveries are reported as components of benefits, claims, losses and settlement expenses.

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

See Note 7 for additional information on reinsurance.

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

The embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions are recorded at fair value. See Note 15 for information regarding the fair value measurement of embedded derivatives. The liability for the life contingent benefits associated with GMWB provisions is determined in the same way as the GMDB liability. The changes in both the fair values of the GMWB and GMAB embedded derivatives and the liability for life contingent benefits are reflected in benefits, claims, losses and settlement expenses.

Liabilities for equity indexed annuities are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates.

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

A portion of the Company's fixed and variable universal life contracts have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

In determining the liability for contracts with profits followed by losses, the Company projects benefits and contract assessments using actuarial models. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. As with DAC, management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.

The liability for these future losses is determined by estimating the death benefits in excess of account value and recognizing the excess over the estimated meaningful life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). See Note 11 for information regarding the liability for contracts with secondary guarantees.

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

Auto and Home Reserves

Auto and home reserves include amounts determined from loss reports on individual claims, as well as amounts based on historical loss experience for losses incurred but not yet reported. Such liabilities are necessarily based on estimates and, while management believes that the reserve amounts were adequate at December 31, 2010 and 2009, the ultimate liability may be in excess of or less than the amounts provided. The Company's methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reflected in earnings in the period such adjustments are made.

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

In connection with the provision for income taxes, the Consolidated Financial Statements reflect certain amounts related to deferred tax assets and liabilities, which result from temporary differences between the assets and liabilities measured for financial statement purposes versus the assets and liabilities measured for tax return purposes. Included in deferred tax assets are significant capital losses that have been recognized for financial statement purposes but not yet for tax return purposes as well as future deductible capital losses realized for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.

The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Management may need to identify and implement appropriate planning strategies to ensure its ability to realize deferred tax assets and avoid the establishment of a valuation allowance with respect to such assets. In the opinion of management, it is currently more likely than not that the Company will realize the benefit of its deferred tax assets, including its capital loss deferred tax assets; therefore, no such valuation allowance has been established.

Sources of Revenue

The Company generates revenue from a wide range of investment and insurance products. Principal sources of revenue include management and financial advice fees, distribution fees, net investment income and premiums.

Management and Financial Advice Fees

Management and financial advice fees relate primarily to fees earned from managing mutual funds, separate account and wrap account assets and institutional investments, as well as fees earned from providing financial advice and administrative services (including transfer agent, administration and custodial fees earned from providing services to retail mutual funds). Management and financial advice fees also include mortality and expense risk fees earned on separate account assets.

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

Several of the Company's mutual funds have a performance incentive adjustment ("PIA"). The PIA increases or decreases the level of management fees received based on the specific fund's relative performance as measured against a designated external index. The Company may also receive performance-based incentive fees from hedge funds or other structured investments that it manages. The Company recognizes PIA revenue monthly on a 12 month rolling performance basis. The monthly PIA and annual performance fees for structured investments are recognized as revenue at the time the performance fee is finalized or no longer subject to adjustment. The PIA is finalized on a monthly basis. All other performance fees are based on a full contract year and are final at the end of the contract year. Any performance fees received are not subject to repayment or any other clawback provisions. Employee benefit plan and institutional investment management and administration services fees are negotiated and are also generally based on underlying asset values. Fees from financial planning and advice services are recognized when the financial plan is delivered.

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

Net Investment Income

Net investment income primarily includes interest income on fixed maturity securities classified as Available-for-Sale, commercial mortgage loans, policy loans, consumer loans, other investments and cash and cash equivalents; the changes in fair value of trading securities, including seed money, certain derivatives and certain assets and liabilities of consolidated investment entities; the pro rata share of net income or loss on equity method investments; and realized gains and losses on the sale of securities and charges for other-than-temporary impairments of investments related to credit losses. Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term. Realized gains and losses on securities, other than trading securities and equity method investments, are recognized using the specific identification method on a trade date basis.

Premiums

Premiums include premiums on property-casualty insurance, traditional life and health (DI and LTC) insurance and immediate annuities with a life contingent feature. Premiums on auto and home insurance are net of reinsurance premiums and are recognized ratably over the coverage period. Premiums on traditional life and health insurance are net of reinsurance ceded and are recognized as revenue when due.

3. Recent Accounting Pronouncements

Adoption of New Accounting Standards

Receivables

In July 2010, the Financial Accounting Standards Board ("FASB") updated the accounting standards for disclosures on the credit quality of financing receivables and the allowance for credit losses. The standard requires additional disclosure related to the credit quality of financing receivables, troubled debt restructurings and significant purchases or sales of financing receivables during the period. The standard requires that these disclosures and existing disclosures be presented on a disaggregated basis, similar to the manner that the entity uses to evaluate its credit losses. Disclosures of information as of the end of a reporting period are effective for interim and annual periods ending after December 15, 2010 and disclosures of activity that occurred during a reporting period are effective for interim and annual periods beginning after December 15, 2010. In January 2011, the effective date of the disclosures related to troubled debt restructurings was deferred until the FASB clarifies guidance for determining what constitutes a troubled debt restructuring. The adoption of the standard did not impact the Company's consolidated results of operations and financial condition. See Note 2 and Note 6 for the required disclosures.

Consolidation of Variable Interest Entities

In June 2009, the FASB updated the accounting standards related to the consolidation of VIEs. The standard amends the guidance on the determination of the primary beneficiary of a VIE from a quantitative model to a qualitative model and requires additional disclosures about an enterprise's involvement in VIEs. Under the new qualitative model, the primary beneficiary must have both the power to direct the activities of the VIE and the obligation to absorb losses or the right to receive gains that could be potentially significant to the VIE. In February 2010, the FASB amended this guidance to defer application of the consolidation requirements for certain investment funds. The standards are effective for interim and annual reporting periods beginning after November 15, 2009. The Company adopted the standards effective January 1, 2010 and as a result consolidated certain CDOs. At adoption, the Company recorded a $5.5 billion increase to assets and a $5.1 billion increase to liabilities. The difference between the fair value of the assets and liabilities of the CDOs was recorded as a cumulative effect increase of $473 million to appropriated retained earnings of consolidated investment entities. Such amounts are recorded as appropriated retained earnings as the CDO note holders, not Ameriprise Financial, ultimately will receive the benefits or absorb the losses associated with the assets and liabilities of the CDOs. Subsequent to the adoption, the net change in fair value of the assets and liabilities of the CDOs will be recorded as net income attributable to noncontrolling interests and as an adjustment to appropriated retained earnings of consolidated investment entities. See Note 2 and Note 4 for additional information related to the application of the amended VIE consolidation model and the required disclosures.

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

Recognition and Presentation of Other-Than-Temporary Impairments ("OTTI")

In April 2009, the FASB updated the accounting standards for the recognition and presentation of other-than-temporary impairments. The standard amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery of its cost basis. The standard requires separate presentation of both the credit and noncredit portions of other-than-temporary impairments on the financial statements and additional disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The Company adopted the standard in the first quarter of 2009 and recorded a cumulative effect increase to the opening balance of retained earnings of $132 million, net of DAC and DSIC amortization, certain benefit reserves and income taxes, and a corresponding increase to accumulated other comprehensive loss, net of impacts to DAC and DSIC amortization, certain benefit reserves and income taxes. See Note 5 for the required disclosures.

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

Future Adoption of New Accounting Standards

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB updated the accounting standards for DAC. Under this new standard, only the following costs incurred in the acquisition of new and renewal insurance contracts would be capitalizable as DAC: (i) incremental direct costs of a successful contract acquisition, (ii) portions of employees' salaries and benefits directly related to time spent performing specified acquisition activities (that is, underwriting, policy issuance and processing, medical and inspection, and sales force contract selling) for a contract that has actually been acquired, (iii) other costs related to the specified acquisition activities that would not have been incurred had the acquisition contract not occurred, and (iv) advertising costs that meet the capitalization criteria in other GAAP guidance for certain direct-response marketing. All other costs are to be expensed as incurred. The standard is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted if it is at the beginning of an entity's annual reporting period. The standard is to be applied prospectively; however, retrospective application to all prior periods presented is permitted but not required. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.

How Investments Held through Separate Accounts Affect an Insurer's Consolidation Analysis of Those Investments

In April 2010, the FASB updated the accounting standards regarding accounting for investment funds determined to be VIEs. Under this standard an insurance enterprise would not be required to consolidate a voting-interest investment fund when it holds the majority of the voting interests of the fund through its separate accounts. In addition, the enterprise would not consider the interests held through separate accounts in evaluating its economic interests in a VIE, unless the separate account contract holder is a related party. The standard is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2010. The adoption of the standard is not expected to have a material impact on the Company's consolidated results of operations and financial condition.

4. Consolidated Investment Entities

The Company provides asset management services to various CDOs and other investment products (collectively, "investment entities"), which are sponsored by the Company for the investment of client assets in the normal course of business. Certain of these investment entities are considered to be VIEs while others are considered to be voting rights entities ("VREs"). The Company consolidates certain of these investment entities. See Note 2 for additional information on principles of consolidation.

The CDOs managed by the Company are considered VIEs. These CDOs are asset backed financing entities collateralized by a pool of assets, primarily syndicated loans and, to a lesser extent, high-yield bonds. Multiple tranches of debt securities are issued by a CDO, offering investors various maturity and credit risk characteristics. The debt securities issued by the CDOs are non-recourse to the Company. The CDO's debt holders have recourse only to the assets of the CDO. The assets of the CDOs cannot be used by the Company. Scheduled debt payments are based on the performance of the CDO's collateral pool. The Company generally earns management fees from the CDOs based on the par value of outstanding debt and, in certain instances, may also receive performance-based fees. In the normal course of business, the Company has invested in certain CDOs, generally an insignificant portion of the unrated, junior subordinated debt.

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

The Company provides investment advice and related services to private, pooled investment vehicles organized as limited partnerships, limited liability companies or foreign (non-U.S.) entities. Certain of these pooled investment vehicles are considered VIEs while others are VREs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The Company provides seed money occasionally to certain of these funds. For certain of the pooled investment vehicles, the Company has determined that consolidation is required as the Company stands to absorb a majority of the entity's expected losses or receive a majority of the entity's expected residual returns. For other VIE pooled investment vehicles, the Company has determined that consolidation is not required because the Company is not expected to absorb the majority of the expected losses or receive the majority of the expected residual returns. For the pooled investment vehicles which are VREs, the Company consolidates the structure when it has a controlling financial interest.

The Company also provides investment advisory, distribution and other services to the Columbia and Threadneedle mutual fund families. The Company has determined that consolidation is not required for these mutual funds.

In addition, the Company may invest in structured investments including VIEs for which it is not the sponsor. These structured investments typically invest in fixed income instruments and are managed by third parties and include asset backed securities, commercial mortgage backed securities, and residential mortgage backed securities. The Company includes these investments in Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to its relative size, position in the capital structure of these entities, and the Company's lack of power over the structures. The Company's maximum exposure to loss as a result of its investment in structured investments that it does not consolidate is limited to its carrying value. The Company has no obligation to provide further financial or other support to these structured investments nor has the Company provided any support to these structured investments. See Note 5 for additional information about these structured investments.

The following tables reflect the impact of consolidated investment entities on the Consolidated Balance Sheet as of December 31, 2010 and the Consolidated Statements of Operations for the year ended December 31, 2010:

	December 31, 2010
	Before Consolidation	Consolidated Investment Entities	Eliminations	Total

	(in millions)
Total assets	$124,379	$6,871	$(58)	$131,192

Total liabilities	114,183	5,724	—	119,907
Total Ameriprise Financial shareholders' equity	10,196	587	(58)	10,725
Noncontrolling interests equity	—	560	—	560

Total liabilities and equity	$124,379	$6,871	$(58)	$131,192

	Year Ended December 31, 2010
	Before Consolidation	Consolidated Investment Entities	Eliminations	Total

	(in millions)
Total net revenues	$9,614	$400	$(38)	$9,976
Total expenses	8,183	237	(38)	8,382

Pretax income	1,431	163	—	1,594
Income tax provision	334	—	—	334

Net income	1,097	163	—	1,260
Net income attributable to noncontrolling interests	—	163	—	163

Net income attributable to Ameriprise Financial	$1,097	$—	$—	$1,097

The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	December 31, 2010
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments
Corporate debt securities	$—	$418	$6	$424
Common stocks	26	53	11	90
Other structured investments	—	39	22	61
Syndicated loans	—	4,867	—	4,867
Trading securities	—	2	—	2

Total investments	26	5,379	39	5,444
Receivables	—	33	—	33
Other assets	—	8	887	895

Total assets at fair value	$26	$5,420	$926	$6,372

Liabilities
Debt	—	—	5,171	5,171
Other liabilities	—	154	—	154

Total liabilities at fair value	$—	$154	$5,171	$5,325

	December 31, 2009
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments
Trading securities	$—	$36	$—	$36

Total investments	—	36	—	36
Other assets	—	2	831	833

Total assets at fair value	$—	$38	$831	$869

Liabilities
Other liabilities	—	30	—	30

Total liabilities at fair value	$—	$30	$—	$30

The following table provides a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	2010
										2009
	Corporate Debt Securities			Other Structured Investments
		Common Stocks				Other Assets		Debt		Other Assets

	(in millions)
Balance, January 1	$—	$—		$—		$831		$—		$287
Cumulative effect of accounting change	15	—		5		—		(4,962)		—
Total gains (losses) included in:
Net income	—	4	(1)	1	(1)	67	(2)	(339	)(1)	(4	)(3)
Other comprehensive income	—	—		—		(35)		—		13
Purchases, sales, issuances and settlements, net	(9)	—		12		24		130		535
Transfers in/(out) of level 3	—	7	(5)	4	(5)	—		—		—

Balance, December 31	$6	$11		$22		$887		$(5,171)		$831

Changes in unrealized gains (losses) included in income relating to assets held at December 31	$—	$4	(1)	$1	(1)	$94	(4)	$(339	)(1)	$(10	)(3)

(1)
Included in net investment income in the Consolidated Statements of Operations.

(2)
Represents a $69 million gain included in other revenues and a $2 million loss included in net investment income in the Consolidated Statements of Operations.

(3)
Included in other revenues in the Consolidated Statements of Operations.

(4)
Represents a $96 million gain included in other revenues and a $2 million loss included in net investment income in the Consolidated Statements of Operations.

(5)
Represents securities that were transferred to Level 3 as the fair value of these securities is now based on broker quotes.

The Company has elected the fair value option for the financial assets and liabilities of the consolidated CDOs. Management believes that the use of the fair value option better matches the changes in fair value of assets and liabilities related to the CDOs.

For receivables, other assets and other liabilities of the consolidated CDOs, the carrying value approximates fair value as the nature of these assets and liabilities have historically been short term and the receivables have been collectible. The fair value of these assets and liabilities is classified as Level 2. Other liabilities consist primarily of securities sold not yet purchased held by consolidated hedge funds. The fair value of these securities is obtained from nationally-recognized pricing services and is classified as Level 2. The fair value of syndicated loans is obtained from nationally-recognized pricing services and is classified as Level 2. Other assets consist primarily of properties held in consolidated pooled investment vehicles managed by Threadneedle. The fair value of these properties is determined using discounted cash flows and market comparables. Inputs into the valuation of these properties include: rental cash flows, current occupancy, historical vacancy rates, tenant history and assumptions regarding how quickly the property can be occupied and at what rental rates. Given the significance of the unobservable inputs to these measurements, these assets are classified as Level 3. The fair value of the CDO's debt is valued using a discounted cash flow methodology. Inputs used to determine the expected cash flows include assumptions about default and recovery rates of the CDO's underlying assets. Given the significance of the unobservable inputs to this fair value measurement, the CDO debt is classified as Level 3. See Note 15 for a description of the Company's determination of the fair value of investments.

The following table presents the fair value and unpaid principal balance of assets and liabilities carried at fair value under the fair value option as of December 31, 2010:

(in millions)

Syndicated loans
Unpaid principal balance	$5,107
Excess unpaid principal over fair value	(240)

Fair value	$4,867

Fair value of loans more than 90 days past due	$71
Fair value of loans in non-accrual status	$71
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in non-accrual status or both	$62
Debt
Unpaid principal balance	$5,893
Excess unpaid principal over fair value	(722)

Carrying value at estimated fair value	$5,171

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

Total net gains recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $58 million for the year ended December 31, 2010. The majority of the syndicated loans and debt have floating rates; as such, changes in their fair values are primarily attributable to changes in credit spreads.

Debt of the consolidated investment entities and the stated interest rates as of December 31, 2010 were as follows:

	Carrying Value	Stated Interest Rate

	(in millions)
Debt of consolidated CDOs due 2012-2021	$5,171	1.0%
Floating rate revolving credit borrowings due 2014	191	5.9
Floating rate revolving credit borrowings due 2014	138	5.1
Floating rate revolving credit borrowings due 2015	28	5.0
Floating rate revolving credit borrowings due 2015	7	6.0

Total	$5,535

The debt of the consolidated CDOs has both fixed and floating interest rates. The stated interest rate of the debt of consolidated CDOs is a weighted average rate based on the principal and stated interest rate according to the terms of each CDO structure, which range from 0% to 14.1%. The carrying value of the debt of the consolidated CDOs represents the fair value of the aggregate debt as of December 31, 2010. The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt of certain consolidated pooled investment vehicles managed by Threadneedle. The fair value of this debt was $364 million as of December 31, 2010.

At December 31, 2010, future maturities of debt were as follows:

(in millions)

2011	$—
2012	10
2013	94
2014	329
2015	379
Thereafter	5,445

Total future maturities	$6,257

 5. Investments

The following is a summary of Ameriprise Financial investments:

	December 31,
	2010	2009

	(in millions)
Available-for-Sale securities, at fair value	$32,619	$32,546
Commercial mortgage loans, net	2,577	2,663
Trading securities	565	556
Policy loans	733	720
Other investments	559	453

Total	$37,053	$36,938

Available-for-Sale securities distributed by type were as follows:

	December 31, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)

	(in millions)
Corporate debt securities	$15,433	$1,231	$(58)	$16,606	$—
Residential mortgage backed securities	7,213	368	(323)	7,258	(117)
Commercial mortgage backed securities	4,583	293	(8)	4,868	—
Asset backed securities	1,982	78	(40)	2,020	(16)
State and municipal obligations	1,666	21	(105)	1,582	—
U.S. government and agencies obligations	135	8	—	143	—
Foreign government bonds and obligations	91	17	—	108	—
Common and preferred stocks	6	4	—	10	—
Other debt obligations	24	—	—	24	—

Total	$31,133	$2,020	$(534)	$32,619	$(133)

	December 31, 2009
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)

	(in millions)
Corporate debt securities	$15,336	$894	$(107)	$16,123	$12
Residential mortgage backed securities	8,050	218	(498)	7,770	(152)
Commercial mortgage backed securities	4,437	196	(20)	4,613	—
Asset backed securities	1,984	72	(62)	1,994	(18)
State and municipal obligations	1,472	21	(76)	1,417	—
U.S. government and agencies obligations	379	9	(1)	387	—
Foreign government bonds and obligations	95	14	(1)	108	—
Common and preferred stocks	52	1	(10)	43	—
Other structured investments	22	36	—	58	21
Other debt obligations	33	—	—	33	—

Total	$31,860	$1,461	$(775)	$32,546	$(137)

(1)
Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Income. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

At both December 31, 2010 and 2009, fixed maturity securities comprised approximately 88% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations ("NRSROs"), including Moody's Investors Service ("Moody's"), Standard & Poor's Ratings Services ("S&P") and Fitch Ratings Ltd. ("Fitch"). The Company uses the median of available ratings from Moody's, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody's, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At both December 31,

2010 and 2009, the Company's internal analysts rated $1.2 billion of securities, using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	December 31, 2010			December 31, 2009

Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value

	(in millions, except percentages)
AAA	$12,142	$12,809	39%	$13,003	$13,396	41%
AA	1,843	1,899	6	1,616	1,601	5
A	4,449	4,670	14	4,778	4,910	15
BBB	10,536	11,408	35	10,261	10,802	33
Below investment grade	2,157	1,823	6	2,150	1,794	6

Total fixed maturities	$31,127	$32,609	100%	$31,808	$32,503	100%

At December 31, 2010 and 2009, approximately 29% and 34%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2010
	Less than 12 months			12 months or more			Total

Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

	(in millions, except number of securities)
Corporate debt securities	115	$1,859	$(46)	13	$157	$(12)	128	$2,016	$(58)
Residential mortgage backed securities	108	782	(12)	133	712	(311)	241	1,494	(323)
Commercial mortgage backed securities	30	498	(7)	1	23	(1)	31	521	(8)
Asset backed securities	29	354	(8)	25	123	(32)	54	477	(40)
State and municipal obligations	206	696	(31)	60	232	(74)	266	928	(105)
U.S. government and agencies obligations	3	58	—	—	—	—	3	58	—
Common and preferred stocks	5	2	—	3	—	—	8	2	—

Total	496	$4,249	$(104)	235	$1,247	$(430)	731	$5,496	$(534)

	December 31, 2009
	Less than 12 months			12 months or more			Total

Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

	(in millions, except number of securities)
Corporate debt securities	96	$1,095	$(18)	85	$1,368	$(89)	181	$2,463	$(107)
Residential mortgage backed securities	67	1,566	(51)	147	904	(447)	214	2,470	(498)
Commercial mortgage backed securities	28	373	(4)	26	348	(16)	54	721	(20)
Asset backed securities	15	126	(3)	34	207	(59)	49	333	(62)
State and municipal obligations	45	318	(10)	135	389	(66)	180	707	(76)
U.S. government and agencies obligations	5	133	(1)	—	—	—	5	133	(1)
Foreign government bonds and obligations	—	—	—	1	4	(1)	1	4	(1)
Common and preferred stocks	2	—	—	2	39	(10)	4	39	(10)

Total	258	$3,611	$(87)	430	$3,259	$(688)	688	$6,870	$(775)

As part of Ameriprise Financial 's ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to credit spreads. The primary driver of lower unrealized losses at December 31, 2010 was the decline of interest rates during the period.

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities' total other-than-temporary impairments was recognized in other comprehensive income:

	Years Ended December 31,
	2010	2009

	(in millions)
Beginning balance of credit losses on securities held for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$263	$258
Additional amount related to credit losses for which an other-than-temporary impairment was not previously recognized	15	8
Reductions for securities sold during the period (realized)	—	(60)
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	19	57

Ending balance of credit losses on securities held as of December 31 for which a portion
of other-than-temporary impairment was recognized in other comprehensive income	$297	$263

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

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Securities Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Securities Gains (Losses)

	(in millions)
Balance at January 1, 2008	$(259)	$91	$(168)
Net unrealized securities losses arising during the period	(2,275)	796	(1,479)
Reclassification of losses included in net income	757	(265)	492
Impact of DAC, DSIC and benefit reserves	298	(104)	194

Balance at December 31, 2008	(1,479)	518	(961)
Cumulative effect of accounting change	(203)	71	(132	)(1)
Net unrealized securities gains arising during the period(3)	2,792	(977)	1,815
Reclassification of gains included in net income	(70)	25	(45)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(566)	199	(367)

Balance at December 31, 2009	474	(164)	310	(2)
Net unrealized securities gains arising during the period(3)	828	(291)	537
Reclassification of gains included in net income	(28)	10	(18)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(328)	114	(214)

Balance at December 31, 2010	$946	$(331)	$615	(2)

(1)
Amount represents the cumulative effect of adopting a new accounting standard on January 1, 2009. See Note 3 for additional information on the adoption impact.

(2)
At December 31, 2010 and 2009, Accumulated Other Comprehensive Income Related to Net Unrealized Securities Gains included $(66) million and $(84) million, respectively, of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities.

(3)
Net unrealized securities gains (losses) arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Years Ended December 31,
	2010	2009	2008

	(in millions)
Gross realized gains from sales	$72	$216	$16
Gross realized losses from sales	(7)	(53)	(11)
Other-than-temporary impairments	(37)	(93)	(762)

The other-than-temporary impairments for the year ended December 31, 2010 primarily related to credit losses on non-agency residential mortgage backed securities. The other-than-temporary impairments for the year ended December 31, 2009 related to credit losses on non-agency residential mortgage backed securities, corporate debt securities primarily in the financial services and gaming industries and other structured investments. The other-than-temporary impairments for the year ended December 31, 2008 related to losses on non-agency residential mortgage backed securities, corporate debt securities primarily in the financial services and gaming industries and asset backed and other securities.

Available-for-Sale securities by contractual maturity at December 31, 2010 were as follows:

	Amortized Cost	Fair Value

	(in millions)
Due within one year	$1,382	$1,404
Due after one year through five years	5,746	6,065
Due after five years through 10 years	5,650	6,145
Due after 10 years	4,571	4,849

	17,349	18,463
Residential mortgage backed securities	7,213	7,258
Commercial mortgage backed securities	4,583	4,868
Asset backed securities	1,982	2,020
Common and preferred stocks	6	10

Total	$31,133	$32,619

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common and preferred stocks, were not included in the maturities distribution.

Trading Securities

Net recognized gains (losses) related to trading securities held at December 31, 2010, 2009 and 2008 were $31 million, $31 million and $(88) million, respectively, for the years then ended.

6. Financing Receivables

The Company's financing receivables include commercial mortgage loans, syndicated loans, consumer bank loans, policy loans and margin loans. The Company does not hold any loans acquired with deteriorated credit quality. See Note 2 for information regarding the Company's accounting policies related to loans and the allowance for loan losses.

Allowance for Loan Losses

The following table presents a rollforward of the allowance for loan losses for the year ended December 31, 2010 and the ending balance of the allowance for loan losses as of December 31, 2010 by impairment method and type of loan:

	Commercial Mortgage Loans	Syndicated Loans	Consumer Bank Loans	Total

	(in millions)
Beginning balance	$32	$26	$13	$71
Charge-offs	(2)	(5)	(12)	(19)
Recoveries	—	—	1	1
Provisions	8	(11)	14	11

Ending balance	$38	$10	$16	$64

Ending balance: Individually evaluated for impairment	$8	$1	$2	$11
Ending balance: Collectively evaluated for impairment	30	9	14	53

The recorded investment in financing receivables as of December 31, 2010 by impairment method and type of loan was as follows:

	Commercial Mortgage Loans	Syndicated Loans	Consumer Bank Loans	Total

	(in millions)
Ending balance: Individually evaluated for impairment	$75	$1	$12	$88
Ending balance: Collectively evaluated for impairment	2,540	310	1,054	3,904

Ending balance	$2,615	$311	$1,066	$3,992

As of December 31, 2010, the Company's recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $19 million. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company's total loan balance. During the year ended December 31, 2010, the Company purchased $283 million and $59 million and sold $415 million and $40 million of consumer bank loans and syndicated loans, respectively.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $15 million as of December 31, 2010. All other loans were considered to be performing.

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 3% of commercial mortgage loans as of December 31, 2010. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure in the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region as of December 31, 2010 were as follows:

	Loans	Percent

	(in millions, except percentages)
East North Central	$242	9%
East South Central	66	3
Middle Atlantic	215	8
Mountain	301	11
New England	156	6
Pacific	541	21
South Atlantic	625	24
West North Central	271	10
West South Central	198	8

	2,615	100%

Less: allowance for loan losses	(38)

Total	$2,577

Concentrations of credit risk of commercial mortgage loans by property type as of December 31, 2010 were as follows:

	Loans	Percent

	(in millions, except percentages)
Apartments	$351	13%
Hotel	57	2
Industrial	475	18
Mixed Use	43	2
Office	747	29
Retail	843	32
Other	99	4

	2,615	100%

Less: allowance for loan losses	(38)

Total	$2,577

Syndicated Loans

The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of December 31, 2010 were $3 million.

Consumer Bank Loans

The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as LTV and geographic concentration in determining the allowance for loan loss for residential mortgage loans, credit cards and other consumer bank loans. At a minimum, management updates FICO scores and LTV ratios semiannually.

As of December 31, 2010, approximately 7% of residential mortgage loans and credit cards and other consumer bank loans had FICO scores below 640. At December 31, 2010, approximately 3% of the Company's residential mortgage loans had LTV ratios greater than 90%. The Company's most significant geographic concentration for the consumer bank loans is in California representing 33% of the portfolio as of December 31, 2010. No other state represents more than 10% of the total consumer bank loan portfolio.

7. Reinsurance

Generally, the Company reinsures 90% of the death benefit liability related to almost all individual fixed and variable universal life and term life insurance products. As a result, the Company typically retains and is at risk for, at most, 10% of each policy's death benefit from the first dollar of coverage for new sales of these policies, subject to the reinsurers fulfilling their obligations. The Company began reinsuring risks at this level during 2001 (2002 for RiverSource Life of NY) for term life insurance and 2002 (2003 for RiverSource Life of NY) for individual fixed and variable universal life insurance. Policies issued prior to these dates are not subject to these same reinsurance levels. Generally, the maximum amount of life insurance risk retained by the Company is $1.5 million on a single life and $1.5 million on any flexible premium survivorship life policy. Risk on fixed and variable universal life policies is reinsured on a yearly renewable term basis. Risk on most term life policies starting in 2001 (2002 for RiverSource Life of NY) is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionally in all material risks and premiums associated with a policy.

For existing LTC policies, the Company retained 50% of the risk and ceded the remaining 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. ("Genworth"). For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only.

Generally, the Company retains at most $5,000 per month of risk per life on DI policies sold on policy forms introduced in most states in October 2007 (August 2010 for RiverSource Life of NY) and reinsures the remainder of the risk on a coinsurance basis with unaffiliated reinsurance companies. The Company retains all risk for new claims on DI contracts sold on other policy forms. The Company also retains all risk on accidental death benefit claims and substantially all risk associated with waiver of premium provisions.

At December 31, 2010 and 2009, traditional life and universal life insurance in force aggregated $192.0 billion and $192.8 billion, respectively, of which $134.0 billion and $131.2 billion were reinsured at the respective year ends. Life insurance in force is reported on a statutory basis.

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

The effect of reinsurance on premiums was as follows:

	Years Ended December 31,
	2010	2009	2008

	(in millions)
Direct premiums	$1,382	$1,317	$1,263
Reinsurance ceded	(203)	(219)	(215)

Net premiums	$1,179	$1,098	$1,048

Cost of insurance and administrative charges on UL and VUL insurance are reflected in other revenues and were net of reinsurance ceded of $67 million, $62 million and $61 million for the years ended December 31, 2010, 2009 and 2008, respectively. Reinsurance recovered from reinsurers was $172 million, $174 million and $151 million for the years ended December 31, 2010, 2009 and 2008, respectively. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

Receivables included $1.9 billion and $1.7 billion of reinsurance recoverables as of December 31, 2010 and 2009, respectively, including $1.4 billion and $1.3 billion recoverable from Genworth, respectively. Included in future policy benefits and claims were $657 million and $667 million related to assumed reinsurance arrangements as of December 31, 2010 and 2009, respectively.

8. Acquisitions

On April 30, 2010, the Company acquired the long-term asset management business of Columbia Management from Bank of America. The acquisition is expected to further enhance the scale and performance of its retail mutual fund and institutional asset management businesses. Our initial estimate of the purchase price was $927 million, which included a provisional estimate of a payable to Bank of America of $31 million and $30 million of assumed liabilities. In the fourth quarter of 2010, the Company determined the provisional payable was no longer necessary and goodwill was reduced by $31 million as of the acquisition date.

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

For all acquisitions, the Company recorded the assets and liabilities acquired at fair value and allocated the remaining costs to goodwill and intangible assets. See Note 2 and Note 9 for additional information on goodwill and intangible assets.

9. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are instead subject to impairment tests. For the years ended December 31, 2010, 2009 and 2008, the tests did not indicate impairment. Identifiable intangible assets with indefinite useful lives acquired during the year ended December 31, 2010 included $615 million of investment management contracts and $57 million of trade names. The carrying amount of indefinite-lived intangible assets as of December 31, 2010 and 2009 included $630 million and $15 million of investment management contracts, respectively, and $67 million and $10 million of trade names, respectively.

The changes in the carrying amount of goodwill reported in the Company's main operating segments were as follows:

	Advice & Wealth Management	Asset Management	Annuities	Protection	Consolidated

	(in millions)
Balance at January 1, 2009	$298	$702	$46	$45	$1,091
Acquisitions	—	—	—	—	—
Foreign currency translation	—	31	—	—	31
Purchase price adjustments	7	6	—	—	13

Balance at December 31, 2009	305	739	46	45	1,135
Acquisitions	—	97	—	—	97
Foreign currency translation	—	(11)	—	—	(11)
Purchase price adjustments	(2)	(10)	—	—	(12)

Balance at December 31, 2010	$303	$815	$46	$45	$1,209

Definite-lived intangible assets consisted of the following:

	December 31,
	2010			2009

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in millions)
Customer relationships	$159	$(40)	$119	$92	$(25)	$67
Contracts	233	(103)	130	193	(86)	107
Other	144	(60)	84	146	(51)	95

Total	$536	$(203)	$333	$431	$(162)	$269

Definite-lived intangible assets acquired during the year ended December 31, 2010 were as follows:

	Amount Assigned	Weighted Average Amortization Period

	(in millions)	(in years)
Customer relationships	$68	10
Contracts	45	5
Other	2	5

Total	$115	8

In 2010, the Company did not record any purchase price adjustments to definite-lived intangible assets. The increase (decrease) to the net carrying amount of definite-lived intangible assets due to changes in foreign currency exchange rates was $(5) million, $13 million and $(53) million for the years ended December 31, 2010, 2009 and 2008, respectively. The aggregate amortization expense for definite-lived intangible assets during the years ended December 31, 2010, 2009 and 2008 was $46 million, $32 million and $25 million, respectively. In 2010 and 2009, the Company did not record any impairment charges. In 2008, the Company had impairment charges of $8 million related to Asset Management contracts.

Estimated intangible amortization expense as of December 31, 2010 for the next five years was as follows:

(in millions)

2011	$46
2012	46
2013	44
2014	38
2015	38

10. Deferred Acquisition Costs and Deferred Sales Inducement Costs

During the third quarter of 2010, 2009 and 2008 management reviewed and updated the DAC and DSIC valuation assumptions for the products of RiverSource Life companies. As part of its third quarter 2010 process management extended the projection periods used for its annuity products and revised client asset value growth rates assumed for variable annuity and variable universal life contracts. During the third quarter of 2008, the Company converted to a new industry standard valuation system that provided enhanced modeling capabilities.

The total pretax impacts on the Company's assets and liabilities attributable to the review of valuation assumptions during the third quarter of 2010, 2009 and 2008 and the valuation system conversion during the third quarter of 2008 were as follows:

Balance Sheet Impact Debit (Credit)	Receivables	DAC	Other Assets	Future Policy Benefits and Claims	Other Liabilities	Total

	(in millions)
2010 period	$(21)	$323	$52	$(266)	$—	$88
2009 period	(65)	119	9	71	—	134
2008 period	92	(81)	(5)	95	5	106

The total pretax impacts on the Company's revenues and expenses attributable to the review of the valuation assumptions for the years ended December 31, 2010, 2009 and 2008 and the valuation system conversion during the third quarter of 2008 were as follows:

Pretax Benefit (Charge)	Premiums	Other Revenues	Distribution Expenses	Benefits Claims, Losses and Settlement Expenses	Amortization of DAC	Total

	(in millions)
2010 period	$—	$(21)	$—	$(214)	$323	$88
2009 period	—	(65)	—	80	119	134
2008 period	2	95	1	89	(81)	106

The balances of and changes in DAC were as follows:

	2010	2009	2008

	(in millions)
Balance at January 1	$4,334	$4,383	$4,408
Cumulative effect of accounting change	—	—	36
Capitalization of acquisition costs	525	620	644
Amortization, excluding the impact of valuation assumptions review and valuation system conversion	(450)	(336)	(852)
Amortization, impact of valuation assumptions review and valuation system conversion	323	119	(81)
Impact of change in net unrealized securities (gains) losses	(113)	(452)	228

Balance at December 31	$4,619	$4,334	$4,383

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2010	2009	2008

	(in millions)
Balance at January 1	$524	$518	$511
Cumulative effect of accounting change	—	—	9
Capitalization of sales inducement costs	35	82	87
Amortization, excluding the impact of valuation assumptions review and valuation system conversion	(49)	(19)	(115)
Amortization, impact of valuation assumptions review and valuation system conversion	52	9	(6)
Impact of change in net unrealized securities (gains) losses	(17)	(66)	32

Balance at December 31	$545	$524	$518

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

11. Future Policy Benefits and Claims and Separate Account Liabilities

Future policy benefits and claims consisted of the following:

	December 31,
	2010	2009

	(in millions)
Fixed annuities	$16,520	$16,558
Equity indexed annuity accumulated host values	100	159
Equity indexed annuity embedded derivatives	3	9
Variable annuity fixed sub-accounts	4,868	6,127
Variable annuity GMWB	337	204
Variable annuity GMAB	104	100
Other variable annuity guarantees	13	12

Total annuities	21,945	23,169

VUL/UL insurance	2,588	2,526
VUL/UL insurance additional liabilities	143	69
Other life, disability income and long term care insurance	5,004	4,619
Auto, home and other insurance	394	380
Policy claims and other policyholders' funds	134	123

Total	$30,208	$30,886

Separate account liabilities consisted of the following:

	December 31,
	2010	2009

	(in millions)
Variable annuity variable sub-accounts	$57,862	$48,982
VUL insurance variable sub-accounts	5,887	5,239
Other insurance variable sub-accounts	46	46
Threadneedle investment liabilities	4,535	3,862

Total	$68,330	$58,129

Fixed Annuities

Fixed annuities include both deferred and payout contracts. Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. The Company generally invests the proceeds from the annuity payments in fixed rate securities. The Company may hedge the interest rate risks related to fixed annuities with derivative instruments. As of December 31, 2010 and 2009, there were no outstanding derivatives to hedge these risks.

Equity Indexed Annuities

The Index 500 Annuity, the Company's EIA product, is a single premium deferred fixed annuity. The contract is issued with an initial term of seven years and interest earnings are linked to the S&P 500 Index. This annuity has a minimum interest rate guarantee of 3% on 90% of the initial premium, adjusted for any surrenders. The Company generally invests the proceeds from the annuity deposits in fixed rate securities and hedges the equity risk with derivative instruments. See Note 16 for additional information regarding the Company's derivative instruments. In 2007, the Company discontinued new sales of equity indexed annuities.

Variable Annuities

Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account. A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.

Most of the variable annuity contracts issued by the Company contain one or more guaranteed benefits, including GMWB, GMAB, GMDB and GGU provisions. The Company previously offered contracts with GMIB provisions. See Note 2 and Note 12 for additional information regarding the Company's variable annuity guarantees. The Company does not currently hedge its risk under the GMDB, GGU and GMIB provisions. See Note 16 for additional information regarding derivative instruments used to hedge risks related to GMWB and GMAB provisions.

Insurance Liabilities

VUL/UL is the largest group of insurance policies written by the Company. Purchasers of VUL can select from a variety of investment options and can elect to allocate a portion to a fixed account. A vast majority of the premiums received for VUL contracts are held in separate accounts where the assets are held for the exclusive benefit of those policyholders. The Company also offers term and whole life insurance as well as disability products. The Company no longer offers LTC products but has in force policies from prior years. Insurance liabilities include accumulation values, unpaid reported claims, incurred but not reported claims and obligations for anticipated future claims.

Portions of the Company's fixed and variable universal life contracts have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

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

 12. Variable Annuity and Insurance Guarantees

The majority of the variable annuity contracts offered by the Company contain GMDB provisions. The Company also offers variable annuities with GGU, GMWB and GMAB provisions. The Company previously offered contracts containing GMIB provisions. See Note 2 and Note 11 for additional information regarding the Company's variable annuity guarantees.

The GMDB provisions provide a specified minimum return upon death of the contractholder. The death benefit payable is the greater of (i) the contract value less any purchase payment credits subject to recapture and less a pro-rata portion of any rider fees, or (ii) the GMDB provisions specified in the contract. The Company has three primary GMDB provisions:

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

The variable annuity contracts with GMWB riders typically have account values that are based on an underlying portfolio of mutual funds, the values of which fluctuate based on fund performance. At issue, the guaranteed amount is equal to the amount deposited but the guarantee may be increased annually to the account value (a "step-up") in the case of favorable market performance.

The Company has GMWB riders in force, which contain one or more of the following provisions:

•
Withdrawals at a specified rate per year until the amount withdrawn is equal to the guaranteed amount.

•
Withdrawals at a specified rate per year for the life of the contractholder ("GMWB for life").

•
Withdrawals at a specified rate per year for joint contractholders while either is alive.

•
Withdrawals based on performance of the contract.

•
Withdrawals based on the age withdrawals begin.

•
Once withdrawals begin, the contractholder's funds are moved to one of the three least aggressive asset allocation models (of the five that are available prior to withdrawal).

•
Credits are applied annually for a specified number of years to increase the guaranteed amount as long as withdrawals have not been taken.

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

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	December 31, 2010				December 31, 2009

Variable Annuity Guarantees by Benefit Type(1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age

	(in millions, except age)
GMDB:
Return of premium	$37,714	$36,028	$173	62	$30,938	$28,415	$974	61
Five/six-year reset	13,689	11,153	312	62	13,919	11,223	929	61
One-year ratchet	7,741	7,242	287	63	7,081	6,400	873	63
Five-year ratchet	1,466	1,414	8	60	1,256	1,171	38	59
Other	680	649	61	67	549	516	95	67

Total—GMDB	$61,290	$56,486	$841	62	$53,743	$47,725	$2,909	61

GGU death benefit	$970	$912	$79	64	$853	$775	$70	63
GMIB	$597	$561	$76	64	$628	$582	$126	63
GMWB:
GMWB	$4,341	$4,317	$106	64	$4,196	$4,067	$454	64
GMWB for life	20,374	20,259	129	63	14,988	14,333	795	63

Total—GMWB	$24,715	$24,576	$235	63	$19,184	$18,400	$1,249	63

GMAB	$3,540	$3,523	$22	56	$2,926	$2,853	$153	56

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

Changes in additional liabilities were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL

	(in millions)
Liability balance at January 1, 2008	$24	$3	$136	$33	$4
Incurred claims	58	10	1,335	334	6
Paid claims	(27)	(1)	—	—	(3)

Liability balance at December 31, 2008	55	12	1,471	367	7
Incurred claims	12	(5)	(1,267)	(267)	8
Paid claims	(61)	(1)	—	—	—

Liability balance at December 31, 2009	6	6	204	100	15
Incurred claims	17	3	133	4	59
Paid claims	(18)	(1)	—	—	(6)

Liability balance at December 31, 2010	$5	$8	$337	$104	$68

The liabilities for guaranteed benefits are supported by general account assets.

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2010	2009

	(in millions)
Mutual funds:
Equity	$32,665	$29,379
Bond	22,755	16,537
Other	2,253	2,889

Total mutual funds	$57,673	$48,805

No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2010, 2009 and 2008.

 13. Customer Deposits

Customer deposits consisted of the following:

	December 31,
	2010	2009

	(in millions)
Fixed rate certificates	$2,313	$3,172
Stock market certificates	790	852
Stock market embedded derivative reserve	14	26
Other	43	59
Less: accrued interest classified in other liabilities	(19)	(33)

Total investment certificate reserves	3,141	4,076

Brokerage deposits	2,116	1,894
Banking deposits	3,522	2,584

Total	$8,779	$8,554

Investment Certificates

The Company offers fixed rate investment certificates primarily in amounts ranging from $1,000 to $1 million with interest crediting rate terms ranging from six to 36 months. Investment certificates may be purchased either with a lump sum payment or installment payments. Certificate product owners are entitled to receive, at maturity, a definite sum of money. Payments from certificate owners are credited to investment certificate reserves. Investment certificate reserves generally accumulate interest at specified percentage rates. Reserves are maintained for advance payments made by certificate owners, accrued interest thereon and for additional credits in excess of minimum guaranteed rates and accrued interest thereon. On certificates allowing for the deduction of a surrender charge, the cash surrender values may be less than accumulated investment certificate reserves prior to maturity dates. Cash surrender values on certificates allowing for no surrender charge are equal to certificate reserves. The Company generally invests the proceeds from investment certificates in fixed and variable rate securities. The Company may hedge the interest rate risks under these obligations with derivative instruments. As of December 31, 2010 and 2009, there were no outstanding derivatives to hedge these interest rate risks.

Certain investment certificate products have returns tied to the performance of equity markets. The Company guarantees the principal for purchasers who hold the certificate for the full 52-week term and purchasers may participate in increases in the stock market based on the S&P 500 Index, up to a maximum return. Purchasers can choose 100% participation in the market index up to the cap or 25% participation plus fixed interest with a combined total up to the cap. Current first term certificates have maximum returns of 2% to 3%. The equity component of these certificates is considered an embedded derivative and is accounted for separately. See Note 16 for additional information about derivative instruments used to economically hedge the equity price risk related to the Company's stock market certificates.

Brokerage Deposits

Brokerage deposits are amounts payable to brokerage customers related to free credit balances, funds deposited by customers and funds accruing to customers as a result of trades or contracts. The Company pays interest on certain customer credit balances and the interest is included in banking and deposit interest expense.

Banking Deposits

Banking deposits primarily include customer deposits in money market, savings and checking accounts and certificates of deposit held at Ameriprise Bank. The Company pays interest on certain customer balances and the interest is included in banking and deposit interest expense.

 14. Debt

The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance			Stated Interest Rate

	December 31,			December 31,

	2010		2009	2010	2009

	(in millions)
Senior notes due 2010	$—		$340	—%	5.4%
Senior notes due 2015	728	(1)	700	5.7	5.7
Senior notes due 2019	312	(1)	300	7.3	7.3
Senior notes due 2020	763	(1)	—	5.3	—
Senior notes due 2039	200		200	7.8	7.8
Junior subordinated notes due 2066	308		322	7.5	7.5
Municipal bond inverse floater certificates due 2021	6		6	0.3	0.3

Total long-term debt	2,317		1,868
Short-term borrowings	397		—	0.3	—

Total	$2,714		$1,868

(1)
Amounts include adjustments for fair value hedges on the Company's long-term debt and any unamortized discounts. See Note 16 for information on the Company's fair value hedges.

Long-term debt

On November 23, 2005, the Company issued $1.5 billion of unsecured senior notes including five-year notes which matured November 15, 2010 and 10-year notes which mature November 15, 2015, and incurred debt issuance costs of $7 million. Interest payments are due semi-annually on May 15 and November 15.

In November 2010, the Company retired $340 million of its senior notes due 2010. In July 2009, the Company purchased $450 million aggregate principal amount of its senior notes due 2010, pursuant to a cash tender offer. The tender offer consideration per $1,000 principal amount of these notes accepted for purchase was $1,000, with an early tender payment of $30. Payments for these notes pursuant to the tender offer included accrued and unpaid interest from the last interest payment date to, but not including, the settlement date. The Company also purchased $10 million of these notes in the second quarter of 2009 in open market transactions.

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

On May 26, 2006, the Company issued $500 million of unsecured junior subordinated notes, which mature June 1, 2066, and incurred debt issuance costs of $6 million. For the initial 10-year period, the junior notes carry a fixed interest rate of 7.5% payable semi-annually in arrears on June 1 and December 1. From June 1, 2016 until the maturity date, interest on the junior notes will accrue at an annual rate equal to the three-month LIBOR plus a margin equal to 290.5 basis points, payable quarterly in arrears. The Company has the option to defer interest payments, subject to certain limitations. In addition, interest payments are mandatorily deferred if the Company does not meet specified capital adequacy, net income or shareholders' equity levels. As of December 31, 2010 and 2009, the Company had met the specified levels.

In 2010, 2009 and 2008, the Company extinguished $14 million, $135 million and $43 million, respectively, of its junior notes in open market transactions and recognized gains (losses) of $(1) million, $58 million and $19 million, respectively, in other revenues.

The municipal bond inverse floater certificates mature in 2021 and are non-recourse debt obligations supported by a $10 million portfolio of municipal bonds.

At December 31, 2010, future maturities of Ameriprise Financial long-term debt were as follows:

(in millions)

2011	$—
2012	—
2013	—
2014	—
2015	700
Thereafter	1,564

Total future maturities	$2,264

Short-term borrowings

During 2010, the Company entered into repurchase agreements in exchange for cash, which it accounts for as secured borrowings. The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $412 million at December 31, 2010. The stated interest rate of the short-term borrowings is a weighted average annualized interest rate on repurchase agreements held as of December 31, 2010.

On September 30, 2010, the Company obtained an unsecured revolving credit facility for $500 million expiring in September 2011. Under the terms of the credit agreement, the Company may increase the amount of this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. The Company had no borrowings outstanding under this facility and outstanding letters of credit issued against this facility were $1 million as of December 31, 2010.

15. Fair Values of Assets and Liabilities

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

Investments (Trading Securities and Available-for-Sale Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques. Level 1 securities include U.S. Treasuries and seed money in funds traded in active markets. Level 2 securities primarily include agency mortgage backed securities, commercial mortgage backed securities, asset backed securities, municipal and corporate bonds, U.S. and foreign government and agency securities, and seed money and other investments in certain hedge funds. The fair value of these Level 2 securities is based on a market approach with prices obtained from nationally-recognized pricing services. Observable inputs used to value these securities can include: reported trades, benchmark yields, issuer spreads and broker/dealer quotes. Level 3 securities primarily include non-agency residential mortgage backed securities, asset backed securities and corporate bonds. The fair value of these Level 3 securities is typically based on a single broker quote, except for the valuation of non-agency residential mortgage backed securities. Effective March 31, 2010, the Company returned to using prices from nationally-recognized pricing services to determine the fair value of non-agency residential mortgage backed securities because the difference between these prices and the results of the Company's discounted cash flows was not significant. The Company continues to classify its non-agency residential mortgage backed securities as Level 3 because it believes the market for these securities is still inactive and their valuation includes significant unobservable inputs.

Separate Account Assets

The fair value of assets held by separate accounts is determined by the NAV of the funds in which those separate accounts are invested. The NAV represents the exit price for the separate account. Separate account assets are classified as Level 2 as they are traded in principal-to-principal markets with little publicly released pricing information.

Other Assets

Derivatives that are measured using quoted prices in active markets, such as foreign exchange forwards, or derivatives that are exchanged-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and options. Derivatives that are valued using pricing models that have significant unobservable inputs are classified as Level 3 measurements. The Company settled these Level 3 derivatives in the second quarter of 2009 and has not entered into any additional derivative instruments that have significant unobservable inputs since then.

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

Securities sold not yet purchased include highly liquid investments which are short-term in nature. Level 1 securities include U.S. Treasuries and securities traded in active markets. The remaining securities sold not yet purchased are measured using amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization and are classified as Level 2.

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	December 31, 2010
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Cash equivalents	$42	$2,496	$—	$2,538
Available-for-Sale securities:
Corporate debt securities	—	15,281	1,325	16,606
Residential mortgage backed securities	—	3,011	4,247	7,258
Commercial mortgage backed securities	—	4,817	51	4,868
Asset backed securities	—	1,544	476	2,020
State and municipal obligations	—	1,582	—	1,582
U.S. government and agencies obligations	64	79	—	143
Foreign government bonds and obligations	—	108	—	108
Common and preferred stocks	2	3	5	10
Other debt obligations	—	24	—	24

Total Available-for-Sale securities	66	26,449	6,104	32,619
Trading securities:
Seed money	133	71	19	223
Investments segregated for regulatory purposes	2	14	—	16
Fixed income trading	—	323	—	323

Total trading securities	135	408	19	562
Separate account assets	—	68,330	—	68,330
Other assets:
Interest rate derivatives	—	438	—	438
Equity derivatives	32	420	—	452
Credit derivatives	—	4	—	4
Other	1	2	—	3

Total other assets	33	864	—	897

Total assets at fair value	$276	$98,547	$6,123	$104,946

Liabilities
Future policy benefits and claims:
EIA embedded derivatives	$—	$3	$—	$3
GMWB and GMAB embedded derivatives	—	—	421	421

Total future policy benefits and claims	—	3	421	424
Customer deposits	—	14	—	14
Other liabilities:
Interest rate derivatives	1	378	—	379
Equity derivatives	18	722	—	740
Credit derivatives	—	1	—	1
Other	—	3	—	3

Total other liabilities	19	1,104	—	1,123

Total liabilities at fair value	$19	$1,121	$421	$1,561

	December 31, 2009
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Cash equivalents	$57	$2,733	$—	$2,790
Available-for-Sale securities:
Corporate debt securities	—	14,871	1,252	16,123
Residential mortgage backed securities	—	3,788	3,982	7,770
Commercial mortgage backed securities	—	4,541	72	4,613
Asset backed securities	—	1,539	455	1,994
State and municipal obligations	—	1,417	—	1,417
U.S. government and agencies obligations	64	323	—	387
Foreign government bonds and obligations	—	108	—	108
Common and preferred stocks	—	39	4	43
Other structured investments	—	—	58	58
Other debt obligations	—	33	—	33

Total Available-for-Sale securities	64	26,659	5,823	32,546
Trading securities	101	436	16	553
Separate account assets	—	58,129	—	58,129
Other assets	1	815	—	816

Total assets at fair value	$223	$88,772	$5,839	$94,834

Liabilities
Future policy benefits and claims	$—	$9	$299	$308
Customer deposits	—	26	—	26
Other liabilities	1	907	—	908

Total liabilities at fair value	$1	$942	$299	$1,242

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

		Total Gains Included in
	Balance, January 1, 2010	Net Income		Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net		Transfers In/(Out) of Level 3		Balance, December 31, 2010

	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,252	$1		$30	$17		$25		$1,325
Residential mortgage backed securities	3,982	55		292	(61)		(21)		4,247
Commercial mortgage backed securities	72	1		10	112		(144)		51
Asset backed securities	455	12		38	(5)		(24)		476
Common and preferred stocks	4	—		1	—		—		5
Other structured investments	58	—		—	(58	)(4)	—		—

Total Available-for-Sale securities	5,823	69	(1)	371	5		(164	)(3)	6,104
Trading securities	16	2	(1)	—	1		—		19
Future policy benefits and claims:
GMWB and GMAB embedded derivatives	(299)	4	(2)	—	(126)		—		(421)

(1)
Included in net investment income in the Consolidated Statements of Operations.

(2)
Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

(3)
Represents securities with a fair value of $189 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service and securities with a fair value of $25 million that were transferred to Level 3 as the fair value of the securities is now based on broker quotes.

(4)
Represents the elimination of Ameriprise Financial's investment in CDOs, which were consolidated due to the adoption of a new accounting standard. See Note 2 and Note 4 for additional information related to the consolidation of CDOs.

		Total Gains (Losses) Included in
	Balance, January 1, 2009	Net Income		Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfers In/(Out) of Level 3		Balance, December 31, 2009

	(in millions)
Available-for-Sale securities:
Corporate debt securities	$1,120	$—		$196	$(3)	$(61)		$1,252
Residential mortgage backed securities	1,208	59		254	2,461	—		3,982
Commercial mortgage backed securities	3	—		8	61	—		72
Asset backed securities	222	14		16	212	(9)		455
Common and preferred stocks	10	12		(6)	(12)	—		4
Other structured investments	50	(1)		16	(7)	—		58

Total Available-for-Sale securities	2,613	84	(1)	484	2,712	(70	)(3)	5,823
Trading securities	30	(6	)(1)	2	(10)	—		16
Other assets	200	(37	)(2)	—	(163)	—		—
Future policy benefits and claims:
GMWB and GMAB embedded derivatives	(1,832)	1,611	(2)	—	(78)	—		(299)

(1)
Included in net investment income in the Consolidated Statements of Operations.

(2)
Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

(3)
Represents securities with a fair value of $79 million that were transferred to Level 2 as the fair value of the securities are now obtained from a nationally-recognized pricing service and a security with a fair value of $9 million that was transferred to Level 3 as the fair value of the security is now based on broker quotes.

The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred.

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities of Ameriprise Financial held at December 31:

	2010		2009

	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses

	(in millions)
Available-for-Sale securities:
Corporate debt securities	$—	$—	$—	$—
Residential mortgage backed securities	54	—	37	—
Commercial mortgage backed securities	—	—	—	—
Asset backed securities	11	—	8	—
Common and preferred stocks	—	—	—	—
Other structured investments	—	—	(2)	—

Total Available-for-Sale securities	65	—	43	—
Trading securities	—	—	—	—
Other assets	—	—	—	—
Future policy benefits and claims	—	(15)	—	1,582

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

	December 31,
	2010		2009

	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in millions)		(in millions)
Financial Assets
Commercial mortgage loans, net	$2,577	$2,671	$2,663	$2,652
Policy loans	733	808	720	795
Receivables	1,870	1,584	1,387	1,055
Restricted and segregated cash	1,516	1,516	1,452	1,452
Other investments and assets	331	338	439	442
Financial Liabilities
Future policy benefits and claims	$15,328	$15,768	$15,540	$15,657
Investment certificate reserves	3,127	3,129	4,050	4,053
Banking and brokerage customer deposits	5,638	5,642	4,478	4,478
Separate account liabilities	4,930	4,930	4,268	4,268
Debt and other liabilities	2,710	2,907	1,985	2,027

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

Receivables

The fair value of consumer bank loans is determined by discounting estimated cash flows and incorporating adjustments for prepayment, administration expenses, severity and credit loss estimates, with discount rates based on the Company's estimate of current market conditions.

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

Future Policy Benefits and Claims

The fair value of fixed annuities, in deferral status, is determined by discounting cash flows using a risk neutral discount rate with adjustments for profit margin, expense margin, early policy surrender behavior, a provision for adverse deviation from estimated early policy surrender behavior, and the Company's nonperformance risk specific to these liabilities. The fair value of other liabilities including non-life contingent fixed annuities in payout status, equity indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts is determined in a similar manner.

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

Debt and Other Liabilities

The fair value of long-term debt is based on quoted prices in active markets, when available. If quoted prices are not available fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques such as present value of cash flows.

The fair value of short-term borrowings is determined by discounting cash flows. A nonperformance adjustment is not included as collateral requirements for these borrowings minimize the nonperformance risk.

 16. Derivatives and Hedging Activities

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

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
Derivatives designated as hedging instruments	Balance Sheet Location	December 31, 2010	December 31, 2009	Balance Sheet Location	December 31, 2010	December 31, 2009

	(in millions)				(in millions)
Cash flow hedges
Interest on debt	Other assets	$—	$19	Other liabilities	$—	$—
Asset-based distribution fees	Other assets	10	—	Other liabilities	—	—
Fair value hedges
Fixed rate debt	Other assets	61	—	Other liabilities	—	—

Total qualifying hedges		71	19		—	—

Derivatives not designated as hedging instruments
GMWB and GMAB
Interest rate contracts	Other assets	366	176	Other liabilities	379	280
Equity contracts	Other assets	354	425	Other liabilities	665	474
Credit contracts	Other assets	4	12	Other liabilities	1	—
Embedded derivatives(1)	N/A	—	—	Future policy benefits and claims	421	299

Total GMWB and GMAB		724	613		1,466	1,053

Other derivatives:
Interest rate
Interest rate lock commitments	Other assets	1	1	Other liabilities	—	—
Equity
GMDB	Other assets	—	—	Other liabilities	—	2
EIA	Other assets	1	2	Other liabilities	—	—
EIA embedded derivatives	N/A	—	—	Future policy benefits and claims	3	9
Stock market certificates	Other assets	89	166	Other liabilities	75	141
Stock market certificates embedded derivatives	N/A	—	—	Customer deposits	14	26
Seed money	Other assets	—	—	Other liabilities	—	1
Ameriprise Financial Franchise Advisor Deferred Equity Plan	Other assets	8	—	Other liabilities	—	—
Foreign exchange
Foreign currency	Other assets	1	—	Other liabilities	1	—

Total other		100	169		93	179

Total non-designated hedges		824	782		1,559	1,232

Total derivatives		$895	$801		$1,559	$1,232

N/A Not applicable.

(1)
The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

See Note 15 for additional information regarding the Company's fair value measurement of derivative instruments.

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the years ended December 31:

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income
		2010	2009

		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$95	$(435)
Equity contracts	Benefits, claims, losses and settlement expenses	(370)	(1,245)
Credit contracts	Benefits, claims, losses and settlement expenses	(44)	(65)
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	(121)	1,533

Total GMWB and GMAB		(440)	(212)

Other derivatives:
Equity
GMDB	Benefits, claims, losses and settlement expenses	(4)	(10)
EIA	Interest credited to fixed accounts	2	4
EIA embedded derivatives	Interest credited to fixed accounts	7	7
Stock market certificates	Banking and deposit interest expense	9	15
Stock market certificates embedded derivatives	Banking and deposit interest expense	(10)	(18)
Seed money	Net investment income	(5)	(14)
Ameriprise Financial Franchise Advisor Deferred Equity Plan	Distribution expenses	9	—
Foreign exchange
Foreign currency	Net investment income	1	—
Seed money	General and administrative expense	(1)	—

Total other		8	(16)

Total derivatives		$(432)	$(228)

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

The majority of the Company's annuity contracts contain GMDB provisions, which may result in a death benefit payable that exceeds the contract accumulation value when market values of customers' accounts decline. Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions using various equity futures, equity options, total return swaps, interest rate swaptions, interest rate swaps, variance swaps and credit default swaps. At December 31, 2010 and 2009, the gross notional amount of derivative contracts for the Company's GMWB and GMAB provisions was $55.5 billion and $38.7 billion, respectively. The Company had previously entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written in 2009. As of December 31, 2010, the Company did not have any outstanding hedges on its GMDB provisions. At December 31, 2009, the gross notional amount of derivative contracts for the Company's GMDB provisions was $77 million.

The deferred premium associated with the above options is paid or received semi-annually over the life of the option contract. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable

	(in millions)
2011	$266	$10
2012	245	9
2013	223	8
2014	197	7
2015	174	6
2016-2025	546	7

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

Equity indexed annuities and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to equity indexed annuities and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and occasionally enters into futures contracts. The gross notional amount of these derivative contracts was $1.5 billion and $1.6 billion at December 31, 2010 and 2009, respectively.

The Company enters into forward contracts, futures and total return swaps to manage its exposure to price risk arising from seed money investments in proprietary investment products. The gross notional amount of these contracts was $174 million and $191 million at December 31, 2010 and 2009, respectively.

The Company enters into foreign currency forward contracts to economically hedge its exposure to certain receivables and obligations denominated in non-functional currencies. The gross notional amount of these contracts was $21 million and $7 million at December 31, 2010 and 2009, respectively.

In the first quarter of 2010, the Company entered into a total return swap to economically hedge its exposure to equity price risk of Ameriprise Financial, Inc. common stock granted as part of its Ameriprise Financial Franchise Advisor Deferred Equity Plan. In the fourth quarter of 2010, the Company extended the contract through 2011. As part of the contract, the Company expects to cash settle the difference between the value of a fixed number of shares at the contract date (which may be increased from time to time) and the value of those shares over an unwind period ending on December 31, 2011. The gross notional value of this contract was $35 million at December 31, 2010.

Embedded Derivatives

Certain annuities contain GMAB and non-life contingent GMWB provisions, which are considered embedded derivatives. In addition, the equity component of the equity indexed annuity and stock market certificate product obligations are also considered embedded derivatives. These embedded derivatives are bifurcated from their host contracts and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. As discussed above, the Company uses derivatives to mitigate the financial statement impact of these embedded derivatives.

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

At December 31, 2010, the Company expects to reclassify net pretax gains of $4 million from accumulated other comprehensive income that will be recorded as a reduction to interest and debt expense, and net pretax losses of $6 million that will be recorded in net investment income in the next 12 months. No hedge relationships were discontinued during the years ended December 31, 2010 and 2009 due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the years ended December 31, 2010, 2009 and 2008, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The following tables show the impact of the effective portion of the Company's cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity for the years ended December 31:

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives
Derivatives designated as hedging instruments	2010	2009

	(in millions)
Interest on debt	$16	$19
Asset-based distribution fees	20	—

Total	$36	$19

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	2010	2009

	(in millions)
Interest and debt expense	$8	$8
Distribution fees	11	—
Net investment income	(6)	(6)

Total	$13	$2

The following is a summary of unrealized derivatives gains (losses) included in accumulated other comprehensive income (loss) related to cash flow hedges:

	2010	2009	2008

	(in millions)
Net unrealized derivatives gains (losses) at January 1	$3	$(8)	$(6)
Holding gains	36	19	—
Reclassification of realized gains	(13)	(2)	(3)
Income tax benefit (provision)	(8)	(6)	1

Net unrealized derivatives gains (losses) at December 31	$18	$3	$(8)

Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 25 years and relates to forecasted debt interest payments.

Fair Value Hedges

During the first quarter of 2010, the Company entered into and designated as fair value hedges three interest rate swaps to convert senior notes due 2015, 2019 and 2020 from fixed rate debt to floating rate debt. The swaps have identical terms as the underlying debt being hedged so no ineffectiveness is expected to be realized. The Company recognizes gains and losses on the derivatives and the related hedged items within interest and debt expense. The following table shows the amounts recognized in income related to fair value hedges for the year ended December 31, 2010:

Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Amount of Gain Recognized in Income on Derivatives

		(in millions)
Fixed rate debt	Interest and debt expense	$36

Total		$36

Credit Risk

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of December 31, 2010 and 2009, the Company held $98 million and $103 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral the Company is obligated to return to counterparties. As of December 31, 2010 and 2009, the Company had accepted additional collateral consisting of various securities with a fair value of $23 million and $22 million, respectively, which are not reflected on the Consolidated Balance Sheets. As of December 31, 2010 and 2009, the Company's maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $45 million and $83 million, respectively.

Certain of the Company's derivative instruments contain provisions that adjust the level of collateral the Company is required to post based on the Company's debt rating (or based on the financial strength of the Company's life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company's derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company's debt does not maintain a specific credit rating (generally an investment grade rating) or the Company's life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company's counterparty could require immediate settlement of any net liability position. At December 31, 2010 and 2009, the aggregate fair value of all derivative instruments in a net liability position containing such credit risk features was $412 million and $297 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2010 and 2009 was $406 million and $269 million, respectively. If the credit risk features of derivative contracts that were in a net liability position at December 31, 2010 and 2009 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been $6 million and $28 million, respectively.

17. Share-Based Compensation

The Company's share-based compensation plans consist of the Amended and Restated Ameriprise Financial 2005 Incentive Compensation Plan (the "2005 ICP"), the Ameriprise Financial 2008 Employment Incentive Equity Award Plan (the "2008 Plan"), the Ameriprise Financial Franchise Advisor Deferred Equity Plan ("Franchise Advisor Deferral Plan"), and the Ameriprise Financial Advisor Group Deferred Compensation Plan ("Employee Advisor Deferral Plan").

The components of the Company's share-based compensation expense, net of forfeitures, were as follows:

	Years Ended December 31,
	2010	2009	2008

		(in millions)
Stock options	$41	$53	$40
Restricted stock awards	37	59	57
Restricted stock units	80	70	51

Total	$158	$182	$148

For the years ended December 31, 2010, 2009 and 2008, the total income tax benefit recognized by the Company related to the share-based compensation expense was $55 million, $64 million and $52 million, respectively.

As of December 31, 2010, there was $149 million of total unrecognized compensation cost related to non-vested awards under the Company's share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Amended and Restated Ameriprise Financial 2005 Incentive Compensation Plan

The 2005 ICP, which was amended and approved by shareholders on April 28, 2010, provides for the grant of cash and equity incentive awards to directors, employees and independent contractors, including stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance shares and similar awards designed to comply with the applicable federal regulations and laws of jurisdiction. Under the 2005 ICP, a maximum of 37.9 million shares may be issued. Of this total, no more than 6.0 million shares may be issued after April 28, 2010 for full value awards, which are awards other than stock options and stock appreciation rights. Shares issued under the 2005 ICP may be authorized and unissued shares or treasury shares.

Ameriprise Financial Deferred Compensation Plan

The Ameriprise Financial Deferred Compensation Plan ("DCP") gives certain employees the choice to defer a portion of their eligible compensation, which can be invested in investment options as provided by the DCP, including the Ameriprise Financial Stock Fund. The DCP is an unfunded non-qualified deferred compensation plan under section 409A of the Internal Revenue Code. The Company provides a match on all deferrals. Participant deferrals vest immediately and the Company match vests after three years. Distributions are made in shares of the Company's common stock for the portion of the deferral invested in the Ameriprise Financial Stock Fund and the related Company match, for which the Company has recorded in equity. The DCP does allow for accelerated vesting of the share-based awards in cases of death, disability and qualified retirement. Compensation expense related to the Company match is recognized on a straight-line basis over the vesting period.

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

The following weighted average assumptions were used for stock option grants:

	2010	2009	2008

Dividend yield	1.5%	2.0%	1.0%
Expected volatility	50%	55%	27%
Risk-free interest rate	2.3%	1.8%	3.0%
Expected life of stock option (years)	5.0	5.0	5.3

The dividend yield assumption assumes the Company's average dividend payout would continue with no changes. The expected volatility for grants in 2010, 2009 and 2008 was based on the Company's implied volatility and the Company's historical stock volatility. The expected volatility for grants in 2008 also considered historical volatilities experienced by a peer group of companies. The risk-free interest rate for periods within the expected option life is based on the U.S. Treasury yield curve at the grant date. The expected life of the option is based on the Company's past experience.

The weighted average grant date fair value for options granted during 2010, 2009 and 2008 was $15.89, $8.93 and $14.00, respectively.

A summary of the Company's stock option activity for 2010 is presented below (shares and intrinsic value in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1	21.1	$34.55	6.7	$169
Granted	2.7	39.21
Exercised	(3.8)	30.03
Forfeited	(0.6)	38.04

Outstanding at December 31	19.4	35.96	6.7	423

Exercisable at December 31	10.6	41.48	5.3	172

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $70 million, $2 million and $5 million during the years ended December 31, 2010, 2009 and 2008, respectively.

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

A summary of the Company's restricted stock award activity for 2010 is presented below (shares in millions):

	Shares	Weighted Average Grant-date Fair Value

Non-vested shares at January 1	4.0	$33.00
Granted	0.8	39.52
Vested	(1.0)	44.32
Forfeited	(0.2)	34.87

Non-vested shares at December 31	3.6	31.08

The fair value of restricted stock awards vested during the years ended December 31, 2010, 2009 and 2008 was $42 million, $27 million and $59 million, respectively.

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

As of December 31, 2010, there were approximately 1.4 million units outstanding of restricted stock units, including deferred share units, of which approximately 1.1 million units were fully vested.

Ameriprise Financial Franchise Advisor Deferred Equity Plan

The Franchise Advisor Deferral Plan, which was amended in January 2010, gives certain advisors the choice to defer a portion of their commissions in the form of share-based awards, which are subject to forfeiture based on future service requirements. The Franchise Advisor Deferral Plan is an unfunded non-qualified deferred compensation plan under section 409A of the Internal Revenue Code. The Company provides a match on the advisor deferrals, which participants can elect to receive in cash or shares of common stock. The Company provided a 15% stock match for 2010 and a 25% stock match for 2009 and 2008 on eligible deferrals.

The Franchise Advisor Deferral Plan allows for the grant of share-based awards of up to 8.5 million shares of common stock. The number of units awarded is based on the performance measures, deferral percentage and the market value of Ameriprise Financial common stock on the deferral date as defined by the plan. The share-based awards generally vest ratably over four years, beginning on January 1 of the year following the plan year in which the award was made. The Franchise Advisor Deferral Plan allows for accelerated vesting of the share-based awards based on age and years as an advisor. Commission expense is recognized on a straight-line basis over the vesting period. However, as franchise advisors are not employees of the Company, the expense is adjusted each period based on the stock price of the Company's common stock up to the vesting date. For the years ended December 31, 2010, 2009 and 2008, expense related to units awarded under the Franchise Advisor Deferral Plan was $70 million, $60 million, and $44 million, respectively.

As of December 31, 2010, there were approximately 5.9 million units outstanding under the Franchise Advisor Deferral Plan, of which approximately 4.6 million were fully vested.

Ameriprise Financial Advisor Group Deferred Compensation Plan

The Employee Advisor Deferral Plan, which was created in April 2009, allows for employee advisors to receive share-based bonus awards which are subject to future service requirements and forfeitures. The Employee Advisor Deferral Plan is an unfunded non-qualified deferred compensation plan under section 409A of the Internal Revenue Code. The Employee Advisor Deferral Plan also gives qualifying employee advisors the choice to defer a portion of their cash-based compensation beginning in 2010. This deferral can be in the form of share-based awards or other investment options. Deferrals are not subject to future service requirements or forfeitures. Under the Employee Advisor Deferral Plan, a maximum of 3.0 million shares may be issued. Awards granted under the Employee Advisor Deferral Plan may be settled in cash and/or shares of the Company's common stock according to the award's terms.

As of December 31, 2010, there were approximately 0.2 million units outstanding under the Employee Advisor Deferral Plan, of which nil were fully vested.

18. Shareholders' Equity

The following table presents the components of accumulated other comprehensive income, net of tax:

	December 31,
	2010	2009

	(in millions)
Net unrealized securities gains	$615	$310
Net unrealized derivatives gains	18	3
Defined benefit plans	(24)	(20)
Foreign currency translation	(44)	(28)

Total	$565	$265

See Note 5, Note 16 and Note 22 for additional disclosures related to net unrealized securities gains (losses), net unrealized derivatives gains (losses) and net unrealized actuarial gains (losses) on defined benefit plans, respectively.

In May 2010, the Company's Board of Directors authorized the expenditure of up to $1.5 billion for the repurchase of the Company's common stock through the date of its 2012 annual meeting. During the year ended December 31, 2010, the Company repurchased a total of 13.1 million shares of its common stock for an aggregate cost of $573 million. As of December 31, 2010, the Company had $927 million remaining under the share repurchase authorization. There were no share repurchases during the year ended December 31, 2009. During the year ended December 31, 2008, the Company repurchased a total of 12.7 million shares of its common stock for an aggregate cost of $614 million under a share repurchase program.

The Company may also reacquire shares of its common stock under its 2005 ICP and 2008 Plan related to restricted stock awards. Restricted shares that are forfeited before the vesting period has lapsed are recorded as treasury shares. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations. These vested restricted shares reacquired by the Company and the Company's payment of the holders' income tax obligations are recorded as a treasury share purchase. The restricted shares forfeited and recorded as treasury shares under the 2005 ICP and 2008 Plan were 0.3 million shares in each of the years ended December 31, 2010, 2009 and 2008. For the years ended December 31, 2010, 2009 and 2008, the Company reacquired 0.4 million, 0.5 million and 0.5 million shares, respectively, of its common stock through the surrender of restricted shares upon vesting and paid in the aggregate $17 million, $11 million and $24 million, respectively, related to the holders' income tax obligations on the vesting date. In 2010, the Company also reacquired 0.1 million shares of its common stock with an aggregate value of $7 million from a total return swap used to economically hedge its Franchise Advisor Deferral Plan. See Note 16 for additional information.

In 2009, the Company issued and sold 36 million shares of its common stock. The proceeds of $869 million were used for general corporate purposes, including the Company's acquisition of the long-term asset management business of the Columbia Management Group. In 2008, the Company reissued 1.8 million treasury shares for restricted stock award grants and the issuance of shares vested under the Franchise Advisor Deferral Plan and the Transition and Opportunity Bonus program.

19. Earnings per Share Attributable to Ameriprise Financial, Inc. Common Shareholders

The computations of basic and diluted earnings per share attributable to Ameriprise Financial, Inc. common shareholders were as follows:

	Years Ended December 31,
	2010	2009	2008

	(in millions, except per share amounts)
Numerator:
Net income (loss) attributable to Ameriprise Financial, Inc.	$1,097	$722	$(36)
Denominator:
Basic: Weighted-average common shares outstanding	257.4	242.2	222.3
Effect of potentially dilutive nonqualified stock options and other share-based awards	4.9	2.2	2.6

Diluted: Weighted-average common shares outstanding	262.3	244.4	224.9
Earnings (loss) per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic	$4.26	$2.98	$(0.16)
Diluted	$4.18	$2.95	$(0.16	)(1)

(1)
Diluted shares used in this calculation represent basic shares due to the net loss. Using actual diluted shares would result in anti-dilution.

20. Regulatory Requirements

Restrictions on the transfer of funds exist under regulatory requirements applicable to certain of the Company's subsidiaries. At December 31, 2010, the aggregate amount of unrestricted net assets was approximately $2.4 billion.

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

State insurance statutes also contain limitations as to the amount of dividends and distributions that insurers may make without providing prior notification to state regulators. For RiverSource Life, dividends or distributions in excess of statutory unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life's primary regulator, and are subject to potential disapproval. In addition, dividends whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) the previous year's statutory net gain from operations or (ii) 10% of the previous year-end statutory capital and surplus are referred to as "extraordinary dividends." Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Government debt securities of $6 million and $7 million at December 31, 2010 and 2009, respectively, held by the Company's life insurance subsidiaries were on deposit with various states as required by law and satisfied legal requirements. Statutory capital and surplus for RiverSource Life were $3.7 billion, $3.4 billion and $2.5 billion for the years ended December 31, 2010, 2009 and 2008, respectively.

Ameriprise Certificate Company ("ACC") is registered as an investment company under the Investment Company Act of 1940 (the "1940 Act"). ACC markets and sells investment certificates to clients. ACC is subject to various capital requirements under the 1940 Act, laws of the State of Minnesota and understandings with the Securities and Exchange

Commission ("SEC") and the Minnesota Department of Commerce. The terms of the investment certificates issued by ACC and the provisions of the 1940 Act also require the maintenance by ACC of qualified assets. Under the provisions of its certificates and the 1940 Act, ACC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $3.1 billion and $4.1 billion at December 31, 2010 and 2009, respectively. ACC had qualified assets of $3.4 billion and $4.5 billion at December 31, 2010 and 2009, respectively. Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements, up to a maximum commitment of $115 million. For the years ended December 31, 2010 and 2009, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.

Threadneedle's required capital is predominantly based on the requirements specified by its regulator, the Financial Services Authority, under its Capital Adequacy Requirements for asset managers.

The Company has five broker-dealer subsidiaries, American Enterprise Investment Services, Inc., Ameriprise Financial Services, Inc., Securities America, Inc. ("SAI"), RiverSource Distributors, Inc. and Columbia Management Investment Distributors, Inc. The broker-dealers are subject to the net capital requirements of the Financial Industry Regulatory Authority ("FINRA") and the Uniform Net Capital requirements of the SEC under Rule 15c3-1 of the Securities Exchange Act of 1934.

Ameriprise Trust Company is subject to capital adequacy requirements under the laws of the State of Minnesota as enforced by the Minnesota Department of Commerce.

Ameriprise Bank was required to maintain sufficient capital to provide a Tier 1 (core) capital ratio of 8.0% for the first three years of operations under the Federal Deposit Insurance Corporation's ("FDIC") de novo guidance. The 8.0% de novo requirement ended in 2009. In 2010, the Office of Thrift Supervision ("OTS") reduced Ameriprise Bank's core capital requirement to 7.5%, but also increased Ameriprise Bank's total risk-based capital requirement from the published OTS amount of 8.0% of total risk-weighted assets, to 12.0%. The OTS also requires Ameriprise Bank to maintain minimum ratios of Tier 1 and total capital to risk-weighted assets, as well as Tier 1 capital to adjusted total assets and tangible capital to adjusted total assets. Under OTS prompt corrective action ("PCA") regulations, Ameriprise Bank is required to have a leverage ratio of core capital to adjusted total assets of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, a total risk-based ratio of at least 8% and a tangible capital ratio of at least 1.5%. As a thrift, the Company is also required to maintain 65% of its portfolio assets in qualified thrift investments, which is a provision in the Qualified Thrift Lender Test, which include mortgage and consumer related loans and investments. As of December 31, 2010 and 2009, Ameriprise Bank had met all applicable capital requirements.

21. Income Taxes

The components of income tax provision (benefit) were as follows:

	Years Ended December 31,
	2010	2009	2008

	(in millions)
Current income tax:
Federal	$(224)	$199	$50
State and local	13	4	9
Foreign	32	4	17

Total current income tax	(179)	207	76

Deferred income tax:
Federal	524	(13)	(376)
State and local	(5)	(7)	(22)
Foreign	(6)	(4)	(11)

Total deferred income tax	513	(24)	(409)

Total income tax provision (benefit)	$334	$183	$(333)

The geographic sources of pretax income (loss) were as follows:

	Years Ended December 31,
	2010	2009	2008

	(in millions)
United States	$1,430	$883	$(442)
Foreign	164	37	19

Total	$1,594	$920	$(423)

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% were as follows:

	Years Ended December 31,
	2010	2009	2008

Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Changes in taxes resulting from:
Dividend exclusion	(4.3)	(7.6)	15.6
Tax-exempt interest income	(0.8)	(1.7)	3.2
Tax credits	(2.1)	(3.3)	13.7
State taxes, net of federal benefit	0.2	(0.5)	3.8
Net income (loss) attributable to noncontrolling interests	(3.6)	(0.6)	(4.4)
Other, net	(3.4)	(1.4)	11.9

Income tax provision	21.0%	19.9%	78.8%

The increase in the Company's effective tax rate in 2010 compared to 2009 primarily reflects an increase in pretax income relative to tax advantaged items, which was partially offset by $53 million in benefits from tax planning and the completion of certain audits. The Company's effective tax rate for 2008 included $79 million in tax benefits related to changes in the status of current audits and closed audits, tax planning initiatives, and the finalization of prior year tax returns.

Accumulated earnings of certain foreign subsidiaries, which totaled $120 million at December 31, 2010, are intended to be permanently reinvested outside the United States. Accordingly, U.S. federal taxes, which would have aggregated $14 million, have not been provided on those earnings.

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. The significant components of the Company's deferred income tax assets and liabilities, which are included net within other assets on the Consolidated Balance Sheets, were as follows:

	December 31,
	2010	2009

	(in millions)
Deferred income tax assets:
Liabilities for future policy benefits and claims	$1,329	$1,412
Investment impairments and write-downs	119	150
Deferred compensation	252	258
Unearned revenues	—	36
Accrued liabilities	30	28
Investment related	85	41
Net operating loss and tax credit carryforwards	69	225
Other	93	163

Gross deferred income tax assets	1,977	2,313

Deferred income tax liabilities:
Deferred acquisition costs	1,473	1,306
Deferred sales inducement costs	191	193
Net unrealized gains on Available-for-Sale securities	312	144
Depreciation expense	142	130
Intangible assets	52	69
Other	85	88

Gross deferred income tax liabilities	2,255	1,930

Net deferred income tax assets (liabilities)	$(278)	$383

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets are significant capital losses that have been recognized for financial statement purposes but not yet for tax return purposes as well as future deductible capital losses realized for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company's tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2010 and December 31, 2009.

Included in the Company's deferred income tax assets are tax benefits related to net operating loss carryforwards of $32 million which will expire beginning December 31, 2026, capital loss carryforwards of $28 million which will expire December 31, 2015 as well as tax credit carryforwards of $37 million which will expire beginning December 31, 2019.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (expense) were as follows:

	2010	2009	2008

	(in millions)
Balance at January 1	$(33)	$(56)	$164
Additions (reductions) based on tax positions related to the current year	2	1	(164)
Additions for tax positions of prior years	57	45	64
Reductions for tax positions of prior years	(42)	(23)	(120)
Settlements	91	—	—

Balance at December 31	$75	$(33)	$(56)

If recognized, approximately $54 million and $81 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2010 and December 31, 2009, respectively, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a reduction of $17 million in interest and penalties for the year ended December 31, 2010 and an increase of $1 million and a reduction of $25 million in interest and penalties for the years ended December 31, 2009 and 2008, respectively. At December 31, 2010 and December 31, 2009, the Company had a receivable of $29 million and $12 million, respectively, related to accrued interest and penalties.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $25 million to $35 million in the next 12 months.

Beginning with the 2010 tax year, the Company will file a consolidated U.S. federal income tax return which will include both the Company's life insurance and non-life insurance subsidiaries.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1997. The Internal Revenue Service ("IRS") completed its field examination of the Company's U.S. income tax returns for 2005 through 2007 during the third and fourth quarters of 2010. The IRS had previously completed its field examination of the 1997 through 2004 tax returns in recent years as part of the overall examination of the American Express Company consolidated returns. However, for federal income tax purposes these years continue to remain open as a consequence of certain issues under appeal. In the fourth quarter of 2010, the IRS commenced an examination of the Company's U.S income tax returns for 2008 and 2009. The Company's or certain of its subsidiaries' state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2008.

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

The items comprising other comprehensive income (loss) are presented net of the following income tax provision (benefit) amounts:

	Years Ended December 31,
	2010	2009	2008

	(in millions)
Net unrealized securities gains (losses)	$167	$753	$(427)
Net unrealized derivatives gains (losses)	8	6	(1)
Defined benefit plans	(2)	10	(34)
Foreign currency translation adjustment	(6)	15	(4)

Net income tax provision (benefit)	$167	$784	$(466)

 22. Retirement Plans and Profit Sharing Arrangements

Defined Benefit Plans

Pension Plans

The Company's U.S. non-advisor employees are generally eligible for the Ameriprise Financial Retirement Plan (the "Retirement Plan"), a noncontributory defined benefit plan which is a qualified plan under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Funding of costs for the Retirement Plan complies with the applicable minimum funding requirements specified by ERISA and is held in a trust. The Retirement Plan is a cash balance plan by which the employees' accrued benefits are based on notional account balances, which are maintained for each individual. Each pay period these balances are credited with an amount equal to a percentage of eligible compensation as defined by the Retirement Plan (which includes, but is not limited to, base pay, performance based incentive pay, commissions, shift differential and overtime). Prior to March 1, 2010, the percentage ranged from 2.5% to 10% based on employees' age plus years of service. Effective March 1, 2010, the percentage ranged from 2.5% to 5% based on employees' years of service. Employees eligible for the plan at the time of the change will remain under the previous schedule until the new schedule becomes more favorable. Employees' balances are also credited with a fixed rate of interest that is updated each January 1 and is based on the average of the daily five-year U.S. Treasury Note yields for the previous October 1 through November 30, with a minimum crediting rate of 5%. Employees have the option to receive annuity payments or a lump sum payout at vested termination, retirement, death or disability. The Retirement Plan's year-end is September 30.

In addition, the Company sponsors the Ameriprise Financial Supplemental Retirement Plan (the "SRP"), an unfunded non-qualified deferred compensation plan subject to Section 409A of the Internal Revenue Code. This plan is for certain highly compensated employees to replace the benefit that cannot be provided by the Retirement Plan due to IRS limits. The SRP generally parallels the Retirement Plan but offers different payment options.

Most employees outside the United States are covered by local retirement plans, some of which are funded, while other employees receive payments at the time of retirement or termination under applicable labor laws or agreements.

The components of the net periodic benefit cost for all pension plans were as follows:

	Years Ended December 31,
	2010	2009	2008

	(in millions)
Service cost	$33	$32	$34
Interest cost	23	25	25
Expected return on plan assets	(23)	(22)	(22)
Amortization of prior service costs	(2)	(1)	(2)
Other	3	3	3

Net periodic benefit cost	$34	$37	$38

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets are amortized on a straight-line basis over the expected average remaining service period of active participants.

The following tables provide a reconciliation of the changes in the benefit obligation and fair value of assets for the pension plans:

	2010	2009

	(in millions)
Benefit obligation, January 1	$421	$385
Service cost	33	32
Interest cost	23	25
Plan amendments	—	(13)
Benefits paid	(6)	(6)
Actuarial loss	23	15
Settlements	(24)	(22)
Foreign currency rate changes	(1)	5

Benefit obligation, December 31	$469	$421

	2010	2009

	(in millions)
Fair value of plan assets, January 1	$256	$200
Actual return on plan assets	39	43
Employer contributions	64	36
Benefits paid	(6)	(6)
Settlements	(24)	(22)
Foreign currency rate changes	(2)	5

Fair value of plan assets, December 31	$327	$256

The following table provides the amounts recognized in the Consolidated Balance Sheets, which equal the funded status of the Company's pension plans:

	December 31,
	2010	2009

	(in millions)
Benefit liability	$(162)	$(178)
Benefit asset	20	13

Net amount recognized	$(142)	$(165)

The Company complies with the minimum funding requirements in all countries.

The amounts recognized in accumulated other comprehensive income (loss), net of tax, as of December 31, 2010 but not recognized as components of net periodic benefit cost included an unrecognized actuarial loss of $37 million and an unrecognized prior service credit of $6 million. The estimated amounts that will be amortized from accumulated other comprehensive income (loss), net of tax, into net periodic benefit cost in 2011 include a prior service credit of $1 million.

The accumulated benefit obligation for all pension plans as of December 31, 2010 and 2009 was $423 million and $378 million, respectively. The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations that exceeded the fair value of plan assets were as follows:

	December 31,
	2010	2009

	(in millions)
Accumulated benefit obligation	$376	$339
Fair value of plan assets	248	193

The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations that exceeded the fair value of plan assets were as follows:

	December 31,
	2010	2009

	(in millions)
Projected benefit obligation	$410	$371
Fair value of plan assets	248	193

The weighted average assumptions used to determine benefit obligations for pension plans were as follows:

	2010	2009

Discount rates	4.75%	5.28%
Rates of increase in compensation levels	4.25	4.22

The weighted average assumptions used to determine net periodic benefit cost for pension plans were as follows:

	2010	2009	2008

Discount rates	5.28%	6.22%	6.17%
Rates of increase in compensation levels	4.22	4.23	4.22
Expected long-term rates of return on assets	8.00	8.20	8.20

In developing the 2010, 2009 and 2008 expected long-term rate of return on assets assumption, management evaluated input from an external consulting firm, including their projection of asset class return expectations and long-term inflation assumptions. The Company also considered the historical returns on the plans' assets.

The Company's pension plans' assets are invested in an aggregate diversified portfolio to minimize the impact of any adverse or unexpected results from a security class on the entire portfolio. Diversification is interpreted to include diversification by asset type, performance and risk characteristics and number of investments. When appropriate and consistent with the objectives of the plans, derivative instruments may be used to mitigate risk or provide further diversification, subject to the investment policies of the plans. Asset classes and ranges considered appropriate for investment of the plans' assets are determined by each plan's investment committee. The target allocations are 70% equity securities, 20% debt securities and 10% all other types of investments, except for the assets in pooled pension funds which are 80% equity securities, 13% debt securities, and 7% all other types of investments. Actual allocations will generally be within 5% of these targets. At December 31, 2010, there were no significant holdings of any single issuer and the exposure to derivative instruments was not significant.

The following tables present the Company's pension plan assets measured at fair value on a recurring basis:

	December 31, 2010
Asset Category	Level 1	Level 2	Level 3	Total

	(in millions)
Equity securities:
U.S. large cap stocks	$72	$3	$—	$75
U.S. small cap stocks	33	1	—	34
Non-U.S. large cap stocks	12	18	—	30
Emerging markets	15	14	—	29
Debt securities:
U.S. investment grade bonds	13	9	—	22
U.S. high yield bonds	—	11	—	11
Non-U.S. investment grade bonds	—	12	—	12
Private real estate investment trust	—	—	8	8
Hedge funds	—	—	9	9
Pooled pension funds	—	79	—	79
Cash equivalents	18	—	—	18

Total	$163	$147	$17	$327

	December 31, 2009
Asset Category	Level 1	Level 2	Level 3	Total

	(in millions)
Equity securities:
U.S. large cap stocks	$56	$—	$—	$56
U.S. small cap stocks	22	—	—	22
Non-U.S. large cap stocks	10	17	—	27
Emerging markets	13	11	—	24
Debt securities:
U.S. investment grade bonds	15	10	—	25
U.S. high yield bonds	—	11	—	11
Non-U.S. investment grade bonds	—	14	—	14
Private real estate investment trust	—	—	5	5
Pooled pension funds	—	63	—	63
Cash equivalents	9	—	—	9

Total	$125	$126	$5	$256

Equity securities are managed to track the performance of common market indices for both U.S. and non-U.S. securities, primarily across large cap, small cap and emerging market asset classes. Debt securities are managed to track the performance of common market indices for both U.S. and non-U.S. investment grade bonds as well as a pool of U.S. high yield bonds. The private real estate investment trust consists of a single trust which is managed to track the performance of a broad population of investment grade non-agricultural income producing properties. The Company's investments in hedge funds include investments in a multi-strategy fund and an off-shore fund managed to track the performance of broad fund of fund indices. Pooled pension funds are managed to return 1.5% in excess of a common index of similar pooled pension funds on a rolling three year basis. Cash equivalents consist of holdings in a money market fund that seeks to equal the return of the three month U.S. Treasury bill.

The fair value of the private real estate investment trust is based primarily on the underlying cash flows of the properties within the trust which are significant unobservable inputs and classified as Level 3. The fair value of the hedge funds is based on the proportionate share of the underlying net assets of the funds, which are significant unobservable inputs and classified as Level 3. The fair value of pooled pension funds and equity securities held in collective trust funds is based on the fund's NAV and classified as Level 2 as they trade in principal-to-principal markets. Equity securities and mutual funds traded in active markets are classified as Level 1. For debt securities and cash equivalents, the valuation techniques and classifications are consistent with those used for the Company's own investments as described in Note 15.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

Asset Category	Private Real Estate Investment Trust	Hedge Funds

Balance at January 1, 2009	$7	$—
Actual loss on plan assets:
Relating to assets still held at the reporting date	(2)	—
Purchases, sales, and settlements, net	—	—

Balance at December 31, 2009	5	—
Actual return on plan assets:
Relating to assets still held at the reporting date	1	—
Purchases, sales, and settlements, net	2	9

Balance at December 31, 2010	$8	$9

The Company's pension plans expect to make benefit payments to retirees as follows:

(in millions)

2011	$41
2012	45
2013	44
2014	47
2015	50
2016-2020	233

The Company expects to contribute $40 million to its pension plans in 2011.

Other Postretirement Benefits

The Company sponsors defined benefit postretirement plans that provide health care and life insurance to retired U.S. employees. Net periodic postretirement benefit costs were nil, $2 million and $1 million in 2010, 2009 and 2008, respectively.

The following table provides a reconciliation of the changes in the defined postretirement benefit plan obligation:

	2010	2009

	(in millions)
Benefit obligation, January 1	$22	$28
Interest cost	1	2
Benefits paid	(5)	(7)
Participant contributions	4	4
Plan amendments	—	(1)
Actuarial gain	(1)	(4)

Benefit obligation, December 31	$21	$22

The recognized liabilities for the Company's defined postretirement benefit plans are unfunded. At December 31, 2010 and 2009, the recognized liabilities were $21 million and $22 million, respectively, which was equal to the funded status of the Company's postretirement benefit plans.

The amounts recognized in accumulated other comprehensive income (loss), net of tax, as of December 31, 2010 but not recognized as components of net periodic benefit cost included an unrecognized actuarial gain of $6 million and an unrecognized prior service cost of $1 million. The estimated amount that will be amortized from accumulated other comprehensive income (loss), net of tax, into net periodic benefit cost in 2011 is approximately $1 million.

The weighted average assumptions used to determine benefit obligations for other postretirement benefits were as follows:

	2010	2009

Discount rates	4.90%	5.50%
Healthcare cost increase rates:
Following year	7.50	8.00
Decreasing to the year 2017	5.00	5.00

A one percentage-point change in the assumed healthcare cost trend rates would not have a material effect on the postretirement benefit obligation or net periodic postretirement benefit costs.

The Company's defined benefit postretirement plans expect to make benefit payments to retirees as follows:

(in millions)

2011	$2
2012	2
2013	2
2014	2
2015	2
2016-2020	8

The Company expects to contribute $2 million to its defined benefit postretirement plans in 2011.

Defined Contribution Plan

In addition to the plans described previously, the Company's employees are generally eligible to participate in the Ameriprise Financial 401(k) Plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to make contributions through payroll deductions up to IRS limits and invest their contributions in one or more of the 401(k) Plan investment options, which include the Ameriprise Financial Stock Fund. Effective March 1, 2010, the Company matches 100% of the first 5% of eligible compensation an employee contributes on a pretax or Roth 401(k) basis for each annual period. Prior to March 1, 2010, the Company matched 100% of the first 3% of base pay an employee contributed on a pretax basis each pay period. Effective March 1, 2010, the Company no longer makes an annual discretionary variable match. Prior to May 2009, the Company also made contributions equal to 1% of base pay each pay period, which were automatically invested in the Ameriprise Financial Stock Fund.

Under the 401(k) Plan, employees become eligible for contributions under the plan during the pay period they reach 60 days of service. Fixed and variable match contributions and stock contributions are fully vested after five-years of service, vesting ratably over the first five years of service. The Company's defined contribution plan expense was $32 million, $16 million and $22 million in 2010, 2009 and 2008, respectively.

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

The employee profit sharing plan provides for profit sharing of 30% based on an internally defined recurring pretax operating income measure for Threadneedle, which primarily includes pretax income related to investment management services and investment portfolio income excluding gains and losses on asset disposals, certain reorganization expenses, EPP and EIP expenses and other non-recurring expenses. Compensation expense related to the employee profit sharing plan was $52 million, $32 million and $49 million in 2010, 2009 and 2008, respectively.

The EIP and EPP are cash award programs for certain key personnel who are granted awards based on a formula tied to Threadneedle's financial performance. The EIP provides for 100% vesting after three years, with required cash-out after six years. The EPP provides for 50% vesting after three years and 50% vesting after four years, with required cash-out after five years. All awards are settled in cash, based on a value as determined by an annual independent valuation of Threadneedle's fair market value. The value of the award is recognized as compensation expense evenly over the vesting periods. However, each year's EIP and EPP expense is adjusted to reflect Threadneedle's current valuation. Increases or decreases in the value of vested awards are recognized immediately. Increases or decreases in the value of unvested awards are recognized over the remaining vesting periods. Compensation expense (benefit) related to the EIP and the EPP was $40 million, $(4) million and $15 million for the years ended December 31, 2010, 2009 and 2008, respectively.

 23. Commitments, Guarantees and Contingencies

Commitments

The Company is committed to pay aggregate minimum rentals under noncancelable operating leases for office facilities and equipment in future years as follows:

(in millions)

2011	$96
2012	90
2013	81
2014	76
2015	68
Thereafter	259

Total	$670

For the years ended December 31, 2010, 2009 and 2008, operating lease expense was $103 million, $103 million and $92 million, respectively.

The following table presents the Company's funding commitments:

	December 31,
	2010	2009

	(in millions)
Commercial mortgage loan commitments	$22	$50
Consumer mortgage loan commitments	525	387
Consumer lines of credit	1,533	1,389
Affordable housing partnerships	188	—

Total funding commitments	$2,268	$1,826

The Company's life and annuity products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2010, these guarantees range up to 5%. To the extent the yield on the Company's invested asset portfolio declines below its target spread plus the minimum guarantee, the Company's profitability would be negatively affected.

Guarantees

Owing to conditions then-prevailing in the credit markets and the isolated defaults of unaffiliated structured investment vehicles held in the portfolios of money market funds advised by its Columbia Management Investment Advisers, LLC subsidiary (the "2a-7 Funds"), the Company closely monitored the net asset value of the 2a-7 Funds during 2008 and through the date of this report and, as circumstances warranted from time to time, injected capital into one or more of the 2a-7 Funds. Management believes that the market conditions which gave rise to those circumstances have significantly diminished. The Company has not provided a formal capital support agreement or net asset value guarantee to any of the 2a-7 Funds.

Contingencies

The Company and its subsidiaries are involved in the normal course of business in legal, regulatory and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of its activities as a diversified financial services firm. These include proceedings specific to the Company as well as proceedings generally applicable to business practices in the industries in which it operates. The Company can also be subject to litigation arising out of its general business activities, such as its investments, contracts, leases and employment relationships. Uncertain economic conditions, heightened volatility in the financial markets, such as those which have been experienced from the latter part of 2007 through 2009, and significant recently enacted financial reform legislation may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the financial services industry generally.

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company's businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the Office of Thrift Supervision, state insurance and securities regulators, state attorneys general and various other governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company's business activities and practices, and the practices of the Company's financial advisors. During recent periods, the Company has received information requests or inquiries regarding certain pending matters, including: sales and product or service features of, or disclosures pertaining to, mutual funds, annuities, equity and fixed income securities, insurance products, brokerage services, financial plans and other advice offerings; trading practices within the Company's asset management business, supervision of the Company's financial advisors; supervisory practices in connection with financial advisors' outside business activities; sales practices and supervision associated with the sale of fixed and variable annuities and non-exchange traded (or "private placement") securities; information security; the delivery of financial plans and the suitability of investments and product selection processes. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

These legal and regulatory proceedings and disputes are subject to uncertainties and, as such, the Company is unable to predict the ultimate resolution or range of loss that may result. An adverse outcome in one or more of these proceedings could result in adverse judgments, settlements, fines, penalties or other relief, in addition to further claims, examinations or adverse publicity that could have a material adverse effect on the Company's consolidated financial condition or results of operations.

Certain legal and regulatory proceedings are described below.

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona, and was later transferred to the United States District Court for the District of Minnesota. The plaintiffs alleged that they were investors in several of the Company's mutual funds and they purported to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940 (the '40 Act). The plaintiffs alleged that fees allegedly paid to the defendants by the funds for investment advisory and administrative services were excessive. Plaintiffs seek an order declaring that defendants have violated the '40 Act and awarding unspecified damages including excessive fees allegedly paid plus interest and other costs. On July 6, 2007, the district court granted the Company's motion for summary judgment, dismissing all claims with prejudice. Plaintiffs appealed the district court's decision, and on April 8, 2009, the U.S. Court of Appeals for the Eighth Circuit reversed the district court's decision, and remanded the case for further proceedings. The Company filed with the United States Supreme Court a Petition for Writ of Certiorari to review the judgment of the Court of Appeals in this case in light of the Supreme Court's anticipated review of a similar excessive fee case captioned Jones v. Harris Associates. On March 30, 2010, the Supreme Court issued its ruling in Jones v. Harris Associates, and on April 5, 2010, the Supreme Court vacated the Eighth Circuit's decision in this case and remanded it to the Eighth Circuit for further consideration in light of the Supreme Court's decision in Jones v. Harris Associates. Without any further briefing or argument, on June 4, 2010, the Eighth Circuit remanded the case to the district court for further consideration in light of the Supreme Court's decision in Jones v. Harris Associates. The district court ordered briefing and heard oral argument on September 22, 2010 on the impact of the Jones v. Harris Associates decision. On December 8, 2010, the district court re-entered its July 2007 order granting summary judgment in favor of the Company. On January 10, 2011, plaintiffs filed a notice of appeal with the Eighth Circuit.

In July 2009, two issuers of private placement interests (Medical Capital Holdings, Inc./Medical Capital Corporation and affiliated corporations and Provident Shale Royalties, LLC and affiliated corporations) sold by the Company's subsidiary Securities America, Inc. ("SAI") were the subject of SEC actions (brought against those entities and individuals associated with them), which has resulted in the filing of several putative class action lawsuits naming both SAI and Ameriprise Financial, as well as related regulatory inquiries. Approximately $400 million of Medical Capital and Provident Shale investments made by SAI clients are outstanding and currently in default. On January 26, 2010, the Commonwealth of Massachusetts filed an Administrative Complaint against SAI, which is being adjudicated in an administrative hearing that is expected to conclude during the second quarter of 2011. A significant volume of FINRA arbitrations have been brought against SAI. Several of them have been settled, and there has been one adverse ruling, but most are scheduled throughout the course of 2011 and 2012. The putative class actions and arbitrations generally allege violations of state and/or federal securities laws in connection with SAI's sales of these private placement interests. These actions were commenced in September 2009 and thereafter. The Medical Capital-related class actions were centralized and moved to the Central District of California by order of the United States Judicial Panel on Multidistrict Litigation under the caption "In re: Medical Capital Securities Litigation." The Provident Shale-related class actions remain pending in Texas federal court. On June 22, 2010, the Liquidating Trustee of the Provident Liquidating Trust filed an adversary action ("Liquidating Trustee Action") in the Provident bankruptcy proceeding naming SAI on behalf of both the Provident Liquidating Trust and a number of individual Provident investors who are alleged to have assigned their claims. The Liquidating Trustee Action generally alleges the same types of claims as are alleged in the Provident class actions as well as a claim under the Bankruptcy Code. The Liquidating Trustee Action has been moved from bankruptcy court to the Texas federal court with the other Provident class actions. Motions to dismiss are pending in both the Provident Shale and Medical Capital class actions, but on January 24, 2011 the Medical Capital Class Action was temporarily transferred to the Northern District of Texas, where the Provident class action is pending, so that coordinated settlement negotiations can be conducted under that single Court's supervision. On February 17, 2011, the named plaintiffs to the class actions filed with the Court a Settlement Agreement and Motion for Preliminary Approval of Class Action Settlement, seeking the court's approval of agreed-upon settlement terms. A preliminary approval hearing has been set for March 18, 2011, and the judge has issued a temporary restraining order which stays pending arbitration matters scheduled through this date.

 24. Related Party Transactions

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

25. Restructuring Charges

The Company announced a restructuring charge of $60 million in the fourth quarter of 2008 primarily through selective reductions in employee headcount largely in areas other than in the Company's client service operations. The liability balance was nil and $7 million as of December 31, 2010 and 2009, respectively.

26. Segment Information

The Company's segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other. Each segment records revenues and expenses as if they were each a stand-alone business using the Company's transfer pricing methodology. Transfer pricing uses rates that approximate market-based arm's length prices for specific services provided. The Company reviews the transfer pricing rates periodically and makes appropriate adjustments to ensure the transfer pricing rates that approximate arm's length market prices remain at current market levels. Costs related to shared services are allocated to segments based on their usage of the services provided.

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

The Asset Management segment provides investment advice and investment products to retail and institutional clients. Columbia Management Investment Advisers, LLC (formerly RiverSource Investments, LLC) predominantly provides U.S. domestic products and services and Threadneedle predominantly provides international investment products and services. U.S. domestic retail products are distributed through unaffiliated third party financial institutions, including distribution through Bank of America and its affiliates, and also through the Advice & Wealth Management segment, and institutional products and services are primarily sold through our institutional sales force. International retail products are primarily distributed through third parties. Retail products include mutual funds, variable product funds underlying insurance and annuity separate accounts, separately managed accounts and collective funds. Institutional asset management services are designed to meet specific client objectives and may involve a range of products including those that focus on traditional asset classes, separate accounts, individually managed accounts, collateralized loan obligations, hedge funds and property funds. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by both market movements and net asset flows. In addition to the products and services provided to third party clients, management teams serving our Asset Management segment provide all intercompany asset management services. The fees for all such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management, Annuities and Protection segments.

The Annuities segment provides variable and fixed annuity products of RiverSource Life companies to retail clients. Prior to the fourth quarter of 2010, the Company's variable annuity products were distributed through both affiliated and unaffiliated advisors through third-party distribution. During the fourth quarter of 2010, the Company discontinued new sales of its variable annuities in non-Ameriprise channels. The Company's fixed annuity products are distributed through both affiliated and unaffiliated advisors through third-party distribution. Revenues for the Company's variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for the Company's fixed annuity products are primarily earned as net investment income on assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. The Company also earns net investment income on owned assets supporting reserves for immediate annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Intersegment revenues for this segment reflect fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource Variable Series Trust, Columbia Funds Variable Insurance Trust, Columbia Funds Variable Insurance Trust I and Wanger Advisors Trust funds under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

The Protection segment offers a variety of protection products to address the protection and risk management needs of the Company's retail clients including life, DI and property-casualty insurance. Life and DI products are primarily distributed through the Company's branded advisors. The Company's property-casualty products are sold direct, primarily through affinity relationships. The Company issues insurance policies through its life insurance subsidiaries and the property casualty companies. The primary sources of revenues for this segment are premiums, fees, and charges that the Company receives to assume insurance-related risk. The Company earns net investment income on owned assets supporting insurance reserves and capital supporting the business. The Company also receives fees based on the level of assets supporting variable universal life separate account balances. This segment earns intersegment revenues from fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource Variable Series Trust, Columbia Funds Variable Insurance Trust, Columbia Funds Variable Insurance Trust I and Wanger Advisors Trust funds under the variable universal life contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

The Corporate & Other segment consists of net investment income on corporate level assets, including excess capital held in the Company's subsidiaries and other unallocated equity and other revenues from various investments as well as unallocated corporate expenses. The Corporate & Other segment also includes revenues and expenses of consolidated investment entities.

The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany revenues and expenses, which are eliminated in consolidation.

The following is a summary of assets by segment:

	December 31,
	2010	2009

	(in millions)
Advice & Wealth Management	$11,410	$11,098
Asset Management	7,854	5,951
Annuities	84,836	77,037
Protection	18,571	16,758
Corporate & Other	8,521	2,926

Total assets	$131,192	$113,770

The following is a summary of segment operating results:

	Year Ended December 31, 2010
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Eliminations	Consolidated

	(in millions)
Revenue from external customers	$2,989	$2,294	$2,324	$2,013	$426	$—	$10,046
Intersegment revenue	888	75	176	43	—	(1,182)	—

Total revenues	3,877	2,369	2,500	2,056	426	(1,182)	10,046
Banking and deposit interest expense	67	1	—	1	3	(2)	70

Net revenues	3,810	2,368	2,500	2,055	423	(1,180)	9,976

Depreciation and amortization expense	95	105	(75)	189	23	—	337
All other expenses	3,414	1,945	1,927	1,462	477	(1,180)	8,045

Total expenses	3,509	2,050	1,852	1,651	500	(1,180)	8,382

Pretax income (loss)	$301	$318	$648	$404	$(77)	$—	1,594

Income tax provision							334

Net income							1,260
Less: Net income attributable to noncontrolling interests							163

Net income attributable to Ameriprise Financial							$1,097

	Year Ended December 31, 2009
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Eliminations	Consolidated

	(in millions)
Revenue from external customers	$2,512	$1,302	$2,165	$1,936	$31	$—	$7,946
Intersegment revenue	837	46	100	36	2	(1,021)	—

Total revenues	3,349	1,348	2,265	1,972	33	(1,021)	7,946
Banking and deposit interest expense	133	2	—	1	7	(2)	141

Net revenues	3,216	1,346	2,265	1,971	26	(1,019)	7,805

Depreciation and amortization expense	106	83	54	167	31	—	441
All other expenses	3,144	1,203	1,563	1,308	245	(1,019)	6,444

Total expenses	3,250	1,286	1,617	1,475	276	(1,019)	6,885

Pretax income (loss)	$(34)	$60	$648	$496	$(250)	$—	920

Income tax provision							183

Net income							737
Less: Net income attributable to noncontrolling interests							15

Net income attributable to Ameriprise Financial							$722

	Year Ended December 31, 2008
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Eliminations	Consolidated

	(in millions)
Revenue from external customers	$2,403	$1,321	$1,513	$1,912	$(52)	$—	$7,097
Intersegment revenue	885	25	105	43	7	(1,065)	—

Total revenues	3,288	1,346	1,618	1,955	(45)	(1,065)	7,097
Banking and deposit interest expense	178	6	—	1	3	(9)	179

Net revenues	3,110	1,340	1,618	1,954	(48)	(1,056)	6,918

Depreciation and amortization expense	88	92	705	340	31	—	1,256
All other expenses	3,171	1,169	1,200	1,262	339	(1,056)	6,085

Total expenses	3,259	1,261	1,905	1,602	370	(1,056)	7,341

Pretax income (loss)	$(149)	$79	$(287)	$352	$(418)	$—	(423)

Income tax benefit							(333)

Net loss							(90)
Less: Net loss attributable to noncontrolling interests							(54)

Net loss attributable to Ameriprise Financial							$(36)

27. Subsequent Event

Reference is made to the discussion in Note 23 regarding actions and claims against the Company and its affiliates relating to the sale of private placement interests in the Medical Capital and Provident Shale corporations. With respect to potential resolution of such actions and claims subsequent to year-end, the Company has recognized an additional provision of approximately $40 million in legal reserves, which is reflected in other liabilities on the Consolidated Balance Sheets and correspondingly charged to general and administrative expense on the Consolidated Statements of Operations.

28. Quarterly Financial Data (Unaudited)

	2010				2009
	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31

	(in millions, except per share data)
Net revenues	$2,678	$2,450	$2,577	$2,271	$2,269	$1,946	$1,874	$1,716
Pretax income	325	442	466	361	331	340	115	134
Net income	254	312	398	296	274	260	87	116
Net income attributable to Ameriprise Financial	$280	$344	$259	$214	$237	$260	$95	$130
Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic	$1.11	$1.35	$0.99	$0.82	$0.92	$1.00	$0.41	$0.58
Diluted	$1.08	$1.32	$0.98	$0.81	$0.90	$1.00	$0.41	$0.58
Weighted average common shares outstanding:
Basic	252.7	255.3	261.1	260.8	258.9	258.7	228.8	222.3
Diluted	258.9	259.9	265.3	265.0	263.3	260.7	230.0	223.5
Cash dividends paid per common share	$0.18	$0.18	$0.18	$0.17	$0.17	$0.17	$0.17	$0.17
Common share price:
High	$58.17	$48.80	$49.54	$45.88	$40.00	$37.36	$31.16	$25.61
Low	$47.03	$34.68	$35.85	$36.14	$34.14	$21.60	$19.76	$13.50

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2010.

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

The Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on management's assessment and those criteria, we believe that, as of December 31, 2010, the Company's internal control over financial reporting is effective.

Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an audit report appearing on the following page on the effectiveness of the Company's internal control over financial reporting as of December 31, 2010.

 Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Ameriprise Financial, Inc.

We have audited Ameriprise Financial, Inc.'s (the Company's) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Ameriprise Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Ameriprise Financial, Inc., and our report dated February 28, 2011, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
February 28, 2011

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

James M. Cracchiolo—Chairman and Chief Executive Officer

Mr. Cracchiolo (52) has been our Chairman and Chief Executive Officer since the Distribution in September 2005. Prior to that time, Mr. Cracchiolo was Chairman and Chief Executive Officer of AEFC since March 2001; President and Chief Executive Officer of AEFC since November 2000; and Group President, Global Financial Services of American Express since June 2000. He served as Chairman of American Express Bank Ltd. from September 2000 until April 2005 and served as President and Chief Executive Officer of Travel Related Services International from May 1998 through July 2003. He is also currently on the board of advisors of the March of Dimes and previously had served on the board of Tech Data Corporation.

Joseph E. Sweeney—President—Advice & Wealth Management, Products and Services

Mr. Sweeney (49) has been our President—Advice & Wealth Management, Products and Services since May 2009. Prior to that time, Mr. Sweeney served as President—Financial Planning, Products and Services. Prior to the Distribution, Mr. Sweeney served as Senior Vice President and General Manager of Banking, Brokerage and Managed Products of AEFC since April 2002. Prior thereto, he served as Senior Vice President and Head, Business Transformation, Global Financial Services of American Express from March 2001 until April 2002. Mr. Sweeney is currently on the board of directors of the Securities Industry and Financial Markets Association.

William F. Truscott—CEO—U.S. Asset Management and President, Annuities

Mr. Truscott (50) has been our CEO—U.S. Asset Management and President, Annuities since May 2010. Prior to that time, Mr. Truscott had served as our President—U.S. Asset Management, Annuities and Chief Investment Officer since February 2008 and as our President—U.S. Asset Management and Chief Investment Officer since September 2005. Prior to the Distribution, Mr. Truscott served as Senior Vice President and Chief Investment Officer of AEFC, a position he held since he joined the company in September 2001.

Walter S. Berman—Executive Vice President and Chief Financial Officer

Mr. Berman (68) has been our Executive Vice President and Chief Financial Officer since September 2005. Prior to the Distribution, Mr. Berman served as Executive Vice President and Chief Financial Officer of AEFC, a position he held since January 2003. From April 2001 to January 2004, Mr. Berman served as Corporate Treasurer of American Express.

Kelli A. Hunter—Executive Vice President of Human Resources

Ms. Hunter (49) has been our Executive Vice President of Human Resources since September 2005. Prior to the Distribution, Ms. Hunter served as Executive Vice President of Human Resources of AEFC since joining our company in June 2005. Prior to joining AEFC, Ms. Hunter was Senior Vice President—Global Human Capital for Crown Castle International Corporation in Houston, Texas. Prior to that, she held a variety of senior level positions in human resources for Software Spectrum, Inc., Mary Kay, Inc., as well as Morgan Stanley Inc. and Bankers Trust New York Corporation.

John C. Junek—Executive Vice President and General Counsel

Mr. Junek (61) has been our Executive Vice President and General Counsel since September 2005. Prior to the Distribution, Mr. Junek served as Senior Vice President and General Counsel of AEFC since June 2000.

Glen Salow—Executive Vice President—Service Delivery and Technology

Mr. Salow (54) has been our Executive Vice President—Service Delivery and Technology since September 2005. Prior to the Distribution, Mr. Salow was Executive Vice President of Technologies and Operations of AEFC since May 2005 and was Executive Vice President and Chief Information Officer of American Express from March 2000 to May 2005.

Kim M. Sharan—President—Financial Planning and Wealth Strategies, Chief Marketing Officer

Ms. Sharan (53) has been our President—Financial Planning and Wealth Strategies, Chief Marketing Officer since June 2009. Prior to that time, Ms. Sharan served as Executive Vice President and Chief Marketing Officer. Prior to the Distribution, Ms. Sharan served as Senior Vice President and Chief Marketing Officer of AEFC since July 2004. Prior thereto, she served as Senior Vice President and Head of Strategic Planning of the Global Financial Services Division of American Express from October 2002 until July 2004. Prior to joining American Express, Ms. Sharan was Managing Director at Merrill Lynch in Tokyo, Japan, from February 2000 until September 2002.

Deirdre Davey McGraw—Executive Vice President—Corporate Communications and Community Relations

Ms. Davey McGraw (40) has been our Executive Vice President—Corporate Communications and Community Relations since February 2010. Previously, Ms. Davey McGraw served as Senior Vice President—Corporate Communications and Community Relations since February 2007 and as Vice President—Corporate Communications since May 2006. Prior thereto, Ms. Davey McGraw served as Vice President—Business Planning and Communications for our Chairman's Office, and prior to the Distribution, she served as Vice President—Business Planning and Communications for the Group President, Global Financial Services at American Express.

John R. Woerner—President—Insurance and Chief Strategy Officer

Mr. Woerner (42) has been our President—Insurance and Chief Strategy Officer since February 2008. Prior to his current role, he was Senior Vice President—Strategy and Business Development since September 2005. Prior to the Distribution, Mr. Woerner served as Senior Vice President—Strategic Planning and Business Development of AEFC since March 2005. Prior to joining AEFC, Mr. Woerner was a Principal at McKinsey & Co., where he spent approximately ten years serving leading U.S. and European financial services firms, and co-led McKinsey's U.S. Asset Management Practice.

Donald E. Froude—President—The Personal Advisors Group

Mr. Froude (55) has been our President—The Personal Advisors Group since September 2008. Prior to joining us, Mr. Froude served as managing director and head of U.S. distribution for Legg Mason, Inc. since 2006. Prior to that, he served as President of Intermediary Distribution for Columbia Management, a division of Bank of America, from 2004 to 2006. Prior thereto, he was president and chief executive officer of Quick & Reilly.

David K. Stewart—Senior Vice President and Controller (Principal Accounting Officer)

Mr. Stewart (57) has been our Senior Vice President and Controller since September 2005. Prior to the Distribution, Mr. Stewart served as Vice President and Controller of AEFC and its subsidiaries since June 2002, when he joined American Express. Prior thereto, Mr. Stewart held various management and officer positions in accounting, financial reporting and treasury operations at Lutheran Brotherhood, now known as Thrivent Financial for Lutherans, where he was Vice President—Treasurer from 1997 until 2001.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

	(a)		(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)—shares

Plan category
Equity compensation plans approved by security holders	19,654,868	(1)	$36.23	11,304,723
Equity compensation plans not approved by security holders	7,467,974	(2)	31.87	6,688,972	(3)

Total	27,122,842		$35.96	17,993,695

(1)
Includes 1,319,771 share units subject to vesting per the terms of the applicable plan which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B.

(2)
Includes 6,288,578 share units subject to vesting per the terms of the applicable plans which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B. For additional information on the Company's equity compensation plans see Note 17—Share-Based Compensation to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The non-shareholder approved plans consist of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan and the Amended Franchise Advisor Deferred Equity Program.

(3)
Consists of 2,730,294 shares of common stock issuable under the terms of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, 2,734,692 shares of common stock issuable under the Ameriprise Advisor Group Deferred Compensation Plan, and 1,223,986 shares of common stock issuable under the Amended Franchise Advisor Deferred Equity Plan.

Information concerning the market for our common shares and our shareholders can be found in Part II, Item 5 of this Annual Report on Form 10-K. Price and dividend information concerning our common shares may be found in Note 27 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The information included under the caption "Ownership of Our Common Shares" in the Proxy Statement is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services.

The information set forth under the heading "Items to be Voted on by Shareholders—Item 4—Ratification of Audit Committee's Selection of Independent Registered Public Accountants for 2011—Independent Registered Public Accountant Fees"; "—Services to Associated Organizations"; and "—Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants," in the Proxy Statement is incorporated herein by reference.

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

AMERIPRISE FINANCIAL, INC. (Registrant)
Date: February 28, 2011	By	/s/ Walter S. Berman Walter S. Berman Executive Vice President and Chief Financial Officer

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

Date: February 28, 2011	By	/s/ James M. Cracchiolo James M. Cracchiolo Chairman and Chief Executive Officer (Principal Executive Officer and Director)
Date: February 28, 2011	By	/s/ Walter S. Berman Walter S. Berman Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 28, 2011	By	/s/ David K. Stewart David K. Stewart Senior Vice President and Controller (Principal Accounting Officer)
Date: February 28, 2011	By	/s/ Warren D. Knowlton Warren D. Knowlton Director
Date: February 28, 2011	By	/s/ W. Walker Lewis W. Walker Lewis Director

Date: February 28, 2011	By	/s/ Siri S. Marshall Siri S. Marshall Director
Date: February 28, 2011	By	/s/ Jeffrey Noddle Jeffrey Noddle Director
Date: February 28, 2011	By	/s/ H. Jay Sarles H. Jay Sarles Director
Date: February 28, 2011	By	/s/ Robert F. Sharpe, Jr. Robert F. Sharpe, Jr. Director
Date: February 28, 2011	By	/s/ William H. Turner William H. Turner Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ameriprise Financial, Inc.

We have audited the consolidated financial statements of Ameriprise Financial, Inc. as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and have issued our report thereon dated February 28, 2011 (included elsewhere in this Registration Statement). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Minneapolis, Minnesota
February 28, 2011

Schedule I—Condensed Financial Information of Registrant

(Parent Company Only)

Schedule I—Condensed Financial Information of Registrant
Condensed Statements of Operations

(Parent Company Only)

	Years Ended December 31,
	2010	2009	2008

	(in millions)
Revenues
Management and financial advice fees	$129	$53	$70
Distribution fees	11	—	—
Net investment income	17	22	43
Other revenues	29	68	62

Total revenues	186	143	175
Banking and deposit interest expense	1	1	2

Total net revenues	185	142	173

Expenses
Distribution expenses	$(9)	$—	$—
Interest and debt expense	107	127	108
General and administrative expense	288	271	323

Total expenses	386	398	431

Pretax loss before equity in earnings of subsidiaries	(201)	(256)	(258)
Income tax benefit	(120)	(114)	(154)

Loss before equity in earnings of subsidiaries	(81)	(142)	(104)
Equity in earnings of subsidiaries	1,178	864	68

Net income (loss)	$1,097	$722	$(36)

See Notes to Condensed Financial Information of Registrant.

Schedule I—Condensed Financial Information of Registrant
Condensed Balance Sheets

(Parent Company Only)

	December 31,
	2010	2009

	(in millions, except share data)
Assets
Cash and cash equivalents	$1,316	$938
Investments	49	77
Receivables	50	24
Due from subsidiaries	530	798
Land, buildings, equipment, and software, net of accumulated depreciation of $676 and $650, respectively	272	317
Investments in subsidiaries	9,913	9,259
Other assets	1,159	248

Total assets	$13,289	$11,661

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued expenses	$178	$156
Due to subsidiaries	211	44
Debt	2,311	1,862
Other liabilities	422	330

Total liabilities	3,122	2,392

Shareholders' Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 301,366,044 and 295,839,581, respectively)	3	3
Additional paid-in capital	6,029	5,748
Retained earnings	6,190	5,276
Treasury shares, at cost (54,668,152 and 40,744,090 shares, respectively)	(2,620)	(2,023)
Accumulated other comprehensive income, net of tax, including amounts applicable to equity investments in subsidiaries	565	265

Total shareholders' equity	10,167	9,269

Total liabilities and shareholders' equity	$13,289	$11,661

See Notes to Condensed Financial Information of Registrant.

Schedule I—Condensed Financial Information of Registrant
Condensed Statements of Cash Flows

(Parent Company Only)

	Year Ended December 31,
	2010	2009	2008

	(in millions)
Cash Flows from Operating Activities
Net income (loss)	$1,097	$722	$(36)
Equity in earnings of subsidiaries	(1,178)	(864)	(68)
Dividends received from subsidiaries	796	204	1,139
Other operating activities, primarily with subsidiaries	921	(90)	382

Net cash provided by (used in) operating activities	1,636	(28)	1,417

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	31	29	—
Maturities, sinking fund payments and calls	151	86	161
Purchases	(151)	(139)	(161)
Proceeds from sales of other investments	—	—	9
Purchase of other investments	(32)	—	(103)
Purchase of land, buildings, equipment and software	(32)	(29)	(24)
Contributions to subsidiaries	(73)	(233)	(638)
Return of capital from subsidiaries	116	60	—
Acquisitions, net of cash received	(866)	—	(316)
Repayment of loans to subsidiaries	1,282	1,400	2,076
Issuance of loans to subsidiaries	(1,463)	(1,599)	(2,262)
Other, net	34	8	41

Net cash used in investing activities	(1,003)	(417)	(1,217)

Cash Flows from Financing Activities
Repayments of debt	$(354)	$(550)	$(24)
Dividends paid to shareholders	(183)	(164)	(143)
Repurchase of common shares	(582)	(11)	(638)
Proceeds from issuance of common stock	—	869	—
Issuances of debt, net of issuance costs	744	491	—
Exercise of stock options	113	6	9
Excess tax benefits from share-based compensation	9	12	29
Other, net	(2)	(4)	(1)

Net cash provided by (used in) financing activities	(255)	649	(768)

Net increase (decrease) in cash and cash equivalents	378	204	(568)
Cash and cash equivalents at beginning of year	938	734	1,302

Cash and cash equivalents at end of year	$1,316	$938	$734

Supplemental Disclosures:
Interest paid on debt	$140	$122	$120
Income taxes paid (received), net	2	4	(21)
Non-cash capital transactions to subsidiaries	14	331	211

See Notes to Condensed Financial Information of Registrant.

Schedule I—Condensed Financial Information of Registrant
Notes to Condensed Financial Information of Registrant

(Parent Company Only)

1. Basis of Presentation

The accompanying Condensed Financial Statements include the accounts of Ameriprise Financial, Inc. (the "Registrant," "Ameriprise Financial" or "Parent Company") and, on an equity basis, its subsidiaries and affiliates. The appropriated retained earnings of consolidated investment entities are not included on the Parent Company Only Condensed Financial Statements. The financial statements have been prepared in accordance with U.S. GAAP and all adjustments made were of a normal, recurring nature. Certain prior year amounts have been reclassified to conform to the current year's presentation. The financial information of the Parent Company should be read in conjunction with the Consolidated Financial Statements and Notes of Ameriprise Financial. Parent Company revenues and expenses, other than compensation and benefits and debt and interest expense, are primarily related to intercompany transactions with subsidiaries and affiliates.

The change in the fair value of certain derivative instruments is reflected on the Parent Company Only Condensed Statements of Operations. For certain of these derivatives, the change in the hedged item is not reflected on the Parent Company Only Condensed Statements of Operations. The change in fair value of derivatives used to hedge certain asset-based distribution fees is included in distribution fees, while the underlying distribution fee revenue is not. The change in fair value of derivatives used to economically hedge exposure to equity price risk of Ameriprise Financial, Inc. common stock granted as part of the Ameriprise Financial Franchise Advisor Deferred Equity Plan is included in distribution expenses, while the underlying distribution expenses are not.

2. Debt

All of the debt of Ameriprise Financial are borrowings of the Parent Company, except as indicated below.

•
At December 31, 2010 and 2009, consolidated investment entities held debt of $5.5 billion and $381 million, respectively. The borrowings due 2012 through 2021 are non-recourse debt related to certain consolidated property funds and collateralized debt obligations.

•
At both December 31, 2010 and 2009, the debt of Ameriprise Financial included $6 million of municipal bond inverse floater certificates that are non-recourse debt obligations supported by a $10 million portfolio of municipal bonds.

•
At December 31, 2010, the debt of Ameriprise Financial included $397 million of repurchase agreements, which are accounted for as secured borrowings.

3. Guarantees, Commitments and Contingencies

The Parent Company is the guarantor for an operating lease of IDS Property Casualty Insurance Company.

All consolidated legal, regulatory and arbitration proceedings, including class actions of Ameriprise Financial, Inc. and its consolidated subsidiaries are potential or current obligations of the Parent Company.

The Parent Company and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which the Parent Company agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements, up to a maximum commitment of $115 million. For the years ended December 31, 2010 and 2009, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.

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

The following exhibits are filed as part of this Annual Report on Form 10-K. The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.2 through 10.22 are management contracts or compensatory plans or arrangements.

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
10.1	Tax Allocation Agreement by and between American Express and Ameriprise Financial, Inc., dated as of September 30, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.2	Ameriprise Financial 2005 Incentive Compensation Plan, as amended and restated effective April 28, 2010 (incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Shareholders held on April 28, 2010, File No. 001-32525, filed on March 19, 2010).
10.3	Ameriprise Financial Deferred Compensation Plan, as amended and restated effective April 1, 2010 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, File No. 1-32525, filed on May 4, 2010).
10.4	Ameriprise Financial Supplemental Retirement Plan, as amended and restated effective April 1, 2010 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, File No. 1-32525, filed on May 4, 2010).
10.5	Form of Ameriprise Financial 2005 Incentive Compensation Plan Master Agreement for Substitution Awards (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005).
10.6	Ameriprise Financial Form of Award Certificate—Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.7	Ameriprise Financial Form of Award Certificate—Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.8	Ameriprise Financial Form of Award Certificate—Restricted Stock Unit Award (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

Exhibit	Description

10.9	Ameriprise Financial Form of Agreement—Cash Incentive Award (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.10	Ameriprise Financial Long-Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K, File No. 1-32525, filed on March 2, 2009).
10.11*	Ameriprise Financial Performance Cash Unit Plan Supplement to the Long-Term Incentive Award Program Guide.
10.12*	Ameriprise Financial Form of Award Certificate—Performance Cash Unit Plan Award.
10.13*	Ameriprise Financial Performance Share Unit Plan Supplement to the Long-Term Incentive Award Program Guide.
10.14*	Ameriprise Financial Form of Award Certificate—Performance Share Unit Plan Award.
10.15	Ameriprise Financial Deferred Share Plan for Outside Directors, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K, File No. 1-32525, filed on March 2, 2009).
10.16	CEO Security and Compensation Arrangements (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on October 31, 2005).
10.17	Ameriprise Financial Senior Executive Severance Plan, as amended and restated effective December 10, 2009 (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 24, 2010).
10.18	Restricted Stock Awards in lieu of Key Executive Life Insurance Program (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on November 18, 2005).
10.19	Ameriprise Financial Annual Incentive Award Plan, adopted effective as of September 30, 2005 (incorporated by reference to Exhibit 10.28 of the Annual Report on Form 10-K, File No. 1-32525. filed on March 8, 2006).
10.20	Form of Indemnification Agreement for directors, Chief Executive Officer, Chief Financial Officer, General Counsel and Principal Accounting Officer and any other officers designated by the Chief Executive Officer (incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K, File No. 1-32525, filed on March 8, 2006).
10.21	Ameriprise Financial 2008 Employment Incentive Equity Award Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, File No. 333-156075, filed on December 11, 2008).
10.22	Ameriprise Advisor Group Deferred Compensation Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 24, 2010).
10.23	Credit Agreement, dated as of September 30, 2010, among Ameriprise Financial, Inc., the lenders listed therein, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Credit Suisse AG, Cayman Islands Branch, HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on October 1, 2010).
10.24	Capital Support Agreement by and between Ameriprise Financial, Inc. and Ameriprise Certificate Company, dated as of March 2, 2009 (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K, File No. 1-32525, filed on March 2, 2009).
12*	Ratio of Earnings to Fixed Charges.
13*	Portions of the Ameriprise Financial, Inc. 2010 Annual Report to Shareholders, which, except for those sections incorporated herein by reference, are furnished solely for the information of the SEC and are not to be deemed "filed."
21*	Subsidiaries of Ameriprise Financial, Inc.
23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Powers of attorney (included on Signature Page).
31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description

101*	The following materials from Ameriprise Financial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL: (i) Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008; (ii) Consolidated Balance Sheets at December 31, 2010 and 2009; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Equity for the years ended December 31, 2010, 2009 and 2008; and (v) Notes to the Consolidated Financial Statements.