Form 10-Q
period 2011-03-31
AMERIPRISE FINANCIAL INC
filed 2011-05-02
CIK 820027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2011
Common Stock (par value $.01 per share)	242,284,677 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues
Management and financial advice fees	$1,184	$774
Distribution fees	467	391
Net investment income	515	590
Premiums	292	282
Other revenues	209	255
Total revenues	2,667	2,292
Banking and deposit interest expense	13	21
Total net revenues	2,654	2,271

Expenses
Distribution expenses	716	525
Interest credited to fixed accounts	207	228
Benefits, claims, losses and settlement expenses	384	354
Amortization of deferred acquisition costs	116	118
Interest and debt expense	75	64
General and administrative expense	885	621
Total expenses	2,383	1,910
Pretax income	271	361
Income tax provision	48	65
Net income	223	296
Less: Net income (loss) attributable to noncontrolling interests	(18)	82
Net income attributable to Ameriprise Financial	$241	$214

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic	$0.96	$0.82
Diluted	0.94	0.81

Weighted average common shares outstanding
Basic	251.6	260.8
Diluted	257.7	265.0

Cash dividends paid per common share	$0.18	$0.17
Supplemental Disclosures:
Net investment income:
Net investment income before impairment losses on securities	$517	$620
Total other-than-temporary impairment losses on securities	—	(32)
Portion of loss recognized in other comprehensive income	(2)	2
Net impairment losses recognized in net investment income	(2)	(30)
Net investment income	$515	$590

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Cash and cash equivalents	$2,460	$2,861
Investments	37,457	37,053
Separate account assets	70,260	68,330
Receivables	5,505	5,037
Deferred acquisition costs	4,638	4,619
Restricted and segregated cash	1,472	1,516
Other assets	4,767	4,905
Total assets before consolidated investment entities	126,559	124,321
Consolidated Investment Entities:
Cash	906	472
Investments, at fair value	5,363	5,444
Receivables (includes $60 and $33, respectively, at fair value)	84	60
Other assets, at fair value	920	895
Total assets of consolidated investment entities	7,273	6,871
Total assets	$133,832	$131,192

Liabilities and Equity
Liabilities:
Future policy benefits and claims	$29,817	$30,208
Separate account liabilities	70,260	68,330
Customer deposits	8,911	8,779
Short-term borrowings	497	397
Long-term debt	2,298	2,317
Accounts payable and accrued expenses	885	1,137
Other liabilities	3,882	3,015
Total liabilities before consolidated investment entities	116,550	114,183
Consolidated Investment Entities:
Debt (includes $5,333 and $5,171, respectively, at fair value)	5,712	5,535
Accounts payable and accrued expenses	22	22
Other liabilities (includes $346 and $154, respectively, at fair value)	359	167
Total liabilities of consolidated investment entities	6,093	5,724
Total liabilities	122,643	119,907

Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 302,773,507 and 301,366,044, respectively)	3	3
Additional paid-in capital	6,043	6,029
Retained earnings	6,385	6,190
Appropriated retained earnings of consolidated investment entities	530	558
Treasury shares, at cost (59,865,027 and 54,668,152 shares, respectively)	(2,952)	(2,620)
Accumulated other comprehensive income, net of tax	542	565
Total Ameriprise Financial, Inc. shareholders’ equity	10,551	10,725
Noncontrolling interests	638	560
Total equity	11,189	11,285
Total liabilities and equity	$133,832	$131,192

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$223	$296
Adjustments to reconcile net income to net cash provided by operating activities:
Capitalization of deferred acquisition and sales inducement costs	(126)	(119)
Amortization of deferred acquisition and sales inducement costs	129	130
Depreciation, amortization and accretion, net	30	22
Deferred income tax expense (benefit)	(19)	437
Share-based compensation	42	39
Net realized investment gains	(1)	(32)
Other-than-temporary impairments and provision for loan losses	3	34
Net loss (income) attributable to noncontrolling interests	18	(82)
Changes in operating assets and liabilities before consolidated investment entities:
Restricted and segregated cash	6	(59)
Trading securities and equity method investments, net	(3)	5
Future policy benefits and claims, net	57	8
Receivables	(348)	(267)
Brokerage deposits	12	8
Accounts payable and accrued expenses	(256)	(161)
Derivatives collateral, net	9	(79)
Other, net	639	(5)
Changes in operating assets and liabilities of consolidated investment entities, net	(400)	(56)
Net cash provided by operating activities	15	119

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	538	825
Maturities, sinking fund payments and calls	1,516	1,842
Purchases	(2,379)	(1,809)
Proceeds from sales, maturities and repayments of commercial mortgage loans	54	62
Funding of commercial mortgage loans	(26)	(49)
Proceeds from sales of other investments	50	36
Purchase of other investments	(80)	(9)
Purchase of investments by consolidated investment entities	(629)	(405)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	1,017	454
Return of capital in investments of consolidated investment entities	4	1
Purchase of land, buildings, equipment and software	(47)	(21)
Change in policy and certificate loans, net	2	—
Change in consumer banking loans and credit card receivables, net	(91)	(75)
Other, net	(2)	(1)
Net cash provided by (used in) investing activities	(73)	851

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(in millions)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	$294	$294
Maturities, withdrawals and cash surrenders	(431)	(607)
Change in other banking deposits	244	384
Policyholder and contractholder account values:
Consideration received	291	430
Net transfers to separate accounts	(46)	(39)
Surrenders and other benefits	(371)	(358)
Deferred premium options, net	(58)	(36)
Issuance of debt, net of issuance costs	—	744
Repayments of debt	(6)	—
Change in short-term borrowings, net	100	—
Dividends paid to shareholders	(46)	(45)
Repurchase of common shares	(393)	(15)
Exercise of stock options	39	32
Excess tax benefits from share-based compensation	14	1
Borrowings by consolidated investment entities	15	—
Repayments of debt by consolidated investment entities	(32)	(1)
Noncontrolling interests investments in subsidiaries	64	1
Distributions to noncontrolling interests	(27)	(23)
Other, net	2	(3)
Net cash provided by (used in) financing activities	(347)	759

Effect of exchange rate changes on cash	4	(10)
Net increase (decrease) in cash and cash equivalents	(401)	1,719
Cash and cash equivalents at beginning of period	2,861	3,097
Cash and cash equivalents at end of period	$2,460	$4,816

Supplemental Disclosures:
Interest paid on debt before consolidated investment entities	$24	$4
Income taxes paid, net	10	154
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	—	12

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in millions, except share data)

	Ameriprise Financial, Inc.
					Appropriated
					Retained
					Earnings of		Accumulated
	Number of		Additional		Consolidated		Other	Non-
	Outstanding	Common	Paid-In	Retained	Investment	Treasury	Comprehensive	controlling
	Shares	Shares	Capital	Earnings	Entities	Shares	Income	Interests	Total
Balances at January 1, 2010	255,095,491	$3	$5,748	$5,282	$—	$(2,023)	$263	$603	$9,876
Change in accounting principle	—	—	—	—	473	—	—	—	473
Comprehensive income:
Net income	—	—	—	214	—	—	—	82	296
Net income reclassified to appropriated retained earnings	—	—	—	—	35	—	—	(35)	—
Other comprehensive income, net of tax:
Change in net unrealized securities gains	—	—	—	—	—	—	164	—	164
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	(24)	—	(24)
Change in net unrealized derivatives losses	—	—	—	—	—	—	(7)	—	(7)
Foreign currency translation adjustment	—	—	—	—	—	—	(31)	(36)	(67)
Total comprehensive income									362
Dividends paid to shareholders	—	—	—	(45)	—	—	—	—	(45)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(23)	(23)
Repurchase of common shares	(429,318)	—	—	—	—	(15)	—	—	(15)
Share-based compensation plans	2,739,315	—	71	—	—	—	—	—	71
Balances at March 31, 2010	257,405,488	$3	$5,819	$5,451	$508	$(2,038)	$365	$592	$10,700

Balances at January 1, 2011	246,697,892	$3	$6,029	$6,190	$558	$(2,620)	$565	$560	$11,285
Comprehensive income:
Net income (loss)	—	—	—	241	—	—	—	(18)	223
Net loss reclassified to appropriated retained earnings	—	—	—	—	(28)	—	—	28	—
Other comprehensive loss, net of tax:
Change in net unrealized securities gains	—	—	—	—	—	—	(50)	—	(50)
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	16	—	16
Change in net unrealized derivatives gains	—	—	—	—	—	—	(3)	—	(3)
Foreign currency translation adjustment	—	—	—	—	—	—	14	14	28
Total comprehensive income									214
Dividends paid to shareholders	—	—	—	(46)	—	—	—	—	(46)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	64	64
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(27)	(27)
Repurchase of common shares	(6,863,309)	—	—	—	—	(413)	—	—	(413)
Share-based compensation plans	3,073,897	—	14	—	—	81	—	17	112
Balances at March 31, 2011	242,908,480	$3	$6,043	$6,385	$530	$(2,952)	$542	$638	$11,189

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

Ameriprise Financial, Inc. is a holding company, which primarily conducts business through its subsidiaries to provide financial planning, products and services that are designed to be utilized as solutions for clients’ cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs. The foreign operations of Ameriprise Financial, Inc. are conducted primarily through its subsidiary, Threadneedle Asset Management Holdings Sàrl (“Threadneedle”).

The accompanying Consolidated Financial Statements include the accounts of Ameriprise Financial, Inc., companies in which it directly or indirectly has a controlling financial interest and variable interest entities (“VIEs”) in which it is the primary beneficiary (collectively, the “Company”). The income or loss generated by consolidated entities which will not be realized by the Company’s shareholders is attributed to noncontrolling interests in the Consolidated Statements of Operations. Noncontrolling interests are the ownership interests in subsidiaries not attributable, directly or indirectly, to Ameriprise Financial, Inc. and are classified as equity within the Consolidated Balance Sheets. The Company excluding noncontrolling interests is defined as Ameriprise Financial. All material intercompany transactions and balances have been eliminated in consolidation. See Note 3 for additional information related to VIEs.

The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature.

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications of prior period amounts have been made to conform to the current presentation. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011.

The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued.

2.  Recent Accounting Pronouncements

Adoption of New Accounting Standards

How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments

In April 2010, the Financial Accounting Standards Board (“FASB”) updated the accounting standards regarding investment funds determined to be VIEs. Under this standard an insurance enterprise would not be required to consolidate a voting-interest investment fund when it holds the majority of the voting interests of the fund through its separate accounts. In addition, the enterprise would not consider the interests held through separate accounts in evaluating its economic interests in a VIE, unless the separate account contract holder is a related party. The standard is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2010. The adoption of the standard did not have any effect on the Company’s consolidated results of operations and financial condition.

Fair Value

In January 2010, the FASB updated the accounting standards related to disclosures on fair value measurements. The standard expands the current disclosure requirements to include additional detail about significant transfers between Levels 1 and 2 within the fair value hierarchy and presents activity in the rollforward of Level 3 activity on a gross basis. The standard also clarifies existing disclosure requirements related to the level of disaggregation to be used for assets and liabilities as well as disclosures on the inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the Level 3 rollforward, which are effective for interim and annual periods beginning after December 15, 2010. The Company adopted the standard in the first quarter of 2010, except for the additional disclosures related to the Level 3 rollforward, which the Company adopted in the first quarter of 2011. The adoption did not have any effect on the Company’s consolidated results of operations and financial condition. See Note 3 and Note 11 for the required disclosures.

Consolidation of Variable Interest Entities

In June 2009, the FASB updated the accounting standards related to the consolidation of VIEs. The standard amends the guidance on the determination of the primary beneficiary of a VIE from a quantitative model to a qualitative model and requires additional disclosures about an enterprise’s involvement in VIEs. Under the new qualitative model, the primary

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

beneficiary must have both the power to direct the activities of the VIE and the obligation to absorb losses or the right to receive gains that could be potentially significant to the VIE. In February 2010, the FASB amended this guidance to defer application of the consolidation requirements for certain investment funds. The standards are effective for interim and annual reporting periods beginning after November 15, 2009. The Company adopted the standards effective January 1, 2010 and as a result consolidated certain consolidated debt obligations (“CDOs”). At adoption, the Company recorded a $5.5 billion increase to assets and a $5.1 billion increase to liabilities. The difference between the fair value of the assets and liabilities of the CDOs was recorded as a cumulative effect increase of $473 million to appropriated retained earnings of consolidated investment entities. Such amounts are recorded as appropriated retained earnings as the CDO note holders, not Ameriprise Financial, ultimately will receive the benefits or absorb the losses associated with the assets and liabilities of the CDOs. Subsequent to the adoption, the net change in fair value of the assets and liabilities of the CDOs will be recorded as net income attributable to noncontrolling interests and as an adjustment to appropriated retained earnings of consolidated investment entities. See Note 3 for additional information related to the application of the amended VIE consolidation model and the required disclosures.

Future Adoption of New Accounting Standards

Receivables

In April 2011, the FASB updated the accounting standards for troubled debt restructurings. The new standard includes indicators that a lender should consider in determining whether a borrower is experiencing financial difficulties and provides clarification for determining whether the lender has granted a concession to the borrower. The standard sets the effective dates for troubled debt restructuring disclosures required by recent guidance on credit quality disclosures. The standard is effective for interim and annual periods beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption. For purposes of measuring impairments of receivables that are considered impaired as a result of applying the new guidance, the standard should be applied prospectively for the interim or annual period beginning on or after June 15, 2011. The adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB updated the accounting standards for deferred acquisition costs (“DAC”). Under this new standard, only the following costs incurred in the acquisition of new and renewal insurance contracts would be capitalizable as DAC: (i) incremental direct costs of a successful contract acquisition, (ii) portions of employees’ salaries and benefits directly related to time spent performing specified acquisition activities (that is, underwriting, policy issuance and processing, medical and inspection, and sales force contract selling) for a contract that has actually been acquired, (iii) other costs related to the specified acquisition activities that would not have been incurred had the acquisition contract not occurred, and (iv) advertising costs that meet the capitalization criteria in other GAAP guidance for certain direct-response marketing. All other costs are to be expensed as incurred. The standard is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted if it is at the beginning of an entity’s annual reporting period. The standard is to be applied prospectively; however, retrospective application to all prior periods presented is permitted but not required. The Company will adopt the standard on January 1, 2012. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

In addition, the Company may invest in structured investments including VIEs for which it is not the sponsor. These structured investments typically invest in fixed income instruments and are managed by third parties and include asset backed securities, commercial mortgage backed securities, and residential mortgage backed securities. The Company includes these investments in Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to its relative size, position in the capital structure of these entities, and the Company’s lack of power over the structures. The Company’s maximum exposure to loss as a result of its investment in structured investments that it does not consolidate is limited to its carrying value. The Company has no obligation to provide further financial or other support to these structured investments nor has the Company provided any support to these structured investments. See Note 4 for additional information about these structured investments.

The following tables reflect the impact of consolidated investment entities on the Consolidated Balance Sheets and the Consolidated Statements of Operations:

	March 31, 2011
	Before	Consolidated
	Consolidation	Investment Entities	Eliminations	Total
	(in millions)
Total assets	$126,617	$7,273	$(58)	$133,832

Total liabilities	$116,550	$6,093	$—	$122,643
Total Ameriprise Financial shareholders’ equity	10,050	559	(58)	10,551
Noncontrolling interests equity	17	621	—	638
Total liabilities and equity	$126,617	$7,273	$(58)	$133,832

	December 31, 2010
	Before	Consolidated
	Consolidation	Investment Entities	Eliminations	Total
	(in millions)
Total assets	$124,379	$6,871	$(58)	$131,192

Total liabilities	$114,183	$5,724	$—	$119,907
Total Ameriprise Financial shareholders’ equity	10,196	587	(58)	10,725
Noncontrolling interests equity	—	560	—	560
Total liabilities and equity	$124,379	$6,871	$(58)	$131,192

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended March 31, 2011
	Before	Consolidated
	Consolidation	Investment Entities	Eliminations	Total
	(in millions)
Total net revenues	$2,617	$47	$(10)	$2,654
Total expenses	2,328	65	(10)	2,383
Pretax income (loss)	289	(18)	—	271
Income tax provision	48	—	—	48
Net income (loss)	241	(18)	—	223
Net loss attributable to noncontrolling interests	—	(18)	—	(18)
Net income attributable to Ameriprise Financial	$241	$—	$—	$241

	Three Months Ended March 31, 2010
	Before	Consolidated
	Consolidation	Investment Entities	Eliminations	Total
	(in millions)
Total net revenues	$2,144	$136	$(9)	$2,271
Total expenses	1,865	54	(9)	1,910
Pretax income	279	82	—	361
Income tax provision	65	—	—	65
Net income	214	82	—	296
Net income attributable to noncontrolling interests	—	82	—	82
Net income attributable to Ameriprise Financial	$214	$—	$—	$214

The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Corporate debt securities	$—	$373	$6	$379
Common stocks	33	78	26	137
Other structured investments	—	66	—	66
Syndicated loans	—	4,565	216	4,781
Total investments	33	5,082	248	5,363
Receivables	—	60	—	60
Other assets	—	—	920	920
Total assets at fair value	$33	$5,142	$1,168	$6,343
Liabilities
Debt	$—	$—	$5,333	$5,333
Other liabilities	—	346	—	346
Total liabilities at fair value	$—	$346	$5,333	$5,679

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Corporate debt securities	$—	$418	$6	$424
Common stocks	26	53	11	90
Other structured investments	—	39	22	61
Syndicated loans	—	4,867	—	4,867
Trading securities	—	2	—	2
Total investments	26	5,379	39	5,444
Receivables	—	33	—	33
Other assets	—	8	887	895
Total assets at fair value	$26	$5,420	$926	$6,372
Liabilities
Debt	$—	$—	$5,171	$5,171
Other liabilities	—	154	—	154
Total liabilities at fair value	$—	$154	$5,171	$5,325

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Corporate				Other
	Debt		Common		Structured		Syndicated		Other
	Securities		Stocks		Investments		Loans		Assets		Debt
	(in millions)
Balance, January 1, 2011	$6		$11		$22		$—		$887		$(5,171)
Total gains (losses) included in:
Net income	—		5	(1)	—		4	(1)	4	(2)	(184	)(1)
Other comprehensive income	—		—		—		—		24		—
Purchases	—		—		—		26		12		—
Sales	(1)		—		—		(2)		(15)		—
Issuances	—		—		—		—		—		(10)
Settlements	—		—		—		(3)		1		32
Transfers in to (out of) of Level 3	1	(3)	10	(4)	(22	)(5)	191	(3)	7	(3)	—
Balance, March 31, 2011	$6		$26		$—		$216		$920		$(5,333)
Changes in unrealized gains (losses) included in income relating to assets held at March 31, 2011	$—		$5	(1)	$—		$4	(1)	$13	(6)	$(184	)(1)

(1)	Included in net investment income in the Consolidated Statements of Operations.
(2)	Represents a $3 million gain included in other revenues and a $1 million gain included in net investment income in the Consolidated Statements of Operations.
(3)	Represents securities that were transferred to Level 3 as the fair value of these securities is now based on a single broker quote.
(4)

Represents securities with a fair value of $1 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service with observable inputs and securities with a fair value of $11 million that were transferred to Level 3 as the fair value of the securities is now based on a single broker quote.

(5)	Represents securities that were transferred to Level 2 as the fair value of these securities is now obtained from a nationally-recognized pricing service with observable inputs.
(6)	Represents a $12 million gain included in other revenues and a $1 million gain included in net investment income in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Corporate	Other
	Debt	Structured		Other
	Securities	Investments		Assets		Debt
	(in millions)
Balance, January 1, 2010	$—	$—		$831		$—
Cumulative effect of accounting change	15	5		—		(4,962)
Total gains (losses) included in:
Net income	—	2	(1)	37	(2)	(183	)(1)
Other comprehensive income	—	—		(50)		—
Purchases, sales, issuances and settlements, net	—	(1)		52		1
Balance, March 31, 2010	$15	$6		$870		$(5,144)

Changes in unrealized gains (losses) including in income relating to assets held at March 31, 2010	$—	$2	(1)	$37	(2)	$(183	)(1)

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

For receivables, other assets and other liabilities of the consolidated CDOs, the carrying value approximates fair value as the nature of these assets and liabilities has historically been short term and the receivables have been collectible. The fair value of these assets and liabilities is classified as Level 2. Other liabilities consist primarily of securities purchased not yet settled held by consolidated CDOs. The fair value of syndicated loans obtained from nationally-recognized pricing services is classified as Level 2. The fair value of syndicated loans obtained from a single broker quote is classified as Level 3. Other assets consist primarily of properties held in consolidated pooled investment vehicles managed by Threadneedle. The fair value of these properties is determined using discounted cash flows and market comparables. Inputs into the valuation of these properties include: rental cash flows, current occupancy, historical vacancy rates, tenant history and assumptions regarding how quickly the property can be occupied and at what rental rates. Given the significance of the unobservable inputs to these measurements, these assets are classified as Level 3. The fair value of the CDO’s debt is valued using a discounted cash flow methodology. Inputs used to determine the expected cash flows include assumptions about default and recovery rates of the CDO’s underlying assets. Given the significance of the unobservable inputs to this fair value measurement, the CDO debt is classified as Level 3. See Note 11 for a description of the Company’s determination of the fair value of investments.

The following table presents the fair value and unpaid principal balance of assets and liabilities carried at fair value under the fair value option:

	March 31, 2011	December 31, 2010
	(in millions)
Syndicated loans
Unpaid principal balance	$4,894	$5,107
Excess estimated unpaid principal over fair value	(113)	(240)
Fair value	$4,781	$4,867

Fair value of loans more than 90 days past due	$40	$71
Fair value of loans in non-accrual status	40	71
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in non-accrual status or both	31	62
Debt
Unpaid principal balance	$5,871	$5,893
Excess estimated unpaid principal over fair value	(538)	(722)
Fair value	$5,333	$5,171

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

Total net gains and (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(33) million and $28 million for the three months ended March 31, 2011 and 2010, respectively. The majority of the syndicated loans and debt have floating rates; as such, changes in their fair values are primarily attributable to changes in credit spreads.

Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Stated Interest Rate
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(in millions)
Debt of consolidated CDOs due 2012-2021	$5,333	$5,171	1.0%	1.0%
Floating rate revolving credit borrowings due 2014	196	191	5.9	5.9
Floating rate revolving credit borrowings due 2014	142	138	5.1	5.1
Floating rate revolving credit borrowings due 2015	29	28	5.0	5.0
Floating rate revolving credit borrowings due 2015	12	7	3.8	6.0
Total	$5,712	$5,535

The debt of the consolidated CDOs has both fixed and floating interest rates. The stated interest rate of the debt of consolidated CDOs is a weighted average rate based on the principal and stated interest rate according to the terms of each CDO structure, which range from 0% to 14.1%. The carrying value of the debt of the consolidated CDOs represents the fair value of the aggregate debt as of March 31, 2011 and December 31, 2010. The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt of certain consolidated pooled investment vehicles managed by Threadneedle. The fair value of this debt was $379 million and $364 million as of March 31, 2011 and December 31, 2010, respectively.

4.  Investments

The following is a summary of Ameriprise Financial investments:

	March 31, 2011	December 31, 2010
	(in millions)
Available-for-Sale securities, at fair value	$33,030	$32,619
Commercial mortgage loans, net	2,546	2,577
Trading securities	578	565
Policy loans	731	733
Other investments	572	559
Total	$37,457	$37,053

Available-for-Sale securities distributed by type were as follows:

	March 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI (1)
	(in millions)
Corporate debt securities	$15,574	$1,156	$(54)	$16,676	$—
Residential mortgage backed securities	7,519	333	(290)	7,562	(93)
Commercial mortgage backed securities	4,436	274	(8)	4,702	—
Asset backed securities	1,973	74	(32)	2,015	(15)
State and municipal obligations	1,924	23	(111)	1,836	—
U.S. government and agencies obligations	86	7	—	93	—
Foreign government bonds and obligations	93	15	—	108	—
Common and preferred stocks	6	4	—	10	—
Other debt obligations	28	—	—	28	—
Total	$31,639	$1,886	$(495)	$33,030	$(108)

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,433	$1,231	$(58)	$16,606	$—
Residential mortgage backed securities	7,213	368	(323)	7,258	(117)
Commercial mortgage backed securities	4,583	293	(8)	4,868	—
Asset backed securities	1,982	78	(40)	2,020	(16)
State and municipal obligations	1,666	21	(105)	1,582	—
U.S. government and agencies obligations	135	8	—	143	—
Foreign government bonds and obligations	91	17	—	108	—
Common and preferred stocks	6	4	—	10	—
Other debt obligations	24	—	—	24	—
Total	$31,133	$2,020	$(534)	$32,619	$(133)

(1)    Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Income. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

At both March 31, 2011 and December 31, 2010, fixed maturity securities comprised approximately 88% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At both March 31, 2011 and December 31, 2010, the Company’s internal analysts rated $1.2 billion of securities, using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	March 31, 2011			December 31, 2010
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$12,382	$12,983	39%	$12,142	$12,809	39%
AA	1,830	1,877	6	1,843	1,899	6
A	4,471	4,677	14	4,449	4,670	14
BBB	11,010	11,824	36	10,536	11,408	35
Below investment grade	1,940	1,659	5	2,157	1,823	6
Total fixed maturities	$31,633	$33,020	100%	$31,127	$32,609	100%

At March 31, 2011 and December 31, 2010, approximately 32% and 29%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2011
	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
				(in millions, except number of securities)
Corporate debt securities	151	$2,395	$(46)	9	$139	$(8)	160	$2,534	$(54)
Residential mortgage backed securities	129	1,384	(15)	133	746	(275)	262	2,130	(290)
Commercial mortgage backed securities	33	472	(8)	—	—	—	33	472	(8)
Asset backed securities	27	284	(4)	26	127	(28)	53	411	(32)
State and municipal obligations	207	762	(37)	59	231	(74)	266	993	(111)
U.S. government and agencies obligations	2	35	—	—	—	—	2	35	—
Common and preferred stocks	3	2	—	3	—	—	6	2	—
Total	552	$5,334	$(110)	230	$1,243	$(385)	782	$6,577	$(495)

	December 31, 2010
	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
				(in millions, except number of securities)
Corporate debt securities	115	$1,859	$(46)	13	$157	$(12)	128	$2,016	$(58)
Residential mortgage backed securities	108	782	(12)	133	712	(311)	241	1,494	(323)
Commercial mortgage backed securities	30	498	(7)	1	23	(1)	31	521	(8)
Asset backed securities	29	354	(8)	25	123	(32)	54	477	(40)
State and municipal obligations	206	696	(31)	60	232	(74)	266	928	(105)
U.S. government and agencies obligations	3	58	—	—	—	—	3	58	—
Common and preferred stocks	5	2	—	3	—	—	8	2	—
Total	496	$4,249	$(104)	235	$1,247	$(430)	731	$5,496	$(534)

As part of Ameriprise Financial’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to movement in credit spreads.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	2011	2010
	(in millions)
Beginning balance of credit losses on securities held as of January 1 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$297	$263
Additional amount related to credit losses for which an other-than-temporary impairment was not previously recognized	—	15
Reductions for securities sold during the period (realized)	(16)	—
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	2	12
Ending balance of credit losses on securities held as of March 31 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$283	$290

The change in net unrealized securities gains (losses) in other comprehensive income includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit other-than-temporary impairment losses to credit losses and (iii) other items primarily consisting of adjustments in asset and liability balances, such as DAC, deferred sales inducement costs (“DSIC”), benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income:

	Net		Accumulated Other
	Unrealized		Comprehensive Income
	Securities	Deferred	Related to Net Unrealized
	Gains (Losses)	Income Tax	Securities Gains (Losses)
	(in millions)

Balance at January 1, 2010	$474	$(164)	$310
Net unrealized securities gains arising during the period (2)	342	(120)	222
Reclassification of gains included in net income	(2)	1	(1)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(125)	44	(81)
Balance at March 31, 2010	$689	$(239)	$450 (1)

Balance at January 1, 2011	$946	$(331)	$615
Net unrealized securities losses arising during the period (2)	(96)	34	(62)
Reclassification of losses included in net income	1	—	1
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	42	(15)	27
Balance at March 31, 2011	$893	$(312)	$581 (1)

(1)       At March 31, 2011 and 2010, Accumulated Other Comprehensive Income Related to Net Unrealized Securities Gains included $(50) million and $(84) million, respectively, of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities.

(2)       Net unrealized securities gains (losses) arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Gross realized gains from sales	$18	$33
Gross realized losses from sales	(17)	(1)
Other-than-temporary impairments	(2)	(30)

The other-than-temporary impairments for the three months ended March 31, 2011 and 2010 primarily related to credit losses on non-agency residential mortgage backed securities.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities by contractual maturity at March 31, 2011 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,104	$1,123
Due after one year through five years	5,603	5,911
Due after five years through 10 years	6,318	6,795
Due after 10 years	4,680	4,912
	17,705	18,741
Residential mortgage backed securities	7,519	7,562
Commercial mortgage backed securities	4,436	4,702
Asset backed securities	1,973	2,015
Common and preferred stocks	6	10
Total	$31,639	$33,030

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common and preferred stocks, were not included in the maturities distribution.

Trading Securities

Net recognized gains related to trading securities held at March 31, 2011 and 2010 were $3 million and $10 million, respectively, for the three months then ended.

5.  Financing Receivables

The Company’s financing receivables include commercial mortgage loans, syndicated loans, consumer bank loans, policy loans and margin loans. The Company does not hold any loans acquired with deteriorated credit quality.

Allowance for Loan Losses

The following tables present a rollforward of the allowance for loan losses and the ending balance of the allowance for loan losses by impairment method and type of loan:

	March 31, 2011
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Beginning balance	$38	$10	$16	$64
Charge-offs	(2)	—	(3)	(5)
Provisions	—	(1)	3	2
Ending balance	$36	$9	$16	$61
Ending balance: Individually evaluated for impairment	$9	$1	$2	$12
Ending balance: Collectively evaluated for impairment	27	8	14	49

	March 31, 2010
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Beginning balance	$32	$26	$13	$71
Charge-offs	—	—	(2)	(2)
Provisions	7	(9)	4	2
Ending balance	$39	$17	$15	$71
Ending balance: Individually evaluated for impairment	$4	$1	$2	$7
Ending balance: Collectively evaluated for impairment	35	16	13	64

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	March 31, 2011
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Ending balance: Individually evaluated for impairment	$70	$2	$12	$84
Ending balance: Collectively evaluated for impairment	2,512	327	1,130	3,969
Ending balance	$2,582	$329	$1,142	$4,053

	December 31, 2010
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Ending balance: Individually evaluated for impairment	$75	$1	$12	$88
Ending balance: Collectively evaluated for impairment	2,540	310	1,054	3,904
Ending balance	$2,615	$311	$1,066	$3,992

As of March 31, 2011 and December 31, 2010, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $16 million and $19 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance. During the three months ended March 31, 2011 and 2010, the Company purchased $113 million and $57 million, respectively, and sold $95 million and $103 million, respectively, of consumer bank loans. During the three months ended March 31, 2011 and 2010, the Company purchased $63 million and nil, respectively, and sold $1 million and $4 million, respectively, of syndicated loans.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $9 million and $15 million as of March 31, 2011 and December 31, 2010, respectively. All other loans were considered to be performing.

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 3% of commercial mortgage loans as of both March 31, 2011 and December 31, 2010. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure in the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(in millions)
East North Central	$237	$242	9%	9%
East South Central	65	66	3	3
Middle Atlantic	219	215	9	8
Mountain	293	301	11	11
New England	147	156	6	6
Pacific	547	541	21	21
South Atlantic	619	625	24	24
West North Central	266	271	10	10
West South Central	189	198	7	8
	2,582	2,615	100%	100%
Less: allowance for loan losses	(36)	(38)
Total	$2,546	$2,577

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(in millions)
Apartments	$349	$351	14%	13%
Hotel	56	57	2	2
Industrial	471	475	18	18
Mixed Use	42	43	2	2
Office	718	747	28	29
Retail	836	843	32	32
Other	110	99	4	4
	2,582	2,615	100%	100%
Less: allowance for loan losses	(36)	(38)
Total	$2,546	$2,577

Syndicated Loans

The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both March 31, 2011 and December 31, 2010 were $3 million.

Consumer Bank Loans

The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value  (“LTV”) and geographic concentration in determining the allowance for loan loss for residential mortgage loans, credit cards and other consumer bank loans. At a minimum, management updates FICO scores and LTV ratios semiannually.

As of March 31, 2011 and December 31, 2010, approximately 5% and 7%, respectively, of residential mortgage loans and credit cards and other consumer bank loans had FICO scores below 640. At both March 31, 2011 and December 31, 2010, approximately 3% of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for the consumer bank loans is in California representing 36% and 33% of the portfolio as of March 31, 2011 and December 31, 2010, respectively. No other state represents more than 10% of the total consumer bank loan portfolio.

6.  Deferred Acquisition Costs and Deferred Sales Inducement Costs

The balances of and changes in DAC were as follows:

	2011	2010
	(in millions)
Balance at January 1	$4,619	$4,334
Capitalization of acquisition costs	123	104
Amortization	(116)	(118)
Impact of change in net unrealized securities losses (gains)	12	(77)
Balance at March 31	$4,638	$4,243

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2011	2010
	(in millions)
Balance at January 1	$545	$524
Capitalization of sales inducement costs	3	15
Amortization	(13)	(12)
Impact of change in net unrealized securities losses (gains)	1	(13)
Balance at March 31	$536	$514

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7.  Future Policy Benefits and Claims and Separate Account Liabilities

Future policy benefits and claims consisted of the following:

	March 31, 2011	December 31, 2010
	(in millions)
Fixed annuities	$16,395	$16,520
Equity indexed annuity accumulated host values	86	100
Equity indexed annuity embedded derivatives	3	3
Variable annuity fixed sub-accounts	4,795	4,868
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	164	337
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	49	104
Other variable annuity guarantees	12	13
Total annuities	21,504	21,945
Variable universal life (“VUL”)/ universal life (“UL”) insurance	2,590	2,588
VUL/UL insurance additional liabilities	152	143
Other life, disability income and long term care insurance	5,042	5,004
Auto, home and other insurance	395	394
Policy claims and other policyholders’ funds	134	134
Total	$29,817	$30,208

Separate account liabilities consisted of the following:

	March 31, 2011	December 31, 2010
	(in millions)
Variable annuity variable sub-accounts	$60,018	$57,862
VUL insurance variable sub-accounts	6,104	5,887
Other insurance variable sub-accounts	46	46
Threadneedle investment liabilities	4,092	4,535
Total	$70,260	$68,330

8.  Variable Annuity and Insurance Guarantees

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	March 31, 2011				December 31, 2010
Variable Annuity Guarantees by Benefit Type(1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$39,612	$37,951	$109	62	$37,714	$36,028	$173	62
Five/six-year reset	13,638	11,127	226	62	13,689	11,153	312	62
One-year ratchet	7,885	7,404	184	64	7,741	7,242	287	63
Five-year ratchet	1,525	1,474	5	60	1,466	1,414	8	60
Other	721	694	51	67	680	649	61	67
Total — GMDB	$63,381	$58,650	$575	62	$61,290	$56,486	$841	62

GGU death benefit	$997	$940	$83	64	$970	$912	$79	64

GMIB	$585	$551	$62	64	$597	$561	$76	64

GMWB:
GMWB	$4,367	$4,345	$58	65	$4,341	$4,317	$106	64
GMWB for life	21,899	21,804	62	64	20,374	20,259	129	63
Total — GMWB	$26,266	$26,149	$120	64	$24,715	$24,576	$235	63

GMAB	$3,677	$3,665	$9	56	$3,540	$3,523	$22	56

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

Changes in additional liabilities for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Liability balance at January 1, 2010	$6	$6	$204	$100	$15
Incurred claims	3	—	(83)	(22)	4
Paid claims	(5)	—	—	—	(2)
Liability balance at March 31, 2010	$4	$6	$121	$78	$17

Liability balance at January 1, 2011	$5	$8	$337	$104	$68
Incurred claims	2	—	(173)	(55)	12
Paid claims	(2)	(1)	—	—	(2)
Liability balance at March 31, 2011	$5	$7	$164	$49	$78

The liabilities for guaranteed benefits are supported by general account assets.

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	March 31, 2011	December 31, 2010
	(in millions)
Mutual funds:
Equity	$33,777	$32,310
Bond	23,020	22,319
Other	2,185	2,208
Total mutual funds	$58,982	$56,837

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

9.  Customer Deposits

Customer deposits consisted of the following:

	March 31, 2011	December 31, 2010
	(in millions)
Fixed rate certificates	$2,193	$2,313
Stock market based certificates	771	790
Stock market embedded derivative reserve	12	14
Other	41	43
Less: accrued interest classified in other liabilities	(16)	(19)
Total investment certificate reserves	3,001	3,141
Brokerage deposits	2,128	2,116
Banking deposits	3,782	3,522
Total	$8,911	$8,779

10.  Debt

The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance				Stated Interest Rate
	March 31, 2011		December 31, 2010		March 31, 2011	December 31, 2010
	(in millions)
Senior notes due 2015	$722	(1)	$728	(1)	5.7%	5.7%
Senior notes due 2019	309	(1)	312	(1)	7.3	7.3
Senior notes due 2020	759	(1)	763	(1)	5.3	5.3
Senior notes due 2039	200		200		7.8	7.8
Junior subordinated notes due 2066	308		308		7.5	7.5
Municipal bond inverse floater certificates due 2021	—		6		—	0.3
Total long-term debt	2,298		2,317
Short-term borrowings	497		397		0.3	0.3
Total	$2,795		$2,714

(1) Amounts include adjustments for fair value hedges on the Company’s long-term debt and any unamortized discounts. See Note 12 for information on the Company’s fair value hedges.

Long-term debt

During the first quarter of 2011, the Company extinguished $6 million of its municipal bond inverse floater certificates funded through the call of a $10 million portfolio of municipal bonds.

Short-term borrowings

The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings. The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $521 million and $412 million at March 31, 2011 and December 31, 2010, respectively. The stated interest rate of the short-term borrowings is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

11.  Fair Values of Assets and Liabilities

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

Investments (Trading Securities and Available-for-Sale Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques. Level 1 securities include U.S. Treasuries and seed money in funds traded in active markets. Level 2 securities primarily include agency mortgage backed securities, commercial mortgage backed securities, asset backed securities, municipal and corporate bonds, U.S. and foreign government and agency securities, and seed money and other investments in certain hedge funds. The fair value of these Level 2 securities is based on a market approach with prices obtained from nationally-recognized pricing services. Observable inputs used to value these securities can include: reported trades, benchmark yields, issuer spreads and broker/dealer quotes. Level 3 securities primarily include non-agency residential mortgage backed securities, asset backed securities and corporate bonds. The fair value of these Level 3 securities is typically based on a single broker quote, except for the valuation of non-agency residential mortgage backed securities. The Company uses prices from nationally-recognized pricing services to determine the fair value of non-agency residential mortgage backed securities. The Company continues to classify its non-agency residential mortgage backed securities as Level 3 because it believes the market for these securities is still inactive and their valuation includes significant unobservable inputs.

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

Other Assets

Derivatives that are measured using quoted prices in active markets, such as foreign exchange forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options.

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

Other Liabilities

Derivatives that are measured using quoted prices in active markets, such as foreign exchange forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$21	$2,096	$—	$2,117
Available-for-Sale securities:
Corporate debt securities	—	15,361	1,315	16,676
Residential mortgage backed securities	—	3,469	4,093	7,562
Commercial mortgage backed securities	—	4,676	26	4,702
Asset backed securities	—	1,527	488	2,015
State and municipal obligations	—	1,836	—	1,836
U.S. government and agencies obligations	42	51	—	93
Foreign government bonds and obligations	—	108	—	108
Common and preferred stocks	2	3	5	10
Other debt obligations	—	28	—	28
Total Available-for-Sale securities	44	27,059	5,927	33,030
Trading securities:
Seed money	166	57	13	236
Investments segregated for regulatory purposes	2	14	—	16
Other	—	323	—	323
Total trading securities	168	394	13	575
Separate account assets	—	70,260	—	70,260
Other assets:
Interest rate derivative contracts	—	412	—	412
Equity derivative contract	43	336	—	379
Foreign currency contracts	1	1	—	2
Total other assets	44	749	—	793
Total assets at fair value	$277	$100,558	$5,940	$106,775

Liabilities
Future policy benefits and claims:
EIA embedded derivatives	$—	$3	$—	$3
GMWB and GMAB embedded derivatives	—	—	190	190
Total future policy benefits and claims	—	3	190	193
Customer deposits	—	12	—	12
Other liabilities:
Interest rate derivatives contacts	—	410	—	410
Equity derivative contracts	52	858	—	910
Credit derivatives	—	1	—	1
Foreign currency contracts	1	—	—	1
Other	—	5	—	5
Total other liabilities	53	1,274	—	1,327
Total liabilities at fair value	$53	$1,289	$190	$1,532

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$42	$2,496	$—	$2,538
Available-for-Sale securities:
Corporate debt securities	—	15,281	1,325	16,606
Residential mortgage backed securities	—	3,011	4,247	7,258
Commercial mortgage backed securities	—	4,817	51	4,868
Asset backed securities	—	1,544	476	2,020
State and municipal obligations	—	1,582	—	1,582
U.S. government and agencies obligations	64	79	—	143
Foreign government bonds and obligations	—	108	—	108
Common and preferred stocks	2	3	5	10
Other debt obligations	—	24	—	24
Total Available-for-Sale securities	66	26,449	6,104	32,619
Trading securities:
Seed money	133	71	19	223
Investments segregated for regulatory purposes	2	14	—	16
Fixed income trading	—	323	—	323
Total trading securities	135	408	19	562
Separate account assets	—	68,330	—	68,330
Other assets:
Interest rate derivatives	—	438	—	438
Equity derivatives	32	420	—	452
Credit derivatives	—	4	—	4
Foreign currency contracts	1	—	—	1
Other	—	2	—	2
Total other assets	33	864	—	897
Total assets at fair value	$276	$98,547	$6,123	$104,946

Liabilities
Future policy benefits and claims:
EIA embedded derivatives	$—	$3	$—	$3
GMWB and GMAB embedded derivatives	—	—	421	421
Total future policy benefits and claims	—	3	421	424
Customer deposits	—	14	—	14
Other liabilities:
Interest rate derivatives	—	379	—	379
Equity derivatives	18	722	—	740
Credit derivatives	—	1	—	1
Foreign currency contracts	1	—	—	1
Other	—	2	—	2
Total other liabilities	19	1,104	—	1,123
Total liabilities at fair value	$19	$1,121	$421	$1,561

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities									Future Policy
		Residential	Commercial		Common					Benefits and Claims:
	Corporate	Mortgage	Mortgage	Asset	and					GMWB and
	Debt	Backed	Backed	Backed	Preferred			Trading		GMAB Embedded
	Securities	Securities	Securities	Securities	Stocks	Total		Securities		Derivatives
	(in millions)
Balance, January 1, 2011	$1,325	$4,247	$51	$476	$5	$6,104		$19		$(421)
Total gains included in:
Net income	—	7	—	2	—	9	(1)	1	(1)	263 (2)
Other comprehensive income	1	13	—	5	—	19		1		—
Purchases	37	149	14	29	—	229		2		—
Sales	—	(2)	—	—	—	(2)		(10)		—
Issuances	—	—	—	—	—	—		—		(32)
Settlements	(38)	(321)	—	(24)	—	(383)		—		—
Transfers in to (out of) of Level 3	(10)	—	(39)	—	—	(49	)(3)	—		—
Balance, March 31, 2011	$1,315	$4,093	$26	$488	$5	$5,927		$13		$(190)

Changes in unrealized gains (losses) included in:
Net investment income	$—	$18	$—	$2	$—	$20		$1		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—		257

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

(3) Represents securities with a fair value of $50 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service with observable inputs and a security with a fair value of $1 million that was transferred to Level 3 as the fair value of the security is now based on a single broker quote.

	Available-for-Sale Securities
											Future Policy
		Residential	Commercial		Common						Benefits and Claims:
	Corporate	Mortgage	Mortgage	Asset	and	Other					GMWB and
	Debt	Backed	Backed	Backed	Preferred	Structured			Trading		GMAB Embedded
	Securities	Securities	Securities	Securities	Stocks	Investments	Total		Securities		Derivatives
	(in millions)
Balance, January 1, 2010	$1,252	$3,982	$72	$455	$4	$58	$5,823		$16		$(299)
Total gains (losses) included in:
Net income	—	(5)	—	4	—	1	—	(1)	1	(1)	134 (2)
Other comprehensive income	19	76	8	18	—	5	126		(1)		—
Purchases, sales, issuances and settlements, net	(13)	(168)	—	(18)	—	(64)	(263)		—		(28)
Balance, March 31, 2010	$1,258	$3,885	$80	$459	$4	$—	$5,686		$16		$(193)

Changes in unrealized gains (losses) included in:
Net investment income	$—	$(6)	$—	$4	$—	$—	$(2)		$—		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	—		—		132

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

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,546	$2,635	$2,577	$2,671
Policy loans	731	746	733	808
Receivables	2,067	1,881	1,870	1,584
Restricted and segregated cash	1,472	1,472	1,516	1,516
Other investments and assets	350	357	331	338
Financial Liabilities
Future policy benefits and claims	$15,206	$15,571	$15,328	$15,768
Investment certificate reserves	2,989	2,989	3,127	3,129
Banking and brokerage customer deposits	5,910	5,912	5,638	5,642
Separate account liabilities	4,497	4,497	4,930	4,930
Debt and other liabilities	3,071	3,290	2,710	2,907

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

The fair value of short-term borrowings is obtained from a nationally-recognized pricing service. A nonperformance adjustment is not included as collateral requirements for these borrowings minimize the nonperformance risk.

The fair value of future funding commitments to affordable housing partnerships is determined by discounting cash flows.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

12.  Derivatives and Hedging Activities

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

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
Derivatives designated	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
as hedging instruments	Location	2011	2010	Location	2011	2010
		(in millions)			(in millions)
Cash flow hedges
Asset-based distribution fees	Other assets	$5	$10	Other liabilities	$—	$—

Fair value hedges
Fixed rate debt	Other assets	53	61	Other liabilities	—	—
Total qualifying hedges		58	71		—	—

Derivatives not designated as hedging instruments
GMWB and GMAB
Interest rate contracts	Other assets	354	366	Other liabilities	410	379
Equity contracts	Other assets	271	354	Other liabilities	825	665
Credit contracts	Other assets	—	4	Other liabilities	1	1
Foreign currency contracts	Other assets	1	—	Other liabilities	—	—
Embedded derivatives(1)	N/A	—	—	Future policy benefits and claims	190	421
Total GMWB and GMAB		626	724		1,426	1,466
Other derivatives:
Interest rate
Interest rate lock commitments	Other assets	—	1	Other liabilities	—	—
Equity
EIA	Other assets	1	1	Other liabilities	—	—
EIA embedded derivatives	N/A	—	—	Future policy benefits and claims	3	3
Stock market certificates	Other assets	97	89	Other liabilities	85	75
Stock market certificates embedded derivatives	N/A	—	—	Customer deposits	12	14
Ameriprise Financial Franchise Advisor Deferred Equity Plan	Other assets	10	8	Other liabilities	—	—
Foreign exchange
Foreign currency	Other assets	1	1	Other liabilities	—	1
Seed money	Other assets	—	—	Other liabilities	1	—
Total other		109	100		101	93
Total non-designated hedges		735	824		1,527	1,559
Total derivatives		$793	$895		$1,527	$1,559

N/A  Not applicable.

(1) The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the three months ended March 31:

		Amount of Gain (Loss) on
Derivatives not designated as	Location of Gain (Loss) on	Derivatives Recognized in Income
hedging instruments	Derivatives Recognized in Income	2011	2010
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$(25)	$26
Equity contracts	Benefits, claims, losses and settlement expenses	(255)	(173)
Credit contracts	Benefits, claims, losses and settlement expenses	(2)	(10)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	(2)	—
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	230	106
Total GMWB and GMAB		(54)	(51)
Other derivatives:
Interest
Interest rate lock commitments	Other revenues	(1)	—
Equity
GMDB	Benefits, claims, losses and settlement expenses	—	(3)
EIA	Interest credited to fixed accounts	1	1
EIA embedded derivatives	Interest credited to fixed accounts	—	2
Stock market certificates	Banking and deposit interest expense	3	3
Stock market certificates embedded derivatives	Banking and deposit interest expense	(3)	4
Seed money	Net investment income	(3)	(2)
Ameriprise Financial Franchise Advisor Deferred Equity Plan	Distribution expenses	2	—
Foreign exchange
Seed money	General and administrative expense	—	2
Total other		(1)	7
Total derivatives		$(55)	$(44)

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

The majority of the Company’s annuity contracts contain GMDB provisions, which may result in a death benefit payable that exceeds the contract accumulation value when market values of customers’ accounts decline. Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, total return swaps, interest rate swaptions, interest rate swaps, variance swaps and credit default swaps. At March 31, 2011 and December 31, 2010, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $59.7 billion and $55.5 billion, respectively. The Company had previously entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written in 2009. As of both March 31, 2011 and December 31, 2010, the Company did not have any outstanding hedges on its GMDB provisions.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The deferred premium associated with some of the above options is paid or received semi-annually over the life of the option contract. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2011(1)	$217	$19
2012	262	23
2013	239	18
2014	213	16
2015	189	14
2016-2026	647	26

(1) 2011 amounts represent the amounts payable and receivable for the period from April 1, 2011 to December 31, 2011.

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

Equity indexed annuities and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to equity indexed annuities and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and occasionally enters into futures contracts. The gross notional amount of these derivative contracts was $1.4 billion and $1.5 billion at March 31, 2011 and December 31, 2010, respectively.

The Company enters into forward contracts, futures and total return swaps to manage its exposure to price risk arising from seed money investments in proprietary investment products. The gross notional amount of these contracts was $152 million and $174 million at March 31, 2011 and December 31, 2010, respectively.

The Company enters into foreign currency forward contracts to economically hedge its exposure to certain receivables and obligations denominated in non-functional currencies. The gross notional amount of these contracts was $20 million and $21 million at March 31, 2011 and December 31, 2010, respectively.

In the first quarter of 2010, the Company entered into a total return swap to economically hedge its exposure to equity price risk of Ameriprise Financial, Inc. common stock granted as part of its Ameriprise Financial Franchise Advisor Deferred Equity Plan. In the fourth quarter of 2010, the Company extended the contract through 2011. As part of the contract, the Company expects to cash settle the difference between the value of a fixed number of shares at the contract date (which may be increased from time to time) and the value of those shares over an unwind period ending on December 31, 2011. The gross notional value of this contract was $37 million and $35 million at March 31, 2011 and December 31, 2010, respectively.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

No hedge relationships were discontinued during the three months ended March 31, 2011 and 2010 due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the three months ended March 31, 2011 and 2010, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax losses on March 31, 2011 that the Company expects to reclassify to earnings within the next twelve months is $1 million, which consists of $5 million of pretax gains to be recorded as a reduction to interest and debt expense and $6 million of pretax losses to be recorded in net investment income. The following tables present the impact of the effective portion of the Company’s cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity for the three months ended March 31:

	Amount of Gain (Loss) Recognized in
	Other Comprehensive Income on Derivatives
Derivatives designated as hedging instruments	2011	2010
	(in millions)
Interest on debt	$—	$(10)
Asset-based distribution fees	1	—
Total	$1	$(10)

	Amount of Gain (Loss) Reclassified from Accumulated
Location of Gain (Loss) Reclassified from Accumulated	Other Comprehensive Income into Income
Other Comprehensive Income into Income	2011	2010
	(in millions)
Interest and debt expense	$1	$2
Distribution fees	5	—
Net investment income	(1)	(2)
Total	$5	$—

Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 25 years and relates to forecasted debt interest payments.

Fair Value Hedges

During the first quarter of 2010, the Company entered into and designated as fair value hedges three interest rate swaps to convert senior notes due 2015, 2019 and 2020 from fixed rate debt to floating rate debt. The swaps have identical terms as the underlying debt being hedged so no ineffectiveness is expected to be realized. The Company recognizes gains and losses on the derivatives and the related hedged items within interest and debt expense. The following table presents the amounts recognized in income related to fair value hedges for the three months ended March 31:

		Amount of Gain Recognized in Income on Derivatives
Derivatives designated as hedging instruments	Location of Gain Recorded into Income	2011	2010
		(in millions)
Fixed rate debt	Interest and debt expense	$10	$6
Total		$10	$6

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of March 31, 2011 and December 31, 2010, the Company held $66 million and $98 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral the Company is obligated to return to counterparties. As of March 31, 2011 and December 31, 2010, the Company had accepted additional collateral consisting of various securities with a fair value of $7 million and $23 million, respectively, which are not reflected on the Consolidated Balance Sheets. As of March 31, 2011 and December 31, 2010, the Company’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $20 million and $45 million, respectively.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Certain of the Company’s derivative instruments contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At March 31, 2011 and December 31, 2010, the aggregate fair value of all derivative instruments in a net liability position containing such credit risk features was $654 million and $412 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2011 and December 31, 2010 was $630 million and $406 million, respectively. If the credit risk features of derivative contracts that were in a net liability position at March 31, 2011 and December 31, 2010 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been $24 million and $6 million, respectively.

13.  Income Taxes

The Company’s effective tax rates were 17.8% and 17.9% for the three months ended March 31, 2011 and 2010, respectively. The effective tax rate for the three months ended March 31, 2011 reflects benefits from tax planning and completion of certain audits of the Company’s life insurance subsidiaries, offset by the impact of the level of non-controlling interests income (loss) for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of March 31, 2011 and December 31, 2010.

Included in the Company’s deferred income tax assets are tax benefits related to capital loss carryforwards of $36 million which will expire beginning December 31, 2015. As a result of the Company’s ability to file a consolidated U.S. federal income tax return including the Company’s life insurance subsidiaries starting in 2010, as well as the expected level of taxable income, management believes the Company’s net operating loss carryforwards and tax credit carryforwards will be utilized in the current year.

As of March 31, 2011 and December 31, 2010, the Company had $164 million and $75 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $37 million and $54 million, net of federal tax benefits, of unrecognized tax benefits as of March 31, 2011 and December 31, 2010, respectively, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized $16 million of interest and penalties for the three months ended March 31, 2011. At March 31, 2011 and December 31, 2010, the Company had a receivable of $13 million and $29 million, respectively, related to accrued interest and penalties.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $65 million to $70 million in the next 12 months.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”) completed its field examination of the Company’s U.S. income tax returns for 2005 through 2007 during the third and fourth quarters of 2010. The IRS had previously completed its field examination of the 1997 through 2004 tax returns in recent years as part of the overall examination of the American Express Company consolidated returns. However, for federal income tax purposes these

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

years continue to remain open as a consequence of certain issues under appeal. In the fourth quarter of 2010, the IRS commenced an examination of the Company’s U.S income tax returns for 2008 and 2009. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2008.

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

14.  Guarantees and Contingencies

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

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Office of Thrift Supervision, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. During recent periods, the Company has received information requests or inquiries regarding certain pending matters, including: sales and product or service features of, or disclosures pertaining to, mutual funds, annuities, equity and fixed income securities, insurance products, brokerage services, financial plans and other advice offerings; trading practices within the Company’s asset management business; supervision of the Company’s financial advisors; supervisory practices in connection with financial advisors’ outside business activities; sales practices and supervision associated with the sale of fixed and variable annuities and non-exchange traded (or “private placement”) securities; information security; the delivery of financial plans and the suitability of investments and product selection processes. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

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

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona, and was later transferred to the United States District Court for the District of Minnesota. The plaintiffs alleged that they were investors in several of the Company’s

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

mutual funds and they purported to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940 (the ‘40 Act). The plaintiffs alleged that fees allegedly paid to the defendants by the funds for investment advisory and administrative services were excessive. Plaintiffs seek an order declaring that defendants have violated the ‘40 Act and awarding unspecified damages including excessive fees allegedly paid plus interest and other costs. On July 6, 2007, the district court granted the Company’s motion for summary judgment, dismissing all claims with prejudice. Plaintiffs appealed the district court’s decision, and on April 8, 2009, the U.S. Court of Appeals for the Eighth Circuit reversed the district court’s decision, and remanded the case for further proceedings. The Company filed with the United States Supreme Court a Petition for Writ of Certiorari to review the judgment of the Court of Appeals in this case in light of the Supreme Court’s anticipated review of a similar excessive fee case captioned Jones v. Harris Associates. On March 30, 2010, the Supreme Court issued its ruling in Jones v. Harris Associates, and on April 5, 2010, the Supreme Court vacated the Eighth Circuit’s decision in this case and remanded it to the Eighth Circuit for further consideration in light of the Supreme Court’s decision in Jones v. Harris Associates. Without any further briefing or argument, on June 4, 2010, the Eighth Circuit remanded the case to the district court for further consideration in light of the Supreme Court’s decision in Jones v. Harris Associates. The district court ordered briefing and heard oral argument on September 22, 2010 on the impact of the Jones v. Harris Associates decision. On December 8, 2010, the district court re-entered its July 2007 order granting summary judgment in favor of the Company.  Plaintiffs filed a notice of appeal with the Eighth Circuit on January 10, 2011, and filed their opening brief on March 21, 2011.  Ameriprise’s response brief will be filed on May 4, 2011, and Plaintiffs’ reply brief will be due on or before June 3, 2011.

In July 2009, two issuers of private placement interests (Medical Capital Holdings, Inc./Medical Capital Corporation and affiliated corporations and Provident Shale Royalties, LLC and affiliated corporations) sold by the Company’s subsidiary Securities America, Inc. (“SAI”) were the subject of SEC actions (brought against those entities and individuals associated with them), which has resulted in the filing of several putative class action lawsuits naming both SAI and Ameriprise Financial, as well as related regulatory inquiries. Approximately $400 million of Medical Capital and Provident Shale investments made by SAI clients are outstanding and currently in default. Medical Capital and Provident Royalties are both in receivership. On January 26, 2010, the Commonwealth of Massachusetts filed an Administrative Complaint against SAI, which is being adjudicated in an administrative hearing that is expected to conclude during the second quarter of 2011. A significant volume of FINRA arbitrations were brought against SAI. Several of them were individually settled, and there was one adverse ruling. The putative class actions and arbitrations generally allege violations of state and/or federal securities laws in connection with SAI’s sales of these private placement interests. These actions were commenced in September 2009 and thereafter. The Medical Capital-related class actions were centralized and moved to the Central District of California by order of the United States Judicial Panel on Multidistrict Litigation under the caption “In re: Medical Capital Securities Litigation.” The Provident Shale-related class actions remain pending in Texas federal court. On June 22, 2010, the Liquidating Trustee of the Provident Liquidating Trust filed an adversary action (“Liquidating Trustee Action”) in the Provident bankruptcy proceeding naming SAI on behalf of both the Provident Liquidating Trust and a number of individual Provident investors who are alleged to have assigned their claims. The Liquidating Trustee Action generally alleges the same types of claims as are alleged in the Provident class actions as well as a claim under the Bankruptcy Code. The Liquidating Trustee Action has been moved from bankruptcy court to the Texas federal court with the other Provident class actions. On January 24, 2011 the Medical Capital Class Action was temporarily transferred to the federal court for the Northern District of Texas (the Court), where the Provident class action is pending, so that coordinated settlement negotiations can be conducted under that single Court’s supervision. On February 17, 2011, the named plaintiffs to the class actions filed with the Court a Settlement Agreement and Motion for Preliminary Approval of Class Action Settlement, seeking the Court’s approval of agreed-upon settlement terms. That settlement was recorded as a subsequent event to the 2010 fourth quarter and reflected in the Company’s audited 2010 financial statements. On March 18, 2011, the Court declined to grant preliminary approval of that settlement. On April 15, 2011, SAI and its holding company, Securities America Financial Corporation, entered into new settlement agreements which,  in exchange for release of pending arbitration and litigation claims (including certain class action claims pending against the Company and the claims brought by the Liquidating Trustee), provide for the payment of a total of $150 million, $40 million of which was previously reported and charged to the Company’s fourth quarter 2010 results as described above. The combined settlements, together with other provisions for claims relating to Medical Capital or Provident Royalties resulted in a $118 million pre-tax expense in the Company’s first quarter 2011 results. The new settlements are subject to certain conditions, including participation requirements for claimants to be covered by the settlements, and preliminary and final review and Court approval of the class action settlement.  A preliminary approval hearing was held by the Court on April 29, 2011, and the judge indicated that a final approval hearing would be scheduled for July 25, 2011.

In November 2010, the Company’s J.& W. Seligman & Co. Incorporated subsidiary (“Seligman”) received a governmental inquiry regarding an industry insider trading investigation, as previously stated by the Company in general media reporting. The Company continues to cooperate fully with that inquiry. Neither the Company nor Seligman has been accused of any wrongdoing, and the government has confirmed that neither the Company nor any of its affiliated entities is a target of its investigation into potential insider trading.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

15.  Earnings per Share Attributable to Ameriprise Financial, Inc. Common Shareholders

The computations of basic and diluted earnings per share attributable to Ameriprise Financial, Inc. common shareholders are as follows:

	Three Months Ended March 31,
	2011	2010
	(in millions, except per share amounts)
Numerator:
Net income attributable to Ameriprise Financial	$241	$214

Denominator:
Basic: Weighted-average common shares outstanding	251.6	260.8
Effect of potentially dilutive nonqualified stock options and other share-based awards	6.1	4.2
Diluted: Weighted-average common shares outstanding	257.7	265.0

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic	$0.96	$0.82
Diluted	$0.94	$0.81

16.  Segment Information

The Company’s segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other.

As a result of the Company’s decision to pursue a sale of Securities America, results of operations attributable to Securities America have been transferred to the Corporate & Other segment from the Advice & Wealth Management segment beginning in the first quarter of 2011. Prior period assets by segment and segment results have been restated to reflect this change. See Note 14 and Note 18 for additional information on events related to Securities America.

The following is a summary of assets by segment:

	March 31, 2011	December 31, 2010
	(in millions)
Advice & Wealth Management	$11,366	$11,297
Asset Management	7,610	7,854
Annuities	87,231	84,836
Protection	18,893	18,571
Corporate & Other	8,732	8,634
Total assets	$133,832	$131,192

The following is a summary of segment results:

	Three Months Ended March 31, 2011
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
			(in millions)
Revenue from external customers	$695	$717	$608	$482	$165	$—	$2,667
Intersegment revenue	232	21	32	37	—	(322)	—
Total revenues	927	738	640	519	165	(322)	2,667
Banking and deposit interest expense	13	1	—	—	—	(1)	13
Net revenues	914	737	640	519	165	(321)	2,654
Pretax income (loss)	$100	$107	$154	$107	$(197)	$—	271
Income tax provision							48
Net income							223
Less: Net loss attributable to noncontrolling interests							(18)
Net income attributable to Ameriprise Financial							$241

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended March 31, 2010
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
			(in millions)
Revenue from external customers	$602	$349	$580	$490	$271	$—	$2,292
Intersegment revenue	184	21	22	17	—	(244)	—
Total revenues	786	370	602	507	271	(244)	2,292
Banking and deposit interest expense	21	—	—	—	—	—	21
Net revenues	765	370	602	507	271	(244)	2,271
Pretax income	$48	$18	$120	$119	$56	$—	361
Income tax provision							65
Net income							296
Less: Net income attributable to noncontrolling interests							82
Net income attributable to Ameriprise Financial							$214

17.  Common Share Repurchases

In May 2010, the Company’s Board of Directors authorized the expenditure of up to $1.5 billion for the repurchase of the Company’s common stock through the date of its 2012 annual meeting. During the three months ended March 31, 2011, the Company repurchased a total of 6.5 million shares of its common stock for an aggregate cost of $395 million. There were no share repurchases during the three months ended March 31, 2010. As of March 31, 2011, the Company had $531 million remaining under the share repurchase authorization.

The Company may also reacquire shares of its common stock under its 2005 Incentive Compensation Plan (the “2005 ICP”) related to restricted stock awards. Restricted shares that are forfeited before the vesting period has lapsed are recorded as treasury shares. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations. These vested restricted shares reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. For the three months ended March 31, 2011 and 2010, the restricted shares forfeited under the 2005 ICP and recorded as treasury shares were 0.1 million and nil, respectively. For the three months ended March 31, 2011 and 2010, the Company reacquired 0.3 million and 0.4 million shares, respectively, of its common stock through the surrender of restricted shares upon vesting and paid in the aggregate $17 million and $15 million, respectively, related to the holders’ income tax obligations on the vesting date.

During the three months ended March 31, 2011, the Company reissued 1.7 million treasury shares for restricted stock award grants and issuance of shares vested under the Ameriprise Financial Franchise Advisor Deferred Equity Plan.

18.  Subsequent Event

On April 15, 2011, Securities America entered into settlement agreements which provide for the payment of a total of $150 million; $40 million was recorded in the fourth quarter of 2010 and the Company recorded a $118 million pre-tax expense in the first quarter of 2011. See Note 14 for additional information on the Securities America settlements. In addition, management has decided to identify an appropriate buyer for Securities America. Management believes that a sale would allow Securities America to focus on growth opportunities in the independent channel and would allow the Company to devote its resources to the Ameriprise branded advisor business. Management believes the sale of Securities America will meet the required criteria to be presented as discontinued operations beginning in the second quarter of 2011 and for prior periods.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. Our Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011 (“2010 10-K”), as well as our current reports on Form 8-K and other publicly available information. Certain reclassifications of prior year amounts have been made to conform to the current presentation.

Overview

We provide financial planning, products and services that are designed to be utilized as solutions for our clients’ cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs. Our model for delivering these solutions is centered on building long-term personal relationships between our branded advisors and clients, and in the case of our products distributed through unaffiliated advisors, by supporting those advisors in building strong client relationships. We believe that our focus on personal relationships, together with our strengths in financial planning and product development and distribution, allow us to fully address the evolving financial needs of our clients and our primary target market segment, the mass affluent and affluent, which we define as households with investable assets of more than $100,000.

Our branded advisors use a financial planning and advisory process designed to provide comprehensive advice that focuses on all aspects of our clients’ finances. This approach allows us to recommend actions and a broad range of product solutions consisting of investment, annuity, insurance, banking and other financial products that can help clients attain over time a return or form of protection while accepting what they determine to be an appropriate range and level of risk. Our approach puts us in a strong position to capitalize on significant demographic and market trends, which we believe will continue to drive increased demand for our financial planning and other financial services. Our emphasis on deep client-advisor relationships has been central to the success of our business model through the extreme market conditions of the past few years, and we believe it will help us to navigate future market and economic cycles.

As of March 31, 2011, we had a network of more than 9,600 financial advisors and registered representatives affiliated with us and doing business under our brand name (“Ameriprise advisors”). The financial product solutions we offer through Ameriprise advisors include both our own products and services and the products of other companies. The Ameriprise advisor network is the primary distribution channel through which we offer our life insurance and annuity products and services, as well as a range of banking and protection products. We offer our advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in delivering advice and product solutions to clients. We support unaffiliated advisors with sales and service support and our solutions which they provide to clients. We believe our approach not only improves the products and services we provide to their clients, but also allows us to reinvest in enhanced services for clients and increase support for financial advisors. Our integrated model of financial planning, diversified product manufacturing and affiliated and non-affiliated product distribution affords us a deep understanding of our clients, which allows us to better manage the risk profile of our businesses. We believe our focus on meeting clients’ needs through personal financial planning results in more satisfied clients with deeper, longer lasting relationships with our company and higher retention of our experienced financial advisors.

We continue to establish Ameriprise Financial as a financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by our continued leadership in financial planning, a client retention percentage rate of 92% and our status as a top ten ranked firm within core portions of our four main operating segments, including the size of our U.S. advisor force, long-term U.S. mutual funds, variable annuities and variable universal life (“VUL”) insurance.

Additionally, our Securities America business provides a platform for affiliation of independent financial advisors and registered representatives who do not conduct business under the Ameriprise brand. Securities America operates under its own name, management and legal entity organization, and operating, compliance and technology infrastructure, and historically its results of operations have been included in our Advice & Wealth Management segment. During the first quarter of 2011, we determined to identify an appropriate buyer for the Securities America business. We believe a sale would allow Securities America to focus on growth opportunities in the independent channel and would allow us to devote resources to the Ameriprise branded advisor business. Accordingly, results of operations attributable to Securities America have been transferred to our Corporate & Other segment from the Advice & Wealth Management segment beginning in the first quarter of 2011. All prior periods have been restated. We believe we will meet all required criteria to present Securities America as discontinued operations beginning in the second quarter of 2011 and for prior periods.

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

Management believes that operating measures, which exclude net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. Management uses certain of these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as operating measures. While the consolidation of the CIEs impacts our balance sheet and income statement, our exposure to these entities is unchanged and there is no impact to the underlying business results. The CIEs we manage have the following characteristics:

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

Our financial targets are:

•          Operating total net revenue growth of 6% to 8%,

•          Operating earnings per diluted share growth of 12% to 15%, and

•          Operating return on equity excluding accumulated other comprehensive income of 12% to 15%.

On April 30, 2010, we acquired the long-term asset management business of Columbia Management Group from Bank of America (the “Columbia Management Acquisition”). The acquisition, the integration of which is expected to be completed in 2011, is expected to further enhance the scale and performance of our retail mutual fund and institutional asset management businesses. We incurred pretax non-recurring integration costs related to the Columbia Management Acquisition of $29 million for the three months ended March 31, 2011. In total, we have incurred $136 million of pretax non-recurring integration costs through March 31, 2011. We previously reported we expected to incur between $130 million and $160 million in total of such costs through 2011. We now expect integration costs to modestly exceed the top-end of this range. These costs include system integration costs, proxy and other regulatory filing costs, employee reduction and retention costs, and investment banking, legal and other acquisition costs. We realized integration net expense synergies of approximately $31 million for the three months ended March 31, 2011. We expect annualized net synergies to reach the upper end of our range of $130 million to $150 million in 2012. The rate of decline in costs from such synergies may vary by quarter. Since closing the Columbia acquisition in 2010, we have realized approximately $102 million of total net expense synergies.

Critical Accounting Policies

The accounting and reporting policies that we use affect our Consolidated Financial Statements. Certain of our accounting and reporting policies are critical to an understanding of our consolidated results of operations and financial condition and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” in our 2010 10-K.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations and financial condition, see Note 2 to our Consolidated Financial Statements.

Assets Under Management and Administration

Assets under management (“AUM”) include assets for which we provide investment management services, such as the assets of the Columbia funds and Threadneedle funds, assets of institutional clients and assets of clients in our Ameriprise advisor branded platform held in wrap accounts (“branded client wrap assets”) as well as assets managed by sub-advisors selected by us. AUM also includes certain assets on our Consolidated Balance Sheets for which we provide investment management services and recognize management fees in our Asset Management segment, such as the assets of the general account, RiverSource Variable Product funds held in separate accounts of our life insurance subsidiaries and client assets of CIEs. These assets do not include assets under advisement, for which we provide model portfolios but do not have full discretionary investment authority.

Assets under administration (“AUA”) include assets for which we provide administrative services such as client assets invested in other companies’ products that we offer outside of our wrap accounts. These assets include those held in clients’ brokerage accounts. We generally record fees received from administered assets as distribution fees. We do not exercise management discretion over these assets and do not earn a management fee. These assets are not reported on our Consolidated Balance Sheets. AUA also includes certain assets on our Consolidated Balance Sheets for which we do not provide investment management services and do not recognize management fees, such as investments in non-affiliated funds held in the separate accounts of our life insurance subsidiaries. These assets do not include assets under advisement, for which we provide model portfolios but do not have full discretionary investment authority.

The following table presents detail regarding our AUM and AUA:

	March 31,
	2011	2010	Change
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$103.1	$85.9	20%
Asset Management AUM	465.4	246.0	89
Corporate AUM	15.5	14.1	10
Eliminations	(13.1)	(8.1)	(62)
Total Assets Under Management	570.9	337.9	69
Total Assets Under Administration	121.7	122.7	(1)
Total AUM and AUA	$692.6	$460.6	50%

Total AUM increased $233.0 billion, or 69%, to $570.9 billion as of March 31, 2011 compared to the prior year period primarily due to the Columbia Management Acquisition, market appreciation, branded client wrap account net inflows and the impact of the implementation of changes to the Portfolio Navigator program (“PN program”) in the second quarter of 2010. With these changes to the PN program, assets of clients participating in the PN program were reallocated, pursuant to their consent. This reallocation in part resulted in a shift of assets from assets under administration to assets under management. Total AUA decreased $1.0 billion, or 1%, to $121.7 billion as of March 31, 2011 compared to the prior year period due to the impact of the implementation of changes to the PN program partially offset by market appreciation.

Consolidated Results of Operations for the Three Months Ended March 31, 2011 and 2010

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

Management believes that operating measures, which exclude net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents our consolidated results of operations:

	Three Months Ended March 31,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$1,184	$(10)	$1,194	$774	$(9)	$783	$411	52%
Distribution fees	467	—	467	391	—	391	76	19
Net investment income	515	28	487	590	84	506	(19)	(4)
Premiums	292	—	292	282	—	282	10	4
Other revenues	209	20	189	255	57	198	(9)	(5)
Total revenues	2,667	38	2,629	2,292	132	2,160	469	22
Banking and deposit interest expense	13	—	13	21	—	21	(8)	(38)
Total net revenues	2,654	38	2,616	2,271	132	2,139	477	22
Expenses
Distribution expenses	716	—	716	525	—	525	191	36
Interest credited to fixed accounts	207	—	207	228	—	228	(21)	(9)
Benefits, claims, losses and settlement expenses	384	27	357	354	23	331	26	8
Amortization of deferred acquisition costs	116	(10)	126	118	(6)	124	2	2
Interest and debt expense	75	50	25	64	40	24	1	4
General and administrative expense	885	34	851	621	12	609	242	40
Total expenses	2,383	101	2,282	1,910	69	1,841	441	24
Pretax income	271	(63)	334	361	63	298	36	12
Income tax provision (benefit)	48	(16)	64	65	(7)	72	(8)	(11)
Net income	223	(47)	270	296	70	226	44	19
Less: Net income (loss) attributable to non- controlling interests	(18)	(18)	—	82	82	—	—	—
Net income attributable to Ameriprise Financial	$241	$(29)	$270	$214	$(12)	$226	$44	19%

(1)    Includes the elimination of management fees we earn for services provided to the CIEs and the related expense, revenues and expenses of the CIEs, net realized gains or losses, the market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization and integration charges. Income tax provision is calculated using the statutory tax rate of 35% on applicable adjustments.

The following table presents the components of the adjustments in the table above:

	Three Months Ended March 31,
	2011			2010
		Other	Total		Other	Total
	CIEs	Adjustments (1)	Adjustments	CIEs	Adjustments (1)	Adjustments
	(in millions, unaudited)
Revenues
Management and financial advice fees	$(10)	$—	$(10)	$(9)	$—	$(9)
Distribution fees	—	—	—	—	—	—
Net investment income	27	1	28	79	5	84
Premiums	—	—	—	—	—	—
Other revenues	20	—	20	57	—	57
Total revenues	37	1	38	127	5	132
Banking and deposit interest expense	—	—	—	—	—	—
Total net revenues	37	1	38	127	5	132
Expenses
Distribution expenses	—	—	—	—	—	—
Interest credited to fixed accounts	—	—	—	—	—	—
Benefits, claims, losses and settlement expenses	—	27	27	—	23	23
Amortization of deferred acquisition costs	—	(10)	(10)	—	(6)	(6)
Interest and debt expense	50	—	50	40	—	40
General and administrative expense	5	29	34	5	7	12
Total expenses	55	46	101	45	24	69
Pretax income (loss)	(18)	(45)	(63)	82	(19)	63
Income tax benefit	—	(16)	(16)	—	(7)	(7)
Net income (loss)	(18)	(29)	(47)	82	(12)	70
Less: Net income (loss) attributable to noncontrolling interests	(18)	—	(18)	82	—	82
Net loss attributable to Ameriprise Financial	$—	$(29)	$(29)	$—	$(12)	$(12)

(1)    Other adjustments include net realized gains or losses, the market impact to variable annuity living benefits, net of hedges, DSIC and DAC amortization and integration charges.

Overall

Net income attributable to Ameriprise Financial increased $27 million, or 13%, to $241 million for the three months ended March 31, 2011 compared to $214 million for the prior year period. Operating net income attributable to Ameriprise Financial excludes net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; and the impact of consolidating CIEs. Operating net income attributable to Ameriprise Financial increased $44 million, or 19%, to $270 million for the three months ended March 31, 2011 compared to $226 million for the prior year period driven by market appreciation and net inflows in branded client wrap assets, as well as improved scale from the Columbia Management Acquisition, partially offset by a $77 million after-tax charge related to previously disclosed legal expenses at SAI.

Net Revenues

Net revenues increased $383 million, or 17%, to $2.7 billion for the three months ended March 31, 2011 compared to $2.3 billion for the prior year period. Operating net revenues exclude net realized gains or losses and revenues of the CIEs and include the fees we earn from services provided to the CIEs. Operating net revenues increased $477 million, or 22%, to $2.6 billion for the three months ended March 31, 2011 compared to $2.1 billion for the prior year period primarily due to growth in asset-based fees resulting from the Columbia Management Acquisition, market appreciation and net inflows in branded client wrap assets.

Management and financial advice fees increased $410 million, or 53%, to $1.2 billion for the three months ended March 31, 2011 compared to $774 million for the prior year period. Operating management and financial advice fees include the fees we earn from services provided to the CIEs. Operating management and financial advice fees increased $411 million, or 52%, to $1.2 billion for the three months ended March 31, 2011 compared to $783 million for the prior year period primarily due to higher asset levels reflecting the Columbia Management Acquisition, market appreciation and net inflows in branded client wrap assets. The daily average S&P 500 Index increased 16% compared to the prior year period. Branded client wrap assets increased $17.2 billion, or 20%, to $103.1 billion at March 31, 2011 compared to the prior year period due to net inflows and market appreciation. Average variable annuities contract accumulation values increased $9.6 billion, or 19%, from the prior year period due to higher equity market levels and net inflows. Total Asset Management AUM increased $219.4 billion, or 89%, to $465.4 billion at March 31, 2011 compared to the prior year period primarily due to the Columbia Management Acquisition and market appreciation, partially offset by net outflows.

Distribution fees increased $76 million, or 19%, to $467 million for the three months ended March 31, 2011 compared to $391 million in the prior year period primarily due to higher asset-based fees driven by growth in assets from the Columbia Management Acquisition, market appreciation and net inflows in branded client wrap assets, as well as increased client activity.

Net investment income decreased $75 million, or 13%, to $515 million for the three months ended March 31, 2011 compared to $590 million in the prior year period. Net investment income for the first quarter of 2011 included a $27 million gain for changes in the assets and liabilities of CIEs, primarily debt and underlying syndicated loans, compared to $79 million in the prior year period. Operating net investment income excludes net realized gains or losses and changes in the assets and liabilities of CIEs, primarily debt and underlying syndicated loans. Operating net investment income decreased $19 million, or 4%, to $487 million for the three months ended March 31, 2011 compared to $506 million for the prior year period primarily due to an $11 million decrease in investment income on fixed maturity securities driven by lower invested assets resulting from net outflows in certificates driven by lower interest crediting rates.

Premiums increased $10 million, or 4%, to $292 million for the three months ended March 31, 2011 compared to $282 million for the prior year period primarily due to growth in Auto and Home premiums driven by higher volumes, as well as higher sales of immediate annuities with life contingencies. Auto and Home policy counts increased 9% period-over-period.

Other revenues decreased $46 million, or 18%, to $209 million for the three months ended March 31, 2011 compared to $255 million in the prior year period. Operating other revenues exclude revenues of consolidated property funds. Operating other revenues decreased $9 million, or 5%, to $189 million for the three months ended March 31, 2011 compared to $198 million in the prior year period primarily due to a $20 million benefit from payments related to the Reserve Funds matter in the first quarter of 2010, partially offset by higher fees from variable annuity guarantees driven by higher in force amounts.

Banking and deposit interest expense decreased $8 million, or 38%, to $13 million for the three months ended March 31, 2011 compared to $21 million in the prior year period primarily due to lower certificate balances and a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $473 million, or 25%, to $2.4 billion for the three months ended March 31, 2011 compared to $1.9 billion for the prior year period. Operating expenses exclude the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; and expenses of the CIEs. Operating expenses increased $441 million, or 24%, to $2.3 billion for the three months ended March 31, 2011 compared to $1.8 billion for the prior year period primarily due to increases in distribution expenses and general and administrative expense. Total expenses in the first quarter of 2011 included a pre-tax charge of $118 million related to SAI legal expenses.

Distribution expenses increased $191 million, or 36%, to $716 million for the three months ended March 31, 2011 compared to $525 million in the prior year period as a result of market appreciation and the Columbia Management Acquisition, as well as higher advisor compensation from business growth.

Interest credited to fixed accounts decreased $21 million, or 9%, to $207 million for the three months ended March 31, 2011 compared to $228 million for the prior year period driven by lower average variable annuities fixed sub-account balances and a lower average crediting rate on interest sensitive fixed annuities, as well as lower average fixed annuity account balances. Average variable annuities fixed sub-account balances decreased $1.3 billion, or 21%, to $4.8 billion for the first quarter of 2011 compared to the prior year period primarily due to the implementation of changes to the Portfolio Navigator program in the second quarter of 2010. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.7% in the first quarter of 2011 compared to 3.9% in the prior year period. Average fixed annuities contract accumulation values decreased $229 million, or 2%, to $14.4 billion for the first quarter of 2011 compared to the prior year period.

Benefits, claims, losses and settlement expenses increased $30 million, or 8%, to $384 million for the three months ended March 31, 2011 compared to $354 million for the prior year period. Operating benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges and DSIC amortization, increased $26 million, or 8%, to $357 million for the three months ended March 31, 2011 compared to $331 million for the prior year period. Benefits, claims, losses and settlement expenses related to our Auto and Home business increased from the prior year period primarily due to higher claims. Benefits, claims, losses and settlement expenses related to our immediate annuities with life contingencies increased compared to the prior year period primarily due to higher premiums. In addition, benefits, claims, losses and settlement expenses increased as a result of higher long term care insurance claims and higher reserves for universal life products with secondary guarantees compared to the prior year period.

Interest and debt expense increased $11 million, or 17%, to $75 million for the three months ended March 31, 2011 compared to $64 million in the prior year period. Operating interest and debt expense, which excludes interest expense on CIE debt, increased $1 million, or 4%, to $25 million for the three months ended March 31, 2011 compared to $24 million in the prior year period.

General and administrative expense increased $264 million, or 43%, to $885 million for the three months ended March 31, 2011 compared to $621 million for the prior year period. Operating general and administrative expense excludes integration and restructuring charges and expenses of the CIEs. Integration and restructuring charges increased $22 million to $29 million in the first quarter of 2011 compared to $7 million in the prior year period. Operating general and administrative expense increased $242 million, or 40%, to $851 million for the three months ended March 31, 2011 compared to $609 million for the prior year period primarily reflecting ongoing expenses from the Columbia Management Acquisition and a $118 million pre-tax charge for SAI legal expenses in the first quarter of 2011.

Income Taxes

Our effective tax rate on net income including net income attributable to noncontrolling interests was 17.8% for the three months ended March 31, 2011, compared to 17.9% for the three months ended March 31, 2010. Our effective tax rate on net income excluding net income attributable to noncontrolling interests was 16.7% for the three months ended March 31, 2011, compared to 23.2% for the three months ended March 31, 2010.

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

Results of Operations by Segment for the Three Months Ended March 31, 2011 and 2010

The following table presents summary financial information by segment:

	Three Months Ended March 31,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating
	(in millions, unaudited)
Advice & Wealth Management
Net revenues	$914	$1	$913	$765	$(1)	$766
Expenses	814	—	814	717	2	715
Pretax income	$100	$1	$99	$48	$(3)	$51
Asset Management
Net revenues	$737	$—	$737	$370	$1	$369
Expenses	630	29	601	352	5	347
Pretax income	$107	$(29)	$136	$18	$(4)	$22
Annuities
Net revenues	$640	$(3)	$643	$602	$3	$599
Expenses	486	17	469	482	17	465
Pretax income	$154	$(20)	$174	$120	$(14)	$134
Protection
Net revenues	$519	$1	$518	$507	$1	$506
Expenses	412	—	412	388	—	388
Pretax income	$107	$1	$106	$119	$1	$118
Corporate & Other
Net revenues	$165	$49	$116	$271	$137	$134
Expenses	362	65	297	215	54	161
Pretax income (loss)	$(197)	$(16)	$(181)	$56	$83	$(27)
Less: Pretax income (loss) attributable to noncontrolling interests	(18)	(18)	—	82	82	—
Pretax loss attributable to Ameriprise Financial	$(179)	$2	$(181)	$(26)	$1	$(27)
Eliminations
Net revenues	$(321)	$(10)	$(311)	$(244)	$(9)	$(235)
Expenses	(321)	(10)	(311)	(244)	(9)	(235)
Pretax income	$—	$—	$—	$—	$—	$—

(1)    Includes the elimination of management fees we earn for services provided to the CIEs and the related expense, revenues and expenses of the CIEs, net realized gains or losses, the market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization and integration charges.

Advice & Wealth Management

Our Advice & Wealth Management segment provides financial planning and advice, as well as full service brokerage and banking services, primarily to retail clients through our Ameriprise financial advisors. Ameriprise financial advisors utilize a diversified selection of both affiliated and non-affiliated products to help clients meet their financial needs. A significant portion of revenues in this segment is fee-based, driven by the level of client assets, which is impacted by both market movements and net asset flows. We also earn net investment income on invested assets primarily from certificate and banking products. This segment earns revenues (distribution fees) for distributing non-affiliated products and earns intersegment revenues (distribution fees) for distributing our affiliated products and services to our retail clients. Intersegment expenses for this segment include expenses for investment management services provided by the Asset Management segment.

In addition to purchases of affiliated and non-affiliated mutual funds and other securities on a stand-alone basis, clients may purchase mutual funds, among other securities, in connection with investment advisory fee-based “wrap account” programs or services, and pay fees based on a percentage of their assets.

As a result of our decision to pursue a sale of Securities America, results of operations attributable to Securities America have been transferred to the Corporate & Other segment from the Advice & Wealth Management segment beginning in the first quarter of 2011. All prior periods have been restated.

The following table presents the changes in branded client wrap assets:

	Three Months Ended March 31,
	2011	2010
	(in billions)
Balance at January 1	$97.5	$81.3
Net flows	2.8	2.3
Market appreciation	2.8	2.3
Balance at March 31	$103.1	$85.9

Branded client wrap assets increased $17.2 billion, or 20%, to $103.1 billion compared to the prior year period due to market appreciation and net inflows.

Management believes that operating measures, which exclude net realized gains or losses and integration and restructuring charges for our Advice & Wealth Management segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Advice & Wealth Management segment:

	Three Months Ended March 31,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$386	$—	$386	$326	$—	$326	$60	18%
Distribution fees	461	—	461	370	—	370	91	25
Net investment income	64	1	63	73	(1)	74	(11)	(15)
Other revenues	16	—	16	17	—	17	(1)	(6)
Total revenues	927	1	926	786	(1)	787	139	18
Banking and deposit interest expense	13	—	13	21	—	21	(8)	(38)
Total net revenues	914	1	913	765	(1)	766	147	19
Expenses
Distribution expenses	541	—	541	446	—	446	95	21
General and administrative expense	273	—	273	271	2	269	4	1
Total expenses	814	—	814	717	2	715	99	14
Pretax income	$100	$1	$99	$48	$(3)	$51	$48	94%

(1)       Adjustments include net realized gains or losses and integration and restructuring charges.

Our Advice & Wealth Management segment pretax income was $100 million for the three months ended March 31, 2011 compared to $48 million in the prior year period. Our Advice & Wealth Management segment pretax operating income, which excludes net realized gains or losses and integration and restructuring charges, increased $48 million, or 94%, to $99 million for the three months ended March 31, 2011 compared to $51 million in the prior year period driven by higher asset-based fees partially offset by higher distribution expenses. Pretax margin was 10.9% for the first quarter of 2011 compared to 6.3% for the prior year period. Pretax operating margin was 10.8% for the first quarter of 2011 compared to 6.7% for the prior year period.

Net Revenues

Net revenues increased $149 million, or 19%, to $914 million for the three months ended March 31, 2011 compared to $765 million in the prior year period. Operating net revenues exclude net realized gains or losses. Operating net revenues increased $147 million, or 19%, to $913 million for the three months ended March 31, 2011 compared to $766 million in the prior year period driven by higher management and distribution fees from increased client activity and higher assets under management.

Management and financial advice fees increased $60 million, or 18%, to $386 million for the three months ended March 31, 2011 compared to $326 million for the prior year period driven by growth in assets under management resulting from market appreciation and net inflows in branded client wrap assets. The daily average S&P 500 Index increased 16% compared to the prior year period. Branded client wrap assets increased $17.2 billion, or 20%, to $103.1 billion at March 31, 2011 compared to the prior year period due to net inflows and market appreciation.

Distribution fees increased $91 million, or 25%, to $461 million for the three months ended March 31, 2011 compared to $370 million for the prior year period primarily driven by growth in assets under management resulting from market appreciation and net inflows in branded client wrap assets and increased client activity.

Net investment income decreased $9 million, or 12%, to $64 million for the three months ended March 31, 2011 compared to $73 million for the prior year period. Operating net investment income, which excludes net realized gains or losses, decreased $11 million, or 15%, to $63 million for the three months ended March 31, 2011 compared to $74 million for the prior year period driven by lower invested assets resulting from net outflows in certificates driven by lower interest crediting rates.

Banking and deposit interest expense decreased $8 million, or 38%, to $13 million for the three months ended March 31, 2011 compared to $21 million for the prior year period primarily due to lower certificate balances, as well as a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $97 million, or 14%, to $814 million for the three months ended March 31, 2011 compared to $717 million for the prior year period. Operating expenses, which exclude integration and restructuring charges, increased $99 million, or 14%, to $814 million for the three months ended March 31, 2011 compared to $715 million for the prior year period due to an increase in distribution expenses.

Distribution expenses increased $95 million, or 21%, to $541 million for the three months ended March 31, 2011 compared to $446 million for the prior year period primarily due to higher advisor compensation from business growth.

Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients. Columbia Management Investment Advisers, LLC (formerly RiverSource Investments, LLC) predominantly provides U.S. domestic products and services and Threadneedle Asset Management Holdings Sàrl (“Threadneedle”) predominantly provides international investment products and services. Columbia retail products are distributed through unaffiliated third party financial institutions, through our Advice & Wealth Management segment and also through Bank of America and its affiliates. Institutional products and services are primarily sold through our institutional sales force. Theadneedle retail products are primarily distributed through third parties. Retail products include mutual funds, variable product funds underlying insurance and annuity separate accounts, separately managed accounts and collective funds. Institutional asset management services are designed to meet specific client objectives and may involve a range of products including those that focus on traditional asset classes, separate accounts, individually managed accounts, collateralized loan obligations, hedge funds and property funds. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by both market movements and net asset flows. In addition to the products and services provided to third party clients, management teams serving our Asset Management segment provide all intercompany asset management services. The fees for all such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management, Annuities and Protection segments.

On April 30, 2010, we completed the acquisition of the long-term asset management business of the Columbia Management Group from Bank of America. The acquisition significantly enhanced the capabilities of the Asset Management segment by increasing its scale, broadening its retail and institutional distribution capabilities and strengthening and diversifying its lineup of retail and institutional products. The integration of the Columbia Management business, which is ongoing and is expected to be completed in 2011, has involved organizational changes to our portfolio management and analytical teams and to our operational, compliance, sales and marketing support staffs. This integration has also involved the streamlining of our U.S. domestic product offerings, a process that is ongoing. As a result of the integration, we combined RiverSource Investments, our legacy U.S. asset management business, with Columbia Management, under the Columbia brand. Total U.S. assets and number of funds under the Columbia brand as of March 31, 2011 were $226.4 billion and 227 funds, respectively.

Threadneedle will remain our primary international investment management platform. Threadneedle manages four Open Ended Investment Companies (“OEICs”) and one Societe d’Investissement A Capital Variable (“SICAV”) offering. The four OEICs are Threadneedle Investment Funds ICVC (“TIF”), Threadneedle Specialist Investment Funds ICVC (“TSIF”), Threadneedle Focus Investment Funds (“TFIF”) and Threadneedle Advantage Portfolio Funds (“TPAF”). TIF, TSIF, TFIF and TPAF are structured as umbrella companies with a total of 52 (33, 14, 2 and 3, respectively) sub funds covering the world’s bond and equity markets. The SICAV is the Threadneedle (Lux) SICAV (“T(Lux)”). T(Lux) is structured as an umbrella company with a total of 30 sub funds covering the world’s bond, commodities and equity markets. In addition, Threadneedle manages 13 unit trusts, 10 of which invest into the OEICs, 6 property unit trusts and 1 property fund of funds.

The following table presents the mutual fund performance of our retail Columbia and Threadneedle funds:

	March 31,
	2011	2010
Mutual Fund Performance
Columbia
Equal Weighted Mutual Fund Rankings in top 2 Lipper Quartiles(1)
Equity - 12 month	58%	58%
Fixed income - 12 month	72%	50%
Equity - 3 year	52%	45%
Fixed income - 3 year	82%	68%
Equity - 5 year	62%	71%
Fixed income - 5 year	78%	63%
Asset Weighted Mutual Fund Rankings in top 2 Lipper Quartiles(2)
Equity - 12 month	52%	78%
Fixed income - 12 month	65%	51%
Equity - 3 year	69%	56%
Fixed income - 3 year	83%	59%
Equity - 5 year	75%	75%
Fixed income - 5 year	77%	58%
Threadneedle
Equal Weighted Mutual Fund Rankings in top 2 Morningstar Quartiles(1)
Equity - 12 month	86%	31%
Fixed income - 12 month	30%	60%
Equity - 3 year	85%	93%
Fixed income - 3 year	60%	80%
Equity - 5 year	93%	93%
Fixed income - 5 year	60%	78%

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

Beginning in the second quarter of 2010, mutual fund performance rankings for Columbia are based on the performance of Class A fund shares for legacy RiverSource (including Seligman and Threadneedle) branded funds and on Class Z fund shares for legacy Columbia branded funds, as the majority of fund assets managed within the funds of each fund family are generally held in the designated share class. Prior to the second quarter of 2010, the mutual fund performance rankings were based solely on the performance of the legacy RiverSource Class A fund shares. Aggregated data show only actively-managed mutual funds by affiliated investment managers as well as certain index funds. Aggregated data do not include mutual funds sub-advised by advisors not affiliated with Ameriprise Financial, Inc., RiverSource S&P 500 Index Fund and Columbia Money Market Fund. Aggregated equity rankings include Columbia Portfolio Builder Series and other balanced and asset allocation funds that invest in both equities and fixed income securities. Columbia Portfolio Builder Series funds are funds of mutual funds that may invest in third-party sub-advised funds.

We also offer Separately Managed Accounts, Individually Managed Accounts, management of Institutional Owned Assets, management of collateralized debt obligations, sub-advisory services for certain Columbia and Threadneedle mutual funds, hedge funds and RiverSource Trust Collective Funds and separate accounts for Ameriprise Trust Company clients.

The following tables present the changes in Columbia (formerly RiverSource Investments branded funds) and Threadneedle managed assets:

			Market
	December 31,		Appreciation	Foreign	March 31,
	2010	Net Flows	& Other	Exchange	2011
	(in billions)
Columbia Managed Assets:
Retail Funds	$218.5	$(0.6)	$8.5	$—	$226.4
Institutional Funds	127.2	(1.0)	0.9	—	127.1
Alternative Funds	10.0	(0.4)	0.1	—	9.7
Less: Eliminations	(0.2)	—	—	—	(0.2)
Total Columbia Managed Assets	355.5	(2.0)	9.5	—	363.0

Threadneedle Managed Assets:
Retail Funds	33.4	(0.6)	0.5	1.0	34.3
Institutional Funds	70.9	(2.4)	0.7	1.9	71.1
Alternative Funds	1.3	—	—	0.1	1.4
Total Threadneedle Managed Assets	105.6	(3.0)	1.2	3.0	106.8
Less: Sub-Advised Eliminations	(4.3)	0.1	(0.2)	—	(4.4)
Total Managed Assets	$456.8	$(4.9)	$10.5	$3.0	$465.4

			Market
	December 31,		Appreciation	Foreign	March 31,
	2009	Net Flows	& Other	Exchange	2010
	(in billions)
Columbia Managed Assets: (1)
Retail Funds	$76.9	$(0.8)	$2.5	$—	$78.6
Institutional Funds	62.3	0.1	1.6	—	64.0
Alternative Funds	9.9	0.2	—	—	10.1
Less: Eliminations	(0.1)	—	—	—	(0.1)
Total Columbia Managed Assets	149.0	(0.5)	4.1	—	152.6

Threadneedle Managed Assets:
Retail Funds	29.1	1.3	1.8	(1.8)	30.4
Institutional Funds	66.8	(1.3)	3.4	(3.9)	65.0
Alternative Funds	1.9	—	—	(0.2)	1.7
Total Threadneedle Managed Assets	97.8	—	5.2	(5.9)	97.1
Less: Sub-Advised Eliminations	(3.6)	—	(0.1)	—	(3.7)
Total Managed Assets	$243.2	$(0.5)	$9.2	$(5.9)	$246.0

(1)    Prior to the Columbia Management Acquisition, the domestic managed assets of our Asset Management segment, which are now included in Columbia Managed Assets, were managed by RiverSource Investments.

Columbia assets under management were $363.0 billion at March 31, 2011 compared to $152.6 billion a year ago, driven by the Columbia Management Acquisition and market appreciation, partially offset by net outflows. Threadneedle assets under management were $106.8 billion at March 31, 2011, up 10% from a year ago reflecting period-over-period market appreciation and positive foreign currency translation, partially offset by net outflows. Threadneedle net outflows of $3.0 billion in the first quarter of 2011 were driven by institutional outflows mainly in lower-margin Zurich portfolios and higher redemptions from European retail investors reflecting market volatility. Equity and fixed income investment performance at Columbia Management and Threadneedle continues to be strong.

Management believes that operating measures, which exclude net realized gains or losses and integration charges for our Asset Management segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Asset Management segment:

	Three Months Ended March 31,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$620	$—	$620	$307	$—	$307	$313	NM
Distribution fees	115	—	115	58	—	58	57	98%
Net investment income	1	—	1	4	1	3	(2)	(67)
Other revenues	2	—	2	1	—	1	1	100
Total revenues	738	—	738	370	1	369	369	100
Banking and deposit interest expense	1	—	1	—	—	—	1	NM
Total net revenues	737	—	737	370	1	369	368	100
Expenses
Distribution expenses	258	—	258	106	—	106	152	NM
Amortization of deferred acquisition costs	4	—	4	6	—	6	(2)	(33)
General and administrative expense	368	29	339	240	5	235	104	44
Total expenses	630	29	601	352	5	347	254	73%
Pretax income	$107	$(29)	$136	$18	$(4)	$22	$114	NM

NM Not Meaningful.

(1)    Adjustments include net realized gains or losses and integration charges.

Our Asset Management segment pretax income was $107 million for the three months ended March 31, 2011 compared to $18 million for the prior year period. Our Asset Management segment pretax operating income, which excludes net realized gains or losses and integration charges, was $136 million for the three months ended March 31, 2011 compared to $22 million for the prior year period reflecting earnings from business acquired in the Columbia Management Acquisition and market appreciation. Pretax margin was 14.5% for the first quarter of 2011 compared to 4.9% for the prior year period. Pretax operating margin was 18.5% for the first quarter of 2011 compared to 6.0% for the prior year period. This margin improvement is primarily attributable to an increase in volume from business acquired in the Columbia Management Acquisition.

Net Revenues

Net revenues increased $367 million, or 99%, to $737 million for the three months ended March 31, 2011 compared to $370 million for the prior year period driven by an increase in management fees due to growth in assets from the Columbia Management Acquisition, market appreciation and a continued shift to higher revenue yielding asset classes.

Management and financial advice fees were $620 million for the three months ended March 31, 2011 compared to $307 million for the prior year period primarily due to growth in assets from the Columbia Management Acquisition, market appreciation and a continued shift to higher revenue yielding asset classes. The daily average S&P 500 Index increased 16% compared to the prior year period. Total Asset Management AUM increased $219.4 billion, or 89%, to $465.4 billion at March 31, 2011 compared to the prior year period primarily due to the Columbia Management Acquisition and market appreciation, partially offset by net outflows.

Distribution fees increased $57 million, or 98%, to $115 million for the three months ended March 31, 2011 compared to $58 million for the prior year period primarily driven by growth in assets from the Columbia Management Acquisition and market appreciation.

Expenses

Total expenses increased $278 million, or 79%, to $630 million for the three months ended March 31, 2011 compared to $352 million for the prior year period. Operating expenses, which exclude integration charges, increased $254 million, or 73%, to $601 million for the three months ended March 31, 2011 compared to $347 million for the prior year period due to an increase in distribution expenses and general and administrative expense. We realized integration net expense synergies of approximately $31 million for the three months ended March 31, 2011. Since closing the Columbia Management Acquisition in 2010, we have realized approximately $102 million of total net expense synergies.

Distribution expenses increased $152 million to $258 million for the three months ended March 31, 2011 compared to $106 million for the prior year period primarily due to growth in assets from the Columbia Management Acquisition and market appreciation.

General and administrative expense increased $128 million, or 53%, to $368 million for the three months ended March 31, 2011 compared to $240 million for the prior year period. Integration charges increased $24 million to $29 million for the three months ended March 31, 2011 compared to $5 million in the prior year period. Operating general and administrative expense, which excludes integration charges, increased $104 million, or 44%, to $339 million for the three months ended March 31, 2011 compared to $235 million for the prior year period primarily due to increased operating costs of Columbia Management, as well as investments at Columbia Management and Threadneedle.

Annuities

Our Annuities segment provides variable and fixed annuity products of RiverSource Life companies to retail clients. Prior to the fourth quarter of 2010, our variable annuity products were distributed through affiliated financial advisors as well as unaffiliated advisors through third-party distribution. During the fourth quarter of 2010, we discontinued new sales of our variable annuities in non-Ameriprise channels to further strengthen the risk and return characteristics of the business. Our fixed annuity products are distributed through affiliated advisors as well as unaffiliated advisors through third-party distribution. Revenues for our variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for our fixed annuity products are primarily earned as net investment income on invested assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. We also earn net investment income on invested assets supporting reserves for immediate annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Intersegment revenues for this segment reflect fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource Variable Series Trust, Columbia Funds Variable Insurance Trust, Columbia Funds Variable Insurance Trust I and Wanger Advisors Trust funds under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

Management believes that operating measures, which exclude net realized gains or losses and the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization, for our Annuities segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Annuities segment:

	Three Months Ended March 31,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$155	$—	$155	$127	$—	$127	$28	22%
Distribution fees	76	—	76	70	—	70	6	9
Net investment income	320	(3)	323	330	3	327	(4)	(1)
Premiums	34	—	34	31	—	31	3	10
Other revenues	55	—	55	44	—	44	11	25
Total revenues	640	(3)	643	602	3	599	44	7
Banking and deposit interest expense	—	—	—	—	—	—	—	—
Total net revenues	640	(3)	643	602	3	599	44	7
Expenses
Distribution expenses	76	—	76	61	—	61	15	25
Interest credited to fixed accounts	172	—	172	192	—	192	(20)	(10)
Benefits, claims, losses and settlement expenses	123	27	96	118	23	95	1	1
Amortization of deferred acquisition costs	63	(10)	73	60	(6)	66	7	11
General and administrative expense	52	—	52	51	—	51	1	2
Total expenses	486	17	469	482	17	465	4	1
Pretax income	$154	$(20)	$174	$120	$(14)	$134	$40	30%

(1)       Adjustments include net realized gains or losses and the market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization.

Our Annuities segment pretax income increased $34 million, or 28%, to $154 million for the three months ended March 31, 2011 compared to $120 million for the period year period. Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization, increased $40 million, or 30%, to $174 million for the three months ended March 31, 2011 compared to $134 million in the prior year period.

Net Revenues

Net revenues increased $38 million, or 6%, to $640 million for the three months ended March 31, 2011 compared to $602 million for the prior year period. Operating net revenues, which exclude net realized gains or losses, increased $44 million, or 7%, to $643 million for the three months ended March 31, 2011 compared to $599 million for the prior year period reflecting increased management fees from higher separate account balances and higher fees from variable annuity guarantees.

Management and financial advice fees increased $28 million, or 22%, to $155 million for the three months ended March 31, 2011 compared to $127 million for the prior year period due to higher fees on variable annuities driven by higher separate account balances. Average variable annuities contract accumulation values increased $9.6 billion, or 19%, from the prior year period due to higher equity market levels and net inflows. Variable annuity net inflows in the first quarter of 2011 included strong sales in the Ameriprise channel. We discontinued new sales of variable annuities through non-Ameriprise channels in the fourth quarter of 2010 to further strengthen the risk return characteristics of the business, and the resulting outflows were in line with expectations.

Distribution fees increased $6 million, or 9%, to $76 million for the three months ended March 31, 2011 compared to $70 million for the prior year period primarily due to higher fees on variable annuities driven by higher separate account balances.

Net investment income decreased $10 million, or 3%, to $320 million for the three months ended March 31, 2011 compared to $330 million in the prior year period. Operating net investment income, which excludes net realized gains or losses, decreased $4 million, or 1%, to $323 million for the three months ended March 31, 2011 compared to $327 million for the prior year period due to a decrease in investment income on fixed maturity securities reflecting lower investments in the general account due to the implementation of changes to the Portfolio Navigator program in the second quarter of 2010, partially offset by higher investment yields.

Premiums increased $3 million, or 10%, to $34 million for the three months ended March 31, 2011 compared to $31 million for the prior year period due to higher sales of immediate annuities with life contingencies.

Other revenues increased $11 million, or 25%, to $55 million for the three months ended March 31, 2011 compared to $44 million for the prior year period due to higher fees from variable annuity guarantees driven by higher in force amounts.

Expenses

Total expenses increased $4 million, or 1%, to $486 million for the three months ended March 31, 2011 compared to $482 million for the prior year period. Operating expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization, increased $4 million, or 1%, to $469 million for the three months ended March 31, 2011 compared to $465 million for the prior year period primarily due to an increase in distribution expenses and amortization of DAC partially offset by a decrease in interest credited to fixed accounts.

Distribution expenses increased $15 million, or 25%, to $76 million for the three months ended March 31, 2011 compared to $61 million for the prior year period primarily due to higher variable annuity compensation.

Interest credited to fixed accounts decreased $20 million, or 10%, to $172 million for the three months ended March 31, 2011 compared to $192 million for the prior year period driven by lower average variable annuities fixed sub-account balances and a lower average crediting rate on interest sensitive fixed annuities, as well as lower average fixed annuity account balances. Average variable annuities fixed sub-account balances decreased $1.3 billion, or 21%, to $4.8 billion for the first quarter of 2011 compared to the prior year period primarily due to the implementation of changes to the Portfolio Navigator program in the second quarter of 2010. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.7% in the first quarter of 2011 compared to 3.9% in the prior year period. Average fixed annuities contract accumulation values decreased $229 million, or 2%, to $14.4 billion for the first quarter of 2011 compared to the prior year period.

Amortization of DAC increased $3 million, or 5%, to $63 million for the three months ended March 31, 2011 compared to $60 million in the prior year period. Operating amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, increased $7 million, or 11%, to $73 million for the three months ended March 31, 2011 compared to $66 million in the prior year period primarily due to higher variable annuity gross profits.

Protection

Our Protection segment offers a variety of protection products to address the protection and risk management needs of our retail clients including life, disability income and property-casualty insurance. Life and disability income products are primarily distributed through Ameriprise advisors. Our property-casualty products are sold direct, primarily through affinity relationships. We issue insurance policies through our life insurance subsidiaries and the property casualty companies. The primary sources of revenues for this segment are premiums, fees, and charges we receive to assume insurance-related risk. We earn net investment income on invested assets supporting insurance reserves and capital supporting the business. We also receive fees based on the level of assets supporting variable universal life separate account balances. This segment earns intersegment revenues from fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource Variable Series Trust, Columbia Funds Variable Insurance Trust, Columbia Funds Variable Insurance Trust I and Wanger Advisors Trust funds under the variable universal life contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

Management believes that operating measures, which exclude net realized gains or losses for our Protection segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Protection segment:

	Three Months Ended March 31,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$14	$—	$14	$13	$—	$13	$1	8%
Distribution fees	23	—	23	24	—	24	(1)	(4)
Net investment income	108	1	107	103	1	102	5	5
Premiums	264	—	264	257	—	257	7	3
Other revenues	110	—	110	110	—	110	—	—
Total revenues	519	1	518	507	1	506	12	2
Banking and deposit interest expense	—	—	—	—	—	—	—	—
Total net revenues	519	1	518	507	1	506	12	2
Expenses
Distribution expenses	6	—	6	8	—	8	(2)	(25)
Interest credited to fixed accounts	35	—	35	36	—	36	(1)	(3)
Benefits, claims, losses and settlement expenses	261	—	261	236	—	236	25	11
Amortization of deferred acquisition costs	49	—	49	52	—	52	(3)	(6)
General and administrative expense	61	—	61	56	—	56	5	9
Total expenses	412	—	412	388	—	388	24	6
Pretax income	$107	$1	$106	$119	$1	$118	$(12)	(10)%

(1) Adjustments include net realized gains or losses.

Our Protection segment pretax income decreased $12 million, or 10%, to $107 million for the three months ended March 31, 2011, compared to $119 million for the prior year period. Our Protection segment pretax operating income, which excludes net realized gains or losses, decreased $12 million, or 10%, to $106 million for the three months ended March 31, 2011, compared to $118 million for the prior year period.

Net Revenues

Net revenues increased $12 million, or 2%, to $519 million for the three months ended March 31, 2011 compared to $507 million for the prior year period. Operating net revenues, which exclude net realized gains or losses, increased $12 million, or 2%, to $518 million for the three months ended March 31, 2011 compared to $506 million for the prior year period primarily due to Auto and Home premium growth and higher investment income driven by growth in assets.

Net investment income increased $5 million, or 5%, to $108 million for the three months ended March 31, 2011 compared to $103 million for the prior year period. Operating net investment income, which excludes net realized gains or losses, increased $5 million, or 5%, to $107 million for the three months ended March 31, 2011 compared to $102 million for the prior year period primarily due to growth in assets.

Premiums increased $7 million, or 3%, to $264 million for the three months ended March 31, 2011 compared to $257 million for the prior year period due to growth in Auto and Home premiums driven by higher volumes. Auto and Home policy counts increased 9% period-over-period.

Expenses

Total expenses increased $24 million, or 6%, to $412 million for the three months ended March 31, 2011 compared to $388 million for the prior year period due to an increase in benefits, claims, losses and settlement expenses.

Benefits, claims, losses and settlement expenses increased $25 million, or 11%, to $261 million for the three months ended March 31, 2011 compared to $236 million for the prior year period reflecting $5 million in higher ongoing reserve levels for universal life products with secondary guarantees and $8 million in higher auto liability reserves.

Corporate & Other

Our Corporate & Other segment consists of net investment income on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues from various investments as well as unallocated corporate expenses. The Corporate & Other segment also includes revenues and expenses of CIEs. As a result of our decision to pursue a sale of Securities America,  results of operations attributable to Securities America have been transferred to the Corporate & Other segment from the Advice & Wealth Management segment beginning in the first quarter of 2011. All prior periods have been restated.

On April 15, 2011, Securities America entered into settlement agreements relating to SAI’s sale of private placements issued by Medical Capital Holdings, Inc./Medical Capital Corporation and affiliated corporations (“Medical Capital”) and Provident Shale Royalties, LLC and affiliated corporations (“Provident Royalties”). Medical Capital and Provident Royalties are both in receivership and have been charged by the SEC for the frauds that led to SAI client losses. SAI was one of many companies that sold the securities. In exchange for release of pending arbitration and litigation claims (including certain class action claims pending against Ameriprise Financial, Inc.), the settlement agreements provide for the payment of a total of $150 million; $40 million was recorded in the fourth quarter of 2010 and we recorded a $118 million pre-tax expense in the first quarter of 2011. Securities America’s participation in the settlements does not indicate any wrongdoing.

Management believes that operating measures, which exclude net realized gains or losses, integration and restructuring charges and the impact of consolidating CIEs for our Corporate & Other segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Corporate & Other segment:

	Three Months Ended March 31,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$47	$—	$47	$42	$—	$42	$5	12%
Distribution fees	70	—	70	66	—	66	4	6
Net investment income (loss)	22	29	(7)	80	80	—	(7)	NM
Other revenues	26	20	6	83	57	26	(20)	(77)
Total revenues	165	49	116	271	137	134	(18)	(13)
Banking and deposit interest expense	—	—	—	—	—	—	—	—
Total net revenues	165	49	116	271	137	134	(18)	(13)
Expenses
Distribution expenses	97	—	97	90	—	90	7	8
Interest and debt expense	75	50	25	64	40	24	1	4
General and administrative expense	190	15	175	61	14	47	128	NM
Total expenses	362	65	297	215	54	161	136	84
Pretax income (loss)	(197)	(16)	(181)	56	83	(27)	(154)	NM
Less: Net income (loss) attributable to noncontrolling interests	(18)	(18)	—	82	82	—	—	—%
Pretax loss attributable to Ameriprise Financial	$(179)	$2	$(181)	$(26)	$1	$(27)	$(154)	NM

NM Not Meaningful.

(1) Includes revenues and expenses of the CIEs, net realized gains or losses and integration charges.

The following table presents the components of the adjustments in the table above:

	Three Months Ended March 31,
	2011			2010
		Other	Total		Other	Total
	CIEs	Adjustments (1)	Adjustments	CIEs	Adjustments (1)	Adjustments
	(in millions, unaudited)
Revenues
Net investment income	$27	$2	$29	$79	$1	$80
Other revenues	20	—	20	57	—	57
Total revenues	47	2	49	136	1	137
Banking and deposit interest expense	—	—	—	—	—	—
Total net revenues	47	2	49	136	1	137
Expenses
Distribution expenses	—	—	—	—	—	—
Interest and debt expense	50	—	50	40	—	40
General and administrative expense	15	—	15	14	—	14
Total expenses	65	—	65	54	—	54
Pretax income (loss)	(18)	2	(16)	82	1	83
Less: Net income (loss) attributable to noncontrolling interests	(18)	—	(18)	82	—	82
Pretax income attributable to Ameriprise Financial	$—	$2	$2	$—	$1	$1

(1) Other adjustments include net realized gains or losses.

Our Corporate & Other segment pretax loss attributable to Ameriprise Financial was $179 million for the three months ended March 31, 2011 compared to $26 million in the prior year period. Our Corporate & Other segment pretax operating loss attributable to Ameriprise Financial excludes net realized gains or losses, integration and restructuring charges and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss attributable to Ameriprise Financial was $181 million for the three months ended March 31, 2011 compared to $27 million in the prior year period. Corporate & Other results for the first quarter of 2011 included a $118 million pretax charge for SAI legal expenses.

Net revenues decreased $106 million, or 39%, to $165 million for the three months ended March 31, 2011 compared to $271 million for the prior year period primarily reflecting a decrease in revenues of CIEs. Operating net revenues, which exclude revenues of CIEs and net realized gains or losses, decreased $18 million, or 13%, to $116 million for the three months ended March 31, 2011 compared to $134 million for the prior year period primarily due to a decrease in other revenues.

Other revenues decreased $57 million, or 69%, to $26 million for the three months ended March 31, 2011 compared to $83 million for the prior year period. Operating other revenues, which exclude revenues of consolidated property funds, decreased $20 million, or 77%, to $6 million for the three months ended March 31, 2011 compared to $26 million for the prior year period due to a $20 million benefit from the payments related to the Reserve Funds matter in the first quarter of 2010.

Total expenses increased $147 million, or 68%, to $362 million for the three months ended March 31, 2011 compared to $215 million for the prior year period. Operating expenses, which exclude expenses of CIEs and integration and restructuring charges, increased $136 million, or 84%, to $297 million for the three months ended March 31, 2011 compared to $161 million for the prior year period primarily due to a $118 million charge for SAI legal expenses in the first quarter of 2011.

Interest and debt expense increased $11 million, or 17%, to $75 million for the three months ended March 31, 2011 compared to $64 million for the prior year period. Operating interest and debt expense, which excludes interest expense on CIE debt, increased $1 million, or 4%, to $25 million for the three months ended March 31, 2011 compared to $24 million for the prior year period.

General and administrative expense increased $129 million to $190 million for the three months ended March 31, 2011 compared to $61 million for the prior year period. Operating general and administrative expense, which excludes expenses of the CIEs and integration and restructuring charges, increased $128 million to $175 million for the three months ended March 31, 2011 compared to $47 million for the prior year period primarily due to a $118 million charge for SAI legal expense in the first quarter of 2011.

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

The following table presents, as of March 31, 2011, our non-agency residential mortgage backed and asset backed securities backed by sub-prime, Alt-A or prime mortgage loans by credit rating and vintage year:

	AAA		AA		A		BBB		BB & Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(in millions)
Sub-prime
2003 & prior	$6	$6	$—	$—	$—	$—	$—	$—	$—	$—	$6	$6
2004	10	10	—	—	6	6	7	4	8	7	31	27
2005	53	53	42	42	20	20	6	6	21	18	142	139
2006	—	—	—	—	—	—	8	8	53	40	61	48
2007	—	—	—	—	3	3	—	—	6	1	9	4
2008	—	—	6	5	—	—	—	—	—	—	6	5
Re-Remic(1)	35	37	—	—	4	4	7	7	—	—	46	48
Total Sub-prime	$104	$106	$48	$47	$33	$33	$28	$25	$88	$66	$301	$277

Alt-A
2003 & prior	$2	$2	$11	$12	$2	$3	$1	$1	$—	$—	$16	$18
2004	—	—	36	33	16	19	31	26	26	22	109	100
2005	—	—	—	—	2	1	10	8	290	223	302	232
2006	—	—	—	—	—	—	—	—	138	102	138	102
2007	—	—	—	—	—	—	—	—	187	115	187	115
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—	—
2010	80	80	—	—	—	—	—	—	—	—	80	80
Re-Remic(1)	118	119	—	—	4	4	—	—	—	—	122	123
Total Alt-A	$200	$201	$47	$45	$24	$27	$42	$35	$641	$462	$954	$770

Prime
2003 & prior	$316	$318	$—	$—	$—	$—	$—	$—	$—	$—	$316	$318
2004	115	118	25	24	24	22	27	24	27	15	218	203
2005	14	19	30	34	31	34	39	39	179	131	293	257
2006	—	—	16	18	—	—	—	—	35	34	51	52
2007	54	58	—	—	—	—	—	—	13	10	67	68
Re-Remic(1)	2,078	2,238	74	89	21	21	—	—	10	21	2,183	2,369
Total Prime	$2,577	$2,751	$145	$165	$76	$77	$66	$63	$264	$211	$3,128	$3,267

Grand Total	$2,881	$3,058	$240	$257	$133	$137	$136	$123	$993	$739	$4,383	$4,314

(1)

Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement has been increased through the Re-Remic process on the securities we own.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2011. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $59 million, net of DAC and DSIC amortization and income taxes, based on March 31, 2011 credit spreads.

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during the three months ended March 31, 2011. At March 31, 2011, we had $2.5 billion in cash and cash equivalents compared to $2.9 billion at December 31, 2010. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that we entered into on September 30, 2010 and which expires in September 2011. Under the terms of the underlying credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this credit facility and had $1 million of outstanding letters of credit at March 31, 2011.

In March 2010, we issued $750 million of 5.30% senior notes due 2020. A portion of the proceeds was used to retire $340 million of debt that matured in November 2010. On April 30, 2010, we closed on the Columbia Management Acquisition and paid $866 million in the second quarter with cash on hand and assumed liabilities of $30 million. Our subsidiaries, Ameriprise Bank, FSB and RiverSource Life Insurance Company (“RiverSource Life”), are members of the Federal Home Loan Bank (“FHLB”) of Des Moines, which provides these subsidiaries with access to collateralized borrowings. As of March 31, 2011, we had no borrowings from the FHLB. Beginning in 2010, we entered into repurchase agreements to reduce reinvestment risk from higher levels of expected annuity net cash flows. Repurchase agreements allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at March 31, 2011 was $497 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

Dividends from Subsidiaries

Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company (“ACC”), AMPF Holding Corporation, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, Inc. (“AFSI”) and our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. (“AEIS”), our Auto and Home insurance subsidiary, IDS Property Casualty Insurance Company (“IDS Property Casualty”), doing business as Ameriprise Auto & Home Insurance, our transfer agent subsidiary, Columbia Management Investment Services Corp., our investment advisory company, Columbia Management Investment Advisers, LLC, and Threadneedle. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(in millions)
RiverSource Life(1)(2)	$3,779	$3,813	N/A	$652
RiverSource Life of NY(1)(2)	302	291	N/A	38
IDS Property Casualty(1)(3)	417	411	$142	141
Ameriprise Insurance Company(1)(3)	44	44	2	2
ACC(4)(5)	175	184	166	173
Threadneedle(6)	264	182	174	104
Ameriprise Bank, FSB(7)	319	302	313	294
AFSI(3)(4)	109	119	2	1
Ameriprise Captive Insurance Company(3)	39	38	18	12
Ameriprise Trust Company(3)	44	41	41	40
AEIS(3)(4)	111	115	37	35
Securities America, Inc.(3)(4)	5	2	#	#
RiverSource Distributors, Inc.(3)(4)	21	24	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	41	27	#	#

#    Amounts are less than $1 million.

(1)    Actual capital is determined on a statutory basis.

(2)    Regulatory capital requirement is based on the statutory risk-based filing.

(3)    Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of March 31, 2011 and December 31, 2010.

(4)    Actual capital is determined on an adjusted GAAP basis.

(5)    ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)    Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The actual capital and the regulatory capital requirements for March 31, 2011 represent management’s preliminary internal assessment of the risk based requirement specified by FSA regulations.

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

During the three months ended March 31, 2011, the parent holding company received cash dividends or a return of capital from its subsidiaries of $295 million (including $200 million from RiverSource Life) and contributed cash to its subsidiaries of $27 million. During the three months ended March 31, 2010, the parent holding company received cash dividends or a return of capital from its subsidiaries of $530 million (including $425 million from RiverSource Life) and contributed cash to its subsidiaries of $15 million.

Dividends Paid to Shareholders and Share Repurchases

We paid regular quarterly cash dividends to our shareholders totaling $46 million and $45 million for the three months ended March 31, 2011 and 2010, respectively. On April 25, 2011, our Board of Directors declared a quarterly cash dividend of $0.23 per common share. The dividend will be paid on May 20, 2011 to our shareholders of record at the close of business on May 6, 2011.

On May 11, 2010, we announced that our board of directors authorized an expenditure of up to $1.5 billion for the repurchase of shares of our common stock through the date of our 2012 annual shareholders meeting. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the three months ended March 31, 2011, we repurchased a total of 6.5 million shares of our common stock at an average price of $61.17 per share. As of March 31, 2011, we had $531 million remaining under our share repurchase authorization.

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

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2011 decreased $104 million to $15 million compared to $119 million for the three months ended March 31, 2010. Net cash provided by operating activities in the first quarter of 2011 included a negative impact of $400 million related to CIEs compared to $56 million in the prior year period. Net cash provided by operating activities in the first quarter of 2011 included an increase in cash generated from higher asset-based fee revenue, partially offset by higher payments for distribution, as well as an increase in integration related payments and performance based compensation compared to the prior year period. In addition, income taxes paid decreased $144 million in the first quarter of 2011 compared to the prior year period.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.

Net cash used in investing activities was $73 million for the three months ended March 31, 2011 compared to net cash provided by investing activities of $851 million for the three months ended March 31, 2010. Cash used to purchase Available-for-Sale securities increased $570 million compared to the prior year period and cash proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities decreased $613 million compared to the prior year period.

Financing Activities

Net cash used in financing activities was $347 million for the three months ended March 31, 2011 compared to net cash provided by financing activities of $759 million for the three months ended March 31, 2010, a decrease in cash of $1.1 billion driven by a $378 million increase in repurchases of common stock compared to the prior year period and cash proceeds of $744 million from the issuance of our senior notes in March 2010.

Contractual Commitments

There have been no material changes to our contractual obligations disclosed in our 2010 10-K.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements disclosed in our 2010 10-K.

Forward-Looking Statements

This report contains forward-looking statements that reflect management’s plans, estimates and beliefs. Actual results could differ materially from those described in these forward-looking statements. Examples of such forward-looking statements include:

•           statements of the Company’s plans, intentions, positioning, expectations, objectives or goals, including those relating to asset flows, mass affluent and affluent client acquisition strategy, client retention and growth of our client base, financial advisor productivity, retention, recruiting and enrollments, acquisition integration, general and administrative costs; consolidated tax rate, return of capital to shareholders, and excess capital position and financial flexibility to capture additional growth opportunities;

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

•          changes in relevant accounting standards, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or to be implemented in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act;

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

•          with respect to VIE pooled investments the Company has determined do not require consolidation under GAAP, the Company’s assessment that it does not have the power over the VIE or hold a variable interest in these investments for which the Company has the potential to receive significant benefits or to absorb significant losses;

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

•          the Company’s ability to pursue and complete strategic transactions and initiatives, including acquisitions, divestitures, joint ventures and the development of new products and services;

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

Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of our 2010 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the “Quantitative and Qualitative Disclosures About Market Risk” discussion included as Part II, Item 7A of our 2010 10-K.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2011.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in Note 14 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of our 2010 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of 2011:

			(c)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2011
Share repurchase program(1)	545,343	$59.53	545,343	$894,216,516
Employee transactions(2)	130,418	$59.46	N/A	N/A
February 1 to February 28, 2011
Share repurchase program(1)	1,727,676	$61.82	1,727,676	$787,416,718
Employee transactions(2)	153,883	$61.11	N/A	N/A
March 1 to March 31, 2011
Share repurchase program(1)	4,188,794	$61.11	4,188,794	$531,425,219
Employee transactions(2)	605	$64.00	N/A	N/A
Totals
Share repurchase program	6,461,813	$61.17	6,461,813
Employee transactions	284,906	$60.36	N/A
	6,746,719		6,461,813

N/A	Not applicable.

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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: May 2, 2011	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date: May 2, 2011	By	/s/ David K. Stewart
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

10.1*	Ameriprise Financial Performance Cash Unit Plan Supplement to the Long-Term Incentive Award Program Guide.

10.2*	Ameriprise Financial Form of Award Certificate—Performance Cash Unit Plan Award.

10.3*	Ameriprise Financial Performance Share Unit Plan Supplement to the Long-Term Incentive Award Program Guide.

10.4*	Ameriprise Financial Form of Award Certificate—Performance Share Unit Plan Award.

31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, formatted in XBRL: (i) Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010; (ii) Consolidated Balance Sheets at March 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; (iv) Consolidated Statements of Equity for the three months ended March 31, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.

E-1