Form 10-Q
period 2011-06-30
AMERIPRISE FINANCIAL INC
filed 2011-08-09
CIK 820027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2011
Common Stock (par value $.01 per share)	236,078,732 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Management and financial advice fees	$1,172	$910	$2,309	$1,642
Distribution fees	416	387	813	713
Net investment income	498	655	1,013	1,244
Premiums	312	299	604	581
Other revenues	236	231	440	481
Total revenues	2,634	2,482	5,179	4,661
Banking and deposit interest expense	11	20	24	41
Total net revenues	2,623	2,462	5,155	4,620

Expenses
Distribution expenses	643	528	1,262	964
Interest credited to fixed accounts	212	231	419	459
Benefits, claims, losses and settlement expenses	406	297	788	649
Amortization of deferred acquisition costs	138	171	254	289
Interest and debt expense	75	74	150	138
General and administrative expense	750	699	1,496	1,301
Total expenses	2,224	2,000	4,369	3,800
Income from continuing operations before income tax provision	399	462	786	820
Income tax provision	114	66	207	130
Income from continuing operations	285	396	579	690
Income (loss) from discontinued operations, net of tax	(4)	2	(75)	4
Net income	281	398	504	694
Less: Net income (loss) attributable to noncontrolling interests	(28)	139	(46)	221
Net income attributable to Ameriprise Financial	$309	$259	$550	$473

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$1.28	$0.98	$2.51	$1.80
Income (loss) from discontinued operations	(0.02)	0.01	(0.30)	0.01
Net income	$1.26	$0.99	$2.21	$1.81
Diluted
Income from continuing operations	$1.25	$0.97	$2.46	$1.77
Income (loss) from discontinued operations	(0.02)	0.01	(0.30)	0.01
Net income	$1.23	$0.98	$2.16	$1.78

Weighted average common shares outstanding
Basic	245.5	261.1	248.5	260.9
Diluted	251.0	265.3	254.3	265.1

Cash dividends paid per common share	$0.23	$0.18	$0.41	$0.35

Supplemental Disclosures:
Net investment income:
Net investment income before impairment losses on securities	$514	$656	$1,031	$1,275
Total other-than-temporary impairment losses on securities	(43)	—	(43)	(32)
Portion of loss recognized in other comprehensive income	27	(1)	25	1
Net impairment losses recognized in net investment income	(16)	(1)	(18)	(31)
Net investment income	$498	$655	$1,013	$1,244

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Cash and cash equivalents	$2,528	$2,838
Investments	37,947	37,053
Separate account assets	70,763	68,330
Receivables	5,239	4,849
Deferred acquisition costs	4,582	4,619
Restricted and segregated cash	1,478	1,516
Other assets	5,341	4,965
Assets held for sale	162	173
Total assets before consolidated investment entities	128,040	124,343

Consolidated Investment Entities:
Cash	479	472
Investments, at fair value	5,416	5,444
Receivables (includes $62 and $33, respectively, at fair value)	96	60
Other assets, at fair value	1,107	895
Total assets of consolidated investment entities	7,098	6,871
Total assets	$135,138	$131,214

Liabilities and Equity Liabilities:
Future policy benefits and claims	$30,002	$30,208
Separate account liabilities	70,763	68,330
Customer deposits	9,430	8,779
Short-term borrowings	505	397
Long-term debt	2,332	2,317
Accounts payable and accrued expenses	1,045	1,112
Other liabilities	3,724	2,983
Liabilities held for sale	190	79
Total liabilities before consolidated investment entities	117,991	114,205

Consolidated Investment Entities:
Debt (includes $5,234 and $5,171, respectively, at fair value)	5,702	5,535
Accounts payable and accrued expenses	27	22
Other liabilities (includes $177 and $154, respectively, at fair value)	190	167
Total liabilities of consolidated investment entities	5,919	5,724
Total liabilities	123,910	119,929

Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 303,034,371 and 301,366,044, respectively)	3	3
Additional paid-in capital	6,108	6,029
Retained earnings	6,629	6,190
Appropriated retained earnings of consolidated investment entities	494	558
Treasury shares, at cost (65,974,154 and 54,668,152 shares, respectively)	(3,319)	(2,620)
Accumulated other comprehensive income, net of tax	633	565
Total Ameriprise Financial, Inc. shareholders’ equity	10,548	10,725
Noncontrolling interests	680	560
Total equity	11,228	11,285
Total liabilities and equity	$135,138	$131,214

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$504	$694
Adjustments to reconcile net income to net cash provided by operating activities:
Capitalization of deferred acquisition and sales inducement costs	(254)	(259)
Amortization of deferred acquisition and sales inducement costs	284	324
Depreciation, amortization and accretion, net	67	48
Deferred income tax expense	45	426
Share-based compensation	80	70
Net realized investment gains	(21)	(39)
Other-than-temporary impairments and provision for loan losses	24	35
Net loss (income) attributable to noncontrolling interests	46	(221)
Changes in operating assets and liabilities before consolidated investment entities:
Restricted and segregated cash	(13)	22
Trading securities and equity method investments, net	(61)	7
Future policy benefits and claims, net	17	54
Receivables	(157)	(319)
Brokerage deposits	48	(39)
Accounts payable and accrued expenses	(75)	83
Derivatives collateral, net	61	533
Other, net	225	(200)
Changes in operating assets and liabilities of consolidated investment entities, net	(162)	179
Net cash provided by operating activities	658	1,398

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	644	1,192
Maturities, sinking fund payments and calls	3,025	3,204
Purchases	(4,111)	(3,474)
Proceeds from sales, maturities and repayments of commercial mortgage loans	112	107
Funding of commercial mortgage loans	(62)	(82)
Proceeds from sales of other investments	88	92
Purchase of other investments	(151)	(23)
Purchase of investments by consolidated investment entities	(1,785)	(1,010)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	1,949	933
Return of capital in investments of consolidated investment entities	6	2
Purchase of land, buildings, equipment and software	(89)	(54)
Change in policy and certificate loans, net	(4)	(6)
Acquisitions	—	(866)
Change in consumer banking loans and credit card receivables, net	(216)	(196)
Other, net	(2)	(8)
Net cash used in investing activities	(596)	(189)

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(in millions)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	$487	$554
Maturities, withdrawals and cash surrenders	(750)	(1,120)
Change in other banking deposits	864	463
Policyholder and contractholder account values:
Consideration received	626	833
Net transfers to separate accounts	(59)	(1,277)
Surrenders and other benefits	(712)	(692)
Deferred premium options, net	(125)	(77)
Issuance of debt, net of issuance costs	—	744
Repayments of debt	(6)	—
Change in short-term borrowings, net	108	484
Dividends paid to shareholders	(103)	(91)
Repurchase of common shares	(795)	(206)
Exercise of stock options	49	45
Excess tax benefits from share-based compensation	37	5
Borrowings by consolidated investment entities	121	58
Repayments of debt by consolidated investment entities	(180)	(177)
Noncontrolling interests investments in subsidiaries	101	29
Distributions to noncontrolling interests	(36)	(40)
Other, net	(1)	(2)
Net cash used in financing activities	(374)	(467)
Effect of exchange rate changes on cash	4	(12)
Net increase (decrease) in cash and cash equivalents (1)	(308)	730
Cash and cash equivalents at beginning of period (1)	2,861	3,097
Cash and cash equivalents at end of period (1)	$2,553	$3,827

Supplemental Disclosures:
Interest paid on debt before consolidated investment entities	$70	$61
Income taxes paid, net	223	53
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	111	17

(1) Cash and cash equivalents includes cash held for sale. See Note 17 for additional information.

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in millions, except share data)

	Ameriprise Financial, Inc.
					Appropriated
					Retained
					Earnings of		Accumulated
	Number of		Additional		Consolidated		Other	Non-
	Outstanding	Common	Paid-In	Retained	Investment	Treasury	Comprehensive	controlling
	Shares	Shares	Capital	Earnings	Entities	Shares	Income	Interests	Total
Balances at January 1, 2010	255,095,491	$3	$5,748	$5,276	$—	$(2,023)	$265	$603	$9,872
Change in accounting principle	—	—	—	—	473	—	—	—	473
Comprehensive income:
Net income	—	—	—	473	—	—	—	221	694
Net income reclassified to appropriated retained earnings	—	—	—	—	147	—	—	(147)	—
Other comprehensive income, net of tax:
Change in net unrealized securities gains	—	—	—	—	—	—	379	—	379
Change in noncredit related im-pairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	2	—	2
Change in net unrealized derivatives gains	—	—	—	—	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	—	—	—	(37)	(45)	(82)
Total comprehensive income									991
Dividends paid to shareholders	—	—	—	(91)	—	—	—	—	(91)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	29	29
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(40)	(40)
Repurchase of common shares	(6,270,836)	—	—	—	—	(236)	—	—	(236)
Share-based compensation plans	3,213,595	—	121	—	—	—	—	—	121
Balances at June 30, 2010	252,038,250	$3	$5,869	$5,658	$620	$(2,259)	$607	$621	$11,119

Balances at January 1, 2011	246,697,892	$3	$6,029	$6,190	$558	$(2,620)	$565	$560	$11,285
Comprehensive income:
Net income (loss)	—	—	—	550	—	—	—	(46)	504
Net loss reclassified to appropriated retained earnings	—	—	—	—	(64)	—	—	64	—
Other comprehensive income, net of tax:
Change in net unrealized securities gains	—	—	—	—	—	—	73	—	73
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	4	—	4
Change in net unrealized derivatives gains	—	—	—	—	—	—	(22)	—	(22)
Foreign currency translation adjustment	—	—	—	—	—	—	13	14	27
Total comprehensive income									586
Dividends paid to shareholders	—	—	—	(103)	—	—	—	—	(103)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	101	101
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(36)	(36)
Repurchase of common shares	(12,972,436)	—	—	—	—	(780)	—	—	(780)
Share-based compensation plans	3,334,761	—	79	(8)	—	81	—	23	175
Balances at June 30, 2011	237,060,217	$3	$6,108	$6,629	$494	$(3,319)	$633	$680	$11,228

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

The accompanying Consolidated Financial Statements include the accounts of Ameriprise Financial, Inc., companies in which it directly or indirectly has a controlling financial interest and variable interest entities (“VIEs”) in which it is the primary beneficiary (collectively, the “Company”). The income or loss generated by consolidated entities which will not be realized by the Company’s shareholders is attributed to noncontrolling interests in the Consolidated Statements of Operations. Noncontrolling interests are the ownership interests in subsidiaries not attributable, directly or indirectly, to Ameriprise Financial, Inc. and are classified as equity within the Consolidated Balance Sheets. The Company excluding noncontrolling interests is defined as “Ameriprise Financial.” All material intercompany transactions and balances have been eliminated in consolidation. See Note 3 for additional information related to VIEs.

During the first quarter of 2011, management decided to identify an appropriate buyer for Securities America Financial Corporation and its subsidiaries (collectively, “Securities America”). Management believes a sale would allow Securities America to focus on growth opportunities in the independent channel and would allow the Company to devote resources to the Ameriprise branded advisor business. During the second quarter of 2011, the results of Securities America have been presented as discontinued operations for all periods presented and the related assets and liabilities have been classified as held for sale. See Note 17 for additional information on discontinued operations.

The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. Except for the adjustment described below, all adjustments made were of a normal recurring nature.

In the second quarter of 2010, the Company made an adjustment for revisions to certain calculations in its valuation of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) which resulted in a $33 million pretax benefit ($21 million after-tax).

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain reclassifications of prior period amounts have been made to conform to the current presentation. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011.

The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued.

2.  Recent Accounting Pronouncements

Adoption of New Accounting Standards

Fair Value

In January 2010, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to disclosures on fair value measurements. The standard expands the current disclosure requirements to include additional detail about significant transfers between Levels 1 and 2 within the fair value hierarchy and presents activity in the rollforward of Level 3 activity on a gross basis. The standard also clarifies existing disclosure requirements related to the level of disaggregation to be used for assets and liabilities as well as disclosures on the inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the Level 3 rollforward, which are effective for interim and annual periods beginning after December 15, 2010. The Company adopted the standard in the first quarter of 2010, except for the additional disclosures related to the Level 3 rollforward, which the Company adopted in the first quarter of 2011. The adoption did not have any effect on the Company’s consolidated results of operations and financial condition. See Note 3 and Note 11 for the required disclosures.

Consolidation of Variable Interest Entities

In June 2009, the FASB updated the accounting standards related to the consolidation of VIEs. The standard amends the guidance on the determination of the primary beneficiary of a VIE from a quantitative model to a qualitative model and requires

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

additional disclosures about an enterprise’s involvement in VIEs. Under the new qualitative model, the primary beneficiary must have both the power to direct the activities of the VIE and the obligation to absorb losses or the right to receive gains that could be potentially significant to the VIE. In February 2010, the FASB amended this guidance to defer application of the consolidation requirements for certain investment funds. The standards are effective for interim and annual reporting periods beginning after November 15, 2009. The Company adopted the standards effective January 1, 2010 and as a result consolidated certain collateralized debt obligations (“CDOs”). At adoption, the Company recorded a $5.5 billion increase to assets and a $5.1 billion increase to liabilities. The difference between the fair value of the assets and liabilities of the CDOs was recorded as a cumulative effect increase of $473 million to appropriated retained earnings of consolidated investment entities. Such amounts are recorded as appropriated retained earnings as the CDO note holders, not Ameriprise Financial, ultimately will receive the benefits or absorb the losses associated with the assets and liabilities of the CDOs. Subsequent to the adoption, the net change in fair value of the assets and liabilities of the CDOs will be recorded as net income attributable to noncontrolling interests and as an adjustment to appropriated retained earnings of consolidated investment entities. See Note 3 for additional information related to the application of the amended VIE consolidation model and the required disclosures.

Future Adoption of New Accounting Standards

Comprehensive Income

In June 2011, the FASB updated the accounting standards related to the presentation of comprehensive income. The standard requires entities to present all nonowner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For both options, an entity is required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not affect how earnings per share is calculated or presented. The standard is effective for interim and annual periods beginning after December 15, 2011. The standard is to be applied retrospectively. The adoption of the standard will not impact the Company’s consolidated results of operations and financial condition.

Fair Value

In May 2011, the FASB updated the accounting standards related to fair value measurement and disclosure requirements. The standard requires entities, for assets and liabilities measured at fair value in the statement of financial position which are Level 3 fair value measurements, to disclose quantitative information about unobservable inputs and assumptions used in the measurements, a description of the valuation processes in place, and a qualitative discussion about the sensitivity of the measurements to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. In addition, the standard requires disclosure of fair value by level within the fair value hierarchy for each class of assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The standard is effective for interim and annual periods beginning on or after December 15, 2011. The adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB updated the accounting standards related to accounting for repurchase agreements and other similar agreements. The standard modifies the criteria for determining when these transactions would be accounted for as secured borrowings as opposed to sales. The standard is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 31, 2011. The adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB updated the accounting standards for DAC. Under this new standard, only the following costs incurred in the acquisition of new and renewal insurance contracts would be capitalizable as DAC: (i) incremental direct costs of a successful contract acquisition, (ii) portions of employees’ salaries and benefits directly related to time spent performing specified acquisition activities (that is, underwriting, policy issuance and processing, medical and inspection, and sales force contract selling) for a contract that has actually been acquired, (iii) other costs related to the specified acquisition activities that would not have been incurred had the acquisition contract not occurred, and (iv) advertising costs that meet the capitalization criteria in other U.S. GAAP guidance for certain direct-response marketing. All other costs are to be expensed as incurred. The standard is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted if it is at the beginning of an entity’s annual reporting period. The standard is to be applied prospectively; however, retrospective application to all prior periods presented is permitted but not required. The Company will adopt the standard on January 1, 2012. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables reflect the impact of consolidated investment entities on the Consolidated Balance Sheets and the Consolidated Statements of Operations:

	June 30, 2011
	Before	Consolidated
	Consolidation	Investment Entities	Eliminations	Total
	(in millions)
Total assets	$128,099	$7,098	$(59)	$135,138

Total liabilities	$117,991	$5,919	$—	$123,910
Total Ameriprise Financial, Inc. shareholders’ equity	10,084	523	(59)	10,548
Noncontrolling interests equity	24	656	—	680
Total liabilities and equity	$128,099	$7,098	$(59)	$135,138

	December 31, 2010
	Before	Consolidated
	Consolidation	Investment Entities	Eliminations	Total
	(in millions)
Total assets	$124,401	$6,871	$(58)	$131,214

Total liabilities	$114,205	$5,724	$—	$119,929
Total Ameriprise Financial, Inc. shareholders’ equity	10,196	587	(58)	10,725
Noncontrolling interests equity	—	560	—	560
Total liabilities and equity	$124,401	$6,871	$(58)	$131,214

	Three Months Ended June 30, 2011
	Before	Consolidated
	Consolidation	Investment Entities	Eliminations	Total
	(in millions)
Total net revenues	$2,598	$35	$(10)	$2,623
Total expenses	2,171	63	(10)	2,224
Income (loss) from continuing operations before income tax provision	427	(28)	—	399
Income tax provision	114	—	—	114
Income (loss) from continuing operations	313	(28)	—	285
Loss from discontinued operations, net of tax	(4)	—	—	(4)
Net income (loss)	309	(28)	—	281
Net loss attributable to noncontrolling interests	—	(28)	—	(28)
Net income attributable to Ameriprise Financial	$309	$—	$—	$309

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Six Months Ended June 30, 2011
	Before	Consolidated
	Consolidation	Investment Entities	Eliminations	Total
	(in millions)
Total net revenues	$5,093	$82	$(20)	$5,155
Total expenses	4,261	128	(20)	4,369
Income (loss) from continuing operations before income tax provision	832	(46)	—	786
Income tax provision	207	—	—	207
Income (loss) from continuing operations	625	(46)	—	579
Loss from discontinued operations, net of tax	(75)	—	—	(75)
Net income (loss)	550	(46)	—	504
Net loss attributable to noncontrolling interests	—	(46)	—	(46)
Net income attributable to Ameriprise Financial	$550	$—	$—	$550

	Three Months Ended June 30, 2010
	Before	Consolidated
	Consolidation	Investment Entities	Eliminations	Total
	(in millions)
Total net revenues	$2,271	$201	$(10)	$2,462
Total expenses	1,948	62	(10)	2,000
Income from continuing operations before income tax provision	323	139	—	462
Income tax provision	66	—	—	66
Income from continuing operations	257	139	—	396
Income from discontinued operations, net of tax	2	—	—	2
Net income	259	139	—	398
Net income attributable to noncontrolling interests	—	139	—	139
Net income attributable to Ameriprise Financial	$259	$—	$—	$259

	Six Months Ended June 30, 2010
	Before	Consolidated
	Consolidation	Investment Entities	Eliminations	Total
	(in millions)
Total net revenues	$4,302	$337	$(19)	$4,620
Total expenses	3,703	116	(19)	3,800
Income from continuing operations before income tax provision	599	221	—	820
Income tax provision	130	—	—	130
Income from continuing operations	469	221	—	690
Income from discontinued operations, net of tax	4	—	—	4
Net income	473	221	—	694
Net income attributable to noncontrolling interests	—	221	—	221
Net income attributable to Ameriprise Financial	$473	$—	$—	$473

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Corporate debt securities	$—	$347	$6	$353
Common stocks	38	88	23	149
Other structured investments	—	60	3	63
Syndicated loans	—	4,605	246	4,851
Total investments	38	5,100	278	5,416
Receivables	—	62	—	62
Other assets	—	10	1,097	1,107
Total assets at fair value	$38	$5,172	$1,375	$6,585

Liabilities
Debt	$—	$—	$5,234	$5,234
Other liabilities	—	177	—	177
Total liabilities at fair value	$—	$177	$5,234	$5,411

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments
Corporate debt securities	$—	$418	$6	$424
Common stocks	26	53	11	90
Other structured investments	—	39	22	61
Syndicated loans	—	4,867	—	4,867
Trading securities	—	2	—	2
Total investments	26	5,379	39	5,444
Receivables	—	33	—	33
Other assets	—	8	887	895
Total assets at fair value	$26	$5,420	$926	$6,372

Liabilities
Debt	$—	$—	$5,171	$5,171
Other liabilities	—	154	—	154
Total liabilities at fair value	$—	$154	$5,171	$5,325

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Corporate			Other
	Debt	Common		Structured	Syndicated		Other
	Securities	Stocks		Investments	Loans		Assets		Debt
	(in millions)
Balance, April 1, 2011	$6	$26		$—	$216		$920		$(5,333)
Total gains (losses) included in:
Net income	—	(1	)(1)	—	—		—		(31	)(1)
Other comprehensive income	—	—		—	—		1		—
Purchases	—	—		3	68		184		—
Sales	—	—		—	(4)		—		—
Issues	—	—		—	—		—		(17)
Settlements	—	—		—	(54)		—		147
Transfers into (out of) of Level 3	—	(2	)(2)	—	20	(3)	(8	)(4)	—
Balance, June 30, 2011	$6	$23		$3	$246		$1,097		$(5,234)

Changes in unrealized gains (losses) included in income relating to assets held at June 30, 2011	$—	$(1	)(1)	$—	$1	(1)	$—		$(27	)(1)

(1)        Included in net investment income in the Consolidated Statements of Operations.

(2)        Represents securities with a fair value of $5 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service with observable inputs and securities with a fair value of $3 million that were transferred to Level 3 as the fair value of the securities is now based on a single broker quote.

(3)        Represents securities with a fair value of $47 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service with observable inputs and securities with a fair value of $67 million that were transferred to Level 3 as the fair value of the securities is now based on a single broker quote.

(4)        Represents securities that were transferred to Level 2 as the fair value of these securities is now obtained from a nationally-recognized pricing service with observable inputs.

	Corporate				Other
	Debt		Common		Structured		Other
	Securities		Stocks		Investments		Assets		Debt
	(in millions)
Balance, April 1, 2010	$15		$—		$6		$870		$(5,144)
Cumulative effect of accounting change	—		—		—		—		—
Total gains (losses) included in:
Net income	(1	)(1)	1		(1)	(1)	35	(2)	77	(1)
Other comprehensive income	—		—		—		(14)		—
Purchases, sales, issues and settlements, net	(8)		3		5		(209)		19
Balance, June 30, 2010	$6		$4		$10		$682		$(5,048)

Changes in unrealized gains (losses) included in income relating to assets held at June 30, 2010	$—		$1	(1)	$—		$5	(3)	$77	(1)

(1)             Included in net investment income in the Consolidated Statements of Operations.

(2)             Represents a $36 million gain included in other revenues and a $1 million loss included in net investment income in the Consolidated Statements of Operations.

(3)             Represents a $6 million gain included in other revenues and a $1 million loss included in net investment income in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Corporate				Other
	Debt		Common		Structured		Syndicated		Other
	Securities		Stocks		Investments		Loans		Assets		Debt
	(in millions)
Balance, January 1, 2011	$6		$11		$22		$—		$887		$(5,171)
Total gains (losses) included in:
Net income	—		5	(1)	(1	)(1)	4	(1)	4	(2)	(215	)(1)
Other comprehensive income	—		—		—		—		25		—
Purchases	—		—		3		93		196		—
Sales	(1)		—		—		(6)		(15)		—
Issues	—		—		—		—		—		(27)
Settlements	—		—		—		(56)		1		179
Transfers into (out of) of Level 3	1	(3)	7	(4)	(21	)(5)	211	(6)	(1	)(7)	—
Balance, June 30, 2011	$6		$23		$3		$246		$1,097		$(5,234)

Changes in unrealized gains (losses) included in income relating to assets and liabilities held at June 30, 2011	$—		$3	(1)	$(1	)(1)	$3	(1)	$(1	)(1)	$(211	)(1)

(1)        Included in net investment income in the Consolidated Statements of Operations.

(2)        Included in other revenues in the Consolidated Statements of Operations.

(3)        Represents securities that were transferred to Level 3 as the fair value of these securities is now based on a single broker quote.

(4)        Represents securities with a fair value of $7 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service with observable inputs and securities with a fair value of $14 million that were transferred to Level 3 as the fair value of the securities is now based on a single broker quote.

(5)        Represents securities that were transferred to Level 2 as the fair value of these securities is now obtained from a nationally-recognized pricing service with observable inputs.

(6)        Represents securities with a fair value of $47 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service with observable inputs and securities with a fair value of $258 million that were transferred to Level 3 as the fair value of the securities is now based on a single broker quote.

(7)        Represents securities with a fair value of $8 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service with observable inputs and securities with a fair value of $7 million that were transferred to Level 3 as the fair value of the securities is now based on a single broker quote.

	Corporate				Other
	Debt		Common		Structured		Other
	Securities		Stocks		Investments		Assets		Debt
	(in millions)
Balance, January 1, 2010	$—		$—		$—		$831		$—
Cumulative effect of accounting change	15		—		5		—		(4,962)
Total gains (losses) included in:
Net income	(1	)(1)	1		1	(1)	72	(2)	(106	)(1)
Other comprehensive income	—		—		—		(64)		—
Purchases, sales, issues and settlements, net	(8)		3		4		(157)		20
Balance, June 30, 2010	$6		$4		$10		$682		$(5,048)

Changes in unrealized gains (losses) included in income relating to assets and liabilities held at June 30, 2010	$—		$1	(1)	$1	(1)	$42	(3)	$(106	)(1)

(1)        Included in net investment income in the Consolidated Statements of Operations.

(2)        Represents a $73 million gain included in other revenues and a $1 million loss included in net investment income in the Consolidated Statements of Operations.

(3)        Represents a $43 million gain included in other revenues and a $1 million loss included in net investment income in the Consolidated Statements of Operations.

The Company has elected the fair value option for the financial assets and liabilities of the consolidated CDOs. Management believes that the use of the fair value option better matches the changes in fair value of assets and liabilities related to the CDOs.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

For receivables, certain other assets and other liabilities of the consolidated CDOs, the carrying value approximates fair value as the nature of these assets and liabilities has historically been short term and the receivables have been collectible. The fair value of these assets and liabilities is classified as Level 2. Other liabilities consist primarily of securities purchased but not yet settled held by consolidated CDOs. The fair value of syndicated loans obtained from nationally-recognized pricing services is classified as Level 2. The fair value of syndicated loans obtained from a single broker quote is classified as Level 3. Other assets consist primarily of properties held in consolidated pooled investment vehicles managed by Threadneedle. The fair value of these properties is determined using discounted cash flows and market comparables. Inputs into the valuation of these properties include: rental cash flows, current occupancy, historical vacancy rates, tenant history and assumptions regarding how quickly the property can be occupied and at what rental rates. Given the significance of the unobservable inputs to these measurements, these assets are classified as Level 3. The fair value of the CDO’s debt is valued using a discounted cash flow methodology. Inputs used to determine the expected cash flows include assumptions about default and recovery rates of the CDO’s underlying assets. Given the significance of the unobservable inputs to this fair value measurement, the CDO debt is classified as Level 3. See Note 11 for a description of the Company’s determination of the fair value of investments.

The following table presents the fair value and unpaid principal balance of assets and liabilities carried at fair value under the fair value option:

	June 30, 2011	December 31, 2010
	(in millions)
Syndicated loans
Unpaid principal balance	$4,980	$5,107
Excess estimated unpaid principal over fair value	(129)	(240)
Fair value	$4,851	$4,867

Fair value of loans more than 90 days past due	$37	$71
Fair value of loans in non-accrual status	37	71
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in non-accrual status or both	26	62
Debt
Unpaid principal balance	$5,740	$5,893
Excess estimated unpaid principal over fair value	(506)	(722)
Fair value	$5,234	$5,171

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

Total net gains and (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(33) million and $100 million for the three months ended June 30, 2011 and 2010, respectively. Total net gains and (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(66) million and $128 million for the six months ended June 30, 2011 and 2010, respectively. The majority of the syndicated loans and debt have floating rates; as such, changes in their fair values are primarily attributable to changes in credit spreads.

Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(in millions)
Debt of consolidated CDOs due 2012-2021	$5,234	$5,171	0.9%	1.0%
Floating rate revolving credit borrowings due 2014	419	329	5.4	5.6
Floating rate revolving credit borrowings due 2015	49	35	4.5	5.2
Total	$5,702	$5,535

The debt of the consolidated CDOs has both fixed and floating interest rates, which range from 0% to 13.3%. The interest rates on the debt of consolidated investment entities are weighted average rates based on the outstanding principal and contractual

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

interest rates. The carrying value of the debt of the consolidated CDOs represents the fair value of the aggregate debt as of June 30, 2011 and December 31, 2010. The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt of certain consolidated pooled investment vehicles managed by Threadneedle. The fair value of this debt was $468 million and $364 million as of June 30, 2011 and December 31, 2010, respectively.

4.  Investments

The following is a summary of Ameriprise Financial investments:

	June 30, 2011	December 31, 2010
	(in millions)
Available-for-Sale securities, at fair value	$33,348	$32,619
Commercial mortgage loans, net	2,524	2,577
Trading securities	644	565
Policy loans	736	733
Other investments	695	559
Total	$37,947	$37,053

Available-for-Sale securities distributed by type were as follows:

	June 30, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,366	$1,298	$(30)	$16,634	$—
Residential mortgage backed securities	7,647	350	(285)	7,712	(117)
Commercial mortgage backed securities	4,453	286	(4)	4,735	—
Asset backed securities	2,020	76	(33)	2,063	(15)
State and municipal obligations	1,971	59	(73)	1,957	—
U.S. government and agencies obligations	86	8	—	94	—
Foreign government bonds and obligations	107	17	—	124	—
Common and preferred stocks	6	4	—	10	—
Other debt obligations	19	—	—	19	—
Total	$31,675	$2,098	$(425)	$33,348	$(132)

	December 31, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,433	$1,231	$(58)	$16,606	$—
Residential mortgage backed securities	7,213	368	(323)	7,258	(117)
Commercial mortgage backed securities	4,583	293	(8)	4,868	—
Asset backed securities	1,982	78	(40)	2,020	(16)
State and municipal obligations	1,666	21	(105)	1,582	—
U.S. government and agencies obligations	135	8	—	143	—
Foreign government bonds and obligations	91	17	—	108	—
Common and preferred stocks	6	4	—	10	—
Other debt obligations	24	—	—	24	—
Total	$31,133	$2,020	$(534)	$32,619	$(133)

(1)    Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

At both June 30, 2011 and December 31, 2010, fixed maturity securities comprised approximately 88% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At both June 30, 2011 and December 31, 2010, the Company’s internal analysts rated $1.2 billion of securities, using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	June 30, 2011			December 31, 2010
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$12,202	$12,854	39%	$12,142	$12,809	39%
AA	1,833	1,917	6	1,843	1,899	6
A	4,916	5,195	15	4,449	4,670	14
BBB	10,801	11,737	35	10,536	11,408	35
Below investment grade	1,917	1,635	5	2,157	1,823	6
Total fixed maturities	$31,669	$33,338	100%	$31,127	$32,609	100%

At June 30, 2011 and December 31, 2010, approximately 34% and 29%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2011
	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in millions, except number of securities)
Corporate debt securities	98	$1,304	$(23)	7	$115	$(7)	105	$1,419	$(30)
Residential mortgage backed securities	142	1,175	(17)	132	714	(268)	274	1,889	(285)
Commercial mortgage backed securities	33	419	(4)	—	—	—	33	419	(4)
Asset backed securities	27	231	(3)	29	154	(30)	56	385	(33)
State and municipal obligations	109	342	(11)	57	235	(62)	166	577	(73)
Total	409	$3,471	$(58)	225	$1,218	$(367)	634	$4,689	$(425)

	December 31, 2010
	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in millions, except number of securities)
Corporate debt securities	115	$1,859	$(46)	13	$157	$(12)	128	$2,016	$(58)
Residential mortgage backed securities	108	782	(12)	133	712	(311)	241	1,494	(323)
Commercial mortgage backed securities	30	498	(7)	1	23	(1)	31	521	(8)
Asset backed securities	29	354	(8)	25	123	(32)	54	477	(40)
State and municipal obligations	206	696	(31)	60	232	(74)	266	928	(105)
Total	488	$4,189	$(104)	232	$1,247	$(430)	720	$5,436	$(534)

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
Beginning balance of credit losses on securities held for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$283	$290	$297	$263
Additional amount related to credit losses for which an other-than-temporary impairment was not previously recognized	13	—	13	15
Reductions for securities sold during the period (realized)	—	—	(16)	—
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	3	1	5	13
Ending balance of credit losses on securities held as of June 30 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$299	$291	$299	$291

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

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income:

	Net		Accumulated Other
	Unrealized		Comprehensive Income
	Securities	Deferred	Related to Net Unrealized
	Gains (Losses)	Income Tax	Securities Gains (Losses)
	(in millions)

Balance at January 1, 2010	$474	$(164)	$310
Net unrealized securities gains arising during the period (2)	898	(315)	583
Reclassification of gains included in net income	(8)	3	(5)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(305)	107	(198)
Balance at June 30, 2010	$1,059	$(369)	$690 (1)

Balance at January 1, 2011	$946	$(331)	$615
Net unrealized securities gains arising during the period (2)	192	(66)	126
Reclassification of gains included in net income	(5)	2	(3)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(71)	25	(46)
Balance at June 30, 2011	$1,062	$(370)	$692 (1)

(1)        Includes $(62) million and $(82) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at June 30, 2011 and June 30, 2010, respectively.

(2)        Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Gross realized gains from sales	$21	$7	$39	$40
Gross realized losses from sales	(1)	—	(18)	(1)
Other-than-temporary impairments	(16)	(1)	(18)	(31)

Other-than-temporary impairments for the three months and six months ended June 30, 2011and 2010 primarily related to credit losses on non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity at June 30, 2011 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$903	$920
Due after one year through five years	5,690	6,043
Due after five years through 10 years	6,287	6,829
Due after 10 years	4,669	5,036
	17,549	18,828
Residential mortgage backed securities	7,647	7,712
Commercial mortgage backed securities	4,453	4,735
Asset backed securities	2,020	2,063
Common and preferred stocks	6	10
Total	$31,675	$33,348

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common and preferred stocks, were not included in the maturities distribution.

Trading Securities

Net recognized gains related to trading securities held at June 30, 2011 and 2010 were $2 million and $7 million, respectively, for the three months then ended. Net recognized gains related to trading securities held at June 30, 2011 and 2010 were $5 million and $9 million, respectively, for the six months then ended.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

5.  Financing Receivables

The Company’s financing receivables include commercial mortgage loans, syndicated loans, consumer bank loans, policy loans and margin loans. The Company does not hold any loans acquired with deteriorated credit quality. Commercial mortgage loans, syndicated loans and policy loans are reflected in investments. Consumer bank loans and margin loans are reflected in receivables. Policy loans do not exceed the cash surrender value of the policy at origination. As there is minimal risk of loss related to policy loans, the Company does not record an allowance for loan losses for policy loans. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As there is minimal risk of loss related to margin loans, the allowance for loan losses is immaterial.

Allowance for Loan Losses

The following tables present a rollforward of the allowance for loan losses for the six months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	June 30, 2011
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Beginning balance	$38	$10	$16	$64
Charge-offs	(2)	—	(6)	(8)
Provisions	—	(1)	7	6
Ending balance	$36	$9	$17	$62

Ending balance: Individually evaluated for impairment	$10	$1	$2	$13
Ending balance: Collectively evaluated for impairment	26	8	15	49

	June 30, 2010
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Beginning balance	$32	$26	$13	$71
Charge-offs	(1)	(2)	(5)	(8)
Provisions	8	(10)	8	6
Ending balance	$39	$14	$16	$69

Ending balance: Individually evaluated for impairment	$7	$1	$2	$10
Ending balance: Collectively evaluated for impairment	32	13	14	59

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	June 30, 2011
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Ending balance: Individually evaluated for impairment	$76	$2	$12	$90
Ending balance: Collectively evaluated for impairment	2,484	332	1,243	4,059
Ending balance	$2,560	$334	$1,255	$4,149

	December 31, 2010
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Ending balance: Individually evaluated for impairment	$75	$1	$12	$88
Ending balance: Collectively evaluated for impairment	2,540	310	1,054	3,904
Ending balance	$2,615	$311	$1,066	$3,992

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of June 30, 2011 and December 31, 2010, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $16 million and $19 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance. During the three months and six months ended June 30, 2011, the Company purchased $108 million and $221 million, respectively, and sold $46 million and $140 million, respectively, of consumer bank loans. During the three months and six months ended June 30, 2010, the Company purchased $92 million and $149 million, respectively, and sold $82 million and $185 million, respectively, of consumer bank loans. During the three months and six months ended June 30, 2011, the Company purchased $40 million and $103 million, respectively, and sold $1 million and $2 million, respectively, of syndicated loans. During the three months and six months ended June 30, 2010, the Company purchased $6 million and sold $18 million and $22 million, respectively, of syndicated loans.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $8 million and $15 million as of June 30, 2011 and December 31, 2010, respectively. All other loans were considered to be performing.

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 3% of commercial mortgage loans as of both June 30, 2011 and December 31, 2010. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure in the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(in millions)
East North Central	$232	$242	9%	9%
East South Central	63	66	2	3
Middle Atlantic	219	215	9	8
Mountain	288	301	11	11
New England	143	156	6	6
Pacific	559	541	22	21
South Atlantic	619	625	24	24
West North Central	258	271	10	10
West South Central	179	198	7	8
	2,560	2,615	100%	100%
Less: allowance for loan losses	36	38
Total	$2,524	$2,577

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(in millions)
Apartments	$347	$351	13%	13%
Hotel	55	57	2	2
Industrial	476	475	19	18
Mixed Use	41	43	2	2
Office	700	747	27	29
Retail	837	843	33	32
Other	104	99	4	4
	2,560	2,615	100%	100%
Less: allowance for loan losses	36	38
Total	$2,524	$2,577

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Syndicated Loans

The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at June 30, 2011 and December 31, 2010 were $2 million and $3 million, respectively.

Consumer Bank Loans

The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration in determining the allowance for loan losses for residential mortgage loans, credit cards and other consumer bank loans. At a minimum, management updates FICO scores and LTV ratios semiannually.

As of June 30, 2011 and December 31, 2010, approximately 5% and 7%, respectively, of residential mortgage loans and credit cards and other consumer bank loans had FICO scores below 640. At June 30, 2011 and December 31, 2010, approximately 2% and 3%, respectively, of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for the consumer bank loans is in California representing 37% and 33% of the portfolio as of June 30, 2011 and December 31, 2010, respectively. No other state represents more than 10% of the total consumer bank loan portfolio.

6.  Deferred Acquisition Costs and Deferred Sales Inducement Costs

The balances of and changes in DAC were as follows:

	2011	2010
	(in millions)
Balance at January 1	$4,619	$4,334
Capitalization of acquisition costs	249	233
Amortization	(254)	(289)
Impact of change in net unrealized securities gains	(32)	(155)
Balance at June 30	$4,582	$4,123

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2011	2010
	(in millions)
Balance at January 1	$545	$524
Capitalization of sales inducement costs	5	26
Amortization	(30)	(35)
Impact of change in net unrealized securities gains	(5)	(22)
Balance at June 30	$515	$493

7.  Future Policy Benefits and Claims and Separate Account Liabilities

Future policy benefits and claims consisted of the following:

	June 30, 2011	December 31, 2010
	(in millions)
Fixed annuities	$16,381	$16,520
Equity indexed annuity (“EIA”) accumulated host values	74	100
EIA embedded derivatives	2	3
Variable annuity fixed sub-accounts	4,755	4,868
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	269	337
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	71	104
Other variable annuity guarantees	13	13
Total annuities	21,565	21,945
Variable universal life (“VUL”)/ universal life (“UL”) insurance	2,604	2,588
VUL/UL insurance additional liabilities	172	143
Other life, disability income and long term care insurance	5,114	5,004
Auto, home and other insurance	407	394
Policy claims and other policyholders’ funds	140	134
Total	$30,002	$30,208

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Separate account liabilities consisted of the following:

	June 30, 2011	December 31, 2010
	(in millions)
Variable annuity variable sub-accounts	$60,542	$57,862
VUL insurance variable sub-accounts	6,096	5,887
Other insurance variable sub-accounts	45	46
Threadneedle investment liabilities	4,080	4,535
Total	$70,763	$68,330

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

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	June 30, 2011				December 31, 2010
Variable Annuity Guarantees by Benefit Type(1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$40,591	$38,931	$105	62	$37,714	$36,028	$173	62
Five/six-year reset	13,186	10,696	211	62	13,689	11,153	312	62
One-year ratchet	7,821	7,358	184	64	7,741	7,242	287	63
Five-year ratchet	1,542	1,490	6	60	1,466	1,414	8	60
Other	748	721	54	67	680	649	61	67
Total — GMDB	$63,888	$59,196	$560	62	$61,290	$56,486	$841	62

GGU death benefit	$992	$936	$84	62	$970	$912	$79	64

GMIB	$549	$517	$66	64	$597	$561	$76	64
GMWB:
GMWB	$4,284	$4,263	$62	65	$4,341	$4,317	$106	64
GMWB for life	22,999	22,899	83	64	20,374	20,259	129	63
Total — GMWB	$27,283	$27,162	$145	64	$24,715	$24,576	$235	63

GMAB	$3,707	$3,700	$10	56	$3,540	$3,523	$22	56

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Changes in additional liabilities for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
		(in millions)
Liability balance at January 1, 2010	$6	$6	$204	$100	$15
Incurred claims	11	1	638	147	8
Paid claims	(10)	—	—	—	(3)
Liability balance at June 30, 2010	$7	$7	$842	$247	$20

Liability balance at January 1, 2011	$5	$8	$337	$104	$68
Incurred claims	3	—	(68)	(33)	25
Paid claims	(3)	—	—	—	(5)
Liability balance at June 30, 2011	$5	$8	$269	$71	$88

The liabilities for guaranteed benefits are supported by general account assets.

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	June 30, 2011	December 31, 2010
	(in millions)
Mutual funds:
Equity	$33,703	$32,310
Bond	23,683	22,319
Other	2,084	2,208
Total mutual funds	$59,470	$56,837

9.  Customer Deposits

Customer deposits consisted of the following:

	June 30, 2011	December 31, 2010
	(in millions)
Fixed rate certificates	$2,083	$2,313
Stock market based certificates	753	790
Stock market embedded derivative reserve	10	14
Other	39	43
Less: accrued interest classified in other liabilities	(11)	(19)
Total investment certificate reserves	2,874	3,141
Brokerage deposits	2,164	2,116
Banking deposits	4,392	3,522
Total	$9,430	$8,779

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

10.  Debt

The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance				Stated Interest Rate
	June 30, 2011		December 31, 2010		June 30, 2011	December 31, 2010
	(in millions)
Senior notes due 2015	$737	(1)	$728	(1)	5.7%	5.7%
Senior notes due 2019	317	(1)	312	(1)	7.3	7.3
Senior notes due 2020	770	(1)	763	(1)	5.3	5.3
Senior notes due 2039	200		200		7.8	7.8
Junior subordinated notes due 2066	308		308		7.5	7.5
Municipal bond inverse floater certificates due 2021	—		6		—	0.3
Total long-term debt	2,332		2,317
Short-term borrowings	505		397		0.3	0.3
Total	$2,837		$2,714

(1)    Amounts include adjustments for fair value hedges on the Company’s long-term debt and any unamortized discounts. See Note 12 for information on the Company’s fair value hedges.

Long-term debt

During the first quarter of 2011, the Company extinguished $6 million of its municipal bond inverse floater certificates funded through the call of a $10 million portfolio of municipal bonds.

Short-term borrowings

The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings. The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $520 million and $412 million at June 30, 2011 and December 31, 2010, respectively. The stated interest rate of the short-term borrowings is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.

11.  Fair Values of Assets and Liabilities

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability is not exchanged subject to a forced liquidation or distressed sale.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Investments (Trading Securities and Available-for-Sale Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries and seed money in funds traded in active markets. Level 2 securities primarily include agency mortgage backed securities, commercial mortgage backed securities, asset backed securities, municipal and corporate bonds, U.S. and foreign government and agency securities, and seed money and other investments in certain hedge funds. The fair value of these Level 2 securities is based on a market approach with prices obtained from nationally-recognized pricing services. Observable inputs used to value these securities can include: reported trades, benchmark yields, issuer spreads and broker/dealer quotes. Level 3 securities primarily include non-agency residential mortgage backed securities, asset backed securities and corporate bonds. The fair value of these Level 3 securities is typically based on a single broker quote, except for the valuation of non-agency residential mortgage backed securities. The Company uses prices from nationally-recognized pricing services to determine the fair value of non-agency residential mortgage backed securities; however, the Company classifies these securities as Level 3 because it believes the market for these securities is inactive and their valuation includes significant unobservable inputs.

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

Assets Held for Sale

Assets held for sale consist of cash equivalents of Securities America.

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

Securities sold but not yet purchased include highly liquid investments which are short-term in nature. Level 1 securities include U.S. Treasuries and securities traded in active markets. The remaining securities sold but not yet purchased are measured using amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization and are classified as Level 2.

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$4	$2,275	$—	$2,279
Available-for-Sale securities:
Corporate debt securities	—	15,360	1,274	16,634
Residential mortgage backed securities	—	3,615	4,097	7,712
Commercial mortgage backed securities	—	4,671	64	4,735
Asset backed securities	—	1,565	498	2,063
State and municipal obligations	—	1,957	—	1,957
U.S. government and agencies obligations	43	51	—	94
Foreign government bonds and obligations	—	124	—	124
Common stocks	2	3	5	10
Other debt obligations	—	19	—	19
Total Available-for-Sale securities	45	27,365	5,938	33,348
Trading securities:
Seed money	198	57	12	267
Investments segregated for regulatory purposes	1	14	—	15
Other	—	361	—	361
Total trading securities	199	432	12	643
Separate account assets	—	70,763	—	70,763
Other assets:
Interest rate derivative contracts	—	546	—	546
Equity derivative contracts	77	344	—	421
Credit derivative contracts	—	1	—	1
Foreign currency derivative contracts	1	2	—	3
Total other assets	78	893	—	971
Assets held for sale	10	—	—	10
Total assets at fair value	$336	$101,728	$5,950	$108,014

Liabilities
Future policy benefits and claims:
EIA embedded derivatives	$—	$2	$—	$2
GMWB and GMAB embedded derivatives	—	—	316	316
Total future policy benefits and claims	—	2	316	318
Customer deposits	—	10	—	10
Other liabilities:
Interest rate derivative contracts	—	451	—	451
Equity derivative contracts	68	773	—	841
Credit derivative contracts	—	1	—	1
Foreign currency derivative contracts	1	1	—	2
Other	—	3	—	3
Total other liabilities	69	1,229	—	1,298
Total liabilities at fair value	$69	$1,241	$316	$1,626

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$42	$2,481	$—	$2,523
Available-for-Sale securities:
Corporate debt securities	—	15,281	1,325	16,606
Residential mortgage backed securities	—	3,011	4,247	7,258
Commercial mortgage backed securities	—	4,817	51	4,868
Asset backed securities	—	1,544	476	2,020
State and municipal obligations	—	1,582	—	1,582
U.S. government and agencies obligations	64	79	—	143
Foreign government bonds and obligations	—	108	—	108
Common stocks	2	3	5	10
Other debt obligations	—	24	—	24
Total Available-for-Sale securities	66	26,449	6,104	32,619
Trading securities:
Seed money	133	71	19	223
Investments segregated for regulatory purposes	2	14	—	16
Fixed income trading	—	323	—	323
Total trading securities	135	408	19	562
Separate account assets	—	68,330	—	68,330
Other assets:
Interest rate derivative contracts	—	438	—	438
Equity derivative contracts	32	420	—	452
Credit derivative contracts	—	4	—	4
Foreign currency derivative contracts	1	—	—	1
Other	—	2	—	2
Total other assets	33	864	—	897
Assets held for sale	—	15	—	15
Total assets at fair value	$276	$98,547	$6,123	$104,946

Liabilities
Future policy benefits and claims:
EIA embedded derivatives	$—	$3	$—	$3
GMWB and GMAB embedded derivatives	—	—	421	421
Total future policy benefits and claims	—	3	421	424
Customer deposits	—	14	—	14
Other liabilities:
Interest rate derivative contracts	—	379	—	379
Equity derivative contracts	18	722	—	740
Credit derivative contracts	—	1	—	1
Foreign currency derivative contracts	1	—	—	1
Other	—	2	—	2
Total other liabilities	19	1,104	—	1,123
Total liabilities at fair value	$19	$1,121	$421	$1,561

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities								Future Policy
		Residential	Commercial						Benefits and Claims:
	Corporate	Mortgage	Mortgage	Asset					GMWB and
	Debt	Backed	Backed	Backed	Common			Trading	GMAB Embedded
	Securities	Securities	Securities	Securities	Stocks	Total		Securities	Derivatives
	(in millions)
Balance, April 1, 2011	$1,315	$4,093	$26	$488	$5	$5,927		$13	$(190)
Total gains (losses) included in:
Net income	7	—	—	1	—	8	(1)	—	(88	)(2)
Other comprehensive income	11	(11)	—	(4)	—	(4)		—	—
Purchases	36	349	74	41	—	500		—	—
Sales	—	—	—	—	—	—		(1)	—
Issues	—	—	—	—	—	—		—	(36)
Settlements	(93)	(278)	—	(28)	—	(399)		—	(2)
Transfers into (out of) Level 3	(2)	(56)	(36)	—	—	(94	)(3)	—	—
Balance, June 30, 2011	$1,274	$4,097	$64	$498	$5	$5,938		$12	$(316)

Changes in unrealized gains (losses) relating to assets and liabilities held at June 30, 2011 included in:
Net investment income	$—	$—	$—	$1	$—	$1		$—	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—	(90)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

(3) Represents securities with a fair value of $104 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service with observable inputs and a security with a fair value of $10 million that was transferred to Level 3 as the fair value of the security is now based on a single broker quote.

	Available-for-Sale Securities											Future Policy
		Residential	Commercial									Benefits and Claims:
	Corporate	Mortgage	Mortgage	Asset								GMWB and
	Debt	Backed	Backed	Backed	Common			Trading		Other		GMAB Embedded
	Securities	Securities	Securities	Securities	Stocks	Total		Securities		Assets		Derivatives
	(in millions)
Balance, April 1, 2010	$1,258	$3,885	$80	$459	$4	$5,686		$16		$—		$(193)
Total gains (losses) included in:
Net income	1	21	1	4	—	27	(1)	1	(1)	1	(1)	(851	)(2)
Other comprehensive income	24	120	1	10	—	155		—		—		—
Purchases, sales, issues and settlements, net	(40)	147	62	(8)	—	161		1		—		(39)
Transfers into (out of) Level 3	—	—	—	(23)	—	(23	)(3)	—		—		—
Balance, June 30, 2010	$1,243	$4,173	$144	$442	$4	$6,006		$18		$1		$(1,083)

Changes in unrealized gains (losses) relating to assets and liabilities held at June 30, 2010 included in:
Net investment income	$—	$20	$1	$4	$—	$25		$2		$—		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—		—		(852)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

(3) Represents a security transferred to Level 2 as the fair value is now obtained from a nationally-recognized pricing service with observable inputs.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities									Future Policy
		Residential	Commercial							Benefits and Claims:
	Corporate	Mortgage	Mortgage	Asset						GMWB and
	Debt	Backed	Backed	Backed	Common			Trading		GMAB Embedded
	Securities	Securities	Securities	Securities	Stocks	Total		Securities		Derivatives
	(in millions)
Balance, January 1, 2011	$1,325	$4,247	$51	$476	$5	$6,104		$19		$(421)
Total gains included in:
Net income	7	7	—	3	—	17	(1)	1	(1)	175 (2)
Other comprehensive income	12	2	—	1	—	15		1		—
Purchases	73	499	89	70	—	731		2		—
Sales	—	(3)	—	—	—	(3)		(11)		—
Issues	—	—	—	—	—	—		—		(68)
Settlements	(131)	(599)	(1)	(52)	—	(783)		—		(2)
Transfers into (out of) Level 3	(12)	(56)	(75)	—	—	(143	)(3)	—		—
Balance, June 30, 2011	$1,274	$4,097	$64	$498	$5	$5,938		$12		$(316)

Changes in unrealized gains (losses) relating to assets and liabilities held at June 30, 2011 included in:
Net investment income	$—	$17	$—	$4	$—	$21		$—		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—		166

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

(3) Represents securities with a fair value of $145 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service with observable inputs and a security with a fair value of $2 million that was transferred to Level 3 as the fair value of the security is now based on a single broker quote.

	Available-for-Sale Securities													Future Policy
		Residential	Commercial											Benefits and Claims:
	Corporate	Mortgage	Mortgage	Asset		Other								GMWB and
	Debt	Backed	Backed	Backed	Common	Structured				Trading		Other		GMAB Embedded
	Securities	Securities	Securities	Securities	Stocks	Investments		Total		Securities		Assets		Derivatives
	(in millions)
Balance, January 1, 2010	$1,252	$3,982	$72	$455	$4	$58		$5,823		$16		$—		$(299)
Total gains (losses) included in:
Net income	1	15	1	8	—	—		25	(1)	2	(1)	1	(1)	(716	)(2)
Other comprehensive income	43	196	10	28	—	—		277		(1)		—		—
Purchases, sales, issues and settlements, net	(53)	(20)	61	(26)	—	(58	)(4)	(96)		1		—		(68)
Transfers into (out of) Level 3	—	—	—	(23)	—	—		(23	)(3)	—		—		—
Balance, June 30, 2010	$1,243	$4,173	$144	$442	$4	$—		$6,006		$18		$1		$(1,083)

Changes in unrealized gains (losses) relating to assets and liabilities held at June 30, 2010 included in:
Net investment income	$—	$15	$1	$7	$—	$—		$23		$2		$—		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—		—		—		(719)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

(3) Represents a security transferred to Level 2 as the fair value is now obtained from a nationally-recognized pricing service with observable inputs.

(4) Represents the elimination of Ameriprise Financial’s investment in CDOs, which were consolidated due to the adoption of a new accounting standard. See Note 3 for additional information related to the consolidation of CDOs.

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

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,524	$2,650	$2,577	$2,671
Policy loans	736	734	733	808
Receivables	2,254	2,023	1,852	1,566
Restricted and segregated cash	1,478	1,478	1,516	1,516
Assets held for sale	19	18	18	18
Other investments and assets	357	361	331	338
Financial Liabilities
Future policy benefits and claims	$15,130	$15,555	$15,328	$15,768
Investment certificate reserves	2,864	2,860	3,127	3,129
Banking and brokerage customer deposits	6,556	6,558	5,638	5,642
Separate account liabilities	4,478	4,478	4,930	4,930
Debt and other liabilities	3,194	3,427	2,710	2,907

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Assets Held for Sale

Assets held for sale reflect notes receivable of Securities America. See Note 1 and Note 17 for additional information on the Company’s presentation of discontinued operations.

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

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
Derivatives designated	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
as hedging instruments	Location	2011	2010	Location	2011	2010
		(in millions)			(in millions)
Cash flow hedges
Asset-based distribution fees	Other assets	$—	$10	Other liabilities	$—	$—

Fair value hedges
Fixed rate debt	Other assets	82	61	Other liabilities	—	—
Total qualifying hedges		82	71		—	—

Derivatives not designated as hedging instruments
GMWB and GMAB
Interest rate contracts	Other assets	464	366	Other liabilities	451	379
Equity contracts	Other assets	342	354	Other liabilities	780	665
Credit contracts	Other assets	1	4	Other liabilities	1	1
Foreign currency contracts	Other assets	2	—	Other liabilities	2	—
Embedded derivatives(1)	N/A	—	—	Future policy benefits and claims	316	421
Total GMWB and GMAB		809	724		1,550	1,466
Other derivatives:
Interest rate
Interest rate lock commitments	Other assets	—	1	Other liabilities	—	—
Equity
EIA	Other assets	—	1	Other liabilities	—	—
EIA embedded derivatives	N/A	—	—	Future policy benefits and claims	2	3
Stock market certificates	Other assets	71	89	Other liabilities	61	75
Stock market certificates embedded derivatives	N/A	—	—	Customer deposits	10	14
Ameriprise Financial Franchise Advisor Deferred Equity Plan	Other assets	8	8	Other liabilities	—	—
Foreign exchange
Foreign currency	Other assets	1	1	Other liabilities	—	1
Total other		80	100		73	93
Total non-designated hedges		889	824		1,623	1,559

Total derivatives		$971	$895		$1,623	$1,559

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

		Amount of Gain (Loss) on
		Derivatives Recognized in Income
		Three Months Ended		Six Months Ended
Derivatives not designated as	Location of Gain (Loss) on	June 30,		June 30,
hedging instruments	Derivatives Recognized in Income	2011	2010	2011	2010
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$87	$185	$62	$211
Equity contracts	Benefits, claims, losses and settlement expenses	5	747	(250)	574
Credit contracts	Benefits, claims, losses and settlement expenses	(5)	(20)	(7)	(30)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	(4)	—	(6)	—
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	(125)	(890)	105	(784)
Total GMWB and GMAB		(42)	22	(96)	(29)
Other derivatives:
Interest rate
Interest rate lock commitments	Other revenues	—	—	(1)	—
Equity
GMDB	Benefits, claims, losses and settlement expenses	—	8	—	5
EIA	Interest credited to fixed accounts	(1)	(1)	—	—
EIA embedded derivatives	Interest credited to fixed accounts	1	4	1	6
Stock market certificates	Banking and deposit interest expense	—	(5)	3	(2)
Stock market certificates embedded derivatives	Banking and deposit interest expense	1	5	(2)	2
Seed money	Net investment income	—	5	(3)	3
Ameriprise Financial Franchise Advisor Deferred Equity Plan	Distribution expenses	(2)	—	—	—
Foreign exchange
Seed money	General and administrative expense	—	(1)	—	1
Foreign currency	Net investment income	1	—	1	—
Total other		—	15	(1)	15
Total derivatives		$(42)	$37	$(97)	$(14)

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

The majority of the Company’s annuity contracts contain GMDB provisions, which may result in a death benefit payable that exceeds the contract accumulation value when market values of customers’ accounts decline. Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, total return swaps, interest rate swaptions, interest rate swaps, variance swaps and credit default swaps. At June 30, 2011 and December 31, 2010, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $67.9 billion and $55.5 billion, respectively. The Company had previously entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written in 2009. As of both June 30, 2011 and December 31, 2010, the Company did not have any outstanding hedges on its GMDB provisions.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The deferred premium associated with some of the above options is paid or received semi-annually over the life of the option contract. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2011(1)	$151	$21
2012	285	40
2013	262	25
2014	236	22
2015	212	21
2016-2026	813	38

(1) 2011 amounts represent the amounts payable and receivable for the period from July 1, 2011 to December 31, 2011.

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

Equity indexed annuities and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to equity indexed annuities and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $1.4 billion and $1.5 billion at June 30, 2011 and December 31, 2010, respectively.

The Company enters into forward contracts, futures and total return swaps to manage its exposure to price risk arising from seed money investments in proprietary investment products. The gross notional amount of these contracts was $152 million and $174 million at June 30, 2011 and December 31, 2010, respectively.

The Company enters into foreign currency forward contracts to economically hedge its exposure to certain receivables and obligations denominated in non-functional currencies. The gross notional amount of these contracts was $24 million and $21 million at June 30, 2011 and December 31, 2010, respectively.

In the first quarter of 2010, the Company entered into a total return swap to economically hedge its exposure to equity price risk of Ameriprise Financial, Inc. common stock granted as part of its Ameriprise Financial Franchise Advisor Deferred Equity Plan. In the fourth quarter of 2010, the Company extended the contract through 2011. As part of the contract, the Company expects to cash settle the difference between the value of a fixed number of shares at the contract date (which may be increased from time to time) and the value of those shares over an unwind period ending on December 31, 2011. The gross notional value of this contract was $35 million at both June 30, 2011 and December 31, 2010.

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

Cash Flow Hedges

The Company has designated and accounts for the following as cash flow hedges: (i) interest rate swaps to hedge interest rate exposure on debt, (ii) interest rate lock agreements to hedge interest rate exposure on debt issuances and (iii) swaptions used to hedge the risk of increasing interest rates on forecasted fixed premium product sales. The Company previously designated and accounted for as cash flow hedges interest rate swaps to hedge certain asset-based distribution fees.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the second quarter of 2011, the Company reclassified from accumulated other comprehensive income into earnings a $27 million gain on an interest rate hedge put in place in anticipation of issuing debt between December 2010 and June 2011.  The gain was reclassified due to the forecasted transaction not occurring according to the original hedge strategy. For the three months and six months ended June 30, 2011, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax losses on June 30, 2011 that the Company expects to reclassify to earnings within the next twelve months is $1 million, which consists of $5 million of pretax gains to be recorded as a reduction to interest and debt expense and $6 million of pretax losses to be recorded in net investment income. The following tables present the impact of the effective portion of the Company’s cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity:

	Amount of Gain (Loss) Recognized in
	Other Comprehensive Income on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as hedging instruments	2011	2010	2011	2010
	(in millions)
Interest on debt	$—	$—	$—	$(10)
Asset-based distribution fees	—	9	1	9
Total	$—	$9	$1	$(1)

	Amount of Gain (Loss) Reclassified from Accumulated
	Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated	Three Months Ended June 30,		Six Months Ended June 30,
Other Comprehensive Income into Income	2011	2010	2011	2010
	(in millions)
Other revenues	$27	$—	$27	$—
Interest and debt expense	1	2	2	4
Distribution fees	4	—	9	—
Net investment income	(2)	(1)	(3)	(3)
Total	$30	$1	$35	$1

Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 24 years and relates to forecasted debt interest payments.

Fair Value Hedges

During the first quarter of 2010, the Company entered into and designated as fair value hedges three interest rate swaps to convert senior notes due 2015, 2019 and 2020 from fixed rate debt to floating rate debt. The swaps have identical terms as the underlying debt being hedged so no ineffectiveness is expected to be realized. The Company recognizes gains and losses on the derivatives and the related hedged items within interest and debt expense. The following table presents the amounts recognized in income related to fair value hedges:

		Amount of Gain Recognized in Income on Derivatives
Derivatives designated	Location of Gain	Three Months Ended June 30,		Six Months Ended June 30,
as hedging instruments	Recorded into Income	2011	2010	2011	2010
		(in millions)		(in millions)
Fixed rate debt	Interest and debt expense	$10	$—	$20	$6
Total		$10	$—	$20	$6

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of June 30, 2011 and December 31, 2010, the Company held $105 million and $98 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral the Company is obligated to return to counterparties. As of June 30, 2011 and December 31, 2010, the Company had accepted additional collateral consisting of various securities with a fair value of $3 million and $23 million, respectively, which are not reflected on the Consolidated Balance Sheets. As of June 30, 2011 and December 31, 2010, the

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Company’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $14 million and $45 million, respectively.

Certain of the Company’s derivative instruments contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At June 30, 2011 and December 31, 2010, the aggregate fair value of all derivative instruments in a net liability position containing such credit risk features was $384 million and $412 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2011 and December 31, 2010 was $361 million and $406 million, respectively. If the credit risk features of derivative contracts that were in a net liability position at June 30, 2011 and December 31, 2010 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been $23 million and $6 million, respectively.

13.  Income Taxes

The Company’s effective tax rate on income from continuing operations was 28.7% and 14.3% for the three months ended June 30, 2011 and 2010, respectively. The Company’s effective tax rate on income from continuing operations was 26.4% and 15.8% for the six months ended June 30, 2011 and 2010, respectively.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of June 30, 2011 and December 31, 2010.

Included in the Company’s deferred income tax assets are tax benefits related to capital loss carryforwards of $29 million which will expire beginning December 31, 2015. As a result of the Company’s ability to file a consolidated U.S. federal income tax return including the Company’s life insurance subsidiaries starting in 2010, as well as the expected level of taxable income, management believes the Company’s net operating loss carryforwards and tax credit carryforwards will be utilized in the current year.

As of June 30, 2011 and December 31, 2010, the Company had $167 million and $75 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $44 million and $54 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2011 and December 31, 2010, respectively, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized $49 million and $65 million of interest and penalties for the three months and six months ended June 30, 2011, respectively. The Company recognized $10 million and $20 million of interest and penalties for the three months and six months ended June 30, 2010, respectively. At June 30, 2011 and December 31, 2010, the Company had a payable of $36 million and a receivable of $29 million, respectively, related to accrued interest and penalties.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $130 million to $140 million in the next 12 months.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”) completed its field examination of the Company’s U.S. income tax returns for 2005 through 2007 during the third and fourth quarters of 2010. The IRS had previously completed its field examination of the 1997 through 2004 tax returns in recent years as part of the overall examination of the American Express Company consolidated returns. However, for federal income tax purposes these years continue to remain open as a consequence of certain issues under appeal. In the fourth quarter of 2010, the IRS commenced an examination of the Company’s U.S income tax returns for 2008 and 2009. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1999 through 2009.

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

Contingencies

The Company and its subsidiaries are involved in the normal course of business in legal, regulatory and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of its activities as a diversified financial services firm. These include proceedings specific to the Company as well as proceedings generally applicable to business practices in the industries in which it operates. The Company can also be subject to litigation arising out of its general business activities, such as its investments, contracts, leases and employment relationships. Uncertain economic conditions, heightened volatility in the financial markets, such as those which have been experienced from the latter part of 2007 through 2009, and significant financial reform legislation may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the financial services industry generally.

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Office of Thrift Supervision, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. During recent periods, the Company has received information requests or inquiries regarding certain pending matters, including: sales of, or disclosures pertaining to, mutual funds, annuities, equity and fixed income securities, low priced securities, insurance products, brokerage services, financial advice offerings; trading practices within the Company’s asset management business; supervision of the Company’s financial advisors; supervisory practices in connection with financial advisors’ outside business activities; information security; and abandoned property and escheatment practices. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

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

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona, and was later transferred to the United States District Court for the District of Minnesota. The plaintiffs alleged that they were investors in several of the Company’s mutual funds and they purported to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940 (the ‘40 Act). The plaintiffs alleged that fees allegedly paid to the defendants by the funds for investment advisory and administrative services were excessive. Plaintiffs seek an order declaring that defendants have violated the ‘40 Act and awarding unspecified damages including excessive fees allegedly paid plus interest and other costs. On July 6, 2007, the district court granted the Company’s motion for summary judgment, dismissing all claims with prejudice. Plaintiffs appealed the district court’s decision, and on April 8, 2009, the U.S. Court of Appeals for the Eighth Circuit reversed the district court’s decision, and

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

remanded the case for further proceedings. The Company filed with the United States Supreme Court a Petition for Writ of Certiorari to review the judgment of the Court of Appeals in this case in light of the Supreme Court’s anticipated review of a similar excessive fee case captioned Jones v. Harris Associates. On March 30, 2010, the Supreme Court issued its ruling in Jones v. Harris Associates, and on April 5, 2010, the Supreme Court vacated the Eighth Circuit’s decision in this case and remanded it to the Eighth Circuit for further consideration in light of the Supreme Court’s decision in Jones v. Harris Associates. Without any further briefing or argument, on June 4, 2010, the Eighth Circuit remanded the case to the district court for further consideration in light of the Supreme Court’s decision in Jones v. Harris Associates. The district court ordered briefing and heard oral argument on September 22, 2010 on the impact of the Jones v. Harris Associates decision. On December 8, 2010, the district court re-entered its July 2007 order granting summary judgment in favor of the Company. Plaintiffs filed a notice of appeal with the Eighth Circuit on January 10, 2011. The briefing on the appeal is complete and the parties are awaiting a date for oral argument.

In July 2009, two issuers of private placement interests (Medical Capital Holdings, Inc./Medical Capital Corporation and affiliated corporations and Provident Shale Royalties, LLC and affiliated corporations) sold by the Company’s subsidiary Securities America, Inc. (“SAI”) were the subject of SEC actions (brought against those entities and individuals associated with them), which has resulted in the filing of several putative class action lawsuits naming both SAI and Ameriprise Financial, as well as related regulatory inquiries. Approximately $400 million of Medical Capital and Provident Shale investments made by SAI clients are outstanding and currently in default. Medical Capital and Provident Royalties are both in receivership. A significant volume of FINRA arbitrations were brought against SAI. Several of them were individually settled, and there was one adverse ruling. The putative class actions and arbitrations generally allege violations of state and/or federal securities laws in connection with SAI’s sales of these private placement interests. These actions were commenced in September 2009 and thereafter. The Medical Capital-related class actions were centralized and moved to the Central District of California by order of the United States Judicial Panel on Multidistrict Litigation under the caption “In re: Medical Capital Securities Litigation.” The Provident Shale-related class actions remain pending in Texas federal court. On June 22, 2010, the Liquidating Trustee of the Provident Liquidating Trust filed an adversary action (“Liquidating Trustee Action”) in the Provident bankruptcy proceeding naming SAI on behalf of both the Provident Liquidating Trust and a number of individual Provident investors who are alleged to have assigned their claims. The Liquidating Trustee Action generally alleges the same types of claims as are alleged in the Provident class actions as well as a claim under the Bankruptcy Code. The Liquidating Trustee Action has been moved from bankruptcy court to the Texas federal court with the other Provident class actions. On January 24, 2011 the Medical Capital Class Action was temporarily transferred to the federal court for the Northern District of Texas (the Court), where the Provident class action is pending, so that coordinated settlement negotiations can be conducted under that single Court’s supervision. On February 17, 2011, the named plaintiffs to the class actions filed with the Court a Settlement Agreement and Motion for Preliminary Approval of Class Action Settlement, seeking the Court’s approval of agreed-upon settlement terms. That settlement was recorded as a subsequent event to the 2010 fourth quarter and reflected in the Company’s audited 2010 financial statements. On March 18, 2011, the Court declined to grant preliminary approval of that settlement. On April 15, 2011, SAI and its holding company, Securities America Financial Corporation entered into new settlement agreements which, in exchange for release of pending arbitration and litigation claims (including certain class action claims pending against the Company and the claims brought by the Liquidating Trustee), provide for the payment of a total of $150 million, $40 million of which was previously reported and charged to the Company’s fourth quarter 2010 results as described above. The combined settlements, together with other provisions for claims relating to Medical Capital or Provident Royalties resulted in a $118 million pre-tax expense in the Company’s first quarter 2011 results. The new settlements are subject to certain conditions, including participation requirements for claimants to be covered by the settlements, and preliminary and final review and Court approval of the class action settlement.  The Court issued an order finally approving the class action settlement on August 4, 2011. A related Administrative Complaint brought against SAI by the Commonwealth of Massachusetts on January 26, 2010, was also settled on May 24, 2011 with an agreement to pay $2.8 million to Massachusetts investors.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

15.  Earnings per Share Attributable to Ameriprise Financial, Inc. Common Shareholders

The computations of basic and diluted earnings per share attributable to Ameriprise Financial, Inc. common shareholders are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions, except per share amounts)
Numerator:
Income from continuing operations	$285	$396	$579	$690
Less: Net income (loss) attributable to noncontrolling interests	(28)	139	(46)	221
Income from continuing operations attributable to Ameriprise Financial	313	257	625	469
Income (loss) from discontinued operations, net of tax	(4)	2	(75)	4
Net income attributable to Ameriprise Financial	$309	$259	$550	$473

Denominator:
Basic: Weighted-average common shares outstanding	245.5	261.1	248.5	260.9
Effect of potentially dilutive nonqualified stock options and other share-based awards	5.5	4.2	5.8	4.2
Diluted: Weighted-average common shares outstanding	251.0	265.3	254.3	265.1

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic:
Income from continuing operations	$1.28	$0.98	$2.51	$1.80
Income (loss) from discontinued operations	(0.02)	0.01	(0.30)	0.01
Net income	$1.26	$0.99	$2.21	$1.81
Diluted:
Income from continuing operations	$1.25	$0.97	$2.46	$1.77
Income (loss) from discontinued operations	(0.02)	0.01	(0.30)	0.01
Net income	$1.23	$0.98	$2.16	$1.78

16.  Segment Information

The Company’s segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other.

During the first quarter of 2011, as a result of management’s decision to pursue a sale of Securities America, results of operations of Securities America were transferred to the Corporate & Other segment from the Advice & Wealth Management. During the second quarter of 2011, the results of operations of Securities America have been presented as discontinued operations for all periods presented and the related assets and liabilities have been classified as held for sale. See Note 1 and Note 17 for additional information on discontinued operations.

The following is a summary of assets by segment:

	June 30, 2011	December 31, 2010
	(in millions)
Advice & Wealth Management	$12,072	$11,241
Asset Management	7,489	7,854
Annuities	87,869	84,836
Protection	18,826	18,571
Corporate & Other	8,720	8,539
Assets held for sale	162	173
Total assets	$135,138	$131,214

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following is a summary of segment results:

	Three Months Ended June 30, 2011
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
			(in millions)
Revenue from external customers	$725	$732	$630	$488	$59	$—	$2,634
Intersegment revenue	243	21	36	37	—	(337)	—
Total revenues	968	753	666	525	59	(337)	2,634
Banking and deposit interest expense	11	—	—	—	—	—	11
Net revenues	957	753	666	525	59	(337)	2,623
Income (loss) from continuing operations before income tax provision	$108	$125	$143	$90	$(67)	$—	399
Income tax provision							114
Income from continuing operations							285
Loss from discontinued operations, net of tax							(4)
Net income							281
Less: Net loss attributable to noncontrolling interests							(28)
Net income attributable to Ameriprise Financial							$309

	Three Months Ended June 30, 2010
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
			(in millions)
Revenue from external customers	$650	$541	$603	$497	$191	$—	$2,482
Intersegment revenue	220	22	27	22	—	(291)	—
Total revenues	870	563	630	519	191	(291)	2,482
Banking and deposit interest expense	17	1	—	—	3	(1)	20
Net revenues	853	562	630	519	188	(290)	2,462
Income from continuing operations before income tax provision	$83	$56	$133	$134	$56	$—	462
Income tax provision							66
Income from continuing operations							396
Income from discontinued operations, net of tax							2
Net income							398
Less: Net income attributable to noncontrolling interests							139
Net income attributable to Ameriprise Financial							$259

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Six Months Ended June 30, 2011
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
			(in millions)
Revenue from external customers	$1,421	$1,450	$1,238	$969	$101	$—	$5,179
Intersegment revenue	474	41	68	73	1	(657)	—
Total revenues	1,895	1,491	1,306	1,042	102	(657)	5,179
Banking and deposit interest expense	24	1	—	—	—	(1)	24
Net revenues	1,871	1,490	1,306	1,042	102	(656)	5,155
Income (loss) from continuing operations before income tax provision	$208	$232	$297	$197	$(148)	$—	786
Income tax provision							207
Income from continuing operations							579
Loss from discontinued operations, net of tax							(75)
Net income							504
Less: Net loss attributable to noncontrolling interests							(46)
Net income attributable to Ameriprise Financial							$550

	Six Months Ended June 30, 2010
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
			(in millions)
Revenue from external customers	$1,252	$892	$1,182	$987	$348	$—	$4,661
Intersegment revenue	404	41	50	37	—	(532)	—
Total revenues	1,656	933	1,232	1,024	348	(532)	4,661
Banking and deposit interest expense	38	1	—	—	3	(1)	41
Net revenues	1,618	932	1,232	1,024	345	(531)	4,620
Income from continuing operations before income tax provision	$131	$74	$253	$253	$109	$—	820
Income tax provision							130
Income from continuing operations							690
Income from discontinued operations, net of tax							4
Net income							694
Less: Net income attributable to noncontrolling interests							221
Net income attributable to Ameriprise Financial							$473

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

17.  Discontinued Operations

During the first quarter of 2011, management decided to identify an appropriate buyer for Securities America. Management believes a sale would allow Securities America to focus on growth opportunities in the independent channel and would allow the Company to devote resources to the Ameriprise branded advisor business. During the second quarter of 2011, the results of Securities America have been presented as discontinued operations for all periods presented and the related assets and liabilities have been classified as held for sale.

The components of income (loss) from discontinued operations, net of tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Total net revenues	$118	$116	$240	$230

Pretax income (loss)	(3)	4	(119)	7
Income tax provision (benefit)	1	2	(44)	3
Income (loss) from discontinued operations, net of tax	$(4)	$2	$(75)	$4

Assets and liabilities classified as held for sale are as follows:

	June 30, 2011	December 31, 2010
	(in millions)
Assets:
Cash and cash equivalents	$25	$23
Receivables	38	40
Other assets	99	110
Total assets held for sale	$162	$173

Liabilities:
Long-term debt	$5	$5
Accounts payable and accrued expenses	28	26
Other liabilities	157	48
Total liabilities held for sale	$190	$79

18.  Common Share Repurchases

In May 2010, the Company’s Board of Directors authorized the expenditure of up to $1.5 billion for the repurchase of the Company’s common stock through the date of its 2012 annual shareholders meeting. In June 2011, the Company’s Board of Directors authorized an additional expenditure of up to $2.0 billion for the repurchase of the Company’s common stock through June 28, 2013. For the six months ended June 30, 2011 and 2010, the Company repurchased a total of 12.5 million shares and 5.7 million shares, respectively, of its common stock for an aggregate cost of $761 million and $220 million, respectively. As of June 30, 2011, the Company had $2.2 billion remaining under the share repurchase authorizations.

The Company may also reacquire shares of its common stock under its 2005 Incentive Compensation Plan (the “2005 ICP”) related to restricted stock awards. Restricted shares that are forfeited before the vesting period has lapsed are recorded as treasury shares. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations. These vested restricted shares reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. For both the six months ended June 30, 2011 and 2010, the restricted shares forfeited under the 2005 ICP and recorded as treasury shares were 0.1 million. For both the six months ended June 30, 2011 and 2010, the Company reacquired 0.4 million shares of its common stock through the surrender of restricted shares upon vesting and paid in the aggregate $19 million and $16 million, respectively, related to the holders’ income tax obligations on the vesting date.

During the six months ended June 30, 2011, the Company reissued 1.7 million treasury shares for restricted stock award grants and issuance of shares vested under the Ameriprise Financial Franchise Advisor Deferred Equity Plan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. Our Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011 (“2010 10-K”), as well as our current reports on Form 8-K and other publicly available information. Certain reclassifications of prior year amounts have been made to conform to the current presentation. References below to “Ameriprise Financial,” the “Company,” “we,” “us,” and “our” refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.

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

As of June 30, 2011, we had a network of more than 9,600 financial advisors and registered representatives affiliated with us and doing business under our brand name (“Ameriprise advisors”). The financial product solutions we offer through Ameriprise advisors include both our own products and services and the products of other companies. The Ameriprise advisor network is the primary distribution channel through which we offer our life insurance and annuity products and services, as well as a range of banking and protection products. We offer our advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in delivering advice and product solutions to clients. We support unaffiliated advisors with sales and service support and our solutions which they provide to clients. We believe our approach not only improves the products and services we provide to their clients, but also allows us to reinvest in enhanced services for clients and increase support for financial advisors. Our integrated model of financial planning, diversified product manufacturing and affiliated and non-affiliated product distribution affords us a deep understanding of our clients, which allows us to better manage the risk profile of our businesses. We believe our focus on meeting clients’ needs through personal financial planning results in more satisfied clients with deeper, longer lasting relationships with our company and higher retention of our experienced financial advisors.

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

Additionally, Securities America Financial Corporation, through its subsidiaries (collectively, “Securities America”), provides a platform for affiliation of independent financial advisors and registered representatives who do not conduct business under the Ameriprise brand. Securities America operates under its own name, management and legal entity organization, and operating, compliance and technology infrastructure, and historically its results of operations were included in our Advice & Wealth Management segment. During the first quarter of 2011, we determined to identify an appropriate buyer for the Securities America business and transferred the results of operations of Securities America to our Corporate & Other segment. We believe a sale would allow Securities America to focus on growth opportunities in the independent channel and would allow us to devote resources to the Ameriprise branded advisor business. During the second quarter of 2011, the results of Securities America have been presented as discontinued operations for all periods presented and the related assets and liabilities have been classified as held for sale.

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

Management believes that operating measures, which exclude net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. Management uses certain of these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as operating measures. While the consolidation of the CIEs impacts our balance sheet and income statement, our exposure to these entities is unchanged and there is no impact to the underlying business results. The CIEs we manage have the following characteristics:

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

Net revenues increased $161 million, or 7%, to $2.6 billion for the three months ended June 30, 2011 compared to $2.5 billion for the prior year period. Operating net revenues exclude net realized gains or losses and revenues of the CIEs and include the fees we earn from services provided to the CIEs. Operating net revenues increased $328 million, or 14%, to $2.6 billion for the three months ended June 30, 2011 compared to $2.3 billion for the prior year period.

Net revenues increased $535 million, or 12%, to $5.2 billion for the six months ended June 30, 2011 compared to $4.6 billion for the prior year period. Operating net revenues increased $796 million, or 19%, to $5.1 billion for the six months ended June 30, 2011 compared to $4.3 billion for the prior year period

Net income from continuing operations attributable to Ameriprise Financial per diluted share increased $0.28, or 29%, to $1.25 for the three months ended June 30, 2011 compared to $0.97 for the prior year period. Operating earnings exclude net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs. Operating earnings per diluted share increased $0.28, or 27%, to $1.31 for the three months ended June 30, 2011 compared to $1.03 for the prior year period.

Net income from continuing operations attributable to Ameriprise Financial per diluted share increased $0.69, or 39%, to $2.46 for the six months ended June 30, 2011 compared to $1.77 for the prior year period. Operating earnings per diluted share increased $0.76, or 41%, to $2.63 for the six months ended June 30, 2011 compared to $1.87 for the prior year period.

Return on equity excluding accumulated other comprehensive income was 12.8% for the twelve months ended June 30, 2011 compared to 10.6% for the prior year period. Operating return on equity is calculated using operating earnings for the last twelve months in the numerator and the average Ameriprise Financial, Inc. shareholders’ equity from continuing operations excluding the impact of consolidating CIEs and accumulated other comprehensive income as of the last day of the trailing four quarters and the current quarter in the denominator. Operating return on equity excluding accumulated other comprehensive income was 14.5% for the twelve months ended June 30, 2011 compared to 11.5% for the prior year period.

On April 30, 2010, we acquired the long-term asset management business of Columbia Management Group from Bank of America (the “Columbia Management Acquisition”). The acquisition, the integration of which is expected to be completed in 2011, has enhanced the scale and performance of our retail mutual fund and institutional asset management businesses. We incurred pretax non-recurring integration costs related to the Columbia Management Acquisition of $21 million and $50 million for the three months and six months ended June 30, 2011, respectively. In total, we have incurred $157 million of pretax non-recurring integration costs through June 30, 2011. These costs include system integration costs, proxy and other regulatory filing costs, employee reduction and retention costs, and investment banking, legal and other acquisition costs. We realized integration net synergies of approximately $30 million and $60 million for the three months and six months ended June 30, 2011. Net synergies are on track for our target of $130 million for 2011. We expect annualized net synergies in 2012 of approximately $145 million. The rate of decline in costs from such synergies may vary by quarter.

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

The following table presents detail regarding our AUM and AUA:

	June 30,
	2011	2010	Change
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$105.9	$83.0	28%
Asset Management AUM	467.2	413.3	13
Eliminations	(13.4)	(10.6)	(26)
Total Assets Under Management	559.7	485.7	15
Total Assets Under Administration	110.5	89.5	23
Total AUM and AUA	$670.2	$575.2	17%

Total AUM increased $74.0 billion, or 15%, to $559.7 billion as of June 30, 2011 compared to the prior year period primarily due to market appreciation and branded client wrap account net inflows. Total AUA increased $21.0 billion, or 23%, to $110.5 billion as of June 30, 2011 compared to the prior year period primarily due to market appreciation.

Consolidated Results of Operations for the Three Months Ended June 30, 2011 and 2010

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

Management believes that operating measures, which exclude net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents our consolidated results of operations:

	Three Months Ended June 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$1,172	$(10)	$1,182	$910	$(10)	$920	$262	28%
Distribution fees	416	—	416	387	—	387	29	7
Net investment income	498	23	475	655	162	493	(18)	(4)
Premiums	312	—	312	299	—	299	13	4
Other revenues	236	18	218	231	46	185	33	18
Total revenues	2,634	31	2,603	2,482	198	2,284	319	14
Banking and deposit interest expense	11	—	11	20	—	20	(9)	(45)
Total net revenues	2,623	31	2,592	2,462	198	2,264	328	14
Expenses
Distribution expenses	643	—	643	528	—	528	115	22
Interest credited to fixed accounts	212	—	212	231	—	231	(19)	(8)
Benefits, claims, losses and settlement expenses	406	7	399	297	(68)	365	34	9
Amortization of deferred acquisition costs	138	—	138	171	41	130	8	6
Interest and debt expense	75	51	24	74	45	29	(5)	(17)
General and administrative expense	750	23	727	699	64	635	92	14
Total expenses	2,224	81	2,143	2,000	82	1,918	225	12
Income from continuing operations before income tax provision	399	(50)	449	462	116	346	103	30
Income tax provision	114	(7)	121	66	(8)	74	47	64
Income from continuing operations	285	(43)	328	396	124	272	56	21
Income (loss) from discontinued operations, net of tax	(4)	(4)	—	2	2	—	—	—
Net income	281	(47)	328	398	126	272	56	21
Less: Net income (loss) attributable to non-controlling interests	(28)	(28)	—	139	139	—	—	—
Net income attributable to Ameriprise Financial	$309	$(19)	$328	$259	$(13)	$272	$56	21%

(1) Includes the elimination of management fees we earn for services provided to the CIEs and the related expense; revenues and expenses of the CIEs; net realized gains or losses; the market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; and income (loss) from discontinued operations. Income tax provision is calculated using the statutory tax rate of 35% on applicable adjustments.

The following table presents the components of the adjustments in the table above:

	Three Months Ended June 30,
	2011			2010
		Other	Total		Other	Total
		Adjust-	Adjust-		Adjust-	Adjust-
	CIEs	ments (1)	ments	CIEs	ments (1)	ments
	(in millions, unaudited)
Revenues
Management and financial advice fees	$(10)	$—	$(10)	$(10)	$—	$(10)
Distribution fees	—	—	—	—	—	—
Net investment income	17	6	23	155	7	162
Premiums	—	—	—	—	—	—
Other revenues	18	—	18	46	—	46
Total revenues	25	6	31	191	7	198
Banking and deposit interest expense	—	—	—	—	—	—
Total net revenues	25	6	31	191	7	198
Expenses
Distribution expenses	—	—	—	—	—	—
Interest credited to fixed accounts	—	—	—	—	—	—
Benefits, claims, losses and settlement expenses	—	7	7	—	(68)	(68)
Amortization of deferred acquisition costs	—	—	—	—	41	41
Interest and debt expense	51	—	51	45	—	45
General and administrative expense	2	21	23	7	57	64
Total expenses	53	28	81	52	30	82
Income (loss) from continuing operations before income tax benefit	(28)	(22)	(50)	139	(23)	116
Income tax benefit	—	(7)	(7)	—	(8)	(8)
Income (loss) from continuing operations	(28)	(15)	(43)	139	(15)	124
Income (loss) from discontinued operations, net of tax	—	(4)	(4)	—	2	2
Net income (loss)	(28)	(19)	(47)	139	(13)	126
Less: Net income (loss) attributable to noncontrolling interests	(28)	—	(28)	139	—	139
Net loss attributable to Ameriprise Financial	$—	$(19)	$(19)	$—	$(13)	$(13)

(1) Other adjustments include net realized gains or losses; the market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; and income (loss) from discontinued operations.

The following table presents a reconciliation of operating earnings per diluted share:

	Three Months Ended June 30,		Per Diluted Share Three Months Ended June 30,
	2011	2010	2011	2010
	(in millions, except per share amounts, unaudited)
Income from continuing operations	$285	$396
Less: Net income (loss) attributable to noncontrolling interests	(28)	139
Net income from continuing operations attributable to Ameriprise Financial	313	257	$1.25	$0.97
Income (loss) from discontinued operations, net of tax	(4)	2	(0.02)	0.01
Net income attributable to Ameriprise Financial	309	259	1.23	0.98
Operating adjustments, after-tax	19	13	0.08	0.05
Operating earnings	$328	$272	$1.31	$1.03

Weighted average common shares outstanding:
Basic	245.5	261.1
Diluted	251.0	265.3

The following table presents a reconciliation of operating return on equity excluding accumulated other comprehensive income:

	Twelve Months Ended
	June 30, 2011	June 30, 2010
	(in millions, unaudited)
Net income from continuing operations attributable to Ameriprise Financial	$1,277	$966
Less: Adjustments (1)	(84)	(56)
Operating earnings	$1,361	$1,022
Total Ameriprise Financial, Inc. shareholders’ equity	$10,654	$9,404
Less: Assets and liabilities held for sale	50	102
Less: Accumulated other comprehensive income, net of tax	649	226
Total Ameriprise Financial, Inc. shareholders’ equity from continuing operations excluding AOCI	9,955	9,076
Less: Equity impacts attributable to CIEs	558	226
Operating equity	$9,397	$8,850
Return on equity from continuing operations, excluding AOCI	12.8%	10.6%
Operating return on equity excluding AOCI (2)	14.5%	11.5%

(1)       Adjustments reflect the trailing twelve months’ sum of after-tax net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of DAC and DSIC; and integration and restructuring charges.

(2)       Operating return on equity excluding accumulated other comprehensive income and CIEs is calculated using the trailing twelve months of earnings excluding the after-tax net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of DAC and DSIC; integration and restructuring charges; and discontinued operations in the numerator, and Ameriprise Financial shareholders’ equity excluding accumulated other comprehensive income; the impact of CIEs; and the assets and liabilities held for sale using a five point average of quarter-end equity in the denominator.

Overall

Net income attributable to Ameriprise Financial increased $50 million, or 19%, to $309 million for the three months ended June 30, 2011 compared to $259 million for the prior year period. Net income from continuing operations attributable to Ameriprise Financial increased $56 million, or 22%, to $313 million for the three months ended June 30, 2011 compared to $257 million for the prior year period. Operating net income attributable to Ameriprise Financial excludes net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs. Operating net income attributable to Ameriprise Financial increased $56 million, or 21%, to $328 million for the three months ended June 30, 2011 compared to $272 million for the prior year period reflecting higher revenues from business growth, partially offset by a higher tax rate.

Net Revenues

Net revenues increased $161 million, or 7%, to $2.6 billion for the three months ended June 30, 2011 compared to $2.5 billion for the prior year period. Operating net revenues exclude net realized gains or losses and revenues of the CIEs and include the fees we earn from services provided to the CIEs. Operating net revenues increased $328 million, or 14%, to $2.6 billion for the three months ended June 30, 2011 compared to $2.3 billion for the prior year period driven by growth in asset-based fees from net inflows in branded client wrap assets, market appreciation and the Columbia Management Acquisition.

Management and financial advice fees increased $262 million, or 29%, to $1.2 billion for the three months ended June 30, 2011 compared to $910 million for the prior year period. Operating management and financial advice fees include the fees we earn from services provided to the CIEs. Operating management and financial advice fees increased $262 million, or 28%, to $1.2 billion for the three months ended June 30, 2011 compared to $920 million for the prior year period primarily due to an additional month of business acquired in the Columbia Management Acquisition and higher asset levels reflecting market appreciation and net inflows in branded client wrap assets. The daily average S&P 500 Index increased 16% compared to the prior year period. Branded client wrap assets increased $22.8 billion, or 27%, to $105.9 billion at June 30, 2011 compared to the prior year period due to net inflows and market appreciation. Average variable annuities contract accumulation values increased $9.4 billion, or 19%, from the prior year period due to higher equity market levels, as well as net inflows. Total Asset Management AUM increased $53.9 billion, or 13%, to $467.2 billion at June 30, 2011 compared to the prior year period primarily due to market appreciation, partially offset by net outflows.

Distribution fees increased $29 million, or 7%, to $416 million for the three months ended June 30, 2011 compared to $387 million in the prior year period primarily due to higher asset-based fees driven by growth in assets from market appreciation and net inflows in branded client wrap assets, as well as increased client activity.

Net investment income decreased $157 million, or 24%, to $498 million for the three months ended June 30, 2011 compared to $655 million in the prior year period. Net investment income for the second quarter of 2011 included a $17 million gain for changes in the assets and liabilities of CIEs, primarily debt and underlying syndicated loans, compared to $155 million in the prior year period. Operating net investment income excludes net realized gains or losses and changes in the assets and liabilities of CIEs. Operating net investment income decreased $18 million, or 4%, to $475 million for the three months ended June 30, 2011 compared to $493 million for the prior year period due to a decrease in investment income on fixed maturity securities driven by lower invested assets resulting from net outflows in certificates driven by lower interest crediting rates and lower investments in annuity general account assets due to the implementation of changes to the Portfolio Navigator program, a variable annuity asset allocation program, in the second quarter of 2010 and lower interest sensitive fixed annuity account balances.

Premiums increased $13 million, or 4%, to $312 million for the three months ended June 30, 2011 compared to $299 million for the prior year period primarily due to growth in Auto and Home premiums driven by higher volumes, as well as higher sales of immediate annuities with life contingencies. Auto and Home policy counts increased 9% period-over-period.

Other revenues increased $5 million, or 2%, to $236 million for the three months ended June 30, 2011 compared to $231 million in the prior year period. Operating other revenues exclude revenues of the CIEs. Operating other revenues increased $33 million, or 18%, to $218 million for the three months ended June 30, 2011 compared to $185 million in the prior year period. During the second quarter of 2011, we reclassified from accumulated other comprehensive income into earnings a $27 million gain on an interest rate hedge put in place in anticipation of issuing debt between December 2010 and June 2011. We did not issue debt and do not plan to issue debt in the foreseeable future. Operating other revenues for the three months ended June 30, 2011 also included higher fees from variable annuity guarantees driven by higher in force amounts compared to the prior year period.

Banking and deposit interest expense decreased $9 million, or 45%, to $11 million for the three months ended June 30, 2011 compared to $20 million in the prior year period primarily due to lower certificate balances, as well as a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $224 million, or 11%, to $2.2 billion for the three months ended June 30, 2011 compared to $2.0 billion for the prior year period. Operating expenses exclude the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; and expenses of the CIEs. Operating expenses increased $225 million, or 12%, to $2.1 billion for the three months ended June 30, 2011 compared to $1.9 billion for the prior year period primarily due to increases in distribution expenses and general and administrative expense.

Distribution expenses increased $115 million, or 22%, to $643 million for the three months ended June 30, 2011 compared to $528 million for the prior year period as a result of market appreciation and the Columbia Management Acquisition, as well as higher advisor compensation from business growth.

Interest credited to fixed accounts decreased $19 million, or 8%, to $212 million for the three months ended June 30, 2011 compared to $231 million for the prior year period driven by lower average variable annuities fixed sub-account balances and a lower average crediting rate on interest sensitive fixed annuities, as well as lower average fixed annuity account balances. Average variable annuities fixed sub-account balances decreased $747 million, or 14%, to $4.8 billion for the second quarter of 2011 compared to the prior year period primarily due to the implementation of changes to the Portfolio Navigator program in the second quarter of 2010. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.7% in the second quarter of 2011 compared to 3.9% in the prior year period. Average fixed annuities contract accumulation values decreased $290 million, or 2%, to $14.3 billion for the second quarter of 2011 compared to the prior year period.

Benefits, claims, losses and settlement expenses increased $109 million, or 37%, to $406 million for the three months ended June 30, 2011 compared to $297 million for the prior year period. Operating benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges and DSIC amortization, increased $34 million, or 9%, to $399 million for the three months ended June 30, 2011 compared to $365 million for the prior year period. Benefits, claims, losses and settlement expenses related to our Auto and Home business increased from the prior year period primarily due to $15 million of catastrophe losses from storms in April and May and $10 million of higher auto liability reserves reflecting elevated reserve levels based on late 2010 experience. Benefits, claims, losses and settlement expenses for the prior year period included a $21 million expense, net of DSIC, as a result of the implementation of changes to the Portfolio Navigator program and a $5 million benefit related to an adjustment for revisions to certain calculations in our valuation of DSIC. Benefits, claims, losses and settlement expenses related to our immediate annuities with life contingencies increased compared to the prior year period primarily due to higher premiums. In addition, benefits, claims, losses and settlement expenses increased as a result of higher universal life claims and a $7 million increase in ongoing reserve levels for universal life products with secondary guarantees compared to the prior year period.

Amortization of DAC decreased $33 million, or 19%, to $138 million for the three months ended June 30, 2011 compared to $171 million for the prior year period. Operating amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, increased $8 million, or 6%, to $138 million for the three months ended June 30, 2011 compared to $130 million for the prior year period. The market impact to amortization of DAC was a benefit of $3 million for the three months ended June 30, 2011 compared to an expense of $33 million for the prior year period. Amortization of DAC for the three months ended June 30, 2010 included a benefit of $19 million as a result of the implementation of changes to the Portfolio Navigator program and a $28 million benefit related to an adjustment for revisions to certain calculations in our valuation of DAC.

Interest and debt expense increased $1 million, or 1%, to $75 million for the three months ended June 30, 2011 compared to $74 million for the prior year period. Operating interest and debt expense, which excludes interest expense on CIE debt, decreased $5 million, or 17%, to $24 million for the three months ended June 30, 2011 compared to $29 million for the prior year period due to the impact of hedges on fixed rate debt.

General and administrative expense increased $51 million, or 7%, to $750 million for the three months ended June 30, 2011 compared to $699 million for the prior year period. Operating general and administrative expense excludes integration and restructuring charges and expenses of the CIEs. Integration and restructuring charges decreased $36 million to $21 million in the second quarter of 2011 compared to $57 million in the prior year period. Operating general and administrative expense increased $92 million, or 14%, to $727 million for the three months ended June 30, 2011 compared to $635 million for the prior year period primarily reflecting an additional month of ongoing expenses from the Columbia Management Acquisition, higher compensation expense, a negative impact of foreign currency translation and higher costs related to new product and distribution investments compared to the prior year period. The negative impact of foreign currency translation on general and administrative expense is offset by the positive impact of foreign currency translation on management and financial advice fees.

Income Taxes

Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 28.7% for the three months ended June 30, 2011, compared to 14.3% for the three months ended June 30, 2010. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 26.8% for the three months ended June 30, 2011, compared to 20.4% for the three months ended June 30, 2010. Our operating effective tax rate was 26.9% for the three months ended June 30, 2011, compared to 21.4% for the three months ended June 30, 2010.

The following table presents a reconciliation of our operating effective tax rate:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	GAAP	Operating	GAAP	Operating
	(in millions, unaudited)
Income from continuing operations before income tax provision	$399	$449	$462	$346
Less: Pretax income (loss) attributable to noncontrolling interests	(28)	—	139	—
Income from continuing operations before income tax provision excluding CIEs	$427	$449	$323	$346

Income tax provision from continuing operations	$114	$121	$66	$74

Effective tax rate	28.7%	26.9%	14.3%	21.4%
Effective tax rate excluding noncontrolling interests	26.8%	26.9%	20.4%	21.4%

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

Results of Operations by Segment for the Three Months Ended June 30, 2011 and 2010

The following table presents summary financial information by segment:

	Three Months Ended June 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating
	(in millions, unaudited)
Advice & Wealth Management
Net revenues	$957	$—	$957	$853	$1	$852
Expenses	849	—	849	770	4	766
Pretax income	$108	$—	$108	$83	$(3)	$86
Asset Management
Net revenues	$753	$—	$753	$562	$—	$562
Expenses	628	21	607	506	48	458
Pretax income	$125	$(21)	$146	$56	$(48)	$104
Annuities
Net revenues	$666	$1	$665	$630	$4	$626
Expenses	523	7	516	497	(27)	524
Pretax income	$143	$(6)	$149	$133	$31	$102
Protection
Net revenues	$525	$3	$522	$519	$1	$518
Expenses	435	—	435	385	—	385
Pretax income	$90	$3	$87	$134	$1	$133
Corporate & Other
Net revenues	$59	$37	$22	$188	$202	$(14)
Expenses	126	63	63	132	67	65
Pretax income (loss)	(67)	(26)	(41)	56	135	(79)
Less: Pretax income (loss) attributable to noncontrolling interests	(28)	(28)	—	139	139	—
Pretax loss attributable to Ameriprise Financial	$(39)	$2	$(41)	$(83)	$(4)	$(79)
Eliminations
Net revenues	$(337)	$(10)	$(327)	$(290)	$(10)	$(280)
Expenses	(337)	(10)	(327)	(290)	(10)	(280)
Pretax income	$—	$—	$—	$—	$—	$—

(1)       Includes the elimination of management fees we earn for services provided to the CIEs and the related expense; revenues and expenses of the CIEs; net realized gains or losses; the market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization; and integration and restructuring charges.

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

The following table presents the changes in branded client wrap assets:

	Three Months Ended June 30,
	2011	2010
	(in billions)
Balance at April 1	$103.1	$85.9
Net flows	2.3	1.9
Market appreciation/(depreciation)	0.5	(4.8)
Balance at June 30	$105.9	$83.0

Branded client wrap assets increased $22.8 billion, or 27%, to $105.9 billion compared to the prior year period due to market appreciation and net inflows.

Management believes that operating measures, which exclude net realized gains or losses and integration and restructuring charges for our Advice & Wealth Management segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Advice & Wealth Management segment:

	Three Months Ended June 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$408	$—	$408	$337	$—	$337	$71	21%
Distribution fees	484	—	484	444	—	444	40	9
Net investment income	61	—	61	71	1	70	(9)	(13)
Other revenues	15	—	15	18	—	18	(3)	(17)
Total revenues	968	—	968	870	1	869	99	11
Banking and deposit interest expense	11	—	11	17	—	17	(6)	(35)
Total net revenues	957	—	957	853	1	852	105	12
Expenses
Distribution expenses	574	—	574	494	—	494	80	16
General and administrative expense	275	—	275	276	4	272	3	1
Total expenses	849	—	849	770	4	766	83	11
Pretax income	$108	$—	$108	$83	$(3)	$86	$22	26%

(1)   Adjustments include net realized gains or losses and integration and restructuring charges.

Our Advice & Wealth Management segment pretax income was $108 million for the three months ended June 30, 2011 compared to $83 million in the prior year period. Our Advice & Wealth Management segment pretax operating income, which excludes net realized gains or losses and integration and restructuring charges, increased $22 million, or 26%, to $108 million for the three months ended June 30, 2011 compared to $86 million in the prior year period due to improved advisor productivity, higher equity markets and new client flows. Pretax margin was 11.3% for the second quarter of 2011 compared to 9.7% for the prior year period. Pretax operating margin was 11.3% for the second quarter of 2011 compared to 10.1% for the prior year period.

Net Revenues

Net revenues increased $104 million, or 12%, to $957 million for the three months ended June 30, 2011 compared to $853 million in the prior year period. Operating net revenues exclude net realized gains or losses. Operating net revenues increased $105 million, or 12%, to $957 million for the three months ended June 30, 2011 compared to $852 million in the prior year period driven by higher management and distribution fees from growth in assets under management and increased client activity.

Management and financial advice fees increased $71 million, or 21%, to $408 million for the three months ended June 30, 2011 compared to $337 million for the prior year period driven by growth in assets under management resulting from market appreciation and net inflows in branded client wrap assets. The daily average S&P 500 Index increased 16% compared to the prior year period. Branded client wrap assets increased $22.8 billion, or 27%, to $105.9 billion at June 30, 2011 compared to the prior year period due to net inflows and market appreciation.

Distribution fees increased $40 million, or 9%, to $484 million for the three months ended June 30, 2011 compared to $444 million for the prior year period primarily driven by growth in assets under management resulting from market appreciation and net inflows in branded client wrap assets and increased client activity.

Net investment income decreased $10 million, or 14%, to $61 million for the three months ended June 30, 2011 compared to $71 million for the prior year period. Operating net investment income, which excludes net realized gains or losses, decreased $9 million, or 13%, to $61 million for the three months ended June 30, 2011 compared to $70 million for the prior year period due to a decrease in investment income on fixed maturity securities driven by lower invested assets resulting from net outflows in certificates driven by lower interest crediting rates.

Banking and deposit interest expense decreased $6 million, or 35%, to $11 million for the three months ended June 30, 2011 compared to $17 million for the prior year period primarily due to lower certificate balances, as well as a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $79 million, or 10%, to $849 million for the three months ended June 30, 2011 compared to $770 million for the prior year period. Operating expenses, which exclude integration and restructuring charges, increased $83 million, or 11%, to $849 million for the three months ended June 30, 2011 compared to $766 million for the prior year period due to an increase in distribution expenses.

Distribution expenses increased $80 million, or 16%, to $574 million for the three months ended June 30, 2011 compared to $494 million for the prior year period primarily due to higher advisor compensation from business growth.

Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients. Columbia Management Investment Advisers, LLC (formerly RiverSource Investments, LLC, and referred to as “Columbia” or “Columbia Management”) predominantly provides U.S. domestic products and services and Threadneedle Asset Management Holdings Sàrl (“Threadneedle”) predominantly provides international investment products and services. Columbia retail products are distributed through unaffiliated third party financial institutions, through our Advice & Wealth Management segment and also through Bank of America and its affiliates. Institutional products and services are primarily sold through our institutional sales force. Threadneedle retail products are primarily distributed through third parties. Retail products include mutual funds and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products including those that focus on traditional asset classes, separately managed accounts, individually managed accounts, collateralized loan obligations, hedge funds, collective funds and property funds. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by both market movements and net asset flows. In addition to the products and services provided to third party clients, management teams serving our Asset Management segment provide all intercompany asset management services. The fees for all such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management, Annuities and Protection segments.

On April 30, 2010, we completed the acquisition of the long-term asset management business of the Columbia Management Group from Bank of America. The acquisition significantly enhanced the capabilities of the Asset Management segment by increasing its scale, broadening its retail and institutional distribution capabilities and strengthening and diversifying its lineup of retail and institutional products. The integration of the Columbia Management business, which is ongoing and is expected to be completed in 2011, has involved organizational changes to our portfolio management and analytical teams and to our operational, compliance, sales and marketing support staffs. This integration has also involved the streamlining of our U.S. domestic product offerings, a process that is ongoing. As a result of the integration, we combined RiverSource Investments, our legacy U.S. asset management business, with Columbia Management, under the Columbia brand. Total U.S. retail assets and number of funds under the Columbia brand as of June 30, 2011 were $225.4 billion and 221 funds, respectively.

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

The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of June 30, 2011:

Columbia

Mutual Fund Rankings in top 2 Lipper Quartiles

Domestic Equity	Equal weighted	1 year	72%
		3 year	59%
		5 year	67%
	Asset weighted	1 year	62%
		3 year	64%
		5 year	71%

International Equity	Equal weighted	1 year	39%
		3 year	38%
		5 year	50%
	Asset weighted	1 year	8%
		3 year	56%
		5 year	63%

Taxable Fixed Income	Equal weighted	1 year	65%
		3 year	68%
		5 year	68%
	Asset weighted	1 year	74%
		3 year	68%
		5 year	73%

Tax Exempt Fixed Income	Equal weighted	1 year	100%
		3 year	100%
		5 year	94%
	Asset weighted	1 year	100%
		3 year	100%
		5 year	99%

Asset Allocation Funds	Equal weighted	1 year	71%
		3 year	57%
		5 year	57%
	Asset weighted	1 year	79%
		3 year	88%
		5 year	87%

Number of funds with 4 or 5 Morningstar star ratings		Overall	52
		3 year	46
		5 year	47

Percent of funds with 4 or 5 Morningstar star ratings		Overall	45%
		3 year	40%
		5 year	42%

Percent of assets with 4 or 5 Morningstar star ratings		Overall	53%
		3 year	44%
		5 year	38%

Beginning in the second quarter of 2011, mutual fund performance rankings are based on the performance of Class Z fund shares for Columbia branded mutual funds. In instances where a fund’s Class Z shares do not have a full one, three or five year track record, performance for an older share class of the same fund, typically Class A shares, is utilized for the period before Class Z shares were launched. No adjustments to the historical track records are made to account for differences in fund expenses between share classes of a fund.

Equal Weighted Rankings in Top 2 Quartiles: Counts the number of funds with above median ranking divided by the total number of funds. Asset size is not a factor.

Asset Weighted Rankings in Top 2 Quartiles: Sums the total assets of the funds with above median ranking (using Class Z and appended Class Z) divided by total assets of all funds. Funds with more assets will receive a greater share of the total percentage above or below median.

Aggregated data includes all Columbia branded mutual funds.

Data not shown prior to second quarter 2011. History will be built using the new format going forward.

Threadneedle

Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark

Equity	Equal weighted	1 year	83%
		3 year	75%
		5 year	86%
	Asset weighted	1 year	83%
		3 year	85%
		5 year	96%

Fixed Income	Equal weighted	1 year	56%
		3 year	77%
		5 year	73%
	Asset weighted	1 year	52%
		3 year	92%
		5 year	83%

Allocation (Managed) Funds	Equal weighted	1 year	67%
		3 year	100%
		5 year	100%
	Asset weighted	1 year	82%
		3 year	100%
		5 year	100%

The performance of each fund is measured on a consistent basis against the most appropriate benchmark — a peer group of similar funds or an index.

Equal weighted: Counts the number of funds with above median ranking (if measured against peer group) or above index performance (if measured against an index) divided by the total number of funds. Asset size is not a factor.

Asset weighted: Sums the assets of the funds with above median ranking (if measured against peer group) or above index performance (if measured against an index) divided by the total sum of assets in the funds. Funds with more assets will receive a greater share of the total percentage above or below median or index.

Aggregated Allocation (Managed) Funds include funds that invest in other funds of the Threadneedle range including those funds that invest in both equity and fixed income.

Aggregated Threadneedle data includes funds on the Threadneedle platform sub-advised by Columbia as well as advisors not affiliated with Ameriprise Financial, Inc.

Data not shown prior to second quarter 2011. History will be built using the new format going forward.

The following tables present changes in Columbia (formerly RiverSource Investments branded funds) and Threadneedle managed assets:

			Market
			Appreciation/
	March 31,		Depreciation	Foreign	June 30,
	2011	Net Flows	& Other (1)	Exchange	2011
	(in billions)
Columbia Managed Assets:
Retail Funds	$226.4	$0.3	$(1.3)	$—	$225.4
Institutional Funds	127.1	(0.2)	0.6	—	127.5
Alternative Funds	9.7	(0.3)	(0.1)	—	9.3
Less: Eliminations	(0.2)	—	—	—	(0.2)
Total Columbia Managed Assets	363.0	(0.2)	(0.8)	—	362.0

Threadneedle Managed Assets:
Retail Funds	34.3	2.0	0.3	—	36.6
Institutional Funds	71.1	(0.1)	1.5	—	72.5
Alternative Funds	1.4	(0.2)	0.1	—	1.3
Total Threadneedle Managed Assets	106.8	1.7	1.9	—	110.4
Less: Sub-Advised Eliminations	(4.4)	(1.0)	0.2	—	(5.2)
Total Managed Assets	$465.4	$0.5	$1.3	$—	$467.2

			Market
			Appreciation/
	March 31,		Depreciation	Foreign	June 30,
	2010	Net Flows	& Other (1)	Exchange	2010
	(in billions)
Columbia Managed Assets: (2)
Retail Funds	$78.6	$(1.4)	$112.2 (3)	$—	$189.4
Institutional Funds	64.0	(2.5)	66.7 (4)	—	128.2
Alternative Funds	10.1	0.1	(0.2)	—	10.0
Less: Eliminations	(0.1)	—	(0.1)	—	(0.2)
Total Columbia Managed Assets	152.6	(3.8)	178.6	—	327.4

Threadneedle Managed Assets:
Retail Funds	30.4	(0.5)	(2.1)	(0.5)	27.3
Institutional Funds	65.0	(0.7)	(2.7)	(1.1)	60.5
Alternative Funds	1.7	0.1	(0.3)	—	1.5
Total Threadneedle Managed Assets	97.1	(1.1)	(5.1)	(1.6)	89.3
Less: Sub-Advised Eliminations	(3.7)	—	0.3	—	(3.4)
Total Managed Assets	$246.0	$(4.9)	$173.8	$(1.6)	$413.3

(1)       Distributions of Retail Funds are included in market appreciation (depreciation) and other.

(2)       Prior to the Columbia Management Acquisition, the domestic managed assets of our Asset Management segment, which are now included in Columbia Managed Assets, were managed by RiverSource Investments.

(3)       Included in Market appreciation (depreciation) and other is $118.1 billion due to the Columbia Management Acquisition, including $3 billion of assets that were transferred to RiverSource Sub-advised through the implementation of changes to the Portfolio Navigator program, and an additional $13.1 billion of Portfolio Navigator related assets sub-advised by others.

(4)       Included in Market appreciation (depreciation) and other is $68.4 billion due to the Columbia Management Acquisition.

Columbia assets under management were $362.0 billion at June 30, 2011 compared to $327.4 billion a year ago driven by market appreciation, partially offset by net outflows. Columbia net outflows were $246 million in the second quarter 2011 compared to net outflows of $3.8 billion in the second quarter 2010. The improvement in net flows reflected lower retail redemptions, improved institutional net flows and reinvested dividends. Threadneedle assets under management were $110.4 billion at June 30, 2011, up 24% from a year ago reflecting market appreciation and positive foreign currency translation, partially offset by net outflows. Second quarter 2011 net inflows at Threadneedle were $1.7 billion compared to net outflows of $1.1 billion in the second quarter 2010. European retail redemptions slowed significantly, and excluding outflows in lower-margin Zurich portfolios, Threadneedle had strong institutional net inflows in the second quarter 2011. Investment performance at Columbia Management and Threadneedle continues to be strong.

Management believes that operating measures, which exclude net realized gains or losses and integration charges for our Asset Management segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Asset Management segment:

	Three Months Ended June 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$627	$—	$627	$471	$—	$471	$156	33%
Distribution fees	123	—	123	88	—	88	35	40
Net investment income	3	—	3	—	—	—	3	NM
Other revenues	—	—	—	4	—	4	(4)	NM
Total revenues	753	—	753	563	—	563	190	34
Banking and deposit interest expense	—	—	—	1	—	1	(1)	NM
Total net revenues	753	—	753	562	—	562	191	34
Expenses
Distribution expenses	260	—	260	186	—	186	74	40
Amortization of deferred acquisition costs	6	—	6	5	—	5	1	20
General and administrative expense	362	21	341	315	48	267	74	28
Total expenses	628	21	607	506	48	458	149	33
Pretax income	$125	$(21)	$146	$56	$(48)	$104	$42	40%

NM Not Meaningful.

(1)         Adjustments include net realized gains or losses and integration charges.

Our Asset Management segment pretax income was $125 million for the three months ended June 30, 2011 compared to $56 million for the prior year period. Our Asset Management segment pretax operating income, which excludes net realized gains or losses and integration charges, increased $42 million, or 40%, to $146 million for the three months ended June 30, 2011 compared to $104 million for the prior year period. Earnings in the second quarter of 2011 reflected a full quarter of Columbia Management earnings compared to two months in the prior year period, which impacted revenues and expenses. Earnings growth in the second quarter of 2011 was also driven by asset growth and expense synergies. Pretax margin was 16.6% for the second quarter of 2011 compared to 10.0% for the prior year period. Pretax operating margin was 19.4% for the second quarter of 2011 compared to 18.5% for the prior year period.

Net Revenues

Net revenues increased $191 million, or 34%, to $753 million for the three months ended June 30, 2011 compared to $562 million for the prior year period driven by an increase in management fees due to an additional month of business resulting from the Columbia Management Acquisition and growth in assets from market appreciation, partially offset by net outflows.

Management and financial advice fees increased $156 million, or 33%, to $627 million for the three months ended June 30, 2011 compared to $471 million for the prior year period due to an additional month of business resulting from the Columbia Management Acquisition and growth in assets from market appreciation, partially offset by net outflows. The daily average S&P 500 Index increased 16% compared to the prior year period. Total Asset Management AUM increased $53.9 billion, or 13%, to $467.2 billion at June 30, 2011 compared to the prior year period primarily due to market appreciation, partially offset by net outflows.

Distribution fees increased $35 million, or 40%, to $123 million for the three months ended June 30, 2011 compared to $88 million for the prior year period driven by an additional month of business resulting from the Columbia Management Acquisition and growth in assets from market appreciation, partially offset by net outflows.

Expenses

Total expenses increased $122 million, or 24%, to $628 million for the three months ended June 30, 2011 compared to $506 million for the prior year period. Operating expenses, which exclude integration charges, increased $149 million, or 33%, to $607 million for the three months ended June 30, 2011 compared to $458 million for the prior year period due to higher distribution expenses and general and administrative expenses. We realized integration net synergies of approximately $30 million for the three months ended June 30, 2011.

Distribution expenses increased $74 million, or 40%, to $260 million for the three months ended June 30, 2011 compared to $186 million for the prior year period primarily due to an additional month of business resulting from the Columbia Management Acquisition and growth in assets from market appreciation, partially offset by net outflows.

General and administrative expense increased $47 million, or 15%, to $362 million for the three months ended June 30, 2011 compared to $315 million for the prior year period. Integration charges decreased $27 million to $21 million for the three months ended June 30, 2011 compared to $48 million in the prior year period. Operating general and administrative expense, which excludes integration charges, increased $74 million, or 28%, to $341 million for the three months ended June 30, 2011 compared to $267 million for the prior year period primarily reflecting an additional month of ongoing expenses from the Columbia Management Acquisition, higher Threadneedle equity-based compensation expenses, a negative impact of foreign currency translation and higher costs related to new product and distribution investments. The negative impact of foreign currency translation on general and administrative expense is offset by the positive impact of foreign currency translation on management and financial advice fees.

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

The following table presents the results of operations of our Annuities segment:

	Three Months Ended June 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$161	$—	$161	$130	$—	$130	$31	24%
Distribution fees	80	—	80	76	—	76	4	5
Net investment income	309	1	308	330	4	326	(18)	(6)
Premiums	49	—	49	42	—	42	7	17
Other revenues	67	—	67	52	—	52	15	29
Total revenues	666	1	665	630	4	626	39	6
Banking and deposit interest expense	—	—	—	—	—	—	—	—
Total net revenues	666	1	665	630	4	626	39	6
Expenses
Distribution expenses	81	—	81	70	—	70	11	16
Interest credited to fixed accounts	177	—	177	194	—	194	(17)	(9)
Benefits, claims, losses and settlement expenses	127	7	120	58	(68)	126	(6)	(5)
Amortization of deferred acquisition costs	82	—	82	121	41	80	2	3
General and administrative expense	56	—	56	54	—	54	2	4
Total expenses	523	7	516	497	(27)	524	(8)	(2)
Pretax income	$143	$(6)	$149	$133	$31	$102	$47	46%

(1)         Adjustments include net realized gains or losses and the market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization.

Our Annuities segment pretax income increased $10 million, or 8%, to $143 million for the three months ended June 30, 2011 compared to $133 million for the prior year period. Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization, increased $47 million, or 46%, to $149 million for the three months ended June 30, 2011 compared to $102 million in the prior year period.

Net Revenues

Net revenues increased $36 million, or 6%, to $666 million for the three months ended June 30, 2011 compared to $630 million for the prior year period. Operating net revenues, which exclude net realized gains or losses, increased $39 million, or 6%, to $665 million for the three months ended June 30, 2011 compared to $626 million for the prior year period reflecting higher fee revenue from increased variable annuity separate account balances and higher fees from variable annuity guarantees, partially offset by a decline in net investment income.

Management and financial advice fees increased $31 million, or 24%, to $161 million for the three months ended June 30, 2011 compared to $130 million for the prior year period due to higher fees on variable annuities driven by higher separate account balances. Average variable annuities contract accumulation values increased $9.4 billion, or 19%, from the prior year period due to higher equity market levels, as well as net inflows. Variable annuity net inflows in the second quarter of 2011 included strong sales in the Ameriprise channel. We discontinued new sales of variable annuities through non-Ameriprise channels in the fourth quarter of 2010 to further strengthen the risk return characteristics of the business, and the resulting outflows were in line with expectations.

Distribution fees increased $4 million, or 5%, to $80 million for the three months ended June 30, 2011 compared to $76 million for the prior year period primarily due to higher fees on variable annuities driven by higher separate account balances.

Net investment income decreased $21 million, or 6%, to $309 million for the three months ended June 30, 2011 compared to $330 million in the prior year period. Operating net investment income, which excludes net realized gains or losses, decreased $18 million, or 6%, to $308 million for the three months ended June 30, 2011 compared to $326 million for the prior year period due to a decrease in investment income on fixed maturity securities primarily reflecting lower investments in the general account due to the implementation of changes to the Portfolio Navigator program in the second quarter of 2010 and lower interest sensitive fixed annuity account balances.

Premiums increased $7 million, or 17%, to $49 million for the three months ended June 30, 2011 compared to $42 million for the prior year period due to higher sales of immediate annuities with life contingencies.

Other revenues increased $15 million, or 29%, to $67 million for the three months ended June 30, 2011 compared to $52 million for the prior year period due to higher fees from variable annuity guarantees driven by higher in force amounts.

Expenses

Total expenses increased $26 million, or 5%, to $523 million for the three months ended June 30, 2011 compared to $497 million for the prior year period. Operating expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization, decreased $8 million, or 2%, to $516 million for the three months ended June 30, 2011 compared to $524 million for the prior year period primarily due to a decrease in interest credited to fixed accounts partially offset by an increase in distribution expenses.

Distribution expenses increased $11 million, or 16%, to $81 million for the three months ended June 30, 2011 compared to $70 million for the prior year period from increased variable annuity sales and asset-based compensation.

Interest credited to fixed accounts decreased $17 million, or 9%, to $177 million for the three months ended June 30, 2011 compared to $194 million for the prior year period driven by lower average variable annuities fixed sub-account balances and a lower average crediting rate on interest sensitive fixed annuities, as well as lower average fixed annuity account balances. Average variable annuities fixed sub-account balances decreased $747 million, or 14%, to $4.8 billion for the second quarter of 2011 compared to the prior year period primarily due to the implementation of changes to the Portfolio Navigator program in the second quarter of 2010. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.7% in the second quarter of 2011 compared to 3.9% in the prior year period. Average fixed annuities contract accumulation values decreased $290 million, or 2%, to $14.3 billion for the second quarter of 2011 compared to the prior year period. Fixed annuities remained in net outflows due to low client demand given current interest rates.

Benefits, claims, losses and settlement expenses increased $69 million to $127 million for the three months ended June 30, 2011 compared to $58 million for the prior year period. Operating benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges and DSIC amortization, decreased $6 million, or 5%, to $120 million for the three months ended June 30, 2011 compared to $126 million in the prior year period. Benefits, claims, losses and settlement expenses for the prior year period included a $21 million expense, net of DSIC, as a result of the implementation of changes to the Portfolio Navigator program and a $5 million benefit related to an adjustment for revisions to certain calculations in our valuation of DSIC. Benefits, claims, losses and settlement expenses related to our immediate annuities with life contingencies increased compared to the prior year period primarily due to higher premiums.

Amortization of DAC decreased $39 million, or 32%, to $82 million for the three months ended June 30, 2011 compared to $121 million in the prior year period. Operating amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, increased $2 million, or 3%, to $82 million for the three months ended June 30, 2011 compared to $80 million in the prior year period. The market impact to amortization of DAC was a benefit of $3 million for the three months ended June 30, 2011 compared to an expense of $29 million for the prior year period. Amortization of DAC for the three months ended June 30, 2010 included a benefit of $13 million as a result of the implementation of changes to the Portfolio Navigator program and a $21 million benefit related to an adjustment for revisions to certain calculations in our valuation of DAC.

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

The following table presents the results of operations of our Protection segment:

	Three Months Ended June 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$15	$—	$15	$13	$—	$13	$2	15%
Distribution fees	23	—	23	24	—	24	(1)	(4)
Net investment income	112	3	109	111	1	110	(1)	(1)
Premiums	267	—	267	262	—	262	5	2
Other revenues	108	—	108	109	—	109	(1)	(1)
Total revenues	525	3	522	519	1	518	4	1
Banking and deposit interest expense	—	—	—	—	—	—	—	—
Total net revenues	525	3	522	519	1	518	4	1
Expenses
Distribution expenses	10	—	10	9	—	9	1	11
Interest credited to fixed accounts	35	—	35	37	—	37	(2)	(5)
Benefits, claims, losses and settlement expenses	279	—	279	239	—	239	40	17
Amortization of deferred acquisition costs	50	—	50	45	—	45	5	11
General and administrative expense	61	—	61	55	—	55	6	11
Total expenses	435	—	435	385	—	385	50	13
Pretax income	$90	$3	$87	$134	$1	$133	$(46)	(35)%

(1)        Adjustments include net realized gains or losses.

Our Protection segment pretax income decreased $44 million, or 33%, to $90 million for the three months ended June 30, 2011, compared to $134 million for the prior year period. Our Protection segment pretax operating income, which excludes net realized gains or losses, decreased $46 million, or 35%, to $87 million for the three months ended June 30, 2011, compared to $133 million for the prior year period.

Net Revenues

Net revenues increased $6 million, or 1%, to $525 million for the three months ended June 30, 2011 compared to $519 million for the prior year period. Operating net revenues, which exclude net realized gains or losses, increased $4 million, or 1%, to $522 million for the three months ended June 30, 2011 compared to $518 million for the prior year period due to Auto and Home premium growth.

Premiums increased $5 million, or 2%, to $267 million for the three months ended June 30, 2011 compared to $262 million for the prior year period due to growth in Auto and Home premiums driven by higher volumes. Auto and Home policy counts increased 9% period-over-period.

Expenses

Total expenses increased $50 million, or 13%, to $435 million for the three months ended June 30, 2011 compared to $385 million for the prior year period primarily due to an increase in benefits, claims, losses and settlement expenses.

Benefits, claims, losses and settlement expenses increased $40 million, or 17%, to $279 million for the three months ended June 30, 2011 compared to $239 million for the prior year period reflecting $15 million of catastrophe losses in our Auto and Home business from storms in April and May, $10 million of higher auto liability reserves reflecting elevated reserve levels based on late 2010 experience, a $7 million increase in ongoing reserve levels for universal life products with secondary guarantees, and higher universal life claims compared to the prior year period when they were unusually favorable.

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

The following table presents the results of operations of our Corporate & Other segment:

	Three Months Ended June 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$—	$—	$—	$—	$—	$—	$—	—
Distribution fees	—	—	—	—	—	—	—	—
Net investment income (loss)	13	19	(6)	143	156	(13)	7	54%
Other revenues	46	18	28	48	46	2	26	NM
Total revenues	59	37	22	191	202	(11)	33	NM
Banking and deposit interest expense	—	—	—	3	—	3	(3)	NM
Total net revenues	59	37	22	188	202	(14)	36	NM
Expenses
Distribution expenses	1	—	1	—	—	—	1	NM
Interest and debt expense	75	51	24	74	45	29	(5)	(17)
General and administrative expense	50	12	38	58	22	36	2	6
Total expenses	126	63	63	132	67	65	(2)	(3)
Pretax income (loss)	(67)	(26)	(41)	56	135	(79)	38	48
Less: Net income (loss) attributable to noncontrolling interests	(28)	(28)	—	139	139	—	—	—
Pretax loss attributable to Ameriprise Financial	$(39)	$2	$(41)	$(83)	$(4)	$(79)	$38	48%

NM Not Meaningful.

(1)        Includes revenues and expenses of the CIEs; net realized gains or losses; and integration and restructuring charges.

The following table presents the components of the adjustments in the table above:

	Three Months Ended June 30,
	2011			2010
		Other	Total		Other	Total
	CIEs	Adjustments (1)	Adjustments	CIEs	Adjustments (1)	Adjustments
	(in millions, unaudited)
Revenues
Net investment income	$17	$2	$19	$155	$1	$156
Other revenues	18	—	18	46	—	46
Total revenues	35	2	37	201	1	202
Banking and deposit interest expense	—	—	—	—	—	—
Total net revenues	35	2	37	201	1	202
Expenses
Distribution expenses	—	—	—	—	—	—
Interest and debt expense	51	—	51	45	—	45
General and administrative expense	12	—	12	17	5	22
Total expenses	63	—	63	62	5	67
Pretax income (loss)	(28)	2	(26)	139	(4)	135
Less: Net income (loss) attributable to noncontrolling interests	(28)	—	(28)	139	—	139
Pretax income (loss) attributable to Ameriprise Financial	$—	$2	$2	$—	$(4)	$(4)

(1)        Other adjustments include net realized gains or losses and integration and restructuring charges.

Our Corporate & Other segment pretax loss attributable to Ameriprise Financial was $39 million for the three months ended June 30, 2011 compared to $83 million in the prior year period. Our Corporate & Other segment pretax operating loss attributable to Ameriprise Financial excludes net realized gains or losses, integration and restructuring charges and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss attributable to Ameriprise Financial was $41 million for the three months ended June 30, 2011 compared to $79 million in the prior year period.

Net revenues decreased $129 million, or 69%, to $59 million for the three months ended June 30, 2011 compared to $188 million for the prior year period reflecting a decrease in revenues of CIEs. Operating net revenues, which exclude revenues of CIEs and net realized gains or losses, were $22 million for the three months ended June 30, 2011 compared to a $14 million loss for the prior year period.

Net investment income decreased $130 million to $13 million for the three months ended June 30, 2011 compared to $143 million for the prior year period. Net investment income for the second quarter of 2011 included a $17 million gain for changes in the assets and liabilities of CIEs, primarily debt and underlying syndicated loans, compared to $155 million in the prior year period. Operating net investment loss, which excludes net investment income of the CIEs and net realized gains or losses, was $6 million for the three months ended June 30, 2011 compared to $13 million for the prior year period.

Other revenues decreased $2 million, or 4%, to $46 million for the three months ended June 30, 2011 compared to $48 million for the prior year period. Operating other revenues, which exclude revenues of the CIEs, increased $26 million to $28 million for the three months ended June 30, 2011 compared to $2 million for the prior year period. During the second quarter of 2011, we reclassified from accumulated other comprehensive income into earnings a $27 million gain on an interest rate hedge put in place in anticipation of issuing debt between December 2010 and June 2011. We did not issue debt and do not plan to issue debt in the foreseeable future.

Total expenses decreased $6 million, or 5%, to $126 million for the three months ended June 30, 2011 compared to $132 million for the prior year period. Operating expenses, which exclude expenses of CIEs and integration and restructuring charges, decreased $2 million, or 3%, to $63 million for the three months ended June 30, 2011 compared to $65 million for the prior year period.

Interest and debt expense increased $1 million, or 1%, to $75 million for the three months ended June 30, 2011 compared to $74 million for the prior year period. Operating interest and debt expense, which excludes interest expense on CIE debt, decreased $5 million, or 17%, to $24 million for the three months ended June 30, 2011 compared to $29 million for the prior year period due to the impact of hedges on fixed rate debt.

General and administrative expense decreased $8 million, or 14%, to $50 million for the three months ended June 30, 2011 compared to $58 million for the prior year period. Operating general and administrative expense, which excludes expenses of the CIEs and integration and restructuring charges, increased $2 million, or 6%, to $38 million for the three months ended June 30, 2011 compared to $36 million for the prior year period.

Consolidated Results of Operations for the Six Months Ended June 30, 2011 and 2010

Management believes that operating measures, which exclude net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents our consolidated results of operations:

	Six Months Ended June 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$2,309	$(20)	$2,329	$1,642	$(19)	$1,661	$668	40%
Distribution fees	813	—	813	713	—	713	100	14
Net investment income	1,013	51	962	1,244	246	998	(36)	(4)
Premiums	604	—	604	581	—	581	23	4
Other revenues	440	38	402	481	103	378	24	6
Total revenues	5,179	69	5,110	4,661	330	4,331	779	18
Banking and deposit interest expense	24	—	24	41	—	41	(17)	(41)
Total net revenues	5,155	69	5,086	4,620	330	4,290	796	19
Expenses
Distribution expenses	1,262	—	1,262	964	—	964	298	31
Interest credited to fixed accounts	419	—	419	459	—	459	(40)	(9)
Benefits, claims, losses and settlement expenses	788	34	754	649	(45)	694	60	9
Amortization of deferred acquisition costs	254	(10)	264	289	35	254	10	4
Interest and debt expense	150	101	49	138	85	53	(4)	(8)
General and administrative expense	1,496	57	1,439	1,301	76	1,225	214	17
Total expenses	4,369	182	4,187	3,800	151	3,649	538	15
Income from continuing operations before income tax provision	786	(113)	899	820	179	641	258	40
Income tax provision	207	(23)	230	130	(15)	145	85	59
Income from continuing operations	579	(90)	669	690	194	496	173	35
Income (loss) from discontinued operations, net of tax	(75)	(75)	—	4	4	—	—	—
Net income	504	(165)	669	694	198	496	173	35
Less: Net income (loss) attributable to non- controlling interests	(46)	(46)	—	221	221	—	—	—
Net income attributable to Ameriprise Financial	$550	$(119)	$669	$473	$(23)	$496	$173	35%

(1)        Includes the elimination of management fees we earn for services provided to the CIEs and the related expense; revenues and expenses of the CIEs; net realized gains or losses; the market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; and income (loss) from discontinued operations. Income tax provision is calculated using the statutory tax rate of 35% on applicable adjustments.

The following table presents the components of the adjustments in the table above:

	Six Months Ended June 30,
	2011			2010
		Other	Total		Other	Total
	CIEs	Adjustments (1)	Adjustments	CIEs	Adjustments (1)	Adjustments
	(in millions, unaudited)
Revenues
Management and financial advice fees	$(20)	$—	$(20)	$(19)	$—	$(19)
Distribution fees	—	—	—	—	—	—
Net investment income	44	7	51	234	12	246
Premiums	—	—	—	—	—	—
Other revenues	38	—	38	103	—	103
Total revenues	62	7	69	318	12	330
Banking and deposit interest expense	—	—	—	—	—	—
Total net revenues	62	7	69	318	12	330
Expenses
Distribution expenses	—	—	—	—	—	—
Interest credited to fixed accounts	—	—	—	—	—	—
Benefits, claims, losses and settlement expenses	—	34	34	—	(45)	(45)
Amortization of deferred acquisition costs	—	(10)	(10)	—	35	35
Interest and debt expense	101	—	101	85	—	85
General and administrative expense	7	50	57	12	64	76
Total expenses	108	74	182	97	54	151
Income (loss) from continuing operations before income tax benefit	(46)	(67)	(113)	221	(42)	179
Income tax benefit	—	(23)	(23)	—	(15)	(15)
Income (loss) from continuing operations	(46)	(44)	(90)	221	(27)	194
Income (loss) from discontinued operations, net of tax	—	(75)	(75)	—	4	4
Net income (loss)	(46)	(119)	(165)	221	(23)	198
Less: Net income (loss) attributable to noncontrolling interests	(46)	—	(46)	221	—	221
Net loss attributable to Ameriprise Financial	$—	$(119)	$(119)	$—	$(23)	$(23)

(1)        Other adjustments include net realized gains or losses; the market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; and income (loss) from discontinued operations.

The following table presents a reconciliation of operating earnings per diluted share:

	Six Months Ended June 30,		Per Diluted Share Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions, except per share amounts, unaudited)
Income from continuing operations	$579	$690
Less: Net income (loss) attributable to noncontrolling interests	(46)	221
Net income from continuing operations attributable to Ameriprise Financial	625	469	$2.46	$1.77
Income (loss) from discontinued operations, net of tax	(75)	4	(0.30)	0.01
Net income attributable to Ameriprise Financial	550	473	2.16	1.78
Operating adjustments, after-tax	119	23	0.47	0.09
Operating earnings	$669	$496	$2.63	$1.87

Weighted average common shares outstanding:
Basic	248.5	260.9
Diluted	254.3	265.1

Overall

Net income attributable to Ameriprise Financial increased $77 million, or 16%, to $550 million for the six months ended June 30, 2011 compared to $473 million for the prior year period. Net income from continuing operations attributable to Ameriprise Financial increased $156 million, or 33%, to $625 million for the six months ended June 30, 2011 compared to $469 million for the prior year period. Loss from discontinued operations, net of tax, of $75 million for the six months ended June 30, 2011 included a $77 million after-tax charge related to previously disclosed legal expenses. Operating net income attributable to Ameriprise Financial excludes net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; income (loss) of discontinued operations; and the impact of consolidating CIEs. Operating net income attributable to Ameriprise Financial increased $173 million, or 35%, to $669 million for the six months ended June 30, 2011 compared to $496 million for the prior year period reflecting higher revenues from business growth and an additional four months of Columbia Management results, partially offset by a higher tax rate.

Net Revenues

Net revenues increased $535 million, or 12%, to $5.2 billion for the six months ended June 30, 2011 compared to $4.6 billion for the prior year period. Operating net revenues exclude net realized gains or losses and revenues of the CIEs and include the fees we earn from services provided to the CIEs. Operating net revenues increased $796 million, or 19%, to $5.1 billion for the six months ended June 30, 2011 compared to $4.3 billion for the prior year period driven by growth in asset-based fees from net inflows in branded client wrap assets, market appreciation and the Columbia Management Acquisition.

Management and financial advice fees increased $667 million, or 41%, to $2.3 billion for the six months ended June 30, 2011 compared to $1.6 billion for the prior year period. Operating management and financial advice fees include the fees we earn from services provided to the CIEs. Operating management and financial advice fees increased $668 million, or 40%, to $2.3 billion for the six months ended June 30, 2011 compared to $1.7 billion for the prior year period primarily due to an additional four months of business resulting from the Columbia Management Acquisition and higher asset levels reflecting market appreciation and net inflows in branded client wrap assets. The daily average S&P 500 Index increased 16% compared to the prior year period. Branded client wrap assets increased $22.8 billion, or 27%, to $105.9 billion at June 30, 2011 compared to the prior year period due to net inflows and market appreciation. Average variable annuities contract accumulation values increased $9.5 billion, or 19%, from the prior year period due to higher equity market levels, as well as net inflows. Total Asset Management AUM increased $53.9 billion, or 13%, to $467.2 billion at June 30, 2011 compared to the prior year period primarily due to market appreciation, partially offset by net outflows.

Distribution fees increased $100 million, or 14%, to $813 million for the six months ended June 30, 2011 compared to $713 million in the prior year period primarily due to higher asset-based fees driven by the Columbia Management Acquisition and growth in assets from market appreciation and net inflows in branded client wrap assets, as well as increased client activity.

Net investment income decreased $231 million, or 19%, to $1.0 billion for the six months ended June 30, 2011 compared to $1.2 billion in the prior year period. Net investment income for the six months ended June 30, 2011 included a $44 million gain for changes in the assets and liabilities of CIEs, primarily debt and underlying syndicated loans, compared to $234 million in the prior year period. Operating net investment income excludes net realized gains or losses and changes in the assets and liabilities of CIEs. Operating net investment income decreased $36 million, or 4%, to $962 million for the six months ended June 30, 2011 compared to $998 million for the prior year period due to a decrease in investment income on fixed maturity securities driven by lower invested assets resulting from net outflows in certificates driven by lower interest crediting rates and lower investments in annuity general account assets due to the implementation of changes to the Portfolio Navigator program in the second quarter of 2010 and lower interest sensitive fixed annuity account balances.

Premiums increased $23 million, or 4%, to $604 million for the six months ended June 30, 2011 compared to $581 million for the prior year period primarily due to growth in Auto and Home premiums driven by higher volumes, as well as higher sales of immediate annuities with life contingencies. Auto and Home policy counts increased 9% period-over-period.

Other revenues decreased $41 million, or 9%, to $440 million for the six months ended June 30, 2011 compared to $481 million in the prior year period. Operating other revenues exclude revenues of the CIEs. Operating other revenues increased $24 million, or 6%, to $402 million for the six months ended June 30, 2011 compared to $378 million in the prior year period. During the second quarter of 2011, we reclassified from accumulated other comprehensive income into earnings a $27 million gain on an interest rate hedge put in place in anticipation of issuing debt between December 2010 and June 2011. We did not issue debt and do not plan to issue debt in the foreseeable future. Operating other revenues for the six months ended June 30, 2011 also included higher fees from variable annuity guarantees driven by higher in force amounts compared to the prior year period, offset by a $20 million benefit from payments related to the Reserve Funds matter in the first quarter of 2010.

Banking and deposit interest expense decreased $17 million, or 41%, to $24 million for the six months ended June 30, 2011 compared to $41 million in the prior year period primarily due to lower certificate balances, as well as a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $569 million, or 15%, to $4.4 billion for the six months ended June 30, 2011 compared to $3.8 billion for the prior year period. Operating expenses exclude the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; and expenses of the CIEs. Operating expenses increased $538 million, or 15%, to $4.2 billion for the six months ended June 30, 2011 compared to $3.6 billion for the prior year period primarily due to increases in distribution expenses and general and administrative expense.

Distribution expenses increased $298 million, or 31%, to $1.3 billion for the six months ended June 30, 2011 compared to $964 million in the prior year period as a result of market appreciation and the Columbia Management Acquisition, as well as higher advisor compensation from business growth.

Interest credited to fixed accounts decreased $40 million, or 9%, to $419 million for the six months ended June 30, 2011 compared to $459 million for the prior year period driven by lower average variable annuities fixed sub-account balances and a lower average crediting rate on interest sensitive fixed annuities, as well as lower average fixed annuity account balances. Average variable annuities fixed sub-account balances decreased $918 million, or 16%, to $4.8 billion for the first half of 2011 compared to the prior year period primarily due to the implementation of changes to the Portfolio Navigator program in the second quarter of 2010. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.7% for the six months ended June 30, 2011 compared to 3.9% in the prior year period. Average fixed annuities contract accumulation values decreased $254 million, or 2%, to $14.3 billion for the six months ended June 30, 2011 compared to the prior year period.

Benefits, claims, losses and settlement expenses increased $139 million, or 21%, to $788 million for the six months ended June 30, 2011 compared to $649 million for the prior year period. Operating benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges and DSIC amortization, increased $60 million, or 9%, to $754 million for the six months ended June 30, 2011 compared to $694 million for the prior year period. Benefits, claims, losses and settlement expenses related to our Auto and Home business increased from the prior year period primarily due to $15 million of catastrophe losses from storms in April and May and higher auto liability reserves reflecting elevated reserve levels based on late 2010 experience. Benefits, claims, losses and settlement expenses for the prior year period included a $21 million expense, net of DSIC, as a result of the implementation of changes to the Portfolio Navigator program and a $5 million benefit related to an adjustment for revisions to certain calculations in our valuation of DSIC. Benefits, claims, losses and settlement expenses related to our immediate annuities with life contingencies increased compared to the prior year period primarily due to higher premiums. In addition, benefits, claims, losses and settlement expenses increased as a result of higher universal life claims and reserves for universal life products with secondary guarantees compared to the prior year period.

Amortization of DAC decreased $35 million, or 12%, to $254 million for the six months ended June 30, 2011 compared to $289 million in the prior year period. Operating amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, increased $10 million, or 4%, to $264 million for the six months ended June 30, 2011 compared to $254 million for the prior year period. The market impact to amortization of DAC was a benefit of $18 million for the six months ended June 30, 2011 compared to an expense of $26 million for the prior year period. Amortization of DAC for the six months ended June 30, 2010 included a benefit of $19 million as a result of the implementation of changes to the Portfolio Navigator program and a $28 million benefit related to an adjustment for revisions to certain calculations in our valuation of DAC.

Interest and debt expense increased $12 million, or 9%, to $150 million for the six months ended June 30, 2011 compared to $138 million in the prior year period. Operating interest and debt expense, which excludes interest expense on CIE debt, decreased $4 million, or 8%, to $49 million for the six months ended June 30, 2011 compared to $53 million in the prior year period due to the impact of hedges on fixed rate debt.

General and administrative expense increased $195 million, or 15%, to $1.5 billion for the six months ended June 30, 2011 compared to $1.3 billion for the prior year period. Operating general and administrative expense excludes integration and restructuring charges and expenses of the CIEs. Integration and restructuring charges decreased $14 million to $50 million for the six months ended June 30, 2011 compared to $64 million in the prior year period. Operating general and administrative expense increased $214 million, or 17%, to $1.4 billion for the six months ended June 30, 2011 compared to $1.2 billion for the prior year period primarily reflecting an additional four months of ongoing expenses from the Columbia Management Acquisition, as well as higher compensation expense and an increase in investment spending compared to the prior year period.

Income Taxes

Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 26.4% for the six months ended June 30, 2011, compared to 15.8% for the six months ended June 30, 2010. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 24.9% for the six months ended June 30, 2011, compared to 21.6% for the six months ended June 30, 2010. Our operating effective tax rate was 25.6% for the six months ended June 30, 2011, compared to 22.6% for the six months ended June 30, 2010.

The following table presents a reconciliation of our operating effective tax rate:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	GAAP	Operating	GAAP	Operating
	(in millions, unaudited)
Income from continuing operations before income tax provision	$786	$899	$820	$641
Less: Pretax income (loss) attributable to noncontrolling interests	(46)	—	221	—
Income from continuing operations before income tax provision excluding CIEs	$832	$899	$599	$641

Income tax provision from continuing operations	$207	$230	$130	$145

Effective tax rate	26.4%	25.6%	15.8%	22.6%
Effective tax rate excluding noncontrolling interests	24.9%	25.6%	21.6%	22.6%

Results of Operations by Segment for the Six Months Ended June 30, 2011 and 2010

The following table presents summary financial information by segment:

	Six Months Ended June 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating
	(in millions, unaudited)
Advice & Wealth Management
Net revenues	$1,871	$1	$1,870	$1,618	$—	$1,618
Expenses	1,663	—	1,663	1,487	6	1,481
Pretax income	$208	$1	$207	$131	$(6)	$137
Asset Management
Net revenues	$1,490	$—	$1,490	$932	$1	$931
Expenses	1,258	50	1,208	858	53	805
Pretax income	$232	$(50)	$282	$74	$(52)	$126
Annuities
Net revenues	$1,306	$(2)	$1,308	$1,232	$7	$1,225
Expenses	1,009	24	985	979	(10)	989
Pretax income	$297	$(26)	$323	$253	$17	$236
Protection
Net revenues	$1,042	$4	$1,038	$1,024	$2	$1,022
Expenses	845	—	845	771	—	771
Pretax income	$197	$4	$193	$253	$2	$251
Corporate & Other
Net revenues	$102	$86	$16	$345	$339	$6
Expenses	250	128	122	236	121	115
Pretax income (loss)	(148)	(42)	(106)	109	218	(109)
Less: Pretax income (loss) attributable to noncontrolling interests	(46)	(46)	—	221	221	—
Pretax loss attributable to Ameriprise Financial	$(102)	$4	$(106)	$(112)	$(3)	$(109)
Eliminations
Net revenues	$(656)	$(20)	$(636)	$(531)	$(19)	$(512)
Expenses	(656)	(20)	(636)	(531)	(19)	(512)
Pretax income	$—	$—	$—	$—	$—	$—

(1)            Includes the elimination of management fees we earn for services provided to the CIEs and the related expense; revenues and expenses of the CIEs; net realized gains or losses; the market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization; and integration and restructuring charges.

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

The following table presents the changes in branded client wrap assets:

	Six Months Ended June 30,
	2011	2010
	(in billions)
Balance at January 1	$97.5	$81.3
Net flows	5.1	4.2
Market appreciation/(depreciation)	3.3	(2.5)
Balance at June 30	$105.9	$83.0

Branded client wrap assets increased $22.8 billion, or 27%, to $105.9 billion compared to the prior year period due to market appreciation and net inflows.

The following table presents the results of operations of our Advice & Wealth Management segment:

	Six Months Ended June 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$794	$—	$794	$663	$—	$663	$131	20%
Distribution fees	945	—	945	814	—	814	131	16
Net investment income	125	1	124	144	—	144	(20)	(14)
Other revenues	31	—	31	35	—	35	(4)	(11)
Total revenues	1,895	1	1,894	1,656	—	1,656	238	14
Banking and deposit interest expense	24	—	24	38	—	38	(14)	(37)
Total net revenues	1,871	1	1,870	1,618	—	1,618	252	16
Expenses
Distribution expenses	1,115	—	1,115	940	—	940	175	19
General and administrative expense	548	—	548	547	6	541	7	1
Total expenses	1,663	—	1,663	1,487	6	1,481	182	12
Pretax income	$208	$1	$207	$131	$(6)	$137	$70	51%

(1)                Adjustments include net realized gains or losses and integration and restructuring charges.

Our Advice & Wealth Management segment pretax income increased $77 million, or 59%, to $208 million for the six months ended June 30, 2011 compared to $131 million in the prior year period. Our Advice & Wealth Management segment pretax operating income, which excludes net realized gains or losses and integration and restructuring charges, increased $70 million, or 51%, to $207 million for the six months ended June 30, 2011 compared to $137 million in the prior year period driven by higher asset-based fees partially offset by higher distribution expenses. Pretax margin was 11.1% for the six months ended June 30, 2011 compared to 8.1% for the prior year period. Pretax operating margin was 11.1% for the six months ended June 30, 2011compared to 8.5% for the prior year period.

Net Revenues

Net revenues increased $253 million, or 16%, to $1.9 billion for the six months ended June 30, 2011 compared to $1.6 billion in the prior year period. Operating net revenues exclude net realized gains or losses. Operating net revenues increased $252 million, or 16%, to $1.9 billion for the six months ended June 30, 2011 compared to $1.6 billion in the prior year period driven by higher management and distribution fees from growth in assets under management and increased client activity.

Management and financial advice fees increased $131 million, or 20%, to $794 million for the six months ended June 30, 2011 compared to $663 million for the prior year period driven by growth in assets under management resulting from market appreciation and net inflows in branded client wrap assets. The daily average S&P 500 Index increased 16% compared to the prior year period. Branded client wrap assets increased $22.8 billion, or 27%, to $105.9 billion at June 30, 2011 compared to the prior year period due to net inflows and market appreciation.

Distribution fees increased $131 million, or 16%, to $945 million for the six months ended June 30, 2011 compared to $814 million for the prior year period primarily driven by growth in assets under management resulting from market appreciation and net inflows in branded client wrap assets and increased client activity.

Net investment income decreased $19 million, or 13%, to $125 million for the six months ended June 30, 2011 compared to $144 million for the prior year period. Operating net investment income, which excludes net realized gains or losses, decreased $20 million, or 14%, to $124 million for the six months ended June 30, 2011 compared to $144 million for the prior year period due to a decrease in investment income on fixed maturity securities driven by lower invested assets resulting from net outflows in certificates driven by lower interest crediting rates.

Banking and deposit interest expense decreased $14 million, or 37%, to $24 million for the six months ended June 30, 2011 compared to $38 million for the prior year period primarily due to lower certificate balances, as well as a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $176 million, or 12%, to $1.7 billion for the six months ended June 30, 2011 compared to $1.5 billion for the prior year period. Operating expenses, which exclude integration and restructuring charges, increased $182 million, or 12%, to $1.7 billion for the six months ended June 30, 2011 compared to $1.5 billion for the prior year period due to an increase in distribution expenses.

Distribution expenses increased $175 million, or 19%, to $1.1 billion for the six months ended June 30, 2011 compared to $940 million for the prior year period primarily due to higher advisor compensation from business growth.

Asset Management

Management believes that operating measures, which exclude net realized gains or losses and integration charges for our Asset Management segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following tables present the changes in Columbia (formerly RiverSource Investments branded funds) and Threadneedle managed assets:

			Market
			Appreciation/
	December 31,		Depreciation	Foreign	June 30,
	2010	Net Flows	& Other (1)	Exchange	2011
	(in billions)
Columbia Managed Assets:
Retail Funds	$218.5	$(0.3)	$7.2	$—	$225.4
Institutional Funds	127.2	(1.2)	1.5	—	127.5
Alternative Funds	10.0	(0.7)	—	—	9.3
Less: Eliminations	(0.2)	—	—	—	(0.2)
Total Columbia Managed Assets	355.5	(2.2)	8.7	—	362.0

Threadneedle Managed Assets:
Retail Funds	33.4	1.4	0.9	0.9	36.6
Institutional Funds	70.9	(2.5)	2.1	2.0	72.5
Alternative Funds	1.3	(0.2)	0.2	—	1.3
Total Threadneedle Managed Assets	105.6	(1.3)	3.2	2.9	110.4
Less: Sub-Advised Eliminations	(4.3)	(0.9)	—	—	(5.2)
Total Managed Assets	$456.8	$(4.4)	$11.9	$2.9	$467.2

			Market
			Appreciation/
	December 31,		Depreciation	Foreign	June 30,
	2009	Net Flows	& Other(1)	Exchange	2010
	(in billions)
Columbia Managed Assets: (2)
Retail Funds	$76.9	$(2.2)	$114.7 (3)	$—	$189.4
Institutional Funds	62.3	(2.4)	68.3 (4)	—	128.2
Alternative Funds	9.9	0.3	(0.2)	—	10.0
Less: Eliminations	(0.1)	—	(0.1)	—	(0.2)
Total Columbia Managed Assets	149.0	(4.3)	182.7	—	327.4

Threadneedle Managed Assets:
Retail Funds	29.1	0.9	(0.4)	(2.3)	27.3
Institutional Funds	66.8	(2.0)	0.7	(5.0)	60.5
Alternative Funds	1.9	0.1	(0.3)	(0.2)	1.5
Total Threadneedle Managed Assets	97.8	(1.0)	—	(7.5)	89.3
Less: Sub-Advised Eliminations	(3.6)	(0.1)	0.3	—	(3.4)
Total Managed Assets	$243.2	$(5.4)	$183.0	$(7.5)	$413.3

(1)       Distributions of Retail Funds are included in market appreciation (depreciation) and other.

(2)       Prior to the Columbia Management Acquisition, the domestic managed assets of our Asset Management segment, which are now included in Columbia Managed Assets, were managed by RiverSource Investments.

(3)       Included in Market appreciation (depreciation) and other is $118.1 billion due to the Columbia Management Acquisition, including $3 billion of assets that were transferred to RiverSource Sub-advised through the implementation of changes to the Portfolio Navigator program, and an additional $13.1 billion of Portfolio Navigator related assets sub-advised by others.

(4)       Included in Market appreciation (depreciation) and other is $68.4 billion due to the Columbia Management Acquisition.

The following table presents the results of operations of our Asset Management segment:

	Six Months Ended June 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$1,247	$—	$1,247	$778	$—	$778	$469	60%
Distribution fees	238	—	238	146	—	146	92	63
Net investment income	4	—	4	4	1	3	1	33
Other revenues	2	—	2	5	—	5	(3)	(60)
Total revenues	1,491	—	1,491	933	1	932	559	60
Banking and deposit interest expense	1	—	1	1	—	1	—	—
Total net revenues	1,490	—	1,490	932	1	931	559	60
Expenses
Distribution expenses	518	—	518	292	—	292	226	77
Amortization of deferred acquisition costs	10	—	10	11	—	11	(1)	(9)
General and administrative expense	730	50	680	555	53	502	178	35
Total expenses	1,258	50	1,208	858	53	805	403	50%
Pretax income	$232	$(50)	$282	$74	$(52)	$126	$156	NM

NM Not Meaningful.

(1) Adjustments include net realized gains or losses and integration charges.

Our Asset Management segment pretax income was $232 million for the six months ended June 30, 2011 compared to $74 million for the prior year period. Our Asset Management segment pretax operating income, which excludes net realized gains or losses and integration charges, was $282 million for the six months ended June 30, 2011 compared to $126 million for the prior year period. Earnings in the first half of 2011 reflected six months of Columbia Management earnings compared to two months in the prior year period, which impacted revenues and expenses. Earnings growth in the first half of 2011 was also driven by asset growth and expense synergies. Pretax margin was 15.6% for the six months ended June 30, 2011 compared to 7.9% for the prior year period. Pretax operating margin was 18.9% for the six months ended June 30, 2011 compared to 13.5% for the prior year period.

Net Revenues

Net revenues increased $558 million, or 60%, to $1.5 billion for the six months ended June 30, 2011 compared to $932 million for the prior year period. Operating net revenues, which exclude net realized gains or losses, increased $559 million, or 60%, to $1.5 billion for the six months ended June 30, 2011 compared to $931 million for the prior year period driven by an increase in management fees due to an additional four months of business resulting from the Columbia Management Acquisition and growth in assets from market appreciation, partially offset by net outflows.

Management and financial advice fees increased $469 million, or 60%, to $1.2 billion for the six months ended June 30, 2011 compared to $778 million for the prior year period due to an additional four months of business resulting from the Columbia Management Acquisition and growth in assets from market appreciation, partially offset by net outflows. The daily average S&P 500 Index increased 16% compared to the prior year period. Total Asset Management AUM increased $53.9 billion, or 13%, to $467.2 billion at June 30, 2011 compared to the prior year period primarily due to market appreciation, partially offset by net outflows.

Distribution fees increased $92 million, or 63%, to $238 million for the six months ended June 30, 2011 compared to $146 million for the prior year period driven by an additional four months of business resulting from the Columbia Management Acquisition and growth in assets from market appreciation, partially offset by net outflows.

Expenses

Total expenses increased $400 million, or 47%, to $1.3 billion for the six months ended June 30, 2011 compared to $858 million for the prior year period. Operating expenses, which exclude integration charges, increased $403 million, or

50%, to $1.2 billion for the six months ended June 30, 2011 compared to $805 million for the prior year period due to an increase in distribution expenses and general and administrative expense. We realized integration net synergies of approximately $60 million for the six months ended June 30, 2011.

Distribution expenses increased $226 million, or 77%, to $518 million for the six months ended June 30, 2011 compared to $292 million for the prior year period due to an additional four months of business resulting from the Columbia Management Acquisition and growth in assets from market appreciation, partially offset by net outflows.

General and administrative expense increased $175 million, or 32%, to $730 million for the six months ended June 30, 2011 compared to $555 million for the prior year period. Integration charges decreased $3 million to $50 million for the six months ended June 30, 2011 compared to $53 million in the prior year period. Operating general and administrative expense, which excludes integration charges, increased $178 million, or 35%, to $680 million for the six months ended June 30, 2011 compared to $502 million for the prior year period reflecting an additional four months of ongoing expenses of Columbia Management, as well as higher investment spending.

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

The following table presents the results of operations of our Annuities segment:

	Six Months Ended June 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$316	$—	$316	$257	$—	$257	$59	23%
Distribution fees	156	—	156	146	—	146	10	7
Net investment income	629	(2)	631	660	7	653	(22)	(3)
Premiums	83	—	83	73	—	73	10	14
Other revenues	122	—	122	96	—	96	26	27
Total revenues	1,306	(2)	1,308	1,232	7	1,225	83	7
Banking and deposit interest expense	—	—	—	—	—	—	—	—
Total net revenues	1,306	(2)	1,308	1,232	7	1,225	83	7
Expenses
Distribution expenses	157	—	157	131	—	131	26	20
Interest credited to fixed accounts	349	—	349	386	—	386	(37)	(10)
Benefits, claims, losses and settlement expenses	250	34	216	176	(45)	221	(5)	(2)
Amortization of deferred acquisition costs	145	(10)	155	181	35	146	9	6
General and administrative expense	108	—	108	105	—	105	3	3
Total expenses	1,009	24	985	979	(10)	989	(4)	—
Pretax income	$297	$(26)	$323	$253	$17	$236	$87	37%

(1)  Adjustments include net realized gains or losses and the market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization.

Our Annuities segment pretax income increased $44 million, or 17%, to $297 million for the six months ended June 30, 2011 compared to $253 million for the prior year period. Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization, increased $87 million, or 37%, to $323 million for the six months ended June 30, 2011 compared to $236 million in the prior year period.

Net Revenues

Net revenues increased $74 million, or 6%, to $1.3 billion for the six months ended June 30, 2011 compared to $1.2 billion for the prior year period. Operating net revenues, which exclude net realized gains or losses, increased $83 million, or 7%, to $1.3 billion for the six months ended June 30, 2011 compared to $1.2 billion for the prior year period reflecting higher fee revenue from increased variable annuity separate account balances and higher fees from variable annuity guarantees, partially offset by a decline in net investment income.

Management and financial advice fees increased $59 million, or 23%, to $316 million for the six months ended June 30, 2011 compared to $257 million for the prior year period due to higher fees on variable annuities driven by higher separate account balances. Average variable annuities contract accumulation values increased $9.5 billion, or 19%, from the prior year period due to higher equity market levels, as well as net inflows. Variable annuity net inflows for the six months ended June 30, 2011 included strong sales in the Ameriprise channel. We discontinued new sales of variable annuities through non-Ameriprise channels in the fourth quarter of 2010 to further strengthen the risk return characteristics of the business, and the resulting outflows were in line with expectations.

Distribution fees increased $10 million, or 7%, to $156 million for the six months ended June 30, 2011 compared to $146 million for the prior year period primarily due to higher fees on variable annuities driven by higher separate account balances.

Net investment income decreased $31 million, or 5%, to $629 million for the six months ended June 30, 2011 compared to $660 million in the prior year period. Operating net investment income, which excludes net realized gains or losses, decreased $22 million, or 3%, to $631 million for the six months ended June 30, 2011 compared to $653 million for the prior year period due to a decrease in investment income on fixed maturity securities primarily reflecting lower investments in the general account due to the implementation of changes to the Portfolio Navigator program in the second quarter of 2010 and lower interest sensitive fixed annuity account balances.

Premiums increased $10 million, or 14%, to $83 million for the six months ended June 30, 2011 compared to $73 million for the prior year period due to higher sales of immediate annuities with life contingencies.

Other revenues increased $26 million, or 27%, to $122 million for the six months ended June 30, 2011 compared to $96 million for the prior year period due to higher fees from variable annuity guarantees driven by higher in force amounts.

Expenses

Total expenses increased $30 million, or 3%, to $1.0 billion for the six months ended June 30, 2011 compared to $979 million for the prior year period. Operating expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization, decreased $4 million to $985 million for the six months ended June 30, 2011 compared to $989 million for the prior year period primarily due to a decrease in interest credited to fixed accounts partially offset by an increase in distribution expenses.

Distribution expenses increased $26 million, or 20%, to $157 million for the six months ended June 30, 2011 compared to $131 million for the prior year period primarily due to higher variable annuity compensation.

Interest credited to fixed accounts decreased $37 million, or 10%, to $349 million for the six months ended June 30, 2011 compared to $386 million for the prior year period driven by lower average variable annuities fixed sub-account balances and a lower average crediting rate on interest sensitive fixed annuities, as well as lower average fixed annuity account balances. Average variable annuities fixed sub-account balances decreased $918 million, or 16%, to $4.8 billion for the first half of 2011 compared to the prior year period primarily due to the implementation of changes to the Portfolio Navigator program in the second quarter of 2010. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.7% for the six months ended June 30, 2011 compared to 3.9% in the prior year period. Average fixed annuities contract accumulation values decreased $254 million, or 2%, to $14.3 billion for the six months ended June 30, 2011 compared to the prior year period. Fixed annuities remained in net outflows due to low client demand given current interest rates.

Benefits, claims, losses and settlement expenses increased $74 million, or 42%, to $250 million for the six months ended June 30, 2011 compared to $176 million for the prior year period. Operating benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges and DSIC amortization, decreased $5 million, or 2%, to $216 million for the six months ended June 30, 2011 compared to $221 million in the prior year period. Benefits, claims, losses and settlement expenses for the prior year period included a $21 million expense, net of DSIC, as a result of the implementation of changes to the Portfolio Navigator program and a $5 million benefit related to an adjustment for revisions to certain calculations in our valuation of DSIC. Benefits, claims, losses and settlement expenses related to our immediate annuities with life contingencies increased compared to the prior year period primarily due to higher premiums.

Amortization of DAC decreased $36 million, or 20%, to $145 million for the six months ended June 30, 2011 compared to $181 million in the prior year period. Operating amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, increased $9 million, or 6%, to $155 million for the six months ended June 30, 2011 compared to $146 million in the prior year period. The market impact to amortization of DAC was a benefit of $16 million for the six months ended June 30, 2011 compared to an expense of $23 million for the prior year period. Amortization of DAC for the six months ended June 30, 2010 included a benefit of $13 million as a result of the implementation of changes to the Portfolio Navigator program and a $21 million benefit related to an adjustment for revisions to certain calculations in our valuation of DAC.

Protection

Management believes that operating measures, which exclude net realized gains or losses for our Protection segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Protection segment:

	Six Months Ended June 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$29	$—	$29	$26	$—	$26	$3	12%
Distribution fees	46	—	46	48	—	48	(2)	(4)
Net investment income	220	4	216	214	2	212	4	2
Premiums	529	—	529	517	—	517	12	2
Other revenues	218	—	218	219	—	219	(1)	—
Total revenues	1,042	4	1,038	1,024	2	1,022	16	2
Banking and deposit interest expense	—	—	—	—	—	—	—	—
Total net revenues	1,042	4	1,038	1,024	2	1,022	16	2
Expenses
Distribution expenses	16	—	16	17	—	17	(1)	(6)
Interest credited to fixed accounts	70	—	70	73	—	73	(3)	(4)
Benefits, claims, losses and settlement expenses	538	—	538	473	—	473	65	14
Amortization of deferred acquisition costs	99	—	99	97	—	97	2	2
General and administrative expense	122	—	122	111	—	111	11	10
Total expenses	845	—	845	771	—	771	74	10
Pretax income	$197	$4	$193	$253	$2	$251	$(58)	(23)%

(1) Adjustments include net realized gains or losses.

Our Protection segment pretax income decreased $56 million, or 22%, to $197 million for the six months ended June 30, 2011, compared to $253 million for the prior year period. Our Protection segment pretax operating income, which excludes net realized gains or losses, decreased $58 million, or 23%, to $193 million for the six months ended June 30, 2011, compared to $251 million for the prior year period.

Net Revenues

Net revenues increased $18 million, or 2%, to $1.0 billion for the six months ended June 30, 2011 compared to $1.0 billion for the prior year period. Operating net revenues, which exclude net realized gains or losses, increased $16 million, or 2%, to $1.0 billion for the six months ended June 30, 2011 compared to $1.0 billion for the prior year period primarily due to Auto and Home premium growth and higher investment income driven by growth in assets.

Net investment income increased $6 million, or 3%, to $220 million for the six months ended June 30, 2011 compared to $214 million for the prior year period. Operating net investment income, which excludes net realized gains or losses, increased $4 million, or 2%, to $216 million for the six months ended June 30, 2011 compared to $212 million for the prior year period primarily due to growth in assets.

Premiums increased $12 million, or 2%, to $529 million for the six months ended June 30, 2011 compared to $517 million for the prior year period due to growth in Auto and Home premiums driven by higher volumes. Auto and Home policy counts increased 9% period-over-period.

Expenses

Total expenses increased $74 million, or 10%, to $845 million for the six months ended June 30, 2011 compared to $771 million for the prior year period primarily due to an increase in benefits, claims, losses and settlement expenses.

Benefits, claims, losses and settlement expenses increased $65 million, or 14%, to $538 million for the six months ended June 30, 2011 compared to $473 million for the prior year period. Benefits, claims, losses and settlement expenses related to our Auto and Home business increased from the prior year period primarily due to $15 million of catastrophe losses from storms in April and May and higher auto liability reserves reflecting elevated reserve levels based on late 2010 experience. In addition, benefits, claims, losses and settlement expenses increased as a result of higher universal life claims and an increase in ongoing reserve levels for universal life products with secondary guarantees compared to the prior year period.

Corporate & Other

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

The following table presents the results of operations of our Corporate & Other segment:

	Six Months Ended June 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$—	$—	$—	$—	$—	$—	$—	—
Distribution fees	—	—	—	—	—	—	—	—
Net investment income (loss)	35	48	(13)	222	236	(14)	1	7%
Other revenues	67	38	29	126	103	23	6	26
Total revenues	102	86	16	348	339	9	7	78
Banking and deposit interest expense	—	—	—	3	—	3	(3)	NM
Total net revenues	102	86	16	345	339	6	10	NM
Expenses
Distribution expenses	1	—	1	—	—	—	1	NM
Interest and debt expense	150	101	49	138	85	53	(4)	(8)
General and administrative expense	99	27	72	98	36	62	10	16
Total expenses	250	128	122	236	121	115	7	6
Pretax income (loss)	(148)	(42)	(106)	109	218	(109)	3	3
Less: Net income (loss) attributable to noncontrolling interests	(46)	(46)	—	221	221	—	—	—
Pretax loss attributable to Ameriprise Financial	$(102)	$4	$(106)	$(112)	$(3)	$(109)	$3	3%

NM Not Meaningful.

(1) Includes revenues and expenses of the CIEs; net realized gains or losses; and integration and restructuring charges.

The following table presents the components of the adjustments in the table above:

	Six Months Ended June 30,
	2011			2010
		Other	Total		Other	Total
	CIEs	Adjustments (1)	Adjustments	CIEs	Adjustments (1)	Adjustments
	(in millions, unaudited)
Revenues
Net investment income	$44	$4	$48	$234	$2	$236
Other revenues	38	—	38	103	—	103
Total revenues	82	4	86	337	2	339
Banking and deposit interest expense	—	—	—	—	—	—
Total net revenues	82	4	86	337	2	339
Expenses
Distribution expenses	—	—	—	—	—	—
Interest and debt expense	101	—	101	85	—	85
General and administrative expense	27	—	27	31	5	36
Total expenses	128	—	128	116	5	121
Pretax income (loss)	(46)	4	(42)	221	(3)	218
Less: Net income (loss) attributable to noncontrolling interests	(46)	—	(46)	221	—	221
Pretax income (loss) attributable to Ameriprise Financial	$—	$4	$4	$—	$(3)	$(3)

(1) Other adjustments include net realized gains or losses and integration and restructuring charges.

Our Corporate & Other segment pretax loss attributable to Ameriprise Financial was $102 million for the six months ended June 30, 2011 compared to $112 million in the prior year period. Our Corporate & Other segment pretax operating loss attributable to Ameriprise Financial excludes net realized gains or losses, integration and restructuring charges and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss attributable to Ameriprise Financial was $106 million for the six months ended June 30, 2011 compared to $109 million in the prior year period.

Net revenues decreased $243 million, or 70%, to $102 million for the six months ended June 30, 2011 compared to $345 million for the prior year period primarily reflecting a decrease in revenues of CIEs. Operating net revenues, which exclude revenues of CIEs and net realized gains or losses, increased $10 million to $16 million for the six months ended June 30, 2011 compared to $6 million for the prior year period primarily due to an increase in other revenues.

Net investment income decreased $187 million to $35 million for the six months ended June 30, 2011 compared to $222 million for the prior year period. Net investment income for the first half of 2011 included a $44 million gain for changes in the assets and liabilities of CIEs, primarily debt and underlying syndicated loans, compared to $234 million in the prior year period. Operating net investment loss, which excludes net investment income of the CIEs and net realized gains or losses, was $13 million for the six months ended June 30, 2011 compared to $14 million for the prior year period.

Other revenues decreased $59 million, or 47%, to $67 million for the six months ended June 30, 2011 compared to $126 million for the prior year period. Operating other revenues, which exclude revenues of the CIEs, increased $6 million, or 26%, to $29 million for the six months ended June 30, 2011 compared to $23 million for the prior year period. During the second quarter of 2011, we reclassified from accumulated other comprehensive income into earnings a $27 million gain on an interest rate hedge put in place in anticipation of issuing debt between December 2010 and June 2011. We did not issue debt and do not plan to issue debt in the foreseeable future. Operating other revenues for the first half of 2010 included a $20 million benefit from payments related to the Reserve Funds matter.

Total expenses increased $14 million, or 6%, to $250 million for the six months ended June 30, 2011 compared to $236 million for the prior year period. Operating expenses, which exclude expenses of CIEs and integration and restructuring charges, increased $7 million, or 6%, to $122 million for the six months ended June 30, 2011 compared to $115 million for the prior year period.

Interest and debt expense increased $12 million, or 9%, to $150 million for the six months ended June 30, 2011 compared to $138 million for the prior year period. Operating interest and debt expense, which excludes interest expense on CIE debt, decreased $4 million, or 8%, to $49 million for the six months ended June 30, 2011 compared to $53 million for the prior year period due to the impact of hedges on fixed rate debt.

General and administrative expense increased $1 million to $99 million for the six months ended June 30, 2011 compared to $98 million for the prior year period. Operating general and administrative expense, which excludes expenses of the CIEs and integration and restructuring charges, increased $10 million, or 16%, to $72 million for the six months ended June 30, 2011 compared to $62 million for the prior year period.

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

The following table presents, as of June 30, 2011, our non-agency residential mortgage backed and asset backed securities backed by sub-prime, Alt-A or prime mortgage loans by credit rating and vintage year:

	AAA		AA		A		BBB		BB & Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(in millions)
Sub-prime
2003 & prior	$6	$6	$—	$—	$—	$—	$—	$—	$—	$—	$6	$6
2004	21	21	2	2	5	5	7	4	8	7	43	39
2005	49	49	39	39	18	17	6	6	20	17	132	128
2006	—	—	—	—	—	—	6	6	50	37	56	43
2007	17	17	—	—	2	2	—	—	6	1	25	20
2008	—	—	6	5	—	—	—	—	—	—	6	5
Re-Remic(1)	12	12	—	—	4	4	28	29	—	—	44	45
Total Sub-prime	$105	$105	$47	$46	$29	$28	$47	$45	$84	$62	$312	$286

Alt-A
2003 & prior	$1	$1	$11	$12	$3	$3	$1	$1	$—	$—	$16	$17
2004	—	—	5	4	16	18	59	53	26	22	106	97
2005	—	—	—	—	1	1	9	8	283	211	293	220
2006	—	—	—	—	—	—	—	—	129	91	129	91
2007	—	—	—	—	—	—	—	—	179	107	179	107
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—	—
2010	75	75	—	—	—	—	—	—	—	—	75	75
Re-Remic(1)	226	225	—	—	4	4	—	—	—	—	230	229
Total Alt-A	$302	$301	$16	$16	$24	$26	$69	$62	$617	$431	$1,028	$836

Prime
2003 & prior	$153	$158	$29	$29	$123	$117	$6	$6	$—	$—	$311	$310
2004	63	64	20	20	26	26	33	30	69	53	211	193
2005	14	18	29	33	29	32	37	37	161	123	270	243
2006	—	—	15	17	—	—	—	—	34	35	49	52
2007	52	53	—	—	—	—	—	—	12	9	64	62
Re-Remic(1)	1,984	2,142	112	126	114	114	—	—	10	19	2,220	2,401
Total Prime	$2,266	$2,435	$205	$225	$292	$289	$76	$73	$286	$239	$3,125	$3,261

Grand Total	$2,673	$2,841	$268	$287	$345	$343	$192	$180	$987	$732	$4,465	$4,383

(1)  Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement has been increased through the Re-Remic process on the securities we own.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2011. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $71 million, net of DAC and DSIC amortization and income taxes, based on June 30, 2011 credit spreads.

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during the six months ended June 30, 2011. At June 30, 2011, we had $2.5 billion in cash and cash equivalents compared to $2.8 billion at December 31, 2010. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that we entered into on September 30, 2010 and which expires in September 2011. Under the terms of the underlying credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this credit facility and had $1 million of outstanding letters of credit at June 30, 2011.

In March 2010, we issued $750 million of 5.30% senior notes due 2020. A portion of the proceeds was used to retire $340 million of debt that matured in November 2010. On April 30, 2010, we closed on the Columbia Management Acquisition and paid $866 million in the second quarter with cash on hand and assumed liabilities of $30 million. Our subsidiaries, Ameriprise Bank, FSB and RiverSource Life Insurance Company (“RiverSource Life”), are members of the Federal Home Loan Bank (“FHLB”) of Des Moines, which provides these subsidiaries with access to collateralized borrowings. As of June 30, 2011, we had no borrowings from the FHLB. Beginning in 2010, we entered into repurchase agreements to reduce reinvestment risk from higher levels of expected annuity net cash flows. Repurchase agreements allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at June 30, 2011 was $505 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

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

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(in millions)
RiverSource Life(1)(2)	$3,688	$3,813	N/A	$652
RiverSource Life of NY(1)(2)	289	291	N/A	38
IDS Property Casualty(1)(3)	421	411	$144	141
Ameriprise Insurance Company(1)(3)	44	44	2	2
ACC(4)(5)	166	184	158	173
Threadneedle(6)	224	182	187	104
Ameriprise Bank, FSB(7)	377	302	365	294
AFSI(3)(4)	158	119	2	1
Ameriprise Captive Insurance Company(3)	41	38	17	12
Ameriprise Trust Company(3)	44	41	41	40
AEIS(3)(4)	120	115	39	35
Securities America, Inc.(3)(4)	5	2	#	#
RiverSource Distributors, Inc.(3)(4)	27	24	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	44	27	#	#

NA  Not applicable.

#  Amounts are less than $1 million.

(1)  Actual capital is determined on a statutory basis.

(2)  Regulatory capital requirement is based on the statutory risk-based filing.

(3)  Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of June 30, 2011 and December 31, 2010

(4)  Actual capital is determined on an adjusted GAAP basis.

(5)  ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)  Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The actual capital and the regulatory capital requirements at June 30, 2011 represent management’s assessment at March 31, 2011 of the risk based requirements, as specified by FSA regulations and submitted to the FSA in June 2011.

(7)  Ameriprise Bank is required to hold capital in compliance with the Office of Thrift Supervision (“OTS”) regulations and policies, which currently require a Tier 1 (core) capital ratio of not less than 7.5%. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the responsibility for the ongoing examination, supervision, and regulation of federal savings associations, including Ameriprise Bank, transferred from the OTS to the Office of the Comptroller of the Currency (“OCC”) effective July 21, 2011. The primary regulatory reporting requirements under the OCC are expected to become effective during the period ending March 31, 2012.

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

During the six months ended June 30, 2011, the parent holding company received cash dividends or a return of capital from its subsidiaries of $841 million (including $600 million from RiverSource Life) and contributed cash to its subsidiaries of $87 million. During the six months ended June 30, 2010, the parent holding company received cash dividends or a return of capital from its subsidiaries of $590 million (including $425 million from RiverSource Life) and contributed cash to its subsidiaries of $20 million.

Dividends Paid to Shareholders and Share Repurchases

We paid regular quarterly cash dividends to our shareholders totaling $103 million and $91 million for the six months ended June 30, 2011 and 2010, respectively. On July 26, 2011, our Board of Directors declared a quarterly cash dividend of $0.23 per common share. The dividend will be paid on August 19, 2011 to our shareholders of record at the close of business on August 5, 2011.

On May 11, 2010, we announced that our board of directors authorized an expenditure of up to $1.5 billion for the repurchase of shares of our common stock through the date of our 2012 annual shareholders meeting. On June 15, 2011, we announced that our Board of Directors authorized an additional expenditure of up to $2.0 billion for the repurchase of shares of our common stock through June 28, 2013. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the six months ended June 30, 2011, we repurchased a total of 12.5 million shares of our common stock at an average price of $60.74 per share. As of June 30, 2011, we had $2.2 billion remaining under our share repurchase authorizations.

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

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2011 decreased $779 million to $619 million compared to $1.4 billion for the six months ended June 30, 2010. Net cash provided by operating activities in the first half of 2011 included a negative impact of $162 million related to CIEs compared to a positive impact of $179 million in the prior year period. In the first half of 2011, operating cash increased $61 million due to an increase in net cash collateral held related to derivative instruments compared to an increase of $533 million in the prior year period. Income taxes paid increased $170 million in the first half of 2011 compared to the prior year period. Net cash provided by operating activities in the first half of 2011 included an increase in cash generated from higher asset-based fee revenue, partially offset by higher payments for distribution expenses.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.

Net cash used in investing activities was $557 million for the six months ended June 30, 2011 compared to $189 million for the six months ended June 30, 2010. Cash used to purchase Available-for-Sale securities increased $598 million compared to the prior year period and cash proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities decreased $727 million compared to the prior year period. We paid cash of $866 million for the Columbia Management Acquisition in the second quarter of 2010.

Financing Activities

Net cash used in financing activities was $374 million for the six months ended June 30, 2011 compared to $467 million for the six months ended June 30, 2010. Net cash outflows related to policyholder and contractholder account values were $145 million for the six months ended June 30, 2011 compared to $1.1 billion for the prior year period. Net cash outflows related to policyholder and contractholder account values in the prior year period included net transfers to separate accounts of $1.3 billion primarily due to the implementation of changes to the Portfolio Navigator program. Cash outflows related to investment certificates and banking time deposits decreased $303 million due to lower maturities, withdrawals and cash surrenders compared to the prior year period. Cash provided by other banking deposits increased $401 million compared to the prior year period.

Net cash inflows related to changes in repurchase agreements decreased $376 million compared to the prior year period. Cash received due to issuance of debt, net of issuance costs, was $744 million for the six months ended June 30, 2010. Cash used for the repurchase of common stock increased $589 million for the six months ended June 30, 2011 compared to the prior year period.

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

•          changes in relevant accounting standards, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or to be implemented in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act and the transference of holding company and bank supervisory regulation authority from the OTS to the Federal Reserve Bank and the OCC, respectively, effective July 21, 2011;

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

•          the Company’s ability to pursue and complete strategic transactions and initiatives, including acquisitions, divestitures, including the divestiture of Securities America, joint ventures and the development of new products and services;

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2011.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of 2011:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2011
Share repurchase program(1)	1,047,983	$62.04	1,047,983	$466,409,323
Employee transactions(2)	772	$62.48	N/A	N/A
May 1 to May 31, 2011
Share repurchase program(1)	3,121,661	$61.46	3,121,661	$274,559,662
Employee transactions(2)	17,575	$61.71	N/A	N/A
June 1 to June 30, 2011
Share repurchase program(1)	1,900,055	$57.37	1,900,055	$2,165,553,299
Employee transactions(2)	333	$59.10	N/A	N/A
Totals
Share repurchase program	6,069,699	$60.28	6,069,699
Employee transactions	18,680	$61.70	N/A
	6,088,379		6,069,699

N/A   Not applicable.

(1)       On May 11, 2010, we announced that our Board of Directors authorized us to repurchase up to $1.5 billion worth of our common stock through the date of the company’s 2012 annual shareholders meeting. On June 15, 2011, we announced that our board of directors authorized an additional expenditure of up to $2.0 billion for the repurchase of shares of our common stock through June 28, 2013. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.

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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: August 9, 2011	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date: August 9, 2011	By	/s/ David K. Stewart
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

101*

The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL: (i) Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010; (ii) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Equity for the six months ended June 30, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.

E-1