Form 10-Q
period 2011-09-30
AMERIPRISE FINANCIAL INC
filed 2011-11-07
CIK 820027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2011
Common Stock (par value $.01 per share)	226,255,030 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Management and financial advice fees	$1,127	$996	$3,436	$2,638
Distribution fees	389	349	1,202	1,062
Net investment income	445	525	1,458	1,769
Premiums	311	303	915	884
Other revenues	195	176	635	657
Total revenues	2,467	2,349	7,646	7,010
Banking and deposit interest expense	12	15	36	56
Total net revenues	2,455	2,334	7,610	6,954

Expenses
Distribution expenses	624	519	1,886	1,483
Interest credited to fixed accounts	213	227	632	686
Benefits, claims, losses and settlement expenses	257	636	1,045	1,285
Amortization of deferred acquisition costs	318	(246)	572	43
Interest and debt expense	71	74	221	212
General and administrative expense	725	678	2,221	1,979
Total expenses	2,208	1,888	6,577	5,688
Income from continuing operations before income tax provision	247	446	1,033	1,266
Income tax provision	81	132	288	262
Income from continuing operations	166	314	745	1,004
Income (loss) from discontinued operations, net of tax	2	(2)	(73)	2
Net income	168	312	672	1,006
Less: Net income (loss) attributable to noncontrolling interests	(105)	(32)	(151)	189
Net income attributable to Ameriprise Financial	$273	$344	$823	$817

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$1.14	$1.36	$3.66	$3.14
Income (loss) from discontinued operations	0.01	(0.01)	(0.30)	0.01
Net income	$1.15	$1.35	$3.36	$3.15
Diluted
Income from continuing operations	$1.12	$1.33	$3.58	$3.09
Income (loss) from discontinued operations	0.01	(0.01)	(0.29)	0.01
Net income	$1.13	$1.32	$3.29	$3.10

Cash dividends paid per common share	$0.23	$0.18	$0.64	$0.53
Supplemental Disclosures:
Net investment income:
Net investment income before impairment losses on securities	$450	$527	$1,481	$1,802
Total other-than-temporary impairment losses on securities	(13)	(2)	(56)	(34)
Portion of loss recognized in other comprehensive income	8	—	33	1
Net impairment losses recognized in net investment income	(5)	(2)	(23)	(33)
Net investment income	$445	$525	$1,458	$1,769

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Cash and cash equivalents	$2,664	$2,838
Investments	38,590	37,053
Separate account assets	63,237	68,330
Receivables	5,313	4,849
Deferred acquisition costs	4,324	4,619
Restricted and segregated cash	1,378	1,516
Other assets	7,898	4,965
Assets held for sale	165	173
Total assets before consolidated investment entities	123,569	124,343

Consolidated Investment Entities:
Cash	429	472
Investments, at fair value	5,160	5,444
Receivables (includes $24 and $33, respectively, at fair value)	51	60
Other assets, at fair value	1,171	895
Total assets of consolidated investment entities	6,811	6,871
Total assets	$130,380	$131,214

Liabilities and Equity
Liabilities:
Future policy benefits and claims	$31,644	$30,208
Separate account liabilities	63,237	68,330
Customer deposits	9,624	8,779
Short-term borrowings	504	397
Long-term debt	2,404	2,317
Accounts payable and accrued expenses	1,005	1,112
Other liabilities	5,199	2,983
Liabilities held for sale	60	79
Total liabilities before consolidated investment entities	113,677	114,205

Consolidated Investment Entities:
Debt (includes $5,035 and $5,171, respectively, at fair value)	5,529	5,535
Accounts payable and accrued expenses	25	22
Other liabilities (includes $146 and $154, respectively, at fair value)	162	167
Total liabilities of consolidated investment entities	5,716	5,724
Total liabilities	119,393	119,929

Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 303,236,585 and 301,366,044, respectively)	3	3
Additional paid-in capital	6,182	6,029
Retained earnings	6,842	6,190
Appropriated retained earnings of consolidated investment entities	380	558
Treasury shares, at cost (76,051,809 and 54,668,152 shares, respectively)	(3,772)	(2,620)
Accumulated other comprehensive income, net of tax	636	565
Total Ameriprise Financial, Inc. shareholders’ equity	10,271	10,725
Noncontrolling interests	716	560
Total equity	10,987	11,285
Total liabilities and equity	$130,380	$131,214

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$672	$1,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	61	79
Deferred income tax expense	120	573
Share-based compensation	101	111
Net realized investment gains	(21)	(43)
Other-than-temporary impairments and provision for loan losses	29	42
Net loss (income) attributable to noncontrolling interests	151	(189)
Changes in operating assets and liabilities before consolidated investment entities:
Restricted and segregated cash	98	(155)
Change in deferred acquisition costs, net	205	(332)
Trading securities and equity method investments, net	21	(10)
Future policy benefits and claims, net	(98)	(89)
Receivables	(139)	(226)
Brokerage deposits	78	27
Accounts payable and accrued expenses	(111)	106
Derivatives collateral, net	449	627
Other, net	33	71
Changes in operating assets and liabilities of consolidated investment entities, net	(198)	225
Net cash provided by operating activities	1,451	1,823

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	656	1,265
Maturities, sinking fund payments and calls	4,107	4,783
Purchases	(5,469)	(5,822)
Proceeds from sales, maturities and repayments of commercial mortgage loans	185	154
Funding of commercial mortgage loans	(130)	(132)
Proceeds from sales of other investments	135	135
Purchase of other investments	(257)	(48)
Purchase of investments by consolidated investment entities	(2,542)	(1,491)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	2,696	1,386
Purchase of land, buildings, equipment and software	(149)	(88)
Acquisitions	—	(866)
Change in consumer banking loans and credit card receivables, net	(288)	(283)
Other, net	(3)	(15)
Net cash used in investing activities	(1,059)	(1,022)

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(in millions)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	$681	$783
Maturities, withdrawals and cash surrenders	(1,013)	(1,496)
Change in other banking deposits	1,092	622
Policyholder and contractholder account values:
Consideration received	978	1,248
Net transfers to separate accounts	(3)	(1,283)
Surrenders and other benefits	(1,010)	(992)
Deferred premium options, net	(177)	(111)
Issuance of debt, net of issuance costs	—	744
Repayments of debt	(8)	—
Change in short-term borrowings, net	107	869
Dividends paid to shareholders	(158)	(138)
Repurchase of common shares	(1,233)	(389)
Exercise of stock options	50	53
Excess tax benefits from share-based compensation	89	5
Borrowings by consolidated investment entities	163	156
Repayments of debt by consolidated investment entities	(222)	(180)
Noncontrolling interests investments in subsidiaries	148	68
Distributions to noncontrolling interests	(42)	(166)
Other, net	(1)	(1)
Net cash used in financing activities	(559)	(208)
Effect of exchange rate changes on cash	(1)	(5)
Net increase (decrease) in cash and cash equivalents (1)	(168)	588
Cash and cash equivalents at beginning of period (1)	2,861	3,097
Cash and cash equivalents at end of period (1)	$2,693	$3,685

Supplemental Disclosures:
Interest paid before consolidated investment entities	$142	$157
Income taxes paid, net	355	56
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	124	93

(1) Cash and cash equivalents includes cash held for sale. See Note 16 for additional information.

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in millions, except share data)

	Ameriprise Financial, Inc.
					Appropriated
					Retained
					Earnings of		Accumulated
	Number of		Additional		Consolidated		Other Com-	Non-
	Outstanding	Common	Paid-In	Retained	Investment	Treasury	prehensive	controlling
	Shares	Shares	Capital	Earnings	Entities	Shares	Income	Interests	Total
Balances at January 1, 2010	255,095,491	$3	$5,748	$5,276	$—	$(2,023)	$265	$603	$9,872
Change in accounting principle	—	—	—	—	473	—	—	—	473
Comprehensive income:
Net income	—	—	—	817	—	—	—	189	1,006
Net income reclassified to appropriated retained earnings	—	—	—	—	117	—	—	(117)	—
Other comprehensive income, net of tax:
Change in net unrealized securities gains	—	—	—	—	—	—	628	—	628
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	17	—	17
Change in net unrealized derivatives gains	—	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	—	(14)	(23)	(37)
Total comprehensive income									1,615
Dividends paid to shareholders	—	—	—	(138)	—	—	—	—	(138)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	68	68
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(166)	(166)
Repurchase of common shares	(9,971,122)	—	—	—	—	(389)	—	—	(389)
Share-based compensation plans	3,556,371	—	169	—	—	—	—	—	169
Balances at September 30, 2010	248,680,740	$3	$5,917	$5,955	$590	$(2,412)	$897	$554	$11,504

Balances at January 1, 2011	246,697,892	$3	$6,029	$6,190	$558	$(2,620)	$565	$560	$11,285
Comprehensive income:
Net income (loss)	—	—	—	823	—	—	—	(151)	672
Net loss reclassified to appropriated retained earnings	—	—	—	—	(178)	—	—	178	—
Other comprehensive income, net of tax:
Change in net unrealized securities gains	—	—	—	—	—	—	100	—	100
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	(5)	—	(5)
Change in net unrealized derivatives gains	—	—	—	—	—	—	(22)	—	(22)
Foreign currency translation adjustment	—	—	—	—	—	—	(2)	(6)	(8)
Total comprehensive income									737
Dividends paid to shareholders	—	—	—	(158)	—	—	—	—	(158)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	148	148
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(42)	(42)
Repurchase of common shares	(23,050,091)	—	—	—	—	(1,233)	—	—	(1,233)
Share-based compensation plans	3,536,975	—	153	(13)	—	81	—	29	250
Balances at September 30, 2011	227,184,776	$3	$6,182	$6,842	$380	$(3,772)	$636	$716	$10,987

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

During the third quarter of 2011, the Company signed a definitive agreement to sell Securities America Financial Corporation and its subsidiaries (“Securities America”) to Ladenburg Thalmann Financial Services, Inc. for $150 million in cash and potential future payments if Securities America reaches certain financial criteria. The sale closed on November 4, 2011. The results of Securities America have been presented as discontinued operations for all periods presented and the related assets and liabilities have been classified as held for sale. See Note 16 for additional information on discontinued operations.

The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. Except for the adjustments described below, all adjustments made were of a normal recurring nature.

In the third quarter of 2011, the Company made an adjustment for additional bond discount amortization investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities, which resulted in a $39 million pretax benefit, net of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization ($25 million after-tax). Management has determined that the effect of this adjustment is immaterial to all current and prior periods presented. In the third quarter of 2010, the Company made adjustments for revisions to the valuations of reserves, DAC and DSIC related to insurance and living benefit guarantees which resulted in a $32 million pretax charge ($21 million after-tax). In the second quarter of 2010, the Company made an adjustment for revisions to certain calculations in its valuation of DAC and DSIC which resulted in a $33 million pretax benefit ($21 million after-tax).

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

2.  Recent Accounting Pronouncements

Adoption of New Accounting Standards

Receivables

In April 2011, the Financial Accounting Standards Board (“FASB”) updated the accounting standards for troubled debt restructurings. The new standard includes indicators that a lender should consider in determining whether a borrower is experiencing financial difficulties and provides clarification for determining whether the lender has granted a concession to the borrower. The standard sets the effective dates for troubled debt restructuring disclosures required by recent guidance on credit quality disclosures. The standard is effective for interim and annual periods beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption. For purposes of measuring impairments of receivables that are considered impaired as a result of applying the new guidance, the standard should be applied prospectively for the interim or annual period beginning on or after June 15, 2011. The Company

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

adopted the standard in the third quarter of 2011. The adoption did not have any effect on the Company’s consolidated results of operations and financial condition. See Note 5 for the required disclosures.

Fair Value

In January 2010, the FASB updated the accounting standards related to disclosures on fair value measurements. The standard expands the current disclosure requirements to include additional detail about significant transfers between Levels 1 and 2 within the fair value hierarchy and presents activity in the rollforward of Level 3 activity on a gross basis. The standard also clarifies existing disclosure requirements related to the level of disaggregation to be used for assets and liabilities as well as disclosures on the inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the Level 3 rollforward, which are effective for interim and annual periods beginning after December 15, 2010. The Company adopted the standard in the first quarter of 2010, except for the additional disclosures related to the Level 3 rollforward, which the Company adopted in the first quarter of 2011. The adoption did not have any effect on the Company’s consolidated results of operations and financial condition. See Note 3 and Note 10 for the required disclosures.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

on or after December 15, 2011. The adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB updated the accounting standards related to accounting for repurchase agreements and other similar agreements. The standard modifies the criteria for determining when these transactions would be accounted for as secured borrowings as opposed to sales. The standard is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. The adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB updated the accounting standards for DAC. Under this new standard, only the following costs incurred in the acquisition of new and renewal insurance contracts would be capitalizable as DAC: (i) incremental direct costs of a successful contract acquisition, (ii) portions of employees’ salaries and benefits directly related to time spent performing specified acquisition activities (that is, underwriting, policy issuance and processing, medical and inspection, and sales force contract selling) for a contract that has actually been acquired, (iii) other costs related to the specified acquisition activities that would not have been incurred had the acquisition contract not occurred, and (iv) advertising costs that meet the capitalization criteria in other GAAP guidance for certain direct-response marketing. All other costs are to be expensed as incurred. The Company will retrospectively adopt the standard on January 1, 2012 and expects the cumulative effect of the adoption to reduce retained earnings by a range of $1.3 billion to $1.4 billion after-tax at January 1, 2012. Management expects the adoption will have a marginal impact to net income in 2012.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$347	$7	$354
Common stocks	33	83	9	125
Other structured investments	—	59	—	59
Syndicated loans	—	4,187	435	4,622
Total investments	33	4,676	451	5,160
Receivables	—	24	—	24
Other assets	—	8	1,163	1,171
Total assets at fair value	$33	$4,708	$1,614	$6,355
Liabilities
Debt	$—	$—	$5,035	$5,035
Other liabilities	—	146	—	146
Total liabilities at fair value	$—	$146	$5,035	$5,181

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$418	$6	$424
Common stocks	26	53	11	90
Other structured investments	—	39	22	61
Syndicated loans	—	4,867	—	4,867
Trading securities	—	2	—	2
Total investments	26	5,379	39	5,444
Receivables	—	33	—	33
Other assets	—	8	887	895
Total assets at fair value	$26	$5,420	$926	$6,372
Liabilities
Debt	$—	$—	$5,171	$5,171
Other liabilities	—	154	—	154
Total liabilities at fair value	$—	$154	$5,171	$5,325

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Corporate			Other
	Debt	Common		Structured	Syndicated		Other
	Securities	Stocks		Investments	Loans		Assets	Debt
	(in millions)
Balance, July 1, 2011	$6	$23		$3	$246		$1,097	$(5,234)
Total gains (losses) included in:
Net income	—	(1	)(1)	—	(27	)(1)	—	157	(1)
Other comprehensive income	—	—		—	—		(32)	—
Purchases	2	—		—	90		101	—
Sales	—	—		—	(2)		(3)	—
Issues	—	—		—	—		—	—
Settlements	(1)	—		—	(57)		—	42
Transfers into Level 3	—	5		—	250		—	—
Transfers out of Level 3	—	(18)		(3)	(65)		—	—
Balance, September 30, 2011	$7	$9		$—	$435		$1,163	$(5,035)

Changes in unrealized gains (losses) included in income relating to assets and liabilities held at September 30, 2011	$—	$(1	)(1)	$—	$(26	)(1)	$5 (2)	$156	(1)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in other revenues in the Consolidated Statements of Operations.

	Corporate			Other
	Debt	Common		Structured		Other
	Securities	Stocks		Investments		Assets		Debt
	(in millions)
Balance, July 1, 2010	$6	$4		$10		$682		$(5,048)
Total gains (losses) included in:
Net income	—	2	(1)	(1	)(1)	(3	)(2)	(51	)(1)
Other comprehensive income	—	—		—		35		—
Purchases, sales, issues and settlements, net	—	3		4		164		2
Balance, September 30, 2010	$6	$9		$13		$878		$(5,097)

Changes in unrealized gains (losses) included in income relating to assets and liabilities held at September 30, 2010	$—	$2	(1)	$(1	)(1)	$(7	)(2)	$(51	)(1)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in other revenues in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

	Corporate			Other
	Debt	Common		Structured		Syndicated		Other
	Securities	Stocks		Investments		Loans		Assets	Debt
	(in millions)
Balance, January 1, 2011	$6	$11		$22		$—		$887	$(5,171)
Total gains (losses) included in:
Net income	—	4	(1)	(1	)(1)	(23	)(1)	5 (2)	(59	)(1)
Other comprehensive income	—	—		—		—		(7)	—
Purchases	2	—		3		183		296	—
Sales	(1)	—		—		(8)		(18)	—
Issues	—	—		—		—		—	(27)
Settlements	(1)	—		—		(113)		1	222
Transfers into Level 3	1	19		—		507		7	—
Transfers out of Level 3	—	(25)		(24)		(111)		(8)	—
Balance, September 30, 2011	$7	$9		$—		$435		$1,163	$(5,035)

Changes in unrealized gains (losses) included in income relating to assets and liabilities held at September 30, 2011	$—	$1	(1)	$—		$(22	)(1)	$17 (2)	$(55	)(1)

(1)	Included in net investment income in the Consolidated Statements of Operations.
(2)	Included in other revenues in the Consolidated Statements of Operations.

	Corporate				Other
	Debt		Common		Structured	Other
	Securities		Stocks		Investments	Assets		Debt
	(in millions)
Balance, January 1, 2010	$—		$—		$—	$831		$—
Cumulative effect of accounting change	15		—		5	—		(4,962)
Total gains (losses) included in:
Net income	(1	)(1)	2	(1)	—	68	(2)	(157	)(1)
Other comprehensive income	—		—		—	(29)		—
Purchases, sales, issues and settlements, net	(8)		7		8	8		22
Balance, September 30, 2010	$6		$9		$13	$878		$(5,097)

Changes in unrealized gains (losses) included in income relating to assets and liabilities held at September 30, 2010	$—		$2	(1)	$—	$35	(3)	$(157	)(1)

(1)	Included in net investment income in the Consolidated Statements of Operations.
(2)	Represents a $69 million gain included in other revenues and a $1 million loss included in net investment income in the Consolidated Statements of Operations.
(3)	Represents a $36 million gain included in other revenues and a $1 million loss included in net investment income in the Consolidated Statements of Operations.

Securities transferred from Level 2 to Level 3 represent securities with fair values that are now based on a single broker quote. Securities transferred from Level 3 to Level 2 represent securities with fair values that are now obtained from a nationally-recognized pricing service with observable inputs.

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

The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	September 30, 2011	December 31, 2010
	(in millions)
Syndicated loans
Unpaid principal balance	$4,984	$5,107
Excess estimated unpaid principal over fair value	(362)	(240)
Fair value	$4,622	$4,867

Fair value of loans more than 90 days past due	$23	$71
Fair value of loans in non-accrual status	23	71
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in non-accrual status or both	20	62
Debt
Unpaid principal balance	$5,698	$5,893
Excess estimated unpaid principal over fair value	(663)	(722)
Fair value	$5,035	$5,171

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

Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(120) million and $(32) million for the three months ended September 30, 2011 and 2010, respectively. Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(186) million and $96 million for the nine months ended September 30, 2011 and 2010, respectively. The majority of the syndicated loans and debt have floating rates; as such, changes in their fair values are primarily attributable to changes in credit spreads.

Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(in millions)
Debt of consolidated CDOs due 2012-2021	$5,035	$5,171	0.8%	1.0%
Floating rate revolving credit borrowings due 2014	406	329	5.4	5.6
Floating rate revolving credit borrowings due 2015	88	35	4.4	5.2
Total	$5,529	$5,535

The debt of the consolidated CDOs has both fixed and floating interest rates, which range from 0% to 13.3%. The interest rates on the debt of consolidated investment entities are weighted average rates based on the outstanding principal and contractual interest rates. The carrying value of the debt of the consolidated CDOs represents the fair value of the aggregate debt as of September 30, 2011 and December 31, 2010. The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt of certain consolidated pooled investment vehicles managed by Threadneedle. The fair value of this debt was $494 million and $364 million as of September 30, 2011 and December 31, 2010, respectively.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

4.  Investments

The following is a summary of Ameriprise Financial investments:

	September 30, 2011	December 31, 2010
	(in millions)
Available-for-Sale securities, at fair value	$34,012	$32,619
Commercial mortgage loans, net	2,520	2,577
Trading securities	567	565
Policy loans	741	733
Other investments	750	559
Total	$38,590	$37,053

Available-for-Sale securities distributed by type were as follows:

	September 30, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,750	$1,674	$(81)	$17,343	$—
Residential mortgage backed securities	7,436	311	(314)	7,433	(125)
Commercial mortgage backed securities	4,625	264	(4)	4,885	—
Asset backed securities	2,004	72	(42)	2,034	(16)
State and municipal obligations	1,985	161	(63)	2,083	—
U.S. government and agencies obligations	63	10	—	73	—
Foreign government bonds and obligations	111	17	(1)	127	—
Common stocks	6	3	(1)	8	—
Other debt obligations	26	—	—	26	—
Total	$32,006	$2,512	$(506)	$34,012	$(141)

	December 31, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,433	$1,231	$(58)	$16,606	$—
Residential mortgage backed securities	7,213	368	(323)	7,258	(117)
Commercial mortgage backed securities	4,583	293	(8)	4,868	—
Asset backed securities	1,982	78	(40)	2,020	(16)
State and municipal obligations	1,666	21	(105)	1,582	—
U.S. government and agencies obligations	135	8	—	143	—
Foreign government bonds and obligations	91	17	—	108	—
Common stocks	6	4	—	10	—
Other debt obligations	24	—	—	24	—
Total	$31,133	$2,020	$(534)	$32,619	$(133)

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

At both September 30, 2011 and December 31, 2010, fixed maturity securities comprised approximately 88% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At both September 30, 2011 and December 31, 2010, the Company’s internal analysts rated $1.2 billion of securities, using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	September 30, 2011			December 31, 2010
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$12,047	$12,646	37%	$12,142	$12,809	39%
AA	1,802	1,948	6	1,843	1,899	6
A	4,959	5,373	16	4,449	4,670	14
BBB	11,223	12,407	36	10,536	11,408	35
Below investment grade	1,969	1,630	5	2,157	1,823	6
Total fixed maturities	$32,000	$34,004	100%	$31,127	$32,609	100%

At September 30, 2011 and December 31, 2010, approximately 35% and 29%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2011
	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in millions, except number of securities)
Corporate debt securities	149	$1,701	$(64)	7	$95	$(17)	156	$1,796	$(81)
Residential mortgage backed securities	102	1,204	(31)	134	701	(283)	236	1,905	(314)
Commercial mortgage backed securities	35	474	(4)	3	31	—	38	505	(4)
Asset backed securities	38	396	(11)	30	146	(31)	68	542	(42)
State and municipal obligations	28	59	(2)	57	241	(61)	85	300	(63)
Foreign government bonds and obligations	4	21	(1)	—	—	—	4	21	(1)
Common stocks	7	2	(1)	—	—	—	7	2	(1)
Total	363	$3,857	$(114)	231	$1,214	$(392)	594	$5,071	$(506)

	December 31, 2010
	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in millions, except number of securities)
Corporate debt securities	115	$1,859	$(46)	13	$157	$(12)	128	$2,016	$(58)
Residential mortgage backed securities	108	782	(12)	133	712	(311)	241	1,494	(323)
Commercial mortgage backed securities	30	498	(7)	1	23	(1)	31	521	(8)
Asset backed securities	29	354	(8)	25	123	(32)	54	477	(40)
State and municipal obligations	206	696	(31)	60	232	(74)	266	928	(105)
Total	488	$4,189	$(104)	232	$1,247	$(430)	720	$5,436	$(534)

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Beginning balance	$299	$291	$297	$263
Credit losses for which an other-than-temporary impairment was not previously recognized	1	—	14	15
Credit losses for which an other-than-temporary impairment was previously recognized	4	2	9	15
Reductions for securities sold during the period (realized)	—	—	(16)	—
Ending balance	$304	$293	$304	$293

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

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income:

	Net		Accumulated Other
	Unrealized		Comprehensive Income
	Securities	Deferred	Related to Net Unrealized
	Gains (Losses)	Income Tax	Securities Gains (Losses)
	(in millions)

Balance at January 1, 2010	$474	$(164)	$310
Net unrealized securities gains arising during the period (2)	1,596	(559)	1,037
Reclassification of gains included in net income	(10)	3	(7)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(591)	206	(385)
Balance at September 30, 2010	$1,469	$(514)	$955 (1)

Balance at January 1, 2011	$946	$(331)	$615
Net unrealized securities gains arising during the period (2)	518	(178)	340
Reclassification of losses included in net income	2	(1)	1
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(378)	132	(246)
Balance at September 30, 2011	$1,088	$(378)	$710 (1)

(1)    Includes $(71) million and $(66) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at September 30, 2011 and September 30, 2010, respectively.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Gross realized gains	$—	$7	$39	$47
Gross realized losses	—	(3)	(18)	(4)
Other-than-temporary impairments	(5)	(2)	(23)	(33)

Other-than-temporary impairments for the three months and nine months ended September 30, 2011and 2010 primarily related to credit losses on non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity at September 30, 2011 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,040	$1,056
Due after one year through five years	5,856	6,121
Due after five years through 10 years	6,376	7,067
Due after 10 years	4,663	5,408
	17,935	19,652
Residential mortgage backed securities	7,436	7,433
Commercial mortgage backed securities	4,625	4,885
Asset backed securities	2,004	2,034
Common stocks	6	8
Total	$32,006	$34,012

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common and preferred stocks, were not included in the maturities distribution.

Trading Securities

Net recognized gains and (losses) related to trading securities held at September 30, 2011 and 2010 were $(10) million and $12 million, respectively, for the three months then ended and $(7) million and $23 million, respectively, for the nine months then ended.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Allowance for Loan Losses

The following tables present a rollforward of the allowance for loan losses for the nine months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	September 30, 2011
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Beginning balance	$38	$10	$16	$64
Charge-offs	(2)	—	(8)	(10)
Provisions	(1)	(1)	8	6
Ending balance	$35	$9	$16	$60

Individually evaluated for impairment	$10	$1	$2	$13
Collectively evaluated for impairment	25	8	14	47

	September 30, 2010
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Beginning balance	$32	$26	$13	$71
Charge-offs	(1)	(2)	(8)	(11)
Provisions	8	(10)	11	9
Ending balance	$39	$14	$16	$69

Individually evaluated for impairment	$7	$1	$2	$10
Collectively evaluated for impairment	32	13	14	59

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	September 30, 2011
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Individually evaluated for impairment	$77	$5	$11	$93
Collectively evaluated for impairment	2,478	370	1,310	4,158
Total	$2,555	$375	$1,321	$4,251

	December 31, 2010
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Individually evaluated for impairment	$75	$8	$12	$95
Collectively evaluated for impairment	2,540	303	1,054	3,897
Total	$2,615	$311	$1,066	$3,992

As of September 30, 2011 and December 31, 2010, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $18 million and $24 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Purchases and sales of loans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Purchases
Consumer bank loans	$85	$68	$306	$217
Syndicated loans	82	16	185	22
Total loans purchased	$167	$84	$491	$239

Sales
Consumer bank loans	$51	$110	$191	$295
Syndicated loans	—	17	2	39
Total loans sold	$51	$127	$193	$334

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $9 million and $15 million as of September 30, 2011 and December 31, 2010, respectively. All other loans were considered to be performing.

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 3% of total commercial mortgage loans as of both September 30, 2011 and December 31, 2010. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure in the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(in millions)
East North Central	$251	$242	10%	9%
East South Central	65	66	2	3
Middle Atlantic	220	215	9	8
Mountain	279	301	11	11
New England	144	156	6	6
Pacific	573	541	22	21
South Atlantic	610	625	24	24
West North Central	250	271	10	10
West South Central	163	198	6	8
	2,555	2,615	100%	100%
Less: allowance for loan losses	35	38
Total	$2,520	$2,577

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(in millions)
Apartments	$378	$351	15%	13%
Hotel	52	57	2	2
Industrial	471	475	18	18
Mixed Use	40	43	2	2
Office	698	747	27	29
Retail	808	843	32	32
Other	108	99	4	4
	2,555	2,615	100%	100%
Less: allowance for loan losses	35	38
Total	$2,520	$2,577

Syndicated Loans

The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at September 30, 2011 and December 31, 2010 were $2 million and $3 million, respectively.

Consumer Bank Loans

The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration in determining the allowance for loan losses for residential mortgage loans, credit cards and other consumer bank loans. At a minimum, management updates FICO scores and LTV ratios semiannually.

As of September 30, 2011 and December 31, 2010, approximately 5% and 7%, respectively, of residential mortgage loans and credit cards and other consumer bank loans had FICO scores below 640. At September 30, 2011 and December 31, 2010, approximately 2% and 3%, respectively, of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for the consumer bank loans is in California representing 37% and 33% of the portfolio as of September 30, 2011 and December 31, 2010, respectively. No other state represents more than 10% of the total consumer bank loan portfolio.

Troubled Debt Restructurings

A loan is classified as a restructured loan when the Company makes certain concessionary modifications to contractual terms for borrowers experiencing financial difficulty. When the interest rate, minimum payments, and/or due dates have been modified in an attempt to make the loan more affordable to the borrower, the modification is considered a troubled debt restructuring. Generally, performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms which may result in the loan being returned to accrual status at the time of the restructure or after a performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. There are no commitments to lend additional funds to borrowers whose loans have been restructured. The Company restructured 22 loans with a recorded investment of $6 million and 87 loans with a recorded investment of $37 million for the three months and nine months ended September 30, 2011, respectively. The recorded investment in restructured loans primarily consists of commercial mortgage loans. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for both the three months and nine months ended September 30, 2011.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

6.  Deferred Acquisition Costs and Deferred Sales Inducement Costs

In the third quarter of 2011, management reviewed and updated the Company’s assumptions used to calculate DAC and DSIC.

The balances of and changes in DAC were as follows:

	2011	2010
	(in millions)
Balance at January 1	$4,619	$4,334
Capitalization of acquisition costs	367	375
Amortization, excluding the impact of valuation assumptions review	(521)	(366)
Amortization impact of valuation assumptions review	(51)	323
Impact of change in net unrealized securities gains	(90)	(229)
Balance at September 30	$4,324	$4,437

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2011	2010
	(in millions)
Balance at January 1	$545	$524
Capitalization of sales inducement costs	7	32
Amortization, excluding the impact of valuation assumptions review	(69)	(43)
Amortization impact of valuation assumptions review	(11)	52
Impact of change in net unrealized securities gains	(9)	(34)
Balance at September 30	$463	$531

7.  Future Policy Benefits and Claims and Separate Account Liabilities

Future policy benefits and claims consisted of the following:

	September 30, 2011	December 31, 2010
	(in millions)
Fixed annuities	$16,473	$16,520
Equity indexed annuity (“EIA”) accumulated host values	61	100
EIA embedded derivatives	1	3
Variable annuity fixed sub-accounts	4,803	4,868
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	1,350	337
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	276	104
Other variable annuity guarantees	17	13
Total annuities	22,981	21,945
Variable universal life (“VUL”)/ universal life (“UL”) insurance	2,631	2,588
VUL/UL insurance additional liabilities	203	143
Other life, disability income and long term care insurance	5,278	5,004
Auto, home and other insurance	418	394
Policy claims and other policyholders’ funds	133	134
Total	$31,644	$30,208

Separate account liabilities consisted of the following:

	September 30, 2011	December 31, 2010
	(in millions)
Variable annuity variable sub-accounts	$54,207	$57,862
VUL insurance variable sub-accounts	5,252	5,887
Other insurance variable sub-accounts	39	46
Threadneedle investment liabilities	3,739	4,535
Total	$63,237	$68,330

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	September 30, 2011				December 31, 2010
Variable Annuity Guarantees by Benefit Type(1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$37,267	$35,574	$971	62	$37,714	$36,028	$173	62
Five/six-year reset	11,421	8,920	614	63	13,689	11,153	312	62
One-year ratchet	6,951	6,490	842	64	7,741	7,242	287	63
Five-year ratchet	1,392	1,338	56	60	1,466	1,414	8	60
Other	697	670	124	68	680	649	61	67
Total — GMDB	$57,728	$52,992	$2,607	62	$61,290	$56,486	$841	62

GGU death benefit	$882	$829	$76	63	$970	$912	$79	64

GMIB	$456	$424	$133	65	$597	$561	$76	64
GMWB:
GMWB	$3,743	$3,722	$447	65	$4,341	$4,317	$106	64
GMWB for life	21,678	21,572	1,791	64	20,374	20,259	129	63
Total — GMWB	$25,421	$25,294	$2,238	64	$24,715	$24,576	$235	63

GMAB	$3,308	$3,302	$161	56	$3,540	$3,523	$22	56

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

Changes in additional liabilities for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Balance at January 1, 2010	$6	$6	$204	$100	$15
Incurred claims	16	3	736	131	43
Paid claims	(15)	(1)	—	—	(4)
Balance at September 30, 2010	$7	$8	$940	$231	$54

Balance at January 1, 2011	$5	$8	$337	$104	$68
Incurred claims	10	2	1,013	172	38
Paid claims	(7)	(1)	—	—	(9)
Balance at September 30, 2011	$8	$9	$1,350	$276	$97

The liabilities for guaranteed benefits are supported by general account assets.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30, 2011	December 31, 2010
	(in millions)
Mutual funds:
Equity	$28,939	$32,310
Bond	22,372	22,319
Other	1,901	2,208
Total mutual funds	$53,212	$56,837

9.  Debt

The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance				Stated Interest Rate
	September 30, 2011		December 31, 2010		September 30, 2011	December 31, 2010
	(in millions)
Senior notes due 2015	$755	(1)	$728	(1)	5.7%	5.7%
Senior notes due 2019	340	(1)	312	(1)	7.3	7.3
Senior notes due 2020	803	(1)	763	(1)	5.3	5.3
Senior notes due 2039	200		200		7.8	7.8
Junior subordinated notes due 2066	306		308		7.5	7.5
Municipal bond inverse floater certificates due 2021	—		6		—	0.3
Total long-term debt	2,404		2,317
Short-term borrowings	504		397		0.2	0.3
Total	$2,908		$2,714

(1)        Amounts include adjustments for fair value hedges on the Company’s long-term debt and any unamortized discounts. See Note 10 for information on the Company’s fair value hedges.

Long-term debt

During the third quarter of 2011, the Company retired $2 million of its junior subordinated notes due 2066.

During the first quarter of 2011, the Company extinguished $6 million of its municipal bond inverse floater certificates funded through the call of a $10 million portfolio of municipal bonds.

On September 9, 2011, the Company amended its credit agreement to extend the expiration date of its unsecured revolving credit facility from September 29, 2011 to November 30, 2011.

Short-term borrowings

The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings. The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $515 million and $412 million at September 30, 2011 and December 31, 2010, respectively. The stated interest rate of the short-term borrowings is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$3	$2,217	$—	$2,220
Available-for-Sale securities:
Corporate debt securities	—	16,024	1,319	17,343
Residential mortgage backed securities	—	3,608	3,825	7,433
Commercial mortgage backed securities	—	4,833	52	4,885
Asset backed securities	—	1,539	495	2,034
State and municipal obligations	—	2,083	—	2,083
U.S. government and agencies obligations	22	51	—	73
Foreign government bonds and obligations	—	127	—	127
Common stocks	1	2	5	8
Other debt obligations	—	26	—	26
Total Available-for-Sale securities	23	28,293	5,696	34,012
Trading securities:
Seed money	184	33	12	229
Investments segregated for regulatory purposes	—	16	—	16
Fixed income and other	—	320	—	320
Total trading securities	184	369	12	565
Separate account assets	—	63,237	—	63,237
Other assets:
Interest rate derivative contracts	—	1,783	—	1,783
Equity derivative contracts	279	985	—	1,264
Credit derivative contracts	—	3	—	3
Foreign currency derivative contracts	—	7	—	7
Other	—	1	—	1
Total other assets	279	2,779	—	3,058
Assets held for sale	15	—	—	15
Total assets at fair value	$504	$96,895	$5,708	$103,107

Liabilities
Future policy benefits and claims:
EIA embedded derivatives	$—	$1	$—	$1
GMWB and GMAB embedded derivatives	—	—	1,600	1,600
Total future policy benefits and claims	—	1	1,600	1,601
Customer deposits	—	4	—	4
Other liabilities:
Interest rate derivative contracts	—	1,073	—	1,073
Equity derivative contracts	232	605	—	837
Foreign currency derivative contracts	1	5	—	6
Other	—	5	—	5
Total other liabilities	233	1,688	—	1,921
Total liabilities at fair value	$233	$1,693	$1,600	$3,526

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$42	$2,481	$—	$2,523
Available-for-Sale securities:
Corporate debt securities	—	15,281	1,325	16,606
Residential mortgage backed securities	—	3,011	4,247	7,258
Commercial mortgage backed securities	—	4,817	51	4,868
Asset backed securities	—	1,544	476	2,020
State and municipal obligations	—	1,582	—	1,582
U.S. government and agencies obligations	64	79	—	143
Foreign government bonds and obligations	—	108	—	108
Common stocks	2	3	5	10
Other debt obligations	—	24	—	24
Total Available-for-Sale securities	66	26,449	6,104	32,619
Trading securities:
Seed money	133	71	19	223
Investments segregated for regulatory purposes	2	14	—	16
Fixed income and other	—	323	—	323
Total trading securities	135	408	19	562
Separate account assets	—	68,330	—	68,330
Other assets:
Interest rate derivative contracts	—	438	—	438
Equity derivative contracts	32	420	—	452
Credit derivative contracts	—	4	—	4
Foreign currency derivative contracts	1	—	—	1
Other	—	2	—	2
Total other assets	33	864	—	897
Assets held for sale	—	15	—	15
Total assets at fair value	$276	$98,547	$6,123	$104,946

Liabilities
Future policy benefits and claims:
EIA embedded derivatives	$—	$3	$—	$3
GMWB and GMAB embedded derivatives	—	—	421	421
Total future policy benefits and claims	—	3	421	424
Customer deposits	—	14	—	14
Other liabilities:
Interest rate derivative contracts	—	379	—	379
Equity derivative contracts	18	722	—	740
Credit derivative contracts	—	1	—	1
Foreign currency derivative contracts	1	—	—	1
Other	—	2	—	2
Total other liabilities	19	1,104	—	1,123
Total liabilities at fair value	$19	$1,121	$421	$1,561

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

								Future Policy
								Benefits
	Available-for-Sale Securities							and Claims:
		Residential	Commercial					GMWB
	Corporate	Mortgage	Mortgage	Asset				and GMAB
	Debt	Backed	Backed	Backed	Common		Trading	Embedded
	Securities	Securities	Securities	Securities	Stocks	Total	Securities	Derivatives
	(in millions)
Balance, July 1, 2011	$1,274	$4,097	$64	$498	$5	$5,938	$12	$(316)
Total gains (losses) included in:
Net income	—	52	—	4	—	56 (1)	—	(1,236	)(2)
Other comprehensive income	—	(107)	(1)	(15)	—	(123)	—	—
Purchases	71	57	15	43	—	186	—	—
Sales	—	—	—	—	—	—	—	—
Issues	—	—	—	—	—	—	—	(39)
Settlements	(33)	(274)	(1)	(27)	—	(335)	—	(9)
Transfers into Level 3	7	—	—	14	—	21	—	—
Transfers out of Level 3	—	—	(25)	(22)	—	(47)	—	—
Balance, September 30, 2011	$1,319	$3,825	$52	$495	$5	$5,696	$12	$(1,600)

Changes in unrealized gains (losses) relating to assets and liabilities held at September 30, 2011 included in:
Net investment income	$—	$52	$—	$4	$—	$56	$—	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	—	(1,241)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

											Future Policy
											Benefits
	Available-for-Sale Securities										and Claims:
		Residential	Commercial								GMWB
	Corporate	Mortgage	Mortgage	Asset							and GMAB
	Debt	Backed	Backed	Backed	Common			Trading		Other	Embedded
	Securities	Securities	Securities	Securities	Stocks	Total		Securities		Assets	Derivatives
	(in millions)
Balance, July 1, 2010	$1,243	$4,173	$144	$442	$4	$6,006		$18		$1	$(1,083)
Total gains (losses) included in:
Net income	—	20	—	2	—	22	(1)	1	(1)	—	(44	)(2)
Other comprehensive income	15	114	—	6	1	136		(1)		—	—
Purchases, sales, issues and settlements, net	30	155	—	(12)	—	173		2		(1)	(26)
Transfers into Level 3	25	—	—	—	—	25		—		—	—
Transfers out of Level 3	—	(21)	(144)	(13)	—	(178)		—		—	—
Balance, September 30, 2010	$1,313	$4,441	$—	$425	$5	$6,184		$20		$—	$(1,153)

Changes in unrealized gains (losses) relating to assets and liabilities held at September 30, 2010 included in:
Net investment income	$—	$19	$—	$2	$—	$21		$—		$—	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—		—	(49)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

									Future Policy
									Benefits
	Available-for-Sale Securities								and Claims:
		Residential	Commercial						GMWB
	Corporate	Mortgage	Mortgage	Asset					and GMAB
	Debt	Backed	Backed	Backed	Common		Trading		Embedded
	Securities	Securities	Securities	Securities	Stocks	Total	Securities		Derivatives
	(in millions)
Balance, January 1, 2011	$1,325	$4,247	$51	$476	$5	$6,104	$19		$(421)
Total gains (losses) included in:
Net income	7	58	—	8	—	73 (1)	1	(1)	(1,061	)(2)
Other comprehensive income	11	(106)	—	(13)	—	(108)	—		—
Purchases	145	556	104	123	—	928	2		—
Sales	—	(3)	—	—	—	(3)	(10)		—
Issues	—	—	—	—	—	—	—		(107)
Settlements	(166)	(871)	(2)	(88)	—	(1,127)	—		(11)
Transfers into Level 3	9	—	1	18	—	28	—		—
Transfers out of Level 3	(12)	(56)	(102)	(29)	—	(199)	—		—
Balance, September 30, 2011	$1,319	$3,825	$52	$495	$5	$5,696	$12		$(1,600)

Changes in unrealized gains (losses) relating to assets and liabilities held at September 30, 2011 included in:
Net investment income	$—	$69	$—	$8	$—	$77	$—		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	—		(1,074)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

														Future Policy
														Benefits
	Available-for-Sale Securities													and Claims:
		Residential	Commercial											GMWB
	Corporate	Mortgage	Mortgage	Asset		Other								and GMAB
	Debt	Backed	Backed	Backed	Common	Structured				Trading		Other		Embedded
	Securities	Securities	Securities	Securities	Stocks	Investments		Total		Securities		Assets		Derivatives
	(in millions)
Balance, January 1, 2010	$1,252	$3,982	$72	$455	$4	$58		$5,823		$16		$—		$(299)
Total gains (losses) included in:
Net income	1	35	1	10	—	—		47	(1)	3	(1)	1	(1)	(760	)(2)
Other comprehensive income	58	310	10	34	1	—		413		(2)		—		—
Purchases, sales, issues and settlements, net	(23)	135	61	(38)	—	(58	)(3)	77		3		(1)		(94)
Transfers into Level 3	25	—	—	—	—	—		25		—		—		—
Transfers out of Level 3	—	(21)	(144)	(36)	—	—		(201)		—		—		—
Balance, September 30, 2010	$1,313	$4,441	$—	$425	$5	$—		$6,184		$20		$—		$(1,153)

Changes in unrealized gains (losses) relating to assets and liabilities held at September 30, 2010 included in:
Net investment income	$—	$33	$—	$10	$—	$—		$43		$—		$—		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—		—		—		(769)

(1)    Included in net investment income in the Consolidated Statements of Operations.

(2)    Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

(3)    Represents the elimination of Ameriprise Financial’s investment in CDOs, which were consolidated due to the adoption of a new accounting standard.

See Note 3 for additional information related to the consolidation of CDOs.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Securities transferred from Level 2 to Level 3 represent securities with fair values that are now based on a single broker quote. Securities transferred from Level 3 to Level 2 represent securities with fair values that are now obtained from a nationally-recognized pricing service with observable inputs.

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

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,520	$2,708	$2,577	$2,671
Policy loans	741	709	733	808
Receivables	2,350	2,054	1,852	1,566
Restricted and segregated cash	1,378	1,378	1,516	1,516
Assets held for sale	19	18	18	18
Other investments and assets	398	390	331	338
Financial Liabilities
Future policy benefits and claims	$15,091	$15,806	$15,328	$15,768
Investment certificate reserves	2,813	2,791	3,127	3,129
Banking and brokerage customer deposits	6,807	6,807	5,638	5,642
Separate account liabilities	4,061	4,061	4,930	4,930
Debt and other liabilities	3,238	3,489	2,710	2,907

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

Assets Held for Sale

Assets held for sale reflect notes receivable of Securities America. See Note 1 and Note 16 for additional information on the Company’s presentation of discontinued operations.

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

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2011	2010	Location	2011	2010
		(in millions)			(in millions)
Derivatives designated as hedging instruments
Cash flow hedges
Asset-based distribution fees	Other assets	$—	$10	Other liabilities	$—	$—
Fair value hedges
Fixed rate debt	Other assets	160	61	Other liabilities	—	—
Total qualifying hedges		160	71		—	—

Derivatives not designated as hedging instruments
GMWB and GMAB
Interest rate contracts	Other assets	1,623	366	Other liabilities	1,073	379
Equity contracts	Other assets	1,245	354	Other liabilities	819	665
Credit contracts	Other assets	3	4	Other liabilities	—	1
Foreign currency contracts	Other assets	7	—	Other liabilities	5	—
Embedded derivatives (1)	N/A	—	—	Future policy benefits and claims	1,600	421
Total GMWB and GMAB		2,878	724		3,497	1,466
Other derivatives:
Interest rate
Interest rate lock commitments	Other assets	—	1	Other liabilities	—	—
Equity
EIA	Other assets	—	1	Other liabilities	—	—
EIA embedded derivatives	N/A	—	—	Future policy benefits and claims	1	3
Stock market certificates	Other assets	18	89	Other liabilities	15	75
Stock market certificates embedded derivatives	N/A	—	—	Customer deposits	4	14
Ameriprise Financial Franchise
Advisor Deferred Equity Plan	Other assets	—	8	Other liabilities	3	—
Seed money	Other assets	1	—	Other liabilities	—	—
Foreign exchange
Foreign currency	Other assets	—	1	Other liabilities	1	1
Total other		19	100		24	93
Total non-designated hedges		2,897	824		3,521	1,559
Total derivatives		$3,057	$895		$3,521	$1,559

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

		Amount of Gain (Loss) on
		Derivatives Recognized in Income
		Three Months Ended		Nine Months Ended
Derivatives not designated as	Location of Gain (Loss) on	September 30,		September 30,
hedging instruments	Derivatives Recognized in Income	2011	2010	2011	2010
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$582	$141	$644	$352
Equity contracts	Benefits, claims, losses and settlement expenses	843	(354)	593	220
Credit contracts	Benefits, claims, losses and settlement expenses	(3)	(18)	(10)	(48)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	8	—	2	—
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	(1,284)	(70)	(1,179)	(854)
Total GMWB and GMAB		146	(301)	50	(330)
Other derivatives:
Interest rate
Interest rate lock commitments	Other revenues	—	—	(1)	—
Equity
GMDB	Benefits, claims, losses and settlement expenses	—	(5)	—	—
EIA	Interest credited to fixed accounts	(1)	1	(1)	1
EIA embedded derivatives	Interest credited to fixed accounts	—	1	1	7
Stock market certificates	Banking and deposit interest expense	(4)	6	(1)	4
Stock market certificates embedded derivatives	Banking and deposit interest expense	4	(6)	2	(4)
Seed money	Net investment income	12	(3)	9	—
Ameriprise Financial Franchise Advisor Deferred Equity Plan	Distribution expenses	(11)	—	(11)	—
Foreign exchange
Seed money	General and administrative expense	—	(1)	—	—
Foreign currency	Net investment income	(2)	1	(1)	1
Total other		(2)	(6)	(3)	9
Total derivatives		$144	$(307)	$47	$(321)

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

The majority of the Company’s annuity contracts contain GMDB provisions, which may result in a death benefit payable that exceeds the contract accumulation value when market values of customers’ accounts decline. Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, variance swaps and credit default swaps. At September 30, 2011 and December 31, 2010, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $84.0 billion and $55.5 billion, respectively. The Company had previously entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written in 2009. As of both September 30, 2011 and December 31, 2010, the Company did not have any outstanding hedges on its GMDB provisions.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The deferred premium associated with some of the above options is paid or received semi-annually over the life of the option contract. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2011(1)	$88	$11
2012	322	39
2013	299	25
2014	273	22
2015	245	21
2016-2026	970	38

(1) 2011 amounts represent the amounts payable and receivable for the period from October 1, 2011 to December 31, 2011.

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

Equity indexed annuities and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to equity indexed annuities and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $1.3 billion and $1.5 billion at September 30, 2011 and December 31, 2010, respectively.

The Company enters into forward contracts, futures and total return swaps to manage its exposure to price risk arising from seed money investments in proprietary investment products. The gross notional amount of these contracts was $126 million and $174 million at September 30, 2011 and December 31, 2010, respectively.

The Company enters into foreign currency forward contracts to economically hedge its exposure to certain receivables and obligations denominated in non-functional currencies. The gross notional amount of these contracts was $24 million and $21 million at September 30, 2011 and December 31, 2010, respectively.

In the first quarter of 2010, the Company entered into a total return swap to economically hedge its exposure to equity price risk of Ameriprise Financial, Inc. common stock granted as part of its Ameriprise Financial Franchise Advisor Deferred Equity Plan. In the fourth quarter of 2010, the Company extended the contract through 2011. As part of the contract, the Company expects to cash settle the difference between the value of a fixed number of shares at the contract date (which may be increased from time to time) and the value of those shares over an unwind period ending on December 31, 2011. The gross notional value of this contract was $24 million and $35 million at September 30, 2011 and December 31, 2010, respectively.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

During the second quarter of 2011, the Company reclassified from accumulated other comprehensive income into earnings a $27 million gain on an interest rate hedge put in place in anticipation of issuing debt between December 2010 and September 2011. The gain was reclassified due to the forecasted transaction not occurring according to the original hedge strategy. For the three months and nine months ended September 30, 2011, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax losses on September 30, 2011 that the Company expects to reclassify to earnings within the next twelve months is $1 million, which consists of $5 million of pretax gains to be recorded as a reduction to interest and debt expense and $6 million of pretax losses to be recorded in net investment income. The following tables present the impact of the effective portion of the Company’s cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity:

	Amount of Gain (Loss) Recognized in
	Other Comprehensive Income on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as hedging instruments	2011	2010	2011	2010
	(in millions)
Interest on debt	$—	$—	$—	$(10)
Asset-based distribution fees	—	10	1	19
Total	$—	$10	$1	$9

	Amount of Gain (Loss) Reclassified from Accumulated
	Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated	Three Months Ended September 30,		Nine Months Ended September 30,
Other Comprehensive Income into Income	2011	2010	2011	2010
	(in millions)
Other revenues	$—	$—	$27	$—
Interest and debt expense	1	3	3	7
Distribution fees	—	6	9	6
Net investment income	(1)	(2)	(4)	(5)
Total	$—	$7	$35	$8

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

		Amount of Gain Recognized in Income on Derivatives
Derivatives designated	Location of Gain	Three Months Ended September 30,		Nine Months Ended September 30,
as hedging instruments	Recorded into Income	2011	2010	2011	2010
		(in millions)		(in millions)
Fixed rate debt	Interest and debt expense	$11	$10	$31	$27

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of September 30, 2011 and December 31, 2010, the Company held $507 million and $98 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral the Company is obligated to return to counterparties. As of September 30, 2011 and December 31, 2010, the Company had accepted additional collateral consisting of various securities with a fair value of $501 million and $23 million, respectively, which are not reflected on the Consolidated Balance Sheets. As of September 30, 2011 and December 31, 2010, the Company’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $140 million and $45 million, respectively.

Certain of the Company’s derivative instruments contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At September 30, 2011 and December 31, 2010, the aggregate fair value of all derivative instruments in a net liability position containing such credit risk features was $120 million and $412 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2011 and December 31, 2010 was $120 million and $406 million, respectively. If the credit risk features of derivative contracts that were in a net liability position at September 30, 2011 and December 31, 2010 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been nil and $6 million, respectively.

12.  Income Taxes

The Company’s effective tax rate on income from continuing operations was 32.5% and 29.7% for the three months ended September 30, 2011 and 2010, respectively. The Company’s effective tax rate on income from continuing operations was 27.8% and 20.7% for the nine months ended September 30, 2011 and 2010, respectively.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of September 30, 2011 and December 31, 2010.

Included in the Company’s deferred income tax assets are tax benefits related to capital loss carryforwards of $30 million which will expire beginning December 31, 2015 and tax credits of $103 million which will expire beginning December 31, 2027. As a result of the Company’s ability to file a consolidated U.S. federal income tax return including the Company’s life insurance subsidiaries starting in 2010, as well as the expected level of taxable income, management believes the Company’s capital loss carryforwards and tax credit carryforwards will be utilized before they expire.

As of September 30, 2011 and December 31, 2010, the Company had $168 million and $75 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $44 million and $54 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2011 and December 31, 2010, respectively, would affect the effective tax rate.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil and $65 million of interest and penalties for the three months and nine months ended September 30, 2011, respectively. The Company recognized a net reduction of nil and $20 million of interest and penalties for the three months and nine months ended September 30, 2010, respectively. At September 30, 2011 and December 31, 2010, the Company had a payable of $36 million and a receivable of $29 million, respectively, related to accrued interest and penalties.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $130 million to $140 million in the next 12 months.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”) completed its field examination of the Company’s U.S. income tax returns for 2005 through 2007 during the third and fourth quarters of 2010. The IRS had previously completed its field examination of the 1997 through 2004 tax returns in recent years as part of the overall examination of the American Express Company consolidated returns. However, for federal income tax purposes these years continue to remain open as a consequence of certain unagreed issues. In the fourth quarter of 2010, the IRS commenced an examination of the Company’s U.S income tax returns for 2008 and 2009. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1999 through 2009.

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

Contingencies

The Company and its subsidiaries are involved in the normal course of business in legal, regulatory and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of its activities as a diversified financial services firm. These include proceedings specific to the Company as well as proceedings generally applicable to business practices in the industries in which it operates. The Company can also be subject to litigation arising out of its general business activities, such as its investments, contracts, leases and employment relationships. Uncertain economic conditions, heightened and sustained volatility in the financial markets and significant financial reform legislation may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the financial services industry generally.

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Federal Reserve Bank, the Office of Comptroller of the Currency, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. During recent periods, the Company has received information requests, exams or inquiries regarding certain matters, including: sales of, or disclosures pertaining to, mutual funds, annuities, equity and fixed income securities, low priced securities, insurance

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

products, brokerage services, financial advice offerings; trading practices within the Company’s asset management business; supervision of the Company’s financial advisors; information security; and abandoned property and escheatment practices, and claims handling for certain insurance products. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

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

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona, and was later transferred to the United States District Court for the District of Minnesota. The plaintiffs alleged that they were investors in several of the Company’s mutual funds and they purported to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940 (the ‘40 Act). The plaintiffs alleged that fees allegedly paid to the defendants by the funds for investment advisory and administrative services were excessive. Plaintiffs seek an order declaring that defendants have violated the ‘40 Act and awarding unspecified damages including excessive fees allegedly paid plus interest and other costs. On July 6, 2007, the district court granted the Company’s motion for summary judgment, dismissing all claims with prejudice. Plaintiffs appealed the district court’s decision, and on April 8, 2009, the U.S. Court of Appeals for the Eighth Circuit reversed the district court’s decision, and remanded the case for further proceedings. The Company filed with the United States Supreme Court a Petition for Writ of Certiorari to review the judgment of the Court of Appeals in this case in light of the Supreme Court’s anticipated review of a similar excessive fee case captioned Jones v. Harris Associates. On March 30, 2010, the Supreme Court issued its ruling in Jones v. Harris Associates, and on April 5, 2010, the Supreme Court vacated the Eighth Circuit’s decision in this case and remanded it to the Eighth Circuit for further consideration in light of the Supreme Court’s decision in Jones v. Harris Associates. Without any further briefing or argument, on June 4, 2010, the Eighth Circuit remanded the case to the district court for further consideration in light of the Supreme Court’s decision in Jones v. Harris Associates. The district court ordered briefing and heard oral argument on September 22, 2010 on the impact of the Jones v. Harris Associates decision. On December 8, 2010, the district court re-entered its July 2007 order granting summary judgment in favor of the Company. Plaintiffs filed a notice of appeal with the Eighth Circuit on January 10, 2011. The briefing on the appeal is complete and the 8th Circuit has set oral argument for November 17, 2011.

In July 2009, two issuers of private placement interests (Medical Capital Holdings, Inc./Medical Capital Corporation and affiliated corporations and Provident Shale Royalties, LLC and affiliated corporations) sold by the Company’s subsidiary Securities America, Inc. (“SAI”) were the subject of SEC actions (brought against those entities and individuals associated with them), which resulted in the filing of several putative class action lawsuits naming both SAI and Ameriprise Financial, as well as related arbitrations and regulatory inquiries. As previously reported, on April 15, 2011, SAI and its holding company, Securities America Financial Corporation entered into settlement agreements which, in exchange for release of pending arbitration and litigation claims (including certain class action claims pending against the Company and the claims brought by the Liquidating Trustee), provided for the payment of a total of $150 million. The Court issued an order finally approving the class action settlement on August 4, 2011, and since there was no appeal filed, all payments due under the settlements have been fully paid.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

In October 2011, a putative class action lawsuit entitled Roger Krueger, et al. vs. Ameriprise Financial, et al. was filed in the United States District Court for the District of Minnesota against the Company, certain of its present or former employees and directors, as well as certain fiduciary committees on behalf of participants and beneficiaries of the Ameriprise Financial 401(k) Plan. The alleged class period is from October 1, 2005, to the present. The action alleges that Ameriprise breached fiduciary duties under ERISA by selecting and retaining primarily proprietary mutual funds with poor performance histories, higher expenses relative to other investment options, and improper fees paid to Ameriprise Financial, Inc. or its subsidiaries. The action also alleges that the Company breached fiduciary duties under ERISA because it used its affiliate Ameriprise Trust Company as the Plan trustee and record-keeper and improperly reaped profits from the sale of the record-keeping business to Wachovia Bank, N.A. Plaintiffs allege over $20 million in damages. The Company plans to vigorously defend itself in this action.

14.  Earnings per Share Attributable to Ameriprise Financial, Inc. Common Shareholders

The computations of basic and diluted earnings per share attributable to Ameriprise Financial, Inc. common shareholders are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions, except per share amounts)
Numerator:
Income from continuing operations	$166	$314	$745	$1,004
Less: Net income (loss) attributable to noncontrolling interests	(105)	(32)	(151)	189
Income from continuing operations attributable to Ameriprise Financial	271	346	896	815
Income (loss) from discontinued operations, net of tax	2	(2)	(73)	2
Net income attributable to Ameriprise Financial	$273	$344	$823	$817

Denominator:
Basic: Weighted-average common shares outstanding	238.0	255.3	245.0	259.0
Effect of potentially dilutive nonqualified stock options and other share-based awards	4.0	4.6	5.2	4.4
Diluted: Weighted-average common shares outstanding	242.0	259.9	250.2	263.4

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic:
Income from continuing operations	$1.14	$1.36	$3.66	$3.14
Income (loss) from discontinued operations	0.01	(0.01)	(0.30)	0.01
Net income	$1.15	$1.35	$3.36	$3.15
Diluted:
Income from continuing operations	$1.12	$1.33	$3.58	$3.09
Income (loss) from discontinued operations	0.01	(0.01)	(0.29)	0.01
Net income	$1.13	$1.32	$3.29	$3.10

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

15.  Segment Information

The Company’s segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other. The results of operations of Securities America, which were previously included in the Corporate & Other segment, have been presented as discontinued operations for all periods presented and the related assets and liabilities have been classified as held for sale. See Note 1 and Note 16 for additional information on discontinued operations.

The following is a summary of assets by segment:

	September 30, 2011	December 31, 2010
	(in millions)
Advice & Wealth Management	$12,096	$11,241
Asset Management	7,492	7,854
Annuities	83,503	84,836
Protection	18,884	18,571
Corporate & Other	8,240	8,539
Assets held for sale	165	173
Total assets	$130,380	$131,214

The following is a summary of segment results:

	Three Months Ended September 30, 2011
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
			(in millions)
Revenue from external customers	$717	$686	$648	$465	$(49)	$—	$2,467
Intersegment revenue	231	22	38	36	—	(327)	—
Total revenues	948	708	686	501	(49)	(327)	2,467
Banking and deposit interest expense	12	1	—	—	—	(1)	12
Net revenues	$936	$707	$686	$501	$(49)	$(326)	$2,455

Income (loss) from continuing operations before income tax provision	$114	$97	$136	$64	$(164)	$—	$247
Income tax provision							81
Income from continuing operations							166
Income from discontinued operations, net of tax							2
Net income							168
Less: Net loss attributable to noncontrolling interests							(105)
Net income attributable to Ameriprise Financial							$273

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

	Three Months Ended September 30, 2010
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
			(in millions)
Revenue from external customers	$607	$641	$600	$469	$32	$—	$2,349
Intersegment revenue	238	21	26	31	—	(316)	—
Total revenues	845	662	626	500	32	(316)	2,349
Banking and deposit interest expense	15	—	—	—	—	—	15
Net revenues	$830	$662	$626	$500	$32	$(316)	$2,334

Income (loss) from continuing operations before income tax provision	$88	$104	$264	$67	$(77)	$—	$446
Income tax provision							132
Income from continuing operations							314
Loss from discontinued operations, net of tax							(2)
Net income							312
Less: Net loss attributable to noncontrolling interests							(32)
Net income attributable to Ameriprise Financial							$344

	Nine Months Ended September 30, 2011
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
			(in millions)
Revenue from external customers	$2,138	$2,136	$1,886	$1,434	$52	$—	$7,646
Intersegment revenue	705	63	106	109	1	(984)	—
Total revenues	2,843	2,199	1,992	1,543	53	(984)	7,646
Banking and deposit interest expense	36	2	—	—	—	(2)	36
Net revenues	$2,807	$2,197	$1,992	$1,543	$53	$(982)	$7,610

Income (loss) from continuing operations before income tax provision	$322	$329	$433	$261	$(312)	$—	$1,033
Income tax provision							288
Income from continuing operations							745
Loss from discontinued operations, net of tax							(73)
Net income							672
Less: Net loss attributable to noncontrolling interests							(151)
Net income attributable to Ameriprise Financial							$823

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

	Nine Months Ended September 30, 2010
	Advice &
	Wealth	Asset			Corporate
	Management	Management	Annuities	Protection	& Other	Eliminations	Consolidated
			(in millions)
Revenue from external customers	$1,861	$1,533	$1,782	$1,455	$379	$—	$7,010
Intersegment revenue	640	62	76	69	1	(848)	—
Total revenues	2,501	1,595	1,858	1,524	380	(848)	7,010
Banking and deposit interest expense	53	1	—	—	3	(1)	56
Net revenues	$2,448	$1,594	$1,858	$1,524	$377	$(847)	$6,954

Income from continuing operations before income tax provision	$219	$178	$517	$320	$32	$—	$1,266
Income tax provision							262
Income from continuing operations							1,004
Income from discontinued operations, net of tax							2
Net income							1,006
Less: Net income attributable to noncontrolling interests							189
Net income attributable to Ameriprise Financial							$817

16.  Discontinued Operations

The components of income (loss) from discontinued operations, net of tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Total net revenues	$102	$116	$342	$346
Pretax income (loss)	$2	$(4)	$(117)	$3
Income tax provision (benefit)	—	(2)	(44)	1
Income (loss) from discontinued operations, net of tax	$2	$(2)	$(73)	$2

Assets and liabilities classified as held for sale are as follows:

	September 30, 2011	December 31, 2010
	(in millions)
Assets:
Cash and cash equivalents	$29	$23
Receivables	42	40
Other assets	94	110
Total assets held for sale	$165	$173

Liabilities:
Long-term debt	$5	$5
Accounts payable and accrued expenses	24	26
Other liabilities	31	48
Total liabilities held for sale	$60	$79

17.  Shareholders’ Equity

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

As of September 30, 2011, we had a network of more than 9,700 financial advisors and registered representatives affiliated with us and doing business under our brand name (“Ameriprise advisors”). The financial product solutions we offer through Ameriprise advisors include both our own products and services and the products of other companies. The Ameriprise advisor network is the primary distribution channel through which we offer our life insurance and annuity products and services, as well as a range of banking and protection products. We offer our advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in delivering advice and product solutions to clients. We support unaffiliated advisors with sales and service support and our solutions which they provide to clients. We believe our approach not only improves the products and services we provide to their clients, but also allows us to reinvest in enhanced services for clients and increase support for financial advisors. Our integrated model of financial planning, diversified product manufacturing and affiliated and non-affiliated product distribution affords us a deep understanding of our clients, which allows us to better manage the risk profile of our businesses. We believe our focus on meeting clients’ needs through personal financial planning results in more satisfied clients with deeper, longer lasting relationships with our company and higher retention of our experienced financial advisors.

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

Additionally, Securities America Financial Corporation, through its subsidiaries (collectively, “Securities America”), provides a platform for affiliation of independent financial advisors and registered representatives who do not conduct business under the Ameriprise brand. Securities America operates under its own name, management and legal entity organization, and operating, compliance and technology infrastructure. During the third quarter of 2011, we signed a definitive agreement to sell Securities America to Ladenburg Thalmann Financial Services, Inc. for $150 million in cash and potential future payments if Securities America reaches certain financial criteria. The sale closed on November 4, 2011. The results of Securities America have been presented as discontinued operations for all periods presented and the related assets and liabilities have been classified as held for sale.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to the required consolidation of certain variable interest entities (“VIEs”). We adopted the accounting standard effective January 1, 2010 and recorded as a cumulative change in accounting principle an increase to appropriated retained earnings of consolidated investment entities of $473 million and consolidated approximately $5.5 billion of client assets and $5.1 billion of liabilities in VIEs onto our Consolidated Balance Sheets that were not previously consolidated. Management views the VIE assets as client assets and the liabilities have recourse only to those assets. While the economics of our business have not changed, the financial statements were impacted. Prior to adoption, we consolidated certain property funds and hedge funds. These entities and the VIEs consolidated as of January 1, 2010, are defined as consolidated investment entities (“CIEs”). Changes in the valuation of the CIE assets and liabilities impact pretax income. The net income (loss) of the CIEs is reflected in net income (loss) attributable to noncontrolling interests. The results of operations of the CIEs are reflected in the Corporate & Other segment. On a consolidated basis, the management fees we earn for the services we provide to the CIEs and the related general and administrative expenses are eliminated and the changes in the assets and liabilities related to the CIEs, primarily debt and underlying syndicated loans, are reflected in net investment income. We continue to include the fees in the management and financial advice fees line within our Asset Management segment.

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

Net revenues increased $121 million, or 5%, to $2.5 billion for the three months ended September 30, 2011 compared to $2.3 billion for the prior year period. Operating net revenues exclude net realized gains or losses and revenues or losses of the CIEs and include the fees we earn from services provided to the CIEs. Operating net revenues increased $194 million, or 8%, to $2.5 billion for the three months ended September 30, 2011 compared to $2.3 billion for the prior year period.

Net revenues increased $656 million, or 9%, to $7.6 billion for the nine months ended September 30, 2011 compared to $7.0 billion for the prior year period. Operating net revenues increased $990 million, or 15%, to $7.6 billion for the nine months ended September 30, 2011 compared to $6.6 billion for the prior year period

Net income from continuing operations attributable to Ameriprise Financial per diluted share decreased $0.21, or 16%, to $1.12 for the three months ended September 30, 2011 compared to $1.33 for the prior year period. Operating earnings exclude net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs. Operating earnings per diluted share decreased $0.31, or 23%, to $1.04 for the three months ended September 30, 2011 compared to $1.35 for the prior year period.

Net income from continuing operations attributable to Ameriprise Financial per diluted share increased $0.49, or 16%, to $3.58 for the nine months ended September 30, 2011 compared to $3.09 for the prior year period. Operating earnings per diluted share increased $0.46, or 14%, to $3.68 for the nine months ended September 30, 2011 compared to $3.22 for the prior year period.

Return on equity from continuing operations excluding accumulated other comprehensive income was 12.1% for the twelve months ended September 30, 2011 compared to 11.2% for the prior year period. Operating return on equity is calculated using operating earnings for the last twelve months in the numerator and the average Ameriprise Financial, Inc. shareholders’ equity from continuing operations excluding the impact of consolidating CIEs and accumulated other comprehensive income as of the last day of the trailing four quarters and the current quarter in the denominator. Operating return on equity excluding accumulated other comprehensive income was 13.4% for the twelve months ended September 30, 2011 compared to 12.1% for the prior year period.

On April 30, 2010, we acquired the long-term asset management business of Columbia Management Group from Bank of America (the “Columbia Management Acquisition”). The acquisition, the integration of which is expected to be completed in early 2012, has enhanced the scale and performance of our retail mutual fund and institutional asset management businesses. We incurred pretax non-recurring integration costs related to the Columbia Management Acquisition of $24 million and $74 million for the three months and nine months ended September 30, 2011, respectively. In total, we have incurred $181 million of pretax non-recurring integration costs through September 30, 2011. These costs include system integration costs, proxy and other regulatory filing costs, employee reduction and retention costs, and investment banking, legal and other acquisition costs. Columbia Management net synergies remain on track for our target of $130 million for 2011.

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

We will adopt new accounting rules for the deferral of insurance and annuity acquisition costs on January 1, 2012 on a retrospective basis. We estimate that the change will reduce our DAC asset by a range of $2.0 billion to $2.2 billion, which will decrease book value by a range of $1.3 billion to $1.4 billion after-tax. The change will not impact our strong excess capital position or cash flow. We estimate that the change will have a marginal impact to operating earnings in 2012.

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

The following table presents detail regarding our AUM and AUA:

	September 30,
	2011	2010	Change
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$98.2	$91.1	8%
Asset Management AUM	417.0	444.9	(6)
Eliminations	(13.9)	(11.6)	(20)
Total Assets Under Management	501.3	524.4	(4)
Total Assets Under Administration	98.6	98.8	—
Total AUM and AUA	$599.9	$623.2	(4)%

Total AUM decreased $23.1 billion, or 4%, to $501.3 billion as of September 30, 2011 compared to the prior year period primarily due to market depreciation and Asset Management AUM net outflows, partially offset by branded client wrap account net inflows.

Consolidated Results of Operations for the Three Months Ended September 30, 2011 and 2010

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

The following table presents our consolidated results of operations:

	Three Months Ended September 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)

Revenues
Management and financial advice fees	$1,127	$(9)	$1,136	$996	$(9)	$1,005	$131	13%
Distribution fees	389	—	389	349	—	349	40	11
Net investment income	445	(67)	512	525	19	506	6	1
Premiums	311	—	311	303	—	303	8	3
Other revenues	195	22	173	176	9	167	6	4
Total revenues	2,467	(54)	2,521	2,349	19	2,330	191	8
Banking and deposit interest expense	12	—	12	15	—	15	(3)	(20)
Total net revenues	2,455	(54)	2,509	2,334	19	2,315	194	8
Expenses
Distribution expenses	624	—	624	519	—	519	105	20
Interest credited to fixed accounts	213	—	213	227	—	227	(14)	(6)
Benefits, claims, losses and settlement expenses	257	(119)	376	636	(18)	654	(278)	(43)
Amortization of deferred acquisition costs	318	63	255	(246)	10	(256)	511	NM
Interest and debt expense	71	47	24	74	45	29	(5)	(17)
General and administrative expense	725	30	695	678	23	655	40	6
Total expenses	2,208	21	2,187	1,888	60	1,828	359	20
Income from continuing operations before income tax provision	247	(75)	322	446	(41)	487	(165)	(34)
Income tax provision	81	10	71	132	(3)	135	(64)	(47)
Income from continuing operations	166	(85)	251	314	(38)	352	(101)	(29)
Income (loss) from discontinued operations, net of tax	2	2	—	(2)	(2)	—	—	—
Net income	168	(83)	251	312	(40)	352	(101)	(29)
Less: Net loss attributable to noncontrolling interests	(105)	(105)	—	(32)	(32)	—	—	—
Net income attributable to Ameriprise Financial	$273	$22	$251	$344	$(8)	$352	$(101)	(29)%

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

The following table presents the components of the adjustments in the table above:

	Three Months Ended September 30,
	2011			2010
		Other	Total		Other	Total
	CIEs	Adjustments (1)	Adjustments	CIEs	Adjustments (1)	Adjustments
	(in millions, unaudited)
Revenues
Management and financial advice fees	$(9)	$—	$(9)	$(9)	$—	$(9)
Distribution fees	—	—	—	—	—	—
Net investment income	(65)	(2)	(67)	17	2	19
Premiums	—	—	—	—	—	—
Other revenues	22	—	22	9	—	9
Total revenues	(52)	(2)	(54)	17	2	19
Banking and deposit interest expense	—	—	—	—	—	—
Total net revenues	(52)	(2)	(54)	17	2	19
Expenses
Distribution expenses	—	—	—	—	—	—
Interest credited to fixed accounts	—	—	—	—	—	—
Benefits, claims, losses and settlement expenses	—	(119)	(119)	—	(18)	(18)
Amortization of deferred acquisition costs	—	63	63	—	10	10
Interest and debt expense	47	—	47	45	—	45
General and administrative expense	6	24	30	4	19	23
Total expenses	53	(32)	21	49	11	60
Income from continuing operations before income tax provision	(105)	30	(75)	(32)	(9)	(41)
Income tax provision	—	10	10	—	(3)	(3)
Income from continuing operations	(105)	20	(85)	(32)	(6)	(38)
Income (loss) from discontinued operations, net of tax	—	2	2	—	(2)	(2)
Net income	(105)	22	(83)	(32)	(8)	(40)
Less: Net loss attributable to noncontrolling interests	(105)	—	(105)	(32)	—	(32)
Net income attributable to Ameriprise Financial	$—	$22	$22	$—	$(8)	$(8)

(1)  Other adjustments include net realized gains or losses; the market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; and income (loss) from discontinued operations.

The following table presents a reconciliation of operating earnings per diluted share:

	Three Months Ended September 30,		Per Diluted Share Three Months Ended September 30,
	2011	2010	2011	2010
	(in millions, except per share amounts, unaudited)
Income from continuing operations	$166	$314
Less: Net loss attributable to noncontrolling interests	(105)	(32)
Net income from continuing operations attributable to Ameriprise Financial	271	346	$1.12	$1.33
Income (loss) from discontinued operations, net of tax	2	(2)	0.01	(0.01)
Net income attributable to Ameriprise Financial	273	344	1.13	1.32
Operating adjustments, after-tax	(22)	8	(0.09)	0.03
Operating earnings	$251	$352	$1.04	$1.35

Weighted average common shares outstanding:
Basic	238.0	255.3
Diluted	242.0	259.9

The following table presents a reconciliation of operating return on equity excluding accumulated other comprehensive income:

	Twelve Months Ended
	September 30, 2011	September 30, 2010
	(in millions, unaudited)
Net income from continuing operations attributable to Ameriprise Financial	$1,202	$1,052
Less: Adjustments (1)	(58)	(38)
Operating earnings	$1,260	$1,090

Total Ameriprise Financial, Inc. shareholders’ equity	$10,609	$9,973
Less: Assets and liabilities held for sale	50	103
Less: Accumulated other comprehensive income, net of tax	655	483
Total Ameriprise Financial, Inc. shareholders’ equity from continuing operations excluding AOCI	9,904	9,387
Less: Equity impacts attributable to CIEs	510	344
Operating equity	$9,394	$9,043

Return on equity from continuing operations, excluding AOCI	12.1%	11.2%
Operating return on equity excluding AOCI (2)	13.4%	12.1%

(1)  Adjustments reflect the trailing twelve months’ sum of after-tax net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of DAC and DSIC; and integration and restructuring charges.

(2)  Operating return on equity excluding accumulated other comprehensive income is calculated using the trailing twelve months of earnings excluding the after-tax net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of DAC and DSIC; integration and restructuring charges; and discontinued operations in the numerator, and Ameriprise Financial, Inc. shareholders’ equity excluding accumulated other comprehensive income; the impact of CIEs; and the assets and liabilities held for sale using a five point average of quarter-end equity in the denominator.

Overall

Net income attributable to Ameriprise Financial decreased $71 million, or 21%, to $273 million for the three months ended September 30, 2011 compared to $344 million for the prior year period. Net income from continuing operations attributable to Ameriprise Financial decreased $75 million, or 22%, to $271 million for the three months ended September 30, 2011 compared to $346 million for the prior year period. Operating earnings excludes net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs. Operating earnings decreased $101 million, or 29%, to $251 million for the three months ended September 30, 2011 compared to $352 million for the prior year period reflecting the impact of updating valuation assumptions and models and the market impact on DAC and DSIC amortization. The market impact on DAC and DSIC amortization was a $65 million pretax charge in the third quarter of 2011 compared to a $39 million pretax benefit in the third quarter of 2010.

The total pretax impacts on our revenues and expenses for the third quarter of 2011 attributable to the review of valuation assumptions and models on an operating basis were as follows:

Segment Pretax Benefit (Charge)	Other Revenues	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total
	(in millions)
Valuation assumptions and model changes:
Annuities	$—	$40	$(65)	$(25)
Protection	(20)	4	2	(14)
Total	$(20)	$44	$(63)	$(39)

The total pretax impacts on our revenues and expenses for the third quarter of 2010 attributable to the review of valuation assumptions and models on an operating basis were as follows:

Segment Pretax Benefit (Charge)	Other Revenues	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total
	(in millions)
Valuation assumptions and model changes:
Annuities	$—	$(261)	$332	$71
Protection	(20)	(44)	15	(49)
Total	$(20)	$(305)	$347	$22

Net Revenues

Net revenues increased $121 million, or 5%, to $2.5 billion for the three months ended September 30, 2011 compared to $2.3 billion for the prior year period. Operating net revenues exclude net realized gains or losses and revenues or losses of the CIEs and include the fees we earn from services provided to the CIEs. Operating net revenues increased $194 million, or 8%, to $2.5 billion for the three months ended September 30, 2011 compared to $2.3 billion for the prior year period driven by growth in asset-based fees from net inflows in branded client wrap assets and increased client activity.

Management and financial advice fees increased $131 million, or 13%, to $1.1 billion for the three months ended September 30, 2011 compared to $996 million for the prior year period. Operating management and financial advice fees include the fees we earn from services provided to the CIEs. Operating management and financial advice fees increased $131 million, or 13%, to $1.1 billion for the three months ended September 30, 2011 compared to $1.0 billion for the prior year period driven by growth in asset-based fees from net inflows in branded client wrap assets. Branded client wrap assets increased $5.8 billion, or 6%, to $96.9 billion at September 30, 2011 compared to the prior year period due to net inflows, partially offset by market depreciation. Total Asset Management AUM decreased $27.9 billion, or 6%, to $417.0 billion at September 30, 2011 compared to the prior year period due to net outflows and market depreciation. The period end S&P 500 Index decreased 1% compared to the prior year period. Average variable annuities contract accumulation values increased $6.0 billion, or 12%, from the prior year period due to higher average equity market levels, as well as net inflows. The daily average S&P 500 Index increased 12% compared to the prior year period.

Distribution fees increased $40 million, or 11%, to $389 million for the three months ended September 30, 2011 compared to $349 million in the prior year period primarily due to higher asset-based fees from net inflows in branded client wrap assets and increased client activity.

Net investment income decreased $80 million, or 15%, to $445 million for the three months ended September 30, 2011 compared to $525 million in the prior year period. Net investment income for the third quarter of 2011 included a $65 million loss for changes in the assets and liabilities of CIEs, primarily debt and underlying syndicated loans, compared to a $17 million gain in the prior year period. Operating net investment income excludes net realized gains or losses and changes in the assets and liabilities of CIEs. Operating net investment income increased $6 million, or 1%, to $512 million for the three months ended September 30, 2011 compared to $506 million for the prior year period due to $43 million of additional bond discount amortization investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities, partially offset by a decrease in net investment income reflecting the low interest rate environment and lower invested assets resulting from net outflows in certificates.

Premiums increased $8 million, or 3%, to $311 million for the three months ended September 30, 2011 compared to $303 million for the prior year period primarily due to growth in Auto and Home premiums driven by higher volumes, as well as higher sales of immediate annuities with life contingencies. Auto and Home policy counts increased 8% period-over-period.

Other revenues increased $19 million, or 11%, to $195 million for the three months ended September 30, 2011 compared to $176 million in the prior year period. Operating other revenues exclude revenues or losses of the CIEs. Operating other revenues increased $6 million, or 4%, to $173 million for the three months ended September 30, 2011 compared to $167 million in the prior year period. Operating other revenues for the three months ended September 30, 2011 included higher fees from variable annuity guarantees driven by higher in force amounts compared to the prior year period.

Banking and deposit interest expense decreased $3 million, or 20%, to $12 million for the three months ended September 30, 2011 compared to $15 million in the prior year period primarily due to lower certificate balances, as well as a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $320 million, or 17%, to $2.2 billion for the three months ended September 30, 2011 compared to $1.9 billion for the prior year period. Operating expenses exclude the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; and expenses of the CIEs. Operating expenses increased $359 million, or 20%, to $2.2 billion for the three months ended September 30, 2011 compared to $1.8 billion for the prior year period primarily due to the impact of updating valuation assumptions and models and the market impact on DAC and DSIC amortization, as well as increases in distribution expenses and general and administrative expense.

Distribution expenses increased $105 million, or 20%, to $624 million for the three months ended September 30, 2011 compared to $519 million for the prior year period as a result of higher year-over-year average retail balances and higher advisor compensation from business growth.

Interest credited to fixed accounts decreased $14 million, or 6%, to $213 million for the three months ended September 30, 2011 compared to $227 million for the prior year period driven by lower average variable annuities fixed sub-account balances and a lower average crediting rate on interest sensitive fixed annuities, as well as lower average fixed annuity account balances. Average variable annuities fixed sub-account balances decreased $147 million, or 3%, to $4.8 billion for the third quarter of 2011 compared to the prior year period. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.7% in the third quarter of 2011 compared to 3.8% in the prior year period. Average fixed annuities contract accumulation values decreased $311 million, or 2%, to $14.2 billion for the third quarter of 2011 compared to the prior year period.

Benefits, claims, losses and settlement expenses decreased $379 million, or 60%, to $257 million for the three months ended September 30, 2011 compared to $636 million for the prior year period. Operating benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges and DSIC amortization, decreased $278 million, or 43%, to $376 million for the three months ended September 30, 2011 compared to $654 million for the prior year period primarily due to the impact of updating valuation assumptions and models. Operating benefits, claims, losses and settlement expenses in the third quarter of 2011 included a benefit of $44 million from updating valuation assumptions and models compared to an expense of $305 million in the prior year period. Benefits, claims, losses and settlement expenses related to our Auto and Home business increased from the prior year period due to $23 million of catastrophe losses primarily from Hurricane Irene claims and higher reserves reflecting elevated reserve levels for future claims. The market impact to DSIC was an expense of $9 million in the third quarter of 2011 compared to a benefit of $5 million in the prior year period.

Amortization of DAC increased $564 million to $318 million for the three months ended September 30, 2011 compared to a benefit of $246 million for the prior year period. Operating amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, increased $511 million to $255 million for the three months ended September 30, 2011 compared to a benefit of $256 million for the prior year period primarily due to the impact of updating valuation assumptions and models, as well as the market impact on amortization of DAC. Operating amortization of DAC in the third quarter of 2011 included an expense of $63 million from updating valuation assumptions and models compared to a benefit of $347 million in the prior year period. The market impact on amortization of DAC was an expense of $56 million for the three months ended September 30, 2011 compared to a benefit of $34 million for the prior year period.

Interest and debt expense decreased $3 million, or 4%, to $71 million for the three months ended September 30, 2011 compared to $74 million for the prior year period. Operating interest and debt expense, which excludes interest expense on CIE debt, decreased $5 million, or 17%, to $24 million for the three months ended September 30, 2011 compared to $29 million for the prior year period due to lower outstanding debt balances.

General and administrative expense increased $47 million, or 7%, to $725 million for the three months ended September 30, 2011 compared to $678 million for the prior year period. Operating general and administrative expense excludes integration and restructuring charges and expenses of the CIEs. Integration and restructuring charges increased $5 million to $24 million in the third quarter of 2011 compared to $19 million in the prior year period. Operating general and administrative expense increased $40 million, or 6%, to $695 million for the three months ended September 30, 2011 compared to $655 million for the prior year period primarily due to $10 million of Threadneedle project implementation costs, primarily related to a new transfer agency agreement, and higher costs related to new product and distribution investments compared to the prior year period.

Income Taxes

Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 32.5% for the three months ended September 30, 2011, compared to 29.7% for the three months ended September 30, 2010. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 22.9% for the three months ended September 30, 2011, compared to 27.7% for the three months ended September 30, 2010. Our operating effective tax rate was 22.0% for the three months ended September 30, 2011, compared to 27.7% for the three months ended September 30, 2010.

The following table presents a reconciliation of our operating effective tax rate:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	GAAP	Operating	GAAP	Operating
	(in millions, unaudited)
Income from continuing operations before income tax provision	$247	$322	$446	$487
Less: Pretax loss attributable to noncontrolling interests	(105)	—	(32)	—
Income from continuing operations before income tax provision excluding CIEs	$352	$322	$478	$487

Income tax provision from continuing operations	$81	$71	$132	$135

Effective tax rate	32.5%	22.0%	29.7%	27.7%
Effective tax rate excluding noncontrolling interests	22.9%	22.0%	27.7%	27.7%

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

Results of Operations by Segment for the Three Months Ended September 30, 2011 and 2010

The following table presents summary financial information by segment:

	Three Months Ended September 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating
	(in millions, unaudited)
Advice & Wealth Management
Net revenues	$936	$(2)	$938	$830	$—	$830
Expenses	822	—	822	742	1	741
Pretax income	$114	$(2)	$116	$88	$(1)	$89
Asset Management
Net revenues	$707	$2	$705	$662	$1	$661
Expenses	610	24	586	558	18	540
Pretax income	$97	$(22)	$119	$104	$(17)	$121
Annuities
Net revenues	$686	$(2)	$688	$626	$(1)	$627
Expenses	550	(56)	606	362	(8)	370
Pretax income	$136	$54	$82	$264	$7	$257
Protection
Net revenues	$501	$(1)	$502	$500	$—	$500
Expenses	437	—	437	433	—	433
Pretax income	$64	$(1)	$65	$67	$—	$67
Corporate & Other
Net revenues	$(49)	$(42)	$(7)	$32	$28	$4
Expenses	115	62	53	109	58	51
Pretax loss	(164)	(104)	(60)	(77)	(30)	(47)
Less: Pretax loss attributable to noncontrolling interests	(105)	(105)	—	(32)	(32)	—
Pretax loss attributable to Ameriprise Financial	$(59)	$1	$(60)	$(45)	$2	$(47)
Eliminations
Net revenues	$(326)	$(9)	$(317)	$(316)	$(9)	$(307)
Expenses	(326)	(9)	(317)	(316)	(9)	(307)
Pretax income	$—	$—	$—	$—	$—	$—

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

The following table presents the changes in branded client wrap assets for the three months ended September 30:

	2011	2010
	(in billions)
Beginning balance	$105.9	$83.0
Net flows	0.8	1.6
Market appreciation/(depreciation) and other	(9.8)	6.5
Ending balance	$96.9	$91.1

The following table presents the changes in branded client wrap assets for the twelve months ended September 30:

	2011	2010
	(in billions)
Beginning balance	$91.1	$76.9
Net flows	7.7	8.1
Market appreciation/(depreciation) and other	(1.9)	6.1
Ending balance	$96.9	$91.1

Branded client wrap assets increased $5.8 billion, or 6%, to $96.9 billion compared to the prior year period due to net inflows, partially offset by market depreciation.

Management believes that operating measures, which exclude net realized gains or losses and integration and restructuring charges for our Advice & Wealth Management segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Advice & Wealth Management segment:

	Three Months Ended September 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$401	$—	$401	$333	$—	$333	$68	20%
Distribution fees	461	—	461	429	—	429	32	7
Net investment income	71	(2)	73	66	—	66	7	11
Other revenues	15	—	15	17	—	17	(2)	(12)
Total revenues	948	(2)	950	845	—	845	105	12
Banking and deposit interest expense	12	—	12	15	—	15	(3)	(20)
Total net revenues	936	(2)	938	830	—	830	108	13
Expenses
Distribution expenses	547	—	547	478	—	478	69	14
General and administrative expense	275	—	275	264	1	263	12	5
Total expenses	822	—	822	742	1	741	81	11
Pretax income	$114	$(2)	$116	$88	$(1)	$89	$27	30%

(1) Adjustments include net realized gains or losses and integration and restructuring charges.

Our Advice & Wealth Management segment pretax income increased $26 million, or 30%, to $114 million for the three months ended September 30, 2011 compared to $88 million in the prior year period. Our Advice & Wealth Management segment pretax operating income, which excludes net realized gains or losses and integration and restructuring charges, increased $27 million, or 30%, to $116 million for the three months ended September 30, 2011 compared to $89 million in the prior year period due to improved advisor productivity and new client flows. Pretax margin was 12.2% for the third quarter of 2011 compared to 10.6% for the prior year period. Pretax operating margin was 12.4% for the third quarter of 2011 compared to 10.7% for the prior year period. We continued to increase the productivity of our advisors. Operating net revenue per advisor was $97,000 in the third quarter of 2011, a 14% increase compared to the prior year period, primarily driven by higher assets under management and increased client activity. The number of branded advisors increased for the second consecutive quarter, driven by the strongest quarter for experienced advisor recruiting since the second quarter of 2009 and continued strong advisor retention.

Net Revenues

Net revenues increased $106 million, or 13%, to $936 million for the three months ended September 30, 2011 compared to $830 million in the prior year period. Operating net revenues exclude net realized gains or losses. Operating net revenues increased $108 million, or 13%, to $938 million for the three months ended September 30, 2011 compared to $830 million in the prior year period driven by higher management and distribution fees from growth in assets under management and increased client activity.

Management and financial advice fees increased $68 million, or 20%, to $401 million for the three months ended September 30, 2011 compared to $333 million for the prior year period driven by growth in assets under management. Branded client wrap assets increased $5.8 billion, or 6%, to $96.9 billion compared to the prior year period due to net inflows, partially offset by market depreciation.

Distribution fees increased $32 million, or 7%, to $461 million for the three months ended September 30, 2011 compared to $429 million for the prior year period primarily driven by growth in assets under management and increased client activity.

Net investment income increased $5 million, or 8%, to $71 million for the three months ended September 30, 2011 compared to $66 million for the prior year period. Operating net investment income, which excludes net realized gains or losses, increased $7 million, or 11%, to $73 million for the three months ended September 30, 2011 compared to $66 million for the prior year period due to higher banking and brokerage invested asset balances and $6 million of additional bond discount amortization investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities, partially offset by a decrease in net investment income due to lower certificate invested assets resulting from net outflows in certificates driven by lower interest crediting rates.

Banking and deposit interest expense decreased $3 million, or 20%, to $12 million for the three months ended September 30, 2011 compared to $15 million for the prior year period primarily due to lower certificate balances, as well as a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $80 million, or 11%, to $822 million for the three months ended September 30, 2011 compared to $742 million for the prior year period. Operating expenses, which exclude integration and restructuring charges, increased $81 million, or 11%, to $822 million for the three months ended September 30, 2011 compared to $741 million for the prior year period primarily due to an increase in distribution expenses.

Distribution expenses increased $69 million, or 14%, to $547 million for the three months ended September 30, 2011 compared to $478 million for the prior year period primarily due to higher advisor compensation from business growth.

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

On April 30, 2010, we completed the acquisition of the long-term asset management business of the Columbia Management Group from Bank of America. The acquisition significantly enhanced the capabilities of the Asset Management segment by increasing its scale, broadening its retail and institutional distribution capabilities and strengthening and diversifying its lineup of retail and institutional products. The integration of the Columbia Management business, which is ongoing and is expected to be completed in early 2012, has involved organizational changes to our portfolio management and analytical teams and to our operational, compliance, sales and marketing support staffs. This integration has also involved the streamlining of our U.S. domestic product offerings. As a result of the integration, we combined RiverSource Investments, our legacy U.S. asset management business, with Columbia Management, under the Columbia brand. Total U.S. retail assets and number of funds under the Columbia brand as of September 30, 2011 were $194.1 billion and 205 funds, respectively.

Threadneedle will remain our primary international investment management platform. Threadneedle manages four Open Ended Investment Companies (“OEICs”) and one Societe d’Investissement A Capital Variable (“SICAV”) offering. The four OEICs are Threadneedle Investment Funds ICVC (“TIF”), Threadneedle Specialist Investment Funds ICVC (“TSIF”), Threadneedle Focus Investment Funds (“TFIF”) and Threadneedle Advantage Portfolio Funds (“TPAF”). TIF, TSIF, TFIF and TPAF are structured as umbrella companies with a total of 52 (33, 14, 2 and 3, respectively) sub funds covering the world’s bond and equity markets. The SICAV is the Threadneedle (Lux) SICAV (“T(Lux)”). T(Lux) is structured as an umbrella company with a total of 28 sub funds covering the world’s bond, commodities and equity markets. In addition, Threadneedle manages 13 unit trusts, 10 of which invest into the OEICs, 6 property unit trusts and 1 property fund of funds.

The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of September 30, 2011:

Columbia

Mutual Fund Rankings in top 2 Lipper Quartiles

Domestic Equity	Equal weighted	1 year	54%
		3 year	48%
		5 year	66%
	Asset weighted	1 year	56%
		3 year	60%
		5 year	60%

International Equity	Equal weighted	1 year	33%
		3 year	41%
		5 year	50%
	Asset weighted	1 year	18%
		3 year	61%
		5 year	66%

Taxable Fixed Income	Equal weighted	1 year	70%
		3 year	58%
		5 year	68%
	Asset weighted	1 year	85%
		3 year	56%
		5 year	73%

Tax Exempt Fixed Income	Equal weighted	1 year	100%
		3 year	100%
		5 year	95%
	Asset weighted	1 year	100%
		3 year	100%
		5 year	99%

Asset Allocation Funds	Equal weighted	1 year	95%
		3 year	57%
		5 year	57%
	Asset weighted	1 year	92%
		3 year	88%
		5 year	88%

Number of funds with 4 or 5 Morningstar star ratings		Overall	54
		3 year	48
		5 year	46

Percent of funds with 4 or 5 Morningstar star ratings		Overall	46%
		3 year	41%
		5 year	41%

Percent of assets with 4 or 5 Morningstar star ratings		Overall	58%
		3 year	39%
		5 year	41%

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

Aggregated data includes all Columbia branded mutual funds.

Threadneedle

Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark

Equity	Equal weighted	1 year	65%
		3 year	78%
		5 year	86%
	Asset weighted	1 year	67%
		3 year	82%
		5 year	90%

Fixed Income	Equal weighted	1 year	64%
		3 year	69%
		5 year	73%
	Asset weighted	1 year	58%
		3 year	62%
		5 year	91%

Allocation (Managed) Funds	Equal weighted	1 year	50%
		3 year	83%
		5 year	100%
	Asset weighted	1 year	54%
		3 year	87%
		5 year	100%

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

The following tables present changes in Columbia and Threadneedle managed assets for the three months ended September 30:

			Market
			Appreciation/
	July 1,		Depreciation	Foreign	September 30,
	2011	Net Flows	& Other (1)	Exchange	2011
	(in billions)
Columbia Managed Assets:
Retail Funds	$225.4	$(1.9)	$(29.4)	$—	$194.1
Institutional Funds	127.5	(2.0)	(3.7)	—	121.8
Alternative Funds	9.3	(0.2)	(0.1)	—	9.0
Less: Eliminations	(0.2)	—	—	—	(0.2)
Total Columbia Managed Assets	362.0	(4.1)	(33.2)	—	324.7

Threadneedle Managed Assets:
Retail Funds	36.6	(1.2)	(4.4)	(0.9)	30.1
Institutional Funds	72.5	0.4	(5.7)	(2.0)	65.2
Alternative Funds	1.3	—	(0.1)	—	1.2
Total Threadneedle Managed Assets	110.4	(0.8)	(10.2)	(2.9)	96.5
Less: Sub-Advised Eliminations	(5.2)	0.1	0.9	—	(4.2)
Total Managed Assets	$467.2	$(4.8)	$(42.5)	$(2.9)	$417.0

			Market
			Appreciation/
	July 1,		Depreciation	Foreign	September 30,
	2010	Net Flows	& Other (1)	Exchange	2010
			(in billions)
Columbia Managed Assets:
Retail Funds	$189.4	$(2.1)	$18.0	$—	$205.3
Institutional Funds	128.0	(0.6)	4.4	—	131.8
Alternative Funds	10.0	(0.1)	0.2	—	10.1
Less: Eliminations	—	—	(0.1)	—	(0.1)
Total Columbia Managed Assets	327.4	(2.8)	22.5	—	347.1

Threadneedle Managed Assets:
Retail Funds	27.3	(0.3)	2.3	1.4	30.7
Institutional Funds	60.5	1.6	4.6	3.1	69.8
Alternative Funds	1.5	(0.2)	—	0.1	1.4
Total Threadneedle Managed Assets	89.3	1.1	6.9	4.6	101.9
Less: Sub-Advised Eliminations	(3.4)	(0.1)	(0.6)	—	(4.1)
Total Managed Assets	$413.3	$(1.8)	$28.8	$4.6	$444.9

(1) Distributions of Retail Funds are included in market appreciation/depreciation and other.

The following table presents changes in Columbia and Threadneedle managed assets for the twelve months ended September 30, 2011:

			Market
			Appreciation/
	October 1,		Depreciation	Foreign	September 30,
	2010	Net Flows	& Other (1)	Exchange	2011
	(in billions)
Columbia Managed Assets:
Retail Funds	$205.3	$(3.1)	$(8.1)	$—	$194.1
Institutional Funds	131.8	(7.2)	(2.8)	—	121.8
Alternative Funds	10.1	(1.2)	0.1	—	9.0
Less: Eliminations	(0.1)	—	(0.1)	—	(0.2)
Total Columbia Managed Assets	347.1	(11.5)	(10.9)	—	324.7

Threadneedle Managed Assets:
Retail Funds	30.7	1.5	(1.8)	(0.3)	30.1
Institutional Funds	69.8	(3.9)	(0.2)	(0.5)	65.2
Alternative Funds	1.4	(0.2)	—	—	1.2
Total Threadneedle Managed Assets	101.9	(2.6)	(2.0)	(0.8)	96.5
Less: Sub-Advised Eliminations	(4.1)	(0.9)	0.8	—	(4.2)
Total Managed Assets	$444.9	$(15.0)	$(12.1)	$(0.8)	$417.0

(1) Distributions of Retail Funds are included in market appreciation/depreciation and other.

Columbia assets under management were $324.7 billion at September 30, 2011 compared to $347.1 billion a year ago driven by net outflows and market depreciation. Columbia had $4.1 billion of net outflows in the third quarter of 2011, evenly divided between retail and institutional channels. Columbia retail outflows were primarily in equity portfolios and were in line with industry trends. Columbia institutional outflows were primarily comprised of lower-fee, former parent-company relationships where the assets are expected to continue to transition over time and fluctuate quarter to quarter. Threadneedle assets under management were $96.5 billion at September 30, 2011, down 5% from a year ago reflecting market depreciation and net outflows. Threadneedle had a total of $0.8 billion of net outflows in the quarter, comprised of $1.2 billion of retail outflows primarily from European clients, partially offset by $0.4 billion of institutional net inflows. Institutional net flows were positive as new mandates in the Middle East more than offset continued run-off of the low-margin Zurich assets.

Management believes that operating measures, which exclude net realized gains or losses and integration charges for our Asset Management segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Asset Management segment:

	Three Months Ended September 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$599	$—	$599	$551	$—	$551	$48	9%
Distribution fees	108	—	108	103	—	103	5	5
Net investment income (loss)	(2)	2	(4)	6	1	5	(9)	NM
Other revenues	3	—	3	2	—	2	1	50
Total revenues	708	2	706	662	1	661	45	7
Banking and deposit interest expense	1	—	1	—	—	—	1	NM
Total net revenues	707	2	705	662	1	661	44	7
Expenses
Distribution expenses	258	—	258	215	—	215	43	20
Amortization of deferred acquisition costs	5	—	5	5	—	5	—	—
General and administrative expense	347	24	323	338	18	320	3	1
Total expenses	610	24	586	558	18	540	46	9
Pretax income	$97	$(22)	$119	$104	$(17)	$121	$(2)	(2)%

NM Not Meaningful.

(1) Adjustments include net realized gains or losses and integration charges.

Our Asset Management segment pretax income decreased $7 million, or 7%, to $97 million for the three months ended September 30, 2011 compared to $104 million for the prior year period. Our Asset Management segment pretax operating income, which excludes net realized gains or losses and integration charges, decreased $2 million, or 2%, to $119 million for the three months ended September 30, 2011 compared to $121 million for the prior year period. Pretax margin was 13.7% for the third quarter of 2011 compared to 15.7% for the prior year period. Pretax operating margin was 16.9% for the third quarter of 2011 compared to 18.3% for the prior year period.

Net Revenues

Net revenues increased $45 million, or 7%, to $707 million for the three months ended September 30, 2011 compared to $662 million for the prior year period. Operating net revenues, which exclude net realized gains or losses, increased $44 million, or 7%, to $705 million for the three months ended September 30, 2011 compared to $661 million for the prior year period driven by an increase in management fees.

Management and financial advice fees increased $48 million, or 9%, to $599 million for the three months ended September 30, 2011 compared to $551 million for the prior year period primarily due to growth in average assets, partially offset by net outflows.

Distribution fees increased $5 million, or 5%, to $108 million for the three months ended September 30, 2011 compared to $103 million for the prior year period primarily due to growth in average assets, partially offset by net outflows.

Net investment loss was $2 million for the three months ended September 30, 2011 compared to income of $6 million for the prior year period. Operating net investment loss, which excludes net realized gains or losses, was $4 million for the three months ended September 30, 2011 compared to income of $5 million for the prior year period. Net investment loss for the third quarter of 2011 included losses on seed money investments compared to gains in the prior year period.

Expenses

Total expenses increased $52 million, or 9%, to $610 million for the three months ended September 30, 2011 compared to $558 million for the prior year period. Operating expenses, which exclude integration charges, increased $46 million, or 9%, to $586 million for the three months ended September 30, 2011 compared to $540 million for the prior year period primarily due to higher distribution expenses.

Distribution expenses increased $43 million, or 20%, to $258 million for the three months ended September 30, 2011 compared to $215 million for the prior year period primarily due to growth in average assets, partially offset by net outflows.

General and administrative expense increased $9 million, or 3%, to $347 million for the three months ended September 30, 2011 compared to $338 million for the prior year period. Integration charges increased $6 million to $24 million for the three months ended September 30, 2011 compared to $18 million in the prior year period. Operating general and administrative expense, which excludes integration charges, increased $3 million, or 1%, to $323 million for the three months ended September 30, 2011 compared to $320 million for the prior year period due to $10 million of Threadneedle project implementation costs, primarily related to a new transfer agency agreement, partially offset by a decrease in compensation expense.

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

The following table presents the results of operations of our Annuities segment:

	Three Months Ended September 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$152	$—	$152	$139	$—	$139	$13	9%
Distribution fees	80	—	80	65	—	65	15	23
Net investment income	342	(2)	344	326	(1)	327	17	5
Premiums	44	—	44	43	—	43	1	2
Other revenues	68	—	68	53	—	53	15	28
Total revenues	686	(2)	688	626	(1)	627	61	10
Banking and deposit interest expense	—	—	—	—	—	—	—	—
Total net revenues	686	(2)	688	626	(1)	627	61	10
Expenses
Distribution expenses	83	—	83	70	—	70	13	19
Interest credited to fixed accounts	177	—	177	188	—	188	(11)	(6)
Benefits, claims, losses and settlement expenses	(24)	(119)	95	341	(18)	359	(264)	(74)
Amortization of deferred acquisition costs	261	63	198	(286)	10	(296)	494	NM
Interest and debt expense	1	—	1	2	—	2	(1)	(50)
General and administrative expense	52	—	52	47	—	47	5	11
Total expenses	550	(56)	606	362	(8)	370	236	64
Pretax income	$136	$54	$82	$264	$7	$257	$(175)	(68)%

NM Not Meaningful.

(1)  Adjustments include net realized gains or losses and the market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization.

Our Annuities segment pretax income decreased $128 million, or 48%, to $136 million for the three months ended September 30, 2011 compared to $264 million for the prior year period. Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization, decreased $175 million, or 68%, to $82 million for the three months ended September 30, 2011 compared to $257 million in the prior year period primarily due to the impact of updating valuation assumptions and models and the market impact on DAC and DSIC amortization.

Net Revenues

Net revenues increased $60 million, or 10%, to $686 million for the three months ended September 30, 2011 compared to $626 million for the prior year period. Operating net revenues, which exclude net realized gains or losses, increased $61 million, or 10%, to $688 million for the three months ended September 30, 2011 compared to $627 million for the prior year period reflecting higher fee revenue from increased variable annuity separate account balances and higher fees from variable annuity guarantees, as well as an increase in net investment income due to additional bond discount amortization investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities.

Management and financial advice fees increased $13 million, or 9%, to $152 million for the three months ended September 30, 2011 compared to $139 million for the prior year period due to higher fees on variable annuities driven by higher separate account balances. Average variable annuities contract accumulation values increased $6.0 billion, or 12%, from the prior year period due to higher average equity market levels, as well as net inflows. Variable annuity net inflows in the third quarter of 2011 included $0.4 billion of net inflows in the Ameriprise channel, partially offset by net outflows from the closed book of variable annuities sold through third-party channels.

Distribution fees increased $15 million, or 23%, to $80 million for the three months ended September 30, 2011 compared to $65 million for the prior year period primarily due to higher fees on variable annuities driven by higher average separate account balances.

Net investment income increased $16 million, or 5%, to $342 million for the three months ended September 30, 2011 compared to $326 million in the prior year period. Operating net investment income, which excludes net realized gains or losses, increased $17 million, or 5%, to $344 million for the three months ended September 30, 2011 compared to $327 million for the prior year period due to $37 million of additional bond discount amortization investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities, partially offset by a decrease in investment income reflecting the low interest rate environment.

Other revenues increased $15 million, or 28%, to $68 million for the three months ended September 30, 2011 compared to $53 million for the prior year period due to higher fees from variable annuity guarantees driven by higher in force amounts.

Expenses

Total expenses increased $188 million, or 52%, to $550 million for the three months ended September 30, 2011 compared to $362 million for the prior year period. Operating expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization, increased $236 million, or 64%, to $606 million for the three months ended September 30, 2011 compared to $370 million for the prior year period primarily due to the impact of updating valuation assumptions and models and the market impact on DAC and DSIC amortization.

Distribution expenses increased $13 million, or 19%, to $83 million for the three months ended September 30, 2011 compared to $70 million for the prior year period from increased asset-based compensation.

Interest credited to fixed accounts decreased $11 million, or 6%, to $177 million for the three months ended September 30, 2011 compared to $188 million for the prior year period driven by lower average variable annuities fixed sub-account balances and a lower average crediting rate on interest sensitive fixed annuities, as well as lower average fixed annuity account balances. Average variable annuities fixed sub-account balances decreased $147 million, or 3%, to $4.8 billion for the third quarter of 2011 compared to the prior year period. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.7% in the third quarter of 2011 compared to 3.8% in the prior year period. Average fixed annuities contract accumulation values decreased $311 million, or 2%, to $14.2 billion for the third quarter of 2011 compared to the prior year period. Fixed annuities remained in net outflows due to low client demand given current interest rates.

Benefits, claims, losses and settlement expenses decreased $365 million to a benefit of $24 million for the three months ended September 30, 2011 compared to an expense of $341 million for the prior year period. Operating benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges and DSIC amortization, decreased $264 million, or 74%, to $95 million for the three months ended September 30, 2011 compared to $359 million in the prior year period primarily due to the impact of updating valuation assumptions and models. Operating benefits, claims, losses and settlement expenses in the third quarter of 2011 included a benefit of $40 million from updating valuation assumptions and models compared to an expense of $261 million in the prior year period. The market impact to DSIC was an expense of $9 million in the third quarter of 2011 compared to a benefit of $5 million in the prior year period.

Amortization of DAC increased $547 million to $261 million for the three months ended September 30, 2011 compared to a benefit of $286 million in the prior year period. Operating amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, increased $494 million to $198 million for the three months ended September 30, 2011 compared to a benefit of $296 million in the prior year period primarily due to the impact of updating valuation assumptions and models, as well as the market impact on amortization of DAC. Operating amortization of DAC in the third quarter of 2011 included an expense of $65 million from updating valuation assumptions and models compared to a benefit of $332 million in the prior year period. The market impact on amortization of DAC was an expense of $49 million for the three months ended September 30, 2011 compared to a benefit of $24 million for the prior year period.

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

The following table presents the results of operations of our Protection segment:

	Three Months Ended September 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$13	$—	$13	$13	$—	$13	$—	—
Distribution fees	24	—	24	24	—	24	—	—
Net investment income	106	(1)	107	108	—	108	(1)	(1)%
Premiums	271	—	271	264	—	264	7	3
Other revenues	87	—	87	91	—	91	(4)	(4)
Total revenues	501	(1)	502	500	—	500	2	—
Banking and deposit interest expense	—	—	—	—	—	—	—	—
Total net revenues	501	(1)	502	500	—	500	2	—
Expenses
Distribution expenses	9	—	9	8	—	8	1	13
Interest credited to fixed accounts	36	—	36	39	—	39	(3)	(8)
Benefits, claims, losses and settlement expenses	281	—	281	295	—	295	(14)	(5)
Amortization of deferred acquisition costs	52	—	52	35	—	35	17	49
General and administrative expense	59	—	59	56	—	56	3	5
Total expenses	437	—	437	433	—	433	4	1
Pretax income	$64	$(1)	$65	$67	$—	$67	$(2)	(3)%

(1) Adjustments include net realized gains or losses.

Our Protection segment pretax income decreased $3 million, or 4%, to $64 million for the three months ended September 30, 2011, compared to $67 million for the prior year period. Our Protection segment pretax operating income, which excludes net realized gains or losses, decreased $2 million, or 3%, to $65 million for the three months ended September 30, 2011, compared to $67 million for the prior year period.

Net Revenues

Net revenues increased $1 million to $501 million for the three months ended September 30, 2011 compared to $500 million for the prior year period. Operating net revenues, which exclude net realized gains or losses, increased $2 million to $502 million for the three months ended September 30, 2011 compared to $500 million for the prior year period.

Premiums increased $7 million, or 3%, to $271 million for the three months ended September 30, 2011 compared to $264 million for the prior year period due to growth in Auto and Home premiums driven by higher volumes. Auto and Home policy counts increased 8% period-over-period.

Other revenues decreased $4 million, or 4%, to $87 million for the three months ended September 30, 2011 compared to $91 million for the prior year period due to higher reinsurance costs driven by higher reinsured amounts.

Expenses

Total expenses increased $4 million, or 1%, to $437 million for the three months ended September 30, 2011 compared to $433 million for the prior year period due to an increase in amortization of DAC, partially offset by a decrease in benefits, claims, losses and settlement expenses.

Benefits, claims, losses and settlement expenses decreased $14 million, or 5%, to $281 million for the three months ended September 30, 2011 compared to $295 million for the prior year period. Benefits, claims, losses and settlement expenses in the third quarter of 2011 included a benefit of $4 million from updating valuation assumptions and models compared to an expense of $44 million in the prior year period. Benefits, claims, losses and settlement expenses related to our Auto and Home business increased from the prior year period due to $23 million of catastrophe losses primarily from Hurricane Irene claims and higher reserves reflecting elevated reserve levels for future claims.

Amortization of DAC increased $17 million, or 49%, to $52 million for the three months ended September 30, 2011 compared to $35 million for the prior year period. Amortization of DAC in the third quarter of 2011 included a benefit of $2 million from updating valuation assumptions and models compared to a benefit of $15 million in the prior year period. The market impact on amortization of DAC was an expense of $7 million for the three months ended September 30, 2011 compared to a benefit of $10 million for the prior year period, which was partially offset by a decrease in DAC amortization as a result of better persistency and lower current period profits due to higher direct claims.

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

The following table presents the results of operations of our Corporate & Other segment:

	Three Months Ended September 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$—	$—	$—	$—	$—	$—	$—	—
Distribution fees	—	—	—	—	—	—	—	—
Net investment income (loss)	(71)	(64)	(7)	19	19	—	(7)	NM
Other revenues	22	22	—	13	9	4	(4)	NM
Total revenues	(49)	(42)	(7)	32	28	4	(11)	NM
Banking and deposit interest expense	—	—	—	—	—	—	—	NM
Total net revenues	(49)	(42)	(7)	32	28	4	(11)	NM
Expenses
Distribution expenses	—	—	—	—	—	—	—	—
Interest and debt expense	70	47	23	72	45	27	(4)	(15)%
General and administrative expense	45	15	30	37	13	24	6	25
Total expenses	115	62	53	109	58	51	2	4
Pretax loss	(164)	(104)	(60)	(77)	(30)	(47)	(13)	(28)
Less: Net loss attributable to noncontrolling interests	(105)	(105)	—	(32)	(32)	—	—	—
Pretax loss attributable to Ameriprise Financial	$(59)	$1	$(60)	$(45)	$2	$(47)	$(13)	(28)%

NM Not Meaningful.

(1) Includes revenues and expenses of the CIEs; net realized gains or losses; and integration and restructuring charges.

The following table presents the components of the adjustments in the table above:

	Three Months Ended September 30,
	2011			2010
	CIEs	Other Adjustments (1)	Total Adjustments	CIEs	Other Adjustments (1)	Total Adjustments
	(in millions, unaudited)
Revenues
Net investment income (loss)	$(65)	$1	$(64)	$17	$2	$19
Other revenues	22	—	22	9	—	9
Total revenues	(43)	1	(42)	26	2	28
Banking and deposit interest expense	—	—	—	—	—	—
Total net revenues	(43)	1	(42)	26	2	28
Expenses
Distribution expenses	—	—	—	—	—	—
Interest and debt expense	47	—	47	45	—	45
General and administrative expense	15	—	15	13	—	13
Total expenses	62	—	62	58	—	58
Pretax income (loss)	(105)	1	(104)	(32)	2	(30)
Less: Net loss attributable to noncontrolling interests	(105)	—	(105)	(32)	—	(32)
Pretax income attributable to Ameriprise Financial	$—	$1	$1	$—	$2	$2

(1) Other adjustments include net realized gains or losses and integration and restructuring charges.

Our Corporate & Other segment pretax loss attributable to Ameriprise Financial was $59 million for the three months ended September 30, 2011 compared to $45 million in the prior year period. Our Corporate & Other segment pretax operating loss excludes net realized gains or losses, integration and restructuring charges and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss was $60 million for the three months ended September 30, 2011 compared to $47 million in the prior year period.

Net revenues were a loss of $49 million for the three months ended September 30, 2011 compared to a gain of $32 million for the prior year period reflecting the impact of consolidating CIEs. Operating net revenues, which exclude revenues or losses of CIEs and net realized gains or losses, were a loss of $7 million for the three months ended September 30, 2011 compared to a gain of $4 million for the prior year period.

Net investment loss was $71 million for the three months ended September 30, 2011 compared to income of $19 million for the prior year period. Net investment loss for the third quarter of 2011 included a $65 million loss for changes in the assets and liabilities of CIEs, primarily debt and underlying syndicated loans, compared to a $17 million gain in the prior year period. Operating net investment loss, which excludes changes in the assets and liabilities of CIEs and net realized gains or losses, was $7 million for the three months ended September 30, 2011 compared to nil for the prior year period.

Other revenues increased $9 million to $22 million for the three months ended September 30, 2011 compared to $13 million for the prior year period. Operating other revenues, which exclude revenues or losses of the CIEs, were nil for the three months ended September 30, 2011 compared to $4 million for the prior year period.

Total expenses increased $6 million, or 6%, to $115 million for the three months ended September 30, 2011 compared to $109 million for the prior year period. Operating expenses, which exclude expenses of CIEs and integration and restructuring charges, increased $2 million, or 4%, to $53 million for the three months ended September 30, 2011 compared to $51 million for the prior year period.

Interest and debt expense decreased $2 million, or 3%, to $70 million for the three months ended September 30, 2011 compared to $72 million for the prior year period. Operating interest and debt expense, which excludes interest expense on CIE debt, decreased $4 million, or 15%, to $23 million for the three months ended September 30, 2011 compared to $27 million for the prior year period due to lower outstanding debt balances.

General and administrative expense increased $8 million, or 22%, to $45 million for the three months ended September 30, 2011 compared to $37 million for the prior year period. Operating general and administrative expense, which excludes expenses of the CIEs and integration and restructuring charges, increased $6 million, or 25%, to $30 million for the three months ended September 30, 2011 compared to $24 million for the prior year period.

Consolidated Results of Operations for the Nine Months Ended September 30, 2011 and 2010

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

The following table presents our consolidated results of operations:

	Nine Months Ended September 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$3,436	$(29)	$3,465	$2,638	$(28)	$2,666	$799	30%
Distribution fees	1,202	—	1,202	1,062	—	1,062	140	13
Net investment income	1,458	(16)	1,474	1,769	265	1,504	(30)	(2)
Premiums	915	—	915	884	—	884	31	4
Other revenues	635	60	575	657	112	545	30	6
Total revenues	7,646	15	7,631	7,010	349	6,661	970	15
Banking and deposit interest expense	36	—	36	56	—	56	(20)	(36)
Total net revenues	7,610	15	7,595	6,954	349	6,605	990	15
Expenses
Distribution expenses	1,886	—	1,886	1,483	—	1,483	403	27
Interest credited to fixed accounts	632	—	632	686	—	686	(54)	(8)
Benefits, claims, losses and settlement expenses	1,045	(85)	1,130	1,285	(63)	1,348	(218)	(16)
Amortization of deferred acquisition costs	572	53	519	43	45	(2)	521	NM
Interest and debt expense	221	148	73	212	130	82	(9)	(11)
General and administrative expense	2,221	87	2,134	1,979	99	1,880	254	14
Total expenses	6,577	203	6,374	5,688	211	5,477	897	16
Income from continuing operations before income tax provision	1,033	(188)	1,221	1,266	138	1,128	93	8
Income tax provision	288	(13)	301	262	(18)	280	21	8
Income from continuing operations	745	(175)	920	1,004	156	848	72	8
Income (loss) from discontinued operations, net of tax	(73)	(73)	—	2	2	—	—	—
Net income	672	(248)	920	1,006	158	848	72	8
Less: Net income (loss) attributable to non- controlling interests	(151)	(151)	—	189	189	—	—	—
Net income attributable to Ameriprise Financial	$823	$(97)	$920	$817	$(31)	$848	$72	8%

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

The following table presents the components of the adjustments in the table above:

	Nine Months Ended September 30,
	2011			2010
	CIEs	Other Adjustments (1)	Total Adjustments	CIEs	Other Adjustments (1)	Total Adjustments
	(in millions, unaudited)
Revenues
Management and financial advice fees	$(29)	$—	$(29)	$(28)	$—	$(28)
Distribution fees	—	—	—	—	—	—
Net investment income	(21)	5	(16)	251	14	265
Premiums	—	—	—	—	—	—
Other revenues	60	—	60	112	—	112
Total revenues	10	5	15	335	14	349
Banking and deposit interest expense	—	—	—	—	—	—
Total net revenues	10	5	15	335	14	349
Expenses
Distribution expenses	—	—	—	—	—	—
Interest credited to fixed accounts	—	—	—	—	—	—
Benefits, claims, losses and settlement expenses	—	(85)	(85)	—	(63)	(63)
Amortization of deferred acquisition costs	—	53	53	—	45	45
Interest and debt expense	148	—	148	130	—	130
General and administrative expense	13	74	87	16	83	99
Total expenses	161	42	203	146	65	211
Income from continuing operations before income tax provision	(151)	(37)	(188)	189	(51)	138
Income tax provision	—	(13)	(13)	—	(18)	(18)
Income from continuing operations	(151)	(24)	(175)	189	(33)	156
Income (loss) from discontinued operations, net of tax	—	(73)	(73)	—	2	2
Net income	(151)	(97)	(248)	189	(31)	158
Less: Net income (loss) attributable to noncontrolling interests	(151)	—	(151)	189	—	189
Net income attributable to Ameriprise Financial	$—	$(97)	$(97)	$—	$(31)	$(31)

(1)  Other adjustments include net realized gains or losses; the market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; and income (loss) from discontinued operations.

The following table presents a reconciliation of operating earnings per diluted share:

	Nine Months Ended September 30,		Per Diluted Share Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions, except per share amounts, unaudited)
Income from continuing operations	$745	$1,004
Less: Net income (loss) attributable to noncontrolling interests	(151)	189
Net income from continuing operations attributable to Ameriprise Financial	896	815	$3.58	$3.09
Income (loss) from discontinued operations, net of tax	(73)	2	(0.29)	0.01
Net income attributable to Ameriprise Financial	823	817	3.29	3.10
Operating adjustments, after-tax	97	31	0.39	0.12
Operating earnings	$920	$848	$3.68	$3.22

Weighted average common shares outstanding:
Basic	245.0	259.0
Diluted	250.2	263.4

Overall

Net income attributable to Ameriprise Financial increased $6 million, or 1%, to $823 million for the nine months ended September 30, 2011 compared to $817 million for the prior year period. Net income from continuing operations attributable to Ameriprise Financial increased $81 million, or 10%, to $896 million for the nine months ended September 30, 2011 compared to $815 million for the prior year period. Loss from discontinued operations, net of tax, of $73 million for the nine months ended September 30, 2011 included a $77 million after-tax charge related to previously disclosed legal expenses. Operating earnings exclude net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; income (loss) of discontinued operations; and the impact of consolidating CIEs. Operating earnings increased $72 million, or 8%, to $920 million for the nine months ended September 30, 2011 compared to $848 million for the prior year period reflecting higher revenues from business growth and an additional four months of Columbia Management results, partially offset by the impact of updating valuation assumptions and models and the market impacts on DAC and DSIC amortization. The market impact on DAC and DSIC amortization was a $44 million pretax charge for the nine months ended September 30, 2011 compared to an $8 million pretax benefit for the nine months ended September 30, 2010.

The total pretax impacts on our revenues and expenses for the nine months ended September 30, 2011 attributable to the review of valuation assumptions and models on an operating basis were as follows:

Segment Pretax Benefit (Charge)	Other Revenues	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total
	(in millions)
Valuation assumptions and model changes:
Annuities	$—	$40	$(65)	$(25)
Protection	(20)	4	2	(14)
Total	$(20)	$44	$(63)	$(39)

The total pretax impacts on our revenues and expenses for the nine months ended September 30, 2010 attributable to the review of valuation assumptions and models on an operating basis were as follows:

Segment Pretax Benefit (Charge)	Other Revenues	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total
	(in millions)
Valuation assumptions and model changes:
Annuities	$—	$(256)	$353	$97
Protection	(20)	(44)	22	(42)
Total	$(20)	$(300)	$375	$55

Net Revenues

Net revenues increased $656 million, or 9%, to $7.6 billion for the nine months ended September 30, 2011 compared to $7.0 billion for the prior year period. Operating net revenues exclude net realized gains or losses and revenues or losses of the CIEs and include the fees we earn from services provided to the CIEs. Operating net revenues increased $990 million, or 15%, to $7.6 billion for the nine months ended September 30, 2011 compared to $6.6 billion for the prior year period driven by growth in asset-based fees from net inflows in branded client wrap assets, the Columbia Management Acquisition and increased client activity.

Management and financial advice fees increased $798 million, or 30%, to $3.4 billion for the nine months ended September 30, 2011 compared to $2.6 billion for the prior year period. Operating management and financial advice fees include the fees we earn from services provided to the CIEs. Operating management and financial advice fees increased $799 million, or 30%, to $3.5 billion for the nine months ended September 30, 2011 compared to $2.7 billion for the prior year period primarily due to an additional four months of business resulting from the Columbia Management Acquisition and net inflows in branded client wrap assets. Branded client wrap assets increased $5.8 billion, or 6%, to $96.9 billion at September 30, 2011 compared to the prior year period due to net inflows, partially offset by market depreciation. Total Asset Management AUM decreased $27.9 billion, or 6%, to $417.0 billion at September 30, 2011 compared to the prior year period primarily due to net outflows and market depreciation. The period end S&P 500 Index decreased 1% compared to the prior year period. Average variable annuities contract accumulation values increased $8.3 billion, or 17%, from the prior year period due to higher average equity market levels, as well as net inflows. The daily average S&P 500 Index increased 15% compared to the prior year period.

Distribution fees increased $140 million, or 13%, to $1.2 billion for the nine months ended September 30, 2011 compared to $1.1 billion in the prior year period primarily due to higher asset-based fees driven by the Columbia Management Acquisition and net inflows in branded client wrap assets, as well as increased client activity.

Net investment income decreased $311 million, or 18%, to $1.5 billion for the nine months ended September 30, 2011 compared to $1.8 billion in the prior year period. Net investment income for the nine months ended September 30, 2011 included a $21 million loss for changes in the assets and liabilities of CIEs, primarily debt and underlying syndicated loans, compared to a $251 million gain in the prior year period. Operating net investment income excludes net realized gains or losses and changes in the assets and liabilities of CIEs. Operating net investment income decreased $30 million, or 2%, to $1.5 billion for the nine months ended September 30, 2011 compared to $1.5 billion for the prior year period primarily due to a decrease in investment income on fixed maturity securities driven by lower invested assets resulting from net outflows in certificates driven by lower interest crediting rates and lower investments in annuity general account assets due to the implementation of changes to the Portfolio Navigator program in the second quarter of 2010 and lower interest sensitive fixed annuity account balances, partially offset by $43 million of additional bond discount amortization investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities in the third quarter of 2011.

Premiums increased $31 million, or 4%, to $915 million for the nine months ended September 30, 2011 compared to $884 million for the prior year period primarily due to growth in Auto and Home premiums driven by higher volumes, as well as higher sales of immediate annuities with life contingencies. Auto and Home policy counts increased 8% period-over-period.

Other revenues decreased $22 million, or 3%, to $635 million for the nine months ended September 30, 2011 compared to $657 million in the prior year period. Operating other revenues exclude revenues of the CIEs. Operating other revenues increased $30 million, or 6%, to $575 million for the nine months ended September 30, 2011 compared to $545 million in the prior year period. During the second quarter of 2011, we reclassified from accumulated other comprehensive income into earnings a $27 million gain on an interest rate hedge put in place in anticipation of issuing debt between December 2010 and June 2011. Operating other revenues for the nine months ended September 30, 2011 also included higher fees from variable annuity guarantees driven by higher in force amounts compared to the prior year period, offset by a $25 million benefit from payments related to the Reserve Funds matter in the first quarter of 2010.

Banking and deposit interest expense decreased $20 million, or 36%, to $36 million for the nine months ended September 30, 2011 compared to $56 million in the prior year period primarily due to lower certificate balances, as well as a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $889 million, or 16%, to $6.6 billion for the nine months ended September 30, 2011 compared to $5.7 billion for the prior year period. Operating expenses exclude the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; and expenses of the CIEs. Operating expenses increased $897 million, or 16%, to $6.4 billion for the nine months ended September 30, 2011 compared to $5.5 billion for the prior year period primarily due to the impact of updating valuation assumptions and models, the market impact on DAC and DSIC amortization, as well as increases in distribution expenses and general and administrative expense.

Distribution expenses increased $403 million, or 27%, to $1.9 billion for the nine months ended September 30, 2011 compared to $1.5 billion in the prior year period as a result of the Columbia Management Acquisition, as well as higher advisor compensation from business growth.

Interest credited to fixed accounts decreased $54 million, or 8%, to $632 million for the nine months ended September 30, 2011 compared to $686 million for the prior year period driven by lower average variable annuities fixed sub-account balances and a lower average crediting rate on interest sensitive fixed annuities, as well as lower average fixed annuity account balances. Average variable annuities fixed sub-account balances decreased $721 million, or 13%, to $4.8 billion for the nine months ended September 30, 2011 compared to the prior year period primarily due to the implementation of changes to the Portfolio Navigator program in the second quarter of 2010. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.7% for the nine months ended September 30, 2011 compared to 3.8% in the prior year period. Average fixed annuities contract accumulation values decreased $270 million, or 2%, to $14.3 billion for the nine months ended September 30, 2011 compared to the prior year period.

Benefits, claims, losses and settlement expenses decreased $240 million, or 19%, to $1.0 billion for the nine months ended September 30, 2011 compared to $1.3 billion for the prior year period. Operating benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges and DSIC amortization, decreased $218 million, or 16%, to $1.1 billion for the nine months ended September 30, 2011 compared to $1.3 billion for the prior year period. Operating benefits, claims, losses and settlement expenses for the nine months ended

September 30, 2011 included a benefit of $44 million from updating valuation assumptions and models compared to an expense of $300 million in the prior year period. Benefits, claims, losses and settlement expenses related to our Auto and Home business increased from the prior year period primarily due to $38 million of catastrophe losses from storms in the 2011 period, higher auto liability reserves, and higher elevated reserve levels for future storm claims. Benefits, claims, losses and settlement expenses related to our immediate annuities with life contingencies increased from the prior year period due to an unfavorable change in reserves primarily driven by higher premiums. In addition, benefits, claims, losses and settlement expenses increased as a result of higher universal life claims and an increase in ongoing reserve levels for universal life products with secondary guarantees compared to the prior year period. The market impact to DSIC was an expense of $6 million in the 2011 period compared to nil in the prior year period. Benefits, claims, losses and settlement expenses for the prior year period included a $21 million expense, net of DSIC, as a result of the implementation of changes to the Portfolio Navigator program.

Amortization of DAC increased $529 million to $572 million for the nine months ended September 30, 2011 compared to $43 million in the prior year period. Operating amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, increased $521 million to $519 million for the nine months ended September 30, 2011 compared to a benefit of $2 million for the prior year period primarily due to the impact of updating valuation assumptions and models, as well as the market impact on amortization of DAC. Operating amortization of DAC in the 2011 period included an expense of $63 million from updating valuation assumptions and models compared to a benefit of $375 million in the prior year period. The market impact on amortization of DAC was an expense of $38 million in the 2011 period compared to a benefit of $8 million in the prior year period. Amortization of DAC for the nine months ended September 30, 2010 included a benefit of $19 million as a result of the implementation of changes to the Portfolio Navigator program.

Interest and debt expense increased $9 million, or 4%, to $221 million for the nine months ended September 30, 2011 compared to $212 million in the prior year period. Operating interest and debt expense, which excludes interest expense on CIE debt, decreased $9 million, or 11%, to $73 million for the nine months ended September 30, 2011 compared to $82 million in the prior year period due to lower outstanding debt balances.

General and administrative expense increased $242 million, or 12%, to $2.2 billion for the nine months ended September 30, 2011 compared to $2.0 billion for the prior year period. Operating general and administrative expense excludes integration and restructuring charges and expenses of the CIEs. Integration and restructuring charges decreased $9 million to $74 million for the nine months ended September 30, 2011 compared to $83 million in the prior year period. Operating general and administrative expense increased $254 million, or 14%, to $2.1 billion for the nine months ended September 30, 2011 compared to $1.9 billion for the prior year period primarily reflecting an additional four months of ongoing expenses from the Columbia Management Acquisition, as well as $10 million of Threadneedle project implementation costs, primarily related to a new transfer agency agreement, higher compensation expense and an increase in investment spending compared to the prior year period.

Income Taxes

Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 27.8% for the nine months ended September 30, 2011, compared to 20.7% for the nine months ended September 30, 2010. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 24.3% for both the nine months ended September 30, 2011 and 2010. Our operating effective tax rate was 24.7% for the nine months ended September 30, 2011, compared to 24.8% for the nine months ended September 30, 2010.

The following table presents a reconciliation of our operating effective tax rate:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	GAAP	Operating	GAAP	Operating
	(in millions, unaudited)
Income from continuing operations before income tax provision	$1,033	$1,221	$1,266	$1,128
Less: Pretax income (loss) attributable to noncontrolling interests	(151)	—	189	—
Income from continuing operations before income tax provision excluding CIEs	$1,184	$1,221	$1,077	$1,128

Income tax provision from continuing operations	$288	$301	$262	$280

Effective tax rate	27.8%	24.7%	20.7%	24.8%
Effective tax rate excluding noncontrolling interests	24.3%	24.7%	24.3%	24.8%

Results of Operations by Segment for the Nine Months Ended September 30, 2011 and 2010

The following table presents summary financial information by segment:

	Nine Months Ended September 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating
	(in millions, unaudited)
Advice & Wealth Management
Net revenues	$2,807	$(1)	$2,808	$2,448	$—	$2,448
Expenses	2,485	—	2,485	2,229	7	2,222
Pretax income	$322	$(1)	$323	$219	$(7)	$226
Asset Management
Net revenues	$2,197	$2	$2,195	$1,594	$2	$1,592
Expenses	1,868	74	1,794	1,416	71	1,345
Pretax income	$329	$(72)	$401	$178	$(69)	$247
Annuities
Net revenues	$1,992	$(4)	$1,996	$1,858	$6	$1,852
Expenses	1,559	(32)	1,591	1,341	(18)	1,359
Pretax income	$433	$28	$405	$517	$24	$493
Protection
Net revenues	$1,543	$3	$1,540	$1,524	$2	$1,522
Expenses	1,282	—	1,282	1,204	—	1,204
Pretax income	$261	$3	$258	$320	$2	$318
Corporate & Other
Net revenues	$53	$44	$9	$377	$367	$10
Expenses	365	190	175	345	179	166
Pretax income (loss)	(312)	(146)	(166)	32	188	(156)
Less: Pretax income (loss) attributable to noncontrolling interests	(151)	(151)	—	189	189	—
Pretax loss attributable to Ameriprise Financial	$(161)	$5	$(166)	$(157)	$(1)	$(156)
Eliminations
Net revenues	$(982)	$(29)	$(953)	$(847)	$(28)	$(819)
Expenses	(982)	(29)	(953)	(847)	(28)	(819)
Pretax income	$—	$—	$—	$—	$—	$—

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

The following table presents the changes in branded client wrap assets:

	Nine Months Ended September 30,
	2011	2010
	(in billions)
Balance at January 1	$97.5	$81.3
Net flows	5.9	5.8
Market appreciation/(depreciation) and other	(6.5)	4.0
Balance at September 30	$96.9	$91.1

Branded client wrap assets increased $5.8 billion, or 6%, to $96.9 billion compared to the prior year period due to net inflows, partially offset by market depreciation.

The following table presents the results of operations of our Advice & Wealth Management segment:

	Nine Months Ended September 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$1,195	$—	$1,195	$996	$—	$996	$199	20%
Distribution fees	1,406	—	1,406	1,243	—	1,243	163	13
Net investment income	196	(1)	197	210	—	210	(13)	(6)
Other revenues	46	—	46	52	—	52	(6)	(12)
Total revenues	2,843	(1)	2,844	2,501	—	2,501	343	14
Banking and deposit interest expense	36	—	36	53	—	53	(17)	(32)
Total net revenues	2,807	(1)	2,808	2,448	—	2,448	360	15
Expenses
Distribution expenses	1,662	—	1,662	1,418	—	1,418	244	17
General and administrative expense	823	—	823	811	7	804	19	2
Total expenses	2,485	—	2,485	2,229	7	2,222	263	12
Pretax income	$322	$(1)	$323	$219	$(7)	$226	$97	43%

(1)        Adjustments include net realized gains or losses and integration and restructuring charges.

Our Advice & Wealth Management segment pretax income increased $103 million, or 47%, to $322 million for the nine months ended September 30, 2011 compared to $219 million in the prior year period. Our Advice & Wealth Management segment pretax operating income, which excludes net realized gains or losses and integration and restructuring charges, increased $97 million, or 43%, to $323 million for the nine months ended September 30, 2011 compared to $226 million in the prior year period due to improved advisor productivity and new client flows. Pretax margin was 11.5% for the nine months ended September 30, 2011 compared to 8.9% for the prior year period. Pretax operating margin was 11.5% for the nine months ended September 30, 2011 compared to 9.2% for the prior year period.

Net Revenues

Net revenues increased $359 million, or 15%, to $2.8 billion for the nine months ended September 30, 2011 compared to $2.4 billion in the prior year period. Operating net revenues exclude net realized gains or losses. Operating net revenues increased $360 million, or 15%, to $2.8 billion for the nine months ended September 30, 2011 compared to $2.4 billion in the prior year period driven by higher management and distribution fees from growth in assets under management and increased client activity.

Management and financial advice fees increased $199 million, or 20%, to $1.2 billion for the nine months ended September 30, 2011 compared to $996 million for the prior year period driven by growth in assets under management. Branded client wrap assets increased $5.8 billion, or 6%, to $96.9 billion compared to the prior year period due to net inflows, partially offset by market depreciation.

Distribution fees increased $163 million, or 13%, to $1.4 billion for the nine months ended September 30, 2011 compared to $1.2 billion for the prior year period primarily driven by growth in assets under management and increased client activity.

Net investment income decreased $14 million, or 7%, to $196 million for the nine months ended September 30, 2011 compared to $210 million for the prior year period. Operating net investment income, which excludes net realized gains or losses, decreased $13 million, or 6%, to $197 million for the nine months ended September 30, 2011 compared to $210 million for the prior year period due to a decrease in investment income on fixed maturity securities driven by lower invested assets resulting from net outflows in certificates driven by lower interest crediting rates, partially offset by higher banking and brokerage invested asset balances and $6 million of additional bond discount amortization investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities in the third quarter of 2011.

Banking and deposit interest expense decreased $17 million, or 32%, to $36 million for the nine months ended September 30, 2011 compared to $53 million for the prior year period primarily due to lower certificate balances, as well as a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $256 million, or 11%, to $2.5 billion for the nine months ended September 30, 2011 compared to $2.2 billion for the prior year period. Operating expenses, which exclude integration and restructuring charges, increased $263 million, or 12%, to $2.5 billion for the nine months ended September 30, 2011 compared to $2.2 billion for the prior year period primarily due to an increase in distribution expenses.

Distribution expenses increased $244 million, or 17%, to $1.7 billion for the nine months ended September 30, 2011 compared to $1.4 billion for the prior year period primarily due to higher advisor compensation from business growth.

Asset Management

Management believes that operating measures, which exclude net realized gains or losses and integration charges for our Asset Management segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following tables present the changes in Columbia and Threadneedle managed assets:

			Market
			Appreciation/
	January 1,		Depreciation	Foreign	September 30,
	2011	Net Flows	& Other (1)	Exchange	2011
	(in billions)
Columbia Managed Assets:
Retail Funds	$218.5	$(2.2)	$(22.2)	$—	$194.1
Institutional Funds	127.2	(3.2)	(2.2)	—	121.8
Alternative Funds	10.0	(0.9)	(0.1)	—	9.0
Less: Eliminations	(0.2)	—	—	—	(0.2)
Total Columbia Managed Assets	355.5	(6.3)	(24.5)	—	324.7

Threadneedle Managed Assets:
Retail Funds	33.4	0.2	(3.5)	—	30.1
Institutional Funds	70.9	(2.1)	(3.6)	—	65.2
Alternative Funds	1.3	(0.1)	—	—	1.2
Total Threadneedle Managed Assets	105.6	(2.0)	(7.1)	—	96.5
Less: Sub-Advised Eliminations	(4.3)	(0.9)	1.0	—	(4.2)
Total Managed Assets	$456.8	$(9.2)	$(30.6)	$—	$417.0

			Market
			Appreciation/
	January 1,		Depreciation		Foreign	September 30,
	2010	Net Flows	& Other (1)		Exchange	2010
	(in billions)
Columbia Managed Assets: (2)
Retail Funds	$76.9	$(4.2)	$132.6	(3)	$—	$205.3
Institutional Funds	62.3	(3.1)	72.6	(4)	—	131.8
Alternative Funds	9.9	0.2	—		—	10.1
Less: Eliminations	(0.1)	—	—		—	(0.1)
Total Columbia Managed Assets	149.0	(7.1)	205.2		—	347.1

Threadneedle Managed Assets:
Retail Funds	29.1	0.6	1.9		(0.9)	30.7
Institutional Funds	66.8	(0.4)	5.3		(1.9)	69.8
Alternative Funds	1.9	(0.1)	(0.3)		(0.1)	1.4
Total Threadneedle Managed Assets	97.8	0.1	6.9		(2.9)	101.9
Less: Sub-Advised Eliminations	(3.6)	(0.2)	(0.3)		—	(4.1)
Total Managed Assets	$243.2	$(7.2)	$211.8		$(2.9)	$444.9

(1)    Distributions of Retail Funds are included in market appreciation/depreciation and other.

(2)    Prior to the Columbia Management Acquisition, the domestic managed assets of our Asset Management segment, which are now included in Columbia Managed Assets, were managed by RiverSource Investments.

(3)    Included in Market appreciation/depreciation and other is $118.1 billion due to the Columbia Management Acquisition, including $3 billion of assets that were transferred to RiverSource Sub-advised through the implementation of changes to the Portfolio Navigator program, and an additional $13.1 billion of Portfolio Navigator related assets sub-advised by others.

(4)    Included in Market appreciation/depreciation and other is $68.4 billion due to the Columbia Management Acquisition.

The following table presents the results of operations of our Asset Management segment:

	Nine Months Ended September 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$1,846	$—	$1,846	$1,329	$—	$1,329	$517	39%
Distribution fees	346	—	346	249	—	249	97	39
Net investment income	2	2	—	10	2	8	(8)	NM
Other revenues	5	—	5	7	—	7	(2)	(29)
Total revenues	2,199	2	2,197	1,595	2	1,593	604	38
Banking and deposit interest expense	2	—	2	1	—	1	1	NM
Total net revenues	2,197	2	2,195	1,594	2	1,592	603	38
Expenses
Distribution expenses	776	—	776	507	—	507	269	53
Amortization of deferred acquisition costs	15	—	15	16	—	16	(1)	(6)
General and administrative expense	1,077	74	1,003	893	71	822	181	22
Total expenses	1,868	74	1,794	1,416	71	1,345	449	33
Pretax income	$329	$(72)	$401	$178	$(69)	$247	$154	62%

NM Not Meaningful.

(1)   Adjustments include net realized gains or losses and integration charges.

Our Asset Management segment pretax income increased $151 million, or 85%, to $329 million for the nine months ended September 30, 2011 compared to $178 million for the prior year period. Our Asset Management segment pretax operating income, which excludes net realized gains or losses and integration charges, increased $154 million, or 62%, to $401 million for the nine months ended September 30, 2011 compared to $247 million for the prior year period. Earnings in the 2011 period reflected nine months of Columbia Management earnings compared to five months in the prior year period, which impacted revenues and expenses. Pretax margin was 15.0% for the nine months ended September 30, 2011 compared to 11.2% for the prior year period. Pretax operating margin was 18.3% for the nine months ended September 30, 2011 compared to 15.5% for the prior year period.

Net Revenues

Net revenues increased $603 million, or 38%, to $2.2 billion for the nine months ended September 30, 2011 compared to $1.6 billion for the prior year period. Operating net revenues, which exclude net realized gains or losses, increased $603 million, or 38%, to $2.2 billion for the nine months ended September 30, 2011 compared to $1.6 billion for the prior year period driven by an increase in management and distribution fees.

Management and financial advice fees increased $517 million, or 39%, to $1.8 billion for the nine months ended September 30, 2011 compared to $1.3 billion for the prior year period due to an additional four months of business resulting from the Columbia Management Acquisition, as well as an increase in average assets, partially offset by net outflows.

Distribution fees increased $97 million, or 39%, to $346 million for the nine months ended September 30, 2011 compared to $249 million for the prior year period driven by an additional four months of business resulting from the Columbia Management Acquisition, as well as an increase in average assets, partially offset by net outflows.

Expenses

Total expenses increased $452 million, or 32%, to $1.9 billion for the nine months ended September 30, 2011 compared to $1.4 billion for the prior year period. Operating expenses, which exclude integration charges, increased $449 million, or 33%, to $1.8 billion for the nine months ended September 30, 2011 compared to $1.3 billion for the prior year period due to an increase in distribution expenses and general and administrative expense.

Distribution expenses increased $269 million, or 53%, to $776 million for the nine months ended September 30, 2011 compared to $507 million for the prior year period due to an additional four months of business resulting from the Columbia Management Acquisition, as well as an increase in average assets, partially offset by net outflows.

General and administrative expense increased $184 million, or 21%, to $1.1 billion for the nine months ended September 30, 2011 compared to $893 million for the prior year period. Integration charges increased $3 million to $74 million for the nine months ended September 30, 2011 compared to $71 million in the prior year period. Operating general and administrative expense, which excludes integration charges, increased $181 million, or 22%, to $1.0 billion for the nine months ended September 30, 2011 compared to $822 million for the prior year period reflecting an additional four months of ongoing expenses of Columbia Management, as well as $10 million of Threadneedle project implementation costs, primarily related to a new transfer agency agreement, and higher investment spending compared to the prior year period.

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

The following table presents the results of operations of our Annuities segment:

	Nine Months Ended September 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$468	$—	$468	$396	$—	$396	$72	18%
Distribution fees	236	—	236	211	—	211	25	12
Net investment income	971	(4)	975	986	6	980	(5)	(1)
Premiums	127	—	127	116	—	116	11	9
Other revenues	190	—	190	149	—	149	41	28
Total revenues	1,992	(4)	1,996	1,858	6	1,852	144	8
Banking and deposit interest expense	—	—	—	—	—	—	—	—
Total net revenues	1,992	(4)	1,996	1,858	6	1,852	144	8
Expenses
Distribution expenses	240	—	240	201	—	201	39	19
Interest credited to fixed accounts	526	—	526	574	—	574	(48)	(8)
Benefits, claims, losses and settlement expenses	226	(85)	311	517	(63)	580	(269)	(46)
Amortization of deferred acquisition costs	406	53	353	(105)	45	(150)	503	NM
Interest and debt expense	1	—	1	2	—	2	(1)	(50)
General and administrative expense	160	—	160	152	—	152	8	5
Total expenses	1,559	(32)	1,591	1,341	(18)	1,359	232	17
Pretax income	$433	$28	$405	$517	$24	$493	$(88)	(18)%

NM Not Meaningful.

(1)   Adjustments include net realized gains or losses and the market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization.

Our Annuities segment pretax income decreased $84 million, or 16%, to $433 million for the nine months ended September 30, 2011 compared to $517 million for the prior year period. Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization, decreased $88 million, or 18%, to $405 million for the nine months ended September 30, 2011 compared to $493 million in the prior year period primarily due to the impact of updating valuation assumptions and models and the market impact on DAC and DSIC amortization.

Net Revenues

Net revenues increased $134 million, or 7%, to $2.0 billion for the nine months ended September 30, 2011 compared to $1.9 billion for the prior year period. Operating net revenues, which exclude net realized gains or losses, increased $144 million, or 8%, to $2.0 billion for the nine months ended September 30, 2011 compared to $1.9 billion for the prior year period reflecting higher fee revenue from increased variable annuity separate account balances and higher fees from variable annuity guarantees.

Management and financial advice fees increased $72 million, or 18%, to $468 million for the nine months ended September 30, 2011 compared to $396 million for the prior year period due to higher fees on variable annuities driven by higher separate account balances. Average variable annuities contract accumulation values increased $8.3 billion, or 17%, from the prior year period due to higher average equity market levels, as well as net inflows. Variable annuity net inflows for the nine months ended September 30, 2011 included $1.2 billion of net inflows in the Ameriprise channel, partially offset by net outflows from the closed book of variable annuities sold through third-party channels.

Distribution fees increased $25 million, or 12%, to $236 million for the nine months ended September 30, 2011 compared to $211 million for the prior year period primarily due to higher fees on variable annuities driven by higher average separate account balances.

Net investment income decreased $15 million, or 2%, to $971 million for the nine months ended September 30, 2011 compared to $986 million in the prior year period. Operating net investment income, which excludes net realized gains or losses, decreased $5 million, or 1%, to $975 million for the nine months ended September 30, 2011 compared to $980 million for the prior year period due to a decrease in investment income on fixed maturity securities primarily reflecting lower investments in the general account due to the implementation of changes to the Portfolio Navigator program in the second quarter of 2010 and lower interest sensitive fixed annuity account balances, partially offset by $37 million of additional bond discount amortization investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities in the third quarter of 2011.

Premiums increased $11 million, or 9%, to $127 million for the nine months ended September 30, 2011 compared to $116 million for the prior year period due to higher sales of immediate annuities with life contingencies.

Other revenues increased $41 million, or 28%, to $190 million for the nine months ended September 30, 2011 compared to $149 million for the prior year period due to higher fees from variable annuity guarantees driven by higher in force amounts.

Expenses

Total expenses increased $218 million, or 16%, to $1.6 billion for the nine months ended September 30, 2011 compared to $1.3 billion for the prior year period. Operating expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization, increased $232 million, or 17%, to $1.6 billion for the nine months ended September 30, 2011 compared to $1.4 billion for the prior year period primarily due to the impact of updating valuation assumptions and models and the market impact on DAC and DSIC amortization.

Distribution expenses increased $39 million, or 19%, to $240 million for the nine months ended September 30, 2011 compared to $201 million for the prior year period primarily due to higher variable annuity compensation.

Interest credited to fixed accounts decreased $48 million, or 8%, to $526 million for the nine months ended September 30, 2011 compared to $574 million for the prior year period driven by lower average variable annuities fixed sub-account balances and a lower average crediting rate on interest sensitive fixed annuities, as well as lower average fixed annuity account balances. Average variable annuities fixed sub-account balances decreased $721 million, or 13%, to $4.8 billion for the nine months ended September 30, 2011 compared to the prior year period primarily due to the implementation of changes to the Portfolio Navigator program in the second quarter of 2010. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.7% for the nine months ended September 30, 2011 compared to 3.8% in the prior year period. Average fixed annuities contract accumulation values decreased $270 million, or 2%, to $14.3 billion for the nine months ended September 30, 2011 compared to the prior year period. Fixed annuities remained in net outflows due to low client demand given current interest rates.

Benefits, claims, losses and settlement expenses decreased $291 million, or 56%, to $226 million for the nine months ended September 30, 2011 compared to $517 million for the prior year period. Operating benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges and DSIC amortization, decreased $269 million, or 46%, to $311 million for the nine months ended September 30, 2011 compared to $580 million in the prior year period. Operating benefits, claims, losses and settlement expenses in the 2011 period included a benefit of $40 million from updating valuation assumptions and models compared to an expense of $256 million in the prior year period. Benefits, claims, losses and settlement expenses related to our immediate annuities with life contingencies increased from the prior year period due to an unfavorable change in reserves primarily driven by higher premiums. The market impact to DSIC was an expense of $6 million in the 2011 period compared to nil in the prior year period. Benefits, claims, losses and settlement expenses for the prior year period included a $21 million expense, net of DSIC, as a result of the implementation of changes to the Portfolio Navigator program.

Amortization of DAC increased $511 million to $406 million for the nine months ended September 30, 2011 compared to a benefit of $105 million in the prior year period. Operating amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, increased $503 million to $353 million for the nine months ended September 30, 2011 compared to a benefit of $150 million in the prior year period primarily due to the impact of updating valuation assumptions and models, as well as the market impact on amortization of DAC. Operating amortization of DAC in the 2011 period included an expense of $65 million from updating valuation assumptions and models compared to a benefit of $353 million in the prior year period. The market impact on amortization of DAC was an expense of $33 million in the 2011 period compared to a benefit of $1 million in the prior year period. Amortization of DAC in the prior year period included a benefit of $13 million as a result of the implementation of changes to the Portfolio Navigator program.

Protection

Management believes that operating measures, which exclude net realized gains or losses for our Protection segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Protection segment:

	Nine Months Ended September 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$42	$—	$42	$39	$—	$39	$3	8%
Distribution fees	70	—	70	72	—	72	(2)	(3)
Net investment income	326	3	323	322	2	320	3	1
Premiums	800	—	800	781	—	781	19	2
Other revenues	305	—	305	310	—	310	(5)	(2)
Total revenues	1,543	3	1,540	1,524	2	1,522	18	1
Banking and deposit interest expense	—	—	—	—	—	—	—	—
Total net revenues	1,543	3	1,540	1,524	2	1,522	18	1
Expenses
Distribution expenses	25	—	25	25	—	25	—	—
Interest credited to fixed accounts	106	—	106	112	—	112	(6)	(5)
Benefits, claims, losses and settlement expenses	819	—	819	768	—	768	51	7
Amortization of deferred acquisition costs	151	—	151	132	—	132	19	14
General and administrative expense	181	—	181	167	—	167	14	8
Total expenses	1,282	—	1,282	1,204	—	1,204	78	6
Pretax income	$261	$3	$258	$320	$2	$318	$(60)	(19)%

(1) Adjustments include net realized gains or losses.

Our Protection segment pretax income decreased $59 million, or 18%, to $261 million for the nine months ended September 30, 2011, compared to $320 million for the prior year period. Our Protection segment pretax operating income, which excludes net realized gains or losses, decreased $60 million, or 19%, to $258 million for the nine months ended September 30, 2011, compared to $318 million for the prior year period.

Net Revenues

Net revenues increased $19 million, or 1%, to $1.5 billion for the nine months ended September 30, 2011 compared to $1.5 billion for the prior year period. Operating net revenues, which exclude net realized gains or losses, increased $18 million, or 1%, to $1.5 billion for the nine months ended September 30, 2011 compared to $1.5 billion for the prior year period due to Auto and Home premium growth.

Premiums increased $19 million, or 2%, to $800 million for the nine months ended September 30, 2011 compared to $781 million for the prior year period due to growth in Auto and Home premiums driven by higher volumes. Auto and Home policy counts increased 8% period-over-period.

Expenses

Total expenses increased $78 million, or 6%, to $1.3 billion for the nine months ended September 30, 2011 compared to $1.2 billion for the prior year period primarily due to increases in benefits, claims, losses and settlement expenses and amortization of DAC.

Benefits, claims, losses and settlement expenses increased $51 million, or 7%, to $819 million for the nine months ended September 30, 2011 compared to $768 million for the prior year period. Benefits, claims, losses and settlement expenses in the 2011 period included a benefit of $4 million from updating valuation assumptions and models compared to an expense of $44 million in the prior year period. Benefits, claims, losses and settlement expenses related to our Auto and Home business increased from the prior year period primarily due to $38 million of catastrophe losses from storms in the 2011 period, higher auto liability reserves, and higher elevated reserve levels for future storm claims. In addition, benefits, claims, losses and settlement expenses increased as a result of higher universal life claims and an increase in ongoing reserve levels for universal life products with secondary guarantees compared to the prior year period.

Amortization of DAC increased $19 million, or 14%, to $151 million for the nine months ended September 30, 2011 compared to $132 million for the prior year period. Amortization of DAC in the 2011 period included a benefit of $2 million from updating valuation assumptions and models compared to a benefit of $22 million in the prior year period. Amortization of DAC in the prior year period also included a benefit of $6 million as a result of the implementation of changes to the Portfolio Navigator program. The market impact on amortization of DAC was an expense of $5 million in the 2011 period compared to a benefit of $7 million in the prior year period, which was partially offset by a decrease in DAC amortization as a result of better persistency and lower current period profits due to higher direct claims.

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

The following table presents the results of operations of our Corporate & Other segment:

	Nine Months Ended September 30,
	2011			2010
		Less:			Less:
	GAAP	Adjustments(1)	Operating	GAAP	Adjustments(1)	Operating	Operating Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$—	$—	$—	$—	$—	$—	$—	—
Distribution fees	—	—	—	—	—	—	—	—
Net investment income (loss)	(36)	(16)	(20)	241	255	(14)	(6)	(43)%
Other revenues	89	60	29	139	112	27	2	7
Total revenues	53	44	9	380	367	13	(4)	(31)
Banking and deposit interest expense	—	—	—	3	—	3	(3)	NM
Total net revenues	53	44	9	377	367	10	(1)	(10)
Expenses
Distribution expenses	1	—	1	—	—	—	1	NM
Interest and debt expense	220	148	72	210	130	80	(8)	(10)
General and administrative expense	144	42	102	135	49	86	16	19
Total expenses	365	190	175	345	179	166	9	5
Pretax income (loss)	(312)	(146)	(166)	32	188	(156)	(10)	(6)
Less: Net income (loss) attributable to noncontrolling interests	(151)	(151)	—	189	189	—	—	—
Pretax loss attributable to Ameriprise Financial	$(161)	$5	$(166)	$(157)	$(1)	$(156)	$(10)	(6)%

NM Not Meaningful.

(1)   Includes revenues and expenses of the CIEs; net realized gains or losses; and integration and restructuring charges.

The following table presents the components of the adjustments in the table above:

	Nine Months Ended September 30,
	2011			2010
		Other	Total		Other	Total
	CIEs	Adjustments (1)	Adjustments	CIEs	Adjustments (1)	Adjustments
	(in millions, unaudited)
Revenues
Net investment income (loss)	$(21)	$5	$(16)	$251	$4	$255
Other revenues	60	—	60	112	—	112
Total revenues	39	5	44	363	4	367
Banking and deposit interest expense	—	—	—	—	—	—
Total net revenues	39	5	44	363	4	367
Expenses
Distribution expenses	—	—	—	—	—	—
Interest and debt expense	148	—	148	130	—	130
General and administrative expense	42	—	42	44	5	49
Total expenses	190	—	190	174	5	179
Pretax income (loss)	(151)	5	(146)	189	(1)	188
Less: Net income (loss) attributable to noncontrolling interests	(151)	—	(151)	189	—	189
Pretax income (loss) attributable to Ameriprise Financial	$—	$5	$5	$—	$(1)	$(1)

(1)         Other adjustments include net realized gains or losses and integration and restructuring charges.

Our Corporate & Other segment pretax loss attributable to Ameriprise Financial was $161 million for the nine months ended September 30, 2011 compared to $157 million in the prior year period. Our Corporate & Other segment pretax operating loss excludes net realized gains or losses, integration and restructuring charges and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss was $166 million for the nine months ended September 30, 2011 compared to $156 million in the prior year period.

Net revenues decreased $324 million, or 86%, to $53 million for the nine months ended September 30, 2011 compared to $377 million for the prior year period reflecting the impact of consolidating CIEs. Operating net revenues, which exclude revenues or losses of CIEs and net realized gains or losses, decreased $1 million, or 10%, to $9 million for the nine months ended September 30, 2011 compared to $10 million for the prior year period.

Net investment loss was $36 million for the nine months ended September 30, 2011 compared to income of $241 million for the prior year period. Net investment loss for the nine months ended September 30, 2011 included a $21 million loss for changes in the assets and liabilities of CIEs, primarily debt and underlying syndicated loans, compared to a $251 million gain in the prior year period. Operating net investment loss, which excludes net investment income or loss of the CIEs and net realized gains or losses, was $20 million for the nine months ended September 30, 2011 compared to $14 million for the prior year period.

Other revenues decreased $50 million, or 36%, to $89 million for the nine months ended September 30, 2011 compared to $139 million for the prior year period. Operating other revenues, which exclude revenues or losses of the CIEs, increased $2 million, or 7%, to $29 million for the nine months ended September 30, 2011 compared to $27 million for the prior year period. During the second quarter of 2011, we reclassified from accumulated other comprehensive income into earnings a $27 million gain on an interest rate hedge put in place in anticipation of issuing debt between December 2010 and June 2011. Operating other revenues for the 2010 period included a $25 million benefit from payments related to the Reserve Funds matter.

Total expenses increased $20 million, or 6%, to $365 million for the nine months ended September 30, 2011 compared to $345 million for the prior year period. Operating expenses, which exclude expenses of CIEs and integration and restructuring charges, increased $9 million, or 5%, to $175 million for the nine months ended September 30, 2011 compared to $166 million for the prior year period.

Interest and debt expense increased $10 million, or 5%, to $220 million for the nine months ended September 30, 2011 compared to $210 million for the prior year period. Operating interest and debt expense, which excludes interest expense on CIE debt, decreased $8 million, or 10%, to $72 million for the nine months ended September 30, 2011 compared to $80 million for the prior year period due to lower outstanding debt balances.

General and administrative expense increased $9 million, or 7%, to $144 million for the nine months ended September 30, 2011 compared to $135 million for the prior year period. Operating general and administrative expense, which excludes expenses of the CIEs and integration and restructuring charges, increased $16 million, or 19%, to $102 million for the nine months ended September 30, 2011 compared to $86 million for the prior year period.

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

The guaranteed benefits associated with our variable annuities are guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”). Each of these guaranteed benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

We continue to utilize a hedging program which attempts to match the sensitivity of the assets with the sensitivity of the liabilities. This approach works with the premise that matched sensitivities will produce a highly effective hedging result.  Our comprehensive hedging program focuses mainly on first order sensitivities of assets and liabilities; Equity Market Level (Delta), Interest Rate Level (Rho) and Volatility (Vega). Additionally, various second order sensitivities are managed. We use various index options across the term structure, interest rate swaps and swaptions, total return swaps and futures to manage the risk exposures. The exposures are measured and monitored daily, and adjustments to the hedge portfolio are made as necessary.

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

The following tables present our estimate of the impact on pretax income from these hypothetical market movements as of September 30, 2011:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(167)	$5	$(162)
DAC and DSIC amortization (2) (3)	(149)	—	(149)
Variable annuity riders:
GMDB and GMIB (3)	(51)	—	(51)
GMWB	(135)	212	77
GMAB	(39)	58	19
DAC and DSIC amortization (4)	N/A	N/A	(35)
Total variable annuity riders	(225)	270	10
Equity indexed annuities	1	(1)	—
Stock market certificates	2	(2)	—
Total	$(538)	$272	$(301)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(36)	$—	$(36)
Variable annuity riders:
GMWB	488	(596)	(108)
GMAB	55	(62)	(7)
DAC and DSIC amortization (4)	N/A	N/A	33
Total variable annuity riders	543	(658)	(82)
Fixed annuities, fixed portion of variable annuities and fixed insurance products	23	—	23
Brokerage client cash balances	71	—	71
Flexible savings and other fixed rate savings products	13	—	13
Total	$614	$(658)	$(11)

N/A  Not Applicable.

(1)        Excludes incentive income which is impacted by market and fund performance during the period and cannot be readily estimated.

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

The above results compare to an estimated negative net impact to pretax income of $326 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $11 million related to a 100 basis point increase in interest rates as of December 31, 2010. The changes in sensitivities at September 30, 2011 compared to December 31, 2010 are primarily due to the market turmoil in the third quarter 2011.

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

The following table presents, as of September 30, 2011, our non-agency residential mortgage backed and asset backed securities backed by sub-prime, Alt-A or prime mortgage loans by credit rating and vintage year:

	AAA		AA		A		BBB		BB & Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(in millions)
Sub-prime
2003 & prior	$6	$5	$—	$—	$—	$—	$—	$—	$—	$—	$6	$5
2004	20	19	2	2	5	5	7	4	8	6	42	36
2005	46	44	38	36	12	11	—	—	29	24	125	115
2006	42	41	—	—	—	—	6	6	46	33	94	80
2007	15	14	—	—	—	—	2	2	6	1	23	17
2008	—	—	6	5	—	—	—	—	—	—	6	5
Re-Remic(1)	11	11	—	—	3	3	28	28	—	—	42	42
Total Sub-prime	$140	$134	$46	$43	$20	$19	$43	$40	$89	$64	$338	$300

Alt-A
2003 & prior	$1	$1	$11	$12	$2	$3	$1	$1	$—	$—	$15	$17
2004	—	—	14	13	16	17	59	49	25	20	114	99
2005	—	—	—	—	1	1	9	7	274	192	284	200
2006	—	—	—	—	—	—	—	—	122	84	122	84
2007	—	—	—	—	—	—	—	—	173	102	173	102
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—	—
2010	73	72	—	—	—	—	—	—	—	—	73	72
Re-Remic(1)	206	204	—	—	4	4	—	—	—	—	210	208
Total Alt-A	$280	$277	$25	$25	$23	$25	$69	$57	$594	$398	$991	$782

Prime
2003 & prior	$133	$137	$32	$31	$116	$111	$12	$11	$—	$—	$293	$290
2004	60	59	18	17	25	24	31	28	65	49	199	177
2005	3	3	3	3	28	30	41	43	185	148	260	227
2006	—	—	—	—	15	16	—	—	33	33	48	49
2007	20	21	20	18	—	—	9	9	12	9	61	57
Re-Remic(1)	1,891	1,981	110	119	126	125	—	—	10	18	2,137	2,243
Total Prime	$2,107	$2,201	$183	$188	$310	$306	$93	$91	$305	$257	$2,998	$3,043

Grand Total	$2,527	$2,612	$254	$256	$353	$350	$205	$188	$988	$719	$4,327	$4,125

(1)        Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement has been increased through the Re-Remic process on the securities we own.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2011. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $227 million, net of DAC and DSIC amortization and income taxes, based on September 30, 2011 credit spreads.

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during the nine months ended September 30, 2011. At September 30, 2011, we had $2.7 billion in cash and cash equivalents compared to $2.8 billion at December 31, 2010. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that expires in November 2011. We intend to renew this credit facility. Under the terms of the underlying credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this credit facility and had $2 million of outstanding letters of credit at September 30, 2011.

In March 2010, we issued $750 million of 5.30% senior notes due 2020. A portion of the proceeds was used to retire $340 million of debt that matured in November 2010. On April 30, 2010, we closed on the Columbia Management Acquisition and paid $866 million in the second quarter with cash on hand and assumed liabilities of $30 million. Our subsidiaries, Ameriprise Bank, FSB and RiverSource Life Insurance Company (“RiverSource Life”), are members of the Federal Home Loan Bank (“FHLB”) of Des Moines, which provides these subsidiaries with access to collateralized borrowings. As of September 30, 2011, we had no borrowings from the FHLB. Beginning in 2010, we entered into repurchase agreements to reduce reinvestment risk from higher levels of expected annuity net cash flows. Repurchase agreements allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at September 30, 2011 was $504 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

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

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(in millions)
RiverSource Life(1)(2)	$4,060	$3,813	N/A	$652
RiverSource Life of NY(1)(2)	270	291	N/A	38
IDS Property Casualty(1)(3)	418	411	$146	141
Ameriprise Insurance Company(1)(3)	44	44	2	2
ACC(4)(5)	165	184	152	173
Threadneedle(6)	218	182	170	104
Ameriprise Bank, FSB(7)	395	302	382	294
AFSI(3)(4)	150	119	2	1
Ameriprise Captive Insurance Company(3)	43	38	16	12
Ameriprise Trust Company(3)	44	41	38	40
AEIS(3)(4)	131	115	39	35
Securities America, Inc.(3)(4)	6	2	#	#
RiverSource Distributors, Inc.(3)(4)	23	24	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	30	27	#	#

NA  Not applicable.

#            Amounts are less than $1 million.

(1)    Actual capital is determined on a statutory basis.

(2)    Regulatory capital requirement is based on the statutory risk-based filing.

(3)    Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of September 30, 2011 and December 31, 2010

(4)    Actual capital is determined on an adjusted GAAP basis.

(5)    ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)    Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The actual capital and the regulatory capital requirements at September 30, 2011 represent management’s assessment at June 30, 2011 of the risk based requirements, as specified by FSA regulations and submitted to the FSA in September 2011.

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

During the nine months ended September 30, 2011, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.1 billion (including $750 million from RiverSource Life) and contributed cash to its subsidiaries of $113 million. During the nine months ended September 30, 2010, the parent holding company received cash dividends or a return of capital from its subsidiaries of $792 million (including $500 million from RiverSource Life) and contributed cash to its subsidiaries of $38 million.

Dividends Paid to Shareholders and Share Repurchases

We paid regular quarterly cash dividends to our shareholders totaling $158 million and $138 million for the nine months ended September 30, 2011 and 2010, respectively. On October 24, 2011, our Board of Directors declared a quarterly cash dividend of $0.23 per common share. The dividend will be paid on November 18, 2011 to our shareholders of record at the close of business on November 4, 2011.

On May 11, 2010, we announced that our board of directors authorized an expenditure of up to $1.5 billion for the repurchase of shares of our common stock through the date of our 2012 annual shareholders meeting. On June 15, 2011, we announced that our Board of Directors authorized an additional expenditure of up to $2.0 billion for the repurchase of shares of our common stock through June 28, 2013. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the nine months ended September 30, 2011, we repurchased a total of 22.4 million shares of our common stock at an average price of $53.79 per share. As of September 30, 2011, we had $1.7 billion remaining under our share repurchase authorizations.

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

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011 decreased $374 million to $1.5 billion compared to $1.8 billion for the nine months ended September 30, 2010. Net cash provided by operating activities for the nine months ended September 30, 2011 included a negative impact of $198 million related to CIEs compared to a positive impact of $225 million in the prior year period. In the 2011 period, operating cash increased $449 million due to an increase in net cash collateral held related to derivative instruments compared to an increase of $627 million in the prior year period. Income taxes paid increased $299 million in the 2011 period compared to the prior year period. Net cash provided by operating activities in the 2011 period included an increase in cash generated from higher asset-based fee revenue, partially offset by higher payments for distribution expenses.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.

Net cash used in investing activities was $1.1 billion for the nine months ended September 30, 2011 compared to $1.0 billion for the nine months ended September 30, 2010. Cash used to purchase Available-for-Sale securities decreased $353 million compared to the prior year period and cash proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities decreased $1.3 billion compared to the prior year period. We paid cash of $866 million for the Columbia Management Acquisition in the second quarter of 2010.

Financing Activities

Net cash used in financing activities was $559 million for the nine months ended September 30, 2011 compared to $208 million for the nine months ended September 30, 2010. Net cash outflows related to policyholder and contractholder account values were $34 million for the nine months ended September 30, 2011 compared to $1.0 billion for the prior year period. Net cash outflows related to policyholder and contractholder account values in the prior year period included net transfers to separate accounts of $1.3 billion primarily due to the implementation of changes to the Portfolio Navigator program. Cash outflows related to investment certificates and banking time deposits decreased $381 million due to lower maturities, withdrawals and cash surrenders compared to the prior year period. Cash provided by other banking deposits increased $470 million compared to the prior year period.

Net cash inflows related to changes in repurchase agreements decreased $763 million compared to the prior year period. Cash received due to issuance of debt, net of issuance costs, was $744 million for the nine months ended September 30, 2010. Cash used for the repurchase of common stock increased $844 million for the nine months ended September 30, 2011 compared to the prior year period.

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

•          changes in and adoptions of relevant accounting standards, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or to be implemented in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act;

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

•          experience deviations from the Company’s assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products, or from assumptions regarding market returns assumed in valuing or unlocking DAC and DSIC or market volatility underlying the Company’s valuation and hedging of guaranteed living benefit annuity riders; or from assumptions regarding anticipated claims and losses relating to the Company’s automobile and home insurance products;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in this report is incorporated herein by reference. These disclosures should be read in conjunction with the “Quantitative and Qualitative Disclosures About Market Risk” discussion included as Part II, Item 7A of our Annual Report on Form 10-K for 2010 filed with the SEC on February 28, 2011.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2011.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of 2011:

			(c)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2011
Share repurchase program(1)	1,514,167	$55.15	1,514,167	$2,082,040,842
Employee transactions(2)	53,663	$57.69	N/A	N/A
August 1 to August 31, 2011
Share repurchase program(1)	5,320,506	$43.80	5,320,506	$1,849,000,782
Employee transactions(2)	491	$52.76	N/A	N/A
September 1 to September 30, 2011
Share repurchase program(1)	3,082,961	$42.13	3,082,961	$1,719,119,590
Employee transactions(2)	90,182	$39.99	N/A	N/A
Totals
Share repurchase program	9,917,634	$45.01	9,917,634
Employee transactions	144,336	$46.61	N/A
	10,061,970		9,917,634

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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: November 7, 2011	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date: November 7, 2011	By	/s/ David K. Stewart
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

10.1

Amendment No. 1 to Credit Agreement, dated as of September 9, 2011, among Ameriprise Financial, Inc., the lenders listed therein, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on September 15, 2011).

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

101*

The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010; (ii) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.

E-1