Form 10-K
period 2011-12-31
AMERIPRISE FINANCIAL INC
filed 2012-02-24
CIK 820027

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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
Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

The aggregate market value, as of June 30, 2011, of voting shares held by non-affiliates of the registrant was approximately $13.7 billion.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2012
Common Stock (par value $.01 per share)	221,898,756 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 25, 2012 ("Proxy Statement").

 Ameriprise Financial, Inc.
Form 10-K

Part I.

Item 1. Business.

Overview

Ameriprise Financial, Inc. is a holding company incorporated in Delaware primarily engaged in business through its subsidiaries. Accordingly, references below to "Ameriprise," "Ameriprise Financial," the "Company," "we," "us," and "our" may refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries. Our headquarters is located at 55 Ameriprise Financial Center, Minneapolis, Minnesota 55474. We also maintain executive offices in New York City.

We are a diversified financial services company with $631 billion in assets under management and administration as of December 31, 2011. We serve individual investors' and institutions' financial needs, hold leadership positions in financial planning, wealth management, retirement, asset management, annuities and insurance, and we maintain a strong operating and financial foundation.

Ameriprise is in a strong position to capitalize on significant demographic and market trends, which we believe will continue to drive increased demand for our services. Our emphasis on deep client-advisor relationships has been central to the success of our business model, including through the extreme market conditions of the past few years, and we believe it will help us navigate future market and economic cycles. We continue to strengthen our position as a retail financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by our leadership in financial planning, a client retention percentage rate of 92%, and our status as a top ten ranked firm within core portions of our four main business segments, including the size of our U.S. advisor force, and assets in long-term U.S. mutual funds, variable annuities and variable universal life insurance.

We go to market in two primary ways:

•
Wealth Management and Retirement; and

•
Asset Management.

With respect to our wealth management and retirement capabilities, we offer financial planning, products and services designed to be used as solutions for our clients' cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. Our model for delivering product solutions is built on long-term, personal relationships between our clients and our financial advisors and registered representatives ("affiliated advisors"). Our focus on personal relationships, together with our discipline in financial planning and strengths in product development and advice, allow us to address the evolving financial and retirement-related needs of our clients, including our primary target market segment, the mass affluent and affluent, which we define as households with investable assets of more than $100,000. The financial product solutions we offer through our affiliated advisors include both our own products and services and the products of other companies. Our affiliated advisor network is the primary channel through which we offer our life insurance and annuity products and services, as well as a range of banking and protection products.

Our affiliated advisors are focused on using a financial planning and advisory process designed to provide comprehensive advice that focuses on all aspects of our clients' finances. This approach allows us to recommend actions and a broad range of product solutions, including investment, annuity, insurance, banking and other financial products that can help clients attain a return or form of protection over time while accepting what they determine to be an appropriate range and level of risk. We believe our focus on meeting clients' needs through personal financial planning results in more satisfied clients with deeper, longer lasting relationships with our company and higher retention of our affiliated advisors.

As of December 31, 2011, we had a network of more than 9,700 affiliated advisors. We offer our affiliated advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in delivering advice and product solutions to clients. We believe our comprehensive and client-focused approach not only improves the products and services we provide to their clients, but also allows us to reinvest in enhanced services for clients and increase support for financial advisors.

With respect to asset management, we have an increasingly global presence. We have two asset management platforms: Columbia Management in the U.S. and Threadneedle overseas. We serve individual, institutional and high-net worth investors. We offer a broad spectrum of equity, fixed income and alternative products that we primarily distribute through third-parties as well as through our own affiliated advisor channel. We are expanding beyond our traditional strengths in the U.S. and U.K. to gather assets in Continental Europe, Asia, Australia and the Middle East. We believe we are well positioned to continue to strengthen our offerings to existing and new clients and deliver profitable long-term growth to our shareholders.

The financial results from the businesses underlying our go to market approach are reflected in our five operating segments:

•
Advice & Wealth Management;

•
Asset Management;

•
Annuities;

•
Protection; and

•
Corporate & Other.

Financial markets and macroeconomic conditions have had and will continue to have a significant impact on the operating results of each of our segments. In 2011, persistent economic headwinds and geo-political crises increased volatility and weighed on the performance of financial markets. The S&P 500 Index ended the year virtually unchanged, while many international equity markets experienced sharp declines and interest rates remained exceptionally low. In addition to struggles in the economy and financial markets, the business and regulatory environment in which we operate remains subject to uncertainty and change, and we expect this challenging climate to continue. To succeed, we expect to continue focusing on each of our key strategic objectives. The success of these and other strategies may be affected by the factors discussed below in Item 1A of this Annual Report on Form 10-K — "Risk Factors", and other factors as discussed herein.

In 2011, we generated $10.2 billion in total net revenues. Net income from continuing operations attributable to Ameriprise Financial for 2011 was $1.1 billion. Return on equity, excluding accumulated other comprehensive income ("AOCI"), was 11.5 percent.

As a diversified financial services firm, we believe our ability to gather assets across the enterprise is best measured by our assets under management and administration metric. At December 31, 2011, we had $631.3 billion in assets under management and administration worldwide compared to $647.5 billion as of December 31, 2010, as follows:

	As of December 31,
	2011	2010

	(in billions)
Managed	$527.6	$541.9
Administered	103.7	105.6

Total	$631.3	$647.5

For a more detailed discussion of assets under management and administration see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.

Our Principal Brands

We use three principal brands for our businesses in the United States: Ameriprise Financial, Columbia Management and RiverSource. We use our Threadneedle brand for our international asset manager's products. We believe that using distinct brands for the products and services of our various businesses allows us to differentiate them in the marketplace.

We use Ameriprise Financial as our holding company brand, as well as the name of our affiliated advisor network and certain of our retail products and services. The retail products and services that use the Ameriprise Financial® brand include those that we provide through our affiliated advisors (e.g., financial planning, investment advisory accounts, retail brokerage services and banking products) and products and services that we market directly to consumers (e.g., personal auto and home insurance).

We use Columbia Management as the primary brand for our U.S. asset management products and services. Following the completion of the acquisition of the long-term asset management business of the Columbia Management Group from Bank of America in April 2010, we combined RiverSource Investments, our legacy U.S. asset management business, with Columbia Management, under the Columbia Management® brand. Our U.S. asset management products, including retail and institutional asset management products, primarily use the Columbia Management name.

We use our RiverSource® brand for our annuities products and for the protection products issued by the RiverSource Life companies, including our life and disability income insurance products.

History and Development

Our company has a more than 117 year history of providing financial solutions designed to help clients achieve their financial objectives. Our earliest predecessor company, Investors Syndicate, was founded in 1894 to provide face-amount certificates to consumers with a need for conservative investments. By 1937, Investors Syndicate had expanded its product offerings through Federal Housing Authority mortgages, and later, mutual funds, by establishing Investors Mutual, one of the pioneers in the mutual fund industry. In 1949, Investors Syndicate was renamed Investors Diversified Services, Inc., or IDS. In 1957, IDS added life insurance products, and later, annuity products, through IDS Life Insurance Company (now known as "RiverSource Life Insurance Company"). In 1972, IDS began to expand its network by delivering investment products directly to clients of unaffiliated financial institutions. IDS also introduced its comprehensive financial planning processes to clients, integrating the identification of client needs with the products and services to address those needs in the 1970s, and it introduced fee-based planning in the 1980s.

In 1979, IDS became a wholly owned subsidiary of Alleghany Corporation pursuant to a merger. In 1983, our company was formed as a Delaware corporation in connection with American Express' 1984 acquisition of IDS Financial Services from Alleghany Corporation. We changed our name to "American Express Financial Corporation" ("AEFC") and began marketing our products and services under the American Express brand in 1994. To provide retail clients with a more comprehensive set of products and services, we significantly expanded our offering of the mutual funds of other companies in the late 1990s. In 2003, we acquired the business of Threadneedle Asset Management Holdings.

On September 30, 2005, American Express consummated a distribution of the shares of AEFC to American Express shareholders, at which time we became an independent, publicly traded company and changed our name to "Ameriprise Financial, Inc." In 2008, we completed the acquisitions of H&R Block Financial Advisors, Inc., Brecek & Young Advisors, Inc. and J. & W. Seligman & Co. Incorporated ("Seligman"), which further expanded our retail advisor network and our asset management capabilities. Also in 2008, we initiated the disposition of our institutional trust and custody business and completed that restructuring in early 2009. In 2010, we completed the acquisition of the long-term asset management business of Columbia Management from Bank of America. This acquisition, the integration of which is expected to be completed in 2012, has enhanced the scale and performance of our retail mutual fund and institutional asset management businesses.

In 2011, we completed the sale of Securities America Financial Corporation and its subsidiaries ("Securities America") to Ladenburg Thalmann Financial Services, Inc. Securities America had provided a platform for the affiliation of independent advisors and registered representatives to conduct business without utilizing the Ameriprise® brand. The sale allows us to focus our efforts on servicing and developing our branded advisor network.

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

Columbia Management Investment Advisers, LLC ("CMIA") serves as investment adviser for the majority of funds in the Columbia Management family of mutual funds ("Columbia Management funds") and to institutional accounts. Its results of operations are included in our Asset Management and Corporate & Other segments.

J. & W. Seligman & Co., Incorporated is a holding company for Columbia Management Investment Distributors, Inc. and certain other subsidiaries within our Asset Management segment. Seligman's results of operations are included in our Asset Management segment.

Columbia Management Investment Distributors, Inc. is a broker-dealer subsidiary that serves as the principal underwriter and distributor for Columbia Management funds. Its results of operations are included in our Asset Management segment.

Columbia Management Investment Services Corp. is a transfer agent that processes client transactions for Columbia Management funds and Ameriprise face-amount certificates. Its results of operations are included in our Asset Management and Advice & Wealth Management segments.

AMPF Holding Corporation is a holding company for certain of our retail brokerage and advisory subsidiaries, including AFSI (defined below) and AEIS (defined below). AMPF Holding Corporation's results of operations are included in our Advice & Wealth Management segment.

American Enterprise Investment Services Inc. ("AEIS") is our registered clearing broker-dealer subsidiary. Brokerage transactions for accounts introduced by AFSI are executed, cleared and settled through AEIS. Its results of operations are included in our Advice & Wealth Management segment.

Ameriprise Financial Services, Inc. ("AFSI"), a registered broker-dealer and registered investment adviser, is our primary financial planning and retail distribution subsidiary. Its results of operations are included in our Advice & Wealth Management segment.

RiverSource Distributors, Inc. ("RiverSource Distributors") is a broker-dealer subsidiary that serves as the principal underwriter and/or distributor for our RiverSource annuities and insurance products sold through AFSI as well as through third-party channels. Its results of operations are included in our Annuities and Protection segments.

RiverSource Life Insurance Company ("RiverSource Life") conducts its insurance and annuity business in states other than New York. Its results of operations for our annuities business are included primarily in the Annuities segment, and its results of operations with respect to our life and health insurance products it manufactures are reflected primarily in the Protection segment. Investment income on excess capital is reported in the Corporate & Other segment.

RiverSource Life Insurance Co. of New York ("RiverSource Life of NY") conducts its insurance and annuity business in the State of New York. Its results of operations for our annuities business are included primarily in the Annuities segment, and its results of operations with respect to our life and health insurance products it manufactures are reflected primarily in the Protection segment. Investment income on excess capital is reported in the Corporate & Other segment. RiverSource Life of NY is a wholly owned subsidiary of RiverSource Life. We refer to RiverSource Life and RiverSource Life of NY as the "RiverSource Life companies."

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

Our Segments — Advice & Wealth Management

Our Advice & Wealth Management segment provides financial planning and advice, as well as full-service brokerage and banking services, primarily to retail clients through our affiliated advisors. Our affiliated advisors have access to a diversified selection of both affiliated and non-affiliated products to help clients meet their financial needs. A significant portion of revenues in this segment is fee-based, driven by the level of client assets, which is impacted by both market movements and net asset flows. We also earn net investment income on owned assets primarily from certificate and banking products. This segment earns revenues (distribution fees) for providing non-affiliated products and earns intersegment revenues (distribution fees) for providing our affiliated products and services to our retail clients. Intersegment expenses for this segment include expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results. In 2011, 28% of our revenues from external clients were attributable to our Advice & Wealth Management business.

Our Financial Advisor Platform

We provide clients financial planning, advice and brokerage services through our nationwide network of more than 9,700 affiliated advisors, of which more than 2,200 are employees of our company and more than 7,500 are independent franchisees or employees or contractors of franchisees. With the sale of Securities America, we no longer offer a platform for unbranded financial advisors.

Advisors can choose to affiliate with our company in two different ways. Each affiliation offers different levels of support and compensation, with the amount of compensation we pay to each advisor determined by the type of service or product provided, the type of advisor affiliation and other criteria. The affiliation options are:

    •
    Employee Advisors. Under this affiliation, a financial advisor is an employee of our company. We pay compensation competitive with other employee advisor models and provide a high level of support, including local office space and staff support in exchange for a payout rate lower than that of our franchisee advisors. Employee advisors are also employed in the Ameriprise Advisor Center ("AAC"), a dedicated center for remote-based sales and service to Ameriprise retail customers. Advisors in the AAC serve retail customers who do not have access to a local advisor or who prefer a remote relationship with a financial advisor.

    •
    Franchisee Advisors. Under this affiliation, a financial advisor is an independent contractor franchisee who affiliates with our company and has the right to use the Ameriprise brand. We pay our franchisee advisors a higher payout rate than our employee advisors as they are responsible for paying their own overhead, staff compensation and other business expenses. In addition, our franchisee advisors pay a franchise association fee and other fees in exchange for the support we offer and the right to utilize our brand name. The support we offer to our franchisee advisors includes generalist and specialist leadership support, technology platforms and tools, training and marketing programs.

During 2011, we took a number of steps to enhance the public awareness of the Ameriprise brand and the performance of our affiliated advisors. In September, we introduced a new advertising campaign that builds on our MORE WITHIN REACH® brand platform and highlights the Company's rich history, financial strength and commitment to clients. We continued to invest in and implement the conversion to an enhanced brokerage platform designed to be the core technology tool our affiliated advisors use to service clients. The enhanced technology platform integrates with other advisor resources to help advisors run a more efficient practice, increase productivity and offer clients additional products and services. We expect to have all advisors on this technology platform by the end of 2012. We also continued to recruit experienced financial advisors from other firms and to affiliate such advisors within our affiliated advisor platform. Over the past three years, more than 1,100 experienced financial advisors have joined Ameriprise.

Our strong financial advisor retention rate speaks to the value proposition we offer advisors. As of December 31, 2011, over 55% of our affiliated advisors had been with us for more than 10 years, with an average tenure of nearly 18 years. Among affiliated advisors who have been with us for more than 10 years, we have a retention rate of over 97%. We believe this success is driven by the affiliation choices we offer affiliated advisors, together with our competitive payout arrangements and the broad support that helps them build their practices.

Our affiliated advisors can offer clients a diversified set of cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer products and services, as well as a selection of products from other companies, as described below.

Brokerage and Investment Advisory Services

Individual and Family Financial Services

The personalized financial planning approach of our affiliated advisors focuses on all aspects of our clients' finances. After understanding our clients' needs, our advisors seek to identify solutions to address those needs across four cornerstones:

cash and liabilities, investments, protection and taxes. We believe this approach helps our clients build a solid financial foundation, persevere through difficult economies and challenging markets, and ultimately achieve their financial goals. We offer a broad array of products and services in each of these categories, including those carrying the Ameriprise Financial, Columbia or RiverSource name, as well as solutions offered by unaffiliated firms.

Our affiliated advisors deliver financial solutions to our advisory clients by building long-term personal relationships through financial planning that is responsive to clients' evolving needs. We utilize the Certified Financial Planner Board of Standards, Inc.'s defined financial planning process of Engage, Gather, Analyze, Recommend, Implement and Monitor. This process involves gathering relevant financial information, setting life goals, examining clients' current financial status and determining a strategy or plan for helping clients meet their goals given their current situation and future plans. Once we identify a financial planning client's objectives, we then recommend a solution set consisting of actions — such as paying down debt, increasing savings and investment, protecting income and assets, creating a will, and including tax qualified formats in the client's allocation of savings and investment — as well as offer products to address these objectives with clients accepting what they determine to be an appropriate range and level of risk. Our financial planning relationships with our clients are characterized by an ability to thoroughly understand their specific needs, which enables us to help them meet those needs, achieve high overall client satisfaction, hold more products in their accounts and increase our assets under management.

Our financial planning clients pay a fee for the receipt of financial planning services. This fee is based on the complexity of a client's financial and life situation and his or her advisor's experience. The fee for financial planning services is not based on or related to actual investment performance; however, our clients may elect to pay a consolidated, asset-based advisory fee for financial planning and managed account services. If clients elect to implement their financial plan with our company, we and our affiliated advisors generally receive a sales commission and/or sales load and other revenues for the products that they purchase from us. These commissions, sales loads and other revenues are separate from, and in addition to, the financial planning fees we and our affiliated advisors may receive.

Brokerage and Other Products and Services

We offer our retail and institutional clients a variety of brokerage and other investment products and services.

Our Ameriprise ONE® Financial Account is a single integrated financial management account that combines a client's investment, banking and lending relationships. The Ameriprise ONE Financial Account enables clients to access a single cash account to fund a variety of financial transactions, including investments in mutual funds, individual securities, cash products and margin lending. Additional features include unlimited check writing with overdraft protection, a MasterCard® debit card, online bill payments, ATM access and a savings account.

We provide securities execution and clearing services for our retail and institutional clients through our registered broker-dealer subsidiaries. Clients can use our online brokerage service to purchase and sell securities, obtain independent research and information about a wide variety of securities, and use self-directed asset allocation and other financial planning tools. We also offer shares in public non-exchange traded Real Estate Investment Trusts, structured notes, and other alternative investments issued by unaffiliated companies.

Through Ameriprise Achiever Circle, we offer benefits and rewards to clients who have $100,000 or more invested with us. Clients who have $500,000 or more invested with us are eligible for Ameriprise Achiever Circle Elite, which includes additional benefits. To qualify for and maintain Achiever Circle or Achiever Circle Elite status, clients must meet certain eligibility and maintenance requirements. Special benefits of the program may include fee reductions or waivers on Ameriprise IRAs and the Ameriprise ONE Financial Accounts, fee-waived Ameriprise Financial MasterCard®, fee or interest rate benefits on an Ameriprise® Savings or Advantage Savings Accounts, and fee or rate benefits on home equity lines of credit with Ameriprise Bank.

Fee-based Investment Advisory Accounts

In addition to purchases of affiliated and non-affiliated mutual funds and other securities on a stand-alone basis, clients may purchase mutual funds, among other securities, in connection with investment advisory fee-based "wrap account" programs or services. We currently offer both discretionary and non-discretionary investment advisory wrap accounts. In a discretionary wrap account, we (or an unaffiliated investment advisor) choose the underlying investments in the portfolio on behalf of the client, whereas in a non-discretionary wrap account, clients choose the underlying investments in the portfolio based on their financial advisor's recommendation. Investors in discretionary and non-discretionary wrap accounts generally pay a fee (for investment advice and other services) based on the assets held in that account as well as any related fees or costs included in the underlying securities held in that account (e.g., underlying mutual fund operating expenses, investment advisory or related fees, Rule 12b-1 fees, etc.). A significant portion of our affiliated mutual fund sales are made through wrap accounts. Client assets held in affiliated mutual funds in a wrap account generally produce higher revenues to us than client assets held in affiliated mutual funds on a stand-alone basis because, as noted above, we receive an investment advisory fee based on the asset values of the assets held in a wrap account in addition to revenues we normally receive for investment management of the funds included in the account.

We offer several types of investment advisory accounts. We sponsor Ameriprise Strategic Portfolio Service Advantage, a non-discretionary wrap account service, as well as SPS — Advisor, a discretionary wrap account service. We also sponsor Ameriprise Separate Accounts (a separately managed account ("SMA") program), which is a discretionary wrap account service through which clients invest in strategies managed by us or by affiliated and non-affiliated investment managers. We offer a similar program on an accommodation basis where clients transfer assets to us and do not maintain an investment management relationship with the manager of those assets. We also sponsor Active Portfolios® investments, a discretionary mutual fund wrap account service that offers six strategic target allocations based on different risk profiles and tax sensitivities. Active Portfolios investments includes: Active Accumulation Portfolios® investments, Active Income Portfolios® investments, Active Diversified Funds Portfolios, Active Diversified Alternatives Portfolios, Active Diversified Yield Portfolios and Active Opportunity ETF Portfolios® investments. Additionally, we offer discretionary wrap account services through which clients may invest in SMAs, mutual funds and exchange traded funds.

Mutual Fund Offerings

In addition to the Columbia Management family of mutual funds (discussed below in "Our Segments — Asset Management — Columbia Management — Mutual Funds"), we offer mutual funds from more than 250 mutual fund families on our brokerage platform and as part of our wrap accounts to provide our clients a broad choice of investment products. In 2011, retail sales of other companies' mutual funds accounted for the majority of our total retail mutual fund sales. Client assets held in mutual funds of other companies on a stand-alone basis generally produce lower total revenues than client assets held in our own mutual funds, as our Asset Management segment does not earn ongoing investment management fees for assets held in the funds of other companies.

Mutual fund families of other companies generally pay us a portion of the revenue generated from the sales of those funds and from the ongoing management of fund assets attributable to our clients' ownership of shares of those funds. These payments enable us to make the mutual fund families of other companies generally available through our affiliated advisors and through our online brokerage platform. We also receive administrative services fees from most mutual funds sold through our affiliated advisor network.

Insurance and Annuities

We offer insurance and annuities issued by the RiverSource Life companies (discussed below in "Business — Our Segments — Annuities" and in "Business — Our Segments — Protection"). The RiverSource insurance solutions available to our retail clients include variable and fixed universal life insurance, traditional life insurance and disability income insurance. RiverSource annuities include fixed annuities, as well as variable annuities that allow our clients to choose from a number of underlying investment options and to purchase certain guaranteed benefit riders. In addition to RiverSource insurance and annuity products, our affiliated advisors offer products of unaffiliated carriers on a limited basis, including variable annuities and long term care insurance products issued by a select number of unaffiliated insurance companies.

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

Banking Products

We provide consumer lending and Federal Deposit Insurance Corporation ("FDIC") insured deposit products to our retail clients through our banking subsidiary, Ameriprise Bank. Our consumer lending products include first mortgages, home equity loans, home equity lines of credit, and investment secured loans. We also offer credit card products, including the Ameriprise World Elite MasterCard, World MasterCard and Platinum MasterCard. The majority of bank deposits are brokered deposits from affiliated broker-dealers or they are in the Ameriprise Personal Savings Account, which we offer in connection with the Ameriprise ONE Financial Account described above in "Brokerage and Investment Advisory Services — Brokerage and Other Products and Services." We also offer checking, savings and money market accounts and certificates of deposit. We believe these products play a key role in our Advice & Wealth Management business by offering our clients an FDIC-insured alternative to other cash products. These products also provide pricing flexibility generally not available through money market funds.

To manage our exposure to residential real estate, we sell the majority of our originated first mortgage products to third parties shortly after origination. All other lending products are originated and held on the balance sheet of Ameriprise Bank, with the exception of investment secured loans, which are held on the balance sheet of Ameriprise Financial. As of December 31, 2011, there were $1.15 billion in home loans/equity line of credit balances, $11 million in investment secured loan balances and $234 million in unsecured balances, net of premiums and discounts, and capitalized lender paid origination fees.

Ameriprise Bank's strategy and operations are focused on serving affiliated advisor clients. We provide our banking products primarily through affiliated advisors. We believe that the availability of these products supports our financial advisors in their ability to meet the cash and liquidity needs of our clients. We also serve advisor clients through the Personal Trust Services division of Ameriprise Bank. Personal Trust Services provides personal trust, custodial, agency and investment management services to help meet estate and wealth transfer needs of individual and corporate clients of our affiliated advisors. Personal Trust Services also uses some of our investment products in connection with its services. Ameriprise Bank generally receives an asset-based fee for investment advice and other services based on assets managed, as well as related fees and costs.

Face-Amount Certificates

We currently issue four types of face-amount certificates through Ameriprise Certificate Company, a wholly owned subsidiary of Ameriprise Financial that is registered as an investment company under the Investment Company Act of 1940 ("Investment Company Act"). Owners of our certificates invest funds and are entitled to receive at maturity or at the end of a stated term, a determinable amount of money equal to their aggregate investments in the certificate plus interest at rates we determine, less any withdrawals and early withdrawal penalties. For two types of certificate products, the rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at our discretion for prospective terms.

At December 31, 2011, we had $2.8 billion in total certificate reserves underlying our certificate products. Our earnings are based upon the difference, or "spread," between the interest rates credited to certificate holders and the interest earned on the certificate assets invested. A portion of these earnings is used to compensate the various affiliated entities that provide management, administrative and other services to our company for these products. The certificates compete with investments offered by banks (including Ameriprise Bank), savings and loan associations, credit unions, mutual funds, insurance companies and similar financial institutions. In times of weak performance in the equity markets, certificate sales are generally stronger. In 2011, affiliated advisors' cash sales of our certificates were $729 million.

Business Alliances

We provide workplace financial planning and 403(b) educational programs to employees of major corporations, small businesses and school district employees through our Business Alliances group. Our Business Alliances group helps employees of client companies plan for and achieve their long-term financial objectives. It offers financial planning as an employee benefit supported by educational materials, tools and programs. In addition, we provide training and support to financial advisors working on-site at company locations to present educational seminars, conduct one-on-one meetings and participate in client educational events. We also provide financial advice service offerings, such as financial planning and executive financial services, tailored to discrete employee segments.

Strategic Alliances and Other Marketing Arrangements

We use strategic marketing alliances, local marketing programs for our affiliated advisors, and on-site workshops through our Business Alliances group to generate new clients for our financial planning and other financial services. An important aspect of our strategy is to leverage the client relationships of our other businesses by working with companies to create alliances that help us generate new financial services clients. For example, AFSI currently has a strategic alliance with H&R Block, Inc. designed to build relationships between our affiliated advisors and the tax professionals of H&R Block, Inc. and to leverage those relationships to better serve both AFSI and H&R Block, Inc. clients through referrals. Our alliance arrangements are generally for a limited duration of one to five years with an option to renew. Additionally, these types of marketing arrangements typically provide that either party may terminate the agreements on short notice, usually within sixty days. We compensate our alliance partners for providing opportunities to market to their clients.

In addition to our alliance arrangements, we have developed a number of local marketing programs for our affiliated advisors to use in building their client bases. These include pre-approved seminars, seminar and event training and referral tools and training designed to encourage both prospective and existing clients to refer or bring their friends to an event.

Ameriprise India

In early 2012, we began offering retail financial planning and distribution services in India through our subsidiary, Ameriprise India Private Limited ("Ameriprise India"). We have also established an insurance brokerage entity in India that is licensed to deal in insurance products by India's Insurance Regulatory and Development Authority ("IRDA"). We have established offices in Delhi, Mumbai and Gurgaon, and we plan to expand our reach to other Indian metro areas in the future.

As with our U.S. financial planning business, Ameriprise India provides holistic financial planning services through its trained advisor force. Fees are received for delivering financial plans; however, Ameriprise India does not currently sell affiliated investment or insurance products. If clients elect to implement their financial plan, our advisors refer them to third-party product manufacturers to purchase recommended investment and/or insurance products. We generally receive a commission from such third-party product manufacturers for making these referrals.

Our Segments — Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients. We provide our products and services on a global scale through two complementary asset management businesses: Columbia Management and Threadneedle. Columbia Management primarily provides U.S. domestic products and services, and Threadneedle primarily provides international investment products and services. We provide clients with U.S. domestic retail products through unaffiliated third-party financial institutions and through our Advice & Wealth Management segment, and we provide institutional products and services through our institutional sales force. International retail products are primarily provided through third-party financial institutions. Retail products include mutual funds and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, collateralized loan obligations, hedge funds, collective funds and property funds. In addition to the products and services provided to third-party clients, management teams serving our Asset Management segment provide all intercompany asset management services for Ameriprise Financial subsidiaries. The fees for such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management, Annuities and Protection segments. All intersegment activity is eliminated in our consolidated results. In 2011, 27% of our total revenues from external clients were attributable to our Asset Management business.

We have continued to invest in the growth of our Asset Management segment, as we believe such investment affords attractive opportunities for growth and the achievement of our performance objectives. In May 2011, we completed the acquisition of Grail Advisors, LLC ("Grail"), which provides CMIA the capability of offering actively managed exchange-traded funds. In April 2010, we completed the acquisition of the long-term asset management business of the Columbia Management Group from Bank of America. The acquisition significantly enhanced the capabilities of the Asset Management segment by increasing its scale, broadening its retail and institutional distribution capabilities and strengthening and diversifying its lineup of retail and institutional products. The integration of the Columbia Management business, which is expected to be completed in 2012, has involved organizational changes to our portfolio management and analytical teams, changes to our operational, compliance, sales and marketing support staffs and the streamlining of our U.S. domestic product offerings. Prior to the Columbia Management acquisition, in November 2008, we acquired the Seligman companies. The business of the Seligman companies involved the management of open- and closed-end investment funds, hedge funds and institutional portfolios. We believe the Columbia Management, Seligman and Grail acquisitions will help us achieve our goal of delivering consistent, strong investment performance through a variety of products and platforms by enhancing our investment management leadership, talent, technology infrastructure, manufacturing and distribution capabilities.

Revenues in the Asset Management segment are primarily earned as fees based on managed asset balances, which are impacted by both market movements and net asset flows. We may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. At December 31, 2011, our Asset Management segment had $436 billion in managed assets worldwide. Managed assets include managed external client assets and managed owned assets. Managed external client assets include client assets for which we provide investment management services, such as the assets of the Columbia Management and Threadneedle® families of mutual funds and the assets of institutional clients. Managed external client assets include assets managed by sub-advisers we select. These external client assets are not reported on our Consolidated Balance Sheets. Managed owned assets include certain assets on our Consolidated Balance Sheets (such as the assets of the general account and the variable product funds held in the separate accounts of our life insurance subsidiaries) for which the Asset Management segment provides management services and recognizes management fees. For additional details regarding our assets under management and administration, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.

Columbia Management

The investment management activities of Columbia Management are conducted primarily through investment management teams located throughout the United States. Each investment management team may focus on particular investment strategies, asset types, products and on services offered and distribution channels utilized. These teams manage the majority of assets in our Columbia Management family of mutual funds, as well as the assets we manage for institutional clients in separately managed accounts, collective funds, hedge funds, the general and separate accounts of the

RiverSource Life companies, the assets of IDS Property Casualty and Ameriprise Certificate Company and the investment portfolio of Ameriprise Bank. These investment management teams also manage assets under sub-advisory arrangements.

We believe that delivering consistent, strong investment performance will positively impact our assets under management by increasing the competitiveness and attractiveness of many of our investment products. To achieve such performance, our investment teams are using a "5P" process that focuses on the five factors we believe are most significant for delivering results to clients: product definition, investment philosophy, people, investment process and performance expectation. These factors are continuously monitored and provide a framework around which portfolio managers can better define their objectives and the processes through which they plan to achieve them.

Each investment management team focuses on particular investment strategies and product sets. Our U.S. investment management teams are located in multiple locations, including Boston, Charlotte, Chicago, Los Angeles, Minneapolis, New York, Menlo Park and Portland. We have implemented a multi-platform approach to equity asset management using individual investment management teams with a combination of dedicated centralized analytical and equity trading resources. The portfolios we manage focus on varying sizes and categories of domestic and global equity securities. Our U.S. fixed income teams are organized by sectors, including investment grade, high yield, municipal, global and structured. This sector-based approach creates focused and accountable teams organized by expertise. Portfolio performance is measured to align client and corporate interests, and asset managers are incented to collaborate, employ best practices and execute in response to changing market and investment conditions consistent with established portfolio management principles.

In an effort to address changing market conditions and the evolving needs of investors, we may from time to time develop and offer new retail and institutional investment products with new and/or innovative investment strategies, including mutual funds, exchange-traded funds, separately managed accounts and collective funds. We may also provide seed money to our investment management teams to develop new products for our institutional clients.

Mutual Funds

We provide investment advisory, distribution and other services to the Columbia Management family of mutual funds. The Columbia Management family of funds includes retail mutual funds (both open- and closed-end funds) and variable product funds. Retail mutual funds are available through unaffiliated third-party financial institutions, the Ameriprise financial advisor network and as part of Ameriprise institutional 401(k) plans. Variable product funds are available as underlying investment options in variable annuity and variable life insurance products, including RiverSource products. The Columbia Management family of funds includes domestic and international equity funds, fixed income funds, cash management funds, balanced funds, specialty funds, absolute return funds and asset allocation funds, including fund-of-funds, with a variety of investment objectives. The consolidation of our legacy asset management business under the Columbia Management brand involved numerous fund mergers, which we completed during 2011. As the Columbia Management family of funds continues to evolve it is likely that additional fund mergers, as well as fund launches, will occur.

At December 31, 2011, our U.S. retail mutual funds had total managed assets of $148.9 billion in 141 funds. The variable insurance trust funds ("VIT Funds") that we manage had total managed assets at December 31, 2011 of $55.9 billion in 64 funds.

CMIA serves as investment manager for most of our U.S. mutual funds. Columbia Wanger Asset Management, LLC ("Columbia Wanger"), a subsidiary of CMIA, also serves as investment manager for certain funds. In addition, several of our subsidiaries perform ancillary services for the funds, including distribution, accounting, administrative and transfer agency services. CMIA and Columbia Wanger perform investment management services pursuant to contracts with the mutual funds that are subject to renewal by the mutual fund boards within two years after initial implementation, and thereafter, on an annual basis.

We earn management fees for managing the assets of the Columbia Management family of mutual funds based on the underlying asset values. We also earn fees by providing ancillary services to the Columbia Management family of mutual funds. Historically, certain Columbia Management equity and balanced funds included a performance incentive adjustment that changed the management fees, upward or downward, based on the fund's performance as measured against a designated index of peers. In 2011, in connection with various initiatives to achieve consistent fee structures across all Columbia Management funds, the boards and shareholders of such funds approved a modified fee structure that discontinued such performance incentive adjustments. Prior to such discontinuance, 2011 revenues were adjusted upward by approximately $5.5 million due to performance adjustments.

The Columbia Management family of funds also uses sub-advisers to diversify and enhance investment management expertise. Since the end of 2003, Threadneedle personnel have provided investment management services to Columbia Management global and international equity funds. In addition to Threadneedle, unaffiliated sub-advisers provide investment management services to certain Columbia Management funds.

Separately Managed Accounts

We provide investment management services to pension, profit-sharing, employee savings and endowment funds, accounts of large- and medium-sized businesses and governmental clients, as well as the accounts of high-net-worth individuals and smaller institutional clients, including tax-exempt and not-for-profit organizations. Our services include investment of funds on a discretionary or non-discretionary basis and related services including trading, cash management and reporting. We offer various fixed income and equity investment strategies for our institutional clients with separately managed accounts. Through an arrangement with Threadneedle, we offer certain international and U.S. equity strategies to U.S. clients. We also offer U.S. equity and a variety of fixed income strategies to non-U.S. clients.

For our investment management services, we generally receive fees based on the market value of managed assets pursuant to contracts the client can terminate on short notice. Clients may also pay us fees based on the performance of their portfolio. At December 31, 2011, we managed a total of $32.2 billion in assets under this range of services.

Management of Institutional Owned Assets

We provide investment management services and recognize management fees for certain assets on our Consolidated Balance Sheets, such as the assets held in the general account of our RiverSource Life companies, assets held by Ameriprise Certificate Company and the investment portfolio of Ameriprise Bank. Our fixed income team manages the general account assets to produce a consolidated and targeted rate of return on investments based on a certain level of risk. Our fixed income and equity teams also manage separate account assets. The Asset Management segment's management of institutional owned assets for Ameriprise Financial subsidiaries is reviewed by the boards of directors and staff functions of the applicable subsidiaries consistent with regulatory investment requirements. At December 31, 2011, the Asset Management segment managed $40 billion of institutional owned assets.

Management of Collateralized Debt Obligations ("CDOs")

We provide collateral management services to special purpose vehicles that issue CDOs through a dedicated team of investment professionals. CDOs are securities collateralized by a pool of assets, primarily syndicated bank loans and, to a lesser extent, high-yield bonds. Multiple tranches of securities are issued by a CDO, offering investors various maturity and credit risk characteristics. Scheduled payments to investors are based on the performance of the CDO's collateral pool. For collateral management of CDOs, we earn fees based on the par value of assets and, in certain instances, we may also receive performance-based fees. At December 31, 2011, excluding CDOs managed by Threadneedle, we managed $5.3 billion of assets related to CDOs.

Private Funds

We provide investment advice and related services to private, pooled investment vehicles organized as limited partnerships, limited liability companies or foreign (non-U.S.) entities. These funds are currently exempt from registration under the Investment Company Act under either Section 3(c)(1) or Section 3(c)(7) or related interpretative relief and are organized as domestic and foreign funds. For investment management services, we generally receive fees based on the market value of assets under management, and we may also receive performance-based fees. As of December 31, 2011, we managed $2.8 billion in private fund assets.

Ameriprise Trust Collective Funds and Separately Managed Accounts

Collective funds are investment funds that are exempt from registration with the Securities and Exchange Commission ("SEC") and offered primarily through banks and other financial institutions to institutional clients such as retirement, pension and profit-sharing plans. We currently serve as investment manager to 38 Ameriprise Trust Company collective funds covering a broad spectrum of investment strategies. We receive fees for investment management services that are generally based upon a percentage of assets under management rather than performance. In addition to Columbia Management funds and RiverSource Trust Collective Funds, Ameriprise Trust Company offers separately managed accounts and collective funds to our retirement plan clients.

As of December 31, 2011, we managed $6.7 billion of Ameriprise Trust Collective Funds and separate accounts for Ameriprise Trust Company clients. This amount does not include the Columbia Management family of mutual funds held in other retirement plans because these assets are included under assets managed for institutional and retail clients and within the "Columbia Management — Mutual Funds" section above.

Sub-advised Accounts

CMIA acts as sub-adviser for certain domestic and international mutual funds, private banking individually managed accounts and common trust funds advised by other firms. CMIA continues to pursue opportunities to sub-advise additional investment company assets in the U.S. and overseas. As with the Columbia Management funds, we earn management fees for these services based on the underlying asset value of the funds we sub-advise. As of December 31, 2011, we managed over $34.1 billion in assets in a sub-advisory capacity.

Retail Distribution

Columbia Management Investment Distributors, Inc. acts as the principal underwriter and distributor of our Columbia Management family of mutual funds. Pursuant to distribution agreements with the funds, we offer and sell fund shares on a continuous basis and pay certain costs associated with the marketing and selling of shares. We earn commissions for distributing the Columbia Management funds through sales charges (front-end or back-end loads) on certain classes of shares and distribution and servicing-related (12b-1) fees based on a percentage of fund assets, and receive intersegment allocation payments. This revenue is impacted by overall asset levels of the funds.

Columbia Management fund shares are sold through both our Advice & Wealth Management segment and through unaffiliated third-party financial intermediaries. Among our third-party distribution arrangements is a strategic distribution agreement entered into in connection with the acquisition of Columbia Management that provides ongoing access to clients of Bank of America affiliated distributors, including U.S. Trust. Fees and reimbursements paid to such intermediaries may vary based on sales, redemptions, asset values, and marketing and support activities provided by the intermediary. Intersegment distribution expenses for services provided by our Advice & Wealth Management Segment are eliminated in our consolidated results.

Institutional and High Net Worth Distribution

We offer separately managed account services and private funds to high net worth clients and to a variety of institutional clients, including pension plans, employee savings plans, foundations, endowments, corporations, banks, trusts, governmental entities, high-net-worth individuals and not-for-profit organizations. We provide investment management services for insurance companies, including our insurance subsidiaries, as well as hedge fund management and other alternative investment products. We also provide, primarily through our trust company subsidiary and one of our broker-dealer subsidiaries, a variety of services for our institutional clients that sponsor retirement plans. We have dedicated institutional and sub-advisory sales teams that market directly to such institutional clients.

At December 31, 2011, we managed $121.4 billion of assets for Columbia Management institutional clients.

Threadneedle

We offer international investment management products and services to both retail and institutional clients primarily through Threadneedle, which is headquartered in Luxembourg and maintains its primary investment operations in London. At December 31, 2011, Threadneedle had $113.6 billion in managed assets worldwide.

Investment Management Capabilities

Threadneedle's investment management activities are conducted primarily from its London office. Threadneedle's investment philosophy is to share investment ideas and alpha generation across teams and asset classes. Each investment management team may focus on particular investment strategies, asset types, products and services offered and distribution channels. These teams manage the majority of assets in the Threadneedle family of mutual funds, the assets of Threadneedle's alternative investment structures and the assets managed for Threadneedle's institutional clients. These investment management teams also manage assets under sub-advisory arrangements, including certain Columbia Management funds.

Offerings

Threadneedle offers a wide range of products and services, including segregated asset management, mutual funds and hedge funds to institutional clients as well as to retail clients in Europe, the United Kingdom, the Middle East and the Asia-Pacific region. Threadneedle's mutual fund and hedge fund product range includes different risk-return options across regions, markets, asset classes and product structures, which include Open Ended Investment Companies ("OEICs"), Societe d'Investissement A Capital Variable ("SICAV"), unit trusts, Undertakings for Collective Investments in Transferable Securities and offshore vehicles.

Threadneedle's institutional business offers separately managed accounts to pension funds and other institutions. At December 31, 2011, Threadneedle had $81 billion in managed assets in separately managed accounts including assets managed for the Zurich Financial Services Group. Threadneedle distributes its institutional products in Europe, Asia, the U.S., the Middle East and Australia.

For more information on the funds and other investment vehicles and services offered by Threadneedle, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.

Distribution

Threadneedle has organized its sales force and support services into two major segments: retail markets and institutional markets. The institutional team concentrates on establishing strong relationships with institutional clients and the leading global and national consultancy firms. On the retail side, Threadneedle mutual funds are sold through financial intermediaries and institutions, including banks, life insurance companies, independent financial advisers, wealth managers and platforms offering a variety of investment products. Threadneedle's dedicated Global Financial Institutions team offers internationally coordinated coverage to such financial institutions.

Our Segments — Annuities

Our Annuities segment provides RiverSource variable and fixed annuity products to retail clients. The RiverSource Life companies provide variable annuity products through our affiliated advisors, and fixed annuity products are provided through both affiliated and unaffiliated advisors and financial institutions. Revenues for our variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for our fixed annuity products are primarily earned as net investment income on assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. We also earn net investment income on owned assets supporting reserves for immediate annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Intersegment revenues for this segment reflect fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results. In 2011, 24% of our revenues from external clients were attributable to our Annuities segment.

Our products include deferred variable and fixed annuities, in which assets accumulate until the contract is surrendered, the contractholder (or in some contracts, the annuitant) dies or the contractholder or annuitant begins receiving benefits under an annuity payout option. We also offer immediate annuities, in which payments begin within one year of issue and continue for life or for a fixed period of time. The relative proportion between fixed and variable annuity sales is generally driven by the relative performance of the equity and fixed income markets. Fixed sales are generally stronger when yields available in the fixed income markets are relatively high than when yields are relatively low. Variable sales are generally stronger in times of superior performance in equity markets than in times of weak performance in equity markets. The relative proportion between fixed and variable annuity sales is also influenced by product design and other factors. In addition to the revenues we generate on these products, we also receive fees charged on assets allocated to our separate accounts to cover administrative costs and a portion of the management fees from the underlying investment accounts in which assets are invested, as discussed below under "Variable Annuities." Investment management performance is critical to the profitability of our RiverSource annuity business.

Variable Annuities

A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder's choice. These underlying investment options may include the VIT Funds previously discussed (see "Business — Our Segments — Asset Management — Columbia Management — Mutual Funds," above) as well as variable portfolio funds of other companies. RiverSource variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 4% at December 31, 2011. In 2010, we introduced multiple versions of our RAVA 5SM variable annuity, including RAVA 5 Access® variable annuity, RAVA 5 Advantage® variable annuity and RAVA 5 Select® variable annuity.

Our Portfolio Navigator asset allocation program is available under our variable annuities. The Portfolio Navigator program allows clients to allocate their contract value to one of five funds of funds, each of which invests in various underlying funds. The Portfolio Navigator program is designed to allow a contract purchaser to select investment options based on the purchaser's investment time horizon, risk tolerance and investment goals. We believe the Portfolio Navigator program helps a contract purchaser tailor the performance of annuities and life insurance policies to their specific needs and to keep investment allocations on track over time. CMIA, our investment management subsidiary, serves as investment adviser for the funds of funds and all of the underlying funds in which the funds of funds invest.

Substantially all of the variable annuity contracts we issue include guaranteed minimum death benefit ("GMDB") provisions designed to protect clients against market risk. Contract purchasers can choose to add optional benefit provisions to their contracts to meet their needs, including guaranteed minimum withdrawal benefit ("GMWB") and guaranteed minimum accumulation benefit ("GMAB") provisions. Approximately 98% of RiverSource Life's overall variable annuity assets include a GMDB provision and approximately 50% of RiverSource Life's overall variable annuity assets include a GMWB or GMAB provision. In general, these features can help protect contractholders and beneficiaries from a shortfall in death or living benefits due to a decline in the value of their underlying investment accounts.

The general account assets of our life insurance subsidiaries support the contractual obligations under the guaranteed benefit the company offers (see "Business — Our Segments — Asset Management — Columbia Management —

Management of Institutional Owned Assets" above). As a result, we bear the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support. Our exposure to risk from guaranteed benefits generally will increase when equity markets decline. You can find a discussion of liabilities and reserves related to our annuity products in Part II, Item 7A of this Annual Report on Form 10-K — "Quantitative and Qualitative Disclosures About Market Risk", as well as in Note 2, Note 10, Note 11 and Note 15 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

In 2007, we discontinued new sales of equity indexed annuities, although we continue to service existing policies.

RiverSource fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1.0% to 5.0% at December 31, 2011. New contracts issued provide guaranteed minimum interest rates in compliance with state laws.

Liabilities and Reserves for Annuities

We maintain adequate financial reserves to cover the risks associated with guaranteed benefit provisions added to variable annuity contracts in addition to liabilities arising from fixed and variable annuity base contracts. You can find a discussion of liabilities and reserves related to our annuity products in Part II, Item 7A of this Annual Report on Form 10-K—"Quantitative and Qualitative Disclosures About Market Risk", as well as in Note 2, Note 10, Note 11 and Note 15 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Distribution

Our RiverSource Distributors subsidiary is a registered broker-dealer that serves as the principal underwriter and distributor of RiverSource variable and fixed annuities through AFSI, as well as serving as the distributor of fixed annuities through third-party channels such as banks and broker-dealer networks. Our affiliated advisors are the largest providers of RiverSource annuity products, although they can offer variable annuities from a select number of unaffiliated insurers as well.

In the fourth quarter of 2010, RiverSource Life companies discontinued the sale of variable annuity products through third-party channels in order to focus on the distribution of variable annuity products within our Advice & Wealth Management segment. We continue to provide RiverSource fixed annuity products through third-party channels. In 2011, we had total cash sales for fixed annuity products through third-party channels of $158 million. As of December 31, 2011, we had distribution agreements for RiverSource fixed annuity products in place with more than 120 third party firms.

Our Segments — Protection

Our Protection segment provides a variety of products to address the protection and risk management needs of our retail clients, including life, disability income and property-casualty insurance. These products are designed to provide a lifetime of solutions that allow clients to protect income, grow assets and give to loved ones or charity.

Life and disability income products are primarily provided through our affiliated advisors. Our property-casualty products are sold primarily through affinity relationships. We issue insurance policies through our life insurance subsidiaries and the Property Casualty companies (as defined below under "Ameriprise Auto & Home Insurance Products"). The primary sources of revenues for this segment are premiums, fees and charges we receive to assume insurance-related risk. We earn net investment income on owned assets supporting insurance reserves and capital supporting the business. We also receive fees based on the level of assets supporting variable universal life separate account balances. This segment earns intersegment revenues from fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the variable universal life contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in consolidation. In 2011, 19% of our revenues from external clients were attributable to our Protection business.

RiverSource Insurance Products

Through the RiverSource Life companies, we issue both variable and fixed universal life insurance, traditional life insurance and disability income insurance. These solutions are designed to help clients protect their income, grow assets and give to those individuals or causes that they care most about. Universal life insurance is a form of permanent life insurance characterized by flexible premiums, flexible death benefits and unbundled pricing factors (i.e., mortality, interest and expenses). Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith. Traditional life insurance refers to whole and term life insurance policies. While traditional life insurance typically pays a specified sum to a beneficiary upon death of the insured for a fixed premium, we also offer a term life insurance product that will generally pay the death benefit in the form of a monthly income stream to a date specified at issue. We also offer a chronic care rider, AdvanceSource® rider, on our new permanent insurance products. This rider allows its policy holder to accelerate a portion of the life insurance death benefit in the event of a qualified chronic care need.

Our sales of RiverSource individual life insurance in 2011, as measured by scheduled annual premiums, lump sum and excess premiums, consisted of 30% variable universal life, 65% fixed universal life and 5% traditional life. Our RiverSource Life companies issue only non-participating policies that do not pay dividends to policyholders from the insurer's earnings.

Assets supporting policy values associated with fixed account life insurance and annuity products, as well as those assets associated with fixed account investment options under variable insurance and annuity products (collectively referred to as the "fixed accounts"), are part of the RiverSource Life companies' general accounts. Under fixed accounts, the RiverSource Life companies bear the investment risk. More information on the RiverSource Life companies' general accounts is found under "Business — Our Segments — Asset Management — Columbia Management — Management of Institutional Owned Assets" above.

Variable Universal Life Insurance

Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder's choice. Options may include VIT Funds discussed above, Portfolio Navigator funds of funds, as well as variable portfolio funds of other companies. RiverSource variable universal life insurance products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 3.0% to 4.5% at December 31, 2011.

Fixed Universal Life Insurance and Traditional Whole Life Insurance

Fixed universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.

RiverSource fixed universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of the issuing company subject to certain policy terms relative to minimum interest crediting rates. RiverSource fixed universal life insurance policies in force provide guaranteed minimum interest crediting rates ranging from 2.0% to 5.0% at December 31, 2011. The majority of fixed universal life policies issued in recent years provide a secondary guarantee that ensures, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. In 2009, we discontinued new sales of traditional whole life insurance; however, we continue to service existing policies. Our in force traditional whole life insurance policies combine a death benefit with a cash value that generally increases gradually over a period of years.

In 2011, RiverSource Life began offering indexed universal life ("IUL") insurance. IUL is similar to universal life insurance in that it provides life insurance coverage and cash value that increases as a result of credited interest. In addition, as with universal life insurance, there is a minimum guaranteed credited rate of interest. Unlike universal life insurance, the rate of credited interest above the minimum guarantee is linked to the S&P 500 Index (subject to a cap).

Term Life Insurance

Term life insurance provides a death benefit, but it does not build up cash value. The policyholder chooses the term of coverage with guaranteed premiums at the time of issue. During the chosen term, we cannot raise premium rates even if claims experience deteriorates. At the end of the chosen term, coverage may continue with higher premiums until the maximum age is attained, or the policy expires with no value. We also offer a term life insurance product that pays the death benefit in the form of a monthly income stream.

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

Long Term Care Insurance

As of December 31, 2002, the RiverSource Life companies discontinued underwriting long term care insurance. However, our affiliated advisors sell long term care insurance issued by other companies, including Genworth Life Insurance Company, John Hancock Life Insurance Company and Prudential Insurance Company.

In 2004, RiverSource Life and RiverSource Life of NY began to file for approval to implement rate increases on most of their existing blocks of nursing home-only indemnity long term care insurance policies. Implementation of these rate increases began in early 2005 and continues. We have received approval for some or all requested increases in the 50 states where increases have been requested, with an average approved cumulative rate increase of 76.4% of premium on all such policies where an increase was requested.

In 2007, RiverSource Life and RiverSource Life of NY began to file for approval to implement rate increases on most of their existing blocks of comprehensive reimbursement long term care insurance policies. Implementation of these rate increases began in late 2007 and continues. We have received approval for some or all requested increases in 48 states, with an average approved cumulative rate increase of 23.9% of premium on all such policies where an increase was requested.

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

Distribution and Marketing Channels

Our Property Casualty companies do not have field agents; rather, we use co-branded direct marketing to sell our personal auto and home insurance products through alliances with commercial institutions and affinity groups, and directly to our clients and the general public. We also receive referrals through our financial advisor network. Our Property Casualty companies have a multi-year distribution agreement with Costco Insurance Agency, Inc., Costco's affiliated insurance agency. Costco members represented 61% of all new policy sales of our Property Casualty companies in 2011. Through other alliances, we market our property casualty products to customers of Ford Motor Credit Company and offer personal home insurance products to customers of the Progressive Group. Termination of one or more of these alliances could adversely affect our ability to generate new sales and retain existing business.

We offer RiverSource life insurance products almost exclusively through our affiliated advisors. Our affiliated advisors offer insurance products issued predominantly by the RiverSource Life companies, though they may also offer insurance products of unaffiliated carriers, subject to certain qualifications.

Reinsurance

We reinsure a portion of the insurance risks associated with our life, disability income and long term care insurance products through reinsurance agreements with unaffiliated reinsurance companies. We use reinsurance to limit losses, reduce exposure to large risks and provide additional capacity for future growth. To manage exposure to losses from reinsurer insolvencies, we evaluate the financial condition of reinsurers prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. Our insurance companies remain primarily liable as the direct insurers on all risks reinsured.

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

For existing long term care policies, RiverSource Life retained 50% of the risk and ceded on a coinsurance basis the remaining 50% of the risk to subsidiaries of Genworth Financial, Inc. ("Genworth"). For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only. As of December 31, 2011, RiverSource Life companies' credit exposure to Genworth under this reinsurance arrangement was approximately $1.5 billion. Genworth also serves as claims administrator for our long term care policies.

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

We also reinsure a portion of the risks associated with our personal auto, home and excess liability insurance products through three types of reinsurance agreements with unaffiliated reinsurance companies, as follows:

•
We purchase reinsurance with a limit of $5 million per loss, and we retain $750,000 per loss.

•
We purchase catastrophe reinsurance that, for 2011, had a limit of $90 million per event and we retained $10 million per event. For 2012, our catastrophe reinsurance has a limit of $110 million per event and we retain $20 million.

•
We purchase reinsurance that limits our personal liability insurance exposure to 10% of any loss. This 90% quota share treaty uses the same reinsurers as our excess of loss treaty.

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

Financial Strength Ratings

Independent rating organizations rate our insurance subsidiaries. Rating organizations evaluate the financial soundness and claims-paying ability of insurance companies continually, and they base their ratings on a number of different factors, including market position in core products and market segments, risk-adjusted capitalization and the quality of the company's investment portfolios. More specifically, the ratings assigned are developed from an evaluation of a company's balance sheet strength, operating performance and business profile. Balance sheet strength reflects a company's ability to meet its current and ongoing obligations to its contractholders and policyholders and includes analysis of a company's capital adequacy. The evaluation of operating performance centers on the stability and sustainability of a company's sources of earnings. The business profile component of the rating considers a company's mix of business, market position and depth and experience of management.

Our insurance subsidiaries' ratings are important to maintain public confidence in our protection and annuity products. Lowering of our insurance subsidiaries' ratings could have a material adverse effect on our ability to market our protection and annuity products and could lead to increased surrenders of these products. We list our ratings on our website at ir.ameriprise.com. For the most current ratings information, please see the individual rating agency's website.

Our Segments — Corporate & Other

Our Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses.

Competition

We operate in a highly competitive global industry. As a diversified financial services firm, we compete directly with a variety of financial institutions, including registered investment advisors, securities brokers, asset managers, banks and insurance companies. Our competitors may have greater financial resources, broader and deeper distribution capabilities and products and services than we do. We compete directly with these entities for the provision of products and services to clients, as well as for our financial advisors and investment management personnel. Our products and services also compete indirectly in the marketplace with the products and services of our competitors.

Our Advice & Wealth Management segment competes with securities broker-dealers, independent broker-dealers, financial planning firms, registered investment advisors, insurance companies and other financial institutions in attracting and retaining financial advisors and their clients. Competitive factors influencing our ability to attract and retain financial advisors include compensation structures, brand recognition and reputation, product offerings and technology and service capabilities and support. Further, our financial advisors compete for clients with a range of other advisors, broker-dealers and direct channels, including wirehouses, regional broker-dealers, independent broker-dealers, insurers, banks, asset managers, registered investment advisers and direct distributors. Competitive factors influencing our ability to attract and retain clients include price, reputation, product offerings and technology and service quality.

Our Asset Management segment competes to acquire and retain managed and administered assets against a substantial number of firms, including those in the categories listed above. Such competitors may have achieved greater economies of scale, may offer a broader array of products and services, including affiliated products and services, and may have greater distribution capabilities. Competitive factors influencing our performance in this industry include investment performance, product offerings and innovation, product ratings, fee structures, advertising, service quality, and brand recognition and reputation. The ability to create and maintain and deepen relationships with distributors and clients also plays a significant role in our ability to acquire and retain managed and administered assets. Additional detail regarding the nature and effects of competition in the Asset Management segment is provided below in Item 1A of this Annual Report on Form 10-K — "Risk Factors."

Competitors of our Annuities and Protection segments consist of both stock and mutual insurance companies. Competitive factors affecting the sale of annuity and insurance products include price, product features, hedging capability, investment performance, commission structure, perceived financial strength, claims-paying ratings, service, brand recognition, distribution capabilities and financial strength ratings from rating organizations such as A.M. Best. Competitive factors affecting the sale of property casualty insurance products also include brand recognition and distribution capabilities.

Technology

We have an integrated customer management system that serves as the hub of our technology platform. In addition, we have specialized product engines that manage individual brokerage, mutual fund, insurance and banking client accounts. Over the years we have updated our platform to include new product lines such as brokerage, deposit, credit and products of other companies, wrap accounts and e-commerce capabilities for our financial advisors and clients. We also use a proprietary suite of processes, methods, and tools for our financial planning services. We update our technological capabilities regularly to help maintain an adaptive platform design that aims to enhance the productivity of our affiliated advisors and will allow a faster, lower-cost response to emerging business opportunities, compliance requirements and marketplace trends.

Most of our applications run on a technology infrastructure that we outsourced to IBM in 2002. Under this arrangement, IBM is responsible for all mainframe, midrange and end-user computing operations and a portion of our web hosting and help desk operations. Also, we outsource our voice network operations to AT&T. In addition to these two arrangements, we have outsourced our production support and a substantial portion of the development and maintenance of our computer applications to other firms. In 2009, we initiated a major replacement of our brokerage and clearing platforms, and we continue to roll out that implementation in stages across our affiliated advisor network. We expect to have all advisors on this technology platform by the end of 2012.

We have developed a comprehensive business continuity plan that covers business disruptions of varying severity and scope and addresses the loss of a geographic area, building, staff, data systems and/or telecommunications capabilities. We review and test our business continuity plan on an ongoing basis and update it as necessary, and we require our key technology vendors and service providers to do the same. Under our business continuity plan, we expect to be able to continue doing business and to resume operations with minimal service impacts. However, under certain scenarios, the time that it would take for us to recover and resume operations may significantly increase depending on the extent and geographic scope of the disruption and the number of personnel affected.

Geographic Presence

For years ended December 31, 2011, 2010 and 2009, approximately 89%, 88% and 85%, respectively, of our long-lived assets were located in the United States and approximately 94%, 94% and 95%, respectively, of our net revenues were generated in the United States. Our foreign operations are conducted predominantly through Threadneedle, as described in this Annual Report on Form 10-K under "Business — Our Segments — Asset Management — Threadneedle."

Employees

At December 31, 2011, we had 11,139 employees, including 2,230 employee affiliated advisors (which does not include our franchisee advisors, who are not employees of our company). We are not subject to collective bargaining agreements, and we believe that our employee relations are strong.

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

Regulation

Virtually all aspects of our business, including the activities of the parent company and our various subsidiaries, are subject to various federal, state and foreign laws and regulations. These laws and regulations provide broad regulatory, administrative and enforcement powers to supervisory agencies and other bodies, including U.S. federal and state regulatory agencies, foreign government agencies or regulatory bodies and U.S. and foreign securities exchanges. The costs of complying with such laws and regulations can be significant, and the consequences for the failure to comply may include civil or criminal charges, fines, censure, the suspension of individual employees, and restrictions on or prohibitions from engaging in certain lines of business.

In response to the economic crisis of 2008 and 2009, the laws and regulations governing the financial services industry have continued to evolve. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") was enacted into law. The Dodd-Frank Act called for sweeping changes in the supervision and regulation of the financial services industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act have since taken effect, though the details of many provisions remain subject to additional studies and the adoption of final rules by applicable regulatory agencies. Domestic and international legal and regulatory changes, including those resulting from the Dodd-Frank Act, have impacted and may in the future impact the manner in which we are regulated and the manner in which we operate and govern our businesses.

The discussion set forth below provides a general framework of the laws and regulations impacting our businesses. Certain of our subsidiaries may be subject to one or more elements of this regulatory framework depending on the nature of their business, the products and services they provide and the geographic locations in which they operate. To the extent the discussion includes references to statutory and regulatory provisions, it is qualified in its entirety by reference to these statutory and regulatory provisions.

Broker-Dealer and Securities Regulation

Certain of our subsidiaries are registered with the SEC as broker-dealers under the Securities Exchange Act of 1934 ("Exchange Act") and with certain states, the District of Columbia and other U.S. territories. Our broker-dealer subsidiaries are also members of self-regulatory organizations, including the Financial Industry Regulatory Authority ("FINRA"), and are subject to the regulations of these organizations. The SEC and FINRA have stringent rules with respect to the net capital requirements and the marketing and trading activities of broker-dealers. Our broker-dealer subsidiaries, as well as our financial advisors and other personnel, must obtain all required state and FINRA licenses and registrations to engage in the securities business. SEC regulations also impose notice requirements and capital limitations on the payment of dividends by a broker-dealer to a parent.

Other agencies, exchanges and self-regulatory organizations of which certain of our broker-dealer subsidiaries are members, and subject to applicable rules and regulations of, include the Commodities Futures Trading Commission ("CFTC"), the National Futures Association and various stock exchanges. One of our broker-dealer subsidiaries is registered with the CFTC and is thus subject to the requirements of the Commodity Exchange Act. AEIS is a member of the Boston Stock Exchange and is a stockholder in the Chicago Stock Exchange. In addition, certain subsidiaries may also be registered as investment advisers or insurance agencies and subject to the regulations described in the following sections.

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

Ameriprise India Insurance Brokers Services Private Limited ("AIIBSPL"), an Indian subsidiary, is licensed by India's IRDA as a direct insurance broker and is subject to regulation by the IRDA and the Indian Registrar of Companies. AIIBSPL is subject to various ongoing internal control and compliance policies, capital requirements and statutory audit and reporting obligations as a condition to maintaining its license. Further, AIIBSPL employees are required to receive training prior to becoming licensed to provide insurance brokerage services.

Our financial advisors are subject to various regulations that impact how they operate their practices, including those related to supervision, sales methods, trading practices, record-keeping and financial reporting. As a result of the Dodd-Frank Act, our financial advisors may in the future become subject to a fiduciary standard of conduct in connection with their broker-dealer activities that is no less stringent than what is currently applied to investment advisers under the Investment Advisers Act of 1940 ("Advisers Act"). In January 2011, the SEC released a study recommending such a uniform fiduciary standard of conduct for broker-dealers and investment advisers. In addition, because our independent contractor advisor platform is structured as a franchise system, we are also subject to Federal Trade Commission and state franchise requirements. Compliance with these and other regulatory requirements adds to the cost and complexity of operating our business. We maintain franchise standards and requirements for our franchisees regardless of location. We have made and expect to continue to make significant investments in our compliance processes, enhancing policies, procedures and oversight to monitor our compliance with the numerous legal and regulatory requirements applicable to our business.

Investment Adviser and Asset Management Regulation

In the U.S., certain of our subsidiaries are registered as investment advisers under the Advisers Act and subject to regulation by the SEC. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, disclosure obligations and record-keeping, and operational and marketing restrictions. Investment advisers are required by the SEC to adopt and implement written policies and procedures designed to prevent violations of the Advisers Act and to designate a chief compliance officer responsible for administering these policies and procedures. Our registered investment advisers may also be subject to certain obligations of the Investment Company Act based on their status as investment advisers to investment companies that we, or third parties, sponsor. The SEC is authorized to institute proceedings and impose sanctions for violations of either the Advisers Act or the Investment Company Act, which may include fines, censure or the suspension or termination of an investment adviser's registration. As an outcome of the Dodd-Frank Act, Congress is considering whether to modify the SEC's investment adviser examination program by authorizing one or more self-regulatory organizations to examine, subject to SEC oversight, SEC-registered investment advisers.

Outside of the U.S., our Threadneedle group is authorized to conduct its financial services business in the United Kingdom under the Financial Services and Markets Act 2000. Threadneedle is regulated by the Financial Services Authority ("FSA"), which imposes certain capital, operational and compliance requirements. We expect that the FSA's responsibilities for the oversight of Threadneedle will be transitioned to the Financial Conduct Authority by the end of 2012. Threadneedle companies and activities are also subject to local country regulations in Europe, Dubai, Hong Kong, Singapore, the U.S. and Australia. Additionally, many of our subsidiaries are also subject to foreign, state and local laws with respect to advisory services that are offered and provided by these subsidiaries, including services provided to government pension plans. Foreign and state governments may also institute proceedings and impose sanctions for violations of their local laws, which may include fines, censure or the suspension or termination of the right to do certain types of business in a state.

Our trust company is primarily regulated by the Minnesota Department of Commerce (Banking Division) and is subject to capital adequacy requirements under Minnesota law. It may not accept deposits or make personal or commercial loans. As a provider of products and services to tax-qualified retirement plans and IRAs, certain aspects of our business, including the activities of our trust company, fall within the compliance oversight of the U.S. Departments of Labor and Treasury, particularly regarding the enforcement of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and the tax reporting requirements applicable to such accounts. Our trust company, as well as our investment adviser subsidiaries, may be subject to ERISA, and the regulations thereunder, insofar as they act as a "fiduciary" under ERISA with respect to certain ERISA clients. ERISA and related provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of ERISA plan clients and certain transactions by the fiduciaries to the plans. The Department of Labor is considering proposed regulations that would significantly expand the scope of who is considered an ERISA fiduciary and what activity constitutes acting as an ERISA fiduciary, while prohibiting certain additional types of transactions conducted by persons who are considered fiduciaries.

Insurance Regulation

Our insurance subsidiaries are subject to supervision and regulation by states and other territories where they are domiciled or otherwise licensed to do business. The primary purpose of this regulation and supervision is to protect the interests of contractholders and policyholders. The Minnesota Department of Commerce (Insurance Division), the Wisconsin Office of the Commissioner of Insurance, and the New York State Insurance Department (the "Domiciliary Regulators") regulate certain of the RiverSource Life companies, and the Property Casualty companies depending on each company's state of domicile. In addition to being regulated by their Domiciliary Regulators, our RiverSource Life companies and Property Casualty companies are regulated by each of the insurance regulators in the states where each is authorized to transact business. Other states also regulate the licensing of sales personnel, and in some cases, the underwriting, marketing and contents of insurance policies and annuity contracts. Financial regulation of our RiverSource Life companies and Property Casualty companies is extensive, and their financial and intercompany transactions (such as intercompany dividends, capital contributions and investment activity) are often subject to pre-notification and continuing evaluation by the Domiciliary Regulators. Virtually all states require participation in insurance guaranty associations, which assess fees to insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies subject to statutory limits.

The Dodd-Frank Act created the Federal Insurance Office ("FIO") within the Department of Treasury. The FIO does not have substantive regulatory responsibilities, though it is tasked with monitoring the insurance industry and the effectiveness of its regulatory framework and providing periodic reports to the President and Congress. The scope and impact of the research and reports provided by the FIO, and the extent to which such work may ultimately lead to a more prominent role of the federal government in the regulation of the insurance industry, is uncertain.

Each of our insurance subsidiaries is subject to risk-based capital ("RBC") requirements designed to assess the adequacy of an insurance company's capital and surplus in relation to its investment and insurance risks. The National Association of Insurance Commissioners ("NAIC") has established RBC standards that virtually all state insurance departments have adopted, with minor modifications. The RBC requirements are used by the NAIC and state insurance regulators to identify companies that merit regulatory actions designed to protect policyholders. Our RiverSource Life companies and Property Casualty companies are subject to various levels of regulatory intervention should their total adjusted statutory capital fall below defined RBC action levels. At the "company action level," defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The "regulatory action level," which is between 75% and 50% of the RBC requirement, subjects an insurer to examination, analysis and specific corrective action prescribed by the primary state regulator. If a company's total adjusted capital falls between 50% and 35% of its RBC requirement, referred to as "authorized control level," the insurer's primary state regulator may place the insurer under regulatory control. Insurers with total adjusted capital below 35% of the requirement will be placed under regulatory control.

RiverSource Life, RiverSource Life of NY, IDS Property Casualty and Ameriprise Insurance Company maintain capital levels well in excess of the company action level required by state insurance regulators. For RiverSource Life, the company action level RBC was $619 million as of December 31, 2011, and the corresponding total adjusted capital was $3.1 billion, which represents 494% of company action level RBC. For RiverSource Life of NY, the company action level RBC was $41 million as of December 31, 2011, and the corresponding total adjusted capital was $254 million, which represents 619% of company action level RBC. As of December 31, 2011, the company action level RBC was $60 million for IDS Property Casualty and $648,000 for Ameriprise Insurance Company. As of December 31, 2011, IDS Property Casualty had $431 million of total adjusted capital, or 718% of the company action level RBC, and Ameriprise Insurance Company had $41 million of total adjusted capital, or 6362% of the company action level RBC.

Ameriprise Financial, as a direct and indirect owner of its insurance subsidiaries, is subject to the insurance holding companies laws of the states where its insurance subsidiaries are domiciled. These laws generally require insurance holding companies to register with the insurance department of the insurance company's state of domicile and to provide certain financial and other information about the operations of the companies within the holding company structure. In addition, transactions between an insurance company and other companies within the same holding company structure must be on terms that are considered to be fair and reasonable.

Federal Banking Regulation

Ameriprise Bank is a federal savings bank subject to regulation by the Office of the Comptroller of the Currency ("OCC"), which became the primary regulator of federal savings banks in 2011, and by the FDIC in its role as insurer of Ameriprise Bank's deposits. As a federally chartered bank, Ameriprise Bank is subject to numerous rules and regulations governing all aspects of the banking business, including lending practices and transactions with affiliates. Ameriprise Bank is also subject to specific capital rules. If Ameriprise Bank's capital falls below certain levels, the OCC is required to take remedial actions and may take other actions, including imposing limits on dividends or business activities and directing us to divest the subsidiary. Ameriprise Bank is also subject to limits on capital distributions, including payment of dividends. In addition, an array of community reinvestment, fair lending, and other consumer protection laws and regulations apply to Ameriprise Bank. Either of the OCC or the FDIC may bring administrative enforcement actions against Ameriprise Bank or its officers, directors or employees if any of them are found to be in violation of the law or engaged in an unsafe or unsound practice.

As the controlling company of Ameriprise Bank, Ameriprise Financial is a savings and loan holding company that is subject to regulation, supervision and examination by the Board of Governors for the Federal Reserve System ("FRB"). In December 2011, Ameriprise Financial elected to be classified as a financial holding company subject to regulation under the Bank Holding Company Act of 1956 (as amended). To ensure continued classification as a financial holding company, both Ameriprise Financial and Ameriprise Bank must be well capitalized, well managed and have a sufficient standing under the Community Reinvestment Act. In the event of our noncompliance with the foregoing requirements, the FRB may require us to take remedial actions to correct such noncompliance and may also impose restrictions on the conduct of Ameriprise Financial and its affiliates until such failures are corrected.

Ameriprise Financial is subject to ongoing supervision by the FRB that focuses on our corporate structure, risk exposure across our business segments and any potential weaknesses in control in our operations, management and reporting. As a financial holding company, our activities are limited to those that are financial in nature, incidental to a financial activity or, with FRB approval, complementary to a financial activity. We must also ensure that our depository institutions remain well capitalized. Ameriprise Financial has entered into a Source of Strength Agreement with Ameriprise Bank to reflect that it will commit such capital and managerial resources to support the subsidiary as the OCC may determine necessary under applicable regulations and supervisory standards. In the event of the appointment of a receiver or conservator for Ameriprise Bank, the FDIC would be entitled to enforce our Source of Strength Agreement.

The Dodd-Frank Act established numerous changes to the regulation of depository institutions and their holding companies, many of which have yet to be finalized and may in the future cause us to further modify how we engage in our banking activities, as well as the activities of our other businesses.

Parent Company Regulation

Ameriprise Financial is a publicly traded company that is subject to SEC and New York Stock Exchange ("NYSE") rules and regulations regarding public disclosure, financial reporting, internal controls, and corporate governance. The adoption of the Sarbanes-Oxley Act of 2002 significantly enhanced these rules and regulations and may continue to evolve. As noted above, the FRB now performs the role of supervisory regulator with respect to Ameriprise Financial following the transference of responsibilities from the Office of Thrift Supervision ("OTS") pursuant to the Dodd-Frank Act.

We have operations in a number of geographical regions outside of the U.S. through Threadneedle and certain of our other subsidiaries. We monitor developments in European Union ("EU") legislation, as well as in the other markets in which we operate, to ensure that we comply with all applicable legal requirements, including EU directives applicable to financial institutions as implemented in the various member states. Because of the mix of business activities we conduct, we continually assess the impact of, and insure compliance with, the EU Financial Conglomerates Directive, which contemplates that certain financial conglomerates involved in banking, insurance and investment activities will be subject to a system of supplementary supervision at the level of the holding company constituting the financial conglomerate. The directive requires financial conglomerates to, among other things, implement measures to prevent excessive leverage and multiple leveraging of capital and to maintain internal control processes to address risk concentrations as well as risks arising from significant intragroup transactions. The FRB serves as our global consolidated supervisory regulator under the EU Financial Conglomerates Directive.

Privacy

Many aspects of our business are subject to comprehensive legal requirements by a multitude of different functional regulators concerning the use and protection of personal information, particularly that of clients. This includes rules adopted pursuant to the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, an ever increasing number of state laws, and the European Union data protection legislation as domestically implemented in the respective EU member states. We have also implemented policies and procedures in response to such requirements in the UK. We continue our efforts to safeguard the data entrusted to us in accordance with applicable law and our internal data protection policies, including taking steps to reduce the potential for identity theft or other improper use or disclosure of personal information, while seeking to collect and use data to properly achieve our business objectives and to best serve our clients.

USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the USA Patriot Act, was enacted in October 2001 in the wake of the September 11th terrorist attacks. The USA Patriot Act broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States substantially. In response, we enhanced our existing anti-money laundering programs and developed new procedures and programs. For example, we implemented a customer identification program applicable to many of our businesses and enhanced our "know your customer" "and "due diligence" programs. In addition, we will continue to comply with anti-money laundering legislation in the UK derived from applicable EU directives and international initiatives adopted in other jurisdictions in which we conduct business.

Securities Exchange Act Reports and Additional Information

We maintain an Investor Relations website at ir.ameriprise.com, and we make available our annual, quarterly and current reports free of charge and post any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these and other documents, click on the "SEC Filings" link found on our Investor Relations homepage.

Investors can also access our Investor Relations website through our main website at ameriprise.com by clicking on the "Investor Relations" link located at the bottom of our homepage. Information contained on our website is not incorporated by reference into this report or any other report filed with the SEC.

Segment Information and Classes of Similar Services

You can find financial information about our operating segments and classes of similar services in Note 25 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could have a material adverse effect on our business, financial condition or results of operations and could cause the trading price of our common stock to decline. We believe that the following information identifies the material factors affecting our company based on the information we currently know. However, the risks and uncertainties our company faces are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Relating to Our Business

Our financial condition and results of operations may be adversely affected by market fluctuations and by economic and other factors.

Our financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Many such factors of a global or localized nature include: political, social, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; technological changes and events; the availability and cost of credit; inflation; investor sentiment and confidence in the financial markets; terrorism and armed conflicts; and natural disasters such as weather catastrophes and widespread health emergencies. Furthermore, changes in consumer economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, decreases in property values, and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact the results of our banking business and savings levels in all of our businesses. These factors also may have an impact on our ability to achieve our strategic objectives.

Declines and volatility in U.S. and global market conditions have impacted our businesses in the past and may continue to do so. Our businesses have been and in the future may be adversely affected by U.S. and global capital market and credit crises, the repricing of credit risk, equity market volatility and decline and stress or recession in the U.S. and global economies generally. Each of our segments operates in these markets with exposure for us and our clients in securities, loans, derivatives, alternative investments, seed capital and other commitments. It is difficult to predict how long and to what extent the aforementioned conditions may exist, which of our markets, products and businesses will be directly affected in terms of revenues, management fees and investment valuations and earnings, and to what extent our clients may seek to bring claims arising out of investment performance that is affected by these conditions. As a result, these factors could materially adversely impact our results of operations. Certain of our insurance and annuity products and certain of our investment and banking products are sensitive to interest rate fluctuations, and future impacts associated with such variations may differ from our historical costs. In addition, interest rate fluctuations could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of our variable annuity products. Although we typically hedge to mitigate some of the effect of such fluctuations, significant changes in interest rates could have a material adverse impact on our results of operations.

During periods of increasing market interest rates, we offer higher crediting rates on interest-sensitive products, such as fixed universal life insurance, fixed annuities, face-amount certificates and certificates of deposit, and we increase crediting rates on in force products to keep these products competitive. Because returns on invested assets may not increase as quickly as current interest rates, we may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies, annuity contracts and certificates of deposit and requests for policy loans, as policyholders, contractholders and depositors seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from our business. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage assets. These withdrawals and surrenders may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations. An increase in surrenders and withdrawals also may require us to accelerate amortization of deferred acquisition costs ("DAC") or other intangibles or cause an impairment of goodwill, which would increase our expenses and reduce our net earnings.

During periods of falling interest rates or stagnancy of low interest rates, our spread may be reduced or could become negative, primarily because some of our products have guaranteed minimum crediting rates. Due to the long-term nature of the liabilities associated with certain of our businesses, such as long-term care and fixed universal life with secondary guarantees as well as fixed annuities and guaranteed benefits on variable annuities, sustained declines in or stagnancy of low long-term interest rates may subject us to reinvestment risks and increased hedging costs. In addition, reduced or negative spreads may require us to accelerate amortization of DAC, which would increase our expenses and reduce our net earnings.

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

Additionally, downturns and volatility in equity markets can have, and have had, an adverse effect on the revenues and returns from our asset management services, wrap accounts and variable annuity contracts. Because the profitability of these products and services depends on fees related primarily to the value of assets under management, declines in the equity markets will reduce our revenues because the value of the investment assets we manage will be reduced. In addition, some of our variable annuity products contain guaranteed minimum death benefits and guaranteed minimum withdrawal and accumulation benefits. A significant equity market decline or volatility in equity markets could result in guaranteed minimum benefits being higher than what current account values would support, which would adversely affect our financial condition and results of operations. Although we have hedged a portion of the guarantees for the variable annuity contracts to mitigate the financial loss of equity market declines or volatility, there can be no assurance that such a decline or volatility would not materially impact the profitability of certain products or product lines or our financial condition or results of operations. Further, the cost of hedging our liability for these guarantees has increased as a result of low interest rates and volatility in the equity markets. In addition, heightened volatility creates greater uncertainty for future hedging effectiveness.

We believe that investment performance is an important factor in the success of many of our businesses. Poor investment performance could impair our revenues and earnings, as well as our prospects for growth. A significant portion of our revenue is derived from investment management agreements with the Columbia Management family of mutual funds that are terminable on 60 days' notice. In addition, although some contracts governing investment management services are subject to termination for failure to meet performance benchmarks, institutional and individual clients can terminate their relationships with us or our financial advisors at will or on relatively short notice. Our clients can also reduce the aggregate amount of managed assets or shift their funds to other types of accounts with different rate structures, for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences, changes in our (or our financial advisors') reputation in the marketplace, changes in client management or ownership, loss of key investment management personnel and financial market performance. A reduction in managed assets, and the associated decrease in revenues and earnings, could have a material adverse effect on our business. Moreover, if our money market funds experience a decline in market value, we may choose to contribute capital to those funds without consideration, which would result in a loss.

In addition, during periods of unfavorable or stagnating market or economic conditions, the level of individual investor participation in the global markets may also decrease, which would negatively impact the results of our retail businesses. Concerns about current market and economic conditions, declining real estate values and decreased consumer confidence have caused, and in the future may cause, some of our clients to reduce the amount of business they do with us. Fluctuations in global market activity could impact the flow of investment capital into or from assets under management and the way customers allocate capital among money market, equity, fixed maturity or other investment alternatives, which could negatively impact our Asset Management, Advice & Wealth Management and Annuities businesses. Also, during periods of unfavorable economic conditions, unemployment rates can increase, and have increased, which can result in higher loan delinquency and default rates, and this can have a negative impact on our banking business. Uncertain economic conditions and heightened market volatility may also increase the likelihood that clients or regulators present or threaten legal claims, that regulators may increase the frequency and scope of their examinations of us or the financial services industry generally, and that lawmakers may enact new requirements or taxation which can have a material impact on our revenues, expenses or statutory capital requirements.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital.

The capital and credit markets may experience, and have experienced, varying degrees of volatility and disruption. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We need liquidity to pay our operating expenses, interest expenses and dividends on our capital stock. Without sufficient liquidity, we could be required to curtail our operations and our business would suffer.

We believe the level of cash and securities we maintain when combined with expected cash inflows from investments and operations, is adequate to meet anticipated short-term and long-term benefit and expense payment obligations. In the event current resources are insufficient to satisfy our needs, we may access financing sources such as bank debt. The availability of additional financing would depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that our shareholders, customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating organizations take actions against us.

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

We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, hedge funds, insurers, reinsurers and other investment funds and other institutions. The operations of U.S. and global financial services institutions are highly interconnected and a decline in the financial condition of one or more financial services institutions may expose us to credit losses or defaults, limit our access to liquidity or otherwise disrupt the operations of our businesses.

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

Our insurance companies are required by law to be members of the guaranty fund association in every state where they are licensed to do business. In the event of insolvency of one or more unaffiliated insurance companies, our insurance companies could be adversely affected by the requirement to pay assessments to the guaranty fund associations. The financial crisis of 2008 and 2009 and subsequent uncertainty and volatility in the U.S. economy and financial markets have weakened the financial condition of numerous insurers, including insurers currently in receiverships, increasing the risk of triggering guaranty fund assessments.

Third party defaults, bankruptcy filings, legal actions and other events may limit the value of or restrict our access and our clients' access to cash and investments.

Capital and credit market volatility can exacerbate, and has exacerbated, the risk of third party defaults, bankruptcy filings, foreclosures, legal actions and other events that may limit the value of or restrict our access and our clients' access to cash and investments. Although we are not required to do so, we have elected in the past, and we may elect in the future, to compensate clients for losses incurred in response to such events, provide clients with temporary credit or liquidity or other support related to products that we manage, or provide credit liquidity or other support to the financial products we manage. Any such election to provide support may arise from factors specific to our clients, our products or industry-wide factors. If we elect to provide additional support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material and could adversely impact our results of operations. If we were to take such actions we may also restrict or otherwise utilize our corporate assets, limiting our flexibility to use these assets for other purposes, and may be required to raise additional capital.

Changes in the supervision and regulation of the financial industry, both domestically and internationally, could materially impact our results of operations, financial condition and liquidity.

In July 2010, the Dodd-Frank Act was enacted into law. The Dodd-Frank Act calls for sweeping changes in the supervision and regulation of the financial services industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act became effective immediately, though the details of many provisions are subject to additional studies and will not be known until regulatory agencies adopt final rules. The impact of the Dodd-Frank Act on our company, the financial industry and the economy cannot be known until the rules and regulations called for under the Act have been finalized, and, in some cases, implemented over time.

Accordingly, while certain elements of these reforms have yet to be finalized and implemented, the Act has impacted and is expected to further impact the manner in which we market our products and services, manage our company and its operations and interact with regulators, all of which could materially impact our results of operations, financial condition and liquidity. Certain provisions of the Dodd-Frank Act that may impact our business include but are not limited to restrictions on proprietary trading and investing in or sponsoring certain types of funds, the establishment of a fiduciary standard for broker-dealers, the imposition of capital requirements on financial holding companies, the resolution authority granted to the FDIC, changes in regulatory oversight and greater oversight over derivatives instruments and trading. We will need to respond to changes to the framework for the supervision of U.S. financial institutions, including the creation of the Financial Stability Oversight Council ("FSOC") and the transition to the FRB as our consolidated regulator and the OCC as the primary regulator of Ameriprise Bank. For example, if we were to be designated by the FSOC as a systemically important financial institution, we may become subject to additional regulatory oversight and enhanced prudential standards, including those related to capital requirements and risk management standards at the parent company level. To the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.

It is uncertain whether the Dodd-Frank Act, the rules and regulations developed thereunder, or any future legislation designed to stabilize the financial markets, the economy generally, or provide better protections to consumers, will have the desired effect. Any new domestic or international legislation or regulatory changes could require us to change certain business practices, impose additional costs, or otherwise adversely affect our business operations, regulatory reporting relationships, results of operations or financial condition. Consequences may include substantially higher compliance costs as well as material effects on interest rates and foreign exchange rates, which could materially impact our investments, results of operations and liquidity in ways that we cannot predict. In addition, prolonged government support for, and intervention in the management of, private institutions could distort customary and expected commercial behavior on the part of those institutions, adversely impacting us.

Our businesses are regulated heavily, and changes to the laws and regulations applicable to our businesses may have an adverse effect on our operations, reputation and financial condition.

Virtually all aspects of our business, including the activities of our parent company and our various subsidiaries, are subject to various federal, state and international laws and regulations. For a discussion of the regulatory framework in which we operate, see Item 1 of this Annual Report on Form 10-K — "Business — Regulation." Compliance with these applicable laws and regulations is time-consuming and personnel-intensive, and we have invested and will continue to invest substantial resources to ensure compliance by our parent company and our subsidiaries, directors, officers, employees, registered representatives and agents. Any changes to the laws and regulations applicable to our businesses, as well as changes to the interpretation and enforcement of such laws and regulations, may affect our operations and financial condition. Such changes may impact our operations and profitability and the practices of our financial advisors, including with respect to the scope of products and services provided, the manner in which products and services are marketed and sold and the incurrence of additional costs of doing business. The recent economic crisis has resulted in numerous changes to regulation and oversight of the financial industry, the full impact of which has yet to be realized. Any incremental requirements, costs and risks imposed on us in connection with such current or future legislative or regulatory changes, may constrain our ability to market our products and services to potential customers, and could negatively impact our profitability and make it more difficult for us to pursue our growth strategy.

Certain examples of legislative and regulatory changes that may impact our businesses are described below.

The Dodd-Frank Act mandates numerous changes to both the regulatory framework in which financial services companies operate and the specific regulations with which such companies must comply. Amongst the changes to the regulatory framework are the abolishment of the OTS and the transition of its responsibilities to other federal agencies. As a result, the OCC became the primary regulator of Ameriprise Bank and the FRB became the primary regulator of our parent company. We cannot predict how the transition to these new regulatory agencies, or the environment for supervisory expectations or enforcement actions, will impact us.

Some of the changes resulting from rules and regulations called for under the Dodd-Frank Act could present operational challenges and increase costs. For example, in the area of derivatives, higher margin and capital requirements, coupled with more restrictive collateral rules, could impact our ability to effectively manage and hedge risk. Ultimately these complexities and increased costs could have an impact on our ability to offer cost-effective and innovative insurance products to our clients. Similarly, the rules governing the capital requirements of financial institutions, both domestic and international, could have an adverse impact on our ability to allocate capital for strategic business purposes, while increasing costs for consumers of financial services.

Any mandated reductions or restructuring of the fees we charge for our products and services resulting from regulatory initiatives or proceedings could reduce our revenues and earnings. In the years ended December 31, 2011, 2010 and 2009, we earned $1.6 billion, $1.4 billion and $1.2 billion, respectively, in distribution fees. Our own Columbia Management family of mutual funds paid a significant portion of these revenues to us in accordance with plans and agreements of distribution adopted under Rule 12b-1 promulgated under the Investment Company Act. We believe that these fees are a critical element in the distribution of our own mutual funds. In July 2010, the SEC proposed certain measures that would establish a new framework to repeal Rule 12b-1. The proposed changes have been subject to a public comment period and, following any enactment, would be phased in over a number of years. Any industry-wide reduction or restructuring of Rule 12b-1 fees could have a material adverse effect on our ability to distribute our own mutual funds and the fees we receive for distributing other companies' mutual funds, which could, in turn, have a material adverse effect on our revenues and earnings.

We expect that the Department of Labor will reissue proposed regulations in 2012 seeking to change the definition of who is an investment advice fiduciary under ERISA and how such advice can be provided, which applies to both 401(k) plans and IRAs. These proposed regulations will again be subject to a public comment period upon their release. We cannot predict whether or when the regulations may be finalized, or how any final regulations may differ from the previously proposed regulations. If the regulations were to be issued substantially similar to previous drafts, they could impact how we receive fees, as well as how we compensate our advisors and design our investments and services for qualified accounts, which could negatively impact our results of operations.

In October 2011, the FRB, OCC, FDIC and SEC jointly issued a proposed rule that would implement Section 619 of the Dodd-Frank Act (the "Volcker Rule") which contains certain prohibitions and restrictions on the ability of banking entities and their affiliates to engage in proprietary trading and to have certain interests in, or relationships with, a wide variety of investment funds, including but not limited to hedge funds, foreign funds and private equity funds. This proposed rule would significantly impede our ability to launch investment products, including our ability to provide seed capital to US-based and foreign investment funds. We and our subsidiaries would also be prohibited from trading for our own accounts unless such trading qualifies for one of a limited number of exceptions. Additionally, the proposed rule to implement the Volcker Rule has created considerable debate regarding the potential adverse liquidity impact within the financial markets, especially with respect to the trading of non-government fixed income securities. To the extent that liquidity in the financial markets is adversely impacted, we and our clients may experience increased costs and volatility with respect to our business operations and earnings. Significant time and expense will be required to ensure that necessary compliance policies and procedures are implemented and to establish appropriate oversight. The proposed rule could also place U.S. asset managers at a competitive disadvantage in foreign markets. Depending on final parameters of the Volcker Rule, including the breadth of the permitted activities under the Volcker Rule and the nature of the investment funds covered by the prohibitions and limitations under the Volcker Rule, the full impact of the rule on our operations, results and growth strategies cannot be known.

Our insurance companies are subject to state regulation and must comply with statutory reserve and capital requirements. State regulators continually review and update these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices. The NAIC adopted a change to require principles-based reserves for variable annuities at the end of 2009, and continues to discuss moving to a principles-based reserving system for other insurance and annuity products. The requirement for principles-based variable annuity reserves, along with a similar risk-based capital requirement adopted previously, may result in statutory reserves and risk-based capital for variable annuities being more sensitive to changes in equity prices and other market factors. It is not possible at this time to estimate the potential impact of future changes in statutory reserve and capital requirements on our insurance businesses. Further, we cannot predict the effect that proposed federal legislation, such as the option of federally chartered insurers or a mandated federal systemic risk regulator, may have on our insurance businesses or competitors.

The majority of our affiliated advisors are independent contractors. Legislative or regulatory action that redefines the criteria for determining whether a person is an employee or an independent contractor could materially impact our relationships with our advisors and our business, resulting in an adverse effect on our results of operations.

Changes in and the adoption of accounting standards could have a material impact on our financial statements.

We prepare our financial statements in accordance with U.S. generally accepted accounting principles. From time to time, the Financial Accounting Standards Board ("FASB"), the SEC and other regulators change the financial accounting and reporting standards governing the preparation of our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. These changes are difficult to predict, and it is possible that such changes could have a material effect on our financial condition and results of operations.

Defaults in our fixed maturity securities portfolio or consumer credit products could adversely affect our earnings.

Issuers of the fixed maturity securities that we own may default on principal and interest payments. As of December 31, 2011, 5% of our invested assets had ratings below investment-grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings that default on their debt obligations. Default-related declines in the value of our fixed maturity securities portfolio or consumer credit products could cause our net earnings to decline and could also cause us to contribute capital to some of our regulated subsidiaries, which may require us to obtain funding during periods of unfavorable market conditions. Higher delinquency and default rates in our bank's customer loan portfolio could require us to contribute capital to Ameriprise Bank and may result in additional restrictions from our regulators that impact the use and access to that capital.

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

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, the valuation of certain securities may require additional subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that are more sophisticated or require greater estimation, thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Some of our investments are relatively illiquid.

We invest a portion of our owned assets in certain privately placed fixed income securities, mortgage loans, policy loans, limited partnership interests, collateralized debt obligations and restricted investments held by securitization trusts, among others, all of which are relatively illiquid. These asset classes represented 13% of the carrying value of our investment portfolio as of December 31, 2011. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than we would otherwise have been able to realize, or both, which could have an adverse effect on our financial condition and results of operations.

Intense competition and the economics of changes in our product revenue mix and distribution channels could negatively impact our ability to maintain or increase our market share and profitability.

Our businesses operate in intensely competitive industry segments. We compete based on a number of factors, including name recognition, service, the quality of investment advice, investment performance, product features, price, perceived financial strength, claims-paying ability and credit ratings. Our competitors include broker-dealers, banks, asset managers, insurers and other financial institutions. Many of our businesses face competitors that have greater market share, offer a broader range of products, have greater financial resources, or have higher claims-paying ability or credit ratings than we do. Some of our competitors may possess or acquire intellectual property rights that could provide a competitive advantage to them in certain markets or for certain products, which could make it difficult for us to introduce new products and services. Some of our competitors' proprietary products or technology could be similar to our own, and this could result in disputes that could impact our financial condition or results of operations. In addition, over time certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms. This convergence could result in our competitors gaining greater resources, and we may experience pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices.

Historically, our affiliated advisor network (both franchise advisors and those employed by AFSI) provided annuity and insurance products issued almost exclusively (in the case of annuities) or predominantly (in the case of protection products) by our RiverSource Life companies. In 2010, we expanded the offerings available to all of our affiliated advisors to include variable annuities issued by a limited number of unaffiliated insurance companies. As a result of this and further openings of our affiliated advisor network to the products of other companies, we could experience lower sales of our companies' products, higher surrenders, or other developments which might not be fully offset by higher distribution revenues or other benefits, possibly resulting in an adverse effect on our results of operations.

In late 2010, we discontinued the distribution of RiverSource variable annuities through third-party channels. This could impact the persistency of business sold previously through these channels, possibly resulting in the acceleration of DAC amortization or other adverse effects on our results of operations.

A drop in investment performance as compared to our competitors could negatively impact our revenues and profitability.

Investment performance is a key competitive factor for our retail and institutional asset management products and services. Strong investment performance helps to ensure the retention of our products and services by our clients and creates new sales of products and services. It may also result in higher ratings by ratings services such as Morningstar or Lipper, which may further exacerbate the foregoing effects. Strong investment performance and its effects are important elements to our stated goals of growing assets under management and achieving economies of scale.

There can be no assurance as to how future investment performance will compare to our competitors or that historical performance will be indicative of future returns. Any drop or perceived drop in investment performance as compared to our competitors could cause a decline in sales of our mutual funds and other investment products, an increase in redemptions and the termination of institutional asset management relationships. These impacts may reduce our aggregate amount of assets under management and reduce management fees. Poor investment performance could also adversely affect our ability to expand the distribution of our products through unaffiliated third parties. Further, any drop in market share of mutual funds sales by our affiliated advisors may further reduce profits as sales of other companies' mutual funds are less profitable than sales of our proprietary funds.

We may not be able to maintain our unaffiliated third-party distribution channels or the terms by which unaffiliated third parties sell our products.

We distribute certain of our investment products and fixed annuities through unaffiliated third-party advisors and financial institutions. Maintaining and deepening relationships with these unaffiliated distributors is an important part of our growth strategy, as strong third-party distribution arrangements enhance our ability to market our products and to increase our assets under management, revenues and profitability. There can be no assurance that the distribution relationships we have established will continue, as our distribution partners may cease to operate or otherwise terminate their relationship with us. Any such reduction in access to third-party distributors may have a material adverse effect on our ability to market our products and to generate revenue in our Asset Management and Annuities segments.

Access to distribution channels is subject to intense competition due to the large number of competitors and products in the investment advisory and annuities industries. Relationships with distributors are subject to periodic negotiation that may result in increased distribution costs and/or reductions in the number of our products marketed. Any increase in the costs to distribute our products or reduction in the type or number of products made available for sale may have a material effect on our revenues and profitability.

We face intense competition in attracting and retaining key talent.

Our continued success depends to a substantial degree on our ability to attract and retain qualified people. We are dependent on our network of affiliated advisors for a significant portion of the sales of our mutual funds, annuities, face-amount certificates, banking and insurance products. The market for these financial advisors is extremely competitive, as are the markets for qualified and skilled portfolio managers, investment managers, executives and marketing, finance, legal, compliance and other professionals. If we are unable to attract and retain qualified individuals or our recruiting and retention costs increase significantly, our financial condition and results of operations could be materially adversely impacted.

We face risks arising from acquisitions and divestitures.

We have made acquisitions and divestitures in the past and may pursue similar strategic transactions in the future. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing customers of the acquired entities, unforeseen liabilities that arise in connection with the acquired businesses, the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations for the acquired businesses. Risks in divestiture transactions include difficulties in the separation of the disposed business, the failure of counterparties to satisfy payment obligations, unfavorable market conditions that may impact any earnout or contingency payment due to us and unexpected difficulties in losing employees of the disposed business. These risks may prevent us from realizing the expected benefits from acquisitions or divestitures and could result in the failure to realize the full economic value of a strategic transaction or the impairment of goodwill and/or intangible assets recognized at the time of an acquisition.

A failure to protect our reputation could adversely affect our businesses.

Our reputation is one of our most important assets. Our ability to attract and retain customers, investors, employees and affiliated advisors is highly dependent upon external perceptions of our company. Damage to our reputation could cause significant harm to our business and prospects and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, unethical behavior and the misconduct of employees, affiliated advisors and counterparties. Negative perceptions or publicity regarding these matters could damage our reputation among existing and potential customers, investors, employees and affiliated advisors. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.

Our reputation is also dependent on our continued identification of and mitigation against conflicts of interest. As we have expanded the scope of our businesses and our client base, we increasingly have to identify and address potential conflicts of interest, including those relating to our proprietary activities and those relating to our sales of non-proprietary products from manufacturers that have agreed to provide us marketing, sales and account maintenance support. For example, conflicts may arise between our position as a provider of financial planning services and as a manufacturer and/or distributor or broker of asset accumulation, income or insurance products that one of our affiliated advisors may recommend to a financial planning client. We have procedures and controls that are designed to identify, address and appropriately disclose perceived conflicts of interest. However, identifying and appropriately addressing conflicts of interest is complex, and our reputation could be damaged if we fail, or appear to fail, to address conflicts of interest appropriately.

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

Misconduct by our employees and affiliated advisors is difficult to detect and deter and could harm our business, results of operations or financial condition.

Misconduct by our employees and affiliated advisors could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct can occur in each of our businesses and could include: binding us to transactions that exceed authorized limits; hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses; improperly using, disclosing or otherwise compromising confidential information; recommending transactions that are not suitable; engaging in fraudulent or otherwise improper activity; engaging in unauthorized or excessive trading to the detriment of customers; or otherwise not complying with laws, regulations or our control procedures.

We cannot always deter misconduct by our employees and affiliated advisors, and the precautions we take to prevent and detect this activity may not be effective in all cases. Preventing and detecting misconduct among our franchisee advisors who are not employees of our company present additional challenges. We cannot also assure that misconduct by our employees and affiliated advisors will not lead to a material adverse effect on our business, results of operations or financial condition.

Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm our businesses.

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our operations, both domestically and internationally. Various regulatory and governmental bodies have the authority to review our products and business practices and those of our employees and independent financial advisors and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our employees or affiliated advisors, are improper. Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the industries and businesses in which we operate. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. See Item 3 of this Annual Report on Form 10-K — "Legal Proceedings." In or as a result of turbulent times such as those we have experienced, the volume of claims and amount of damages sought in litigation and regulatory proceedings generally increase. Substantial legal liability in current or future legal or regulatory actions could have a material adverse financial effect or cause significant reputational harm, which in turn could seriously harm our business prospects.

A downgrade or a potential downgrade in our financial strength or credit ratings could adversely affect our financial condition and results of operations.

Financial strength ratings, which various ratings organizations publish as a measure of an insurance company's ability to meet contractholder and policyholder obligations, are important to maintain public confidence in our products, the ability to market our products and our competitive position. A downgrade in our financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on our financial condition and results of operations in many ways, including: reducing new sales of insurance products, annuities and investment products; adversely affecting our relationships with our affiliated advisors and third-party distributors of our products; materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders; requiring us to reduce prices for many of our products and services to remain competitive; and adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.

A downgrade in our credit ratings could also adversely impact our future cost and speed of borrowing and have an adverse effect on our financial condition, results of operations and liquidity.

In view of the difficulties experienced recently by many financial institutions, including our competitors in the insurance industry, the ratings organizations have heightened the level of scrutiny that they apply to such institutions and have requested additional information from the companies that they rate. They may increase the frequency and scope of their credit reviews, adjust upward the capital and other requirements employed in the ratings organizations' models for maintenance of ratings levels, or downgrade ratings applied to particular classes of securities or types of institutions. Ratings organizations may also become subject to tighter laws and regulations governing ratings, which may in turn impact ratings assigned to financial institutions.

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

We set prices for RiverSource life insurance and some annuity products based upon expected claim payment patterns, derived from assumptions we make about our policyholders and contractholders, the morbidity rates, or likelihood of sickness, and mortality rates, or likelihood of death. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if morbidity rates are higher, or mortality rates are lower, than our pricing assumptions, we could be required to make greater payments under disability income insurance policies, chronic care riders and immediate annuity contracts than we had projected. The same holds true for long term care policies we previously underwrote to the extent of the risks that we retained. If mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with guaranteed minimum death benefits than we have projected.

The risk that our claims experience may differ significantly from our pricing assumptions is particularly significant for our long term care insurance products notwithstanding our ability to implement future price increases with regulatory approvals. As with life insurance, long term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years. However, as a relatively new product in the market, long term care insurance does not have the extensive claims experience history of life insurance and, as a result, our ability to forecast future claim rates for long term care insurance is more limited than for life insurance. We have sought to moderate these uncertainties to some extent by partially reinsuring long term care policies we previously underwrote and by limiting our present long term care insurance offerings to policies underwritten fully by unaffiliated third-party insurers, and we have also implemented rate increases on certain in force policies as described in Item 1 of this Annual Report on Form 10-K — "Business — Our Segments — Protection — RiverSource Insurance Products — Long Term Care Insurance." We may be required to implement additional rate increases in the future and may or may not receive regulatory approval for the full extent and timing of any rate increases that we may seek.

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

For our long term care insurance and universal life insurance policies with secondary guarantees, as well as variable annuities with guaranteed minimum withdrawal benefits, actual persistency that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain in force longer than we assumed, we could be required to make greater benefit payments than we had anticipated when we priced or partially reinsured these products. Some of our long term care insurance policies have experienced higher persistency and poorer loss experience than we had assumed, which led us to increase premium rates on certain policies.

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

For more information regarding DAC, see Part II, Item 7 of this Annual Report on Form 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Deferred Acquisition Costs and Deferred Sales Inducement Costs" and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting Pronouncements."

The occurrence of natural or man-made disasters and catastrophes could adversely affect our results of operations and financial condition.

The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, severe winter weather, explosions, pandemic disease and man-made disasters, including acts of terrorism, insurrections and military actions, could adversely affect our results of operations or financial condition. Such disasters and catastrophes may damage our facilities, preventing our employees and financial advisors from performing their roles or otherwise disturbing our ordinary business operations and by impacting insurance claims, as described below. Such disasters and catastrophes may also impact us indirectly by changing the condition and behaviors of our customers, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets.

The effects of natural and man-made disasters and catastrophes on certain of our businesses include but are not limited to the following: a catastrophic loss of life may materially increase the amount of or accelerate the timing in which benefits are paid under our insurance policies; significant property damage may materially increase the amount of claims submitted under our property casualty insurance policies; an increase in claims and any resulting increase in claims reserves caused by a disaster may harm the financial condition of our reinsurers, thereby impacting the cost and availability of reinsurance and the probability of default on reinsurance recoveries; and declines and volatility in the financial markets may decrease the value of our assets under management and administration, which would harm our financial condition and reduce our management fees.

We cannot predict the timing and frequency with which natural and man-made disasters and catastrophes may occur, nor can we predict the impact that changing climate conditions may have on the frequency and severity of natural disasters. As such, we cannot be sure that our actions to identify and mitigate the risks associated with such disasters and catastrophes, including predictive modeling, establishing liabilities for expected claims, acquiring insurance and reinsurance and developing business continuity plans, will be effective.

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

We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon such other party's intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could otherwise limit our ability to offer certain product features. Any party that holds such a patent could make a claim of infringement against us. We may also be subject to claims by third parties for breach of copyright, trademark, license usage rights, or misappropriation of trade secret rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed or misappropriated a third party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.

Breaches of security or interference with our technology infrastructure could harm our business.

Our business is reliant upon technology systems and networks, including systems and networks managed by third parties, to process, transmit and store information and to conduct many of our business activities and transactions with clients, affiliated advisors, vendors and other third parties. We are also subject to certain federal and state regulations that require us to establish and maintain policies and procedures designed to protect sensitive client information. Maintaining the integrity of our systems and networks is critical to the success of our business operations, including the retention of affiliated advisors and clients, and to the protection of our proprietary information and our clients' personal information. Accordingly, any breaches or interference with such systems and networks by third parties or by our advisors or employees may have a material adverse impact on our business, financial condition or results of operations.

We have implemented security measures designed to protect against breaches of security and other interference with our systems and networks resulting from attacks by third parties, including hackers, and from employee or advisor error or malfeasance. We also require third party vendors, who in the provision of services to us are provided with or process information pertaining to our business or our clients, to meet certain information security standards. Despite these measures, we cannot assure that our systems and networks will not be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our clients' personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or affiliated advisors or other damage to our business. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to our business, financial condition or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.

Protection from system interruptions and operating errors is important to our business. If we experience a sustained interruption to our telecommunications or data processing systems, or other failure in operational execution, it could harm our business.

System or network interruptions could delay and disrupt our ability to develop, deliver or maintain our products and services, causing harm to our business and reputation and resulting in loss of affiliated advisors, clients or revenue. Interruptions could be caused by operational failures arising from employee or advisor error or malfeasance, interference by third parties, including hackers, our implementation of new technology, as well from our maintenance of existing technology. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process transactions or provide products and services to our clients. These interruptions can include fires, floods, earthquakes and other natural disasters, power losses, equipment failures, failures of internal or vendor software or systems and other events beyond our control. Further, we face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that we use to facilitate or are component providers to our securities transactions and other product manufacturing and distribution activities. These risks are heightened by our deployment in response to both investor interest and evolution in the financial markets of increasingly sophisticated products, such as those which incorporate automatic asset re-allocation, long/short trading strategies or multiple portfolios or funds, and business-driven hedging, compliance and other risk management strategies. Any such failure, termination or constraint could adversely impact our ability to effect transactions, service our clients and manage our exposure to risk.

Risk management policies and procedures may not be fully effective in identifying or mitigating risk exposure in all market environments or against all types of risk, including employee and financial advisor misconduct.

We have devoted significant resources to develop our risk management policies and procedures and will continue to do so. Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. Many of our methods of managing risk and exposures are based upon our use of observed historical market behavior or statistics based on historical models. During periods of market volatility or due to unforeseen events, the historically derived correlations upon which these methods are based may not be valid. As a result, these methods may not predict future exposures accurately, which could be significantly greater than what our models indicate. This could cause us to incur investment losses or cause our hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated.

Moreover, we are subject to the risks of errors and misconduct by our employees and affiliated advisors, such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information. These risks are difficult to detect in advance and deter, and could harm our business, results of operations or financial condition. We are further subject to the risk of nonperformance or inadequate performance of contractual obligations by third-party vendors of products and services that are used in our businesses. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. Insurance and other traditional risk-shifting tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.

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

The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including: changes in expectations concerning our future financial performance and the future performance of the financial services industry in general, including financial estimates and recommendations by securities analysts; differences between our actual financial and operating results and those expected by investors and analysts; our strategic moves and those of our competitors, such as acquisitions, divestitures or restructurings; changes in the regulatory framework of the financial services industry and regulatory action; changes in and the adoption of accounting standards applicable to our businesses and the financial services industry; and changes in general economic or market conditions.

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

Our certificate of incorporation and bylaws and Delaware law contain provisions intended to deter coercive takeover practices and inadequate takeover bids by making them unacceptably expensive to the raider and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others: a board of directors that is divided into three classes with staggered terms, however, in 2010, our shareholders approved an amendment to our certificate of incorporation that provides for the annual election of all directors beginning at our 2013 annual meeting of shareholders; elimination of the right of our shareholders to act by written consent; rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings; the right of our board of directors to issue preferred stock without shareholder approval; and limitations on the right of shareholders to remove directors.

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

Columbia Management leases offices in Boston containing approximately 156,000 square feet under a lease that expires in 2021 and facilities in New York City containing approximately 90,000 square feet under a lease expiring in 2019. In addition, Seligman occupies a space of 11,425 square feet in Menlo Park, California under a lease that expires in 2023, and Columbia Wanger leases 48,000 square feet in Chicago, Illinois under a lease that expires in 2019.

AFSI leases offices containing approximately 84,000 square feet in Detroit, Michigan, under a lease expiring in 2016.

Generally, we lease the premises we occupy in other locations, including the executive and bank offices that we maintain in New York City and branch offices for our employee advisors throughout the United States. We believe that the facilities owned or occupied by our company suit our needs and are well maintained.

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

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company's businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, FINRA, the Federal Reserve Bank, the OCC, the FSA, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company's business activities and practices, and the practices of the Company's financial advisors. During recent periods, the Company has received information requests, exams or inquiries regarding certain matters, including: sales of, or disclosures pertaining to, mutual funds, annuities, equity and fixed income securities, low priced securities, insurance products, brokerage services, financial advice offerings; trading practices within the Company's asset management business; supervision of the Company's financial advisors; company procedures and information security. The Company is also responding to regulatory audits, market conduct examinations and other inquiries (including inquiries from the states of Minnesota and New York) relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

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

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona, and was later transferred to the United States District Court for the District of Minnesota. The plaintiffs alleged that they were investors in several of the Company's mutual funds and they purported to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940 (the '40 Act). The plaintiffs alleged that fees allegedly paid to the defendants by the funds for investment advisory and administrative services were excessive. Plaintiffs seek an order declaring that defendants have violated the '40 Act and awarding unspecified damages including excessive fees allegedly paid plus interest and other costs. On July 6, 2007, the district court granted the Company's motion for summary judgment, dismissing all claims with prejudice. Plaintiffs appealed the district court's decision, and on April 8, 2009, the U.S. Court of Appeals for the Eighth Circuit reversed the district court's decision, and remanded the case for further proceedings. The Company filed with the United States Supreme Court a Petition for Writ of Certiorari to review the judgment of the Court of Appeals in this case in light of the Supreme Court's anticipated review of a similar excessive fee case captioned Jones v. Harris Associates. On March 30, 2010, the Supreme Court issued its ruling in Jones v. Harris Associates, and on April 5, 2010, the Supreme Court vacated the Eighth Circuit's decision in this case and remanded it to the Eighth Circuit for further consideration in light of the Supreme Court's decision in Jones v. Harris Associates. Without any further briefing or argument, on June 4, 2010, the Eighth Circuit remanded the case to the district court for further consideration in light of the Supreme Court's decision in Jones v. Harris Associates. On December 8, 2010, the district court re-entered its July 2007 order granting summary judgment in favor of the Company. Plaintiffs filed a notice of appeal with the Eighth Circuit on January 10, 2011. The Eighth Circuit Court heard oral arguments of the parties on November 17, 2011. The Company is awaiting the Court's ruling.

In November 2010, the Company's J. & W. Seligman & Co. Incorporated subsidiary ("Seligman") received a governmental inquiry regarding an industry insider trading investigation, as previously stated by the Company in general media reporting. The Company continues to cooperate fully with that inquiry. Neither the Company nor Seligman has been accused of any wrongdoing, and the government has confirmed that neither the Company nor any of its affiliated entities is a target of its investigation into potential insider trading.

In October 2011, a putative class action lawsuit entitled Roger Krueger, et al. vs. Ameriprise Financial, et al. was filed in the United States District Court for the District of Minnesota against the Company, certain of its present or former employees and directors, as well as certain fiduciary committees on behalf of participants and beneficiaries of the Ameriprise Financial 401(k) Plan. The alleged class period is from October 1, 2005, to the present. The action alleges that Ameriprise breached fiduciary duties under ERISA by selecting and retaining primarily proprietary mutual funds with allegedly poor performance histories, higher expenses relative to other investment options, and improper fees paid to Ameriprise Financial, Inc. or its subsidiaries. The action also alleges that the Company breached fiduciary duties under ERISA because it used its affiliate Ameriprise Trust Company as the Plan trustee and record-keeper and improperly reaped profits from the sale of the record-keeping business to Wachovia Bank, N.A. Plaintiffs allege over $20 million in damages. On January 17, 2012, all defendants filed a brief and other documents in support of their motion to dismiss the complaint. Plaintiffs filed an amended complaint on February 7, 2012. An amended briefing and hearing schedule for the motion to dismiss this amended complaint will be set by the court.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades principally on The New York Stock Exchange under the trading symbol AMP. As of February 10, 2012, we had approximately 20,549 common shareholders of record. Price and dividend information concerning our common shares may be found in Note 26 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Information regarding our equity compensation plans can be found in Part II, Item 12 of this Annual Report on Form 10-K. Information comparing the cumulative total shareholder return on our common stock to the cumulative total return for certain indices is set forth under the heading "Performance Graph" provided in our 2011 Annual Report to Shareholders and is incorporated herein by reference.

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

Share Repurchases

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the fourth quarter of 2011:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

October 1 to October 31, 2011
Share repurchase program(1)	1,303,667	$42.20	1,303,667	$1,664,100,189
Employee transactions(2)	3,865	$39.36	N/A	N/A
November 1 to November 30, 2011
Share repurchase program(1)	1,507,692	$44.42	1,507,692	$1,597,130,920
Employee transactions(2)	556	$46.56	N/A	N/A
December 1 to December 31, 2011
Share repurchase program(1)	2,650,979	$47.53	2,650,979	$1,471,142,496
Employee transactions(2)	321	$45.48	N/A	N/A
Other transactions(3)	264,493	$49.64	N/A	N/A

Totals
Share repurchase program	5,462,338	$45.38	5,462,338
Employee transactions	4,742	$40.62	N/A
Other transactions	264,493	$49.64	N/A

	5,731,573		5,462,338

N/A Not applicable.

(1)
On June 15, 2011, we announced that our board of directors authorized us to repurchase up to $2.0 billion worth of our common stock through June 28, 2013. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.

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

(3)
Shares reacquired for the partial settlement of a total return swap to economically hedge our exposure to equity price risk of Ameriprise Financial, Inc. common stock granted as part of our Ameriprise Financial Franchise Advisor Deferred Compensation Plan.

 Item 6. Selected Financial Data

The following table sets forth selected consolidated financial information from our audited Consolidated Financial Statements as of December 31, 2011, 2010, 2009, 2008 and 2007 and for the five-year period ended December 31, 2011. On April 30, 2010, we acquired the long-term asset management business of Columbia Management Group. Results presented below include the results of this business after the date of acquisition. The selected financial data presented below should be read in conjunction with our Consolidated Financial Statements and Notes included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years Ended December 31,
	2011	2010	2009	2008	2007(1)

	(in millions, except per share data)
Income Statement Data:
Total net revenues	$10,192	$9,512	$7,397	$6,433	$8,001
Total expenses	8,807	7,878	6,477	6,877	6,982
Income (loss) from continuing operations	$1,030	$1,284	$736	$(100)	$813
Income (loss) from discontinued operations, net of tax	(60)	(24)	1	10	(7)

Net income (loss)	970	1,260	737	(90)	806
Less: Net income (loss) attributable to noncontrolling interests	(106)	163	15	(54)	(8)

Net income (loss) attributable to Ameriprise Financial	$1,076	$1,097	$722	$(36)	$814

Earnings (Loss) Per Share Attributable to Ameriprise Financial, Inc. Common Shareholders:
Basic
Income (loss) from continuing operations	$4.71	$4.36	$2.98	$(0.21)	$3.48
Income (loss) from discontinued operations	(0.25)	(0.10)	—	0.05	(0.03)

Net income (loss)	$4.46	$4.26	$2.98	$(0.16)	$3.45

Diluted
Income (loss) from continuing operations	$4.61	$4.27	$2.95	$(0.21)	$3.42
Income (loss) from discontinued operations	(0.24)	(0.09)	—	0.05	(0.03)

Net income (loss)	$4.37	$4.18	$2.95	$(0.16) (2)	$3.39

Cash Dividends Declared Per Common Share	$1.15	$0.71	$0.68	$0.64	$0.56

	December 31,
	2011	2010	2009	2008	2007

	(in millions)
Balance Sheet Data:(3)
Investments	$38,775	$36,755	$36,642	$27,509	$30,478
Separate account assets	66,780	68,330	58,129	44,746	61,974
Total assets before consolidated investment entities	127,558	124,343	112,687	95,207	108,371
Future policy benefits and claims	31,723	30,208	30,886	29,293	27,446
Separate account liabilities	66,780	68,330	58,129	44,746	61,974
Customer deposits	9,850	8,779	8,554	8,229	6,206
Long-term debt	2,393	2,317	1,868	1,963	2,018
Short-term borrowings	504	397	—	—	—
Total liabilities before consolidated investment entities	117,730	114,205	103,464	89,049	100,808
Total Ameriprise Financial, Inc. shareholders' equity	10,255	10,725	9,269	6,174	7,802

(1)
During 2007, we recorded non-recurring separation costs as a result of our separation from American Express. During the year ended December 31, 2007, $236 million ($154 million after-tax) of such costs were incurred. These costs were primarily associated with establishing the Ameriprise Financial brand, separating and reestablishing our technology platforms and advisor and employee retention programs.

(2)
Diluted shares used in this calculation represent basic shares due to the net loss. Using actual diluted shares would result in anti-dilution.

(3)
Balance Sheet data represents assets and liabilities before consolidated investment entities, as reported on our Consolidated Balance Sheets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the "Forward-Looking Statements," our Consolidated Financial Statements and Notes that follow and the "Consolidated Five-Year Summary of Selected Financial Data" and the "Risk Factors" included in our Annual Report on Form 10-K. Certain reclassifications of prior year amounts have been made to conform to the current presentation. References below to "Ameriprise Financial," the "Company," "we," "us," and "our" refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.

Overview

We are a diversified financial services company with $631 billion in assets under management and administration as of December 31, 2011. We serve individual investors' and institutions' financial needs, hold leadership positions in financial planning, wealth management, retirement, asset management, annuities and insurance, and we maintain a strong operating and financial foundation.

Ameriprise is in a strong position to capitalize on significant demographic and market trends, which we believe will continue to drive increased demand for our services. Our emphasis on deep client-advisor relationships has been central to the success of our business model, including through the extreme market conditions of the past few years, and we believe it will help us navigate future market and economic cycles. We continue to strengthen our position as a retail financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by our leadership in financial planning, a client retention percentage rate of 92%, and our status as a top ten ranked firm within core portions of our four main business segments, including the size of our U.S. advisor force, and assets in long-term U.S. mutual funds, variable annuities and variable universal life ("VUL") insurance.

We offer financial planning, products and services designed to be used as solutions for our clients' cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. Our model for delivering product solutions is built on long-term, personal relationships between our clients and our financial advisors and registered representatives ("affiliated advisors"). Our focus on personal relationships, together with our discipline in financial planning and strengths in product development and advice, allow us to address the evolving financial and retirement-related needs of our clients, including our primary target market segment, the mass affluent and affluent, which we define as households with investable assets of more than $100,000. The financial product solutions we offer through our affiliated advisors include both our own products and services and the products of other companies. Our affiliated advisor network is the primary channel through which we offer our life insurance and annuity products and services, as well as a range of banking and protection products.

Our affiliated advisors are focused on using a financial planning and advisory process designed to provide comprehensive advice that focuses on all aspects of our clients' finances. This approach allows us to recommend actions and a broad range of product solutions, including investment, annuity, insurance, banking and other financial products that can help clients attain a return or form of protection over time while accepting what they determine to be an appropriate range and level of risk. We believe our focus on meeting clients' needs through personal financial planning results in more satisfied clients with deeper, longer lasting relationships with our company and higher retention of our affiliated advisors.

As of December 31, 2011, we had a network of more than 9,700 affiliated advisors. The financial product solutions we offer through our affiliated advisors include both our own products and services and the products of other companies. Our affiliated advisor network is the primary channel through which we offer our life insurance and annuity products and services, as well as a range of banking and protection products. We offer our affiliated advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in delivering advice and product solutions to clients. We believe our comprehensive and client-focused approach not only improves the products and services we provide to their clients, but also allows us to reinvest in enhanced services for clients and increase support for financial advisors.

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

Equity price, credit market and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the "spread" income generated on our annuities, banking and deposit products and universal life ("UL") insurance products, the value of deferred acquisition costs ("DAC") and deferred sales inducement costs ("DSIC") assets, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits.

In June 2009, the Financial Accounting Standards Board updated the accounting standards related to the required consolidation of certain variable interest entities ("VIEs"). We adopted the accounting standard effective January 1, 2010 and recorded as a cumulative change in accounting principle an increase to appropriated retained earnings of consolidated investment entities of $473 million and consolidated approximately $5.5 billion of client assets and $5.1 billion of liabilities in VIEs onto our Consolidated Balance Sheets that were not previously consolidated. Management views the VIE assets as client assets and the liabilities have recourse only to those assets. While the economics of our business have not changed, the financial statements were impacted. Prior to adoption, we consolidated certain property funds and hedge funds. These entities and the VIEs consolidated as of January 1, 2010, are defined as consolidated investment entities ("CIEs"). Changes in the valuation of the CIE assets and liabilities impact pretax income. The net income (loss) of the CIEs is reflected in net income (loss) attributable to noncontrolling interests. The results of operations of the CIEs are reflected in the Corporate & Other segment. On a consolidated basis, the management fees we earn for the services we provide to the CIEs and the related general and administrative expenses are eliminated and the changes in the assets and liabilities related to the CIEs, primarily debt and underlying syndicated loans, are reflected in net investment income. We continue to include the fees in the management and financial advice fees line within our Asset Management segment.

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

Net revenues increased $680 million, or 7%, to $10.2 billion for the year ended December 31, 2011 compared to $9.5 billion for the prior year. Operating net revenues exclude net realized gains or losses and revenues or losses of the CIEs and include the fees we earn from services provided to the CIEs. Operating net revenues increased $933 million, or 10%, to $10.1 billion for the year ended December 31, 2011 compared to $9.1 billion for the prior year.

Net income from continuing operations attributable to Ameriprise Financial per diluted share increased $0.34, or 8%, to $4.61 for the year ended December 31, 2011 compared to $4.27 for the prior year. Operating earnings exclude net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs. Operating earnings per diluted share increased $0.47, or 10%, to $5.00 for the year ended December 31, 2011 compared to $4.53 for the prior year.

Return on equity from continuing operations excluding accumulated other comprehensive income was 11.5% for the twelve months ended December 31, 2011 compared to 11.6% for the prior year. Operating return on equity is calculated using operating earnings for the last twelve months in the numerator and the average Ameriprise Financial, Inc. shareholders' equity from continuing operations excluding the impact of consolidating CIEs and accumulated other comprehensive income as of the last day of the trailing four quarters and the current quarter in the denominator. Operating return on equity excluding CIEs and accumulated other comprehensive income was 13.2% for the twelve months ended December 31, 2011 compared to 12.9% for the prior year.

On April 30, 2010, we acquired the long-term asset management business of Columbia Management Group from Bank of America (the "Columbia Management Acquisition"). The acquisition, the integration of which is expected to be completed in 2012, has enhanced the scale and performance of our retail mutual fund and institutional asset management businesses. We incurred pretax non-recurring integration costs related to the Columbia Management Acquisition of $95 million for the year ended December 31, 2011. In total, we have incurred $202 million of pretax non-recurring integration costs through December 31, 2011. These costs include system integration costs, proxy and other regulatory filing costs, employee reduction and retention costs, and investment banking, legal and other acquisition costs.

During the fourth quarter of 2011, we sold Securities America Financial Corporation and its subsidiaries (collectively, "Securities America") to Ladenburg Thalmann Financial Services, Inc. for $150 million in cash and potential future payments if Securities America reaches certain financial criteria. The results of Securities America have been presented as discontinued operations for all periods presented and the related assets and liabilities have been classified as held for sale.

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

Valuation of Investments

The most significant component of our investments is our Available-for-Sale securities, which we carry at fair value within our Consolidated Balance Sheets. The fair value of our Available-for-Sale securities at December 31, 2011 was primarily obtained from third-party pricing sources. We record unrealized securities gains (losses) in accumulated other comprehensive income (loss), net of impacts to DAC, DSIC, certain benefit reserves and income taxes. We recognize gains and losses in results of operations upon disposition of the securities.

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

Deferred Acquisition Costs and Deferred Sales Inducement Costs

For our annuity and life, disability income and long term care insurance products, our DAC and DSIC balances at any reporting date are supported by projections that show management expects there to be adequate premiums or estimated gross profits after that date to amortize the remaining DAC and DSIC balances. These projections are inherently uncertain because they require management to make assumptions about financial markets, anticipated mortality and morbidity levels and policyholder behavior over periods extending well into the future. Projection periods used for our annuity products are typically 30 to 50 years. Projection periods for our life insurance and long term care insurance products are often 50 years or longer and projection periods for our disability income products can be up to 45 years. Management regularly monitors financial market conditions and actual policyholder behavior experience and compares them to its assumptions.

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

The client asset value growth rates are the rates at which variable annuity and VUL insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. The long-term client asset value growth rates are based on assumed gross annual returns of 9% for equity funds and 6% for fixed income funds. We typically use a five-year mean reversion process as a guideline in setting near-term equity fund growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near-term equity fund growth rate is reviewed quarterly to ensure consistency with management's assessment of anticipated equity market performance.

A decrease of 100 basis points in various rate assumptions is likely to result in an increase in DAC and DSIC amortization and an increase in benefits and claims expense from variable annuity guarantees. The following table presents the estimated impact to current period pretax income:

Estimated Impact to Pretax Income(1)

(in millions)
Decrease in future near and long-term fixed income returns by 100 basis points	$(38)
Decrease in future near-term equity fund growth returns by 100 basis points	$(37)
Decrease in future long-term equity fund growth returns by 100 basis points	(27)

Decrease in future near and long-term equity returns by 100 basis points	$(64)

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

The embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions are recorded at fair value. See Note 14 to our Consolidated Financial Statements for information regarding the fair value measurement of embedded derivatives. The liability for the life contingent benefits associated with GMWB provisions is determined in the same way as the GMDB liability. Significant assumptions made in projecting future benefits and fees relate to persistency and benefit utilization. As with DAC, management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year. The changes in both the fair values of the GMWB and GMAB embedded derivatives and the liability for life contingent benefits are reflected in benefits, claims, losses and settlement expenses.

Liabilities for equity indexed annuities are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.25% to 9.5% at December 31, 2011, depending on year of issue, with an average rate of approximately 5.47%.

Life, Disability Income and Long Term Care Insurance

Future policy benefits and claims related to life, disability income and long term care insurance include liabilities for fixed account values on fixed and variable universal life policies, liabilities for indexed accounts of indexed universal life ("IUL") products, liabilities for unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, disability income and long term care policies as claims are incurred in the future.

Liabilities for fixed account values on fixed and variable universal life insurance are equal to accumulation values. Accumulation values are the cumulative gross deposits and credited interest less various contractual expense and mortality charges and less amounts withdrawn by policyholders.

Liabilities for indexed accounts of IUL products are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.

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

The liability for these future losses is determined by estimating the death benefits in excess of account value and recognizing the excess over the estimated meaningful life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). See Note 10 to our Consolidated Financial Statements for information regarding the liability for contracts with secondary guarantees.

Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported disability income and long term care claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits. Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for our experience. Interest rates used with disability income claims ranged from 3.0% to 8.0% at December 31, 2011, with an average rate of 4.5%. Interest rates used with long term care claims ranged from 4.0% to 7.0% at December 31, 2011, with an average rate of 4.2%.

Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.

Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, disability income and long term care policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on our experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life ranged from 4.0% to 10.0% at December 31, 2011, depending on policy form, issue year and policy duration. Anticipated interest rates for disability income policies ranged from 4.0% to 7.5% at December 31, 2011, depending on policy form, issue year and policy duration. Anticipated interest rates for long term care policy reserves can vary by plan and year and ranged from 5.8% to 9.4% at December 31, 2011.

Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverable within receivables.

Derivative Instruments and Hedging Activities

We use derivative instruments to manage our exposure to various market risks. Examples include index options, interest rate swaps and swaptions, total return swaps, and futures that economically hedge the equity and interest rate exposure of derivatives embedded in certain annuity, life and certificate liabilities, as well as exposure to price risk arising from affiliated mutual fund seed money investments. All derivatives are recorded at fair value. The fair value of our derivative instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market observable inputs to the extent available.

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

Our policy is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. For derivative instruments that do not qualify for hedge accounting or are not designated as accounting hedges, changes in fair value are recognized in current period earnings. The changes in fair value of derivatives hedging variable annuity living benefits and certain variable annuity death benefits, when applicable, are included within benefits, claims, losses and settlement expenses. The changes in fair value of derivatives hedging equity indexed annuities and IUL products are included within interest credited to fixed accounts and the changes in fair value of derivatives hedging stock market certificates are included within banking and deposit interest expense. The changes in fair value of derivatives hedging equity price risk of Ameriprise Financial, Inc. common stock granted as part of the Ameriprise Financial Franchise Advisor Deferred Equity Plan are included in distribution expenses. The changes in fair value of all other derivatives that do not qualify for hedge accounting or are not designated as hedges are a component of net investment income.

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

For further details on the types of derivatives we use and how we account for them, see Note 2 and Note 15 to our Consolidated Financial Statements.

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

We are required to establish a valuation allowance for any portion of our deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Management may need to identify and implement appropriate planning strategies to ensure our ability to realize our deferred tax assets and avoid the establishment of a valuation allowance with respect to such assets. Management believes it is more likely than not that we will not realize the full benefit of certain state net operating losses, and therefore a valuation allowance of $5 million has been established as of December 31, 2011.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations and financial condition, see Note 2 to our Consolidated Financial Statements.

We adopted new accounting rules for the deferral of insurance and annuity acquisition costs on January 1, 2012 on a retrospective basis. The change reduced our DAC asset by $2.0 billion, which decreased retained earnings by $1.4 billion after-tax. The retrospective adoption increased our return on equity from continuing operations excluding accumulated other comprehensive income by 2.4% for the twelve months ended December 31, 2011. The adoption will not impact our strong excess capital position or cash flow. We estimate that the adoption will have a marginal impact to operating earnings in 2012.

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

Our management fees are generally accrued daily and collected monthly. A significant portion of our management fees are calculated as a percentage of the fair value of our managed assets. The substantial majority of our managed assets are valued by third party pricing services vendors based upon observable market data. The selection of our third party pricing services vendors and the reliability of their prices are subject to certain governance procedures, such as exception reporting, subsequent transaction testing, and annual due diligence of our vendors, which includes assessing the vendor's valuation qualifications, control environment, analysis of asset-class specific valuation methodologies and understanding of sources of market observable assumptions.

Several of our mutual funds had a performance incentive adjustment ("PIA"). The PIA increased or decreased the level of management fees received based on the specific fund's relative performance as measured against a designated external index. We discontinued the PIA earned by our domestic mutual funds during 2011. We recognized PIA revenue monthly on a 12 month rolling performance basis. We may also receive performance-based incentive fees from hedge funds, Threadneedle Open Ended Investment Companies ("OEICs"), or other structured investments that we manage. The annual performance fees for structured investments are recognized as revenue at the time the performance fee is finalized or no longer subject to adjustment. All other performance fees are based on a full contract year and are final at the end of the contract year. Any performance fees received are not subject to repayment or any other clawback provisions and approximately 1% of managed assets as of December 31, 2011 are subject to "high water marks" whereby we will not earn incentive fees even if the fund has positive returns until it surpasses the previous high water mark. Employee benefit plan and institutional investment management and administration services fees are negotiated and are also generally based on underlying asset values. Fees from financial planning and advice services are recognized when the financial plan is delivered.

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

Net Investment Income

Net investment income primarily includes interest income on fixed maturity securities classified as Available-for-Sale, commercial mortgage loans, policy loans, consumer loans, other investments and cash and cash equivalents; the changes in fair value of trading securities, certain derivatives and certain assets and liabilities of consolidated investment entities; the pro rata share of net income or loss on equity method investments; and realized gains and losses on the sale of securities and charges for other-than-temporary impairments of investments related to credit losses. Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale and commercial mortgage loans so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term. Realized gains and losses on securities, other than trading securities and equity method investments, are recognized using the specific identification method on a trade date basis.

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

Other Revenues

Other revenues include certain charges assessed on fixed and variable universal life insurance and annuities, which consist of cost of insurance charges, net of reinsurance premiums and cost of reinsurance for UL insurance products, variable annuity guaranteed benefit rider charges and administration charges against contractholder accounts or balances. Premiums paid by fixed and variable universal life policyholders and annuity contractholders are considered deposits and are not included in revenue. Other revenues also include revenues related to certain consolidated limited partnerships.

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

Interest Credited to Fixed Accounts

Interest credited to fixed accounts represents amounts earned by contractholders and policyholders on fixed account values associated with fixed and variable universal life and annuity contracts. The changes in fair value of equity indexed annuity and IUL embedded derivatives and the derivatives hedging these products are included within interest credited to fixed accounts.

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

Amortization of DAC

Direct sales commissions and other costs capitalized as DAC are amortized over time. For annuity and UL contracts, DAC are amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business. For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period. For certain mutual fund products, DAC are generally amortized over fixed periods on a straight-line basis adjusted for redemptions. See "Deferred Acquisition Costs and Deferred Sales Inducement Costs" under "Critical Accounting Policies" for further information on DAC.

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

Assets Under Management and Administration

Assets under management ("AUM") include assets for which we provide investment management services, such as the assets of the Columbia funds and Threadneedle funds, assets of institutional clients and assets of clients in our affiliated advisor platform held in wrap accounts as well as assets managed by sub-advisers selected by us. AUM also includes certain assets on our Consolidated Balance Sheets for which we provide investment management services and recognize management fees in our Asset Management segment, such as the assets of the general account, RiverSource Variable Product funds held in separate accounts of our life insurance subsidiaries and client assets of CIEs. These assets do not include assets under advisement, for which we provide model portfolios but do not have full discretionary investment authority.

Assets under administration ("AUA") include assets for which we provide administrative services such as client assets invested in other companies' products that we offer outside of our wrap accounts. These assets include those held in clients' brokerage accounts. We generally record fees received from administered assets as distribution fees. We do not exercise management discretion over these assets and do not earn a management fee. These assets are not reported on our Consolidated Balance Sheets. AUA also includes certain assets on our Consolidated Balance Sheets for which we do not provide investment management services and do not recognize management fees, such as investments in non-affiliated funds held in the separate accounts of our life insurance subsidiaries. These assets do not include assets under advisement, for which we provide model portfolios but do not have full discretionary investment authority.

The following table presents detail regarding our AUM and AUA:

	December 31,
	2011	2010	Change

	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$104.7	$97.5	7%
Asset Management AUM	435.5	456.8	(5)
Eliminations	(12.6)	(12.4)	(2)

Total Assets Under Management	527.6	541.9	(3)
Total Assets Under Administration	103.7	105.6	(2)

Total AUM and AUA	$631.3	$647.5	(3)%

Total AUM decreased $14.3 billion, or 3%, to $527.6 billion as of December 31, 2011 compared to the prior year primarily due to Asset Management AUM net outflows, partially offset by wrap account net inflows.

Consolidated Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

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

The following table presents our consolidated results of operations:

	Years Ended December 31,
	2011			2010

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions)
Revenues
Management and financial advice fees	$4,537	$(49)	$4,586	$3,784	$(38)	$3,822	$764	20%
Distribution fees	1,573	—	1,573	1,447	—	1,447	126	9
Net investment income	2,046	97	1,949	2,309	308	2,001	(52)	(3)
Premiums	1,220	—	1,220	1,179	—	1,179	41	3
Other revenues	863	94	769	863	125	738	31	4

Total revenues	10,239	142	10,097	9,582	395	9,187	910	10
Banking and deposit interest expense	47	—	47	70	—	70	(23)	(33)

Total net revenues	10,192	142	10,050	9,512	395	9,117	933	10

Expenses
Distribution expenses	2,497	—	2,497	2,065	—	2,065	432	21
Interest credited to fixed accounts	853	—	853	909	—	909	(56)	(6)
Benefits, claims, losses and settlement expenses	1,557	67	1,490	1,750	9	1,741	(251)	(14)
Amortization of deferred acquisition costs	618	(8)	626	127	16	111	515	NM
Interest and debt expense	317	221	96	290	181	109	(13)	(12)
General and administrative expense	2,965	116	2,849	2,737	129	2,608	241	9

Total expenses	8,807	396	8,411	7,878	335	7,543	868	12
Income from continuing operations before income tax provision	1,385	(254)	1,639	1,634	60	1,574	65	4
Income tax provision	355	(52)	407	350	(36)	386	21	5

Income from continuing operations	1,030	(202)	1,232	1,284	96	1,188	44	4
Loss from discontinued operations, net of tax	(60)	(60)	—	(24)	(24)	—	—	—

Net income	970	(262)	1,232	1,260	72	1,188	44	4
Less: Net income (loss) attributable to non- controlling interests	(106)	(106)	—	163	163	—	—	—

Net income attributable to Ameriprise Financial	$1,076	$(156)	$1,232	$1,097	$(91)	$1,188	$44	4%

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

The following table presents the components of the adjustments in the table above:

	Years Ended December 31,
	2011			2010

	CIEs	Other Adjustments(1)	Total Adjustments	CIEs	Other Adjustments(1)	Total Adjustments

	(in millions)
Revenues
Management and financial advice fees	$(49)	$—	$(49)	$(38)	$—	$(38)
Distribution fees	—	—	—	—	—	—
Net investment income	91	6	97	275	33	308
Premiums	—	—	—	—	—	—
Other revenues	94	—	94	125	—	125

Total revenues	136	6	142	362	33	395
Banking and deposit interest expense	—	—	—	—	—	—

Total net revenues	136	6	142	362	33	395

Expenses
Distribution expenses	—	—	—	—	—	—
Interest credited to fixed accounts	—	—	—	—	—	—
Benefits, claims, losses and settlement expenses	—	67	67	—	9	9
Amortization of deferred acquisition costs	—	(8)	(8)	—	16	16
Interest and debt expense	221	—	221	181	—	181
General and administrative expense	21	95	116	18	111	129

Total expenses	242	154	396	199	136	335
Income from continuing operations before income tax provision	(106)	(148)	(254)	163	(103)	60
Income tax provision	—	(52)	(52)	—	(36)	(36)

Income from continuing operations	(106)	(96)	(202)	163	(67)	96
Loss from discontinued operations, net of tax	—	(60)	(60)	—	(24)	(24)

Net income	(106)	(156)	(262)	163	(91)	72
Less: Net income (loss) attributable to noncontrolling interests	(106)	—	(106)	163	—	163

Net income attributable to Ameriprise Financial	$—	$(156)	$(156)	$—	$(91)	$(91)

(1)
Other adjustments include net realized gains or losses; the market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; and income (loss) from discontinued operations.

The following table presents a reconciliation of operating earnings per diluted share:

	Years Ended December 31,		Per Diluted Share Years Ended December 31,

	2011	2010	2011	2010

	(in millions, except per share amounts)
Income from continuing operations	$1,030	$1,284
Less: Net income (loss) attributable to noncontrolling interests	(106)	163

Net income from continuing operations attributable to Ameriprise Financial	1,136	1,121	$4.61	$4.27
Loss from discontinued operations, net of tax	(60)	(24)	(0.24)	(0.09)

Net income attributable to Ameriprise Financial	1,076	1,097	4.37	4.18
Operating adjustments, after-tax	156	91	0.63	0.35

Operating earnings	$1,232	$1,188	$5.00	$4.53

Weighted average common shares outstanding:
Basic	241.4	257.4
Diluted	246.3	262.3

The following table presents a reconciliation of operating return on equity excluding CIEs and accumulated other comprehensive income:

	Twelve Months Ended December 31,
	2011	2010

	(in millions)
Net income from continuing operations attributable to Ameriprise Financial	$1,136	$1,121
Less: Adjustments(1)	(96)	(67)

Operating earnings	$1,232	$1,188

Total Ameriprise Financial, Inc. shareholders' equity	$10,470	$10,309
Less: Assets and liabilities held for sale	29	102
Less: Accumulated other comprehensive income, net of tax	603	540

Total Ameriprise Financial, Inc. shareholders' equity from continuing operations excluding AOCI	9,838	9,667
Less: Equity impacts attributable to CIEs	478	455

Operating equity	$9,360	$9,212

Return on equity from continuing operations, excluding AOCI	11.5%	11.6%
Operating return on equity excluding CIEs and AOCI(2)	13.2%	12.9%

(1)
Adjustments reflect the trailing twelve months' sum of after-tax net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of hedges, DAC and DSIC amortization; and integration and restructuring charges.

(2)
Operating return on equity excluding accumulated other comprehensive income is calculated using the trailing twelve months of earnings excluding the after-tax net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of hedges, DAC and DSIC amortization; integration and restructuring charges; and discontinued operations in the numerator, and Ameriprise Financial, Inc. shareholders' equity excluding accumulated other comprehensive income; the impact of CIEs; and the assets and liabilities held for sale using a five point average of quarter-end equity in the denominator.

Overall

Net income attributable to Ameriprise Financial decreased $21 million, or 2%, to $1.1 billion for the year ended December 31, 2011 compared to $1.1 billion for the prior year. Net income from continuing operations attributable to Ameriprise Financial increased $15 million, or 1%, to $1.1 billion for the year ended December 31, 2011 compared to $1.1 billion for the prior year. Loss from discontinued operations, net of tax, of $60 million for the year ended December 31, 2011 included a $77 million after-tax charge related to previously disclosed legal expenses and a $14 million after-tax gain on the sale of Securities America. Operating earnings exclude net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; income (loss) of discontinued operations; and the impact of consolidating CIEs. Operating earnings increased $44 million, or 4%, to $1.2 billion for the year ended December 31, 2011 compared to $1.2 billion for the prior year reflecting higher revenues from business growth and an additional four months of Columbia Management results, partially offset by the impact of updating valuation assumptions and models, the market impacts on DAC and DSIC amortization and the negative impact of the low interest rate environment. The market impact on DAC and DSIC amortization was a $17 million pretax charge for the year ended December 31, 2011 compared to a $34 million pretax benefit for the prior year.

Operating earnings will continue to be negatively impacted by the ongoing low interest rate environment in 2012. In addition to continuing spread compression in our interest sensitive product lines throughout the year, there is also the potential for interest rate related impacts to DAC and DSIC amortization and the level of reserves as a result of our ongoing review of various actuarial related assumptions, which could be material.

The total pretax impacts on our revenues and expenses for 2011 attributable to the review of valuation assumptions and models on an operating basis were as follows:

Segment Pretax Benefit (Charge)	Other Revenues	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total

	(in millions)
Valuation assumptions and model changes:
Annuities	$—	$40	$(65)	$(25)
Protection	(20)	4	2	(14)

Total	$(20)	$44	$(63)	$(39)

The total pretax impacts on our revenues and expenses for 2010 attributable to the review of valuation assumptions and models on an operating basis were as follows:

Segment Pretax Benefit (Charge)	Other Revenues	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total

	(in millions)
Valuation assumptions and model changes:
Annuities	$—	$(256)	$353	$97
Protection	(20)	(44)	22	(42)

Total	$(20)	$(300)	$375	$55

Net Revenues

Net revenues increased $680 million, or 7%, to $10.2 billion for the year ended December 31, 2011 compared to $9.5 billion for the prior year. Operating net revenues exclude net realized gains or losses and revenues or losses of the CIEs and include the fees we earn from services provided to the CIEs. Operating net revenues increased $933 million, or 10%, to $10.1 billion for the year ended December 31, 2011 compared to $9.1 billion for the prior year driven by growth in asset-based fees from net inflows in wrap account assets, the Columbia Management Acquisition and increased client activity.

Management and financial advice fees increased $753 million, or 20%, to $4.5 billion for the year ended December 31, 2011 compared to $3.8 billion for the prior year. Operating management and financial advice fees include the fees we earn from services provided to the CIEs. Operating management and financial advice fees increased $764 million, or 20%, to $4.6 billion for the year ended December 31, 2011 compared to $3.8 billion for the prior year primarily due to an additional four months of business resulting from the Columbia Management Acquisition, as well as higher wrap account fees and variable annuity fees. Wrap account assets increased $5.9 billion, or 6%, to $103.4 billion at December 31, 2011 compared to the prior year due to net inflows. Average variable annuities contract accumulation values increased $6.4 billion, or 12%, from the prior year due to higher average equity market levels, as well as net inflows.

Distribution fees increased $126 million, or 9%, to $1.6 billion for the year ended December 31, 2011 compared to $1.4 billion for the prior year primarily due to higher asset-based fees driven by the Columbia Management Acquisition and net inflows in wrap account assets, as well as increased client activity.

Net investment income decreased $263 million, or 11%, to $2.0 billion for the year ended December 31, 2011 compared to $2.3 billion for the prior year. Net investment income for the year ended December 31, 2011 included a $91 million gain for changes in the assets and liabilities of CIEs, primarily debt and underlying syndicated loans, compared to a $275 million gain in the prior year. Operating net investment income excludes net realized gains or losses and changes in the assets and liabilities of CIEs. Operating net investment income decreased $52 million, or 3%, to $1.9 billion for the year ended December 31, 2011 compared to $2.0 billion for the prior year primarily due to a decrease in investment income on fixed maturity securities driven by lower invested assets and lower interest rates. The decrease in invested assets compared to the prior year resulted from net outflows in certificates driven by the low interest rate environment and lower investments in annuity general account assets due to the implementation of changes to the Portfolio Navigator program in the second quarter of 2010 and lower interest sensitive fixed annuity account balances. These negative impacts were partially offset by $43 million of additional bond discount accretion investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities in the third quarter of 2011.

Premiums increased $41 million, or 3%, to $1.2 billion for the year ended December 31, 2011 compared to $1.2 billion for the prior year primarily due to growth in Auto and Home premiums driven by higher volumes, as well as higher sales of immediate annuities with life contingencies. Auto and Home policy counts increased 7% period-over-period.

Other revenues remained flat at $863 million for the year ended December 31, 2011 compared to the prior year. Operating other revenues exclude revenues of the CIEs. Operating other revenues increased $31 million, or 4%, to $769 million for the year ended December 31, 2011 compared to $738 million for the prior year due to higher fees from variable annuity guarantees driven by higher in force amounts. During the second quarter of 2011, we reclassified from accumulated other comprehensive income into earnings a $27 million gain on an interest rate hedge put in place in anticipation of issuing debt between December 2010 and June 2011. Operating other revenues for the year ended December 31, 2010 included a $25 million benefit from payments related to the Reserve Funds matter in the first quarter of 2010.

Banking and deposit interest expense decreased $23 million, or 33%, to $47 million for the year ended December 31, 2011 compared to $70 million for the prior year primarily due to lower certificate balances, as well as a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $929 million, or 12%, to $8.8 billion for the year ended December 31, 2011 compared to $7.9 billion for the prior year. Operating expenses exclude the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; and expenses of the CIEs. Operating expenses increased $868 million, or 12%, to $8.4 billion for the year ended December 31, 2011 compared to $7.5 billion for the prior year primarily due to the impact of updating valuation assumptions and models, the market impact on DAC and DSIC amortization, and increases in distribution expenses and general and administrative expense.

Distribution expenses increased $432 million, or 21%, to $2.5 billion for the year ended December 31, 2011 compared to $2.1 billion for the prior year as a result of the Columbia Management Acquisition, as well as higher advisor compensation from business growth.

Interest credited to fixed accounts decreased $56 million, or 6%, to $853 million for the year ended December 31, 2011 compared to $909 million for the prior year driven by lower average variable annuities fixed sub-account balances and a lower average crediting rate on interest sensitive fixed annuities, as well as lower average fixed annuity account balances. Average variable annuities fixed sub-account balances decreased $580 million, or 11%, to $4.8 billion for the year ended December 31, 2011 compared to the prior year primarily due to the implementation of changes to the Portfolio Navigator program in the second quarter of 2010. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.7% for the year ended December 31, 2011 compared to 3.8% for the prior year. Average fixed annuities contract accumulation values decreased $265 million, or 2%, to $14.3 billion for the year ended December 31, 2011 compared to the prior year due to outflows.

Benefits, claims, losses and settlement expenses decreased $193 million, or 11%, to $1.6 billion for the year ended December 31, 2011 compared to $1.8 billion for the prior year. Operating benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges and DSIC amortization, decreased $251 million, or 14%, to $1.5 billion for the year ended December 31, 2011 compared to $1.7 billion for the prior year. Operating benefits, claims, losses and settlement expenses for the year ended December 31, 2011 included a benefit of $44 million from updating valuation assumptions and models compared to an expense of $300 million in the prior year. Benefits, claims, losses and settlement expenses related to our Auto and Home business increased from the prior year primarily due to $45 million of catastrophe losses in 2011 compared to $29 million in 2010, as well as higher auto liability reserves. Benefits, claims, losses and settlement expenses related to our immediate annuities with life contingencies increased from the prior year due to an unfavorable change in reserves primarily driven by higher premiums. In addition, benefits, claims, losses and settlement expenses increased as a result of higher UL claims and an increase in ongoing reserve levels for UL products with secondary guarantees compared to the prior year. The market impact to DSIC was an expense of $2 million in 2011 compared to a benefit of $3 million in the prior year. Benefits, claims, losses and settlement expenses for the prior year included a $21 million expense, net of DSIC, as a result of the implementation of changes to the Portfolio Navigator program.

Amortization of DAC increased $491 million to $618 million for the year ended December 31, 2011 compared to $127 million for the prior year. Operating amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, increased $515 million to $626 million for the year ended December 31, 2011 compared to $111 million for the prior year primarily due to the impact of updating valuation assumptions and models, as well as the market impact on amortization of DAC. Operating amortization of DAC in 2011 included an expense of $63 million from updating valuation assumptions and models compared to a benefit of $375 million in the prior year. The market impact on amortization of DAC was an expense of $15 million in 2011 compared to a benefit of $31 million in the prior year. Amortization of DAC for the year ended December 31, 2010 included a benefit of $19 million as a result of the implementation of changes to the Portfolio Navigator program.

Interest and debt expense increased $27 million, or 9%, to $317 million for the year ended December 31, 2011 compared to $290 million for the prior year. Operating interest and debt expense, which excludes interest expense on CIE debt, decreased $13 million, or 12%, to $96 million for the year ended December 31, 2011 compared to $109 million in the prior year primarily due to lower average debt balances.

General and administrative expense increased $228 million, or 8%, to $3.0 billion for the year ended December 31, 2011 compared to $2.7 billion for the prior year. Operating general and administrative expense excludes integration and restructuring charges and expenses of the CIEs. Integration and restructuring charges decreased $16 million to $95 million for the year ended December 31, 2011 compared to $111 million for the prior year. Operating general and administrative expense increased $241 million, or 9%, to $2.8 billion for the year ended December 31, 2011 compared to $2.6 billion for the prior year primarily reflecting an additional four months of ongoing expenses from the Columbia Management Acquisition, as well as higher compensation expense and an increase in advertising and investment spending compared to the prior year.

Income Taxes

Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 25.6% for the year ended December 31, 2011, compared to 21.5% for the prior year. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 23.8% for the years ended December 31, 2011 and 2010. Our operating effective tax rate was 24.8% for the year ended December 31, 2011, compared to 24.5% for the prior year.

It is possible there will be corporate tax reform in the next few years. While impossible to predict, corporate tax reform is likely to include a reduction in the corporate tax rate coupled with reductions in tax preferred items. Potential tax reform may also affect the U.S. tax rules regarding international operations. Any changes could have a material impact on our income tax expense and deferred tax balances.

The following table presents a reconciliation of our operating effective tax rate:

	Years Ended December 31,
	2011		2010

	GAAP	Operating	GAAP	Operating

	(in millions)
Income from continuing operations before income tax provision	$1,385	$1,639	$1,634	$1,574
Less: Pretax income (loss) attributable to noncontrolling interests	(106)	—	163	—

Income from continuing operations before income tax provision excluding CIEs	$1,491	$1,639	$1,471	$1,574

Income tax provision from continuing operations	$355	$407	$350	$386
Effective tax rate	25.6%	24.8%	21.5%	24.5%
Effective tax rate excluding noncontrolling interests	23.8%	24.8%	23.8%	24.5%

Results of Operations by Segment

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table presents summary financial information by segment:

	Years Ended December 31,
	2011			2010

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating

	(in millions)
Advice & Wealth Management
Net revenues	$3,708	$(5)	$3,713	$3,343	$1	$3,342
Expenses	3,307	—	3,307	3,027	7	3,020

Pretax income	$401	$(5)	$406	$316	$(6)	$322

Asset Management
Net revenues	$2,900	$3	$2,897	$2,368	$3	$2,365
Expenses	2,464	95	2,369	2,050	95	1,955

Pretax income	$436	$(92)	$528	$318	$(92)	$410

Annuities
Net revenues	$2,631	$1	$2,630	$2,500	$9	$2,491
Expenses	2,110	59	2,051	1,852	25	1,827

Pretax income	$521	$(58)	$579	$648	$(16)	$664

Protection
Net revenues	$2,072	$3	$2,069	$2,047	$1	$2,046
Expenses	1,702	—	1,702	1,644	—	1,644

Pretax income	$370	$3	$367	$403	$1	$402

Corporate & Other
Net revenues	$192	$189	$3	$423	$419	$4
Expenses	535	291	244	474	246	228

Pretax loss	(343)	(102)	(241)	(51)	173	(224)
Less: Pretax income (loss) attributable to noncontrolling interests	(106)	(106)	—	163	163	—

Pretax loss attributable to Ameriprise Financial	$(237)	$4	$(241)	$(214)	$10	$(224)

Eliminations
Net revenues	$(1,311)	$(49)	$(1,262)	$(1,169)	$(38)	$(1,131)
Expenses	(1,311)	(49)	(1,262)	(1,169)	(38)	(1,131)

Pretax income	$—	$—	$—	$—	$—	$—

(1)
Includes the elimination of management fees we earn for services provided to the CIEs and the related expense; revenues and expenses of the CIEs; net realized gains or losses; the market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization; and integration and restructuring charges.

Advice & Wealth Management

Our Advice & Wealth Management segment provides financial planning and advice, as well as brokerage and banking services, primarily to retail clients through our affiliated advisors. Our affiliated advisors have access to a diversified selection of both affiliated and non-affiliated products to help clients meet their financial needs. A significant portion of revenues in this segment is fee-based, driven by the level of client assets, which is impacted by both market movements and net asset flows. We also earn net investment income on invested assets primarily from certificate and banking products. This segment earns revenues (distribution fees) for distributing non-affiliated products and earns intersegment revenues (distribution fees) for distributing our affiliated products and services to our retail clients. Intersegment expenses for this segment include expenses for investment management services provided by the Asset Management segment.

In addition to purchases of affiliated and non-affiliated mutual funds and other securities on a stand-alone basis, clients may purchase mutual funds, among other securities, in connection with investment advisory fee-based "wrap account" programs or services, and pay fees based on a percentage of their assets.

The following table presents the changes in wrap account assets for the years ended December 31:

	2011	2010

	(in billions)
Beginning balance	$97.5	$81.3
Net flows	7.3	7.6
Market appreciation (depreciation) and other	(1.4)	8.6

Ending balance	$103.4	$97.5

Wrap account assets increased $5.9 billion, or 6%, to $103.4 billion compared to the prior year due to net inflows.

Management believes that operating measures, which exclude net realized gains or losses and integration and restructuring charges for our Advice & Wealth Management segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Advice & Wealth Management segment:

	Years Ended December 31,
		2011			2010

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions)
Revenues
Management and financial advice fees	$1,590	$—	$1,590	$1,370	$—	$1,370	$220	16%
Distribution fees	1,849	—	1,849	1,696	—	1,696	153	9
Net investment income	256	(5)	261	273	1	272	(11)	(4)
Other revenues	61	—	61	71	—	71	(10)	(14)

Total revenues	3,756	(5)	3,761	3,410	1	3,409	352	10
Banking and deposit interest expense	48	—	48	67	—	67	(19)	(28)

Total net revenues	3,708	(5)	3,713	3,343	1	3,342	371	11

Expenses
Distribution expenses	2,203	—	2,203	1,954	—	1,954	249	13
General and administrative expense	1,104	—	1,104	1,073	7	1,066	38	4

Total expenses	3,307	—	3,307	3,027	7	3,020	287	10

Pretax income	$401	$(5)	$406	$316	$(6)	$322	$84	26%

(1)
Adjustments include net realized gains or losses and integration and restructuring charges.

Our Advice & Wealth Management segment pretax income increased $85 million, or 27%, to $401 million for the year ended December 31, 2011 compared to $316 million for the prior year. Our Advice & Wealth Management segment pretax operating income, which excludes net realized gains or losses and integration and restructuring charges, increased $84 million, or 26%, to $406 million for the year ended December 31, 2011 compared to $322 million for the prior year due to improved advisor productivity and new client flows. Pretax margin was 10.8% for the year ended December 31, 2011 compared to 9.5% for the prior year. Pretax operating margin was 10.9% for the year ended December 31, 2011 compared to 9.6% for the prior year.

Net Revenues

Net revenues increased $365 million, or 11%, to $3.7 billion for the year ended December 31, 2011 compared to $3.3 billion for the prior year. Operating net revenues exclude net realized gains or losses. Operating net revenues increased $371 million, or 11%, to $3.7 billion for the year ended December 31, 2011 compared to $3.3 billion for the prior year driven by higher management and distribution fees from growth in assets under management and increased client activity.

Management and financial advice fees increased $220 million, or 16%, to $1.6 billion for the year ended December 31, 2011 compared to $1.4 billion for the prior year driven by growth in assets under management. Wrap account assets increased $5.9 billion, or 6%, to $103.4 billion compared to the prior year due to net inflows.

Distribution fees increased $153 million, or 9%, to $1.8 billion for the year ended December 31, 2011 compared to $1.7 billion for the prior year primarily driven by growth in assets under management and increased client activity.

Net investment income decreased $17 million, or 6%, to $256 million for the year ended December 31, 2011 compared to $273 million for the prior year. Operating net investment income, which excludes net realized gains or losses, decreased $11 million, or 4%, to $261 million for the year ended December 31, 2011 compared to $272 million for the prior year due to a decrease in investment income on fixed maturity securities driven by lower invested assets resulting from net outflows in certificates driven by the low interest rate environment, partially offset by higher banking invested asset balances and $6 million of additional bond discount accretion investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities in the third quarter of 2011.

Banking and deposit interest expense decreased $19 million, or 28%, to $48 million for the year ended December 31, 2011 compared to $67 million for the prior year primarily due to lower certificate balances, as well as a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $280 million, or 9%, to $3.3 billion for the year ended December 31, 2011 compared to $3.0 billion for the prior year. Operating expenses, which exclude integration and restructuring charges, increased $287 million, or 10%, to $3.3 billion for the year ended December 31, 2011 compared to $3.0 billion for the prior year primarily due to an increase in distribution expenses.

Distribution expenses increased $249 million, or 13%, to $2.2 billion for the year ended December 31, 2011 compared to $2.0 billion for the prior year primarily due to higher advisor compensation from business growth.

General and administrative expense increased $31 million, or 3%, to $1.1 billion for the year ended December 31, 2011 compared to $1.1 billion for the prior year. Operating general and administrative expense, which excludes integration and restructuring charges, increased $38 million, or 4%, to $1.1 billion for the year ended December 31, 2011 compared to $1.1 billion for the prior year primarily due to an increase in investment spending, including costs associated with our new brokerage platform.

Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients. We provide our products and services on a global scale through two complementary asset management businesses: Columbia Management Investment Advisers, LLC ("Columbia" or "Columbia Management") and Threadneedle Asset Management Holdings Sàrl ("Threadneedle"). Columbia Management predominantly provides U.S. domestic products and services and Threadneedle predominantly provides international investment products and services. We provide clients with Columbia retail products through unaffiliated third party financial institutions and through our Advice & Wealth Management segment. We provide institutional products and services through our institutional sales force. We provide Threadneedle retail products primarily through third parties. Retail products include mutual funds and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products including those that focus on traditional asset classes, separately managed accounts, individually managed accounts, collateralized loan obligations, hedge funds, collective funds and property funds. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by both market movements and net asset flows. In addition to the products and services provided to third party clients, management teams serving our Asset Management segment provide all intercompany asset management services. The fees for such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management, Annuities and Protection segments.

On April 30, 2010, we completed the acquisition of the long-term asset management business of the Columbia Management Group from Bank of America. The acquisition significantly enhanced the capabilities of the Asset Management segment by increasing its scale, broadening its retail and institutional distribution capabilities and strengthening and diversifying its lineup of retail and institutional products. The integration of the Columbia Management business, which is expected to be completed in 2012, has involved organizational changes to our portfolio management and analytical teams and to our operational, compliance, sales and marketing support staffs. This integration has also involved the streamlining of our U.S. domestic product offerings. As a result of the integration, we combined RiverSource Investments, our legacy U.S. asset management business, with Columbia Management, under the Columbia brand. Total U.S. retail assets and number of funds under the Columbia brand as of December 31, 2011 were $204.8 billion and 205 funds, respectively.

Threadneedle remains our primary international investment management platform. Threadneedle manages seven OEICs and one Societe d'Investissement A Capital Variable ("SICAV") offering. The seven OEICs are Threadneedle Investment Funds ICVC ("TIF"), Threadneedle Specialist Investment Funds ICVC ("TSIF"), Threadneedle Focus Investment Funds ("TFIF"), Threadneedle Advantage Portfolio Funds ("TPAF"), Threadneedle Investment Funds ICVC II ("TIF II"), Threadneedle Investment Funds ICVC III ("TIF III") and Threadneedle Investment Funds ICVC IV ("TIF IV"). TIF, TSIF, TFIF, TPAF, TIF II, TIF

III and TIF IV are structured as umbrella companies with a total of 72 (33, 14, 2, 2, 6, 9, and 6, respectively) sub funds covering the world's bond and equity markets. The SICAV is the Threadneedle (Lux) SICAV ("T(Lux)"). T(Lux) is structured as an umbrella company with a total of 30 sub funds covering the world's bond, commodities and equity markets. In addition, Threadneedle manages 13 unit trusts, 10 of which invest into the OEICs, 7 property unit trusts and 1 property fund of funds.

The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of December 31, 2011:

Columbia

Mutual Fund Rankings in top 2 Lipper Quartiles

Domestic Equity	Equal weighted	1 year	37%
		3 year	48%
		5 year	61%
	Asset weighted	1 year	38%
		3 year	39%
		5 year	58%
International Equity	Equal weighted	1 year	61%
		3 year	65%
		5 year	50%
	Asset weighted	1 year	71%
		3 year	77%
		5 year	65%
Taxable Fixed Income	Equal weighted	1 year	85%
		3 year	55%
		5 year	68%
	Asset weighted	1 year	93%
		3 year	64%
		5 year	73%
Tax Exempt Fixed Income	Equal weighted	1 year	95%
		3 year	85%
		5 year	95%
	Asset weighted	1 year	85%
		3 year	84%
		5 year	99%
Asset Allocation Funds	Equal weighted	1 year	86%
		3 year	48%
		5 year	57%
	Asset weighted	1 year	85%
		3 year	79%
		5 year	88%
Number of funds with 4 or 5 Morningstar star ratings		Overall	52
		3 year	46
		5 year	49
Percent of funds with 4 or 5 Morningstar star ratings		Overall	44%
		3 year	39%
		5 year	44%
Percent of assets with 4 or 5 Morningstar star ratings		Overall	59%
		3 year	40%
		5 year	42%

Mutual fund performance rankings are based on the performance of Class Z fund shares for Columbia branded mutual funds. In instances where a fund's Class Z shares do not have a full one, three or five year track record, performance for an older share class of the same fund, typically Class A shares, is utilized for the period before Class Z shares were launched. No adjustments to the historical track records are made to account for differences in fund expenses between share classes of a fund.

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

Aggregated data includes all Columbia branded mutual funds.

Threadneedle

Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark

Equity	Equal weighted	1 year	65%
		3 year	72%
		5 year	86%
	Asset weighted	1 year	68%
		3 year	76%
		5 year	86%
Fixed Income	Equal weighted	1 year	69%
		3 year	77%
		5 year	82%
	Asset weighted	1 year	69%
		3 year	75%
		5 year	97%
Allocation (Managed) Funds	Equal weighted	1 year	33%
		3 year	67%
		5 year	100%
	Asset weighted	1 year	14%
		3 year	49%
		5 year	100%

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

The following tables present the changes in Columbia and Threadneedle managed assets:

	January 1, 2011	Net Flows	Market Appreciation/ (Depreciation) & Other(1)		Foreign Exchange	December 31, 2011

	(in billions)
Columbia Managed Assets:
Retail Funds	$218.5	$(3.1)	$(10.6)		$—	$204.8
Institutional Funds	127.2	(9.8)	(4.1	)(2)	—	113.3
Alternative Funds	10.0	(1.8)	(0.1)		—	8.1
Less: Eliminations	(0.2)	—	0.1		—	(0.1)

Total Columbia Managed Assets	355.5	(14.7)	(14.7)		—	326.1
Threadneedle Managed Assets:
Retail Funds	33.4	0.8	(2.2)		(0.2)	31.8
Institutional Funds	70.9	10.0	0.1		(0.4)	80.6
Alternative Funds	1.3	(0.2)	0.1		—	1.2

Total Threadneedle Managed Assets	105.6	10.6	(2.0)		(0.6)	113.6
Less: Sub-Advised Eliminations	(4.3)	(0.8)	0.9		—	(4.2)

Total Managed Assets	$456.8	$(4.9)	$(15.8)		$(0.6)	$435.5

	January 1, 2010	Net Flows	Market Appreciation/ (Depreciation) & Other(1)	Foreign Exchange	December 31, 2010

	(in billions)
Columbia Managed Assets:(3)
Retail Funds	$76.9	$(5.2)	$146.8 (4)	$—	$218.5
Institutional Funds	62.3	(7.1)	72.0 (5)	—	127.2
Alternative Funds	9.9	—	0.1	—	10.0
Less: Eliminations	(0.1)	—	(0.1)	—	(0.2)

Total Columbia Managed Assets	149.0	(12.3)	218.8	—	355.5
Threadneedle Managed Assets:
Retail Funds	29.1	1.9	3.5	(1.1)	33.4
Institutional Funds	66.8	(2.2)	8.7	(2.4)	70.9
Alternative Funds	1.9	(0.2)	(0.4)	—	1.3

Total Threadneedle Managed Assets	97.8	(0.5)	11.8	(3.5)	105.6
Less: Sub-Advised Eliminations	(3.6)	(0.1)	(0.6)	—	(4.3)

Total Managed Assets	$243.2	$(12.9)	$230.0	$(3.5)	$456.8

(1)
Distributions of Retail Funds are included in market appreciation/(depreciation) and other.

(2)
Included in Market appreciation/(depreciation) and other is ($4.7) billion due to the transfer of assets from Separately Managed Accounts (SMAs) to United Management Accounts (UMAs).

(3)
Prior to the Columbia Management Acquisition, the domestic managed assets of our Asset Management segment, which are now included in Columbia Managed Assets, were managed by RiverSource Investments.

(4)
Included in Market appreciation/(depreciation) and other is $118.1 billion due to the Columbia Management Acquisition, including $3 billion of assets that were transferred to RiverSource Sub-advised through the implementation of the Portfolio Navigator program, and an additional $13.1 billion of Portfolio Navigator related assets sub-advised by others.

(5)
Included in Market appreciation/(depreciation) and other is $68.4 billion due to the Columbia Management Acquisition.

Total segment assets under management declined $21.3 billion, or 5%, from a year ago to $435.5 billion as of December 31, 2011, driven by a decrease in Columbia managed assets, partially offset by an increase in Threadneedle managed assets. Columbia managed assets declined $29.4 billion, or 8%, from a year ago to $326.1 billion as of December 31, 2011, primarily due to net outflows, as well as market depreciation and other, including a $4.7 billion decrease due to a former parent related program sponsor that shifted assets from a traditional separately managed account platform to a model-delivery only unified managed account platform that utilizes Columbia models. While the assets are excluded from managed assets, the movement in assets was neutral to earnings. Columbia net outflows of $14.7 billion in 2011 included $9.0 billion of outflows of low basis point, former parent company assets. Threadneedle managed assets increased $8.0 billion, or 8%, from a year ago to $113.6 billion as of December 31, 2011 due to net inflows. Threadneedle net inflows of $10.6 billion in 2011 reflected approximately $14 billion from a strategic relationship with Liverpool Victoria to manage its insurance and pension fund portfolio.

Management believes that operating measures, which exclude net realized gains or losses and integration charges for our Asset Management segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Asset Management segment:

	Years Ended December 31,
	2011			2010

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions)
Revenues
Management and financial advice fees	$2,434	$—	$2,434	$1,979	$—	$1,979	$455	23%
Distribution fees	450	—	450	358	—	358	92	26
Net investment income	14	3	11	17	3	14	(3)	(21)
Other revenues	5	—	5	15	—	15	(10)	(67)

Total revenues	2,903	3	2,900	2,369	3	2,366	534	23
Banking and deposit interest expense	3	—	3	1	—	1	2	NM

Total net revenues	2,900	3	2,897	2,368	3	2,365	532	22

Expenses
Distribution expenses	1,026	—	1,026	734	—	734	292	40
Amortization of deferred acquisition costs	19	—	19	20	—	20	(1)	(5)
General and administrative expense	1,419	95	1,324	1,296	95	1,201	123	10

Total expenses	2,464	95	2,369	2,050	95	1,955	414	21

Pretax income	$436	$(92)	$528	$318	$(92)	$410	$118	29%

NM Not Meaningful.

(1)
Adjustments include net realized gains or losses and integration charges.

Our Asset Management segment pretax income increased $118 million, or 37%, to $436 million for the year ended December 31, 2011 compared to $318 million for the prior year. Our Asset Management segment pretax operating income, which excludes net realized gains or losses and integration charges, increased $118 million, or 29%, to $528 million for the year ended December 31, 2011 compared to $410 million for the prior year. Earnings in 2011 reflected twelve months of Columbia Management earnings compared to eight months in the prior year, which impacted revenues and expenses. Pretax margin was 15.0% for the year ended December 31, 2011 compared to 13.4% for the prior year. Pretax operating margin was 18.2% for the year ended December 31, 2011 compared to 17.3% for the prior year.

Net Revenues

Net revenues increased $532 million, or 22%, to $2.9 billion for the year ended December 31, 2011 compared to $2.4 billion for the prior year. Operating net revenues, which exclude net realized gains or losses, increased $532 million, or 22%, to $2.9 billion for the year ended December 31, 2011 compared to $2.4 billion for the prior year driven by an increase in management and distribution fees.

Management and financial advice fees increased $455 million, or 23%, to $2.4 billion for the year ended December 31, 2011 compared to $2.0 billion for the prior year due to an additional four months of business resulting from the Columbia Management Acquisition, as well the impact of higher average equity market levels on assets, partially offset by net outflows and lower hedge fund performance fees.

Distribution fees increased $92 million, or 26%, to $450 million for the year ended December 31, 2011 compared to $358 million for the prior year driven by an additional four months of business resulting from the Columbia Management Acquisition, as well the impact of higher average equity market levels on assets, partially offset by net outflows.

Expenses

Total expenses increased $414 million, or 20%, to $2.5 billion for the year ended December 31, 2011 compared to $2.1 billion for the prior year. Operating expenses, which exclude integration charges, increased $414 million, or 21%, to $2.4 billion for the year ended December 31, 2011 compared to $2.0 billion for the prior year due to an increase in distribution expenses and general and administrative expense.

Distribution expenses increased $292 million, or 40%, to $1.0 billion for the year ended December 31, 2011 compared to $734 million for the prior year due to an additional four months of business resulting from the Columbia Management Acquisition, as well the impact of higher average equity market levels on assets, partially offset by net outflows.

General and administrative expense increased $123 million, or 9%, to $1.4 billion for the year ended December 31, 2011 compared to $1.3 billion for the prior year. Integration charges remained flat at $95 million for both 2011 and 2010.

Operating general and administrative expense, which excludes integration charges, increased $123 million, or 10%, to $1.3 billion for the year ended December 31, 2011 compared to $1.2 billion for the prior year reflecting an additional four months of ongoing expenses of Columbia Management, as well as higher investment spending compared to the prior year, partially offset by lower hedge fund performance compensation.

Annuities

Our Annuities segment provides variable and fixed annuity products of RiverSource Life companies to retail clients. Prior to the fourth quarter of 2010, we provided our variable annuity products through our affiliated advisors as well as unaffiliated advisors through third-party distribution. During the fourth quarter of 2010, we discontinued new sales of our variable annuities in non-Ameriprise channels to further strengthen the risk and return characteristics of the business. We provide our fixed annuity products through affiliated advisors as well as unaffiliated advisors through third-party distribution. Revenues for our variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for our fixed annuity products are primarily earned as net investment income on invested assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. We also earn net investment income on invested assets supporting reserves for immediate annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Intersegment revenues for this segment reflect fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource Variable Series Trust, Columbia Funds Variable Insurance Trust, Columbia Funds Variable Insurance Trust I and Wanger Advisors Trust funds under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

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

The following table presents the results of operations of our Annuities segment:

	Years Ended December 31,
	2011			2010

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions)
Revenues
Management and financial advice fees	$622	$—	$622	$546	$—	$546	$76	14%
Distribution fees	312	—	312	284	—	284	28	10
Net investment income	1,280	1	1,279	1,318	9	1,309	(30)	(2)
Premiums	161	—	161	150	—	150	11	7
Other revenues	256	—	256	202	—	202	54	27

Total revenues	2,631	1	2,630	2,500	9	2,491	139	6
Banking and deposit interest expense	—	—	—	—	—	—	—	—

Total net revenues	2,631	1	2,630	2,500	9	2,491	139	6

Expenses
Distribution expenses	315	—	315	268	—	268	47	18
Interest credited to fixed accounts	711	—	711	762	—	762	(51)	(7)
Benefits, claims, losses and settlement expenses	472	67	405	691	9	682	(277)	(41)
Amortization of deferred acquisition costs	398	(8)	406	(76)	16	(92)	498	NM
Interest and debt expense	1	—	1	2	—	2	(1)	(50)
General and administrative expense	213	—	213	205	—	205	8	4

Total expenses	2,110	59	2,051	1,852	25	1,827	224	12

Pretax income	$521	$(58)	$579	$648	$(16)	$664	$(85)	(13)%

NM Not Meaningful.

(1)
Adjustments include net realized gains or losses and the market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization.

Our Annuities segment pretax income decreased $127 million, or 20%, to $521 million for the year ended December 31, 2011 compared to $648 million for the prior year. Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization, decreased $85 million, or 13%, to $579 million for the year ended December 31, 2011 compared to

$664 million for the prior year primarily due to the impact of updating valuation assumptions and models and the market impact on DAC and DSIC amortization.

Net Revenues

Net revenues increased $131 million, or 5%, to $2.6 billion for the year ended December 31, 2011 compared to $2.5 billion for the prior year. Operating net revenues, which exclude net realized gains or losses, increased $139 million, or 6%, to $2.6 billion for the year ended December 31, 2011 compared to $2.5 billion for the prior year reflecting higher fee revenue from increased variable annuity separate account balances and higher fees from variable annuity guarantees.

Management and financial advice fees increased $76 million, or 14%, to $622 million for the year ended December 31, 2011 compared to $546 million for the prior year due to higher fees on variable annuities driven by higher separate account balances. Average variable annuities contract accumulation values increased $6.4 billion, or 12%, from the prior year due to higher average equity market levels, as well as net inflows. Variable annuity net inflows for the year ended December 31, 2011 included $1.6 billion of net inflows in the Ameriprise channel, partially offset by net outflows from the closed book of variable annuities sold through third-party channels.

Distribution fees increased $28 million, or 10%, to $312 million for the year ended December 31, 2011 compared to $284 million for the prior year primarily due to higher fees on variable annuities driven by higher average separate account balances.

Net investment income decreased $38 million, or 3%, to $1.3 billion for the year ended December 31, 2011 compared to $1.3 billion for the prior year. Operating net investment income, which excludes net realized gains or losses, decreased $30 million, or 2%, to $1.3 billion for the year ended December 31, 2011 compared to $1.3 billion for the prior year due to a decrease in investment income on fixed maturity securities reflecting lower invested assets and lower interest rates, partially offset by $37 million of additional bond discount accretion investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities in the third quarter of 2011. The decrease in invested assets was driven by lower general account assets due to the implementation of changes to the Portfolio Navigator program in the second quarter of 2010 and lower interest sensitive fixed annuity account balances.

Premiums increased $11 million, or 7%, to $161 million for the year ended December 31, 2011 compared to $150 million for the prior year due to higher sales of immediate annuities with life contingencies.

Other revenues increased $54 million, or 27%, to $256 million for the year ended December 31, 2011 compared to $202 million for the prior year due to higher fees from variable annuity guarantees driven by higher in force amounts.

Expenses

Total expenses increased $258 million, or 14%, to $2.1 billion for the year ended December 31, 2011 compared to $1.9 billion for the prior year. Operating expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization, increased $224 million, or 12%, to $2.1 billion for the year ended December 31, 2011 compared to $1.8 billion for the prior year primarily due to the impact of updating valuation assumptions and models and the market impact on DAC and DSIC amortization.

Distribution expenses increased $47 million, or 18%, to $315 million for the year ended December 31, 2011 compared to $268 million for the prior year primarily due to higher variable annuity compensation due to increased sales.

Interest credited to fixed accounts decreased $51 million, or 7%, to $711 million for the year ended December 31, 2011 compared to $762 million for the prior year driven by lower average variable annuities fixed sub-account balances and a lower average crediting rate on interest sensitive fixed annuities, as well as lower average fixed annuity account balances. Average variable annuities fixed sub-account balances decreased $580 million, or 11%, to $4.8 billion for the year ended December 31, 2011 compared to the prior year primarily due to the implementation of changes to the Portfolio Navigator program in the second quarter of 2010. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.7% for the year ended December 31, 2011 compared to 3.8% for the prior year. Average fixed annuities contract accumulation values decreased $265 million, or 2%, to $14.3 billion for the year ended December 31, 2011 compared to the prior year due to outflows. Fixed annuities remained in net outflows due to low client demand given current interest rates.

Benefits, claims, losses and settlement expenses decreased $219 million, or 32%, to $472 million for the year ended December 31, 2011 compared to $691 million for the prior year. Operating benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges and DSIC amortization, decreased $277 million, or 41%, to $405 million for the year ended December 31, 2011 compared to $682 million for the prior year. Operating benefits, claims, losses and settlement expenses in 2011 included a benefit of $40 million from updating valuation assumptions and models compared to an expense of $256 million in the prior year. Benefits, claims, losses and settlement expenses related to our immediate annuities with life contingencies increased from the prior year due to an unfavorable change in reserves primarily driven by higher premiums. The market impact to DSIC was an expense of $2 million in 2011 compared to a benefit of $3 million in the prior year. Benefits, claims, losses and settlement expenses for the prior year included a $21 million expense, net of DSIC, as a result of the implementation of changes to the Portfolio Navigator program.

Amortization of DAC increased $474 million to $398 million for the year ended December 31, 2011 compared to a benefit of $76 million for the prior year. Operating amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, increased $498 million to $406 million for the year ended December 31, 2011 compared to a benefit of $92 million for the prior year primarily due to the impact of updating valuation assumptions and models, as well as the market impact on amortization of DAC. Operating amortization of DAC in 2011 included an expense of $65 million from updating valuation assumptions and models compared to a benefit of $353 million in the prior year. The market impact on amortization of DAC was an expense of $13 million in 2011 compared to a benefit of $21 million in the prior year. Amortization of DAC in 2010 included a benefit of $13 million as a result of the implementation of changes to the Portfolio Navigator program.

Protection

Our Protection segment offers a variety of protection products to address the protection and risk management needs of our retail clients including life, disability income and property-casualty insurance. Life and disability income products are primarily provided through affiliated advisors. Our property-casualty products are provided direct, primarily through affinity relationships. We issue insurance policies through our life insurance subsidiaries and the property casualty companies. The primary sources of revenues for this segment are premiums, fees, and charges we receive to assume insurance-related risk. We earn net investment income on invested assets supporting insurance reserves and capital supporting the business. We also receive fees based on the level of assets supporting VUL separate account balances. This segment earns intersegment revenues from fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource Variable Series Trust, Columbia Funds Variable Insurance Trust, Columbia Funds Variable Insurance Trust I and Wanger Advisors Trust funds under the VUL contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

Management believes that operating measures, which exclude net realized gains or losses for our Protection segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these non-GAAP measures in the Overview section above.

The following table presents the results of operations of our Protection segment:

	Years Ended December 31,
	2011			2010

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions)
Revenues
Management and financial advice fees	$56	$—	$56	$54	$—	$54	$2	4%
Distribution fees	95	—	95	96	—	96	(1)	(1)
Net investment income	429	3	426	429	1	428	(2)	—
Premiums	1,076	—	1,076	1,047	—	1,047	29	3
Other revenues	417	—	417	422	—	422	(5)	(1)

Total revenues	2,073	3	2,070	2,048	1	2,047	23	1
Banking and deposit interest expense	1	—	1	1	—	1	—	—

Total net revenues	2,072	3	2,069	2,047	1	2,046	23	1

Expenses
Distribution expenses	32	—	32	32	—	32	—	—
Interest credited to fixed accounts	142	—	142	147	—	147	(5)	(3)
Benefits, claims, losses and settlement expenses	1,085	—	1,085	1,059	—	1,059	26	2
Amortization of deferred acquisition costs	201	—	201	183	—	183	18	10
General and administrative expense	242	—	242	223	—	223	19	9

Total expenses	1,702	—	1,702	1,644	—	1,644	58	4

Pretax income	$370	$3	$367	$403	$1	$402	$(35)	(9)%

(1)
Adjustments include net realized gains or losses.

Our Protection segment pretax income decreased $33 million, or 8%, to $370 million for the year ended December 31, 2011, compared to $403 million for the prior year. Our Protection segment pretax operating income, which excludes net realized gains or losses, decreased $35 million, or 9%, to $367 million for the year ended December 31, 2011, compared to $402 million for the prior year primarily due to higher claims and general and administrative expenses partially offset by higher premiums.

Net Revenues

Net revenues increased $25 million, or 1%, to $2.1 billion for the year ended December 31, 2011 compared to $2.0 billion for the prior year. Operating net revenues, which exclude net realized gains or losses, increased $23 million, or 1%, to $2.1 billion for the year ended December 31, 2011 compared to $2.0 billion for the prior year due to Auto and Home premium growth.

Premiums increased $29 million, or 3%, to $1.1 billion for the year ended December 31, 2011 compared to $1.0 billion for the prior year due to growth in Auto and Home premiums driven by higher volumes. Auto and Home policy counts increased 7% period-over-period.

Expenses

Total expenses increased $58 million, or 4%, to $1.7 billion for the year ended December 31, 2011 compared to $1.6 billion for the prior year due to increases in benefits, claims, losses and settlement expenses, amortization of DAC and general and administrative expense.

Benefits, claims, losses and settlement expenses increased $26 million, or 2%, to $1.1 billion for the year ended December 31, 2011 compared to $1.1 billion for the prior year. Benefits, claims, losses and settlement expenses in 2011 included a benefit of $4 million from updating valuation assumptions and models compared to an expense of $44 million in the prior year. Benefits, claims, losses and settlement expenses related to our Auto and Home business increased from the prior year primarily due to $45 million of catastrophe losses in 2011 compared to $29 million in 2010, as well as higher auto liability reserves. In addition, benefits, claims, losses and settlement expenses increased as a result of higher UL claims and an increase in ongoing reserve levels for UL products with secondary guarantees compared to the prior year.

Amortization of DAC increased $18 million, or 10%, to $201 million for the year ended December 31, 2011 compared to $183 million for the prior year. Amortization of DAC in 2011 included a benefit of $2 million from updating valuation assumptions and models compared to a benefit of $22 million in the prior year. Amortization of DAC in 2010 included a benefit of $6 million as a result of the implementation of changes to the Portfolio Navigator program. The market impact on amortization of DAC was an expense of $2 million in 2011 compared to a benefit of $10 million in the prior year, which was partially offset by a decrease in DAC amortization as a result of better persistency and lower current period profits due to higher direct claims.

Corporate & Other

Our Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment also includes revenues and expenses of CIEs.

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

The following table presents the results of operations of our Corporate & Other segment:

	Years Ended December 31,
	2011			2010

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions)
Revenues
Management and financial advice fees	$(1)	$—	$(1)	$—	$—	$—	$(1)	NM
Distribution fees	—	—	—	—	—	—	—	—
Net investment income (loss)	68	95	(27)	273	294	(21)	(6)	(29)%
Other revenues	124	94	30	153	125	28	2	7

Total revenues	191	189	2	426	419	7	(5)	(71)
Banking and deposit interest expense	(1)	—	(1)	3	—	3	(4)	NM

Total net revenues	192	189	3	423	419	4	(1)	(25)

Expenses
Distribution expenses	1	—	1	1	—	1	—	—
Interest and debt expense	316	221	95	288	181	107	(12)	(11)
General and administrative expense	218	70	148	185	65	120	28	23

Total expenses	535	291	244	474	246	228	16	7
Pretax loss	(343)	(102)	(241)	(51)	173	(224)	(17)	(8)
Less: Net income (loss) attributable to noncontrolling interests	(106)	(106)	—	163	163	—	—	—

Pretax loss attributable to Ameriprise Financial	$(237)	$4	$(241)	$(214)	$10	$(224)	$(17)	(8)%

NM Not Meaningful.

(1)
Includes revenues and expenses of the CIEs; net realized gains or losses; and integration and restructuring charges.

The following table presents the components of the adjustments in the table above:

	Years Ended December 31,
	2011			2010

	CIEs	Other Adjustments(1)	Total Adjustments	CIEs	Other Adjustments(1)	Total Adjustments

	(in millions)
Revenues
Net investment income (loss)	$91	$4	$95	$275	$19	$294
Other revenues	94	—	94	125	—	125

Total revenues	185	4	189	400	19	419
Banking and deposit interest expense	—	—	—	—	—	—

Total net revenues	185	4	189	400	19	419

Expenses
Distribution expenses	—	—	—	—	—	—
Interest and debt expense	221	—	221	181	—	181
General and administrative expense	70	—	70	56	9	65

Total expenses	291	—	291	237	9	246
Pretax loss	(106)	4	(102)	163	10	173
Less: Net income (loss) attributable to noncontrolling interests	(106)	—	(106)	163	—	163

Pretax loss attributable to Ameriprise Financial	$—	$4	$4	$—	$10	$10

(1)
Other adjustments include net realized gains or losses and integration and restructuring charges.

Our Corporate & Other segment pretax loss attributable to Ameriprise Financial was $237 million for the year ended December 31, 2011 compared to $214 million for the prior year. Our Corporate & Other segment pretax operating loss excludes net realized gains or losses, integration and restructuring charges and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss was $241 million for the year ended December 31, 2011 compared to $224 million for the prior year.

Net revenues decreased $231 million, or 55%, to $192 million for the year ended December 31, 2011 compared to $423 million for the prior year reflecting the impact of consolidating CIEs. Operating net revenues, which exclude revenues or losses of CIEs and net realized gains or losses, decreased $1 million, or 25%, to $3 million for the year ended December 31, 2011 compared to $4 million for the prior year.

Net investment income was $68 million for the year ended December 31, 2011 compared to $273 million for the prior year. Net investment income for the year ended December 31, 2011 included a $91 million gain for changes in the assets and liabilities of CIEs, primarily debt and underlying syndicated loans, compared to a $275 million gain for the prior year. Operating net investment loss, which excludes net investment income or loss of the CIEs and net realized gains or losses, was $27 million for the year ended December 31, 2011 compared to $21 million for the prior year.

Other revenues decreased $29 million, or 19%, to $124 million for the year ended December 31, 2011 compared to $153 million for the prior year. Operating other revenues, which exclude revenues or losses of the CIEs, increased $2 million, or 7%, to $30 million for the year ended December 31, 2011 compared to $28 million for the prior year. During the second quarter of 2011, we reclassified from accumulated other comprehensive income into earnings a $27 million gain on an interest rate hedge put in place in anticipation of issuing debt between December 2010 and June 2011. Operating other revenues for 2010 included a $25 million benefit from payments related to the Reserve Funds matter.

Total expenses increased $61 million, or 13%, to $535 million for the year ended December 31, 2011 compared to $474 million for the prior year. Operating expenses, which exclude expenses of CIEs and integration and restructuring charges, increased $16 million, or 7%, to $244 million for the year ended December 31, 2011 compared to $228 million for the prior year.

Interest and debt expense increased $28 million, or 10%, to $316 million for the year ended December 31, 2011 compared to $288 million for the prior year. Operating interest and debt expense, which excludes interest expense on CIE debt, decreased $12 million, or 11%, to $95 million for the year ended December 31, 2011 compared to $107 million for the prior year primarily due to lower average debt balances.

General and administrative expense increased $33 million, or 18%, to $218 million for the year ended December 31, 2011 compared to $185 million for the prior year. Operating general and administrative expense, which excludes expenses of the CIEs and integration and restructuring charges, increased $28 million, or 23%, to $148 million for the year ended December 31, 2011 compared to $120 million for the prior year.

Consolidated Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table presents our consolidated results of operations:

	Years Ended December 31,
	2010			2009

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions)
Revenues
Management and financial advice fees	$3,784	$(38)	$3,822	$2,558	$(2)	$2,560	$1,262	49%
Distribution fees	1,447	—	1,447	1,182	—	1,182	265	22
Net investment income	2,309	308	2,001	1,998	55	1,943	58	3
Premiums	1,179	—	1,179	1,098	—	1,098	81	7
Other revenues	863	125	738	702	28	674	64	9

Total revenues	9,582	395	9,187	7,538	81	7,457	1,730	23
Banking and deposit interest expense	70	—	70	141	6	135	(65)	(48)

Total net revenues	9,512	395	9,117	7,397	75	7,322	1,795	25

Expenses
Distribution expenses	2,065	—	2,065	1,462	—	1,462	603	41
Interest credited to fixed accounts	909	—	909	903	—	903	6	1
Benefits, claims, losses and settlement expenses	1,750	9	1,741	1,334	154	1,180	561	48
Amortization of deferred acquisition costs	127	16	111	217	(93)	310	(199)	(64)
Interest and debt expense	290	181	109	127	—	127	(18)	(14)
General and administrative expense	2,737	129	2,608	2,434	105	2,329	279	12

Total expenses	7,878	335	7,543	6,477	166	6,311	1,232	20
Income from continuing operations before income tax provision	1,634	60	1,574	920	(91)	1,011	563	56
Income tax provision	350	(36)	386	184	(37)	221	165	75

Income from continuing operations	1,284	96	1,188	736	(54)	790	398	50
Income (loss) from discontinued operations, net of tax	(24)	(24)	—	1	1	—	—	—

Net income	1,260	72	1,188	737	(53)	790	398	50
Less: Net income attributable to non- controlling interests	163	163	—	15	15	—	—	—

Net income attributable to Ameriprise Financial	$1,097	$(91)	$1,188	$722	$(68)	$790	$398	50%

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

The following table presents the components of the adjustments in the table above:

	Years Ended December 31,
	2010			2009

	CIEs	Other Adjustments(1)	Total Adjustments	CIEs	Other Adjustments(1)	Total Adjustments

	(in millions)
Revenues
Management and financial advice fees	$(38)	$—	$(38)	$(2)	$—	$(2)
Distribution fees	—	—	—	—	—	—
Net investment income	275	33	308	2	53	55
Premiums	—	—	—	—	—	—
Other revenues	125	—	125	28	—	28

Total revenues	362	33	395	28	53	81
Banking and deposit interest expense	—	—	—	6	—	6

Total net revenues	362	33	395	22	53	75

Expenses
Distribution expenses	—	—	—	—	—	—
Interest credited to fixed accounts	—	—	—	—	—	—
Benefits, claims, losses and settlement expenses	—	9	9	—	154	154
Amortization of deferred acquisition costs	—	16	16	—	(93)	(93)
Interest and debt expense	181	—	181	—	—	—
General and administrative expense	18	111	129	7	98	105

Total expenses	199	136	335	7	159	166
Income from continuing operations before income tax provision	163	(103)	60	15	(106)	(91)
Income tax provision	—	(36)	(36)	—	(37)	(37)

Income from continuing operations	163	(67)	96	15	(69)	(54)
Income (loss) from discontinued operations, net of tax	—	(24)	(24)	—	1	1

Net income	163	(91)	72	15	(68)	(53)
Less: Net income attributable to noncontrolling interests	163	—	163	15	—	15

Net income attributable to Ameriprise Financial	$—	$(91)	$(91)	$—	$(68)	$(68)

(1)
Other adjustments include net realized gains or losses; the market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; and income (loss) from discontinued operations.

Overall

Net income attributable to Ameriprise Financial increased $375 million, or 52%, to $1.1 billion for the year ended December 31, 2010 compared to $722 million for the prior year. Operating earnings exclude net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; income (loss) of discontinued operations; and the impact of consolidating CIEs. Operating earnings increased $398 million, or 50%, to $1.2 billion for the year ended December 31, 2010 compared to $790 million for the prior year driven by improved client activity, market appreciation and net inflows in wrap account assets and variable annuities, as well as improved scale from the Columbia Management Acquisition.

The total pretax impacts on our revenues and expenses for 2010 attributable to the review of valuation assumptions and models on an operating basis were as follows:

Segment Pretax Benefit (Charge)	Other Revenues	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total

	(in millions)
Valuation assumptions and model changes:
Annuities	$—	$(256)	$353	$97
Protection	(20)	(44)	22	(42)

Total	$(20)	$(300)	$375	$55

The total pretax impacts on our revenues and expenses for 2009 attributable to the review of valuation assumptions on an operating basis were as follows:

Segment Pretax Benefit (Charge)	Other Revenues	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total

	(in millions)
Valuation assumptions:
Annuities	$—	$57	$61	$118
Protection	(65)	33	55	23

Total	$(65)	$90	$116	$141

Net Revenues

Net revenues increased $2.1 billion, or 29%, to $9.5 billion for the year ended December 31, 2010 compared to $7.4 billion for the prior year. Operating net revenues exclude net realized gains or losses and revenues or losses of the CIEs and include the fees we earn from services provided to the CIEs. Operating net revenues increased $1.8 billion, or 25%, to $9.1 billion for the year ended December 31, 2010 compared to $7.3 billion for the prior year primarily due to growth in asset-based management fees and distribution fees driven by higher asset levels reflecting the Columbia Management Acquisition, market appreciation and net inflows in wrap account assets and variable annuities, as well as increased client activity.

Management and financial advice fees increased $1.2 billion, or 48%, to $3.8 billion for the year ended December 31, 2010 compared to $2.6 billion for the prior year. Operating management and financial advice fees include the fees we earn from services provided to the CIEs. Operating management and financial advice fees increased $1.3 billion, or 49%, to $3.8 billion for the year ended December 31, 2010 compared to $2.6 billion for the prior year primarily due to higher asset levels reflecting the Columbia Management Acquisition, market appreciation and net inflows in wrap account assets and variable annuities. The daily average S&P 500 Index increased 20% compared to the prior year. Wrap account assets increased $16.2 billion, or 20%, to $97.5 billion at December 31, 2010 compared to the prior year due to net inflows and market appreciation. Average variable annuities contract accumulation values increased $10.3 billion, or 25%, from the prior year due to higher equity market levels and net inflows. Total Asset Management AUM increased $213.7 billion, or 88%, to $456.8 billion at December 31, 2010 compared to the prior year primarily due to the Columbia Management Acquisition and market appreciation, partially offset by net outflows.

Distribution fees increased $265 million, or 22%, to $1.4 billion for the year ended December 31, 2010 compared to $1.2 billion for the prior year primarily due to higher asset-based fees driven by growth in assets from the Columbia Management Acquisition, market appreciation and net inflows in wrap account assets and variable annuities, as well as increased client activity.

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

Other revenues increased $161 million, or 23%, to $863 million for the year ended December 31, 2010 compared to $702 million for the prior year. Operating other revenues exclude revenues of the CIEs. Operating other revenues increased $64 million, or 9%, to $738 million for the year ended December 31, 2010 compared to $674 million for the prior year primarily due to lower charges related to updating valuation assumptions and models, higher fees from variable annuity guarantees, and a $25 million benefit from payments related to the Reserve Funds matter in 2010, partially offset by a $58 million benefit in 2009 from repurchasing our junior notes at a discount. Other revenues in 2010 included a charge of $20 million from updating valuation assumptions and models compared to a charge of $65 million in the prior year.

Banking and deposit interest expense decreased $71 million, or 50%, to $70 million for the year ended December 31, 2010 compared to $141 million for the prior year primarily due to lower certificate balances as a result of the run-off of certificate rate promotions and a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $1.4 billion, or 22%, to $7.9 billion for the year ended December 31, 2010 compared to $6.5 billion for the prior year. Operating expenses exclude the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization; integration and restructuring charges; and expenses of the CIEs. Operating expenses increased $1.2 billion, or 20%, to $7.5 billion for the year ended December 31, 2010 compared to $6.3 billion for the prior year primarily due to increases in distribution expenses, benefits, claims, losses and settlement expenses and general and administrative expense, partially offset by a decrease in amortization of DAC.

Distribution expenses increased $603 million, or 41%, to $2.1 billion for the year ended December 31, 2010 compared to $1.5 billion for the prior year as a result of market appreciation and the Columbia Management Acquisition, as well as higher advisor compensation from business growth.

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

Benefits, claims, losses and settlement expenses increased $416 million, or 31%, to $1.8 billion for the year ended December 31, 2010 compared to $1.3 billion for the prior year. Operating benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges and DSIC amortization, increased $561 million, or 48%, to $1.7 billion for the year ended December 31, 2010 compared to $1.2 billion for the prior year driven by the impact of updating valuation assumptions and models. Operating benefits, claims, losses and settlement expenses in 2010 included an expense of $300 million from updating valuation assumptions and models compared to a benefit of $90 million in the prior year. Benefits, claims, losses and settlement expenses related to our Auto and Home business increased compared to the prior year primarily due to higher business volumes and higher claims driven by $11 million in catastrophe losses from a hail storm in the Phoenix area and a $16 million reserve increase for higher auto liability claims. Benefits, claims, losses and settlement expenses related to our immediate annuities with life contingencies increased compared to the prior year primarily due to higher premiums. In addition, benefits, claims, losses and settlement expenses increased as a result of the implementation of changes to the Portfolio Navigator program in the second quarter of 2010, higher disability income and long-term care insurance claims and higher reserves for UL products with secondary guarantees compared to the prior year.

Amortization of DAC decreased $90 million, or 41%, to $127 million for the year ended December 31, 2010 compared to $217 million for the prior year. Operating amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, decreased $199 million, or 64%, to $111 million for the year ended December 31, 2010 compared to $310 million for the prior year primarily due to the impact of updating valuation assumptions and models, as well as the market impact on amortization of DAC. Operating amortization of DAC in 2010 included a benefit of $375 million from updating valuation assumptions and models compared to a benefit of $116 million in the prior year. The market impact on amortization of DAC was a benefit of $31 million in 2010 compared to a benefit of $26 million in the prior year. An increase in DAC amortization related to higher variable annuity gross profits was partially offset by a decrease as a result of the implementation of changes to the Portfolio Navigator program in the second quarter of 2010.

Interest and debt expense increased $163 million to $290 million for the year ended December 31, 2010 compared to $127 million for the prior year. Interest and debt expense in 2010 included $181 million of interest expense on CIE debt compared to nil in the prior year. Operating interest and debt expense excludes interest expense on CIE debt. Operating interest and debt expense decreased $18 million, or 14%, to $109 million for the year ended December 31, 2010 compared to $127 million for the prior year primarily due to an expense of $13 million in 2009 related to the early retirement of $450 million of our senior notes due 2010.

General and administrative expense increased $303 million, or 12%, to $2.7 billion for the year ended December 31, 2010 compared to $2.4 billion for the prior year. Operating general and administrative expense excludes integration and restructuring charges and expenses of the CIEs. Integration and restructuring charges increased $13 million to $111 million in 2010 compared to $98 million in the prior year. Operating general and administrative expense increased $279 million, or 12%, to $2.6 billion for the year ended December 31, 2010 compared to $2.3 billion for the prior year primarily reflecting ongoing expenses from the Columbia Management Acquisition, as well as higher performance based compensation partially offset by lower hedge fund performance compensation.

Income Taxes

Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 21.5% for the year ended December 31, 2010, compared to 20.0% for the year ended December 31, 2009. The increase in our effective tax rate primarily reflects an increase in pretax income relative to tax advantaged items, which was partially offset by $53 million in benefits from tax planning and the completion of certain audits. Our effective tax rate on income from continuing operations excluding net income attributable to noncontrolling interests was 23.8% for the year ended December 31, 2010, compared to 20.3% for the year ended December 31, 2009. Our operating effective tax rate was 24.5% for the year ended December 31, 2010, compared to 21.9% for the year ended December 31, 2009.

The following table presents a reconciliation of our operating effective tax rate:

	Years Ended December 31
	2010		2009

	GAAP	Operating	GAAP	Operating

	(in millions)
Income from continuing operations before income tax provision	$1,634	$1,574	$920	$1,011
Less: Pretax income attributable to noncontrolling interests	163	—	15	—

Income from continuing operations before income tax provision excluding CIEs	$1,471	$1,574	$905	$1,011

Income tax provision from continuing operations	$350	$386	$184	$221
Effective tax rate	21.5%	24.5%	20.0%	21.9%
Effective tax rate excluding noncontrolling interests	23.8%	24.5%	20.3%	21.9%

Results of Operations by Segment

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table presents summary financial information by segment:

	Years Ended December 31,
	2010			2009

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating

	(in millions)
Advice & Wealth Management
Net revenues	$3,343	$1	$3,342	$2,804	$(15)	$2,819
Expenses	3,027	7	3,020	2,837	64	2,773

Pretax income (loss)	$316	$(6)	$322	$(33)	$(79)	$46

Asset Management
Net revenues	$2,368	$3	$2,365	$1,346	$(3)	$1,349
Expenses	2,050	95	1,955	1,286	30	1,256

Pretax income	$318	$(92)	$410	$60	$(33)	$93

Annuities
Net revenues	$2,500	$9	$2,491	$2,265	$44	$2,221
Expenses	1,852	25	1,827	1,617	61	1,556

Pretax income	$648	$(16)	$664	$648	$(17)	$665

Protection
Net revenues	$2,047	$1	$2,046	$1,964	$27	$1,937
Expenses	1,644	—	1,644	1,467	—	1,467

Pretax income	$403	$1	$402	$497	$27	$470

Corporate & Other
Net revenues	$423	$419	$4	$26	$24	$2
Expenses	474	246	228	278	13	265

Pretax loss	(51)	173	(224)	(252)	11	(263)
Less: Pretax income attributable to noncontrolling interests	163	163	—	15	15	—

Pretax loss attributable to Ameriprise Financial	$(214)	$10	$(224)	$(267)	$(4)	$(263)

Eliminations
Net revenues	$(1,169)	$(38)	$(1,131)	$(1,008)	$(2)	$(1,006)
Expenses	(1,169)	(38)	(1,131)	(1,008)	(2)	(1,006)

Pretax income	$—	$—	$—	$—	$—	$—

(1)
Includes the elimination of management fees we earn for services provided to the CIEs and the related expense; revenues and expenses of the CIEs; net realized gains or losses; the market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization; and integration and restructuring charges.

Advice & Wealth Management

The following table presents the changes in wrap account assets for the years ended December 31:

	2010	2009

	(in billions)
Beginning balance	$81.3	$62.2
Net flows	7.6	7.9
Market appreciation and other	8.6	11.2

Ending balance	$97.5	$81.3

Wrap account assets increased $16.2 billion, or 20%, to $97.5 billion compared to the prior year due to market appreciation and net inflows.

The following table presents the results of operations of our Advice & Wealth Management segment:

	Years Ended December 31,
	2010			2009

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions)
Revenues
Management and financial advice fees	$1,370	$—	$1,370	$1,088	$—	$1,088	$282	26%
Distribution fees	1,696	—	1,696	1,491	—	1,491	205	14
Net investment income	273	1	272	293	(15)	308	(36)	(12)
Other revenues	71	—	71	65	—	65	6	9

Total revenues	3,410	1	3,409	2,937	(15)	2,952	457	15
Banking and deposit interest expense	67	—	67	133	—	133	(66)	(50)

Total net revenues	3,343	1	3,342	2,804	(15)	2,819	523	19

Expenses
Distribution expenses	1,954	—	1,954	1,644	—	1,644	310	19
General and administrative expense	1,073	7	1,066	1,193	64	1,129	(63)	(6)

Total expenses	3,027	7	3,020	2,837	64	2,773	247	9%

Pretax income (loss)	$316	$(6)	$322	$(33)	$(79)	$46	$276	NM

NM Not Meaningful.

(1)
Adjustments include net realized gains or losses and integration and restructuring charges.

Our Advice & Wealth Management segment pretax income was $316 million for the year ended December 31, 2010 compared to a loss of $33 million in the prior year. Our Advice & Wealth Management segment pretax operating income, which excludes net realized gains or losses and integration charges, was $322 million for the year ended December 31, 2010 compared to $46 million in the prior year driven by higher asset-based fees partially offset by higher distribution expenses. Pretax margin for 2010 was 9.5% and operating pretax margin was 9.6%.

Net Revenues

Net revenues were $3.3 billion for the year ended December 31, 2010 compared to $2.8 billion in the prior year, an increase of $539 million, or 19%. Operating net revenues exclude net realized gains or losses. Operating net revenues were $3.3 billion for the year ended December 31, 2010 compared to $2.8 billion in the prior year, an increase of $523 million, or 19%, driven by growth in average fee-based assets, as well as increased client activity.

Management and financial advice fees increased $282 million, or 26%, to $1.4 billion for the year ended December 31, 2010 compared to $1.1 billion for the prior year driven by growth in average fee-based assets resulting from market appreciation and net inflows in wrap account assets. The daily average S&P 500 Index increased 20% compared to the prior year. Wrap account assets increased $16.2 billion, or 20%, to $97.5 billion at December 31, 2010 compared to the prior year due to market appreciation and net inflows.

Distribution fees increased $205 million, or 14%, to $1.7 billion for the year ended December 31, 2010 compared to $1.5 billion for the prior year primarily driven by growth in average fee-based assets resulting from market appreciation and net inflows in wrap account assets, as well as increased client activity.

Net investment income decreased $20 million, or 7%, to $273 million for the year ended December 31, 2010 compared to $293 million for the prior year. Operating net investment income, which excludes net realized gains or losses, decreased $36 million, or 12%, to $272 million for the year ended December 31, 2010 compared to $308 million for the prior year driven by lower invested assets resulting from net outflows in certificates, as well as lower average yields on invested assets related to certificates.

Banking and deposit interest expense decreased $66 million, or 50%, to $67 million for the year ended December 31, 2010 compared to $133 million for the prior year primarily due to lower certificate balances as a result of the run-off of certificate rate promotions, as well as a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $190 million, or 7%, to $3.0 billion for the year ended December 31, 2010 compared to $2.8 billion for the prior year. Operating expenses, which exclude integration charges, increased $247 million, or 9%, to $3.0 billion for the year ended December 31, 2010 compared to $2.8 billion for the prior year due to an increase in distribution expenses partially offset by a decrease in general and administrative expense.

Distribution expenses increased $310 million, or 19%, to $2.0 billion for the year ended December 31, 2010 compared to $1.6 billion for the prior year primarily due to growth in average fee-based assets, as well as higher advisor compensation from business growth.

General and administrative expense decreased $120 million, or 10%, to $1.1 billion for the year ended December 31, 2010 compared to $1.2 billion for the prior year. Integration charges decreased $57 million to $7 million in 2010 compared to $64 million in the prior year. Operating general and administrative expense, which excludes integration charges, decreased $63 million, or 6%, to $1.1 billion for the year ended December 31, 2010 reflecting cost controls.

Asset Management

The following tables present the changes in Columbia and Threadneedle managed assets:

	January 1, 2010	Net Flows	Market Appreciation/ (Depreciation) & Other(1)	Foreign Exchange	December 31, 2010

	(in billions)
Columbia Managed Assets:(2)
Retail Funds	$76.9	$(5.2)	$146.8 (3)	$—	$218.5
Institutional Funds	62.3	(7.1)	72.0 (4)	—	127.2
Alternative Funds	9.9	—	0.1	—	10.0
Less: Eliminations	(0.1)	—	(0.1)	—	(0.2)

Total Columbia Managed Assets	149.0	(12.3)	218.8	—	355.5
Threadneedle Managed Assets:
Retail Funds	29.1	1.9	3.5	(1.1)	33.4
Institutional Funds	66.8	(2.2)	8.7	(2.4)	70.9
Alternative Funds	1.9	(0.2)	(0.4)	—	1.3

Total Threadneedle Managed Assets	97.8	(0.5)	11.8	(3.5)	105.6
Less: Sub-Advised Eliminations	(3.6)	(0.1)	(0.6)	—	(4.3)

Total Managed Assets	$243.2	$(12.9)	$230.0	$(3.5)	$456.8

(1)
Distributions of Retail Funds are included in market appreciation/(depreciation) and other.

(2)
Prior to the Columbia Management Acquisition, the domestic managed assets of our Asset Management segment, which are now included in Columbia Managed Assets, were managed by RiverSource Investments.

(3)
Included in Market appreciation/(depreciation) and other is $118.1 billion due to the Columbia Management Acquisition, including $3 billion of assets that were transferred to RiverSource Sub-advised through the implementation of the Portfolio Navigator program, and an additional $13.1 billion of Portfolio Navigator related assets sub-advised by others.

(4)
Included in Market appreciation/(depreciation) and other is $68.4 billion due to the Columbia Management Acquisition.

	January 1, 2009	Net Flows	Market Appreciation/ (Depreciation) & Other(1)	Foreign Exchange	December 31, 2009

	(in billions)
Columbia Managed Assets:(2)
Retail Funds	$63.9	$(0.5)	$13.5	$—	$76.9
Institutional Funds	54.7	2.6	5.0	—	62.3
Alternative Funds	9.4	(0.1)	0.6	—	9.9
Less: Eliminations	(0.1)	—	—	—	(0.1)

Total Columbia Managed Assets	127.9	2.0	19.1	—	149.0
Threadneedle Managed Assets:
Retail Funds	16.3	4.9	6.1 (3)	1.8	29.1
Institutional Funds	55.3	(1.4)	7.5	5.4	66.8
Alternative Funds	2.6	0.1	(1.0)	0.2	1.9

Total Threadneedle Managed Assets	74.2	3.6	12.6	7.4	97.8
Less: Sub-Advised Eliminations	(2.5)	0.3	(1.4)	—	(3.6)

Total Managed Assets	$199.6	$5.9	$30.3	$7.4	$243.2

(1)
Distributions of Retail Funds are included in market appreciation/(depreciation) and other.

(2)
Prior to the Columbia Management Acquisition, the domestic managed assets of our Asset Management segment, which are now included in Columbia Managed Assets, were managed by RiverSource Investments.

(3)
Included in Market appreciation/(depreciation) and other are assets due to the addition of Standard Chartered Bank's World Express Funds investment business.

Columbia assets under management were $355.5 billion at December 31, 2010 compared to $149.0 billion a year ago, driven by the Columbia Management Acquisition and market appreciation, partially offset by net outflows. Equity and fixed income investment performance remained strong across one-, three- and five-year periods. Retail net outflows of $5.2 billion in 2010 were primarily in equity and subadvisory portfolios, reflecting industry-wide outflows in equities and lower retail sales as a result of pending fund mergers. Institutional net outflows of $7.1 billion in 2010 were primarily in lower basis point fixed income portfolios.

Threadneedle assets under management were $105.6 billion at December 31, 2010, up 8% from a year ago reflecting year-over-year market appreciation and retail net inflows, partially offset by negative foreign currency translation and institutional net outflows. Total net outflows of $0.5 billion in 2010 reflected net outflows in lower basis point institutional portfolios, partially offset by retail net inflows from higher sales from European investors. Institutional net outflows in 2010 primarily reflected continued outflows in Zurich-related portfolios. Investment track records remained strong across one-, three- and five-year periods.

The following table presents the results of operations of our Asset Management segment:

	Years Ended December 31,
	2010			2009

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions)
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

Annuities

The following table presents the results of operations of our Annuities segment:

	Years Ended December 31,
	2010			2009

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions)
Revenues
Management and financial advice fees	$546	$—	$546	$438	$—	$438	$108	25%
Distribution fees	284	—	284	247	—	247	37	15
Net investment income	1,318	9	1,309	1,323	44	1,279	30	2
Premiums	150	—	150	104	—	104	46	44
Other revenues	202	—	202	153	—	153	49	32

Total revenues	2,500	9	2,491	2,265	44	2,221	270	12
Banking and deposit interest expense	—	—	—	—	—	—	—	—

Total net revenues	2,500	9	2,491	2,265	44	2,221	270	12

Expenses
Distribution expenses	268	—	268	211	—	211	57	27
Interest credited to fixed accounts	762	—	762	759	—	759	3	—
Benefits, claims, losses and settlement expenses	691	9	682	418	154	264	418	NM
Amortization of deferred acquisition costs	(76)	16	(92)	37	(93)	130	(222)	NM
Interest and debt expense	2	—	2	—	—	—	2	NM
General and administrative expense	205	—	205	192	—	192	13	7

Total expenses	1,852	25	1,827	1,617	61	1,556	271	17%

Pretax income	$648	$(16)	$664	$648	$(17)	$665	$(1)	—

NM Not Meaningful.

(1)
Adjustments include net realized gains or losses and the market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization.

Our Annuities segment pretax income was $648 million for both 2010 and 2009. Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization, decreased $1 million to $664 million for the year ended December 31, 2010 compared to $665 million in the prior year.

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

Net investment income decreased $5 million to $1.3 billion for the year ended December 31, 2010. Operating net investment income, which excludes net realized gains or losses, increased $30 million, or 2%, to $1.3 billion for the year ended December 31, 2010, primarily driven by higher fixed annuity account balances and higher investment yields, partially offset by the negative impact of the implementation of changes to the Portfolio Navigator program. With these changes, assets of clients participating in the Portfolio Navigator program were reallocated, pursuant to their consent. This reallocation in part resulted in a shift of assets from interest bearing investments in the general account into separate accounts.

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

Expenses

Total expenses increased $235 million, or 15%, to $1.9 billion for the year ended December 31, 2010 compared to $1.6 billion for the prior year. Operating expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges, DSIC and DAC amortization, increased $271 million, or 17%, to $1.8 billion for the year ended December 31, 2010 compared to $1.6 billion for the prior year primarily due to increases in distribution expenses and benefits, claims, losses and settlement expenses partially offset by a decrease in amortization of DAC.

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

Benefits, claims, losses and settlement expenses increased $273 million, or 65%, to $691 million for the year ended December 31, 2010 compared to $418 million for the prior year. Operating benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges and DSIC amortization, increased $418 million to $682 million for the year ended December 31, 2010 compared to $264 million for the prior year primarily driven by the impact of updating valuation assumptions and model changes. Operating benefits, claims, losses and settlement expenses in 2010 included an expense of $256 million from updating valuation assumptions and model changes compared to a benefit of $57 million in the prior year. The market impact to DSIC was a benefit of $3 million in 2010 compared to a benefit of $4 million in the prior year. Benefits, claims, losses and settlement expenses related to our immediate annuities with life contingencies increased compared to the prior year primarily due to higher premiums. In addition, benefits, claims, losses and settlement expenses increased as a result of the implementation of changes to the Portfolio Navigator program in the second quarter of 2010.

Amortization of DAC decreased $113 million to a benefit of $76 million for the year ended December 31, 2010 compared to an expense of $37 million in the prior year. Operating amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, decreased $222 million to a benefit of $92 million for the year ended December 31, 2010 compared to an expense of $130 million for the prior year primarily due to the impact of updating valuation assumptions and model changes. Operating amortization of DAC in 2010 included a benefit of $353 million from updating valuation assumptions and model changes compared to a benefit of $61 million in the prior year. The market impact on DAC amortization in 2010 was a benefit of $21 million compared to a benefit of $23 million in the prior year. An increase in DAC amortization related to higher variable annuity gross profits was partially offset by a decrease as a result of the implementation of changes to the Portfolio Navigator program in the second quarter of 2010.

General and administrative expense increased $13 million, or 7%, to $205 million for the year ended December 31, 2010 compared to $192 million for the prior year primarily driven by additional expenses related to new product introductions and enhancements.

Protection

The following table presents the results of operations of our Protection segment:

	Years Ended December 31,
	2010			2009

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions)
Revenues
Management and financial advice fees	$54	$—	$54	$47	$—	$47	$7	15%
Distribution fees	96	—	96	97	—	97	(1)	(1)
Net investment income	429	1	428	422	27	395	33	8
Premiums	1,047	—	1,047	1,013	—	1,013	34	3
Other revenues	422	—	422	386	—	386	36	9

Total revenues	2,048	1	2,047	1,965	27	1,938	109	6
Banking and deposit interest expense	1	—	1	1	—	1	—	—

Total net revenues	2,047	1	2,046	1,964	27	1,937	109	6

Expenses
Distribution expenses	32	—	32	22	—	22	10	45
Interest credited to fixed accounts	147	—	147	144	—	144	3	2
Benefits, claims, losses and settlement expenses	1,059	—	1,059	916	—	916	143	16
Amortization of deferred acquisition costs	183	—	183	159	—	159	24	15
General and administrative expense	223	—	223	226	—	226	(3)	(1)

Total expenses	1,644	—	1,644	1,467	—	1,467	177	12

Pretax income	$403	$1	$402	$497	$27	$470	$(68)	(14)%

(1)
Adjustments include net realized gains or losses.

Our Protection segment pretax income was $403 million for the year ended December 31, 2010, a decrease of $94 million, or 19%, from $497 million for the prior year. Our Protection segment pretax operating income, which excludes net realized gains or losses, was $402 million for the year ended December 31, 2010, a decrease of $68 million, or 14%, from $470 million for the prior year.

Net Revenues

Net revenues increased $83 million, or 4%, to $2.0 billion for the year ended December 31, 2010 compared to $2.0 billion for the prior year. Operating net revenues, which exclude net realized gains or losses, increased $109 million, or 6%, to $2.0 billion for the year ended December 31, 2010 compared to $1.9 billion for the prior year primarily due to the impact of updating valuation assumptions and model changes and an increase in net investment income and premiums.

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

Premiums increased $34 million, or 3%, to $1.0 billion for the year ended December 31, 2010 compared to $1.0 billion for the prior year due to growth in Auto and Home premiums driven by higher volumes. Auto and Home policy counts increased 9% period-over-period.

Other revenues increased $36 million, or 9%, to $422 million for the year ended December 31, 2010 compared to $386 million for the prior year primarily due to updating valuation assumptions and model changes. Other revenues in 2010 included a charge of $20 million from updating valuation assumptions and model changes compared to a charge of $65 million in the prior year.

Expenses

Total expenses increased $177 million, or 12%, to $1.6 billion for the year ended December 31, 2010 compared to $1.5 billion for the prior year primarily due to updating valuation assumptions and model changes and an increase in insurance claims compared to the prior year.

Benefits, claims, losses and settlement expenses increased $143 million, or 16%, to $1.1 billion for the year ended December 31, 2010 compared to $916 million for the prior year primarily due to updating valuation assumptions and model changes and higher claims in 2010. Benefits, claims, losses and settlement expenses in 2010 included an expense of $44 million from updating valuation assumptions and model changes compared to a benefit of $33 million in the prior year. Benefits, claims, losses and settlement expenses related to our Auto and Home business increased compared to the prior year primarily due to higher business volumes and higher claims driven by $11 million in catastrophe losses from a hail storm in the Phoenix area and a $16 million reserve increase for higher auto liability claims. In addition, benefits, claims, losses and settlement expenses in 2010 included higher disability income and long-term care insurance claims and higher reserves for UL products with secondary guarantees compared to the prior year.

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

Corporate & Other

The following table presents the results of operations of our Corporate & Other segment:

	Years Ended December 31,
	2010			2009

	GAAP	Less: Adjustments(1)	Operating	GAAP	Less: Adjustments(1)	Operating	Operating Change

	(in millions)
Revenues
Net investment income (loss)	$273	$294	$(21)	$(57)	$2	$(59)	$38	64%
Other revenues	153	125	28	90	28	62	(34)	(55)

Total revenues	426	419	7	33	30	3	4	NM
Banking and deposit interest expense	3	—	3	7	6	1	2	NM

Total net revenues	423	419	4	26	24	2	2	100

Expenses
Distribution expenses	1	—	1	3	—	3	(2)	(67)
Interest and debt expense	288	181	107	127	—	127	(20)	(16)
General and administrative expense	185	65	120	148	13	135	(15)	(11)

Total expenses	474	246	228	278	13	265	(37)	(14)
Pretax loss	(51)	173	(224)	(252)	11	(263)	39	15
Less: Net income attributable to noncontrolling interests	163	163	—	15	15	—	—	—

Pretax loss attributable to Ameriprise Financial	$(214)	$10	$(224)	$(267)	$(4)	$(263)	$39	15%

NM Not Meaningful.

(1)
Includes revenues and expenses of the CIEs, net realized gains or losses and integration and restructuring charges.

The following table presents the components of the adjustments in the table above:

	Years Ended December 31,
	2010			2009

	CIEs	Other Adjustments(1)	Total Adjustments	CIEs	Other Adjustments(1)	Total Adjustments

	(in millions)
Revenues
Net investment income (loss)	$275	$19	$294	$2	$—	$2
Other revenues	125	—	125	28	—	28

Total revenues	400	19	419	30	—	30
Banking and deposit interest expense	—	—	—	6	—	6

Total net revenues	400	19	419	24	—	24

Expenses
Distribution expenses	—	—	—	—	—	—
Interest and debt expense	181	—	181	—	—	—
General and administrative expense	56	9	65	9	4	13

Total expenses	237	9	246	9	4	13
Pretax loss	163	10	173	15	(4)	11
Less: Net income attributable to noncontrolling interests	163	—	163	15	—	15

Pretax loss attributable to Ameriprise Financial	$—	$10	$10	$—	$(4)	$(4)

(1)
Other adjustments include net realized gains or losses and integration and restructuring charges.

Our Corporate & Other segment pretax loss attributable to Ameriprise Financial was $214 million for the year ended December 31, 2010 compared to $267 million in the prior year. Our Corporate & Other segment pretax operating loss attributable to Ameriprise Financial excludes net realized gains or losses, integration and restructuring charges and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss attributable to Ameriprise Financial was $224 million for the year ended December 31, 2010 compared to $263 million in the prior year.

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

Other revenues increased $63 million, or 70%, to $153 million for the year ended December 31, 2010, primarily due to an increase in revenues of CIEs. Operating other revenues, which exclude revenues of CIEs, decreased $34 million, or 55%, to $28 million for the year ended December 31, 2010, due to a $58 million gain on the repurchase of certain of our junior notes in 2009 partially offset by a $25 million benefit from the payments related to the Reserve Funds matter in 2010.

Total expenses increased $196 million, or 71%, to $474 million for the year ended December 31, 2010 compared to $278 million for the prior year primarily reflecting expenses of CIEs. Operating expenses, which exclude expenses of CIEs and integration and restructuring charges, decreased $37 million, or 14%, to $228 million for the year ended December 31, 2010 compared to $265 million for the prior year.

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

General and administrative expense increased $37 million, or 25%, to $185 million for the year ended December 31, 2010 compared to $148 million for the prior year. Operating general and administrative expense, which excludes expenses of the CIEs and integration and restructuring charges, decreased $15 million, or 11%, to $120 million for the year ended December 31, 2010 compared to $135 million for the prior year.

Fair Value Measurements

We report certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives, properties held by our consolidated property funds, and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions. Companies are not permitted to use market prices that are the result of a forced liquidation or distressed sale. We include actual market prices, or observable inputs, in our fair value measurements to the extent available. Non-binding broker quotes are obtained when quotes from third party pricing services are not available. We validate prices obtained from third parties through a variety of means as described in Note 14 to our Consolidated Financial Statements.

Non-Agency Residential Mortgage Backed Securities Backed by Sub-prime, Alt-A or Prime Collateral

Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but may not conform to government-sponsored standards. Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles. We have exposure to each of these types of loans predominantly through mortgage backed and asset backed securities. The slowdown in the U.S. housing market, combined with relaxed underwriting standards by some originators, has led to higher delinquency and loss rates for some of these investments. Persistent market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities. As a part of our risk management process, an internal rating system is used in conjunction with market data as the basis of analysis to assess the likelihood that we will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, we perform our own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds and loss severity to determine if an other-than-temporary impairment should be recognized.

The following table presents, as of December 31, 2011, our non-agency residential mortgage backed and asset backed securities backed by sub-prime, Alt-A or prime mortgage loans by credit rating and vintage year:

	AAA		AA		A		BBB		BB & Below		Total

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Sub-prime
2003 & prior	$5	$5	$—	$—	$—	$—	$—	$—	$—	$—	$5	$5
2004	20	18	2	2	5	5	—	—	14	10	41	35
2005	41	40	36	33	10	10	—	—	28	23	115	106
2006	41	40	—	—	—	—	4	4	42	29	87	73
2007	15	14	—	—	—	—	2	2	5	1	22	17
2008	—	—	6	5	—	—	—	—	—	—	6	5
Re-Remic(1)	10	10	—	—	3	3	27	26	—	—	40	39

Total Sub-prime	$132	$127	$44	$40	$18	$18	$33	$32	$89	$63	$316	$280

Alt-A
2003 & prior	$1	$1	$11	$12	$—	$—	$3	$3	$—	$—	$15	$16
2004	—	—	11	10	16	17	53	46	31	22	111	95
2005	—	—	—	—	1	1	9	7	262	176	272	184
2006	—	—	—	—	—	—	—	—	114	74	114	74
2007	—	—	—	—	—	—	—	—	168	94	168	94
2008	—	—	—	—	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—	—
2010	67	66	—	—	—	—	—	—	—	—	67	66
Re-Remic(1)	180	178	—	—	3	3	7	7	—	—	190	188

Total Alt-A	$248	$245	$22	$22	$20	$21	$72	$63	$575	$366	$937	$717

Prime
2003 & prior	$107	$110	$43	$42	$109	$105	$10	$10	$—	$—	$269	$267
2004	17	17	56	53	23	22	30	27	62	44	188	163
2005	—	—	3	3	18	19	6	6	221	182	248	210
2006	—	—	—	—	14	15	—	—	32	31	46	46
2007	—	—	—	—	27	25	—	—	31	28	58	53
Re-Remic(1)	1,664	1,734	255	266	238	241	—	—	9	16	2,166	2,257

Total Prime	$1,788	$1,861	$357	$364	$429	$427	$46	$43	$355	$301	$2,975	$2,996

Grand Total	$2,168	$2,233	$423	$426	$467	$466	$151	$138	$1,019	$730	$4,228	$3,993

(1)
Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement has been increased through the Re-Remic process on the securities we own.

European Exposure

The following table presents, as of December 31, 2011, our exposure to European debt by country segregated between sovereign and non-sovereign (financial and non-financial corporate debt) exposure:

	Sovereign		Financials		Non-Financials		Total

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	% of Invested Assets(1)

	(in millions, except percentage)
Greece	$—	$—	$—	$—	$—	$—	$—	$—	0.0%
Italy	—	—	—	—	117	114	117	114	0.3%
Ireland	—	—	—	—	40	39	40	39	0.1%
Portugal	—	—	—	—	—	—	—	—	0.0%
Spain	—	—	—	—	134	130	134	130	0.3%

Subtotal	—	—	—	—	291	283	291	283	0.7%
Other European exposure	30	31	420	387	938	1,004	1,388	1,422	3.4%

Total	$30	$31	$420	$387	$1,229	$1,287	$1,679	$1,705	4.1%

(1)
Invested assets include cash and cash equivalents and investments.

The non-financial corporate debt holdings in Greece, Italy, Ireland, Portugal and Spain are primarily in utilities/telecommunications. The non-financial corporate debt holdings in other European countries are multinational companies concentrated in utilities and non-cyclical industrials. We have no exposure to deeply subordinated instruments. We do not hedge our European exposure and we have no unfunded commitments related to our European debt holdings as of December 31, 2011.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on non-binding broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2011. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $226 million, net of DAC and DSIC amortization and income taxes, based on December 31, 2011 credit spreads.

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during the year ended December 31, 2011. At both December 31, 2011 and 2010, we had $2.8 billion in cash and cash equivalents. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that expires in November 2015. Under the terms of the underlying credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this credit facility and had $2 million of outstanding letters of credit at December 31, 2011.

In March 2010, we issued $750 million of 5.30% senior notes due 2020. A portion of the proceeds was used to retire $340 million of debt that matured in November 2010. On April 30, 2010, we closed on the Columbia Management Acquisition and paid $866 million in the second quarter with cash on hand and assumed liabilities of $30 million. Our subsidiaries, Ameriprise Bank, FSB and RiverSource Life Insurance Company ("RiverSource Life"), are members of the Federal Home Loan Bank ("FHLB") of Des Moines, which provides these subsidiaries with access to collateralized borrowings. As of December 31, 2011, we had no borrowings from the FHLB. Beginning in 2010, we entered into repurchase agreements to reduce reinvestment risk from higher levels of expected annuity net cash flows. Repurchase agreements allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at December 31, 2011 was $504 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

Dividends from Subsidiaries

Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life; our face-amount certificate subsidiary, Ameriprise Certificate Company ("ACC"); AMPF Holding Corporation, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, Inc. ("AFSI") and our clearing broker-dealer subsidiary, American Enterprise Investment Services Inc. ("AEIS"); our Auto and Home insurance subsidiary, IDS Property Casualty Insurance Company ("IDS Property Casualty"), doing business as Ameriprise Auto & Home Insurance; our transfer agent subsidiary, Columbia Management Investment Services Corp.; our investment advisory company, Columbia Management Investment Advisers, LLC; and Threadneedle. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements

	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

	(in millions)
RiverSource Life(1)(2)	$3,058	$3,813	$619	$652
RiverSource Life of NY(1)(2)	254	291	41	38
IDS Property Casualty(1)(3)	431	411	148	141
Ameriprise Insurance Company(1)(3)	41	44	2	2
ACC(4)(5)	164	184	151	173
Threadneedle(6)	218	182	170	104
Ameriprise Bank, FSB(7)	402	302	391	294
AFSI(3)(4)	115	119	2	1
Ameriprise Captive Insurance Company(3)	43	38	16	12
Ameriprise Trust Company(3)	44	41	41	40
AEIS(3)(4)	122	115	42	35
Securities America, Inc.(3)(4)(8)	—	2	—	#
RiverSource Distributors, Inc.(3)(4)	27	24	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	30	27	#	#

#
Amounts are less than $1 million.

(1)
Actual capital is determined on a statutory basis.

(2)
Regulatory capital requirement is based on the statutory risk-based capital filing.

(3)
Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of December 31, 2011 and 2010.

(4)
Actual capital is determined on an adjusted GAAP basis.

(5)
ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)
Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The actual capital and the regulatory capital requirements at December 31, 2011 represent management's assessment at September 30, 2011 of the risk based requirements, as specified by FSA regulations and submitted to the FSA in December 2011.

(7)
Ameriprise Bank is required to maintain capital in compliance with the Office of the Comptroller of Currency ("OCC") regulations and policies. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the responsibility for the ongoing examination, supervision, and regulation of federal savings associations, including Ameriprise Bank, transferred from the Office of Thrift Supervision to the OCC effective July 21, 2011.

(8)
Securities America was sold in the fourth quarter of 2011.

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

During the year ended December 31, 2011, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.2 billion (including $750 million from RiverSource Life) and contributed cash to its subsidiaries of $128 million. In addition, during the year ended December 31, 2011, RiverSource Life paid an $850 million dividend to the parent holding company consisting of high-quality, short-duration securities. During the year ended December 31, 2010, the parent holding company received cash dividends or a return of capital from its subsidiaries of $912 million (including $500 million from RiverSource Life) and contributed cash to its subsidiaries of $73 million.

The following table presents the dividends that could have been paid within the limitations of the applicable regulatory authorities as further described below, excluding extraordinary dividends for the years ended December 31:

	2011	2010	2009

		(in millions)
RiverSource Life(1)	$1,200	$886	$253
AEIS(2)	—	—	154
ACC(3)	70	171	87
Columbia Management Investment Advisers, LLC	295	191	89
Columbia Management Investment Services Corporation	5	—	3
Threadneedle	82	125	95
Ameriprise Trust Company	1	—	4
Securities America Financial Corporation(4)	—	2	15
AFSI(2)	—	—	78
IDS Property Casualty(5)	40	44	42
Ameriprise Captive Insurance Company	27	26	16
RiverSource Distributors, Inc.	26	23	41
AMPF Holding Corporation(2)	334	282	—
Columbia Management Investment Distributors, Inc.	30	27	13

Total dividend capacity	$2,110	$1,777	$890

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

(4)
Securities America was sold in the fourth quarter of 2011.

(5)
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

The following table presents the cash dividends paid or return of capital to the parent holding company, net of cash capital contributions made by the parent holding company for the following subsidiaries for the years ended December 31:

	2011	2010	2009

	(in millions)
RiverSource Life(1)	$750	$500	$—
Ameriprise Bank, FSB	(71)	(35)	(85)
ACC	57	160	25
Columbia Management Investment Advisers, LLC	250	90	—
Columbia Management Investment Services Corporation	—	—	3
Threadneedle	34	48	49
Ameriprise Trust Company	(3)	(5)	—
Securities America Financial Corporation(2)	(10)	—	—
IDS Property Casualty	—	30	85
Ameriprise Advisor Capital, LLC	(44)	(33)	(10)
AMPF Holding Corporation(3)	140	84	(38)
Other	—	—	2

Total	$1,103	$839	$31

(1)
In addition, during the year ended December 31, 2011, RiverSource Life paid an $850 million dividend to the parent holding company consisting of high-quality, short-duration securities.

(2)
Securities America was sold in the fourth quarter of 2011.

(3)
In 2009, AEIS and AFSI became subsidiaries of AMPF Holding Corporation. For AEIS and AFSI the dividend capacity is based on an internal model used to determine the availability of dividends, while maintaining net capital at a level sufficiently in excess of minimum levels defined by Securities and Exchange Commission rules.

Dividends Paid to Shareholders and Share Repurchases

We paid regular quarterly cash dividends to our shareholders totaling $212 million and $183 million for the year ended December 31, 2011 and 2010, respectively. On December 7, 2011, our Board of Directors declared a quarterly cash dividend of $0.28 per common share. The dividend will be paid on February 24, 2012 to our shareholders of record at the close of business on February 10, 2012.

On May 11, 2010, we announced that our board of directors authorized an expenditure of up to $1.5 billion for the repurchase of shares of our common stock through the date of our 2012 annual shareholders meeting. On June 15, 2011, we announced that our Board of Directors authorized an additional expenditure of up to $2.0 billion for the repurchase of shares of our common stock through June 28, 2013. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the year ended December 31, 2011, we repurchased a total of 27.9 million shares of our common stock at an average price of $52.15 per share. As of December 31, 2011, we had $1.5 billion remaining under our share repurchase authorizations.

In both 2011 and 2010, we extinguished $14 million principal amount of our junior notes due 2066. In the future, we may from time to time seek to retire or purchase additional outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise, without prior notice. Such repurchases, if any, will depend upon market conditions and other factors. The amounts involved could be material.

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

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2011 increased $331 million to $2.2 billion compared to $1.8 billion for the year ended December 31, 2010. Net cash provided by operating activities for the year ended December 31, 2011 included a negative impact of $188 million related to CIEs compared to a positive impact of $148 million in the prior year. In 2011, operating cash increased $738 million due to an increase in net cash collateral held related to derivative instruments compared to an increase of $111 million in the prior year. Income taxes paid increased $309 million in 2011 compared to the prior year. Net cash provided by operating activities in 2011 included an increase in cash generated from higher fee revenue, partially offset by higher payments for distribution expenses.

Net cash provided by operating activities for the year ended December 31, 2010 was $1.8 billion compared to net cash used in operating activities of $1.3 billion for the year ended December 31, 2009. Net cash provided by operating activities for the year ended December 31, 2010 included a positive impact of $148 million related to CIEs compared to a negative impact of $453 million in the prior year. In 2009, operating cash flows were reduced by $1.9 billion due to a decrease in net cash collateral held related to derivative instruments compared to an increase of $111 million in 2010. The increase in operating cash compared to the prior year was also driven by higher fee revenue, partially offset by higher advisor compensation.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and UL products reflected in financing activities.

Net cash used in investing activities was $1.1 billion for the year ended December 31, 2011 compared to $734 million for the year ended December 31, 2010. Cash used to purchase Available-for-Sale securities decreased $266 million compared to the prior year and cash proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities decreased $1.8 billion compared to the prior year. We paid cash of $866 million for the Columbia Management Acquisition in 2010 and received cash of $150 million in 2011 for the sale of Securities America.

Net cash used in investing activities decreased $5.6 billion to $734 million for the year ended December 31, 2010 compared to $6.4 billion for the year ended December 31, 2009, primarily due to a $10.3 billion decrease in cash used for purchases of Available-for-Sale securities, partially offset by a $3.6 billion reduction in proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities. We also paid cash of $866 million for the Columbia Management Acquisition in 2010.

Financing Activities

Net cash used in financing activities was $1.1 billion for the year ended December 31, 2011 compared to $1.3 billion for the year ended December 31, 2010. Net cash inflows related to policyholder and contractholder account values were $106 million for the year ended December 31, 2011 compared to net cash outflows of $1.1 billion for the prior year. Net cash outflows related to policyholder and contractholder account values in the prior year included net transfers to separate accounts of $1.3 billion primarily due to the implementation of changes to the Portfolio Navigator program. Cash outflows related to investment certificates and banking time deposits decreased $472 million due to lower maturities, withdrawals and cash surrenders compared to the prior year. Cash provided by other banking deposits increased $368 million compared to the prior year. Net cash inflows related to changes in repurchase agreements decreased $290 million compared to the prior year. Cash proceeds from issuance of debt, net of issuance costs, was $744 million in 2010 compared to nil in 2011. Cash used for the repurchase of common stock increased $913 million for the year ended December 31, 2011 compared to the prior year.

Net cash used in financing activities was $1.3 billion for the year ended December 31, 2010 compared to net cash provided by financing activities of $4.5 billion for the year ended December 31, 2009. Net cash outflows related to policyholder and contractholder account values were $1.1 billion for the year ended December 31, 2010 compared to net cash inflows of $3.1 billion for the prior year primarily due to a decrease in fixed annuity deposits and the transfer of general account assets to separate accounts from the implementation of changes to the Portfolio Navigator program. Proceeds from sales of investment certificates and banking time deposits decreased $1.4 billion compared to the prior year primarily due to the run-off of certificate rate promotions, partially offset by a $1.3 billion decrease in maturities, withdrawals and cash surrenders. Cash provided by other banking deposits decreased $345 million compared to the prior year. Cash received due to issuance of debt, net of repayments, increased $449 million for the year ended December 31, 2010 compared to the prior year. In 2010, net cash received related to repurchase agreements was $397 million. In 2009, we received cash of $869 million from the issuance of common stock. Cash used for the repurchase of common stock increased $571 million for the year ended December 31, 2010 compared to the prior year.

Contractual Commitments

The contractual obligations identified in the table below include both our on and off-balance sheet transactions that represent material expected or contractually committed future obligations. Payments due by period as of December 31, 2011 were as follows:

	Total	2012	2013-2014	2015-2016	2017 and Thereafter

	(in millions)
Balance Sheet:
Long-term debt(1)	$2,244	$—	$—	$700	$1,544
Insurance and annuities(2)	48,653	2,582	5,587	5,834	34,650
Investment certificates(3)	2,771	2,554	217	—	—
Deferred premium options(4)	2,531	372	673	561	925
Affordable housing partnerships(5)	267	168	96	1	2
Off-Balance Sheet:
Lease obligations	608	97	171	134	206
Purchase obligations(6)	493	154	188	85	66
Interest on long-term debt(7)	2,273	139	278	233	1,623

Total	$59,840	$6,066	$7,210	$7,548	$39,016

(1)
See Note 13 to our Consolidated Financial Statements for more information about our long-term debt.
(2)
These scheduled payments are represented by reserves of approximately $31.2 billion at December 31, 2011 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. Actual payment obligations may differ if experience varies from these assumptions. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.
(3)
The payments due by year are based on contractual term maturities. However, contractholders have the right to redeem the investment certificates earlier and at their discretion subject to surrender charges, if any. Redemptions are most likely to occur in periods of substantial increases in interest rates.
(4)
The fair value of these commitments included on the Consolidated Balance Sheets was $2.4 billion as of December 31, 2011. See Note 15 to our Consolidated Financial Statements for more information about our deferred premium options.
(5)
Affordable housing partnership commitments are related to investments in low income housing tax credit partnerships. Call dates for the obligations presented are either date or event specific. For date specific obligations, the Company is required to fund a specific amount on a stated date provided there are no defaults under the agreement. For event specific obligations, the Company is required to fund a specific amount of its capital commitment when properties in a fund become fully stabilized. For event specific obligations, the estimated call date of these commitments is used in the table above.
(6)
Purchase obligations include the minimum contractual amounts by period under contracts that were in effect at December 31, 2011. Many of the purchase agreements giving rise to these purchase obligations include termination clauses that may require payment of termination fees if the agreements are terminated by the Company without cause prior to their stated expiration; however, the table reflects the amounts to be paid assuming the contracts are not terminated.
(7)
Interest on debt was estimated based on rates in effect as of December 31, 2011.

In addition to the contractual commitments outlined in the table above, we periodically fund the employees' defined benefit plans. We contributed $72 million and $64 million in 2011 and 2010, respectively, to our pension plans. In 2012, we expect to contribute $46 million to our pension plans and $2 million to our defined benefit postretirement plans. See Note 21 to our Consolidated Financial Statements for additional information.

Total loan funding commitments, which are not included in the table above due to uncertainty with respect to timing of future cash flows, were $2.4 billion at December 31, 2011.

For additional information relating to these contractual commitments, see Note 22 to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We provide asset management services to various collateralized debt obligations and other investment products, which are sponsored by us for the investment of client assets in the normal course of business. Certain of these investment entities are considered to be variable interest entities while others are considered to be voting rights entities. We consolidate certain of these investment entities. For entities that we do not consolidate, our maximum exposure to loss is our investment in the entity, which was not material as of December 31, 2011. We have no obligation to provide further financial or other support to these structured investments nor have we provided any support to these structured investments. See Note 4 to our Consolidated Financial Statements for additional information on our arrangements with structured investments.

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

•
changes in and the adoption of relevant accounting standards, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or to be implemented in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•
investment management performance and distribution partner and consumer acceptance of the Company's products;

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

•
experience deviations from the Company's assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products, or from assumptions regarding market returns assumed in valuing or unlocking DAC and DSIC or market volatility underlying the Company's valuation and hedging of guaranteed living benefit annuity riders; or from assumptions regarding anticipated claims and losses relating to the Company's automobile and home insurance products;

•
changes in capital requirements that may be indicated, required or advised by regulators or rating agencies;

•
the impacts of the Company's efforts to improve distribution economics and to grow third-party distribution of its products;

•
the Company's ability to pursue and complete strategic transactions and initiatives, including acquisitions, divestitures, restructurings, joint ventures and the development of new products and services;

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our primary market risk exposures are interest rate, equity price, foreign currency exchange rate and credit risk. Equity price and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the spread income generated on our annuities, banking, brokerage client cash balances, and face amount certificate products and UL insurance products, the value of DAC and DSIC assets, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits.

The guaranteed benefits associated with our variable annuities are guaranteed minimum withdrawal benefits ("GMWB"), guaranteed minimum accumulation benefits ("GMAB"), guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB"). Each of these guaranteed benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

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

The following tables present our estimate of the impact on pretax income from these hypothetical market movements as of December 31, 2011:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact

	(in millions)
Asset-based management and distribution fees(1)	$(174)	$4	$(170)
DAC and DSIC amortization(2)(3)	(137)	—	(137)
Variable annuity riders:
GMDB and GMIB(3)	(53)	—	(53)
GMWB	(148)	198	50
GMAB	(52)	68	16
DAC and DSIC amortization(4)	N/A	N/A	(25)

Total variable annuity riders	(253)	266	(12)
Equity indexed annuities	1	(1)	—
Stock market certificates	2	(2)	—

Total	$(561)	$267	$(319)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact

	(in millions)
Asset-based management and distribution fees(1)	$(36)	$—	$(36)
Variable annuity riders:
GMWB	544	(580)	(36)
GMAB	51	(52)	(1)
DAC and DSIC amortization(4)	N/A	N/A	10

Total variable annuity riders	595	(632)	(27)
Fixed annuities, fixed portion of variable annuities
and fixed insurance products	22	—	22
Brokerage client cash balances	86	—	86
Flexible savings and other fixed rate savings products	16	—	16

Total	$683	$(632)	$61

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

The above results compare to an estimated negative net impact to pretax income of $326 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $11 million related to a 100 basis point increase in interest rates as of December 31, 2010. The change in interest rate sensitivity at December 31, 2011 compared to the prior year is primarily due to a decrease in interest rates.

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

Asset-Based Management and Distribution Fees

We earn asset-based management fees and distribution fees on our assets under management. At December 31, 2011, the value of our assets under management was $527.6 billion. These sources of revenue are subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. We do not currently hedge the interest rate or equity price risk of this exposure.

DAC and DSIC Amortization

For annuity and UL products, DAC and DSIC are amortized on the basis of estimated gross profits. Estimated gross profits are a proxy for pretax income prior to the recognition of DAC and DSIC amortization expense. When events occur that reduce or increase current period estimated gross profits, DAC and DSIC amortization expense is typically reduced or increased as well, somewhat mitigating the impact of the event on pretax income.

Variable Annuity Riders

The total contract value of all variable annuities at December 31, 2011 was $62.3 billion compared to $62.6 billion at December 31, 2010. These contract values include GMWB and GMAB contracts which were $27.6 billion and $3.5 billion, respectively, at December 31, 2011, compared to $24.7 billion and $3.5 billion, respectively, at December 31, 2010. At December 31, 2011, reserves for GMWB and GMAB were $1.4 billion and $237 million, respectively, compared to $337 million and $104 million, respectively, at December 31, 2010. The increase in reserves for GMWB and GMAB reflect the changes in economic factors impacting the mark-to-market value of the guarantees and increased volume of business. At December 31, 2011, the reserve for the other variable annuity guaranteed benefits, GMDB and GMIB, was $14 million compared to $13 million at December 31, 2010.

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

The core derivative instruments with which we hedge the equity price risk of our GMWB and GMAB provisions are longer dated put and call derivatives; these core instruments are supplemented with equity futures and total return swaps. See Note 15 to our Consolidated Financial Statements for further information on our derivative instruments.

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

Fixed Annuities, Fixed Portion of Variable Annuities and Fixed Insurance Products

Interest rate exposures arise primarily with respect to the fixed account portion of annuity and insurance products of RiverSource Life companies and their investment portfolios. We guarantee an interest rate to the holders of these products. Premiums and deposits collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients' accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates are reflected in crediting rates to clients sooner than in rates earned on invested assets resulting in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. Of the $31.7 billion in future policy benefits and claims on our Consolidated Balance Sheets at December 31, 2011, $29.5 billion related to liabilities created by these products. We do not hedge this exposure.

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

Flexible Savings and Other Fixed Rate Savings Products

We have interest rate risk from our flexible savings and other fixed rate savings products. These products are primarily investment certificates generally ranging in amounts from $1,000 to $1 million with interest crediting rate terms ranging from three to 36 months, as well as other savings products sold through Ameriprise Bank. We guarantee an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although we monitor our investment strategy and make modifications based on our changing liabilities and the expected interest rate environment. Of the $9.9 billion in customer deposits at December 31, 2011, $2.0 billion related to reserves for our fixed rate certificate products and $4.7 billion related to reserves for our banking products.

Equity Indexed Annuities

Our equity indexed annuity product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500 Index. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500 Index, which is guaranteed for the initial seven-year term when the contract is held to full term. At December 31, 2011, we had $60 million in reserves related to equity indexed annuities. We discontinued new sales of equity indexed annuities in 2007.

Equity Price Risk — Equity Indexed Annuities

The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, we purchase futures, calls and puts which generate returns to replicate what we must credit to client accounts. In conjunction with purchasing puts we also write puts. Pairing purchased puts with written puts allows us to better match the characteristics of the liability.

Interest Rate Risk — Equity Indexed Annuities

Most of the proceeds received from equity indexed annuities are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. We earn income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates.

Indexed Universal Life

In 2011, we began offering IUL insurance. IUL is similar to UL in that it provides life insurance coverage and cash value that increases as a result of credited interest. Also, like UL, there is a minimum guaranteed credited rate of interest. Unlike UL the rate of credited interest above the minimum guarantee is linked to the S&P 500 Index (subject to a cap). At December 31, 2011, we had $7 million in reserves related to the index account of IUL. The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, a portion of the proceeds from the sale of IUL is used to purchase call spreads which generate returns to replicate what we must credit to client accounts. The estimate of the impact on pretax income for a hypothetical 10% equity market movement as of December 31, 2011 is not material.

Stock Market Certificates

Stock market certificates are purchased for amounts generally from $1,000 to $1 million for terms of 52 weeks which can be extended to a maximum of 20 years. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500 Index up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Reserves for our stock market certificates are included in customer deposits on our Consolidated Balance Sheets. At December 31, 2011, we had $737 million in reserves related to stock market certificates.

Equity Price Risk — Stock Market Certificates

As with the equity indexed annuities, the equity-linked return to investors creates equity price risk exposure. We seek to minimize this exposure with purchased futures and call spreads that replicate what we must credit to client accounts. This risk continues to be fully hedged.

Interest Rate Risk — Stock Market Certificates

Stock market certificates have some interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This risk is not currently hedged.

Foreign Currency Risk

We have foreign currency risk through our net investment in foreign subsidiaries and our operations in foreign countries. We are primarily exposed to changes in British Pounds ("GBP") related to our net investment in Threadneedle, which was 450 million GBP at December 31, 2011. Our primary exposure related to operations in foreign countries is to the GBP and the Indian Rupee. We monitor the foreign exchange rates that we have exposure to and enter into foreign currency forward contracts to mitigate risk when economically prudent. At December 31, 2011, the notional value of outstanding contracts and our remaining foreign currency risk related to operations in foreign countries were not material.

Interest Rate Risk on External Debt

The stated interest rate on the $2.0 billion of our senior unsecured notes is fixed and the stated interest rate on the $294 million of junior notes is fixed until June 1, 2016. In 2010, we entered into interest rate swap agreements to effectively convert the fixed interest rate on $1.4 billion of the senior unsecured notes to floating interest rates based on six-month LIBOR. We hedged the debt in part to better align the interest expense on debt with the interest earned on cash equivalents held on our Consolidated Balance Sheets. The net interest rate risk of these items is immaterial.

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

We manage our credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, we regularly evaluate their financial strength during the terms of the treaties. As of December 31, 2011, our largest reinsurance credit risk is related to a long term care coinsurance treaty with life insurance subsidiaries of Genworth Financial, Inc. See Note 7 to our Consolidated Financial Statements for additional information on reinsurance.

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ameriprise Financial, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, equity, and of cash flows present fairly, in all material respects, the financial position of Ameriprise Financial, Inc. and its subsidiaries (the "Company") at December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Minneapolis, Minnesota
February 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ameriprise Financial, Inc.

We have audited the accompanying consolidated balance sheet of Ameriprise Financial, Inc. (the Company) as of December 31, 2010, and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ameriprise Financial, Inc. at December 31, 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, in 2010 the Company adopted new accounting guidance related to the consolidation of variable interest entities. Also, in 2009 the Company adopted new accounting guidance related to the recognition and presentation of other-than-temporary impairments.

As discussed in Note 24 to the consolidated financial statements, the accompanying 2010 and 2009 financial statements have been retrospectively adjusted to reclassify the assets, liabilities and results of operations of a certain subsidiary as discontinued operations.

Minneapolis, Minnesota
February 28, 2011, except for Note 24 (Discontinued Operations), as to which the date is February 24, 2012

Consolidated Statements of Operations
Ameriprise Financial, Inc.

	Years Ended December 31,
	2011	2010	2009

	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$4,537	$3,784	$2,558
Distribution fees	1,573	1,447	1,182
Net investment income	2,046	2,309	1,998
Premiums	1,220	1,179	1,098
Other revenues	863	863	702

Total revenues	10,239	9,582	7,538
Banking and deposit interest expense	47	70	141

Total net revenues	10,192	9,512	7,397

Expenses
Distribution expenses	2,497	2,065	1,462
Interest credited to fixed accounts	853	909	903
Benefits, claims, losses and settlement expenses	1,557	1,750	1,334
Amortization of deferred acquisition costs	618	127	217
Interest and debt expense	317	290	127
General and administrative expense	2,965	2,737	2,434

Total expenses	8,807	7,878	6,477

Income from continuing operations before income tax provision	1,385	1,634	920
Income tax provision	355	350	184

Income from continuing operations	1,030	1,284	736
Income (loss) from discontinued operations, net of tax	(60)	(24)	1

Net income	970	1,260	737
Less: Net income (loss) attributable to noncontrolling interests	(106)	163	15

Net income attributable to Ameriprise Financial	$1,076	$1,097	$722

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$4.71	$4.36	$2.98
Income (loss) from discontinued operations	(0.25)	(0.10)	—

Net income	$4.46	$4.26	$2.98

Diluted
Income from continuing operations	$4.61	$4.27	$2.95
Income (loss) from discontinued operations	(0.24)	(0.09)	—

Net income	$4.37	$4.18	$2.95

Cash dividends declared per common share	$1.15	$0.71	$0.68
Supplemental Disclosures:
Net investment income:
Net investment income before impairment losses on securities	$2,080	$2,346	$2,091

Total other-than-temporary impairment losses on securities	(76)	(41)	(83)
Portion of loss recognized in other comprehensive income	42	4	(10)

Net impairment losses recognized in net investment income	(34)	(37)	(93)

Net investment income	$2,046	$2,309	$1,998

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
Ameriprise Financial, Inc.

	December 31,
	2011	2010

	(in millions, except share amounts)
Assets
Cash and cash equivalents	$2,781	$2,838
Investments	38,775	36,755
Separate account assets	66,780	68,330
Receivables	5,559	4,849
Deferred acquisition costs	4,402	4,619
Restricted and segregated cash and investments	1,793	1,814
Other assets	7,468	4,965
Assets held for sale	—	173

Total assets before consolidated investment entities	127,558	124,343

Consolidated Investment Entities:
Cash	470	472
Investments, at fair value	4,789	5,444
Receivables (includes $39 and $33, respectively, at fair value)	59	60
Other assets, at fair value	1,110	895

Total assets of consolidated investment entities	6,428	6,871

Total assets	$133,986	$131,214

Liabilities and Equity
Liabilities:
Future policy benefits and claims	$31,723	$30,208
Separate account liabilities	66,780	68,330
Customer deposits	9,850	8,779
Short-term borrowings	504	397
Long-term debt	2,393	2,317
Accounts payable and accrued expenses	1,048	1,112
Other liabilities	5,432	2,983
Liabilities held for sale	—	79

Total liabilities before consolidated investment entities	117,730	114,205

Consolidated Investment Entities:
Debt (includes $4,712 and $5,171, respectively, at fair value)	5,178	5,535
Accounts payable and accrued expenses	17	22
Other liabilities (includes $85 and $154, respectively, at fair value)	100	167

Total liabilities of consolidated investment entities	5,295	5,724

Total liabilities	123,025	119,929

Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 303,757,574 and 301,366,044, respectively)	3	3
Additional paid-in capital	6,237	6,029
Retained earnings	6,983	6,190
Appropriated retained earnings of consolidated investment entities	428	558
Treasury shares, at cost (81,814,591 and 54,668,152 shares, respectively)	(4,034)	(2,620)
Accumulated other comprehensive income, net of tax	638	565

Total Ameriprise Financial, Inc. shareholders' equity	10,255	10,725
Noncontrolling interests	706	560

Total equity	10,961	11,285

Total liabilities and equity	$133,986	$131,214

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Ameriprise Financial, Inc.

	Years Ended December 31,
	2011	2010	2009

	(in millions)
Cash Flows from Operating Activities
Net income	$970	$1,260	$737
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	110	110	120
Deferred income tax expense (benefit)	61	513	(24)
Share-based compensation	145	158	182
Net realized investment gains	(34)	(60)	(163)
Other-than-temporary impairments and provision for loan losses	43	47	132
Net loss (income) attributable to noncontrolling interests	106	(163)	(15)
Changes in operating assets and liabilities before consolidated investment entities:
Restricted and segregated cash and investments	(11)	(186)	245
Deferred acquisition costs	126	(398)	(403)
Other investments, net	48	2	301
Future policy benefits and claims, net	(28)	383	105
Receivables	(260)	(441)	(186)
Brokerage deposits	225	222	(94)
Accounts payable and accrued expenses	(80)	195	26
Derivatives collateral, net	738	111	(1,914)
Other, net	207	(54)	86
Changes in operating assets and liabilities of consolidated investment entities, net	(188)	148	(453)

Net cash provided by (used in) operating activities	2,178	1,847	(1,318)

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	888	1,519	5,630
Maturities, sinking fund payments and calls	5,206	6,404	5,855
Purchases	(7,236)	(7,502)	(17,815)
Proceeds from sales, maturities and repayments of commercial mortgage loans	224	226	294
Funding of commercial mortgage loans	(238)	(154)	(104)
Proceeds from sales of other investments	360	189	75
Purchase of other investments	(422)	(102)	(14)
Purchase of investments by consolidated investment entities	(2,871)	(1,935)	—
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	3,399	2,005	—
Purchase of land, buildings, equipment and software	(250)	(131)	(83)
Acquisitions	—	(866)	—
Proceeds from sale of business	150	—	—
Change in consumer banking loans and credit card receivables, net	(349)	(372)	(218)
Other, net	(7)	(15)	7

Net cash used in investing activities	(1,146)	(734)	(6,373)

Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	$873	$1,029	$2,411
Maturities, withdrawals and cash surrenders	(1,243)	(1,871)	(3,177)
Change in other banking deposits	1,210	842	1,187
Policyholder and contractholder account values:
Consideration received	1,378	1,593	4,863
Net transfers from (to) separate accounts	39	(1,337)	195
Surrenders and other benefits	(1,311)	(1,338)	(1,923)
Deferred premium options, net	(254)	(182)	(82)
Proceeds from issuance of common stock	—	—	869
Issuance of debt, net of issuance costs	—	744	491
Repayments of debt	(20)	(354)	(550)
Change in short-term borrowings, net	107	397	—
Dividends paid to shareholders	(212)	(183)	(164)
Repurchase of common shares	(1,495)	(582)	(11)
Exercise of stock options	66	113	6
Excess tax benefits from share-based compensation	90	9	12
Borrowings by consolidated investment entities	163	163	234
Repayments of debt by consolidated investment entities	(603)	(287)	—
Noncontrolling interests investments in subsidiaries	155	77	231
Distributions to noncontrolling interests	(54)	(171)	(45)
Other, net	—	(5)	(2)

Net cash provided by (used in) financing activities	(1,111)	(1,343)	4,545
Effect of exchange rate changes on cash	(1)	(6)	15

Net decrease in cash and cash equivalents(1)	(80)	(236)	(3,131)
Cash and cash equivalents at beginning of period(1)	2,861	3,097	6,228

Cash and cash equivalents at end of period(1)	$2,781	$2,861	$3,097

Supplemental Disclosures:
Interest paid before consolidated investment entities	$201	$231	$251
Income taxes paid, net	370	61	98
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	137	188	—
Non-cash financing activity:
Dividends declared but not paid	62	—	—

(1)
Cash and cash equivalents includes cash held for sale. See Note 24 for additional information.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
Ameriprise Financial, Inc.

	Ameriprise Financial, Inc.
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Appropriated Retained Earnings of Consolidated Investment Entities	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total

	(in millions, except share data)
Balances at January 1, 2009	216,510,699	$3	$4,688	$4,586	$—	$(2,012)	$(1,091)	$289	$6,463
Change in accounting principles, net of tax	—	—	—	132	—	—	(132)	—	—
Comprehensive income:
Net income	—	—	—	722	—	—	—	15	737
Other comprehensive income, net of tax:
Change in net unrealized securities losses	—	—	—	—	—	—	1,354	—	1,354
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	49	—	49
Change in net unrealized derivatives losses	—	—	—	—	—	—	11	—	11
Change in defined benefit plans	—	—	—	—	—	—	19	—	19
Foreign currency translation adjustment	—	—	—	—	—	—	55	22	77

Total comprehensive income									2,247
Issuance of common stock	36,000,000	—	869	—	—	—	—	—	869
Dividends to shareholders	—	—	—	(164)	—	—	—	—	(164)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	322	322
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(45)	(45)
Repurchase of common shares	(822,166)	—	—	—	—	(11)	—	—	(11)
Share-based compensation plans	3,406,958	—	191	—	—	—	—	—	191

Balances at December 31, 2009	255,095,491	3	5,748	5,276	—	(2,023)	265	603	9,872
Change in accounting principles	—	—	—	—	473	—	—	—	473
Comprehensive income:
Net income	—	—	—	1,097	—	—	—	163	1,260
Net income reclassified to appropriated retained earnings	—	—	—	—	85	—	—	(85)	—
Other comprehensive income, net of tax:
Change in net unrealized securities gains	—	—	—	—	—	—	288	—	288
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	17	—	17
Change in net unrealized derivatives gains	—	—	—	—	—	—	15	—	15
Change in defined benefit plans	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	(16)	(27)	(43)

Total comprehensive income									1,533
Dividends to shareholders	—	—	—	(183)	—	—	—	—	(183)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	77	77
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(171)	(171)
Repurchase of common shares	(13,924,062)	—	—	—	—	(597)	—	—	(597)
Share-based compensation plans	5,526,463	—	281	—	—	—	—	—	281

Balances at December 31, 2010	246,697,892	$3	$6,029	$6,190	$558	$(2,620)	$565	$560	$11,285
Comprehensive income:
Net income (loss)	—	—	—	1,076	—	—	—	(106)	970
Net loss reclassified to appropriated retained earnings	—	—	—	—	(130)	—	—	130	—
Other comprehensive income, net of tax:
Change in net unrealized securities gains	—	—	—	—	—	—	164	—	164
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	—	—	—	(9)	—	(9)
Change in net unrealized derivatives gains	—	—	—	—	—	—	(29)	—	(29)
Change in defined benefit plans	—	—	—	—	—	—	(51)	—	(51)
Foreign currency translation adjustment	—	—	—	—	—	—	(2)	(8)	(10)

Total comprehensive income									1,035
Dividends to shareholders	—	—	—	(274)	—	—	—	—	(274)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	155	155
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(54)	(54)
Repurchase of common shares	(28,812,873)	—	—	—	—	(1,495)	—	—	(1,495)
Share-based compensation plans	4,057,964	—	208	(9)	—	81	—	29	309

Balances at December 31, 2011	221,942,983	$3	$6,237	$6,983	$428	$(4,034)	$638	$706	$10,961

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation

Ameriprise Financial, Inc. is a holding company, which primarily conducts business through its subsidiaries to provide financial planning, products and services that are designed to be utilized as solutions for clients' cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs. The foreign operations of Ameriprise Financial, Inc. are conducted primarily through its subsidiary, Threadneedle Asset Management Holdings Sàrl ("Threadneedle").

The accompanying Consolidated Financial Statements include the accounts of Ameriprise Financial, Inc., companies in which it directly or indirectly has a controlling financial interest and variable interest entities ("VIEs") in which it is the primary beneficiary (collectively, the "Company"). The income or loss generated by consolidated entities which will not be realized by the Company's shareholders is attributed to noncontrolling interests in the Consolidated Statements of Operations. Noncontrolling interests are the ownership interests in subsidiaries not attributable, directly or indirectly, to Ameriprise Financial, Inc. and are classified as equity within the Consolidated Balance Sheets. The Company excluding noncontrolling interests is defined as "Ameriprise Financial." All intercompany transactions and balances have been eliminated in consolidation. See Note 2 and Note 4 for additional information related to VIEs.

The results of Securities America Financial Corporation and its subsidiaries (collectively, "Securities America") have been presented as discontinued operations for all periods presented and the related assets and liabilities have been classified as held for sale as of December 31, 2010. See Note 24 for additional information on discontinued operations, including the sale of Securities America in the fourth quarter of 2011.

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

•
If the VIE does not meet the criteria above, the VIE will be consolidated by the entity that determines it has both:

(i)
the power to direct the activities of the VIE that most significantly impact the VIE's economic performance; and

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

Amounts Based on Estimates and Assumptions

Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and recognition of other-than-temporary impairments, deferred acquisition costs ("DAC") and the corresponding recognition of DAC amortization, derivative instruments and hedging activities, litigation and claims reserves and income taxes and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.

Cash and Cash Equivalents

Cash equivalents include time deposits and other highly liquid investments with original maturities of 90 days or less.

Investments

Available-for-Sale Securities

Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of impacts to DAC, deferred sales inducement costs ("DSIC"), certain benefit reserves and income taxes. Gains and losses are recognized in the Consolidated Statements of Operations upon disposition of the securities.

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

For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities and asset backed securities), the Company also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management.

Other Investments

Other investments primarily reflect the Company's interests in affordable housing partnerships, trading securities, seed money investments and syndicated loans. Affordable housing partnerships and seed money investments are accounted for under the equity method. Trading securities primarily include common stocks and trading bonds. Trading securities are carried at fair value with unrealized and realized gains (losses) recorded within net investment income.

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

Revolving unsecured consumer lines, including credit card loans, are charged off at 180 days past due. Closed-end consumer loans, other than loans secured by one to four family properties, are charged off at 120 days past due and are generally not placed on nonaccrual status. Loans secured by one to four family properties are charged off when management determines the assets are uncollectible and commences foreclosure proceedings on the property, at which time the property is written down to fair value less selling costs and recorded as real estate owned in other assets. Commercial mortgage loans are evaluated for impairment when the loan is considered for nonaccrual status, restructured or foreclosure proceedings are initiated on the property. If it is determined that the fair value is less than the current loan balance, it is written down to fair value less selling costs. Foreclosed property is recorded as real estate owned in other assets. Syndicated loans are placed on nonaccrual status when management determines it will not collect all contractual principal and interest on the loan.

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

Impaired Loans

The Company considers a loan to be impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans may also include loans that have been modified in troubled debt restructurings as a concession to borrowers experiencing financial difficulties. Management evaluates for impairment all restructured loans and loans with higher impairment risk factors. The impairment recognized is measured as the excess of the loan's recorded investment over: (i) the present value of its expected principal and interest payments discounted at the loan's effective interest rate, (ii) the fair value of collateral or (iii) the loan's observable market price.

Restructured Loans

A loan is classified as a restructured loan when the Company makes certain concessionary modifications to contractual terms for borrowers experiencing financial difficulties. When the interest rate, minimum payments, and/or due dates have been modified in an attempt to make the loan more affordable to a borrower experiencing financial difficulties, the modification is considered a troubled debt restructuring. Generally, performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms which may result in the loan being returned to accrual status at the time of the restructuring or after a performance period. If the borrower's ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status.

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

Restricted and Segregated Cash and Investments

Total restricted cash at December 31, 2011 and 2010 was $79 million and $110 million, respectively, which cannot be utilized for operations. The Company's restricted cash at December 31, 2011 and 2010 was primarily cash held by Threadneedle for the benefit of customers and cash that has been pledged to counterparties. At both December 31, 2011 and 2010, amounts segregated under federal and other regulations were $1.7 billion, segregated in special reserve bank accounts for the exclusive benefit of the Company's brokerage customers.

Land, Buildings, Equipment and Software

Land, buildings, equipment and internally developed or purchased software are carried at cost less accumulated depreciation or amortization and are reflected within other assets. The Company generally uses the straight-line method of depreciation and amortization over periods ranging from three to 30 years. At December 31, 2011 and 2010, land, buildings, equipment and software were $774 million and $693 million, respectively, net of accumulated depreciation of $1.1 billion at both periods. Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $143 million, $160 million and $176 million, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the amount of an acquired company's acquisition cost in excess of the fair value of assets acquired and liabilities assumed. The Company evaluates goodwill for impairment annually on the measurement date of July 1 and whenever events and circumstances indicate that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. In determining whether impairment has occurred, the Company uses the discounted cash flow method, a variation of the income approach.

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

For derivative instruments that do not qualify for hedge accounting or are not designated as accounting hedges, changes in fair value are recognized in current period earnings. Changes in fair value of derivatives are presented in the Consolidated

Statements of Operations based on the nature and use of the instrument. Changes in fair value of derivatives used as economic hedges are presented in the Consolidated Statements of Operations with the corresponding change in the hedged asset or liability.

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

See Note 14 for information regarding the Company's fair value measurement of derivative instruments and Note 15 for the impact of derivatives on the Consolidated Statements of Operations.

The equity component of equity indexed annuity ("EIA"), indexed universal life ("IUL") and stock market certificate obligations are considered embedded derivatives. Additionally, certain annuities contain guaranteed minimum accumulation benefit ("GMAB") and guaranteed minimum withdrawal benefit ("GMWB") provisions. The GMAB and the non-life contingent benefits associated with GMWB provisions are also considered embedded derivatives. The fair value of embedded derivatives associated with annuities and IUL is included in future policy benefits and claims, whereas the fair value of stock market certificate embedded derivatives is included in customer deposits. The changes in the fair value of the EIA and IUL embedded derivatives are reflected in interest credited to fixed accounts. The changes in the fair value of the stock market certificate embedded derivatives are included in banking and deposit interest expense. The changes in the fair value of the GMAB and GMWB embedded derivatives are reflected in benefits, claims, losses and settlement expenses.

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

Reinsurance

The Company cedes significant amounts of insurance risk to other insurers under reinsurance agreements. Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums for traditional life, long term care ("LTC"), disability income ("DI") and auto and home ceded on a coinsurance basis, net of the change in any prepaid reinsurance asset, are reported as a reduction of premiums. Fixed and variable universal life reinsurance premiums are reported as a reduction of other revenues. In addition, for fixed and variable universal life insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is recognized as an asset and amortized over the term of the reinsurance contract, in proportion to the estimated gross profits and is subject to retrospective adjustment in a manner similar to retrospective adjustment of DAC. The assumptions used to project the expected cash flows are consistent with those used for DAC asset valuation for the same contracts. Changes in the net cost of reinsurance are reflected as a component of other revenues. Reinsurance recoveries are reported as components of benefits, claims, losses and settlement expenses.

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

The embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions are recorded at fair value. See Note 14 for information regarding the fair value measurement of embedded derivatives. The liability for the life contingent benefits associated with GMWB provisions is determined in the same way as the GMDB liability. Significant assumptions made in projecting future benefits and fees relate to persistency and benefit utilization. As with DAC, management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year. The changes in both the fair values of the GMWB and GMAB embedded derivatives and the liability for life contingent benefits are reflected in benefits, claims, losses and settlement expenses.

Liabilities for equity indexed annuities are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates.

Life and Health Insurance

Future policy benefits and claims related to life and health insurance include liabilities for fixed account values on fixed and variable universal life policies, liabilities for indexed accounts of IUL products, liabilities for unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life and health insurance policies as claims are incurred in the future.

Liabilities for fixed account values on fixed and variable universal life insurance are equal to accumulation values. Accumulation values are the cumulative gross deposits and credited interest less various contractual expense and mortality charges and less amounts withdrawn by policyholders.

Liabilities for indexed accounts of IUL products are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.

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

The liability for these future losses is determined by estimating the death benefits in excess of account value and recognizing the excess over the estimated meaningful life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). See Note 10 for information regarding the liability for contracts with secondary guarantees.

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

Auto and Home Reserves

Auto and home reserves include amounts determined from loss reports on individual claims, as well as amounts based on historical loss experience for losses incurred but not yet reported. Such liabilities are necessarily based on estimates and, while management believes that the reserve amounts were adequate at December 31, 2011 and 2010, the ultimate liability may be in excess of or less than the amounts provided. The Company's methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reflected in earnings in the period such adjustments are made.

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

The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Management may need to identify and implement appropriate planning strategies to ensure its ability to realize deferred tax assets and avoid the establishment of a valuation allowance with respect to such assets. In the opinion of management, it is currently more likely than not that the Company will not realize the full benefit of certain state net operating losses and therefore a valuation allowance of $5 million has been established as of December 31, 2011.

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

The Company's management fees are generally accrued daily and collected monthly. A significant portion of the Company's management fees are calculated as a percentage of the fair value of its managed assets. The substantial majority of the Company's managed assets are valued by third party pricing services vendors based upon observable market data. The selection of the Company's third party pricing services vendors and the reliability of their prices are subject to certain governance procedures, such as exception reporting, subsequent transaction testing, and annual due diligence of our vendors, which includes assessing the vendor's valuation qualifications, control environment, analysis of asset-class specific valuation methodologies and understanding of sources of market observable assumptions.

Several of the Company's mutual funds had a performance incentive adjustment ("PIA"). The PIA increased or decreased the level of management fees received based on the specific fund's relative performance as measured against a designated external index. We discontinued the PIA earned by the Company's domestic mutual funds during 2011. The Company recognized PIA revenue monthly on a 12 month rolling performance basis. The Company may also receive performance-based incentive fees from hedge funds or other structured investments that it manages. The annual performance fees for structured investments are recognized as revenue at the time the performance fee is finalized or no longer subject to adjustment. All other performance fees are based on a full contract year and are final at the end of the contract year. Any performance fees received are not subject to repayment or any other clawback provisions. Employee benefit plan and institutional investment management and administration services fees are negotiated and are also generally based on underlying asset values. Fees from financial planning and advice services are recognized when the financial plan is delivered.

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

Net Investment Income

Net investment income primarily includes interest income on fixed maturity securities classified as Available-for-Sale, commercial mortgage loans, policy loans, consumer loans, other investments and cash and cash equivalents; the changes in fair value of trading securities, certain derivatives and certain assets and liabilities of consolidated investment entities; the pro rata share of net income or loss on equity method investments; and realized gains and losses on the sale of securities and charges for other-than-temporary impairments of investments related to credit losses. Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term. Realized gains and losses on securities, other than trading securities and equity method investments, are recognized using the specific identification method on a trade date basis.

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

3. Recent Accounting Pronouncements

Adoption of New Accounting Standards

Receivables

In April 2011, the Financial Accounting Standards Board ("FASB") updated the accounting standards for troubled debt restructurings. The new standard includes indicators that a lender should consider in determining whether a borrower is experiencing financial difficulties and provides clarification for determining whether the lender has granted a concession to the borrower. The standard sets the effective dates for troubled debt restructuring disclosures required by recent guidance on credit quality disclosures. The standard is effective for interim and annual periods beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption. For purposes of measuring impairments of receivables that are considered impaired as a result of applying the new guidance, the standard should be applied prospectively for the interim or annual period beginning on or after June 15, 2011. The Company adopted the standard in the third quarter of 2011. The adoption did not have any effect on the Company's consolidated results of operations and financial condition. See Note 6 for the required disclosures.

Fair Value

In January 2010, the FASB updated the accounting standards related to disclosures on fair value measurements. The standard expands the current disclosure requirements to include additional detail about significant transfers between Levels 1 and 2 within the fair value hierarchy and presents activity in the rollforward of Level 3 activity on a gross basis. The standard also clarifies existing disclosure requirements related to the level of disaggregation to be used for assets and liabilities as well as disclosures on the inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the Level 3 rollforward, which are effective for interim and annual periods beginning after December 15, 2010. The Company adopted the standard in the first quarter of 2010, except for the additional disclosures related to the Level 3 rollforward, which the Company adopted in the first quarter of 2011. The adoption did not have any effect on the Company's consolidated results of operations and financial condition. See Note 4 and Note 14 for the required disclosures.

Consolidation of Variable Interest Entities

In June 2009, the FASB updated the accounting standards related to the consolidation of VIEs. The standard amends the guidance on the determination of the primary beneficiary of a VIE from a quantitative model to a qualitative model and requires additional disclosures about an enterprise's involvement in VIEs. Under the new qualitative model, the primary beneficiary must have both the power to direct the activities of the VIE and the obligation to absorb losses or the right to receive gains that could be potentially significant to the VIE. In February 2010, the FASB amended this guidance to defer application of the consolidation requirements for certain investment funds. The standards are effective for interim and annual reporting periods beginning after November 15, 2009. The Company adopted the standards effective January 1, 2010 and as a result consolidated certain collateralized debt obligations ("CDOs"). At adoption, the Company recorded a $5.5 billion increase to assets and a $5.1 billion increase to liabilities. The difference between the fair value of the assets and liabilities of the CDOs was recorded as a cumulative effect increase of $473 million to appropriated retained earnings of consolidated investment entities. Such amounts are recorded as appropriated retained earnings as the CDO note holders, not Ameriprise Financial, ultimately will receive the benefits or absorb the losses associated with the assets and liabilities of the CDOs. Subsequent to the adoption, the net change in fair value of the assets and liabilities of the CDOs will be recorded as net income attributable to noncontrolling interests and as an adjustment to appropriated retained earnings of consolidated investment entities. See Note 4 for additional information related to the application of the amended VIE consolidation model and the required disclosures.

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

Future Adoption of New Accounting Standards

Balance Sheet

In December 2011, the FASB updated the accounting standards to require new disclosures about offsetting assets and liabilities. The standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The standard is effective for interim and annual periods beginning on or after January 1, 2013 on a retrospective basis. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.

Comprehensive Income

In June 2011, the FASB updated the accounting standards related to the presentation of comprehensive income. The standard requires entities to present all nonowner changes in stockholders' equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not affect how earnings per share is calculated or presented. The standard is effective for interim and annual periods beginning after December 15, 2011. The standard is to be applied retrospectively. The adoption of the standard will not impact the Company's consolidated results of operations and financial condition.

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

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB updated the accounting standards for DAC. Under this new standard, only the following costs incurred in the acquisition of new and renewal insurance contracts would be capitalizable as DAC: (i) incremental direct costs of a successful contract acquisition, (ii) portions of employees' salaries and benefits directly related to time spent performing specified acquisition activities (that is, underwriting, policy issuance and processing, medical and inspection, and sales force contract selling) for a contract that has actually been acquired, (iii) other costs related to the specified acquisition activities that would not have been incurred had the acquisition contract not occurred, and (iv) advertising costs that meet the capitalization criteria in other GAAP guidance for certain direct-response marketing. All other costs are to be expensed as incurred. The Company retrospectively adopted the standard on January 1, 2012. The cumulative effect of the adoption reduced retained earnings by $1.4 billion after-tax at January 1, 2012.

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

The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	December 31, 2011
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments:
Corporate debt securities	$—	$314	$4	$318
Common stocks	75	25	13	113
Other structured investments	—	54	—	54
Syndicated loans	—	3,962	342	4,304

Total investments	75	4,355	359	4,789
Receivables	—	39	—	39
Other assets	—	2	1,108	1,110

Total assets at fair value	$75	$4,396	$1,467	$5,938

Liabilities
Debt	$—	$—	$4,712	$4,712
Other liabilities	—	85	—	85

Total liabilities at fair value	$—	$85	$4,712	$4,797

	December 31, 2010
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Investments:
Corporate debt securities	$—	$418	$6	$424
Common stocks	26	53	11	90
Other structured investments	—	39	22	61
Syndicated loans	—	4,867	—	4,867
Trading securities	—	2	—	2

Total investments	26	5,379	39	5,444
Receivables	—	33	—	33
Other assets	—	8	887	895

Total assets at fair value	$26	$5,420	$926	$6,372

Liabilities
Debt	$—	$—	$5,171	$5,171
Other liabilities	—	154	—	154

Total liabilities at fair value	$—	$154	$5,171	$5,325

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Corporate Debt Securities	Common Stocks		Other Structured Investments		Syndicated Loans	Other Assets	Debt

	(in millions)
Balance, January 1, 2011	$6	$11		$22		$—	$887	$(5,171)
Total gains (losses) included in:
Net income	—	6	(1)	(1)	(1)	(12) (1)	13 (2)	(89) (1)
Other comprehensive income	—	—		—		—	(10)	—
Purchases	3	—		3		208	299	—
Sales	(2)	(4)		—		(40)	(81)	—
Issues	—	—		—		—	—	(27)
Settlements	(1)	—		—		(137)	1	575
Transfers into Level 3	—	29		—		615	7	—
Transfers out of Level 3	(2)	(29)		(24)		(292)	(8)	—

Balance, December 31, 2011	$4	$13		$—		$342	$1,108	$(4,712)

Changes in unrealized gains (losses) included in income relating to assets and liabilities held at December 31, 2011	$—	$3	(1)	$—		$(5) (1)	$19 (3)	$(64) (1)

(1)
Included in net investment income in the Consolidated Statements of Operations.

(2)
Included in other revenues in the Consolidated Statements of Operations.

(3)
Represents a $20 million gain included in other revenues and a $1 million loss included in net investment income in the Consolidated Statements of Operations.

	Corporate Debt Securities	Common Stocks		Other Structured Investments		Other Assets		Debt

	(in millions)
Balance, January 1, 2010	$—	$—		$—		$831		$—
Cumulative effect of accounting change	15	—		5		—		(4,962)
Total gains (losses) included in:
Net income	—	4	(1)	1	(1)	67	(2)	(339)	(1)
Other comprehensive income	—	—		—		(35)		—
Purchases, sales, issues and settlements, net	(9)	—		12		24		130
Transfers into Level 3	—	7		4		—		—

Balance, December 31, 2010	$6	$11		$22		$887		$(5,171)

Changes in unrealized gains (losses) included in income relating to assets and liabilities held at December 31, 2010	$—	$4	(1)	$1	(1)	$40	(3)	$(339)	(1)

(1)
Included in net investment income in the Consolidated Statements of Operations.

(2)
Represents a $69 million gain included in other revenues and a $2 million loss included in net investment income in the Consolidated Statements of Operations.

(3)
Represents a $42 million gain included in other revenues and a $2 million loss included in net investment income in the Consolidated Statements of Operations.

Securities transferred from Level 2 to Level 3 represent securities with fair values that are now based on a single non-binding broker quote. Securities transferred from Level 3 to Level 2 represent securities with fair values that are now obtained from a third party pricing service with observable inputs.

The Company has elected the fair value option for the financial assets and liabilities of the consolidated CDOs. Management believes that the use of the fair value option better matches the changes in fair value of assets and liabilities related to the CDOs.

For receivables, certain other assets and other liabilities of the consolidated CDOs, the carrying value approximates fair value as the nature of these assets and liabilities has historically been short term and the receivables have been collectible. The fair value of these assets and liabilities is classified as Level 2. Other liabilities consist primarily of securities purchased but not yet settled held by consolidated CDOs. The fair value of syndicated loans obtained from third party pricing services with multiple non-binding broker quotes as the underlying valuation source is classified as Level 2. The fair value of syndicated loans obtained from third party pricing services with a single non-binding broker quote as the underlying valuation source is classified as Level 3. Prices received from third party pricing services are subjected to exception reporting that identifies loans with significant daily price movements as well as no movements. The Company reviews the exception reporting and resolves the exceptions through reaffirmation of the price or recording an appropriate fair value estimate. The Company also performs subsequent transaction testing. The Company performs annual due diligence of the third party pricing services. The Company's due diligence procedures include assessing the vendor's valuation qualifications, control environment, analysis of asset-class specific valuation methodologies, and understanding of sources of market observable assumptions and unobservable assumptions, if any, employed in the valuation methodology. The Company also considers the results of its exception reporting controls and any resulting price challenges that arise. Other assets consist primarily of properties held in consolidated pooled investment vehicles managed by Threadneedle. The fair value of these properties is determined using discounted cash flows and is calculated by a third party appraisal service. Inputs into the valuation of these properties include: rental cash flows, current occupancy, historical vacancy rates, tenant history and assumptions regarding how quickly the property can be occupied and at what rental rates. The Company also utilizes market comparables obtained from a third party appraisal service in developing its fair value assumptions. Management reviews the discounted cash flows and assumptions to ensure that the valuation was performed in accordance with applicable independence, appraisal and valuation standards. Given the significance of the unobservable inputs to these measurements, these assets are classified as Level 3. The fair value of the CDO's debt is valued using a discounted cash flow methodology. Inputs used to determine the expected cash flows include assumptions about default and recovery rates of the CDO's underlying assets. Given the significance of the unobservable inputs to this fair value measurement, the CDO debt is classified as Level 3. See also Note 14 for a description of the Company's determination of the fair value of other investments.

The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	December 31,
	2011	2010

	(in millions)
Syndicated loans
Unpaid principal balance	$4,548	$5,107
Excess estimated unpaid principal over fair value	(244)	(240)

Fair value	$4,304	$4,867

Fair value of loans more than 90 days past due	$18	$71
Fair value of loans in nonaccrual status	18	71
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	16	62
Debt
Unpaid principal balance	$5,335	$5,893
Excess estimated unpaid principal over fair value	(623)	(722)

Fair value	$4,712	$5,171

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

Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(122) million and $58 million for the years ended December 31, 2011 and 2010, respectively. The majority of the syndicated loans and debt have floating rates; as such, changes in their fair values are primarily attributable to changes in credit spreads.

Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate

	December 31,		December 31,

	2011	2010	2011	2010

	(in millions)
Debt of consolidated CDOs due 2012-2021	$4,712	$5,171	0.9%	1.0%
Floating rate revolving credit borrowings due 2014	378	329	3.2	2.9
Floating rate revolving credit borrowings due 2015	88	35	3.0	2.7

Total	$5,178	$5,535

The debt of the consolidated CDOs has both fixed and floating interest rates, which range from 0% to 13.2%. The interest rates on the debt of consolidated investment entities are weighted average rates based on the outstanding principal and contractual interest rates. The carrying value of the debt of the consolidated CDOs represents the fair value of the aggregate debt as of December 31, 2011 and 2010. The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt of certain consolidated pooled investment vehicles managed by Threadneedle. The fair value of this debt was $466 million and $364 million as of December 31, 2011 and 2010, respectively. The consolidated pooled investment vehicles have entered into interest rate swaps and collars to manage the interest rate exposure on the floating rate revolving credit borrowings. The overall effective interest rate reflecting the impact of the derivative contracts was 5.0% and 5.5% as of December 31, 2011 and 2010, respectively.

At December 31, 2011, future maturities of debt were as follows:

(in millions)

2012	$—
2013	17
2014	378
2015	88
2016	1,097
Thereafter	4,221

Total future maturities	$5,801

 5. Investments

The following is a summary of Ameriprise Financial investments:

	December 31,
	2011	2010

	(in millions)
Available-for-Sale securities, at fair value	$34,505	$32,619
Commercial mortgage loans, net	2,589	2,577
Policy loans	742	733
Other investments	939	826

Total	$38,775	$36,755

The following is a summary of net investment income:

	Year Ended December 31,
	2011	2010	2009

	(in millions)
Investment income on fixed maturities	$1,881	$1,920	$1,878
Net realized gains	6	33	53
Affordable housing partnerships	(32)	(20)	(25)
Other	100	101	90
Consolidated investment entities	91	275	2

Total net investment income	$2,046	$2,309	$1,998

Available-for-Sale securities distributed by type were as follows:

	December 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)

	(in millions)
Corporate debt securities	$16,380	$1,741	$(81)	$18,040	$—
Residential mortgage backed securities	7,440	287	(331)	7,396	(139)
Commercial mortgage backed securities	4,430	291	(2)	4,719	—
Asset backed securities	1,968	61	(44)	1,985	(15)
State and municipal obligations	2,026	162	(58)	2,130	—
U.S. government and agencies obligations	61	10	—	71	—
Foreign government bonds and obligations	126	19	(1)	144	—
Common stocks	5	4	—	9	—
Other debt obligations	11	—	—	11	—

Total	$32,447	$2,575	$(517)	$34,505	$(154)

	December 31, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)

	(in millions)
Corporate debt securities	$15,433	$1,231	$(58)	$16,606	$—
Residential mortgage backed securities	7,213	368	(323)	7,258	(117)
Commercial mortgage backed securities	4,583	293	(8)	4,868	—
Asset backed securities	1,982	78	(40)	2,020	(16)
State and municipal obligations	1,666	21	(105)	1,582	—
U.S. government and agencies obligations	135	8	—	143	—
Foreign government bonds and obligations	91	17	—	108	—
Common stocks	6	4	—	10	—
Other debt obligations	24	—	—	24	—

Total	$31,133	$2,020	$(534)	$32,619	$(133)

(1)
Represents the amount of other-than-temporary impairment losses in accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

At both December 31, 2011 and 2010, fixed maturity securities comprised approximately 89% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations ("NRSROs"), including Moody's Investors Service ("Moody's"), Standard & Poor's Ratings Services ("S&P") and Fitch Ratings Ltd. ("Fitch"). The Company uses the median of available ratings from Moody's, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody's, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At both December 31, 2011 and 2010, the Company's internal analysts rated $1.2 billion of securities, using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	December 31, 2011			December 31, 2010

Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value

	(in millions, except percentages)
AAA	$11,510	$12,105	35%	$12,142	$12,809	39%
AA	1,942	2,087	6	1,843	1,899	6
A	5,012	5,442	16	4,449	4,670	14
BBB	11,818	13,050	38	10,536	11,408	35
Below investment grade	2,160	1,812	5	2,157	1,823	6

Total fixed maturities	$32,442	$34,496	100%	$31,127	$32,609	100%

At December 31, 2011 and 2010, approximately 36% and 29%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2011
	Less than 12 months			12 months or more			Total

Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

	(in millions, except number of securities)
Corporate debt securities	124	$1,647	$(40)	10	$259	$(41)	134	$1,906	$(81)
Residential mortgage backed securities	105	1,269	(33)	141	717	(298)	246	1,986	(331)
Commercial mortgage backed securities	14	182	(2)	5	29	—	19	211	(2)
Asset backed securities	49	543	(11)	33	155	(33)	82	698	(44)
State and municipal obligations	—	—	—	53	229	(58)	53	229	(58)
Foreign government bonds and obligations	6	28	(1)	—	—	—	6	28	(1)

Total	298	$3,669	$(87)	242	$1,389	$(430)	540	$5,058	$(517)

	December 31, 2010
	Less than 12 months			12 months or more			Total

Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

	(in millions, except number of securities)
Corporate debt securities	115	$1,859	$(46)	13	$157	$(12)	128	$2,016	$(58)
Residential mortgage backed securities	108	782	(12)	133	712	(311)	241	1,494	(323)
Commercial mortgage backed securities	30	498	(7)	1	23	(1)	31	521	(8)
Asset backed securities	29	354	(8)	25	123	(32)	54	477	(40)
State and municipal obligations	206	696	(31)	60	232	(74)	266	928	(105)

Total	488	$4,189	$(104)	232	$1,247	$(430)	720	$5,436	$(534)

As part of Ameriprise Financial's ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to movement in credit spreads.

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities' total other-than-temporary impairments was recognized in other comprehensive income:

	Years Ended December 31,
	2011	2010	2009

	(in millions)
Beginning balance	$297	$263	$258
Credit losses for which an other-than-temporary impairment was not previously recognized	15	15	8
Credit losses for which an other-than-temporary impairment was previously recognized	19	19	57
Reductions for securities sold during the period (realized)	(28)	—	(60)

Ending balance	$303	$297	$263

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

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Securities Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Securities Gains (Losses)

	(in millions)
Balance at January 1, 2009	$(1,479)	$518	$(961)
Cumulative effect of accounting change	(203)	71	(132	)(1)
Net unrealized securities gains arising during the period(3)	2,792	(977)	1,815
Reclassification of gains included in net income	(70)	25	(45)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(566)	199	(367)

Balance at December 31, 2009	474	(164)	310	(2)
Net unrealized securities gains arising during the period(3)	828	(291)	537
Reclassification of gains included in net income	(28)	10	(18)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(328)	114	(214)

Balance at December 31, 2010	946	(331)	615	(2)
Net unrealized securities gains arising during the period(3)	572	(196)	376
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(340)	119	(221)

Balance at December 31, 2011	$1,178	$(408)	$770	(2)

(1)
Amount represents the cumulative effect of adopting a new accounting standard on January 1, 2009. See Note 3 for additional information on the adoption impact.

(2)
Includes $(75) million, $(66) million and $(84) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at December 31, 2011, 2010 and 2009, respectively.

(3)
Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Years Ended December 31,
	2011	2010	2009

	(in millions)
Gross realized gains	$52	$72	$216
Gross realized losses	(18)	(7)	(53)
Other-than-temporary impairments	(34)	(37)	(93)

Other-than-temporary impairments for the years ended December 31, 2011 and 2010 primarily related to credit losses on non-agency residential mortgage backed securities. Other-than-temporary impairments for the year ended December 31,

2009 related to credit losses on non-agency residential mortgage backed securities, corporate debt securities primarily in the financial services and gaming industries and other structured investments.

Available-for-Sale securities by contractual maturity at December 31, 2011 were as follows:

	Amortized Cost	Fair Value

	(in millions)
Due within one year	$975	$992
Due after one year through five years	6,544	6,783
Due after five years through 10 years	6,408	7,125
Due after 10 years	4,677	5,496

	18,604	20,396
Residential mortgage backed securities	7,440	7,396
Commercial mortgage backed securities	4,430	4,719
Asset backed securities	1,968	1,985
Common stocks	5	9

Total	$32,447	$34,505

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

Allowance for Loan Losses

The following tables present a rollforward of the allowance for loan losses for the years ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	December 31, 2011
	Commercial Mortgage Loans	Syndicated Loans	Consumer Bank Loans	Total

	(in millions)
Beginning balance	$38	$10	$16	$64
Charge-offs	(2)	—	(12)	(14)
Recoveries	—	—	1	1
Provisions	(1)	(1)	11	9

Ending balance	$35	$9	$16	$60

Individually evaluated for impairment	$10	$1	$1	$12
Collectively evaluated for impairment	25	8	15	48

	December 31, 2010
	Commercial Mortgage Loans	Syndicated Loans	Consumer Bank Loans	Total

	(in millions)
Beginning balance	$32	$26	$13	$71
Charge-offs	(2)	(5)	(12)	(19)
Recoveries	—	—	1	1
Provisions	8	(11)	14	11

Ending balance	$38	$10	$16	$64

Individually evaluated for impairment	$8	$1	$2	$11
Collectively evaluated for impairment	30	9	14	53

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	December 31, 2011
	Commercial Mortgage Loans	Syndicated Loans	Consumer Bank Loans	Total

	(in millions)
Individually evaluated for impairment	$68	$5	$11	$84
Collectively evaluated for impairment	2,556	359	1,369	4,284

Total	$2,624	$364	$1,380	$4,368

	December 31, 2010
	Commercial Mortgage Loans	Syndicated Loans	Consumer Bank Loans	Total

	(in millions)
Individually evaluated for impairment	$75	$8	$12	$95
Collectively evaluated for impairment	2,540	303	1,054	3,897

Total	$2,615	$311	$1,066	$3,992

As of December 31, 2011 and 2010, the Company's recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $13 million and $24 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company's total loan balance.

Purchases and sales of loans were as follows:

	Years Ended December 31,
	2011	2010

	(in millions)
Purchases
Consumer bank loans	$373	$283
Syndicated loans	194	59

Total loans purchased	$567	$342

Sales
Consumer bank loans	$209	$415
Syndicated loans	2	40

Total loans sold	$211	$455

The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $20 million and $15 million as of December 31, 2011 and 2010, respectively. All other loans were considered to be performing.

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 3% of total commercial mortgage loans at both December 31, 2011 and 2010. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage

	December 31,		December 31,

	2011	2010	2011	2010

	(in millions)
East North Central	$252	$242	10%	9%
East South Central	65	66	2	3
Middle Atlantic	223	215	9	8
Mountain	284	301	11	11
New England	141	156	5	6
Pacific	584	541	22	21
South Atlantic	648	625	25	24
West North Central	244	271	9	10
West South Central	183	198	7	8

	2,624	2,615	100%	100%

Less: allowance for loan losses	35	38

Total	$2,589	$2,577

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage

	December 31,		December 31,

	2011	2010	2011	2010

	(in millions)
Apartments	$392	$351	15%	13%
Hotel	51	57	2	2
Industrial	480	475	18	18
Mixed Use	42	43	2	2
Office	694	747	26	29
Retail	845	843	32	32
Other	120	99	5	4

	2,624	2,615	100%	100%

Less: allowance for loan losses	35	38

Total	$2,589	$2,577

Syndicated Loans

The Company's syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both December 31, 2011 and 2010 were $3 million.

Consumer Bank Loans

The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as LTV and geographic concentration in determining the allowance for loan losses for residential mortgage loans, credit cards and other consumer bank loans. At a minimum, management updates FICO scores and LTV ratios semiannually.

As of both December 31, 2011 and 2010, approximately 7% of residential mortgage loans and credit cards and other consumer bank loans had FICO scores below 640. At December 31, 2011 and 2010, approximately 2% and 3%, respectively, of the Company's residential mortgage loans had LTV ratios greater than 90%. The Company's most significant geographic concentration for consumer bank loans is in California representing 38% and 33% of the portfolio as of December 31, 2011 and 2010, respectively. No other state represents more than 10% of the total consumer bank loan portfolio.

Troubled Debt Restructurings

During the year ended December 31, 2011 the Company restructured 119 loans with a recorded investment of $52 million as of December 31, 2011. Of the total restructured loans, 11 loans were commercial mortgage loans with a recorded investment of $51 million as of December 31, 2011. The troubled debt restructurings did not have a material impact to the Company's allowance for loan losses or income recognized for the year ended December 31, 2011. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

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

At December 31, 2011 and 2010, traditional life and UL insurance in force aggregated $191.2 billion and $192.0 billion, respectively, of which $136.2 billion and $134.0 billion were reinsured at the respective year ends. Life insurance in force is reported on a statutory basis.

The Company also reinsures a portion of the risks associated with its personal auto, home and umbrella insurance products through three types of reinsurance agreements with unaffiliated reinsurance companies. The Company purchases reinsurance with a limit of $5 million per loss and the Company retains $750,000 per loss. The Company purchases catastrophe reinsurance with a limit of $90 million per event and retains $10 million per event. Those limits change in 2012 to $110 million and $20 million, respectively. The Company also cedes 90% of every personal umbrella loss with a limit of $5 million.

The effect of reinsurance on premiums was as follows:

	Years Ended December 31,
	2011	2010	2009

	(in millions)
Direct premiums	$1,421	$1,382	$1,317
Reinsurance ceded	(201)	(203)	(219)

Net premiums	$1,220	$1,179	$1,098

Cost of insurance and administrative charges on UL and VUL insurance are reflected in other revenues and were net of reinsurance ceded of $71 million, $67 million and $62 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Reinsurance recovered from reinsurers was $201 million, $172 million and $174 million for the years ended December 31, 2011, 2010 and 2009, respectively. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

Receivables included $2.0 billion and $1.9 billion of reinsurance recoverables as of December 31, 2011 and 2010, respectively, including $1.5 billion and $1.4 billion recoverable from Genworth, respectively. Included in future policy benefits and claims were $629 million and $657 million related to assumed reinsurance arrangements as of December 31, 2011 and 2010, respectively.

 8. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are instead subject to impairment tests. For the years ended December 31, 2011, 2010 and 2009, the tests did not indicate impairment.

The changes in the carrying amount of goodwill reported in the Company's main operating segments were as follows:

	Advice & Wealth Management	Asset Management	Annuities	Protection	Consolidated

	(in millions)
Balance at January 1, 2010	$257	$739	$46	$45	$1,087
Acquisitions	—	97	—	—	97
Foreign currency translation	—	(11)	—	—	(11)
Purchase price adjustments	(2)	(10)	—	—	(12)

Balance at December 31, 2010	255	815	46	45	1,161
Acquisitions	—	6	—	—	6
Foreign currency translation	—	(2)	—	—	(2)
Purchase price adjustments	—	(1)	—	—	(1)

Balance at December 31, 2011	$255	$818	$46	$45	$1,164

On April 30, 2010, the Company acquired the long-term asset management business of Columbia Management from Bank of America. The acquisition has enhanced the scale and performance of the Company's retail mutual fund and institutional asset management businesses. The Company recorded the assets and liabilities acquired at fair value and allocated the remaining costs to goodwill and intangible assets.

As of both December 31, 2011 and 2010, the carrying amount of indefinite-lived intangible assets included $630 million of investment management contracts and $67 million of trade names. Identifiable intangible assets with indefinite useful lives acquired during the year ended December 31, 2010 included $615 million of investment management contracts and $57 million of trade names.

Definite-lived intangible assets consisted of the following:

	December 31,
	2011			2010

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in millions)
Customer relationships	$145	$(69)	$76	$150	$(38)	$112
Contracts	233	(122)	111	233	(103)	130
Other	150	(55)	95	143	(60)	83

Total	$528	$(246)	$282	$526	$(201)	$325

Definite-lived intangible assets acquired during the year ended December 31, 2011 were $2 million with a weighted average amortization period of 5 years. In 2011, the Company did not record any purchase price adjustments to definite-lived intangible assets. The increase (decrease) to the net carrying amount of definite-lived intangible assets due to changes in foreign currency exchange rates was nil, $(5) million and $13 million for the years ended December 31, 2011, 2010 and 2009, respectively. The aggregate amortization expense for definite-lived intangible assets during the years ended December 31, 2011, 2010 and 2009 was $45 million, $46 million and $32 million, respectively. In 2011, 2010 and 2009, the Company did not record any impairment charges on definite-lived intangible assets.

Estimated intangible amortization expense as of December 31, 2011 for the next five years is as follows:

(in millions)

2012	$46
2013	45
2014	40
2015	31
2016	27

 9. Deferred Acquisition Costs and Deferred Sales Inducement Costs

During the third quarter of 2011, 2010 and 2009, management reviewed and updated the DAC and DSIC valuation assumptions for the Company's products. As part of its third quarter 2010 process, management extended the projection periods used for its annuity products and revised client asset value growth rates assumed for variable annuity and VUL contracts.

The balances of and changes in DAC were as follows:

	2011	2010	2009

	(in millions)
Balance at January 1	$4,619	$4,334	$4,383
Capitalization of acquisition costs	492	525	620
Amortization, excluding the impact of valuation assumptions review	(567)	(450)	(336)
Amortization, impact of valuation assumptions review	(51)	323	119
Impact of change in net unrealized securities gains	(91)	(113)	(452)

Balance at December 31	$4,402	$4,619	$4,334

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2011	2010	2009

	(in millions)
Balance at January 1	$545	$524	$518
Capitalization of sales inducement costs	9	35	82
Amortization, excluding the impact of valuation assumptions review	(70)	(49)	(19)
Amortization, impact of valuation assumptions review	(11)	52	9
Impact of change in net unrealized securities gains	(9)	(17)	(66)

Balance at December 31	$464	$545	$524

As described in Note 3, the Company adopted a new accounting standard on the recognition and presentation of other-than-temporary impairments in the first quarter of 2009. The adoption had no net impact to DAC and DSIC.

10. Future Policy Benefits and Claims and Separate Account Liabilities

Future policy benefits and claims consisted of the following:

	December 31,
	2011	2010

	(in millions)
Fixed annuities	$16,401	$16,520
EIA accumulated host values	58	100
EIA embedded derivatives	2	3
Variable annuity fixed sub-accounts	4,852	4,868
Variable annuity GMWB	1,377	337
Variable annuity GMAB	237	104
Other variable annuity guarantees	14	13

Total annuities	22,941	21,945

VUL/UL insurance	2,662	2,588
IUL accumulated host values	4	—
IUL embedded derivatives	3	—
VUL/UL insurance additional liabilities	220	143
Other life, disability income and long term care insurance	5,352	5,004
Auto, home and other insurance	420	394
Policy claims and other policyholders' funds	121	134

Total	$31,723	$30,208

Separate account liabilities consisted of the following:

	December 31,
	2011	2010

	(in millions)
Variable annuity variable sub-accounts	$57,556	$57,862
VUL insurance variable sub-accounts	5,575	5,887
Other insurance variable sub-accounts	43	46
Threadneedle investment liabilities	3,606	4,535

Total	$66,780	$68,330

Fixed Annuities

Fixed annuities include both deferred and payout contracts. Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. The Company generally invests the proceeds from the annuity payments in fixed rate securities. The Company may hedge the interest rate risks related to fixed annuities with derivative instruments. As of December 31, 2011 and 2010, there were no outstanding derivatives to hedge these risks.

Equity Indexed Annuities

The Index 500 Annuity, the Company's EIA product, is a single premium deferred fixed annuity. The contract is issued with an initial term of seven years and interest earnings are linked to the S&P 500 Index. This annuity has a minimum interest rate guarantee of 3% on 90% of the initial premium, adjusted for any surrenders. The Company generally invests the proceeds from the annuity deposits in fixed rate securities and hedges the equity risk with derivative instruments. See Note 15 for additional information regarding the Company's derivative instruments. In 2007, the Company discontinued new sales of equity indexed annuities.

Variable Annuities

Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account. A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.

Most of the variable annuity contracts issued by the Company contain one or more guaranteed benefits, including GMWB, GMAB, GMDB and GGU provisions. The Company previously offered contracts with GMIB provisions. See Note 2 and Note 11 for additional information regarding the Company's variable annuity guarantees. The Company does not currently hedge its risk under the GMDB, GGU and GMIB provisions. See Note 15 for additional information regarding derivative instruments used to hedge risks related to GMWB and GMAB provisions.

Insurance Liabilities

VUL/UL is the largest group of insurance policies written by the Company. Purchasers of VUL can select from a variety of investment options and can elect to allocate a portion to a fixed account or a separate account. A vast majority of the premiums received for VUL contracts are held in separate accounts where the assets are held for the exclusive benefit of those policyholders. In 2011, the Company began offering IUL insurance. IUL is similar to UL in that it provides life insurance coverage and cash value that increases as a result of credited interest. Also, like UL, there is a minimum guaranteed credited rate of interest. Unlike UL the rate of credited interest above the minimum guarantee is linked to the S&P 500 Index (subject to a cap). The Company also offers term and whole life insurance as well as disability products. The Company no longer offers LTC products but has in force policies from prior years. Insurance liabilities include accumulation values, unpaid reported claims, incurred but not reported claims and obligations for anticipated future claims.

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

11. Variable Annuity and Insurance Guarantees

The majority of the variable annuity contracts offered by the Company contain GMDB provisions. The Company also offers variable annuities with GGU, GMWB and GMAB provisions. The Company previously offered contracts containing GMIB provisions. See Note 2 and Note 10 for additional information regarding the Company's variable annuity guarantees.

The GMDB provisions provide a specified minimum return upon death of the contractholder. The death benefit payable is the greater of (i) the contract value less any purchase payment credits subject to recapture and less a pro-rata portion of any rider fees, or (ii) the GMDB provisions specified in the contract. The Company has three primary GMDB provisions:

•
Return of premium — provides purchase payments minus adjusted partial surrenders.

•
Reset — provides that the value resets to the account value every sixth contract anniversary minus adjusted partial surrenders. This provision is often provided in combination with the return of premium provision. This provision is no longer offered.

•
Ratchet — provides that the value ratchets up to the maximum account value at specified anniversary intervals, plus subsequent purchase payments less adjusted partial surrenders.

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

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	December 31, 2011				December 31, 2010

Variable Annuity Guarantees by Benefit Type(1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age

	(in millions, except age)
GMDB:
Return of premium	$40,011	$38,275	$382	63	$37,714	$36,028	$173	62
Five/six-year reset	11,631	9,118	350	63	13,689	11,153	312	62
One-year ratchet	7,233	6,777	479	64	7,741	7,242	287	63
Five-year ratchet	1,472	1,418	25	61	1,466	1,414	8	60
Other	759	732	93	68	680	649	61	67

Total — GMDB	$61,106	$56,320	$1,329	63	$61,290	$56,486	$841	62

GGU death benefit	$920	$868	$78	63	$970	$912	$79	64
GMIB	$463	$433	$106	65	$597	$561	$76	64
GMWB:
GMWB	$3,887	$3,868	$236	65	$4,341	$4,317	$106	64
GMWB for life	23,756	23,625	863	64	20,374	20,259	129	63

Total — GMWB	$27,643	$27,493	$1,099	64	$24,715	$24,576	$235	63

GMAB	$3,516	$3,509	$63	56	$3,540	$3,523	$22	56

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

Changes in additional liabilities for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL

	(in millions)
Balance at January 1, 2009	$55	$12	$1,471	$367	$7
Incurred claims	12	(5)	(1,267)	(267)	8
Paid claims	(61)	(1)	—	—	—

Balance at December 31, 2009	6	6	204	100	15
Incurred claims	17	3	133	4	59
Paid claims	(18)	(1)	—	—	(6)

Balance at December 31, 2010	5	8	337	104	68
Incurred claims	10	2	1,040	133	53
Paid claims	(10)	(1)	—	—	(10)

Balance at December 31, 2011	$5	$9	$1,377	$237	$111

The liabilities for guaranteed benefits are supported by general account assets.

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2011	2010

	(in millions)
Mutual funds:
Equity	$30,738	$32,310
Bond	23,862	22,319
Other	1,969	2,208

Total mutual funds	$56,569	$56,837

No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2011, 2010 and 2009.

 12. Customer Deposits

Customer deposits consisted of the following:

	December 31,
	2011	2010

	(in millions)
Fixed rate certificates	$2,004	$2,313
Stock market certificates	731	790
Stock market embedded derivative reserve	6	14
Other	36	43
Less: accrued interest classified in other liabilities	(5)	(19)

Total investment certificate reserves	2,772	3,141

Brokerage deposits	2,341	2,116
Banking deposits	4,737	3,522

Total	$9,850	$8,779

Investment Certificates

The Company offers fixed rate investment certificates primarily in amounts ranging from $1,000 to $1 million with interest crediting rate terms ranging from six to 36 months. Investment certificates may be purchased either with a lump sum payment or installment payments. Certificate product owners are entitled to receive, at maturity, a definite sum of money. Payments from certificate owners are credited to investment certificate reserves. Investment certificate reserves generally accumulate interest at specified percentage rates. Reserves are maintained for advance payments made by certificate owners, accrued interest thereon and for additional credits in excess of minimum guaranteed rates and accrued interest thereon. On certificates allowing for the deduction of a surrender charge, the cash surrender values may be less than accumulated investment certificate reserves prior to maturity dates. Cash surrender values on certificates allowing for no surrender charge are equal to certificate reserves. The Company generally invests the proceeds from investment certificates in fixed and variable rate securities. The Company may hedge the interest rate risks under these obligations with derivative instruments. As of December 31, 2011 and 2010, there were no outstanding derivatives to hedge these interest rate risks.

Certain investment certificate products have returns tied to the performance of equity markets. The Company guarantees the principal for purchasers who hold the certificate for the full 52-week term and purchasers may participate in increases in the stock market based on the S&P 500 Index, up to a maximum return. Purchasers can choose 100% participation in the market index up to the cap or 25% participation plus fixed interest with a combined total up to the cap. Current first term certificates have maximum returns of 2% to 3%. The equity component of these certificates is considered an embedded derivative and is accounted for separately. See Note 15 for additional information about derivative instruments used to economically hedge the equity price risk related to the Company's stock market certificates.

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

 13. Debt

The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance				Stated Interest Rate

	December 31,				December 31,

	2011		2010		2011	2010

	(in millions)
Senior notes due 2015	$753	(1)	$728	(1)	5.7%	5.7%
Senior notes due 2019	341	(1)	312	(1)	7.3	7.3
Senior notes due 2020	805	(1)	763	(1)	5.3	5.3
Senior notes due 2039	200		200		7.8	7.8
Junior subordinated notes due 2066	294		308		7.5	7.5
Municipal bond inverse floater certificates due 2021	—		6		—	0.3

Total long-term debt	2,393		2,317
Short-term borrowings	504		397		0.3	0.3

Total	$2,897		$2,714

(1)
Amounts include adjustments for fair value hedges on the Company's long-term debt and any unamortized discounts. See Note 15 for information on the Company's fair value hedges.

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

On May 26, 2006, the Company issued $500 million of unsecured junior subordinated notes, which mature June 1, 2066, and incurred debt issuance costs of $6 million. For the initial 10-year period, the junior notes carry a fixed interest rate of 7.5% payable semi-annually in arrears on June 1 and December 1. From June 1, 2016 until the maturity date, interest on the junior notes will accrue at an annual rate equal to the three-month LIBOR plus a margin equal to 290.5 basis points, payable quarterly in arrears. The Company has the option to defer interest payments, subject to certain limitations. In addition, interest payments are mandatorily deferred if the Company does not meet specified capital adequacy, net income or shareholders' equity levels. As of December 31, 2011 and 2010, the Company had met the specified levels.

In 2011, 2010 and 2009, the Company extinguished $14 million, $14 million and $135 million, respectively, of its junior notes in open market transactions and recognized gains (losses) of nil, $(1) million and $58 million, respectively, in other revenues.

During the first quarter of 2011, the Company extinguished $6 million of its municipal bond inverse floater certificates funded through the call of a $10 million portfolio of municipal bonds.

At December 31, 2011, future maturities of Ameriprise Financial long-term debt were as follows:

(in millions)

2012	$—
2013	—
2014	—
2015	700
2016	—
Thereafter	1,544

Total future maturities	$2,244

Short-term borrowings

The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings. The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $521 million and $412 million at December 31, 2011 and 2010, respectively. The stated interest rate of the short-term borrowings is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.

On November 22, 2011, the Company entered into a credit agreement for $500 million expiring on November 22, 2015. Under the terms of the agreement, the Company may increase the amount of this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under the agreement are reduced by any outstanding letters of credit. The Company had no borrowings outstanding under this facility and outstanding letters of credit issued against this facility were $2 million as of December 31, 2011.

14. Fair Values of Assets and Liabilities

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

Investments (Trading Securities and Available-for-Sale Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries. Level 2 securities primarily include residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, municipal and corporate bonds, and U.S. agency and foreign government securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third party pricing services. Observable inputs used to value these securities can include, but are not limited to reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain non-agency residential mortgage backed securities, asset backed securities and corporate bonds. The fair value of corporate bonds and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The fair value of certain asset backed securities and non-agency residential mortgage backed securities is obtained from third party pricing services who use significant unobservable inputs to estimate the fair value.

Prices received from third party pricing services are subjected to exception reporting that identifies investments with significant daily price movements as well as no movements. The Company reviews the exception reporting and resolves the exceptions through reaffirmation of the price or recording an appropriate fair value estimate. The Company also performs subsequent transaction testing. The Company performs annual due diligence of third party pricing services. The Company's due diligence procedures include assessing the vendor's valuation qualifications, control environment, analysis of asset-class specific valuation methodologies, and understanding of sources of market observable assumptions and unobservable assumptions, if any, employed in the valuation methodology. The Company also considers the results of its exception reporting controls and any resulting price challenges that arise.

Separate Account Assets

The fair value of assets held by separate accounts is determined by the NAV of the funds in which those separate accounts are invested. The NAV represents the exit price for the separate account. Separate account assets are classified as Level 2 as they are traded in principal-to-principal markets with little publicly released pricing information.

Investments Segregated for Regulatory Purposes

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 2 securities include agency mortgage backed securities, asset backed securities, municipal and corporate bonds, and U.S. agency and foreign government securities.

Other Assets

Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties' nonperformance risk associated with uncollateralized derivative assets was immaterial at December 31, 2011 and 2010. See Note 15 for further information on the credit risk of derivative instruments and related collateral.

Assets Held for Sale

Assets held for sale consist of cash equivalents of Securities America.

Liabilities

Future Policy Benefits and Claims

The Company values the embedded derivative liability attributable to the provisions of certain variable annuity riders using internal valuation models. These models calculate fair value by discounting expected cash flows from benefits plus margins for profit, risk and expenses less embedded derivative fees. The projected cash flows used by these models include observable capital market assumptions (such as, market implied equity volatility and the LIBOR swap curve) and incorporate significant unobservable inputs related to contractholder behavior assumptions (such as withdrawals and lapse rates) and margins for risk, profit and expenses that the Company believes an exit market participant would expect. The fair value of these embedded derivatives also reflects a current estimate of the Company's nonperformance risk specific to these liabilities. Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3. The embedded derivative liability attributable to these provisions is recorded in future policy benefits and claims. The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its equity indexed annuity and indexed universal life products. The inputs to these calculations are primarily market observable and include interest rates, volatilities, and equity index levels. As a result, these measurements are classified as Level 2.

Customer Deposits

The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its stock market certificates. The inputs to these calculations are primarily market observable and include interest rates, volatilities and equity index levels. As a result, these measurements are classified as Level 2.

Other Liabilities

Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company's nonperformance risk associated with uncollateralized derivative liabilities was immaterial at December 31, 2011 and 2010. See Note 15 for further information on the credit risk of derivative instruments and related collateral.

Securities sold but not yet purchased include highly liquid investments which are short-term in nature. Securities sold but not yet purchased are measured using amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization and are classified as Level 2.

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	December 31, 2011
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Cash equivalents	$20	$2,287	$—	$2,307
Available-for-Sale securities:
Corporate debt securities	—	16,685	1,355	18,040
Residential mortgage backed securities	—	7,198	198	7,396
Commercial mortgage backed securities	—	4,669	50	4,719
Asset backed securities	—	1,779	206	1,985
State and municipal obligations	—	2,130	—	2,130
U.S. government and agencies obligations	22	49	—	71
Foreign government bonds and obligations	—	144	—	144
Common stocks	2	2	5	9
Other debt obligations	—	11	—	11

Total Available-for-Sale securities	24	32,667	1,814	34,505
Trading securities	1	30	—	31
Separate account assets	—	66,780	—	66,780
Investments segregated for regulatory purposes	—	293	—	293
Other assets:
Interest rate derivative contracts	—	1,958	—	1,958
Equity derivative contracts	274	1,077	—	1,351
Credit derivative contracts	—	1	—	1
Foreign currency derivative contracts	—	7	—	7
Commodity derivative contracts	—	2	—	2

Total other assets	274	3,045	—	3,319

Total assets at fair value	$319	$105,102	$1,814	$107,235

Liabilities
Future policy benefits and claims:
EIA embedded derivatives	$—	$2	$—	$2
IUL embedded derivatives	—	3	—	3
GMWB and GMAB embedded derivatives	—	—	1,585	1,585

Total future policy benefits and claims	—	5	1,585	1,590	(1)
Customer deposits	—	6	—	6
Other liabilities:
Interest rate derivative contracts	—	1,209	—	1,209
Equity derivative contracts	297	764	—	1,061
Foreign currency derivative contracts	3	10	—	13
Other	—	2	—	2

Total other liabilities	300	1,985	—	2,285

Total liabilities at fair value	$300	$1,996	$1,585	$3,881

(1)
The Company's adjustment for nonperformance risk resulted in a $506 million cumulative decrease to the embedded derivative liability.

	December 31, 2010
	Level 1	Level 2	Level 3	Total

	(in millions)
Assets
Cash equivalents	$42	$2,481	$—	$2,523
Available-for-Sale securities:
Corporate debt securities	—	15,281	1,325	16,606
Residential mortgage backed securities	—	3,011	4,247	7,258
Commercial mortgage backed securities	—	4,817	51	4,868
Asset backed securities	—	1,544	476	2,020
State and municipal obligations	—	1,582	—	1,582
U.S. government and agencies obligations	64	79	—	143
Foreign government bonds and obligations	—	108	—	108
Common stocks	2	3	5	10
Other debt obligations	—	24	—	24

Total Available-for-Sale securities	66	26,449	6,104	32,619
Trading securities	—	43	—	43
Separate account assets	—	68,330	—	68,330
Investments segregated for regulatory purposes	—	298	—	298
Other assets:
Interest rate derivative contracts	—	438	—	438
Equity derivative contracts	32	420	—	452
Credit derivative contracts	—	4	—	4
Foreign currency derivative contracts	1	—	—	1
Other	—	2	—	2

Total other assets	33	864	—	897
Assets held for sale	—	15	—	15

Total assets at fair value	$141	$98,480	$6,104	$104,725

Liabilities
Future policy benefits and claims:
EIA embedded derivatives	$—	$3	$—	$3
GMWB and GMAB embedded derivatives	—	—	421	421

Total future policy benefits and claims	—	3	421	424	(1)
Customer deposits	—	14	—	14
Other liabilities:
Interest rate derivative contracts	—	379	—	379
Equity derivative contracts	18	722	—	740
Credit derivative contracts	—	1	—	1
Foreign currency derivative contracts	1	—	—	1
Other	—	2	—	2

Total other liabilities	19	1,104	—	1,123

Total liabilities at fair value	$19	$1,121	$421	$1,561

(1)
The Company's adjustment for nonperformance risk resulted in a $197 million cumulative decrease to the embedded derivative liability.

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities						Future Policy Benefits and Claims: GMWB and GMAB Embedded Derivatives
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total

	(in millions)
Balance, January 1, 2011	$1,325	$4,247	$51	$476	$5	$6,104	$(421)
Total gains (losses) included in:
Net income	7	48	—	8	—	63 (1)	(1,007) (2)
Other comprehensive income	11	(110)	—	(18)	—	(117)	—
Purchases	189	556	104	118	—	967	—
Sales	(51)	(2)	—	—	—	(53)	—
Issues	—	—	—	—	—	—	(149)
Settlements	(122)	(885)	(4)	(87)	—	(1,098)	(8)
Transfers into Level 3	7	—	1	14	—	22	—
Transfers out of Level 3	(11)	(3,656)	(102)	(305)	—	(4,074)	—

Balance, December 31, 2011	$1,355	$198	$50	$206	$5	$1,814	$(1,585)

Changes in unrealized gains (losses) relating to assets and liabilities held at December 31, 2011 included in:
Net investment income	$—	$(32)	$—	$1	$—	$(31)	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	(1,035)

(1)
Included in net investment income in the Consolidated Statements of Operations.

(2)
Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

	Available-for-Sale Securities									Future Policy Benefits and Claims: GMWB and GMAB Embedded Derivatives
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Other Structured Investments		Total

	(in millions)
Balance, January 1, 2010	$1,252	$3,982	$72	$455	$4	$58		$5,823		$(299)
Total gains included in:
Net income	1	55	1	12	—	—		69	(1)	4 (2)
Other comprehensive income	30	292	10	38	1	—		371		—
Purchases, sales, issues and settlements, net	17	(61)	112	(5)	—	(58)	(3)	5		(126)
Transfers into Level 3	25	—	—	—	—	—		25		—
Transfers out of Level 3	—	(21)	(144)	(24)	—	—		(189)		—

Balance, December 31, 2010	$1,325	$4,247	$51	$476	$5	$—		$6,104		$(421)

Changes in unrealized gains (losses) relating to assets and liabilities held at December 31, 2010 included in:
Net investment income	$—	$54	$—	$11	$—	$—		$65		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—		(15)

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

The impact to pretax income of the Company's adjustment for nonperformance risk on the fair value of its GMWB and GMAB embedded derivatives was an increase of $168 million and $28 million, net of DAC and DSIC amortization, for the years ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011 transfers out of Level 3 to Level 2 included certain non-agency residential mortgage backed securities and sub-prime non-agency residential mortgage backed securities classified as asset backed securities with a fair value of approximately $3.9 billion. The transfers reflect improved pricing transparency of these securities, a continuing trend of increased activity in the non-agency residential mortgage backed security market and increased observability of significant inputs to the valuation methodology. All other securities transferred from Level 3 to Level 2 represent securities with fair values that are now obtained from a third party pricing service with observable inputs. Securities transferred from Level 2 to Level 3 represent securities with fair values that are now based on a single non-binding broker quote.

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

	December 31, 2011		December 31, 2010

	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,589	$2,772	$2,577	$2,671
Policy loans	742	715	733	808
Receivables	2,444	2,148	1,852	1,566
Restricted and segregated cash	1,500	1,500	1,516	1,516
Assets held for sale	—	—	18	18
Other investments and assets	390	388	331	338
Financial Liabilities
Future policy benefits and claims	$15,064	$16,116	$15,328	$15,768
Investment certificate reserves	2,766	2,752	3,127	3,129
Banking and brokerage customer deposits	7,078	7,091	5,638	5,642
Separate account liabilities	3,950	3,950	4,930	4,930
Debt and other liabilities	3,180	3,412	2,722	2,919

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

Assets Held for Sale

Assets held for sale reflect notes receivable of Securities America. See Note 1 and Note 24 for additional information on the Company's presentation of discontinued operations.

Other Investments and Assets

Other investments and assets primarily consist of syndicated loans. The fair value of syndicated loans is obtained from a third party pricing service.

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

Debt and Other Liabilities

The fair value of long-term debt is based on quoted prices in active markets, when available. If quoted prices are not available fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques such as present value of cash flows.

The fair value of short-term borrowings is obtained from a third party service. A nonperformance adjustment is not included as collateral requirements for these borrowings minimize the nonperformance risk.

The fair value of future funding commitments to affordable housing partnerships is determined by discounting cash flows.

15. Derivatives and Hedging Activities

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

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
		December 31,			December 31,
Derivatives designated as hedging instruments	Balance Sheet Location			Balance Sheet Location
		2011	2010		2011	2010

		(in millions)			(in millions)
Cash flow hedges
Asset-based distribution fees	Other assets	$—	$10	Other liabilities	$—	$—
Interest on debt	Other assets	—	—	Other liabilities	11	—
Fair value hedges
Fixed rate debt	Other assets	157	61	Other liabilities	—	—

Total qualifying hedges		157	71		11	—

Derivatives not designated as hedging instruments
GMWB and GMAB
Interest rate contracts	Other assets	1,801	366	Other liabilities	1,198	379
Equity contracts	Other assets	1,314	354	Other liabilities	1,031	665
Credit contracts	Other assets	1	4	Other liabilities	—	1
Foreign currency contracts	Other assets	7	—	Other liabilities	10	—
Embedded derivatives(1)	N/A	—	—	Future policy benefits and claims	1,585	421

Total GMWB and GMAB		3,123	724		3,824	1,466

Other derivatives:
Interest rate
Interest rate lock commitments	Other assets	—	1	Other liabilities	—	—
Equity
EIA	Other assets	—	1	Other liabilities	—	—
EIA embedded derivatives	N/A	—	—	Future policy benefits and claims	2	3
IUL	Other assets	1	—	Other liabilities	—	—
IUL embedded derivatives	N/A	—	—	Future policy benefits and claims	3	—
Stock market certificates	Other assets	34	89	Other liabilities	29	75
Stock market certificates embedded derivatives	N/A	—	—	Customer deposits	6	14
Ameriprise Financial
Franchise Advisor Deferred
Compensation Plan	Other assets	2	8	Other liabilities	—	—
Seed money	Other assets	—	—	Other liabilities	1	—
Foreign exchange
Foreign currency	Other assets	—	1	Other liabilities	3	1
Commodity
Seed money	Other assets	2	—	Other liabilities	—	—

Total other		39	100		44	93

Total non-designated hedges		3,162	824		3,868	1,559

Total derivatives		$3,319	$895		$3,879	$1,559

N/A Not applicable.

(1)
The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

See Note 14 for additional information regarding the Company's fair value measurement of derivative instruments.

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the years ended December 31:

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income
		2011	2010	2009

		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$709	$95	$(435)
Equity contracts	Benefits, claims, losses and settlement expenses	326	(370)	(1,245)
Credit contracts	Benefits, claims, losses and settlement expenses	(12)	(44)	(65)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	(2)	—	—
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	(1,165)	(121)	1,533

Total GMWB and GMAB		(144)	(440)	(212)

Other derivatives:
Interest rate
Interest rate lock commitments	Other revenues	(1)	—	—
Equity
GMDB	Benefits, claims, losses and settlement expenses	—	(4)	(10)
EIA	Interest credited to fixed accounts	(1)	2	4
EIA embedded derivatives	Interest credited to fixed accounts	1	7	7
IUL	Interest credited to fixed accounts	1	—	—
IUL embedded derivatives	Interest credited to fixed accounts	(3)	—	—
Stock market certificates	Banking and deposit interest expense	1	9	15
Stock market certificates embedded derivatives	Banking and deposit interest expense	—	(10)	(18)
Seed money	Net investment income	4	(5)	(14)
Ameriprise Financial
Franchise Advisor Deferred
Compensation Plan	Distribution expenses	(4)	9	—
Foreign exchange
Seed money	General and administrative expense	(1)	1	—
Foreign currency	Net investment income	(3)	(1)	—
Commodity
Seed money	Net investment income	1	—	—

Total other		(5)	8	(16)

Total derivatives		$(149)	$(432)	$(228)

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

The majority of the Company's annuity contracts contain GMDB provisions, which may result in a death benefit payable that exceeds the contract accumulation value when market values of customers' accounts decline. Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, variance swaps and credit default swaps. At December 31, 2011 and 2010, the gross notional amount of derivative contracts for the Company's GMWB and GMAB provisions was $104.7 billion and $55.5 billion, respectively. The Company had previously entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written in 2009. As of both December 31, 2011 and 2010, the Company did not have any outstanding hedges on its GMDB provisions.

The deferred premium associated with some of the above options is paid or received semi-annually over the life of the option contract. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable

	(in millions)
2012	$372	$41
2013	349	26
2014	324	24
2015	296	22
2016	265	15
2017-2026	925	34

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

EIA, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $1.3 billion and $1.5 billion at December 31, 2011 and 2010, respectively.

The Company enters into forward contracts, futures, total return swaps and commodity swaps to manage its exposure to price risk arising from seed money investments in proprietary investment products. The gross notional amount of these contracts was $123 million and $174 million at December 31, 2011 and 2010, respectively.

The Company enters into foreign currency forward contracts to economically hedge its exposure to certain receivables and obligations denominated in non-functional currencies. The gross notional amount of these contracts was $26 million and $21 million at December 31, 2011 and 2010, respectively.

In 2010, the Company entered into a total return swap to economically hedge its exposure to equity price risk of Ameriprise Financial, Inc. common stock granted as part of its Ameriprise Financial Franchise Advisor Deferred Compensation Plan ("Franchise Advisor Deferral Plan"). In the fourth quarter of 2011, the Company extended the contract through 2012. As part of the contract, the Company expects to cash settle the difference between the value of a fixed number of shares at the contract date (which may be increased from time to time) and the value of those shares over an unwind period ending on December 31, 2012. The gross notional value of this contract was $17 million and $35 million at December 31, 2011 and 2010, respectively.

Embedded Derivatives

Certain annuities contain GMAB and non-life contingent GMWB provisions, which are considered embedded derivatives. In addition, the equity component of the EIA, IUL and stock market certificate product obligations are also considered embedded derivatives. These embedded derivatives are bifurcated from their host contracts and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. As discussed above, the Company uses derivatives to mitigate the financial statement impact of these embedded derivatives.

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

During the second quarter of 2011, the Company reclassified from accumulated other comprehensive income into earnings a $27 million gain on an interest rate hedge put in place in anticipation of issuing debt between December 2010 and September 2011. The gain was reclassified due to the forecasted transaction not occurring according to the original hedge strategy. For the years ended December 31, 2011, 2010 and 2009, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax losses on December 31, 2011 that the Company expects to reclassify to earnings within the next twelve months is $2 million, which consists of $4 million of pretax gains to be recorded as a reduction to interest and debt expense and $6 million of pretax losses to be recorded in net investment income. The following tables present the impact of the effective portion of the

Company's cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity for the years ended December 31:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Derivatives designated as hedging instruments	2011	2010	2009

	(in millions)
Interest on debt	$(11)	$16	$19
Asset-based distribution fees	1	20	—

Total	$(10)	$36	$19

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	2011	2010	2009

	(in millions)
Other revenues	$27	$—	$—
Interest and debt expense	4	8	8
Distribution fees	9	11	—
Net investment income	(6)	(6)	(6)

Total	$34	$13	$2

The following is a summary of unrealized derivatives gains (losses) included in accumulated other comprehensive income (loss) related to cash flow hedges:

	2011	2010	2009

	(in millions)
Net unrealized derivatives gains (losses) at January 1	$18	$3	$(8)
Holding gains (losses)	(10)	36	19
Reclassification of realized gains	(34)	(13)	(2)
Income tax benefit (provision)	15	(8)	(6)

Net unrealized derivatives gains (losses) at December 31	$(11)	$18	$3

Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 24 years and relates to forecasted debt interest payments.

Fair Value Hedges

During the first quarter of 2010, the Company entered into and designated as fair value hedges three interest rate swaps to convert senior notes due 2015, 2019 and 2020 from fixed rate debt to floating rate debt. The swaps have identical terms as the underlying debt being hedged so no ineffectiveness is expected to be realized. The Company recognizes gains and losses on the derivatives and the related hedged items within interest and debt expense. The following table presents the amounts recognized in income related to fair value hedges for the years ended December 31:

		Amount of Gain Recognized in Income on Derivatives
Derivatives designated as hedging instruments	Location of Gain Recorded into Income
		2011	2010

		(in millions)
Fixed rate debt	Interest and debt expense	$41	$36

Credit Risk

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of December 31, 2011 and 2010, the Company held $802 million and $98 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral the Company is obligated to return to counterparties. As of December 31, 2011 and 2010, the Company had accepted additional collateral consisting of various securities with a fair value of $186 million and $23 million, respectively, which are not reflected on the Consolidated Balance Sheets. As of December 31, 2011 and

2010, the Company's maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $72 million and $45 million, respectively.

Certain of the Company's derivative instruments contain provisions that adjust the level of collateral the Company is required to post based on the Company's debt rating (or based on the financial strength of the Company's life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company's derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company's debt does not maintain a specific credit rating (generally an investment grade rating) or the Company's life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company's counterparty could require immediate settlement of any net liability position. At December 31, 2011 and 2010, the aggregate fair value of all derivative instruments in a net liability position containing such credit risk features was $112 million and $412 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2011 and 2010 was $103 million and $406 million, respectively. If the credit risk features of derivative contracts that were in a net liability position at December 31, 2011 and 2010 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been $9 million and $6 million, respectively.

16. Share-Based Compensation

The Company's share-based compensation plans consist of the Amended and Restated Ameriprise Financial 2005 Incentive Compensation Plan (the "2005 ICP"), the Ameriprise Financial 2008 Employment Incentive Equity Award Plan (the "2008 Plan"), the Franchise Advisor Deferral Plan, and the Ameriprise Advisor Group Deferred Compensation Plan ("Employee Advisor Deferral Plan").

The components of the Company's share-based compensation expense, net of forfeitures, were as follows:

	Years Ended December 31,
	2011		2010	2009

	(in millions)
Stock options	$43		$41	$53
Restricted stock awards	50	(1)	37	59
Restricted stock units	52		80	70
Liability awards	13		40	(4)

Total	$158		$198	$178

(1)
Includes $19 million of expense related to the Threadneedle equity incentive plan.

For the years ended December 31, 2011, 2010 and 2009, total income tax benefit recognized by the Company related to share-based compensation expense was $53 million, $67 million and $63 million, respectively.

As of December 31, 2011, there was $132 million of total unrecognized compensation cost related to non-vested awards under the Company's share-based compensation plans, which is expected to be recognized over a weighted-average period of 2.0 years.

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

Ameriprise Financial Deferred Compensation Plan

The Ameriprise Financial Deferred Compensation Plan ("DCP") gives certain employees the choice to defer a portion of their eligible compensation, which can be invested in investment options as provided by the DCP, including the Ameriprise Financial Stock Fund. The DCP is an unfunded non-qualified deferred compensation plan under section 409A of the Internal Revenue Code. The Company provides a match on certain deferrals. Participant deferrals vest immediately and the Company match vests after three years. Distributions are made in shares of the Company's common stock for the portion of the deferral invested in the Ameriprise Financial Stock Fund and the related Company match, for which the Company has recorded in equity. The DCP does allow for accelerated vesting of the share-based awards in cases of death, disability and qualified retirement. Compensation expense related to the Company match is recognized on a straight-line basis over the vesting period.

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

The following weighted average assumptions were used for stock option grants:

	2011	2010	2009

Dividend yield	1.3%	1.5%	2.0%
Expected volatility	44%	50%	55%
Risk-free interest rate	2.3%	2.3%	1.8%
Expected life of stock option (years)	5.0	5.0	5.0

The dividend yield assumption represents the Company's expected dividend yield based on its historical dividend payouts. The expected volatility is based on the Company's historical and implied volatilities. The risk-free interest rate for periods within the expected option life is based on the U.S. Treasury yield curve at the grant date. The expected life of the option is based on the Company's past experience and other considerations.

The weighted average grant date fair value for options granted during 2011, 2010 and 2009 was $21.38, $15.89 and $8.93, respectively.

A summary of the Company's stock option activity for 2011 is presented below (shares and intrinsic value in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1	19.5	$35.96	6.7	$423
Granted	1.8	58.58
Exercised	(2.1)	30.63
Forfeited	(0.3)	30.75

Outstanding at December 31	18.9	38.85	5.3	241

Exercisable at December 31	12.1	40.56	5.0	132

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $58 million, $70 million and $2 million during the years ended December 31, 2011, 2010 and 2009, respectively.

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

A summary of the Company's restricted stock award activity for 2011 is presented below (shares in millions):

	Shares	Weighted Average Grant-date Fair Value

Non-vested shares at January 1	3.6	$31.08
Granted	0.5	58.68
Vested	(1.0)	40.36
Forfeited	(0.2)	32.71

Non-vested shares at December 31	2.9	32.33

The fair value of restricted stock awards vested during the years ended December 31, 2011, 2010 and 2009 was $54 million, $42 million and $27 million, respectively.

Restricted Stock Units

The 2005 ICP provides for the grant of deferred share units to non-employee directors of the Company and restricted stock units to employees. The director awards are fully vested upon issuance. The deferred share units are settled for Ameriprise Financial common stock upon the director's termination of service. The employee awards generally vest ratably over three to four years. Compensation expense for deferred share units and restricted stock units is based on the market price of Ameriprise Financial stock on the date of grant. Restricted stock units granted to employees are amortized on a straight-line basis over the vesting period or on an accelerated basis due to retirement eligibility. Deferred share units granted to non-employee directors are expensed immediately. Restricted stock units include units awarded under the DCP.

As of December 31, 2011, there were approximately 1.4 million units outstanding of restricted stock units, including deferred share units, of which approximately 1.1 million units were fully vested.

Ameriprise Financial Franchise Advisor Deferred Compensation Plan

The Franchise Advisor Deferral Plan, which was amended in January 2011, gives certain advisors the choice to defer a portion of their commissions into share-based awards or other investment options. The Franchise Advisor Deferral Plan is an unfunded non-qualified deferred compensation plan under section 409A of the Internal Revenue Code. Prior to 2011, all deferrals were in the form of share-based awards and the Company provided a match on the advisor deferrals, which participants could elect to receive in cash or shares of common stock. The Company provided a 15% stock match for 2010 and a 25% stock match for 2009 on eligible deferrals.

The Franchise Advisor Deferral Plan allows for the grant of share-based awards of up to 8.5 million shares of common stock. The number of units awarded is based on the performance measures, deferral percentage and the market value of Ameriprise Financial common stock on the deferral date as defined by the plan. Share-based awards made during 2011 are fully vested and are not subject to forfeitures. Share-based awards made prior to 2011 generally vest ratably over four years, beginning on January 1 of the year following the plan year in which the award was made. In addition to the voluntary deferral, certain advisors are eligible for the Franchise Advisor Top Performer Stock Award or the Franchise Consultant Growth Bonus. The Franchise Advisor Top Performer Stock Award allows eligible advisors to earn additional deferred stock awards on commissions over a specified threshold. The awards vest ratably over four years. The Franchise Consultant Growth Bonus allows eligible advisors who coach other advisors the ability to earn a bonus based on the success of the advisors they coach, which can be deferred into the plan. The awards vest ratably over three years. The Franchise Advisor Deferral Plan allows for accelerated vesting of the share-based awards based on age and years as an advisor. Commission expense is recognized on a straight-line basis over the vesting period. However, as franchise advisors are not employees of the Company, the expense is adjusted each period based on the stock price of the Company's common stock up to the vesting date. For the years ended December 31, 2011, 2010 and 2009, expense related to share-based units awarded under the Franchise Advisor Deferral Plan was $38 million, $70 million and $60 million, respectively.

As of December 31, 2011, there were approximately 5.2 million units outstanding under the Franchise Advisor Deferral Plan, of which approximately 4.4 million were fully vested.

Ameriprise Advisor Group Deferred Compensation Plan

The Employee Advisor Deferral Plan, which was created in April 2009, allows for employee advisors to receive share-based bonus awards which are subject to future service requirements and forfeitures. The Employee Advisor Deferral Plan is an unfunded non-qualified deferred compensation plan under section 409A of the Internal Revenue Code. The Employee Advisor Deferral Plan also gives qualifying employee advisors the choice to defer a portion of their base salary or commissions beginning in 2010. This deferral can be in the form of share-based awards or other investment options. Deferrals are not subject to future service requirements or forfeitures. Under the Employee Advisor Deferral Plan, a maximum of 3.0 million shares may be issued. Awards granted under the Employee Advisor Deferral Plan may be settled in cash and/or shares of the Company's common stock according to the award's terms.

As of December 31, 2011, there were approximately 0.3 million units outstanding under the Employee Advisor Deferral Plan, of which nil were fully vested.

Threadneedle Equity Incentive Plan

On an annual basis, certain key Threadneedle employees are eligible for awards under an equity incentive plan ("EIP") based on a formula tied to Threadneedle's financial performance. Awards under the EIP were first made in April 2009; prior awards were made under the equity participation plan ("EPP"). In 2011, Threadneedle's articles of incorporation were amended to create a new class of Threadneedle corporate units to be granted under a modified EIP plan. Employees who held EIP units granted prior to 2011 were given the choice to exchange their existing units at the exchange date. EIP awards may be settled in cash or Threadneedle corporate units according to the award's terms. For awards granted prior to 2011, the EIP provides for 100% vesting after three years, with a mandatory call after six years. For converted units and awards granted after February 2011, the EIP provides for 100% vesting after two and a half years, with no mandatory call date. Converted units and units granted after February 2011 have dividend rights once fully vested. The EPP provides for 50% vesting after three years and 50% vesting after four years, with required cash-out after five years. EIP and EPP awards are subject to forfeitures based on future service requirements.

The value of the awards is recognized as compensation expense evenly over the vesting periods. Generally, the expense is based on the grant date fair value of the awards as determined by an annual independent valuation of Threadneedle's fair market value; however, for awards accounted for as a liability the expense is adjusted to reflect Threadneedle's current calculated value (the change in the value of the awards is recognized immediately for vested awards and over the remaining vesting period for unvested awards). During the years ended December 31, 2011, 2010 and 2009, cash settlements of EPP and EIP awards were $14 million, $18 million and $5 million, respectively.

17. Shareholders' Equity

The following table presents the components of accumulated other comprehensive income, net of tax:

	December 31,
	2011	2010

	(in millions)
Net unrealized securities gains	$770	$615
Net unrealized derivatives gains (losses)	(11)	18
Defined benefit plans	(75)	(24)
Foreign currency translation	(46)	(44)

Total	$638	$565

See Note 5, Note 15 and Note 21 for additional disclosures related to net unrealized securities gains, net unrealized derivatives gains (losses) and net unrealized actuarial gains (losses) on defined benefit plans, respectively.

In May 2010, the Company's Board of Directors authorized the expenditure of up to $1.5 billion for the repurchase of the Company's common stock through the date of its 2012 annual meeting. In June 2011, the Company's Board of Directors authorized an additional expenditure of up to $2.0 billion for the repurchase of the Company's common stock through June 28, 2013. For the years ended December 31, 2011 and 2010, the Company repurchased a total of 27.9 million shares and 13.1 million shares, respectively, of its common stock for an aggregate cost of $1.5 billion and $573 million, respectively. There were no share repurchases during the year ended December 31, 2009. As of December 31, 2011, the Company had $1.5 billion remaining under the share repurchase authorization.

The Company may also reacquire shares of its common stock under its 2005 ICP related to restricted stock awards. Restricted shares that are forfeited before the vesting period has lapsed are recorded as treasury shares. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations. These vested restricted shares reacquired by the Company and the Company's payment of the holders' income tax obligations are recorded as a treasury share purchase. For the years ended December 31, 2011, 2010 and 2009, the restricted shares forfeited under the 2005 ICP and recorded as treasury shares were 0.1 million, 0.3 million and 0.3 million, respectively. For the years ended December 31, 2011, 2010 and 2009, the Company reacquired 0.5 million, 0.4 million and 0.5 million shares, respectively, of its common stock through the surrender of restricted shares upon vesting and paid in the aggregate $25 million, $17 million and $11 million, respectively, related to the holders' income tax obligations on the vesting date.

In 2011, the Company reissued 1.7 million treasury shares for restricted stock award grants and issuance of shares vested under the Franchise Advisor Deferral Plan. In 2011 and 2010, the Company reacquired 0.3 million and 0.1 million shares, respectively, of its common stock with an aggregate value of $13 million and $7 million, respectively, from a total return swap used to economically hedge its Franchise Advisor Deferral Plan. See Note 15 for additional information. In 2009, the Company issued and sold 36 million shares of its common stock. The proceeds of $869 million were used for general corporate purposes, including the Company's acquisition of the long-term asset management business of the Columbia Management Group.

18. Earnings per Share Attributable to Ameriprise Financial, Inc. Common Shareholders

The computations of basic and diluted earnings per share attributable to Ameriprise Financial, Inc. common shareholders are as follows:

	Years Ended December 31,
	2011	2010	2009

	(in millions, except per share amounts)
Numerator:
Income from continuing operations	$1,030	$1,284	$736
Less: Net income (loss) attributable to noncontrolling interests	(106)	163	15

Income from continuing operations attributable to Ameriprise Financial	1,136	1,121	721
Income (loss) from discontinued operations, net of tax	(60)	(24)	1

Net income attributable to Ameriprise Financial	$1,076	$1,097	$722

Denominator:
Basic: Weighted-average common shares outstanding	241.4	257.4	242.2
Effect of potentially dilutive nonqualified stock options
and other share-based awards	4.9	4.9	2.2

Diluted: Weighted-average common shares outstanding	246.3	262.3	244.4
Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic:
Income from continuing operations	$4.71	$4.36	$2.98
Income (loss) from discontinued operations	(0.25)	(0.10)	—

Net income	$4.46	$4.26	$2.98

Diluted:
Income from continuing operations	$4.61	$4.27	$2.95
Income (loss) from discontinued operations	(0.24)	(0.09)	—

Net income	$4.37	$4.18	$2.95

19. Regulatory Requirements

Restrictions on the transfer of funds exist under regulatory requirements applicable to certain of the Company's subsidiaries. At December 31, 2011, the aggregate amount of unrestricted net assets was approximately $1.6 billion.

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

State insurance statutes also contain limitations as to the amount of dividends and distributions that insurers may make without providing prior notification to state regulators. For RiverSource Life, dividends or distributions in excess of statutory unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life's primary regulator, and are subject to potential disapproval. In addition, dividends whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) the previous year's statutory net gain from operations or (ii) 10% of the previous year-end statutory capital and surplus are referred to as "extraordinary dividends." Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Government debt securities of $7 million and $6 million at December 31, 2011 and 2010, respectively, held by the Company's life insurance subsidiaries were on deposit with various states as required by law and satisfied legal requirements. Statutory capital and surplus for RiverSource Life were $2.7 billion, $3.7 billion and $3.4 billion for the years ended December 31, 2011, 2010 and 2009, respectively.

Ameriprise Certificate Company ("ACC") is registered as an investment company under the Investment Company Act of 1940 (the "1940 Act"). ACC markets and sells investment certificates to clients. ACC is subject to various capital requirements under the 1940 Act, laws of the State of Minnesota and understandings with the Securities and Exchange Commission ("SEC") and the Minnesota Department of Commerce. The terms of the investment certificates issued by ACC and the provisions of the 1940 Act also require the maintenance by ACC of qualified assets. Under the provisions of its certificates and the 1940 Act, ACC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $2.8 billion and $3.1 billion at December 31, 2011 and 2010, respectively. ACC had qualified assets of $2.9 billion and $3.4 billion at December 31, 2011 and 2010, respectively. Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements, up to a maximum commitment of $115 million. For the years ended December 31, 2011 and 2010, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.

Threadneedle's required capital is predominantly based on the requirements specified by its regulator, the Financial Services Authority, under its Capital Adequacy Requirements for asset managers.

The Company has four broker-dealer subsidiaries, American Enterprise Investment Services Inc., Ameriprise Financial Services, Inc., RiverSource Distributors, Inc. and Columbia Management Investment Distributors, Inc. The broker-dealers are subject to the net capital requirements of the Financial Industry Regulatory Authority ("FINRA") and the Uniform Net Capital requirements of the SEC under Rule 15c3-1 of the Securities Exchange Act of 1934.

Ameriprise Trust Company is subject to capital adequacy requirements under the laws of the State of Minnesota as enforced by the Minnesota Department of Commerce.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the responsibility for ongoing examination, supervision and regulation of federal savings associations, including Ameriprise Bank, transferred from the Office of Thrift Supervision ("OTS") to the Office of the Comptroller of Currency ("OCC") effective July 21, 2011. Ameriprise Bank is required to maintain sufficient capital in compliance with the OCC regulations and policies. Typically, the OCC requires savings banks to maintain a Tier 1 (core) capital requirement based upon 4.00% of total adjusted assets, total risk-based capital based upon 8.00% of total risk-weighted assets, as well as Tier 1 risk-based capital based upon 4.00% of total risk-weighted assets and a tangible capital ratio of at least 1.50%. Ameriprise Bank agreed with the regulators to maintain its Tier 1 capital-to-assets leverage ratio at or above 7.50%, rather than the OCC-regulated Tier 1 (core) capital requirement of 4.00% and keep its total risk-based capital ratio at or above 12.00%. As a thrift, Ameriprise Bank is also required to maintain 65.00% of its portfolio assets in qualified thrift investments, which include mortgage and consumer-related loans and investments. As of December 31, 2011 and 2010, Ameriprise Bank had met all applicable capital requirements.

20. Income Taxes

The components of income tax provision attributable to continuing operations were as follows:

	Years Ended December 31,
	2011	2010	2009

	(in millions)
Current income tax:
Federal	$250	$(224)	$200
State and local	21	13	4
Foreign	23	32	4

Total current income tax	294	(179)	208

Deferred income tax:
Federal	68	540	(13)
State and local	1	(5)	(7)
Foreign	(8)	(6)	(4)

Total deferred income tax	61	529	(24)

Total income tax provision	$355	$350	$184

The geographic sources of pretax income from continuing operations were as follows:

	Years Ended December 31,
	2011	2010	2009

	(in millions)
United States	$1,288	$1,470	$883
Foreign	97	164	37

Total	$1,385	$1,634	$920

The principal reasons that the aggregate income tax provision attributable to continuing operations is different from that computed by using the U.S. statutory rate of 35% were as follows:

	Years Ended December 31,
	2011	2010	2009

Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Changes in taxes resulting from:
Dividend exclusion	(8.9)	(4.1)	(7.6)
Tax-exempt interest income	(1.3)	(1.0)	(1.3)
Tax credits	(3.4)	(2.5)	(5.8)
State taxes, net of federal benefit	1.0	0.2	(0.4)
Net income (loss) attributable to noncontrolling interests	2.7	(3.4)	(0.6)
Other, net	0.5	(2.7)	0.7

Income tax provision	25.6%	21.5%	20.0%

The increase in the Company's effective tax rate in 2011 compared to 2010 primarily reflects the change in the noncontrolling interests which is included in pretax income, partially offset by a favorable audit settlement related to the dividends received deduction. The increase in the Company's effective tax rate in 2010 compared to 2009 primarily reflects an increase in pretax income relative to tax advantaged items, which was partially offset by $53 million in benefits from tax planning and the completion of certain audits.

Accumulated earnings of certain foreign subsidiaries, which totaled $89 million at December 31, 2011, are intended to be permanently reinvested outside the United States. Accordingly, U.S. federal taxes, which would have aggregated $9 million, have not been provided on those earnings.

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. The significant components of the Company's deferred income tax assets and liabilities, which are included net within other assets or other liabilities on the Consolidated Balance Sheets, were as follows:

	December 31,
	2011	2010

	(in millions)
Deferred income tax assets:
Liabilities for future policy benefits and claims	$1,615	$1,329
Investment impairments and write-downs	118	119
Deferred compensation	274	241
Investment related	—	56
Loss carryovers and tax credit carryforwards	134	134
Other	89	70

Gross deferred income tax assets	2,230	1,949
Less: Valuation allowance	(5)	—

Total deferred income tax assets	2,225	1,949

Deferred income tax liabilities:
Deferred acquisition costs	1,418	1,473
Investment related	260	—
Deferred sales inducement costs	180	191
Net unrealized gains on Available-for-Sale securities	396	312
Depreciation expense	182	138
Intangible assets	60	52
Other	71	85

Gross deferred income tax liabilities	2,567	2,251

Net deferred income tax liabilities	$(342)	$(302)

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company's tax position, management believes it is more likely than not that the Company will not realize the full benefit of certain state net operating losses and therefore a valuation allowance of $5 million has been established as of December 31, 2011.

Included in the Company's deferred income tax assets are tax benefits related to capital loss carryforwards of $30 million which will expire beginning December 31, 2015, tax credits of $65 million which will expire beginning December 31, 2027, and state net operating losses of $39 million which will expire beginning December 31, 2014. As a result of the Company's ability to file a consolidated U.S. federal income tax return including the Company's life insurance subsidiaries, as well as the expected level of taxable income, management believes the Company's capital loss carryforwards and tax credit carryforwards will be utilized before they expire.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (expense) were as follows:

	2011	2010	2009

	(in millions)
Balance at January 1	$75	$(33)	$(56)
Additions based on tax positions related to the current year	1	2	1
Additions for tax positions of prior years	95	57	45
Reductions for tax positions of prior years	(8)	(42)	(23)
Settlements	21	91	—

Balance at December 31	$184	$75	$(33)

If recognized, approximately $38 million, $54 million and $81 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2011, 2010, and 2009, respectively, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized $66 million of interest and penalties for the year ended December 31, 2011. The Company recognized a net reduction of $17 million in interest and penalties for the year ended December 31, 2010 and an increase of $1 million in interest and penalties for the year ended December 31, 2009. At December 31, 2011 and 2010, the Company had a payable of $37 million and a receivable of $29 million, respectively, related to accrued interest and penalties.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $150 million to $160 million in the next 12 months.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Internal Revenue Service ("IRS") had previously completed its field examination of the 1997 through 2007 tax returns in recent years as part of the overall examination of the American Express Company consolidated returns. However, for federal income tax purposes these years except for 2007, continue to remain open as a consequence of certain issues under appeal. The IRS is currently auditing the Company's U.S. income tax returns for 2008 and 2009. The Company's or certain of its subsidiaries' state income tax returns are currently under examination by various jurisdictions for years ranging from 1999 through 2009. The Company's federal and state income tax returns remain open for the years after 2009.

It is possible there will be corporate tax reform in the next few years. While impossible to predict, corporate tax reform is likely to include a reduction in the corporate tax rate coupled with reductions in tax preferred items. Potential tax reform may also affect the U.S. tax rules regarding international operations. Any changes could have a material impact on the income tax expense and the deferred tax balances of the Company.

The items comprising other comprehensive income are presented net of the following income tax provision (benefit) amounts:

	Years Ended December 31,
	2011	2010	2009

	(in millions)
Net unrealized securities gains	$77	$167	$753
Net unrealized derivatives gains	(15)	8	6
Defined benefit plans	(28)	(2)	10
Foreign currency translation adjustment	(1)	(6)	15

Net income tax provision	$33	$167	$784

21. Retirement Plans and Profit Sharing Arrangements

Defined Benefit Plans

Pension Plans

The Company's U.S. non-advisor employees are generally eligible for the Ameriprise Financial Retirement Plan (the "Retirement Plan"), a noncontributory defined benefit plan which is a qualified plan under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Funding of costs for the Retirement Plan complies with the applicable minimum funding requirements specified by ERISA and is held in a trust. The Retirement Plan is a cash balance plan by which the employees' accrued benefits are based on notional account balances, which are maintained for each individual. Each pay period these balances are credited with an amount equal to a percentage of eligible compensation as defined by the Retirement Plan (which includes, but is not limited to, base pay, performance based incentive pay, commissions, shift differential and overtime). Prior to March 1, 2010, the percentage ranged from 2.5% to 10% based on employees' age plus years of service. Effective March 1, 2010, the percentage ranged from 2.5% to 5% based on employees' years of service. Employees eligible for the plan at the time of the change remain under the previous schedule until the new schedule becomes more favorable. Employees' balances are also credited with a fixed rate of interest that is updated each January 1 and is based on the average of the daily five-year U.S. Treasury Note yields for the previous October 1 through November 30, with a minimum crediting rate of 5%. Employees have the option to receive annuity payments or a lump sum payout at vested termination, retirement, death or disability. The Retirement Plan's year-end is September 30.

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

The components of the net periodic benefit cost for all pension plans were as follows:

	Years Ended December 31,
	2011	2010	2009

	(in millions)
Service cost	$38	$33	$32
Interest cost	23	23	25
Expected return on plan assets	(26)	(23)	(22)
Amortization of prior service costs	(1)	(2)	(1)
Amortization of net (gain)/loss	1	—	—
Other	4	3	3

Net periodic benefit cost	$39	$34	$37

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets are amortized on a straight-line basis over the expected average remaining service period of active participants.

The following tables provide a reconciliation of the changes in the benefit obligation and fair value of assets for the pension plans:

	2011	2010

	(in millions)
Benefit obligation, January 1	$469	$421
Service cost	38	33
Interest cost	23	23
Benefits paid	(6)	(6)
Actuarial loss	40	23
Settlements	(18)	(24)
Foreign currency rate changes	—	(1)

Benefit obligation, December 31	$546	$469

	2011	2010

	(in millions)
Fair value of plan assets, January 1	$327	$256
Actual return on plan assets	(12)	39
Employer contributions	72	64
Benefits paid	(6)	(6)
Settlements	(18)	(24)
Foreign currency rate changes	(1)	(2)

Fair value of plan assets, December 31	$362	$327

The following table provides the amounts recognized in the Consolidated Balance Sheets, which equal the funded status of the Company's pension plans:

	December 31,
	2011	2010

	(in millions)
Benefit liability	$(189)	$(162)
Benefit asset	5	20

Net amount recognized	$(184)	$(142)

The Company complies with the minimum funding requirements in all countries.

The amounts recognized in accumulated other comprehensive income (loss), net of tax, as of December 31, 2011 but not recognized as components of net periodic benefit cost included an unrecognized actuarial loss of $87 million and an unrecognized prior service credit of $5 million. The estimated amounts that will be amortized from accumulated other comprehensive income (loss), net of tax, into net periodic benefit cost in 2012 include a prior service credit of $1 million.

The accumulated benefit obligation for all pension plans as of December 31, 2011 and 2010 was $493 million and $423 million, respectively. The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations that exceeded the fair value of plan assets were as follows:

	December 31,
	2011	2010

	(in millions)
Accumulated benefit obligation	$434	$376
Fair value of plan assets	282	248

The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations that exceeded the fair value of plan assets were as follows:

	December 31,
	2011	2010

	(in millions)
Projected benefit obligation	$470	$410
Fair value of plan assets	282	248

The weighted average assumptions used to determine benefit obligations for pension plans were as follows:

	2011	2010

Discount rates	4.15%	4.75%
Rates of increase in compensation levels	4.27	4.25

The weighted average assumptions used to determine net periodic benefit cost for pension plans were as follows:

	2011	2010	2009

Discount rates	4.75%	5.28%	6.22%
Rates of increase in compensation levels	4.25	4.22	4.23
Expected long-term rates of return on assets	8.00	8.00	8.20

In developing the expected long-term rate of return on assets, management evaluated input from an external consulting firm, including their projection of asset class return expectations and long-term inflation assumptions. The Company also considered historical returns on the plans' assets. Discount rates are based on yields available on high-quality corporate bonds that would generate cash flows necessary to pay the benefits when due.

The Company's pension plans' assets are invested in an aggregate diversified portfolio to minimize the impact of any adverse or unexpected results from a security class on the entire portfolio. Diversification is interpreted to include diversification by asset type, performance and risk characteristics and number of investments. When appropriate and consistent with the objectives of the plans, derivative instruments may be used to mitigate risk or provide further diversification, subject to the investment policies of the plans. Asset classes and ranges considered appropriate for investment of the plans' assets are determined by each plan's investment committee. The target allocations are 70% equity securities, 20% debt securities and 10% all other types of investments, except for the assets in pooled pension funds which are 82% equity securities, 14% debt securities, and 4% all other types of investments. Actual allocations will generally be within 5% of these targets. At December 31, 2011, there were no significant holdings of any single issuer and the exposure to derivative instruments was not significant.

The following tables present the Company's pension plan assets measured at fair value on a recurring basis:

	December 31, 2011
Asset Category	Level 1	Level 2	Level 3	Total

	(in millions)
Equity securities:
U.S. large cap stocks	$75	$9	$—	$84
U.S. small cap stocks	38	1	—	39
Non-U.S. large cap stocks	14	23	—	37
Emerging markets	10	15	—	25
Debt securities:
U.S. investment grade bonds	17	15	—	32
U.S. high yield bonds	—	11	—	11
Non-U.S. investment grade bonds	—	16	—	16
Real estate investment trusts	—	—	11	11
Hedge funds	—	—	12	12
Pooled pension funds	—	80	—	80
Cash equivalents	15	—	—	15

Total	$169	$170	$23	$362

	December 31, 2010
Asset Category	Level 1	Level 2	Level 3	Total

	(in millions)
Equity securities:
U.S. large cap stocks	$72	$3	$—	$75
U.S. small cap stocks	33	1	—	34
Non-U.S. large cap stocks	12	18	—	30
Emerging markets	15	14	—	29
Debt securities:
U.S. investment grade bonds	13	9	—	22
U.S. high yield bonds	—	11	—	11
Non-U.S. investment grade bonds	—	12	—	12
Real estate investment trusts	—	—	8	8
Hedge funds	—	—	9	9
Pooled pension funds	—	79	—	79
Cash equivalents	18	—	—	18

Total	$163	$147	$17	$327

Equity securities are managed to track the performance of common market indices for both U.S. and non-U.S. securities, primarily across large cap, small cap and emerging market asset classes. Debt securities are managed to track the performance of common market indices for both U.S. and non-U.S. investment grade bonds as well as a pool of U.S. high yield bonds. Real estate investment trusts are managed to track the performance of a broad population of investment grade non-agricultural income producing properties. The Company's investments in hedge funds include investments in a multi-strategy fund and an off-shore fund managed to track the performance of broad fund of fund indices. Pooled pension funds are managed to return 1.5% in excess of a common index of similar pooled pension funds on a rolling three year basis. Cash equivalents consist of holdings in a money market fund that seeks to equal the return of the three month U.S. Treasury bill.

The fair value of real estate investment trusts is based primarily on the underlying cash flows of the properties within the trusts which are significant unobservable inputs and classified as Level 3. The fair value of the hedge funds is based on the proportionate share of the underlying net assets of the funds, which are significant unobservable inputs and classified as Level 3. The fair value of pooled pension funds and equity securities held in collective trust funds is based on the fund's NAV and classified as Level 2 as they trade in principal-to-principal markets. Equity securities and mutual funds traded in active markets are classified as Level 1. For debt securities and cash equivalents, the valuation techniques and classifications are consistent with those used for the Company's own investments as described in Note 14.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

Asset Category	Real Estate Investment Trusts	Hedge Funds

Balance at January 1, 2010	$5	$—
Actual return on plan assets:
Relating to assets still held at the reporting date	1	—
Purchases, sales, and settlements, net	2	9

Balance at December 31, 2010	8	9
Actual return on plan assets:
Relating to assets still held at the reporting date	1	—
Purchases	2	11
Sales	—	(8)

Balance at December 31, 2011	$11	$12

The Company's pension plans expect to make benefit payments to retirees as follows:

(in millions)

2012	$45
2013	48
2014	49
2015	51
2016	53
2017-2021	250

The Company expects to contribute $46 million to its pension plans in 2012.

Other Postretirement Benefits

The Company sponsors defined benefit postretirement plans that provide health care and life insurance to retired U.S. employees. Net periodic postretirement benefit costs were nil, nil and $2 million in 2011, 2010 and 2009, respectively.

The following table provides a reconciliation of the changes in the defined postretirement benefit plan obligation:

	2011	2010

	(in millions)
Benefit obligation, January 1	$21	$22
Interest cost	1	1
Benefits paid	(5)	(5)
Participant contributions	4	4
Actuarial gain	(2)	(1)

Benefit obligation, December 31	$19	$21

The recognized liabilities for the Company's defined postretirement benefit plans are unfunded. At December 31, 2011 and 2010, the recognized liabilities were $19 million and $21 million, respectively, which was equal to the funded status of the Company's postretirement benefit plans.

The amounts recognized in accumulated other comprehensive income (loss), net of tax, as of December 31, 2011 but not recognized as components of net periodic benefit cost included an unrecognized actuarial gain of $7 million and an unrecognized prior service cost of nil. The estimated amount that will be amortized from accumulated other comprehensive income (loss), net of tax, into net periodic benefit cost in 2012 is approximately $1 million.

The weighted average assumptions used to determine benefit obligations for other postretirement benefits were as follows:

	2011	2010

Discount rates	4.15%	4.90%
Healthcare cost increase rates:
Following year	7.00	7.50
Decreasing to the year 2016	5.00	5.00

Discount rates are based on yields available on high-quality corporate bonds that would generate cash flows necessary to pay the benefits when due.

A one percentage-point change in the assumed healthcare cost trend rates would not have a material effect on the postretirement benefit obligation or net periodic postretirement benefit costs.

The Company's defined benefit postretirement plans expect to make benefit payments to retirees as follows:

(in millions)

2012	$2
2013	2
2014	2
2015	1
2016	1
2017-2021	7

The Company expects to contribute $2 million to its defined benefit postretirement plans in 2012.

The following is a summary of unrealized losses included in other comprehensive income related to the Company's defined benefit plans:

	2011	2010	2009

	(in millions)
Net unrealized defined benefit losses at January 1	$(24)	$(20)	$(39)
Net gains (losses)	(77)	(4)	15
Prior service cost (credit)	(2)	(2)	14
Income tax benefit (provision)	28	2	(10)

Net unrealized defined benefit losses at December 31	$(75)	$(24)	$(20)

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

Under the 401(k) Plan, employees become eligible for contributions under the plan during the pay period they reach 60 days of service. Fixed and variable match contributions and stock contributions are fully vested after five years of service, vesting ratably over the first five years of service. The Company's defined contribution plan expense was $33 million, $32 million and $16 million in 2011, 2010 and 2009, respectively.

Threadneedle Profit Sharing Plan

On an annual basis, Threadneedle employees are eligible for a profit sharing arrangement. The employee profit sharing plan provides for profit sharing of 30% based on an internally defined recurring pretax operating income measure for Threadneedle, which primarily includes pretax income related to investment management services and investment portfolio income excluding gains and losses on asset disposals, certain reorganization expenses, EPP and EIP expenses and other non-recurring expenses. Compensation expense related to the employee profit sharing plan was $54 million, $52 million and $32 million in 2011, 2010 and 2009, respectively.

22. Commitments, Guarantees and Contingencies

Commitments

The Company is committed to pay aggregate minimum rentals under noncancelable operating leases for office facilities and equipment in future years as follows:

(in millions)

2012	$97
2013	88
2014	83
2015	73
2016	61
Thereafter	206

Total	$608

For the years ended December 31, 2011, 2010 and 2009, operating lease expense was $97 million, $103 million and $103 million, respectively.

The following table presents the Company's funding commitments:

	December 31,
	2011	2010

	(in millions)
Commercial mortgage loan commitments	$19	$22
Consumer mortgage loan commitments	730	525
Consumer lines of credit	1,685	1,533
Affordable housing partnerships	267	188

Total funding commitments	$2,701	$2,268

The Company's life and annuity products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2011, these guarantees range up to 5%. To the extent the yield on the Company's invested asset portfolio declines below its target spread plus the minimum guarantee, the Company's profitability would be negatively affected.

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

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company's businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, FINRA, the Federal Reserve Bank, the OCC, the Financial Services Authority, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company's business activities and practices, and the practices of the Company's financial advisors. During recent periods, the Company has received information requests, exams or inquiries regarding certain matters, including: sales of, or disclosures pertaining to, mutual funds, annuities, equity and fixed income securities, low priced securities, insurance products, brokerage services, financial advice offerings; trading practices within the Company's asset management business; supervision of the Company's financial advisors; company procedures and information security. The Company is also responding to regulatory audits, market conduct examinations and other inquiries (including inquiries from the states of Minnesota and New York) relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

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

In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc., was filed in the United States District Court for the District of Arizona, and was later transferred to the United States District Court for the District of Minnesota. The plaintiffs alleged that they were investors in several of the Company's mutual funds and they purported to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940 (the '40 Act). The plaintiffs alleged that fees allegedly paid to the defendants by the funds for investment advisory and administrative services were excessive. Plaintiffs seek an order declaring that defendants have violated the '40 Act and awarding unspecified damages including excessive fees allegedly paid plus interest and other costs. On July 6, 2007, the district court granted the Company's motion for summary judgment, dismissing all claims with prejudice. Plaintiffs appealed the district court's decision, and on April 8, 2009, the U.S. Court of Appeals for the Eighth Circuit reversed the district court's decision, and remanded the case for further proceedings. The Company filed with the United States Supreme Court a Petition for Writ of Certiorari to review the judgment of the Court of Appeals in this case in light of the Supreme Court's anticipated review of a similar excessive fee case captioned Jones v. Harris Associates. On March 30, 2010, the Supreme Court issued its ruling in Jones v. Harris Associates, and on April 5, 2010, the Supreme Court vacated the Eighth Circuit's decision in this case and remanded it to the Eighth Circuit for further consideration in light of the Supreme Court's decision in Jones v. Harris Associates. Without any further briefing or argument, on June 4, 2010, the Eighth Circuit remanded the case to the district court for further consideration in light of the Supreme Court's decision in Jones v. Harris Associates. On December 8, 2010, the district court re-entered its July 2007 order granting summary judgment in favor of the Company. Plaintiffs filed a notice of appeal with the Eighth Circuit on January 10, 2011. The Eighth Circuit Court heard oral arguments of the parties on November 17, 2011. The Company is awaiting the Court's ruling.

In November 2010, the Company's J. & W. Seligman & Co. Incorporated subsidiary ("Seligman") received a governmental inquiry regarding an industry insider trading investigation, as previously stated by the Company in general media reporting. The Company continues to cooperate fully with that inquiry. Neither the Company nor Seligman has been accused of any wrongdoing, and the government has confirmed that neither the Company nor any of its affiliated entities is a target of its investigation into potential insider trading.

In October 2011, a putative class action lawsuit entitled Roger Krueger, et al. vs. Ameriprise Financial, et al. was filed in the United States District Court for the District of Minnesota against the Company, certain of its present or former employees and directors, as well as certain fiduciary committees on behalf of participants and beneficiaries of the Ameriprise Financial 401(k) Plan. The alleged class period is from October 1, 2005, to the present. The action alleges that Ameriprise breached fiduciary duties under ERISA by selecting and retaining primarily proprietary mutual funds with allegedly poor performance histories, higher expenses relative to other investment options, and improper fees paid to Ameriprise Financial, Inc. or its subsidiaries. The action also alleges that the Company breached fiduciary duties under ERISA because it used its affiliate Ameriprise Trust Company as the Plan trustee and record-keeper and improperly reaped profits from the sale of the record-keeping business to Wachovia Bank, N.A. Plaintiffs allege over $20 million in damages. On January 17, 2012, all defendants filed a brief and other documents in support of their motion to dismiss the complaint. Plaintiffs filed an amended complaint on February 7, 2012. An amended briefing and hearing schedule for the motion to dismiss this amended complaint will be set by the court.

23. Related Party Transactions

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

24. Discontinued Operations

During the fourth quarter of 2011, the Company sold Securities America to Ladenburg Thalmann Financial Services, Inc. for $150 million in cash and potential future payments if Securities America reaches certain financial criteria. The components of income (loss) from discontinued operations, net of tax, were as follows for the years ended December 31:

	2011	2010	2009

	(in millions)
Total net revenues	$382	$467	$412
Loss from discontinued operations	$(124)	$(40)	$—
Gain on sale	26	—	—
Income tax benefit	(38)	(16)	(1)

Income (loss) from discontinued operations, net of tax	$(60)	$(24)	$1

Assets and liabilities classified as held for sale as of December 31, 2010 were as follows:

(in millions)

Assets:
Cash and cash equivalents	$23
Receivables	40
Other assets	110

Total assets held for sale	$173

Liabilities:
Long-term debt	$5
Accounts payable and accrued expenses	26
Other liabilities	48

Total liabilities held for sale	$79

Included in other assets at December 31, 2010, were $48 million of goodwill and $8 million of intangible assets related to Securities America.

25. Segment Information

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

The Advice & Wealth Management segment provides financial planning and advice, as well as full service brokerage and banking services, primarily to retail clients through the Company's affiliated advisors. The Company's affiliated advisors have access to a diversified selection of both affiliated and non-affiliated products to help clients meet their financial needs. A significant portion of revenues in this segment is fee-based, driven by the level of client assets, which is impacted by both market movements and net asset flows. The Company also earns net investment income on invested assets primarily from certificate and banking products. This segment earns revenues (distribution fees) for distributing non-affiliated products and earns intersegment revenues (distribution fees) for distributing the Company's affiliated products and services provided to its retail clients. Intersegment expenses for this segment include expenses for investment management services provided by the Asset Management segment.

The Asset Management segment provides investment advice and investment products to retail and institutional clients. Columbia Management Investment Advisers, LLC ("Columbia" or "Columbia Management") predominantly provides U.S. domestic products and services and Threadneedle predominantly provides international investment products and services. Columbia retail products are provided through unaffiliated third party financial institutions and through the Advice & Wealth Management segment. Institutional products and services are primarily sold through the Company's institutional sales force. Threadneedle retail products are primarily provided through third parties. Retail products include mutual funds and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products including those that focus on traditional asset classes, separately managed accounts, individually managed accounts, collateralized loan obligations, hedge funds, collective funds and property funds. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by both market movements and net asset flows. In addition to the products and services provided to third party clients, management teams serving our Asset Management segment provide all intercompany asset management services. The fees for all such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management, Annuities and Protection segments.

The Annuities segment provides variable and fixed annuity products of RiverSource Life companies to retail clients. Prior to the fourth quarter of 2010, the Company's variable annuity products were provided through both affiliated and unaffiliated advisors through third-party distribution. During the fourth quarter of 2010, the Company discontinued new sales of its variable annuities in non-Ameriprise channels to further strengthen the risk and return characteristics of the business. The Company's fixed annuity products are provided through affiliated advisors as well as unaffiliated advisors through third-party distribution. Revenues for the Company's variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for the Company's fixed annuity products are primarily earned as net investment income on invested assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. The Company also earns net investment income on invested assets supporting reserves for immediate annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Intersegment revenues for this segment reflect fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource Variable Series Trust, Columbia Funds Variable Insurance Trust, Columbia Funds Variable Insurance Trust I and Wanger Advisors Trust funds under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

The Protection segment offers a variety of protection products to address the protection and risk management needs of the Company's retail clients including life, DI and property-casualty insurance. Life and DI products are primarily provided through the Company's affiliated advisors. The Company's property-casualty products are provided direct, primarily through affinity relationships. The Company issues insurance policies through its life insurance subsidiaries and the property casualty companies. The primary sources of revenues for this segment are premiums, fees, and charges that the Company receives to assume insurance-related risk. The Company earns net investment income on invested assets supporting insurance reserves and capital supporting the business. The Company also receives fees based on the level of assets supporting VUL separate account balances. This segment earns intersegment revenues from fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource Variable Series Trust, Columbia Funds Variable Insurance Trust, Columbia Funds Variable Insurance Trust I and Wanger Advisors Trust funds under the VUL contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

The Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in the Company's subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment also includes revenues and expenses of consolidated investment entities.

The accounting policies of the segments are the same as those of the Company, except for the method of capital allocation and the accounting for gains (losses) from intercompany revenues and expenses, which are eliminated in consolidation.

The following is a summary of assets by segment:

	December 31,
	2011	2010

	(in millions)
Advice & Wealth Management	$12,293	$11,241
Asset Management	6,863	7,854
Annuities	87,266	84,836
Protection	18,915	18,571
Corporate & Other	8,649	8,539
Assets held for sale	—	173

Total assets	$133,986	$131,214

The following is a summary of segment results:

	Year Ended December 31, 2011
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Eliminations	Consolidated

	(in millions)
Revenue from external customers	$2,825	$2,811	$2,379	$2,035	$189	$—	$10,239
Intersegment revenue	931	92	252	38	2	(1,315)	—

Total revenues	3,756	2,903	2,631	2,073	191	(1,315)	10,239
Banking and deposit interest expense	48	3	—	1	(1)	(4)	47

Net revenues	3,708	2,900	2,631	2,072	192	(1,311)	10,192

Depreciation and amortization expense	86	83	481	208	29	—	887
All other expenses	3,221	2,381	1,629	1,494	506	(1,311)	7,920

Total expenses	3,307	2,464	2,110	1,702	535	(1,311)	8,807

Income (loss) from continuing operations before income tax provision	$401	$436	$521	$370	$(343)	$—	$1,385

Income tax provision							355

Income from continuing operations							1,030
Loss from discontinued operations, net of tax							(60)

Net income							970
Less: Net loss attributable to noncontrolling interests							(106)

Net income attributable to Ameriprise Financial							$1,076

	Year Ended December 31, 2010
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Eliminations	Consolidated

	(in millions)
Revenue from external customers	$2,526	$2,294	$2,324	$2,013	$425	$—	$9,582
Intersegment revenue	884	75	176	35	1	(1,171)	—

Total revenues	3,410	2,369	2,500	2,048	426	(1,171)	9,582
Banking and deposit interest expense	67	1	—	1	3	(2)	70

Net revenues	3,343	2,368	2,500	2,047	423	(1,169)	9,512

Depreciation and amortization expense	88	105	(75)	189	23	—	330
All other expenses	2,939	1,945	1,927	1,455	451	(1,169)	7,548

Total expenses	3,027	2,050	1,852	1,644	474	(1,169)	7,878

Income (loss) from continuing operations before income tax provision	$316	$318	$648	$403	$(51)	$—	$1,634

Income tax provision							350

Income from continuing operations							1,284
Loss from discontinued operations, net of tax							(24)

Net income							1,260
Less: Net income attributable to noncontrolling interests							163

Net income attributable to Ameriprise Financial							$1,097

	Year Ended December 31, 2009
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Eliminations	Consolidated

	(in millions)
Revenue from external customers	$2,103	$1,304	$2,165	$1,935	$31	$—	$7,538
Intersegment revenue	834	44	100	30	2	(1,010)	—

Total revenues	2,937	1,348	2,265	1,965	33	(1,010)	7,538
Banking and deposit interest expense	133	2	—	1	7	(2)	141

Net revenues	2,804	1,346	2,265	1,964	26	(1,008)	7,397

Depreciation and amortization expense	100	83	54	167	31	—	435
All other expenses	2,737	1,203	1,563	1,300	247	(1,008)	6,042

Total expenses	2,837	1,286	1,617	1,467	278	(1,008)	6,477

Income (loss) from continuing operations before income tax provision	$(33)	$60	$648	$497	$(252)	$—	$920

Income tax provision							184

Income from continuing operations							736
Income from discontinued operations, net of tax							1

Net income							737
Less: Net income attributable to noncontrolling interests							15

Net income attributable to Ameriprise Financial							$722

26. Quarterly Financial Data (Unaudited)

	2011				2010
	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31

	(in millions, except per share data)
Net revenues	$2,582	$2,455	$2,623	$2,532	$2,558	$2,334	$2,462	$2,158
Income from continuing operations before income tax provision	$352	$247	$399	$387	$368	$446	$462	$358
Income from continuing operations	$285	$166	$285	$294	$280	$314	$396	$294
Income (loss) from discontinued operations, net of tax	13	2	(4)	(71)	(26)	(2)	2	2

Net income	298	168	281	223	254	312	398	296
Less: Net income (loss) attributable to noncontrolling interests	45	(105)	(28)	(18)	(26)	(32)	139	82

Net income attributable to Ameriprise Financial	$253	$273	$309	$241	$280	$344	$259	$214

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic
Income from continuing operations	$1.04	$1.14	$1.28	$1.24	$1.21	$1.36	$0.98	$0.81
Income (loss) from discontinued operations	0.06	0.01	(0.02)	(0.28)	(0.10)	(0.01)	0.01	0.01

Net income	$1.10	$1.15	$1.26	$0.96	$1.11	$1.35	$0.99	$0.82

Diluted
Income from continuing operations	$1.02	$1.12	$1.25	$1.21	$1.18	$1.33	$0.97	$0.80
Income (loss) from discontinued operations	0.06	0.01	(0.02)	(0.27)	(0.10)	(0.01)	0.01	0.01

Net income	$1.08	$1.13	$1.23	$0.94	$1.08	$1.32	$0.98	$0.81

Weighted average common shares outstanding:
Basic	230.6	238.0	245.5	251.6	252.7	255.3	261.1	260.8
Diluted	234.5	242.0	251.0	257.7	258.9	259.9	265.3	265.0
Cash dividends declared per common share	$0.51	$0.23	$0.23	$0.18	$0.18	$0.18	$0.18	$0.17
Common share price:
High	$50.85	$59.49	$63.78	$65.12	$58.17	$48.80	$49.54	$45.88
Low	$36.00	$38.93	$54.72	$57.29	$47.03	$34.68	$35.85	$36.14

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2011.

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

The Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on management's assessment and those criteria, we believe that, as of December 31, 2011, the Company's internal control over financial reporting is effective.

PricewaterhouseCoopers, the Company's independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2011.

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

James M. Cracchiolo — Chairman and Chief Executive Officer

Mr. Cracchiolo (53) has been our Chairman and Chief Executive Officer since September 2005. Prior to that time, Mr. Cracchiolo was Chairman and Chief Executive Officer of American Express Financial Corporation ("AEFC") since March 2001; President and Chief Executive Officer of AEFC since November 2000; and Group President, Global Financial Services of American Express since June 2000. He served as Chairman of American Express Bank Ltd. from September 2000 until April 2005 and served as President and Chief Executive Officer of Travel Related Services International from May 1998 through July 2003. He is also currently on the board of advisors of the March of Dimes and previously had served on the board of Tech Data Corporation.

Joseph E. Sweeney — President — Advice & Wealth Management, Products and Services

Mr. Sweeney (50) has been our President — Advice & Wealth Management, Products and Services since May 2009. Prior to that time, Mr. Sweeney served as President — Financial Planning, Products and Services. Prior to that, Mr. Sweeney served as Senior Vice President and General Manager of Banking, Brokerage and Managed Products of AEFC since April 2002. Prior thereto, he served as Senior Vice President and Head, Business Transformation, Global Financial Services of American Express from March 2001 until April 2002. Mr. Sweeney is currently on the board of directors of the Securities Industry and Financial Markets Association.

William F. Truscott — CEO — U.S. Asset Management and President, Annuities

Mr. Truscott (51) has been our CEO — U.S. Asset Management and President, Annuities since May 2010. Prior to that time, Mr. Truscott had served as our President — U.S. Asset Management, Annuities and Chief Investment Officer since February 2008 and as our President — U.S. Asset Management and Chief Investment Officer since September 2005. Prior to that, Mr. Truscott served as Senior Vice President and Chief Investment Officer of AEFC, a position he held since he joined the company in September 2001.

Walter S. Berman — Executive Vice President and Chief Financial Officer

Mr. Berman (69) has been our Executive Vice President and Chief Financial Officer since September 2005. Prior to that, Mr. Berman served as Executive Vice President and Chief Financial Officer of AEFC, a position he held since January 2003. From April 2001 to January 2004, Mr. Berman served as Corporate Treasurer of American Express.

Kelli A. Hunter — Executive Vice President of Human Resources

Ms. Hunter (50) has been our Executive Vice President of Human Resources since September 2005. Prior to that, Ms. Hunter served as Executive Vice President of Human Resources of AEFC since joining our company in June 2005. Prior to joining AEFC, Ms. Hunter was Senior Vice President — Global Human Capital for Crown Castle International Corporation in Houston, Texas. Prior to that, she held a variety of senior level positions in human resources for Software Spectrum, Inc., Mary Kay, Inc., as well as Morgan Stanley Inc. and Bankers Trust New York Corporation.

John C. Junek — Executive Vice President and General Counsel

Mr. Junek (62) has been our Executive Vice President and General Counsel since September 2005. Prior to that, Mr. Junek served as Senior Vice President and General Counsel of AEFC since June 2000.

Glen Salow — Executive Vice President — Service Delivery and Technology

Mr. Salow (55) has been our Executive Vice President — Service Delivery and Technology since September 2005. Prior to that, Mr. Salow was Executive Vice President of Technologies and Operations of AEFC since May 2005 and was Executive Vice President and Chief Information Officer of American Express from March 2000 to May 2005.

Kim M. Sharan — President — Financial Planning and Wealth Strategies, Chief Marketing Officer

Ms. Sharan (54) has been our President — Financial Planning and Wealth Strategies, Chief Marketing Officer since June 2009. Prior to that time, Ms. Sharan served as Executive Vice President and Chief Marketing Officer. Prior to that, Ms. Sharan served as Senior Vice President and Chief Marketing Officer of AEFC since July 2004. Prior thereto, she served as Senior Vice President and Head of Strategic Planning of the Global Financial Services Division of American Express from October 2002 until July 2004. Prior to joining American Express, Ms. Sharan was Managing Director at Merrill Lynch in Tokyo, Japan, from February 2000 until September 2002.

Deirdre Davey McGraw — Executive Vice President — Corporate Communications and Community Relations

Ms. Davey McGraw (41) has been our Executive Vice President — Corporate Communications and Community Relations since February 2010. Previously, Ms. Davey McGraw served as Senior Vice President — Corporate Communications and Community Relations since February 2007 and as Vice President — Corporate Communications since May 2006. Prior thereto, Ms. Davey McGraw served as Vice President — Business Planning and Communications for our Chairman's Office, and prior to that, she served as Vice President — Business Planning and Communications for the Group President, Global Financial Services at American Express.

John R. Woerner — President — Insurance and Chief Strategy Officer

Mr. Woerner (43) has been our President — Insurance and Chief Strategy Officer since February 2008. Prior to his current role, he was Senior Vice President — Strategy and Business Development since September 2005. Prior to that, Mr. Woerner served as Senior Vice President — Strategic Planning and Business Development of AEFC since March 2005. Prior to joining AEFC, Mr. Woerner was a Principal at McKinsey & Co., where he spent approximately ten years serving leading U.S. and European financial services firms, and co-led McKinsey's U.S. Asset Management Practice.

Donald E. Froude — President — The Personal Advisors Group

Mr. Froude (56) has been our President — The Personal Advisors Group since September 2008. Prior to joining us, Mr. Froude served as managing director and head of U.S. distribution for Legg Mason, Inc. since 2006. Prior to that, he served as President of Intermediary Distribution for Columbia Management, a division of Bank of America, from 2004 to 2006. Prior thereto, he was president and chief executive officer of Quick & Reilly.

David K. Stewart — Senior Vice President and Controller (Principal Accounting Officer)

Mr. Stewart (58) has been our Senior Vice President and Controller since September 2005. Prior to that, Mr. Stewart served as Vice President and Controller of AEFC and its subsidiaries since June 2002, when he joined American Express. Prior thereto, Mr. Stewart held various management and officer positions in accounting, financial reporting and treasury operations at Lutheran Brotherhood, now known as Thrivent Financial for Lutherans, where he was Vice President — Treasurer from 1997 until 2001.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

	(a)		(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) — shares

Plan category
Equity compensation plans approved by security holders	19,328,115	(1)	$39.22	8,959,697
Equity compensation plans not approved by security holders	6,744,057	(2)	32.60	6,259,603	(3)

Total	26,072,172		$38.85	15,219,300

(1)
Includes 1,504,579 share units subject to vesting per the terms of the applicable plan which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B.

(2)
Includes 5,710,093 share units subject to vesting per the terms of the applicable plans which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B. For additional information on the Company's equity compensation plans see Note 16 — Share-Based Compensation to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The non-shareholder approved plans consist of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan and the Amended Franchise Advisor Deferred Equity Program.

(3)
Consists of 2,959,218 shares of common stock issuable under the terms of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, 2,641,960 shares of common stock issuable under the Ameriprise Advisor Group Deferred Compensation Plan, and 658,425 shares of common stock issuable under the Amended Franchise Advisor Deferred Compensation Plan.

Descriptions of our equity compensation plans can be found in Note 16 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Information concerning the market for our common shares and our shareholders can be found in Part II, Item 5 of this Annual Report on Form 10-K. Price and dividend information concerning our common shares may be found in Note 26 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The information included under the caption "Ownership of Our Common Shares" in the Proxy Statement is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services.

The information set forth under the heading "Items to be Voted on by Shareholders — Item 3 — Ratification of Audit Committee's Selection of Independent Registered Public Accountants for 2012 — Independent Registered Public Accountant Fees"; " — Services to Associated Organizations"; and " —Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants," in the Proxy Statement is incorporated herein by reference.

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

AMERIPRISE FINANCIAL, INC. (Registrant)
Date: February 24, 2012	By	/s/ Walter S. Berman Walter S. Berman Executive Vice President and Chief Financial Officer

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

Date: February 24, 2012	By	/s/ James M. Cracchiolo James M. Cracchiolo Chairman and Chief Executive Officer (Principal Executive Officer and Director)
Date: February 24, 2012	By	/s/ Walter S. Berman Walter S. Berman Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 24, 2012	By	/s/ David K. Stewart David K. Stewart Senior Vice President and Controller (Principal Accounting Officer)
Date: February 24, 2012	By	/s/ Lon R. Greenberg Lon R. Greenberg Director

Date: February 24, 2012	By	/s/ Warren D. Knowlton Warren D. Knowlton Director
Date: February 24, 2012	By	/s/ W. Walker Lewis W. Walker Lewis Director
Date: February 24, 2012	By	/s/ Siri S. Marshall Siri S. Marshall Director
Date: February 24, 2012	By	/s/ Jeffrey Noddle Jeffrey Noddle Director
Date: February 24, 2012	By	/s/ H. Jay Sarles H. Jay Sarles Director
Date: February 24, 2012	By	/s/ Robert F. Sharpe, Jr. Robert F. Sharpe, Jr. Director
Date: February 24, 2012	By	/s/ William H. Turner William H. Turner Director

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Shareholders of Ameriprise Financial, Inc.:

Our audit of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 24, 2012 appearing in this Annual Report to Shareholders of Ameriprise Financial, Inc. on Form 10-K also included an audit of the financial statement schedule listed in the index appearing under Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Minneapolis, Minnesota
February 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ameriprise Financial, Inc.

We have audited the consolidated balance sheet of Ameriprise Financial, Inc. (the Company) as of December 31, 2010, and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2010, and have issued our report thereon dated February 28, 2011, except for Note 24 (Discontinued Operations), as to which the date is February 24, 2012 (included elsewhere in this Registration Statement). Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2010 listed in Item 15(a) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statement schedule, certain 2010 and 2009 amounts have been retrospectively adjusted to reclassify the assets, liabilities and results of operations of a certain subsidiary as discontinued operations.

Minneapolis, Minnesota
February 28, 2011, except for Note 2 (Discontinued Operations), as to which the date is February 24, 2012

Schedule I — Condensed Financial Information of Registrant

(Parent Company Only)

Schedule I — Condensed Financial Information of Registrant
Condensed Statements of Operations

(Parent Company Only)

	Years Ended December 31,
	2011	2010	2009

	(in millions)
Revenues
Management and financial advice fees	$—	$129	$53
Distribution fees	9	11	—
Net investment income	18	17	22
Other revenues	30	29	68

Total revenues	57	186	143
Banking and deposit interest expense	—	1	1

Total net revenues	57	185	142

Expenses
Distribution expenses	$5	$(9)	$—
Interest and debt expense	95	107	127
General and administrative expense	223	288	271

Total expenses	323	386	398

Pretax loss before equity in earnings of subsidiaries	(266)	(201)	(256)
Income tax benefit	(102)	(120)	(114)

Loss before equity in earnings of subsidiaries	(164)	(81)	(142)
Equity in earnings of subsidiaries excluding discontinued operations	1,300	1,202	863

Net income from continuing operations	1,136	1,121	721
Income (loss) from discontinued operations, net of tax	(60)	(24)	1

Net income	$1,076	$1,097	$722

See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant
Condensed Balance Sheets

(Parent Company Only)

	December 31,
	2011	2010

	(in millions, except share data)
Assets
Cash and cash equivalents	$712	$1,316
Investments	846	49
Loans to subsidiaries	624	564
Due from subsidiaries	122	109
Receivables	46	50
Land, buildings, equipment, and software, net of accumulated depreciation of $707 and $676, respectively	263	272
Investments in subsidiaries from continuing operations	9,332	9,819
Investments in subsidiaries held for sale	—	94
Other assets	1,357	1,159

Total assets	$13,302	$13,432

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued expenses	$167	$178
Due to subsidiaries	261	354
Debt	2,393	2,311
Other liabilities	654	422

Total liabilities	3,475	3,265

Shareholders' Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 303,757,574 and 301,366,044, respectively)	3	3
Additional paid-in capital	6,237	6,029
Retained earnings	6,983	6,190
Treasury shares, at cost (81,814,591 and 54,668,152 shares, respectively)	(4,034)	(2,620)
Accumulated other comprehensive income, net of tax, including amounts applicable to equity investments in subsidiaries	638	565

Total shareholders' equity	9,827	10,167

Total liabilities and shareholders' equity	$13,302	$13,432

See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant
Condensed Statements of Cash Flows

(Parent Company Only)

	Years Ended December 31,
	2011	2010	2009

	(in millions)
Cash Flows from Operating Activities
Net income	$1,076	$1,097	$722
Equity in earnings of subsidiaries excluding discontinued operations	(1,300)	(1,202)	(863)
Loss (income) from discontinued operations, net of tax	60	24	(1)
Dividends received from subsidiaries	1,210	796	204
Other operating activities, primarily with subsidiaries	(231)	921	(90)

Net cash provided by (used in) operating activities	815	1,636	(28)

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	—	31	29
Maturities, sinking fund payments and calls	239	151	86
Purchases	(22)	(151)	(139)
Purchase of other investments	—	(32)	—
Purchase of land, buildings, equipment and software	(56)	(32)	(29)
Contributions to subsidiaries	(128)	(73)	(233)
Return of capital from subsidiaries	22	116	60
Acquisitions	—	(866)	—
Proceeds from sale of business	150	—	—
Repayment of loans from subsidiaries	1,252	1,282	1,400
Issuance of loans to subsidiaries	(1,312)	(1,463)	(1,599)
Other, net	2	34	8

Net cash provided by (used in) investing activities	147	(1,003)	(417)

Cash Flows from Financing Activities
Repayments of debt	$(14)	$(354)	$(550)
Dividends paid to shareholders	(212)	(183)	(164)
Repurchase of common shares	(1,495)	(582)	(11)
Proceeds from issuance of common stock	—	—	869
Issuances of debt, net of issuance costs	—	744	491
Exercise of stock options	66	113	6
Excess tax benefits from share-based compensation	90	9	12
Other, net	(1)	(2)	(4)

Net cash provided by (used in) financing activities	(1,566)	(255)	649

Net increase (decrease) in cash and cash equivalents	(604)	378	204
Cash and cash equivalents at beginning of year	1,316	938	734

Cash and cash equivalents at end of year	$712	$1,316	$938

Supplemental Disclosures:
Interest paid on debt	$139	$140	$122
Income taxes paid, net	334	2	4
Non-cash capital transactions to (from) subsidiaries	(850)	14	331
Non-cash financing activity:
Dividends declared but not paid	62	—	—

See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant
Notes to Condensed Financial Information of Registrant

(Parent Company Only)

1. Basis of Presentation

The accompanying Condensed Financial Statements include the accounts of Ameriprise Financial, Inc. (the "Registrant," "Ameriprise Financial" or "Parent Company") and, on an equity basis, its subsidiaries and affiliates. The appropriated retained earnings of consolidated investment entities are not included on the Parent Company Only Condensed Financial Statements. The financial statements have been prepared in accordance with U.S. GAAP. Certain prior year amounts have been reclassified to conform to the current year's presentation. The financial information of the Parent Company should be read in conjunction with the Consolidated Financial Statements and Notes of Ameriprise Financial. Parent Company revenues and expenses, other than compensation and benefits and debt and interest expense, are primarily related to intercompany transactions with subsidiaries and affiliates.

The change in the fair value of certain derivative instruments is reflected on the Parent Company Only Condensed Statements of Operations. For certain of these derivatives, the change in the hedged item is reflected on the subsidiaries' Statements of Operations. The change in fair value of derivatives used to hedge certain asset-based distribution fees is included in distribution fees, while the underlying distribution fee revenue is reflected in equity in earnings of subsidiaries. The change in fair value of derivatives used to economically hedge exposure to equity price risk of Ameriprise Financial, Inc. common stock granted as part of the Ameriprise Financial Franchise Advisor Deferred Compensation Plan is included in distribution expenses, while the underlying distribution expenses are reflected in equity in earnings of subsidiaries.

2. Discontinued Operations

In the fourth quarter of 2011, Ameriprise Financial sold Securities America for $150 million. The results of Securities America have been presented as equity in income (loss) of discontinued operations for all periods presented and the related investment in subsidiary has been classified as held for sale as of December 31, 2010.

3. Debt

All of the debt of Ameriprise Financial is borrowings of the Parent Company, except as indicated below.

•
At December 31, 2010, the debt of Ameriprise Financial included $6 million of municipal bond inverse floater certificates that are non-recourse debt obligations supported by a $10 million portfolio of municipal bonds. The certificates were extinguished in 2011, funded through the call of the portfolio of municipal bonds.

•
At December 31, 2011 and 2010, the debt of Ameriprise Financial included $504 million and $397 million of repurchase agreements, respectively, which are accounted for as secured borrowings.

4. Guarantees, Commitments and Contingencies

The Parent Company is the guarantor for operating leases of IDS Property Casualty Insurance Company and certain other subsidiaries.

All consolidated legal, regulatory and arbitration proceedings, including class actions of Ameriprise Financial, Inc. and its consolidated subsidiaries are potential or current obligations of the Parent Company.

The Parent Company and Ameriprise Certificate Company ("ACC") entered into a Capital Support Agreement on March 2, 2009, pursuant to which the Parent Company agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements, up to a maximum commitment of $115 million. For the years ended December 31, 2011, 2010 and 2009, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.

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
10.3*	Ameriprise Financial Deferred Compensation Plan, as amended and restated effective January 1, 2012.
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
10.11
Ameriprise Financial Performance Cash Unit Plan Supplement to the Long Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, File No. 1-32525, filed on May 2, 2011).
10.12
Ameriprise Financial Form of Award Certificate — Performance Cash Unit Plan Award (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, File No. 1-32525, filed on May 2, 2011).
10.13
Ameriprise Financial Performance Share Unit Plan Supplement to the Long-Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, File No. 1-32525, filed on May 2, 2011).

E-1

Exhibit	Description

10.14	Ameriprise Financial Form of Award Certificate — Performance Share Unit Plan Award (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, File No. 1-32525, filed on May 2, 2011).
10.15*	Ameriprise Financial Deferred Share Plan for Outside Directors, as amended and restated effective January 1, 2012.
10.16	CEO Security and Compensation Arrangements (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on October 31, 2005).
10.17*	Ameriprise Financial Senior Executive Severance Plan, as amended and restated effective January 1, 2012.
10.18	Restricted Stock Awards in lieu of Key Executive Life Insurance Program (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on November 18, 2005).
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
10.23
Credit Agreement, dated as of November 22, 2011, among Ameriprise Financial, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Credit Suisse AG, Cayman Islands Branch, HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A., as Co-Documentation Agents. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on November 23, 2011).
10.24
Capital Support Agreement by and between Ameriprise Financial, Inc. and Ameriprise Certificate Company, dated as of March 2, 2009 (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K, File No. 1-32525, filed on March 2, 2009).
12*	Ratio of Earnings to Fixed Charges.
13*
Portions of the Ameriprise Financial, Inc. 2011 Annual Report to Shareholders, which, except for those sections incorporated herein by reference, are furnished solely for the information of the SEC and are not to be deemed "filed."
21*	Subsidiaries of Ameriprise Financial, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Powers of attorney (included on Signature Page).
31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from Ameriprise Financial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (ii) Consolidated Balance Sheets at December 31, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements.

         E-2