Form 10-Q
period 2012-03-31
AMERIPRISE FINANCIAL INC
filed 2012-05-10
CIK 820027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2012
Common Stock (par value $.01 per share)	218,622,891 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues
Management and financial advice fees	$1,132	$1,137
Distribution fees	402	397
Net investment income	531	515
Premiums	301	292
Other revenues	206	204
Total revenues	2,572	2,545
Banking and deposit interest expense	11	13
Total net revenues	2,561	2,532

Expenses
Distribution expenses	666	634
Interest credited to fixed accounts	206	208
Benefits, claims, losses and settlement expenses	492	383
Amortization of deferred acquisition costs	31	75
Interest and debt expense	69	75
General and administrative expense	775	771
Total expenses	2,239	2,146
Income from continuing operations before income tax provision	322	386
Income tax provision	73	92
Income from continuing operations	249	294
Loss from discontinued operations, net of tax	(1)	(71)
Net income	248	223
Less: Net income (loss) attributable to noncontrolling interests	4	(18)
Net income attributable to Ameriprise Financial	$244	$241

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$1.08	$1.24
Loss from discontinued operations	(0.01)	(0.28)
Net income	$1.07	$0.96
Diluted
Income from continuing operations	$1.06	$1.21
Loss from discontinued operations	(0.01)	(0.27)
Net income	$1.05	$0.94

Cash dividends declared per common share	$—	$0.18

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(5)	$—
Portion of loss recognized in other comprehensive income (before taxes)	(1)	(2)
Net impairment losses recognized in net investment income	$(6)	$(2)

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2012	2011

Net income	$248	$223
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	31	28
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	81	(62)
Reclassification of net securities losses included in net income	1	1
Impact on deferred acquisition costs, deferred sales inducement costs, benefit reserves and reinsurance recoverables	(3)	25
Total net unrealized gains (losses) on securities	79	(36)
Net unrealized gains (losses) on derivatives:
Net unrealized derivative gains arising during the period	10	1
Reclassification of net derivative gains included in net income	(1)	(4)
Total net unrealized gains (losses) on derivatives	9	(3)
Total other comprehensive income (loss), net of tax	119	(11)
Total comprehensive income	367	212
Less: Comprehensive income (loss) attributable to noncontrolling interests	23	(4)
Comprehensive income attributable to Ameriprise Financial	$344	$216

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$2,312	$2,781
Cash of consolidated investment entities	562	470
Investments	39,104	38,775
Investments of consolidated investment entities, at fair value	4,815	4,789
Separate account assets	71,635	66,780
Receivables	5,473	5,559
Receivables of consolidated investment entities (includes $28 and $39, respectively, at fair value)	43	59
Deferred acquisition costs	2,472	2,440
Restricted and segregated cash and investments	1,875	1,793
Other assets	7,429	7,751
Other assets of consolidated investment entities, at fair value	1,037	1,110
Total assets	$136,757	$132,307

Liabilities and Equity
Liabilities:
Future policy benefits and claims	$30,994	$31,710
Separate account liabilities	71,635	66,780
Customer deposits	9,961	9,850
Short-term borrowings	504	504
Long-term debt	2,381	2,393
Debt of consolidated investment entities (includes $4,769 and $4,712, respectively, at fair value)	5,231	5,178
Accounts payable and accrued expenses	887	1,048
Accounts payable and accrued expenses of consolidated investment entities	20	17
Other liabilities	5,272	5,033
Other liabilities of consolidated investment entities (includes $90 and $85, respectively, at fair value)	123	100
Total liabilities	127,008	122,613

Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 305,346,496 and 303,757,574, respectively)	3	3
Additional paid-in capital	6,237	6,237
Retained earnings	5,845	5,603
Appropriated retained earnings of consolidated investment entities	440	428
Treasury shares, at cost (85,739,512 and 81,814,591 shares, respectively)	(4,261)	(4,034)
Accumulated other comprehensive income, net of tax	851	751
Total Ameriprise Financial, Inc. shareholders’ equity	9,115	8,988
Noncontrolling interests	634	706
Total equity	9,749	9,694
Total liabilities and equity	$136,757	$132,307

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in millions, except share data)

	Ameriprise Financial, Inc.
					Appropriated			Total
					Retained			Ameriprise
					Earnings of		Accumulated	Financial,
	Number of		Additional		Consolidated		Other	Inc.	Non-
	Outstanding	Common	Paid-In	Retained	Investment	Treasury	Comprehensive	Shareholders’	controlling
	Shares	Shares	Capital	Earnings	Entities	Shares	Income	Equity	Interests	Total
Balances at January 1, 2011, previously reported	246,697,892	$3	$6,029	$6,190	$558	$(2,620)	$565	$10,725	$560	$11,285
Cumulative effect of change in accounting policies, net of tax	—	—	—	(1,420)	—	—	85	(1,335)	—	(1,335)
Balances at January 1, 2011, as adjusted	246,697,892	3	6,029	4,770	558	(2,620)	650	9,390	560	9,950
Comprehensive income:
Net income (loss)	—	—	—	241	—	—	—	241	(18)	223
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(25)	(25)	14	(11)
Total comprehensive income (loss)								216	(4)	212
Net loss reclassified to appropriated retained earnings	—	—	—	—	(28)	—	—	(28)	28	—
Dividends to shareholders	—	—	—	(46)	—	—	—	(46)	—	(46)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	64	64
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(27)	(27)
Repurchase of common shares	(6,863,309)	—	—	—	—	(413)	—	(413)	—	(413)
Share-based compensation plans	3,073,897	—	14	—	—	81	—	95	17	112
Balances at March 31, 2011	242,908,480	$3	$6,043	$4,965	$530	$(2,952)	$625	$9,214	$638	$9,852

Balances at January 1, 2012	221,942,983	$3	$6,237	$5,603	$428	$(4,034)	$751	$8,988	$706	$9,694
Comprehensive income:
Net income	—	—	—	244	—	—	—	244	4	248
Other comprehensive income, net of tax	—	—	—	—	—	—	100	100	19	119
Total comprehensive income								344	23	367
Net income reclassified to appropriated retained earnings	—	—	—	—	12	—	—	12	(12)	—
Dividends to shareholders	—	—	—	(2)	—	—	—	(2)	—	(2)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	4	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(88)	(88)
Repurchase of common shares	(5,724,684)	—	—	—	—	(316)	—	(316)	—	(316)
Share-based compensation plans	3,388,685	—	—	—	—	89	—	89	1	90
Balances at March 31, 2012	219,606,984	$3	$6,237	$5,845	$440	$(4,261)	$851	$9,115	$634	$9,749

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$248	$223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	56	30
Deferred income tax benefit	(56)	(19)
Share-based compensation	32	42
Net realized investment gains	(3)	(1)
Other-than-temporary impairments and provision for loan losses	7	4
Net loss (income) attributable to noncontrolling interests	(4)	18
Changes in operating assets and liabilities before consolidated investment entities:
Restricted and segregated cash and investments	(85)	6
Deferred acquisition costs	(51)	(7)
Other investments, net	(6)	(3)
Future policy benefits and claims, net	294	57
Receivables	(7)	(65)
Brokerage deposits	23	12
Accounts payable and accrued expenses	(165)	(256)
Derivatives collateral, net	(526)	9
Other, net	404	365
Changes in operating assets and liabilities of consolidated investment entities, net	14	(400)
Net cash provided by operating activities	175	15

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	100	538
Maturities, sinking fund payments and calls	1,174	1,516
Purchases	(1,529)	(2,379)
Proceeds from sales, maturities and repayments of commercial mortgage loans	46	54
Funding of commercial mortgage loans	(72)	(26)
Proceeds from sales of other investments	53	50
Purchase of other investments	(76)	(80)
Purchase of investments by consolidated investment entities	(324)	(629)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	468	1,017
Purchase of land, buildings, equipment and software	(61)	(47)
Change in consumer banking loans and credit card receivables, net	(14)	(91)
Other, net	1	4
Net cash used in investing activities	(234)	(73)

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(in millions)

	Three Months Ended March 31,
	2012	2011
	(in millions)
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	$185	$294
Maturities, withdrawals and cash surrenders	(254)	(431)
Change in other banking deposits	149	244
Policyholder and contractholder account values:
Consideration received	392	291
Net transfers to separate accounts	(9)	(46)
Surrenders and other benefits	(335)	(371)
Deferred premium options, net	(76)	(58)
Repayments of debt	—	(6)
Dividends paid to shareholders	(62)	(46)
Change in short-term borrowings, net	—	100
Repurchase of common shares	(292)	(393)
Exercise of stock options	40	39
Excess tax benefits from share-based compensation	15	14
Borrowings by consolidated investment entities	4	15
Repayments of debt by consolidated investment entities	(90)	(32)
Noncontrolling interests investments in subsidiaries	4	64
Distributions to noncontrolling interests	(88)	(27)
Other, net	—	2
Net cash used in financing activities	(417)	(347)
Effect of exchange rate changes on cash	7	4
Net decrease in cash and cash equivalents	(469)	(401)
Cash and cash equivalents at beginning of period	2,781	2,861
Cash and cash equivalents at end of period	$2,312	$2,460
Supplemental Disclosures:
Interest paid before consolidated investment entities	$37	$41
Income taxes paid (received), net	(79)	10

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

The accompanying Consolidated Financial Statements include the accounts of Ameriprise Financial, Inc., companies in which it directly or indirectly has a controlling financial interest and variable interest entities (“VIEs”) in which it is the primary beneficiary (collectively, the “Company”). The income or loss generated by consolidated entities which will not be realized by the Company’s shareholders is attributed to noncontrolling interests in the Consolidated Statements of Operations. Noncontrolling interests are the ownership interests in subsidiaries not attributable, directly or indirectly, to Ameriprise Financial, Inc. and are classified as equity within the Consolidated Balance Sheets. The Company excluding noncontrolling interests is defined as “Ameriprise Financial.” All intercompany transactions and balances have been eliminated in consolidation. See Note 3 for additional information related to VIEs.

The results of Securities America Financial Corporation and its subsidiaries (collectively, “Securities America”) have been presented as discontinued operations for all periods presented. The Company completed the sale of Securities America in the fourth quarter of 2011. See Note 14 for additional information on discontinued operations.

The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature, except for the prior period adjustments for the retrospective adoption of the new accounting standard for deferred acquisition costs (“DAC”) as described below.

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications of prior period amounts have been made to conform to the current presentation. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the consolidated Financial Statements and Notes in the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2012.

The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

On January 1, 2012, the Company retrospectively adopted the new accounting standard for DAC for insurance and annuity products. See Note 2 and Note 6 for further information on the new accounting standard and the resulting changes in the Company’s accounting policies on the deferral of acquisition costs. The following tables present the effect of the change on affected financial statement line items for prior periods retrospectively adjusted. Per share amounts for the three months ended March 31, 2011 did not change as a result of the adoption.

	Three Months Ended March 31, 2011
	Previously
	Reported	Effect of Change	As Adjusted
	(in millions)
Revenues
Total net revenues	$2,532	$—	$2,532
Expenses
Distribution expenses	619	15	634
Interest credited to fixed accounts	207	1	208
Benefits, claims, losses and settlement expenses	382	1	383
Amortization of deferred acquisition costs	116	(41)	75
Interest and debt expense	75	—	75
General and administrative expense	746	25	771
Total expenses	2,145	1	2,146
Income from continuing operations before income tax provision	387	(1)	386
Income tax provision	93	(1)	92
Income from continuing operations	294	—	294
Loss from discontinued operations, net of tax	(71)	—	(71)
Net income	223	—	223
Less: Net loss attributable to noncontrolling interests	(18)	—	(18)
Net income attributable to Ameriprise Financial	$241	$—	$241

	December 31, 2011
	Previously
	Reported	Effect of Change	As Adjusted
	(in millions)
Assets
Deferred acquisition costs	$4,402	$(1,962)	$2,440
Other assets	7,468	283	7,751
Total assets	133,986	(1,679)	132,307
Liabilities and Equity
Liabilities:
Future policy benefits and claims	31,723	(13)	31,710
Other liabilities	5,432	(399)	5,033
Total liabilities	123,025	(412)	122,613
Equity:
Retained earnings	6,983	(1,380)	5,603
Accumulated other comprehensive income, net of tax	638	113	751
Total equity	10,961	(1,267)	9,694
Total liabilities and equity	$133,986	$(1,679)	$132,307

	December 31, 2010
	Previously
	Reported	Effect of Change	As Adjusted
	(in millions)
Retained earnings	$6,190	$(1,420)	$4,770
Accumulated other comprehensive income, net of tax	565	85	650
Total equity	$11,285	$(1,335)	$9,950

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

2.  Recent Accounting Pronouncements

Adoption of New Accounting Standards

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to the presentation of comprehensive income. The standard requires entities to present all nonowner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not affect how earnings per share is calculated or presented. The standard is effective for interim and annual periods beginning after December 15, 2011. The Company retrospectively adopted the standard in the first quarter of 2012. The adoption of the standard did not have any effect on the Company’s consolidated results of operations and financial condition.

Fair Value

In May 2011, the FASB updated the accounting standards related to fair value measurement and disclosure requirements. The standard requires entities, for assets and liabilities measured at fair value in the statement of financial position which are Level 3 fair value measurements, to disclose quantitative information about unobservable inputs and assumptions used in the measurements, a description of the valuation processes in place, and a qualitative discussion about the sensitivity of the measurements to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. In addition, the standard requires disclosure of fair value by level within the fair value hierarchy for each class of assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The standard is effective for interim and annual periods beginning on or after December 15, 2011. The Company adopted the standard in the first quarter of 2012. The adoption of the standard did not have any effect on the Company’s consolidated results of operations and financial condition. See Note 3 and Note 10 for the required disclosures.

Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB updated the accounting standards related to accounting for repurchase agreements and other similar agreements. The standard modifies the criteria for determining when these transactions would be accounted for as secured borrowings as opposed to sales. The standard is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. The Company adopted the standard in the first quarter of 2012. The adoption of the standard did not have any effect on the Company’s consolidated results of operations and financial condition.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB updated the accounting standard for DAC. Under this new standard, only the following costs incurred in the acquisition of new and renewal insurance contracts are capitalizable as DAC: (i) incremental direct costs of a successful contract acquisition, (ii) portions of employees’ compensation and benefits directly related to time spent performing acquisition activities (that is, underwriting, policy issuance and processing, medical and inspection, and contract selling) for a contract that has been acquired, (iii) other costs related to acquisition activities that would not have been incurred had the acquisition of the contract not occurred, and (iv) advertising costs that meet the capitalization criteria in other GAAP guidance for certain direct-response marketing. All other acquisition related costs are expensed as incurred. The Company retrospectively adopted the new standard on January 1, 2012. The cumulative effect of the adoption reduced retained earnings by $1.4 billion after-tax and increased accumulated other comprehensive income by $113 million after-tax, totaling to a $1.3 billion after-tax reduction in total equity at January 1, 2012. See Note 1 and Note 6 for additional information on the adoption of this standard.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3.  Consolidated Investment Entities

The Company provides asset management services to various collateralized debt obligations (“CDOs”) and other investment products (collectively, “investment entities”), which are sponsored by the Company for the investment of client assets in the normal course of business. Certain of these investment entities are considered to be VIEs while others are considered to be voting rights entities (“VREs”). The Company consolidates certain of these investment entities.

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

Fair Value of Assets and Liabilities

The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$295	$4	$299
Common stocks	106	34	8	148
Other structured investments	—	57	—	57
Syndicated loans	—	4,116	195	4,311
Total investments	106	4,502	207	4,815
Receivables	—	28	—	28
Other assets	—	2	1,035	1,037
Total assets at fair value	$106	$4,532	$1,242	$5,880
Liabilities
Debt	$—	$—	$4,769	$4,769
Other liabilities	—	90	—	90
Total liabilities at fair value	$—	$90	$4,769	$4,859

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$314	$4	$318
Common stocks	75	25	13	113
Other structured investments	—	54	—	54
Syndicated loans	—	3,962	342	4,304
Total investments	75	4,355	359	4,789
Receivables	—	39	—	39
Other assets	—	2	1,108	1,110
Total assets at fair value	$75	$4,396	$1,467	$5,938
Liabilities
Debt	$—	$—	$4,712	$4,712
Other liabilities	—	85	—	85
Total liabilities at fair value	$—	$85	$4,712	$4,797

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Corporate
	Debt	Common		Syndicated	Other
	Securities	Stocks		Loans	Assets		Debt
	(in millions)
Balance, January 1, 2012	$4	$13		$342	$1,108		$(4,712)
Total gains (losses) included in:
Net income	—	(1	)(1)	3 (1)	(27	)(2)	(125	)(1)
Other comprehensive income	—	—		—	32		—
Purchases	—	6		7	12		—
Sales	—	(2)		(5)	(90)		—
Settlements	—	—		(30)	—		68
Transfers into Level 3	—	1		86	—		—
Transfers out of Level 3	—	(9)		(208)	—		—
Balance, March 31, 2012	$4	$8		$195	$1,035		$(4,769)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at March 31, 2012	$—	$—		$2 (1)	$(34	)(2)	$(125	)(1)

(1)    Included in net investment income in the Consolidated Statements of Operations.

(2)    Included in other revenues in the Consolidated Statements of Operations.

	Corporate			Other
	Debt	Common		Structured	Syndicated	Other
	Securities	Stocks		Investments	Loans	Assets		Debt
	(in millions)
Balance, January 1, 2011	$6	$11		$22	$—	$887		$(5,171)
Total gains (losses) included in:
Net income	—	5	(1)	—	4 (1)	4	(2)	(184	)(1)
Other comprehensive income	—	—		—	—	24		—
Purchases	—	—		—	26	12		—
Sales	(1)	—		—	(2)	(15)		—
Issuances	—	—		—	—	—		(10)
Settlements	—	—		—	(3)	1		32
Transfers into Level 3	1	11		—	192	7		—
Transfers out of Level 3	—	(1)		(22)	(1)	—		—
Balance, March 31, 2011	$6	$26		$—	$216	$920		$(5,333)
Changes in unrealized gains (losses) included in income relating to assets held at March 31, 2011	$—	$5	(1)	$—	$4 (1)	$13	(3)	$(184	)(1)

(1)    Included in net investment income in the Consolidated Statements of Operations.

(2)    Represents a $3 million gain included in other revenues and a $1 million gain included in net investment income in the Consolidated Statements of Operations.

(3)    Represents a $12 million gain included in other revenues and a $1 million gain included in net investment income in the Consolidated Statements of Operations.

Securities and loans transferred from Level 2 to Level 3 represent securities with fair values that are now based on a single non-binding broker quote. Securities and loans transferred from Level 3 to Level 2 represent securities with fair values that are now obtained from a third party pricing service with observable inputs. For assets and liabilities held by consolidated investment entities at the end of the reporting period that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table provides a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities held by consolidated investment entities at March 31, 2012:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(in millions)

Other assets	$1,035	Discounted cash flow/market comparables	Equivalent yield	3.1% - 10.7% (6.6%)
			Expected rental value (per square foot)	$2 - $1,281 $(34)

Debt	$4,769	Discounted cash flow	Annual default rate	2.5% - 4.5% (2.8%)
			Discount rate	2.3% - 45% (3.8%)
			Constant prepayment rate	5% - 10% (9.6%)
			Loss recovery	36.4% - 63.6% (61.9%)

Level 3 measurements not included in the table above are obtained from non-binding broker quotes where unobservable inputs are not reasonably available to the Company.

Sensitivity of Fair Value Measurements to Changes in Unobservable Inputs

Generally, a significant increase (decrease) in the expected rental value used in the fair value measurement of properties held by consolidated investment entities in isolation would result in a significantly higher (lower) fair value measurement and a significant increase (decrease) in the equivalent yield in isolation would result in a significantly lower (higher) fair value measurement.

Generally, a significant increase (decrease) in the annual default rate and discount rate used in the fair value measurement of the CDO’s debt in isolation could result in a significantly lower (higher) fair value measurement and a significant increase (decrease) in loss recovery in isolation could result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the constant prepayment rate in isolation could result in a significantly higher (lower) fair value measurement.

Determination of Fair Value

Assets

Investments

The fair value of syndicated loans obtained from third party pricing services with multiple non-binding broker quotes as the underlying valuation source is classified as Level 2. The fair value of syndicated loans obtained from third party pricing services with a single non-binding broker quote as the underlying valuation source is classified as Level 3. The underlying inputs used in non-binding broker quotes are not readily available to the Company.

In consideration of the above, management is responsible for the fair values recorded on the financial statements. Prices received from third party pricing services are subjected to exception reporting that identifies loans with significant daily price movements as well as no movements. The Company reviews the exception reporting and resolves the exceptions through reaffirmation of the price or recording an appropriate fair value estimate. The Company also performs subsequent transaction testing. The Company performs annual due diligence of the third party pricing services. The Company’s due diligence procedures include assessing the vendor’s valuation qualifications, control environment, analysis of asset-class specific valuation methodologies, and understanding of sources of market observable assumptions and unobservable assumptions, if any, employed in the valuation methodology. The Company also considers the results of its exception reporting controls and any resulting price challenges that arise.

See Note 10 for a description of the Company’s determination of the fair value of corporate debt securities, common stocks and other structured investments.

Receivables

For receivables of the consolidated CDOs, the carrying value approximates fair value as the nature of these assets has historically been short term and the receivables have been collectible. The fair value of these receivables is classified as Level 2.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Other Assets

Other assets consist primarily of properties held in consolidated pooled investment vehicles managed by Threadneedle. The fair value of these properties is calculated by a third party appraisal service by discounting future cash flows generated by the expected market rental value for the property using the equivalent yield of a similar investment property. Inputs used in determining the equivalent yield and expected rental value of the property may include: rental cash flows, current occupancy, historical vacancy rates, tenant history and assumptions regarding how quickly the property can be occupied and at what rental rates. Management reviews the valuation report and assumptions used to ensure that the valuation was performed in accordance with applicable independence, appraisal and valuation standards. Given the significance of the unobservable inputs to these measurements, these assets are classified as Level 3.

For other assets of the consolidated CDOs, the carrying value approximates fair value as the nature of these assets has historically been short term. The fair value of these assets is classified as Level 2.

Liabilities

Debt

The fair value of the CDO’s debt is determined using a discounted cash flow model. Inputs used to determine the expected cash flows include assumptions about default, discount, prepayment and recovery rates of the CDO’s underlying assets. Given the significance of the unobservable inputs to this fair value measurement, the CDO debt is classified as Level 3.

Other Liabilities

Other liabilities consist primarily of securities purchased but not yet settled held by consolidated CDOs. The carrying value approximates fair value as the nature of these liabilities has historically been short term. The fair value of these liabilities is classified as Level 2.

The Company has elected the fair value option for the financial assets and liabilities of the consolidated CDOs. Management believes that the use of the fair value option better matches the changes in fair value of assets and liabilities related to the CDOs.

The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	March 31, 2012	December 31, 2011
	(in millions)
Syndicated loans
Unpaid principal balance	$4,473	$4,548
Excess unpaid principal over fair value	(162)	(244)
Fair value	$4,311	$4,304

Fair value of loans more than 90 days past due	$20	$18
Fair value of loans in nonaccrual status	20	18
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	15	16

Debt
Unpaid principal balance	$5,267	$5,335
Excess unpaid principal over fair value	(498)	(623)
Fair value	$4,769	$4,712

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $9 million and $(33) million for the three months ended March 31, 2012 and 2011, respectively. The majority of the syndicated loans and debt have floating rates; as such, changes in their fair values are primarily attributable to changes in credit spreads.

Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(in millions)
Debt of consolidated CDOs due 2012-2021	$4,769	$4,712	1.1%	0.9%
Floating rate revolving credit borrowings due 2014	367	378	3.1	3.2
Floating rate revolving credit borrowings due 2015	95	88	2.9	3.0
Total	$5,231	$5,178

The debt of the consolidated CDOs has both fixed and floating interest rates, which range from 0% to 13.2%. The interest rates on the debt of consolidated investment entities are weighted average rates based on the outstanding principal and contractual interest rates. The carrying value of the debt of the consolidated CDOs represents the fair value of the aggregate debt. The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt of certain consolidated pooled investment vehicles managed by Threadneedle. The fair value of this debt was $462 million and $466 million as of March 31, 2012 and December 31, 2011, respectively. The consolidated pooled investment vehicles have entered into interest rate swaps and collars to manage the interest rate exposure on the floating rate revolving credit borrowings. The fair value of these derivative instruments was a liability of $19 million and $20 million as of March 31, 2012 and December 31, 2011, respectively. The overall effective interest rate reflecting the impact of the derivative contracts was 5.0% as of both March 31, 2012 and December 31, 2011.

4.  Investments

The following is a summary of Ameriprise Financial investments:

	March 31, 2012	December 31, 2011
	(in millions)
Available-for-Sale securities, at fair value	$34,805	$34,505
Commercial mortgage loans, net	2,615	2,589
Policy loans	741	742
Other investments	943	939
Total	$39,104	$38,775

The following is a summary of net investment income:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Investment income on fixed maturities	$447	$470
Net realized gains (losses)	(2)	1
Affordable housing partnerships	(8)	(7)
Other	33	24
Consolidated investment entities	61	27
Total net investment income	$531	$515

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities distributed by type were as follows:

	March 31, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$16,687	$1,737	$(31)	$18,393	$—
Residential mortgage backed securities	7,356	281	(279)	7,358	(127)
Commercial mortgage backed securities	4,284	301	(1)	4,584	—
Asset backed securities	2,032	63	(39)	2,056	(14)
State and municipal obligations	1,994	170	(51)	2,113	—
U.S. government and agencies obligations	59	9	—	68	—
Foreign government bonds and obligations	183	22	—	205	—
Common stocks	6	5	—	11	—
Other debt obligations	17	—	—	17	—
Total	$32,618	$2,588	$(401)	$34,805	$(141)

	December 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$16,380	$1,741	$(81)	$18,040	$—
Residential mortgage backed securities	7,440	287	(331)	7,396	(139)
Commercial mortgage backed securities	4,430	291	(2)	4,719	—
Asset backed securities	1,968	61	(44)	1,985	(15)
State and municipal obligations	2,026	162	(58)	2,130	—
U.S. government and agencies obligations	61	10	—	71	—
Foreign government bonds and obligations	126	19	(1)	144	—
Common stocks	5	4	—	9	—
Other debt obligations	11	—	—	11	—
Total	$32,447	$2,575	$(517)	$34,505	$(154)

(1)    Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

At both March 31, 2012 and December 31, 2011, fixed maturity securities comprised approximately 89% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At March 31, 2012 and December 31, 2011, the Company’s internal analysts rated $1.3 billion and $1.2 billion, respectively, of securities, using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	March 31, 2012			December 31, 2011
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$11,240	$11,836	34%	$11,510	$12,105	35%
AA	1,956	2,110	6	1,942	2,087	6
A	5,289	5,766	17	5,012	5,442	16
BBB	12,035	13,268	38	11,818	13,050	38
Below investment grade	2,092	1,814	5	2,160	1,812	5
Total fixed maturities	$32,612	$34,794	100%	$32,442	$34,496	100%

At March 31, 2012 and December 31, 2011, approximately 37% and 36%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2012
	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in millions, except number of securities)
Corporate debt securities	75	$869	$(18)	9	$276	$(13)	84	$1,145	$(31)
Residential mortgage backed securities	79	1,144	(22)	151	796	(257)	230	1,940	(279)
Commercial mortgage backed securities	13	127	(1)	2	20	—	15	147	(1)
Asset backed securities	33	376	(7)	34	158	(32)	67	534	(39)
State and municipal obligations	20	44	(1)	26	175	(50)	46	219	(51)
Total	220	$2,560	$(49)	222	$1,425	$(352)	442	$3,985	$(401)

	December 31, 2011
	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in millions, except number of securities)
Corporate debt securities	124	$1,647	$(40)	10	$259	$(41)	134	$1,906	$(81)
Residential mortgage backed securities	105	1,269	(33)	141	717	(298)	246	1,986	(331)
Commercial mortgage backed securities	14	182	(2)	5	29	—	19	211	(2)
Asset backed securities	49	543	(11)	33	155	(33)	82	698	(44)
State and municipal obligations	—	—	—	53	229	(58)	53	229	(58)
Foreign government bonds and obligations	6	28	(1)	—	—	—	6	28	(1)
Total	298	$3,669	$(87)	242	$1,389	$(430)	540	$5,058	$(517)

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

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Beginning balance	$303	$297
Credit losses for which an other-than-temporary impairment was previously recognized	5	2
Reductions for securities sold during the period (realized)	(2)	(16)
Ending balance	$306	$283

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income:

	Net		Accumulated Other
	Unrealized		Comprehensive Income
	Securities	Deferred	Related to Net Unrealized
	Gains (Losses)	Income Tax	Securities Gains (Losses)
	(in millions)
Balance at January 1, 2011	$946	$(331)	$615
Cumulative effect of accounting change	131	(46)	85	(1)
Net unrealized securities losses arising during the period (2)	(96)	34	(62)
Reclassification of net securities losses included in net income	1	—	1
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	39	(14)	25
Balance at March 31, 2011	$1,021	$(357)	$664	(3)

Balance at January 1, 2012	$1,358	$(475)	$883	(1)
Net unrealized securities gains arising during the period (2)	127	(46)	81
Reclassification of net securities losses included in net income	2	(1)	1
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(5)	2	(3)
Balance at March 31, 2012	$1,482	$(520)	$962	(3)

(1)    The Company retrospectively adopted a new accounting standard on January 1, 2012 for DAC. See Note 1 and 2 for additional information on the adoption impact.

(2)    Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

(3)    Includes $(67) million and $(50) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at March 31, 2012 and 2011, respectively.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Gross realized gains	$5	$18
Gross realized losses	(1)	(17)
Other-than-temporary impairments	(6)	(2)
Total	$(2)	$(1)

Other-than-temporary impairments for the three months ended March 31, 2012 and 2011 primarily related to credit losses on non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity at March 31, 2012 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,252	$1,280
Due after one year through five years	6,228	6,524
Due after five years through 10 years	6,672	7,459
Due after 10 years	4,788	5,533
	18,940	20,796
Residential mortgage backed securities	7,356	7,358
Commercial mortgage backed securities	4,284	4,584
Asset backed securities	2,032	2,056
Common stocks	6	11
Total	$32,618	$34,805

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

Allowance for Loan Losses

The following tables present a rollforward of the allowance for loan losses for the three months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	March 31, 2012
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Beginning balance	$35	$9	$16	$60
Charge-offs	—	(2)	(2)	(4)
Provisions	—	—	2	2
Ending balance	$35	$7	$16	$58

Individually evaluated for impairment	$10	$1	$2	$13
Collectively evaluated for impairment	25	6	14	45

	March 31, 2011
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Beginning balance	$38	$10	$16	$64
Charge-offs	(2)	—	(3)	(5)
Provisions	—	(1)	3	2
Ending balance	$36	$9	$16	$61

Individually evaluated for impairment	$9	$1	$2	$12
Collectively evaluated for impairment	27	8	14	49

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	March 31, 2012
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Individually evaluated for impairment	$65	$3	$11	$79
Collectively evaluated for impairment	2,585	352	1,368	4,305
Total	$2,650	$355	$1,379	$4,384

	December 31, 2011
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Individually evaluated for impairment	$68	$5	$11	$84
Collectively evaluated for impairment	2,556	359	1,369	4,284
Total	$2,624	$364	$1,380	$4,368

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of March 31, 2012 and December 31, 2011, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $19 million and $13 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.

Purchases and sales of loans were as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Purchases
Consumer bank loans	$51	$113
Syndicated loans	29	63
Total loans purchased	$80	$176

Sales
Consumer bank loans	$63	$95
Syndicated loans	—	1
Total loans sold	$63	$96

The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $20 million as of March 31, 2012 and December 31, 2011. All other loans were considered to be performing.

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 2% and 3% of total commercial mortgage loans at March 31, 2012 and December 31, 2011, respectively. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(in millions)
East North Central	$259	$252	10%	10%
East South Central	65	65	2	2
Middle Atlantic	217	223	8	9
Mountain	290	284	11	11
New England	145	141	6	5
Pacific	583	584	22	22
South Atlantic	665	648	25	25
West North Central	241	244	9	9
West South Central	185	183	7	7
	2,650	2,624	100%	100%
Less: allowance for loan losses	35	35
Total	$2,615	$2,589

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(in millions)
Apartments	$405	$392	15%	15%
Hotel	51	51	2	2
Industrial	488	480	18	18
Mixed use	43	42	2	2
Office	688	694	26	26
Retail	841	845	32	32
Other	134	120	5	5
	2,650	2,624	100%	100%
Less: allowance for loan losses	35	35
Total	$2,615	$2,589

Syndicated Loans

The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at March 31, 2012 and December 31, 2011 were $2 million and $3 million, respectively.

Consumer Bank Loans

The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration in determining the allowance for loan losses for residential mortgage loans, credit cards and other consumer bank loans. At a minimum, management updates FICO scores and LTV ratios semiannually.

As of March 31, 2012 and December 31, 2011, approximately 5% and 7%, respectively, of residential mortgage loans and credit cards and other consumer bank loans had FICO scores below 640. At both March 31, 2012 and December 31, 2011, approximately 2% of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for consumer bank loans is in California representing 38% of the portfolio as of both March 31, 2012 and December 31, 2011. No other state represents more than 10% of the total consumer bank loan portfolio.

Troubled Debt Restructurings

The following table presents the number of loans restructured by the Company during the three months ended March 31and the recorded investment in restructured loans as of March 31:

	2012		2011
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
	(in millions, except number of loans)
Commercial mortgage loans	—	$—	1	$6
Syndicated loans	2	2	2	—
Consumer bank loans	26	—	32	—
Total	28	$2	35	$6

The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months ended March 31, 2012 and 2011. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

6.  Deferred Acquisition Costs and Deferred Sales Inducement Costs

As described in Note 1 and Note 2, the Company retrospectively adopted a new accounting standard for DAC in the first quarter of 2012. The impact of adoption resulted in a reduction in the DAC balance of $2.0 billion and $2.1 billion at January 1, 2012 and 2011, respectively, and a reduction in DAC capitalization of $40 million and DAC amortization of $41 million for the three months ended March 31, 2011.

The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses. The portion of these costs which are incremental and direct to the acquisition of a new insurance or annuity contact are deferred.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Significant costs capitalized by the Company include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales. Sales based compensation paid to affiliated advisors and employees and third-party distributers is capitalized. Employee compensation and benefits costs which are capitalized under the new accounting standard relate primarily to sales efforts, underwriting, and processing. All other costs which are not incremental direct costs of acquiring an insurance or annuity contract are expensed as incurred.

The balances of and changes in DAC (subsequent to the adjustment for the new accounting standard) were as follows:

	2012	2011
	(in millions)
Balance at January 1	$2,440	$2,556
Capitalization of acquisition costs	82	82
Amortization	(31)	(75)
Impact of change in net unrealized securities (gains) losses	(19)	8
Balance at March 31	$2,472	$2,571

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2012	2011
	(in millions)
Balance at January 1	$464	$545
Capitalization of sales inducement costs	2	3
Amortization	(2)	(13)
Impact of change in net unrealized securities (gains) losses	(4)	1
Balance at March 31	$460	$536

7.  Future Policy Benefits and Claims and Separate Account Liabilities

As described in Note 1 and Note 2, the Company retrospectively adopted a new accounting standard on DAC in the first quarter of 2012.

Future policy benefits and claims (subsequent to the adjustment for the new accounting standard) consisted of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Fixed annuities	$16,345	$16,401
Equity indexed annuity (“EIA”) accumulated host values	48	58
EIA embedded derivatives	2	2
Variable annuity fixed sub-accounts	4,856	4,852
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	753	1,377
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	118	237
Other variable annuity guarantees	10	14
Total annuities	22,132	22,941
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,684	2,662
Indexed universal life (“IUL”) accumulated host values	12	4
IUL embedded derivatives	9	3
VUL/UL insurance additional liabilities	234	220
Other life, disability income and long term care insurance	5,376	5,339
Auto, home and other insurance	412	420
Policy claims and other policyholders’ funds	135	121
Total	$30,994	$31,710

Separate account liabilities consisted of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Variable annuity variable sub-accounts	$62,175	$57,556
VUL insurance variable sub-accounts	6,069	5,575
Other insurance variable sub-accounts	44	43
Threadneedle investment liabilities	3,347	3,606
Total	$71,635	$66,780

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

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	March 31, 2012				December 31, 2011
Variable Annuity Guarantees by Benefit Type(1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$43,586	$41,831	$86	63	$40,011	$38,275	$382	63
Five/six-year reset	12,046	9,541	161	63	11,631	9,118	350	63
One-year ratchet	7,628	7,179	148	64	7,233	6,777	479	64
Five-year ratchet	1,581	1,529	5	61	1,472	1,418	25	61
Other	833	807	58	68	759	732	93	68
Total — GMDB	$65,674	$60,887	$458	63	$61,106	$56,320	$1,329	63

GGU death benefit	$977	$925	$87	63	$920	$868	$78	63

GMIB	$479	$450	$71	65	$463	$433	$106	65

GMWB:
GMWB	$4,097	$4,078	$45	65	$3,887	$3,868	$236	65
GMWB for life	26,344	26,200	143	64	23,756	23,625	863	64
Total — GMWB	$30,441	$30,278	$188	64	$27,643	$27,493	$1,099	64

GMAB	$3,784	$3,774	$7	57	$3,516	$3,509	$63	56

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

Changes in additional liabilities for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Balance at January 1, 2011	$5	$8	$337	$104	$68
Incurred claims	2	—	(173)	(55)	12
Paid claims	(2)	(1)	—	—	(2)
Balance at March 31, 2011	$5	$7	$164	$49	$78

Balance at January 1, 2012	$5	$9	$1,377	$237	$111
Incurred claims	—	(2)	(624)	(119)	17
Paid claims	(2)	—	—	—	(4)
Balance at March 31, 2012	$3	$7	$753	$118	$124

The liabilities for guaranteed benefits are supported by general account assets.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	March 31, 2012	December 31, 2011
	(in millions)
Mutual funds:
Equity	$33,537	$30,738
Bond	25,591	23,862
Other	1,996	1,969
Total mutual funds	$61,124	$56,569

9.  Debt

The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance				Stated Interest Rate
	March 31, 2012		December 31, 2011		March 31, 2012	December 31, 2011
	(in millions)
Senior notes due 2015	$751	(1)	$753	(1)	5.7%	5.7%
Senior notes due 2019	338	(1)	341	(1)	7.3	7.3
Senior notes due 2020	798	(1)	805	(1)	5.3	5.3
Senior notes due 2039	200		200		7.8	7.8
Junior subordinated notes due 2066	294		294		7.5	7.5
Total long-term debt	2,381		2,393
Short-term borrowings	504		504		0.3	0.3
Total	$2,885		$2,897

(1)        Amounts include adjustments for fair value hedges on the Company’s long-term debt and any unamortized discounts. See Note 11 for information on the Company’s fair value hedges.

The Company’s junior subordinated notes due 2066 (“junior notes”) and credit facility contain various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants at both March 31, 2012 and December 31, 2011. The Company had no borrowings outstanding under its credit facility as of both March 31, 2012 and December 31, 2011.

Short-term Borrowings

The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings. The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $520 million and $521 million at March 31, 2012 and December 31, 2011, respectively. The stated interest rate of the short-term borrowings is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$18	$1,855	$—	$1,873
Available-for-Sale securities:
Corporate debt securities	—	16,971	1,422	18,393
Residential mortgage backed securities	—	7,134	224	7,358
Commercial mortgage backed securities	—	4,495	89	4,584
Asset backed securities	—	1,848	208	2,056
State and municipal obligations	—	2,113	—	2,113
U.S. government and agencies obligations	21	47	—	68
Foreign government bonds and obligations	—	205	—	205
Common stocks	2	3	6	11
Other debt obligations	—	17	—	17
Total Available-for-Sale securities	23	32,833	1,949	34,805
Trading securities	1	40	—	41
Separate account assets	—	71,635	—	71,635
Investments segregated for regulatory purposes	—	267	—	267
Other assets:
Interest rate derivative contracts	—	1,600	—	1,600
Equity derivative contracts	312	860	—	1,172
Foreign currency derivative contracts	—	7	—	7
Commodity derivative contracts	—	1	—	1
Total other assets	312	2,468	—	2,780
Total assets at fair value	$354	$109,098	$1,949	$111,401

Liabilities
Future policy benefits and claims:
EIA embedded derivatives	$—	$2	$—	$2
IUL embedded derivatives	—	9	—	9
GMWB and GMAB embedded derivatives	—	—	840	840
Total future policy benefits and claims	—	11	840	851	(1)
Customer deposits	—	10	—	10
Other liabilities:
Interest rate derivative contracts	—	1,097	—	1,097
Equity derivative contracts	309	1,356	—	1,665
Credit derivative contracts	—	1	—	1
Foreign currency derivative contracts	2	4	—	6
Other	—	4	—	4
Total other liabilities	311	2,462	—	2,773
Total liabilities at fair value	$311	$2,483	$840	$3,634

(1)    The Company’s adjustment for nonperformance risk resulted in a $342 million cumulative decrease to the embedded derivative liability.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

(1)    The Company’s adjustment for nonperformance risk resulted in a $506 million cumulative decrease to the embedded derivative liability.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

								Future Policy
	Available-for-Sale Securities							Benefits and
		Residential	Commercial					Claims: GMWB
	Corporate	Mortgage	Mortgage	Asset				and GMAB
	Debt	Backed	Backed	Backed	Common			Embedded
	Securities	Securities	Securities	Securities	Stocks	Total		Derivatives
	(in millions)
Balance, January 1, 2012	$1,355	$198	$50	$206	$5	$1,814		$(1,585)
Total gains (losses) included in:
Net income	—	(5)	—	—	—	(5	)(1)	784 (2)
Other comprehensive income	4	15	2	1	—	22		—
Purchases	115	23	2	—	1	141		—
Sales	—	—	—	—	—	—		—
Issues	—	—	—	—	—	—		(39)
Settlements	(52)	(13)	(2)	(6)	—	(73)		—
Transfers into Level 3	—	6	37	7	—	50		—
Transfers out of Level 3	—	—	—	—	—	—		—
Balance, March 31, 2012	$1,422	$224	$89	$208	$6	$1,949		$(840)

Changes in unrealized gains (losses) relating to assets and liabilities held at March 31, 2012 included in:
Net investment income	$—	$(5)	$—	$—	$—	$(5)		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		769

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

							Future Policy
	Available-for-Sale Securities						Benefits and
		Residential	Commercial		Common		Claims: GMWB
	Corporate	Mortgage	Mortgage	Asset	and		and GMAB
	Debt	Backed	Backed	Backed	Preferred		Embedded
	Securities	Securities	Securities	Securities	Stocks	Total	Derivatives
	(in millions)
Balance, January 1, 2011	$1,325	$4,247	$51	$476	$5	$6,104	$(421)
Total gains included in:
Net income	—	7	—	2	—	9 (1)	263 (2)
Other comprehensive income	1	13	—	5	—	19	—
Purchases	37	149	14	29	—	229	—
Sales	—	(2)	—	—	—	(2)	—
Issuances	—	—	—	—	—	—	(32)
Settlements	(38)	(321)	—	(24)	—	(383)	—
Transfers into Level 3	—	—	1	—	—	1	—
Transfers out of Level 3	(10)	—	(40)	—	—	(50)	—
Balance, March 31, 2011	$1,315	$4,093	$26	$488	$5	$5,927	$(190)

Changes in unrealized gains (losses) included in:
Net investment income	$—	$18	$—	$2	$—	$20	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	257

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its GMWB and GMAB embedded derivatives was a decrease of $115 million and $23 million, net of DAC and DSIC amortization, for the three months ended March 31, 2012 and 2011, respectively.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Securities transferred from Level 3 to Level 2 represent securities with fair values that are now obtained from a third party pricing service with observable inputs. Securities transferred from Level 2 to Level 3 represent securities with fair values that are now based on a single non-binding broker quote. The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. For assets and liabilities held at the end of the reporting period that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.

The following table provides a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities at March 31, 2012:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(in millions)
Residential mortgage backed securities	$195	Discounted cash flow	Constant prepayment rate	0.5% - 12.3% (3.3%)
			Annual default rate	0.9% - 20.0% (11.9%)
			Loss severity	34% - 72% (58.0%)
			Yield/spread to Treasury	6.4% - 20.9% (9.1%)

Asset backed securities (sub-prime residential mortgage backed securities)	$17	Discounted cash flow	Constant prepayment rate	2.3% - 7.7% (3.3%)
			Annual default rate	3.5% - 12.5% (7.7%)
			Loss severity	68% - 100% (77.0%)
			Yield/spread to Treasury	9.6% - 14.0% (11.9%)

GMWB and GMAB embedded derivatives	$840	Discounted cash flow	Utilization of guaranteed withdrawals	0% - 90%
			Surrender rate	0% - 56.3%
			Market volatility (1)	5.8% - 22.3%
			Nonperformance risk (2)	101 bps

(1) Market volatility is implied volatility of fund of funds.

(2) The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

Level 3 measurements not included in the table above are obtained from non-binding broker quotes where unobservable inputs are not reasonably available to the Company.

Sensitivity of Fair Value Measurements to Changes in Unobservable Inputs

Except for prepayment inputs, significant increases (decreases) in the unobservable inputs used in the fair value measurement of Level 3 residential mortgage backed and asset backed securities in isolation could result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the constant prepayment rate in isolation could result in a significantly higher (lower) fair value measurement. Generally a change in the assumption used for the annual default rate is accompanied by a directionally similar change in the assumptions used for loss severity and yield/spread to U.S. Treasuries and a directionally opposite change in the assumption used for prepayment rates.

Significant increases (decreases) in utilization and volatility used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in surrender rate and nonperformance risk used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would result in a significantly lower (higher) fair value measurement. Utilization of guaranteed withdrawals and surrender rates vary with the type of rider, the duration of the policy, the age of the contractholder, the distribution system and whether the value of the guaranteed benefit exceeds the contract accumulation value.

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

Investments (Available-for-Sale Securities and Trading Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries. Level 2 securities primarily include residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, municipal and corporate bonds, and U.S. agency and foreign government securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain non-agency residential mortgage backed securities, asset backed securities, commercial mortgage backed securities and corporate bonds. The fair value of corporate bonds, commercial mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for the non-binding broker quotes are not readily available to the Company. The fair value of certain asset backed securities and non-agency residential mortgage backed securities classified as Level 3 is obtained from third party pricing services who use significant unobservable inputs to estimate the fair value.

In consideration of the above, management is responsible for the fair values recorded on the financial statements. Prices received from third party pricing services are subjected to exception reporting that identifies investments with significant daily price movements as well as no movements. The Company reviews the exception reporting and resolves the exceptions through reaffirmation of the price or recording an appropriate fair value estimate. The Company also performs subsequent transaction testing. The Company performs annual due diligence of third party pricing services. The Company’s due diligence procedures include assessing the vendor’s valuation qualifications, control environment, analysis of asset-class specific valuation methodologies, and understanding of sources of market observable assumptions and unobservable assumptions, if any, employed in the valuation methodology. The Company also considers the results of its exception reporting controls and any resulting price challenges that arise.

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

Other Assets

Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at March 31, 2012 and December 31, 2011. See Note 11 for further information on the credit risk of derivative instruments and related collateral.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

The Company’s Corporate Actuarial Department calculates the fair value of the GMWB and GMAB embedded derivatives on a monthly basis. During this process, control checks are performed to validate the completeness of the data. Actuarial management approves various components of the valuation along with the final results. The change in the fair value of the embedded derivatives is reviewed monthly with senior management. The Level 3 inputs into the valuation are consistent with the pricing assumptions and updated as experience develops. Significant unobservable inputs that reflect policyholder behavior are reviewed quarterly along with other valuation assumptions.

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

Other Liabilities

Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at March 31, 2012 and December 31, 2011. See Note 11 for further information on the credit risk of derivative instruments and related collateral.

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

	March 31, 2012					December 31, 2011
	Carrying	Fair Value				Carrying
	Value	Level 1	Level 2	Level 3	Total	Value	Fair Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,615	$—	$—	$2,794	$2,794	$2,589	$2,772
Policy and certificate loans	741	—	2	715	717	742	715
Receivables	2,417	172	870	1,083	2,125	2,444	2,148
Restricted and segregated cash	1,608	1,608	—	—	1,608	1,500	1,500
Other investments and assets	382	—	357	30	387	390	388
Financial Liabilities
Future policy benefits and claims	$15,007	$—	$—	$16,058	$16,058	$15,064	$16,116
Investment certificate reserves	2,703	—	—	2,704	2,704	2,766	2,752
Banking and brokerage customer deposits	7,248	2,364	4,886	—	7,250	7,078	7,091
Separate account liabilities	3,720	—	3,720	—	3,720	3,950	3,950
Debt and other liabilities	3,149	179	3,023	220	3,422	3,180	3,412

Commercial Mortgage Loans, Net

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

Policy and Certificate Loans

The fair value of policy loans and certificate loans is determined using discounted cash flows. Policy loans on insurance contracts are classified as Level 3 as the discount rate used may be adjusted for the underlying performance of individual policies. The fair value of certificate loans is classified as Level 2 as the discount rate used to determine fair value is based on market interest rates.

Receivables

The fair value of consumer bank loans is determined by discounting estimated cash flows and incorporating adjustments for prepayment, administration expenses, severity and credit loss estimates, with discount rates based on the Company’s estimate of current market conditions. The fair value of consumer bank loans is classified as Level 3 as the valuation includes significant unobservable inputs.

Loans held for sale are measured at the lower of cost or market and fair value is based on what secondary markets are currently offering for loans with similar characteristics and are classified as Level 2.

Brokerage margin loans are measured at outstanding balances, which are a reasonable estimate of fair value because of the sufficiency of the collateral and short term nature of these loans. Margin loans that are sufficiently collateralized are classified as Level 2. Margin loans that are not sufficiently collateralized are classified as Level 3.

Securities borrowed require the Company to deposit cash or collateral with the lender. As the market value of the securities borrowed is monitored daily, the carrying value is a reasonable estimate of fair value. The fair value of securities borrowed is classified as Level 1 as the value of the underlying securities is based on unadjusted prices for identical assets.

Restricted and Segregated Cash

Restricted and segregated cash is generally set aside for specific business transactions and restrictions are specific to the Company and do not transfer to third party market participants; therefore, the carrying amount is a reasonable estimate of fair value.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

The fair value of restricted and segregated cash is classified as Level 1.

Other Investments and Assets

Other investments and assets primarily consist of syndicated loans. The fair value of syndicated loans is obtained from a third party pricing service or non-binding broker quotes. Syndicated loans that are priced by multiple non-binding broker quotes are classified as Level 2 and loans priced using a single non-binding broker quote are classified as Level 3.

Other investments and assets also include the Company’s membership in the Federal Home Loan Bank of Des Moines and investments related to the Community Reinvestment Act. The fair value of these assets is approximated by the carrying value and classified as Level 3 due to restrictions on transfer and lack of liquidity in the primary market for these assets.

Future Policy Benefits and Claims

The fair value of fixed annuities, in deferral status, is determined by discounting cash flows using a risk neutral discount rate with adjustments for profit margin, expense margin, early policy surrender behavior, a provision for adverse deviation from estimated early policy surrender behavior and the Company’s nonperformance risk specific to these liabilities. The fair value of other liabilities including non-life contingent fixed annuities in payout status, equity indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts is determined in a similar manner. Given the use of significant unobservable inputs to these valuations, the measurements are classified as Level 3.

Investment Certificate Reserves

The fair value of investment certificate reserves is determined by discounting cash flows using discount rates that reflect current pricing for assets with similar terms and characteristics, with adjustments for early withdrawal behavior, penalty fees, expense margin and the Company’s nonperformance risk specific to these liabilities. Given the use of significant unobservable inputs to this valuation, the measurement is classified as Level 3.

Banking and Brokerage Customer Deposits

Banking and brokerage customer deposits excluding certificates of deposit are liabilities with no defined maturities and fair value is the amount payable on demand at the reporting date. The fair value of these deposits is classified as Level 1. Certificates of deposit are valued based on discounted cash flows using market rates for similar certificates of deposit issued by other banks. The fair value of certificates of deposit is classified as Level 2.

Separate Account Liabilities

Certain separate account liabilities are classified as investment contracts and are carried at an amount equal to the related separate account assets. The NAV of the related separate account assets represents the exit price for the separate account liabilities. Separate account liabilities are classified as Level 2 as they are traded in principal-to-principal markets with little publicly released pricing information. A nonperformance adjustment is not included as the related separate account assets act as collateral for these liabilities and minimize nonperformance risk.

Debt and Other Liabilities

The fair value of long-term debt is based on quoted prices in active markets, when available. If quoted prices are not available fair values are obtained from third party pricing services, broker quotes, or other model-based valuation techniques such as present value of cash flows. The fair value of long-term debt is classified as Level 2.

The fair value of short-term borrowings is obtained from a third party pricing service. A nonperformance adjustment is not included as collateral requirements for these borrowings minimize the nonperformance risk. The fair value of short-term borrowings is classified as Level 2.

The fair value of future funding commitments to affordable housing partnerships is determined by discounting cash flows. The fair value of these commitments is classified as Level 3 as the discount rate is adjusted.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Securities loaned require the borrower to deposit cash or collateral with the Company. As the market value of the securities loaned is monitored daily, the carrying value is a reasonable estimate of fair value. Securities loaned are classified as Level 1 as the fair value of the underlying securities is based on unadjusted prices for identical assets.

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

Freestanding derivative instruments are recorded at fair value and are reflected in other assets or other liabilities. The Company’s policy on the recognition of derivatives on the Consolidated Balance Sheet is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. The following table presents the estimated fair value of the Company’s freestanding derivatives after considering the effect of master netting arrangements and collateral:

	March 31, 2012		December 31, 2011
	Net Derivative	Net Derivative	Net Derivative	Net Derivative
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Fair value of OTC derivatives after application of master netting agreements	$389	$515	$1,025	$142
Cash collateral on OTC derivatives	(260)	(31)	(767)	(34)
Fair value of OTC derivatives after application of master netting agreements and cash collateral	129	484	258	108
Securities collateral on OTC derivatives	(106)	(455)	(186)	(95)
Fair value of OTC derivatives after application of master netting agreements and cash and securities collateral	23	29	72	13
Fair value of exchange-traded derivatives	139	—	155	—
Total fair value of derivatives after application of master netting agreements and cash and securities collateral	$162	$29	$227	$13

In April 2012, the Financial Stability Oversight Council (“FSOC”) approved the final rule and interpretive guidance that provides the framework it will follow to determine if a nonbank financial company is a Systemically Important Financial Institution (“SIFI”). The framework includes a three stage process to help narrow down the pool of nonbank financial companies for review and possible designation. Stage 1 criteria include having at least $50 billion in assets and meeting one of five additional quantitative measures. One of the five thresholds is $3.5 billion of derivative liabilities after considering the effects of master netting arrangements and cash collateral held with the same counterparty. The following table presents the Company’s derivative liabilities as defined by the rule:

	March 31, 2012	December 31, 2011
	(in millions)
Fair value of OTC derivative liabilities after application of master netting agreements and cash collateral	$484	$108
Fair value of embedded derivative liabilities	861	1,596
Fair value of CIE derivative liabilities	19	20
Fair value of derivative liabilities after application of master netting agreements and cash collateral	$1,364	$1,724

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
Derivatives designated as	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
hedging instruments	Location	2012	2011	Location	2012	2011
		(in millions)			(in millions)
Cash flow hedges
Interest on debt	Other assets	$—	$—	Other liabilities	$—	$11
Fair value hedges
Fixed rate debt	Other assets	148	157	Other liabilities	—	—
Total qualifying hedges		148	157		—	11

Derivatives not designated as
hedging instruments
GMWB and GMAB
Interest rate contracts	Other assets	1,452	1,801	Other liabilities	1,097	1,198
Equity contracts	Other assets	1,094	1,314	Other liabilities	1,601	1,031
Credit contracts	Other assets	—	1	Other liabilities	1	—
Foreign currency contracts	Other assets	6	7	Other liabilities	4	10
Embedded derivatives (1)	N/A	—	—	Future policy benefits and claims	840	1,585
Total GMWB and GMAB		2,552	3,123		3,543	3,824
Other derivatives:
Equity
EIA embedded derivatives	N/A	—	—	Future policy benefits and claims	2	2
IUL	Other assets	2	1	Other liabilities	1	—
IUL embedded derivatives	N/A	—	—	Future policy benefits and claims	9	3
Stock market certificates	Other assets	72	34	Other liabilities	63	29
Stock market certificates embedded derivatives	N/A	—	—	Customer deposits	10	6
Ameriprise Financial Franchise Advisor Deferred Compensation Plan	Other assets	4	2	Other liabilities	—	—
Seed money	Other assets	—	—	Other liabilities	—	1
Foreign exchange
Foreign currency	Other assets	1	—	Other liabilities	2	3
Commodity
Seed money	Other assets	1	2	Other liabilities	—	—
Total other		80	39		87	44
Total non-designated hedges		2,632	3,162		3,630	3,868
Total derivatives		$2,780	$3,319		$3,630	$3,879

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the three months ended March 31:

		Amount of Gain (Loss) on
Derivatives not designated as	Location of Gain (Loss) on	Derivatives Recognized in Income
hedging instruments	Derivatives Recognized in Income	2012	2011
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$(225)	$(25)
Equity contracts	Benefits, claims, losses and settlement expenses	(695)	(255)
Credit contracts	Benefits, claims, losses and settlement expenses	(3)	(2)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	4	(2)
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	745	230
Total GMWB and GMAB		(174)	(54)
Other derivatives:
Interest rate
Interest rate lock commitments	Other revenues	—	(1)
Equity
EIA	Interest credited to fixed accounts	1	1
Stock market certificates	Banking and deposit interest expense	5	3
Stock market certificates embedded derivatives	Banking and deposit interest expense	4	(3)
Seed money	Net investment income	(5)	(3)
Ameriprise Financial Franchise Advisor Deferred Compensation Plan	Distribution expenses	3	2
Foreign exchange
Foreign currency	Net investment income	1	—
Total other		9	(1)
Total derivatives		$(165)	$(55)

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

Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, variance swaps and credit default swaps. At March 31, 2012 and December 31, 2011, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $117.6 billion and $104.7 billion, respectively.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The deferred premium associated with certain options is paid or received semi-annually over the life of the option contract. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2012(1)	$295	$32
2013	357	26
2014	332	24
2015	304	22
2016	273	15
2017-2026	972	35

(1) 2012 amounts represent the amounts payable and receivable for the period from April 1, 2012 to December 31, 2012.

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

EIA, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $1.3 billion at both March 31, 2012 and December 31, 2011.

The Company enters into forward contracts, futures, total return swaps and commodity swaps to manage its exposure to price risk arising from seed money investments in proprietary investment products. The gross notional amount of these contracts was $117 million and $123 million at March 31, 2012 and December 31, 2011, respectively.

The Company enters into foreign currency forward contracts to economically hedge its exposure to certain receivables and obligations denominated in non-functional currencies. The gross notional amount of these contracts was $26 million at both March 31, 2012 and December 31, 2011.

In 2010, the Company entered into a total return swap to economically hedge its exposure to equity price risk of Ameriprise Financial, Inc. common stock granted as part of its Ameriprise Financial Franchise Advisor Deferred Compensation Plan (“Franchise Advisor Deferral Plan”). In the fourth quarter of 2011, the Company extended the contract through 2012. As part of the contract, the Company expects to cash settle the difference between the value of a fixed number of shares at the contract date (which may be increased from time to time) and the value of those shares over an unwind period ending on December 31, 2012. The gross notional value of this contract was $20 million and $17 million at March 31, 2012 and December 31, 2011, respectively.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the first quarter of 2012, the Company reclassified from accumulated other comprehensive income into earnings a $3 million gain on an interest rate hedge put in place in anticipation of issuing debt. The gain was reclassified due to the forecasted transaction not occurring according to the original hedge strategy. No other hedge relationships were discontinued during the three months ended March 31, 2011 due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the three months ended March 31, 2012 and 2011, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax losses on March 31, 2012 that the Company expects to reclassify to earnings within the next twelve months is $2 million, which consists of $4 million of pretax gains to be recorded as a reduction to interest and debt expense and $6 million of pretax losses to be recorded in net investment income. The following tables present the impact of the effective portion of the Company’s cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity for the three months ended March 31:

	Amount of Gain Recognized in Other
	Comprehensive Income on Derivatives
Derivatives designated as hedging instruments	2012	2011
	(in millions)
Interest on debt	$14	$—
Asset-based distribution fees	—	1
Total	$14	$1

	Amount of Gain (Loss) Reclassified from Accumulated
Location of Gain (Loss) Reclassified from Accumulated	Other Comprehensive Income into Income
Other Comprehensive Income into Income	2012	2011
	(in millions)
Other revenues	$3	$—
Interest and debt expense	1	1
Distribution fees	—	5
Net investment income	(2)	(1)
Total	$2	$5

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

		Amount of Gain Recognized in Income on Derivatives
Derivatives designated as hedging instruments	Location of Gain Recorded into Income	2012	2011
		(in millions)
Fixed rate debt	Interest and debt expense	$9	$10

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of March 31, 2012 and December 31, 2011, the Company held $272 million and $802 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral the Company is obligated to return to counterparties. As of March 31, 2012 and December 31, 2011, the Company had accepted additional collateral consisting of various securities with a fair value of $121 million and $186 million, respectively, which are not reflected on the Consolidated Balance Sheets. As of March 31, 2012 and December 31, 2011, the Company’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $23 million and $72 million, respectively.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At March 31, 2012 and December 31, 2011, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $300 million and $112 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2012 and December 31, 2011 was $272 million and $103 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at March 31, 2012 and December 31, 2011 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $28 million and $9 million, respectively.

12.  Income Taxes

The Company’s effective tax rate on income from continuing operations was 22.6% and 23.7% for the three months ended March 31, 2012 and 2011, respectively.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize the full benefit of certain state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $5 million at both March 31, 2012 and December 31, 2011.

Included in the Company’s deferred income tax assets are tax benefits related to capital loss carryforwards of $33 million which will expire beginning December 31, 2015 and state net operating losses of $39 million which will expire beginning December 31, 2014.

As of March 31, 2012 and December 31, 2011, the Company had $84 million and $184 million, respectively, of gross unrecognized tax benefits. The significant decrease in the amount of gross unrecognized tax benefits is a result of reaching an agreement with the Internal Revenue Service (“IRS”) on the treatment of certain items under audit. If recognized, approximately $15 million and $38 million, net of federal tax benefits, of unrecognized tax benefits as of March 31, 2012 and December 31, 2011, respectively, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net reduction of $5 million and a net increase of $16 million of interest and penalties for the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012 and December 31, 2011, the Company had a payable of $32 million and $37 million, respectively, related to accrued interest and penalties.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $50 million to $60 million in the next 12 months.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The IRS had previously completed its field examination of the 1997 through 2007 tax returns in recent years as part of the overall examination of the American Express Company consolidated returns. However, for federal income tax purposes, these years, except for 2007, continue to remain open as a consequence of certain issues under appeal. The IRS is currently auditing the Company’s U.S. income tax returns for 2008 and 2009. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1999 through 2009. The Company’s federal and state income tax returns remain open for the years after 2009.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, FINRA, the Federal Reserve Bank, the OCC, the Financial Services Authority, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. During recent periods, the Company has received information requests, exams or inquiries regarding certain matters, including: sales of, or disclosures pertaining to, mutual funds, annuities, equity and fixed income securities, low priced securities, insurance products, brokerage services and financial advice offerings; trading practices within the Company’s asset management business; supervision of the Company’s financial advisors; and company procedures and information security. The Company is also responding to regulatory audits, market conduct examinations and other inquiries (including inquiries from the states of Minnesota and New York) relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

These legal and regulatory proceedings and disputes are subject to uncertainties and, as such, it is inherently difficult to determine whether any loss is probable or even possible, or to reasonably estimate the amount of any loss. The Company cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, and by addressing unsettled legal questions relevant to the proceedings in question, before a loss or range of loss can be reasonably estimated for any proceeding.  An adverse outcome in one or more of these proceedings could eventually result in adverse judgments, settlements, fines, penalties or other relief, in addition to further claims, examinations or adverse publicity that could have a material adverse effect on the Company’s consolidated financial condition or results of operations.

In accordance with applicable accounting standards, the Company establishes an accrued liability for contingent litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated.  In such cases, there still may be an exposure to loss in excess of any amounts reasonably estimated and accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability, but continues to monitor, in conjunction with any outside counsel handling a matter, further developments that would make such loss contingency both probable and reasonably estimable. Once the Company establishes an accrued liability with respect to a loss contingency, the Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established, and any appropriate adjustments are made each quarter.

Certain legal and regulatory proceedings are described below.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In November 2010, the Company’s J. & W. Seligman & Co. Incorporated subsidiary (“Seligman”) received a governmental inquiry regarding an industry insider trading investigation, as previously stated by the Company in general media reporting. The Company continues to cooperate fully with that inquiry, responding to requests for information from both the SEC and U.S. Attorney’s office. Neither the Company nor Seligman has been accused of any wrongdoing, and the government has confirmed that neither the Company nor any of its affiliated entities is a target of its investigation into potential insider trading.  The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the matter, the difficulty in predicting the direction of the government’s inquiry, and the government’s indication of the Company’s status relative to the investigation.

In October 2011, a putative class action lawsuit entitled Roger Krueger, et al. vs. Ameriprise Financial, et al. was filed in the United States District Court for the District of Minnesota against the Company, certain of its present or former employees and directors, as well as certain fiduciary committees on behalf of participants and beneficiaries of the Ameriprise Financial 401(k) Plan. The alleged class period is from October 1, 2005, to the present. The action alleges that Ameriprise breached fiduciary duties under ERISA by selecting and retaining primarily proprietary mutual funds with allegedly poor performance histories, higher expenses relative to other investment options, and improper fees paid to Ameriprise Financial, Inc. or its subsidiaries. The action also alleges that the Company breached fiduciary duties under ERISA because it used its affiliate Ameriprise Trust Company as the Plan trustee and record-keeper and improperly reaped profits from the sale of the record-keeping business to Wachovia Bank, N.A. Plaintiffs allege over $20 million in damages. On January 17, 2012, all defendants filed a brief and other documents in support of their motion to dismiss the complaint. Plaintiffs filed an amended complaint on February 7, 2012. On April 11, 2012, the Company filed its motion to dismiss the Amended Complaint. Plaintiffs must respond by May 15, 2012 and the hearing on the motion to dismiss has been set by the Court for June 13, 2012.  The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the pending motion to dismiss, the absence of class certification, the lack of a formal demand on the Company by the plaintiffs, and plaintiffs’ failure to allege any specific, evidence-based damages.

14.  Discontinued Operations

The components of loss from discontinued operations of Securities America were as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)

Total net revenues	$—	$122

Loss from discontinued operations	$—	$(116)
Reduction of gain on sale	(2)	—
Income tax benefit	(1)	(45)
Loss from discontinued operations, net of tax	$(1)	$(71)

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

15.  Earnings per Share Attributable to Ameriprise Financial, Inc. Common Shareholders

The computations of basic and diluted earnings per share attributable to Ameriprise Financial, Inc. common shareholders are as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions, except per share amounts)
Numerator:
Income from continuing operations	$249	$294
Less: Net income (loss) attributable to noncontrolling interests	4	(18)
Income from continuing operations attributable to Ameriprise Financial	245	312
Loss from discontinued operations, net of tax	(1)	(71)
Net income attributable to Ameriprise Financial	$244	$241
Denominator:
Basic: Weighted-average common shares outstanding	227.3	251.6
Effect of potentially dilutive nonqualified stock options and other share-based awards	4.4	6.1
Diluted: Weighted-average common shares outstanding	231.7	257.7
Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic:
Income from continuing operations	$1.08	$1.24
Loss from discontinued operations	(0.01)	(0.28)
Net income	$1.07	$0.96
Diluted:
Income from continuing operations	$1.06	$1.21
Loss from discontinued operations	(0.01)	(0.27)
Net income	$1.05	$0.94

16.  Segment Information

The Company’s segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other. The prior period results for the Protection and Annuities segments have been adjusted due to the Company’s adoption of the new accounting standard for DAC as discussed in Note 1 and Note 2.

Historically the Chief Operating Decision Makers have received segment results prepared on a GAAP basis and on an operating basis and the Company has presented segment results in the Segment footnote on a GAAP basis. Operating results have become more relevant in how management measures segment performance and determines compensation. Accordingly operating earnings have become the measure of segment profit or loss management uses to evaluate segment performance. The segment results for the three months ended March 31, 2012 are presented on an operating basis and the prior period has been recasted.

Management uses segment operating measures in goal setting, as a basis for determining employee compensation and in evaluating performance on a basis comparable to that used by some securities analysts and investors. Consistent with GAAP accounting guidance for segment reporting, operating earnings is the Company’s measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for GAAP income from continuing operations before income tax provision. The Company believes the presentation of segment operating earnings as the Company measures it for management purposes enhances the understanding of its business by reflecting the underlying performance of its core operations and facilitating a more meaningful trend analysis.

The accounting policies of the segments are the same as those of the Company, except for operating adjustments defined below, the method of capital allocation, the accounting for gains (losses) from intercompany revenues and expenses, and not providing for income taxes on a segment basis.

Operating earnings is defined as operating net revenues less operating expenses. Operating net revenues and operating expenses exclude the results of discontinued operations and the impact of consolidating CIEs. Operating net revenues also exclude net realized gains or losses. Operating expenses exclude the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) and integration and restructuring charges. The market impact includes changes in the GMWB and GMAB embedded derivative liability values caused by changes in financial market conditions, net of changes in associated hedge asset values. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“FAS 157”), including the impact on GMWB and GMAB embedded derivative liability values of discounting projected benefits to reflect a current estimate of the Company’s life insurance subsidiary’s nonperformance spread. Integration and restructuring charges relate to the Company’s acquisition of the long-term asset management business of Columbia Management Group on April 30, 2010. The costs include system integration costs, proxy and other regulatory filing costs, employee reduction and retention costs, and investment banking, legal and other acquisition costs.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	March 31, 2012	December 31, 2011
	(in millions)
Advice & Wealth Management	$12,549	$12,293
Asset Management	6,853	6,863
Annuities	90,210	86,598
Protection	18,240	18,304
Corporate & Other	8,905	8,249
Total assets	$136,757	$132,307

	Three Months Ended March 31,
	2012	2011
	(in millions)
Operating net revenues:
Advice & Wealth Management	$954	$913
Asset Management	711	737
Annuities	628	643
Protection	522	516
Corporate & Other	8	(6)
Eliminations (1)	(312)	(309)
Total segment operating revenues	2,511	2,494
Net realized gains (losses)	(2)	1
Revenues of CIEs	52	37
Total net revenues per consolidated statements of operations	$2,561	$2,532

(1)             Represents the elimination of intersegment revenues recognized for the three months ended March 31, 2012 and 2011 in each segment as follows: Advice & Wealth Management ($229 and $232, respectively); Asset Management ($10 and $10, respectively); Annuities ($63 and $58, respectively); Protection ($9 and $9, respectively); and Corporate & Other ($1 and nil, respectively).

	Three Months Ended March 31,
	2012	2011
	(in millions)
Operating earnings:
Advice & Wealth Management	$94	$99
Asset Management	131	136
Annuities	189	172
Protection	107	111
Corporate & Other	(65)	(65)
Total segment operating earnings	456	453
Net realized gains (losses)	(2)	1
Net income (loss) attributable to non-controlling interests	4	(18)
Market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization	(113)	(21)
Integration and restructuring charges	(23)	(29)
Income from continuing operations before income tax provision per consolidated statements of operations	$322	$386

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. Our Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2012 (“2011 10-K”), as well as our current reports on Form 8-K and other publicly available information. Prior year amounts have been adjusted for the retrospective adoption of new accounting rules on deferred acquisition costs (“DAC”). In addition, certain reclassifications of prior year amounts have been made to conform to the current presentation. References below to “Ameriprise Financial,” the “Company,” “we,” “us,” and “our” refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.

Overview

We are a diversified financial services company with $674.9 billion in assets under management and administration as of March 31, 2012. We serve individual investors’ and institutions’ financial needs, hold leadership positions in financial planning, wealth management, retirement, asset management, annuities and insurance, and we maintain a strong operating and financial foundation.

Ameriprise is in a strong position to capitalize on significant demographic and market trends, which we believe will continue to drive increased demand for our services. Our emphasis on deep client-advisor relationships has been central to the success of our business model, including through the extreme market conditions of the past few years, and we believe it will help us navigate future market and economic cycles. We continue to strengthen our position as a retail financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by our leadership in financial planning, a client retention percentage rate of 94%, and our status as a top ten ranked firm within core portions of our four main business segments, including the size of our U.S. advisor force, and assets in long-term U.S. mutual funds, variable annuities and variable universal life (“VUL”) insurance.

We offer financial planning, products and services designed to be used as solutions for our clients’ cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. Our model for delivering product solutions is built on long-term, personal relationships between our clients and our financial advisors and registered representatives (“affiliated advisors”). Our focus on personal relationships, together with our discipline in financial planning and strengths in product development and advice, allow us to address the evolving financial and retirement-related needs of our clients, including our primary target market segment, the mass affluent and affluent, which we define as households with investable assets of more than $100,000. The financial product solutions we offer through our affiliated advisors include both our own products and services and the products of other companies. Our affiliated advisor network is the primary channel through which we offer our life insurance and annuity products and services, as well as a range of banking and protection products.

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

As of March 31, 2012, we had a network of more than 9,700 affiliated advisors. The financial product solutions we offer through our affiliated advisors include both our own products and services and the products of other companies. Our affiliated advisor network is the primary channel through which we offer our life insurance and annuity products and services, as well as a range of banking and protection products. We offer our affiliated advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in delivering advice and product solutions to clients. We believe our comprehensive and client-focused approach not only improves the products and services we provide to their clients, but also allows us to reinvest in enhanced services for clients and increase support for financial advisors.

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

Equity price, credit market and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the “spread” income generated on our annuities, banking and deposit products and universal life (“UL”) insurance products, the value of DAC and deferred sales inducement costs (“DSIC”) assets, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits.

We consolidate certain collateralized debt obligations and other investment products (collectively, “investment entities”) for which we provide asset management services to and sponsor for the investment of client assets in the normal course of business. These entities are defined as consolidated investment entities (“CIEs”). For further information on CIEs, see Note 4 to our Consolidated Financial Statements. Changes in the valuation of the CIE assets and liabilities impact pretax income. The net income (loss) of the CIEs is reflected in net income (loss) attributable to noncontrolling interests. The results of operations of the CIEs are reflected in the Corporate & Other segment. On a consolidated basis, the management fees we earn for the services we provide to the CIEs and the related general and administrative expenses are eliminated and the changes in the assets and liabilities related to the CIEs, primarily debt and underlying syndicated loans, are reflected in net investment income. We continue to include the fees in the management and financial advice fees line within our Asset Management segment.

While our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), management believes that operating measures, which exclude net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of hedges and the related DSIC and DAC amortization; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. Management uses certain of these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as operating measures. While the consolidation of the CIEs impacts our balance sheet and income statement, our exposure to these entities is unchanged and there is no impact to the underlying business results. The CIEs we manage have the following characteristics:

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

Our financial targets are:

•          Operating total net revenue growth of 6% to 8%,

•          Operating earnings per diluted share growth of 12% to 15%, and

•           Operating return on equity excluding accumulated other comprehensive income of 15% to 18%.

GAAP Measures

Net revenues increased 1% for the first quarter of 2012 compared to the prior year period as growth in asset-based fees from retail client net inflows, primarily wrap account net inflows, and market appreciation was largely offset by a decline in net investment income from low interest rates. Net income from continuing operations attributable to Ameriprise Financial per diluted share decreased 12% compared to the prior year period. Net income from continuing operations attributable to Ameriprise Financial decreased $67 million, or 21%, compared to the prior year period reflecting the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) and the negative impact of low interest rates, partially offset by the market impact on DAC and DSIC amortization and the impact of variable annuity model updates and enhancements. The market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization), after tax, was a decrease to earnings of $74 million, or $0.32 per diluted share, for the first quarter of 2012 compared to a decrease of $14 million, or $0.05 per diluted share, for the prior year period. Return on equity from continuing operations excluding accumulated other comprehensive income was 13.3% for the twelve months ended March 31, 2012 compared to 13.0% for the prior year period.

Operating Measures

The following tables reconcile certain GAAP measures to operating measures:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Total net revenues	$2,561	$2,532
Less CIEs	52	37
Less realized gains (losses)	(2)	1
Operating total net revenues	$2,511	$2,494

			Per Diluted Share
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
	(in millions, except per share amounts, unaudited)
Net income	$248	$223
Less: Net income (loss) attributable to noncontrolling interests	4	(18)
Net income attributable to Ameriprise Financial	244	241	$1.05	$0.94
Less: Loss from discontinued operations, net of tax	(1)	(71)	(0.01)	(0.27)
Net income from continuing operations attributable to Ameriprise Financial	245	312	1.06	1.21
Add: Market impact on variable annuity guaranteed living benefits, net of tax (1)	74	14	0.32	0.05
Add: Integration charges, net of tax (1)	15	19	0.06	0.07
Less: Net realized gains (losses), net of tax (1)	(1)	1	(0.01)	—
Operating earnings	$335	$344	$1.45	$1.33

Weighted average common shares outstanding:
Basic	227.3	251.6
Diluted	231.7	257.7

(1) Calculated using the statutory tax rate of 35%.

	Twelve Months Ended March 31,
	2012	2011
	(in millions, unaudited)
Net income from continuing operations attributable to Ameriprise Financial	$1,109	$1,108
Add: Market impact on variable annuity guaranteed living benefits, net of tax (1)	100	13
Add: Integration charges, net of tax (1)	58	88
Less: Net realized gains (losses), net of tax (1)	2	20
Operating earnings	$1,265	$1,189

Total Ameriprise Financial, Inc. shareholders’ equity	$9,114	$9,286
Less: Assets and liabilities held for sale	11	77
Less: Accumulated other comprehensive income, net of tax	741	684
Total Ameriprise Financial, Inc. shareholders’ equity from continuing operations excluding AOCI	8,362	8,525
Less: Equity impacts attributable to CIEs	454	562
Operating equity	$7,908	$7,963

Return on equity from continuing operations, excluding AOCI	13.3%	13.0%
Operating return on equity excluding CIEs and AOCI	16.0%	14.9%

(1)  Calculated using the statutory tax rate of 35%.

Operating net revenues increased 1% compared to the prior year period as growth in asset-based fees from retail client net inflows, primarily wrap account net inflows, and market appreciation was largely offset by a decline in net investment income from low interest rates. Operating earnings per diluted share increased 9% compared to the prior year period. Operating earnings decreased 3% compared to the prior year period reflecting a higher operating tax rate as well as the negative impact of low interest rates. Operating return on equity excluding CIEs and accumulated other comprehensive income was 16.0% for the twelve months ended March 31, 2012 compared to 14.9% for the prior year period.

Earnings, as well as operating earnings, will continue to be negatively impacted by the ongoing low interest rate environment in 2012. In addition to continuing spread compression in our interest sensitive product lines throughout the year, there is also the potential for interest rate related impacts to DAC and DSIC amortization and the level of reserves as a result of our ongoing review of various actuarial related assumptions, which could be material.

Critical Accounting Policies

The accounting and reporting policies that we use affect our Consolidated Financial Statements. Certain of our accounting and reporting policies are critical to an understanding of our consolidated results of operations and financial condition and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” in our 2011 10-K.

We adopted new accounting rules for DAC on January 1, 2012 on a retrospective basis. See Note 1 and Note 6 to our Consolidated Financial Statements for the impact of the adoption on prior period results of operations and financial condition and our updated accounting policies on the deferral of acquisition costs.

A decrease of 100 basis points in various rate assumptions is likely to result in an increase in DAC and DSIC amortization and an increase in benefits and claims expense from variable annuity guarantees. The following table presents the estimated impact to current period pretax income:

Estimated Impact to Pretax Income(1)
(in millions)
Decrease in future near and long-term fixed income returns by 100 basis points	$(27)

Decrease in future near-term equity fund growth returns by 100 basis points	$(25)
Decrease in future long-term equity fund growth returns by 100 basis points	(18)
Decrease in future near and long-term equity returns by 100 basis points	$(43)

(1) An increase in the above assumptions by 100 basis points would result in an increase to pretax income for approximately the same amount.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations and financial condition, see Note 2 to our Consolidated Financial Statements.

We adopted new accounting rules for DAC on January 1, 2012 on a retrospective basis. See Note 1 to our Consolidated Financial Statements for the impact of the adoption on prior period results of operations and financial condition.

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

The following table presents detail regarding our AUM and AUA:

	March 31,
	2012	2011	Change
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$114.4	$103.1	11%
Asset Management AUM	463.0	465.4	(1)
Eliminations	(13.9)	(13.1)	(6)
Total Assets Under Management	563.5	555.4	1
Total Assets Under Administration	111.4	111.5	—
Total AUM and AUA	$674.9	$666.9	1%

Total AUM increased $8.1 billion, or 1%, to $563.5 billion as of March 31, 2012 compared to the prior year period primarily due to wrap account net inflows and market appreciation, partially offset by Asset Management AUM net outflows. See our segment results of operations discussion below for additional information on changes in our AUM as of March 31, 2012 compared to the prior year period.

Consolidated Results of Operations for the Three Months Ended March 31, 2012 and 2011

The following table presents our consolidated results of operations:

	Three Months Ended March 31,
	2012	2011	Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$1,132	$1,137	$(5)	—%
Distribution fees	402	397	5	1
Net investment income	531	515	16	3
Premiums	301	292	9	3
Other revenues	206	204	2	1
Total revenues	2,572	2,545	27	1
Banking and deposit interest expense	11	13	(2)	(15)
Total net revenues	2,561	2,532	29	1
Expenses
Distribution expenses	666	634	32	5
Interest credited to fixed accounts	206	208	(2)	(1)
Benefits, claims, losses and settlement expenses	492	383	109	28
Amortization of deferred acquisition costs	31	75	(44)	(59)
Interest and debt expense	69	75	(6)	(8)
General and administrative expense	775	771	4	1
Total expenses	2,239	2,146	93	4
Income from continuing operations before income tax provision	322	386	(64)	(17)
Income tax provision	73	92	(19)	(21)
Income from continuing operations	249	294	(45)	(15)
Loss from discontinued operations, net of tax	(1)	(71)	70	99
Net income	248	223	25	11
Less: Net income (loss) attributable to non-controlling interests	4	(18)	22	NM
Net income attributable to Ameriprise Financial	$244	$241	$3	1%

NM Not Meaningful.

Income from continuing operations decreased $45 million, or 15%, compared to the prior year period reflecting the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) and the negative impact of the low interest rate environment, partially offset by the market impact on DAC and DSIC amortization, the impact of variable annuity model updates and enhancements and the change in net income (loss) attributable to non-controlling interests. The market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization), after-tax, was a negative impact of $74 million for the first quarter of 2012 compared to a negative impact of $14 million for the prior year period. Earnings in the first quarter of 2012 included a $17 million after-tax benefit from the market impact on DAC and DSIC amortization compared to a $7 million after-tax benefit for the prior year period. Earnings in the first quarter of 2012 included a $13 million after-tax benefit from variable annuity model updates and enhancements compared to a $3 million after-tax benefit for the prior year period. Net income attributable to non-controlling interests of $4 million in the first quarter of 2012 compared to a loss of $18 million for the prior year period reflected an increase in net investment income of $34 million partially offset by a decrease in other revenues of $19 million. Loss from discontinued operations, net of tax, was $1 million for the three months ended March 31, 2012 compared to $71 million for the prior year period. Loss from discontinued operations, net of tax, for the prior year period included a $77 million after-tax charge related to previously disclosed legal expenses.

Net revenues increased $29 million, or 1%, compared to the prior year period due to an increase in net investment income, which reflected higher net investment income of the CIEs partially offset by lower investment income on fixed maturity securities, and higher premiums, as well as, growth in asset-based fees from wrap account net inflows and market appreciation offset by lower asset-based fees from Asset Management AUM net outflows. Net investment income increased $16 million, or 3%, compared to the prior year period reflecting higher net investment income of the CIEs, partially offset by a decrease in investment income on fixed maturity securities driven by lower interest rates. Net investment income for the first quarter of 2012 included a $61 million gain for changes in the assets and liabilities of CIEs, primarily debt and underlying syndicated loans, compared to a $27 million gain in the prior year period. Premiums increased $9 million, or 3%, compared to the prior year period due to growth in Auto and Home premiums primarily driven by higher volumes. Auto and Home policy counts increased 7% period-over-period.

Total expenses increased $93 million, or 4%, compared to the prior year period primarily due to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) and higher distribution expenses, partially offset by the market impact to DAC and DSIC amortization and the impact of model updates and enhancements. Distribution expenses increased $32 million, or 5%, compared to the prior year period as a result of higher advisor compensation from business growth and market appreciation.

Benefits, claims, losses and settlement expenses increased $109 million, or 28%, compared to the prior year period primarily due to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization), partially offset by the impact of variable annuity model updates and enhancements. Benefits, claims, losses and settlement expenses in the first quarter of 2012 included an expense of $149 million for the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) compared to an expense of $27 million for the prior year period. The impact of variable annuity model updates and enhancements was a $23 million benefit in the first quarter of 2012 compared to a $7 million benefit for the prior year period.

Amortization of DAC decreased $44 million, or 59%, compared to the prior year period primarily due to the DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) and the market impact on amortization of DAC. The DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) was a $36 million benefit in the first quarter of 2012 compared to a $6 million benefit in the prior year period. The market impact on amortization of DAC was a benefit of $20 million in the first quarter of 2012 compared to a benefit of $8 million in the prior year period.

Income Taxes

Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 22.6% for the three months ended March 31, 2012, compared to 23.7% for the prior year period. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 22.9% for the three months ended March 31, 2012, compared to 22.7% for the prior year period.

Our operating effective tax rate was 26.5% for the three months ended March 31, 2012, compared to 24.1% for the prior year period. The following table presents a reconciliation of our operating effective tax rate:

	Three Months Ended March 31,
	2012		2011
	GAAP	Operating	GAAP	Operating
	(in millions, unaudited)
Income from continuing operations before income tax provision	$322	$456	$386	$453
Less: Pretax income (loss) attributable to noncontrolling interests	4	—	(18)	—
Income from continuing operations before income tax provision excluding CIEs	$318	$456	$404	$453

Income tax provision from continuing operations	$73	$121	$92	$109

Effective tax rate	22.6%	26.5%	23.7%	24.1%
Effective tax rate excluding noncontrolling interests	22.9%	26.5%	22.7%	24.1%

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

Results of Operations by Segment for the Three Months Ended March 31, 2012 and 2011

Operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Operating earnings should not be viewed as a substitute for GAAP income from continuing operations before income tax provision. We believe the presentation of segment operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 16 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of operating earnings.

The following table presents summary financial information by segment:

	Three Months Ended March 31,
	2012	2011
	(in millions, unaudited)
Advice & Wealth Management
Net revenues	$954	$913
Expenses	860	814
Operating earnings	$94	$99
Asset Management
Net revenues	$711	$737
Expenses	580	601
Operating earnings	$131	$136
Annuities
Net revenues	$628	$643
Expenses	439	471
Operating earnings	$189	$172
Protection
Net revenues	$522	$516
Expenses	415	405
Operating earnings	$107	$111
Corporate & Other
Net revenues	$8	$(6)
Expenses	73	59
Operating earnings	$(65)	$(65)

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

The following table presents the changes in wrap account assets for the three months ended March 31:

	2012	2011
	(in billions)
Beginning balance	$103.4	$97.5
Net flows	2.9	2.8
Market appreciation and other	6.8	2.8
Ending balance	$113.1	$103.1

The following table presents the changes in wrap account assets for the twelve months ended March 31:

	2012	2011
	(in billions)
Beginning balance	$103.1	$85.9
Net flows	7.4	8.1
Market appreciation and other	2.6	9.1
Ending balance	$113.1	$103.1

Wrap account assets increased $10.0 billion, or 10%, to $113.1 billion compared to the prior year period due to net inflows and market appreciation.

Management believes that operating measures, which exclude net realized gains or losses for our Advice & Wealth Management segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these operating measures in the Overview section above.

The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Three Months Ended March 31,
	2012	2011	Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$412	$386	$26	7%
Distribution fees	471	461	10	2
Net investment income	64	63	1	2
Other revenues	18	16	2	13
Total revenues	965	926	39	4
Banking and deposit interest expense	11	13	(2)	(15)
Total net revenues	954	913	41	4
Expenses
Distribution expenses	574	541	33	6
General and administrative expense	286	273	13	5
Total expenses	860	814	46	6
Operating earnings	$94	$99	$(5)	(5)%

Our Advice & Wealth Management segment pretax operating earnings, which excludes net realized gains or losses, decreased $5 million, or 5%, to $94 million for the three months ended March 31, 2012 compared to $99 million for the prior year period due to the negative impact from low interest rates, higher distribution expenses and increased spending on growth initiatives that was largely offset by higher asset-based fees due to wrap account net inflows and market appreciation and higher invested assets. Pretax operating margin was 9.9% for the three months ended March 31, 2012 compared to 10.8% for the prior year period.

Net Revenues

Net revenues exclude net realized gains or losses. Net revenues increased $41 million, or 4%, to $954 million for the three months ended March 31, 2012 compared to $913 million for the prior year period driven by higher asset-based fees due to wrap account net inflows and market appreciation and higher invested assets, partially offset by the impact of lower asset earnings rates on cash products.

Management and financial advice fees increased $26 million, or 7%, to $412 million for the three months ended March 31, 2012 compared to $386 million for the prior year period driven by growth in assets under management. Wrap account assets increased $10.0 billion, or 10%, to $113.1 billion at March 31, 2012 compared to the prior year period due to net inflows and market appreciation.

Distribution fees increased $10 million, or 2%, to $471 million for the three months ended March 31, 2012 compared to $461 million for the prior year period primarily driven by growth in assets under management and increased client activity.

Net investment income, which excludes net realized gains or losses, increased $1 million, or 2%, to $64 million for the three months ended March 31, 2012 compared to $63 million for the prior year period reflecting higher invested assets driven by higher banking deposits, partially offset by lower asset earnings rates due to low interest rates.

Banking and deposit interest expense decreased $2 million, or 15%, to $11 million for the three months ended March 31, 2012 compared to $13 million for the prior year period primarily due to lower certificate balances, as well as a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $46 million, or 6%, to $860 million for the three months ended March 31, 2012 compared to $814 million for the prior year period primarily due to an increase in distribution expenses, as well as increased spending on growth initiatives.

Distribution expenses increased $33 million, or 6%, to $574 million for the three months ended March 31, 2012 compared to $541 million for the prior year period primarily due to higher advisor compensation from business growth and market appreciation.

General and administrative expense increased $13 million, or 5%, to $286 million for the three months ended March 31, 2012 compared to $273 million for the prior year period primarily due to an increase in investment spending, including costs to recruit experienced advisors and transition advisors to a new brokerage technology platform.

Asset Management

Our Asset Management segment provides investment advice and investment products to retail and institutional clients. We provide our products and services on a global scale through two complementary asset management businesses: Columbia Management Investment Advisers, LLC (“Columbia” or “Columbia Management”) and Threadneedle Asset Management Holdings Sàrl (“Threadneedle”). Columbia Management predominantly provides U.S. domestic products and services and Threadneedle predominantly provides international investment products and services. We provide clients with Columbia retail products through unaffiliated third party financial institutions and through our Advice & Wealth Management segment. We provide institutional products and services through our institutional sales force. We provide Threadneedle retail products primarily through third parties. Retail products include mutual funds and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products including those that focus on traditional asset classes, separately managed accounts, individually managed accounts, collateralized loan obligations, hedge funds, collective funds and property funds. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by both market movements and net asset flows. In addition to the products and services provided to third party clients, management teams serving our Asset Management segment provide all intercompany asset management services. The fees for such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management, Annuities and Protection segments.

On April 30, 2010, we completed the acquisition of the long-term asset management business of the Columbia Management Group from Bank of America. The acquisition significantly enhanced the capabilities of the Asset Management segment by increasing its scale, broadening its retail and institutional distribution capabilities and strengthening and diversifying its lineup of retail and institutional products. The integration of the Columbia Management business, which is expected to be completed in 2012, has involved organizational changes to our portfolio management and analytical teams and to our operational, compliance, sales and marketing support staffs. This integration has also involved the streamlining of our U.S. domestic product offerings. As a result of the integration, we combined RiverSource Investments, our legacy U.S. asset management business, with Columbia Management, under the Columbia brand. Total U.S. retail assets and number of funds under the Columbia brand as of March 31, 2012 were $221.4 billion and 210 funds, respectively.

Threadneedle remains our primary international investment management platform. Threadneedle manages seven OEICs and one Societe d’Investissement A Capital Variable (“SICAV”) offering. The seven OEICs are Threadneedle Investment Funds ICVC (“TIF”), Threadneedle Specialist Investment Funds ICVC (“TSIF”), Threadneedle Focus Investment Funds (“TFIF”), Threadneedle Advantage Portfolio Funds (“TPAF”), Threadneedle Investment Funds ICVC II (“TIF II”), Threadneedle Investment Funds ICVC III (“TIF III”) and Threadneedle Investment Funds ICVC IV (“TIF IV”). TIF, TSIF, TFIF, TPAF, TIF II, TIF III and TIF IV are structured as umbrella companies with a total of 72 (33, 14, 2, 2, 6, 9, and 6, respectively) sub funds covering the world’s bond and equity markets. The SICAV is the Threadneedle (Lux) SICAV (“T(Lux)”). T(Lux) is structured as an umbrella company with a total of 29 sub funds covering the world’s bond, commodities and equity markets. In addition, Threadneedle manages 13 unit trusts, 10 of which invest into the OEICs, 7 property unit trusts and 1 property fund of funds.

The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of March 31, 2012:

Columbia

Mutual Fund Rankings in top 2 Lipper Quartiles

Domestic Equity	Equal weighted	1 year	46%
		3 year	60%
		5 year	63%
	Asset weighted	1 year	59%
		3 year	76%
		5 year	60%

International Equity	Equal weighted	1 year	83%
		3 year	65%
		5 year	64%
	Asset weighted	1 year	93%
		3 year	75%
		5 year	84%

Taxable Fixed Income	Equal weighted	1 year	85%
		3 year	45%
		5 year	68%
	Asset weighted	1 year	95%
		3 year	44%
		5 year	75%

Tax Exempt Fixed Income	Equal weighted	1 year	90%
		3 year	95%
		5 year	90%
	Asset weighted	1 year	82%
		3 year	85%
		5 year	98%

Asset Allocation Funds	Equal weighted	1 year	91%
		3 year	67%
		5 year	52%
	Asset weighted	1 year	92%
		3 year	89%
		5 year	88%

Number of funds with 4 or 5 Morningstar star ratings	Overall	56
	3 year	53
	5 year	49

Percent of funds with 4 or 5 Morningstar star ratings	Overall	47%
	3 year	44%
	5 year	44%

Percent of assets with 4 or 5 Morningstar star ratings	Overall	66%
	3 year	53%
	5 year	44%

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

Aggregated data includes all Columbia branded mutual funds.

Threadneedle

Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark

Equity	Equal weighted	1 year	73%
		3 year	73%
		5 year	86%
	Asset weighted	1 year	84%
		3 year	78%
		5 year	87%

Fixed Income	Equal weighted	1 year	79%
		3 year	85%
		5 year	82%
	Asset weighted	1 year	80%
		3 year	80%
		5 year	97%

Allocation (Managed) Funds	Equal weighted	1 year	67%
		3 year	50%
		5 year	100%
	Asset weighted	1 year	80%
		3 year	41%
		5 year	100%

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

The following tables present the changes in Columbia and Threadneedle managed assets:

			Market
	January 1,		Appreciation	Foreign	March 31,
	2012	Net Flows	& Other (1)	Exchange	2012
	(in billions)
Columbia Managed Assets:
Retail Funds	$204.8	$(2.9)	$19.5	$—	$221.4
Institutional Funds	73.3	(1.9)	3.6	—	75.0
Alternative Funds	8.1	(0.3)	0.5	—	8.3
Affiliated General Account Assets (2)	40.0	N/A	N/A	—	39.4
Less: Eliminations	(0.1)	—	—	—	(0.1)
Total Columbia Managed Assets	326.1	(5.1)	23.6	—	344.0

Threadneedle Managed Assets:
Retail Funds	31.8	1.1	2.4	1.0	36.3
Institutional Funds	80.6	(0.7)	3.6	2.4	85.9
Alternative Funds	1.2	(0.1)	—	—	1.1
Total Threadneedle Managed Assets	113.6	0.3	6.0	3.4	123.3
Less: Sub-Advised Eliminations	(4.2)	0.2	(0.3)	—	(4.3)
Total Managed Assets	$435.5	$(4.6)	$29.3	$3.4	$463.0

			Market
	January 1,		Appreciation	Foreign	March 31,
	2011	Net Flows	& Other (1)	Exchange	2011
	(in billions)
Columbia Managed Assets:
Retail Funds	$218.5	$(0.6)	$8.5	$—	$226.4
Institutional Funds	89.4	(1.3)	1.7	—	89.8
Alternative Funds	10.0	(0.4)	0.1	—	9.7
Affiliated General Account Assets (2)	37.8	N/A	N/A	—	37.3
Less: Eliminations	(0.2)	—	—	—	(0.2)
Total Columbia Managed Assets	355.5	(2.3)	10.3	—	363.0

Threadneedle Managed Assets:
Retail Funds	33.4	(0.6)	0.5	1.0	34.3
Institutional Funds	70.9	(2.4)	0.7	1.9	71.1
Alternative Funds	1.3	—	—	0.1	1.4
Total Threadneedle Managed Assets	105.6	(3.0)	1.2	3.0	106.8
Less: Sub-Advised Eliminations	(4.3)	0.1	(0.2)	—	(4.4)
Total Managed Assets	$456.8	$(5.2)	$11.3	$3.0	$465.4

N/A Not applicable.

(1) Distributions of Retail Funds are included in market appreciation and other.

(2) Affiliated general account assets represent balance sheet assets from various affiliates managed and reported by Columbia.

Total segment assets under management declined $2.4 billion, or 1%, from a year ago to $463.0 billion as of March 31, 2012, driven by a decrease in Columbia managed assets, partially offset by an increase in Threadneedle managed assets. Columbia managed assets declined $19.0 billion, or 5%, from a year ago to $344.0 billion as of March 31, 2012, primarily due to net outflows, partially offset by market appreciation. Columbia retail net outflows of $2.9 billion in the first quarter of 2012 included $2.3 billion of low basis point, former parent company asset net outflows. Threadneedle managed assets increased $16.5 billion, or 15%, from a year ago to $123.3 billion as of March 31, 2012 due to net inflows and market appreciation. Threadneedle retail net inflows of $1.1 billion in the first quarter of 2012 were partially offset by institutional net outflows of $0.7 billion which included $0.8 billion of net outflows from the continued run-off of low-margin, long-standing insurance assets.

Management believes that operating measures, which exclude net realized gains or losses and integration charges for our Asset Management segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these operating measures in the Overview section above.

The following table presents the results of operations of our Asset Management segment on an operating basis:

	Three Months Ended March 31,
	2012	2011	Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$586	$620	$(34)	(5)%
Distribution fees	111	115	(4)	(3)
Net investment income	5	1	4	NM
Other revenues	9	2	7	NM
Total revenues	711	738	(27)	(4)
Banking and deposit interest expense	—	1	(1)	NM
Total net revenues	711	737	(26)	(4)

Expenses
Distribution expenses	274	275	(1)	—
Amortization of deferred acquisition costs	3	4	(1)	(25)
General and administrative expense	303	322	(19)	(6)
Total expenses	580	601	(21)	(3)
Operating earnings	$131	$136	$(5)	(4)%

NM Not Meaningful.

Our Asset Management segment pretax operating earnings, which exclude net realized gains or losses and integration charges, decreased $5 million, or 4%, to $131 million for the three months ended March 31, 2012 compared to $136 million for the prior year period reflecting a decline in assets under management, partially offset by lower expenses. Pretax operating margin was 18.4% for the three months ended March 31, 2012 compared to 18.5% for the prior year period.

Net Revenues

Net revenues decreased $26 million, or 4%, to $711 million for the three months ended March 31, 2012 compared to $737 million for the prior year period driven by a decline in assets under management.

Management and financial advice fees decreased $34 million, or 5%, to $586 million for the three months ended March 31, 2012 compared to $620 million for the prior year period driven by a decline in assets under management due to net outflows, partially offset by market appreciation.

Distribution fees decreased $4 million, or 3%, to $111 million for the three months ended March 31, 2012 compared to $115 million for the prior year period driven by a decline in assets under management due to net outflows, partially offset by market appreciation.

Expenses

Total expenses, which exclude integration charges, decreased $21 million, or 3%, to $580 million for the three months ended March 31, 2012 compared to $601 million for the prior year period due to a decrease in general and administrative expense.

General and administrative expense, which excludes integration charges, decreased $19 million, or 6%, to $303 million for the three months ended March 31, 2012 compared to $322 million for the prior year period primarily due to the impact of the change in Threadneedle’s estimated market valuation attributable to its employee incentive compensation program and Threadneedle’s partial refund of the 2011 industry-wide Financial Services Authority levy. General and administrative expense in the first quarter of 2012 included a benefit of $4 million from these items compared to an expense of $10 million in the prior year period.

Annuities

Our Annuities segment provides variable and fixed annuity products of RiverSource Life companies to retail clients. We provide our variable annuity products through our affiliated advisors. We provide our fixed annuity products through affiliated advisors as well as unaffiliated advisors through third-party distribution. Revenues for our variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for our fixed annuity products are primarily earned as net investment income on invested assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. We also earn net investment income on invested assets supporting reserves for immediate annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Intersegment revenues for this segment reflect fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of RiverSource Variable Series Trust, Columbia Funds Variable Insurance Trust, Columbia Funds Variable Insurance Trust I and Wanger Advisors Trust funds under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

Management believes that operating measures, which exclude net realized gains or losses and the market impact on variable annuity guaranteed living benefits, net of hedges and the related DSIC and DAC amortization, for our Annuities segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these operating measures in the Overview section above.

The following table presents the results of operations of our Annuities segment on an operating basis:

	Three Months Ended March 31,
	2012	2011	Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$160	$155	$5	3%
Distribution fees	76	76	—	—
Net investment income	293	323	(30)	(9)
Premiums	32	34	(2)	(6)
Other revenues	67	55	12	22
Total revenues	628	643	(15)	(2)
Banking and deposit interest expense	—	—	—	—
Total net revenues	628	643	(15)	(2)

Expenses
Distribution expenses	100	99	1	1
Interest credited to fixed accounts	171	173	(2)	(1)
Benefits, claims, losses and settlement expenses	78	97	(19)	(20)
Amortization of deferred acquisition costs	34	48	(14)	(29)
Interest and debt expense	1	—	1	—
General and administrative expense	55	54	1	2
Total expenses	439	471	(32)	(7)
Operating earnings	$189	$172	$17	10%

NM Not Meaningful.

Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed living benefits, net of hedges and the related DSIC and DAC amortization, increased $17 million, or 10%, to $189 million for the three months ended March 31, 2012 compared to $172 million for the prior year period primarily due to higher variable annuity fees, the impact of variable annuity model updates and enhancements, and the market impact on DAC and DSIC amortization, partially offset by a decline in net investment income reflecting dividends paid to the holding company in 2011 and low interest rates impacting both the variable and fixed businesses.

Net Revenues

Net revenues, which exclude net realized gains or losses, decreased $15 million, or 2%, to $628 million for the three months ended March 31, 2012 compared to $643 million for the prior year period primarily due to a decline in net investment income reflecting dividends paid to the holding company in 2011 and low interest rates, partially offset by higher fee revenue from increased variable annuity separate account balances and higher fees from variable annuity guarantees.

Management and financial advice fees increased $5 million, or 3%, to $160 million for the three months ended March 31, 2012 compared to $155 million for the prior year period due to higher fees on variable annuities driven by higher separate account balances. Average variable annuities contract accumulation values increased $1.6 billion, or 3%, from the prior year period primarily due to market appreciation. Variable annuity net inflows in the Ameriprise channel declined 3% from the prior year period to $333 million as we raised rider fees during the quarter and announced a new product launch in the second quarter of 2012.

Net investment income, which excludes net realized gains or losses, decreased $30 million, or 9%, to $293 million for the three months ended March 31, 2012 compared to $323 million for the prior year period reflecting dividends paid to the holding company in 2011 and low interest rates.

Other revenues increased $12 million, or 22%, to $67 million for the three months ended March 31, 2012 compared to $55 million for the prior year period due to higher fees from variable annuity guarantees primarily driven by higher account values, as well as higher fee rates.

Expenses

Total expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges and the related DSIC and DAC amortization, decreased $32 million, or 7%, to $439 million for the three months ended March 31, 2012 compared to $471 million for the prior year period primarily due to the market impact on DAC and DSIC amortization and variable annuity model updates and enhancements.

Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges and the related DSIC amortization, decreased $19 million, or 20%, to $78 million for the three months ended March 31, 2012 compared to $97 million for the prior year period due to variable annuity model updates and enhancements, as well as the market impact to DSIC amortization. The impact of variable annuity model updates and enhancements was a $23 million benefit in the first quarter of 2012 compared to a $7 million benefit for the prior year period. The market impact to DSIC was a benefit of $6 million in the first quarter of 2012 compared to a benefit of $3 million in the prior year period.

Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, decreased $14 million, or 29%, to $34 million for the three months ended March 31, 2012 compared to $48 million for the prior year period primarily due to the market impact on amortization of DAC. The market impact on amortization of DAC was a benefit of $18 million in the first quarter of 2012 compared to a benefit of $7 million in the prior year period. The impact of variable annuity model updates and enhancements was a $3 million expense in both the first quarter of 2012 and 2011.

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

Management believes that operating measures, which exclude net realized gains or losses for our Protection segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these operating measures in the Overview section above.

The following table presents the results of operations of our Protection segment on an operating basis:

	Three Months Ended March 31,
	2012	2011	Change
	(in millions, unaudited)
Revenues
Management and financial advice fees	$14	$14	$—	—%
Distribution fees	23	23	—	—
Net investment income	106	107	(1)	(1)
Premiums	273	262	11	4
Other revenues	107	110	(3)	(3)
Total revenues	523	516	7	1
Banking and deposit interest expense	1	—	1	—
Total net revenues	522	516	6	1

Expenses
Distribution expenses	15	14	1	7
Interest credited to fixed accounts	35	35	—	—
Benefits, claims, losses and settlement expenses	265	259	6	2
Amortization of deferred acquisition costs	30	29	1	3
General and administrative expense	70	68	2	3
Total expenses	415	405	10	2
Operating earnings	$107	$111	$(4)	(4)%

Our Protection segment pretax operating income, which excludes net realized gains or losses, decreased $4 million, or 4%, to $107 million for the three months ended March 31, 2012, compared to $111 million for the prior year period as the improvement in auto and home results was more than offset by a decline in the long term care portion of life and health insurance earnings.

Net Revenues

Net revenues, which exclude net realized gains or losses, increased $6 million, or 1%, to $522 million for the three months ended March 31, 2012 compared to $516 million for the prior year period due to Auto and Home premium growth.

Premiums increased $11 million, or 4%, to $273 million for the three months ended March 31, 2012 compared to $262 million for the prior year period due to growth in Auto and Home premiums driven by higher volumes, partially offset by a modest decline in life insurance in force. Auto and Home policy counts increased 7% period-over-period.

Other revenues decreased $3 million, or 3%, to $107 million for the three months ended March 31, 2012 compared to $110 million for the prior year period due to higher reinsurance costs for universal life products.

Expenses

Total expenses increased $10 million, or 2%, to $415 million for the three months ended March 31, 2012 compared to $405 million for the prior year period primarily due to an increase in benefits, claims, losses and settlement expenses.

Benefits, claims, losses and settlement expenses increased $6 million, or 2%, to $265 million for the three months ended March 31, 2012 compared to $259 million for the prior year period primarily due to higher long term care claims.

Corporate & Other

Our Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment excludes revenues and expenses of the CIEs.

Management believes that operating measures, which exclude net realized gains or losses and the impact of consolidating CIEs for our Corporate & Other segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these operating measures in the Overview section above.

The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Three Months Ended March 31,
	2012	2011	Change
	(in millions, unaudited)
Revenues
Net investment income (loss)	$4	$(7)	$11	NM
Other revenues	4	1	3	NM
Total revenues	8	(6)	14	NM
Banking and deposit interest expense	—	—	—	—%
Total net revenues	8	(6)	14	NM

Expenses
Interest and debt expense	22	25	(3)	(12)
General and administrative expense	51	34	17	50
Total expenses	73	59	14	(24)
Operating loss	$(65)	$(65)	$—	—%

NM Not Meaningful.

Our Corporate & Other segment pretax operating loss excludes net realized gains or losses and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss was $65 million for both the three months ended March 31, 2012 and 2011.

Net revenues, which exclude revenues or losses of CIEs and net realized gains or losses, increased $14 million to $8 million for the three months ended March 31, 2012 compared to a loss of $6 million for the prior year period primarily due to an increase in net investment income.

Net investment income, which excludes net investment income or loss of the CIEs and net realized gains or losses, was $4 million for the three months ended March 31, 2012 compared to a loss of $7 million for the prior year period reflecting dividends paid to the holding company in 2011.

Total expenses, which exclude expenses of CIEs, increased $14 million, or 24%, to $73 million for the three months ended March 31, 2012 compared to $59 million for the prior year period due to an increase in general and administrative expense.

General and administrative expense, which excludes expenses of the CIEs, increased $17 million, or 50%, to $51 million for the three months ended March 31, 2012 compared to $34 million for the prior year period primarily due to higher investment spending.

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

The following tables present our estimate of the impact on pretax income from these hypothetical market movements as of March 31, 2012:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(188)	$5	$(183)
DAC and DSIC amortization (2) (3)	(82)	—	(82)
Variable annuity riders:
GMDB and GMIB (3)	(50)	—	(50)
GMWB	(80)	83	3
GMAB	(45)	49	4
DAC and DSIC amortization (4)	N/A	N/A	(1)
Total variable annuity riders	(175)	132	(44)
Equity indexed annuities	1	(1)	—
Stock market certificates	4	(4)	—
Total	$(440)	$132	$(309)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(39)	$—	$(39)
Variable annuity riders:
GMWB	488	(505)	(17)
GMAB	40	(41)	(1)
DAC and DSIC amortization (4)	N/A	N/A	2
Total variable annuity riders	528	(546)	(16)
Fixed annuities, fixed portion of variable annuities and fixed insurance products	37	—	37
Brokerage client cash balances	84	—	84
Flexible savings and other fixed rate savings products	26	—	26
Total	$636	$(546)	$92

N/A  Not Applicable.

(1)	Excludes incentive income which is impacted by market and fund performance during the period and cannot be readily estimated.
(2)	Market impact on DAC and DSIC amortization resulting from lower projected profits.
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

The above results compare to an estimated negative net impact to pretax income of $319 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $61 million related to a 100 basis point increase in interest rates as of December 31, 2011. The change in interest rate sensitivity at March 31, 2012 compared to December 31, 2011 is primarily due to a decrease in interest rates.

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

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2012. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $156 million, net of DAC and DSIC amortization and income taxes, based on March 31, 2012 credit spreads.

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during the three months ended March 31, 2012. At March 31, 2012, we had $2.3 billion in cash and cash equivalents compared to $2.8 billion at December 31, 2011. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that expires in November 2015. Under the terms of the underlying credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this credit facility and had $2 million of outstanding letters of credit at March 31, 2012. Our junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at both March 31, 2012 and December 31, 2011.

Our subsidiaries, Ameriprise Bank, FSB and RiverSource Life Insurance Company (“RiverSource Life”), are members of the Federal Home Loan Bank (“FHLB”) of Des Moines, which provides these subsidiaries with access to collateralized borrowings. As of March 31, 2012, we had no borrowings from the FHLB. We enter into repurchase agreements to reduce reinvestment risk from higher levels of expected annuity net cash flows. Repurchase agreements allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at March 31, 2012 was $504 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

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

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(in millions)
RiverSource Life(1)(2)	$3,296	$3,058	N/A	$619
RiverSource Life of NY(1)(2)	272	254	N/A	41
IDS Property Casualty(1)(3)	446	431	$151	148
Ameriprise Insurance Company(1)(3)	42	41	2	2
ACC(4)(5)	157	164	149	151
Threadneedle(6)	275	218	159	170
Ameriprise Bank, FSB(7)	419	402	403	391
AFSI(3)(4)	99	115	2	2
Ameriprise Captive Insurance Company(3)	45	43	20	16
Ameriprise Trust Company(3)	46	44	44	41
AEIS(3)(4)	121	122	38	42
RiverSource Distributors, Inc.(3)(4)	25	27	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	26	30	#	#

NA  Not applicable.

#	Amounts are less than $1 million.
(1)	Actual capital is determined on a statutory basis.
(2)	Regulatory capital requirement is based on the statutory risk-based capital filing.
(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of March 31, 2012 and December 31, 2011.
(4)	Actual capital is determined on an adjusted GAAP basis.
(5)	ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.
(6)

Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The actual capital and the regulatory capital requirements at March 31, 2012 represent management’s assessment at December 31, 2011 of the risk based requirements, as specified by FSA regulations and submitted to the FSA in March 2012.

(7)	Ameriprise Bank is required to maintain capital in compliance with the Office of the Comptroller of Currency (“OCC”) regulations and policies.

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

During the three months ended March 31, 2012, the parent holding company received cash dividends or a return of capital from its subsidiaries of $311 million (including $225 million from RiverSource Life) and contributed cash to its subsidiaries of $15 million. During the three months ended March 31, 2011, the parent holding company received cash dividends or a return of capital from its subsidiaries of $295 million (including $200 million from RiverSource Life) and contributed cash to its subsidiaries of $27 million.

Dividends Paid to Shareholders and Share Repurchases

We paid regular quarterly dividends to our shareholders totaling $64 million and $46 million for the three months ended March 31, 2012 and 2011, respectively. On April 23, 2012, our Board of Directors declared a quarterly dividend of $0.35 per common share. The dividend will be paid on May 18, 2012 to our shareholders of record at the close of business on May 4, 2012.

On June 15, 2011, we announced that our Board of Directors authorized an expenditure of up to $2.0 billion for the repurchase of shares of our common stock through June 28, 2013. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the three months ended March 31, 2012, we repurchased a total of 5.4 million shares of our common stock at an average price of $55.86 per share. As of March 31, 2012, we had $1.2 billion remaining under our share repurchase authorization.

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

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012 increased $160 million to $175 million compared to $15 million for the three months ended March 31, 2011. Net cash provided by operating activities for the three months ended March 31, 2012 included a positive impact of $14 million related to CIEs compared to a negative impact of $400 million in the prior year period. In the first quarter of 2012, operating cash decreased $526 million due to a decrease in net cash collateral held related to derivative instruments compared to an increase of $9 million in the prior year period due to the change in market value of our net over-the-counter derivatives after master netting arrangements. See Note 11 to our Consolidated Financial Statements for further information on our derivative instruments and collateral arrangements. Cash provided by operating activities for the first quarter of 2012 included income taxes received of $79 million compared to income taxes paid of $10 million in the prior year period. Cash provided by operating activities for the first quarter of 2012 also increased $123 million compared to the prior year period due to fluctuations in receivables associated with the timing of settlement of derivative transactions.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.

Net cash used in investing activities increased $161 million to $234 million for the three months ended March 31, 2012 compared to $73 million for the three months ended March 31, 2011, primarily due to a decrease in proceeds from sales, maturities and repayments of investments by CIEs, partially offset by a decrease in cash used to purchase investments by CIEs. Cash used to purchase Available-for-Sale securities decreased $850 million compared to the prior year period and cash proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities decreased $780 million compared to the prior year period.

Financing Activities

Net cash used in financing activities increased $70 million to $417 million for the three months ended March 31, 2012 compared to $347 million for the three months ended March 31, 2011 due to net cash inflows related to policyholder and contractholder account values of $48 million for the first quarter of 2012 compared to net cash outflows of $126 million for the prior year period driven by lower fixed annuity net outflows, higher sales of universal life products and lower surrenders of universal life products compared to the prior year period. This increase was partially offset by a $95 million decrease in cash provided by other banking deposits compared to the prior year period. A decrease in cash of $100 million from the change in repurchase agreements compared to the period year period was offset by a $101 million increase in cash due to lower repurchases of common stock compared to the prior year period.

Contractual Commitments

There have been no material changes to our contractual obligations disclosed in our 2011 10-K.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements disclosed in our 2011 10-K.

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

Such factors include, but are not limited to:

•                 conditions in the interest rate, credit default, equity market and foreign exchange environments, including changes in valuations, liquidity and volatility;

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

Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of our 2011 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in this report is incorporated herein by reference. These disclosures should be read in conjunction with the “Quantitative and Qualitative Disclosures About Market Risk” discussion included as Part II, Item 7A of our Annual Report on Form 10-K for 2011 filed with the SEC on February 24, 2012.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2012.

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

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of our 2011 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2012
Share repurchase program(1)	759,682	$52.62	759,682	$1,431,171,265
Employee transactions(2)	76,525	$49.65	N/A	N/A

February 1 to February 29, 2012
Share repurchase program(1)	1,230,945	$55.64	1,230,945	$1,362,676,266
Employee transactions(2)	218,610	$53.55	N/A	N/A

March 1 to March 31, 2012
Share repurchase program(1)	3,385,667	$56.66	3,385,667	$1,170,842,314
Employee transactions(2)	—	$—	N/A	N/A

Totals
Share repurchase program	5,376,294	$55.86	5,376,294
Employee transactions	295,135	$52.54	N/A
	5,671,429		5,376,294

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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: May 10, 2012	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date: May 10, 2012	By	/s/ David K. Stewart
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

Exhibit	Description
3.1	Amended Restated Certificate of Incorporation of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 1-32525, filed on April 30, 2010).

3.2	Amended and Restated Bylaws of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, File No. 1-32525, filed on April 26, 2012).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Form 10 Registration Statement, File No. 1-32525, filed on August 19, 2005).

Other instruments defining the rights of holders of long-term debt securities of the registrant are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The registrant agrees to furnish copies of these instruments to the SEC upon request.

10.1

Form of Indemnification Agreement for Directors, Chief Executive Officer, Chief Financial Officer, General Counsel and Principal Accounting Officer and any other officers from time to time designated by the Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on April 26, 2012).

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

101*

The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (iv) Consolidated Statements of Equity for the three months ended March 31, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements.

E-1