Form 10-Q
period 2012-06-30
AMERIPRISE FINANCIAL INC
filed 2012-08-08
CIK 820027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2012
Common Stock (par value $.01 per share)	210,728,566 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Management and financial advice fees	$1,152	$1,172	$2,284	$2,309
Distribution fees	396	416	798	813
Net investment income	472	498	1,003	1,013
Premiums	302	312	603	604
Other revenues	202	236	408	440
Total revenues	2,524	2,634	5,096	5,179
Banking and deposit interest expense	10	11	21	24
Total net revenues	2,514	2,623	5,075	5,155
Expenses
Distribution expenses	663	659	1,329	1,293
Interest credited to fixed accounts	209	212	415	420
Benefits, claims, losses and settlement expenses	396	405	888	788
Amortization of deferred acquisition costs	99	89	130	164
Interest and debt expense	72	75	141	150
General and administrative expense	776	774	1,551	1,545
Total expenses	2,215	2,214	4,454	4,360
Income from continuing operations before income tax provision	299	409	621	795
Income tax provision	128	118	201	210
Income from continuing operations	171	291	420	585
Loss from discontinued operations, net of tax	(1)	(4)	(2)	(75)
Net income	170	287	418	510
Less: Net loss attributable to noncontrolling interests	(53)	(28)	(49)	(46)
Net income attributable to Ameriprise Financial	$223	$315	$467	$556

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$1.01	$1.30	$2.09	$2.54
Loss from discontinued operations	—	(0.02)	(0.01)	(0.30)
Net income	$1.01	$1.28	$2.08	$2.24
Diluted
Income from continuing operations	$0.99	$1.27	$2.05	$2.48
Loss from discontinued operations	—	(0.02)	(0.01)	(0.30)
Net income	$0.99	$1.25	$2.04	$2.18

Cash dividends declared per common share	$0.35	$0.23	$0.35	$0.41

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(14)	$(43)	$(19)	$(43)
Portion of loss recognized in other comprehensive income (before taxes)	6	27	5	25
Net impairment losses recognized in net investment income	$(8)	$(16)	$(14)	$(18)

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$170	$287	$418	$510
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(21)	(1)	10	27
Net unrealized gains on securities:
Net unrealized securities gains arising during the period	156	187	237	125
Reclassification of net securities (gains) losses included in net income	4	(3)	5	(2)
Impact on deferred acquisition costs, deferred sales inducement costs, benefit reserves and reinsurance recoverables	(59)	(61)	(62)	(36)
Total net unrealized gains on securities	101	123	180	87
Net unrealized gains (losses) on derivatives:
Net unrealized derivative gains arising during the period	—	—	10	1
Reclassification of net derivative gains included in net income	—	(18)	(1)	(22)
Total net unrealized gains (losses) on derivatives	—	(18)	9	(21)
Total other comprehensive income, net of tax	80	104	199	93
Total comprehensive income	250	391	617	603
Less: Comprehensive loss attributable to noncontrolling interests	(64)	(28)	(41)	(32)
Comprehensive income attributable to Ameriprise Financial	$314	$419	$658	$635

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$2,721	$2,781
Cash of consolidated investment entities	551	470
Investments	38,874	38,775
Investments of consolidated investment entities, at fair value	4,690	4,789
Separate account assets	69,303	66,780
Receivables	5,499	5,559
Receivables of consolidated investment entities (includes $23 and $39, respectively, at fair value)	38	59
Deferred acquisition costs	2,431	2,440
Restricted and segregated cash and investments	1,763	1,793
Other assets	8,319	7,751
Other assets of consolidated investment entities, at fair value	1,081	1,110
Total assets	$135,270	$132,307

Liabilities and Equity
Liabilities:
Future policy benefits and claims	$31,675	$31,710
Separate account liabilities	69,303	66,780
Customer deposits	10,079	9,850
Short-term borrowings	498	504
Long-term debt	2,403	2,393
Debt of consolidated investment entities (includes $4,726 and $4,712, respectively, at fair value)	5,213	5,178
Accounts payable and accrued expenses	978	1,048
Accounts payable and accrued expenses of consolidated investment entities	24	17
Other liabilities	5,376	5,033
Other liabilities of consolidated investment entities (includes $75 and $85, respectively, at fair value)	108	100
Total liabilities	125,657	122,613

Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 305,475,256 and 303,757,574, respectively)	3	3
Additional paid-in capital	6,287	6,237
Retained earnings	5,990	5,603
Appropriated retained earnings of consolidated investment entities	394	428
Treasury shares, at cost (92,788,323 and 81,814,591 shares, respectively)	(4,611)	(4,034)
Accumulated other comprehensive income, net of tax	942	751
Total Ameriprise Financial, Inc. shareholders’ equity	9,005	8,988
Noncontrolling interests	608	706
Total equity	9,613	9,694
Total liabilities and equity	$135,270	$132,307

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in millions, except share data)

	Ameriprise Financial, Inc.
					Appropriated			Total
					Retained			Ameriprise
					Earnings of		Accumulated	Financial,
	Number of		Additional		Consolidated		Other Com-	Inc.	Non-
	Outstanding	Common	Paid-In	Retained	Investment	Treasury	prehensive	Shareholders’	controlling
	Shares	Shares	Capital	Earnings	Entities	Shares	Income	Equity	Interests	Total
Balances at January 1, 2011, previously reported	246,697,892	$3	$6,029	$6,190	$558	$(2,620)	$565	$10,725	$560	$11,285
Cumulative effect of change in accounting policies, net of tax	—	—	—	(1,420)	—	—	85	(1,335)	—	(1,335)
Balances at January 1, 2011, as adjusted	246,697,892	3	6,029	4,770	558	(2,620)	650	9,390	560	9,950
Comprehensive income:
Net income (loss)	—	—	—	556	—	—	—	556	(46)	510
Other comprehensive income, net of tax	—	—	—	—	—	—	79	79	14	93
Total comprehensive income (loss)								635	(32)	603
Net loss reclassified to appropriated retained earnings	—	—	—	—	(64)	—	—	(64)	64	—
Dividends to shareholders	—	—	—	(103)	—	—	—	(103)	—	(103)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	101	101
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(36)	(36)
Repurchase of common shares	(12,972,436)	—	—	—	—	(780)	—	(780)	—	(780)
Share-based compensation plans	3,334,761	—	79	(8)	—	81	—	152	23	175
Balances at June 30, 2011	237,060,217	$3	$6,108	$5,215	$494	$(3,319)	$729	$9,230	$680	$9,910

Balances at January 1, 2012	221,942,983	$3	$6,237	$5,603	$428	$(4,034)	$751	$8,988	$706	$9,694
Comprehensive income:
Net income (loss)	—	—	—	467	—	—	—	467	(49)	418
Other comprehensive income, net of tax	—	—	—	—	—	—	191	191	8	199
Total comprehensive income (loss)								658	(41)	617
Net loss reclassified to appropriated retained earnings	—	—	—	—	(26)	—	—	(26)	26	—
Dividends to shareholders	—	—	—	(80)	—	—	—	(80)	—	(80)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	62	62
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(149)	(149)
Repurchase of common shares	(12,773,495)	—	—	—	—	(666)	—	(666)	—	(666)
Share-based compensation plans	3,517,445	—	50	—	—	89	—	139	4	143
Other	—	—	—	—	(8)	—	—	(8)	—	(8)
Balances at June 30, 2012	212,686,933	$3	$6,287	$5,990	$394	$(4,611)	$942	$9,005	$608	$9,613

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$418	$510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	110	67
Deferred income tax expense	5	48
Share-based compensation	66	80
Net realized investment gains	(7)	(21)
Net unrealized trading losses	1	1
Loss from equity method investments	9	12
Other-than-temporary impairments and provision for loan losses	17	24
Net loss of consolidated investment entities	61	51
Changes in operating assets and liabilities:
Restricted and segregated cash and investments	62	(14)
Deferred acquisition costs	(26)	(7)
Other investments, net	15	(73)
Future policy benefits and claims, net	69	15
Receivables	(39)	(157)
Brokerage deposits	(68)	48
Accounts payable and accrued expenses	(71)	(75)
Derivatives collateral, net	(372)	61
Cash held by consolidated investment entities	(81)	(7)
Investment properties of consolidated investment entities	(11)	(181)
Other operating assets and liabilities of consolidated investment entities, net	26	21
Other, net	284	255
Net cash provided by operating activities	468	658

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	150	644
Maturities, sinking fund payments and calls	2,335	3,025
Purchases	(2,367)	(4,111)
Proceeds from sales, maturities and repayments of commercial mortgage loans	135	112
Funding of commercial mortgage loans	(106)	(62)
Proceeds from sales of other investments	98	88
Purchase of other investments	(206)	(151)
Purchase of investments by consolidated investment entities	(909)	(1,785)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	1,150	1,949
Purchase of land, buildings, equipment and software	(99)	(89)
Change in consumer banking loans and credit card receivables, net	(1)	(216)
Other, net	(7)	—
Net cash provided by (used in) investing activities	173	(596)

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(in millions)

	Six Months Ended June 30,
	2012	2011
	(in millions)
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	$427	$487
Maturities, withdrawals and cash surrenders	(472)	(750)
Change in other banking deposits	349	864
Policyholder and contractholder account values:
Consideration received	748	626
Net transfers to separate accounts	(24)	(59)
Surrenders and other benefits	(620)	(712)
Deferred premium options, net	(172)	(125)
Repayments of debt	—	(6)
Change in short-term borrowings, net	(7)	108
Dividends paid to shareholders	(139)	(103)
Repurchase of common shares	(666)	(795)
Exercise of stock options	45	49
Excess tax benefits from share-based compensation	28	37
Borrowings by consolidated investment entities	83	121
Repayments of debt by consolidated investment entities	(194)	(180)
Noncontrolling interests investments in subsidiaries	62	101
Distributions to noncontrolling interests	(149)	(36)
Other, net	(2)	(1)
Net cash used in financing activities	(703)	(374)
Effect of exchange rate changes on cash	2	4
Net decrease in cash and cash equivalents	(60)	(308)
Cash and cash equivalents at beginning of period	2,781	2,861
Cash and cash equivalents at end of period	$2,721	$2,553

Supplemental Disclosures:
Interest paid before consolidated investment entities	$95	$104
Income taxes paid, net	131	223
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	22	111

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

In the second quarter of 2012, the Company made a correction for a tax item related to prior periods, which resulted in a $32 million decrease to net income attributable to Ameriprise Financial. During the quarter, the Company discovered it had received incomplete data from a third-party service provider for securities lending activities that resulted in the miscalculation of the Company’s dividend received deduction and foreign tax credit, which resulted in an understatement of taxes payable and an overstatement of reported earnings in prior periods. Management has determined that the effect of this correction is not material to the Consolidated Financial Statements for all current and prior periods. The Company has resolved the data issue and has stopped the securities lending that negatively impacted its tax position.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

On January 1, 2012, the Company retrospectively adopted the new accounting standard for deferred acquisition costs (“DAC”) for insurance and annuity products. See Note 2 and Note 6 for further information on the new accounting standard and the resulting changes in the Company’s accounting policies on the deferral of acquisition costs. The following tables present the effect of the change on affected financial statement line items for prior periods retrospectively adjusted.

	Three Months Ended June 30, 2011
	Previously
	Reported	Effect of Change	As Adjusted
	(in millions)
Revenues
Total net revenues	$2,623	$—	$2,623
Expenses
Distribution expenses	643	16	659
Interest credited to fixed accounts	212	—	212
Benefits, claims, losses and settlement expenses	406	(1)	405
Amortization of deferred acquisition costs	138	(49)	89
Interest and debt expense	75	—	75
General and administrative expense	750	24	774
Total expenses	2,224	(10)	2,214
Income from continuing operations before income tax provision	399	10	409
Income tax provision	114	4	118
Income from continuing operations	285	6	291
Loss from discontinued operations, net of tax	(4)	—	(4)
Net income	281	6	287
Less: Net loss attributable to noncontrolling interests	(28)	—	(28)
Net income attributable to Ameriprise Financial	$309	$6	$315

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$1.28	$0.02	$1.30
Loss from discontinued operations	(0.02)	—	(0.02)
Net income	$1.26	$0.02	$1.28
Diluted
Income from continuing operations	$1.25	$0.02	$1.27
Loss from discontinued operations	(0.02)	—	(0.02)
Net income	$1.23	$0.02	$1.25

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Six Months Ended June 30, 2011
	Previously
	Reported	Effect of Change	As Adjusted
	(in millions)
Revenues
Total net revenues	$5,155	$—	$5,155
Expenses
Distribution expenses	1,262	31	1,293
Interest credited to fixed accounts	419	1	420
Benefits, claims, losses and settlement expenses	788	—	788
Amortization of deferred acquisition costs	254	(90)	164
Interest and debt expense	150	—	150
General and administrative expense	1,496	49	1,545
Total expenses	4,369	(9)	4,360
Income from continuing operations before income tax provision	786	9	795
Income tax provision	207	3	210
Income from continuing operations	579	6	585
Loss from discontinued operations, net of tax	(75)	—	(75)
Net income	504	6	510
Less: Net loss attributable to noncontrolling interests	(46)	—	(46)
Net income attributable to Ameriprise Financial	$550	$6	$556

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$2.51	$0.03	$2.54
Loss from discontinued operations	(0.30)	—	(0.30)
Net income	$2.21	$0.03	$2.24
Diluted
Income from continuing operations	$2.46	$0.02	$2.48
Loss from discontinued operations	(0.30)	—	(0.30)
Net income	$2.16	$0.02	$2.18

	December 31, 2011
	Previously
	Reported	Effect of Change	As Adjusted
	(in millions)
Assets
Deferred acquisition costs	$4,402	$(1,962)	$2,440
Other assets	7,468	283	7,751
Total assets	133,986	(1,679)	132,307
Liabilities and Equity
Liabilities:
Future policy benefits and claims	31,723	(13)	31,710
Other liabilities	5,432	(399)	5,033
Total liabilities	123,025	(412)	122,613
Equity:
Retained earnings	6,983	(1,380)	5,603
Accumulated other comprehensive income, net of tax	638	113	751
Total equity	10,961	(1,267)	9,694
Total liabilities and equity	$133,986	$(1,679)	$132,307

	December 31, 2010
	Previously
	Reported	Effect of Change	As Adjusted
	(in millions)
Retained earnings	$6,190	$(1,420)	$4,770
Accumulated other comprehensive income, net of tax	565	85	650
Total equity	$11,285	$(1,335)	$9,950

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

In addition, the Company may invest in structured investments including VIEs for which it is not the sponsor. These structured investments typically invest in fixed income instruments and are managed by third parties and include asset backed securities, commercial mortgage backed securities and residential mortgage backed securities. The Company includes these investments in Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to its relative size, position in the capital structure of these entities and the Company’s lack of power over the structures. The Company’s maximum exposure to loss as a result of its investment in structured investments that it does not consolidate is limited to its carrying value. The Company has no obligation to provide further financial or other support to these structured investments nor has the Company provided any support to these structured investments. See Note 4 for additional information about these structured investments.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Fair Value of Assets and Liabilities

The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$280	$4	$284
Common stocks	89	27	12	128
Other structured investments	—	57	—	57
Syndicated loans	—	4,052	169	4,221
Total investments	89	4,416	185	4,690
Receivables	—	23	—	23
Other assets	—	1	1,080	1,081
Total assets at fair value	$89	$4,440	$1,265	$5,794
Liabilities
Debt	$—	$—	$4,726	$4,726
Other liabilities	—	75	—	75
Total liabilities at fair value	$—	$75	$4,726	$4,801

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$314	$4	$318
Common stocks	75	25	13	113
Other structured investments	—	54	—	54
Syndicated loans	—	3,962	342	4,304
Total investments	75	4,355	359	4,789
Receivables	—	39	—	39
Other assets	—	2	1,108	1,110
Total assets at fair value	$75	$4,396	$1,467	$5,938
Liabilities
Debt	$—	$—	$4,712	$4,712
Other liabilities	—	85	—	85
Total liabilities at fair value	$—	$85	$4,712	$4,797

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Corporate
	Debt	Common	Syndicated		Other
	Securities	Stocks	Loans		Assets		Debt
			(in millions)
Balance, April 1, 2012	$4	$8	$195		$1,035		$(4,769)
Total gains (losses) included in:
Net income	—	—	1	(1)	(25	)(2)	(16	)(1)
Other comprehensive income	—	—	—		(19)		—
Purchases	—	—	27		96		—
Sales	—	(2)	(2)		(7)		—
Settlements	—	—	(32)		—		59
Transfers into Level 3	—	12	41		—		—
Transfers out of Level 3	—	(6)	(61)		—		—
Balance, June 30, 2012	$4	$12	$169		$1,080		$(4,726)
Changes in unrealized losses included in income relating to assets and liabilities held at June 30, 2012	$—	$—	$(1	)(1)	$(27	)(2)	$(15	)(1)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in other revenues in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Corporate			Other
	Debt	Common		Structured	Syndicated	Other
	Securities	Stocks		Investments	Loans	Assets	Debt
	(in millions)
Balance, April 1, 2011	$6	$26		$—	$216	$920	$(5,333)
Total gains (losses) included in:
Net income	—	(1	)(1)	—	—	—	(31	)(1)
Other comprehensive income	—	—		—	—	1	—
Purchases	—	—		3	68	184	—
Sales	—	—		—	(4)	—	—
Issues	—	—		—	—	—	(17)
Settlements	—	—		—	(54)	—	147
Transfers into Level 3	—	3		—	67	—	—
Transfers out of Level 3	—	(5)		—	(47)	(8)	—
Balance, June 30, 2011	$6	$23		$3	$246	$1,097	$(5,234)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at June 30, 2011	$—	$(1	)(1)	$—	$1 (1)	$—	$(27	)(1)

(1) Included in net investment income in the Consolidated Statements of Operations.

	Corporate
	Debt	Common		Syndicated		Other
	Securities	Stocks		Loans		Assets		Debt
	(in millions)
Balance, January 1, 2012	$4	$13		$342		$1,108		$(4,712)
Total gains (losses) included in:
Net income	—	(1	)(1)	4	(1)	(52	)(2)	(141	)(1)
Other comprehensive income	—	—		—		13		—
Purchases	—	6		34		108		—
Sales	—	(4)		(7)		(97)		—
Issues	—	—		—		—		—
Settlements	—	—		(62)		—		127
Transfers into Level 3	—	13		127		—		—
Transfers out of Level 3	—	(15)		(269)		—		—
Balance, June 30, 2012	$4	$12		$169		$1,080		$(4,726)
Changes in unrealized losses included in income relating to assets and liabilities held at June 30, 2012	$—	$—	(1)	$(1	)(1)	$(61	)(2)	$(140	)(1)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in other revenues in the Consolidated Statements of Operations.

	Corporate			Other
	Debt	Common		Structured		Syndicated	Other
	Securities	Stocks		Investments		Loans	Assets		Debt
	(in millions)
Balance, January 1, 2011	$6	$11		$22		$—	$887		$(5,171)
Total gains (losses) included in:
Net income	—	5	(1)	(1	)(1)	4 (1)	4	(2)	(215	)(1)
Other comprehensive income	—	—		—		—	25		—
Purchases	—	—		3		93	196		—
Sales	(1)	—		—		(6)	(15)		—
Issues	—	—		—		—	—		(27)
Settlements	—	—		—		(56)	1		179
Transfers into Level 3	1	14		—		258	7		—
Transfers out of Level 3	—	(7)		(21)		(47)	(8)		—
Balance, June 30, 2011	$6	$23		$3		$246	$1,097		$(5,234)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at June 30, 2011	$—	$3	(1)	$(1	)(1)	$3 (1)	$(1	)(1)	$(211	)(1)

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

The following table provides a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities held by consolidated investment entities at June 30, 2012:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(in millions)

Other assets	$1,080	Discounted cash	Equivalent yield	4.3% - 10.8% (7.1%)
		flow/market comparables	Expected rental value	$4 - $298 ($21)
(per square foot)

Debt	$4,726	Discounted cash flow	Annual default rate	2.5% - 4.5% (2.5%)
			Discount rate	2.2% - 45.0% (3.8%)
			Constant prepayment rate	5.0% - 10.0% (9.6%)
			Loss recovery	36.4% - 63.6% (62.0%)

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

In consideration of the above, management is responsible for the fair values recorded on the financial statements. Prices received from third party pricing services are subjected to exception reporting that identifies loans with significant daily price movements as well as no movements. The Company reviews the exception reporting and resolves the exceptions through reaffirmation of the price or recording an appropriate fair value estimate. The Company also performs subsequent transaction testing. The Company performs annual due diligence of the third party pricing services. The Company’s due diligence procedures include assessing the vendor’s valuation qualifications, control environment, analysis of asset-class specific valuation methodologies and understanding of sources of market observable assumptions and unobservable assumptions, if any, employed in the valuation methodology. The Company also considers the results of its exception reporting controls and any resulting price challenges that arise.

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

The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	June 30, 2012	December 31, 2011
	(in millions)
Syndicated loans
Unpaid principal balance	$4,402	$4,548
Excess unpaid principal over fair value	(181)	(244)
Fair value	$4,221	$4,304

Fair value of loans more than 90 days past due	$20	$18
Fair value of loans in nonaccrual status	20	18
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	25	16

Debt
Unpaid principal balance	$5,208	$5,335
Excess unpaid principal over fair value	(482)	(623)
Fair value	$4,726	$4,712

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Total net losses recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(35) million and $(33) million for the three months ended June 30, 2012 and 2011, respectively. Total net losses recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(26) million and $(66) million for the six months ended June 30, 2012 and 2011, respectively. The majority of the syndicated loans and debt have floating rates; as such, changes in their fair values are primarily attributable to changes in credit spreads.

Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(in millions)
Debt of consolidated CDOs due 2012-2021	$4,726	$4,712	1.0%	0.9%
Floating rate revolving credit borrowings due 2014	355	378	3.1	3.2
Floating rate revolving credit borrowings due 2015	109	88	2.8	3.0
Floating rate revolving credit borrowings due 2017	23	—	4.8	—
Total	$5,213	$5,178

The debt of the consolidated CDOs has both fixed and floating interest rates, which range from 0% to 13.2%. The interest rates on the debt of consolidated investment entities are weighted average rates based on the outstanding principal and contractual interest rates. The carrying value of the debt of the consolidated CDOs represents the fair value of the aggregate debt. The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt of certain consolidated pooled investment vehicles managed by Threadneedle. The fair value of this debt was $487 million and $466 million as of June 30, 2012 and December 31, 2011, respectively. The consolidated pooled investment vehicles have entered into interest rate swaps and collars to manage the interest rate exposure on the floating rate revolving credit borrowings. The fair value of these derivative instruments was a liability of $18 million and $20 million as of June 30, 2012 and December 31, 2011, respectively. The overall effective interest rate reflecting the impact of the derivative contracts was 4.9% and 5.0% as of June 30, 2012 and December 31, 2011, respectively.

4.  Investments

The following is a summary of Ameriprise Financial investments:

	June 30, 2012	December 31, 2011
	(in millions)
Available-for-Sale securities, at fair value	$34,590	$34,505
Commercial mortgage loans, net	2,551	2,589
Policy loans	750	742
Other investments	983	939
Total	$38,874	$38,775

The following is a summary of net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Investment income on fixed maturities	$444	$457	$891	$927
Net realized gains (losses)	(5)	6	(7)	7
Affordable housing partnerships	(4)	(8)	(12)	(15)
Other	23	26	56	50
Consolidated investment entities	14	17	75	44
Total net investment income	$472	$498	$1,003	$1,013

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities distributed by type were as follows:

	June 30, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$16,551	$1,915	$(41)	$18,425	$—
Residential mortgage backed securities	7,210	286	(262)	7,234	(126)
Commercial mortgage backed securities	4,146	297	(1)	4,442	—
Asset backed securities	1,978	72	(35)	2,015	(14)
State and municipal obligations	2,009	210	(47)	2,172	—
U.S. government and agencies obligations	58	10	—	68	—
Foreign government bonds and obligations	190	26	—	216	—
Common stocks	6	4	—	10	—
Other debt obligations	8	—	—	8	—
Total	$32,156	$2,820	$(386)	$34,590	$(140)

	December 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$16,380	$1,741	$(81)	$18,040	$—
Residential mortgage backed securities	7,440	287	(331)	7,396	(139)
Commercial mortgage backed securities	4,430	291	(2)	4,719	—
Asset backed securities	1,968	61	(44)	1,985	(15)
State and municipal obligations	2,026	162	(58)	2,130	—
U.S. government and agencies obligations	61	10	—	71	—
Foreign government bonds and obligations	126	19	(1)	144	—
Common stocks	5	4	—	9	—
Other debt obligations	11	—	—	11	—
Total	$32,447	$2,575	$(517)	$34,505	$(154)

(1)   Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

At both June 30, 2012 and December 31, 2011, fixed maturity securities comprised approximately 89% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At June 30, 2012 and December 31, 2011, the Company’s internal analysts rated $1.4 billion and $1.2 billion, respectively, of securities, using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	June 30, 2012			December 31, 2011
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$10,958	$11,564	33%	$11,510	$12,105	35%
AA	1,774	1,961	6	1,942	2,087	6
A	5,508	6,075	18	5,012	5,442	16
BBB	11,823	13,160	38	11,818	13,050	38
Below investment grade	2,087	1,820	5	2,160	1,812	5
Total fixed maturities	$32,150	$34,580	100%	$32,442	$34,496	100%

At June 30, 2012 and December 31, 2011, approximately 39% and 36%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2012
	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in millions, except number of securities)
Corporate debt securities	51	$528	$(14)	15	$332	$(27)	66	$860	$(41)
Residential mortgage backed securities	55	630	(10)	165	1,010	(252)	220	1,640	(262)
Commercial mortgage backed securities	13	104	(1)	2	39	—	15	143	(1)
Asset backed securities	21	219	(3)	38	191	(32)	59	410	(35)
State and municipal obligations	9	30	—	20	160	(47)	29	190	(47)
Total	149	$1,511	$(28)	240	$1,732	$(358)	389	$3,243	$(386)

	December 31, 2011
	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in millions, except number of securities)
Corporate debt securities	124	$1,647	$(40)	10	$259	$(41)	134	$1,906	$(81)
Residential mortgage backed securities	105	1,269	(33)	141	717	(298)	246	1,986	(331)
Commercial mortgage backed securities	14	182	(2)	5	29	—	19	211	(2)
Asset backed securities	49	543	(11)	33	155	(33)	82	698	(44)
State and municipal obligations	—	—	—	53	229	(58)	53	229	(58)
Foreign government bonds and obligations	6	28	(1)	—	—	—	6	28	(1)
Total	298	$3,669	$(87)	242	$1,389	$(430)	540	$5,058	$(517)

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

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Beginning balance	$306	$283	$303	$297
Credit losses for which an other-than-temporary impairment was not previously recognized	1	13	1	13
Credit losses for which an other-than-temporary impairment was previously recognized	8	3	13	5
Reductions for securities sold during the period (realized)	(21)	—	(23)	(16)
Ending balance	$294	$299	$294	$299

The change in net unrealized securities gains (losses) in other comprehensive income includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit other-than-temporary impairment losses to credit losses; and (iii) other items primarily consisting of adjustments in asset and liability balances, such as DAC, deferred sales inducement costs (“DSIC”), benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income:

	Net		Accumulated Other
	Unrealized		Comprehensive Income
	Securities	Deferred	Related to Net Unrealized
	Gains (Losses)	Income Tax	Securities Gains (Losses)
	(in millions)
Balance at January 1, 2011	$946	$(331)	$615
Cumulative effect of accounting change	131	(46)	85	(1)
Net unrealized securities gains arising during the period (2)	190	(65)	125
Reclassification of net securities gains included in net income	(3)	1	(2)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(55)	19	(36)
Balance at June 30, 2011	$1,209	$(422)	$787	(3)

Balance at January 1, 2012	$1,358	$(475)	$883	(1)
Net unrealized securities gains arising during the period (2)	369	(132)	237
Reclassification of net securities losses included in net income	7	(2)	5
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(95)	33	(62)
Balance at June 30, 2012	$1,639	$(576)	$1,063	(3)

(1)   The Company retrospectively adopted a new accounting standard on January 1, 2012 for DAC. See Note 1 and 2 for additional information on the adoption impact.

(2)   Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

(3)   Includes $69 million and $64 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at June 30, 2012 and 2011, respectively.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Gross realized gains	$3	$21	$8	$39
Gross realized losses	—	(1)	(1)	(18)
Other-than-temporary impairments	(8)	(16)	(14)	(18)
Total	$(5)	$4	$(7)	$3

Other-than-temporary impairments for the three months and six months ended June 30, 2012 and 2011 primarily related to credit losses on non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity at June 30, 2012 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,406	$1,432
Due after one year through five years	6,012	6,299
Due after five years through 10 years	6,715	7,567
Due after 10 years	4,683	5,591
	18,816	20,889
Residential mortgage backed securities	7,210	7,234
Commercial mortgage backed securities	4,146	4,442
Asset backed securities	1,978	2,015
Common stocks	6	10
Total	$32,156	$34,590

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common stocks, were not included in the maturities distribution.

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

Allowance for Loan Losses

The following tables present a rollforward of the allowance for loan losses for the six months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	June 30, 2012
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Beginning balance	$35	$9	$16	$60
Charge-offs	(2)	(2)	(5)	(9)
Recoveries	—	—	1	1
Provisions	—	—	3	3
Ending balance	$33	$7	$15	$55

Individually evaluated for impairment	$10	$1	$2	$13
Collectively evaluated for impairment	23	6	13	42

	June 30, 2011
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Beginning balance	$38	$10	$16	$64
Charge-offs	(2)	—	(6)	(8)
Provisions	—	(1)	7	6
Ending balance	$36	$9	$17	$62

Individually evaluated for impairment	$10	$1	$2	$13
Collectively evaluated for impairment	26	8	15	49

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	June 30, 2012
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Individually evaluated for impairment	$58	$3	$10	$71
Collectively evaluated for impairment	2,526	348	1,357	4,231
Total	$2,584	$351	$1,367	$4,302

	December 31, 2011
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Individually evaluated for impairment	$68	$5	$11	$84
Collectively evaluated for impairment	2,556	359	1,369	4,284
Total	$2,624	$364	$1,380	$4,368

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of June 30, 2012 and December 31, 2011, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $23 million and $13 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.

Purchases and sales of loans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Purchases
Consumer bank loans	$—	$108	$51	$221
Syndicated loans	24	40	53	103
Total loans purchased	$24	$148	$104	$324

Sales
Consumer bank loans	$58	$45	$121	$140
Syndicated loans	—	1	—	2
Total loans sold	$58	$46	$121	$142

The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $17 million and $20 million as of June 30, 2012 and December 31, 2011, respectively. All other loans were considered to be performing.

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 2% and 3% of total commercial mortgage loans at June 30, 2012 and December 31, 2011, respectively. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(in millions)
East North Central	$253	$252	10%	10%
East South Central	64	65	2	2
Middle Atlantic	214	223	8	9
Mountain	290	284	11	11
New England	143	141	6	5
Pacific	571	584	22	22
South Atlantic	660	648	26	25
West North Central	227	244	9	9
West South Central	162	183	6	7
	2,584	2,624	100%	100%
Less: allowance for loan losses	33	35
Total	$2,551	$2,589

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(in millions)
Apartments	$410	$392	16%	15%
Hotel	50	51	2	2
Industrial	483	480	19	18
Mixed use	42	42	1	2
Office	640	694	25	26
Retail	830	845	32	32
Other	129	120	5	5
	2,584	2,624	100%	100%
Less: allowance for loan losses	33	35
Total	$2,551	$2,589

Syndicated Loans

The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at June 30, 2012 and December 31, 2011 were $2 million and $3 million, respectively.

Consumer Bank Loans

The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration in determining the allowance for loan losses for residential mortgage loans, credit cards and other consumer bank loans. At a minimum, management updates FICO scores and LTV ratios semiannually.

As of June 30, 2012 and December 31, 2011, approximately 6% and 7%, respectively, of residential mortgage loans and credit cards and other consumer bank loans had FICO scores below 640. At both June 30, 2012 and December 31, 2011, approximately 2% of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for consumer bank loans is in California representing 38% of the portfolio as of both June 30, 2012 and December 31, 2011. No other state represents more than 10% of the total consumer bank loan portfolio.

Troubled Debt Restructurings

The following table presents the number of loans restructured by the Company during the period and the recorded investment in restructured loans at the end of the period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Number	Recorded	Number	Recorded	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment	of Loans	Investment	of Loans	Investment
	(in millions, except number of loans)
Commercial mortgage loans	1	$1	5	$23	1	$1	6	$29
Syndicated loans	—	—	—	—	2	2	2	—
Consumer bank loans	13	—	26	1	39	—	58	1
Total	14	$1	31	$24	42	$3	66	$30

The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and six months ended June 30, 2012 and 2011. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

6.  Deferred Acquisition Costs and Deferred Sales Inducement Costs

As described in Note 1 and Note 2, the Company retrospectively adopted a new accounting standard for DAC in the first quarter of 2012. The impact of adoption resulted in a reduction in the DAC balance of $2.0 billion and $2.1 billion at January 1, 2012 and 2011, respectively, and a reduction in DAC capitalization of $78 million and DAC amortization of $90 million for the six months ended June 30, 2011.

The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses. The portion of these costs which are incremental and direct to the acquisition of a new insurance or annuity contract are deferred. Significant costs capitalized by the Company include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales. Sales based compensation paid to affiliated advisors and employees and third-party distributers is capitalized. Employee compensation and benefits costs which are capitalized under the new accounting standard relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance or annuity contract are expensed as incurred.

The balances of and changes in DAC (subsequent to the adjustment for the new accounting standard) were as follows:

	2012	2011
	(in millions)
Balance at January 1	$2,440	$2,556
Capitalization of acquisition costs	156	171
Amortization	(130)	(164)
Impact of change in net unrealized securities gains	(35)	(19)
Balance at June 30	$2,431	$2,544

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2012	2011
	(in millions)
Balance at January 1	$464	$545
Capitalization of sales inducement costs	4	5
Amortization	(22)	(30)
Impact of change in net unrealized securities gains	(6)	(5)
Balance at June 30	$440	$515

7.  Future Policy Benefits and Claims and Separate Account Liabilities

As described in Note 1 and Note 2, the Company retrospectively adopted a new accounting standard on DAC in the first quarter of 2012.

Future policy benefits and claims (subsequent to the adjustment for the new accounting standard) consisted of the following:

	June 30, 2012	December 31, 2011
	(in millions)
Fixed annuities	$16,325	$16,401
Equity indexed annuity (“EIA”) accumulated host values	41	58
EIA embedded derivatives	2	2
Variable annuity fixed sub-accounts	4,829	4,852
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	1,258	1,377
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	180	237
Other variable annuity guarantees	10	14
Total annuities	22,645	22,941
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,708	2,662
Indexed universal life (“IUL”) accumulated host values	19	4
IUL embedded derivatives	22	3
VUL/UL insurance additional liabilities	264	220
Other life, disability income and long term care insurance	5,477	5,339
Auto, home and other insurance	415	420
Policy claims and other policyholders’ funds	125	121
Total	$31,675	$31,710

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Separate account liabilities consisted of the following:

	June 30, 2012	December 31, 2011
	(in millions)
Variable annuity variable sub-accounts	$60,437	$57,556
VUL insurance variable sub-accounts	5,792	5,575
Other insurance variable sub-accounts	41	43
Threadneedle investment liabilities	3,033	3,606
Total	$69,303	$66,780

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

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	June 30, 2012				December 31, 2011
Variable Annuity Guarantees by Benefit Type(1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$42,890	$41,149	$165	63	$40,011	$38,275	$382	63
Five/six-year reset	11,406	8,901	205	63	11,631	9,118	350	63
One-year ratchet	7,297	6,855	250	64	7,233	6,777	479	64
Five-year ratchet	1,541	1,489	11	61	1,472	1,418	25	61
Other	830	803	78	68	759	732	93	68
Total — GMDB	$63,964	$59,197	$709	63	$61,106	$56,320	$1,329	63

GGU death benefit	$937	$885	$82	63	$920	$868	$78	63

GMIB	$441	$412	$89	65	$463	$433	$106	65

GMWB:
GMWB	$3,886	$3,867	$108	66	$3,887	$3,868	$236	65
GMWB for life	26,281	26,152	527	64	23,756	23,625	863	64
Total — GMWB	$30,167	$30,019	$635	64	$27,643	$27,493	$1,099	64

GMAB	$3,614	$3,609	$22	57	$3,516	$3,509	$63	56

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Changes in additional liabilities for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Balance at January 1, 2011	$5	$8	$337	$104	$68
Incurred claims	3	—	(68)	(33)	25
Paid claims	(3)	—	—	—	(5)
Balance at June 30, 2011	$5	$8	$269	$71	$88

Balance at January 1, 2012	$5	$9	$1,377	$237	$111
Incurred claims	2	—	(119)	(57)	33
Paid claims	(5)	(1)	—	—	(5)
Balance at June 30, 2012	$2	$8	$1,258	$180	$139

The liabilities for guaranteed benefits are supported by general account assets.

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	June 30, 2012	December 31, 2011
	(in millions)
Mutual funds:
Equity	$31,887	$30,738
Bond	25,225	23,862
Other	2,296	1,969
Total mutual funds	$59,408	$56,569

9.  Debt

The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance				Stated Interest Rate
	June 30, 2012		December 31, 2011		June 30, 2012	December 31, 2011
	(in millions)
Senior notes due 2015	$752	(1)	$753	(1)	5.7%	5.7%
Senior notes due 2019	346	(1)	341	(1)	7.3	7.3
Senior notes due 2020	811	(1)	805	(1)	5.3	5.3
Senior notes due 2039	200		200		7.8	7.8
Junior subordinated notes due 2066	294		294		7.5	7.5
Total long-term debt	2,403		2,393
Short-term borrowings	498		504		0.3	0.3
Total	$2,901		$2,897

(1)             Amounts include adjustments for fair value hedges on the Company’s long-term debt and any unamortized discounts. See Note 11 for information on the Company’s fair value hedges.

The Company’s junior subordinated notes due 2066 (“junior notes”) and credit facility contain various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants at both June 30, 2012 and December 31, 2011. The Company had no borrowings outstanding under its credit facility as of both June 30, 2012 and December 31, 2011.

Short-term Borrowings

The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings. The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $512 million and $521 million at June 30, 2012 and December 31, 2011, respectively. The stated interest rate of the short-term borrowings is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.

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

Valuation Hierarchy

The Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$17	$2,335	$—	$2,352
Available-for-Sale securities:
Corporate debt securities	—	16,940	1,485	18,425
Residential mortgage backed securities	—	7,012	222	7,234
Commercial mortgage backed securities	—	4,373	69	4,442
Asset backed securities	—	1,814	201	2,015
State and municipal obligations	—	2,172	—	2,172
U.S. government and agencies obligations	22	46	—	68
Foreign government bonds and obligations	—	216	—	216
Common stocks	2	3	5	10
Other debt obligations	—	8	—	8
Total Available-for-Sale securities	24	32,584	1,982	34,590
Trading securities	1	22	—	23
Separate account assets	—	69,303	—	69,303
Investments segregated for regulatory purposes	—	75	—	75
Other assets:
Interest rate derivative contracts	—	2,417	—	2,417
Equity derivative contracts	387	1,207	—	1,594
Foreign currency derivative contracts	—	2	—	2
Commodity derivative contracts	—	1	—	1
Total other assets	387	3,627	—	4,014
Total assets at fair value	$429	$107,946	$1,982	$110,357

Liabilities
Future policy benefits and claims:
EIA embedded derivatives	$—	$2	$—	$2
IUL embedded derivatives	—	22	—	22
GMWB and GMAB embedded derivatives	—	—	1,406	1,406
Total future policy benefits and claims	—	24	1,406	1,430	(1)
Customer deposits	—	8	—	8
Other liabilities:
Interest rate derivative contracts	—	1,589	—	1,589
Equity derivative contracts	286	1,330	—	1,616
Foreign currency derivative contracts	4	3	—	7
Other	—	9	—	9
Total other liabilities	290	2,931	—	3,221
Total liabilities at fair value	$290	$2,963	$1,406	$4,659

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

								Future Policy
	Available-for-Sale Securities							Benefits and
		Residential	Commercial					Claims: GMWB
	Corporate	Mortgage	Mortgage	Asset				and GMAB
	Debt	Backed	Backed	Backed	Common			Embedded
	Securities	Securities	Securities	Securities	Stocks	Total		Derivatives
	(in millions)
Balance, April 1, 2012	$1,422	$224	$89	$208	$6	$1,949		$(840)
Total gains (losses) included in:
Net income	—	(8)	—	—	—	(8	)(1)	(528	)(2)
Other comprehensive income	1	11	—	1	—	13		—
Purchases	95	22	7	—	—	124		—
Sales	—	—	—	—	—	—		—
Issues	—	—	—	—	—	—		(43)
Settlements	(43)	(15)	—	(8)	—	(66)		5
Transfers into Level 3	10	16	—	—	—	26		—
Transfers out of Level 3	—	(28)	(27)	—	(1)	(56)		—
Balance, June 30, 2012	$1,485	$222	$69	$201	$5	$1,982		$(1,406)

Changes in unrealized losses relating to assets and liabilities held at June 30, 2012 included in:
Net investment income	$—	$(8)	$—	$—	$—	$(8)		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		(535)

(1)             Included in net investment income in the Consolidated Statements of Operations.

(2)             Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

							Future Policy
	Available-for-Sale Securities						Benefits and
		Residential	Commercial		Common		Claims: GMWB
	Corporate	Mortgage	Mortgage	Asset	and		and GMAB
	Debt	Backed	Backed	Backed	Preferred		Embedded
	Securities	Securities	Securities	Securities	Stocks	Total	Derivatives
	(in millions)
Balance, April 1, 2011	$1,315	$4,093	$26	$488	$5	$5,927	$(190)
Total gains (losses) included in:
Net income	7	—	—	1	—	8 (1)	(88	)(2)
Other comprehensive income	11	(11)	—	(4)	—	(4)	—
Purchases	36	349	74	41	—	500	—
Sales	—	—	—	—	—	—	—
Issues	—	—	—	—	—	—	(36)
Settlements	(93)	(278)	—	(28)	—	(399)	(2)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(2)	(56)	(36)	—	—	(94)	—
Balance, June 30, 2011	$1,274	$4,097	$64	$498	$5	$5,938	$(316)

Changes in unrealized gains (losses) relating to assets and liabilities held at June 30, 2011 included in:
Net investment income	$—	$(1)	$—	$2	$—	$1	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	(90)

(1)             Included in net investment income in the Consolidated Statements of Operations.

(2)             Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

								Future Policy
	Available-for-Sale Securities							Benefits and
		Residential	Commercial					Claims: GMWB
	Corporate	Mortgage	Mortgage	Asset				and GMAB
	Debt	Backed	Backed	Backed	Common			Embedded
	Securities	Securities	Securities	Securities	Stocks	Total		Derivatives
	(in millions)
Balance, January 1, 2012	$1,355	$198	$50	$206	$5	$1,814		$(1,585)
Total gains (losses) included in:
Net income	—	(13)	—	—	—	(13	)(1)	256 (2)
Other comprehensive income	5	26	2	2	—	35		—
Purchases	210	45	9	—	1	265		—
Sales	—	—	—	—	—	—		—
Issues	—	—	—	—	—	—		(82)
Settlements	(95)	(28)	(2)	(14)	—	(139)		5
Transfers into Level 3	10	22	37	7	—	76		—
Transfers out of Level 3	—	(28)	(27)	—	(1)	(56)		—
Balance, June 30, 2012	$1,485	$222	$69	$201	$5	$1,982		$(1,406)

Changes in unrealized gains (losses) relating to assets and liabilities held at June 30, 2012 included in:
Net investment income	$—	$(13)	$—	$—	$—	$(13)		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		234

(1)             Included in net investment income in the Consolidated Statements of Operations.

(2)             Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

							Future Policy
	Available-for-Sale Securities						Benefits and
		Residential	Commercial		Common		Claims: GMWB
	Corporate	Mortgage	Mortgage	Asset	and		and GMAB
	Debt	Backed	Backed	Backed	Preferred		Embedded
	Securities	Securities	Securities	Securities	Stocks	Total	Derivatives
	(in millions)
Balance, January 1, 2011	$1,325	$4,247	$51	$476	$5	$6,104	$(421)
Total gains included in:
Net income	7	7	—	3	—	17 (1)	175 (2)
Other comprehensive income	12	2	—	1	—	15	—
Purchases	73	499	89	70	—	731	—
Sales	—	(3)	—	—	—	(3)	—
Issues	—	—	—	—	—	—	(68)
Settlements	(131)	(599)	(1)	(52)	—	(783)	(2)
Transfers into Level 3	—	—	2	—	—	2	—
Transfers out of Level 3	(12)	(56)	(77)	—	—	(145)	—
Balance, June 30, 2011	$1,274	$4,097	$64	$498	$5	$5,938	$(316)

Changes in unrealized gains relating to assets and liabilities held at June 30, 2011 included in:
Net investment income	$—	$17	$—	$4	$—	$21	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	167

(1)             Included in net investment income in the Consolidated Statements of Operations.

(2)             Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its GMWB and GMAB embedded derivatives was an increase of $115 million and $24 million, net of DAC and DSIC amortization, for the three months ended June 30, 2012 and 2011, respectively. The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its GMWB and GMAB embedded derivatives was nil and an increase of $1 million, net of DAC and DSIC amortization, for the six months ended June 30, 2012 and 2011, respectively.

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

The following table provides a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities at June 30, 2012:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(in millions)
Corporate debt securities	$1,455	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0% - 9.5% (2.5%)
(private placements)

Residential mortgage	$200	Discounted cash flow	Constant prepayment rate	0.5% - 12.0% (2.9%)
backed securities			Annual default rate	1.2% - 19.7% (11.9%)
			Loss severity	34.0% - 75.0% (58.0%)
			Yield/spread to U.S. Treasuries	6.3% - 20.0% (8.8%)

Asset backed securities	$16	Discounted cash flow	Constant prepayment rate	2.3% - 7.7% (3.0%)
(sub-prime residential			Annual default rate	3.2% - 12.5% (7.5%)
mortgage backed			Loss severity	65.0% - 100.0% (74.0%)
securities)			Yield/spread to U.S. Treasuries	6.6% - 12.9% (11.0%)

GMWB and GMAB	$1,406	Discounted cash flow	Utilization of guaranteed	0% - 90%
embedded derivatives			withdrawals
			Surrender rate	0% - 56.3%
			Market volatility (1)	6.1% - 23.9%
			Nonperformance risk (2)	114 bps

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

Sensitivity of Fair Value Measurements to Changes in Unobservable Inputs

Except for prepayment inputs, significant increases (decreases) in the unobservable inputs used in the fair value measurement of Level 3 corporate debt, residential mortgage backed and asset backed securities in isolation could result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the constant prepayment rate in isolation could result in a significantly higher (lower) fair value measurement. Generally, a change in the assumption used for the annual default rate is accompanied by a directionally similar change in the assumptions used for loss severity and yield/spread to U.S. Treasuries and a directionally opposite change in the assumption used for prepayment rates.

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

Investments (Available-for-Sale Securities and Trading Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries. Level 2 securities primarily include residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, municipal and corporate bonds, and U.S. agency and foreign government securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain non-agency residential mortgage backed securities, asset backed securities, commercial mortgage backed securities and corporate bonds. The fair value of corporate bonds, commercial mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company. The fair value of certain asset backed securities and non-agency residential mortgage backed securities classified as Level 3 is obtained from third party pricing services who use significant unobservable inputs to estimate the fair value.

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

Other Assets

Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at June 30, 2012 and December 31, 2011. See Note 11 for further information on the credit risk of derivative instruments and related collateral.

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

Other Liabilities

Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at June 30, 2012 and December 31, 2011. See Note 11 for further information on the credit risk of derivative instruments and related collateral.

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

	June 30, 2012					December 31, 2011
	Carrying	Fair Value				Carrying
	Value	Level 1	Level 2	Level 3	Total	Value	Fair Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,551	$—	$—	$2,758	$2,758	$2,589	$2,772
Policy and certificate loans	750	—	2	723	725	742	715
Receivables	2,423	140	921	1,044	2,105	2,444	2,148
Restricted and segregated cash	1,688	1,688	—	—	1,688	1,500	1,500
Other investments and assets	376	—	341	37	378	390	388
Financial Liabilities
Future policy benefits and claims	$14,960	$—	$—	$16,100	$16,100	$15,064	$16,116
Investment certificate reserves	2,715	—	—	2,712	2,712	2,766	2,752
Banking and brokerage customer deposits	7,356	2,273	5,085	—	7,358	7,078	7,091
Separate account liabilities	3,399	—	3,399	—	3,399	3,966	3,966
Debt and other liabilities	3,097	148	3,061	206	3,415	3,180	3,412

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

	June 30, 2012		December 31, 2011
	Net Derivative	Net Derivative	Net Derivative	Net Derivative
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Fair value of OTC derivatives after application of master netting agreements	$889	$250	$1,025	$142
Cash collateral on OTC derivatives	(439)	(48)	(767)	(34)
Fair value of OTC derivatives after application of master netting agreements and cash collateral	450	202	258	108

Securities collateral on OTC derivatives	(435)	(148)	(186)	(95)
Fair value of OTC derivatives after application of master netting agreements and cash and securities collateral	15	54	72	13

Fair value of exchange-traded derivatives	165	—	155	—
Total fair value of derivatives after application of master netting agreements and cash and securities collateral	$180	$54	$227	$13

In April 2012, the Financial Stability Oversight Council (“FSOC”) approved the final rule and interpretive guidance that provides the framework it will follow to determine if a nonbank financial company is a Systemically Important Financial Institution (“SIFI”). The framework includes a three-stage process to help narrow down the pool of nonbank financial companies for review and possible designation. Stage 1 criteria include having at least $50 billion in assets and meeting one of five additional quantitative measures. One of the five thresholds is $3.5 billion of derivative liabilities after considering the effects of master netting arrangements and cash collateral held with the same counterparty. The following table presents the Company’s derivative liabilities as defined by the rule:

	June 30, 2012	December 31, 2011
	(in millions)
Fair value of OTC derivative liabilities after application of master netting agreements and cash collateral	$202	$108
Fair value of embedded derivative liabilities	1,438	1,596
Fair value of CIE derivative liabilities	18	20
Fair value of derivative liabilities after application of master netting agreements and cash collateral	$1,658	$1,724

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
Derivatives designated as	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
hedging instruments	Location	2012	2011	Location	2012	2011
		(in millions)			(in millions)
Cash flow hedges
Interest on debt	Other assets	$—	$—	Other liabilities	$—	$11
Fair value hedges
Fixed rate debt	Other assets	167	157	Other liabilities	—	—
Total qualifying hedges		167	157		—	11

Derivatives not designated as
hedging instruments
GMWB and GMAB
Interest rate contracts	Other assets	2,250	1,801	Other liabilities	1,589	1,198
Equity contracts	Other assets	1,534	1,314	Other liabilities	1,569	1,031
Credit contracts	Other assets	—	1	Other liabilities	—	—
Foreign currency contracts	Other assets	2	7	Other liabilities	3	10
Embedded derivatives (1)	N/A	—	—	Future policy benefits and claims	1,406	1,585
Total GMWB and GMAB		3,786	3,123		4,567	3,824

Other derivatives:
Equity
EIA embedded derivatives	N/A	—	—	Future policy benefits and claims	2	2
IUL	Other assets	3	1	Other liabilities	1	—
IUL embedded derivatives	N/A	—	—	Future policy benefits and claims	22	3
Stock market certificates	Other assets	54	34	Other liabilities	46	29
Stock market certificates embedded derivatives	N/A	—	—	Customer deposits	8	6
Ameriprise Financial Franchise Advisor Deferred Compensation Plan	Other assets	3	2	Other liabilities	—	—
Seed money	Other assets	—	—	Other liabilities	—	1
Foreign exchange
Foreign currency	Other assets	—	—	Other liabilities	3	3
Seed money	Other assets	—	—	Other liabilities	1	—
Commodity
Seed money	Other assets	1	2	Other liabilities	—	—
Total other		61	39		83	44
Total non-designated hedges		3,847	3,162		4,650	3,868
Total derivatives		$4,014	$3,319		$4,650	$3,879

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

		Amount of Gain (Loss) on
		Derivatives Recognized in Income
		Three Months Ended		Six Months Ended
Derivatives not designated as	Location of Gain (Loss) on	June 30,		June 30,
hedging instruments	Derivatives Recognized in Income	2012	2011	2012	2011
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$328	$87	$103	$62
Equity contracts	Benefits, claims, losses and settlement expenses	188	5	(507)	(250)
Credit contracts	Benefits, claims, losses and settlement expenses	1	(5)	(2)	(7)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	(3)	(4)	1	(6)
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	(566)	(125)	179	105
Total GMWB and GMAB		(52)	(42)	(226)	(96)

Other derivatives:
Interest rate
Interest rate lock commitments	Other revenues	—	—	—	(1)
Equity
EIA	Interest credited to fixed accounts	—	(1)	1	—
EIA embedded derivatives	Interest credited to fixed accounts	—	1	—	1
Stock market certificates	Banking and deposit interest expense	(1)	—	4	3
Stock market certificates embedded derivatives	Banking and deposit interest expense	(1)	1	3	(2)
Seed money	Net investment income	2	—	(3)	(3)
Ameriprise Financial
Franchise Advisor Deferred
Compensation Plan	Distribution expenses	(2)	(2)	1	—
Foreign exchange
Foreign currency	Net investment income	(1)	1	—	1
Total other		(3)	—	6	(1)
Total derivatives		$(55)	$(42)	$(220)	$(97)

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

Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps, variance swaps and credit default swaps. At June 30, 2012 and December 31, 2011, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $124.6 billion and $104.7 billion, respectively.

The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2012(1)	$187	$20
2013	358	29
2014	332	27
2015	305	25
2016	274	18
2017-2026	978	40

(1) 2012 amounts represent the amounts payable and receivable for the period from July 1, 2012 to December 31, 2012.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

EIA, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $1.3 billion at both June 30, 2012 and December 31, 2011.

The Company enters into forward contracts, futures, total return swaps and commodity swaps to manage its exposure to price risk arising from seed money investments in proprietary investment products. The gross notional amount of these contracts was $117 million and $123 million at June 30, 2012 and December 31, 2011, respectively.

The Company enters into foreign currency forward contracts to economically hedge its exposure to certain receivables and obligations denominated in non-functional currencies. The gross notional amount of these contracts was $21 million and $26 million at June 30, 2012 and December 31, 2011, respectively.

In 2010, the Company entered into a total return swap to economically hedge its exposure to equity price risk of Ameriprise Financial, Inc. common stock granted as part of its Ameriprise Financial Franchise Advisor Deferred Compensation Plan (“Franchise Advisor Deferral Plan”). In the fourth quarter of 2011, the Company extended the contract through 2012. As part of the contract, the Company expects to cash settle the difference between the value of a fixed number of shares at the contract date (which may be increased from time to time) and the value of those shares over an unwind period ending on December 31, 2012. The gross notional value of this contract was $18 million and $17 million at June 30, 2012 and December 31, 2011, respectively.

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

During the six months ended June 30, 2012 and 2011, the Company reclassified gains from accumulated other comprehensive income into earnings of $3 million and $27 million, respectively, on interest rate hedges put in place in anticipation of issuing debt. The gains were reclassified due to the forecasted transactions not occurring according to the original hedge strategy. For the three months and six months ended June 30, 2012 and 2011, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax losses on June 30, 2012 that the Company expects to reclassify to earnings within the next twelve months is $2 million, which consists of $4 million of pretax gains to be recorded as a reduction to interest and debt expense and $6 million of pretax losses to be recorded in net investment income. The following tables present the impact of the effective portion of the Company’s cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity:

	Amount of Gain Recognized in Other
	Comprehensive Income on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as hedging instruments	2012	2011	2012	2011
	(in millions)
Interest on debt	$—	$—	$14	$—
Asset-based distribution fees	—	—	—	1
Total	$—	$—	$14	$1

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Amount of Gain (Loss) Reclassified from Accumulated
	Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated	Three Months Ended June 30,		Six Months Ended June 30,
Other Comprehensive Income into Income	2012	2011	2012	2011
	(in millions)
Other revenues	$—	$27	$3	$27
Interest and debt expense	1	1	2	2
Distribution fees	—	4	—	9
Net investment income	(1)	(2)	(3)	(3)
Total	$—	$30	$2	$35

Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 23 years and relates to forecasted debt interest payments.

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

		Amount of Gain Recognized in Income on Derivatives
Derivatives designated	Location of Gain	Three Months Ended June 30,		Six Months Ended June 30,
as hedging instruments	Recorded into Income	2012	2011	2012	2011
		(in millions)		(in millions)
Fixed rate debt	Interest and debt expense	$10	$10	$19	$20

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of June 30, 2012 and December 31, 2011, the Company held $462 million and $802 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral the Company is obligated to return to counterparties. As of June 30, 2012 and December 31, 2011, the Company had accepted additional collateral consisting of various securities with a fair value of $502 million and $186 million, respectively, which are not reflected on the Consolidated Balance Sheets. As of June 30, 2012 and December 31, 2011, the Company’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $15 million and $72 million, respectively.

Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At June 30, 2012 and December 31, 2011, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $157 million and $112 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2012 and December 31, 2011 was $142 million and $103 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at June 30, 2012 and December 31, 2011 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $15 million and $9 million, respectively.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

12.  Income Taxes

The Company’s effective tax rate on income from continuing operations was 42.8% and 29.0% for the three months ended June 30, 2012 and 2011, respectively. The Company’s effective tax rate on income from continuing operations was 32.4% and 26.5% for the six months ended June 30, 2012 and 2011, respectively.  The significant increase in the effective tax rates for the three months and six months ended June 30, 2012 compared to the prior year periods is primarily a result of a $32 million correction of tax related to securities lending activities. See Note 1 for additional information on the out-of-period correction.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize the full benefit of certain state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $5 million at both June 30, 2012 and December 31, 2011.

Included in the Company’s deferred income tax assets are tax benefits related to capital loss carryforwards of $35 million which will expire beginning December 31, 2015 and state net operating losses of $39 million which will expire beginning December 31, 2014.

As of June 30, 2012 and December 31, 2011, the Company had $103 million and $184 million, respectively, of gross unrecognized tax benefits. The significant decrease in the amount of gross unrecognized tax benefits is a result of reaching an agreement with the Internal Revenue Service (“IRS”) on the treatment of certain items under audit. If recognized, approximately $34 million and $38 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2012 and December 31, 2011, respectively, would affect the effective tax rate.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $78 million in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million and a net reduction of $4 million of interest and penalties for the three months and six months ended June 30, 2012, respectively. The Company recognized $49 million and $65 million of interest and penalties for the three months and six months ended June 30, 2011, respectively. At June 30, 2012 and December 31, 2011, the Company had a payable of $33 million and $37 million, respectively, related to accrued interest and penalties.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13.  Contingencies

The Company is required by law to be a member of the guaranty fund association in every state where it is licensed to do business. In the event of insolvency of one or more unaffiliated insurance companies, the Company could be adversely affected by the requirement to pay assessments to the guaranty fund associations. The financial crisis of 2008 and 2009 and subsequent uncertainty and volatility in the U.S. economy and financial markets have weakened the financial condition of numerous insurers, including insurers currently in receiverships, increasing the risk of triggering guaranty fund assessments.

The Company projects its cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations (“NOLHGA”) and the amount of its premiums written relative to the industry-wide premium in each state. The Company accrues the estimated cost of future guaranty fund assessments when it is considered probable that an assessment will be imposed, the event obligating the Company to pay the assessment has occurred and the amount of the assessment can be reasonably estimated.

Executive Life Insurance Company of New York (“ELNY”) was placed into rehabilitation by a New York state court in 1991. On April 16, 2012, the court issued an order converting the rehabilitation into a liquidation proceeding under a plan submitted by the New York insurance regulator with support from the NOLHGA and the industry.  The order has been appealed and the timing of a decision on the appeal is not certain.

As of June 30, 2012, the Company established a liability of $30 million for estimated guaranty fund assessments and a related premium tax asset of $24 million, primarily associated with ELNY. The expected period over which the assessments will be made and the related tax credits recovered is not known. At December 31, 2011, the net liability was not considered material.

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

In November 2010, the Company’s J. & W. Seligman & Co. Incorporated subsidiary (“Seligman”) received a governmental inquiry regarding an industry insider trading investigation, as previously stated by the Company in general media reporting. The Company continues to cooperate fully with that inquiry, responding to requests for information from both the SEC and U.S. Attorney’s office. Neither the Company nor Seligman has been accused of any wrongdoing, and the government has confirmed that neither the Company nor any of its affiliated entities is a target of its investigation into potential insider trading. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the matter, the difficulty in predicting the direction of the government’s inquiry and the government’s indication of the Company’s status relative to the investigation.

In October 2011, a putative class action lawsuit entitled Roger Krueger, et al. vs. Ameriprise Financial, et al. was filed in the United States District Court for the District of Minnesota against the Company, certain of its present or former employees and directors, as well as certain fiduciary committees on behalf of participants and beneficiaries of the Ameriprise Financial 401(k) Plan. The alleged class period is from October 1, 2005 to the present. The action alleges that Ameriprise breached fiduciary duties under ERISA by selecting and retaining primarily proprietary mutual funds with allegedly poor performance histories, higher expenses relative to other investment options and improper fees paid to Ameriprise Financial, Inc. or its subsidiaries. The action also alleges that the Company breached fiduciary duties under ERISA because it used its affiliate Ameriprise Trust Company as the Plan trustee and record-keeper and improperly reaped profits from the sale of the record-keeping business to Wachovia Bank, N.A. Plaintiffs allege over $20 million in damages. Plaintiffs filed an amended complaint on February 7, 2012. On April 11, 2012, the Company filed its motion to dismiss the Amended Complaint. The Court held a hearing on the motion to dismiss on June 13, 2012, and the Company is awaiting the decision. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the pending motion to dismiss, the absence of class certification, the lack of a formal demand on the Company by the plaintiffs and plaintiffs’ failure to allege any specific, evidence-based damages.

14.  Discontinued Operations

The components of loss from discontinued operations of Securities America were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Total net revenues	$—	$118	$—	$240

Loss from discontinued operations	$—	$(3)	$—	$(119)
Reduction of gain on sale	(1)	—	(3)	—
Income tax expense (benefit)	—	1	(1)	(44)
Loss from discontinued operations, net of tax	$(1)	$(4)	$(2)	$(75)

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

15.  Earnings per Share Attributable to Ameriprise Financial, Inc. Common Shareholders

The computations of basic and diluted earnings per share attributable to Ameriprise Financial, Inc. common shareholders are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Numerator:
Income from continuing operations	$171	$291	$420	$585
Less: Loss attributable to noncontrolling interests	(53)	(28)	(49)	(46)
Income from continuing operations attributable to Ameriprise Financial	224	319	469	631
Loss from discontinued operations, net of tax	(1)	(4)	(2)	(75)
Net income attributable to Ameriprise Financial	$223	$315	$467	$556

Denominator:
Basic: Weighted-average common shares outstanding	221.7	245.5	224.5	248.5
Effect of potentially dilutive nonqualified stock options and other share-based awards	3.9	5.5	4.1	5.8
Diluted: Weighted-average common shares outstanding	225.6	251.0	228.6	254.3

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic:
Income from continuing operations	$1.01	$1.30	$2.09	$2.54
Loss from discontinued operations	—	(0.02)	(0.01)	(0.30)
Net income	$1.01	$1.28	$2.08	$2.24
Diluted:
Income from continuing operations	$0.99	$1.27	$2.05	$2.48
Loss from discontinued operations	—	(0.02)	(0.01)	(0.30)
Net income	$0.99	$1.25	$2.04	$2.18

For the six months ended June 30, 2012 and 2011, the dilutive effect of nonqualified stock options and other share based-awards excludes 7.7 million and 3.9 million options, respectively, from the computation of earnings per share attributable to Ameriprise Financial, Inc. common shareholders. The inclusion of the options would have been anti-dilutive.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

16.  Segment Information

The Company’s segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other. The prior period results for the Protection and Annuities segments have been recasted due to the Company’s adoption of the new accounting standard for DAC as discussed in Note 1 and Note 2.

Prior to 2012, the Chief Operating Decision Makers received segment results prepared on a GAAP basis and on an operating basis and the Company has presented segment results in the Segment footnote on a GAAP basis. Operating results have become more relevant in how management measures segment performance and determines compensation. Accordingly, beginning in 2012, operating earnings have become the measure of segment profit or loss management uses to evaluate segment performance. The segment results for the three months and six months ended June 30, 2012 are presented on an operating basis and the prior periods have been recast.

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

The accounting policies of the segments are the same as those of the Company, except for operating adjustments defined below, the method of capital allocation, the accounting for gains (losses) from intercompany revenues and expenses and not providing for income taxes on a segment basis.

Operating earnings is defined as operating net revenues less operating expenses. Operating net revenues and operating expenses exclude the results of discontinued operations and the impact of consolidating CIEs. Operating net revenues also exclude net realized gains or losses. Operating expenses exclude the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) and integration and restructuring charges. The market impact on variable annuity guaranteed living benefits includes changes in the GMWB and GMAB embedded derivative liability values caused by changes in financial market conditions, net of changes in associated economic hedge values. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on GMWB and GMAB embedded derivative liability values of discounting projected benefits to reflect a current estimate of the Company’s life insurance subsidiary’s nonperformance spread. Integration and restructuring charges primarily relate to the Company’s acquisition of the long-term asset management business of Columbia Management Group on April 30, 2010. The costs include system integration costs, proxy and other regulatory filing costs, employee reduction and retention costs and investment banking, legal and other acquisition costs. Beginning in the second quarter of 2012, integration and restructuring charges also include expenses related to the Company’s intention to transition its federal savings bank subsidiary, Ameriprise Bank, FSB, to a non-depository national trust bank by year-end 2012.

The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	June 30, 2012	December 31, 2011
	(in millions)
Advice & Wealth Management	$12,715	$12,293
Asset Management	6,181	6,863
Annuities	89,293	86,598
Protection	18,311	18,304
Corporate & Other	8,770	8,249
Total assets	$135,270	$132,307

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Operating net revenues:
Advice & Wealth Management	$953	$957	$1,907	$1,870
Asset Management	707	753	1,418	1,490
Annuities	628	665	1,256	1,308
Protection	528	522	1,050	1,038
Corporate & Other	7	22	15	16
Eliminations (1) (2)	(305)	(327)	(617)	(636)
Total segment operating revenues	2,518	2,592	5,029	5,086
Net realized gains (losses)	(5)	6	(7)	7
Revenues of CIEs	1	25	53	62
Total net revenues per consolidated statements of operations	$2,514	$2,623	$5,075	$5,155

(1) Represents the elimination of intersegment revenues recognized for the three months ended June 30, 2012 and 2011 in each segment as follows: Advice & Wealth Management ($218 and $242, respectively); Asset Management ($12 and $11, respectively); Annuities ($66 and $64, respectively); Protection ($9 and $9, respectively); and Corporate & Other (nil and $1, respectively).

(2) Represents the elimination of intersegment revenues recognized for the six months ended June 30, 2012 and 2011 in each segment as follows: Advice & Wealth Management ($447 and $474, respectively); Asset Management ($22 and $21, respectively); Annuities ($129 and $122, respectively); Protection ($18 and $18, respectively); and Corporate & Other ($1 and $1, respectively).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Operating earnings:
Advice & Wealth Management	$111	$108	$205	$207
Asset Management	130	146	261	282
Annuities	116	154	305	326
Protection	109	92	216	203
Corporate & Other	(67)	(41)	(132)	(106)
Total segment operating earnings	399	459	855	912
Net realized gains (losses)	(5)	6	(7)	7
Net loss attributable to noncontrolling interests	(53)	(28)	(49)	(46)
Market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization	(16)	(7)	(129)	(28)
Integration and restructuring charges	(26)	(21)	(49)	(50)
Income from continuing operations before income tax provision per consolidated statements of operations	$299	$409	$621	$795

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. Our Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2012 (“2011 10-K”), as well as our current reports on Form 8-K and other publicly available information. Prior year amounts have been adjusted for the retrospective adoption of new accounting rules on deferred acquisition costs (“DAC”). In addition, certain reclassifications of prior year amounts have been made to conform to the current presentation. References below to “Ameriprise Financial,” “Ameriprise,” the “Company,” “we,” “us” and “our” refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies or to one or more of our subsidiaries.

Overview

We are a diversified financial services company with $654.8 billion in assets under management and administration as of June 30, 2012. We serve individual investors’ and institutions’ financial needs, hold leadership positions in financial planning, wealth management, retirement, asset management, annuities and insurance, and we maintain a strong operating and financial foundation.

Ameriprise is in a strong position to capitalize on significant demographic and market trends, which we believe will continue to drive increased demand for our services. Our emphasis on deep client-advisor relationships has been central to the success of our business model, including through the extreme market conditions of the past few years, and we believe it will help us navigate future market and economic cycles. We continue to strengthen our position as a retail financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by our leadership in financial planning, a client retention percentage rate of 95% and our status as a top ten ranked firm within core portions of our four main business segments, including the size of our U.S. advisor force, and assets in long-term U.S. mutual funds, variable annuities and variable universal life (“VUL”) insurance.

We offer financial planning, products and services designed to be used as solutions for our clients’ cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs. Our model for delivering product solutions is built on long-term, personal relationships between our clients and our financial advisors and registered representatives (“affiliated advisors”). Our focus on personal relationships, together with our discipline in financial planning and strengths in product development and advice, allow us to address the evolving financial and retirement-related needs of our clients, including our primary target market segment, the mass affluent and affluent, which we define as households with investable assets of more than $100,000. The financial product solutions we offer through our affiliated advisors include both our own products and services and the products of other companies. Our affiliated advisor network is the primary channel through which we offer our life insurance and annuity products and services, as well as a range of banking and protection products.

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

As of June 30, 2012, we had a network of more than 9,800 affiliated advisors. The financial product solutions we offer through our affiliated advisors include both our own products and services and the products of other companies. Our affiliated advisor network is the primary channel through which we offer our life insurance and annuity products and services, as well as a range of banking and protection products. We offer our affiliated advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in delivering advice and product solutions to clients. We believe our comprehensive and client-focused approach not only improves the products and services we provide to their clients, but also allows us to reinvest in enhanced services for clients and increase support for financial advisors.

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

On July 10, 2012, we announced our intention to transition our federal savings bank subsidiary, Ameriprise Bank, FSB, to a non-depository national trust bank by year-end 2012, subject to regulatory approvals. With this change, Ameriprise Financial would not be considered a savings and loan holding company. We expect to incur approximately $20 million of one-time, non-operating expenses from this change, with the majority recognized in 2012. In addition, the transition releases approximately $375 million of required capital, which we anticipate using to repurchase shares throughout 2013. In the fourth quarter of 2012, we will no longer generate the revenue and earnings associated with the bank’s activities as we transition the portfolios to third parties. We estimate that this will reduce our Advice & Wealth Management segment earnings by $45 to $50 million pretax in 2013 and decrease margins by 80 to 100 basis points on an annualized basis. At the enterprise level, we anticipate that the earnings per share impact will be immaterial, as we redeploy the excess capital to shareholders through share repurchases throughout 2013.

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

GAAP Measures

Net revenues decreased $109 million, or 4%, for the second quarter of 2012 compared to the prior year period primarily due to lower investment income from continued low interest rates and volatile equity markets. These market-driven impacts were partially offset by growth in fee-based revenues driven by Ameriprise advisor client net inflows. In addition, the prior year period included a $27 million gain from an interest rate hedge. Net income from continuing operations attributable to Ameriprise Financial per diluted share decreased 22% for the second quarter of 2012 compared to the prior year period. Net income from continuing operations attributable to Ameriprise Financial decreased $95 million, or 30%, for the second quarter of 2012 compared to the prior year period reflecting an unfavorable impact from a tax-related item primarily related to an out-of-period correction, a $16 million negative impact from continued low interest rates and an $18 million after-tax gain from an interest rate hedge in the prior year period. The tax-related item was a decrease to earnings of $40 million, or $0.18 per diluted share, for the second quarter of 2012. Return on equity from continuing operations excluding accumulated other comprehensive income was 12.3% for the twelve months ended June 30, 2012 compared to 13.5% for the prior year period.

Net revenues decreased $80 million, or 2%, for the six months ended June 20, 2012 compared to the prior year period primarily due to lower investment income from continued low interest rates and volatile equity markets. In addition, the prior year period included a $27 million gain from an interest rate hedge. Net income from continuing operations attributable to Ameriprise Financial per diluted share decreased 17% for the six months ended June 20, 2012 compared to the prior year period. Net income from continuing operations attributable to Ameriprise Financial decreased $162 million, or 26%, for the six months ended June 20, 2012 compared to the prior year period reflecting the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization), an unfavorable impact from a tax-related item primarily related to an out-of-period correction and a $37 million negative impact from continued low interest rates, as well as an $18 million after-tax gain from an interest rate hedge in the prior year period. The market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization), after-tax, was a decrease to earnings of $83 million, or $0.36 per diluted share, for the six months ended June 20, 2012 compared to a decrease of $18 million, or $0.07 per diluted share, for the prior year period. The tax-related item was a decrease to earnings of $40 million, or $0.17 per diluted share, for the six months ended June 30, 2012.

Operating Measures

The following tables reconcile certain GAAP measures to operating measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Total net revenues	$2,514	$2,623	$5,075	$5,155
Less: CIEs revenue	1	25	53	62
Less: Net realized gains (losses)	(5)	6	(7)	7
Operating total net revenues	$2,518	$2,592	$5,029	$5,086

			Per Diluted Share
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Net income	$170	$287
Less: Net loss attributable to noncontrolling interests	(53)	(28)
Net income attributable to Ameriprise Financial	223	315	$0.99	$1.25
Less: Loss from discontinued operations, net of tax	(1)	(4)	—	(0.02)
Net income from continuing operations attributable to Ameriprise Financial	224	319	0.99	1.27
Add: Market impact on variable annuity guaranteed living benefits, net of tax (1)	9	4	0.04	0.02
Add: Integration charges, net of tax (1)	17	14	0.08	0.06
Less: Net realized gains (losses), net of tax (1)	(4)	4	(0.02)	0.02
Operating earnings	$254	$333	$1.13	$1.33

Weighted average common shares outstanding:
Basic	221.7	245.5
Diluted	225.6	251.0

(1) Calculated using the statutory tax rate of 35%.

			Per Diluted Share
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Net income	$418	$510
Less: Net loss attributable to noncontrolling interests	(49)	(46)
Net income attributable to Ameriprise Financial	467	556	$2.04	$2.18
Less: Loss from discontinued operations, net of tax	(2)	(75)	(0.01)	(0.30)
Net income from continuing operations attributable to Ameriprise Financial	469	631	2.05	2.48
Add: Market impact on variable annuity guaranteed living benefits, net of tax (1)	83	18	0.36	0.07
Add: Integration charges, net of tax (1)	32	33	0.14	0.13
Less: Net realized gains (losses), net of tax (1)	(5)	5	(0.03)	0.02
Operating earnings	$589	$677	$2.58	$2.66

Weighted average common shares outstanding:
Basic	224.5	248.5
Diluted	228.6	254.3

(1) Calculated using the statutory tax rate of 35%.

The following table reconciles the trailing twelve months’ sum of net income from continuing operations attributable to Ameriprise Financial to operating earnings and the five-point average of quarter-end equity to operating equity:

	Twelve Months Ended June 30,
	2012	2011
	(in millions)
Net income from continuing operations attributable to Ameriprise Financial	$1,014	$1,156
Add: Market impact on variable annuity guaranteed living benefits, net of tax	105	43
Add: Integration charges, net of tax	61	65
Less: Net realized gains (losses), net of tax	(6)	19
Operating earnings	$1,186	$1,245

Total Ameriprise Financial, Inc. shareholders’ equity	$9,072	$9,359
Less: Assets and liabilities held for sale	16	51
Less: Accumulated other comprehensive income, net of tax	804	743
Total Ameriprise Financial, Inc. shareholders’ equity from continuing operations excluding AOCI	8,252	8,565
Less: Equity impacts attributable to CIEs	427	558
Operating equity	$7,825	$8,007

Return on equity from continuing operations, excluding AOCI	12.3%	13.5%
Operating return on equity excluding CIEs and AOCI (1)	15.2%	15.5%

(1) Operating return on equity excluding consolidated investment entities and accumulated other comprehensive income is calculated using the trailing twelve months of earnings excluding the after-tax net realized gains/losses; market impact on variable annuity guaranteed living benefits, net of hedges and related DSIC and DAC amortization; integration/restructuring charges; and discontinued operations in the numerator, and Ameriprise Financial shareholders’ equity excluding accumulated other comprehensive income; the impact of consolidating investment entities; and the assets and liabilities held for sale using a five-point average of quarter-end equity in the denominator.

Operating net revenues decreased $74 million, or 3%, for the second quarter of 2012 compared to the prior year period primarily due to lower investment income from continued low interest rates and volatile equity markets.  These market-driven impacts were partially offset by growth in fee-based revenues driven by Ameriprise advisor client net inflows. In addition, the prior year period included a $27 million gain from an interest rate hedge. Operating earnings per diluted share decreased 15% for the second quarter of 2012 compared to the prior year period. Operating earnings decreased $79 million, or 24%, for the second quarter of 2012 compared to the prior year period reflecting an unfavorable impact from a tax-related item primarily related to an out-of-period correction, a $16 million negative impact from continued low interest rates and an $18 million after-tax gain from an interest rate hedge in the prior year period. The tax-related item was a decrease to earnings of $40 million, or $0.18 per diluted share, for the second quarter of 2012. Operating return on equity excluding CIEs and accumulated other comprehensive income was 15.2% for the twelve months ended June 30, 2012 compared to 15.5% for the prior year period.

Operating net revenues decreased $57 million, or 1%, for the six months ended June 30, 2012 compared to the prior year period primarily due to lower investment income from continued low interest rates and volatile equity markets. In addition, the prior year period included a $27 million gain from an interest rate hedge. Operating earnings per diluted share decreased 3% for the six months ended June 30, 2012 compared to the prior year period. Operating earnings decreased $88 million, or 13%, for the six months ended June 30, 2012 compared to the prior year period reflecting a $40 million unfavorable impact from a tax-related item primarily related to an out-of-period correction and a $37 million negative impact from continued low interest rates, as well as an $18 million after-tax gain from an interest rate hedge in the prior year period.

Earnings, as well as operating earnings, will continue to be negatively impacted by the ongoing low interest rate environment. In addition to continuing spread compression in our interest sensitive product lines, there is also the potential for interest rate related impacts to DAC and DSIC amortization and the level of reserves as a result of our ongoing review of various actuarial related assumptions, which could be material. Currently, we estimate that low interest rates will reduce 2012 earnings by approximately $55 million compared to last year. In 2013, we estimate that low interest rates will reduce earnings by an additional $40 million. In 2014, the incremental impact is much lower, at less than $10 million, as we have a large block of fixed annuities that come out of the guarantee period and we are able to reset crediting rates which will improve spreads.

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

A decrease of 100 basis points in various rate assumptions is likely to result in an increase in DAC and DSIC amortization and an increase in benefits and claims expense from variable annuity guarantees. The following table presents the estimated impact to current period pretax income:

Estimated Impact to Pretax Income(1)
(in millions)
Decrease in future near and long-term fixed income returns by 100 basis points	$(28)

Decrease in future near-term equity fund growth returns by 100 basis points	$(25)
Decrease in future long-term equity fund growth returns by 100 basis points	(17)
Decrease in future near and long-term equity returns by 100 basis points	$(42)

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

The following table presents detail regarding our AUM and AUA:

	June 30,
	2012	2011	Change
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$114.7	$105.9	$8.8	8%
Asset Management AUM	445.8	467.2	(21.4)	(5)
Eliminations	(16.9)	(13.4)	(3.5)	(26)
Total Assets Under Management	543.6	559.7	(16.1)	(3)
Total Assets Under Administration	111.2	110.5	0.7	1
Total AUM and AUA	$654.8	$670.2	(15.4)	(2)%

Total AUM decreased $16.1 billion, or 3%, to $543.6 billion as of June 30, 2012 compared to the prior year period due to a $21.4 billion decrease in Asset Management AUM, partially offset by an $8.8 billion increase in Advice & Wealth Management AUM. See our segment results of operations discussion below for additional information on changes in our AUM.

Consolidated Results of Operations for the Three Months Ended June 30, 2012 and 2011

The following table presents our consolidated results of operations:

	Three Months Ended June 30,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$1,152	$1,172	$(20)	(2)%
Distribution fees	396	416	(20)	(5)
Net investment income	472	498	(26)	(5)
Premiums	302	312	(10)	(3)
Other revenues	202	236	(34)	(14)
Total revenues	2,524	2,634	(110)	(4)
Banking and deposit interest expense	10	11	(1)	(9)
Total net revenues	2,514	2,623	(109)	(4)
Expenses
Distribution expenses	663	659	4	1
Interest credited to fixed accounts	209	212	(3)	(1)
Benefits, claims, losses and settlement expenses	396	405	(9)	(2)
Amortization of deferred acquisition costs	99	89	10	11
Interest and debt expense	72	75	(3)	(4)
General and administrative expense	776	774	2	—
Total expenses	2,215	2,214	1	—
Income from continuing operations before income tax provision	299	409	(110)	(27)
Income tax provision	128	118	10	8
Income from continuing operations	171	291	(120)	(41)
Loss from discontinued operations, net of tax	(1)	(4)	3	75
Net income	170	287	(117)	(41)
Less: Net loss attributable to noncontrolling interests	(53)	(28)	(25)	(89)
Net income attributable to Ameriprise Financial	$223	$315	$(92)	(29)%

Income from continuing operations decreased $120 million, or 41%, to $171 million for the second quarter of 2012 compared to the prior year period reflecting a $40 million unfavorable impact from a tax-related item primarily related to an out-of-period correction, a $16 million negative impact from continued low interest rates, an $18 million after-tax gain from an interest rate hedge in the prior year period and a $21 million decrease in other revenues of CIEs.

Net revenues decreased $109 million, or 4%, for the second quarter of 2012 compared to the prior year period primarily due to lower investment income from continued low interest rates and volatile equity markets. These market-driven impacts were partially offset by growth in fee-based revenues driven by Ameriprise advisor client net inflows. In addition, the prior year period included a $27 million gain from an interest rate hedge. Net revenues of CIEs decreased $24 million compared to the prior year period primarily due to lower other revenues of CIEs. Management and financial advice fees decreased $20 million, or 2%, for the second quarter of 2012 compared to the prior year period due to lower asset-based fees driven by a decline in average AUM. Average AUM decreased $4.0 billion, or 1%, compared to the prior year period. See our discussion on the changes in AUM in our segment results of operations section below. Distribution fees decreased $20 million, or 5%, for the second quarter of 2012 compared to the prior year period due to lower asset-based fees driven by a decline in average AUM and lower transactional revenues. Net investment income decreased $26 million, or 5%, compared to the prior year period reflecting a decrease in investment income on fixed maturity securities from continued low interest rates. Premiums decreased $10 million, or 3%, compared to the prior year period driven by a decrease in sales of immediate annuities with life contingencies, partially offset by an increase in Auto and Home premium growth compared to the prior year period. Other revenues decreased $34 million, or 14%, compared to the prior year period due to a $21 million decrease in other revenues of CIEs and a $27 million gain on an interest rate hedge put in place in anticipation of issuing debt that was reclassified from accumulated other comprehensive income into earnings in the second quarter of 2011, partially offset by higher fees from variable annuity guarantees driven by higher volumes, as well as higher fee rates.

Total expenses remained flat compared to the prior year period. Benefits, claims, losses and settlement expenses decreased $9 million, or 2%, compared to the prior year period due to a $9 million benefit from a life insurance reserve release in the second quarter of 2012, favorable claims in life and disability income insurance and lower reserves related to lower sales of immediate annuities with life contingencies, partially offset by a $12 million expense from fixed annuity valuation adjustments, a $3 million negative impact from markets on DSIC and higher reserves related to higher fees from variable annuity guarantees compared to the prior year period. Amortization of DAC increased $10 million, or 11%, compared to the prior year period due to the market impact on amortization of DAC. The market impact on amortization of DAC was an expense of $9 million in the second quarter of 2012 compared to a benefit of $3 million in the prior year period.

Income Taxes

Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 42.8% for the three months ended June 30, 2012, compared to 29.0% for the prior year period. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 36.4% for the three months ended June 30, 2012, compared to 27.1% for the prior year period. The significant increase in the effective tax rate for the second quarter of 2012 compared to the prior year period is primarily a result of a $32 million correction of tax related to securities lending activities. During the second quarter of 2012, we discovered we had received incomplete data from a third-party service provider for securities lending activities that resulted in the miscalculation of our dividend received deduction and foreign tax credit, which resulted in an understatement of taxes payable and an overstatement of reported earnings in prior periods. We have resolved the data issue and stopped the securities lending that negatively impacted our tax position.

Our operating effective tax rate was 36.3% for the three months ended June 30, 2012, compared to 27.5% for the prior year period. The following table presents a reconciliation of our operating effective tax rate:

	Three Months Ended June 30,
	2012		2011
	GAAP	Operating	GAAP	Operating
	(in millions)
Income from continuing operations before income tax provision	$299	$399	$409	$459
Less: Pretax loss attributable to noncontrolling interests	(53)	—	(28)	—
Income from continuing operations before income tax provision excluding CIEs	$352	$399	$437	$459

Income tax provision from continuing operations	$128	$145	$118	$126

Effective tax rate	42.8%	36.3%	29.0%	27.5%
Effective tax rate excluding noncontrolling interests	36.4%	36.3%	27.1%	27.5%

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

Results of Operations by Segment for the Three Months Ended June 30, 2012 and 2011

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

The following table presents summary financial information by segment:

	Three Months Ended June 30,
	2012	2011
	(in millions)
Advice & Wealth Management
Net revenues	$953	$957
Expenses	842	849
Operating earnings	$111	$108
Asset Management
Net revenues	$707	$753
Expenses	577	607
Operating earnings	$130	$146
Annuities
Net revenues	$628	$665
Expenses	512	511
Operating earnings	$116	$154
Protection
Net revenues	$528	$522
Expenses	419	430
Operating earnings	$109	$92
Corporate & Other
Net revenues	$7	$22
Expenses	74	63
Operating earnings	$(67)	$(41)

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

On July 10, 2012, we announced our intention to transition our federal savings bank subsidiary, Ameriprise Bank, FSB, to a non-depository national trust bank by year-end 2012, subject to regulatory approvals. See our discussion on the transition and the impacts to our business in the Overview section above.

The following table presents the changes in wrap account assets and average balances for the three months ended June 30:

	2012	2011
	(in billions)
Beginning balance	$113.1	$103.1
Net flows	2.6	2.3
Market appreciation (depreciation) and other	(2.3)	0.5
Ending balance	$113.4	$105.9

Average balance	$113.3	$104.5

Wrap account assets increased $0.3 billion during the three months ended June 30, 2012 due to net inflows of $2.6 billion and market depreciation and other of $2.3 billion. Average wrap account assets increased $8.8 billion, or 8%, to $113.3 billion for the second quarter of 2012 compared to the prior year period primarily due to net inflows.

The following table presents the changes in wrap account assets for the twelve months ended June 30:

	2012	2011
	(in billions)
Beginning balance	$105.9	$83.0
Net flows	7.7	8.4
Market appreciation (depreciation) and other	(0.2)	14.5
Ending balance	$113.4	$105.9

Wrap account assets increased $7.5 billion, or 7%, from the prior year period primarily reflecting net inflows of $7.7 billion.

Management believes that operating measures, which exclude net realized gains or losses for our Advice & Wealth Management segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these operating measures in the Overview section above.

The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Three Months Ended June 30,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$430	$408	$22	5%
Distribution fees	454	484	(30)	(6)
Net investment income	64	61	3	5
Other revenues	15	15	—	—
Total revenues	963	968	(5)	(1)
Banking and deposit interest expense	10	11	(1)	(9)
Total net revenues	953	957	(4)	—
Expenses
Distribution expenses	565	574	(9)	(2)
General and administrative expense	277	275	2	1
Total expenses	842	849	(7)	(1)
Operating earnings	$111	$108	$3	3%

Our Advice & Wealth Management segment pretax operating earnings, which excludes net realized gains or losses, increased $3 million, or 3%, to $111 million for the three months ended June 30, 2012 compared to $108 million for the prior year period primarily due to strong growth in wrap account assets, as well as higher invested asset balances, partially offset by a $10 million impact from low interest rates, as well as lower transactional revenues. Pretax operating margin was 11.6% for the three months ended June 30, 2012 compared to 11.3% for the prior year period.

Net Revenues

Net revenues exclude net realized gains or losses. Net revenues were essentially flat at $953 million, reflecting client net inflows, as well as higher invested asset balances, offset by the impact of a lower asset earnings rate on cash balances and lower transactional volumes related to volatile markets and lower sales of variable annuities. Operating net revenue per branded advisor was $97,000 for the second quarter of 2012, down 2% from the prior year period, reflecting the volatile market environment that impacted transactional-based revenues. Total branded advisors increased 1% to 9,803 at June 30, 2012 compared to 9,663 at June 30, 2011.

Management and financial advice fees increased $22 million, or 5%, to $430 million for the three months ended June 30, 2012 compared to $408 million for the prior year period driven by growth in wrap account assets. Average wrap account assets increased $8.8 billion, or 8%, to $113.3 billion for the second quarter of 2012 compared to the prior year period primarily due to net inflows. See our discussion of the changes in wrap account assets above.

Distribution fees decreased $30 million, or 6%, to $454 million for the three months ended June 30, 2012 compared to $484 million for the prior year period due to lower transactional volumes related to volatile markets and lower sales of variable annuities.

Expenses

Total expenses decreased $7 million, or 1%, to $842 million for the three months ended June 30, 2012 compared to $849 million for the prior year period due to a decrease in distribution expenses. Distribution expenses decreased $9 million, or 2%, to $565 million for the three months ended June 30, 2012 compared to $574 million for the prior year period primarily due to lower advisor compensation from lower transactional volumes.

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

On April 30, 2010, we completed the acquisition of the long-term asset management business of the Columbia Management Group from Bank of America. The acquisition significantly enhanced the capabilities of the Asset Management segment by increasing its scale, broadening its retail and institutional distribution capabilities and strengthening and diversifying its lineup of retail and institutional products. The integration of the Columbia Management business, which was completed in the second quarter of 2012, involved organizational changes to our portfolio management and analytical teams and to our operational, compliance, sales and marketing support staffs. This integration also involved the streamlining of our U.S. domestic product offerings. As a result of the integration, we combined RiverSource Investments, our legacy U.S. asset management business, with Columbia Management, under the Columbia brand. Total U.S. retail assets and number of funds under the Columbia brand as of June 30, 2012 were $211.4 billion and 217 funds, respectively.

From time to time, fee waivers have been provided to the Columbia Money Market Funds (the “Funds”) by Columbia Management and certain other subsidiaries performing services for the Funds for the purposes of reducing the expenses charged to a Fund in a given period to maintain or improve a Fund’s net yield in that period. Our subsidiaries may enter into contractual arrangements with the Funds identifying the specific fees to be waived and/or expenses to be reimbursed, as well as the time period for which such waivers will apply. In aggregate, we voluntarily waived fees of $2.9 million and $3.3 million for the three months ended June 30, 2012 and 2011, respectively.

Threadneedle remains our primary international investment management platform. Threadneedle manages seven Open Ended Investment Companies (“OEICs”) and one Societe d’Investissement A Capital Variable (“SICAV”) offering. The seven OEICs are Threadneedle Investment Funds ICVC (“TIF”), Threadneedle Specialist Investment Funds ICVC (“TSIF”), Threadneedle Focus Investment Funds (“TFIF”), Threadneedle Advantage Portfolio Funds (“TPAF”), Threadneedle Investment Funds ICVC II (“TIF II”), Threadneedle Investment Funds ICVC III (“TIF III”) and Threadneedle Investment Funds ICVC IV (“TIF IV”). TIF, TSIF, TFIF, TPAF, TIF II, TIF III and TIF IV are structured as umbrella companies with a total of 72 (33, 14, 2, 2, 6, 9 and 6, respectively) sub funds covering the world’s bond and equity markets. The SICAV is the Threadneedle (Lux) SICAV (“T(Lux)”). T(Lux) is structured as an umbrella company with a total of 29 sub funds covering the world’s bond, commodities and equity markets. In addition, Threadneedle manages 13 unit trusts, 10 of which invest into the OEICs, eight property unit trusts and one property fund of funds.

The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of June 30, 2012:

Columbia

Mutual Fund Rankings in top 2 Lipper Quartiles

Domestic Equity	Equal weighted	1 year	43%
		3 year	56%
		5 year	60%
	Asset weighted	1 year	62%
		3 year	76%
		5 year	75%

International Equity	Equal weighted	1 year	63%
		3 year	41%
		5 year	57%
	Asset weighted	1 year	84%
		3 year	15%
		5 year	73%

Taxable Fixed Income	Equal weighted	1 year	75%
		3 year	45%
		5 year	74%
	Asset weighted	1 year	82%
		3 year	53%
		5 year	81%

Tax Exempt Fixed Income	Equal weighted	1 year	90%
		3 year	95%
		5 year	90%
	Asset weighted	1 year	83%
		3 year	85%
		5 year	98%

Asset Allocation Funds	Equal weighted	1 year	91%
		3 year	71%
		5 year	52%
	Asset weighted	1 year	92%
		3 year	90%
		5 year	90%

Number of funds with 4 or 5 Morningstar star ratings		Overall	56
		3 year	53
		5 year	45

Percent of funds with 4 or 5 Morningstar star ratings		Overall	47%
		3 year	45%
		5 year	41%

Percent of assets with 4 or 5 Morningstar star ratings		Overall	64%
		3 year	40%
		5 year	43%

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

Aggregated data includes all Columbia branded mutual funds.

Threadneedle

Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark

Equity	Equal weighted	1 year	65%
		3 year	85%
		5 year	80%
	Asset weighted	1 year	87%
		3 year	91%
		5 year	86%

Fixed Income	Equal weighted	1 year	67%
		3 year	64%
		5 year	64%
	Asset weighted	1 year	39%
		3 year	41%
		5 year	68%

Allocation (Managed) Funds	Equal weighted	1 year	0%
		3 year	67%
		5 year	100%
	Asset weighted	1 year	0%
		3 year	78%
		5 year	100%

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

The following table presents the ending balances and average managed assets:

					Average
	June 30,				Three Months Ended June 30,
	2012	2011	Change		2012	2011	Change
	(in billions)				(in billions)
Columbia managed assets	$331.9	$362.0	$(30.1)	(8)%	$338.0	$362.5	$(24.5)	(7)%
Threadneedle managed assets	116.6	110.4	6.2	6	120.0	108.6	11.4	10
Less: Sub-advised eliminations	(2.7)	(5.2)	2.5	48	(3.6)	(4.8)	1.2	25
Total managed assets	$445.8	$467.2	$(21.4)	(5)%	$454.4	$466.3	$(11.9)	(3)%

The following table presents managed asset net flows:

	Three Months Ended June 30,
	2012	2011	Change
	(in billions)
Columbia managed asset net flows	$(5.4)	$(1.0)	$(4.4)	NM
Threadneedle managed asset net flows (1)	(2.4)	1.7	(4.1)	NM
Less: Sub-advised eliminations (1)	1.2	(1.0)	2.2	NM
Total managed asset net flows	$(6.6)	$(0.3)	$(6.3)	NM

(1) Threadneedle net flows in Q2 2012 include $1.2 billion of outflows primarily due to a change in subadvisory relationship between Threadneedle and Columbia. These outflows are eliminated at the segment level.

NM  Not Meaningful.

The following table presents managed assets by type:

	June 30,
	2012	2011	Change
	(in billions)
Equity	$213.4	$247.6	$(34.2)	(14)%
Fixed income	204.3	190.4	13.9	7
Money market	6.9	6.3	0.6	10
Alternative	8.8	10.7	(1.9)	(18)
Hybrid and other	12.4	12.2	0.2	2
Total managed assets by type	$445.8	$467.2	$(21.4)	(5)%

The following tables present the changes in Columbia and Threadneedle managed assets:

	Three Months Ended June 30,
Columbia Managed Assets Rollforward	2012	2011
	(in billions)
Retail Funds
Beginning assets	$221.4	$226.4
Mutual fund inflows	9.2	9.7
Mutual fund outflows	(14.8)	(11.9)
Net VP/VIT fund flows	(0.1)	0.4
Net new flows	(5.7)	(1.8)
Reinvested dividends	2.0	2.1
Net flows	(3.7)	0.3
Distributions	(2.3)	(2.5)
Market appreciation (depreciation) and other (1)	(4.0)	1.2
Total ending assets	211.4	225.4

Institutional
Beginning assets	75.0	89.8
Inflows	3.7	4.7
Outflows	(5.1)	(5.7)
Net flows	(1.4)	(1.0)
Market appreciation (depreciation) and other	(0.8)	0.6
Total ending assets	72.8	89.4

Alternative
Beginning assets	8.3	9.6
Inflows	0.2	0.1
Outflows	(0.5)	(0.4)
Net flows	(0.3)	(0.3)
Market appreciation (depreciation) and other	(0.2)	0.1
Total ending assets	7.8	9.4

Affiliated General Account Assets	40.1	38.1

Other and Eliminations	(0.2)	(0.3)

Total Columbia managed assets	$331.9	$362.0

Total Columbia net flows	$(5.4)	$(1.0)

(1)    Included in Market appreciation (depreciation) and other for retail funds in the 2nd quarter of 2012 are $3B due to the transfer of Active Diversified Portfolio assets from non-proprietary to proprietary funds.

	Three Months Ended June 30,
	2012	2011
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$36.3	$34.3
Mutual fund inflows	3.3	5.2
Mutual fund outflows (2)	(4.6)	(3.3)
Net new flows	(1.3)	1.9
Reinvested dividends	0.1	0.1
Net flows	(1.2)	2.0
Distributions	(0.2)	(0.2)
Market appreciation (depreciation)	(1.2)	0.3
Foreign currency translation (1)	(0.6)	—
Other	0.2	0.2
Total ending assets	33.3	36.6

Institutional
Beginning assets	85.9	71.1
Inflows	1.9	2.6
Outflows	(3.1)	(2.7)
Net flows	(1.2)	(0.1)
Market appreciation (depreciation)	(1.6)	0.8
Foreign currency translation (1)	(1.6)	0.1
Other	0.8	0.6
Total ending assets	82.3	72.5

Alternative
Beginning assets	1.1	1.3
Inflows	—	—
Outflows	—	(0.2)
Net flows	—	(0.2)
Market appreciation (depreciation)	—	—
Foreign currency translation (1)	—	—
Other	(0.1)	0.2
Total ending assets	1.0	1.3

Total Threadneedle managed assets	$116.6	$110.4

Total Threadneedle net flows	$(2.4)	$1.7

(1)	Amounts represent British Pound to US dollar conversion.
(2)	Retail fund outflows in Q2 2012 include $1.2 billion due to a change in subadvisory relationship between Threadneedle and Columbia. These outflows are eliminated at the segment level.

Total segment AUM declined $17.2 billion, or 4%, to $445.8 billion as of June 30, 2012 from $463.0 billion at March 31, 2012, due to a decrease in both Columbia and Threadneedle managed assets. Columbia managed assets declined $12.1 billion, or 4%, to $331.9 billion as of June 30, 2012 from $344.0 billion at March 31, 2012, primarily due to a decrease in retail funds. Columbia retail funds decreased $10.0 billion, or 5%, during the second quarter of 2012 due to net outflows of $3.7 billion, distributions of $2.3 billion and market depreciation and other of $4.0 billion. Columbia retail fund net outflows of $3.7 billion in the second quarter of 2012 included $1.9 billion of previously announced net outflows in former parent company portfolios and $2.1 billion of net outflows in New York 529 program assets. Columbia institutional AUM decreased $2.2 billion, or 3%, during the second quarter of 2012 due to net outflows of $1.4 billion and market depreciation and other of $0.8 billion. Columbia institutional net outflows of $1.4 billion in the second quarter of 2012 included $1.2 billion of previously announced net outflows in former parent company portfolios. Columbia continued to experience net outflows from a third-party subadvisor and in a portfolio where there was a manager retirement.

Threadneedle managed assets decreased $6.7 billion, or 5%, to $116.6 billion as of June 30, 2012 from $123.3 billion at March 31, 2012 due to decreases in both retail and institutional AUM. Threadneedle retail funds decreased $3.0 billion, or 8%, during the second quarter of 2012 primarily due to net outflows of $1.2 billion and market depreciation of $1.2 billion. Threadneedle retail net outflows of $1.2 billion resulted from a change in the subadvisory relationship between Threadneedle and Columbia. Threadneedle institutional AUM decreased $3.6 billion, or 4%, during the second quarter of 2012 due to net outflows of

$1.2 billion, market depreciation of $1.6 billion and a negative impact from foreign currency translation of $1.6 billion. Threadneedle institutional net outflows of $1.2 billion included $0.7 billion of outflows from a closed book of insurance assets.

Underlying flow trends at Columbia have improved despite the challenging markets. We are making good progress distributing through intermediary channels and are in net inflows in our Focus Funds. In the institutional channel, Columbia continues to grow its third-party business, has a strong new business pipeline and asset retention and win rates remain strong. At Threadneedle, market volatility and weak investor sentiment in Europe caused a slowdown in the funding of institutional mandates.

Total segment AUM declined $21.4 billion, or 5%, from the prior year period primarily reflecting net outflows of $12.7 billion, distributions of $6.6 billion and weighted-equity market depreciation. Average segment AUM decreased 3% for the second quarter of 2012 compared to the prior year period due to net outflows, distributions and weighted-equity market depreciation.

Management believes that operating measures, which exclude net realized gains or losses and integration charges for our Asset Management segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these operating measures in the Overview section above.

The following table presents the results of operations of our Asset Management segment on an operating basis:

	Three Months Ended June 30,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$592	$627	$(35)	(6)%
Distribution fees	111	123	(12)	(10)
Net investment income	2	3	(1)	(33)
Other revenues	3	—	3	NM
Total revenues	708	753	(45)	(6)
Banking and deposit interest expense	1	—	1	NM
Total net revenues	707	753	(46)	(6)
Expenses
Distribution expenses	272	277	(5)	(2)
Amortization of deferred acquisition costs	5	6	(1)	(17)
General and administrative expense	300	324	(24)	(7)
Total expenses	577	607	(30)	(5)
Operating earnings	$130	$146	$(16)	(11)%

NM  Not Meaningful.

Our Asset Management segment pretax operating earnings, which exclude net realized gains or losses and integration charges, decreased $16 million, or 11%, to $130 million for the three months ended June 30, 2012 compared to $146 million for the prior year period reflecting a decline in assets under management, partially offset by continued expense controls. Pretax operating margin was 18.4% for the three months ended June 30, 2012 compared to 19.4% for the prior year period.

Net Revenues

Net revenues decreased $46 million, or 6%, to $707 million for the three months ended June 30, 2012 compared to $753 million for the prior year period primarily driven by lower average assets under management due to net outflows and market depreciation.

Management and financial advice fees decreased $35 million, or 6%, to $592 million for the three months ended June 30, 2012 compared to $627 million for the prior year period driven by a 3% decline in average assets under management due to net outflows and market depreciation. See our discussion above on the changes in assets under management.

Distribution fees decreased $12 million, or 10%, to $111 million for the three months ended June 30, 2012 compared to $123 million for the prior year period primarily due to a 3% decline in average assets under management.

Expenses

Total expenses, which exclude integration charges, decreased $30 million, or 5%, to $577 million for the three months ended June 30, 2012 compared to $607 million for the prior year period primarily due to a $24 million decrease in general and administrative expense primarily due to lower compensation-related expense. Expenses remain well controlled and reflected our focus on re-engineering to fund investments in the business.

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

The following table presents the results of operations of our Annuities segment on an operating basis:

	Three Months Ended June 30,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$159	$161	$(2)	(1)%
Distribution fees	78	80	(2)	(3)
Net investment income	287	308	(21)	(7)
Premiums	28	49	(21)	(43)
Other revenues	76	67	9	13
Total revenues	628	665	(37)	(6)
Banking and deposit interest expense	—	—	—	—
Total net revenues	628	665	(37)	(6)
Expenses
Distribution expenses	97	101	(4)	(4)
Interest credited to fixed accounts	174	177	(3)	(2)
Benefits, claims, losses and settlement expenses	121	119	2	2
Amortization of deferred acquisition costs	57	54	3	6
General and administrative expense	63	60	3	5
Total expenses	512	511	1	—
Operating earnings	$116	$154	$(38)	(25)%

Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed living benefits, net of hedges and the related DSIC and DAC amortization, decreased $38 million, or 25%, to $116 million for the three months ended June 30, 2012 compared to $154 million for the prior year period primarily due to a decline in net investment income reflecting low interest rates impacting both the variable and fixed businesses and the negative impact from markets on DAC and DSIC and fixed annuity valuation model adjustments. The decrease in premiums from lower sales of immediate annuities with life contingencies was mostly offset by lower related expenses. The increase in other revenues due to higher fees from variable annuity guarantees was offset by a net $6 million expense related to projected insurance industry guaranty fund assessments, as well as higher reserves related to higher fees.

RiverSource variable annuity account balances were unchanged compared to the prior year period at $65.2 billion. Variable annuity net outflows of $147 million in the second quarter of 2012 reflected the closed book of annuities sold through third parties and $94 million of net inflows in the Ameriprise channel. Slower sales in the second quarter of 2012 reflected the impact of the introduction of a new variable annuity rider in May and the suspension or restriction of certain product offerings during the quarter. RiverSource fixed annuity account balances declined 1% compared to the prior year period to $14.1 billion due to ongoing net outflows resulting from low client demand given current interest rates.

Net Revenues

Net revenues, which exclude net realized gains or losses, decreased $37 million, or 6%, to $628 million for the three months ended June 30, 2012 compared to $665 million for the prior year period primarily due to decreases in net investment income and premiums, partially offset by higher fees from variable annuity guarantees.

Net investment income, which excludes net realized gains or losses, decreased $21 million, or 7%, to $287 million for the three months ended June 30, 2012 compared to $308 million for the prior year period reflecting low interest rates impacting both the variable and fixed businesses.

Premiums decreased $21 million, or 43%, to $28 million for the three months ended June 30, 2012 compared to $49 million for the prior year period due to lower sales of immediate annuities with life contingencies.

Other revenues increased $9 million, or 13%, to $76 million for the three months ended June 30, 2012 compared to $67 million for the prior year period due to higher fees from variable annuity guarantees primarily driven by higher volumes, as well as higher fee rates.

Expenses

Total expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges and the related DSIC and DAC amortization, were essentially flat at $512 million as decreases in expenses from lower sales were offset by unfavorable impacts from the market on DAC and DSIC, fixed annuity valuation model adjustments and the insurance industry guaranty fund assessments.

Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges and the related DSIC amortization, increased $2 million, or 2%, to $121 million for the three months ended June 30, 2012 compared to $119 million for the prior year period due to fixed annuity valuation model adjustments, as well as the market impact to DSIC amortization and higher reserves related to higher fees from variable annuity guarantees, partially offset by lower reserves resulting from lower sales of immediate annuities with life contingencies. The impact of fixed annuity valuation model adjustments was a $12 million expense in the second quarter of 2012 compared to nil for the prior year period. The market impact to DSIC was an expense of $3 million in the second quarter of 2012 compared to nil in the prior year period.

Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, increased $3 million, or 6%, to $57 million for the three months ended June 30, 2012 compared to $54 million for the prior year period primarily due to the market impact on amortization of DAC, partially offset by improved policyholder persistency. The market impact on amortization of DAC was an expense of $8 million in the second quarter of 2012 compared to a benefit of $3 million in the prior year period.

General and administrative expense increased $3 million, or 5%, to $63 million for the three months ended June 30, 2012 compared to $60 million for the prior year period due to an expense related to projected insurance industry guaranty fund assessments. In the second quarter of 2012, we recognized a net $6 million charge for estimated future assessments from state insurance guaranty funds, primarily associated with the liquidation of Executive Life Insurance Company of New York. See Note 13 to our Consolidated Financial Statements for additional information on insurance industry guaranty fund assessments.

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

The following table presents the results of operations of our Protection segment on an operating basis:

	Three Months Ended June 30,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$13	$15	$(2)	(13)%
Distribution fees	23	23	—	—
Net investment income	106	109	(3)	(3)
Premiums	278	267	11	4
Other revenues	108	108	—	—
Total revenues	528	522	6	1
Banking and deposit interest expense	—	—	—	—
Total net revenues	528	522	6	1
Expenses
Distribution expenses	18	17	1	6
Interest credited to fixed accounts	35	35	—	—
Benefits, claims, losses and settlement expenses	264	279	(15)	(5)
Amortization of deferred acquisition costs	32	29	3	10
General and administrative expense	70	70	—	—
Total expenses	419	430	(11)	(3)
Operating earnings	$109	$92	$17	18%

Our Protection segment pretax operating income, which excludes net realized gains or losses, increased $17 million, or 18%, to $109 million for the three months ended June 30, 2012, compared to $92 million for the prior year period driven by favorable claims in life and disability income insurance, an improved auto and home combined ratio and a $9 million benefit from a life insurance reserve release. These benefits were partially offset by lower long term care earnings and a modest decline in life insurance in force.

Net Revenues

Net revenues, which exclude net realized gains or losses, increased $6 million, or 1%, to $528 million for the three months ended June 30, 2012 compared to $522 million for the prior year period due to Auto and Home premium growth, partially offset by a decline in life and health revenues resulting from a modest decline in life insurance in force. Life insurance in force declined 1% to $190.7 billion compared to the prior year period.

Premiums increased $11 million, or 4%, to $278 million for the three months ended June 30, 2012 compared to $267 million for the prior year period due to growth in Auto and Home premiums driven by higher volumes. Auto and Home policy counts increased 7% period-over-period.

Expenses

Total expenses decreased $11 million, or 3%, to $419 million for the three months ended June 30, 2012 compared to $430 million for the prior year period due to a decrease in benefits, claims, losses and settlement expenses.

Benefits, claims, losses and settlement expenses decreased $15 million, or 5%, to $264 million for the three months ended June 30, 2012 compared to $279 million for the prior year period due to a $9 million benefit from a life insurance reserve release in the second quarter of 2012 and lower life and disability income insurance claims, partially offset by higher long term care claims compared to the prior year period. An increase in benefits, claims, losses and settlement expenses related to Auto and Home premium growth was offset by higher auto liability reserves in the prior year period reflecting elevated reserve levels based on late 2010 experience.

Corporate & Other

Our Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment excludes revenues and expenses of the CIEs.

Management believes that operating measures, which exclude net realized gains or losses, the impact of consolidating CIEs and restructuring charges for our Corporate & Other segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these operating measures in the Overview section above.

The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Three Months Ended June 30,
	2012	2011	Change
	(in millions)
Revenues
Net investment income (loss)	$4	$(6)	$10	NM
Other revenues	3	28	(25)	(89)%
Total revenues	7	22	(15)	(68)
Banking and deposit interest expense	—	—	—	—
Total net revenues	7	22	(15)	(68)
Expenses
Distribution expenses	—	1	(1)	NM
Interest and debt expense	24	24	—	—
General and administrative expense	50	38	12	32
Total expenses	74	63	11	17
Operating loss	$(67)	$(41)	$(26)	(63)%

NM  Not Meaningful.

Our Corporate & Other segment pretax operating loss excludes net realized gains or losses, the impact of consolidating CIEs and restructuring charges. Our Corporate & Other segment pretax operating loss was $67 million for the three months ended June 30, 2012 compared to $41 million for the prior year period.

Net revenues, which exclude revenues or losses of CIEs and net realized gains or losses, decreased $15 million, or 68%, to $7 million for the three months ended June 30, 2012 compared to $22 million for the prior year period primarily due to a decrease in other revenues, partially offset by net investment income of $4 million in the second quarter of 2012 compared to net investment loss of $6 million in the prior year period.

Other revenues, which exclude other revenues or losses of CIEs, decreased $25 million, or 89%, to $3 million for the three months ended June 30, 2012 compared to $28 million for the prior year period due to a $27 million gain on an interest rate hedge put in place in anticipation of issuing debt that was reclassified from accumulated other comprehensive income into earnings in the second quarter of 2011.

Total expenses, which exclude expenses of CIEs and restructuring charges, increased $11 million, or 17%, to $74 million for the three months ended June 30, 2012 compared to $63 million for the prior year period due to an increase in general and administrative expense resulting from an $8 million expense from a tax-related item in the second quarter of 2012.

Consolidated Results of Operations for the Six Months Ended June 30, 2012 and 2011

The following table presents our consolidated results of operations:

	Six Months Ended June 30,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$2,284	$2,309	$(25)	(1)%
Distribution fees	798	813	(15)	(2)
Net investment income	1,003	1,013	(10)	(1)
Premiums	603	604	(1)	—
Other revenues	408	440	(32)	(7)
Total revenues	5,096	5,179	(83)	(2)
Banking and deposit interest expense	21	24	(3)	(13)
Total net revenues	5,075	5,155	(80)	(2)
Expenses
Distribution expenses	1,329	1,293	36	3
Interest credited to fixed accounts	415	420	(5)	(1)
Benefits, claims, losses and settlement expenses	888	788	100	13
Amortization of deferred acquisition costs	130	164	(34)	(21)
Interest and debt expense	141	150	(9)	(6)
General and administrative expense	1,551	1,545	6	—
Total expenses	4,454	4,360	94	2
Income from continuing operations before income tax provision	621	795	(174)	(22)
Income tax provision	201	210	(9)	(4)
Income from continuing operations	420	585	(165)	(28)
Loss from discontinued operations, net of tax	(2)	(75)	73	97
Net income	418	510	(92)	(18)
Less: Net loss attributable to noncontrolling interests	(49)	(46)	(3)	(7)
Net income attributable to Ameriprise Financial	$467	$556	$(89)	(16)%

Income from continuing operations decreased $165 million, or 28%, for the six months ended June 30, 2012 compared to the prior year period reflecting the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization), a $37 million negative impact from continued low interest rates, a $40 million unfavorable impact from a tax-related item primarily related to an out-of-period correction and an $18 million after-tax gain from an interest rate hedge that benefited revenues in the prior year period. The market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization), after-tax, was a negative impact of $83 million for the first half of 2012 compared to a negative impact of $18 million for the prior year period. Loss from discontinued operations, net of tax, was $2 million for the six months ended June 30, 2012 compared to $75 million for the prior year period. Loss from discontinued operations, net of tax, for the prior year period included a $77 million after-tax charge related to previously disclosed legal expenses.

Net revenues decreased $80 million, or 2%, for the six months ended June 30, 2012 compared to the prior year period due to lower investment income from continued low interest rates and volatile equity markets. In addition, the prior year period included a $27 million gain from an interest rate hedge. Management and financial advice fees decreased $25 million, or 1%, for the six months ended June 30, 2012 compared to the prior year period due to lower asset-based fees driven by a decline in average AUM. Average AUM decreased $7.4 billion, or 1%, compared to the prior year period. See our discussion on the changes in AUM in our segment results of operations section below. Distribution fees decreased $15 million, or 2%, for the six months ended June 30, 2012 compared to the prior year period due to lower asset-based fees driven by a decline in average AUM and lower transactional revenues. Net investment income decreased $10 million, or 1%, compared to the prior year period reflecting a decrease in investment income on fixed maturity securities from continued low interest rates, partially offset by a $31 million increase in investment income of CIEs. Other revenues decreased $32 million, or 7%, compared to the prior year period due to a $40 million decrease in other revenues of CIEs and a $27 million gain on an interest rate hedge put in place in anticipation of issuing debt that was reclassified from accumulated other comprehensive income into earnings in the second quarter of 2011, partially offset by higher fees from variable annuity guarantees driven by higher volumes, as well as higher fee rates.

Total expenses increased $94 million, or 2%, compared to the prior year period primarily due to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization). Benefits, claims, losses and settlement expenses increased $100 million, or 13%, compared to the prior year period primarily due to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization), as well as higher reserves related to higher fees from variable annuity guarantees compared to the prior year period, partially offset by the impact of valuation model adjustments, a $9 million benefit from a life insurance reserve release in the second quarter of 2012 and lower reserves resulting from lower sales of immediate annuities with life contingencies. Benefits, claims, losses and settlement expenses in the first half of 2012 included an expense of $160 million for the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) compared to an expense of $34 million for the prior year period. Benefits, claims, losses and settlement expenses in the first half of 2012 included an $11 million benefit from the impact of valuation model adjustments compared to a $7 million benefit for the prior year period.

Amortization of DAC decreased $34 million, or 21%, compared to the prior year period primarily due to the DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization). The DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) was a $31 million benefit in the first half of 2012 compared to a $6 million benefit in the prior year period.

Income Taxes

Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 32.4% for the six months ended June 30, 2012, compared to 26.5% for the prior year period. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 30.0% for the six months ended June 30, 2012, compared to 25.0% for the prior year period. The significant increase in the effective tax rate for the first half of 2012 compared to the prior year period is primarily a result of a $32 million correction of tax related to securities lending activities. During the second quarter of 2012, we discovered we had received incomplete data from a third-party service provider for securities lending activities that resulted in the miscalculation of our dividend received deduction and foreign tax credit, which resulted in an understatement of taxes payable and an overstatement of reported earnings in prior periods. We have resolved the data issue and stopped the securities lending that negatively impacted our tax position.

Our operating effective tax rate was 31.1% for the six months ended June 30, 2012, compared to 25.8% for the prior year period. The following table presents a reconciliation of our operating effective tax rate:

	Six Months Ended June 30,
	2012		2011
	GAAP	Operating	GAAP	Operating
	(in millions)
Income from continuing operations before income tax provision	$621	$855	$795	$912
Less: Pretax loss attributable to noncontrolling interests	(49)	—	(46)	—
Income from continuing operations before income tax provision excluding CIEs	$670	$855	$841	$912

Income tax provision from continuing operations	$201	$266	$210	$235

Effective tax rate	32.4%	31.1%	26.5%	25.8%
Effective tax rate excluding noncontrolling interests	30.0%	31.1%	25.0%	25.8%

Results of Operations by Segment for the Six Months Ended June 30, 2012 and 2011

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

The following table presents summary financial information by segment:

	Six Months Ended June 30,
	2012	2011
	(in millions)
Advice & Wealth Management
Net revenues	$1,907	$1,870
Expenses	1,702	1,663
Operating earnings	$205	$207
Asset Management
Net revenues	$1,418	$1,490
Expenses	1,157	1,208
Operating earnings	$261	$282
Annuities
Net revenues	$1,256	$1,308
Expenses	951	982
Operating earnings	$305	$326
Protection
Net revenues	$1,050	$1,038
Expenses	834	835
Operating earnings	$216	$203
Corporate & Other
Net revenues	$15	$16
Expenses	147	122
Operating earnings	$(132)	$(106)

Advice & Wealth Management

Management believes that operating measures, which exclude net realized gains or losses for our Advice & Wealth Management segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these operating measures in the Overview section above.

The following table presents the changes in wrap account assets and average balances for the six months ended June 30:

	2012	2011
	(in billions)
Beginning balance	$103.4	$97.5
Net flows	5.5	5.1
Market appreciation and other	4.5	3.3
Ending balance	$113.4	$105.9

Average balance	$110.0	$102.2

Wrap account assets increased $10.0 billion, or 10%, during the six months ended June 30, 2012 due to net inflows of $5.5 billion and market appreciation and other of $4.5 billion. Average wrap account assets increased $7.8 billion, or 8%, to $110.0 billion for the first half of 2012 compared to the prior year period primarily due to net inflows. Wrap account assets increased $7.5 billion, or 7%, from the prior year period primarily reflecting net inflows of $7.7 billion.

The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Six Months Ended June 30,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$842	$794	$48	6%
Distribution fees	925	945	(20)	(2)
Net investment income	128	124	4	3
Other revenues	33	31	2	6
Total revenues	1,928	1,894	34	2
Banking and deposit interest expense	21	24	(3)	(13)
Total net revenues	1,907	1,870	37	2
Expenses
Distribution expenses	1,139	1,115	24	2
General and administrative expense	563	548	15	3
Total expenses	1,702	1,663	39	2
Operating earnings	$205	$207	$(2)	(1)%

Our Advice & Wealth Management segment pretax operating earnings, which excludes net realized gains or losses, decreased $2 million, or 1%, to $205 million for the six months ended June 30, 2012 compared to $207 million for the prior year period due to a $21 million negative impact from low interest rates, lower transactional revenues, higher distribution expenses and increased spending on growth initiatives, largely offset by higher asset-based fees primarily due to wrap account net inflows and higher invested asset balances. Pretax operating margin was 10.7% for the six months ended June 30, 2012 compared to 11.1% for the prior year period.

Net Revenues

Net revenues exclude net realized gains or losses. Net revenues increased $37 million, or 2%, to $1.9 billion for the six months ended June 30, 2012 driven by higher asset-based fees primarily due to wrap account net inflows, as well as higher invested asset balances, partially offset by the impact of lower asset earnings rates on cash products and lower transactional revenues related to volatile markets and lower sales of variable annuities. Operating net revenue per branded advisor was $195,000 for the first half of 2012, up 1% from the prior year period. Total branded advisors increased 1% to 9,803 at June 30, 2012 compared to 9,663 at June 30, 2011.

Management and financial advice fees increased $48 million, or 6%, to $842 million for the six months ended June 30, 2012 compared to $794 million for the prior year period driven by growth in average wrap account assets. Average wrap account assets increased $7.8 billion, or 8%, to $110.0 billion for the first half of 2012 compared to the prior year period primarily due to net inflows. See our discussion on the changes in wrap account assets above.

Distribution fees decreased $20 million, or 2%, to $925 million for the six months ended June 30, 2012 compared to $945 million for the prior year period driven by lower transactional volumes related to volatile markets and lower sales of variable annuities.

Expenses

Total expenses increased $39 million, or 2%, to $1.7 billion for the six months ended June 30, 2012 primarily due to an increase in distribution expenses, as well as increased spending on growth initiatives.

Distribution expenses increased $24 million, or 2%, to $1.1 billion for the six months ended June 30, 2012 primarily due to higher advisor compensation from business growth.

General and administrative expense increased $15 million, or 3%, to $563 million for the six months ended June 30, 2012 compared to $548 million for the prior year period primarily due to an increase in investment spending, including costs to recruit experienced advisors and transition advisors to a new brokerage technology platform.

Asset Management

Management believes that operating measures, which exclude net realized gains or losses and integration charges for our Asset Management segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these operating measures in the Overview section above.

In aggregate, we voluntarily waived fees to the Funds of $5.7 million and $6.6 million for the six months ended June 30, 2012 and 2011, respectively. See our discussion on fee waivers within our Asset Management Results of Operations for the three months ended June 30, 2012.

The following table presents the ending balances and average managed assets:

					Average
	June 30,				Six Months Ended June 30,
	2012	2011	Change		2012	2011	Change
	(in billions)				(in billions)
Columbia managed assets	$331.9	$362.0	$(30.1)	(8)%	$334.0	$360.2	$(26.2)	(7)%
Threadneedle managed assets	116.6	110.4	6.2	6	117.8	107.6	10.2	9
Less: Sub-advised eliminations	(2.7)	(5.2)	2.5	48	(3.7)	(4.6)	0.9	20
Total managed assets	$445.8	$467.2	$(21.4)	(5)%	$448.1	$463.2	$(15.1)	(3)%

The following table presents managed asset net flows:

	Six Months Ended June 30,
	2012	2011	Change
	(in billions)
Columbia managed asset net flows	$(10.5)	$(3.3)	$(7.2)	NM
Threadneedle managed asset net flows (1)	(2.2)	(1.3)	(0.9)	(69)%
Less: Sub-advised eliminations (1)	1.4	(0.9)	2.3	NM
Total managed asset net flows	$(11.3)	$(5.5)	$(5.8)	NM

(1)             Threadneedle net flows in Q2 2012 include $1.2 billion of outflows primarily due to a change in subadvisory relationship between Threadneedle and Columbia. These outflows are eliminated at the segment level.

NM  Not Meaningful.

The following tables present the changes in Columbia and Threadneedle managed assets:

	Six Months Ended June 30,
	2012	2011
	(in billions)
Columbia Managed Assets Rollforward
Retail Funds
Beginning assets	$204.8	$218.5
Mutual fund inflows	19.9	21.1
Mutual fund outflows	(29.1)	(24.6)
Net VP/VIT fund flows	0.2	0.8
Net new flows	(9.0)	(2.7)
Reinvested dividends	2.4	2.4
Net flows	(6.6)	(0.3)
Distributions	(2.8)	(3.1)
Market appreciation and other (1)	16.0	10.3
Total ending assets	211.4	225.4

Institutional
Beginning assets	73.3	89.4
Inflows	7.9	9.5
Outflows	(11.2)	(11.8)
Net flows	(3.3)	(2.3)
Market appreciation and other	2.8	2.3
Total ending assets	72.8	89.4

Alternative
Beginning assets	8.1	10.0
Inflows	0.3	0.3
Outflows	(0.9)	(1.0)
Net flows	(0.6)	(0.7)
Market appreciation and other	0.3	0.1
Total ending assets	7.8	9.4
Affiliated General Account Assets	40.1	38.1
Other and Eliminations	(0.2)	(0.3)
Total Columbia managed assets	$331.9	$362.0
Total Columbia net flows	$(10.5)	$(3.3)

(1)             Included in Market appreciation and other for retail funds in the 2nd quarter of 2012 are $3B due to the transfer of Active Diversified Portfolio assets from non-proprietary to proprietary funds.

	Six Months Ended June 30,
	2012	2011
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$31.8	$33.4
Mutual fund inflows	7.8	9.3
Mutual fund outflows (2)	(7.9)	(8.0)
Net new flows	(0.1)	1.3
Reinvested dividends	—	0.1
Net flows	(0.1)	1.4
Distributions	(0.2)	(0.2)
Market appreciation (depreciation)	1.2	0.8
Foreign currency translation (1)	0.4	0.9
Other	0.2	0.3
Total ending assets	33.3	36.6

Institutional
Beginning assets	80.6	70.9
Inflows	4.6	3.9
Outflows	(6.6)	(6.4)
Net flows	(2.0)	(2.5)
Market appreciation (depreciation)	1.5	1.1
Foreign currency translation (1)	0.8	2.0
Other	1.4	1.0
Total ending assets	82.3	72.5

Alternative
Beginning assets	1.1	1.3
Inflows	—	0.1
Outflows	(0.1)	(0.3)
Net flows	(0.1)	(0.2)
Market depreciation	—	—
Foreign currency translation (1)	—	—
Other	—	0.2
Total ending assets	1.0	1.3

Total Threadneedle managed assets	$116.6	$110.4

Total Threadneedle net flows	$(2.2)	$(1.3)

(1)             Amounts represent British Pound to US dollar conversion.

(2)             Retail fund outflows in Q2 2012 include $1.2 billion due to a change in subadvisory relationship between Threadneedle and Columbia. These outflows are eliminated at the segment level.

Total segment AUM increased $10.3 billion, or 2%, to $445.8 billion as of June 30, 2012 from $435.5 billion at December 31, 2011, due to an increase in both Columbia and Threadneedle managed assets. Columbia managed assets increased $5.8 billion, or 2%, to $331.9 billion as of June 30, 2012 from $326.1 billion at December 31, 2011, primarily due to an increase in retail funds. Columbia retail funds increased $6.6 billion, or 3%, during the first half of 2012 due to market appreciation and other of $16.0 billion, partially offset by net outflows of $6.6 billion and distributions of $2.8 billion. Columbia retail fund net outflows of $6.6 billion in the first half of 2012 included $4.2 billion of previously announced net outflows in former parent company portfolios and $2.1 billion of net outflows in New York 529 program assets. Columbia institutional AUM decreased $0.5 billion, or 1%, during the first half of 2012 due to net outflows of $3.3 billion, partially offset by market appreciation and other of $2.8 billion. Columbia institutional net outflows of $3.3 billion in the first half of 2012 included $1.5 billion of previously announced net outflows in former parent company portfolios. Columbia continued to experience net outflows from a third-party subadvisor and in a portfolio where there was a manager retirement.

Threadneedle managed assets increased $3.0 billion, or 3%, to $116.6 billion as of June 30, 2012 from $113.6 billion at December 31, 2011 due to increases in both retail and institutional AUM. Threadneedle retail funds increased $1.5 billion, or 5%, during the first half of 2012 primarily due to market appreciation of $1.2 billion. Threadneedle institutional AUM increased $1.7 billion, or 2%, during the first half of 2012 due to market appreciation of $1.5 billion, a positive impact from foreign currency translation of $0.8 billion and other of $1.4 billion, partially offset by net outflows of $2.0 billion. Threadneedle institutional net outflows of $2.0 billion included $1.5 billion of outflows from a closed book of insurance assets.

Total segment AUM declined $21.4 billion, or 5%, from the prior year period primarily reflecting net outflows of $12.7 billion and distributions of $6.6 billion. Average segment AUM decreased 3% for the first half of 2012 compared to the prior year period primarily due to net outflows and distributions.

The following table presents the results of operations of our Asset Management segment on an operating basis:

	Six Months Ended June 30,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$1,178	$1,247	$(69)	(6)%
Distribution fees	222	238	(16)	(7)
Net investment income	7	4	3	75
Other revenues	12	2	10	NM
Total revenues	1,419	1,491	(72)	(5)
Banking and deposit interest expense	1	1	—	—
Total net revenues	1,418	1,490	(72)	(5)
Expenses
Distribution expenses	546	552	(6)	(1)
Amortization of deferred acquisition costs	8	10	(2)	(20)
General and administrative expense	603	646	(43)	(7)
Total expenses	1,157	1,208	(51)	(4)
Operating earnings	$261	$282	$(21)	(7)%

NM  Not Meaningful.

Our Asset Management segment pretax operating earnings, which exclude net realized gains or losses and integration charges, decreased $21 million, or 7%, to $261 million for the six months ended June 30, 2012 compared to $282 million for the prior year period reflecting a decline in assets under management, partially offset by continued expense controls. Pretax operating margin was 18.4% for the six months ended June 30, 2012 compared to 18.9% for the prior year period.

Net Revenues

Net revenues decreased $72 million, or 5%, to $1.4 billion for the six months ended June 30, 2012 compared to $1.5 billion for the prior year period primarily driven by lower average assets under management.

Management and financial advice fees decreased $69 million, or 6%, to $1.2 billion for the six months ended June 30, 2012 driven by a 3% decline in average assets under management. See our discussion above on the changes in assets under management.

Distribution fees decreased $16 million, or 7%, to $222 million for the six months ended June 30, 2012 compared to $238 million for the prior year period driven by a 3% decline in average assets under management.

Expenses

Total expenses, which exclude integration charges, decreased $51 million, or 4%, to $1.2 billion for the six months ended June 30, 2012 primarily due to a decrease in general and administrative expense.

General and administrative expense, which excludes integration charges, decreased $43 million, or 7%, to $603 million for the six months ended June 30, 2012 compared to $646 million for the prior year period primarily due to continued expense controls, including lower compensation-related expense, the impact of the change in Threadneedle’s estimated market valuation attributable to its employee incentive compensation program, and Threadneedle’s partial refund of the 2011 industry-wide Financial Services Authority levy. General and administrative expense in the first half of 2012 included a benefit of $4 million from the Threadneedle-related items compared to an expense of $17 million in the prior year period.

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

The following table presents the results of operations of our Annuities segment on an operating basis:

	Six Months Ended June 30,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$319	$316	$3	1%
Distribution fees	154	156	(2)	(1)
Net investment income	580	631	(51)	(8)
Premiums	60	83	(23)	(28)
Other revenues	143	122	21	17
Total revenues	1,256	1,308	(52)	(4)
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,256	1,308	(52)	(4)
Expenses
Distribution expenses	197	200	(3)	(2)
Interest credited to fixed accounts	345	350	(5)	(1)
Benefits, claims, losses and settlement expenses	199	216	(17)	(8)
Amortization of deferred acquisition costs	91	102	(11)	(11)
Interest and debt expense	1	—	1	NM
General and administrative expense	118	114	4	4
Total expenses	951	982	(31)	(3)
Operating earnings	$305	$326	$(21)	(6)%

NM  Not Meaningful.

Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed living benefits, net of hedges and the related DSIC and DAC amortization, decreased $21 million, or 6%, to $305 million for the six months ended June 30, 2012 compared to $326 million for the prior year period primarily due to a decline in net investment income reflecting dividends paid to the holding company in 2011 and low interest rates impacting both the variable and fixed businesses and a net $6 million expense related to projected insurance industry guaranty fund assessments, partially offset by higher fees from variable annuity guarantees and lower amortization of DAC. The decrease in premiums from lower sales of immediate annuities with life contingencies was mostly offset by lower related expenses.

Net Revenues

Net revenues, which exclude net realized gains or losses, decreased $52 million, or 4%, to $1.3 billion for the six months ended June 30, 2012 primarily due to decreases in net investment income and premiums, partially offset by higher fees from variable annuity guarantees.

Net investment income, which excludes net realized gains or losses, decreased $51 million, or 8%, to $580 million for the six months ended June 30, 2012 compared to $631 million for the prior year period reflecting dividends paid to the holding company in 2011 and low interest rates.

Premiums decreased $23 million, or 28%, to $60 million for the six months ended June 30, 2012 compared to $83 million for the prior year period due to lower sales of immediate annuities with life contingencies.

Other revenues increased $21 million, or 17%, to $143 million for the six months ended June 30, 2012 compared to $122 million for the prior year period due to higher fees from variable annuity guarantees primarily driven by higher volumes, as well as higher fee rates.

Expenses

Total expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges and the related DSIC and DAC amortization, decreased $31 million, or 3%, to $951 million for the six months ended June 30, 2012 compared to $982 million for the prior year period primarily due to decreases in benefits, claims, losses and settlement expenses and amortization of DAC.

Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges and the related DSIC amortization, decreased $17 million, or 8%, to $199 million for the six months ended June 30, 2012 compared to $216 million for the prior year period due to lower reserves resulting from lower sales of immediate annuities with life contingencies, as well as valuation model adjustments, partially offset by higher reserves related to higher fees from variable annuity guarantees. The impact of valuation model adjustments was an $11 million benefit in the first half of 2012 compared to a $7 million benefit for the prior year period.

Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, decreased $11 million, or 11%, to $91 million for the six months ended June 30, 2012 compared to $102 million for the prior year period primarily due to improved policyholder persistency.

Protection

Management believes that operating measures, which exclude net realized gains or losses for our Protection segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these operating measures in the Overview section above.

The following table presents the results of operations of our Protection segment on an operating basis:

	Six Months Ended June 30,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$27	$29	$(2)	(7)%
Distribution fees	46	46	—	—
Net investment income	212	216	(4)	(2)
Premiums	551	529	22	4
Other revenues	215	218	(3)	(1)
Total revenues	1,051	1,038	13	1
Banking and deposit interest expense	1	—	1	NM
Total net revenues	1,050	1,038	12	1
Expenses
Distribution expenses	33	31	2	6
Interest credited to fixed accounts	70	70	—	—
Benefits, claims, losses and settlement expenses	529	538	(9)	(2)
Amortization of deferred acquisition costs	62	58	4	7
General and administrative expense	140	138	2	1
Total expenses	834	835	(1)	—
Operating earnings	$216	$203	$13	6%

NM  Not Meaningful.

Our Protection segment pretax operating income, which excludes net realized gains or losses, increased $13 million, or 6%, to $216 million for the six months ended June 30, 2012, compared to $203 million for the prior year period driven by favorable claims in life and disability income insurance, an improved auto and home combined ratio and a $9 million benefit from a life insurance reserve release. These benefits were partially offset by lower long term care earnings and a modest decline in life insurance in force.

Net Revenues

Net revenues, which exclude net realized gains or losses, increased $12 million, or 1%, to $1.1 billion for the six months ended June 30, 2012 due to higher premiums, partially offset by a decline in life and health revenues resulting from a modest decline in life insurance in force. Life insurance in force declined 1% to $190.7 billion compared to the prior year period. Premiums increased $22 million, or 4%, to $551 million for the six months ended June 30, 2012 compared to $529 million for the prior year period due to growth in Auto and Home premiums driven by higher volumes. Auto and Home policy counts increased 7% period-over-period.

Expenses

Total expenses were essentially flat at $834 million. Benefits, claims, losses and settlement expenses decreased $9 million, or 2%, to $529 million for the six months ended June 30, 2012 compared to $538 million for the prior year period due to a $9 million benefit from a life insurance reserve release and lower life and disability income claims, partially offset by higher long term care claims compared to the prior year period. An increase in benefits, claims, losses and settlement expenses related to Auto and Home premium growth was offset by higher auto liability reserves in the prior year period reflecting elevated reserve levels based on late 2010 experience.

Corporate & Other

Management believes that operating measures, which exclude net realized gains or losses, the impact of consolidating CIEs and restructuring charges for our Corporate & Other segment, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. See our discussion on the use of these operating measures in the Overview section above.

The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Six Months Ended June 30,
	2012	2011	Change
	(in millions)
Revenues
Net investment income (loss)	$8	$(13)	$21	NM
Other revenues	7	29	(22)	(76)%
Total revenues	15	16	(1)	(6)
Banking and deposit interest expense	—	—	—	—
Total net revenues	15	16	(1)	(6)
Expenses
Distribution expenses	—	1	(1)	NM
Interest and debt expense	46	49	(3)	(6)
General and administrative expense	101	72	29	40
Total expenses	147	122	25	20
Operating loss	$(132)	$(106)	$(26)	(25)%

NM  Not Meaningful.

Our Corporate & Other segment pretax operating loss excludes net realized gains or losses, the impact of consolidating CIEs and restructuring charges. Our Corporate & Other segment pretax operating loss was $132 million for the six months ended June 30, 2012 compared to $106 million for the prior year period.

Net revenues, which exclude revenues or losses of CIEs and net realized gains or losses, decreased $1 million, or 6%, to $15 million for the six months ended June 30, 2012 compared to $16 million for the prior year period due to a decrease in other revenues, partially offset by an increase in net investment income.

Net investment income, which excludes net investment income or loss of the CIEs and net realized gains or losses, was $8 million for the six months ended June 30, 2012 compared to a loss of $13 million for the prior year period reflecting dividends paid to the holding company in 2011.

Other revenues decreased $22 million, or 76%, to $7 million for the six months ended June 30, 2012 compared to $29 million for the prior year period due to a $27 million gain on an interest rate hedge put in place in anticipation of issuing debt that was reclassified from accumulated other comprehensive income into earnings in the second quarter of 2011.

Total expenses, which exclude expenses of CIEs and restructuring charges, increased $25 million, or 20%, to $147 million for the six months ended June 30, 2012 compared to $122 million for the prior year period due to an increase in general and administrative expense.

General and administrative expense, which excludes expenses of the CIEs and restructuring charges, increased $29 million, or 40%, to $101 million for the six months ended June 30, 2012 compared to $72 million for the prior year period primarily due to higher investment spending, including higher advertising and technology-related expenses, higher severance and an $8 million expense from a tax-related item in the second quarter of 2012.

Market Risk

Our primary market risk exposures are interest rate, equity price, foreign currency exchange rate and credit risk. Equity price and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the spread income generated on our annuities, banking, brokerage client cash balances and face amount certificate products and UL insurance products, the value of DAC and DSIC assets, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits.

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

To evaluate interest rate and equity price risk we perform sensitivity testing which measures the impact on pretax income from the sources listed below for a 12-month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuity riders, equity indexed annuities, stock market certificates, indexed universal life insurance and the associated hedge assets, we assumed no change in implied market volatility despite the 10% drop in equity prices.

The following tables present our estimate of the impact on pretax income from these hypothetical market movements as of June 30, 2012:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(179)	$4	$(175)
DAC and DSIC amortization (2) (3)	(90)	—	(90)
Variable annuity riders:
GMDB and GMIB (3)	(42)	—	(42)
GMWB	(129)	106	(23)
GMAB	(52)	42	(10)
DAC and DSIC amortization (4)	N/A	N/A	10
Total variable annuity riders	(223)	148	(65)
Equity indexed annuities	1	(1)	—
Stock market certificates	4	(4)	—
Indexed universal life insurance	1	(1)	—
Total	$(486)	$146	$(330)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(39)	$—	$(39)
Variable annuity riders:
GMWB	577	(707)	(130)
GMAB	45	(52)	(7)
DAC and DSIC amortization (4)	N/A	N/A	32
Total variable annuity riders	622	(759)	(105)
Fixed annuities, fixed portion of variable annuities and fixed insurance products	73	—	73
Brokerage client cash balances	85	—	85
Flexible savings and other fixed rate savings products	39	—	39
Indexed universal life insurance	4	—	4
Total	$784	$(759)	$57

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

Fair Value Measurements

We report certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives, properties held by our consolidated property funds, and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions. Companies are not permitted to use market prices that are the result of a forced liquidation or distressed sale. We include actual market prices, or observable inputs, in our fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. We validate prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 10 to the Consolidated Financial Statements for additional information on our fair value measurements.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2012. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $265 million, net of DAC and DSIC amortization and income taxes, based on June 30, 2012 credit spreads.

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during the six months ended June 30, 2012. At June 30, 2012, we had $2.7 billion in cash and cash equivalents compared to $2.8 billion at December 31, 2011. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that expires in November 2015. Under the terms of the underlying credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this credit facility and had $2 million of outstanding letters of credit at June 30, 2012. Our junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at both June 30, 2012 and December 31, 2011.

Our subsidiaries, Ameriprise Bank, FSB and RiverSource Life Insurance Company (“RiverSource Life”) are members of the Federal Home Loan Bank (“FHLB”) of Des Moines, which provides these subsidiaries with access to collateralized borrowings. As of June 30, 2012, we had no borrowings from the FHLB. We enter into repurchase agreements to reduce reinvestment risk from higher levels of expected annuity net cash flows. Repurchase agreements allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at June 30, 2012 was $498 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

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

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(in millions)
RiverSource Life(1)(2)	$3,171	$3,058	N/A	$619
RiverSource Life of NY(1)(2)	260	254	N/A	41
IDS Property Casualty(1)(3)	457	431	$154	148
Ameriprise Insurance Company(1)(3)	42	41	2	2
ACC(4)(5)	162	164	148	151
Threadneedle(6)	194	218	156	170
Ameriprise Bank, FSB(7)	435	402	420	391
AFSI(3)(4)	135	115	2	2
Ameriprise Captive Insurance Company(3)	48	43	18	16
Ameriprise Trust Company(3)	46	44	43	41
AEIS(3)(4)	106	122	40	42
RiverSource Distributors, Inc.(3)(4)	29	27	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	35	30	#	#

NA  Not applicable.

#                 Amounts are less than $1 million.

(1)             Actual capital is determined on a statutory basis.

(2)             Regulatory capital requirement is based on the statutory risk-based capital filing.

(3)             Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of June 30, 2012 and December 31, 2011.

(4)             Actual capital is determined on an adjusted GAAP basis.

(5)             ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)             Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The actual capital and the regulatory capital requirements at June 30, 2012 represent management’s assessment at December 31, 2011 of the risk based requirements, as specified by FSA regulations and submitted to the FSA in March 2012.

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

During the six months ended June 30, 2012, the parent holding company received cash dividends or a return of capital from its subsidiaries of $761 million (including $550 million from RiverSource Life) and contributed cash to its subsidiaries of $41 million. During the six months ended June 30, 2011, the parent holding company received cash dividends or a return of capital from its subsidiaries of $841 million (including $600 million from RiverSource Life) and contributed cash to its subsidiaries of $87 million.

Dividends Paid to Shareholders and Share Repurchases

We paid regular quarterly dividends to our shareholders totaling $142 million and $103 million for the six months ended June 30, 2012 and 2011, respectively. On July 25, 2012, our Board of Directors declared a quarterly dividend of $0.35 per common share. The dividend will be paid on August 17, 2012 to our shareholders of record at the close of business on August 3, 2012.

On June 15, 2011, we announced that our Board of Directors authorized an expenditure of up to $2.0 billion for the repurchase of shares of our common stock through June 28, 2013. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the six months ended June 30, 2012, we repurchased a total of 12.4 million shares of our common stock at an average price of $52.47 per share. As of June 30, 2012, we had $822 million remaining under our share repurchase authorization.

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

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2012 decreased $190 million to $468 million compared to $658 million for the six months ended June 30, 2011. In the first half of 2012, operating cash decreased $372 million due to a decrease in net cash collateral held related to derivative instruments compared to an increase of $51 million in the prior year period due to the change in market value of our net over-the-counter derivatives after master netting arrangements. See Note 11 to our Consolidated Financial Statements for further information on our derivative instruments and collateral arrangements. These decreases were partially offset by a $169 million increase in cash due to lower net purchases of investment properties of CIEs and a $92 million increase in cash from lower taxes paid, net compared to the prior year period due to a tax refund received in the first half of 2012 resulting from an overpayment of taxes in 2011.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.

Net cash provided by investing activities was $173 million for the six months ended June 30, 2012 compared to net cash used in investing activities of $596 million for the six months ended June 30, 2011. The increase in cash of $769 million compared to the prior year period was primarily due to a $1.7 billion decrease in purchases of Available-for-Sale securities, partially offset by a $1.2 billion decrease in proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities, as well as a $215 million increase in cash from changes in consumer banking loans and credit card receivables, net primarily due to lower purchases of consumer bank loans compared to the prior year period.

Financing Activities

Net cash used in financing activities increased $329 million to $703 million for the six months ended June 30, 2012 compared to $374 million for the six months ended June 30, 2011, primarily due to a $515 million decrease in cash from changes in other banking deposits, partially offset by a $218 million increase in cash from changes in investment certificates and banking time deposits primarily driven by lower maturities and cash surrenders of investment certificates compared to the prior year period. In the 2011 period, banking deposits were higher to support growth in consumer bank loans. Net cash inflows related to policyholder and contractholder account values were $104 million for the first half of 2012 compared to net cash outflows of $145 million for the prior year period driven by lower fixed annuity net cash outflows and higher net cash inflows related to our universal life products. Net cash used in financing activities related to CIEs was $198 million for the first half of 2012 compared to net cash provided by financing activities of $6 million in the prior year period, primarily driven by higher distributions to noncontrolling interests. A decrease in cash of $115 million from the change in repurchase agreements compared to the period year period was offset by a $129 million increase in cash due to lower repurchases of our common stock compared to the prior year period. In addition, dividends paid to shareholders increased $36 million for the first half of 2012 compared to the prior year period.

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

Forward-Looking Statements

This report contains forward-looking statements that reflect management’s plans, estimates and beliefs. Actual results could differ materially from those described in these forward-looking statements. Examples of such forward-looking statements include:

•          statements of the Company’s plans, intentions, positioning, expectations, objectives or goals, including those relating to asset flows, mass affluent and affluent client acquisition strategy, client retention and growth of our client base, financial advisor productivity, retention, recruiting and enrollments, acquisition integration, general and administrative costs, consolidated tax rate, return of capital to shareholders, and excess capital position and financial flexibility to capture additional growth opportunities;

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2012.

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

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of our 2011 10-K; however, the risk factor relating to system interruptions and operating errors is updated as set forth below:

Protection from system interruptions and operating errors is important to our business. If we experience a sustained interruption to our telecommunications or data processing systems, or other failure in operational execution, it could harm our business.

System or network interruptions could delay and disrupt our ability to develop, deliver or maintain our products and services, causing harm to our business and reputation and resulting in loss of affiliated advisors, clients or revenue. Interruptions could be caused by operational failures arising from employee or advisor error or malfeasance, interference by third parties, including hackers, our implementation of new technology, as well from our maintenance of existing technology. Our financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly or become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process transactions or provide products and services to our clients. These interruptions can include fires, floods, earthquakes and other natural disasters, power losses, equipment failures, failures of internal or vendor software or systems and other events beyond our control. Further, we face the risk of operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that we use to facilitate or are component providers to our securities transactions and other product manufacturing and distribution activities. These risks are heightened by our deployment in response to both investor interest and evolution in the financial markets of increasingly sophisticated products, such as those which incorporate automatic asset re-allocation, long/short trading strategies or multiple portfolios or funds, and business-driven hedging, compliance and other risk management or investment or financial management strategies. Any such failure, termination or constraint could adversely impact our ability to effect transactions, service our clients, manage our exposure to risk, or otherwise achieve desired outcomes. For example, in the second quarter of fiscal 2012, our results were unfavorably impacted from a tax-related item that resulted from our discovery that we had received incomplete data from a third-party service provider for securities lending activities that resulted in the miscalculation of our dividend received deduction and foreign tax credit, which resulted in an understatement of taxes payable and an overstatement of reported earnings in prior periods.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2012
Share repurchase program(1)	1,084,767	$54.40	1,084,767	$1,111,827,338
Employee transactions(2)	54	$56.68	N/A	N/A

May 1 to May 31, 2012
Share repurchase program(1)	3,246,767	$49.42	3,246,767	$951,384,746
Employee transactions(2)	16,538	$52.80	N/A	N/A

June 1 to June 30, 2012
Share repurchase program(1)	2,673,176	$48.59	2,673,176	$821,506,182
Employee transactions(2)	189	$45.81	N/A	N/A

Totals
Share repurchase program	7,004,710	$49.87	7,004,710
Employee transactions	16,781	$52.74	N/A
	7,021,491		7,004,710

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

(2)             Restricted shares withheld pursuant to the terms of awards under the Company’s share-based compensation plans to offset tax withholding obligations that occur upon vesting and release of restricted shares. The value of the shares withheld shall be the closing price of common stock of Ameriprise Financial, Inc. on the date the relevant transaction occurs.

ITEM 6.  EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: August 8, 2012	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date: August 8, 2012	By	/s/ David K. Stewart
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

101*

The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL: (i) Consolidated Statements of Operations for the three months and six months ended June 30, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2012 and 2011; (iii) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (iv) Consolidated Statements of Equity for the six months ended June 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements.

E-1