Form 10-Q
period 2012-09-30
AMERIPRISE FINANCIAL INC
filed 2012-11-05
CIK 820027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2012
Common Stock (par value $.01 per share)	205,816,370 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Management and financial advice fees	$1,191	$1,127	$3,475	$3,436
Distribution fees	391	389	1,189	1,202
Net investment income	427	445	1,430	1,458
Premiums	309	311	912	915
Other revenues	161	195	569	635
Total revenues	2,479	2,467	7,575	7,646
Banking and deposit interest expense	11	12	32	36
Total net revenues	2,468	2,455	7,543	7,610
Expenses
Distribution expenses	667	641	1,996	1,934
Interest credited to fixed accounts	207	214	622	634
Benefits, claims, losses and settlement expenses	529	258	1,417	1,046
Amortization of deferred acquisition costs	67	202	197	366
Interest and debt expense	68	71	209	221
General and administrative expense	731	743	2,282	2,288
Total expenses	2,269	2,129	6,723	6,489
Income from continuing operations before income tax provision	199	326	820	1,121
Income tax provision	47	109	248	319
Income from continuing operations	152	217	572	802
Income (loss) from discontinued operations, net of tax	(1)	2	(3)	(73)
Net income	151	219	569	729
Less: Net loss attributable to noncontrolling interests	(22)	(105)	(71)	(151)
Net income attributable to Ameriprise Financial	$173	$324	$640	$880
Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$0.81	$1.35	$2.91	$3.89
Income (loss) from discontinued operations	(0.01)	0.01	(0.02)	(0.30)
Net income	$0.80	$1.36	$2.89	$3.59
Diluted
Income from continuing operations	$0.79	$1.33	$2.85	$3.81
Income (loss) from discontinued operations	—	0.01	(0.01)	(0.29)
Net income	$0.79	$1.34	$2.84	$3.52

Cash dividends declared per common share	$0.35	$0.23	$0.70	$0.64

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(8)	$(13)	$(27)	$(56)
Portion of loss recognized in other comprehensive income (before taxes)	(7)	8	(2)	33
Net impairment losses recognized in net investment income	$(15)	$(5)	$(29)	$(23)

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$151	$219	$569	$729
Other comprehensive income, net of tax:
Foreign currency translation adjustment	33	(36)	43	(9)
Net unrealized gains on securities:
Net unrealized securities gains arising during the period	378	215	615	340
Reclassification of net securities losses included in net income	44	3	49	1
Impact on deferred acquisition costs, deferred sales inducement costs, benefit reserves and reinsurance recoverables	(112)	(182)	(174)	(218)
Total net unrealized gains on securities	310	36	490	123
Net unrealized gains (losses) on derivatives:
Net unrealized derivative gains arising during the period	—	—	10	1
Reclassification of net derivative gains included in net income	—	—	(1)	(22)
Total net unrealized gains (losses) on derivatives	—	—	9	(21)
Total other comprehensive income, net of tax	343	—	542	93
Total comprehensive income	494	219	1,111	822
Less: Comprehensive loss attributable to noncontrolling interests	(4)	(125)	(45)	(157)
Comprehensive income attributable to Ameriprise Financial	$498	$344	$1,156	$979

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$3,325	$2,781
Cash of consolidated investment entities	607	470
Investments	38,702	38,775
Investments of consolidated investment entities, at fair value	4,587	4,789
Separate account assets	71,919	66,780
Receivables	5,528	5,559
Receivables of consolidated investment entities (includes $24 and $39, respectively, at fair value)	56	59
Deferred acquisition costs	2,397	2,440
Restricted and segregated cash and investments	2,060	1,793
Other assets	8,224	7,751
Other assets of consolidated investment entities, at fair value	1,159	1,110
Total assets	$138,564	$132,307

Liabilities and Equity Liabilities:
Future policy benefits and claims	$31,595	$31,710
Separate account liabilities	71,919	66,780
Customer deposits	10,048	9,850
Short-term borrowings	500	504
Long-term debt	2,413	2,393
Debt of consolidated investment entities (includes $4,691 and $4,712, respectively, at fair value)	5,221	5,178
Accounts payable and accrued expenses	1,145	1,048
Accounts payable and accrued expenses of consolidated investment entities	25	17
Other liabilities	5,779	5,033
Other liabilities of consolidated investment entities (includes $62 and $85, respectively, at fair value)	98	100
Total liabilities	128,743	122,613

Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 306,651,342 and 303,757,574, respectively)	3	3
Additional paid-in capital	6,363	6,237
Retained earnings	6,087	5,603
Appropriated retained earnings of consolidated investment entities	390	428
Treasury shares, at cost (99,224,115 and 81,814,591 shares, respectively)	(4,953)	(4,034)
Accumulated other comprehensive income, net of tax	1,267	751
Total Ameriprise Financial, Inc. shareholders’ equity	9,157	8,988
Noncontrolling interests	664	706
Total equity	9,821	9,694
Total liabilities and equity	$138,564	$132,307

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in millions, except share data)

	Ameriprise Financial, Inc.
					Appropriated			Total
					Retained			Ameriprise
					Earnings of		Accumulated	Financial,
	Number of		Additional		Consolidated		Other	Inc.	Non-
	Outstanding	Common	Paid-In	Retained	Investment	Treasury	Comprehensive	Shareholders’	controlling
	Shares	Shares	Capital	Earnings	Entities	Shares	Income	Equity	Interests	Total
Balances at January 1, 2011, previously reported	246,697,892	$3	$6,029	$6,190	$558	$(2,620)	$565	$10,725	$560	$11,285
Cumulative effect of change in accounting policies, net of tax	—	—	—	(1,420)	—	—	85	(1,335)	—	(1,335)
Balances at January 1, 2011, as adjusted	246,697,892	3	6,029	4,770	558	(2,620)	650	9,390	560	9,950
Comprehensive income (loss):
Net income (loss)	—	—	—	880	—	—	—	880	(151)	729
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	99	99	(6)	93
Total comprehensive income (loss)								979	(157)	822
Net loss reclassified to appropriated retained earnings	—	—	—	—	(178)	—	—	(178)	178	—
Dividends to shareholders	—	—	—	(158)	—	—	—	(158)	—	(158)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	148	148
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(42)	(42)
Repurchase of common shares	(23,050,091)	—	—	—	—	(1,233)	—	(1,233)	—	(1,233)
Share-based compensation plans	3,536,975	—	153	(13)	—	81	—	221	29	250
Balances at September 30, 2011	227,184,776	$3	$6,182	$5,479	$380	$(3,772)	$749	$9,021	$716	$9,737

Balances at January 1, 2012	221,942,983	$3	$6,237	$5,603	$428	$(4,034)	$751	$8,988	$706	$9,694
Comprehensive income (loss):
Net income (loss)	—	—	—	640	—	—	—	640	(71)	569
Other comprehensive income, net of tax	—	—	—	—	—	—	516	516	26	542
Total comprehensive income (loss)								1,156	(45)	1,111
Net loss reclassified to appropriated retained earnings	—	—	—	—	(30)	—	—	(30)	30	—
Dividends to shareholders	—	—	—	(156)	—	—	—	(156)	—	(156)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	123	123
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(158)	(158)
Repurchase of common shares	(19,209,287)	—	—	—	—	(1,008)	—	(1,008)	—	(1,008)
Share-based compensation plans	4,693,531	—	126	—	—	89	—	215	8	223
Other	—	—	—	—	(8)	—	—	(8)	—	(8)
Balances at September 30, 2012	207,427,227	$3	$6,363	$6,087	$390	$(4,953)	$1,267	$9,157	$664	$9,821

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$569	$729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	168	61
Deferred income tax expense	—	151
Share-based compensation	98	101
Net realized investment losses (gains)	46	(21)
Net unrealized trading losses	2	2
Loss from equity method investments	9	38
Other-than-temporary impairments and provision for loan losses	33	29
Net loss of consolidated investment entities	95	162
Changes in operating assets and liabilities:
Restricted and segregated cash and investments	(109)	95
Deferred acquisition costs	(32)	114
Other investments, net	19	(16)
Future policy benefits and claims, net	304	(100)
Receivables	(139)	(139)
Brokerage deposits	207	78
Accounts payable and accrued expenses	90	(111)
Derivatives collateral, net	(642)	449
Cash held by consolidated investment entities	(137)	43
Investment properties of consolidated investment entities	(94)	(278)
Other operating assets and liabilities of consolidated investment entities, net	25	26
Other, net	371	38
Net cash provided by operating activities	883	1,451

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	600	656
Maturities, sinking fund payments and calls	3,668	4,107
Purchases	(3,345)	(5,469)
Proceeds from sales, maturities and repayments of commercial mortgage loans	197	185
Funding of commercial mortgage loans	(162)	(130)
Proceeds from sales of other investments	136	135
Purchase of other investments	(273)	(257)
Purchase of investments by consolidated investment entities	(1,215)	(2,542)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	1,619	2,696
Purchase of land, buildings, equipment and software	(143)	(149)
Change in consumer banking loans and credit card receivables, net	40	(288)
Other, net	(9)	(3)
Net cash provided by (used in) investing activities	1,113	(1,059)

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(in millions)

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	$966	$681
Maturities, withdrawals and cash surrenders	(724)	(1,013)
Change in other banking deposits	(246)	1,092
Policyholder and contractholder account values:
Consideration received	1,082	978
Net transfers to separate accounts	(30)	(3)
Surrenders and other benefits	(909)	(1,010)
Deferred premium options, net	(256)	(177)
Repayments of debt	—	(8)
Change in short-term borrowings, net	(5)	107
Dividends paid to shareholders	(212)	(158)
Repurchase of common shares	(1,008)	(1,233)
Exercise of stock options	77	50
Excess tax benefits from share-based compensation	41	89
Borrowings by consolidated investment entities	175	163
Repayments of debt by consolidated investment entities	(374)	(222)
Noncontrolling interests investments in subsidiaries	123	148
Distributions to noncontrolling interests	(158)	(42)
Other, net	(3)	(1)
Net cash used in financing activities	(1,461)	(559)
Effect of exchange rate changes on cash	9	(1)
Net increase (decrease) in cash and cash equivalents	544	(168)
Cash and cash equivalents at beginning of period	2,781	2,861
Cash and cash equivalents at end of period	$3,325	$2,693

Supplemental Disclosures:
Interest paid before consolidated investment entities	$133	$142
Income taxes paid, net	174	355
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	16	124

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

The accompanying Consolidated Financial Statements include the accounts of Ameriprise Financial, Inc., companies in which it directly or indirectly has a controlling financial interest and variable interest entities (“VIEs”) in which it is the primary beneficiary (collectively, the “Company”). The income or loss generated by consolidated entities which will not be realized by the Company’s shareholders is attributed to noncontrolling interests in the Consolidated Statements of Operations. Noncontrolling interests are the ownership interests in subsidiaries not attributable, directly or indirectly, to Ameriprise Financial, Inc. and are classified as equity within the Consolidated Balance Sheets. The Company, excluding noncontrolling interests, is defined as “Ameriprise Financial.” All intercompany transactions and balances have been eliminated in consolidation. See Note 3 for additional information related to VIEs.

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

In the second quarter of 2012, the Company made a correction for a tax item related to prior periods, which resulted in a $32 million decrease to net income attributable to Ameriprise Financial. During the second quarter, the Company discovered it had received incomplete data from a third-party service provider for securities lending activities that resulted in the miscalculation of the Company’s dividend received deduction and foreign tax credit, which resulted in an understatement of taxes payable and an overstatement of reported earnings in prior periods. Management has determined that the effect of this correction is not material to the Consolidated Financial Statements for all current and prior periods. The Company has resolved the data issue and has stopped the securities lending that negatively impacted its tax position.

In the third quarter of 2011, the Company made an adjustment for additional bond discount accretion investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities, which resulted in a $40 million pretax benefit, net of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization. Management has determined that the effect of this adjustment is immaterial to prior periods presented.

In July 2012, the Company announced its intention to transition its federal savings bank subsidiary, Ameriprise Bank, FSB, to a limited powers national trust bank by year-end 2012. Final approvals from the appropriate federal and state regulators are pending.

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

	Three Months Ended September 30, 2011
	Previously
	Reported	Effect of Change	As Adjusted
	(in millions)
Revenues
Total net revenues	$2,455	$—	$2,455
Expenses
Distribution expenses	624	17	641
Interest credited to fixed accounts	213	1	214
Benefits, claims, losses and settlement expenses	257	1	258
Amortization of deferred acquisition costs	318	(116)	202
Interest and debt expense	71	—	71
General and administrative expense	725	18	743
Total expenses	2,208	(79)	2,129
Income from continuing operations before income tax provision	247	79	326
Income tax provision	81	28	109
Income from continuing operations	166	51	217
Income from discontinued operations, net of tax	2	—	2
Net income	168	51	219
Less: Net loss attributable to noncontrolling interests	(105)	—	(105)
Net income attributable to Ameriprise Financial	$273	$51	$324

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$1.14	$0.21	$1.35
Income from discontinued operations	0.01	—	0.01
Net income	$1.15	$0.21	$1.36
Diluted
Income from continuing operations	$1.12	$0.21	$1.33
Income from discontinued operations	0.01	—	0.01
Net income	$1.13	$0.21	$1.34

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Nine Months Ended September 30, 2011
	Previously
	Reported	Effect of Change	As Adjusted
	(in millions)
Revenues
Total net revenues	$7,610	$—	$7,610
Expenses
Distribution expenses	1,886	48	1,934
Interest credited to fixed accounts	632	2	634
Benefits, claims, losses and settlement expenses	1,045	1	1,046
Amortization of deferred acquisition costs	572	(206)	366
Interest and debt expense	221	—	221
General and administrative expense	2,221	67	2,288
Total expenses	6,577	(88)	6,489
Income from continuing operations before income tax provision	1,033	88	1,121
Income tax provision	288	31	319
Income from continuing operations	745	57	802
Loss from discontinued operations, net of tax	(73)	—	(73)
Net income	672	57	729
Less: Net loss attributable to noncontrolling interests	(151)	—	(151)
Net income attributable to Ameriprise Financial	$823	$57	$880

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$3.66	$0.23	$3.89
Loss from discontinued operations	(0.30)	—	(0.30)
Net income	$3.36	$0.23	$3.59
Diluted
Income from continuing operations	$3.58	$0.23	$3.81
Loss from discontinued operations	(0.29)	—	(0.29)
Net income	$3.29	$0.23	$3.52

	December 31, 2011
	Previously
	Reported	Effect of Change	As Adjusted
		(in millions)
Assets
Deferred acquisition costs	$4,402	$(1,962)	$2,440
Other assets	7,468	283	7,751
Total assets	133,986	(1,679)	132,307
Liabilities and Equity
Liabilities:
Future policy benefits and claims	31,723	(13)	31,710
Other liabilities	5,432	(399)	5,033
Total liabilities	123,025	(412)	122,613
Equity:
Retained earnings	6,983	(1,380)	5,603
Accumulated other comprehensive income, net of tax	638	113	751
Total equity	10,961	(1,267)	9,694
Total liabilities and equity	$133,986	$(1,679)	$132,307

	December 31, 2010
	Previously
	Reported	Effect of Change	As Adjusted
	(in millions)

Retained earnings	$6,190	$(1,420)	$4,770
Accumulated other comprehensive income, net of tax	565	85	650
Total equity	$11,285	$(1,335)	$9,950

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Fair Value of Assets and Liabilities

The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$275	$4	$279
Common stocks	83	29	13	125
Other structured investments	—	55	—	55
Syndicated loans	—	3,945	183	4,128
Total investments	83	4,304	200	4,587
Receivables	—	24	—	24
Other assets	—	1	1,158	1,159
Total assets at fair value	$83	$4,329	$1,358	$5,770
Liabilities
Debt	$—	$—	$4,691	$4,691
Other liabilities	—	62	—	62
Total liabilities at fair value	$—	$62	$4,691	$4,753

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$314	$4	$318
Common stocks	75	25	13	113
Other structured investments	—	54	—	54
Syndicated loans	—	3,962	342	4,304
Total investments	75	4,355	359	4,789
Receivables	—	39	—	39
Other assets	—	2	1,108	1,110
Total assets at fair value	$75	$4,396	$1,467	$5,938
Liabilities
Debt	$—	$—	$4,712	$4,712
Other liabilities	—	85	—	85
Total liabilities at fair value	$—	$85	$4,712	$4,797

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Corporate
	Debt	Common	Syndicated	Other
	Securities	Stocks	Loans	Assets		Debt
	(in millions)
Balance, July 1, 2012	$4	$12	$169	$1,080		$(4,726)
Total gains (losses) included in:
Net income	—	—	2 (1)	(27	)(2)	(82	)(1)
Other comprehensive income	—	—	—	21		—
Purchases	—	—	26	146		—
Sales	—	—	(2)	(62)		—
Settlements	—	—	(22)	—		117
Transfers into Level 3	—	1	59	—		—
Transfers out of Level 3	—	—	(49)	—		—
Balance, September 30, 2012	$4	$13	$183	$1,158		$(4,691)

Changes in unrealized gains (losses) included in income relating to assets and liabilities held at September 30, 2012	$—	$—	$1 (1)	$(39	)(2)	$(81	)(1)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in other revenues in the Consolidated Statements of Operations.

	Corporate			Other
	Debt	Common		Structured	Syndicated		Other
	Securities	Stocks		Investments	Loans		Assets	Debt
	(in millions)
Balance, July 1, 2011	$6	$23		$3	$246		$1,097	$(5,234)
Total gains (losses) included in:
Net income	—	(1	)(1)	—	(27	)(1)	—	157	(1)
Other comprehensive income	—	—		—	—		(32)	—
Purchases	2	—		—	90		101	—
Sales	—	—		—	(2)		(3)	—
Issues	—	—		—	—		—	—
Settlements	(1)	—		—	(57)		—	42
Transfers into Level 3	—	5		—	250		—	—
Transfers out of Level 3	—	(18)		(3)	(65)		—	—
Balance, September 30, 2011	$7	$9		$—	$435		$1,163	$(5,035)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at September 30, 2011	$—	$(1	)(1)	$—	$(26	)(1)	$5 (2)	$156	(1)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in other revenues in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Corporate
	Debt	Common		Syndicated	Other
	Securities	Stocks		Loans	Assets		Debt
	(in millions)
Balance, January 1, 2012	$4	$13		$342	$1,108		$(4,712)
Total gains (losses) included in:
Net income	—	(1	)(1)	6 (1)	(64	)(2)	(223	)(1)
Other comprehensive income	—	—		—	20		—
Purchases	—	6		59	254		—
Sales	—	(4)		(8)	(160)		—
Issues	—	—		—	—		—
Settlements	—	—		(84)	—		244
Transfers into Level 3	—	14		186	—		—
Transfers out of Level 3	—	(15)		(318)	—		—
Balance, September 30, 2012	$4	$13		$183	$1,158		$(4,691)

Changes in unrealized losses included in income relating to assets and liabilities held at September 30, 2012	$—	$—		$—	$(86	)(2)	$(221	)(1)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in other revenues in the Consolidated Statements of Operations.

	Corporate			Other
	Debt	Common		Structured		Syndicated		Other
	Securities	Stocks		Investments		Loans		Assets	Debt
	(in millions)
Balance, January 1, 2011	$6	$11		$22		$—		$887	$(5,171)
Total gains (losses) included in:
Net income	—	4	(1)	(1	)(1)	(23	)(1)	5 (2)	(59	)(1)
Other comprehensive income	—	—		—		—		(7)	—
Purchases	2	—		3		183		296	—
Sales	(1)	—		—		(8)		(18)	—
Issues	—	—		—		—		—	(27)
Settlements	(1)	—		—		(113)		1	222
Transfers into Level 3	1	19		—		507		7	—
Transfers out of Level 3	—	(25)		(24)		(111)		(8)	—
Balance, September 30, 2011	$7	$9		$—		$435		$1,163	$(5,035)

Changes in unrealized gains (losses) included in income relating to assets and liabilities held at September 30, 2011	$—	$1	(1)	$—		$(22	)(1)	$17 (2)	$(55	)(1)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in other revenues in the Consolidated Statements of Operations.

Securities and loans transferred from Level 2 to Level 3 represent securities with fair values that are now based on a single non-binding broker quote. Securities and loans transferred from Level 3 to Level 2 represent securities with fair values that are now obtained from a third party pricing service with observable inputs. During the three months and nine months ended September 30, 2012 and 2011, there were no transfers between Level 1 and Level 2.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table provides a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities held by consolidated investment entities at September 30, 2012:

Fair Value

Valuation Technique

Unobservable Input

Range (Weighted Average)

(in millions)

Other assets

$

1,158

Discounted cash

Equivalent yield

4.3% - 11.2% (6.9)%

flow/market comparables

Expected rental value

$4 - $307 $(32)

(per square foot)

Debt	$4,691	Discounted cash flow	Annual default rate	2.5% - 4.5% (2.6)%
			Discount rate	1.9% - 45.0% (3.5)%
			Constant prepayment rate	5.0% - 10.0% (9.6)%
			Loss recovery	36.4% - 63.6% (62.0)%

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

Generally, a significant increase (decrease) in the annual default rate and discount rate used in the fair value measurement of the CDO’s debt in isolation would result in a significantly lower (higher) fair value measurement and a significant increase (decrease) in loss recovery in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the constant prepayment rate in isolation would result in a significantly higher (lower) fair value measurement.

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

The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	September 30, 2012	December 31, 2011
	(in millions)
Syndicated loans
Unpaid principal balance	$4,255	$4,548
Excess unpaid principal over fair value	(127)	(244)
Fair value	$4,128	$4,304

Fair value of loans more than 90 days past due	$24	$18
Fair value of loans in nonaccrual status	24	18
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	22	16

Debt
Unpaid principal balance	$5,091	$5,335
Excess unpaid principal over fair value	(400)	(623)
Fair value	$4,691	$4,712

Interest income from syndicated loans, bonds and structured investments is recorded based on contractual rates in net investment income. Gains and losses related to changes in the fair value of investments and gains and losses on sales of investments are also recorded in net investment income. Interest expense on debt is recorded in interest and debt expense with gains and losses related to changes in the fair value of debt recorded in net investment income.

Total net losses recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(8) million and $(120) million for the three months ended September 30, 2012 and 2011, respectively. Total net losses recognized in net investment income related to changes in the fair value of financial

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

assets and liabilities for which the fair value option was elected were $(34) million and $(186) million for the nine months ended September 30, 2012 and 2011, respectively. The majority of the syndicated loans and debt have floating rates; as such, changes in their fair values are primarily attributable to changes in credit spreads.

Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(in millions)
Debt of consolidated CDOs due 2012-2021	$4,691	$4,712	1.0%	0.9%
Floating rate revolving credit borrowings due 2014	308	378	2.9	3.2
Floating rate revolving credit borrowings due 2015	104	88	2.5	3.0
Floating rate revolving credit borrowings due 2017	118	—	4.7	—
Total	$5,221	$5,178

The debt of the consolidated CDOs has both fixed and floating interest rates, which range from 0% to 13.2%. The interest rates on the debt of consolidated investment entities are weighted average rates based on the outstanding principal and contractual interest rates. The carrying value of the debt of the consolidated CDOs represents the fair value of the aggregate debt. The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt of certain consolidated pooled investment vehicles managed by Threadneedle. The fair value of this debt was $530 million and $466 million as of September 30, 2012 and December 31, 2011, respectively. The consolidated pooled investment vehicles have entered into interest rate swaps and collars to manage the interest rate exposure on the floating rate revolving credit borrowings. The fair value of these derivative instruments was a liability of $17 million and $20 million as of September 30, 2012 and December 31, 2011, respectively. The overall effective interest rate reflecting the impact of the derivative contracts was 5.0% at both September 30, 2012 and December 31, 2011.

4.  Investments

The following is a summary of Ameriprise Financial investments:

	September 30, 2012	December 31, 2011
	(in millions)
Available-for-Sale securities, at fair value	$34,425	$34,505
Commercial mortgage loans, net	2,541	2,589
Policy and certificate loans	752	742
Other investments	984	939
Total	$38,702	$38,775

The following is a summary of net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Investment income on fixed maturities	$433	$498	$1,324	$1,425
Net realized gains (losses)	(68)	(2)	(75)	5
Affordable housing partnerships	(5)	(9)	(17)	(24)
Other	24	23	80	73
Consolidated investment entities	43	(65)	118	(21)
Total net investment income	$427	$445	$1,430	$1,458

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities distributed by type were as follows:

	September 30, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$16,552	$2,250	$(15)	$18,787	$—
Residential mortgage backed securities	6,746	321	(127)	6,940	(67)
Commercial mortgage backed securities	3,933	337	—	4,270	—
Asset backed securities	1,834	88	(18)	1,904	(1)
State and municipal obligations	2,022	246	(39)	2,229	—
U.S. government and agencies obligations	52	9	—	61	—
Foreign government bonds and obligations	188	35	—	223	—
Common stocks	6	5	—	11	—
Total	$31,333	$3,291	$(199)	$34,425	$(68)

	December 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$16,380	$1,741	$(81)	$18,040	$—
Residential mortgage backed securities	7,440	287	(331)	7,396	(139)
Commercial mortgage backed securities	4,430	291	(2)	4,719	—
Asset backed securities	1,968	61	(44)	1,985	(15)
State and municipal obligations	2,026	162	(58)	2,130	—
U.S. government and agencies obligations	61	10	—	71	—
Foreign government bonds and obligations	126	19	(1)	144	—
Common stocks	5	4	—	9	—
Other debt obligations	11	—	—	11	—
Total	$32,447	$2,575	$(517)	$34,505	$(154)

(1)

Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

At both September 30, 2012 and December 31, 2011, fixed maturity securities comprised approximately 89% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At September 30, 2012 and December 31, 2011, the Company’s internal analysts rated $1.5 billion and $1.2 billion, respectively, of securities, using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	September 30, 2012			December 31, 2011
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$10,410	$11,093	32%	$11,510	$12,105	35%
AA	1,704	1,915	6	1,942	2,087	6
A	5,551	6,200	18	5,012	5,442	16
BBB	11,826	13,469	39	11,818	13,050	38
Below investment grade	1,836	1,737	5	2,160	1,812	5
Total fixed maturities	$31,327	$34,414	100%	$32,442	$34,496	100%

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

At September 30, 2012 and December 31, 2011, approximately 40% and 36%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2012
	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in millions, except number of securities)
Corporate debt securities	28	$339	$(3)	11	$231	$(12)	39	$570	$(15)
Residential mortgage backed securities	16	206	(2)	128	690	(125)	144	896	(127)
Asset backed securities	6	44	—	25	153	(18)	31	197	(18)
State and municipal obligations	2	1	—	10	114	(39)	12	115	(39)
Total	52	$590	$(5)	174	$1,188	$(194)	226	$1,778	$(199)

	December 31, 2011
	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in millions, except number of securities)
Corporate debt securities	124	$1,647	$(40)	10	$259	$(41)	134	$1,906	$(81)
Residential mortgage backed securities	105	1,269	(33)	141	717	(298)	246	1,986	(331)
Commercial mortgage backed securities	14	182	(2)	5	29	—	19	211	(2)
Asset backed securities	49	543	(11)	33	155	(33)	82	698	(44)
State and municipal obligations	—	—	—	53	229	(58)	53	229	(58)
Foreign government bonds and obligations	6	28	(1)	—	—	—	6	28	(1)
Total	298	$3,669	$(87)	242	$1,389	$(430)	540	$5,058	$(517)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Beginning balance	$294	$299	$303	$297
Credit losses for which an other-than-temporary impairment was not previously recognized	1	1	2	14
Credit losses for which an other-than-temporary impairment was previously recognized	12	4	25	9
Reductions for securities sold during the period (realized)	(125)	—	(148)	(16)
Ending balance	$182	$304	$182	$304

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

The following table presents a rollforward of the net unrealized securities gains on Available-for-Sale securities included in accumulated other comprehensive income:

			Accumulated Other
	Net Unrealized		Comprehensive Income
	Securities	Deferred	Related to Net Unrealized
	Gains	Income Tax	Securities Gains
	(in millions)
Balance at January 1, 2011	$946	$(331)	$615
Cumulative effect of accounting change	131	(46)	85	(1)
Net unrealized securities gains arising during the period (2)	518	(178)	340
Reclassification of net securities losses included in net income	2	(1)	1
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(335)	117	(218)
Balance at September 30, 2011	$1,262	$(439)	$823	(3)

Balance at January 1, 2012	$1,358	$(475)	$883	(1)
Net unrealized securities gains arising during the period (2)	959	(344)	615
Reclassification of net securities losses included in net income	75	(26)	49
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(268)	94	(174)
Balance at September 30, 2012	$2,124	$(751)	$1,373	(3)

(1)	The Company retrospectively adopted a new accounting standard on January 1, 2012 for DAC. See Note 1 and Note 2 for additional information on the adoption impact.
(2)	Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.
(3)	Includes $27 million and $71 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at September 30, 2012 and 2011, respectively.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Gross realized gains	$11	$—	$19	$39
Gross realized losses	(64)	—	(65)	(18)
Other-than-temporary impairments	(15)	(5)	(29)	(23)
Total	$(68)	$(5)	$(75)	$(2)

Other-than-temporary impairments for the three months and nine months ended September 30, 2012 and 2011 primarily related to credit losses on non-agency residential mortgage backed securities. The majority of the gross realized losses for the third quarter of 2012 were from the sale of securities associated with the Ameriprise Bank transition.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities by contractual maturity at September 30, 2012 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,495	$1,521
Due after one year through five years	5,904	6,245
Due after five years through 10 years	6,781	7,799
Due after 10 years	4,634	5,735
	18,814	21,300
Residential mortgage backed securities	6,746	6,940
Commercial mortgage backed securities	3,933	4,270
Asset backed securities	1,834	1,904
Common stocks	6	11
Total	$31,333	$34,425

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common stocks, were not included in the maturities distribution.

5.  Financing Receivables

The Company’s financing receivables include commercial mortgage loans, syndicated loans, consumer bank loans, policy loans, certificate loans and margin loans. Commercial mortgage loans, syndicated loans, policy loans and certificate loans are reflected in investments. Consumer bank loans and margin loans are reflected in receivables. Policy and certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy and certificate loans, the Company does not record an allowance for loan losses. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As there is minimal risk of loss related to margin loans, the allowance for loan losses is immaterial.

Allowance for Loan Losses

The following tables present a rollforward of the allowance for loan losses for the nine months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	September 30, 2012
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Beginning balance	$35	$9	$16	$60
Charge-offs	(6)	(2)	(7)	(15)
Recoveries	—	—	1	1
Provisions	—	—	4	4
Ending balance	$29	$7	$14	$50

Individually evaluated for impairment	$6	$1	$1	$8
Collectively evaluated for impairment	23	6	13	42

	September 30, 2011
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Beginning balance	$38	$10	$16	$64
Charge-offs	(2)	—	(8)	(10)
Provisions	(1)	(1)	8	6
Ending balance	$35	$9	$16	$60

Individually evaluated for impairment	$10	$1	$2	$13
Collectively evaluated for impairment	25	8	14	47

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	September 30, 2012
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Individually evaluated for impairment	$43	$3	$9	$55
Collectively evaluated for impairment	2,527	345	1,314	4,186
Total	$2,570	$348	$1,323	$4,241

	December 31, 2011
	Commercial		Consumer
	Mortgage	Syndicated	Bank
	Loans	Loans	Loans	Total
	(in millions)
Individually evaluated for impairment	$68	$5	$11	$84
Collectively evaluated for impairment	2,556	359	1,369	4,284
Total	$2,624	$364	$1,380	$4,368

As of September 30, 2012 and December 31, 2011, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $17 million and $13 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.

Purchases and sales of loans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Purchases
Consumer bank loans	$—	$85	$51	$306
Syndicated loans	21	82	74	185
Total loans purchased	$21	$167	$125	$491

Sales
Consumer bank loans	$78	$51	$199	$191
Syndicated loans	5	—	5	2
Total loans sold	$83	$51	$204	$193

The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $11 million and $20 million as of September 30, 2012 and December 31, 2011, respectively. All other loans were considered to be performing.

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 2% and 3% of total commercial mortgage loans at September 30, 2012 and December 31, 2011, respectively. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(in millions)
East North Central	$254	$252	10%	10%
East South Central	65	65	2	2
Middle Atlantic	209	223	8	9
Mountain	275	284	11	11
New England	143	141	5	5
Pacific	585	584	23	22
South Atlantic	645	648	25	25
West North Central	224	244	9	9
West South Central	170	183	7	7
	2,570	2,624	100%	100%
Less: allowance for loan losses	29	35
Total	$2,541	$2,589

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(in millions)
Apartments	$414	$392	16%	15%
Hotel	37	51	1	2
Industrial	483	480	19	18
Mixed use	42	42	2	2
Office	617	694	24	26
Retail	846	845	33	32
Other	131	120	5	5
	2,570	2,624	100%	100%
Less: allowance for loan losses	29	35
Total	$2,541	$2,589

Syndicated Loans

The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at September 30, 2012 and December 31, 2011 were $2 million and $3 million, respectively.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Consumer Bank Loans

The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration in determining the allowance for loan losses for residential mortgage loans, credit cards and other consumer bank loans. At a minimum, management updates FICO scores and LTV ratios semiannually.

As of September 30, 2012 and December 31, 2011, approximately 5% and 7%, respectively, of residential mortgage loans and credit cards and other consumer bank loans had FICO scores below 640. At both September 30, 2012 and December 31, 2011, approximately 2% of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for consumer bank loans is in California representing 38% of the portfolio as of both September 30, 2012 and December 31, 2011. No other state represents more than 10% of the total consumer bank loan portfolio.

Troubled Debt Restructurings

The following table presents the number of loans restructured by the Company during the period and their recorded investment at the end of the period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Number	Recorded	Number	Recorded	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment	of Loans	Investment	of Loans	Investment
	(in millions, except number of loans)
Commercial mortgage loans	3	$12	2	$6	4	$13	8	$36
Syndicated loans	—	—	—	—	2	2	2	—
Consumer bank loans	17	—	20	—	56	1	77	1
Total	20	$12	22	$6	62	$16	87	$37

The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and nine months ended September 30, 2012 and 2011. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

6.  Deferred Acquisition Costs and Deferred Sales Inducement Costs

As described in Note 1 and Note 2, the Company retrospectively adopted a new accounting standard for DAC in the first quarter of 2012. The impact of adoption resulted in a reduction in the DAC balance of $2.0 billion and $2.1 billion at January 1, 2012 and 2011, respectively, and a reduction in DAC capitalization of $115 million and DAC amortization of $206 million for the nine months ended September 30, 2011.

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

In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions. The impact in the third quarter of 2012 primarily reflected the low interest rate environment and the assumption of continued low interest rates over the near-term.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The balances of and changes in DAC (subsequent to the adjustment for the new accounting standard) were as follows:

	2012	2011
	(in millions)
Balance at January 1	$2,440	$2,556
Capitalization of acquisition costs	229	252
Amortization, excluding the impact of valuation assumptions review	(186)	(335)
Amortization impact of valuation assumptions review	(11)	(31)
Impact of change in net unrealized securities gains	(75)	(52)
Balance at September 30	$2,397	$2,390

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2012	2011
	(in millions)
Balance at January 1	$464	$545
Capitalization of sales inducement costs	6	7
Amortization, excluding the impact of valuation assumptions review	(30)	(69)
Amortization impact of valuation assumptions review	(13)	(11)
Impact of change in net unrealized securities gains	(11)	(9)
Balance at September 30	$416	$463

7.  Future Policy Benefits and Claims and Separate Account Liabilities

As described in Note 1 and Note 2, the Company retrospectively adopted a new accounting standard on DAC in the first quarter of 2012.

Future policy benefits and claims (subsequent to the adjustment for the new accounting standard) consisted of the following:

	September 30, 2012	December 31, 2011
	(in millions)
Fixed annuities	$16,256	$16,401
Equity indexed annuity (“EIA”) accumulated host values	35	58
EIA embedded derivatives	3	2
Variable annuity fixed sub-accounts	4,845	4,852
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	1,073	1,377
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	134	237
Other variable annuity guarantees	13	14
Total annuities	22,359	22,941
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,728	2,662
Indexed universal life (“IUL”) accumulated host values	36	4
IUL embedded derivatives	37	3
VUL/UL insurance additional liabilities	281	220
Other life, disability income and long term care insurance	5,622	5,339
Auto, home and other insurance	402	420
Policy claims and other policyholders’ funds	130	121
Total	$31,595	$31,710

Separate account liabilities consisted of the following:

	September 30, 2012	December 31, 2011
	(in millions)
Variable annuity variable sub-accounts	$62,752	$57,556
VUL insurance variable sub-accounts	6,003	5,575
Other insurance variable sub-accounts	43	43
Threadneedle investment liabilities	3,121	3,606
Total	$71,919	$66,780

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

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	September 30, 2012				December 31, 2011
Variable Annuity Guarantees by Benefit Type(1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)

GMDB:
Return of premium	$44,851	$43,105	$73	63	$40,011	$38,275	$382	63
Five/six-year reset	11,489	8,976	135	63	11,631	9,118	350	63
One-year ratchet	7,440	7,002	128	65	7,233	6,777	479	64
Five-year ratchet	1,600	1,547	4	61	1,472	1,418	25	61
Other	881	854	63	68	759	732	93	68
Total — GMDB	$66,261	$61,484	$403	63	$61,106	$56,320	$1,329	63

GGU death benefit	$962	$911	$92	63	$920	$868	$78	63

GMIB	$439	$412	$73	65	$463	$433	$106	65

GMWB:
GMWB	$3,955	$3,937	$42	66	$3,887	$3,868	$236	65
GMWB for life	27,775	27,655	233	64	23,756	23,625	863	64
Total — GMWB	$31,730	$31,592	$275	64	$27,643	$27,493	$1,099	64

GMAB	$3,732	$3,724	$6	57	$3,516	$3,509	$63	56

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

Changes in additional liabilities for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Balance at January 1, 2011	$5	$8	$337	$104	$68
Incurred claims	10	2	1,013	172	38
Paid claims	(7)	(1)	—	—	(9)
Balance at September 30, 2011	$8	$9	$1,350	$276	$97

Balance at January 1, 2012	$5	$9	$1,377	$237	$111
Incurred claims	5	1	(304)	(103)	39
Paid claims	(6)	(1)	—	—	(8)
Balance at September 30, 2012	$4	$9	$1,073	$134	$142

The liabilities for guaranteed benefits are supported by general account assets.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30, 2012	December 31, 2011
	(in millions)
Mutual funds:
Equity	$32,561	$30,738
Bond	26,005	23,862
Other	3,116	1,969
Total mutual funds	$61,682	$56,569

9.  Debt

The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance				Stated Interest Rate
	September 30, 2012		December 31, 2011		September 30, 2012	December 31, 2011
	(in millions)
Senior notes due 2015	$754	(1)	$753	(1)	5.7%	5.7%
Senior notes due 2019	349	(1)	341	(1)	7.3	7.3
Senior notes due 2020	816	(1)	805	(1)	5.3	5.3
Senior notes due 2039	200		200		7.8	7.8
Junior subordinated notes due 2066	294		294		7.5	7.5
Total long-term debt	2,413		2,393
Short-term borrowings	500		504		0.5	0.3
Total	$2,913		$2,897

(1)       Amounts include adjustments for fair value hedges on the Company’s long-term debt and any unamortized discounts. See Note 11 for information on the Company’s fair value hedges.

The Company’s junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants at both September 30, 2012 and December 31, 2011. The Company had no borrowings outstanding under its credit facility as of both September 30, 2012 and December 31, 2011.

Short-term Borrowings

The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings. The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $520 million and $521 million at September 30, 2012 and December 31, 2011, respectively. The stated interest rate of the short-term borrowings is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.

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

Level 3                        Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$18	$2,815	$—	$2,833
Available-for-Sale securities:
Corporate debt securities	—	17,190	1,597	18,787
Residential mortgage backed securities	—	6,868	72	6,940
Commercial mortgage backed securities	—	4,058	212	4,270
Asset backed securities	—	1,704	200	1,904
State and municipal obligations	—	2,229	—	2,229
U.S. government and agencies obligations	21	40	—	61
Foreign government bonds and obligations	—	223	—	223
Common stocks	3	3	5	11
Total Available-for-Sale securities	24	32,315	2,086	34,425
Trading securities	1	20	—	21
Separate account assets	—	71,919	—	71,919
Investments segregated for regulatory purposes	—	25	—	25
Other assets:
Interest rate derivative contracts	—	2,544	—	2,544
Equity derivative contracts	404	1,069	—	1,473
Foreign currency derivative contracts	—	1	—	1
Commodity derivative contracts	—	1	—	1
Total other assets	404	3,615	—	4,019
Total assets at fair value	$447	$110,709	$2,086	$113,242

Liabilities
Future policy benefits and claims:
EIA embedded derivatives	$—	$3	$—	$3
IUL embedded derivatives	—	37	—	37
GMWB and GMAB embedded derivatives	—	—	1,142	1,142
Total future policy benefits and claims	—	40	1,142	1,182	(1)
Customer deposits	—	9	—	9
Other liabilities:
Interest rate derivative contracts	—	1,773	—	1,773
Equity derivative contracts	370	1,533	—	1,903
Foreign currency derivative contracts	2	—	—	2
Other	—	5	—	5
Total other liabilities	372	3,311	—	3,683
Total liabilities at fair value	$372	$3,360	$1,142	$4,874

(1) The Company’s adjustment for nonperformance risk resulted in a $429 million cumulative decrease to the embedded derivative liability.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

								Future Policy
	Available-for-Sale Securities							Benefits and
		Residential	Commercial					Claims: GMWB
	Corporate	Mortgage	Mortgage	Asset				and GMAB
	Debt	Backed	Backed	Backed	Common			Embedded
	Securities	Securities	Securities	Securities	Stocks	Total		Derivatives
	(in millions)
Balance, July 1, 2012	$1,485	$222	$69	$201	$5	$1,982		$(1,406)
Total gains (losses) included in:
Net income	(1)	(25)	1	(5)	—	(30	)(1)	321 (2)
Other comprehensive income	14	32	4	11	—	61		—
Purchases	139	54	—	—	—	193		—
Sales	—	(68)	—	(7)	—	(75)		—
Issues	—	—	—	—	—	—		(49)
Settlements	(40)	(7)	(1)	(5)	—	(53)		(8)
Transfers into Level 3	—	—	146	15	—	161		—
Transfers out of Level 3	—	(136)	(7)	(10)	—	(153)		—
Balance, September 30, 2012	$1,597	$72	$212	$200	$5	$2,086		$(1,142)

Changes in unrealized gains (losses) relating to assets and liabilities held at September 30, 2012 included in:
Net investment income	$(1)	$—	$1	$1	$—	$1		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		310

(1)   Included in net investment income in the Consolidated Statements of Operations.

(2)   Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

							Future Policy
	Available-for-Sale Securities						Benefits and
		Residential	Commercial		Common		Claims: GMWB
	Corporate	Mortgage	Mortgage	Asset	and		and GMAB
	Debt	Backed	Backed	Backed	Preferred		Embedded
	Securities	Securities	Securities	Securities	Stocks	Total	Derivatives
	(in millions)
Balance, July 1, 2011	$1,274	$4,097	$64	$498	$5	$5,938	$(316)
Total gains (losses) included in:
Net income	—	52	—	4	—	56 (1)	(1,236	)(2)
Other comprehensive income	—	(107)	(1)	(15)	—	(123)	—
Purchases	71	57	15	43	—	186	—
Sales	—	—	—	—	—	—	—
Issues	—	—	—	—	—	—	(39)
Settlements	(33)	(274)	(1)	(27)	—	(335)	(9)
Transfers into Level 3	7	—	—	14	—	21	—
Transfers out of Level 3	—	—	(25)	(22)	—	(47)	—
Balance, September 30, 2011	$1,319	$3,825	$52	$495	$5	$5,696	$(1,600)

Changes in unrealized gains (losses) relating to assets and liabilities held at September 30, 2011 included in:
Net investment income	$—	$52	$—	$4	$—	$56	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	(1,241)

(1)   Included in net investment income in the Consolidated Statements of Operations.

(2)   Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

								Future Policy
	Available-for-Sale Securities							Benefits and
		Residential	Commercial					Claims: GMWB
	Corporate	Mortgage	Mortgage	Asset				and GMAB
	Debt	Backed	Backed	Backed	Common			Embedded
	Securities	Securities	Securities	Securities	Stocks	Total		Derivatives
	(in millions)
Balance, January 1, 2012	$1,355	$198	$50	$206	$5	$1,814		$(1,585)
Total gains (losses) included in:
Net income	(1)	(38)	1	(5)	—	(43	)(1)	577 (2)
Other comprehensive income	19	58	6	13	—	96		—
Purchases	349	99	9	—	1	458		—
Sales	—	(68)	—	(7)	—	(75)		—
Issues	—	—	—	—	—	—		(131)
Settlements	(135)	(35)	(3)	(19)	—	(192)		(3)
Transfers into Level 3	10	22	183	22	—	237		—
Transfers out of Level 3	—	(164)	(34)	(10)	(1)	(209)		—
Balance, September 30, 2012	$1,597	$72	$212	$200	$5	$2,086		$(1,142)

Changes in unrealized gains (losses) relating to assets and liabilities held at September 30, 2012 included in:
Net investment income	$(1)	$—	$1	$1	$—	$1		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		544

(1)   Included in net investment income in the Consolidated Statements of Operations.

(2)   Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

							Future Policy
	Available-for-Sale Securities						Benefits and
		Residential	Commercial		Common		Claims: GMWB
	Corporate	Mortgage	Mortgage	Asset	and		and GMAB
	Debt	Backed	Backed	Backed	Preferred		Embedded
	Securities	Securities	Securities	Securities	Stocks	Total	Derivatives
	(in millions)
Balance, January 1, 2011	$1,325	$4,247	$51	$476	$5	$6,104	$(421)
Total gains (losses) included in:
Net income	7	58	—	8	—	73 (1)	(1,061	)(2)
Other comprehensive income	11	(106)	—	(13)	—	(108)	—
Purchases	145	556	104	123	—	928	—
Sales	—	(3)	—	—	—	(3)	—
Issues	—	—	—	—	—	—	(107)
Settlements	(166)	(871)	(2)	(88)	—	(1,127)	(11)
Transfers into Level 3	9	—	1	18	—	28	—
Transfers out of Level 3	(12)	(56)	(102)	(29)	—	(199)	—
Balance, September 30, 2011	$1,319	$3,825	$52	$495	$5	$5,696	$(1,600)

Changes in unrealized gains (losses) relating to assets and liabilities held at September 30, 2011 included in:
Net investment income	$—	$69	$—	$8	$—	$77	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	(1,074)

(1)   Included in net investment income in the Consolidated Statements of Operations.

(2)   Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its GMWB and GMAB embedded derivatives was a decrease of $55 million and an increase of $305 million, net of DAC and DSIC amortization, for the three months ended September 30, 2012 and 2011, respectively. The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its GMWB and GMAB embedded derivatives was a decrease of $55 million and an increase of $306 million, net of DAC and DSIC amortization, for the nine months ended September 30, 2012 and 2011, respectively.

During the third quarter of 2012, transfers from Level 3 to Level 2 included certain non-agency residential mortgage backed securities and sub-prime non-agency residential mortgage backed securities classified as asset backed securities with a fair value of approximately $146 million. The transfer reflects improved pricing transparency of these securities, a continuing trend of increased activity in the non-agency residential mortgage backed securities market and increased observability of significant inputs to the valuation methodology. All other securities transferred from Level 3 to Level 2 represent securities with fair values that are now obtained from a third party pricing service with observable inputs. Securities transferred from Level 2 to Level 3 represent securities with fair values that are now based on a single non-binding broker quote. The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. For assets and liabilities held at the end of the reporting periods that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.

The following table provides a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities at September 30, 2012:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in millions)
Corporate debt securities (private placements)	$1,567	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0% - 8.5% (2.2)%

GMWB and GMAB embedded derivatives	$1,142	Discounted cash flow	Utilization of guaranteed withdrawals	0% - 90%
			Surrender rate	0% - 56.3%
			Market volatility (1)	5.6% - 21.7%
			Nonperformance risk (2)	100 bps

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

Sensitivity of Fair Value Measurements to Changes in Unobservable Inputs

Significant increases (decreases) in the yield/spread to U.S. Treasuries used in the fair value measurement of Level 3 corporate debt securities in isolation would result in a significantly lower (higher) fair value measurement.

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

Investments (Available-for-Sale Securities and Trading Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries. Level 2 securities primarily include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, municipal bonds and U.S. agency and foreign government securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and asset backed securities. The fair value of corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company.

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

Other Assets

Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at September 30, 2012 and December 31, 2011. See Note 11 for further information on the credit risk of derivative instruments and related collateral.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Liabilities

Future Policy Benefits and Claims

The Company values the embedded derivative liability attributable to the provisions of certain variable annuity riders using internal valuation models. These models calculate fair value by discounting expected cash flows from benefits plus margins for profit, risk and expenses less embedded derivative fees. The projected cash flows used by these models include observable capital market assumptions and incorporate significant unobservable inputs related to contractholder behavior assumptions, implied volatility, and margins for risk, profit and expenses that the Company believes an exit market participant would expect. The fair value of these embedded derivatives also reflects a current estimate of the Company’s nonperformance risk specific to these liabilities. Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3. The embedded derivative liability attributable to these provisions is recorded in future policy benefits and claims.

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

Other Liabilities

Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at September 30, 2012 and December 31, 2011. See Note 11 for further information on the credit risk of derivative instruments and related collateral.

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

	September 30, 2012					December 31, 2011
	Carrying	Fair Value				Carrying
	Value	Level 1	Level 2	Level 3	Total	Value	Fair Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,541	$—	$—	$2,755	$2,755	$2,589	$2,772
Policy and certificate loans	752	—	2	648	650	742	715
Receivables	2,421	148	947	1,219	2,314	2,444	2,148
Restricted and segregated cash	2,035	2,035	—	—	2,035	1,500	1,500
Other investments and assets	373	—	333	47	380	390	388
Financial Liabilities
Future policy benefits and claims	$14,877	$—	$—	$16,296	$16,296	$15,064	$16,116
Investment certificate reserves	3,052	—	—	3,053	3,053	2,766	2,752
Banking and brokerage customer deposits	6,987	2,548	4,440	—	6,988	7,078	7,091
Separate account liabilities	3,500	—	3,500	—	3,500	3,966	3,966
Debt and other liabilities	3,078	162	3,108	172	3,442	3,180	3,412

Commercial Mortgage Loans, Net

The fair value of commercial mortgage loans, except those with significant credit deterioration, is determined by discounting contractual cash flows using discount rates that reflect current pricing for loans with similar remaining maturities and characteristics including loan-to-value ratio, occupancy rate, refinance risk, debt-service coverage, location, and property condition. For commercial mortgage loans with significant credit deterioration, fair value is determined using the same adjustments as above with an additional adjustment for the Company’s estimate of the amount recoverable on the loan. Given the significant unobservable inputs to the valuation of commercial mortgage loans, these measurements are classified as Level 3.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Debt and Other Liabilities

The fair value of long-term debt is based on quoted prices in active markets, when available. If quoted prices are not available, fair values are obtained from third party pricing services, broker quotes, or other model-based valuation techniques such as present value of cash flows. The fair value of long-term debt is classified as Level 2.

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

	September 30, 2012		December 31, 2011
	Net Derivative	Net Derivative	Net Derivative	Net Derivative
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Fair value of OTC derivatives after application of master netting agreements	$805	$606	$1,025	$142
Cash collateral on OTC derivatives	(304)	(180)	(767)	(34)
Fair value of OTC derivatives after application of master netting agreements and cash collateral	501	426	258	108
Securities collateral on OTC derivatives	(471)	(414)	(186)	(95)
Fair value of OTC derivatives after application of master netting agreements and cash and securities collateral	30	12	72	13
Fair value of exchange-traded derivatives	142	—	155	—
Total fair value of derivatives after application of master netting agreements and cash and securities collateral	$172	$12	$227	$13

In April 2012, the Financial Stability Oversight Council approved the final rule and interpretive guidance that provides the framework it will follow to determine if a nonbank financial company is a Systemically Important Financial Institution. The framework includes a three-stage process to help narrow down the pool of nonbank financial companies for review and possible designation. Stage 1 criteria include having at least $50 billion in assets and meeting one of five additional quantitative measures. One of the five thresholds is $3.5 billion of derivative liabilities after considering the effects of master netting arrangements and cash collateral held with the same counterparty. The following table presents the Company’s derivative liabilities as defined by the rule:

	September 30, 2012	December 31, 2011
	(in millions)
Fair value of OTC derivative liabilities after application of master netting agreements and cash collateral	$426	$108
Fair value of embedded derivative liabilities	1,191	1,596
Fair value of CIE derivative liabilities	17	20
Fair value of derivative liabilities after application of master netting agreements and cash collateral	$1,634	$1,724

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
Derivatives designated as	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
hedging instruments	Location	2012	2011	Location	2012	2011
		(in millions)			(in millions)
Cash flow hedges
Interest on debt	Other assets	$—	$—	Other liabilities	$—	$11
Fair value hedges
Fixed rate debt	Other assets	180	157	Other liabilities	—	—
Total qualifying hedges		180	157		—	11

Derivatives not designated as
hedging instruments
GMWB and GMAB
Interest rate contracts	Other assets	2,364	1,801	Other liabilities	1,766	1,198
Equity contracts	Other assets	1,399	1,314	Other liabilities	1,846	1,031
Credit contracts	Other assets	—	1	Other liabilities	—	—
Foreign currency contracts	Other assets	1	7	Other liabilities	—	10
Embedded derivatives (1)	N/A	—	—	Future policy benefits and claims	1,142	1,585
Total GMWB and GMAB		3,764	3,123		4,754	3,824

Other derivatives:
Interest
Bank assets	Other assets	—	—	Other liabilities	7	—
Equity
EIA embedded derivatives	N/A	—	—	Future policy benefits and claims	3	2
IUL	Other assets	6	1	Other liabilities	2	—
IUL embedded derivatives	N/A	—	—	Future policy benefits and claims	37	3
Stock market certificates	Other assets	64	34	Other liabilities	55	29
Stock market certificates embedded derivatives	N/A	—	—	Customer deposits	9	6
Ameriprise Financial
Franchise Advisor Deferred
Compensation Plan	Other assets	4	2	Other liabilities	—	—
Seed money	Other assets	—	—	Other liabilities	—	1
Foreign exchange
Foreign currency	Other assets	—	—	Other liabilities	2	3
Commodity
Seed money	Other assets	1	2	Other liabilities	—	—
Total other		75	39		115	44
Total non-designated hedges		3,839	3,162		4,869	3,868
Total derivatives		$4,019	$3,319		$4,869	$3,879

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

		Amount of Gain (Loss) on
		Derivatives Recognized in Income
		Three Months Ended		Nine Months Ended
Derivatives not designated as	Location of Gain (Loss) on	September 30,		September 30,
hedging instruments	Derivatives Recognized in Income	2012	2011	2012	2011
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$(12)	$582	$91	$644
Equity contracts	Benefits, claims, losses and settlement expenses	(402)	843	(909)	593
Credit contracts	Benefits, claims, losses and settlement expenses	—	(3)	(2)	(10)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	(6)	8	(5)	2
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	264	(1,284)	443	(1,179)
Total GMWB and GMAB		(156)	146	(382)	50

Other derivatives:
Interest rate
Bank assets	Net investment income	(7)	—	(7)	—
Interest rate lock commitments	Other revenues	—	—	—	(1)

Equity
IUL	Interest credited to fixed accounts	1	—	1	—
IUL embedded derivatives	Interest credited to fixed accounts	1	—	1	—
EIA	Interest credited to fixed accounts	—	(1)	1	(1)
EIA embedded derivatives	Interest credited to fixed accounts	—	—	—	1
Stock market certificates	Banking and deposit interest expense	2	(4)	6	(1)
Stock market certificates embedded derivatives	Banking and deposit interest expense	2	4	5	2
Seed money	Net investment income	(2)	12	(5)	9
Ameriprise Financial
Franchise Advisor Deferred
Compensation Plan	Distribution expenses	2	(11)	3	(11)

Foreign exchange
Foreign currency	Net investment income	1	(2)	1	(1)

Commodity
Seed money	Net investment income	(1)	—	(1)	—
Total other		(1)	(2)	5	(3)
Total derivatives		$(157)	$144	$(377)	$47

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

Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps, variance swaps and credit default swaps. At September 30, 2012 and December 31, 2011, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $141.7 billion and $104.7 billion, respectively.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2012(1)	$110	$9
2013	371	36
2014	345	34
2015	318	32
2016	287	25
2017-2026	1,022	84

(1) 2012 amounts represent the amounts payable and receivable for the period from October 1, 2012 to December 31, 2012.

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

EIA, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $1.3 billion at both September 30, 2012 and December 31, 2011.

The Company enters into forward contracts, futures, total return swaps and commodity swaps to manage its exposure to price risk arising from seed money investments in proprietary investment products. The gross notional amount of these contracts was $114 million and $123 million at September 30, 2012 and December 31, 2011, respectively.

The Company enters into foreign currency forward contracts to economically hedge its exposure to certain receivables and obligations denominated in non-functional currencies. The gross notional amount of these contracts was $18 million and $26 million at September 30, 2012 and December 31, 2011, respectively.

In 2010, the Company entered into a total return swap to economically hedge its exposure to equity price risk of Ameriprise Financial, Inc. common stock granted as part of its Ameriprise Financial Franchise Advisor Deferred Compensation Plan. In the fourth quarter of 2011, the Company extended the contract through 2012. As part of the contract, the Company expects to cash settle the difference between the value of a fixed number of shares at the contract date (which may be increased from time to time) and the value of those shares over an unwind period ending on December 31, 2012. The gross notional value of this contract was $19 million and $17 million at September 30, 2012 and December 31, 2011, respectively.

In the third quarter of 2012, the Company entered into interest rate swaps to manage interest rate risk related to transitioning its federal savings bank subsidiary to a limited powers national trust bank. The contracts are expected to be unwound during the fourth quarter as the transition is completed. The gross notional amount of these contracts was $1.6 billion at September 30, 2012.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the nine months ended September 30, 2012 and 2011, the Company reclassified gains from accumulated other comprehensive income into earnings of $3 million and $27 million, respectively, on interest rate hedges put in place in anticipation of issuing debt. The gains were reclassified due to the forecasted transactions not occurring according to the original hedge strategy. For the three months and nine months ended September 30, 2012 and 2011, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax losses on September 30, 2012 that the Company expects to reclassify to earnings within the next twelve months is $2 million, which consists of $4 million of pretax gains to be recorded as a reduction to interest and debt expense and $6 million of pretax losses to be recorded in net investment income. The following tables present the impact of the effective portion of the Company’s cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity:

	Amount of Gain Recognized in Other
	Comprehensive Income on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as hedging instruments	2012	2011	2012	2011
	(in millions)
Interest on debt	$—	$—	$14	$—
Asset-based distribution fees	—	—	—	1
Total	$—	$—	$14	$1

	Amount of Gain (Loss) Reclassified from Accumulated
	Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated	Three Months Ended September 30,		Nine Months Ended September 30,
Other Comprehensive Income into Income	2012	2011	2012	2011
	(in millions)
Other revenues	$—	$—	$3	$27
Interest and debt expense	1	1	3	3
Distribution fees	—	—	—	9
Net investment income	(2)	(1)	(5)	(4)
Total	$(1)	$—	$1	$35

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

		Amount of Gain Recognized in Income on Derivatives
Derivatives designated	Location of Gain	Three Months Ended September 30,		Nine Months Ended September 30,
as hedging instruments	Recorded into Income	2012	2011	2012	2011
		(in millions)		(in millions)
Fixed rate debt	Interest and debt expense	$9	$11	$28	$31

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of September 30, 2012 and December 31, 2011, the Company held $310 million and $802 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

collateral the Company is obligated to return to counterparties. As of September 30, 2012 and December 31, 2011, the Company had accepted additional collateral consisting of various securities with a fair value of $501 million and $186 million, respectively, which are not reflected on the Consolidated Balance Sheets. As of September 30, 2012 and December 31, 2011, the Company’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $30 million and $72 million, respectively.

Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At September 30, 2012 and December 31, 2011, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $366 million and $112 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2012 and December 31, 2011 was $356 million and $103 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at September 30, 2012 and December 31, 2011 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $10 million and $9 million, respectively.

12.  Income Taxes

The Company’s effective tax rate on income from continuing operations was 23.8% and 33.2% for the three months ended September 30, 2012 and 2011, respectively. The Company’s effective tax rate on income from continuing operations was 30.3% and 28.4% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in the effective tax rate for the three months ended September 30, 2012 compared to the prior year period was driven by lower pretax income. The increase in the effective tax rate for the nine months ended September 30, 2012 compared to the prior year period was primarily a result of a $32 million correction of tax related to securities lending activities. See Note 1 for additional information on the out-of-period correction.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize the full benefit of certain state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $5 million at both September 30, 2012 and December 31, 2011.

Included in the Company’s deferred income tax assets are tax benefits related to capital loss carryforwards of $12 million which will expire beginning December 31, 2015 and state net operating losses of $39 million which will expire beginning December 31, 2014.

As of September 30, 2012 and December 31, 2011, the Company had $103 million and $184 million, respectively, of gross unrecognized tax benefits. The significant decrease in the amount of gross unrecognized tax benefits is a result of reaching an agreement with the Internal Revenue Service (“IRS”) on the treatment of certain items under audit. If recognized, approximately $34 million and $38 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2012 and December 31, 2011, respectively, would affect the effective tax rate.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $78 million in the next 12 months.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of nil and a net reduction of $4 million of interest and penalties for the three months and nine months ended September 30, 2012, respectively. The Company recognized nil and $65 million of interest and penalties for the three months and nine months ended September 30, 2011, respectively. At September 30, 2012 and December 31, 2011, the Company had a payable of $33 million and $37 million, respectively, related to accrued interest and penalties.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The IRS had previously completed its field examination of the 1997 through 2007 tax returns in recent years as part of the overall examination of the American Express Company consolidated returns. However, for federal income tax purposes, these years, except for 2007, continue to remain open as a consequence of certain issues under appeal. The IRS is in the process of completing the audit of the Company’s U.S. income tax returns for 2008 and 2009 and will begin auditing the Company’s U.S. income tax returns for 2010 and 2011 in the fourth quarter of 2012. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1999 through 2009. The Company’s federal and state income tax returns remain open for the years after 2009.

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

During the second quarter of 2012, the Company established a liability for estimated guaranty fund assessments and a related premium tax asset, primarily associated with ELNY. At September 30, 2012, the estimated liability was $29 million and the related premium tax asset was $23 million. The expected period over which the assessments will be made and the related tax credits recovered is not known. At December 31, 2011, the net liability was not considered material.

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

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, Financial Industry Regulatory Authority, the Federal Reserve Bank, the Office of the Comptroller of the Currency, the Financial Services Authority, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. During recent periods, the Company has received information requests, exams or inquiries regarding certain matters, including: sales of, or disclosures pertaining to, mutual funds, annuities, equity and fixed income securities, low priced

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

securities, insurance products, brokerage services and financial advice offerings; trading practices within the Company’s asset management business; supervision of the Company’s financial advisors; and company procedures and information security. The Company is also responding to regulatory audits, market conduct examinations and other inquiries (including inquiries from the states of Minnesota and New York) relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

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

In October 2011, a putative class action lawsuit entitled Roger Krueger, et al. vs. Ameriprise Financial, et al. was filed in the United States District Court for the District of Minnesota against the Company, certain of its present or former employees and directors, as well as certain fiduciary committees on behalf of participants and beneficiaries of the Ameriprise Financial 401(k) Plan. The alleged class period is from October 1, 2005 to the present. The action alleges that Ameriprise breached fiduciary duties under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), by selecting and retaining primarily proprietary mutual funds with allegedly poor performance histories, higher expenses relative to other investment options and improper fees paid to Ameriprise Financial or its subsidiaries. The action also alleges that the Company breached fiduciary duties under ERISA because it used its affiliate Ameriprise Trust Company as the Plan trustee and record-keeper and improperly reaped profits from the sale of the record-keeping business to Wachovia Bank, N.A. Plaintiffs allege over $20 million in damages. Plaintiffs filed an amended complaint on February 7, 2012. On April 11, 2012, the Company filed its motion to dismiss the Amended Complaint. The Court held a hearing on the motion to dismiss on June 13, 2012, and the Company is awaiting the decision. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the pending motion to dismiss, the absence of class certification, the lack of a formal demand on the Company by the plaintiffs and plaintiffs’ failure to allege any specific, evidence-based damages.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

14.  Discontinued Operations

The components of income (loss) from discontinued operations of Securities America were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Total net revenues	$—	$102	$—	$342

Income (loss) from discontinued operations	$—	$2	$—	$(117)
Reduction of gain on sale	(1)	—	(4)	—
Income tax benefit	—	—	(1)	(44)
Income (loss) from discontinued operations, net of tax	$(1)	$2	$(3)	$(73)

15.  Earnings per Share Attributable to Ameriprise Financial, Inc. Common Shareholders

The computations of basic and diluted earnings per share attributable to Ameriprise Financial, Inc. common shareholders are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Numerator:
Income from continuing operations	$152	$217	$572	$802
Less: Net loss attributable to noncontrolling interests	(22)	(105)	(71)	(151)
Income from continuing operations attributable to Ameriprise Financial	174	322	643	953
Income (loss) from discontinued operations, net of tax	(1)	2	(3)	(73)
Net income attributable to Ameriprise Financial	$173	$324	$640	$880

Denominator:
Basic: Weighted-average common shares outstanding	215.0	238.0	221.3	245.0
Effect of potentially dilutive nonqualified stock options and other share-based awards	4.1	4.0	4.1	5.2
Diluted: Weighted-average common shares outstanding	219.1	242.0	225.4	250.2

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic:
Income from continuing operations	$0.81	$1.35	$2.91	$3.89
Income (loss) from discontinued operations	(0.01)	0.01	(0.02)	(0.30)
Net income	$0.80	$1.36	$2.89	$3.59
Diluted:
Income from continuing operations	$0.79	$1.33	$2.85	$3.81
Income (loss) from discontinued operations	—	0.01	(0.01)	(0.29)
Net income	$0.79	$1.34	$2.84	$3.52

For the nine months ended September 30, 2012 and 2011, the dilutive effect of nonqualified stock options and other share based-awards excludes 3.3 million and 7.9 million options, respectively, from the computation of earnings per share attributable to Ameriprise Financial, Inc. common shareholders. The inclusion of the options would have been anti-dilutive.

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

Prior to 2012, the Chief Operating Decision Makers received segment results prepared on a GAAP basis and on an operating basis and the Company has presented segment results in the Segment footnote on a GAAP basis. Operating results have become more relevant in how management measures segment performance and determines compensation. Accordingly, beginning in 2012, operating earnings have become the measure of segment profit or loss management uses to evaluate segment performance. The segment results for the three months and nine months ended September 30, 2012 are presented on an operating basis and the prior periods have been recast.

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

Operating earnings is defined as operating net revenues less operating expenses. Operating net revenues and operating expenses exclude the results of discontinued operations, integration and restructuring charges and the impact of consolidating CIEs. Operating net revenues also exclude net realized gains or losses. Operating expenses also exclude the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization). The market impact on variable annuity guaranteed living benefits includes changes in the GMWB and GMAB embedded derivative liability values caused by changes in financial market conditions, net of changes in associated economic hedge values. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on GMWB and GMAB embedded derivative liability values of discounting projected benefits to reflect a current estimate of the Company’s life insurance subsidiary’s nonperformance spread. Integration and restructuring charges primarily relate to the Company’s acquisition of the long-term asset management business of Columbia Management Group on April 30, 2010. The costs include system integration costs, proxy and other regulatory filing costs, employee reduction and retention costs and investment banking, legal and other acquisition costs. Beginning in the second quarter of 2012, integration and restructuring charges also include expenses related to the Company’s intention to transition its federal savings bank subsidiary, Ameriprise Bank, FSB, to a limited powers national trust bank by year-end 2012.

The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	September 30, 2012	December 31, 2011
	(in millions)
Advice & Wealth Management	$12,707	$12,293
Asset Management	6,478	6,863
Annuities	91,815	86,598
Protection	18,711	18,304
Corporate & Other	8,853	8,249
Total assets	$138,564	$132,307

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Operating net revenues:
Advice & Wealth Management	$961	$938	$2,868	$2,808
Asset Management	733	705	2,151	2,195
Annuities	632	688	1,888	1,996
Protection	496	502	1,546	1,540
Corporate & Other	5	(7)	20	9
Eliminations (1) (2)	(310)	(317)	(927)	(953)
Total segment operating revenues	2,517	2,509	7,546	7,595
Net realized gains (losses)	(68)	(2)	(75)	5
Revenues of CIEs	27	(52)	80	10
Integration and restructuring charges	(8)	—	(8)	—
Total net revenues per consolidated statements of operations	$2,468	$2,455	$7,543	$7,610

(1) Represents the elimination of intersegment revenues recognized for the three months ended September 30, 2012 and 2011 in each segment as follows:

Advice & Wealth Management ($219 and $231, respectively); Asset Management ($10 and $10, respectively); Annuities ($71 and $66, respectively); Protection ($10 and $10, respectively); and Corporate & Other (nil and nil, respectively).

(2) Represents the elimination of intersegment revenues recognized for the nine months ended September 30, 2012 and 2011 in each segment as follows:

Advice & Wealth Management ($666 and $705, respectively); Asset Management ($32 and $31, respectively); Annuities ($200 and $188, respectively); Protection ($28 and $28, respectively); and Corporate & Other ($1 and $1, respectively).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Operating earnings:
Advice & Wealth Management	$119	$116	$324	$323
Asset Management	155	119	416	401
Annuities	91	135	396	461
Protection	89	70	305	273
Corporate & Other	(57)	(60)	(189)	(166)
Total segment operating earnings	397	380	1,252	1,292
Net realized gains (losses)	(68)	(2)	(75)	5
Net loss attributable to noncontrolling interests	(22)	(105)	(71)	(151)
Market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization	(91)	77	(220)	49
Integration and restructuring charges	(17)	(24)	(66)	(74)
Income from continuing operations before income tax provision per consolidated statements of operations	$199	$326	$820	$1,121

17.  Shareholders’ Equity

In October 2012, the Company’s Board of Directors authorized an expenditure of up to an additional $2.0 billion for the repurchase of the Company’s common stock through 2014.

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

Overview

We are a diversified financial services company with $678.5 billion in assets under management and administration as of September 30, 2012. We serve individual investors’ and institutions’ financial needs, hold leadership positions in financial planning, wealth management, retirement, asset management, annuities and insurance, and we maintain a strong operating and financial foundation.

Ameriprise is in a strong position to capitalize on significant demographic and market trends, which we believe will continue to drive increased demand for our services. Our emphasis on deep client-advisor relationships has been central to the success of our business model, including through the extreme market conditions of the past few years, and we believe it will help us navigate future market and economic cycles. We continue to strengthen our position as a retail financial services leader as we focus on meeting the financial needs of the mass affluent and affluent, as evidenced by our leadership in financial planning, a client retention percentage rate of 92% and our status as a top ten ranked firm within core portions of our four main business segments, including the size of our U.S. advisor force, and assets in long-term U.S. mutual funds, variable annuities and variable universal life (“VUL”) insurance.

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

As of September 30, 2012, we had a network of more than 9,800 affiliated advisors. We offer our affiliated advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in delivering advice and product solutions to clients. We believe our comprehensive and client-focused approach not only improves the products and services we provide to their clients, but also allows us to reinvest in enhanced services for clients and increase support for financial advisors.

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

In the third quarter of the year, we conduct our annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, we update valuation assumptions and the impact is reflected as part of our annual review of life insurance and annuity valuation assumptions and modeling changes (“unlocking”). The unlocking impact in the third quarter of 2012 primarily reflected the low interest rate environment and the assumption of continued low interest rates over the near-term. Specifically, the starting 10-year Treasury rate assumption used in modeling was reduced by 150 basis points and we assumed that interest rates will remain flat for the next twelve months. See our Consolidated and Segment Results of Operations sections below for the pretax impacts on our revenues and expenses attributable to unlocking and additional discussion of the drivers of the unlocking impact.

In July 2012, we announced our intention to transition our federal savings bank subsidiary, Ameriprise Bank, FSB, to a limited powers national trust bank. Final approvals from the appropriate federal and state regulators are pending. The implementation of the deposit and loan disposals is underway and bank operations are on track to close by year end. As part of this process, we recognized $62 million of net investment losses in the third quarter of 2012 and will realize related investment gains in the fourth quarter that will offset these losses. In addition, we incurred $17 million of restructuring charges in the third quarter of 2012 related to exiting the banking business, of which $7 million related to the impact of an interest rate hedge. We have incurred the majority of the restructuring expenses associated with the bank transition, which will be approximately $20 million, excluding the impact of the interest rate hedge. The transition releases approximately $375 million of required capital, which we anticipate using to repurchase shares throughout 2013. We estimate that the transition will reduce our Advice & Wealth Management segment earnings by approximately $13 million in the fourth quarter of 2012 and reduce margins by approximately 100 basis points. In 2013, we estimate the annual impact to earnings will be approximately $60 million. At the enterprise level, we anticipate that the earnings per share impact will be neutralized by the end of 2013, as we redeploy the excess capital to shareholders through share repurchases.

Earnings, as well as operating earnings, will continue to be negatively impacted by the ongoing low interest rate environment. In addition to continuing spread compression in our interest sensitive product lines, there is also the potential for interest rate related impacts to DAC and DSIC amortization and the level of reserves as a result of our ongoing review of various actuarial related assumptions, which could be material. The continued low interest rate environment reduced earnings by $10 million for the third quarter of 2012 compared to the prior year period. Currently, we estimate that low interest rates will reduce 2012 earnings by approximately $55 million compared to last year. In 2013, we estimate that low interest rates will reduce earnings by an additional $40 million. In 2014, the incremental impact is much lower, at less than $10 million, as we have a large block of fixed annuities that come out of the guarantee period and we are able to reset crediting rates which will improve spreads.

We expect above normal catastrophe losses from Hurricane Sandy claims in the fourth quarter of 2012 and in 2013. At this time, we expect our losses to reach $20 million. To reduce our risk of loss, we purchase catastrophe reinsurance with a limit of $110 million per event and retain $20 million per event.

We consolidate certain collateralized debt obligations and other investment products (collectively, “investment entities”) for which we provide asset management services to and sponsor for the investment of client assets in the normal course of business. These entities are defined as consolidated investment entities (“CIEs”). For further information on CIEs, see Note 3 to our Consolidated Financial Statements. Changes in the valuation of the CIE assets and liabilities impact pretax income. The net income (loss) of the CIEs is reflected in net income (loss) attributable to noncontrolling interests. The results of operations of the CIEs are reflected in the Corporate & Other segment. On a consolidated basis, the management fees we earn for the services we provide to the CIEs and the related general and administrative expenses are eliminated and the changes in the assets and liabilities related to the CIEs, primarily debt and underlying syndicated loans, are reflected in net investment income. We continue to include the fees in the management and financial advice fees line within our Asset Management segment.

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

Our financial targets are:

•          Operating total net revenue growth of 6% to 8%,

•          Operating earnings per diluted share growth of 12% to 15%, and

•          Operating return on equity excluding accumulated other comprehensive income of 15% to 18%.

The following tables reconcile our GAAP measures to operating measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Total net revenues	$2,468	$2,455	$7,543	$7,610
Less: CIEs revenue	27	(52)	80	10
Less: Net realized gains (losses)	(68)	(2)	(75)	5
Less: Integration/restructuring charges	(8)	—	(8)	—
Operating total net revenues	$2,517	$2,509	$7,546	$7,595

			Per Diluted Share
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Net income	$151	$219
Less: Net loss attributable to noncontrolling interests	(22)	(105)
Net income attributable to Ameriprise Financial	173	324	$0.79	$1.34
Less: Income (loss) from discontinued operations, net of tax	(1)	2	—	0.01
Net income from continuing operations attributable to Ameriprise Financial	174	322	0.79	1.33
Add: Market impact on variable annuity guaranteed living benefits, net of tax (1)	60	(50)	0.28	(0.21)
Add: Integration/restructuring charges, net of tax (1)	11	15	0.05	0.06
Less: Net realized losses, net of tax (1)	(44)	(2)	(0.20)	(0.01)
Operating earnings	$289	$289	$1.32	$1.19

Weighted average common shares outstanding:
Basic	215.0	238.0
Diluted	219.1	242.0

(1) Calculated using the statutory tax rate of 35%.

			Per Diluted Share
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Net income	$569	$729
Less: Net loss attributable to noncontrolling interests	(71)	(151)
Net income attributable to Ameriprise Financial	640	880	$2.84	$3.52
Less: Loss from discontinued operations, net of tax	(3)	(73)	(0.01)	(0.29)
Net income from continuing operations attributable to Ameriprise Financial	643	953	2.85	3.81
Add: Market impact on variable annuity guaranteed living benefits, net of tax (1)	143	(32)	0.64	(0.13)
Add: Integration/restructuring charges, net of tax (1)	43	48	0.19	0.19
Less: Net realized gains (losses), net of tax (1)	(49)	3	(0.22)	0.01
Operating earnings	$878	$966	$3.90	$3.86

Weighted average common shares outstanding:
Basic	221.3	245.0
Diluted	225.4	250.2

(1)             Calculated using the statutory tax rate of 35%.

The following table reconciles the trailing twelve months’ sum of net income from continuing operations attributable to Ameriprise Financial to operating earnings and the five-point average of quarter-end equity to operating equity:

	Twelve Months Ended September 30,
	2012	2011
	(in millions)
Net income from continuing operations attributable to Ameriprise Financial	$866	$1,243
Add: Integration/restructuring charges, net of tax	57	68
Add: Market impact on variable annuity guaranteed living benefits, net of tax	215	1
Less: Net realized gains (losses), net of tax	(48)	16
Operating earnings	$1,186	$1,296

Total Ameriprise Financial, Inc. shareholders’ equity	$9,057	$9,303
Less: Assets and liabilities held for sale	21	50
Less: Accumulated other comprehensive income, net of tax	912	753
Total Ameriprise Financial, Inc. shareholders’ equity from continuing operations excluding AOCI	8,124	8,500
Less: Equity impacts attributable to CIEs	406	510
Operating equity	$7,718	$7,990

Return on equity, excluding AOCI	10.7%	14.6%
Operating return on equity excluding AOCI (1)	15.4%	16.2%

(1)             Operating return on equity excluding accumulated other comprehensive income (“AOCI”) is calculated using the trailing twelve months of earnings excluding the after-tax net realized gains/losses; market impact on variable annuity guaranteed living benefits, net of hedges and related DSIC and DAC amortization; integration/restructuring charges; and discontinued operations in the numerator, and Ameriprise Financial shareholders’ equity excluding AOCI; the impact of consolidating investment entities; and the assets and liabilities held for sale using a five-point average of quarter-end equity in the denominator.

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

A decrease of 100 basis points in various rate assumptions is likely to result in an increase in DAC and DSIC amortization and an increase in benefits and claims expense from variable annuity guarantees. The following table presents the estimated impact to current period pretax income:

Estimated Impact to Pretax Income(1)
(in millions)
Decrease in future near and long-term fixed income returns by 100 basis points	$(36)

Decrease in future near-term equity fund growth returns by 100 basis points	$(29)
Decrease in future long-term equity fund growth returns by 100 basis points	(22)
Decrease in future near and long-term equity returns by 100 basis points	$(51)

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

The following table presents detail regarding our AUM and AUA:

	September 30,
	2012	2011	Change
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$121.7	$98.2	$23.5	24%
Asset Management AUM	460.9	417.0	43.9	11
Eliminations	(18.1)	(13.9)	(4.2)	(30)
Total Assets Under Management	564.5	501.3	63.2	13
Total Assets Under Administration	114.0	98.6	15.4	16
Total AUM and AUA	$678.5	$599.9	$78.6	13%

Total AUM increased $63.2 billion, or 13%, to $564.5 billion as of September 30, 2012 compared to the prior year period due to a $43.9 billion increase in Asset Management AUM and a $23.5 billion increase in Advice & Wealth Management AUM. See our segment results of operations discussion below for additional information on changes in our AUM.

Consolidated Results of Operations for the Three Months Ended September 30, 2012 and 2011

The following table presents our consolidated results of operations:

	Three Months Ended September 30,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$1,191	$1,127	$64	6%
Distribution fees	391	389	2	1
Net investment income	427	445	(18)	(4)
Premiums	309	311	(2)	(1)
Other revenues	161	195	(34)	(17)
Total revenues	2,479	2,467	12	—
Banking and deposit interest expense	11	12	(1)	(8)
Total net revenues	2,468	2,455	13	1
Expenses
Distribution expenses	667	641	26	4
Interest credited to fixed accounts	207	214	(7)	(3)
Benefits, claims, losses and settlement expenses	529	258	271	NM
Amortization of deferred acquisition costs	67	202	(135)	(67)
Interest and debt expense	68	71	(3)	(4)
General and administrative expense	731	743	(12)	(2)
Total expenses	2,269	2,129	140	7
Income from continuing operations before income tax provision	199	326	(127)	(39)
Income tax provision	47	109	(62)	(57)
Income from continuing operations	152	217	(65)	(30)
Income (loss) from discontinued operations, net of tax	(1)	2	(3)	NM
Net income	151	219	(68)	(31)
Less: Net loss attributable to noncontrolling interests	(22)	(105)	83	79
Net income attributable to Ameriprise Financial	$173	$324	$(151)	(47)%

NM  Not Meaningful.

Income from continuing operations before income tax provision decreased $127 million, or 39%, to $199 million for the third quarter of 2012 compared to the prior year period primarily reflecting an unfavorable impact from unlocking, the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization), net realized losses on securities primarily associated with the Ameriprise Bank transition and $40 million of additional investment income recognition in the prior year period, net of DAC and DSIC amortization, partially offset by a favorable market impact on DAC and DSIC, market appreciation and an increase in revenues of CIEs. The market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) was a decrease to pretax earnings of $91 million for the third quarter of 2012, which included a $10 million negative impact associated with unlocking. This compares to an increase of $77 million for the prior year period, which included a $4 million negative impact associated with unlocking. The market impact on DAC and DSIC was a benefit of $15 million for the third quarter of 2012 compared to an expense of $42 million for the prior year period. The negative impact of the continued low interest rate environment was $16 million pretax for the third quarter of 2012 compared to the prior year period.

The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking for the three months ended September 30:

Pretax Increase (Decrease)	2012	2011
	(in millions)
Other revenues	$(41)	$(20)

Benefits, claims, losses and settlement expenses	30	(40)
Amortization of DAC	12	38
Total expenses	42	(2)
Total (1)	$(83)	$(18)

(1)             Includes $10 million and $4 million of expense related to the market impact on variable annuity guaranteed living benefits for the three months ended September 30, 2012 and 2011, respectively.

Net revenues increased $13 million, or 1%, for the third quarter of 2012 compared to the prior year period due to higher management and financial advice fees, partially offset by lower net investment income and other revenues.

Management and financial advice fees increased $64 million, or 6%, for the third quarter of 2012 compared to the prior year period due to higher asset-based fees driven by an increase in average AUM, as well as $17 million of redemption-driven hedge fund performance fees in the third quarter of 2012. Average AUM increased $23.5 billion, or 4%, compared to the prior year period primarily due to market appreciation and wrap account net inflows, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section below.

Net investment income decreased $18 million, or 4%, compared to the prior year period reflecting a decrease in investment income on fixed maturity securities and net realized losses on securities, partially offset by an increase in net investment income of CIEs. Investment income on fixed maturities decreased $65 million compared to the prior year period due to continued low interest rates and $43 million of additional bond discount accretion investment income in the third quarter of 2011 related to prior periods resulting from revisions to the accounting classification of certain structured securities. Net investment income for the third quarter of 2012 included net realized losses on securities of $68 million, primarily associated with the Ameriprise Bank transition, compared to $2 million for the prior year period. Net investment income for the third quarter of 2012 included a $43 million gain for changes in the assets and liabilities of CIEs, primarily debt and underlying syndicated loans, compared to a $65 million loss for the prior year period.

Other revenues decreased $34 million, or 17%, compared to the prior year period due to a $27 million decrease in other revenues of CIEs and a $41 million negative impact from unlocking compared to a $20 million negative impact for the prior year period, partially offset by higher fees from variable annuity guarantees driven by higher volumes, as well as higher fee rates. The primary driver of the unlocking impact to other revenues in both periods was lower projected gains on reinsurance contracts resulting from favorable mortality experience.

Total expenses increased $140 million, or 7%, for the third quarter of 2012 compared to the prior year period primarily due to an increase in benefits, claims, losses and settlement expenses and distribution expenses, partially offset by a decrease in DAC amortization.

Distribution expenses increased $26 million, or 4%, compared to the prior year period driven by growth in assets under management.

Benefits, claims, losses and settlement expenses increased $271 million compared to the prior year period primarily due to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) and the impact of unlocking. Benefits, claims, losses and settlement expenses for the third quarter of 2012 included a $30 million expense from unlocking, primarily reflecting lower bond fund returns related to liabilities for the life contingent benefits associated with guaranteed minimum withdrawal benefits (“GMWB”). Benefits, claims, losses and settlement expenses for the third quarter of 2011 included a $40 million benefit from unlocking, primarily reflecting a positive impact from enhancements made to the valuation of variable annuities with living benefits. The market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) was an increase to benefits, claims, losses and settlement expenses of $117 million for the third quarter of 2012, including $12 million of expense associated with unlocking. This compares to a decrease of $119 million for the prior year period, including $4 million of expense associated with unlocking. The market impact on variable annuity guaranteed living benefits in both periods was primarily driven by the impact of nonperformance credit spread on the valuation of living benefit liabilities, which we do not hedge. The market impact on DSIC was a benefit of $3 million in the third quarter of 2012 compared to an expense of $9 million in the prior year period as a result of favorable equity and bond fund returns in 2012 compared to unfavorable markets in 2011.

Amortization of DAC decreased $135 million, or 67%, compared to the prior year period primarily due to the DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) and the impact of unlocking, as well as the market impact on amortization of DAC. Amortization of DAC for the third quarter of 2012 included a $12 million expense from unlocking, primarily reflecting a decrease in income earned on assets due to the low interest rate environment compared to the interest credited to the contractholders, which in many instances are at their minimum guarantees (“spread compression”), and lower bond fund growth rates, partially offset by a benefit from improved policyholder persistency and lowered mortality assumption. Amortization of DAC for the third quarter of 2011 included a $38 million expense from unlocking primarily driven by spread compression, partially offset by a benefit from improved policyholder persistency. The DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) was a benefit of $26 million for the third quarter of 2012, including a $2 million benefit associated with unlocking, compared to an expense of $42 million for the prior year period. The market impact on DAC was a benefit of $12 million in the third quarter of 2012 compared to an expense of $33 million in the prior year period as a result of favorable equity and bond fund returns in 2012 compared to unfavorable markets in 2011.

Income Taxes

Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 23.8% for the three months ended September 30, 2012, compared to 33.2% for the prior year period. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 21.4% for the three months ended September 30, 2012, compared to 25.2% for the prior year period.

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

Results of Operations by Segment for the Three Months Ended September 30, 2012 and 2011

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

The following table presents summary financial information by segment:

	Three Months Ended September 30,
	2012	2011
	(in millions)
Advice & Wealth Management
Net revenues	$961	$938
Expenses	842	822
Operating earnings	$119	$116
Asset Management
Net revenues	$733	$705
Expenses	578	586
Operating earnings	$155	$119
Annuities
Net revenues	$632	$688
Expenses	541	553
Operating earnings	$91	$135
Protection
Net revenues	$496	$502
Expenses	407	432
Operating earnings	$89	$70
Corporate & Other
Net revenues	$5	$(7)
Expenses	62	53
Operating loss	$(57)	$(60)

The following table presents the segment pretax operating impacts on our revenues and expenses attributable to unlocking:

	Three Months Ended September 30,
	2012		2011
Segment Pretax Operating Increase (Decrease)	Annuities	Protection	Annuities	Protection
	(in millions)
Other revenues	$—	$(41)	$—	$(20)

Benefits, claims, losses and settlement expenses	32	(14)	(40)	(4)
Amortization of DAC	28	(14)	39	(1)
Total expenses	60	(28)	(1)	(5)
Total	$(60)	$(13)	$1	$(15)

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

In July 2012, we announced our intention to transition our federal savings bank subsidiary, Ameriprise Bank, FSB, to a limited powers national trust bank. See our discussion on the transition and the impacts to our business in the Overview section above.

The following table presents the changes in wrap account assets and average balances for the three months ended September 30:

	2012	2011
	(in billions)
Beginning balance	$113.4	$105.9
Net flows	2.1	0.8
Market appreciation (depreciation) and other	5.1	(9.8)
Ending balance	$120.6	$96.9

Average balance (1)	$117.0	$101.4

(1) Average ending balances are calculated using a simple average of two quarters of data.

Wrap account assets increased $7.2 billion during the three months ended September 30, 2012 due to net inflows of $2.1 billion and market appreciation and other of $5.1 billion. Average wrap account assets increased $15.6 billion, or 15%, to $117.0 billion for the third quarter of 2012 compared to the prior year period due to net inflows and market appreciation.

The following table presents the changes in wrap account assets for the twelve months ended September 30:

	2012	2011
	(in billions)
Beginning balance	$96.9	$91.1
Net flows	8.9	7.7
Market appreciation (depreciation) and other	14.8	(1.9)
Ending balance	$120.6	$96.9

Wrap account assets increased $23.7 billion, or 24%, from the prior year period reflecting net inflows and market appreciation.

The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Three Months Ended September 30,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$438	$401	$37	9%
Distribution fees	452	461	(9)	(2)
Net investment income	63	73	(10)	(14)
Other revenues	18	15	3	20
Total revenues	971	950	21	2
Banking and deposit interest expense	10	12	(2)	(17)
Total net revenues	961	938	23	2
Expenses
Distribution expenses	572	547	25	5
General and administrative expense	270	275	(5)	(2)
Total expenses	842	822	20	2
Operating earnings	$119	$116	$3	3%

Our Advice & Wealth Management segment pretax operating earnings, which excludes net realized gains or losses, increased $3 million, or 3%, to $119 million for the three months ended September 30, 2012 compared to $116 million for the prior year period primarily due to strong growth in wrap account assets and lower general and administrative expense, partially offset by lower net investment income, as well as lower transactional revenues. Pretax operating margin remained stable at 12.4% for the three months ended September 30, 2012.

Net Revenues

Net revenues exclude net realized gains or losses. Net revenues increased $23 million, or 2%, to $961 million for the third quarter of 2012 compared to $938 million for the prior year period reflecting client net inflows and market appreciation, partially offset by lower net investment income and lower transactional volumes. Operating net revenue per branded advisor was $98,000 for the third quarter of 2012, up 1% from the prior year period. Total branded advisors increased 1% to 9,815 at September 30, 2012 compared to 9,714 at September 30, 2011.

Management and financial advice fees increased $37 million, or 9%, to $438 million for the three months ended September 30, 2012 compared to $401 million for the prior year period driven by growth in wrap account assets. Average wrap account assets increased $15.6 billion, or 15%, to $117.0 billion for the third quarter of 2012 compared to the prior year period due to net inflows and market appreciation. See our discussion of the changes in wrap account assets above.

Distribution fees decreased $9 million, or 2%, to $452 million for the three months ended September 30, 2012 compared to $461 million for the prior year period due to lower transactional volumes primarily related to lower sales of variable annuities.

Net investment income decreased $10 million, or 14%, to $63 million for the three months ended September 30, 2012 compared to $73 million for the prior year period due to a lower asset earnings rate on invested assets and $6 million of additional bond discount accretion investment income in the 2011 period related to prior periods resulting from revisions to the accounting classification of certain structured securities.

Expenses

Total expenses increased $20 million, or 2%, to $842 million for the three months ended September 30, 2012 compared to $822 million for the prior year period due to an increase in distribution expenses, partially offset by a decrease in general and administrative expense. Distribution expenses increased $25 million, or 5%, to $572 million for the three months ended September 30, 2012 compared to $547 million for the prior year period due to strong growth in client assets. General and administrative expense decreased $5 million, or 2%, to $270 million for the three months ended September 30, 2012 compared to $275 million for the prior year period reflecting on-going expense discipline, which more than offset investments for business growth, including the brokerage platform conversion that was completed in the third quarter of 2012.

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

On April 30, 2010, we completed the acquisition of the long-term asset management business of the Columbia Management Group from Bank of America. The acquisition significantly enhanced the capabilities of the Asset Management segment by increasing its scale, broadening its retail and institutional distribution capabilities and strengthening and diversifying its lineup of retail and institutional products. The integration of the Columbia Management business, which was completed in the second quarter of 2012, involved organizational changes to our portfolio management and analytical teams and to our operational, compliance, sales and marketing support staffs. This integration also involved the streamlining of our U.S. domestic product offerings. As a result of the integration, we combined RiverSource Investments, our legacy U.S. asset management business, with Columbia Management, under the Columbia brand. Total U.S. retail assets and number of funds under the Columbia brand as of September 30, 2012 were $218.8 billion and 207 funds, respectively.

From time to time, fee waivers have been provided to the Columbia Money Market Funds (the “Funds”) by Columbia Management and certain other subsidiaries performing services for the Funds for the purposes of reducing the expenses charged to a Fund in a given period to maintain or improve a Fund’s net yield in that period. Our subsidiaries may enter into contractual arrangements with the Funds identifying the specific fees to be waived and/or expenses to be reimbursed, as well as the time period for which such waivers will apply. In aggregate, we voluntarily waived fees of $3 million and $4 million for the three months ended September 30, 2012 and 2011, respectively.

Threadneedle remains our primary international investment management platform. Threadneedle manages seven Open Ended Investment Companies (“OEICs”) and one Societe d’Investissement A Capital Variable (“SICAV”) offering. The seven OEICs are Threadneedle Investment Funds ICVC (“TIF”), Threadneedle Specialist Investment Funds ICVC (“TSIF”), Threadneedle Focus Investment Funds (“TFIF”), Threadneedle Portfolio Advantage Funds (“TPAF”), Threadneedle Investment Funds ICVC II (“TIF II”), Threadneedle Investment Funds ICVC III (“TIF III”) and Threadneedle Investment Funds ICVC IV (“TIF IV”). TIF, TSIF, TFIF, TPAF, TIF II, TIF III and TIF IV are structured as umbrella companies with a total of 72 (33, 14, 2, 2, 6, 9 and 6, respectively) sub funds covering the world’s bond and equity markets. The SICAV is the Threadneedle (Lux) SICAV (“T(Lux)”). T(Lux) is structured as an umbrella company with a total of 30 sub funds covering the world’s bond, commodities and equity markets. In addition, Threadneedle manages 13 unit trusts, 10 of which invest into the OEICs, nine property unit trusts and one property fund of funds.

The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of September 30, 2012:

Columbia
Mutual Fund Rankings in top 2 Lipper Quartiles
Domestic Equity	Equal weighted	1 year	54%
		3 year	47%
		5 year	57%
	Asset weighted	1 year	64%
		3 year	69%
		5 year	72%

International Equity	Equal weighted	1 year	67%
		3 year	50%
		5 year	64%
	Asset weighted	1 year	80%
		3 year	65%
		5 year	80%

Taxable Fixed Income	Equal weighted	1 year	70%
		3 year	65%
		5 year	74%
	Asset weighted	1 year	72%
		3 year	80%
		5 year	81%

Tax Exempt Fixed Income	Equal weighted	1 year	85%
		3 year	95%
		5 year	95%
	Asset weighted	1 year	77%
		3 year	86%
		5 year	99%

Asset Allocation Funds	Equal weighted	1 year	40%
		3 year	85%
		5 year	85%
	Asset weighted	1 year	43%
		3 year	91%
		5 year	91%

Number of funds with 4 or 5 Morningstar star ratings		Overall	53
		3 year	52
		5 year	43

Percent of funds with 4 or 5 Morningstar star ratings		Overall	47%
		3 year	46%
		5 year	41%

Percent of assets with 4 or 5 Morningstar star ratings		Overall	66%
		3 year	47%
		5 year	43%

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

Aggregated data includes all Columbia branded mutual funds.

Threadneedle
Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark
Equity	Equal weighted	1 year	59%
		3 year	78%
		5 year	83%
	Asset weighted	1 year	61%
		3 year	80%
		5 year	88%

Fixed Income	Equal weighted	1 year	92%
		3 year	76%
		5 year	73%
	Asset weighted	1 year	99%
		3 year	52%
		5 year	75%

Allocation (Managed) Funds	Equal weighted	1 year	67%
		3 year	67%
		5 year	83%
	Asset weighted	1 year	77%
		3 year	77%
		5 year	86%

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

The following table presents the ending balances and average managed assets:

					Average (1)
					Three Months Ended
	September 30,				September 30,
	2012	2011	Change		2012	2011	Change
	(in billions)				(in billions)
Columbia managed assets	$339.9	$324.7	$15.2	5%	$335.9	$343.3	$(7.4)	(2)%
Threadneedle managed assets	123.7	96.5	27.2	28	120.2	103.4	16.8	16
Less: Sub-advised eliminations	(2.7)	(4.2)	1.5	36	(2.8)	(4.6)	1.8	39
Total managed assets	$460.9	$417.0	$43.9	11%	$453.3	$442.1	$11.2	3%

(1) Average ending balances are calculated using a simple average of two quarters of data.

The following table presents managed asset net flows:

	Three Months Ended September 30,
	2012	2011	Change
	(in billions)
Columbia managed asset net flows	$(3.5)	$(4.5)	$1.0	22%
Threadneedle managed asset net flows	(0.2)	(0.8)	0.6	75%
Less: Sub-advised eliminations	0.2	0.1	0.1	NM
Total managed asset net flows	$(3.5)	$(5.2)	$1.7	33%

NM  Not Meaningful.

The following table presents managed assets by type:

	September 30,
	2012	2011	Change
	(in billions)
Equity	$224.1	$198.9	$25.2	13%
Fixed income	209.7	190.0	19.7	10
Money market	6.8	6.3	0.5	8
Alternative	7.4	10.1	(2.7)	(27)
Hybrid and other	12.9	11.7	1.2	10
Total managed assets by type	$460.9	$417.0	$43.9	11%

The following tables present the changes in Columbia and Threadneedle managed assets:

	Three Months Ended September 30,
	2012	2011
	(in billions)
Columbia Managed Assets Rollforward
Retail Funds
Beginning assets	$211.4	$225.4
Mutual fund inflows	8.4	9.6
Mutual fund outflows	(10.2)	(12.3)
Net VP/VIT fund flows	(0.1)	0.4
Net new flows	(1.9)	(2.3)
Reinvested dividends	0.5	0.4
Net flows	(1.4)	(1.9)
Distributions	(0.6)	(0.6)
Market appreciation (depreciation) and other	9.4	(28.8)
Total ending assets	218.8	194.1

Institutional
Beginning assets	72.8	89.4
Inflows	4.3	4.5
Outflows	(4.9)	(6.9)
Net flows	(0.6)	(2.4)
Market appreciation (depreciation) and other	2.3	(5.1)
Total ending assets	74.5	81.9

Alternative
Beginning assets	7.8	9.3
Inflows	0.4	0.1
Outflows	(1.9)	(0.3)
Net flows	(1.5)	(0.2)
Market appreciation (depreciation) and other	0.1	(0.1)
Total ending assets	6.4	9.0
Affiliated General Account Assets	40.4	39.9

Other and Eliminations	(0.2)	(0.2)

Total Columbia managed assets	$339.9	$324.7

Total Columbia net flows	$(3.5)	$(4.5)

	Three Months Ended September 30,
	2012	2011
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$33.3	$36.6
Mutual fund inflows	4.1	4.3
Mutual fund outflows	(2.8)	(5.5)
Net new flows	1.3	(1.2)
Reinvested dividends	0.1	—
Net flows	1.4	(1.2)
Distributions	(0.1)	(0.2)
Market appreciation (depreciation)	1.2	(4.6)
Foreign currency translation (1)	1.0	(0.9)
Other	0.1	0.4
Total ending assets	36.9	30.1

Institutional
Beginning assets	82.3	72.5
Inflows	1.9	2.5
Outflows	(3.4)	(2.1)
Net flows	(1.5)	0.4
Market appreciation (depreciation)	2.0	(6.2)
Foreign currency translation (1)	2.4	(2.0)
Other	0.6	0.5
Total ending assets	85.8	65.2

Alternative
Beginning assets	1.0	1.3
Inflows	0.1	0.1
Outflows	(0.2)	(0.1)
Net flows	(0.1)	—
Market depreciation	—	(0.1)
Foreign currency translation (1)	—	—
Other	0.1	—
Total ending assets	1.0	1.2

Total Threadneedle managed assets	$123.7	$96.5

Total Threadneedle net flows	$(0.2)	$(0.8)

(1) Amounts represent British Pound to US dollar conversion.

Total segment AUM increased $15.1 billion, or 3%, during the third quarter of 2012 due to an increase in both Columbia and Threadneedle managed assets. Columbia managed assets increased $8.0 billion, or 2%, during the third quarter of 2012 primarily due to an increase in retail funds. Columbia retail funds increased $7.4 billion, or 4%, during the third quarter of 2012 due to market appreciation, partially offset by net outflows of $1.4 billion, which included $0.5 billion of net outflows from a third-party sub-advisor and $0.4 billion of net outflows in the Value and Restructuring fund where there was a manager retirement. Columbia institutional AUM increased $1.7 billion, or 2%, during the third quarter of 2012 due to market appreciation, partially offset by net outflows of $0.6 billion. Columbia alternative AUM decreased $1.4 billion, or 18%, during the third quarter of 2012 primarily from outflows related to the termination of a hedge fund portfolio manager and subsequent closing of the fund he managed.

Threadneedle managed assets increased $7.1 billion, or 6%, during the third quarter of 2012 due to increases in both retail and institutional AUM. Threadneedle retail funds increased $3.6 billion, or 11%, during the third quarter of 2012 primarily due to net inflows of $1.4 billion, market appreciation of $1.2 billion and a $1.0 billion positive impact from foreign currency translation. Threadneedle institutional AUM increased $3.5 billion, or 4%, during the third quarter of 2012 due to market appreciation of $2.0 billion and a $2.4 billion positive impact from foreign currency translation, partially offset by net outflows of $1.5 billion. Threadneedle institutional net outflows included $1.1 billion of outflows from a closed book of insurance assets and $0.9 billion from the retender of low margin pension assets.

Total segment AUM increased $43.9 billion, or 11%, from the prior year period reflecting market appreciation, partially offset by net outflows and retail fund distributions. Average segment AUM increased 3% for the third quarter of 2012 compared to the prior year period due to market appreciation, partially offset by net outflows and retail fund distributions.

The following table presents the results of operations of our Asset Management segment on an operating basis:

	Three Months Ended September 30,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$620	$599	$21	4%
Distribution fees	109	108	1	1
Net investment income	5	(4)	9	NM
Other revenues	(1)	3	(4)	NM
Total revenues	733	706	27	4
Banking and deposit interest expense	—	1	(1)	NM
Total net revenues	733	705	28	4
Expenses
Distribution expenses	276	276	—	—
Amortization of deferred acquisition costs	4	5	(1)	(20)
General and administrative expense	298	305	(7)	(2)
Total expenses	578	586	(8)	(1)
Operating earnings	$155	$119	$36	30%

NM  Not Meaningful.

Our Asset Management segment pretax operating earnings, which exclude net realized gains or losses and integration charges, increased $36 million, or 30%, to $155 million for the three months ended September 30, 2012 compared to $119 million for the prior year period reflecting equity market appreciation, redemption-driven hedge fund performance fees and continued expense management. Earnings growth was partially offset by the impact of net outflows and the industry shift in flows from equity to fixed income, which has a lower fee.

Net Revenues

Net revenues increased $28 million, or 4%, to $733 million for the three months ended September 30, 2012 compared to $705 million for the prior year period primarily due to an increase in management and financial advice fees. Management and financial advice fees increased $21 million, or 4%, to $620 million for the three months ended September 30, 2012 compared to $599 million for the prior year period due to $17 million of redemption-driven hedge fund performance fees, as well as an increase in assets under management, partially offset by the impact of the industry shift in flows from equity to fixed income, which has a lower fee. Average assets under management increased 3% compared to the prior year period driven by market appreciation, partially offset by net outflows. See our discussion above on the changes in assets under management.

Expenses

Total expenses, which exclude integration charges, decreased $8 million, or 1%, to $578 million for the three months ended September 30, 2012 compared to $586 million for the prior year period primarily due to a $7 million decrease in general and administrative expense reflecting our focus on re-engineering to fund investments in the business. General and administrative expense for the third quarter of 2012 included $10 million of expense related to redemption-driven hedge fund performance fees. General and administrative expense for the third quarter of 2011 included $10 million of project implementation related costs at Threadneedle.

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

The following table presents the results of operations of our Annuities segment on an operating basis:

	Three Months Ended September 30,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$163	$152	$11	7%
Distribution fees	82	80	2	3
Net investment income	276	344	(68)	(20)
Premiums	30	44	(14)	(32)
Other revenues	81	68	13	19
Total revenues	632	688	(56)	(8)
Banking and deposit interest expense	—	—	—	—
Total net revenues	632	688	(56)	(8)
Expenses
Distribution expenses	98	103	(5)	(5)
Interest credited to fixed accounts	173	178	(5)	(3)
Benefits, claims, losses and settlement expenses	143	96	47	49
Amortization of deferred acquisition costs	72	124	(52)	(42)
Interest and debt expense	—	1	(1)	NM
General and administrative expense	55	51	4	8
Total expenses	541	553	(12)	(2)
Operating earnings	$91	$135	$(44)	(33)%

NM Not Meaningful.

Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed living benefits, net of hedges and the related DSIC and DAC amortization, decreased $44 million, or 33%, to $91 million for the three months ended September 30, 2012 compared to $135 million for the prior year period primarily due to an unfavorable impact from unlocking and a decline in net investment income, partially offset by the market impact on DAC and DSIC. Results for the third quarter of 2011 included $34 million of additional bond discount accretion investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities, net of DAC and DSIC amortization. The impact of unlocking was a decrease to pretax operating income of $60 million for the third quarter of 2012 compared to an increase of $1 million for the prior year period. The market impact on DAC and DSIC was a benefit of $14 million for the third quarter of 2012 compared to an expense of $39 million for the prior year period.

RiverSource variable annuity account balances increased 15% to $67.5 billion at September 30, 2012 compared to the prior year period driven by market appreciation. Variable annuity net outflows of $182 million in the third quarter of 2012 reflected the closed book of annuities sold through third parties and $58 million of net inflows in the Ameriprise channel. RiverSource fixed annuity account balances declined 1% to $14.0 billion due to ongoing net outflows resulting from low client demand given current interest rates.

Net Revenues

Net revenues, which exclude net realized gains or losses, decreased $56 million, or 8%, to $632 million for the three months ended September 30, 2012 compared to $688 million for the prior year period primarily due to decreases in net investment income and premiums, partially offset by higher fees from variable annuity guarantees.

Management and financial advice fees increased $11 million, or 7%, to $163 million for the three months ended September 30, 2012 compared to $152 million for the prior year period due to higher fees on variable annuities driven by higher separate account balances. Average variable annuities contract accumulation values increased $4.0 billion, or 7%, from the prior year period due to market appreciation.

Net investment income, which excludes net realized gains or losses, decreased $68 million, or 20%, to $276 million for the three months ended September 30, 2012 compared to $344 million for the prior year period reflecting low interest rates impacting both the variable and fixed businesses and $37 million of additional bond discount accretion investment income recognized in the third quarter of 2011 related to prior periods resulting from revisions to the accounting classification of certain structured securities.

Premiums decreased $14 million, or 32%, to $30 million for the three months ended September 30, 2012 compared to $44 million for the prior year period due to lower sales of immediate annuities with life contingencies. The decrease in premiums from lower sales of immediate annuities with life contingencies was mostly offset by lower related expenses.

Other revenues increased $13 million, or 19%, to $81 million for the three months ended September 30, 2012 compared to $68 million for the prior year period due to higher fees from variable annuity guarantees driven by higher volumes and higher fee rates.

Expenses

Total expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges and the related DSIC and DAC amortization, decreased $12 million, or 2%, to $541 million for the three months ended September 30, 2012 compared to $553 million for the prior year period primarily due to a decrease in expenses from lower sales and the market impact on DAC and DSIC, partially offset by the impact of unlocking.

Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges and the related DSIC amortization, increased $47 million, or 49%, to $143 million for the three months ended September 30, 2012 compared to $96 million for the prior year period primarily due to the impact of unlocking, as well as higher reserves related to higher fees from variable annuity guarantees, partially offset by the market impact to DSIC and lower reserves resulting from lower sales of immediate annuities with life contingencies. Benefits, claims, losses and settlement expenses for the third quarter of 2012 included a $32 million expense from unlocking, primarily reflecting lower bond fund returns related to liabilities for the life contingent benefits associated with GMWB. Benefits, claims, losses and settlement expenses for the third quarter of 2011 included a $40 million benefit from unlocking, primarily reflecting a positive impact from enhancements made to the valuation of variable annuities with living benefits. The market impact to DSIC was a benefit of $3 million in the third quarter of 2012 compared to an expense of $9 million in the prior year period as a result of favorable equity and bond fund returns in 2012 compared to unfavorable markets in 2011.

Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, decreased $52 million, or 42%, to $72 million for the three months ended September 30, 2012 compared to $124 million for the prior year period primarily due to the market impact on DAC. The market impact on DAC was a benefit of $11 million in the third quarter of 2012 compared to an expense of $30 million in the prior year period as a result of favorable equity and bond fund returns in 2012 compared to unfavorable markets in 2011. Amortization of DAC for the third quarter of 2012 included a $28 million expense from unlocking, primarily reflecting spread compression and lower bond fund growth rates, partially offset by a benefit from improved policyholder persistency. Amortization of DAC for the third quarter of 2011 included a $39 million expense from unlocking primarily driven by spread compression, partially offset by a benefit from improved policyholder persistency.

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

The following table presents the results of operations of our Protection segment on an operating basis:

	Three Months Ended September 30,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$14	$13	$1	8%
Distribution fees	22	24	(2)	(8)
Net investment income	110	107	3	3
Premiums	283	271	12	4
Other revenues	67	87	(20)	(23)
Total revenues	496	502	(6)	(1)
Banking and deposit interest expense	—	—	—	—
Total net revenues	496	502	(6)	(1)
Expenses
Distribution expenses	16	16	—	—
Interest credited to fixed accounts	34	36	(2)	(6)
Benefits, claims, losses and settlement expenses	269	281	(12)	(4)
Amortization of deferred acquisition costs	17	31	(14)	(45)
General and administrative expense	71	68	3	4
Total expenses	407	432	(25)	(6)
Operating earnings	$89	$70	$19	27%

Our Protection segment pretax operating income, which excludes net realized gains or losses, increased $19 million, or 27%, to $89 million for the three months ended September 30, 2012, compared to $70 million for the prior year period driven by improved auto and home results, partially offset by lower long term care results.

Net Revenues

Net revenues, which exclude net realized gains or losses, decreased $6 million, or 1%, to $496 million for the three months ended September 30, 2012 compared to $502 million for the prior year period due to the impact of unlocking, partially offset by growth in auto and home premiums.

Premiums increased $12 million, or 4%, to $283 million for the three months ended September 30, 2012 compared to $271 million for the prior year period due to growth in auto and home premiums driven by higher volumes. Auto and home policy counts increased 8% period-over-period.

Other revenues decreased $20 million, or 23%, to $67 million for the three months ended September 30, 2012 compared to $87 million for the prior year period due to a $41 million unfavorable impact from unlocking in the third quarter of 2012 compared to a $20 million unfavorable impact in the prior year period. The primary driver of the unlocking impact to other revenues in both periods was lower projected gains on reinsurance contracts resulting from favorable mortality experience.

Expenses

Total expenses decreased $25 million, or 6%, to $407 million for the three months ended September 30, 2012 compared to $432 million for the prior year period due to decreases in benefits, claims, losses and settlement expenses and amortization of DAC.

Benefits, claims, losses and settlement expenses decreased $12 million, or 4%, to $269 million for the three months ended September 30, 2012 compared to $281 million for the prior year period due to a $14 million benefit from unlocking in the third quarter of 2012 primarily due to favorable mortality experience compared to a $4 million benefit in the prior year period. A decrease in benefits, claims, losses and settlement expenses due to high auto and home catastrophe losses in the prior year period was partially offset by higher expenses related to auto and home premium growth and unfavorable long term care morbidity compared to the prior year period. Benefits, claims, losses and settlement expenses for the prior year period included $18 million of above normal catastrophe losses primarily from Hurricane Irene claims.

Amortization of DAC decreased $14 million, or 45%, to $17 million for the three months ended September 30, 2012 compared to $31 million for the prior year period due to a $14 million benefit from unlocking in the third quarter of 2012 primarily due to lowered mortality assumption compared to a $1 million benefit in the prior year period.

Corporate & Other

Our Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment excludes revenues and expenses of the CIEs.

The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Three Months Ended September 30,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$(1)	$—	$(1)	NM
Net investment income (loss)	5	(7)	12	NM
Other revenues	1	—	1	NM
Total revenues	5	(7)	12	NM
Banking and deposit interest expense	—	—	—	—
Total net revenues	5	(7)	12	NM
Expenses
Interest and debt expense	24	23	1	4%
General and administrative expense	38	30	8	27
Total expenses	62	53	9	17
Operating loss	$(57)	$(60)	$3	5%

NM Not Meaningful.

Our Corporate & Other segment pretax operating loss excludes net realized gains or losses, the impact of consolidating CIEs and restructuring charges. Our Corporate & Other segment pretax operating loss was $57 million for the three months ended September 30, 2012 compared to $60 million for the prior year period.

Net revenues, which exclude revenues or losses of CIEs, net realized gains or losses and restructuring charges, increased $12 million to $5 million for the three months ended September 30, 2012 compared to a $7 million loss for the prior year period. Net investment income, which excludes net investment income or loss of the CIEs, net realized gains or losses and restructuring charges, was $5 million for the three months ended September 30, 2012 compared to a loss of $7 million for the prior year period primarily reflecting a volume-driven increase in interest income and lower losses on our affordable housing partnerships.

Total expenses, which exclude expenses of CIEs and restructuring charges, increased $9 million, or 17%, to $62 million for the three months ended September 30, 2012 compared to $53 million for the prior year period primarily due to an increase in general and administrative expense driven by higher severance expense.

Consolidated Results of Operations for the Nine Months Ended September 30, 2012 and 2011

The following table presents our consolidated results of operations:

	Nine Months Ended September 30,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$3,475	$3,436	$39	1%
Distribution fees	1,189	1,202	(13)	(1)
Net investment income	1,430	1,458	(28)	(2)
Premiums	912	915	(3)	—
Other revenues	569	635	(66)	(10)
Total revenues	7,575	7,646	(71)	(1)
Banking and deposit interest expense	32	36	(4)	(11)
Total net revenues	7,543	7,610	(67)	(1)
Expenses
Distribution expenses	1,996	1,934	62	3
Interest credited to fixed accounts	622	634	(12)	(2)
Benefits, claims, losses and settlement expenses	1,417	1,046	371	35
Amortization of deferred acquisition costs	197	366	(169)	(46)
Interest and debt expense	209	221	(12)	(5)
General and administrative expense	2,282	2,288	(6)	—
Total expenses	6,723	6,489	234	4
Income from continuing operations before income tax provision	820	1,121	(301)	(27)
Income tax provision	248	319	(71)	(22)
Income from continuing operations	572	802	(230)	(29)
Loss from discontinued operations, net of tax	(3)	(73)	70	96
Net income	569	729	(160)	(22)
Less: Net loss attributable to noncontrolling interests	(71)	(151)	80	53
Net income attributable to Ameriprise Financial	$640	$880	$(240)	(27)%

Income from continuing operations before income tax provision decreased $301 million, or 27%, for the nine months ended September 30, 2012 compared to the prior year period reflecting an unfavorable impact from unlocking and model changes, the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization), net realized losses on securities primarily associated with the Ameriprise Bank transition, $40 million of additional investment income recognition in the prior year period, net of DAC and DSIC amortization, a $73 million negative pretax impact from continued low interest rates, and a $27 million gain from an interest rate hedge that benefited revenues in the prior year period, partially offset by a favorable market impact on DAC and DSIC, market appreciation and an increase in revenues of CIEs. The market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) was a decrease to pretax earnings of $220 million for the nine months ended September 30, 2012, which included a $10 million negative impact associated with unlocking. This compares to an increase of $49 million for the prior year period, which included a $4 million negative impact associated with unlocking. The market impact on DAC and DSIC was a benefit of $29 million for the nine months ended September 30, 2012 compared to an expense of $28 million for the prior year period.

Loss from discontinued operations, net of tax, for the prior year period included a $77 million after-tax charge related to previously disclosed legal expenses.

The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking and model changes for the nine months ended September 30:

Pretax Increase (Decrease)	2012	2011
	(in millions)
Other revenues	$(41)	$(20)

Benefits, claims, losses and settlement expenses	22	(40)
Amortization of DAC	14	38
Interest credited to fixed accounts	2	—
Total expenses	38	(2)
Total (1)	$(79)	$(18)

(1)  Includes $10 million and $4 million of expense related to the market impact on variable annuity guaranteed living benefits for the nine months ended September 30, 2012 and 2011, respectively.

Net revenues decreased $67 million, or 1%, for the nine months ended September 30, 2012 compared to the prior year period.

Management and financial advice fees increased $39 million, or 1%, for the nine months ended September 30, 2012 compared to the prior year period due to higher asset-based fees driven by an increase in average AUM, as well as $22 million of redemption-driven hedge fund performance fees, which was partially offset by related compensation expense in general and administrative expense. Average AUM increased $10.2 billion, or 2%, compared to the prior year period primarily due to market appreciation and wrap account net inflows, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section below.

Distribution fees decreased $13 million, or 1%, for the nine months ended September 30, 2012 compared to the prior year period due to lower transactional revenues, partially offset by higher asset-based fees driven by an increase in average AUM.

Net investment income decreased $28 million, or 2%, compared to the prior year period reflecting a decrease in investment income on fixed maturity securities and net realized losses on securities, partially offset by an increase in net investment income of CIEs. Investment income on fixed maturities decreased $101 million compared to the prior year period due to continued low interest rates and $43 million of additional bond discount accretion investment income in the third quarter of 2011 related to prior periods resulting from revisions to the accounting classification of certain structured securities. Net investment income for the nine months ended September 30, 2012 included net realized losses on securities of $75 million, primarily associated with the Ameriprise Bank transition, compared to net realized gains of $5 million for the prior year period. Net investment income for the nine months ended September 30, 2012 included a $118 million gain for changes in the assets and liabilities of CIEs, primarily debt and underlying syndicated loans, compared to a $21 million loss for the prior year period.

Other revenues decreased $66 million, or 10%, compared to the prior year period due to a $41 million unfavorable impact from unlocking for the nine months ended September 30, 2012 compared to a $20 million unfavorable impact for the prior year period and a $67 million decrease in other revenues of CIEs, partially offset by higher fees from variable annuity guarantees driven by higher volumes, as well as higher fee rates. In addition, other revenues for the nine months ended September 30, 2011 included a $27 million gain on an interest rate hedge put in place in anticipation of issuing debt that was reclassified from accumulated other comprehensive income into earnings in the second quarter of 2011.

Total expenses increased $234 million, or 4%, compared to the prior year period primarily due to an increase in benefits, claims, losses and settlement expenses and distribution expenses, partially offset by a decrease in DAC amortization.

Distribution expenses increased $62 million, or 3%, compared to the prior year period driven by growth in assets under management.

Benefits, claims, losses and settlement expenses increased $371 million, or 35%, compared to the prior year period primarily due to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) and the impact of unlocking and model changes. Benefits, claims, losses and settlement expenses for the nine months ended September 30, 2012 included a $22 million expense from unlocking and model changes, primarily reflecting lower bond fund returns related to liabilities for the life contingent benefits associated with GMWB. Benefits, claims, losses and settlement expenses for the nine months ended September 30, 2011 included a $40 million benefit from unlocking and model changes, primarily reflecting a positive impact from enhancements made to the valuation of variable annuities with living benefits. Benefits, claims, losses and settlement expenses for the nine months ended September 30, 2012 included an expense of $277 million for the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization), including $12 million of expense associated with unlocking. This compares to a benefit of $85 million for the prior year period, including $4 million of expense associated with unlocking. The market impact on variable annuity guaranteed living benefits in both periods was primarily driven by the impact of nonperformance credit spread on the valuation of living benefit liabilities, which we do not hedge.

Amortization of DAC decreased $169 million, or 46%, compared to the prior year period primarily due to the DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) and the impact of unlocking and model changes, as well as the market impact on amortization of DAC. Amortization of DAC for the nine months ended September 30, 2012 included a $14 million expense from unlocking and model changes, primarily reflecting spread compression and lower bond fund growth rates, partially offset by a benefit from improved policyholder persistency and lowered mortality assumption. Amortization of DAC for the nine months ended September 30, 2011 included a $38 million expense from unlocking and model changes primarily driven by spread compression, partially offset by a benefit from improved policyholder persistency. The DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) was a benefit of $57 million for the nine months ended September 30, 2012, including a $2 million benefit associated with unlocking, compared to an expense of $36 million for the prior year period. The market impact on DAC was a benefit of $23 million for the nine months ended September 30, 2012 compared to an expense of $22 million for the prior year period as a result of favorable equity and bond fund returns in 2012 compared to unfavorable equity markets in 2011.

Income Taxes

Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 30.3% for the nine months ended September 30, 2012, compared to 28.4% for the prior year period. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 27.9% for the nine months ended September 30, 2012, compared to 25.1% for the prior year period. Our income tax provision for the nine months ended September 30, 2012 included a $32 million expense for the correction of tax related to securities lending activities. During the second quarter of 2012, we discovered we had received incomplete data from a third-party service provider for securities lending activities that resulted in the miscalculation of our dividend received deduction and foreign tax credit, which resulted in an understatement of taxes payable and an overstatement of reported earnings in prior periods. We have resolved the data issue and stopped the securities lending that negatively impacted our tax position.

Results of Operations by Segment for the Nine Months Ended September 30, 2012 and 2011

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

The following table presents summary financial information by segment:

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Advice & Wealth Management
Net revenues	$2,868	$2,808
Expenses	2,544	2,485
Operating earnings	$324	$323
Asset Management
Net revenues	$2,151	$2,195
Expenses	1,735	1,794
Operating earnings	$416	$401
Annuities
Net revenues	$1,888	$1,996
Expenses	1,492	1,535
Operating earnings	$396	$461
Protection
Net revenues	$1,546	$1,540
Expenses	1,241	1,267
Operating earnings	$305	$273
Corporate & Other
Net revenues	$20	$9
Expenses	209	175
Operating loss	$(189)	$(166)

The following table presents the segment pretax operating impacts on our revenues and expenses attributable to unlocking and model changes:

	Nine Months Ended September 30,
	2012		2011
Segment Pretax Operating Increase (Decrease)	Annuities	Protection	Annuities	Protection
	(in millions)
Other revenues	$—	$(41)	$—	$(20)

Benefits, claims, losses and settlement expenses	21	(14)	(40)	(4)
Amortization of DAC	31	(14)	39	(1)
Interest credited to fixed accounts	2	—	—	—
Total expenses	54	(28)	(1)	(5)
Total	$(54)	$(13)	$1	$(15)

Advice & Wealth Management

The following table presents the changes in wrap account assets and average balances for the nine months ended September 30:

	2012	2011
	(in billions)
Beginning balance	$103.4	$97.5
Net flows	7.6	5.9
Market appreciation (depreciation) and other	9.6	(6.5)
Ending balance	$120.6	$96.9

Average balance (1)	$112.6	$100.9

(1) Average ending balances are calculated using a simple average of the prior year’s ending balance and all periods in the current period.

Wrap account assets increased $17.2 billion, or 17%, during the nine months ended September 30, 2012 due to net inflows of $7.6 billion and market appreciation. Average wrap account assets increased $11.7 billion, or 12%, to $112.6 billion for the nine months ended September 30, 2012 compared to the prior year period due to net inflows and market appreciation. Wrap account assets increased $23.7 billion, or 24%, from the prior year period reflecting net inflows of $8.9 billion and market appreciation.

The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Nine Months Ended September 30,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$1,280	$1,195	$85	7%
Distribution fees	1,377	1,406	(29)	(2)
Net investment income	191	197	(6)	(3)
Other revenues	51	46	5	11
Total revenues	2,899	2,844	55	2
Banking and deposit interest expense	31	36	(5)	(14)
Total net revenues	2,868	2,808	60	2
Expenses
Distribution expenses	1,711	1,662	49	3
General and administrative expense	833	823	10	1
Total expenses	2,544	2,485	59	2%
Operating earnings	$324	$323	$1	—

Our Advice & Wealth Management segment pretax operating earnings, which excludes net realized gains or losses, were essentially flat at $324 million for the nine months ended September 30, 2012 as growth in fee based revenues was offset by lower transactional revenues and higher expenses. Pretax operating margin was 11.3% for the nine months ended September 30, 2012 compared to 11.5% for the prior year period.

Net Revenues

Net revenues exclude net realized gains or losses. Net revenues increased $60 million, or 2%, to $2.9 billion for the nine months ended September 30, 2012 driven by higher asset-based fees, partially offset by lower transactional revenues and lower net investment income. Operating net revenue per branded advisor was $293,000 for the nine months ended September 30, 2012, up 1% from the prior year period. Total branded advisors increased 1% to 9,815 at September 30, 2012 compared to 9,714 at September 30, 2011.

Management and financial advice fees increased $85 million, or 7%, to $1.3 billion for the nine months ended September 30, 2012 compared to $1.2 billion for the prior year period driven by growth in wrap account assets. Average wrap account assets increased $11.7 billion, or 12%, to $112.6 billion for the nine months ended September 30, 2012 compared to the prior year period due to net inflows and market appreciation. See our discussion on the changes in wrap account assets above.

Distribution fees decreased $29 million, or 2%, to $1.4 billion for the nine months ended September 30, 2012 compared to the prior year period driven by lower transactional volumes related to volatile markets and lower sales of variable annuities.

Net investment income decreased $6 million, or 3%, to $191 million for the nine months ended September 30, 2012 compared to $197 million for the prior year period due to a lower asset earnings rate on invested assets, mostly offset by higher invested asset balances. Net investment income for the nine months ended September 30, 2011 included $6 million of additional bond discount accretion investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities.

Expenses

Total expenses increased $59 million, or 2%, to $2.5 billion for the nine months ended September 30, 2012 compared to the prior year period primarily due to an increase in distribution expenses, as well as increased spending on growth initiatives.

Distribution expenses increased $49 million, or 3%, to $1.7 billion for the nine months ended September 30, 2012 compared to the prior year period primarily due to higher advisor compensation from business growth.

General and administrative expense increased $10 million, or 1%, to $833 million for the nine months ended September 30, 2012 compared to $823 million for the prior year period primarily due to an increase in investment spending, including costs to recruit experienced advisors and transition advisors to a new brokerage technology platform.

Asset Management

The following table presents the ending balances and average managed assets:

					Average (1)
					Nine Months Ended
	September 30,				September 30,
	2012	2011	Change		2012	2011	Change
	(in billions)				(in billions)
Columbia managed assets	$339.9	$324.7	$15.2	5%	$335.5	$351.3	$(15.8)	(4)%
Threadneedle managed assets	123.7	96.5	27.2	28	119.3	104.8	14.5	14
Less: Sub-advised eliminations	(2.7)	(4.2)	1.5	36	(3.5)	(4.5)	1.0	22%
Total managed assets	$460.9	$417.0	$43.9	11%	$451.3	$451.6	$(0.3)	—

(1) Average ending balances are calculated using a simple average of the prior year’s ending balance and all periods in the current period.

The following table presents managed asset net flows:

	Nine Months Ended September 30,
	2012	2011	Change
	(in billions)
Columbia managed asset net flows	$(14.0)	$(7.8)	$(6.2)	(79)%
Threadneedle managed asset net flows (1)	(2.3)	(2.0)	(0.3)	(15)
Less: Sub-advised eliminations (1)	1.6	(0.9)	2.5	NM
Total managed asset net flows	$(14.7)	$(10.7)	$(4.0)	(37)%

(1) Threadneedle net flows in Q2 2012 include $1.2 billion of outflows primarily due to a change in subadvisory relationship between Threadneedle and Columbia. These outflows are eliminated at the segment level.

NM Not Meaningful.

The following tables present the changes in Columbia and Threadneedle managed assets:

	Nine Months Ended September 30,
	2012	2011
	(in billions)
Columbia Managed Assets Rollforward
Retail Funds
Beginning assets	$204.8	$218.5
Mutual fund inflows	28.3	30.7
Mutual fund outflows	(39.3)	(36.9)
Net VP/VIT fund flows	0.1	1.2
Net new flows	(10.9)	(5.0)
Reinvested dividends	2.8	2.8
Net flows	(8.1)	(2.2)
Distributions	(3.5)	(3.7)
Market appreciation (depreciation) and other (1)	25.6	(18.5)
Total ending assets	218.8	194.1

Institutional
Beginning assets	73.3	89.4
Inflows	12.3	14.0
Outflows	(16.1)	(18.7)
Net flows	(3.8)	(4.7)
Market appreciation (depreciation) and other	5.0	(2.8)
Total ending assets	74.5	81.9

Alternative
Beginning assets	8.1	10.0
Inflows	0.7	0.4
Outflows	(2.8)	(1.3)
Net flows	(2.1)	(0.9)
Market appreciation (depreciation) and other	0.4	(0.1)
Total ending assets	6.4	9.0
Affiliated General Account Assets	40.4	39.9
Other and Eliminations	(0.2)	(0.2)
Total Columbia managed assets	$339.9	$324.7
Total Columbia net flows	$(14.0)	$(7.8)

(1) Included in Market appreciation (depreciation) and other for retail funds in the 2nd quarter of 2012 are $3B due to the transfer of Active Diversified Portfolio assets from non-proprietary to proprietary funds.

	Nine Months Ended September 30,
	2012	2011
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$31.8	$33.4
Mutual fund inflows	12.0	13.6
Mutual fund outflows (2)	(10.8)	(13.5)
Net new flows	1.2	0.1
Reinvested dividends	0.1	0.1
Net flows	1.3	0.2
Distributions	(0.3)	(0.4)
Market appreciation (depreciation)	2.3	(3.7)
Foreign currency translation (1)	1.4	—
Other	0.4	0.6
Total ending assets	36.9	30.1

Institutional
Beginning assets	80.6	70.9
Inflows	6.6	6.4
Outflows	(10.0)	(8.5)
Net flows	(3.4)	(2.1)
Market appreciation (depreciation)	3.5	(5.1)
Foreign currency translation (1)	3.3	—
Other	1.8	1.5
Total ending assets	85.8	65.2

Alternative
Beginning assets	1.1	1.3
Inflows	0.1	0.3
Outflows	(0.3)	(0.4)
Net flows	(0.2)	(0.1)
Market depreciation	—	(0.1)
Foreign currency translation (1)	—	—
Other	0.1	0.1
Total ending assets	1.0	1.2
Total Threadneedle managed assets	$123.7	$96.5
Total Threadneedle net flows	$(2.3)	$(2.0)

(1)  Amounts represent British Pound to US dollar conversion.

(2)  Retail fund outflows in Q2 2012 include $1.2 billion due to a change in subadvisory relationship between Threadneedle and Columbia. These outflows are eliminated at the segment level.

Total segment AUM increased $25.4 billion, or 6%, during the nine months ended September 30, 2012 due to an increase in both Columbia and Threadneedle managed assets. Columbia managed assets increased $13.8 billion, or 4%, during the nine months ended September 30, 2012, primarily due to an increase in retail funds. Columbia retail funds increased $14.0 billion, or 7%, during the nine months ended September 30, 2012 primarily due to market appreciation, partially offset by net outflows of $8.1 billion. Columbia retail fund net outflows during the nine months ended September 30, 2012 included $4.2 billion of previously announced outflows in former parent company portfolios, $2.1 billion of outflows in New York 529 program assets, $2.2 billion of outflows in our Value and Restructuring fund where there was a manager retirement earlier this year and $1.7 billion of outflows with a third-party sub-advisor. Columbia institutional AUM increased $1.2 billion, or 2%, during the nine months ended September 30, 2012 due to market appreciation, partially offset by net outflows of $3.8 billion. Columbia institutional net outflows during the nine months ended September 30, 2012 included $1.2 billion of previously announced outflows in former parent company portfolios, as well as $0.5 billion of outflows in our Value and Restructuring strategy. Columbia alternative AUM decreased $1.7 billion, or 21%, during the nine months ended September 30, 2012 due to net outflows of $2.1 billion driven by outflows related to the termination of a hedge fund portfolio manager in the third quarter of 2012 and subsequent closing of the fund he managed.

Threadneedle managed assets increased $10.1 billion, or 9%, during the nine months ended September 30, 2012 due to increases in both retail and institutional AUM. Threadneedle retail funds increased $5.1 billion, or 16%, during the nine months ended September 30, 2012 due to market appreciation of $2.3 billion, net inflows of $1.3 billion and a positive impact from foreign currency translation of $1.4 billion. Threadneedle institutional AUM increased $5.2 billion, or 6%, during the nine months ended September 30, 2012 primarily due to market appreciation of $3.5 billion and a positive impact from foreign currency translation of $3.3 billion, partially offset by net outflows of $3.4 billion. Threadneedle institutional net outflows during the nine months ended September 30, 2012 included $2.6 billion of outflows from a closed book of insurance assets and $0.9 billion from the retender of low margin pension assets.

Total segment AUM increased $43.9 billion, or 11%, from the prior year period reflecting market appreciation, partially offset by net outflows and retail fund distributions. Average segment AUM was essentially flat for the nine months ended September 30, 2012 compared to the prior year period.

In aggregate, we voluntarily waived fees to the Columbia Money Market Funds of $8 million and $10 million for the nine months ended September 30, 2012 and 2011, respectively. See our discussion on fee waivers within our Asset Management Results of Operations for the three months ended September 30, 2012.

The following table presents the results of operations of our Asset Management segment on an operating basis:

	Nine Months Ended September 30,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$1,798	$1,846	$(48)	(3)%
Distribution fees	331	346	(15)	(4)
Net investment income	12	—	12	NM
Other revenues	11	5	6	NM
Total revenues	2,152	2,197	(45)	(2)
Banking and deposit interest expense	1	2	(1)	(50)
Total net revenues	2,151	2,195	(44)	(2)
Expenses
Distribution expenses	822	828	(6)	(1)
Amortization of deferred acquisition costs	12	15	(3)	(20)
General and administrative expense	901	951	(50)	(5)
Total expenses	1,735	1,794	(59)	(3)
Operating earnings	$416	$401	$15	4%

NM Not Meaningful.

Our Asset Management segment pretax operating earnings, which exclude net realized gains or losses and integration charges, increased $15 million, or 4%, to $416 million for the nine months ended September 30, 2012 compared to $401 million for the prior year period reflecting market appreciation, redemption-driven hedge fund performance fees and continued expense controls, partially offset by the impact of net outflows and the industry shift in flows from equity to fixed income, which has a lower fee.

Net Revenues

Net revenues decreased $44 million, or 2%, to $2.2 billion for the nine months ended September 30, 2012 compared to the prior year period driven by a decrease in management and financial advice fees. Management and financial advice fees decreased $48 million, or 3%, to $1.8 billion for the nine months ended September 30, 2012 primarily due to lower fees on our Columbia funds driven by lower average AUM, as well as the impact of the industry shift in flows from equity to fixed income, which has a lower fee, partially offset by $22 million of redemption-driven hedge fund performance fees. Average Columbia AUM decreased $15.8 billion, or 4%, compared to the prior year period driven by net outflows, partially offset by market appreciation. See our discussion above on the changes in assets under management.

Expenses

Total expenses, which exclude integration charges, decreased $59 million, or 3%, to $1.7 billion for the nine months ended September 30, 2012 compared to the prior year period primarily due to a decrease in general and administrative expense. General and administrative expense, which excludes integration charges, decreased $50 million, or 5%, to $901 million for the nine months ended September 30, 2012 compared to $951 million for the prior year period primarily due to continued expense controls, the impact of the change in Threadneedle’s estimated market valuation attributable to its employee incentive compensation program, Threadneedle’s partial refund of the 2011 industry-wide Financial Services Authority levy and project implementation related costs at Threadneedle in the prior year period. General and administrative expense for the nine months ended September 30, 2012 included a benefit of $4 million from the Threadneedle-related items compared to an expense of $27 million in the prior year period. General and administrative expense for the nine months ended September 30, 2012 included $13 million of expense related to redemption-driven hedge fund performance fees.

Annuities

The following table presents the results of operations of our Annuities segment on an operating basis:

	Nine Months Ended September 30,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$482	$468	$14	3%
Distribution fees	236	236	—	—
Net investment income	856	975	(119)	(12)
Premiums	90	127	(37)	(29)
Other revenues	224	190	34	18
Total revenues	1,888	1,996	(108)	(5)
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,888	1,996	(108)	(5)

Expenses
Distribution expenses	295	303	(8)	(3)
Interest credited to fixed accounts	518	528	(10)	(2)
Benefits, claims, losses and settlement expenses	342	312	30	10
Amortization of deferred acquisition costs	163	226	(63)	(28)
Interest and debt expense	1	1	—	—
General and administrative expense	173	165	8	5
Total expenses	1,492	1,535	(43)	(3)
Operating earnings	$396	$461	$(65)	(14)%

Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed living benefits, net of hedges and the related DSIC and DAC amortization, decreased $65 million, or 14%, to $396 million for the nine months ended September 30, 2012 compared to $461 million for the prior year period primarily due to a decline in net investment income and an unfavorable impact from unlocking and model changes, partially offset by the market impact on DAC and DSIC. Results for the 2011 period included $34 million of additional bond discount accretion investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities, net of DAC and DSIC amortization. The impact of unlocking and model changes was a decrease to pretax operating income of $54 million for the nine months ended September 30, 2012 compared to an increase of $1 million for the prior year period. The market impact on DAC and DSIC was a benefit of $27 million for the nine months ended September 30, 2012 compared to an expense of $26 million for the prior year period.

Net Revenues

Net revenues, which exclude net realized gains or losses, decreased $108 million, or 5%, to $1.9 billion for the nine months ended September 30, 2012 primarily due to a decrease in net investment income.

Net investment income, which excludes net realized gains or losses, decreased $119 million, or 12%, to $856 million for the nine months ended September 30, 2012 compared to $975 million for the prior year period primarily reflecting low interest rates impacting both the variable and fixed businesses. In addition, net investment income for the prior year period included $37 million of additional bond discount accretion investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities.

Premiums decreased $37 million, or 29%, to $90 million for the nine months ended September 30, 2012 compared to $127 million for the prior year period due to lower sales of immediate annuities with life contingencies. The decrease in premiums from lower sales of immediate annuities with life contingencies was mostly offset by lower related expenses.

Other revenues increased $34 million, or 18%, to $224 million for the nine months ended September 30, 2012 compared to $190 million for the prior year period due to higher fees from variable annuity guarantees primarily driven by higher volumes, as well as higher fee rates.

Expenses

Total expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges and the related DSIC and DAC amortization, decreased $43 million, or 3%, to $1.5 billion for the nine months ended September 30, 2012 compared to the prior year period primarily due to a decrease in amortization of DAC, partially offset by an increase in benefits, claims, losses and settlement expenses.

Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits, net of hedges and the related DSIC amortization, increased $30 million, or 10%, to $342 million for the nine months ended September 30, 2012 compared to $312 million for the prior year period due to the impact of unlocking and model changes, as well as higher reserves related to higher fees from variable annuity guarantees, partially offset by lower reserves resulting from lower sales of immediate annuities with life contingencies. Benefits, claims, losses and settlement expenses for the nine months ended September 30, 2012 included a $21 million expense from unlocking and model changes, primarily reflecting lower bond fund returns related to liabilities for the life contingent benefits associated with GMWB. Benefits, claims, losses and settlement expenses for the nine months ended September 30, 2011 included a $40 million benefit from unlocking and model changes, primarily reflecting a positive impact from enhancements made to the valuation of variable annuities with living benefits. The market impact to DSIC was a benefit of $6 million for the nine months ended September 30, 2012 compared to an expense of $6 million for the prior year period as a result of favorable equity and bond fund returns in 2012 compared to unfavorable equity markets in 2011.

Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, decreased $63 million, or 28%, to $163 million for the nine months ended September 30, 2012 compared to $226 million for the prior year period primarily due to the market impact on DAC and the impact of unlocking and model changes. The market impact on DAC was a benefit of $21 million for the nine months ended September 30, 2012 compared to an expense of $20 million for the prior year period as a result of favorable equity and bond fund returns in 2012 compared to unfavorable equity markets in 2011. Amortization of DAC for the nine months ended September 30, 2012 included a $31 million expense from unlocking and model changes, primarily reflecting spread compression and lower bond fund growth rates, partially offset by a benefit from improved policyholder persistency. Amortization of DAC for the nine months ended September 30, 2011 included a $39 million expense from unlocking and model changes primarily driven by spread compression, partially offset by a benefit from improved policyholder persistency.

Protection

The following table presents the results of operations of our Protection segment on an operating basis:

	Nine Months Ended September 30,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$41	$42	$(1)	(2)%
Distribution fees	68	70	(2)	(3)
Net investment income	322	323	(1)	—
Premiums	834	800	34	4
Other revenues	282	305	(23)	(8)
Total revenues	1,547	1,540	7	—
Banking and deposit interest expense	1	—	1	NM
Total net revenues	1,546	1,540	6	—

Expenses
Distribution expenses	49	47	2	4
Interest credited to fixed accounts	104	106	(2)	(2)
Benefits, claims, losses and settlement expenses	798	819	(21)	(3)
Amortization of deferred acquisition costs	79	89	(10)	(11)
General and administrative expense	211	206	5	2
Total expenses	1,241	1,267	(26)	(2)
Operating earnings	$305	$273	$32	12%

NM  Not Meaningful.

Our Protection segment pretax operating income, which excludes net realized gains or losses, increased $32 million, or 12%, to $305 million for the nine months ended September 30, 2012, compared to $273 million for the prior year period driven by improved auto and home results, partially offset by lower long term care results compared to the prior year period.

Net Revenues

Net revenues, which exclude net realized gains or losses were essentially flat at $1.5 billion for the nine months ended September 30, 2012 as an increase in premiums was offset by the impact of unlocking.

Premiums increased $34 million, or 4%, to $834 million for the nine months ended September 30, 2012 compared to $800 million for the prior year period due to growth in auto and home premiums driven by higher volumes. Auto and home policy counts increased 8% period-over-period.

Other revenues decreased $23 million, or 8%, to $282 million for the nine months ended September 30, 2012 compared to $305 million for the prior year period due to a $41 million unfavorable impact from unlocking in the third quarter of 2012 compared to a $20 million unfavorable impact in the prior year period. The primary driver of the unlocking impact to other revenues in both periods was lower projected gains on reinsurance contracts resulting from favorable mortality experience.

Expenses

Total expenses decreased $26 million, or 2%, to $1.2 billion for the nine months ended September 30, 2012 compared to $1.3 billion for the prior year period due to a decrease in benefits, claims, losses and settlement expenses and amortization of DAC.

Benefits, claims, losses and settlement expenses decreased $21 million, or 3%, to $798 million for the nine months ended September 30, 2012 compared to $819 million for the prior year period due to a $14 million favorable impact from unlocking and model changes primarily due to favorable mortality experience compared to a $4 million favorable impact in the prior year period and a $9 million benefit from a life insurance reserve release in the second quarter of 2012. An increase in expenses driven by auto and home premium growth and higher long term care reserves and claims was offset by high auto and home catastrophe losses in the prior year period, as well as higher auto liability reserves in the prior year period.

Amortization of DAC decreased $10 million, or 11%, to $79 million for the nine months ended September 30, 2012 compared to $89 million for the prior year period primarily due to a $14 million favorable impact from unlocking and model changes primarily due to lowered mortality assumption compared to a $1 million favorable impact in the prior year period.

Corporate & Other

The following table presents the results of operations of our Corporate & Other segment on an operating basis:

Our Corporate & Other segment pretax operating loss excludes net realized gains or losses, the impact of consolidating CIEs and restructuring charges. Our Corporate & Other segment pretax operating loss was $189 million for the nine months ended September 30, 2012 compared to $166 million for the prior year period.

	Nine Months Ended September 30,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$(1)	$—	$(1)	NM
Net investment income (loss)	13	(20)	33	NM
Other revenues	8	29	(21)	(72)%
Total revenues	20	9	11	NM
Banking and deposit interest expense	—	—	—	—
Total net revenues	20	9	11	NM

Expenses
Distribution expenses	—	1	(1)	NM
Interest and debt expense	70	72	(2)	(3)
General and administrative expense	139	102	37	36
Total expenses	209	175	34	19
Operating loss	$(189)	$(166)	$(23)	(14)%

NM  Not Meaningful.

Net revenues, which exclude revenues or losses of CIEs, net realized gains or losses and restructuring charges, increased $11 million to $20 million for the nine months ended September 30, 2012 compared to $9 million for the prior year period due to an increase in net investment income, partially offset by a decrease in other revenues.

Net investment income, which excludes net investment income or loss of the CIEs, net realized gains or losses and restructuring charges, was $13 million for the nine months ended September 30, 2012 compared to a loss of $20 million for the prior year period reflecting a volume-driven increase in interest income and lower losses on our affordable housing partnerships.

Other revenues decreased $21 million, or 72%, to $8 million for the nine months ended September 30, 2012 compared to $29 million for the prior year period due to a $27 million gain on an interest rate hedge put in place in anticipation of issuing debt that was reclassified from accumulated other comprehensive income into earnings in the second quarter of 2011.

Total expenses, which exclude expenses of CIEs and restructuring charges, increased $34 million, or 19%, to $209 million for the nine months ended September 30, 2012 compared to $175 million for the prior year period due to an increase in general and administrative expense driven by higher investment spending, higher severance and an $8 million expense from a tax-related item in the second quarter of 2012.

Market Risk

Our primary market risk exposures are interest rate, equity price, foreign currency exchange rate and credit risk. Equity price and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the spread income generated on our annuities, banking, brokerage client cash balances and face amount certificate products and UL insurance products, the value of DAC and DSIC assets, the value of liabilities for guaranteed benefits associated with our variable annuities and the value of derivatives held to hedge these benefits.

The guaranteed benefits associated with our variable annuities are GMWB, guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”). Each of these guaranteed benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

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

The following tables present our estimate of the impact on pretax income from these hypothetical market movements as of September 30, 2012:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(187)	$4	$(183)
DAC and DSIC amortization (2) (3)	(89)	—	(89)
Variable annuity riders:
GMDB and GMIB (3)	(61)	—	(61)
GMWB	(107)	88	(19)
GMAB	(50)	41	(9)
DAC and DSIC amortization (4)	N/A	N/A	10
Total variable annuity riders	(218)	129	(79)
Equity indexed annuities	1	(1)	—
Stock market certificates	3	(3)	—
Indexed universal life insurance	2	(2)	—
Total	$(488)	$127	$(351)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(41)	$—	$(41)
Variable annuity riders:
GMWB	638	(628)	10
GMAB	43	(39)	4
DAC and DSIC amortization (4)	N/A	N/A	(5)
Total variable annuity riders	681	(667)	9
Fixed annuities, fixed portion of variable annuities and fixed insurance products	98	—	98
Brokerage client cash balances	92	—	92
Flexible savings and other fixed rate savings products	(2)	—	(2)
Indexed universal life insurance	6	—	6
Total	$834	$(667)	$162

N/A  Not Applicable.

(1)	Excludes incentive income which is impacted by market and fund performance during the period and cannot be readily estimated.
(2)	Market impact on DAC and DSIC amortization resulting from lower projected profits.
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

The above results compare to an estimated negative net impact to pretax income of $319 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $61 million related to a 100 basis point increase in interest rates as of December 31, 2011. The change in the interest rate exposure was primarily related to fixed annuities and the fixed portion of variable annuities, which increased approximately $75 million driven by model updates to better reflect recent prepayment experience on mortgage securities and enhance the expected asset portfolio turn-over assumed in modeling under various interest rate scenarios. The underlying interest rate sensitivity of the fixed annuity and fixed portion of variable annuities has not changed due to market movement.

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

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2012. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $201 million, net of DAC and DSIC amortization and income taxes, based on September 30, 2012 credit spreads.

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during the nine months ended September 30, 2012. At September 30, 2012, we had $3.3 billion in cash and cash equivalents compared to $2.8 billion at December 31, 2011. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that expires in November 2015. Under the terms of the underlying credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. We have had no borrowings under this credit facility and had $2 million of outstanding letters of credit at September 30, 2012. Our junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at both September 30, 2012 and December 31, 2011.

Our subsidiaries, Ameriprise Bank, FSB and RiverSource Life Insurance Company (“RiverSource Life”) are members of the Federal Home Loan Bank (“FHLB”) of Des Moines, which provides these subsidiaries with access to collateralized borrowings. As of September 30, 2012, we had no borrowings from the FHLB. We enter into repurchase agreements to reduce reinvestment risk from higher levels of expected annuity net cash flows. Repurchase agreements allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at September 30, 2012 was $500 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

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

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(in millions)
RiverSource Life(1)(2)	$3,187	$3,058	N/A	$619
RiverSource Life of NY(1)(2)	275	254	N/A	41
IDS Property Casualty(1)(3)	469	431	$157	148
Ameriprise Insurance Company(1)(3)	42	41	2	2
ACC(4)(5)	179	164	166	151
Threadneedle(6)	182	218	156	170
Ameriprise Bank, FSB(7)	366	402	362	391
AFSI(3)(4)	93	115	2	2
Ameriprise Captive Insurance Company(3)	55	43	15	16
Ameriprise Trust Company(3)	48	44	46	41
AEIS(3)(4)	118	122	41	42
RiverSource Distributors, Inc.(3)(4)	24	27	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	36	30	#	#

N/A  Not applicable.

#	Amounts are less than $1 million.
(1)	Actual capital is determined on a statutory basis.
(2)	Regulatory capital requirement is based on the statutory risk-based capital filing.
(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of September 30, 2012 and December 31, 2011.
(4)	Actual capital is determined on an adjusted GAAP basis.
(5)	ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.
(6)

Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The actual capital and the regulatory capital requirements at September 30, 2012 represent management’s assessment at December 31, 2011 of the risk based requirements, as specified by FSA regulations and submitted to the FSA in March 2012.

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

During the nine months ended September 30, 2012, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.2 billion (including $740 million from RiverSource Life) and contributed cash to its subsidiaries of $98 million. During the nine months ended September 30, 2011, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.1 billion (including $750 million from RiverSource Life) and contributed cash to its subsidiaries of $113 million.

Dividends Paid to Shareholders and Share Repurchases

We paid regular quarterly dividends to our shareholders totaling $218 million and $158 million for the nine months ended September 30, 2012 and 2011, respectively. On October 22, 2012, our Board of Directors declared a quarterly dividend of $0.45 per common share. The dividend will be paid on November 16, 2012 to our shareholders of record at the close of business on November 5, 2012.

On June 15, 2011, we announced that our Board of Directors authorized an expenditure of up to $2.0 billion for the repurchase of shares of our common stock through June 28, 2013. As of September 30, 2012, we had $482 million remaining under this share repurchase authorization. On October 24, 2012, we announced that our Board of Directors authorized an expenditure of up to an additional $2.0 billion for the repurchase of shares of our common stock through 2014. We intend to fund share repurchases through existing working capital, capital released from the transition of Ameriprise Bank, FSB from a federal savings bank to a limited powers national trust bank, future earnings and other customary financing methods. The share repurchase programs do not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase programs may be made in the open market, through privately negotiated transactions or block trades or other means. During the nine months ended September 30, 2012, we repurchased a total of 18.7 million shares of our common stock at an average price of $52.90 per share.

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

Operating Activities

Net cash provided by operating activities decreased $568 million to $883 million for the nine months ended September 30, 2012 compared to $1.5 billion for the prior year period driven by the change in net cash collateral held related to derivative instruments, partially offset by lower income taxes paid compared to the prior year period. Operating cash decreased $642 million during the 2012 period due to a decrease in net cash collateral held related to derivative instruments compared to an increase of $449 million in the prior year period due to the change in market value of our net over-the-counter derivatives after master netting arrangements. See Note 11 to our Consolidated Financial Statements for further information on our derivative instruments and collateral arrangements. Income taxes paid, net decreased $181 million for the nine months ended September 30, 2012 compared to the prior year period primarily due to a tax refund received in 2012 resulting from an overpayment of taxes in 2011.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.

Net cash provided by investing activities was $1.1 billion for the nine months ended September 30, 2012 compared to net cash used in investing activities of $1.1 billion for the prior year period. The increase in cash of $2.2 billion compared to the prior year period was primarily due to a $2.1 billion decrease in purchases of Available-for-Sale securities, partially offset by a $495 million decrease in proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities, as well as a $328 million increase in cash from changes in consumer banking loans and credit card receivables, net primarily due to lower purchases of consumer bank loans compared to the prior year period.

Financing Activities

Net cash used in financing activities increased $902 million to $1.5 billion for the nine months ended September 30, 2012 compared to $559 million for the prior year period primarily due to a $1.3 billion decrease in cash from changes in other banking deposits, partially offset by a $574 million increase in cash from changes in investment certificates and banking time deposits primarily driven by higher proceeds from investment certificates and lower maturities and cash surrenders of investment certificates compared to the prior year period. Net cash outflows from changes in other banking deposits were $246 million for the 2012 period reflecting lower deposits driven by the Ameriprise Bank transition. See our discussion on the Ameriprise Bank transition in the Overview section above. Net cash inflows from changes in other banking deposits were $1.1 billion for the 2011 period as banking deposits were higher to support growth in consumer bank loans. A $225 million increase in cash from lower repurchases of our common stock compared to the prior year period was mostly offset by a $112 million decrease in cash from changes in short-term borrowings and a $54 million decrease in cash from higher dividends paid to shareholders compared to the prior year period.

Contractual Commitments

There have been no material changes to our contractual obligations disclosed in our 2011 10-K.

Off-Balance Sheet Arrangements

In the third quarter of 2012, we closed on a collateralized debt obligation (“CDO”) for the investment of client assets in the normal course of business. The structure has approximately $400 million issued and is fully subscribed. We provide asset management services to the CDO, which is considered a variable interest entity. We are not required to consolidate the CDO. Our maximum exposure to loss is our investment in the entity, which was nil. We have no obligation to provide further financial or other support to this CDO nor have we provided any support to the CDO. See Note 4 to our Consolidated Financial Statements for additional information on our arrangements with structured investments.

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

•          investment management performance and distribution partner and consumer acceptance of the Company’s products;

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

•          changes to the availability and cost of liquidity and the Company’s credit capacity that may arise due to shifts in market conditions, the Company’s credit ratings and the overall availability of credit;

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

Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of our 2011 10-K and Part II, Item 1A in this Form 10-Q.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2012.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of 2012:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2012
Share repurchase program(1)	2,196,864	$50.77	2,196,864	$709,968,861
Employee transactions(2)	28,023	$52.00	N/A	N/A
August 1 to August 31, 2012
Share repurchase program(1)	2,362,024	$54.19	2,362,024	$581,967,718
Employee transactions(2)	—	$—	N/A	N/A
September 1 to September 30, 2012
Share repurchase program(1)	1,764,157	$56.87	1,764,157	$481,639,429
Employee transactions(2)	131	$53.89	N/A	N/A
Totals
Share repurchase program	6,323,045	$53.73	6,323,045
Employee transactions	28,154	$52.01	N/A
	6,351,199		6,323,045

N/A   Not applicable.

(1)

On June 15, 2011, we announced that our board of directors authorized us to repurchase up to $2.0 billion worth of our common stock through June 28, 2013. On October 24, 2012, we announced that our board of directors authorized us to repurchase up to an additional $2.0 billion worth of our common stock through 2014. The share repurchase programs do not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase programs may be made in the open market, through privately negotiated transactions or block trades or other means.

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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: November 5, 2012	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date: November 5, 2012	By	/s/ David K. Stewart
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

10.1*	Amendment No. 1 to Credit Agreement, dated as of August 1, 2012, among Ameriprise Financial, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.
31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL: (i) Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2012 and 2011; (iii) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements.

E-1