Form 10-K
period 2012-12-31
AMERIPRISE FINANCIAL INC
filed 2013-02-27
CIK 820027

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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
Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

The aggregate market value, as of June 30, 2012, of voting shares held by non-affiliates of the registrant was approximately $11.1 billion.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2013
Common Stock (par value $.01 per share)	203,472,074 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 24, 2013 ("Proxy Statement").

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

Ameriprise Financial is a diversified financial services company with a 118 year history of providing financial solutions. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America's leader in financial planning and a leading global financial institution with $681 billion in assets under management and administration as of December 31, 2012.

Our strategy is centered on helping our clients confidently achieve their goals by providing advice and managing their assets, and protecting their assets and income. We utilize two go-to-market approaches in carrying out this strategy: Wealth Management and Asset Management.

Our wealth management capabilities are centered on the long-term, personal relationships between our clients and our financial advisors and registered representatives (our "advisors"). Through our advisors, we offer financial planning, products and services designed to be used as solutions for our clients' cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. Our focus on personal relationships, together with our discipline in financial planning and strengths in product development and advice, allow us to address the evolving financial and retirement-related needs of our clients, including our primary target market segment, the mass affluent and affluent, which we define as households with investable assets of more than $100,000. The financial product solutions we offer through our advisors include both our own products and services and the products of other companies. Our advisor network is the primary channel through which we offer our affiliated insurance and annuity products and services.

Our network of more than 9,700 advisors is the primary means through which we engage in our wealth management activities. We offer our advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in delivering advice and product solutions. We believe that our nationally recognized brand and practice vision, local marketing support, integrated operating platform and comprehensive set of products and solutions constitute a compelling value proposition for financial advisors, as evidenced by our strong advisor retention rate and our ability to attract and retain experienced and productive advisors. We have and will continue to invest in and develop capabilities and tools designed to maximize advisor productivity and client satisfaction.

We are in a strong position to capitalize on significant demographic and market trends driving increased demand for financial advice and solutions. In the U.S., the ongoing transition of baby boomers into retirement, as well as recent economic and financial market crises, continues to drive demand for financial advice and solutions. In addition, the amount of investable assets held by mass affluent and affluent households, our target market, has grown and accounts for over half of U.S. investable assets. We believe our differentiated financial planning model, broad range of products and solutions, as well as our demonstrated financial strength in the face of persistent economic headwinds, will help us capitalize on these trends.

Our asset management capabilities are global in scale, with Columbia Management as the primary provider of U.S. products and services and Threadneedle as the primary provider of products and services outside of the U.S. We offer a broad spectrum of investment advice and products to individual, institutional and high-net worth investors. These investment products are primarily provided through third parties, though we also provide our asset management products through our advisor channel. Our underlying asset management philosophy is based on delivering consistently strong, competitive investment performance. The quality and breadth of our asset management capabilities are demonstrated by 111 of our mutual funds being rated as four- and five-star funds by Morningstar.

We are positioned to continue to grow our assets under management and to strengthen our asset management offerings to existing and new clients. Our asset management capabilities are well positioned to address mature markets in the U.S. and Europe. We also have the capability to leverage existing strengths to effectively expand into new global and emerging markets, to which investors are increasingly looking as a source of growth and income. In the past few years, we have expanded beyond our traditional strengths in the U.S. and U.K. to gather assets in Continental Europe, Asia, Australia, the Middle East and Africa. In addition, we expect to leverage the collective investment and distribution capabilities of Columbia and Threadneedle to develop new solutions designed to manage an increasingly complex and volatile marketplace.

Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. The persistent economic headwinds of the past several years have mitigated growth opportunities in our industry by affecting asset values and dampening client confidence and activity. In addition, the business and regulatory environment in which we operate remains subject to elevated uncertainty and change. To succeed, we expect to continue focusing on our key strategic objectives. The success of these and other strategies may be affected by the factors discussed below in Item 1A of this Annual Report on Form 10-K — "Risk Factors", and other factors as discussed herein.

The financial results from the businesses underlying our go to market approaches are reflected in our five operating segments:

•
Advice & Wealth Management;

•
Asset Management;

•
Annuities;

•
Protection; and

•
Corporate & Other.

As a diversified financial services firm, we believe our ability to gather assets across the enterprise is best measured by our assets under management and administration metric. At December 31, 2012, we had $681.0 billion in assets under management and administration compared to $631.3 billion as of December 31, 2011, as follows:

	As of December 31,
	2012	2011
	(in billions)
Managed	$562.4	$527.6
Administered	118.6	103.7

Total	$681.0	$631.3

For a more detailed discussion of assets under management and administration see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.

Our Principal Brands

We utilize multiple brands for the products and services offered by our businesses. We believe that using distinct brands for these products and services allows us to differentiate them in the marketplace.

We use Ameriprise Financial® as our enterprise brand, as well as the name of our advisor network and certain of our retail products and services. The retail products and services that use the Ameriprise Financial brand include those that we provide through our advisors (e.g., financial planning, investment advisory accounts and retail brokerage services) and products and services that we market directly to consumers or through affinity groups (e.g., personal auto and home insurance).

We use Columbia Management® as the primary brand for our U.S. asset management products and services, including retail and institutional asset management products. We primarily use our Threadneedle® brand for marketing our asset management products outside of the U.S.

We use our RiverSource® brand for our annuity and protection products issued by the RiverSource Life companies, including our life and disability income insurance products.

History and Development

Our company has a more than 118 year history of providing financial solutions designed to help clients achieve their financial objectives. Our earliest predecessor company, Investors Syndicate, was founded in 1894 to provide face-amount certificates to consumers with a need for conservative investments. By 1937, Investors Syndicate had expanded its product offerings through Federal Housing Authority mortgages, and later, mutual funds, by establishing Investors Mutual, one of the pioneers in the mutual fund industry. In 1949, Investors Syndicate was renamed Investors Diversified Services, Inc., or IDS. In 1957, IDS added life insurance products, and later, annuity products, through IDS Life Insurance Company (now known as "RiverSource Life Insurance Company"). In 1972, IDS began to expand its network by delivering investment products directly to clients of unaffiliated financial institutions. IDS also introduced its comprehensive financial planning processes to clients, integrating the identification of client needs with the products and services to address those needs in the 1970s, and it introduced fee-based planning in the 1980s.

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

On September 30, 2005, American Express consummated a distribution of the shares of AEFC to American Express shareholders, at which time we became an independent, publicly traded company and changed our name to "Ameriprise Financial, Inc." In 2008, we completed the acquisitions of H&R Block Financial Advisors, Inc. and J. & W. Seligman & Co. Incorporated ("Seligman"), which further expanded our retail advisor network and our asset management capabilities. Also in 2008, we initiated the disposition of our institutional trust and custody business and completed that restructuring in early 2009. In 2010, we completed the acquisition of the long-term asset management business of Columbia Management from Bank of America. This acquisition, the integration of which was completed in 2012, has enhanced the scale and performance of our retail mutual fund and institutional asset management businesses.

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

In January 2013, we completed the conversion of our federal savings bank subsidiary, Ameriprise Bank, FSB ("Ameriprise Bank"), to a limited powers national trust bank now known as Ameriprise National Trust Bank. In connection with this conversion, we terminated deposit-taking and credit-originating activities of Ameriprise Bank. In addition, Ameriprise Financial was deregistered by the Federal Reserve as a savings and loan holding company and will no longer be subject to supervision and regulation as such. We will continue to make available to our clients certain deposit and credit products via referral arrangements with respected third-party financial institutions.

Our Organization

The following is a depiction of the organizational structure for our company, showing the primary subsidiaries through which we operate our businesses. The current legal entity names are provided for each subsidiary.

Following is a brief description of the business conducted by each subsidiary noted above, as well as the segment or segments in which it primarily operates.

Threadneedle Asset Management Holdings Sàrl is a Luxembourg-based holding company for the Threadneedle group of companies ("Threadneedle"), which provides investment management products and services to clients in the United Kingdom, Europe, the Middle East, the Asia-Pacific region and Africa. Threadneedle's results of operations are included in our Asset Management segment.

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

RiverSource Life Insurance Co. of New York ("RiverSource Life of NY") conducts its insurance and annuity businesses in the State of New York. Its results of operations for our annuities business are included primarily in the Annuities segment, and its results of operations with respect to our life and health insurance products it manufactures are reflected primarily in the Protection segment. Investment income on excess capital is reported in the Corporate & Other segment. RiverSource Life of NY is a wholly owned subsidiary of RiverSource Life. We refer to RiverSource Life and RiverSource Life of NY as the "RiverSource Life companies."

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

Ameriprise Trust Company ("ATC") provides trust services to individuals and businesses. Its results of operations are included in the Asset Management segment.

Ameriprise National Trust Bank (formerly Ameriprise Bank, FSB) offers personal trust and related services. Its results of operations are included in the Advice & Wealth Management segment.

Our Segments — Advice & Wealth Management

Our Advice & Wealth Management segment provides financial planning and advice, as well as full-service brokerage services, primarily to retail clients through our advisors. Our advisors have access to a diversified selection of both affiliated and non-affiliated products to help clients meet their financial needs. A significant portion of revenues in this segment is fee-based, driven by the level of client assets, which is impacted by both market movements and net asset flows. We also earn net investment income on owned assets primarily from certificate products. This segment earns revenues (distribution fees) for providing non-affiliated products and earns intersegment revenues (distribution fees) for providing our affiliated products and services to our retail clients. Intersegment expenses for this segment include expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results.

Our Financial Advisor Platform

We provide clients financial planning, advice and brokerage services through our nationwide network of more than 9,700 advisors, of which more than 2,300 are employees of our company and more than 7,400 are independent franchisees or employees or contractors of franchisees.

Advisors can choose to affiliate with our company in two different ways. Each affiliation offers different levels of support and compensation, with the amount of compensation we pay to each advisor determined by the type of service or product provided, the type of advisor affiliation and other criteria. The affiliation options are:

    •
    Employee Advisors. Under this affiliation, a financial advisor is an employee of our company. We pay compensation competitive with other employee advisor models and provide a high level of support, including leadership, training, office space and staff support, in exchange for a payout rate lower than that of our franchisee advisors. Employee advisors are also employed in the Ameriprise Advisor Center ("AAC"), our dedicated platform for remote-based sales and service to Ameriprise retail customers. Advisors in the AAC serve retail customers who do not have access to a local advisor or who prefer a remote relationship with a financial advisor.

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

We continue to invest in and enhance the public awareness of the Ameriprise Financial brand and the performance of our advisors. In 2012, we continued to build upon our award-winning advertising campaign focused on our MORE WITHIN REACH® brand platform, which highlights the Company's rich history, financial strength and commitment to clients. We also completed a multi-year project to convert all of our advisors to an enhanced brokerage platform designed to be the core technology tool our advisors use to service clients. The enhanced technology platform integrates with other advisor resources to help advisors run a more efficient practice, increase productivity and offer clients additional products and services. Finally, we introduced the Confident Retirement® approach, which serves as a framework for advisors to help their clients create a sound retirement plan. This approach involves a comprehensive assessment of retirement income sources and assets, a client's plans and goals for retirement and an analysis of what is needed to fund the four principal types of expenses and liabilities encountered during retirement: covering essentials, ensuring lifestyle, preparing for the unexpected and leaving a legacy. We believe this comprehensive approach to retirement planning allows our advisors to create a plan that best matches our products and services to our clients' needs and results in greater client satisfaction and confidence.

Our strong financial advisor retention rate speaks to the value proposition we offer advisors. As of December 31, 2012, over 56% of our advisors had been with us for more than 10 years, with an average tenure of nearly 19 years. Among advisors who have been with us for more than 10 years, we have a retention rate of over 96%. We believe this success is driven by the affiliation choices we offer our advisors, together with our competitive payout arrangements and the broad support that helps them build their practices.

Our advisors can offer clients a diversified set of cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer products and services, as well as a selection of products from other companies, as described below.

Brokerage and Investment Advisory Services

Individual and Family Financial Services

The personalized financial planning approach of our advisors is designed to focus on all aspects of our clients' finances. After understanding our clients' needs, our advisors seek to identify solutions to address those needs across four cornerstones: cash and liabilities, investments, protection and taxes. We believe this approach helps our clients build a solid financial foundation, persevere through difficult economies and challenging markets, and ultimately achieve their financial goals. We offer a broad array of products and services in each of these categories, including those carrying the Ameriprise Financial, Columbia or RiverSource name, as well as solutions offered by unaffiliated firms.

Our advisors deliver financial solutions to our advisory clients principally by building long-term personal relationships through financial planning that is responsive to clients' evolving needs. We utilize the Certified Financial Planner Board of Standards, Inc.'s defined financial planning process of Engage, Gather, Analyze, Recommend, Implement and Monitor. This process involves gathering relevant financial information, setting life goals, examining clients' current financial status and determining a strategy or plan for helping clients meet their goals given their current situation and future plans. Once we identify a financial planning client's objectives, we then recommend a solution set consisting of actions — such as paying down debt, increasing savings and investment, protecting income and assets, creating a will, and including tax-qualified formats in the client's allocation of savings and investment — as well as offer products to address these objectives with clients accepting what they determine to be an appropriate range and level of risk. Our financial planning relationships with our clients are characterized by an ability to understand their specific needs thoroughly, which enables us to help them meet those needs, achieve high overall client satisfaction, hold more products in their accounts and increase our assets under management.

Our financial planning clients pay a fee for the receipt of financial planning services. This fee is based on the complexity of a client's financial and life situation and his or her advisor's experience. The fee for financial planning services is not based on or related to actual investment performance; however, our clients may elect to pay a consolidated, asset-based wrap account advisory fee for financial planning and managed account services and administration. If clients elect to implement their financial plan with our company, we and our advisors generally receive a sales commission and/or sales load and other revenues for the products that they purchase from us. These commissions, sales loads and other revenues are separate from, and in addition to, the financial planning and advisory fees we and our advisors may receive.

Brokerage and Other Products and Services

We offer our retail and institutional clients a variety of brokerage and other investment products and services.

Our Ameriprise ONE® Financial Account is a single integrated financial management brokerage account that enables clients to access a single cash account to fund a variety of financial transactions, including investments in mutual funds, individual securities, cash products and margin lending. Additional features include unlimited check writing with overdraft protection, a Visa® debit card, online bill payments and ATM access.

We provide securities execution and clearing services for our retail and institutional clients through our registered broker-dealer subsidiaries. Clients can use our online brokerage service to purchase and sell securities, obtain independent research and information about a wide variety of securities, and use self-directed asset allocation and other financial planning tools. We also offer shares in public non-exchange traded Real Estate Investment Trusts, structured notes and other alternative investments issued by unaffiliated companies.

Through Ameriprise Achiever Circle, we offer benefits and rewards to clients who have $100,000 or more invested with us. Clients who have $500,000 or more invested with us are eligible for Ameriprise Achiever Circle Elite, which includes additional benefits. To qualify for and maintain Achiever Circle or Achiever Circle Elite status, clients must meet certain eligibility and maintenance requirements. Special benefits of the program may include fee reductions or waivers on Ameriprise IRAs and the Ameriprise ONE Financial Accounts, fee waivers on Ameriprise Financial-branded MasterCard® credit cards issued by Barclays Bank Delaware ("Barclays") and credit monitoring services.

Fee-based Investment Advisory Accounts

In addition to purchases of mutual funds and other securities on a stand-alone basis, clients may purchase mutual funds, among other securities, in connection with investment advisory fee-based "wrap account" programs or services. We currently offer both discretionary and non-discretionary investment advisory wrap accounts. In a discretionary wrap account, we (or an unaffiliated investment advisor) choose the underlying investments in the portfolio on behalf of the client, whereas in a non-discretionary wrap account, clients choose the underlying investments in the portfolio based on their financial advisor's recommendation. Investors in discretionary and non-discretionary wrap accounts generally pay a fee (for investment advice and other services) based on the assets held in that account as well as any related fees or costs associated with the underlying securities held in that account (e.g., underlying mutual fund operating expenses, investment advisory or related fees, Rule 12b-1 fees, etc.). A significant portion of our affiliated mutual fund sales are made through wrap accounts. Client assets held in affiliated mutual funds in a wrap account generally produce higher revenues to us than client assets held in affiliated mutual funds on a stand-alone basis because, as noted above, we receive an investment advisory fee based on the asset values of the assets held in a wrap account in addition to revenues we normally receive for investment management and/or distribution of the funds included in the account.

We offer several types of investment advisory accounts. We sponsor Ameriprise Strategic Portfolio Service Advantage, a non-discretionary wrap account service, as well as SPS — Advisor, a discretionary wrap account service. We also sponsor Ameriprise Separate Accounts (a separately managed account ("SMA") program), which is a discretionary wrap account service through which clients invest in strategies managed by us or by affiliated and non-affiliated investment managers. We offer a similar program on an accommodation basis where clients transfer assets to us and do not maintain an investment management relationship with the manager of those assets. We also sponsor Active Portfolios® investments, a discretionary mutual fund wrap account service that offers a number of strategic target allocations based on different risk profiles and tax sensitivities. Additionally, we offer discretionary wrap account services through which clients may invest in SMAs, mutual funds and exchange traded funds.

Mutual Fund Offerings

In addition to the Columbia Management family of mutual funds (discussed below in "Our Segments — Asset Management — Columbia Management — Mutual Funds"), we offer mutual funds from more than 275 mutual fund families on our brokerage platform and as part of our wrap accounts to provide our clients a broad choice of investment products. In 2012, retail sales of other companies' mutual funds accounted for the majority of our total retail mutual fund sales. Client assets held in mutual funds of other companies on a stand-alone basis generally produce lower total revenues than client assets held in our own mutual funds, as our Asset Management segment does not earn ongoing investment management fees for assets held in the funds of other companies.

Mutual fund families of other companies generally pay us a portion of the revenue generated from the sales of those funds and from the ongoing management of fund assets attributable to our clients' ownership of shares of those funds. These payments enable us to make the mutual fund families of other companies generally available through our advisors and through our online brokerage platform. We also receive administrative services fees from most mutual funds sold through our advisor network.

Insurance and Annuities

We offer insurance and annuities issued by the RiverSource Life companies (discussed below in "Business — Our Segments — Annuities" and in "Business — Our Segments — Protection"). The RiverSource insurance solutions available to our retail clients include variable and fixed universal life insurance, traditional life insurance and disability income insurance. RiverSource annuities include fixed annuities, as well as variable annuities that allow our clients to choose from a number of underlying investment options and to purchase certain guaranteed benefit or volatility management riders. In addition to RiverSource insurance and annuity products, our advisors offer products of unaffiliated carriers on a limited basis, including variable annuities, life insurance and long term care insurance products issued by a select number of unaffiliated insurance companies.

We receive a portion of the revenue generated from the sale of life and disability insurance policies of unaffiliated insurance companies. We are paid distribution fees on annuities sales of unaffiliated insurance companies based on a portion of the revenue generated from such sales and asset levels. Such insurance companies may also pay us an administrative service fee in connection with the sale of their products.

Banking Products

In July 2012, we announced our intention to convert our federal savings bank subsidiary, Ameriprise Bank, to a limited powers national trust bank. This conversion was completed in January 2013 following our receipt of final regulatory approvals, and the name of the entity was changed to Ameriprise National Trust Bank. As a result of the conversion, Ameriprise National Trust Bank is no longer engaged in deposit-taking or credit-origination activities. In 2012, all checking, savings and money market accounts and certificates of deposit were liquidated and returned to our clients, Ameriprise Bank's consumer loan portfolio, including first mortgages, home equity loans, home equity lines of credit and loans, was sold to affiliates of Ameriprise Bank, and Ameriprise Bank's credit card account portfolio was sold to Barclays.

We continue to offer consumer deposit and credit products through relationships with well-known and respected financial services companies. In connection with the sale of the Ameriprise Bank credit card account portfolio, we entered into a co-branding agreement with Barclays pursuant to which Barclays will continue to issue Ameriprise-branded credit cards. We also entered into a referral agreement with a third party to source mortgages and related products. Finally, the cash management features of the Ameriprise ONE Financial Account remain supported by our brokerage platform, and our clients continue to have access to a variety of other cash solutions, including Ameriprise Certificates, FDIC-insured

Brokered CDs issued by third-party banks and deposits placed at third-party banks through Ameriprise Insured Money Market Account (AIMMA) brokerage sweep accounts.

Ameriprise National Trust Bank will continue to provide personal trust, custodial, agency and investment management services to help meet estate and wealth transfer needs of our advisors' individual and corporate clients. The performance of such personal trust services may involve our investment products. Ameriprise National Trust Bank generally receives an asset-based fee for investment advice and other services based on assets managed or custodied, as well as related fees and costs.

Face-Amount Certificates

We currently issue five types of face-amount certificates through Ameriprise Certificate Company, a wholly owned subsidiary of Ameriprise Financial that is registered as an investment company under the Investment Company Act of 1940 ("Investment Company Act"). Owners of our certificates invest funds and are entitled to receive at maturity or at the end of a stated term, a determinable amount of money equal to their aggregate investments in the certificate plus interest at rates we determine, less any withdrawals and early withdrawal penalties. For two types of certificate products, the rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at our discretion for prospective terms.

At December 31, 2012, we had $3.5 billion in total certificate reserves underlying our certificate products. Our earnings are based upon the difference, or "spread," between the interest rates credited to certificate holders and the interest earned on the certificate assets invested. A portion of these earnings is used to compensate the various affiliated entities that provide management, administrative and other services to our company for these products. The certificates compete with investments offered by banks, savings and loan associations, credit unions, mutual funds, insurance companies and similar financial institutions. In times of weak performance in the equity markets, certificate sales are generally stronger. In 2012, advisors' cash sales of our certificates were $1.7 billion.

Business Alliances

We provide workplace financial planning and educational programs to employees of major corporations, small businesses and school district employees through our Business Alliances group. Our Business Alliances group helps employees of client companies plan for and achieve their long-term financial objectives. It offers financial planning as an employee benefit supported by educational materials, tools and programs. In addition, we provide training and support to financial advisors working on-site at company locations to present educational seminars, conduct one-on-one meetings and participate in client educational events. We also provide financial advice service offerings, such as financial planning and executive financial services, tailored to discrete employee segments.

Strategic Alliances and Other Marketing Arrangements

We use strategic marketing alliances, local marketing programs for our advisors, and on-site workshops through our Business Alliances group to generate new clients for our financial planning and other financial services. An important aspect of our strategy is to create alliances that help us generate new financial services clients. For example, AFSI currently has a strategic alliance with H&R Block, Inc. designed to build relationships between our advisors and the tax professionals of H&R Block, Inc. and to leverage those relationships to better serve both AFSI and H&R Block, Inc. clients through referrals. Our alliance arrangements are generally for a limited duration of one to five years with an option to renew. Additionally, these types of marketing arrangements typically provide that either party may terminate the agreements on short notice, usually within sixty days. We compensate our alliance partners for providing opportunities to market to their clients.

In addition to our alliance arrangements, we have developed a number of local marketing programs for our advisors to use in building their client bases. These include pre-approved seminars, seminar and event training and referral tools and training designed to encourage both prospective and existing clients to refer or bring their friends to an event.

Ameriprise India

In 2012, we began offering retail financial planning and distribution services in India through our subsidiary, Ameriprise India Private Limited ("Ameriprise India"). We have also established an insurance brokerage entity in India that is licensed to deal in insurance products by India's Insurance Regulatory and Development Authority ("IRDA"). We have established offices in Gurgaon, Greater Nodia and Delhi, and we plan to expand our reach to other Indian metro areas in the future.

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

Our Segments — Asset Management

Our Asset Management segment provides investment advice and investment products to retail, high net worth and institutional clients. Such products and services are provided on a global scale through Columbia Management and Threadneedle. Columbia Management primarily provides U.S. domestic products and services, and Threadneedle primarily provides international investment products and services. We provide clients with U.S. domestic individual products through unaffiliated third-party financial institutions and through our Advice & Wealth Management segment, and we provide institutional products and services through our institutional sales force. International retail products are primarily distributed through third-party financial institutions and unaffiliated financial advisors. Individual products include mutual funds, exchange-traded funds and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, collateralized loan obligations, hedge funds, collective funds and property funds. Collateralized loan obligations and hedge funds are classified as alternative assets. In addition to the products and services provided to third-party clients, management teams serving our Asset Management segment provide all intercompany asset management services for Ameriprise Financial subsidiaries. The fees for such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management, Annuities and Protection segments. All intersegment activity is eliminated in our consolidated results.

Revenues in the Asset Management segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. We may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. At December 31, 2012, our Asset Management segment had $455.4 billion in managed assets worldwide. Managed assets include managed external client assets and managed owned assets. Managed external client assets include client assets for which we provide investment management services, such as the assets of the Columbia Management and Threadneedle families of mutual funds and the assets of institutional clients. Managed external client assets also include assets managed by sub-advisers we select. Our external client assets are not reported on our Consolidated Balance Sheets. Managed owned assets include certain assets on our Consolidated Balance Sheets (such as the assets of the general account and the variable product funds held in the separate accounts of our life insurance subsidiaries) for which the Asset Management segment provides management services and recognizes management fees. For additional details regarding our assets under management and administration, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.

Columbia Management

The investment management activities of Columbia Management are conducted primarily through investment management teams located throughout the United States. Each investment management team may focus on particular investment strategies, asset types, products and on services offered and distribution channels utilized. These teams manage the majority of assets in our Columbia Management family of mutual funds, as well as the assets we manage for institutional clients in separately managed accounts, collective funds, hedge funds, the general and separate accounts of the RiverSource Life companies, the assets of IDS Property Casualty and Ameriprise Certificate Company. These investment management teams also manage assets under sub-advisory arrangements.

We believe that delivering consistent and competitive investment performance will positively impact our assets under management by increasing the interest in our investment products. To achieve such performance, our investment teams use a "5P" process that focuses on the five factors we believe are most significant for delivering results to clients: product definition, investment philosophy, people, investment process and performance expectation. These factors are continuously monitored and provide a framework around which portfolio managers can better define their objectives and the processes through which they plan to achieve them.

Each investment management team focuses on particular investment strategies and product sets. Our U.S. investment management teams are located in multiple locations, including Boston, Charlotte, Chicago, Los Angeles, Minneapolis, New York, Menlo Park and Portland, Oregon. We have implemented a multi-platform approach to equity asset management using individual investment management teams with a combination of dedicated centralized analytical and equity trading resources. The portfolios we manage focus on varying sizes and categories of domestic and global equity securities. Our U.S. fixed income teams are organized by sectors, including investment grade, high yield, municipal, global and structured. This sector-based approach creates focused and accountable teams organized by expertise. Portfolio performance is measured to align client and corporate interests, and asset managers are incented to collaborate, employ best practices and execute in response to changing market and investment conditions consistent with established portfolio management principles.

In an effort to address changing market conditions and the evolving needs of investors, we may from time to time develop and offer new retail and institutional investment products with new and/or innovative investment strategies, including mutual funds, exchange-traded funds ("ETFs"), separately managed accounts and collective funds. In particular, the acquisition of Grail Advisors LLC in 2011 gives CMIA the capability of offering actively managed ETFs, and CMIA has submitted regulatory applications requesting approval to offer certain new actively managed ETFs involving various investment strategies.

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

At December 31, 2012, our U.S. retail mutual funds had total managed assets of $153.9 billion in 135 funds. The variable insurance trust funds ("VIT Funds") that we manage had total managed assets at December 31, 2012 of $62.4 billion in 70 funds.

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

We earn management fees for managing the assets of the Columbia Management family of mutual funds based on the underlying asset values. We also earn fees by providing ancillary services to the Columbia Management family of mutual funds. Historically, certain Columbia Management equity and balanced funds included a performance incentive adjustment that adjusted management fees, upward or downward, based on the fund's performance as measured against a designated index of peers. In 2011 and 2012, in connection with various initiatives to achieve consistent fee structures across all Columbia Management funds, we discontinued the use of such performance incentive adjustments.

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

For our investment management services, we generally receive fees based on the market value of managed assets pursuant to contracts the client can terminate on short notice. Clients may also pay us fees based on the performance of their portfolio. At December 31, 2012, we managed a total of $31.8 billion in assets under this range of services.

Management of Enterprise Owned Assets

We provide investment management services and recognize management fees for certain assets on our Consolidated Balance Sheets, such as the assets held in the general account of our RiverSource Life companies and assets held by Ameriprise Certificate Company. Our fixed income team manages the general account assets to produce a consolidated and targeted rate of return on investments based on a certain level of risk. Our fixed income and equity teams also manage separate account assets. The Asset Management segment's management of institutional owned assets for

Ameriprise Financial subsidiaries is reviewed by the boards of directors and staff functions of the applicable subsidiaries consistent with regulatory investment requirements. At December 31, 2012, the Asset Management segment managed $36.1 billion of institutional owned assets.

Management of Collateralized Debt Obligations ("CDOs")

We provide collateral management services to special purpose vehicles that issue CDOs through a dedicated team of investment professionals. CDOs are securities collateralized by a pool of assets, primarily syndicated bank loans and, to a lesser extent, high-yield bonds. CDO offerings typically involve multiple tranches of securities, providing investors various maturity and credit risk characteristics. Scheduled payments to investors are based on the performance of the CDO's collateral pool. For collateral management of CDOs, we earn fees based on the par value of assets and, in certain instances, we may also receive performance-based fees. At December 31, 2012, excluding CDOs managed by Threadneedle, we managed $5.1 billion of assets related to CDOs.

Private Funds

We provide investment advice and related services to private, pooled investment vehicles organized as limited partnerships, limited liability companies or foreign (non-U.S.) entities. These funds are currently exempt from registration under the Investment Company Act under either Section 3(c)(1) or Section 3(c)(7) or related interpretative relief and are organized as domestic and foreign funds. For investment management services, we generally receive fees based on the market value of assets under management, and we may also receive performance-based fees. As of December 31, 2012, we managed $612 million in private fund assets.

Ameriprise Trust Collective Funds and Separately Managed Accounts

Collective funds are investment funds that are exempt from registration with the Securities and Exchange Commission ("SEC") and offered primarily through banks and other financial institutions to institutional clients such as retirement, pension and profit-sharing plans. We currently serve as investment manager to a series of ATC collective funds covering a broad spectrum of investment strategies. We receive fees for investment management services that are generally based upon a percentage of assets under management. In addition to Columbia Management funds and RiverSource Trust Collective Funds, ATC offers separately managed accounts and collective funds to our retirement plan clients.

As of December 31, 2012, we managed $6.6 billion of ATC Funds and separate accounts for ATC clients. This amount does not include the Columbia Management family of mutual funds held in other retirement plans because these assets are included under assets managed for institutional and retail clients and within the "Columbia Management — Mutual Funds" section above.

Sub-advised Accounts

CMIA acts as sub-adviser for certain domestic and international mutual funds, private banking individually managed accounts and common trust funds advised by other firms. CMIA continues to pursue opportunities to sub-advise additional investment company assets in the U.S. and overseas. As with the Columbia Management funds, we earn management fees for these services based on the underlying asset value of the funds we sub-advise. As of December 31, 2012, we managed over $33.8 billion in assets in a sub-advisory capacity.

Retail Distribution

Columbia Management Investment Distributors, Inc. acts as the principal underwriter and distributor of our Columbia Management family of mutual funds. Pursuant to distribution agreements with the funds, we offer and sell fund shares on a continuous basis and pay certain costs associated with the marketing and selling of shares. We earn commissions for distributing the Columbia Management funds through sales charges (front-end or back-end loads) on certain classes of shares and distribution and servicing-related (12b-1) fees based on a percentage of fund assets, and receive intersegment allocation payments. This revenue is impacted by overall asset levels and mix of the funds.

Columbia Management fund shares are sold through both our Advice & Wealth Management segment and through unaffiliated third-party financial intermediaries. Among our third-party distribution arrangements is a strategic distribution agreement entered into in connection with Ameriprise's acquisition of Columbia Management in 2010 that provides ongoing access to clients of Bank of America affiliated distributors, including U.S. Trust. Fees and reimbursements paid to such intermediaries may vary based on sales, redemptions, asset values, asset allocation, product mix, and marketing and support activities provided by the intermediary. Intersegment distribution expenses for services provided by our Advice & Wealth Management Segment are eliminated in our consolidated results.

Institutional and High Net Worth Distribution

We offer separately managed account services and private funds to high net worth clients and to a variety of institutional clients, including pension plans, employee savings plans, foundations, endowments, corporations, banks, trusts, governmental entities, high-net-worth individuals and not-for-profit organizations. We provide investment management services for insurance companies, including our insurance subsidiaries, as well as hedge fund management and other alternative investment products. We also provide, primarily through ATC and one of our broker-dealer subsidiaries, a variety of services for our institutional clients that sponsor retirement plans. We have dedicated institutional and sub-advisory sales teams that market directly to such institutional clients.

At December 31, 2012, we managed $114.2 billion of assets for Columbia Management institutional clients.

Threadneedle

We offer international investment management products and services to both retail and institutional clients primarily through Threadneedle, which is headquartered in Luxembourg and maintains its primary investment operations in London. At December 31, 2012, Threadneedle had $127.8 billion in assets under management worldwide.

Investment Management Capabilities

Threadneedle's investment management activities are conducted primarily from its London office. Threadneedle's investment philosophy is to share investment ideas and alpha generation across teams and asset classes. Each investment management team may focus on particular investment strategies, asset types, products and services offered. These teams manage the majority of assets in the Threadneedle family of mutual funds, the assets of Threadneedle's alternative investment structures and the assets managed for Threadneedle's institutional clients. These investment management teams also manage assets under sub-advisory arrangements, including certain Columbia Management funds.

Offerings

Threadneedle offers a wide range of products and services to institutional and retail clients in Europe, the United Kingdom, the Middle East, the Asia-Pacific region and Africa. Threadneedle's mutual fund product range includes different risk-return options across regions, markets, asset classes and product structures, which include Open Ended Investment Companies ("OEICs"), Societe d'Investissement A Capital Variable ("SICAV"), unit trusts and investment trusts, the majority of which are registered for offer in multiple jurisdictions.

Threadneedle's institutional business offers separately managed accounts for pension funds and other institutions. At December 31, 2012, Threadneedle had $87.6 billion in separately managed accounts. Threadneedle distributes its institutional products in the UK, Europe, Asia, the U.S., the Middle East, Africa and Australia.

For more information on the funds and other investment vehicles and services Threadneedle offers, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K.

Distribution

Threadneedle has organized its sales force and support services into two major segments: retail markets and institutional markets. The institutional team concentrates on establishing strong relationships with institutional clients and leading global and national consultancy firms. On the retail side, Threadneedle mutual funds are sold through financial intermediaries and institutions, including banks, life insurance companies, independent financial advisers, wealth managers and platforms offering a variety of investment products.

Our Segments — Annuities

Our Annuities segment provides RiverSource variable and fixed annuity products to individual clients. The RiverSource Life companies provide variable annuity products through our advisors, and fixed annuity products are provided through both affiliated and unaffiliated advisors and financial institutions. These products are designed to help individuals address their asset accumulation and income goals. Revenues for our variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for our fixed annuity products are primarily earned as net investment income on assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. We also earn net investment income on owned assets supporting reserves for immediate annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Intersegment revenues for this segment reflect fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results.

Our annuity products include deferred variable and fixed annuities, in which assets accumulate until the contract is surrendered, the contractholder (or in some contracts, the annuitant) dies or the contractholder or annuitant begins receiving benefits under an annuity payout option. We also offer immediate annuities, in which payments begin within one year of issue and continue for life or for a fixed period of time. The relative proportion between fixed and variable annuity sales is generally driven by the relative performance of the equity and fixed income markets. Fixed sales are generally stronger when yields available in the fixed income markets are relatively high than when yields are relatively low. Variable sales are generally stronger in times of superior performance in equity markets than in times of weak performance in equity markets. The relative proportion between fixed and variable annuity sales is also influenced by product design and other factors. In addition to the revenues we generate on these products, we also receive fees charged on assets allocated to our separate accounts to cover administrative costs and a portion of the management fees from the underlying investment accounts in which assets are invested, as discussed below under "Variable Annuities." Investment management performance is critical to the profitability of our RiverSource annuity business.

Variable Annuities

A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder's choice. These underlying investment options may include the VIT Funds previously discussed (see "Business — Our Segments — Asset Management — Columbia Management — Mutual Funds," above) as well as variable portfolio funds of other companies. RiverSource variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 4% at December 31, 2012.

Contract purchasers can choose to add optional benefit provisions to their contracts to meet their needs, including guaranteed minimum death benefit ("GMDB"), guaranteed minimum withdrawal benefit ("GMWB") and guaranteed minimum accumulation benefit ("GMAB") provisions. Approximately 98% of RiverSource Life's overall variable annuity assets include either an optional or a standard GMDB provision and approximately 53% of RiverSource Life's overall variable annuity assets include a GMWB or GMAB provision. In general, these features can help protect contractholders and beneficiaries from a shortfall in death or living benefits due to a decline in the value of their underlying investment accounts.

In 2012, we introduced the SecureSource 3® living benefit rider, an optional GMWB rider that can be added to new purchases of RiverSource variable annuities for a fee. The SecureSource 3 benefit ensures a specified withdrawal amount annually for life. Clients who purchase this benefit are invested in a fund (the Columbia VP Managed Volatility Fund) designed to mitigate exposure to market volatility. This rider provides clients with the security of guaranteed lifetime income, an opportunity for a less volatile investment experience and an opportunity for guaranteed income growth. Clients purchasing a new variable annuity with the optional GMAB living benefit rider are also invested in the Columbia VP Managed Volatility Fund.

Our Portfolio Navigator asset allocation program is available for new sales of our variable annuities, but as of April 30, 2012, is no longer available for sale with a living benefit rider. The Portfolio Navigator program allows clients to allocate their contract value to one of five funds of funds, each of which invests in various underlying funds. The Portfolio Navigator program is designed to allow a contract purchaser to select investment options based on the purchaser's investment time horizon, risk tolerance and investment goals. Portfolio Navigator was designed to help a contract purchaser tailor the performance of annuities and life insurance policies to their specific needs and to keep investment allocations on track over time. CMIA, our investment management subsidiary, serves as investment adviser for the funds of funds and all of the underlying funds in which the funds of funds invest.

The general account assets of our life insurance subsidiaries support the contractual obligations under the guaranteed benefit the company offers (see "Business — Our Segments — Asset Management — Columbia Management — Management of Enterprise Owned Assets" above). As a result, we bear the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support. Our exposure to risk from guaranteed benefits generally will increase when equity markets decline. You can find a discussion of liabilities and reserves related to our annuity products in Part II, Item 7A of this Annual Report on Form 10-K — "Quantitative and Qualitative Disclosures About Market Risk", as well as in Note 2, Note 10, Note 11 and Note 15 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

RiverSource fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1.0% to 5.0% at December 31, 2012. New contracts issued provide guaranteed minimum interest rates in compliance with state laws.

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

Distribution

Our RiverSource Distributors subsidiary is a registered broker-dealer that serves both as the principal underwriter and distributor of RiverSource variable and fixed annuities through AFSI and as the distributor of fixed annuities through third-party channels such as banks and broker-dealer networks. Our advisors are the largest providers of RiverSource annuity products, although they can offer variable annuities from unaffiliated insurers as well.

In the fourth quarter of 2010, RiverSource Life companies discontinued the sale of variable annuity products through third-party channels in order to focus on the distribution of variable annuity products within our Advice & Wealth Management segment. We continue to provide RiverSource fixed annuity products through third-party channels. In 2012, we had total cash sales for fixed annuity products through third-party channels of $147 million. As of December 31, 2012, we had distribution agreements for RiverSource fixed annuity products in place with more than 120 third-party firms.

Our Segments — Protection

Our Protection segment provides a variety of products to address the protection and risk management needs of our retail clients, including life, disability income and property-casualty insurance. These products are designed to provide a lifetime of solutions that allow clients to protect income, grow assets and give to loved ones or charity.

Life and disability income products are primarily provided through our advisors. Our property-casualty products are sold primarily through affinity relationships. We issue insurance policies through our life insurance subsidiaries and the Property Casualty companies (as defined below under "Ameriprise Auto & Home Insurance Products"). The primary sources of revenues for this segment are premiums, fees and charges we receive to assume insurance-related risk. We earn net investment income on owned assets supporting insurance reserves and capital supporting the business. We also receive fees based on the level of assets supporting variable universal life separate account balances. This segment earns intersegment revenues from fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the variable universal life contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in consolidation.

RiverSource Insurance Products

Through the RiverSource Life companies, we issue both variable and fixed (including indexed) universal life insurance, traditional life insurance and disability income insurance. These solutions are designed to help clients protect their income, grow assets and give to those individuals or causes that they care most about. Universal life insurance is a form of permanent life insurance characterized by flexible premiums, flexible death benefits and unbundled pricing factors (i.e., mortality, interest and expenses). Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith. Traditional life insurance refers to whole and term life insurance policies. While traditional life insurance typically pays a specified sum to a beneficiary upon death of the insured for a fixed premium, we also offer a term life insurance product that will generally pay the death benefit in the form of a monthly income stream to a date specified at issue. We also offer a chronic care rider, AdvanceSource® rider, on our new permanent insurance products. This rider allows its policy holder to accelerate a portion of the life insurance death benefit in the event of a qualified chronic care need.

Our sales of RiverSource individual life insurance in 2012, as measured by scheduled annual premiums, lump sum and excess premiums, consisted of 11% variable universal life, 85% fixed universal life and 4% traditional life. Our RiverSource Life companies issue only non-participating policies that do not pay dividends to policyholders from the insurer's earnings.

Assets supporting policy values associated with fixed account life insurance and annuity products, as well as those assets associated with fixed account investment options under variable insurance and annuity products (collectively referred to as the "fixed accounts"), are part of the RiverSource Life companies' general accounts. Under fixed accounts, the RiverSource Life companies bear the investment risk. More information on the RiverSource Life companies' general accounts is found under "Business — Our Segments — Asset Management — Columbia Management — Management of Enterprise Owned Assets" above.

Variable Universal Life Insurance

Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder's choice. Options may include VIT Funds discussed above, Portfolio Navigator funds of funds, as well as variable portfolio funds of other companies. RiverSource variable universal life insurance products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 2.0% to 4.5% at December 31, 2012.

Fixed Universal Life Insurance and Traditional Whole Life Insurance

Fixed universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.

RiverSource fixed universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of the issuing company subject to certain policy terms relative to minimum interest crediting rates. RiverSource fixed universal life insurance policies in force provide guaranteed minimum interest crediting rates ranging from 2.0% to 5.0% at December 31, 2012. Certain fixed universal life policies offered by RiverSource Life provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. In 2009, we discontinued new sales of traditional whole life insurance, however, we continue to service existing policies. Our in-force traditional whole life insurance policies combine a death benefit with a cash value that generally increases gradually over a period of years.

In 2011, RiverSource Life began offering indexed universal life ("IUL") insurance. IUL is similar to universal life insurance in that it provides life insurance coverage and cash value that increases as a result of credited interest. In addition, as with universal life insurance, there is a minimum guaranteed credited rate of interest. Unlike universal life insurance, the rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the S&P 500 Index (subject to a cap). The policyholder may allocate all or a portion of the policy value to a fixed or indexed account.

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

Long Term Care Insurance

As of December 31, 2002, the RiverSource Life companies discontinued underwriting stand-alone long term care insurance. However, our advisors sell long term care insurance issued by other companies, including Genworth Life Insurance Company and John Hancock Life Insurance Company.

In 2004, the RiverSource Life companies began to file for approval to implement rate increases on most of their existing blocks of nursing home-only indemnity long term care insurance policies. Implementation of these rate increases began in early 2005 and continues. We have received approval for some or all requested increases in the 50 states where increases have been requested, with an average approved cumulative rate increase of 82.7% of premium on all such policies where an increase was requested.

In 2007, the RiverSource Life companies began to file for approval to implement rate increases on most of their existing blocks of comprehensive reimbursement long term care insurance policies. Implementation of these rate increases began in late 2007 and continues. We have received approval for some or all requested increases in 48 states, with an average approved cumulative rate increase of 28.1% of premium on all such policies where an increase was requested.

We intend to seek additional rate increases with respect to these and other existing blocks of long term care insurance policies, subject to regulatory approval.

Ameriprise Auto & Home Insurance Products

We offer personal auto, home, excess personal liability and travel insurance products through IDS Property Casualty and its subsidiary, Ameriprise Insurance Company (the "Property Casualty companies"). Our Property Casualty companies provide personal auto, home and liability coverage to clients in 43 states and the District of Columbia.

Distribution and Marketing Channels

Our Property Casualty companies do not have field agents; rather, we use co-branded direct marketing to sell our personal auto, home and travel insurance products through alliances with commercial institutions and affinity groups, and directly to our clients and the general public. We also receive referrals through our financial advisor network. Our Property Casualty companies have a multi-year distribution agreement with Costco Insurance Agency, Inc., Costco's affiliated insurance agency. Costco members represented 51% of all new policy sales of our Property Casualty companies in 2012. Through other alliances, we market our property casualty products to customers of Ford Motor Credit Company and offer personal home insurance products to customers of the Progressive Group. Termination of one or more of these alliances could adversely affect our ability to generate new sales and retain existing business.

We offer RiverSource life insurance products almost exclusively through our advisors. Our advisors offer insurance products issued predominantly by the RiverSource Life companies, though they may also offer insurance products of unaffiliated carriers, subject to certain qualifications.

Reinsurance

We reinsure a portion of the insurance risks associated with our life, disability income, long term care and property casualty insurance products through reinsurance agreements with unaffiliated reinsurance companies. We use reinsurance to limit losses, reduce exposure to large and catastrophic risks and provide additional capacity for future growth. To manage exposure to losses from reinsurer insolvencies, we evaluate the financial condition of reinsurers prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. Our insurance companies remain primarily liable as the direct insurers on all risks reinsured.

Generally, we currently reinsure 90% of the death benefit liability related to almost all individual fixed and variable universal life and term life insurance products. As a result, the RiverSource Life companies typically retain and are at risk for, at most, 10% of each policy's death benefit from the first dollar of coverage for new sales of these policies, subject to the reinsurers fulfilling their obligations. RiverSource Life began reinsuring risks at this level in 2001 (RiverSource Life of NY began in 2002) for term life insurance and 2002 (2003 for RiverSource Life of NY) for individual fixed and variable universal life insurance. Policies issued prior to these dates are not subject to these reinsurance levels. Generally, the maximum amount of life insurance risk retained by the RiverSource Life companies is $1.5 million on a single life and $1.5 million on any flexible premium survivorship life policy. Risk on fixed and variable universal life policies is reinsured on a yearly renewable term basis. Risk on most term life policies starting in 2001 (2002 for RiverSource Life of NY) is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionally in all material risks and premiums associated with a policy.

For existing long term care policies, the Company ceded 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. ("Genworth") and retained the remaining risk. For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only. As of December 31, 2012, RiverSource Life companies' credit exposure to Genworth under this reinsurance arrangement was approximately $1.6 billion. Genworth also serves as claims administrator for our long term care policies.

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

•
We purchase catastrophe reinsurance that, for 2012, had a limit of $110 million per event and we retained $20 million per event. For 2013, our catastrophe reinsurance has a limit of $125 million per event and we retain $20 million.

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

Our Advice & Wealth Management segment competes with securities broker-dealers, independent broker-dealers, financial planning firms, registered investment advisors, insurance companies and other financial institutions to attract and retain financial advisors and their clients. Competitive factors influencing our ability to attract and retain financial advisors include compensation structures, brand recognition and reputation, product offerings and technology and service capabilities and support. Further, our financial advisors compete for clients with a range of other advisors, broker-dealers and direct channels, including wirehouses, regional broker-dealers, independent broker-dealers, insurers, banks, asset managers, registered investment advisers and direct distributors. Competitive factors influencing our ability to attract and retain clients include quality of advice provided, price, reputation, product offerings and technology and service quality.

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

Competitors of our Annuities and Protection segments consist of both stock and mutual insurance companies. Competitive factors affecting the sale of annuity and insurance products include distribution capabilities, price, product features, hedging capability, investment performance, commission structure, perceived financial strength, claims-paying ratings, service, brand recognition and financial strength ratings from rating agencies such as A.M. Best. Competitive factors affecting the sale of property casualty insurance products also include brand recognition and distribution capabilities.

Technology

We have an integrated customer management system that serves as the hub of our technology platform. In addition, we have specialized product engines that manage individual brokerage, mutual fund and insurance accounts. Over the years we have updated our platform to include new product lines such as brokerage, deposit, credit and products of other companies, wrap accounts and e-commerce capabilities for our financial advisors and clients. We also use a proprietary suite of processes, methods and tools for our financial planning services. We update our technological capabilities regularly to help maintain an adaptive platform design that aims to enhance the productivity of our advisors to allow for faster, lower-cost responses to emerging business opportunities, compliance requirements and marketplace trends.

Most of our applications run on a technology infrastructure we outsourced to IBM in 2002. Under this arrangement, IBM is responsible for all mainframe, mid-range, computing network and storage operations, which includes a portion of our web hosting operations. Also, we outsource our voice network operations to AT&T. In addition to these two arrangements, we outsourced our internal help desk, production support and a substantial portion of the development and maintenance of our computer applications to other firms. In 2009, we initiated a major replacement of our brokerage and clearing platforms. This project was completed in 2012 with the transition of all of our all advisors and clients to the new technology platform.

We have developed and maintain a comprehensive business continuity plan that covers business disruptions of varying severity and scope and addresses the loss of a geographic area, building, staff, data systems and/or telecommunications capabilities. We review and test our business continuity plan on an ongoing basis and update it as necessary. We require our key technology vendors and service providers to do the same. Under our business continuity plan, we expect to be able to continue doing business and to resume operations with minimal service impacts. However, under certain scenarios, the time that it would take for us to recover and resume operations may significantly increase depending on the extent and geographic scope of the disruption and the number of personnel affected.

Geographic Presence

For years ended December 31, 2012, 2011 and 2010, approximately 89%, 89% and 88%, respectively, of our long-lived assets were located in the United States and approximately 94%, 94% and 94%, respectively, of our net revenues were generated in the United States. The majority of our foreign operations are conducted through Threadneedle, as described in this Annual Report on Form 10-K under "Business — Our Segments — Asset Management — Threadneedle."

Employees

At December 31, 2012, we had 12,235 employees, including 2,318 employee advisors (which does not include our franchisee advisors, who are not employees of our company). We are not subject to collective bargaining agreements, and we believe that our employee relations are strong.

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

Regulation

Virtually all aspects of our business, including the activities of the parent company and our subsidiaries, are subject to various federal, state and foreign laws and regulations. These laws and regulations provide broad regulatory, administrative and enforcement powers to supervisory agencies and other bodies, including U.S. federal and state regulatory agencies, foreign government agencies or regulatory bodies and U.S. and foreign securities exchanges. The costs of complying with such laws and regulations can be significant, and the consequences for the failure to comply may include civil or criminal charges, fines, censure, the suspension of individual employees, restrictions on or prohibitions from engaging in certain lines of business as well as reputational damage.

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

Broker-Dealer and Securities Regulation

Certain of our subsidiaries are registered with the SEC as broker-dealers under the Securities Exchange Act of 1934 ("Exchange Act") and with certain states, the District of Columbia and other U.S. territories. Our broker-dealer subsidiaries are also members of self-regulatory organizations, including the Financial Industry Regulatory Authority ("FINRA"), and are subject to the regulations of these organizations. The SEC and FINRA have stringent rules with respect to the net capital requirements and the marketing and trading activities of broker-dealers. Our broker-dealer subsidiaries, as well as our financial advisors and other personnel, must obtain all required state and FINRA licenses and registrations to engage in the securities business and take certain steps to maintain such registrations in good standing. SEC regulations also impose notice requirements and capital limitations on the payment of dividends by a broker-dealer to a parent.

Other agencies, exchanges and self-regulatory organizations of which certain of our broker-dealer subsidiaries are members, and subject to applicable rules and regulations of, include the Commodities Futures Trading Commission ("CFTC"), the National Futures Association ("NFA") and various stock exchanges. AFSI is registered with the CFTC and is thus subject to the requirements of the Commodity Exchange Act. AEIS is a member of the Boston Stock Exchange and is a stockholder in the Chicago Stock Exchange. In addition, certain subsidiaries may also be registered as investment advisers or insurance agencies and subject to the regulations described in the following sections.

Ameriprise Certificate Company, our face-amount certificate company, is regulated as an investment company under the Investment Company Act. As a registered investment company, Ameriprise Certificate Company must observe certain governance, disclosure, record-keeping, operational and marketing requirements. Investment companies are required by the SEC to adopt and implement written policies and procedures designed to prevent violations of the federal securities laws and to designate a chief compliance officer. Ameriprise Certificate Company pays dividends to the parent company and is subject to capital requirements under applicable law and understandings with the SEC and the Minnesota Department of Commerce (Banking Division).

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

In connection with new rules adopted by the CFTC, certain of our subsidiaries were required to register with the NFA, a self-regulatory body under CFTC jurisdiction, as a commodity trading advisor and commodity pool operator. The new rules adopted by the CFTC eliminated or limited previously available exemptions and exclusions from many CFTC requirements and will impose additional registration and reporting requirements for operators of certain registered investment companies and certain other pooled vehicles that use or trade in futures, swaps and other derivatives that are subject to CFTC regulation. Additional regulations continue to be under consideration by the CFTC, including a proposed harmonization rules that would seek to harmonize the operational, disclosure and reporting requirements of registered investment companies under CFTC rules with those now required by the SEC under its rules. The CFTC or the NFA may institute proceedings and impose sanctions for violations of the Commodity Exchange Act and applicable rules relating to commodities and commodity-related instruments (including stock index futures); sanctions may include fines, censure or the suspension or termination of registration or NFA membership.

Outside of the U.S., our Threadneedle group is authorized to conduct its financial services business in the United Kingdom under the Financial Services and Markets Act 2000. Threadneedle is currently regulated by the Financial Services Authority ("FSA"), although we expect the FSA's responsibilities to be transitioned to the Financial Conduct Authority and the Prudential Regulation Authority during 2013. FSA rules impose certain capital, operational and compliance requirements and allow for disciplinary action in the event of noncompliance. Additionally, in connection with its recent retail distribution review, the FSA adopted new rules, which became effective on December 31, 2012, that govern the manner in which retail clients pay for investment advice provided with respect to retail investment products, including open-ended and closed-ended funds and structured products. There may be a period of adjustment in the market acceptance of affected products as the market adapts to these new rules and as the FSA begins to interpret and apply them.

In addition to the above, certain of our asset management subsidiaries, such as Threadneedle's U.K. and other European subsidiaries, are required to comply with pan-European directives issued by the European Commission, as adopted by E.U. member states. For example, Threadneedle and certain of our other asset management subsidiaries will be required to comply with the Alternative Investment Fund Managers Directive ("AIFMD"), which must be adopted by all E.U. member states by July 22, 2013. AIFMD will establish a regulatory and supervisory framework for investment managers performing management or marketing activities with respect to alternative investment funds, in particular hedge funds, private equity funds and real estate funds.

Threadneedle companies and activities are also subject to local country regulations in Europe, Dubai, Hong Kong, Singapore, Taiwan, the U.S. and Australia. Additionally, many of our subsidiaries are also subject to foreign, state and local laws with respect to advisory services that are offered and provided by these subsidiaries, including services provided to government pension plans. Foreign and state governments may also institute proceedings and impose sanctions for violations of their local laws, which may include fines, censure or the suspension or termination of the right to do certain types of business in a state or country.

ATC is primarily regulated by the Minnesota Department of Commerce (Banking Division) and is subject to capital adequacy requirements under Minnesota law. It may not accept deposits or make personal or commercial loans. As a provider of products and services to tax-qualified retirement plans and IRAs, certain aspects of our business, including the activities of our trust company, fall within the compliance oversight of the U.S. Departments of Labor and Treasury, particularly regarding the enforcement of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and the tax reporting requirements applicable to such accounts. ATC, as well as our investment adviser subsidiaries, may be subject to ERISA, and the regulations thereunder, insofar as they act as a "fiduciary" under ERISA with respect to certain ERISA clients. ERISA and related provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of ERISA plan clients and certain transactions by the fiduciaries to the plans. The Department of Labor is considering proposed regulations that would significantly expand the scope of who is considered an ERISA fiduciary and what activity constitutes acting as an ERISA fiduciary, while prohibiting certain additional types of transactions conducted by persons who are considered fiduciaries.

Insurance Regulation

Our insurance subsidiaries are subject to supervision and regulation by states and other territories where they are domiciled or otherwise licensed to do business. The primary purpose of this regulation and supervision is to protect the interests of contractholders and policyholders. In general, state insurance laws and regulations govern standards of solvency, capital requirements, the licensing of insurers and their agents, premium rates, policy forms, the nature of and limitations on investments, periodic reporting requirements and other matters. In addition, state regulators conduct periodic examinations into insurer market conduct and compliance with insurance and securities laws. The Minnesota Department of Commerce, the Wisconsin Office of the Commissioner of Insurance, and the New York State Department of Financial Services (the "Domiciliary Regulators") regulate certain of the RiverSource Life companies, and the Property Casualty companies depending on each company's state of domicile. In addition to being regulated by their Domiciliary Regulators, our RiverSource Life companies and Property Casualty companies are regulated by each of the insurance regulators in the states where each is authorized to transact business. Financial regulation of our RiverSource Life companies and Property Casualty companies is extensive, and their financial and intercompany transactions (such as intercompany dividends, capital contributions and investment activity) are often subject to pre-notification and continuing evaluation by the Domiciliary Regulators.

Virtually all states require participation in insurance guaranty associations, which assess fees to insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies subject to statutory limits. These assessments are generally based on a member insurer's proportionate share of all premiums written by member insurers in the state during a specified period prior to an insolvency. See Note 22 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding guaranty association assessments.

Certain variable annuity and variable life insurance policies offered by the RiverSource Life companies constitute and are registered as securities under the Securities Act of 1933, as amended. As such, these products are subject to regulation by the SEC and FINRA. Securities regulators have recently increased their focus on the adequacy of disclosure regarding complex investment products, including variable annuities and life insurance, and have announced that they will continue to review actions by life insurers to improve profitability and reduce risks under in-force annuity and insurance products with guaranteed benefits. In reviewing such actions, regulators examine, among other factors, potential conflicts between an insurer's financial interests and the interests of the contract owners, as well as perceived inconsistencies between an insurer's actions and the expectations of investors at the time a product was sold.

The Dodd-Frank Act created the Federal Insurance Office ("FIO") within the Department of Treasury. The FIO does not have substantive regulatory responsibilities, though it is tasked with monitoring the insurance industry and the effectiveness of its regulatory framework and providing periodic reports to the President and Congress. The scope and impact of the research and reports provided by the FIO and the work of the Basel, Switzerland-based International Association of Insurance Supervisors ("IAIS"), and the extent to which such work may ultimately lead to a more prominent role of the federal government in the regulation of the insurance industry, is uncertain.

In October 2012, RiverSource Life purchased a block of residential mortgage loans from Ameriprise Bank, FSB. As an owner and servicer of residential mortgages, RiverSource Life must comply with applicable federal and state lending laws and is subject to the jurisdiction of the federal Consumer Finance Protection Bureau and certain state regulators relative to these mortgage loans.

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

RiverSource Life, RiverSource Life of NY, IDS Property Casualty and Ameriprise Insurance Company maintain capital levels well in excess of the company action level required by state insurance regulators. For RiverSource Life, the company action level RBC was $620 million as of December 31, 2012, and the corresponding total adjusted capital was $3.3 billion, which represents 525% of company action level RBC. For RiverSource Life of NY, the company action level RBC was $44 million as of December 31, 2012, and the corresponding total adjusted capital was $256 million, which represents 577% of company action level RBC. As of December 31, 2012, the company action level RBC was $66 million for IDS

Property Casualty and $730,404 for Ameriprise Insurance Company. As of December 31, 2012, IDS Property Casualty had $462 million of total adjusted capital, or 704% of the company action level RBC, and Ameriprise Insurance Company had $43 million of total adjusted capital, or 5847% of the company action level RBC.

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

Federal Banking Regulation

In 2012, Ameriprise Bank requested regulatory approval to convert from a federal savings bank to a limited powers national trust bank. We completed this conversion, as well as the renaming of the entity as Ameriprise National Trust Bank, January 2013. As a limited powers national association, Ameriprise National Trust Bank remains subject to supervision under various laws and regulations enforced by the OCC, including those related to capital adequacy, liquidity and conflicts of interest, and to a limited extent, by the FDIC.

Prior to the conversion, Ameriprise Financial, as the sole owner of Ameriprise Bank, was subject to consolidated regulation, supervision and examination by the Board of Governors for the Federal Reserve System ("FRB") as a savings and loan holding company. In addition, Ameriprise Financial had previously elected to be classified as a financial holding company subject to regulation under the Bank Holding Company Act of 1956 (as amended), which election imposed certain restrictions on the activities of Ameriprise Financial and required both Ameriprise Financial and Ameriprise Bank to remain well capitalized, well managed and to have a sufficient standing under the Community Reinvestment Act. Following the conversion of Ameriprise Bank, Ameriprise Financial deregistered as a savings and loan holding company and is no longer subject to consolidated regulation or supervision by the FRB as such, nor is it subject to the additional FRB requirements applicable to financial holding companies.

Parent Company Regulation

Ameriprise Financial is a publicly traded company that is subject to SEC and New York Stock Exchange ("NYSE") rules and regulations regarding public disclosure, financial reporting, internal controls and corporate governance. The adoption of the Sarbanes-Oxley Act of 2002 significantly enhanced these rules and regulations and may continue to evolve.

We have operations in a number of geographical regions outside of the U.S. through Threadneedle and certain of our other subsidiaries. We monitor developments in European Union ("EU") legislation, as well as in the other markets in which we operate, to ensure that we comply with all applicable legal requirements, including EU directives applicable to financial institutions as implemented in the various member states. Because of the mix of business activities we conduct, we continually assess the impact of, and ensure compliance with, the EU Financial Conglomerates Directive, which contemplates that certain financial conglomerates involved in banking, insurance and investment activities among other things, implement measures to prevent excessive leverage and multiple leveraging of capital and maintain internal control processes to address risk concentrations as well as risks arising from significant intragroup transactions.

Privacy

Many aspects of our business are subject to comprehensive legal requirements by a multitude of different functional regulators concerning the use and protection of personal information, particularly that of clients. This includes rules adopted pursuant to the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, an ever increasing number of state laws, and EU data protection legislation as domestically implemented in the respective EU member states. We have also implemented policies and procedures in response to such requirements in the UK. We continue our efforts to safeguard the data entrusted to us in accordance with applicable law and our internal data protection policies, including taking steps to reduce the potential for identity theft or other improper use or disclosure of personal information, while seeking to collect and use data to properly achieve our business objectives and to best serve our clients.

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

Risks Relating to Our Business and Operations

Our financial condition and results of operations may be adversely affected by market fluctuations and by economic, political and other factors.

Our financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Many such factors of a global or localized nature include: political, social, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; technological changes and events; U.S. and foreign government fiscal and tax policies; the availability and cost of credit; inflation; investor sentiment and confidence in the financial markets; terrorism and armed conflicts; and natural disasters such as weather catastrophes and widespread health emergencies. Furthermore, changes in consumer economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, decreases in property values, and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact client activity in all of our businesses. These factors also may have an impact on our ability to achieve our strategic objectives.

Declines and volatility in U.S. and global market conditions have impacted our businesses in the past and may continue to do so. Our businesses have been, and in the future may be, adversely affected by U.S. and global capital market and credit crises, the repricing of credit risk, equity market volatility and decline and stress or recession in the U.S. and global economies generally. Each of our segments operates in these markets with exposure for us and our clients in securities, loans, derivatives, alternative investments, seed capital and other commitments. It is difficult to predict when, how long and to what extent the aforementioned adverse conditions may exist, which of our markets, products and businesses will be directly affected in terms of revenues, management fees and investment valuations and earnings, and to what extent our clients may seek to bring claims arising out of investment performance that is affected by these conditions. As a result, these factors could materially adversely impact our financial condition and results of operations.

Our revenues are largely dependent upon the level and mix of assets under management and administration, which are subject to fluctuation based on market conditions and client activity. Downturns and volatility in equity markets can have, and have had, an adverse effect on the revenues and returns from our asset management services, wrap accounts and variable annuity contracts. Because the profitability of these products and services depends on fees related primarily to the value of assets under management, declines in the equity markets will reduce our revenues because the value of the investment assets we manage will be reduced. In addition, market downturns and volatility may cause, and have caused, potential new purchasers of our products to limit purchases of or to refrain from purchasing products, such as mutual funds, OEICs, variable annuities and variable universal life insurance. Downturns may also cause current shareholders in our mutual funds, OEICs, SICAV, unit trusts and investment trusts, contractholders in our annuity products and policyholders in our protection products to withdraw cash values from those products.

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

We believe that investment performance is an important factor in the success of many of our businesses. Poor investment performance could impair our revenues and earnings, as well as our prospects for growth. A significant portion of our revenue is derived from investment management agreements with the Columbia Management family of mutual funds that are terminable on 60 days' notice. In addition, although some contracts governing investment management services are subject to termination for failure to meet performance benchmarks, institutional and individual clients can terminate their relationships with us or our financial advisors at will or on relatively short notice. Our clients can also reduce the aggregate amount of managed assets or shift their funds to other types of accounts with different rate structures, for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences, changes in our (or our advisors') reputation in the marketplace, changes in client management or ownership, loss of key investment management personnel and financial market performance. A reduction in managed assets, and the associated decrease in revenues and earnings, could have a material adverse effect on our business. Moreover, if our money market funds experience a decline in market value, we may choose to contribute capital to those funds without consideration, which would result in a loss.

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

Changes in interest rates and prolonged periods of low interest rates may adversely affect our financial condition and results of operations.

Certain of our insurance and annuity products and certain of our investment products are sensitive to interest rate fluctuations, and future impacts associated with such variations may differ from our historical costs. In addition, interest rate fluctuations could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of our variable annuity products. Although we typically hedge to mitigate some of the effect of such fluctuations, significant changes in interest rates could have a material adverse impact on our results of operations.

During periods of increasing market interest rates, we offer higher crediting rates on interest-sensitive products, such as fixed universal life insurance, fixed annuities and face-amount certificates, and we increase crediting rates on in-force products to keep these products competitive. Because returns on invested assets may not increase as quickly as current interest rates, we may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies, annuity contracts and certificates of deposit and requests for policy loans, as policyholders, contractholders and depositors seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from our business. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage assets. These withdrawals and surrenders may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations. An increase in surrenders and withdrawals also may require us to accelerate amortization of deferred acquisition costs ("DAC") or other intangibles or cause an impairment of goodwill, which would increase our expenses and reduce our net earnings.

During periods of falling interest rates or stagnancy of low interest rates, our spread may be reduced or could become negative, primarily because some of our products have guaranteed minimum crediting rates. Due to the long-term nature of the liabilities associated with certain of our businesses, such as long term care and fixed universal life with secondary guarantees as well as fixed annuities and guaranteed benefits on variable annuities, sustained declines in or stagnancy of low long-term interest rates may subject us to reinvestment risks and increased hedging costs. In addition, reduced or negative spreads may require us to accelerate amortization of DAC, which would increase our expenses and reduce our net earnings.

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

Our liquidity needs are satisfied primarily through our reserves and the cash generated by our operations. We believe the level of cash and securities we maintain when combined with expected cash inflows from investments and operations, is adequate to meet anticipated short-term and long-term benefit and expense payment obligations. In the event current resources are insufficient to satisfy our needs, we may access financing sources such as bank debt. The availability of additional financing would depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that our shareholders, customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be rendered more costly or impaired if regulatory authorities or rating organizations take actions against us.

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

Financial strength ratings, which various ratings organizations publish as a measure of an insurance company's ability to meet contractholder and policyholder obligations, are important to maintain public confidence in our products, the ability to market our products and our competitive position. A downgrade in our financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on our financial condition and results of operations in many ways, including: reducing new sales of insurance products, annuities and investment products; adversely affecting our relationships with our advisors and third-party distributors of our products; materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders; requiring us to reduce prices for many of our products and services to remain competitive; and adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.

A downgrade in our credit ratings could also adversely impact our future cost and speed of borrowing and have an adverse effect on our financial condition, results of operations and liquidity.

In view of the difficulties experienced in recent years by many financial institutions, including our competitors in the insurance industry, the ratings organizations have heightened the level of scrutiny that they apply to such institutions and have requested additional information from the companies that they rate. They may increase the frequency and scope of their credit reviews, adjust upward the capital and other requirements employed in the ratings organizations' models for maintenance of ratings levels, or downgrade ratings applied to particular classes of securities or types of institutions.

Ratings organizations may also become subject to tighter laws, regulations or scrutiny governing ratings, which may in turn impact ratings assigned to financial institutions.

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

Our businesses operate in intensely competitive industry segments. We compete based on a number of factors, including name recognition, service, the quality of investment advice, investment performance, product offerings and features, price, perceived financial strength, claims-paying ability and credit ratings. Our competitors include broker-dealers, banks, asset managers, insurers and other financial institutions. Many of our businesses face competitors that have greater market share, offer a broader range of products, have greater financial resources, or have higher claims-paying ability or credit ratings than we do. Some of our competitors may possess or acquire intellectual property rights that could provide a competitive advantage to them in certain markets or for certain products, which could make it difficult for us to introduce new products and services. Some of our competitors' proprietary products or technology could be similar to our own, and this could result in disputes that could impact our financial condition or results of operations. In addition, over time certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms. This convergence could result in our competitors gaining greater resources, and we may experience pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices.

Historically, our advisor network provided annuity and insurance products issued almost exclusively (in the case of annuities) or predominantly (in the case of protection products) by our RiverSource Life companies. In 2010, we began to expand the offerings available to all of our advisors to include variable annuities issued by a limited number of unaffiliated insurance companies. As a result of this and further openings of our advisor network to the products of other companies, we could experience lower sales of our companies' products, higher surrenders, or other developments which might not be fully offset by higher distribution revenues or other benefits, possibly resulting in an adverse effect on our results of operations.

We face intense competition in attracting and retaining key talent.

Our continued success depends to a substantial degree on our ability to attract and retain qualified people. We are dependent on our network of advisors for a significant portion of the sales of our mutual funds, annuities, face-amount certificates and insurance products. In addition, the investment performance of our asset management products and services and the retention of our products and services by our clients are dependent upon the strategies and decisioning of our portfolio managers and analysts. The market for these financial advisors and portfolio managers is extremely competitive, as are the markets for qualified and skilled executives and marketing, finance, legal, compliance and other professionals. If we are unable to attract and retain qualified individuals or our recruiting and retention costs increase significantly, our financial condition and results of operations could be materially adversely impacted.

The impairment or negative performance of other financial institutions could adversely affect us.

We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, hedge funds, insurers, reinsurers and other investment funds and other institutions. The operations of U.S. and global financial services institutions are interconnected and a decline in the financial condition of one or more financial services institutions may expose us to credit losses or defaults, limit our access to liquidity or otherwise disrupt the operations of our businesses. While we regularly assess our exposure to different industries and counterparties, the performance and financial strength of specific institutions are subject to rapid change, the timing and extent of which cannot be known.

Many transactions with and investments in the products and securities of other financial institutions expose us to credit risk in the event of default of our counterparty. With respect to secured transactions, our credit risk may be exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to it. We also have exposure to financial institutions in the form of unsecured debt instruments, derivative transactions (including with respect to derivatives hedging our exposure on variable annuity contracts with guaranteed benefits), reinsurance, repurchase and underwriting arrangements and equity investments. There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely impact our business and results of operations.

Downgrades in the credit or financial strength ratings assigned to the counterparties with whom we transact or other adverse reputational impacts to such counterparties could create the perception that our financial condition will be adversely impacted as a result of potential future defaults by such counterparties. Additionally, we could be adversely affected by a general, negative perception of financial institutions caused by the downgrade or other adverse impact to the reputation of other financial institutions. Accordingly, ratings downgrades or other adverse reputational impacts for other financial institutions could affect our market capitalization and could limit access to or increase our cost of capital.

A number of the products and services we make available to our clients are those offered by third parties, for which we may generate revenue based on the level of assets under management, the number of client transactions or otherwise. The poor performance of such products and services, or negative perceptions of the firms offering such products and services, may adversely impact our sales of such products and services and reduce our revenue. In addition, such failures or poor performance of products and services offered by other financial institutions could adversely impact consumer confidence in products and services that we offer. Negative perceptions of certain financial products and services, or the financial industry in general, may increase the number of withdrawals and redemptions or reduce purchases made by our clients, which would adversely impact the levels of our assets under management, revenues and liquidity position.

A drop in investment performance as compared to our competitors could negatively impact our revenues and profitability.

Investment performance is a key competitive factor for our retail and institutional asset management products and services. Strong investment performance helps to ensure the retention of our products and services by our clients and creates new sales of products and services. It may also result in higher ratings by ratings services such as Morningstar or Lipper, which may compound the foregoing effects. Strong investment performance and its effects are important elements to our stated goals of growing assets under management and achieving economies of scale.

There can be no assurance as to how future investment performance will compare to our competitors or that historical performance will be indicative of future returns. Any drop or perceived drop in investment performance as compared to our competitors could cause a decline in sales of our mutual funds and other investment products, an increase in redemptions and the termination of institutional asset management relationships. These impacts may reduce our aggregate amount of assets under management and reduce management fees. Poor investment performance could also adversely affect our ability to expand the distribution of our products through unaffiliated third parties. Further, any drop in market share of mutual funds sales by our advisors may further reduce profits as sales of other companies' mutual funds are less profitable than sales of our proprietary funds.

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

Access to distribution channels is subject to intense competition due to the large number of competitors and products in the investment advisory and annuities industries. Relationships with distributors are subject to periodic negotiation that may result in increased distribution costs and/or reductions in the amount of our products marketed. Any increase in the costs to distribute our products or reduction in the type or amount of products made available for sale may have a material effect on our revenues and profitability.

We face risks arising from acquisitions and divestitures.

We have made acquisitions and divestitures in the past and may pursue similar strategic transactions in the future. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing customers of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations for the acquired businesses. Risks in divestiture transactions include difficulties in the separation of the disposed business, retention or obligation to indemnify certain liabilities, the failure of counterparties to satisfy payment obligations, unfavorable market conditions that may impact any earnout or contingency payment due to us and unexpected difficulties in losing employees of the disposed business. These risks may prevent us from realizing the expected benefits from acquisitions or divestitures and could result in the failure to realize the full economic value of a strategic transaction or the impairment of goodwill and/or intangible assets recognized at the time of an acquisition.

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

Defaults in our fixed maturity securities portfolio or consumer credit holdings could adversely affect our earnings.

Issuers of the fixed maturity securities that we own may default on principal and interest payments. As of December 31, 2012, 6% of our invested assets had ratings below investment-grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, that default on their debt obligations. Default-related declines in the value of our fixed maturity securities portfolio or consumer credit holdings could cause our net earnings to decline and could also cause us to contribute capital to some of our regulated subsidiaries, which may require us to obtain funding during periods of unfavorable market conditions.

Our valuation of fixed maturity and equity securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely impact our results of operations or financial condition.

Fixed maturity, equity, trading securities and short-term investments, which are reported at fair value on the consolidated balance sheets, represent the majority of our total cash and invested assets. The determination of fair values by management in the absence of quoted market prices is based on: (i) valuation methodologies; (ii) securities we deem to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, interest rates, credit spreads, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

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

The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value that considers a wide range of factors about the security issuer or borrower, and management uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security or loan and in assessing the prospects for recovery. Inherent in management's evaluation of the security or loan are assumptions and estimates about the operations of the issuer and its future earnings potential.

Some of our investments are relatively illiquid.

We invest a portion of our owned assets in certain privately placed fixed income securities, mortgage loans, policy loans, limited partnership interests, collateralized debt obligations and restricted investments held by securitization trusts, among others, all of which are relatively illiquid. These asset classes represented 18% of the carrying value of our investment portfolio as of December 31, 2012. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than we would otherwise have been able to realize, or both, which could have an adverse effect on our financial condition and results of operations.

The failure of other insurers could require us to pay higher assessments to state insurance guaranty funds.

Our insurance companies are required by law to be members of the guaranty fund association in every state where they are licensed to do business. In the event of insolvency of one or more unaffiliated insurance companies, our insurance companies could be adversely affected by the requirement to pay assessments to the guaranty fund associations. Uncertainty and volatility in the U.S. economy and financial markets in recent years have weakened the financial condition of numerous insurers, including insurers currently in receiverships, increasing the risk of triggering guaranty fund assessments. For more information regarding assessments from guaranty fund associations, see Note 22 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

If our reserves for future policy benefits and claims or for future certificate redemptions and maturities are inadequate, we may be required to increase our reserve liabilities, which would adversely affect our results of operations and financial condition.

We establish reserves as estimates of our liabilities to provide for future obligations under our insurance policies, annuities and investment certificate contracts. Reserves do not represent an exact calculation but, rather, are estimates of contract benefits and related expenses we expect to incur over time. The assumptions and estimates we make in establishing reserves require certain judgments about future experience and, therefore, are inherently uncertain. We cannot determine with precision the actual amounts that we will pay for contract benefits, the timing of payments, or whether the assets supporting our stated reserves will increase to the levels we estimate before payment of benefits or claims. We monitor our reserve levels continually. If we were to conclude that our reserves are insufficient to cover actual or expected contract benefits, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition. For more information on how we set our reserves, see Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

The risk that our claims experience may differ significantly from our pricing assumptions is particularly significant for our long term care insurance products notwithstanding our ability to implement future price increases with regulatory approvals. As with life insurance, long term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years. However, as a relatively new product in the market, long term care insurance does not have the extensive claims experience history of life insurance and, as a result, our ability to forecast future claim rates for long term care insurance is more limited than for life insurance. We have sought to moderate these uncertainties to some extent by partially reinsuring long term care policies we previously underwrote and by limiting our present long term care insurance offerings to policies underwritten fully by unaffiliated third-party insurers, and we have also implemented rate increases on certain in-force policies as described in Item 1 of this Annual Report on Form 10-K — "Business — Our Segments — Protection — RiverSource Insurance Products — Long Term Care Insurance." We may be required to implement additional rate increases in the future and may or may not receive regulatory approval for the full extent and timing of any rate increases that we may seek.

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

DAC represent the portion of costs which are incremental and direct to the acquisition of new or renewal business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity, life and disability income insurance and, to a lesser extent, marketing and promotional expenses for personal auto and home insurance, and distribution expenses for certain mutual fund products. For annuity and universal life products, DAC are amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business. For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period. For certain mutual fund products, we generally amortize DAC over fixed periods on a straight-line basis, adjusted for redemptions.

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

Misconduct by our employees and advisors is difficult to detect and deter and could harm our business, results of operations or financial condition.

Misconduct by our employees and advisors could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct can occur in each of our businesses and could include: binding us to transactions that exceed authorized limits; hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses; improperly using, disclosing or otherwise compromising confidential information; recommending transactions that are not suitable; engaging in fraudulent or otherwise improper activity; engaging in unauthorized or excessive trading to the detriment of customers; or otherwise not complying with laws, regulations or our control procedures.

We cannot always deter misconduct by our employees and advisors, and the precautions we take to prevent and detect this activity may not be effective in all cases. Preventing and detecting misconduct among our franchisee advisors who are not employees of our company present additional challenges. We cannot also assure that misconduct by our employees and advisors will not lead to a material adverse effect on our business, results of operations or financial condition.

A failure to protect our reputation could adversely affect our businesses.

Our reputation is one of our most important assets. Our ability to attract and retain customers, investors, employees and advisors is highly dependent upon external perceptions of our company. Damage to our reputation could cause significant harm to our business and prospects and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in our financial strength or liquidity, unethical behavior and the misconduct of our employees, advisors and counterparties. Negative perceptions or publicity regarding these matters could damage our reputation among existing and potential customers, investors, employees and advisors. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.

Our reputation is also dependent on our continued identification of and mitigation against conflicts of interest. As we have expanded the scope of our businesses and our client base, we increasingly have to identify and address potential conflicts of interest, including those relating to our proprietary activities and those relating to our sales of non-proprietary products from manufacturers that have agreed to provide us marketing, sales and account maintenance support. For example, conflicts may arise between our position as a provider of financial planning services and as a manufacturer and/or distributor or broker of asset accumulation, income or insurance products that one of our advisors may recommend to a financial planning client. We have procedures and controls that are designed to identify, address and appropriately disclose perceived conflicts of interest. However, identifying and appropriately addressing conflicts of interest is complex, and our reputation could be damaged if we fail, or appear to fail, to address conflicts of interest appropriately.

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

Our business is reliant upon technology systems and networks, including systems and networks managed by third parties, to process, transmit and store information and to conduct many of our business activities and transactions with our clients, advisors, vendors and other third parties. We are also subject to certain federal and state regulations that require us to establish and maintain policies and procedures designed to protect sensitive client information. Maintaining the integrity of our systems and networks is critical to the success of our business operations, including the retention of our advisors and clients, and to the protection of our proprietary information and our clients' personal information. To date, we have not experienced any material breaches of or interference with our systems and networks, however, we routinely encounter and address such threats, including an increasing frequency of phishing scams, introductions of malware and unauthorized payment requests. Any such breaches or interference by third parties or by our advisors or employees that may in the future occur could have a material adverse impact on our business, financial condition or results of operations.

We have implemented and maintain security measures designed to protect against breaches of security and other interference with our systems and networks resulting from attacks by third parties, including hackers, and from employee or advisor error or malfeasance. We also require third-party vendors, who in the provision of services to us are provided with or process information pertaining to our business or our clients, to meet certain information security standards. Changes in our client base, the mix of assets under management or administration and business model or technology platform changes, such as an evolution to accommodate mobile computing, may also require corresponding changes in our systems, networks and data security measures. In addition, the increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, we may be required to expend additional resources to enhance or expand upon the security measures we currently maintain.

Despite the measures we have taken and may in the future take to address and mitigate these risks, we cannot assure that our systems and networks will not be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our clients' personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or advisors or other damage to our business. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to our business, financial condition or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we may incur significant expenses in connection with our responses to any such attacks as well as the adoption and maintenance of appropriate security measures. We could also suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.

Protection from system interruptions and operating errors is important to our business. If we experience a sustained interruption to our telecommunications or data processing systems, or other failure in operational execution, it could harm our business.

Operating errors and system or network interruptions could delay and disrupt our ability to develop, deliver or maintain our products and services, causing harm to our business and reputation and resulting in loss of our advisors, clients or revenue. Interruptions could be caused by operational failures arising from employee or advisor error or malfeasance, interference by third parties, including hackers, our implementation of new technology, as well as from our maintenance of existing technology. Our financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process transactions or provide products and services to our clients. These interruptions can include fires, floods, earthquakes and other natural disasters, power losses, equipment failures, attacks by third parties, failures of internal or vendor software or systems and other events beyond our control.

We rely on third-party service providers and vendors for certain communications, technology and business functions, and we face the risk of operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other third-party service providers that we use to facilitate or are component providers to our securities transactions and other product manufacturing and distribution activities. These risks are heightened by our deployment in response to both investor interest and evolution in the financial markets of increasingly sophisticated products, such as those which incorporate automatic asset re-allocation, long/short trading strategies or multiple portfolios or funds, and business-driven hedging, compliance and other risk management or investment or financial management strategies. Any such failure, termination or constraint could adversely impact our ability to effect transactions, service our clients, manage our exposure to risk, or otherwise achieve desired outcomes. For example, in 2012, our results were unfavorably impacted by a tax-related item that resulted from our discovery that we had received incomplete data from a third-party service provider for securities lending activities that resulted in the miscalculation of our dividend received deduction and foreign tax credit, which resulted in an understatement of taxes payable and an overstatement of reported earnings in prior periods.

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

Moreover, we are subject to the risks of errors and misconduct by our employees and advisors, such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information. These risks are difficult to detect in advance and deter, and could harm our business, results of operations or financial condition. We are further subject to the risk of nonperformance or inadequate performance of contractual obligations by third-party vendors of products and services that are used in our businesses. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. Insurance and other traditional risk-shifting tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.

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

While we are a U.S.-based company, a portion of our business operations occur outside of the U.S. and some of our investments are not denominated in U.S. dollars. As a result, we are exposed to certain foreign currency exchange risks that could reduce U.S. dollar equivalent earnings as well as negatively impact our general account and other proprietary investment portfolios. Appreciation of the U.S. dollar could unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments and investments in foreign subsidiaries. In comparison, depreciation of the U.S. dollar could positively affect our net income from foreign operations and the value of non-U.S. dollar denominated investments, though such depreciation could also diminish investor, creditor and rating organizations' perceptions of our company compared to peer companies that have a relatively greater proportion of foreign operations or investments.

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

The effects of natural and man-made disasters and catastrophes on certain of our businesses include but are not limited to the following: a catastrophic loss of life may materially increase the amount of or accelerate the timing in which benefits are paid under our insurance policies; significant property damage (such as what was experienced with Superstorm Sandy) may materially increase the amount of claims submitted under our property casualty insurance policies; an increase in claims and any resulting increase in claims reserves caused by a disaster may harm the financial condition of our reinsurers, thereby impacting the cost and availability of reinsurance and the probability of default on reinsurance recoveries; and declines and volatility in the financial markets may decrease the value of our assets under management and administration, which would harm our financial condition and reduce our management fees.

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

Legal, Regulatory and Tax Risks

Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm our businesses.

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our operations, both domestically and internationally. Actions brought against us may result in awards, settlements, penalties, injunctions or other adverse results, including reputational damage. In addition, we may incur significant expenses in connection with our defense against such actions regardless of their outcome. Various regulatory and governmental bodies have the authority to review our products and business practices and those of our employees and independent financial advisors and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our employees or advisors, are improper. Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the industries and businesses in which we operate. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. See Item 3 of this Annual Report on Form 10-K — "Legal Proceedings." In or as a result of turbulent times such as those experienced in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings generally increase.

Our businesses are regulated heavily, and changes to the laws and regulations applicable to our businesses may have an adverse effect on our operations, reputation and financial condition.

Virtually all aspects of our business, including the activities of our parent company and our various subsidiaries, are subject to various federal, state and international laws and regulations. For a discussion of the regulatory framework in which we operate, see Item 1 of this Annual Report on Form 10-K — "Business — Regulation." Compliance with these applicable laws and regulations is time-consuming and personnel-intensive, and we have invested and will continue to invest substantial resources to ensure compliance by our parent company and our subsidiaries, directors, officers, employees, registered representatives and agents. Any enforcement actions, investigations or other proceedings brought against us or our subsidiaries, directors, employees or advisors by our regulators may result in fines, injunctions or other disciplinary actions that could harm our reputation or impact our results of operations. Further, any changes to the laws and regulations applicable to our businesses, as well as changes to the interpretation and enforcement of such laws and regulations, may affect our operations and financial condition. Such changes may impact our operations and profitability and the practices of our advisors, including with respect to the scope of products and services provided, the manner in which products and services are marketed and sold and the incurrence of additional costs of doing business. The economic crisis of recent years has resulted in numerous changes to regulation and oversight of the financial industry, the full impact of which has yet to be realized. Any incremental requirements, costs and risks imposed on us in connection with such current or future legislative or regulatory changes, may constrain our ability to market our products and services to potential customers, and could negatively impact our profitability and make it more difficult for us to pursue our growth strategy.

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

As a result of our deregistration as a savings and loan holding company, we are no longer subject to regulation, supervision and examination as such by the Board of Governors for the FRB. However, the Dodd-Frank Act authorizes the Financial Stability Oversight Committee ("FSOC") to designate certain non-bank institutions as systemically important financial institutions subject to regulation as such by the FRB. In the event we are so designated in the future, we would again be subject to enhanced supervision and prudential standards, including requirements related to risk-based capital, leverage, liquidity, credit exposure and certain management requirements. Any such designation could cause us to alter our business practices or otherwise adversely impact our results of operation.

Any mandated reductions or restructuring of the fees we charge for our products and services resulting from regulatory initiatives or proceedings could reduce our revenues and earnings. In the years ended December 31, 2012, 2011 and 2010, we earned $1.6 billion, $1.6 billion and $1.4 billion, respectively, in distribution fees. Our own Columbia Management family of mutual funds paid a significant portion of these revenues to us in accordance with plans and agreements of distribution adopted under Rule 12b-1 promulgated under the Investment Company Act. We believe that these fees are a critical element in the distribution of our own mutual funds. In July 2010, the SEC proposed certain measures that would establish a new framework to repeal Rule 12b-1. The proposed changes have been subject to a public comment period and, following any enactment, would be phased in over a number of years. Any industry-wide reduction or restructuring of Rule 12b-1 fees could have a material adverse effect on our ability to distribute our own mutual funds and the fees we receive for distributing other companies' mutual funds, which could, in turn, have a material adverse effect on our revenues and earnings.

We expect that the Department of Labor will reissue proposed regulations in 2013 seeking to change the definition of who is an investment advice fiduciary under ERISA and how such advice can be provided to accountholders in 401(k) plans and IRAs. These proposed regulations will again be subject to a public comment period upon their release. We cannot predict whether or when the regulations may be finalized, or how any final regulations may differ from the previously proposed regulations. If the regulations were to be issued substantially similar to previous drafts, they could impact how we receive fees, as well as how we compensate our advisors and design our investments and services for qualified accounts, which could negatively impact our results of operations.

Our insurance companies are subject to state regulation and must comply with statutory reserve and capital requirements. State regulators continually review and update these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices. In December 2012, the NAIC adopted a new reserve valuation manual that applies principles-based reserve standards to life insurance products. The valuation manual becomes the effective reserve valuation method when adopted by 42 jurisdictions, although no states have adopted the valuation manual to date. The requirement for principles-based life insurance reserves may result in statutory reserves being more sensitive to changes in interest rates, policyholder behavior and other market factors. It is not possible at this time to estimate the potential impact of future changes in statutory reserve and capital requirements on our insurance businesses. Further, we cannot predict the effect that proposed federal legislation, such as the option of federally chartered insurers or a mandated federal systemic risk regulator, may have on our insurance businesses or competitors.

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

Accordingly, while certain elements of these reforms have yet to be finalized and implemented, the Act has impacted and is expected to further impact the manner in which we market our products and services, manage our company and its operations and interact with regulators, all of which could materially impact our results of operations, financial condition and liquidity. Certain provisions of the Dodd-Frank Act that may impact our business include but are not limited to the establishment of a fiduciary standard for broker-dealers, the resolution authority granted to the FDIC, changes in regulatory oversight and greater oversight over derivatives instruments and trading. We will need to respond to changes to the framework for the supervision of U.S. financial institutions, including the creation of the FSOC. To the extent the Dodd-Frank Act or other new regulation of the financial services industry impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.

It is uncertain whether the Dodd-Frank Act, the rules and regulations developed thereunder, or any future legislation designed to stabilize the financial markets, the economy generally, or provide better protections to consumers, will have the desired effect. Any new domestic or international legislation or regulatory changes could require us to change certain business practices, impose additional costs, or otherwise adversely affect our business operations, regulatory reporting relationships, results of operations or financial condition. Consequences may include substantially higher compliance costs as well as material effects on fee rates, interest rates and foreign exchange rates, which could materially impact our investments, results of operations and liquidity in ways that we cannot predict. In addition, prolonged government support for, and intervention in the management of, private institutions could distort customary and expected commercial behavior on the part of those institutions, adversely impacting us.

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

Many of the products we issue or on which our businesses are based (including both insurance products and non-insurance products) enjoy favorable treatment under current U.S. federal income or estate tax law. Changes in U.S. federal income or estate tax law could reduce or eliminate the tax advantages of certain of our products and thus make such products less attractive to clients.

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

The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including: changes in expectations concerning our future financial performance and the future performance of the financial services industry in general, including financial estimates and recommendations by securities analysts; differences between our actual financial and operating results and those expected by investors and analysts; our strategic moves and those of our competitors, such as acquisitions, divestitures or restructurings; changes in the regulatory framework of the financial services industry and regulatory action; changes in and the adoption of accounting standards and securities and insurance rating agency processes and standards applicable to our businesses and the financial services industry; and changes in general economic or market conditions.

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

Our certificate of incorporation and bylaws and Delaware law contain provisions intended to deter coercive takeover practices and inadequate takeover bids by making them unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others: a board of directors that is divided into three classes with staggered terms, however, in 2010, our shareholders approved an amendment to our certificate of incorporation that provides for the annual election of all directors beginning at our 2013 annual meeting of shareholders; elimination of the right of our shareholders to act by written consent; rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings; the right of our board of directors to issue preferred stock without shareholder approval; and limitations on the rights of shareholders to remove directors.

Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors time to assess any acquisition proposal. They are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our shareholders.

The issuance of additional shares of our common stock or other equity securities may result in a dilution of interest or adversely affect the price of our common stock.

Our certificate of incorporation allows our directors to authorize the issuance of additional shares of our common stock, as well as other forms of equity or securities that may be converted into equity securities, without shareholder approval. We have in the past and may in the future issue additional equity or convertible securities in order to raise capital, in connection with acquisitions or for other purposes. Any such issuance may result in a significant dilution in the interests of our current shareholders and adversely impact the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

 Item 2. Properties.

We operate our business from two principal locations, both of which are located in Minneapolis, Minnesota: the Ameriprise Financial Center, an 848,000 square foot building that we lease, and our 885,000 square foot Client Service Center, which we own. Each of these principal locations meets high environmental standards: The Client Service Center has achieved the U.S. Green Building Council ("USGBC") LEED Gold Certification, and the Ameriprise Financial Center has achieved USGBC LEED Silver Certification. Our lease term for the Ameriprise Financial Center began in November 2000 and extends for 20 years, with several options to extend the term. Our aggregate annual rent for the Ameriprise Financial Center is $15 million. Ameriprise Financial, Inc. also: owns the 171,000 square foot Oak Ridge Conference Center, a training facility and conference center in Chaska, Minnesota, which can also serve as a disaster recovery site, if necessary; owns a 99,000 square foot service center in Las Vegas, Nevada that houses certain Ameriprise Advisor Center, Ameriprise Auto & Home Insurance, service delivery, technology and human resources employees; leases space in an operations center located in Minneapolis; and occupies space in a second operations center located in Phoenix, Arizona.

Our property and casualty subsidiary, Ameriprise Auto and Home Insurance, leases approximately 142,000 square feet at its corporate headquarters in DePere, Wisconsin, a suburb of Green Bay. The lease has a twenty-year term expiring in 2024 with an option to renew the lease for up to six renewal terms of five years each. Ameriprise Auto and Home Insurance also lease a 34,000 square foot office space in Phoenix, Arizona with a lease term expiring in 2014.

Threadneedle leases one office facility in London, England and one in Swindon, England. It is the sole tenant of its London office, a 60,410 square foot building, under a lease expiring in June 2018. Threadneedle also leases property in Frankfurt, Germany, Hong Kong, Luxembourg, Singapore and Australia and rents offices in a number of other European cities, Dubai and Taiwan to support its global operations.

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

AFSI leases offices containing approximately 15,000 square feet in Troy, Michigan, under a lease expiring in 2017.

Generally, we lease the premises we occupy in other locations, including the executive offices that we maintain in New York City and branch offices for our employee advisors throughout the United States. We believe that the facilities owned or occupied by our company suit our needs and are well maintained.

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

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company's businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, FINRA, the Federal Reserve Bank, the OCC, the UK Financial Services Authority, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company's business activities and practices, and the practices of the Company's financial advisors. During recent periods, the Company has received information requests, exams or inquiries regarding certain matters, including: sales of, or disclosures pertaining to, mutual funds, annuities, equity and fixed income securities, low priced securities, insurance products, brokerage services and financial advice offerings; front office systems and controls; supervision of the Company's financial advisors; and company procedures and information security. The Company is also responding to regulatory audits, market conduct examinations and other inquiries (including inquiries from the states of Minnesota and New York and a multistate insurance department examination) relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

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

In November 2010, Seligman received a governmental inquiry regarding an industry insider trading investigation, as previously stated by the Company in general media reporting. The Company continues to cooperate fully with that inquiry, responding to requests for information from both the SEC and U.S. Attorney's office. Neither the Company nor Seligman has been accused of any wrongdoing, and the government has confirmed that neither the Company nor any of its affiliated entities is a target of its investigation into potential insider trading. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the matter, the difficulty in predicting the direction of the government's inquiry and the government's indication of the Company's status relative to the investigation.

In October 2011, a putative class action lawsuit entitled Roger Krueger, et al. vs. Ameriprise Financial, et al. was filed in the United States District Court for the District of Minnesota against the Company, certain of its present or former employees and directors, as well as certain fiduciary committees on behalf of participants and beneficiaries of the Ameriprise Financial 401(k) Plan. The alleged class period is from October 1, 2005 to the present. The action alleges that Ameriprise breached fiduciary duties under ERISA, by selecting and retaining primarily proprietary mutual funds with allegedly poor performance histories, higher expenses relative to other investment options and improper fees paid to Ameriprise Financial or its subsidiaries. The action also alleges that the Company breached fiduciary duties under ERISA because it used its affiliate ATC as the Plan trustee and record-keeper and improperly reaped profits from the sale of the record-keeping business to Wachovia Bank, N.A. Plaintiffs allege over $20 million in damages. Plaintiffs filed an amended complaint on February 7, 2012. On April 11, 2012, the Company filed its motion to dismiss the Amended Complaint. The Court denied the motion to dismiss on November 20, 2012, and now the parties will engage in discovery. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the absence of class certification, the lack of a formal demand on the Company by the plaintiffs and plaintiffs' failure to allege any specific, evidence-based damages.

In October 2012, a putative class action lawsuit entitled Jeffers vs. Ameriprise Financial Services, et al. was filed against the Company in the United States District Court for the Northern District of Illinois relating to its sales of the Inland Western (now known as Retail Properties of America, Inc. ("RPAI")) REIT. The action also names as defendants RPAI, several of RPAI's executives, and several members of RPAI's board. The action alleges that the Company failed to perform required due diligence and misrepresented various aspects of the REIT including fees charged to clients, risks associated with the product, and valuation of the shares on client account statements. Plaintiffs seek unspecified damages. The Company was served in December, and there is currently no deadline by which the Company is required to respond to the complaint. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the absence of class certification, the lack of a formal demand on the Company by the plaintiffs and plaintiffs' failure to allege any specific, evidence-based damages.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades principally on The New York Stock Exchange under the trading symbol AMP. As of February 8, 2013, we had approximately 18,794 common shareholders of record. Price and dividend information concerning our common shares may be found in Note 26 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Information regarding our equity compensation plans can be found in Part III, Item 12 of this Annual Report on Form 10-K. Information comparing the cumulative total shareholder return on our common stock to the cumulative total return for certain indices is set forth under the heading "Performance Graph" provided in our 2012 Annual Report to Shareholders and is incorporated herein by reference.

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

Share Repurchases

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the fourth quarter of 2012:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2012
Share repurchase program(1)	1,822,090	$57.64	1,822,090	$2,376,614,304
Employee transactions(2)	257	$56.68	N/A	N/A
November 1 to November 30, 2012
Share repurchase program(1)	2,182,477	$59.55	2,182,477	$2,246,650,992
Employee transactions(2)	60	$59.68	N/A	N/A
December 1 to December 31, 2012
Share repurchase program(1)	1,866,835	$62.10	1,866,835	$2,130,714,567
Employee transactions(2)	576	$60.67	N/A	N/A
Other transactions(3)	341,659	$62.63	N/A	N/A

Totals
Share repurchase program(1)	5,871,402	$59.75	5,871,402
Employee transactions(2)	893	$59.46	N/A
Other transactions(3)	341,659	$62.63	N/A

	6,213,954		5,871,402

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

(2)
Restricted shares withheld pursuant to the terms of awards under the Company's share-based compensation plans to offset tax withholding obligations that occur upon vesting and release of restricted shares. The value of the shares withheld shall be the closing price of common stock of Ameriprise Financial, Inc. on the date the relevant transaction occurs.

(3)
Shares reacquired from the settlement of a total return swap to economically hedge our exposure to equity price risk of Ameriprise Financial, Inc. common stock granted as part of our Ameriprise Financial Franchise Advisor Deferred Compensation Plan.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial information derived from our audited Consolidated Financial Statements as of December 31, 2012, 2011, 2010, 2009 and 2008 and for the five-year period ended December 31, 2012. Prior year amounts have been recast for the retrospective adoption of new accounting rules on deferred acquisition costs. In addition, certain reclassifications of prior year amounts have been made to conform to the current presentation. On April 30, 2010, we acquired the long-term asset management business of Columbia Management Group. Results presented below include the results of this business after the date of acquisition. The selected financial data presented below should be read in conjunction with our Consolidated Financial Statements and Notes included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except per share data)
Income Statement Data:
Total net revenues	$10,217	$10,192	$9,512	$7,397	$6,433
Total expenses	8,979	8,745	8,043	6,613	6,757
Income (loss) from continuing operations	$903	$1,070	$1,176	$648	$(22)
Income (loss) from discontinued operations, net of tax	(2)	(60)	(24)	1	10

Net income (loss)	901	1,010	1,152	649	(12)
Less: Net income (loss) attributable to noncontrolling interests	(128)	(106)	163	15	(54)

Net income attributable to Ameriprise Financial	$1,029	$1,116	$989	$634	$42

Earnings (Loss) Per Share Attributable to Ameriprise Financial, Inc. Common Shareholders:
Basic
Income from continuing operations	$4.71	$4.87	$3.94	$2.61	$0.14
Income (loss) from discontinued operations	(0.01)	(0.25)	(0.10)	—	0.05

Net income	$4.70	$4.62	$3.84	$2.61	$0.19

Diluted
Income from continuing operations	$4.63	$4.77	$3.86	$2.59	$0.14
Income (loss) from discontinued operations	(0.01)	(0.24)	(0.09)	—	0.05

Net income	$4.62	$4.53	$3.77	$2.59	$0.19

Cash Dividends Declared Per Common Share	$1.15	$1.15	$0.71	$0.68	$0.64

	December 31,
	2012	2011	2010	2009	2008
	(in millions)
Balance Sheet Data:
Investments(1)	$36,877	$39,953	$37,653	$37,214	$27,963
Separate account assets	72,397	66,780	68,330	58,129	44,746
Total assets	134,729	132,307	129,523	112,528	94,298
Future policy benefits and claims	31,217	31,710	30,195	30,900	29,308
Separate account liabilities	72,397	66,780	68,330	58,129	44,746
Customer deposits	6,526	9,850	8,779	8,554	8,229
Long-term debt(1)	2,403	2,393	2,317	1,868	1,963
Short-term borrowings	501	504	397	—	—
Total liabilities	125,017	122,613	119,573	103,928	89,144
Total Ameriprise Financial, Inc. shareholders' equity	9,092	8,988	9,390	7,997	4,865
Noncontrolling interests' equity	620	706	560	603	289
(1)
Represents amounts before consolidated investment entities, as reported on our Consolidated Balance Sheets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the "Forward-Looking Statements," our Consolidated Financial Statements and Notes that follow and the "Consolidated Five-Year Summary of Selected Financial Data" and the "Risk Factors" included in our Annual Report on Form 10-K. Prior year amounts have been recast for the retrospective adoption of new accounting rules on deferred acquisition costs ("DAC"). In addition, certain reclassifications of prior year amounts have been made to conform to the current presentation. References below to "Ameriprise Financial," "Ameriprise," the "Company," "we," "us," and "our" refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.

Overview

Ameriprise Financial is a diversified financial services company with a 118 year history of providing financial solutions. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America's leader in financial planning and a leading global financial institution with more than $681 billion in assets under management and administration as of December 31, 2012.

Our strategy is centered on helping our clients confidently achieve their goals by providing advice and managing their assets and protecting their assets and income. We utilize two go-to-market approaches in carrying out this strategy: Wealth Management and Asset Management.

Our wealth management capabilities are centered on the long-term, personal relationships between our clients and our financial advisors and registered representatives (our "advisors"). Through our advisors, we offer financial planning, products and services designed to be used as solutions for our clients' cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. Our focus on personal relationships, together with our discipline in financial planning and strengths in product development and advice, allow us to address the evolving financial and retirement-related needs of our clients, including our primary target market segment, the mass affluent and affluent, which we define as households with investable assets of more than $100,000. The financial product solutions we offer through our advisors include both our own products and services and the products of other companies. Our advisor network is the primary channel through which we offer our affiliated insurance and annuity products and services.

Our network of more than 9,700 advisors is the primary means through which we engage in our wealth management activities. We offer our advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in delivering advice and product solutions. We believe that our nationally recognized brand and practice vision, local marketing support, integrated operating platform and comprehensive set of products and solutions constitute a compelling value proposition for financial advisors, as evidenced by our strong advisor retention rate and our ability to attract and retain experienced and productive advisors. We have and will continue to invest in and develop capabilities and tools designed to maximize advisor productivity and client satisfaction.

We are in a strong position to capitalize on significant demographic and market trends driving increased demand for financial advice and solutions. In the U.S., the ongoing transition of baby boomers into retirement, as well as recent economic and financial market crises, continues to drive demand for financial advice and solutions. In addition, the amount of investable assets held by mass affluent and affluent households, our target market, have grown and accounts for over half of U.S. investable assets. We believe our differentiated financial planning model, broad range of products and solutions, as well as our demonstrated financial strength in the face of persistent economic headwinds, will help us capitalize on these trends.

Our asset management capabilities are global in scale, with Columbia Management Investment Advisers, LLC ("Columbia" or "Columbia Management") as the primary provider of U.S. products and services and Threadneedle Asset Management Holdings Sàrl ("Threadneedle") as the primary provider of products and services outside of the U.S. We offer a broad spectrum of investment advice and products to individual, institutional and high-net worth investors. These investment products are primarily provided through third parties, though we also provide our asset management products through our advisor channel. Our underlying asset management philosophy is based on delivering consistently strong and competitive investment performance. The quality and breadth of our asset management capabilities are demonstrated by 111 of our mutual funds, including 51 Columbia Management funds and 60 Threadneedle funds, being rated as four- and five-star funds by Morningstar.

We are positioned to continue to grow our assets under management and to strengthen our asset management offerings to existing and new clients. Our asset management capabilities are well positioned to address mature markets in the U.S. and Europe. We also have the capability to leverage existing strengths to effectively expand into new global and emerging markets, to which investors are increasingly looking as a source of growth and income. In the past few years, we have expanded beyond our traditional strengths in the U.S. and U.K. to gather assets in Continental Europe, Asia, Australia, the Middle East and Africa. In addition, we expect to leverage the collective investment and distribution capabilities of Columbia and Threadneedle to develop new solutions designed to manage an increasingly complex and volatile marketplace.

The financial results from the businesses underlying our go to market approaches are reflected in our five operating segments:

•
Advice & Wealth Management;

•
Asset Management;

•
Annuities;

•
Protection; and

•
Corporate & Other.

Our operating segments are aligned with the financial solutions we offer to address our clients' needs. The products and services we provide retail clients and, to a lesser extent, institutional clients, are the primary source of our revenues and net income. Revenues and net income are significantly affected by investment performance and the total value and composition of assets we manage and administer for our retail and institutional clients as well as the distribution fees we receive from other companies. These factors, in turn, are largely determined by overall investment market performance and the depth and breadth of our individual client relationships.

Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. The persistent economic headwinds of the past several years have mitigated growth opportunities in our industry by affecting asset values and dampening client confidence and activity. In addition, the business and regulatory environment in which we operate remains subject to elevated uncertainty and change. To succeed, we expect to continue focusing on our key strategic objectives. The success of these and other strategies may be affected by the factors discussed in Item 1A of this Annual Report on Form 10-K — "Risk Factors."

Equity price, credit market and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the "spread" income generated on our annuities, deposit products and universal life ("UL") insurance products, the value of DAC and deferred sales inducement costs ("DSIC") assets, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits.

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

In January 2013, we completed the conversion of our federal savings bank subsidiary, Ameriprise Bank, FSB ("Ameriprise Bank"), to a limited powers national trust bank. In connection with this conversion, deposit-taking and credit-originating activities of Ameriprise Bank were terminated. In addition, Ameriprise Financial was deregistered by the Federal Reserve as a savings and loan holding company and will no longer be subject to supervision and regulation as such. We will continue to make available to our clients certain deposit and credit products via referral arrangements with respected third party financial institutions. We incurred $26 million of restructuring charges in 2012 related to exiting the banking business, of which $7 million related to the impact of an interest rate hedge. The transition released approximately $375 million of formerly required capital, which we anticipate using to repurchase shares throughout 2013. We estimate that the transition will reduce our annual earnings by approximately $60 million in 2013. At the enterprise level, we anticipate that the earnings per share impact will be neutralized by the end of 2013, as we redeploy the excess capital to shareholders through share repurchases.

In the third quarter of the year, we conduct our annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, we update valuation assumptions and the impact is reflected as part of our annual review of life insurance and annuity valuation assumptions and modeling changes ("unlocking"). The unlocking impact in the third quarter of 2012 primarily reflected the low interest rate environment and the assumption of continued low interest rates over the near-term. Specifically, the starting 10-year Treasury rate assumption used in modeling was reduced by 150 basis points and we assumed rates would stay flat until mid-2013, then increasing to their ultimate rate by mid-2016. We did not change our ultimate long term assumption. See our Consolidated and Segment Results of Operations sections below for the pretax impacts on our revenues and expenses attributable to unlocking and additional discussion of the drivers of the unlocking impact.

We consolidate certain collateralized debt obligations ("CDOs") and other investment products (collectively, "investment entities") for which we provide asset management services to and sponsor for the investment of client assets in the normal course of business. These entities are defined as consolidated investment entities ("CIEs"). For further information on CIEs, see Note 4 to our Consolidated Financial Statements. Changes in the valuation of the CIE assets and liabilities impact pretax income. The net income (loss) of the CIEs is reflected in net income (loss) attributable to noncontrolling interests. The results of operations of the CIEs are reflected in the Corporate & Other segment. On a consolidated basis, the management fees we earn for the services we provide to the CIEs and the related general and administrative expenses are eliminated and the changes in the assets and liabilities related to the CIEs, primarily debt and underlying syndicated loans, are reflected in net investment income. We continue to include the fees in the management and financial advice fees line within our Asset Management segment.

While our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), management believes that operating measures, which exclude net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of hedges and the related DSIC and DAC amortization; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. While the consolidation of the CIEs impacts our balance sheet and income statement, our exposure to these entities is unchanged and there is no impact to the underlying business results. Management uses certain of these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management's Discussion and Analysis, these non-GAAP measures are referred to as operating measures.

It is management's priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.

Our financial targets are:

•
Operating total net revenue growth of 6% to 8%,

•
Operating earnings per diluted share growth of 12% to 15%, and

•
Operating return on equity excluding accumulated other comprehensive income of 15% to 18%.

The following tables reconcile our GAAP measures to operating measures:

	Years Ended December 31,
	2012	2011
	(in millions)
Total net revenues	$10,217	$10,192
Less: Revenue attributable to the CIEs	71	136
Less: Net realized gains	7	6
Less: Integration/restructuring charges	(4)	—

Operating total net revenues	$10,143	$10,050

	Years Ended December 31,		Per Diluted Share Years Ended December 31,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Net income	$901	$1,010
Less: Net loss attributable to noncontrolling interests	(128)	(106)

Net income attributable to Ameriprise Financial	1,029	1,116	$4.62	$4.53
Less: Loss from discontinued operations, net of tax	(2)	(60)	(0.01)	(0.24)

Net income from continuing operations attributable to Ameriprise Financial	1,031	1,176	4.63	4.77
Add: Integration/restructuring charges, net of tax(1)	46	62	0.21	0.25
Add: Market impact on variable annuity guaranteed living benefits, net of tax(1)	173	40	0.77	0.16
Less: Net realized gains, net of tax(1)	5	4	0.02	0.01

Operating earnings	$1,245	$1,274	$5.59	$5.17

Weighted average common shares outstanding:
Basic	218.7	241.4
Diluted	222.8	246.3
(1)
Calculated using the statutory tax rate of 35%.

The following table reconciles net income from continuing operations attributable to Ameriprise Financial to operating earnings and the five-point average of quarter-end equity to operating equity:

	Years Ended December 31,
	2012	2011
	(in millions)
Net income from continuing operations attributable to Ameriprise Financial	$1,031	$1,176
Add: Integration/restructuring charges, net of tax(1)	46	62
Add: Market impact on variable annuity guaranteed living benefits, net of tax(1)	173	40
Less: Net realized gains, net of tax(1)	5	4

Operating earnings	$1,245	$1,274

Total Ameriprise Financial, Inc. shareholders' equity	$9,071	$9,169
Less: Assets and liabilities held for sale	—	30
Less: Accumulated other comprehensive income, net of tax	1,001	701

Total Ameriprise Financial, Inc. shareholders' equity from continuing operations, excluding AOCI	8,070	8,438
Less: Equity impacts attributable to CIEs	397	478

Operating equity	$7,673	$7,960

Return on equity from continuing operations, excluding AOCI	12.8%	13.9%
Operating return on equity, excluding AOCI(2)	16.2%	16.0%
(1)
Calculated using the statutory tax rate of 35%.

(2)
Operating return on equity, excluding accumulated other comprehensive income ("AOCI"), is calculated using the trailing twelve months of earnings excluding the after-tax net realized gains/losses; market impact on variable annuity guaranteed living benefits, net of hedges and related DSIC and DAC amortization; integration/restructuring charges; and discontinued operations in the numerator, and Ameriprise Financial shareholders' equity, excluding AOCI; the impact of consolidating investment entities; and the assets and liabilities held for sale using a five-point average of quarter-end equity in the denominator.

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

Valuation of Investments

The most significant component of our investments is our Available-for-Sale securities, which we carry at fair value within our Consolidated Balance Sheets. The fair value of our Available-for-Sale securities at December 31, 2012 was primarily obtained from third-party pricing sources. We record unrealized securities gains (losses) in accumulated other comprehensive income, net of impacts to DAC, DSIC, certain benefit reserves and income taxes. We recognize gains and losses in results of operations upon disposition of the securities.

When the fair value of an investment is less than its amortized cost, we assess whether or not: (i) we have the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment is considered to have occurred and we must recognize an other-than-temporary impairment for the difference between the investment's amortized cost basis and its fair value through earnings. For securities that do not meet the above criteria, and we do not expect to recover a security's amortized cost basis, the security is also considered other-than-temporarily impaired. For these securities, we separate the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of impacts to DAC, DSIC, certain benefit reserves and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income if through subsequent evaluation there is a sustained increase in the cash flow expected. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income.

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

Deferred Acquisition Costs and Deferred Sales Inducement Costs

We adopted new accounting rules for DAC on January 1, 2012 on a retrospective basis. See below for our updated accounting policies on the deferral of acquisition costs.

We incur costs in connection with acquiring new and renewal insurance and annuity businesses. The portion of these costs which are incremental and direct to the acquisition of a new or renewal insurance policy or annuity contract are deferred. Significant costs capitalized include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales. Sales based compensation paid to advisors and employees and third-party distributers is capitalized. Employee compensation and benefits costs which are capitalized under the new accounting standard relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance policy or annuity contract are expensed as incurred.

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

A decrease of 100 basis points in various rate assumptions is likely to result in an increase in DAC and DSIC amortization and an increase in benefits and claims expense from variable annuity guarantees. The following table presents the estimated impact to current period pretax income:

Estimated Impact to Pretax Income(1)
(in millions)
Decrease in future near- and long-term fixed income returns by 100 basis points	$(34)
Decrease in future near-term equity fund growth returns by 100 basis points	$(26)
Decrease in future long-term equity fund growth returns by 100 basis points	(22)

Decrease in future near- and long-term equity returns by 100 basis points	$(48)

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

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 3.17% to 9.38% at December 31, 2012, depending on year of issue, with an average rate of approximately 5.02%.

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

A portion of our fixed and variable universal life policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

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

Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported disability income and long term care claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits. Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for our experience. Interest rates used with disability income claims ranged from 3% to 8% at December 31, 2012, with an average rate of 4.5%. Interest rates used with long term care claims ranged from 4% to 6% at December 31, 2012, with an average rate of 4.0%.

Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.

Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, disability income and long term care policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on our experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life ranged from 3.25% to 10.0% at December 31, 2012, depending on policy form, issue year and policy duration. Anticipated interest rates for disability income policies ranged from 3.25% to 7.5% at December 31, 2012, depending on policy form, issue year and policy duration. Anticipated interest rates for long term care policy reserves can vary by plan and year and ranged from 5.8% to 9.4% at December 31, 2012.

Changes in future policy benefits and claims are reflected in earnings in the period adjustments are made.

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

Our accounting policy is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. For derivative instruments that do not qualify for hedge accounting or are not designated as accounting hedges, changes in fair value are recognized in current period earnings.

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

For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported in accumulated other comprehensive income and reclassified into earnings when the hedged item or transaction impacts earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Operations with the hedged instrument or transaction impact. Any ineffective portion of the gain or loss is reported in current period earnings as a component of net investment income. If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income is reclassified to earnings over the period that the hedged item impacts earnings. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income are recognized in earnings immediately.

For derivative instruments that qualify as net investment hedges in foreign operations, the effective portion of the change in fair value of the derivatives is recorded in accumulated other comprehensive income as part of the foreign currency translation adjustment. Any ineffective portion of net investment hedges in foreign operations is recognized in net investment income during the period of change.

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

We are required to establish a valuation allowance for any portion of our deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business, including the ability to generate capital gains. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Management may need to identify and implement appropriate planning strategies to ensure our ability to realize our deferred tax assets and avoid the establishment of a valuation allowance with respect to such assets. In the opinion of management, it is currently more likely than not that we will not realize the full benefit of certain state net operating losses and therefore a valuation allowance of $16 million has been established at December 31, 2012.

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

We may receive performance-based incentive fees from hedge funds, Threadneedle OEICs, or other structured investments that we manage. The annual performance fees for structured investments are recognized as revenue at the time the performance fee is finalized or no longer subject to adjustment. All other performance fees are based on a full contract year and are final at the end of the contract year. Any performance fees received are not subject to repayment or any other clawback provisions.

Employee benefit plan and institutional investment management and administration services fees are negotiated and are generally based on underlying asset values. Fees from financial planning and advice services are recognized when the financial plan is delivered.

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

Net Investment Income

Net investment income primarily includes interest income on fixed maturity securities classified as Available-for-Sale, mortgage loans, policy and certificate loans, other investments, cash and cash equivalents and investments of CIEs; the changes in fair value of trading securities, certain derivatives and certain assets and liabilities of CIEs; the pro rata share of net income or loss on equity method investments; and realized gains and losses on the sale of securities and charges for other-than-temporary impairments of investments related to credit losses. Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale and commercial mortgage loans so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term. Realized gains and losses on securities, other than trading securities and equity method investments, are recognized using the specific identification method on a trade date basis.

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

Interest and Debt Expense

Interest and debt expense primarily includes interest on corporate debt and debt of CIEs, the impact of interest rate hedging activities and amortization of debt issuance costs.

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

Assets Under Management and Administration

Assets under management ("AUM") include external client assets for which we provide investment management services, such as the assets of the Columbia funds and Threadneedle funds, assets of institutional clients and assets of clients in our advisor platform held in wrap accounts as well as assets managed by sub-advisers selected by us. AUM also includes certain assets on our Consolidated Balance Sheets for which we provide investment management services and recognize management fees in our Asset Management segment, such as the assets of the general account and the variable product funds held in the separate accounts of our life insurance subsidiaries and client assets of CIEs. These assets do not include assets under advisement, for which we provide model portfolios but do not have full discretionary investment authority.

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

The following table presents detail regarding our AUM and AUA:

	December 31,
	2012	2011	Change
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$125.0	$104.7	$20.3	19%
Asset Management AUM	455.4	435.5	19.9	5
Eliminations	(18.0)	(12.6)	(5.4)	(43)

Total Assets Under Management	562.4	527.6	34.8	7
Total Assets Under Administration	118.6	103.7	14.9	14

Total AUM and AUA	$681.0	$631.3	49.7	8%

Total AUM increased $49.7 billion, or 8%, to $681.0 billion as of December 31, 2012 compared to the prior year due to a $20.3 billion increase in Asset Management AUM and a $19.9 billion increase in Advice & Wealth Management AUM. See our segment results of operations discussion below for additional information on changes in our AUM.

Consolidated Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table presents our consolidated results of operations:

	Years Ended December 31,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$4,692	$4,537	$155	3%
Distribution fees	1,616	1,573	43	3
Net investment income	1,933	2,046	(113)	(6)
Premiums	1,223	1,220	3	—
Other revenues	795	863	(68)	(8)

Total revenues	10,259	10,239	20	—
Banking and deposit interest expense	42	47	(5)	(11)

Total net revenues	10,217	10,192	25	—

Expenses
Distribution expenses	2,698	2,559	139	5
Interest credited to fixed accounts	831	856	(25)	(3)
Benefits, claims, losses and settlement expenses	1,846	1,557	289	19
Amortization of deferred acquisition costs	286	397	(111)	(28)
Interest and debt expense	276	317	(41)	(13)
General and administrative expense	3,042	3,059	(17)	(1)

Total expenses	8,979	8,745	234	3
Income from continuing operations before income tax provision	1,238	1,447	(209)	(14)
Income tax provision	335	377	(42)	(11)

Income from continuing operations	903	1,070	(167)	(16)
Loss from discontinued operations, net of tax	(2)	(60)	58	97

Net income	901	1,010	(109)	(11)
Less: Net loss attributable to noncontrolling interests	(128)	(106)	(22)	(21)

Net income attributable to Ameriprise Financial	$1,029	$1,116	$(87)	(8)%

Overall

Income from continuing operations before income tax provision decreased $209 million, or 14%, compared to the prior year primarily reflecting the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) and the negative impact of the continued low interest rate environment, partially offset by the impact of market appreciation. The prior year results included $40 million of additional investment income recognition (net of DAC and DSIC amortization) and a $27 million gain from an interest rate hedge. The market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) was a decrease to pretax earnings of $265 million for the year ended December 31, 2012, which included a $14 million negative impact associated with unlocking and model changes. This compares to a decrease of $62 million for the prior year, which included a $4 million negative impact associated with unlocking and model changes. The negative impact of the continued low interest rate environment was approximately $90 million pretax for the year ended December 31, 2012 compared to the prior year. The market impact on DAC and DSIC was a benefit of $31 million for the year ended December 31, 2012 compared to an expense of $11 million for the prior year.

The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking and model changes for the years ended December 31:

Pretax Increase (Decrease)	2012	2011
	(in millions)
Other revenues	$(41)	$(20)
Benefits, claims, losses and settlement expenses	(28)	(40)
Amortization of DAC	23	38
Interest credited to fixed accounts	2	—

Total expenses	(3)	(2)

Total(1)	$(38)	$(18)

(1)
Includes $14 million and $4 million of expense related to the market impact on variable annuity guaranteed living benefits for the years ended December 31, 2012 and 2011, respectively.

The impact of unlocking and model changes for 2012 included a $41 million benefit, net of DAC and DSIC amortization, from an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods.

Net Revenues

Net revenues increased $25 million compared to the prior year due to higher management and financial advice fees and distribution fees, partially offset by lower net investment income and other revenues.

Management and financial advice fees increased $155 million, or 3%, compared to the prior year primarily due to higher asset-based fees driven by an increase in average AUM. Average AUM increased $15.1 billion, or 3%, compared to the prior year primarily due to market appreciation and wrap account net inflows, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section below.

Distribution fees increased $43 million, or 3%, compared to the prior year due to higher asset-based fees driven by an increase in average AUM.

Net investment income decreased $113 million, or 6%, compared to the prior year reflecting a $149 million decrease in investment income on fixed maturity securities, partially offset by a $19 million increase in net investment income of CIEs. The decrease in investment income on fixed maturity securities was primarily due to continued low interest rates and $43 million of additional bond discount accretion investment income in 2011 related to prior periods resulting from revisions to the accounting classification of certain structured securities.

Other revenues decreased $68 million, or 8%, compared to the prior year due to a $41 million unfavorable impact from unlocking in 2012 compared to a $20 million unfavorable impact in 2011 and a $91 million decrease in other revenues of CIEs, partially offset by higher fees from variable annuity guarantees driven by higher volumes, as well as higher fee rates. In addition, other revenues in 2011 included a $27 million gain on an interest rate hedge put in place in anticipation of issuing debt that was reclassified from accumulated other comprehensive income into earnings. The primary driver of the unlocking impact to other revenues in both periods was lower projected gains on reinsurance contracts resulting from favorable mortality experience.

Expenses

Total expenses increased $234 million, or 3%, compared to the prior year primarily due to an increase in benefits, claims, losses and settlement expenses and distribution expenses, partially offset by a decrease in DAC amortization.

Distribution expenses increased $139 million, or 5%, compared to the prior year driven by growth in assets under management. See our discussion on the changes in AUM in our segment results of operations section below.

Benefits, claims, losses and settlement expenses increased $289 million, or 19%, compared to the prior year primarily due to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization), which was an expense of $334 million in 2012, including $18 million of expense associated with unlocking and model changes, compared to an expense of $67 million in 2011, including $4 million of expense associated with unlocking and model changes. In 2012, the fair value of the variable annuity guaranteed living benefits liability decreased nearly $1 billion and the nonperformance credit spread was reduced. During this period, hedging management produced a loss and there was an increase in expense due to the reduction in credit spread. In 2011, the fair value of the variable annuity guaranteed living benefits liability increased over $1 billion and the nonperformance credit spread increased. Hedging management decisions and results in 2011 drove a gross expense that was materially offset by nonperformance credit spread movement for that fiscal year. Benefits, claims, losses and settlement expenses for 2012 included a $28 million benefit from unlocking and model changes primarily reflecting a $50 million benefit from an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods, partially offset by lower bond fund returns related to liabilities for the life contingent benefits associated with GMWB. Benefits, claims, losses and settlement expenses for 2011 included a $40 million benefit from unlocking and model changes, primarily reflecting a positive impact from enhancements made to the valuation of variable annuities with living benefits. The market impact on DSIC was a benefit of $7 million in 2012 compared to an expense of $2 million in 2011 as a result of favorable equity and bond fund returns in 2012 compared to unfavorable equity markets in 2011.

Amortization of DAC decreased $111 million, or 28%, compared to the prior year primarily due to the DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization), as well as the impact of unlocking and model changes and the market impact on amortization of DAC. The DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) was a benefit of $69 million in 2012, including a $4 million benefit associated with unlocking and model changes, compared to a benefit of $5 million in 2011. Amortization of DAC for 2012 included a $23 million expense from unlocking and model changes, primarily reflecting a decrease in income earned on assets due to the low interest rate environment compared to the interest credited to the contractholders, which in many instances are at their minimum guarantees ("spread compression"), and lower bond fund growth rates, partially offset by a benefit from improved policyholder persistency and lowered mortality assumption. The impact of unlocking and model changes for 2012 included a $9 million expense for the DAC offset to the adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods. Amortization of DAC for 2011 included a $38 million expense from unlocking and model changes primarily driven by spread compression, partially offset by a benefit from improved policyholder persistency. The market impact on DAC was a benefit of $24 million in 2012 compared to an expense of $9 million in the prior year as a result of favorable equity and bond fund returns in 2012 compared to unfavorable equity markets in 2011.

Interest and debt expense decreased $41 million, or 13%, compared to the prior year due to a decrease in interest expense on debt of CIEs primarily driven by lower debt balances.

Income Taxes

Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 27.1% for the year ended December 31, 2012, compared to 26.1% for the prior year. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 24.5% for the year ended December 31, 2012, compared to 24.3% for the prior year.

In the fourth quarter of 2012, we recorded a $16 million decrease to tax expense for an out-of-period correction related to the review of our deferred tax balance. In the second quarter of 2012, we recorded a $32 million increase to tax expense for an out-of-period correction of a tax item related to securities lending activities.

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

Results of Operations by Segment

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Operating earnings should not be viewed as a substitute for GAAP income from continuing operations before income tax provision. We believe the presentation of segment operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 25 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of operating earnings.

The following table presents summary financial information by segment:

	Years Ended December 31,
	2012	2011
	(in millions)
Advice & Wealth Management
Net revenues	$3,873	$3,713
Expenses	3,430	3,307

Operating earnings	$443	$406

Asset Management
Net revenues	$2,891	$2,897
Expenses	2,334	2,369

Operating earnings	$557	$528

Annuities
Net revenues	$2,524	$2,630
Expenses	1,957	2,005

Operating earnings	$567	$625

Protection
Net revenues	$2,088	$2,069
Expenses	1,690	1,683

Operating earnings	$398	$386

Corporate & Other
Net revenues	$20	$3
Expenses	290	244

Operating loss	$(270)	$(241)

The following table presents the segment pretax operating impacts on our revenues and expenses attributable to unlocking and model changes:

	Years Ended December 31,
	2012		2011
Segment Pretax Operating Increase (Decrease)	Annuities	Protection	Annuities	Protection
	(in millions)
Other revenues	$—	$(41)	$—	$(20)
Benefits, claims, losses and settlement expenses	(32)	(14)	(40)	(4)
Amortization of DAC	41	(14)	39	(1)
Interest credited to fixed accounts	2	—	—	—

Total expenses	11	(28)	(1)	(5)

Total	$(11)	$(13)	$1	$(15)

The operating impact of unlocking and model changes for 2012 included a $43 million benefit, net of DAC and DSIC amortization, from an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods.

Advice & Wealth Management

Our Advice & Wealth Management segment provides financial planning and advice, as well as full-service brokerage services, primarily to retail clients through our advisors. Our advisors have access to a diversified selection of both affiliated and non-affiliated products to help clients meet their financial needs. A significant portion of revenues in this segment is fee-based, driven by the level of client assets, which is impacted by both market movements and net asset flows. We also earn net investment income on invested assets primarily from certificate products. This segment earns revenues (distribution fees) for distributing non-affiliated products and earns intersegment revenues (distribution fees) for distributing our affiliated products and services to our retail clients. Intersegment expenses for this segment include expenses for investment management services provided by the Asset Management segment.

In addition to purchases of affiliated and non-affiliated mutual funds and other securities on a stand-alone basis, clients may purchase mutual funds, among other securities, in connection with investment advisory fee-based "wrap account" programs or services, and pay fees based on a percentage of their assets.

In January 2013, we completed the conversion of our federal savings bank subsidiary, Ameriprise Bank to a limited powers national trust bank. In 2012, all checking, savings and money market accounts and certificates of deposit were liquidated and returned to our clients, Ameriprise Bank's consumer loan portfolio, including first mortgages, home equity loans, home equity lines of credit and unsecured loans, was sold to affiliates of Ameriprise Bank, and Ameriprise Bank's credit card account portfolio was sold to Barclays Bank Delaware ("Barclays"). See additional discussion on the transition and the impact to our business in the Overview section above.

The following table presents the changes in wrap account assets for the years ended December 31:

	2012	2011
	(in billions)
Beginning balance	$103.4	$97.5
Net flows	9.6	7.3
Market appreciation (depreciation) and other	11.6	(1.4)

Ending balance	$124.6	$103.4

Average balance(1)	$115.0	$101.4
(1)
Average ending balances are calculated using a five-point average of quarter-end balances.

Wrap account assets increased $21.2 billion, or 21%, during the year ended December 31, 2012 due to net inflows of $9.6 billion and market appreciation and other of $11.6 billion. Average wrap account assets increased $13.6 billion, or 13%, compared to the prior year due to net inflows and market appreciation.

The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Years Ended December 31,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$1,737	$1,590	$147	9%
Distribution fees	1,879	1,849	30	2
Net investment income	233	261	(28)	(11)
Other revenues	64	61	3	5

Total revenues	3,913	3,761	152	4
Banking and deposit interest expense	40	48	(8)	(17)

Total net revenues	3,873	3,713	160	4

Expenses
Distribution expenses	2,324	2,203	121	5
General and administrative expense	1,106	1,104	2	—

Total expenses	3,430	3,307	123	4

Operating earnings	$443	$406	$37	9%

Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized gains or losses, increased $37 million, or 9%, to $443 million for the year ended December 31, 2012 compared to $406 million for the prior year primarily due to strong growth in wrap account assets partially offset by lower net investment income. Pretax operating margin was 11.4% for the year ended December 31, 2012 compared to 10.9% for the prior year.

Net Revenues

Net revenues exclude net realized gains or losses. Net revenues increased $160 million, or 4%, to $3.9 billion for the year ended December 31, 2012 compared to $3.7 billion for the prior year reflecting client net inflows and market appreciation, partially offset by lower net investment income. Operating net revenue per branded advisor was $396,000 for the year ended December 31, 2012, up 3% from the prior year. Total branded advisors were 9,767 at December 31, 2012 compared to 9,730 at December 31, 2011.

Management and financial advice fees increased $147 million, or 9%, to $1.7 billion for the year ended December 31, 2012 compared to $1.6 billion for the prior year driven by growth in wrap account assets. Average wrap account assets increased $13.6 billion, or 13%, to $115.0 billion for the year ended December 31, 2012 compared to the prior year due to net inflows and market appreciation. See our discussion of the changes in wrap account assets above.

Distribution fees increased $30 million, or 2%, to $1.9 billion for the year ended December 31, 2012 compared to $1.8 billion for the prior year due to higher asset-based fees driven by growth in wrap account assets.

Net investment income decreased $28 million, or 11%, to $233 million for the year ended December 31, 2012 compared to $261 million for the prior year primarily due to a lower asset earnings rate on invested assets and $6 million of additional bond discount accretion investment income in 2011 related to prior periods resulting from revisions to the accounting classification of certain structured securities.

Expenses

Total expenses increased $123 million, or 4%, to $3.4 billion for the year ended December 31, 2012 compared to $3.3 billion for the prior year due to a $121 million increase in distribution expenses driven by higher compensation due to strong growth in client assets.

Asset Management

Our Asset Management segment provides investment advice and investment products to retail, high net worth and institutional clients. Such products and services are provided on a global scale through Columbia Management and Threadneedle. Columbia Management primarily provides U.S. domestic products and services and Threadneedle primarily provides international investment products and services. We provide clients with U.S. domestic individual products through unaffiliated third party financial institutions and through our Advice & Wealth Management segment, and we provide institutional products and services through our institutional sales force. International retail products are primarily distributed through third-party financial institutions and unaffiliated financial advisors. Individual products include mutual funds, exchange-traded funds and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, individually managed accounts, collateralized loan obligations, hedge funds, collective funds and property funds. Collateralized loan obligations and hedge funds are classified as alternative assets. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. We may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. In addition to the products and services provided to third-party clients, management teams serving our Asset Management segment provide all intercompany asset management services for Ameriprise Financial subsidiaries. The fees for such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management, Annuities and Protection segments.

On April 30, 2010, we completed the acquisition of the long-term asset management business of the Columbia Management Group from Bank of America. The acquisition significantly enhanced the capabilities of the Asset Management segment by increasing its scale, broadening its retail and institutional distribution capabilities and strengthening and diversifying its lineup of retail and institutional products. The integration of the Columbia Management business, which was completed in the second quarter of 2012, involved organizational changes to our portfolio management and analytical teams and to our operational, compliance, sales and marketing support staffs. This integration also involved the streamlining of our U.S. domestic product offerings. As a result of the integration, we combined RiverSource Investments, our legacy U.S. asset management business, with Columbia Management, under the Columbia brand. Total U.S. retail assets and number of funds under the Columbia brand as of December 31, 2012 were $216.3 billion and 205 funds, respectively.

From time to time, fee waivers have been provided to the Columbia Money Market Funds (the "Funds") by Columbia Management and certain other subsidiaries performing services for the Funds for the purposes of reducing the expenses charged to a Fund in a given period to maintain or improve a Fund's net yield in that period. Our subsidiaries may enter into contractual arrangements with the Funds identifying the specific fees to be waived and/or expenses to be reimbursed, as well as the time period for which such waivers will apply. In aggregate, we voluntarily waived fees of $11 million and $14 million for the years ended December 31, 2012 and 2011, respectively.

Threadneedle remains our primary international investment management platform. Threadneedle manages seven OEICs and one SICAV offering. The seven OEICs are Threadneedle Investment Funds ICVC ("TIF"), Threadneedle Specialist Investment Funds ICVC ("TSIF"), Threadneedle Focus Investment Funds ("TFIF"), Threadneedle Portfolio Advantage Funds ("TPAF"), Threadneedle Investment Funds ICVC II ("TIF II"), Threadneedle Investment Funds ICVC III ("TIF III") and Threadneedle Investment Funds ICVC IV ("TIF IV"). TIF, TSIF, TFIF, TPAF, TIF II, TIF III and TIF IV are structured as umbrella companies with a total of 71 (33, 14, 2, 2, 6, 8 and 6, respectively) sub funds covering the world's bond and equity markets. The SICAV is the Threadneedle (Lux) SICAV ("T(Lux)"). T(Lux) is structured as an umbrella company with a total of 30 sub funds covering the world's bond, commodities and equity markets. In addition, Threadneedle manages 13 unit trusts, 10 of which invest into the OEICs, ten property unit trusts and one property fund of funds.

The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of December 31, 2012 and 2011:

Columbia

Mutual Fund Rankings in top 2 Lipper Quartiles

			2012	2011
Domestic Equity	Equal weighted	1 year	67%	37%
		3 year	53%	48%
		5 year	54%	61%
	Asset weighted	1 year	71%	38%
		3 year	72%	39%
		5 year	73%	58%
International Equity	Equal weighted	1 year	55%	61%
		3 year	44%	65%
		5 year	60%	50%
	Asset weighted	1 year	20%	71%
		3 year	19%	77%
		5 year	80%	65%
Taxable Fixed Income	Equal weighted	1 year	67%	85%
		3 year	75%	55%
		5 year	79%	68%
	Asset weighted	1 year	72%	93%
		3 year	87%	64%
		5 year	83%	73%
Tax Exempt Fixed Income	Equal weighted	1 year	90%	95%
		3 year	100%	85%
		5 year	100%	95%
	Asset weighted	1 year	93%	85%
		3 year	100%	84%
		5 year	100%	99%
Asset Allocation Funds	Equal weighted	1 year	60%	86%
		3 year	85%	48%
		5 year	85%	57%
	Asset weighted	1 year	81%	85%
		3 year	91%	79%
		5 year	91%	88%
Number of funds with 4 or 5 Morningstar star ratings		Overall	51	52
		3 year	56	46
		5 year	44	49
Percent of funds with 4 or 5 Morningstar star ratings		Overall	46%	44%
		3 year	50%	39%
		5 year	42%	44%
Percent of assets with 4 or 5 Morningstar star ratings		Overall	66%	59%
		3 year	52%	40%
		5 year	57%	42%

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

Aggregated data includes all Columbia branded mutual funds.

Threadneedle

Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark

			2012	2011
Equity	Equal weighted	1 year	75%	65%
		3 year	80%	72%
		5 year	84%	86%
	Asset weighted	1 year	78%	68%
		3 year	93%	76%
		5 year	94%	86%
Fixed Income	Equal weighted	1 year	83%	69%
		3 year	76%	77%
		5 year	91%	82%
	Asset weighted	1 year	60%	69%
		3 year	59%	75%
		5 year	98%	97%
Allocation (Managed) Funds	Equal weighted	1 year	67%	33%
		3 year	67%	67%
		5 year	83%	100%
	Asset weighted	1 year	77%	14%
		3 year	77%	49%
		5 year	86%	100%

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

The following table presents the ending balances and average managed assets:

	December 31,				Average(1) December 31,
	2012	2011	Change		2012	2011	Change
	(in billions)				(in billions)
Columbia managed assets	$330.4	$326.1	$4.3	1%	$334.5	$346.3	$(11.8)	(3)%
Threadneedle managed assets	127.8	113.6	14.2	13	121.0	106.6	14.4	14
Less: Sub-advised eliminations	(2.8)	(4.2)	1.4	33	(3.4)	(4.5)	1.1	24

Total managed assets	$455.4	$435.5	$19.9	5%	$452.1	$448.4	$3.7	1%

(1)
Average ending balances are calculated using a five-point average of quarter-end balances.

The following table presents managed asset net flows:

	Years Ended December 31,
	2012	2011	Change
	(in billions)
Columbia managed asset net flows	$(18.6)	$(16.7)	$(1.9)	(11)%
Threadneedle managed asset net flows(1)	(1.9)	10.6	(12.5)	NM
Less: Sub-advised eliminations(1)	1.8	(0.8)	2.6	NM

Total managed asset net flows	$(18.7)	$(6.9)	$(11.8)	NM

(1)
Threadneedle net flows in Q2 2012 include $1.2 billion of outflows primarily due to a change in subadvisory relationship between Threadneedle and Columbia. These outflows are eliminated at the segment level.

NM
Not Meaningful.

The following table presents managed assets by type:

	December 31,
	2012	2011	Change
	(in billions)
Equity	$224.1	$209.9	$14.2	7%
Fixed income	205.2	196.5	8.7	4
Money market	6.5	7.5	(1.0)	(13)
Alternative	6.7	9.3	(2.6)	(28)
Hybrid and other	12.9	12.3	0.6	5

Total managed assets by type	$455.4	$435.5	$19.9	5%

The following tables present the changes in Columbia and Threadneedle managed assets:

	Years Ended December 31,
	2012	2011
	(in billions)
Columbia Managed Assets Rollforward
Retail Funds
Beginning assets	$204.8	$218.5
Mutual fund inflows	38.2	39.2
Mutual fund outflows	(53.6)	(48.6)
Net VP/VIT fund flows	—	1.6

Net new flows	(15.4)	(7.8)
Reinvested dividends	6.0	4.7

Net flows	(9.4)	(3.1)
Distributions	(7.5)	(6.2)
Market appreciation (depreciation) and other(1)	28.4	(4.4)

Total ending assets	216.3	204.8

Institutional
Beginning assets	73.3	89.4
Inflows	17.5	18.4
Outflows	(24.0)	(30.2)

Net flows	(6.5)	(11.8)
Market appreciation (depreciation) and other(2)	5.6	(4.3)

Total ending assets	72.4	73.3

Alternative
Beginning assets	8.1	10.0
Inflows	0.7	0.5
Outflows	(3.4)	(2.3)

Net flows	(2.7)	(1.8)
Market appreciation (depreciation) and other	0.3	(0.1)

Total ending assets	5.7	8.1

Affiliated General Account Assets	36.1	40.0
Other and Eliminations	(0.1)	(0.1)

Total Columbia managed assets	$330.4	$326.1

Total Columbia net flows	$(18.6)	$(16.7)

(1)
Included in Market appreciation (depreciation) and other in Q2 2012 are $3 billion due to the transfer of Active Diversified Portfolio assets from non-proprietary to proprietary funds.

(2)
Included in Market appreciation (depreciation) and other in Q4 2011 are ($4.7) billion due to the transfer of assets from Separately Managed Accounts (SMAs) to Unified Managed Accounts (UMAs).

	Years Ended December 31,
	2012	2011
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$31.8	$33.4
Mutual fund inflows	16.0	17.1
Mutual fund outflows(2)	(13.8)	(16.5)

Net new flows	2.2	0.6
Reinvested dividends	0.1	0.2

Net flows	2.3	0.8
Distributions	(0.5)	(0.6)
Market appreciation (depreciation)	3.2	(2.4)
Foreign currency translation(1)	1.6	(0.2)
Other	0.7	0.8

Total ending assets	39.1	31.8

Institutional
Beginning assets	80.6	70.9
Inflows	9.1	21.7
Outflows	(13.2)	(11.7)

Net flows	(4.1)	10.0
Market appreciation (depreciation)	4.9	(1.9)
Foreign currency translation(1)	3.7	(0.4)
Other	2.5	2.0

Total ending assets	87.6	80.6

Alternative
Beginning assets	1.2	1.3
Inflows	0.1	0.3
Outflows	(0.2)	(0.5)

Net flows	(0.1)	(0.2)
Market depreciation	—	(0.1)
Foreign currency translation(1)	—	—
Other	—	0.2

Total ending assets	1.1	1.2

Total Threadneedle managed assets	$127.8	$113.6

Total Threadneedle net flows	$(1.9)	$10.6

(1)
Amounts represent British Pound to US dollar conversion.

(2)
Retail fund outflows in Q2 2012 included $1.2 billion primarily due to a change in subadvisory relationship between Threadneedle and Columbia. These outflows are eliminated at the segment level.

Total segment AUM increased $19.9 billion, or 5%, during the year ended December 31, 2012 due to an increase in both Columbia and Threadneedle managed assets.

Columbia managed assets increased $4.3 billion, or 1%, in 2012 due to market appreciation, partially offset by net outflows. Columbia retail funds increased $11.5 billion, or 6%, in 2012 due to market appreciation, partially offset by net outflows. Columbia retail fund net outflows of $9.4 billion in 2012 included $4.2 billion of previously announced outflows in former parent company portfolios, $2.1 billion of outflows in New York 529 program assets, $2.6 billion of outflows in our Value and Restructuring fund where there was a manager retirement earlier this year and $2.8 billion of outflows with a third-party sub-advisor. In retail mutual funds, we saw similar trends to others in the industry including activity in the last part of the year influenced by investors' desire to lock in capital gains ahead of an anticipated increase in the capital gains tax rate, economic uncertainty and continued allocation away from actively managed equities.

Columbia institutional AUM decreased $0.9 billion, or 1%, in 2012 due to net outflows, partially offset by market appreciation. Columbia institutional net outflows of $6.5 billion in 2012 included $2.1 billion of previously announced outflows in former parent company portfolios, as well as $0.7 billion of outflows related to a large institutional client and $0.5 billion of outflows in our Value and Restructuring strategy. We also saw a few institutional clients change their investment objectives or make changes to re-balance their portfolios which contributed to outflows in the fourth quarter. We are taking steps to add products to these platforms to help us retain these assets if these trends continue.

Columbia alternative AUM decreased $2.4 billion, or 30%, in 2012 due to net outflows of $2.7 billion primarily driven by outflows related to the termination of a hedge fund portfolio manager in the third quarter of 2012 and subsequent closing of the fund he managed.

We continue to manage for profitable flows and will make changes that may impact flows to improve the overall economics. These may include changing the share classes we offer in various distribution channels or altering fee structures. This may result in outflows in 2013 as these changes go into effect, however it would have a nominal impact on margins as we move to more attractive arrangements.

Threadneedle managed assets increased $14.2 billion, or 13%, during the year ended December 31, 2012 due to market appreciation, as well as a positive impact from foreign currency translation. Threadneedle retail funds increased $7.3 billion, or 23%, in 2012 due to market appreciation of $3.2 billion, net inflows of $2.3 billion, and a $1.6 billion positive impact from foreign currency translation. Threadneedle institutional AUM increased $7.0 billion, or 9%, in 2012 due to market appreciation of $4.9 billion and a $3.7 billion positive impact from foreign currency translation, partially offset by net outflows of $4.1 billion. Threadneedle institutional net outflows included $3.8 billion of outflows from a closed book of insurance assets and $0.9 billion from the retender of low margin pension assets, partially offset by inflows from institutional mandates from clients in the Middle East and Africa.

Investment performance in equity and fixed income portfolios across Columbia and Threadneedle continues to be strong. Like others in the industry, we continued to see inflows in fixed income and outflows in equity.

Average segment AUM increased $3.7 billion, or 1%, from the prior year due to market appreciation, partially offset by net outflows.

The following table presents the results of operations of our Asset Management segment on an operating basis:

	Years Ended December 31,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$2,420	$2,434	$(14)	(1)%
Distribution fees	442	450	(8)	(2)
Net investment income	19	11	8	73
Other revenues	12	5	7	NM

Total revenues	2,893	2,900	(7)	—
Banking and deposit interest expense	2	3	(1)	(33)

Total net revenues	2,891	2,897	(6)	—

Expenses
Distribution expenses	1,105	1,095	10	1
Amortization of deferred acquisition costs	16	19	(3)	(16)
General and administrative expense	1,213	1,255	(42)	(3)

Total expenses	2,334	2,369	(35)	(1)

Operating earnings	$557	$528	$29	5%

NM
Not Meaningful.

Our Asset Management segment pretax operating earnings, which exclude net realized gains or losses and integration charges, increased $29 million, or 5%, to $557 million for the year ended December 31, 2012 compared to $528 million for the prior year reflecting equity market appreciation, higher performance fees and continued expense management, partially offset by the impact of net outflows and the industry shift in flows from equity to fixed income, which has a lower fee structure, and a favorable $11 million net impact from the liquidation of a CDO in the prior year.

Net Revenues

Net revenues were essentially flat at $2.9 billion for the year ended December 31, 2012 compared to the prior year.

Management and financial advice fees decreased $14 million, or 1%, to $2.4 billion for the year ended December 31, 2012 compared to the prior year primarily due to net outflows and the impact of the industry shift in flows from equity to fixed income, which has a lower fee structure, and a $9 million gain on the liquidation of a CDO in the prior year, partially offset by equity market appreciation and a $36 million increase in performance fees. Average assets under management increased 1% compared to the prior year driven by equity market appreciation, partially offset by net outflows. See our discussion above on the changes in assets under management.

Expenses

Total expenses, which exclude integration charges, decreased $35 million, or 1%, to $2.3 billion for the year ended December 31, 2012 compared to $2.4 billion for the prior year primarily due to a decrease in general and administrative expense.

General and administrative expense, which excludes integration charges, decreased $42 million, or 3%, to $1.2 billion for the year ended December 31, 2012 compared to $1.3 billion for the prior year primarily due to continued expense controls, partially offset by an increase of approximately $19 million related to higher performance fee-related compensation.

Annuities

Our Annuities segment provides variable and fixed annuity products of RiverSource Life companies to individual clients. We provide our variable annuity products through our advisors, and fixed annuity products are provided through both affiliated and unaffiliated advisors and financial institutions. Revenues for our variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for our fixed annuity products are primarily earned as net investment income on assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. We also earn net investment income on owned assets supporting reserves for immediate annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Intersegment revenues for this segment reflect fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of variable insurance trust funds ("VIT Funds") under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment.

The following table presents the results of operations of our Annuities segment on an operating basis:

	Years Ended December 31,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$648	$622	$26	4%
Distribution fees	317	312	5	2
Net investment income	1,132	1,279	(147)	(11)
Premiums	118	161	(43)	(27)
Other revenues	309	256	53	21

Total revenues	2,524	2,630	(106)	(4)
Banking and deposit interest expense	—	—	—	—

Total net revenues	2,524	2,630	(106)	(4)

Expenses
Distribution expenses	395	400	(5)	(1)
Interest credited to fixed accounts	688	714	(26)	(4)
Benefits, claims, losses and settlement expenses	419	405	14	3
Amortization of deferred acquisition costs	229	264	(35)	(13)
Interest and debt expense	2	1	1	NM
General and administrative expense	224	221	3	1

Total expenses	1,957	2,005	(48)	(2)

Operating earnings	$567	$625	$(58)	(9)%

NM
Not Meaningful.

Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization), decreased $58 million, or 9%, to $567 million for the year ended December 31, 2012 compared to $625 million for the prior year primarily due to a decline in net investment income and an unfavorable impact from unlocking and model changes, partially offset by the market impact on DAC and DSIC, lower interest credited to fixed accounts and higher fee revenues. Results for 2011 included $34 million of additional bond discount accretion investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities, net of DAC and DSIC amortization. The impact of unlocking and model changes was a decrease to pretax operating income of $11 million in 2012 compared to an increase of $1 million in the prior year. The impact of unlocking and model changes for 2012 included a $43 million benefit, net of DAC and DSIC amortization, from an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods. This revision aligns the model to more accurately reflect best estimate assumptions for living benefit utilization going forward. The market impact on DAC and DSIC was a benefit of $29 million in 2012 compared to an expense of $10 million in the prior year.

RiverSource variable annuity account balances increased 9% to $68.1 billion at December 31, 2012 compared to the prior year driven by market appreciation. Variable annuity net outflows of $457 million in 2012 reflected the closed book of annuities previously sold through third parties and $511 million of net inflows in the Ameriprise channel. RiverSource fixed annuity account balances declined 3% to $13.8 billion due to ongoing net outflows resulting from low client demand given current interest rates.

Net Revenues

Net revenues, which exclude net realized gains or losses, decreased $106 million, or 4%, to $2.5 billion for the year ended December 31, 2012 compared to $2.6 billion for the prior year primarily due to decreases in net investment income and premiums, partially offset by higher management fees and higher fees from variable annuity guarantees.

Management and financial advice fees increased $26 million, or 4%, to $648 million for the year ended December 31, 2012 compared to $622 million for the prior year due to higher fees on variable annuities driven by higher separate account balances. Average variable annuities contract accumulation values increased $2.9 billion, or 5%, from the prior year due to market appreciation.

Net investment income, which excludes net realized gains or losses, decreased $147 million, or 11%, to $1.1 billion for the year ended December 31, 2012 compared to $1.3 billion for the prior year due to a decrease in investment income on fixed maturities driven by low interest rates impacting both the variable and fixed businesses and $37 million of additional bond discount accretion investment income recognized in 2011 related to prior periods resulting from revisions to the accounting classification of certain structured securities.

Premiums decreased $43 million, or 27%, to $118 million for the year ended December 31, 2012 compared to $161 million for the prior year due to lower sales of immediate annuities with life contingencies. The decrease in premiums from lower sales of immediate annuities with life contingencies was mostly offset by lower related expenses.

Other revenues increased $53 million, or 21%, to $309 million for the year ended December 31, 2012 compared to $256 million for the prior year due to higher fees from variable annuity guarantees driven by higher volumes and higher fee rates.

Expenses

Total expenses, which exclude the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) decreased $48 million, or 2%, to $2.0 billion for the year ended December 31, 2012 compared to the prior year primarily due to a decrease in expenses from lower sales and the market impact on DAC and DSIC, partially offset by the impact of unlocking and model changes.

Interest credited to fixed accounts decreased $26 million, or 4%, to $688 million for the year ended December 31, 2012 compared to $714 million for the prior year driven by a lower average crediting rate on interest sensitive fixed annuities and lower average fixed annuity account balances. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.6% for the year ended December 31, 2012 compared to 3.7% for the prior year. Average fixed annuities contract accumulation values decreased $234 million, or 2%, to $14.0 billion for the year ended December 31, 2012 compared to the prior year due to outflows. Fixed annuities remain in net outflows due to low client demand given existing interest rates.

Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization), increased $14 million, or 3%, to $419 million for the year ended December 31, 2012 compared to $405 million for the prior year primarily due to the impact of unlocking and model changes, as well as higher reserve funding related to higher fees from variable annuity guarantees, partially offset by the market impact to DSIC and lower reserve increases resulting from lower sales of immediate annuities with life contingencies. Benefits, claims, losses and settlement expenses in 2012 included a $32 million benefit from unlocking and model changes primarily reflecting a $53 million benefit from an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods, partially offset by lower bond fund returns related to liabilities for the life contingent benefits associated with GMWB. Benefits, claims, losses and settlement expenses in 2011 included a $40 million benefit from unlocking and model changes, primarily reflecting a positive impact from enhancements made to the valuation of variable annuities with living benefits. The market impact to DSIC was a benefit of $7 million in 2012 compared to an expense of $2 million in the prior year as a result of favorable equity and bond fund returns in 2012 compared to unfavorable equity markets in 2011.

Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, decreased $35 million, or 13%, to $229 million for the year ended December 31, 2012 compared to $264 million for the prior year primarily due to the market impact on DAC. The market impact on DAC was a benefit of $22 million in 2012 compared to an expense of $8 million in the prior year as a result of favorable equity and bond fund returns in 2012 compared to unfavorable equity markets in 2011. Amortization of DAC in 2012 included a $41 million expense from unlocking and model changes, primarily reflecting spread compression and lower bond fund growth rates, partially offset by a benefit from improved policyholder persistency. The impact of unlocking and model changes for 2012 included a

$10 million expense for the DAC offset to the adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods. Amortization of DAC in 2011 included a $39 million expense from unlocking and model changes primarily driven by spread compression, partially offset by a benefit from improved policyholder persistency.

Protection

Our Protection segment offers a variety of products to address the protection and risk management needs of our retail clients including life, disability income and property-casualty insurance. Life and disability income products are primarily provided through our advisors. Our property-casualty products are sold primarily through affinity relationships. We issue insurance policies through our life insurance subsidiaries and the Property Casualty companies. The primary sources of revenues for this segment are premiums, fees and charges we receive to assume insurance-related risk. We earn net investment income on owned assets supporting insurance reserves and capital supporting the business. We also receive fees based on the level of assets supporting VUL separate account balances. This segment earns intersegment revenues from fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the VUL contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment.

The following table presents the results of operations of our Protection segment on an operating basis:

	Years Ended December 31,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$55	$56	$(1)	(2)%
Distribution fees	91	95	(4)	(4)
Net investment income	430	426	4	1
Premiums	1,121	1,076	45	4
Other revenues	392	417	(25)	(6)

Total revenues	2,089	2,070	19	1
Banking and deposit interest expense	1	1	—	—

Total net revenues	2,088	2,069	19	1

Expenses
Distribution expenses	67	62	5	8
Interest credited to fixed accounts	143	142	1	1
Benefits, claims, losses and settlement expenses	1,093	1,085	8	1
Amortization of deferred acquisition costs	110	119	(9)	(8)
General and administrative expense	277	275	2	1

Total expenses	1,690	1,683	7	—

Operating earnings	$398	$386	$12	3%

Our Protection segment pretax operating income, which excludes net realized gains or losses, increased $12 million, or 3%, to $398 million for the year ended December 31, 2012, compared to $386 million for the prior year driven by higher auto and home earnings.

Net Revenues

Net revenues, which exclude net realized gains or losses, increased $19 million, or 1%, to $2.1 billion for the year ended December 31, 2012 compared to the prior year due to growth in auto and home premiums, partially offset by the impact of unlocking.

Premiums increased $45 million, or 4%, to $1.1 billion for the year ended December 31, 2012 compared to the prior year due to growth in auto and home premiums driven by higher volumes. Auto and home policy counts increased 9% year-over-year.

Other revenues decreased $25 million, or 6%, to $392 million for the year ended December 31, 2012 compared to $417 million for the prior year due to a $41 million unfavorable impact from unlocking in 2012 compared to a $20 million unfavorable impact in the prior year. The primary driver of the unlocking impact to other revenues in both years was lower projected gains on reinsurance contracts resulting from favorable mortality experience.

Expenses

Total expenses increased $7 million to $1.7 billion for the year ended December 31, 2012 compared to the prior year.

Benefits, claims, losses and settlement expenses increased $8 million, or 1%, to $1.1 billion for the year ended December 31, 2012 compared to the prior year due to higher expenses related to our auto and home business, partially offset by a $14 million benefit from unlocking and model changes in 2012 primarily due to favorable mortality experience compared to a $4 million benefit in the prior year, as well as a $9 million benefit from a life insurance reserve release in 2012. Benefits, claims, losses and settlement expenses related to our auto and home business increased $28 million compared to the prior year primarily due to premium growth, as well as higher catastrophe losses. Auto and home catastrophe losses in 2012 were $55 million, including $20 million from Superstorm Sandy, compared to $45 million in 2011.

Amortization of DAC decreased $9 million, or 8%, to $110 million for the year ended December 31, 2012 compared to $119 million for the prior year due to a $14 million benefit from unlocking and model changes in 2012 primarily due to lowered mortality assumption compared to a $1 million benefit in the prior year.

Corporate & Other

Our Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment also includes revenues and expenses of CIEs, which are excluded on an operating basis.

The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Years Ended December 31,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$(1)	$(1)	$—	—
Distribution fees	1	—	1	NM
Net investment income (loss)	9	(27)	36	NM
Other revenues	10	30	(20)	(67)%

Total revenues	19	2	17	NM
Banking and deposit interest expense	(1)	(1)	—	—

Total net revenues	20	3	17	NM

Expenses
Distribution expenses	—	1	(1)	NM
Interest and debt expense	94	95	(1)	(1)
General and administrative expense	196	148	48	32

Total expenses	290	244	46	19

Operating loss	$(270)	$(241)	$(29)	(12)%

NM
Not Meaningful.

Our Corporate & Other segment pretax operating loss excludes net realized gains or losses, the impact of consolidating CIEs and restructuring charges. Our Corporate & Other segment pretax operating loss was $270 million for the year ended December 31, 2012 compared to $241 million for the prior year.

Net revenues, which exclude revenues or losses of CIEs, net realized gains or losses and restructuring charges, increased $17 million to $20 million for the year ended December 31, 2012 compared to $3 million for the prior year. Net investment income, which excludes net investment income or loss of the CIEs, net realized gains or losses and restructuring charges, was $9 million for the year ended December 31, 2012 compared to a loss of $27 million for the prior year primarily reflecting a volume-driven increase in interest income and $7 million of lower losses on our affordable housing partnerships. Other revenues decreased $20 million, or 67%, to $10 million for the year ended December 31, 2012 compared to $30 million for the prior year due to a $27 million gain on an interest rate hedge put in place in anticipation of issuing debt that was reclassified from accumulated other comprehensive income into earnings in 2011.

Total expenses, which exclude expenses of CIEs and restructuring charges, increased $46 million, or 19%, to $290 million for the year ended December 31, 2012 compared to $244 million for the prior year due to an increase in general and administrative expense driven by higher severance expense, compensation related accruals and investment spending, partially offset by a $15 million benefit from a settlement with a third-party service provider.

Consolidated Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table presents our consolidated results of operations:

	Years Ended December 31,
	2011	2010	Change
	(in millions)
Revenues
Management and financial advice fees	$4,537	$3,784	$753	20%
Distribution fees	1,573	1,447	126	9
Net investment income	2,046	2,309	(263)	(11)
Premiums	1,220	1,179	41	3
Other revenues	863	863	—	—

Total revenues	10,239	9,582	657	7
Banking and deposit interest expense	47	70	(23)	(33)

Total net revenues	10,192	9,512	680	7

Expenses
Distribution expenses	2,559	2,135	424	20
Interest credited to fixed accounts	856	909	(53)	(6)
Benefits, claims, losses and settlement expenses	1,557	1,750	(193)	(11)
Amortization of deferred acquisition costs	397	114	283	NM
Interest and debt expense	317	290	27	9
General and administrative expense	3,059	2,845	214	8

Total expenses	8,745	8,043	702	9
Income from continuing operations before income tax provision	1,447	1,469	(22)	(1)
Income tax provision	377	293	84	29

Income from continuing operations	1,070	1,176	(106)	(9)
Loss from discontinued operations, net of tax	(60)	(24)	(36)	NM

Net income	1,010	1,152	(142)	(12)
Less: Net income (loss) attributable to noncontrolling interests	(106)	163	(269)	NM

Net income attributable to Ameriprise Financial	$1,116	$989	$127	13%

NM
Not Meaningful.

Overall

Income from continuing operations before income tax provision decreased $22 million, or 1%, compared to the prior year reflecting a $269 million decrease in net income attributable to noncontrolling interests, which was mostly offset by a $247 million increase in pretax income attributable to Ameriprise Financial. The decrease in net income attributable to noncontrolling interests was primarily driven by a $184 million decline in net investment income of CIEs. The increase in pretax income attributable to Ameriprise Financial was driven by an increase in assets under management primarily due to the Columbia Management Acquisition, net inflows in wrap account assets and market appreciation, partially offset by the negative impact of the low interest rate environment and higher general and administrative expense.

The market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) was a decrease to pretax earnings of $62 million for the year ended December 31, 2011, which included a $4 million negative impact associated with unlocking. This compares to a decrease of $19 million for the prior year, which included a $27 million benefit associated with unlocking. The market impact on DAC and DSIC was an expense of $11 million for the year ended December 31, 2011 compared to a benefit of $20 million for the prior year.

The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking and model changes for the year ended December 31:

Pretax Increase (Decrease)	2011	2010
	(in millions)
Other revenues	$(20)	$(20)
Benefits, claims, losses and settlement expenses	(40)	263
Amortization of DAC	38	(197)

Total expenses	(2)	66

Total(1)	$(18)	$(86)

(1)
Includes a $4 million expense and a $27 million benefit related to the market impact on variable annuity guaranteed living benefits for the years ended December 31, 2011 and 2010, respectively.

Loss from discontinued operations, net of tax, of $60 million for the year ended December 31, 2011 included a $77 million after-tax charge related to previously disclosed legal expenses and a $14 million after-tax gain on the sale of Securities America.

Net Revenues

Net revenues increased $680 million, or 7%, to $10.2 billion for the year ended December 31, 2011 compared to $9.5 billion for the prior year primarily due to growth in asset-based fees driven by higher assets under management, partially offset by a decrease in revenues of CIEs.

Management and financial advice fees increased $753 million, or 20%, compared to the prior year primarily due to an increase in asset-based fees driven by higher average assets under management. Average assets under management increased 23% compared to the prior year driven by the Columbia Management Acquisition, wrap account net inflows and market appreciation. The average S&P 500 Index increased 11% in 2011 compared to the prior year. In addition, management fees related to our variable annuities increased $76 million, or 14%, compared to the prior year driven by a 12% increase in average variable annuities contract accumulation values due to higher average equity markets, as well as net inflows.

Distribution fees increased $126 million, or 9%, to $1.6 billion for the year ended December 31, 2011 compared to $1.4 billion for the prior year primarily due to higher asset-based fees driven by the Columbia Management Acquisition, net inflows in wrap account assets and market appreciation, as well as increased client activity.

Net investment income decreased $263 million, or 11%, to $2.0 billion for the year ended December 31, 2011 compared to $2.3 billion for the prior year primarily due to lower net investment income of CIEs, a $29 million decrease in investment income on fixed maturity securities and a $27 million decrease in net realized gains. The decrease in investment income on fixed maturity securities was driven by lower invested assets and lower interest rates, partially offset by $43 million of additional bond discount accretion investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities in the third quarter of 2011. Net investment income of CIEs decreased $184 million compared to the prior year driven by changes in the fair value of assets and liabilities of CIEs, primarily debt and underlying syndicated loans. The decrease in invested assets compared to the prior year resulted from net outflows in certificates driven by the low interest rate environment and lower investments in annuity general account assets due to the implementation of changes to the Portfolio Navigator program in the second quarter of 2010 and lower interest sensitive fixed annuity account balances. With these changes to the Portfolio Navigator program, assets of clients participating in the program were reallocated, pursuant to their consent. This reallocation in part resulted in a shift of assets from interest bearing investments in the general account into separate accounts.

Premiums increased $41 million, or 3%, to $1.2 billion for the year ended December 31, 2011 compared to the prior year primarily due to growth in auto and home premiums driven by higher volumes, as well as higher sales of immediate annuities with life contingencies. Auto and home policy counts increased 7% period-over-period.

Other revenues remained flat at $863 million for the year ended December 31, 2011 compared to the prior year as a decrease in other revenues of CIEs was offset by higher fees from variable annuity guarantees driven by higher in-force amounts. During the second quarter of 2011, we reclassified from accumulated other comprehensive income into earnings a $27 million gain on an interest rate hedge put in place in anticipation of issuing debt between December 2010 and June 2011. Other revenues for the year ended December 31, 2010 included a $25 million benefit from payments related to the Reserve Funds matter in the first quarter of 2010.

Banking and deposit interest expense decreased $23 million, or 33%, to $47 million for the year ended December 31, 2011 compared to $70 million for the prior year primarily due to lower certificate balances, as well as a decrease in crediting rates on certificate products.

Expenses

Total expenses increased $702 million, or 9%, to $8.7 billion for the year ended December 31, 2011 compared to $8.0 billion for the prior year primarily due to increases in distribution expenses and general and administrative expense.

Distribution expenses increased $424 million, or 20%, to $2.6 billion for the year ended December 31, 2011 compared to $2.1 billion for the prior year as a result of the Columbia Management Acquisition, as well as higher advisor compensation from business growth.

Interest credited to fixed accounts decreased $53 million, or 6%, to $856 million for the year ended December 31, 2011 compared to $909 million for the prior year driven by lower average variable annuities fixed sub-account balances and a lower average crediting rate on interest sensitive fixed annuities, as well as lower average fixed annuity account balances. Average variable annuities fixed sub-account balances decreased $580 million, or 11%, to $4.8 billion for the year ended December 31, 2011 compared to the prior year primarily due to the implementation of changes to the Portfolio Navigator program in the second quarter of 2010. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.7% for the year ended December 31, 2011 compared to 3.8% for the prior year. Average fixed annuities contract accumulation values decreased $265 million, or 2%, to $14.3 billion for the year ended December 31, 2011 compared to the prior year due to outflows.

Benefits, claims, losses and settlement expenses decreased $193 million, or 11%, to $1.6 billion for the year ended December 31, 2011 compared to $1.8 billion for the prior year. Benefits, claims, losses and settlement expenses for the year ended December 31, 2011 included a benefit of $40 million from unlocking and model changes primarily reflecting a positive impact from enhancements made to the valuation of variable annuities with living benefits compared to an expense of $263 million in 2010 primarily related to changes in policyholder surrender assumptions. The market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) was an increase to benefits, claims, losses and settlement expenses of $67 million in 2011, including $4 million of expense associated with unlocking and model changes. This compares to an increase of $9 million for 2010, including a $37 million benefit associated with unlocking and model changes. In 2011, the fair value of the variable annuity guaranteed living benefits liability increased over $1 billion and nonperformance credit spread increased. Hedging management decisions and results drove a gross expense that was materially offset by nonperformance credit spread movement. Benefits, claims, losses and settlement expenses related to our auto and home business increased from the prior year primarily due to premium growth, a $16 million increase in catastrophe losses and higher auto liability reserves. Benefits, claims, losses and settlement expenses related to our immediate annuities with life contingencies increased from the prior year due to an unfavorable change in reserves primarily driven by higher premiums. In addition, benefits, claims, losses and settlement expenses increased as a result of higher UL claims and an increase in ongoing reserve levels for UL products with secondary guarantees compared to the prior year. The market impact to DSIC was an expense of $2 million in 2011 compared to a benefit of $3 million in the prior year as a result of unfavorable equity markets in 2011 compared to improving equity markets in 2010. Benefits, claims, losses and settlement expenses for 2010 included a $21 million expense, net of DSIC, as a result of the implementation of changes to the Portfolio Navigator program.

Amortization of DAC increased $283 million to $397 million for the year ended December 31, 2011 compared to $114 million for the prior year. Amortization of DAC in 2011 included an expense of $38 million from unlocking and model changes primarily driven by a decrease in income earned on assets due to the low interest rate environment compared to the interest credited to the contractholders, which in many instances are at their minimum guarantees, partially offset by a benefit from improved policyholder persistency. In 2010, there was a $197 million benefit to amortization of DAC from unlocking and model changes, of which $107 million was due to extending annuity amortization periods. Persistency on both fixed and variable annuities improved to the point where the DAC amortization periods needed to be extended to better align the recognition of expense with revenues anticipated over the life of the business. In addition, improved persistency led to an increase in benefit costs for variable annuity guarantees which reduces profits used to amortize DAC and resulted in a decrease in amortization of DAC of $58 million in 2010. A $39 million benefit was also recognized in 2010 due to an increase in spreads. The DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) was a benefit of $5 million for the year ended December 31, 2011 compared to an expense of $10 million for the prior year which was associated with unlocking and model changes. The market impact on amortization of DAC was an expense of $9 million in 2011 compared to a benefit of $17 million in the prior year as a result of unfavorable equity markets in 2011 compared to improving equity markets in 2010. Amortization of DAC in 2010 included a benefit of $12 million as a result of the implementation of changes to the Portfolio Navigator program.

Interest and debt expense increased $27 million, or 9%, to $317 million for the year ended December 31, 2011 compared to $290 million for the prior year due to a $40 million increase in interest and debt expense of CIEs, partially offset by lower average Ameriprise Financial debt balances.

General and administrative expense increased $214 million, or 8%, to $3.1 billion for the year ended December 31, 2011 compared to $2.8 billion for the prior year primarily reflecting an additional four months of ongoing expenses from the Columbia Management Acquisition, as well as higher compensation expense and an increase in advertising and investment spending compared to the prior year.

Income Taxes

Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 26.1% for the year ended December 31, 2011, compared to 19.9% for the prior year. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 24.3% for the year ended December 31, 2011, compared to 22.5% for the prior year.

Results of Operations by Segment

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Operating earnings should not be viewed as a substitute for GAAP income from continuing operations before income tax provision. We believe the presentation of segment operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 25 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of operating earnings.

The following table presents summary financial information by segment:

	Years Ended December 31,
	2011	2010
	(in millions)
Advice & Wealth Management
Net revenues	$3,713	$3,342
Expenses	3,307	3,020

Operating earnings	$406	$322

Asset Management
Net revenues	$2,897	$2,365
Expenses	2,369	1,955

Operating earnings	$528	$410

Annuities
Net revenues	$2,630	$2,491
Expenses	2,005	2,005

Operating earnings	$625	$486

Protection
Net revenues	$2,069	$2,046
Expenses	1,683	1,637

Operating earnings	$386	$409

Corporate & Other
Net revenues	$3	$4
Expenses	244	228

Operating loss	$(241)	$(224)

The following table presents the segment pretax operating impacts on our revenues and expenses attributable to unlocking and model changes:

	Years Ended December 31,
	2011		2010
Segment Pretax Operating Increase (Decrease)	Annuities	Protection	Annuities	Protection
	(in millions)
Other revenues	$—	$(20)	$—	$(20)
Benefits, claims, losses and settlement expenses	(40)	(4)	256	44
Amortization of DAC	39	(1)	(195)	(12)
Interest credited to fixed accounts	—	—	—	—

Total expenses	(1)	(5)	61	32

Total	$1	$(15)	$(61)	$(52)

Advice & Wealth Management

The following table presents the changes in wrap account assets and average balances for the years ended December 31:

	2011	2010
	(in billions)
Beginning balance	$97.5	$81.3
Net flows	7.3	7.6
Market appreciation (depreciation) and other	(1.4)	8.6

Ending balance	$103.4	$97.5

Average balance(1)	$101.4	$87.8
(1)
Average ending balances are calculated using a five-point average of quarter-end balances.

Wrap account assets increased $5.9 billion, or 6%, to $103.4 billion at December 31, 2011 compared to the prior year due to net inflows, partially offset by market depreciation. The ending S&P 500 Index was flat in 2011 compared to 2010. Average wrap account assets increased $13.6 billion, or 15%, in 2011 compared to 2010 driven by net inflows and market appreciation. The average S&P 500 Index increased 11% in 2011 compared to 2010.

The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Years Ended December 31,
	2011	2010	Change
	(in millions)
Revenues
Management and financial advice fees	$1,590	$1,370	$220	16%
Distribution fees	1,849	1,696	153	9
Net investment income	261	272	(11)	(4)
Other revenues	61	71	(10)	(14)

Total revenues	3,761	3,409	352	10
Banking and deposit interest expense	48	67	(19)	(28)

Total net revenues	3,713	3,342	371	11

Expenses
Distribution expenses	2,203	1,954	249	13
General and administrative expense	1,104	1,066	38	4

Total expenses	3,307	3,020	287	10

Operating earnings	$406	$322	$84	26%

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

Net Revenues

Net revenues exclude net realized gains or losses. Net revenues increased $371 million, or 11%, to $3.7 billion for the year ended December 31, 2011 compared to $3.3 billion for the prior year driven by higher management and distribution fees from growth in wrap account assets and increased client activity.

Management and financial advice fees increased $220 million, or 16%, to $1.6 billion for the year ended December 31, 2011 compared to $1.4 billion for the prior year driven by growth in wrap account assets. Average wrap account assets increased $13.6 billion, or 15%, in 2011 compared to 2010 driven by net inflows and market appreciation. See our discussion of changes in wrap account assets above.

Distribution fees increased $153 million, or 9%, to $1.8 billion for the year ended December 31, 2011 compared to $1.7 billion for the prior year primarily driven by growth in wrap account assets and increased client activity.

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

Expenses

Total expenses exclude integration and restructuring charges. Total expenses increased $287 million, or 10%, to $3.3 billion for the year ended December 31, 2011 compared to $3.0 billion for the prior year primarily due to an increase in distribution expenses.

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

Asset Management

The following table presents the ending balances and average managed assets:

	December 31,				Average(1) December 31,
	2011	2010	Change		2011	2010	Change
	(in billions)				(in billions)
Columbia managed assets	$326.1	$355.5	$(29.4)	(8)%	$346.3	$266.3	$80.0	30%
Threadneedle managed assets	113.6	105.6	8.0	8	106.6	98.4	8.2	8
Less: Sub-advised eliminations	(4.2)	(4.3)	0.1	2	(4.5)	(3.9)	(0.6)	(15)

Total managed assets	$435.5	$456.8	$(21.3)	(5)%	$448.4	$360.8	$87.6	24%

(1)
Average ending balances are calculated using a five-point average of quarter-end balances.

The following table presents managed asset net flows:

	Years Ended December 31,
	2011	2010	Change
	(in billions)
Columbia managed asset net flows	$(16.7)	$(13.5)	$(3.2)	(24)%
Threadneedle managed asset net flows	10.6	(0.5)	11.1	NM
Less: Sub-advised eliminations	(0.8)	(0.1)	(0.7)	NM

Total managed asset net flows	$(6.9)	$(14.1)	$7.2	51%

NM Not Meaningful.

The following table presents managed assets by type:

	December 31,
	2011	2010	Change
	(in billions)
Equity	$209.9	$237.1	$(27.2)	(11)%
Fixed income	196.5	189.5	7.0	4
Money market	7.5	6.6	0.9	14
Alternative	9.3	11.3	(2.0)	(18)
Hybrid and other	12.3	12.3	—	—

Total managed assets by type	$435.5	$456.8	$(21.3)	(5)%

The following tables present the changes in Columbia and Threadneedle managed assets:

	Years Ended December 31,
	2011	2010
	(in billions)
Columbia Managed Assets Rollforward
Retail Funds
Beginning assets	$218.5	$76.9
Mutual fund inflows	39.2	25.8
Mutual fund outflows	(48.6)	(35.4)
Net VP/VIT fund flows	1.6	1.5

Net new flows	(7.8)	(8.1)
Reinvested dividends	4.7	2.9

Net flows	(3.1)	(5.2)
Distributions	(6.2)	(3.9)
Acquisitions	—	118.1
Market appreciation (depreciation) and other(1)	(4.4)	32.6

Total ending assets	204.8	218.5

Institutional
Beginning assets	89.4	24.2
Inflows	18.4	16.3
Outflows	(30.2)	(24.6)

Net flows	(11.8)	(8.3)
Acquisitions	—	68.4
Market appreciation (depreciation) and other(2)	(4.3)	5.1

Total ending assets	73.3	89.4

Alternative
Beginning assets	10.0	9.9
Inflows	0.5	1.2
Outflows	(2.3)	(1.2)

Net flows	(1.8)	—
Market appreciation (depreciation) and other	(0.1)	0.1

Total ending assets	8.1	10.0

Affiliated General Account Assets	40.0	37.8
Other and Eliminations	(0.1)	(0.2)

Total Columbia managed assets	$326.1	$355.5

Total Columbia net flows	$(16.7)	$(13.5)

(1)
Included in Market appreciation (depreciation) and other in Q2 2010 is $13.1 billion of Portfolio Navigator related assets sub-advised by others.

(2)
Included in Market appreciation (depreciation) and other in Q3 2010 and Q4 2011 are ($126) million and ($4.7) billion, respectively, due to the transfer of assets from SMAs to UMAs.

	Years Ended December 31,
	2011	2010
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$33.4	$29.1
Mutual fund inflows	17.1	13.6
Mutual fund outflows	(16.5)	(11.8)

Net new flows	0.6	1.8
Reinvested dividends	0.2	0.1

Net flows	0.8	1.9
Distributions	(0.6)	(0.4)
Market appreciation (depreciation)	(2.4)	3.4
Foreign currency translation(1)	(0.2)	(1.1)
Other	0.8	0.5

Total ending assets	31.8	33.4

Institutional
Beginning assets	70.9	66.8
Inflows	21.7	7.9
Outflows	(11.7)	(10.1)

Net flows	10.0	(2.2)
Market appreciation (depreciation)	(1.9)	6.7
Foreign currency translation(1)	(0.4)	(2.4)
Other	2.0	2.0

Total ending assets	80.6	70.9

Alternative
Beginning assets	1.3	1.9
Inflows	0.3	0.3
Outflows	(0.5)	(0.5)

Net flows	(0.2)	(0.2)
Market depreciation	(0.1)	(0.4)
Foreign currency translation(1)	—	—
Other	0.2	—

Total ending assets	1.2	1.3

Total Threadneedle managed assets	$113.6	$105.6

Total Threadneedle net flows	$10.6	$(0.5)

(1)
Amounts represent British Pound to US dollar conversion.

Total segment AUM declined $21.3 billion, or 5%, from a year ago to $435.5 billion as of December 31, 2011, driven by a decrease in Columbia managed assets, partially offset by an increase in Threadneedle managed assets. Columbia managed assets declined $29.4 billion, or 8%, from a year ago to $326.1 billion as of December 31, 2011, due to a decrease in both retail funds and institutional funds. The decline in Columbia retail funds reflects net outflows and distributions, as well as market depreciation. Retail assets remained a significant challenge for the industry. We remained in net outflows in retail funds at Columbia partially because of weakness in sub-advised accounts as well as outflows from a few specific funds. The decline in Columbia institutional managed assets reflects net outflows and a $4.7 billion decrease due to a former parent related program sponsor that shifted assets from a traditional separately managed account platform to a model-delivery only unified managed account platform that utilizes Columbia models. While the assets were an outflow, the movement in assets was neutral to earnings. Total Columbia net outflows of $16.7 billion in 2011 included $9.0 billion of outflows of low basis point, former parent company assets. Threadneedle managed assets increased $8.0 billion, or 8%, from a year ago to $113.6 billion as of December 31, 2011 due to net inflows in institutional managed assets, partially offset by market depreciation. Threadneedle institutional net inflows of $10.0 billion in 2011 reflected approximately $14 billion from a strategic relationship with Liverpool Victoria to manage its insurance and pension fund portfolio.

Average AUM increased $87.6 billion, or 24%, in 2011 compared to 2010 primarily due to the Columbia Management Acquisition, as well as market appreciation, partially offset by net outflows. The average S&P 500 Index increased 11% in 2011 compared to 2010.

The following table presents the results of operations of our Asset Management segment on an operating basis:

	Years Ended December 31,
	2011	2010	Change
	(in millions)
Revenues
Management and financial advice fees	$2,434	$1,979	$455	23%
Distribution fees	450	358	92	26
Net investment income	11	14	(3)	(21)
Other revenues	5	15	(10)	(67)

Total revenues	2,900	2,366	534	23
Banking and deposit interest expense	3	1	2	NM

Total net revenues	2,897	2,365	532	22

Expenses
Distribution expenses	1,095	794	301	38
Amortization of deferred acquisition costs	19	20	(1)	(5)
General and administrative expense	1,255	1,141	114	10

Total expenses	2,369	1,955	414	21

Operating earnings	$528	$410	$118	29%

NM Not Meaningful.

Our Asset Management segment pretax operating income, which excludes net realized gains or losses and integration charges, increased $118 million, or 29%, to $528 million for the year ended December 31, 2011 compared to $410 million for the prior year. Earnings in 2011 reflect twelve months of Columbia Management earnings compared to eight months in the prior year, which impacted revenues and expenses.

Net Revenues

Net revenues, which exclude net realized gains or losses, increased $532 million, or 22%, to $2.9 billion for the year ended December 31, 2011 compared to $2.4 billion for the prior year driven by an increase in management and distribution fees.

Management and financial advice fees increased $455 million, or 23%, compared to the prior year primarily due to an increase in asset-based fees driven by higher average assets under management, partially offset by lower hedge fund performance fees. Average Asset Management AUM increased 24% compared to the prior year primarily due to the Columbia Management Acquisition, as well as the impact of higher average equity market levels on assets, partially offset by net outflows. The average S&P 500 Index increased 11% in 2011 compared to the prior year. Hedge fund performance fees decreased $54 million compared to the prior year.

Distribution fees increased $92 million, or 26%, to $450 million for the year ended December 31, 2011 compared to $358 million for the prior year driven by higher average assets under management.

Expenses

Total expenses, which exclude integration charges, increased $414 million, or 21%, to $2.4 billion for the year ended December 31, 2011 compared to $2.0 billion for the prior year due to an increase in distribution expenses and general and administrative expense.

Distribution expenses increased $301 million, or 38%, to $1.1 billion for the year ended December 31, 2011 compared to $794 million for the prior year driven by higher average assets under management.

General and administrative expense, which excludes integration charges, increased $114 million, or 10%, to $1.3 billion for the year ended December 31, 2011 compared to $1.1 billion for the prior year reflecting an additional four months of ongoing expenses of Columbia Management, as well as higher investment spending compared to the prior year, partially offset by lower hedge fund performance compensation.

Annuities

The following table presents the results of operations of our Annuities segment on an operating basis:

	Years Ended December 31,
	2011	2010	Change
	(in millions)
Revenues
Management and financial advice fees	$622	$546	$76	14%
Distribution fees	312	284	28	10
Net investment income	1,279	1,309	(30)	(2)
Premiums	161	150	11	7
Other revenues	256	202	54	27

Total revenues	2,630	2,491	139	6
Banking and deposit interest expense	—	—	—	—

Total net revenues	2,630	2,491	139	6

Expenses
Distribution expenses	400	365	35	10
Interest credited to fixed accounts	714	762	(48)	(6)
Benefits, claims, losses and settlement expenses	405	682	(277)	(41)
Amortization of deferred acquisition costs	264	(26)	290	NM
Interest and debt expense	1	2	(1)	(50)
General and administrative expense	221	220	1	—

Total expenses	2,005	2,005	—	—

Operating earnings	$625	$486	$139	29%

NM Not Meaningful.

Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) increased $139 million, or 29%, to $625 million for the year ended December 31, 2011 compared to $486 million for the prior year driven by an increase in net revenues.

Net Revenues

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

Net investment income, which excludes net realized gains or losses, decreased $30 million, or 2%, to $1.3 billion for the year ended December 31, 2011 compared to the prior year due to a $39 million decrease in investment income on fixed maturity securities. The decrease in investment income on fixed maturity securities reflects a decrease of approximately $36 million from lower invested assets and a decrease of approximately $38 million from lower interest rates, partially offset by $37 million of additional bond discount accretion investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities in the third quarter of 2011. The decrease in invested assets was driven by lower general account assets due to the implementation of changes to the Portfolio Navigator program in the second quarter of 2010 and lower interest sensitive fixed annuity account balances. With these changes to the Portfolio Navigator program, assets of clients participating in the program were reallocated, pursuant to their consent. This reallocation in part resulted in a shift of assets from interest bearing investments in the general account into separate accounts.

Premiums increased $11 million, or 7%, to $161 million for the year ended December 31, 2011 compared to $150 million for the prior year due to higher sales of immediate annuities with life contingencies.

Other revenues increased $54 million, or 27%, to $256 million for the year ended December 31, 2011 compared to $202 million for the prior year due to higher fees from variable annuity guarantees driven by higher in-force amounts.

Expenses

Total expenses, which exclude the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) were flat at $2.0 billion for the year ended December 31, 2011 compared to the prior year.

Distribution expenses increased $35 million, or 10%, to $400 million for the year ended December 31, 2011 compared to $365 million for the prior year primarily due to higher variable annuity compensation due to increased sales.

Interest credited to fixed accounts decreased $48 million, or 6%, to $714 million for the year ended December 31, 2011 compared to $762 million for the prior year driven by lower average variable annuities fixed sub-account balances and a lower average crediting rate on interest sensitive fixed annuities, as well as lower average fixed annuity account balances. Average variable annuities fixed sub-account balances decreased $580 million, or 11%, to $4.8 billion for the year ended December 31, 2011 compared to the prior year primarily due to the implementation of changes to the Portfolio Navigator program in the second quarter of 2010. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.7% for the year ended December 31, 2011 compared to 3.8% for the prior year. Average fixed annuities contract accumulation values decreased $265 million, or 2%, to $14.3 billion for the year ended December 31, 2011 compared to the prior year due to outflows. Fixed annuities remained in net outflows due to low client demand given existing interest rates.

Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) decreased $277 million, or 41%, to $405 million for the year ended December 31, 2011 compared to $682 million for the prior year. Benefits, claims, losses and settlement expenses in 2011 included a benefit of $40 million from unlocking and model changes primarily reflecting a positive impact from enhancements made to the valuation of variable annuities with living benefits compared to an expense of $256 million in the prior year primarily related to changes in policyholder surrender assumptions. Benefits, claims, losses and settlement expenses related to our immediate annuities with life contingencies increased from the prior year due to an unfavorable change in reserves primarily driven by higher premiums. The market impact to DSIC was an expense of $2 million in 2011 compared to a benefit of $3 million in the prior year as a result of unfavorable equity markets in 2011 compared to improving equity markets in 2010. Benefits, claims, losses and settlement expenses for the prior year included a $21 million expense, net of DSIC, as a result of the implementation of changes to the Portfolio Navigator program.

Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, increased $290 million to $264 million for the year ended December 31, 2011 compared to a benefit of $26 million for the prior year primarily due to the impact of unlocking and model changes, as well as the market impact on amortization of DAC. Amortization of DAC in 2011 included an expense of $39 million from unlocking and model changes primarily driven by a decrease in income earned on assets due to the low interest rate environment compared to the interest credited to the contractholders, which in many instances are at their minimum guarantees, partially offset by a benefit from improved policyholder persistency. In 2010, there was a $195 million benefit to amortization of DAC from unlocking and model changes, of which $107 million was due to extending annuity amortization periods. Persistency on both fixed and variable annuities improved to the point where the DAC amortization periods needed to be extended to better align the recognition of expense with revenues anticipated over the life of the business. In addition, improved persistency led to an increase in benefit costs for variable annuity guarantees which reduces profits used to amortize DAC and resulted in a decrease in amortization of DAC of $58 million in 2010. A $24 million benefit was also recognized in 2010 due to an increase in spreads. The market impact on amortization of DAC was an expense of $8 million in 2011 compared to a benefit of $13 million in the prior year as a result of unfavorable equity markets in 2011 compared to improving equity markets in 2010. Amortization of DAC in 2010 included a benefit of $9 million as a result of the implementation of changes to the Portfolio Navigator program.

Protection

The following table presents the results of operations of our Protection segment on an operating basis:

	Years Ended December 31,
	2011	2010	Change
	(in millions)
Revenues
Management and financial advice fees	$56	$54	$2	4%
Distribution fees	95	96	(1)	(1)
Net investment income	426	428	(2)	—
Premiums	1,076	1,047	29	3
Other revenues	417	422	(5)	(1)

Total revenues	2,070	2,047	23	1
Banking and deposit interest expense	1	1	—	—

Total net revenues	2,069	2,046	23	1

Expenses
Distribution expenses	62	68	(6)	(9)
Interest credited to fixed accounts	142	147	(5)	(3)
Benefits, claims, losses and settlement expenses	1,085	1,059	26	2
Amortization of deferred acquisition costs	119	110	9	8
General and administrative expense	275	253	22	9

Total expenses	1,683	1,637	46	3

Operating earnings	$386	$409	$(23)	(6)%

Our Protection segment pretax operating income, which excludes net realized gains or losses, decreased $23 million, or 6%, to $386 million for the year ended December 31, 2011, compared to $409 million for the prior year primarily due to higher claims and general and administrative expenses partially offset by higher premiums.

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

Expenses

Total expenses increased $46 million, or 3%, to $1.7 billion for the year ended December 31, 2011 compared to $1.6 billion for the prior year due to increases in benefits, claims, losses and settlement expenses, amortization of DAC and general and administrative expense.

Benefits, claims, losses and settlement expenses increased $26 million, or 2%, to $1.1 billion for the year ended December 31, 2011 compared to the prior year. Benefits, claims, losses and settlement expenses related to our auto and home business increased from the prior year primarily due to premium growth, a $16 million increase in catastrophe losses and higher auto liability reserves. In addition, benefits, claims, losses and settlement expenses increased as a result of higher UL claims and an increase in ongoing reserve levels for UL products with secondary guarantees compared to the prior year. Benefits, claims, losses and settlement expenses in 2011 included a benefit of $4 million from unlocking and model changes compared to an expense of $44 million in the prior year.

Amortization of DAC increased $9 million, or 8%, to $119 million for the year ended December 31, 2011 compared to $110 million for the prior year. Amortization of DAC in 2011 included a benefit of $1 million from unlocking and model changes compared to a benefit of $12 million in the prior year. Amortization of DAC in 2010 included a benefit of $3 million as a result of the implementation of changes to the Portfolio Navigator program. The market impact on amortization of DAC was an expense of $1 million in 2011 compared to a benefit of $4 million in the prior year as a result of unfavorable equity markets in 2011 compared to improving equity markets in 2010, which was partially offset by a decrease in DAC amortization as a result of better persistency and lower current period profits due to higher direct claims.

Corporate & Other

The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Years Ended December 31,
	2011	2010	Change
	(in millions)
Revenues
Management and financial advice fees	$(1)	$—	$(1)	NM
Net investment loss	(27)	(21)	(6)	(29)%
Other revenues	30	28	2	7

Total revenues	2	7	(5)	(71)
Banking and deposit interest expense	(1)	3	(4)	NM

Total net revenues	3	4	(1)	(25)

Expenses
Distribution expenses	1	1	—	—
Interest and debt expense	95	107	(12)	(11)
General and administrative expense	148	120	28	23

Total expenses	244	228	16	7

Operating loss	$(241)	$(224)	$(17)	(8)%

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

Total expenses, which exclude expenses of CIEs and integration and restructuring charges, increased $16 million, or 7%, to $244 million for the year ended December 31, 2011 compared to $228 million for the prior year. Interest and debt expense, which excludes interest expense on CIE debt, decreased $12 million, or 11%, to $95 million for the year ended December 31, 2011 compared to $107 million for the prior year primarily due to lower average debt balances. General and administrative expense, which excludes expenses of the CIEs and integration and restructuring charges, increased $28 million, or 23%, to $148 million for the year ended December 31, 2011 compared to $120 million for the prior year.

Fair Value Measurements

We report certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives, properties held by our consolidated property funds, and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions. Companies are not permitted to use market prices that are the result of a forced liquidation or distressed sale. We include actual market prices, or observable inputs, in our fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. We validate prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 14 to the Consolidated Financial Statements for additional information on our fair value measurements.

Non-Agency Residential Mortgage Backed Securities Backed by Sub-prime, Alt-A or Prime Collateral

Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but may not conform to government-sponsored standards. Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles. We have exposure to each of these types of loans predominantly through mortgage backed securities. The slowdown in the U.S. housing market, combined with relaxed underwriting standards by some originators, has led to higher delinquency and loss rates for some of these investments. Persistent market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities. As a part of our risk management process, an internal rating system is used in conjunction with market data as the basis of analysis to assess the likelihood that we will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, we perform our own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds and loss severity to determine if an other-than-temporary impairment should be recognized.

The following table presents, as of December 31, 2012, our non-agency residential mortgage backed securities backed by sub-prime, Alt-A or prime mortgage loans by credit rating and vintage year:

	AAA		AA		A		BBB		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Sub-prime
2003 & prior	$—	$—	$1	$1	$6	$6	$—	$—	$—	$—	$7	$7
2004	1	1	5	5	4	4	2	2	12	10	24	22
2005	3	3	21	20	12	12	—	—	24	22	60	57
2006	—	—	—	—	2	2	—	—	—	—	2	2
2007	—	—	—	—	1	1	—	—	5	—	6	1
2008	—	—	5	5	—	—	—	—	—	—	5	5
2012	8	8	—	—	—	—	—	—	—	—	8	8
Re-Remic(1)	—	—	—	—	2	2	1	1	—	—	3	3

Total Sub-prime	$12	$12	$32	$31	$27	$27	$3	$3	$41	$32	$115	$105

Alt-A
2003 & prior	$—	$—	$—	$—	$9	$10	$1	$2	$2	$2	$12	$14
2004	—	—	—	—	1	1	24	29	68	61	93	91
2005	—	—	1	1	1	1	15	15	207	175	224	192
2006	—	—	—	—	—	—	—	—	23	19	23	19
2007	—	—	—	—	—	—	—	—	52	35	52	35
2010	23	23	—	—	—	—	—	—	—	—	23	23
Re-Remic(1)	57	57	9	9	67	67	12	12	—	—	145	145

Total Alt-A	$80	$80	$10	$10	$78	$79	$52	$58	$352	$292	$572	$519

Prime
2003 & prior	$—	$—	$16	$17	$84	$85	$35	$37	$4	$4	$139	$143
2004	—	—	6	7	12	12	22	23	77	69	117	111
2005	—	—	2	3	—	—	15	17	189	185	206	205
2006	—	—	—	—	12	13	—	—	25	26	37	39
2007	—	—	—	—	—	—	—	—	45	46	45	46
Re-Remic(1)	887	944	253	268	462	471	—	—	30	37	1,632	1,720

Total Prime	$887	$944	$277	$295	$570	$581	$72	$77	$370	$367	$2,176	$2,264

Grand Total	$979	$1,036	$319	$336	$675	$687	$127	$138	$763	$691	$2,863	$2,888

(1)
Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement has been increased through the Re-Remic process on the securities we own.

European Exposure

The following table presents, as of December 31, 2012, our exposure to European debt by country segregated between sovereign and non-sovereign (financial and non-financial corporate debt) exposure:

	Sovereign		Financials		Non-Financials		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	% of Invested Assets(1)
	(in millions)
Greece	$—	$—	$—	$—	$—	$—	$—	$—	—
Italy	—	—	—	—	131	135	131	135	0.3%
Ireland	—	—	—	—	40	40	40	40	0.1
Portugal	—	—	—	—	—	—	—	—	0.0
Spain	—	—	—	—	174	183	174	183	0.5

Subtotal	—	—	—	—	345	358	345	358	0.9
Other European exposure	49	58	363	373	1,261	1,357	1,673	1,788	4.6

Total	$49	$58	$363	$373	$1,606	$1,715	$2,018	$2,146	5.5%

(1)
Invested assets include cash and cash equivalents and investments.

The non-financial corporate debt holdings in Italy, Ireland and Spain are primarily in utilities/telecommunications. The non-financial corporate debt holdings in other European countries are multinational companies concentrated in utilities and non-cyclical industrials. We have no exposure to deeply subordinated instruments. We do not hedge our European exposure and we have no unfunded commitments related to our European debt holdings as of December 31, 2012.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2012. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $201 million, net of DAC and DSIC amortization and income taxes (calculated at the statutory tax rate of 35%), based on December 31, 2012 credit spreads.

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during the year ended December 31, 2012. At December 31, 2012, we had $2.4 billion in cash and cash equivalents compared to $2.8 billion at December 31, 2011. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that expires in November 2015. Under the terms of the underlying credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At December 31, 2012, we had no outstanding borrowings under this credit facility and had $2 million of outstanding letters of credit. Our junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at both December 31, 2012 and 2011.

Our subsidiary, RiverSource Life Insurance Company ("RiverSource Life"), is a member of the Federal Home Loan Bank ("FHLB") of Des Moines, which provides access to collateralized borrowings. As of December 31, 2012, we had no borrowings from the FHLB. We enter into repurchase agreements to reduce reinvestment risk from higher levels of expected annuity net cash flows. Repurchase agreements allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at December 31, 2012 was $501 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

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

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(in millions)
RiverSource Life(1)(2)	$3,257	$3,058	$620	$619
RiverSource Life of NY(1)(2)	256	254	44	41
IDS Property Casualty(1)(3)	462	431	160	148
Ameriprise Insurance Company(1)(3)	43	41	2	2
ACC(4)(5)	204	164	187	151
Threadneedle(6)	183	218	156	170
Ameriprise Bank, FSB(7)	142	402	14	391
AFSI(3)(4)	88	115	2	2
Ameriprise Captive Insurance Company(3)	59	43	12	16
Ameriprise Trust Company(3)	48	44	47	41
AEIS(3)(4)	114	122	39	42
RiverSource Distributors, Inc.(3)(4)	25	27	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	29	30	#	#
NA
Not applicable.

#
Amounts are less than $1 million.

(1)
Actual capital is determined on a statutory basis.

(2)
Regulatory capital requirement is based on the statutory risk-based capital filing.

(3)
Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of December 31, 2012 and 2011.

(4)
Actual capital is determined on an adjusted GAAP basis.

(5)
ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)
Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The actual capital and the regulatory capital requirements at December 31, 2012 represent management's assessment at September 30, 2012 of the risk based requirements, as specified by FSA regulations and submitted to the FSA in December 2012.

(7)
In January 2013, we completed the conversion of our federal savings bank subsidiary, Ameriprise Bank, FSB, to a limited powers national trust bank. As of December 31, 2012 and 2011, Ameriprise Bank, FSB was required to maintain capital in compliance with the Office of the Comptroller of Currency ("OCC") regulations and policies.

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

During the year ended December 31, 2012, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.7 billion (including $865 million from RiverSource Life and $250 million from Ameriprise Bank, FSB) and contributed cash to its subsidiaries of $131 million. During the year ended December 31, 2011, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.2 billion (including $750 million from RiverSource Life) and contributed cash to its subsidiaries of $128 million. In addition, during the year ended December 31, 2011, RiverSource Life paid an $850 million dividend to the parent holding company consisting of high-quality, short-duration securities.

The following table presents the dividends that could have been paid within the limitations of the applicable regulatory authorities as further described below, excluding extraordinary dividends for the years ended December 31:

	2012	2011	2010
	(in millions)
RiverSource Life(1)	$268	$1,200	$886
ACC(2)	—	70	171
Columbia Management Investment Advisers, LLC	255	295	191
Columbia Management Investment Services Corporation	9	5	—
Threadneedle	120	82	125
Ameriprise Trust Company	—	1	—
Securities America Financial Corporation(3)	—	—	2
IDS Property Casualty(4)	38	40	44
Ameriprise Captive Insurance Company	47	27	26
RiverSource Distributors, Inc.	26	26	23
AMPF Holding Corporation	461	334	282

Total dividend capacity	$1,224	$2,080	$1,750

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

(3)
Securities America was sold in the fourth quarter of 2011.

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

The following table presents the cash dividends paid or return of capital to the parent holding company, net of cash capital contributions made by the parent holding company for the following subsidiaries for the years ended December 31:

	2012	2011	2010
	(in millions)
RiverSource Life(1)	$865	$750	$500
Ameriprise Bank, FSB(2)	213	(71)	(35)
ACC	(26)	57	160
Columbia Management Investment Advisers, LLC	170	250	90
Threadneedle	94	34	48
Ameriprise Trust Company	(4)	(3)	(5)
Securities America Financial Corporation(3)	—	(10)	—
IDS Property Casualty	—	—	30
Ameriprise Holdings, Inc.	23	—	—
Ameriprise Advisor Capital, LLC	(50)	(44)	(33)
RiverSource Distributors, Inc.	2	—	—
AMPF Holding Corporation	295	140	84

Total	$1,582	$1,103	$839

(1)
In addition, during the year ended December 31, 2011, RiverSource Life paid an $850 million dividend to the parent holding company consisting of high-quality, short-duration securities.

(2)
In January 2013, we completed the conversion of our federal savings bank subsidiary, Ameriprise Bank, FSB, to a limited powers national trust bank. In connection with the discontinuance of the Ameriprise Bank's deposit-taking and lending activities and its conversion to a limited powers trust bank, we applied for and received approval from the OCC and the FRB for the Bank to pay to the parent holding company a dividend of $250 million, which was paid in the fourth quarter of 2012. Ameriprise Bank paid an additional $130 million dividend in January 2013 upon final approval to convert Ameriprise Bank, FSB to Ameriprise National Trust Bank.

(3)
Securities America was sold in the fourth quarter of 2011.

Dividends Paid to Shareholders and Share Repurchases

We paid regular quarterly dividends to our shareholders totaling $314 million and $212 million for the years ended December 31, 2012 and 2011, respectively. On January 29, 2013, our Board of Directors declared a quarterly dividend of $0.45 per common share. The dividend was paid on February 22, 2013 to our shareholders of record at the close of business on February 11, 2013.

On June 15, 2011, we announced that our Board of Directors authorized an expenditure of up to $2.0 billion for the repurchase of shares of our common stock through June 28, 2013. As of December 31, 2012, we had $131 million remaining under this share repurchase authorization. On October 24, 2012, we announced that our Board of Directors authorized an expenditure of up to an additional $2.0 billion for the repurchase of shares of our common stock through 2014. We intend to fund share repurchases through existing working capital, capital released from the transition of Ameriprise Bank, FSB from a federal savings bank to a limited powers national trust bank, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the year ended December 31, 2012, we repurchased a total of 24.6 million shares of our common stock at an average price of $54.54 per share.

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

Operating Activities

Net cash provided by operating activities decreased $673 million to $1.5 billion for the year ended December 31, 2012 compared to $2.2 billion for the prior year driven by the change in net cash collateral held related to derivative instruments, partially offset by lower income taxes paid compared to the prior year. Operating cash decreased $418 million in 2012 due to a decrease in net cash collateral held related to derivative instruments compared to an increase of $738 million in the prior year due to the change in market value of our net over-the-counter derivatives after master netting arrangements. See Note 15 to our Consolidated Financial Statements for further information on our derivative instruments and collateral arrangements. Income taxes paid, net decreased $153 million for the year ended December 31, 2012 compared to the prior year primarily due to a tax refund received in 2012 resulting from an overpayment of taxes in 2011. In addition, operating cash flows increased compared to the prior year due to higher fee income, partially offset by higher distribution expenses, as well as changes in payables and receivables primarily driven by timing of settlements.

Net cash provided by operating activities for the year ended December 31, 2011 increased $331 million to $2.2 billion compared to $1.8 billion for the year ended December 31, 2010. Net cash collateral held related to derivative instruments increased $627 million in 2011 compared to the prior year due to the change in fair value of our net over-the-counter derivatives after master netting arrangements. Income taxes paid, net increased $309 million in 2011 compared to the prior year primarily due to a reduction of taxes paid in 2010 due to utilization of net operating losses and tax credit carryforwards from prior year tax returns. Net cash provided by operating activities in 2011 included an increase in cash generated from higher fee revenue, partially offset by higher payments for distribution expenses. Net cash outflows related to investment properties of CIEs increased $197 million in 2011 compared to 2010 primarily due to higher purchases of properties, which was partially offset by a $175 million increase in cash provided by the change in restricted and segregated cash primarily driven by lower amounts segregated in special reserve bank accounts for the benefit of brokerage customers.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.

Net cash provided by investing activities was $4.4 billion for the year ended December 31, 2012 compared to net cash used in investing activities of $1.1 billion for the prior year. The increase in cash of $5.5 billion compared to the prior year was primarily due to a $2.3 billion decrease in purchases of Available-for-Sale securities and a $2.6 billion increase in proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities driven by the liquidation of the majority of Ameriprise Bank's investment portfolio in 2012, as well as a $646 million increase in cash from changes in consumer loans, net primarily due to the sale of credit card receivables to Barclays in 2012 and higher purchases of consumer bank loans in the prior year. See our discussion of the conversion of Ameriprise Bank to a limited powers national trust bank in our Results of Operations section above.

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

Financing Activities

Net cash used in financing activities increased $5.2 billion to $6.3 billion for the year ended December 31, 2012 compared to $1.1 billion for the prior year primarily due to a $5.8 billion decrease in cash from changes in other banking deposits, partially offset by a $0.9 billion increase in cash from changes in investment certificates and banking time deposits driven by higher proceeds from investment certificates. Net cash outflows from changes in other banking deposits were $4.6 billion in 2012 reflecting the liquidation of banking deposits related to the Ameriprise Bank transition. Net cash inflows from changes in other banking deposits were $1.2 billion in 2011 as banking deposits were higher to support growth in consumer bank loans. Cash used for the repurchase of common stock decreased $114 million compared to the prior year, which was offset by a $112 million decrease in cash from changes in short-term borrowings compared to the prior year. Cash used for dividends paid to shareholders increased $93 million compared to the prior year.

Net cash used in financing activities was $1.1 billion for the year ended December 31, 2011 compared to $1.3 billion for the year ended December 31, 2010. Net cash inflows related to policyholder and contractholder account values were $106 million for the year ended December 31, 2011 compared to net cash outflows of $1.1 billion for the prior year. Net cash outflows related to policyholder and contractholder account values in the prior year included net transfers to separate accounts of $1.3 billion primarily due to the implementation of changes to the Portfolio Navigator program. Net cash outflows related to investment certificates and banking time deposits decreased $472 million due to lower maturities, withdrawals and cash surrenders compared to the prior year. Cash provided by other banking deposits increased $368 million compared to the prior year. Net cash inflows related to changes in short-term borrowings decreased $290 million compared to the prior year. Cash proceeds from issuance of debt, net of issuance costs, was $744 million in 2010 compared to nil in 2011. Cash used for the repurchase of common stock increased $913 million for the year ended December 31, 2011 compared to the prior year.

Contractual Commitments

The contractual obligations identified in the table below include both our on and off-balance sheet transactions that represent material expected or contractually committed future obligations. Payments due by period as of December 31, 2012 were as follows:

	Total	2013	2014-2015	2016-2017	2018 and Thereafter
	(in millions)
Balance Sheet
Long-term debt(1)	$2,244	$—	$700	$—	$1,544
Insurance and annuities(2)	38,011	2,154	5,092	4,447	26,318
Investment certificates(3)	3,504	3,343	161	—	—
Deferred premium options(4)	2,353	373	668	527	785
Affordable housing partnerships(5)	144	109	24	1	10
Off-Balance Sheet
Lease obligations	472	83	146	112	131
Purchase obligations(6)	1,428	271	392	314	451
Interest on long-term debt(7)	2,133	139	273	199	1,522

Total	$50,289	$6,472	$7,456	$5,600	$30,761

(1)
See Note 13 to our Consolidated Financial Statements for more information about our long-term debt.

(2)
These scheduled payments are represented by reserves of approximately $30.7 billion at December 31, 2012 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. Actual payment obligations may differ if experience varies from these assumptions. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.

(3)
The payments due by year are based on contractual term maturities. However, contractholders have the right to redeem the investment certificates earlier and at their discretion subject to surrender charges, if any. Redemptions are most likely to occur in periods of substantial increases in interest rates.

(4)
The fair value of these commitments included on the Consolidated Balance Sheets was $2.3 billion as of December 31, 2012. See Note 15 to our Consolidated Financial Statements for more information about our deferred premium options.

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

(6)
Purchase obligations include the minimum contractual amounts by period under contracts that were in effect at December 31, 2012. Many of the purchase agreements giving rise to these purchase obligations include termination clauses that may require payment of termination fees if the agreements are terminated by the Company without cause prior to their stated expiration; however, the table reflects the amounts to be paid assuming the contracts are not terminated.

(7)
Interest on debt was estimated based on rates in effect as of December 31, 2012.

In addition to the contractual commitments outlined in the table above, we periodically fund the employees' defined benefit plans. We contributed $45 million and $72 million in 2012 and 2011, respectively, to our pension plans. In 2013, we expect to contribute $50 million to our pension plans and $2 million to our defined benefit postretirement plans. See Note 21 to our Consolidated Financial Statements for additional information.

Total loan funding commitments, which are not included in the table above due to uncertainty with respect to timing of future cash flows, were $708 million at December 31, 2012.

For additional information relating to these contractual commitments, see Note 22 to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We provide asset management services to various collateralized debt obligations and other investment products, which are sponsored by us for the investment of client assets in the normal course of business. Certain of these investment entities are considered to be variable interest entities while others are considered to be voting rights entities. We consolidate certain of these investment entities. For entities that we do not consolidate, our maximum exposure to loss is our investment in the entity, which was not material as of December 31, 2012. We have no obligation to provide further financial or other support to these structured investments nor have we provided any support to these structured investments. See Note 4 to our Consolidated Financial Statements for additional information on our arrangements with structured investments.

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

•
changes in and adoption of relevant accounting standards and securities rating agency standards and processes, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or to be implemented in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•
investment management performance and distribution partner and consumer acceptance of the Company's products;

•
effects of competition in the financial services industry, including pricing pressure, the introduction of new products and services and changes in product distribution mix and distribution channels;

•
changes to the Company's reputation that may arise from employee or advisor misconduct, legal or regulatory actions, perceptions of the financial services industry generally, improper management of conflicts of interest or otherwise;

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

•
changes to the availability and cost of liquidity and the Company's credit capacity that may arise due to shifts in market conditions, the Company's credit ratings and the overall availability of credit;

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

•
interruptions or other failures in the Company's communications, technology and other operating systems, including errors or failures caused by third party service providers, interference or failures caused by third party attacks on the Company's systems, or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and

•
general economic and political factors, including consumer confidence in the economy and the financial industry, the ability and inclination of consumers generally to invest as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein, including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and publicly-held firms, and regulatory rulings and pronouncements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our primary market risk exposures are interest rate, equity price, foreign currency exchange rate and credit risk. Equity price and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the spread income generated on our annuities, brokerage client cash balances and face amount certificate products and UL insurance products, the value of DAC and DSIC assets, the value of liabilities for guaranteed benefits associated with our variable annuities and the value of derivatives held to hedge these benefits.

The guaranteed benefits associated with our variable annuities are GMWB, guaranteed minimum accumulation benefits ("GMAB"), guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB"). Each of these guaranteed benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

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

The following tables present our estimate of the impact on pretax income from these hypothetical market movements as of December 31, 2012:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees(1)	$(194)	$9	$(185)
DAC and DSIC amortization(2)(3)	(89)	—	(89)
Variable annuity riders:
GMDB and GMIB(3)	(57)	—	(57)
GMWB	(138)	154	16
GMAB	(53)	58	5
DAC and DSIC amortization(4)	N/A	N/A	(7)

Total variable annuity riders	(248)	212	(43)
Equity indexed annuities	1	(1)	—
Certificates	4	(4)	—
Indexed universal life insurance	3	(4)	(1)

Total	$(523)	$212	$(318)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees(1)	$(42)	$—	$(42)
Variable annuity riders:
GMWB	645	(631)	14
GMAB	41	(39)	2
DAC and DSIC amortization(4)	N/A	N/A	(8)

Total variable annuity riders	686	(670)	8
Fixed annuities, fixed portion of variable annuities and fixed insurance products	85	—	85
Brokerage client cash balances	128	—	128
Certificates	(1)	—	(1)
Indexed universal life insurance	7	—	7

Total	$863	$(670)	$185

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

The above results compare to an estimated negative net impact to pretax income of $319 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $61 million related to a 100 basis point increase in interest rates as of December 31, 2011. The change in the interest rate exposure was primarily related to fixed annuities and the fixed portion of variable annuities, which increased approximately $63 million primarily driven by model updates, namely enhanced reflection of recent mortgage prepayment experience and enhanced asset portfolio turn-over logic. The underlying interest rate sensitivity of the fixed annuity and fixed portion of variable annuities has not materially changed due to market conditions. The change in interest rate exposure also increased $42 million, primarily driven by higher brokerage client cash balances.

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

Asset-Based Management and Distribution Fees

We earn asset-based management fees and distribution fees on our assets under management. At December 31, 2012, the value of our assets under management was $562.4 billion. These sources of revenue are subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. We do not currently hedge the interest rate or equity price risk of this exposure.

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

Variable Annuity Riders

The total contract value of all variable annuities at December 31, 2012 was $68.1 billion compared to $62.3 billion at December 31, 2011. These contract values include GMWB and GMAB contracts which were $32.5 billion and $3.8 billion, respectively, at December 31, 2012, compared to $27.6 billion and $3.5 billion, respectively, at December 31, 2011. At December 31, 2012, reserves for GMWB and GMAB were $799 million and $103 million, respectively, compared to $1.4 billion and $237 million, respectively, at December 31, 2011. The decrease in reserves for GMWB and GMAB reflect the changes in economic factors impacting the mark-to-market value of the guarantees. At December 31, 2012, the reserve for the other variable annuity guaranteed benefits, GMDB and GMIB, was $13 million compared to $14 million at December 31, 2011.

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

Fixed Annuities, Fixed Portion of Variable Annuities and Fixed Insurance Products

Interest rate exposures arise primarily with respect to the fixed account portion of annuity and insurance products of RiverSource Life companies and their investment portfolios. We guarantee an interest rate to the holders of these products. Premiums and deposits collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients' accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, generally speaking in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, today's historically low interest rate environment is resulting in interest rates below the level of some liability guaranteed minimum interest rates ("GMIRs"). Given that, a modest rise in interest rates would not necessarily result in any change to the liability credits while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $31.2 billion in future policy benefits and claims on our Consolidated Balance Sheet at December 31, 2012, $29.7 billion is related to liabilities created by these products. We do not hedge this exposure.

Equity Indexed Annuities

Our equity indexed annuity product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500 Index. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500 Index, which is guaranteed for the initial seven-year term when the contract is held to full term. At December 31, 2012, we had $33 million in reserves related to equity indexed annuities. We discontinued new sales of equity indexed annuities in 2007.

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

Interest Rate Risk — Equity Indexed Annuities

Most of the proceeds received from equity indexed annuities are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. We earn income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. This risk is not currently hedged and was immaterial at December 31, 2012.

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

Certificate Products

Fixed Rate Certificates

We have interest rate risk from our investment certificates generally ranging in amounts from $1,000 to $2 million with interest crediting rate terms ranging from three to 36 months. We guarantee an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although we monitor our investment strategy and make modifications based on our changing liabilities and the expected interest rate environment. Of the $6.5 billion in customer deposits at December 31, 2012, $2.8 billion related to reserves for our fixed rate certificate products.

Stock Market Certificates

Stock market certificates are purchased for amounts generally from $1,000 to $2 million for terms of 52 weeks which can be extended to a maximum of 20 years. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500 Index up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Reserves for our stock market certificates are included in customer deposits on our Consolidated Balance Sheets. At December 31, 2012, we had $674 million in reserves related to stock market certificates. The equity-linked return to investors creates equity price risk exposure. We seek to minimize this exposure with purchased futures and call spreads that replicate what we must credit to client accounts. This risk continues to be fully hedged. Stock market certificates have some interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This risk is not currently hedged and was immaterial at December 31, 2012.

Indexed Universal Life

In 2011, we began offering IUL insurance. IUL is similar to UL in that it provides life insurance coverage and cash value that increases as a result of credited interest. Also, like UL, there is a minimum guaranteed credited rate of interest. Unlike UL the rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the S&P 500 Index (subject to a cap). The policyholder may allocate all or a portion of the policy value to a fixed or indexed account. At December 31, 2012, we had $104 million in reserves related to the index account of IUL.

Equity Price Risk — Indexed Universal Life

The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. Most of the proceeds received from IUL insurance are invested in fixed income securities. To hedge the equity exposure, a portion of the investment earnings received from the fixed income securities is used to purchase call spreads which generate returns to replicate what we must credit to client accounts.

Interest Rate Risk — Indexed Universal Life

As mentioned above, most of the proceeds received from IUL insurance are invested in fixed income securities with the return on those investments intended to fund the purchase of call spreads. There are two risks relating to interest rates. First, we have the risk that investment returns are such that we do not have enough investment income to purchase the needed call spreads. Second, in the event the policy is surrendered we pay out a book value surrender amount and there is a risk that we will incur a loss upon having to sell the fixed income securities backing the liability (if interest rates have risen). This risk is not currently hedged.

Foreign Currency Risk

We have foreign currency risk through our net investment in foreign subsidiaries and our operations in foreign countries. We are primarily exposed to changes in British Pounds ("GBP") related to our net investment in Threadneedle, which was 428 million GBP at December 31, 2012. Our primary exposure related to operations in foreign countries is to the GBP and the Indian Rupee. We monitor the foreign exchange rates that we have exposure to and enter into foreign currency forward contracts to mitigate risk when economically prudent. At December 31, 2012, the notional value of outstanding contracts and our remaining foreign currency risk related to operations in foreign countries were not material.

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

We manage our credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, we regularly evaluate their financial strength during the terms of the treaties. As of December 31, 2012, our largest reinsurance credit risk is related to a long term care coinsurance treaty with life insurance subsidiaries of Genworth Financial, Inc. See Note 7 to our Consolidated Financial Statements for additional information on reinsurance.

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ameriprise Financial, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity, and of cash flows present fairly, in all material respects, the financial position of Ameriprise Financial, Inc. and its subsidiaries (the "Company") at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for deferred acquisition costs in 2012.

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
February 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ameriprise Financial, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income, equity, and cash flows of Ameriprise Financial, Inc. (the Company) for the year ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the Company's operations and its cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 3 to the consolidated financial statements, in 2012 the Company adopted new accounting guidance related to the deferral of acquisition costs for insurance and annuity products. The accompanying 2010 financial statements have been retrospectively adjusted.

Minneapolis, Minnesota
February 28, 2011; except for Note 24 (Discontinued Operations), as to which the date is February 24, 2012; and except for Notes 1 and 3, regarding the impact of the adopted new accounting guidance related to the deferral of acquisition costs for insurance and annuity products, as to which the date is February 26, 2013.

Consolidated Statements of Operations
Ameriprise Financial, Inc.

	Years Ended December 31,
	2012	2011	2010
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$4,692	$4,537	$3,784
Distribution fees	1,616	1,573	1,447
Net investment income	1,933	2,046	2,309
Premiums	1,223	1,220	1,179
Other revenues	795	863	863

Total revenues	10,259	10,239	9,582
Banking and deposit interest expense	42	47	70

Total net revenues	10,217	10,192	9,512

Expenses
Distribution expenses	2,698	2,559	2,135
Interest credited to fixed accounts	831	856	909
Benefits, claims, losses and settlement expenses	1,846	1,557	1,750
Amortization of deferred acquisition costs	286	397	114
Interest and debt expense	276	317	290
General and administrative expense	3,042	3,059	2,845

Total expenses	8,979	8,745	8,043

Income from continuing operations before income tax provision	1,238	1,447	1,469
Income tax provision	335	377	293

Income from continuing operations	903	1,070	1,176
Loss from discontinued operations, net of tax	(2)	(60)	(24)

Net income	901	1,010	1,152
Less: Net income (loss) attributable to noncontrolling interests	(128)	(106)	163

Net income attributable to Ameriprise Financial	$1,029	$1,116	$989

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$4.71	$4.87	$3.94
Loss from discontinued operations	(0.01)	(0.25)	(0.10)

Net income	$4.70	$4.62	$3.84

Diluted
Income from continuing operations	$4.63	$4.77	$3.86
Loss from discontinued operations	(0.01)	(0.24)	(0.09)

Net income	$4.62	$4.53	$3.77

Cash dividends declared per common share	$1.15	$1.15	$0.71
Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(30)	$(76)	$(41)
Portion of loss recognized in other comprehensive income (before taxes)	(7)	42	4

Net impairment losses recognized in net investment income	$(37)	$(34)	$(37)

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Ameriprise Financial, Inc.

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Net income	$901	$1,010	$1,152
Other comprehensive income, net of tax:
Foreign currency translation adjustment	50	(10)	(43)
Net unrealized gains on securities:
Net unrealized securities gains arising during the period	588	376	537
Reclassification of net securities gains included in net income	(5)	—	(18)
Impact on deferred acquisition costs, deferred sales inducement costs, benefit reserves and reinsurance recoverables	(154)	(193)	(169)

Total net unrealized gains on securities	429	183	350

Net unrealized gains (losses) on derivatives:
Net unrealized derivative gains (losses) arising during the period	10	(7)	23
Reclassification of net derivative gains included in net income	(1)	(22)	(8)

Total net unrealized gains (losses) on derivatives	9	(29)	15

Defined benefit plans:
Prior service credit	(1)	(1)	(1)
Net loss arising during the period	(15)	(50)	(3)

Total defined benefit plans	(16)	(51)	(4)

Total other comprehensive income, net of tax	472	93	318

Total comprehensive income	1,373	1,103	1,470
Less: Comprehensive income (loss) attributable to noncontrolling interests	(99)	(114)	136

Comprehensive income attributable to Ameriprise Financial	$1,472	$1,217	$1,334

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
Ameriprise Financial, Inc.

	December 31,
	2012	2011
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$2,371	$2,781
Cash of consolidated investment entities	579	470
Investments	36,877	39,953
Investments of consolidated investment entities, at fair value	4,370	4,789
Separate account assets	72,397	66,780
Receivables	4,220	4,381
Receivables of consolidated investment entities (includes $77 and $39, respectively, at fair value)	95	59
Deferred acquisition costs	2,399	2,440
Restricted and segregated cash and investments	2,538	1,793
Other assets	7,667	7,751
Other assets of consolidated investment entities, at fair value	1,216	1,110

Total assets	$134,729	$132,307

Liabilities and Equity
Liabilities:
Future policy benefits and claims	$31,217	$31,710
Separate account liabilities	72,397	66,780
Customer deposits	6,526	9,850
Short-term borrowings	501	504
Long-term debt	2,403	2,393
Debt of consolidated investment entities (includes $4,450 and $4,712, respectively, at fair value)	4,981	5,178
Accounts payable and accrued expenses	1,228	1,048
Accounts payable and accrued expenses of consolidated investment entities	96	17
Other liabilities	5,467	5,033
Other liabilities of consolidated investment entities (includes $166 and $85, respectively, at fair value)	201	100

Total liabilities	125,017	122,613

Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 309,399,529 and 303,757,574, respectively)	3	3
Additional paid-in capital	6,503	6,237
Retained earnings	6,381	5,603
Appropriated retained earnings of consolidated investment entities	336	428
Treasury shares, at cost (105,456,535 and 81,814,591 shares, respectively)	(5,325)	(4,034)
Accumulated other comprehensive income, net of tax	1,194	751

Total Ameriprise Financial, Inc. shareholders' equity	9,092	8,988
Noncontrolling interests	620	706

Total equity	9,712	9,694

Total liabilities and equity	$134,729	$132,307

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
Ameriprise Financial, Inc.

	Ameriprise Financial, Inc.
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Appropriated Retained Earnings of Consolidated Investment Entities	Treasury Shares	Accumulated Other Comprehensive Income	Total Ameriprise Financial, Inc. Shareholders' Equity	Non- controlling Interests	Total

	(in millions, except share data)
Balances at January 1, 2010, previously reported	255,095,491	$3	$5,748	$5,276	$—	$(2,023)	$265	$9,269	$603	$9,872
Cumulative effect of change in accounting policies, net of tax	—	—	—	(1,312)	—	—	40	(1,272)	—	(1,272)

Balances at January 1, 2010, as adjusted	255,095,491	3	5,748	3,964	—	(2,023)	305	7,997	603	8,600
Change in accounting principles, net of tax	—	—	—	—	473	—	—	473	—	473
Comprehensive income:
Net income	—	—	—	989	—	—	—	989	163	1,152
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	345	345	(27)	318

Total comprehensive income								1,334	136	1,470
Net income reclassified to appropriated retained earnings	—	—	—	—	85	—	—	85	(85)	—
Dividends to shareholders	—	—	—	(183)	—	—	—	(183)	—	(183)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	77	77
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(171)	(171)
Repurchase of common shares	(13,924,062)	—	—	—	—	(597)	—	(597)	—	(597)
Share-based compensation plans	5,526,463	—	281	—	—	—	—	281	—	281

Balances at December 31, 2010	246,697,892	3	6,029	4,770	558	(2,620)	650	9,390	560	9,950
Comprehensive income (loss):
Net income (loss)	—	—	—	1,116	—	—	—	1,116	(106)	1,010
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	101	101	(8)	93

Total comprehensive income (loss)								1,217	(114)	1,103
Net loss reclassified to appropriated retained earnings	—	—	—	—	(130)	—	—	(130)	130	—
Dividends to shareholders	—	—	—	(274)	—	—	—	(274)	—	(274)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	155	155
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(54)	(54)
Repurchase of common shares	(28,812,873)	—	—	—	—	(1,495)	—	(1,495)	—	(1,495)
Share-based compensation plans	4,057,964	—	208	(9)	—	81	—	280	29	309

Balances at December 31, 2011	221,942,983	3	6,237	5,603	428	(4,034)	751	8,988	706	9,694
Comprehensive income (loss):
Net income (loss)	—	—	—	1,029	—	—	—	1,029	(128)	901
Other comprehensive income, net of tax	—	—	—	—	—	—	443	443	29	472

Total comprehensive income (loss)								1,472	(99)	1,373
Net loss reclassified to appropriated retained earnings	—	—	—	—	(84)	—	—	(84)	84	—
Dividends to shareholders	—	—	—	(251)	—	—	—	(251)	—	(251)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	125	125
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(207)	(207)
Repurchase of common shares	(25,441,707)	—	—	—	—	(1,380)	—	(1,380)	—	(1,380)
Share-based compensation plans	7,441,718	—	266	—	—	89	—	355	11	366
Other	—	—	—	—	(8)	—	—	(8)	—	(8)

Balances at December 31, 2012	203,942,994	$3	$6,503	$6,381	$336	$(5,325)	$1,194	$9,092	$620	$9,712

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Ameriprise Financial, Inc.

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Cash Flows from Operating Activities
Net income	$901	$1,010	$1,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	225	110	110
Deferred income tax expense	50	83	455
Share-based compensation	134	145	158
Net realized investment gains	(45)	(34)	(60)
Net unrealized trading losses (gains)	2	1	(12)
Loss (income) from equity method investments	15	42	(4)
Other-than-temporary impairments and provision for loan losses	42	43	47
Net losses (gains) of consolidated investment entities	158	115	(106)
Changes in operating assets and liabilities:
Restricted and segregated cash and investments	(684)	(11)	(186)
Deferred acquisition costs	(27)	62	(232)
Other investments, net	11	5	18
Future policy benefits and claims, net	365	222	565
Receivables	(130)	(260)	(441)
Brokerage deposits	683	225	222
Accounts payable and accrued expenses	171	(80)	195
Derivatives collateral, net	(418)	738	111
Cash held by consolidated investment entities	(109)	2	166
Investment properties of consolidated investment entities	(156)	(218)	(21)
Other operating assets and liabilities of consolidated investment entities, net	103	19	(54)
Other, net	214	(41)	(236)

Net cash provided by operating activities	1,505	2,178	1,847

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	3,719	888	1,519
Maturities, sinking fund payments and calls	4,994	5,206	6,404
Purchases	(4,957)	(7,236)	(7,502)
Proceeds from sales, maturities and repayments of commercial mortgage loans	253	224	226
Funding of commercial mortgage loans	(252)	(238)	(154)
Proceeds from sales of other investments	199	360	189
Purchase of other investments	(403)	(422)	(102)
Purchase of investments by consolidated investment entities	(1,604)	(2,871)	(1,935)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	2,316	3,399	2,005
Purchase of land, buildings, equipment and software	(137)	(250)	(131)
Acquisitions	—	—	(866)
Proceeds from sale of business	—	150	—
Change in consumer loans, net	297	(349)	(372)
Other, net	(8)	(7)	(15)

Net cash provided by (used in) investing activities	4,417	(1,146)	(734)

Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	1,721	873	1,029
Maturities, withdrawals and cash surrenders	(1,154)	(1,243)	(1,871)
Change in other banking deposits	(4,571)	1,210	842
Policyholder and contractholder account values:
Consideration received	1,406	1,378	1,593
Net transfers from (to) separate accounts	(30)	39	(1,337)
Surrenders and other benefits	(1,271)	(1,311)	(1,338)
Deferred premium options, net	(356)	(254)	(182)
Issuance of debt, net of issuance costs	—	—	744
Repayments of debt	—	(20)	(354)
Change in short-term borrowings, net	(5)	107	397
Dividends paid to shareholders	(305)	(212)	(183)
Repurchase of common shares	(1,381)	(1,495)	(582)
Exercise of stock options	160	66	113
Excess tax benefits from share-based compensation	64	90	9
Borrowings by consolidated investment entities	175	163	163
Repayments of debt by consolidated investment entities	(709)	(603)	(287)
Noncontrolling interests investments in subsidiaries	125	155	77
Distributions to noncontrolling interests	(207)	(54)	(171)
Other, net	(4)	—	(5)

Net cash used in financing activities	(6,342)	(1,111)	(1,343)
Effect of exchange rate changes on cash	10	(1)	(6)

Net decrease in cash and cash equivalents	(410)	(80)	(236)
Cash and cash equivalents at beginning of period	2,781	2,861	3,097

Cash and cash equivalents at end of period	$2,371	$2,781	$2,861

Supplemental Disclosures:
Interest paid before consolidated investment entities	$190	$201	$231
Income taxes paid, net	217	370	61
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	13	137	188
Non-cash financing activity:
Dividends declared but not paid	—	62	—

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

The accompanying Consolidated Financial Statements include the accounts of Ameriprise Financial, Inc., companies in which it directly or indirectly has a controlling financial interest and variable interest entities ("VIEs") in which it is the primary beneficiary (collectively, the "Company"). The income or loss generated by consolidated entities which will not be realized by the Company's shareholders is attributed to noncontrolling interests in the Consolidated Statements of Operations. Noncontrolling interests are the ownership interests in subsidiaries not attributable, directly or indirectly, to Ameriprise Financial, Inc. and are classified as equity within the Consolidated Balance Sheets. The Company, excluding noncontrolling interests, is defined as "Ameriprise Financial." All intercompany transactions and balances have been eliminated in consolidation. See Note 4 for additional information related to VIEs.

The results of Securities America Financial Corporation and its subsidiaries (collectively, "Securities America") have been presented as discontinued operations for all periods presented. The Company completed the sale of Securities America in the fourth quarter of 2011. See Note 24 for additional information on discontinued operations.

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Certain reclassifications of prior period amounts have been made to conform to the current presentation.

In the fourth quarter of 2012, the Company made an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods, which resulted in a $41 million pretax benefit, net of deferred acquisition costs ("DAC") and deferred sales inducement costs ("DSIC") amortization of $11 million. In the fourth quarter of 2012, the Company completed a review of its deferred tax balances. This review resulted in adjustments to the Company's deferred tax balances. In addition, as part of the review, the Company discovered tax return errors for prior years which will be corrected. The net impact of the review resulted in a decrease of income tax expense of $16 million. In the second quarter of 2012, the Company made a correction for a tax item related to securities lending activities primarily attributable to prior periods, which resulted in a $32 million increase to tax expense. Management has determined that the effect of these corrections is not material to all current and previously issued financial statements.

The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued.

On January 1, 2012, the Company retrospectively adopted the new accounting standard for DAC for insurance and annuity products. See Note 2 and Note 3 for further information on the new accounting standard and the resulting changes in the Company's accounting policies on the deferral of acquisition costs. The following tables present the effect of the change on affected financial statement line items for prior periods retrospectively adjusted:

	Year Ended December 31, 2011
	Previously Reported	Effect of Change	As Adjusted
	(in millions)
Revenues
Total net revenues	$10,192	$—	$10,192
Expenses
Distribution expenses	2,497	62	2,559
Interest credited to fixed accounts	853	3	856
Benefits, claims, losses and settlement expenses	1,557	—	1,557
Amortization of deferred acquisition costs	618	(221)	397
Interest and debt expense	317	—	317
General and administrative expense	2,965	94	3,059

Total expenses	8,807	(62)	8,745

Income from continuing operations before income tax provision	1,385	62	1,447
Income tax provision	355	22	377

Income from continuing operations	1,030	40	1,070
Loss from discontinued operations, net of tax	(60)	—	(60)

Net income	970	40	1,010
Less: Net loss attributable to noncontrolling interests	(106)	—	(106)

Net income attributable to Ameriprise Financial	$1,076	$40	$1,116

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$4.71	$0.16	$4.87
Loss from discontinued operations	(0.25)	—	(0.25)

Net income	$4.46	$0.16	$4.62

Diluted
Income from continuing operations	$4.61	$0.16	$4.77
Loss from discontinued operations	(0.24)	—	(0.24)

Net income	$4.37	$0.16	$4.53

	Year Ended December 31, 2010
	Previously Reported	Effect of Change	As Adjusted
	(in millions)
Revenues
Total net revenues	$9,512	$—	$9,512
Expenses
Distribution expenses	2,065	70	2,135
Interest credited to fixed accounts	909	—	909
Benefits, claims, losses and settlement expenses	1,750	—	1,750
Amortization of deferred acquisition costs	127	(13)	114
Interest and debt expense	290	—	290
General and administrative expense	2,737	108	2,845

Total expenses	7,878	165	8,043

Income from continuing operations before income tax provision	1,634	(165)	1,469
Income tax provision	350	(57)	293

Income from continuing operations	1,284	(108)	1,176
Loss from discontinued operations, net of tax	(24)	—	(24)

Net income	1,260	(108)	1,152
Less: Net income attributable to noncontrolling interests	163	—	163

Net income attributable to Ameriprise Financial	$1,097	$(108)	$989

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$4.36	$(0.42)	$3.94
Loss from discontinued operations	(0.10)	—	(0.10)

Net income	$4.26	$(0.42)	$3.84

Diluted
Income from continuing operations	$4.27	$(0.41)	$3.86
Loss from discontinued operations	(0.09)	—	(0.09)

Net income	$4.18	$(0.41)	$3.77

	December 31, 2011
	Previously Reported	Effect of Change	As Adjusted
	(in millions)
Assets
Deferred acquisition costs	$4,402	$(1,962)	$2,440
Other assets	7,468	283	7,751
Total assets	133,986	(1,679)	132,307
Liabilities and Equity
Liabilities:
Future policy benefits and claims	31,723	(13)	31,710
Other liabilities	5,432	(399)	5,033
Total liabilities	123,025	(412)	122,613
Equity:
Retained earnings	6,983	(1,380)	5,603
Accumulated other comprehensive income, net of tax	638	113	751
Total equity	10,961	(1,267)	9,694
Total liabilities and equity	133,986	(1,679)	132,307

	December 31, 2010
	Previously Reported	Effect of Change	As Adjusted
	(in millions)
Retained earnings	$6,190	$(1,420)	$4,770
Accumulated other comprehensive income, net of tax	565	85	650
Total equity	11,285	(1,335)	9,950

	January 1, 2010
	Previously Reported	Effect of Change	As Adjusted
	(in millions)
Retained earnings	$5,276	$(1,312)	$3,964
Accumulated other comprehensive income, net of tax	265	40	305
Total equity	9,872	(1,272)	8,600

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

Foreign Currency Translation

Net assets of foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated into U.S. dollars based upon exchange rates prevailing at the end of each year. The resulting translation adjustment, along with any related hedge and tax effects, are included in accumulated other comprehensive income. Revenues and expenses are translated at average exchange rates during the year.

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

Investments

Available-for-Sale Securities

Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income, net of impacts to DAC, DSIC, certain benefit reserves and income taxes. Gains and losses are recognized in the Consolidated Statements of Operations upon disposition of the securities.

When the fair value of an investment is less than its amortized cost, the Company assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment is considered to have occurred and the Company must recognize an other-than-temporary impairment for the difference between the investment's amortized cost basis and its fair value through earnings. For securities that do not meet the above criteria and the Company does not expect to recover a security's amortized cost basis, the security is also considered other-than-temporarily impaired. For these securities, the Company separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of impacts to DAC, DSIC, certain benefit reserves and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income, if through subsequent evaluation there is a sustained increase in the cash flow expected. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income.

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

Mortgage Loans, Net

Mortgage loans, net reflect the Company's interest in commercial mortgage loans and consumer loans secured by residential properties, less the related allowance for loan losses.

Policy and Certificate Loans

Policy and certificate loans include life insurance policy, annuity and investment certificate loans and are reflected within investments at the unpaid principal balance, plus accrued interest.

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

Financing Receivables

Commercial Mortgage Loans, Syndicated Loans, and Consumer Loans

Commercial mortgage loans, syndicated loans and consumer loans are reflected within investments at amortized cost less the allowance for loan losses. Syndicated loans represent the Company's investment in below investment grade loan syndications. Interest income is accrued on the unpaid principal balances of the loans as earned.

In January 2013, the Company completed the conversion of its federal savings bank subsidiary, Ameriprise Bank, FSB ("Ameriprise Bank"), to a limited powers national trust bank now known as Ameriprise National Trust Bank. As a result of the conversion, Ameriprise National Trust Bank is no longer engaged in credit-origination activities. In 2012, Ameriprise Bank's consumer loan portfolio, including first mortgages, home equity loans, home equity lines of credit and unsecured loans were sold to affiliates of Ameriprise Bank and Ameriprise Bank's credit card account portfolio was sold to Barclays Bank Delaware ("Barclays").

Other Loans

Other loans consist of policy and certificate loans and brokerage margin loans. When originated, policy and certificate loan balances do not exceed the cash surrender value of the underlying products. As there is minimal risk of loss related to policy and certificate loans, the Company does not record an allowance for loan losses. The Company's broker dealer subsidiaries enter into lending arrangements with clients through the normal course of business, which are primarily based on customer margin levels. Margin loans are reported at the unpaid principal balance within receivables. The Company monitors the market value of collateral supporting the margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As there is minimal risk of loss related to margin loans, the allowance for loan losses is immaterial.

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

Revolving unsecured consumer lines are charged off at 180 days past due. Closed-end consumer loans, other than loans secured by one to four family properties, are charged off at 120 days past due and are generally not placed on nonaccrual status. Loans secured by one to four family properties are charged off when management determines the assets are uncollectible and commences foreclosure proceedings on the property, at which time the property is written down to fair value less selling costs and recorded as real estate owned in other assets. Commercial mortgage loans are evaluated for impairment when the loan is considered for nonaccrual status, restructured or foreclosure proceedings are initiated on the property. If it is determined that the fair value is less than the current loan balance, it is written down to fair value less selling costs. Foreclosed property is recorded as real estate owned in other assets. Syndicated loans are placed on nonaccrual status when management determines it will not collect all contractual principal and interest on the loan.

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

Impaired Loans

The Company considers a loan to be impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans may also include loans that have been modified in troubled debt restructurings as a concession to borrowers experiencing financial difficulties. Management evaluates for impairment all restructured loans and loans with higher impairment risk factors. Factors used by the Company to determine whether all amounts due on commercial mortgage loans will be collected, include but are not limited to, the financial condition of the borrower, performance of the underlying properties, collateral and/or guarantees on the loan, and the borrower's estimated future ability to pay based on property type and geographic location. The evaluation of impairment on consumer loans is primarily driven by delinquency status of individual loans. The impairment recognized is measured as the excess of the loan's recorded investment over: (i) the present value of its expected principal and interest payments discounted at the loan's effective interest rate, (ii) the fair value of collateral or (iii) the loan's observable market price.

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

Restricted and Segregated Cash and Investments

Total restricted cash at December 31, 2012 and 2011 was $107 million and $79 million, respectively, which cannot be utilized for operations. The Company's restricted cash at December 31, 2012 and 2011 was primarily cash held by Threadneedle for the benefit of customers and cash that has been pledged to counterparties. At December 31, 2012 and 2011, amounts segregated under federal and other regulations were $2.4 billion and $1.7 billion, respectively, segregated in special reserve bank accounts for the exclusive benefit of the Company's brokerage customers.

Land, Buildings, Equipment and Software

Land, buildings, equipment and internally developed or purchased software are carried at cost less accumulated depreciation or amortization and are reflected within other assets. The Company generally uses the straight-line method of depreciation and amortization over periods ranging from three to 39 years. At December 31, 2012 and 2011, land, buildings, equipment and software were $753 million and $774 million, respectively, net of accumulated depreciation of $1.2 billion and $1.1 billion, respectively. Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $152 million, $143 million and $160 million, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the amount of an acquired company's acquisition cost in excess of the fair value of assets acquired and liabilities assumed. The Company evaluates goodwill for impairment annually on the measurement date of July 1 and whenever events and circumstances indicate that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. The Company assesses various qualitative factors to determine whether impairment is likely to have occurred. If impairment is likely to have occurred, the Company uses the discounted cash flow method, a variation of the income approach.

Intangible assets are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives. The Company evaluates the definite lived intangible assets remaining useful lives annually and tests for impairment whenever events and circumstances indicate that an impairment may have occurred, such as a significant adverse change in the business climate. For definite lived intangible assets, impairment to fair value is recognized if the carrying amount is not recoverable. Indefinite lived intangibles are also tested for impairment annually or whenever circumstances indicate an impairment may have occurred. Impairment is recognized by the amount carrying value exceeds fair value.

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

For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported in accumulated other comprehensive income and reclassified into earnings when the hedged item or transaction impacts earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Operations with the hedged instrument or transaction impact. Any ineffective portion of the gain or loss is reported in current period earnings as a component of net investment income. If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income is reclassified to earnings over the period that the hedged item impacts earnings. For hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income are recognized in earnings immediately.

For derivative instruments that qualify as net investment hedges in foreign operations, the effective portion of the change in fair value of the derivatives is recorded in accumulated other comprehensive income as part of the foreign currency translation adjustment. Any ineffective portion of the net investment hedges in foreign operations is recognized in net investment income during the period of change.

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

Deferred Acquisition Costs

The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses. The portion of these costs which are incremental and direct to the acquisition of a new or renewal insurance policy or annuity contract are deferred. Significant costs capitalized by the Company include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales. Sales based compensation paid to advisors and employees and third-party distributers is capitalized. Employee compensation and benefits costs which are capitalized relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance policy or annuity contract are expensed as incurred. The DAC associated with insurance policies or annuity contracts that are significantly modified or internally replaced with another contract are accounted for as contract terminations. These transactions are anticipated in establishing amortization periods and other valuation assumptions.

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

Deferred Sales Inducement Costs

Sales inducement costs consist of bonus interest credits and premium credits added to certain annuity contract and insurance policy values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC. DSIC is recorded in other assets, and amortization of DSIC is recorded in benefits, claims, losses and settlement expenses.

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

The Company also assumes life insurance and fixed annuity risk from other insurers in limited circumstances. Reinsurance premiums received and benefits paid are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Liabilities for assumed business are recorded within future policy benefits and claims.

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

A portion of the Company's fixed and variable universal life policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

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

Changes in future policy benefits and claims are reflected in earnings in the period adjustments are made.

Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverable within receivables.

Auto and Home Reserves

Auto and home reserves include amounts determined from loss reports on individual claims, as well as amounts based on historical loss experience for losses incurred but not yet reported. Such liabilities are necessarily based on estimates and, while management believes that the reserve amounts were adequate at December 31, 2012 and 2011, the ultimate liability may be in excess of or less than the amounts provided. The Company's methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reflected in earnings in the period such adjustments are made.

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

The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Management may need to identify and implement appropriate planning strategies to ensure its ability to realize deferred tax assets and avoid the establishment of a valuation allowance with respect to such assets. In the opinion of management, it is currently more likely than not that the Company will not realize the full benefit of certain state net operating losses and therefore a valuation allowance of $16 million has been established at December 31, 2012.

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

The Company's management fees are generally accrued daily and collected monthly. A significant portion of the Company's management fees are calculated as a percentage of the fair value of its managed assets. The substantial majority of the Company's managed assets are valued by third party pricing services vendors based upon observable market data. The selection of the Company's third party pricing services vendors and the reliability of their prices are subject to certain governance procedures, such as exception reporting, subsequent transaction testing, and annual due diligence of the Company's vendors, which includes assessing the vendor's valuation qualifications, control environment, analysis of asset-class specific valuation methodologies and understanding of sources of market observable assumptions.

The Company may receive performance-based incentive fees from hedge funds, Threadneedle Open Ended Investment Companies or other structured investments that it manages. The annual performance fees for structured investments are recognized as revenue at the time the performance fee is finalized or no longer subject to adjustment. All other performance fees are based on a full contract year and are final at the end of the contract year. Any performance fees received are not subject to repayment or any other clawback provisions.

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

Net Investment Income

Net investment income primarily includes interest income on fixed maturity securities classified as Available-for-Sale, mortgage loans, policy and certificate loans, other investments, cash and cash equivalents and investments of consolidated investment entities; the changes in fair value of trading securities, certain derivatives and certain assets and liabilities of consolidated investment entities; the pro rata share of net income or loss on equity method investments; and realized gains and losses on the sale of securities and charges for other-than-temporary impairments of investments related to credit losses. Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term. Realized gains and losses on securities, other than trading securities and equity method investments, are recognized using the specific identification method on a trade date basis.

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

3. Recent Accounting Pronouncements

Adoption of New Accounting Standards

Comprehensive Income

In June 2011, the Financial Accounting Standards Board ("FASB") updated the accounting standards related to the presentation of comprehensive income. The standard requires entities to present all nonowner changes in stockholders' equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not affect how earnings per share is calculated or presented. The standard is effective for interim and annual periods beginning after December 15, 2011. The Company retrospectively adopted the standard in the first quarter of 2012. The adoption of the standard did not have any effect on the Company's consolidated results of operations and financial condition.

Fair Value

In May 2011, the FASB updated the accounting standards related to fair value measurement and disclosure requirements. The standard requires entities, for assets and liabilities measured at fair value in the statement of financial position which are Level 3 fair value measurements, to disclose quantitative information about unobservable inputs and assumptions used in the measurements, a description of the valuation processes in place, and a qualitative discussion about the sensitivity of the measurements to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. In addition, the standard requires disclosure of fair value by level within the fair value hierarchy for each class of assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The standard is effective for interim and annual periods beginning on or after December 15, 2011. The Company adopted the standard in the first quarter of 2012. The adoption of the standard did not have any effect on the Company's consolidated results of operations and financial condition. See Note 4 and Note 14 for the required disclosures.

Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB updated the accounting standards related to accounting for repurchase agreements and other similar agreements. The standard modifies the criteria for determining when these transactions would be accounted for as secured borrowings as opposed to sales. The standard is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. The Company adopted the standard in the first quarter of 2012. The adoption of the standard did not have any effect on the Company's consolidated results of operations and financial condition.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB updated the accounting standard for DAC. Under this new standard, only the following costs incurred in the acquisition of new and renewal insurance contracts are capitalizable as DAC: (i) incremental direct costs of a successful contract acquisition, (ii) portions of employees' compensation and benefits directly related to time spent performing acquisition activities (that is, underwriting, policy issuance and processing, medical and inspection, and contract selling) for a contract that has been acquired, (iii) other costs related to acquisition activities that would not have been incurred had the acquisition of the contract not occurred, and (iv) advertising costs that meet the capitalization criteria in other GAAP guidance for certain direct-response marketing. All other acquisition related costs are expensed as incurred. The Company retrospectively adopted the new standard on January 1, 2012. See Note 1 for the effect of the change on affected financial statement line items for prior periods retrospectively adjusted and Note 2 for the Company's accounting policies on DAC.

Consolidation of Variable Interest Entities

In June 2009, the FASB updated the accounting standards related to the consolidation of VIEs. The standard amends the guidance on the determination of the primary beneficiary of a VIE from a quantitative model to a qualitative model and requires additional disclosures about an enterprise's involvement in VIEs. Under the new qualitative model, the primary beneficiary must have both the power to direct the activities of the VIE and the obligation to absorb losses or the right to receive gains that could be potentially significant to the VIE. In February 2010, the FASB amended this guidance to defer application of the consolidation requirements for certain investment funds. The standards are effective for interim and annual reporting periods beginning after November 15, 2009. The Company adopted the standards effective January 1, 2010 and as a result consolidated certain collateralized debt obligations ("CDOs"). At adoption, the Company recorded a $5.5 billion increase to assets and a $5.1 billion increase to liabilities. The difference between the fair value of the assets and liabilities of the CDOs was recorded as a cumulative effect increase of $473 million to appropriated retained earnings of consolidated investment entities. Such amounts are recorded as appropriated retained earnings as the CDO note holders, not Ameriprise Financial, ultimately will receive the benefits or absorb the losses associated with the assets and liabilities of the CDOs. Subsequent to the adoption, the net change in fair value of the assets and liabilities of the CDOs is recorded as net income attributable to noncontrolling interests and as an adjustment to appropriated retained earnings of consolidated investment entities. See Note 4 for additional information related to the application of the amended VIE consolidation model and the required disclosures.

Future Adoption of New Accounting Standards

Comprehensive Income

In February 2013, the FASB updated the accounting standard related to comprehensive income. The update requires entities to provide information about significant amounts reclassified out of accumulated other comprehensive income. The standard is effective for interim and annual periods beginning after December 15, 2012 and is required to be applied prospectively. The adoption of the standard will not impact the Company's consolidated results of operations and financial condition.

Balance Sheet

In December 2011, the FASB updated the accounting standards to require new disclosures about offsetting assets and liabilities. The standard requires an entity to disclose both gross and net information about certain financial instruments and transactions subject to master netting arrangements (or similar agreements) or eligible for offset in the statement of financial position. The standard is effective for interim and annual periods beginning on or after January 1, 2013 on a retrospective basis. The adoption of the standard is not expected to impact the Company's consolidated results of operations and financial condition.

4. Consolidated Investment Entities

The Company provides asset management services to various CDOs and other investment products (collectively, "investment entities"), which are sponsored by the Company. Certain of these investment entities are considered to be VIEs while others are considered to be voting rights entities ("VREs"). The Company consolidates certain of these investment entities.

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

For certain of the CDOs, the Company has determined that consolidation is required as it has power over the CDOs and holds a variable interest in the CDOs for which the Company has the potential to receive benefits or the potential obligation to absorb losses that are significant to the CDO. For other CDOs managed by the Company, the Company has determined that consolidation is not required as the Company does not hold a variable interest in the CDOs.

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

In addition, the Company may invest in structured investments including VIEs for which it is not the sponsor. These structured investments typically invest in fixed income instruments and are managed by third parties and include asset backed securities, commercial mortgage backed securities and residential mortgage backed securities. The Company includes these investments in Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to its relative size, position in the capital structure of these entities and the Company's lack of power over the structures. The Company's maximum exposure to loss as a result of its investment in structured investments that it does not consolidate is limited to its carrying value. The Company has no obligation to provide further financial or other support to these structured investments nor has the Company provided any support to these structured investments. See Note 5 for additional information about these structured investments.

Fair Value of Assets and Liabilities

The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$251	$3	$254
Common stocks	91	32	14	137
Other structured investments	—	57	—	57
Syndicated loans	—	3,720	202	3,922

Total investments	91	4,060	219	4,370
Receivables	—	77	—	77
Other assets	—	2	1,214	1,216

Total assets at fair value	$91	$4,139	$1,433	$5,663

Liabilities
Debt	$—	$—	$4,450	$4,450
Other liabilities	—	166	—	166

Total liabilities at fair value	$—	$166	$4,450	$4,616

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$314	$4	$318
Common stocks	75	25	13	113
Other structured investments	—	54	—	54
Syndicated loans	—	3,962	342	4,304

Total investments	75	4,355	359	4,789
Receivables	—	39	—	39
Other assets	—	2	1,108	1,110

Total assets at fair value	$75	$4,396	$1,467	$5,938

Liabilities
Debt	$—	$—	$4,712	$4,712
Other liabilities	—	85	—	85

Total liabilities at fair value	$—	$85	$4,712	$4,797

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Corporate Debt Securities	Common Stocks		Syndicated Loans	Other Assets		Debt
	(in millions)
Balance, January 1, 2012	$4	$13		$342	$1,108		$(4,712)
Total gains (losses) included in:
Net income	—	(1	)(1)	11 (1)	(78)	(2)	(316	)(1)
Other comprehensive income	—	—		—	28		—
Purchases	—	7		91	328		—
Sales	—	(5)		(14)	(172)		—
Issues	—	—		—	—		—
Settlements	(1)	—		(87)	—		578
Transfers into Level 3	—	15		255	—		—
Transfers out of Level 3	—	(15)		(396)	—		—

Balance, December 31, 2012	$3	$14		$202	$1,214		$(4,450)

Changes in unrealized losses included in income relating to assets and liabilities held at December 31, 2012	$—	$—		$—	$(98	)(2)	$(315	)(1)
(1)
Included in net investment income in the Consolidated Statements of Operations.

(2)
Included in other revenues in the Consolidated Statements of Operations.

	Corporate Debt Securities	Common Stocks		Other Structured Investments		Syndicated Loans		Other Assets	Debt
	(in millions)
Balance, January 1, 2011	$6	$11		$22		$—		$887	$(5,171)
Total gains (losses) included in:
Net income	—	6	(1)	(1	)(1)	(12	)(1)	13 (2)	(89	)(1)
Other comprehensive income	—			—		—		(10)	—
Purchases	3	—		3		208		299	—
Sales	(2)	(4)		—		(40)		(81)	—
Issues	—	—		—		—		—	(27)
Settlements	(1)	—		—		(137)		1	575
Transfers into Level 3	—	29		—		615		7	—
Transfers out of Level 3	(2)	(29)		(24)		(292)		(8)	—

Balance, December 31, 2011	$4	$13		$—		$342		$1,108	$(4,712)

Changes in unrealized gains (losses) included in income relating to assets and liabilities held at December 31, 2011	$—	$3	(1)	$—		$(5	)(1)	$19 (3)	$(64	)(1)
(1)
Included in net investment income in the Consolidated Statements of Operations.

(2)
Included in other revenues in the Consolidated Statements of Operations.

(3)
Represents a $20 million gain included in other revenues and a $1 million loss included in net investment income in the Consolidated Statements of Operations.

	Corporate Debt Securities	Common Stocks		Other Structured Investments		Other Assets		Debt
	(in millions)
Balance, January 1, 2010	$—	$—		$—		$831		$—
Cumulative effect of accounting change	15	—		5		—		(4,962)
Total gains (losses) included in:
Net income	—	4	(1)	1	(1)	67	(2)	(339	)(1)
Other comprehensive income	—	—		—		(35)		—
Purchases, sales, issues and settlements, net	(9)	—		12		24		130
Transfers into Level 3	—	7		4		—		—

Balance, December 31, 2010	$6	$11		$22		$887		$(5,171)

Changes in unrealized gains (losses) included in income relating to assets and liabilities held at December 31, 2010	$—	$4	(1)	$1	(1)	$40	(3)	$(339	)(1)
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

Securities and loans transferred from Level 2 to Level 3 represent assets with fair values that are now based on a single non-binding broker quote. Securities and loans transferred from Level 3 to Level 2 represent assets with fair values that are now obtained from a third party pricing service with observable inputs. During the years ended December 31, 2012, 2011 and 2010, there were no transfers between Level 1 and Level 2.

The following table provides a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities held by consolidated investment entities at December 31, 2012:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in millions)
Other assets	$1,214	Discounted cash flow/market comparables	Equivalent yield Expected rental value (per square foot)	4.1% - 12.9% (7.2%) $4 - $309 ($32)
Debt	$4,450	Discounted cash flow	Annual default rate	2.5% - 4.5% (2.5%)
			Discount rate	1.6% - 30.0% (1.8%)
			Constant prepayment rate	5.0% - 10.0% (9.6%)
			Loss recovery	36.4% - 63.6% (62.0%)

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

Generally, a significant increase (decrease) in the annual default rate and discount rate used in the fair value measurement of the CDO's debt in isolation would result in a significantly lower (higher) fair value measurement and a significant increase (decrease) in loss recovery in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the constant prepayment rate in isolation would result in a significantly higher (lower) fair value measurement.

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

See Note 14 for a description of the Company's determination of the fair value of corporate debt securities, common stocks and other structured investments.

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

Liabilities

Debt

The fair value of the CDOs' debt is determined using a discounted cash flow model. Inputs used to determine the expected cash flows include assumptions about default, discount, prepayment and recovery rates of the CDOs' underlying assets. Given the significance of the unobservable inputs to this fair value measurement, the fair value of the CDOs' debt is classified as Level 3.

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

The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	December 31,
	2012	2011
	(in millions)
Syndicated loans
Unpaid principal balance	$4,023	$4,548
Excess unpaid principal over fair value	(101)	(244)

Fair value	$3,922	$4,304

Fair value of loans more than 90 days past due	$34	$18
Fair value of loans in nonaccrual status	34	18
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	38	16
Debt
Unpaid principal balance	$4,757	$5,335
Excess unpaid principal over fair value	(307)	(623)

Fair value	$4,450	$4,712

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

Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(85) million, $(122) million and $58 million for the years ended December 31, 2012, 2011 and 2010, respectively. The majority of the syndicated loans and debt have floating rates; as such, changes in their fair values are primarily attributable to changes in credit spreads.

Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	December 31,		December 31,
	2012	2011	2012	2011
	(in millions)
Debt of consolidated CDOs due 2013-2021	$4,450	$4,712	0.9%	0.9%
Floating rate revolving credit borrowings due 2014	309	378	2.6	3.2
Floating rate revolving credit borrowings due 2015	104	88	2.4	3.0
Floating rate revolving credit borrowings due 2017	118	—	4.5	—

Total	$4,981	$5,178

The debt of the consolidated CDOs has both fixed and floating interest rates, which range from 0% to 13.2%. The interest rates on the debt of CDOs are weighted average rates based on the outstanding principal and contractual interest rates. The carrying value of the debt of the consolidated CDOs represents the fair value of the aggregate debt. The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt of certain consolidated pooled investment vehicles managed by Threadneedle. The fair value of this debt was $531 million and $466 million as of December 31, 2012 and 2011, respectively. The consolidated pooled investment vehicles have entered into interest rate swaps and collars to manage the interest rate exposure on the floating rate revolving credit borrowings. The fair value of these derivative instruments was a liability of $17 million and $20 million as of December 31, 2012 and 2011, respectively. The overall effective interest rate reflecting the impact of the derivative contracts was 4.8% and 5.0% as of December 31, 2012 and 2011, respectively.

At December 31, 2012, future maturities of debt were as follows:

(in millions)
2013	$17
2014	309
2015	104
2016	675
2017	967
Thereafter	3,216

Total future maturities	$5,288

5. Investments

The following is a summary of Ameriprise Financial investments:

	December 31,
	2012	2011
	(in millions)
Available-for-Sale securities, at fair value	$31,472	$34,505
Mortgage loans, net	3,609	3,727
Policy and certificate loans	754	742
Other investments	1,042	979

Total	$36,877	$39,953

The following is a summary of net investment income:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Investment income on fixed maturities	$1,768	$1,917	$1,946
Net realized gains	7	6	33
Affordable housing partnerships	(25)	(32)	(20)
Other	73	64	75
Consolidated investment entities	110	91	275

Total net investment income	$1,933	$2,046	$2,309

Available-for-Sale securities distributed by type were as follows:

	December 31, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Corporate debt securities	$16,628	$2,196	$(9)	$18,815	$—
Residential mortgage backed securities	5,280	261	(112)	5,429	(58)
Commercial mortgage backed securities	3,120	299	—	3,419	—
Asset backed securities	1,204	75	(4)	1,275	—
State and municipal obligations	2,034	241	(36)	2,239	—
U.S. government and agencies obligations	49	9	—	58	—
Foreign government bonds and obligations	188	36	—	224	—
Common stocks	7	6	—	13	2

Total	$28,510	$3,123	$(161)	$31,472	$(56)

	December 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Corporate debt securities	$16,380	$1,741	$(81)	$18,040	$—
Residential mortgage backed securities	7,756	287	(367)	7,676	(154)
Commercial mortgage backed securities	4,430	291	(2)	4,719	—
Asset backed securities	1,652	61	(8)	1,705	—
State and municipal obligations	2,026	162	(58)	2,130	—
U.S. government and agencies obligations	61	10	—	71	—
Foreign government bonds and obligations	126	19	(1)	144	—
Common stocks	5	4	—	9	—
Other debt obligations	11	—	—	11	—

Total	$32,447	$2,575	$(517)	$34,505	$(154)

(1)
Represents the amount of other-than-temporary impairment ("OTTI") losses in accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

At December 31, 2012 and 2011, fixed maturity securities comprised approximately 85% and 86%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations ("NRSROs"), including Moody's Investors Service ("Moody's"), Standard & Poor's Ratings Services ("S&P") and Fitch Ratings Ltd. ("Fitch"). The Company uses the median of available ratings from Moody's, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody's, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At December 31, 2012 and 2011, the Company's internal analysts rated $1.7 billion and $1.2 billion, respectively, of securities, using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	December 31, 2012			December 31, 2011
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$7,462	$8,021	26%	$11,510	$12,105	35%
AA	1,620	1,827	6	1,942	2,087	6
A	5,456	6,069	19	5,012	5,442	16
BBB	11,939	13,575	43	11,818	13,050	38
Below investment grade	2,026	1,967	6	2,160	1,812	5

Total fixed maturities	$28,503	$31,459	100%	$32,442	$34,496	100%

At December 31, 2012 and 2011, approximately 35% and 36%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity. The decrease in the fair value of AAA rated securities compared to the prior year was primarily due to sales and maturities, of which approximately $2.5 billion related to the sale of Ameriprise Bank's investment portfolio.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2012
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	76	$801	$(6)	6	$70	$(3)	82	$871	$(9)
Residential mortgage backed securities	22	408	(5)	134	658	(107)	156	1,066	(112)
Asset backed securities	9	108	(1)	5	86	(3)	14	194	(4)
State and municipal obligations	13	34	(1)	8	113	(35)	21	147	(36)

Total	120	$1,351	$(13)	153	$927	$(148)	273	$2,278	$(161)

	December 31, 2011
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	124	$1,647	$(40)	10	$259	$(41)	134	$1,906	$(81)
Residential mortgage backed securities	121	1,424	(39)	169	821	(328)	290	2,245	(367)
Commercial mortgage backed securities	14	182	(2)	5	29	—	19	211	(2)
Asset backed securities	33	388	(5)	5	51	(3)	38	439	(8)
State and municipal obligations	—	—	—	53	229	(58)	53	229	(58)
Foreign government bonds and obligations	6	28	(1)	—	—	—	6	28	(1)

Total	298	$3,669	$(87)	242	$1,389	$(430)	540	$5,058	$(517)

As part of Ameriprise Financial's ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to movement in credit spreads primarily related to non-agency residential mortgage backed securities purchased prior to 2008.

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities' total other-than-temporary impairments was recognized in other comprehensive income:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Beginning balance	$303	$297	$263
Credit losses for which an other-than-temporary impairment was not previously recognized	2	15	15
Credit losses for which an other-than-temporary impairment was previously recognized	32	19	19
Reductions for securities sold during the period (realized)	(161)	(28)	—

Ending balance	$176	$303	$297

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

The following table presents a rollforward of the net unrealized securities gains on Available-for-Sale securities included in accumulated other comprehensive income:

	Net Unrealized Securities Gains	Deferred Income Tax	Accumulated Other Comprehensive Income Related to Net Unrealized Securities Gains
	(in millions)
Balance at January 1, 2010	$474	$(164)	$310
Cumulative effect of accounting change	62	(22)	40 (1)
Net unrealized securities gains arising during the period(2)	828	(291)	537
Reclassification of net securities gains included in net income	(28)	10	(18)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(259)	90	(169)

Balance at December 31, 2010	1,077	(377)	700 (3)
Net unrealized securities gains arising during the period(2)	572	(196)	376
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(299)	106	(193)

Balance at December 31, 2011	1,350	(467)	883 (3)
Net unrealized securities gains arising during the period(2)	911	(323)	588
Reclassification of net securities gains included in net income	(7)	2	(5)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(237)	83	(154)

Balance at December 31, 2012	$2,017	$(705)	$1,312 (3)

(1)
The Company retrospectively adopted a new accounting standard on January 1, 2012 for DAC. See Note 1 and Note 3 for additional information on the adoption impact.

(2)
Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

(3)
Includes $(18) million, $(75) million and $(66) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at December 31, 2012, 2011 and 2010, respectively.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Gross realized gains	$109	$52	$72
Gross realized losses	(65)	(18)	(7)
Other-than-temporary impairments	(37)	(34)	(37)

Total	$7	$—	$28

Other-than-temporary impairments for the years ended December 31, 2012, 2011 and 2010 primarily related to credit losses on non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity at December 31, 2012 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,643	$1,670
Due after one year through five years	5,695	6,029
Due after five years through 10 years	6,964	7,962
Due after 10 years	4,597	5,675

	18,899	21,336
Residential mortgage backed securities	5,280	5,429
Commercial mortgage backed securities	3,120	3,419
Asset backed securities	1,204	1,275
Common stocks	7	13

Total	$28,510	$31,472

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common stocks, were not included in the maturities distribution.

 6. Financing Receivables

The Company's financing receivables include commercial mortgage loans, syndicated loans, consumer loans, policy loans, certificate loans and margin loans. See Note 2 for information regarding the Company's accounting policies related to loans and the allowance for loan losses.

Allowance for Loan Losses

The following tables present a rollforward of the allowance for loan losses for the years ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	December 31, 2012
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Beginning balance	$35	$9	$16	$60
Charge-offs	(6)	(2)	(14)	(22)
Recoveries	—	—	1	1
Provisions	—	—	5	5

Ending balance	$29	$7	$8	$44

Individually evaluated for impairment	$6	$—	$1	$7
Collectively evaluated for impairment	23	7	7	37

	December 31, 2011
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Beginning balance	$38	$10	$16	$64
Charge-offs	(2)	—	(12)	(14)
Recoveries	—	—	1	1
Provisions	(1)	(1)	11	9

Ending balance	$35	$9	$16	$60

Individually evaluated for impairment	$10	$1	$1	$12
Collectively evaluated for impairment	25	8	15	48

	December 31, 2010
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Beginning balance	$32	$26	$13	$71
Charge-offs	(2)	(5)	(12)	(19)
Recoveries	—	—	1	1
Provisions	8	(11)	14	11

Ending balance	$38	$10	$16	$64

Individually evaluated for impairment	$8	$1	$2	$11
Collectively evaluated for impairment	30	9	14	53

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	December 31, 2012
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Individually evaluated for impairment	$44	$2	$8	$54
Collectively evaluated for impairment	2,562	335	1,061	3,958

Total	$2,606	$337	$1,069	$4,012

	December 31, 2011
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Individually evaluated for impairment	$68	$5	$11	$84
Collectively evaluated for impairment	2,556	359	1,369	4,284

Total	$2,624	$364	$1,380	$4,368

As of December 31, 2012 and 2011, the Company's recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $17 million and $13 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company's total loan balance.

Purchases and sales of loans were as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Purchases
Consumer loans	$51	$373	$283
Syndicated loans	111	194	59

Total loans purchased	$162	$567	$342

Sales
Consumer loans	$452	$209	$415
Syndicated loans	12	2	40

Total loans sold	$464	$211	$455

The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $7 million and $20 million as of December 31, 2012 and 2011, respectively. All other loans were considered to be performing.

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 2% and 3% of total commercial mortgage loans at December 31, 2012 and 2011, respectively. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2012	2011	2012	2011
	(in millions)
East North Central	$260	$252	10%	10%
East South Central	66	65	3	2
Middle Atlantic	207	223	8	9
Mountain	272	284	10	11
New England	146	141	6	5
Pacific	597	584	23	22
South Atlantic	661	648	25	25
West North Central	232	244	9	9
West South Central	165	183	6	7

	2,606	2,624	100%	100%

Less: allowance for loan losses	29	35

Total	$2,577	$2,589

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2012	2011	2012	2011
	(in millions)
Apartments	$450	$392	17%	15%
Hotel	36	51	1	2
Industrial	474	480	18	18
Mixed use	42	42	2	2
Office	610	694	24	26
Retail	858	845	33	32
Other	136	120	5	5

	2,606	2,624	100%	100%

Less: allowance for loan losses	29	35

Total	$2,577	$2,589

Syndicated Loans

The Company's syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both December 31, 2012 and 2011 were $3 million.

Consumer Loans

The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value ("LTV") and geographic concentration in determining the allowance for loan losses for consumer loans. At a minimum, management updates FICO scores and LTV ratios semiannually.

As of December 31, 2012 and 2011, approximately 5% and 7%, respectively, of consumer loans had FICO scores below 640. At December 31, 2012 and 2011, approximately 8% and 2%, respectively, of the Company's residential mortgage loans had LTV ratios greater than 90%. The Company's most significant geographic concentration for consumer loans is in California representing 38% of the portfolio as of both December 31, 2012 and 2011. No other state represents more than 10% of the total consumer loan portfolio.

Troubled Debt Restructurings

The following table presents the number of loans restructured by the Company during the period and their recorded investment at the end of the period:

	Years Ended December 31,
	2012		2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in millions, except number of loans)
Commercial mortgage loans	4	$13	11	$51
Syndicated loans	5	2	2	—
Consumer loans	23	—	106	1

Total	32	$15	119	$52

The troubled debt restructurings did not have a material impact to the Company's allowance for loan losses or income recognized for the years ended December 31, 2012 and 2011. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

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

For existing LTC policies, the Company ceded 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. ("Genworth") and retained the remaining risk. For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only.

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

At December 31, 2012 and 2011, traditional life and UL insurance in force aggregated $191.4 billion and $191.2 billion, respectively, of which $138.6 billion and $136.2 billion were reinsured at the respective year ends. Life insurance in force is reported on a statutory basis.

The Company also reinsures a portion of the risks associated with its personal auto, home and umbrella insurance products through three types of reinsurance agreements with unaffiliated reinsurance companies. The Company purchases reinsurance with a limit of $5 million per loss and the Company retains $750,000 per loss. The Company purchases catastrophe reinsurance that, for 2012, had a limit of $110 million per event and the Company retained $20 million per event. For 2013, the Company's catastrophe reinsurance has a limit of $125 million per event and we retain $20 million per event. The Company also cedes 90% of every personal umbrella loss with a limit of $5 million.

The effect of reinsurance on premiums was as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Direct premiums	$1,445	$1,421	$1,382
Reinsurance ceded	(222)	(201)	(203)

Net premiums	$1,223	$1,220	$1,179

Cost of insurance and administrative charges on UL and VUL insurance are reflected in other revenues and were net of reinsurance ceded of $84 million, $71 million and $67 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Reinsurance recovered from reinsurers was $201 million, $201 million and $172 million for the years ended December 31, 2012, 2011 and 2010, respectively. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

Receivables included $2.1 billion and $2.0 billion of reinsurance recoverables as of December 31, 2012 and 2011, respectively, including $1.6 billion and $1.5 billion recoverable from Genworth, respectively. Included in future policy benefits and claims were $615 million and $629 million related to assumed reinsurance arrangements as of December 31, 2012 and 2011, respectively.

8. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are instead subject to impairment tests. For the years ended December 31, 2012, 2011 and 2010, the tests did not indicate impairment.

The changes in the carrying amount of goodwill reported in the Company's main operating segments were as follows:

	Advice & Wealth Management	Asset Management	Annuities	Protection	Consolidated
	(in millions)
Balance at January 1, 2011	$255	$815	$46	$45	$1,161
Acquisitions	—	6	—	—	6
Foreign currency translation	—	(2)	—	—	(2)
Purchase price adjustments	—	(1)	—	—	(1)

Balance at December 31, 2011	255	818	46	45	1,164
Foreign currency translation	—	14	—	—	14
Purchase price adjustments	(2)	(2)	—	—	(4)

Balance at December 31, 2012	$253	$830	$46	$45	$1,174

As of both December 31, 2012 and 2011, the carrying amount of indefinite-lived intangible assets included $630 million of investment management contracts and $67 million of trade names.

Definite-lived intangible assets consisted of the following:

	December 31,
	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$152	$(72)	$80	$145	$(69)	$76
Contracts	238	(146)	92	233	(122)	111
Other	151	(82)	69	150	(55)	95

Total	$541	$(300)	$241	$528	$(246)	$282

Definite-lived intangible assets acquired during the year ended December 31, 2012 were $2 million with a weighted average amortization period of 5 years. The increase (decrease) to the net carrying amount of definite-lived intangible assets due to changes in foreign currency exchange rates was $4 million, nil and $(5) million for the years ended December 31, 2012, 2011 and 2010, respectively. The aggregate amortization expense for definite-lived intangible assets during the years ended December 31, 2012, 2011 and 2010 was $47 million, $45 million and $46 million, respectively. In 2012, 2011 and 2010, the Company did not record any impairment charges on definite-lived intangible assets.

Estimated intangible amortization expense as of December 31, 2012 for the next five years is as follows:

(in millions)
2013	$44
2014	38
2015	31
2016	25
2017	21

9. Deferred Acquisition Costs and Deferred Sales Inducement Costs

The Company retrospectively adopted a new accounting standard for DAC in the first quarter of 2012. See Note 1 for the effect of the change on affected financial statement line items for prior periods retrospectively adjusted.

In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions. The impact in the third quarter of 2012 and 2011 primarily reflected the low interest rate environment and for 2012, the assumption of continued low interest rates over the near-term. As part of the third quarter 2010 process, management extended the projection periods used for its annuity products and revised client asset value growth rates assumed for variable annuity and VUL contracts.

The balances of and changes in DAC (subsequent to the adjustment for the new accounting standard) were as follows:

	2012	2011	2010
	(in millions)
Balance at January 1	$2,440	$2,556	$2,394
Capitalization of acquisition costs	313	335	346
Amortization, excluding the impact of valuation assumptions review	(275)	(366)	(288)
Amortization, impact of valuation assumptions review	(11)	(31)	174
Impact of change in net unrealized securities gains	(68)	(54)	(70)

Balance at December 31	$2,399	$2,440	$2,556

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2012	2011	2010
	(in millions)
Balance at January 1	$464	$545	$524
Capitalization of sales inducement costs	7	9	35
Amortization, excluding the impact of valuation assumptions review	(45)	(70)	(49)
Amortization, impact of valuation assumptions review	(13)	(11)	52
Impact of change in net unrealized securities gains	(9)	(9)	(17)

Balance at December 31	$404	$464	$545

10. Future Policy Benefits and Claims and Separate Account Liabilities

The Company retrospectively adopted a new accounting standard for DAC in the first quarter of 2012. See Note 1 for the effect of the change on affected financial statement line items for prior periods retrospectively adjusted.

Future policy benefits and claims (subsequent to the adjustment for the new accounting standard) consisted of the following:

	December 31,
	2012	2011
	(in millions)
Fixed annuities	$16,075	$16,401
EIA accumulated host values	31	58
EIA embedded derivatives	2	2
Variable annuity fixed sub-accounts	4,843	4,852
Variable annuity GMWB	799	1,377
Variable annuity GMAB	103	237
Other variable annuity guarantees	13	14

Total annuities	21,866	22,941

VUL/UL insurance	2,760	2,662
IUL accumulated host values	59	4
IUL embedded derivatives	45	3
VUL/UL insurance additional liabilities	294	220
Other life, DI and LTC insurance	5,646	5,339
Auto, home and other insurance	415	420
Policy claims and other policyholders' funds	132	121

Total	$31,217	$31,710

Separate account liabilities consisted of the following:

	December 31,
	2012	2011
	(in millions)
Variable annuity variable sub-accounts	$63,302	$57,556
VUL insurance variable sub-accounts	6,051	5,575
Other insurance variable sub-accounts	42	43
Threadneedle investment liabilities	3,002	3,606

Total	$72,397	$66,780

Fixed Annuities

Fixed annuities include both deferred and payout contracts. Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. The Company generally invests the proceeds from the annuity payments in fixed rate securities. The Company may hedge the interest rate risks related to fixed annuities with derivative instruments. As of December 31, 2012 and 2011, there were no outstanding derivatives to hedge these risks.

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

Insurance Liabilities

VUL/UL is the largest group of insurance policies written by the Company. Purchasers of VUL can select from a variety of investment options and can elect to allocate a portion to a fixed account or a separate account. A vast majority of the premiums received for VUL policies are held in separate accounts where the assets are held for the exclusive benefit of those policyholders. In 2011, the Company began offering IUL insurance. IUL is similar to UL in that it provides life insurance coverage and cash value that increases as a result of credited interest. Also, like UL, there is a minimum guaranteed credited rate of interest. Unlike UL the rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the S&P 500 Index (subject to a cap). The policyholder may allocate all or a portion of the policy value to a fixed or indexed account. The Company also offers term and whole life insurance as well as disability products. The Company no longer offers standalone LTC products but has in force policies from prior years. Insurance liabilities include accumulation values, unpaid reported claims, incurred but not reported claims and obligations for anticipated future claims.

Portions of the Company's fixed and variable universal life policies have product features that result in profits followed by losses from the insurance component of the policy. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the policy. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

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

•
Reset — provides that the value resets to the account value every sixth contract anniversary minus adjusted partial surrenders. This provision was often provided in combination with the return of premium provision and is no longer offered.

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

•
Once withdrawals begin, the contractholder's funds are moved to one of the three least aggressive asset allocation models.

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

Certain UL policies offered by the Company provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	December 31, 2012				December 31, 2011
Variable Annuity Guarantees by Benefit Type(1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$45,697	$43,942	$61	63	$40,011	$38,275	$382	63
Five/six-year reset	11,233	8,722	115	63	11,631	9,118	350	63
One-year ratchet	7,367	6,933	106	65	7,233	6,777	479	64
Five-year ratchet	1,616	1,563	3	61	1,472	1,418	25	61
Other	912	885	62	68	759	732	93	68

Total — GMDB	$66,825	$62,045	$347	63	$61,106	$56,320	$1,329	63

GGU death benefit	$958	$907	$93	63	$920	$868	$78	63
GMIB	$425	$399	$72	66	$463	$433	$106	65
GMWB:
GMWB	$3,898	$3,880	$34	66	$3,887	$3,868	$236	65
GMWB for life	28,588	28,462	263	64	23,756	23,625	863	64

Total — GMWB	$32,486	$32,342	$297	64	$27,643	$27,493	$1,099	64

GMAB	$3,773	$3,762	$5	57	$3,516	$3,509	$63	56
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

Changes in additional liabilities for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Balance at January 1, 2010	$6	$6	$204	$100	$15
Incurred claims	17	3	133	4	59
Paid claims	(18)	(1)	—	—	(6)

Balance at December 31, 2010	5	8	337	104	68
Incurred claims	10	2	1,040	133	53
Paid claims	(10)	(1)	—	—	(10)

Balance at December 31, 2011	5	9	1,377	237	111
Incurred claims	6	1	(578)	(134)	57
Paid claims	(7)	(1)	—	—	(13)

Balance at December 31, 2012	$4	$9	$799	$103	$155

The liabilities for guaranteed benefits are supported by general account assets.

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2012	2011
	(in millions)
Mutual funds:
Equity	$32,054	$30,738
Bond	26,165	23,862
Other	3,991	1,969

Total mutual funds	$62,210	$56,569

No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2012, 2011 and 2010.

 12. Customer Deposits

Customer deposits consisted of the following:

	December 31,
	2012	2011
	(in millions)
Fixed rate certificates	$2,807	$2,004
Stock market certificates	666	731
Stock market embedded derivative reserve	8	6
Other	31	36
Less: accrued interest classified in other liabilities	(10)	(5)

Total investment certificate reserves	3,502	2,772

Brokerage deposits	3,024	2,341
Banking deposits	—	4,737

Total	$6,526	$9,850

Investment Certificates

The Company offers fixed rate investment certificates primarily in amounts ranging from $1,000 to $2 million with interest crediting rate terms ranging from three to 36 months. Investment certificates may be purchased either with a lump sum payment or installment payments. Certificate product owners are entitled to receive, at maturity, a definite sum of money. Payments from certificate owners are credited to investment certificate reserves. Investment certificate reserves generally accumulate interest at specified percentage rates. Reserves are maintained for advance payments made by certificate owners, accrued interest thereon and for additional credits in excess of minimum guaranteed rates and accrued interest thereon. On certificates allowing for the deduction of a surrender charge, the cash surrender values may be less than accumulated investment certificate reserves prior to maturity dates. Cash surrender values on certificates allowing for no surrender charge are equal to certificate reserves. The Company generally invests the proceeds from investment certificates in fixed and variable rate securities. The Company may hedge the interest rate risks under these obligations with derivative instruments. As of December 31, 2012 and 2011, there were no outstanding derivatives to hedge these interest rate risks.

Certain investment certificate products have returns tied to the performance of equity markets. The Company guarantees the principal for purchasers who hold the certificate for the full 52-week term and purchasers may participate in increases in the stock market based on the S&P 500 Index, up to a maximum return. Purchasers can choose 100% participation in the market index up to the cap or 25% participation plus fixed interest with a combined total up to the cap. Current first term certificates have maximum returns of 1.5% to 2.5%. The equity component of these certificates is considered an embedded derivative and is accounted for separately. See Note 15 for additional information about derivative instruments used to economically hedge the equity price risk related to the Company's stock market certificates.

Brokerage Deposits

Brokerage deposits are amounts payable to brokerage customers related to free credit balances, funds deposited by customers and funds accruing to customers as a result of trades or contracts. The Company pays interest on certain customer credit balances and the interest is included in banking and deposit interest expense.

Banking Deposits

In January 2013, the Company completed the conversion of its federal savings bank subsidiary, Ameriprise Bank, to a limited powers national trust bank now known as Ameriprise National Trust Bank. As a result of the conversion, Ameriprise National Trust Bank is no longer engaged in deposit-taking activities. In 2012, all checking, savings and money market accounts and certificates of deposit were liquidated and returned to clients.

13. Debt

The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance				Stated Interest Rate
	December 31,				December 31,
	2012		2011		2012	2011
	(in millions)
Senior notes due 2015	$750	(1)	$753	(1)	5.7%	5.7%
Senior notes due 2019	347	(1)	341	(1)	7.3	7.3
Senior notes due 2020	812	(1)	805	(1)	5.3	5.3
Senior notes due 2039	200		200		7.8	7.8
Junior subordinated notes due 2066	294		294		7.5	7.5

Total long-term debt	2,403		2,393
Short-term borrowings	501		504		0.4	0.3

Total	$2,904		$2,897

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

On March 11, 2010, the Company issued $750 million of unsecured senior notes which mature March 15, 2020, and incurred debt issuance costs of $6 million. Interest payments are due semi-annually in arrears on March 15 and September 15.

On June 3, 2009, the Company issued $200 million of unsecured senior notes which mature June 15, 2039, and incurred debt issuance costs of $6 million. Interest payments are due quarterly in arrears on March 15, June 15, September 15 and December 15.

On May 26, 2006, the Company issued $500 million of unsecured junior subordinated notes, which mature June 1, 2066, and incurred debt issuance costs of $6 million. For the initial 10-year period, the junior notes carry a fixed interest rate of 7.5% payable semi-annually in arrears on June 1 and December 1. From June 1, 2016 until the maturity date, interest on the junior notes will accrue at an annual rate equal to the three-month LIBOR plus a margin equal to 290.5 basis points, payable quarterly in arrears. The Company has the option to defer interest payments, subject to certain limitations. In addition, interest payments are mandatorily deferred if the Company does not meet specified capital adequacy, net income or shareholders' equity levels. As of December 31, 2012 and 2011, the Company had met the specified levels.

The Company's junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants at both December 31, 2012 and 2011.

At December 31, 2012, future maturities of Ameriprise Financial long-term debt were as follows:

(in millions)
2013	$—
2014	—
2015	700
2016	—
2017	—
Thereafter	1,544

Total future maturities	$2,244

Short-term Borrowings

The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings. The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $518 million and $521 million at December 31, 2012 and 2011, respectively. The stated interest rate of the short-term borrowings is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.

On November 22, 2011, the Company entered into a credit agreement for $500 million expiring on November 22, 2015. Under the terms of the agreement, the Company may increase the amount of this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under the agreement are reduced by any outstanding letters of credit. The Company had no borrowings outstanding under this facility and outstanding letters of credit issued against this facility were $2 million as of both December 31, 2012 and December 31, 2011.

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

Valuation Hierarchy

The Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$18	$1,539	$—	$1,557
Available-for-Sale securities:
Corporate debt securities	—	17,051	1,764	18,815
Residential mortgage backed securities	—	5,145	284	5,429
Commercial mortgage backed securities	—	3,213	206	3,419
Asset backed securities	—	1,097	178	1,275
State and municipal obligations	—	2,239	—	2,239
U.S. government and agencies obligations	19	39	—	58
Foreign government bonds and obligations	—	224	—	224
Common stocks	3	4	6	13

Total Available-for-Sale securities	22	29,012	2,438	31,472
Trading securities	1	24	—	25
Separate account assets	—	72,397	—	72,397
Other assets:
Interest rate derivative contracts	—	2,358	—	2,358
Equity derivative contracts	285	973	—	1,258
Foreign currency derivative contracts	—	6	—	6
Commodity derivative contracts	—	1	—	1

Total other assets	285	3,338	—	3,623

Total assets at fair value	$326	$106,310	$2,438	$109,074

Liabilities
Future policy benefits and claims:
EIA embedded derivatives	$—	$2	$—	$2
IUL embedded derivatives	—	45	—	45
GMWB and GMAB embedded derivatives	—	—	833	833

Total future policy benefits and claims	—	47	833	880	(1)
Customer deposits	—	8	—	8
Other liabilities:
Interest rate derivative contracts	—	1,486	—	1,486
Equity derivative contracts	258	1,565	—	1,823
Foreign currency derivative contracts	1	—	—	1
Other	1	3	—	4

Total other liabilities	260	3,054	—	3,314

Total liabilities at fair value	$260	$3,109	$833	$4,202

(1)
The Company's adjustment for nonperformance risk resulted in a $389 million cumulative decrease to the embedded derivative liability.

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$20	$2,287	$—	$2,307
Available-for-Sale securities:
Corporate debt securities	—	16,685	1,355	18,040
Residential mortgage backed securities	—	7,461	215	7,676
Commercial mortgage backed securities	—	4,669	50	4,719
Asset backed securities	—	1,516	189	1,705
State and municipal obligations	—	2,130	—	2,130
U.S. government and agencies obligations	22	49	—	71
Foreign government bonds and obligations	—	144	—	144
Common stocks	2	2	5	9
Other debt obligations	—	11	—	11

Total Available-for-Sale securities	24	32,667	1,814	34,505
Trading securities	1	30	—	31
Separate account assets	—	66,780	—	66,780
Investments segregated for regulatory purposes	—	293	—	293
Other assets:
Interest rate derivative contracts	—	1,958	—	1,958
Equity derivative contracts	274	1,077	—	1,351
Credit derivative contracts	—	1	—	1
Foreign currency derivative contracts	—	7	—	7
Commodity derivative contracts	—	2	—	2

Total other assets	274	3,045	—	3,319

Total assets at fair value	$319	$105,102	$1,814	$107,235

Liabilities
Future policy benefits and claims:
EIA embedded derivatives	$—	$2	$—	$2
IUL embedded derivatives	—	3	—	3
GMWB and GMAB embedded derivatives	—	—	1,585	1,585

Total future policy benefits and claims	—	5	1,585	1,590	(1)
Customer deposits	—	6	—	6
Other liabilities:
Interest rate derivative contracts	—	1,209	—	1,209
Equity derivative contracts	297	764	—	1,061
Foreign currency derivative contracts	3	10	—	13
Other	—	2	—	2

Total other liabilities	300	1,985	—	2,285

Total liabilities at fair value	$300	$1,996	$1,585	$3,881

(1)
The Company's adjustment for nonperformance risk resulted in a $506 million cumulative decrease to the embedded derivative liability.

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities						Future Policy Benefits and Claims: GMWB and GMAB Embedded Derivatives
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, January 1, 2012	$1,355	$215	$50	$189	$5	$1,814	$(1,585)
Total gains (losses) included in:
Net income	(1)	(45)	1	3	—	(42) (1)	948 (2)
Other comprehensive income	12	68	8	1	—	89	—
Purchases	543	309	20	—	2	874	—
Sales	—	(75)	(19)	(18)	—	(112)	—
Issues	—	—	—	—	—	—	(188)
Settlements	(155)	(56)	(3)	(19)	—	(233)	(8)
Transfers into Level 3	10	42	183	22	—	257	—
Transfers out of Level 3	—	(174)	(34)	—	(1)	(209)	—

Balance, December 31, 2012	$1,764	$284	$206	$178	$6	$2,438	$(833)

Changes in unrealized gains (losses) relating to assets and liabilities held at December 31, 2012 included in:
Net investment income	$(1)	$—	$1	$2	$—	$2	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	908
(1)
Included in net investment income in the Consolidated Statements of Operations.

(2)
Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

	Available-for-Sale Securities						Future Policy Benefits and Claims: GMWB and GMAB Embedded Derivatives
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, January 1, 2011	$1,325	$4,532	$51	$191	$5	$6,104	$(421)
Total gains (losses) included in:
Net income	7	53	—	3	—	63 (1)	(1,007) (2)
Other comprehensive income	11	(118)	—	(10)	—	(117)	—
Purchases	189	556	104	118	—	967	—
Sales	(51)	(2)	—	—	—	(53)	—
Issues	—	—	—	—	—	—	(149)
Settlements	(122)	(943)	(4)	(29)	—	(1,098)	(8)
Transfers into Level 3	7	—	1	14	—	22	—
Transfers out of Level 3	(11)	(3,863)	(102)	(98)	—	(4,074)	—

Balance, December 31, 2011	$1,355	$215	$50	$189	$5	$1,814	$(1,585)

Changes in unrealized gains (losses) relating to assets and liabilities held at December 31, 2011 included in:
Net investment income	$—	$(33)	$—	$2	$—	$(31)	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	(1,035)
(1)
Included in net investment income in the Consolidated Statements of Operations.

(2)
Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

	Available-for-Sale Securities									Future Policy Benefits and Claims: GMWB and GMAB Embedded Derivatives
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Other Structured Investments		Total
	(in millions)
Balance, January 1, 2010	$1,252	$4,287	$72	$150	$4	$58		$5,823		$(299)
Total gains included in:
Net income	1	62	1	5	—	—		69	(1)	4 (2)
Other comprehensive income	30	318	10	12	1	—		371		—
Purchases, sales, issues and settlements, net	17	(114)	112	48	—	(58)	(3)	5		(126)
Transfers into Level 3	25	—	—	—	—	—		25		—
Transfers out of Level 3	—	(21)	(144)	(24)	—	—		(189)		—

Balance, December 31, 2010	$1,325	$4,532	$51	$191	$5	$—		$6,104		$(421)

Changes in unrealized gains (losses) relating to assets and liabilities held at December 31, 2010 included in:
Net investment income	$—	$60	$—	$5	$—	$—		$65		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—		(15)
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

The impact to pretax income of the Company's adjustment for nonperformance risk on the fair value of its GMWB and GMAB embedded derivatives was $(82) million, $216 million and $36 million, net of DAC and DSIC amortization, for the years ended December 31, 2012, 2011 and 2010, respectively.

During the years ended December 31, 2012 and 2011, transfers from Level 3 to Level 2 included certain non-agency residential mortgage backed securities with a fair value of approximately $146 million and $3.9 billion, respectively. The transfers reflect improved pricing transparency of these securities, a continuing trend of increased activity in the non-agency residential mortgage backed securities market and observability of significant inputs to the valuation methodology. All other securities transferred from Level 3 to Level 2 represent securities with fair values that are now obtained from a third party pricing service with observable inputs. Securities transferred from Level 2 to Level 3 represent securities with fair values that are now based on a single non-binding broker quote. The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. For assets and liabilities held at the end of the reporting periods that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.

The following table provides a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities at December 31, 2012:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in millions)
Corporate debt securities (private placements)	$1,712	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1% - 8.5% (2.1)%
GMWB and GMAB embedded derivatives	$833	Discounted cash flow	Utilization of guaranteed withdrawals(1)	0% - 56.4%
			Surrender rate	0% - 56.3%
			Market volatility(2)	5.6% - 21.2%
			Nonperformance risk(3)	97 bps
(1)
The utilization of guaranteed withdrawls represents the percentage of policyholders that will begin withdrawing in any given year.

(2)
Market volatility is implied volatility of fund of funds.

(3)
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

Other Assets

Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter ("OTC") markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties' nonperformance risk associated with uncollateralized derivative assets was immaterial at December 31, 2012 and 2011. See Note 15 for further information on the credit risk of derivative instruments and related collateral.

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

The Company's Corporate Actuarial Department calculates the fair value of the GMWB and GMAB embedded derivatives on a monthly basis. During this process, control checks are performed to validate the completeness of the data. Actuarial management approves various components of the valuation along with the final results. The change in the fair value of the embedded derivatives is reviewed monthly with senior management. The Level 3 inputs into the valuation are consistent with the pricing assumptions and updated as experience develops. Significant unobservable inputs that reflect policyholder behavior are reviewed quarterly along with other valuation assumptions.

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

Other Liabilities

Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company's nonperformance risk associated with uncollateralized derivative liabilities was immaterial at December 31, 2012 and 2011. See Note 15 for further information on the credit risk of derivative instruments and related collateral.

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

	December 31, 2012
						December 31, 2011
		Fair Value
	Carrying Value					Carrying Value
		Level 1	Level 2	Level 3	Total		Fair Value
	(in millions)
Financial Assets
Mortgage loans, net	$3,609	$—	$—	$3,694	$3,694	$3,727	$3,613
Policy and certificate loans	754	—	2	648	650	742	715
Receivables	1,067	135	926	12	1,073	1,267	1,265
Restricted and segregated cash	2,538	2,538	—	—	2,538	1,500	1,500
Other investments and assets	390	—	333	60	393	429	429
Financial Liabilities
Future policy benefits and claims	$14,701	$—	$—	$15,982	$15,982	$15,064	$16,116
Investment certificate reserves	3,494	—	—	3,494	3,494	2,766	2,752
Banking and brokerage customer deposits	3,024	3,024	—	—	3,024	7,078	7,091
Separate account liabilities	3,362	—	3,362	—	3,362	3,966	3,966
Debt and other liabilities	3,033	145	3,109	142	3,396	3,180	3,412
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

The fair value of consumer loans is determined by discounting estimated cash flows and incorporating adjustments for prepayment, administration expenses, severity and credit loss estimates, with discount rates based on the Company's estimate of current market conditions. The fair value of consumer loans is classified as Level 3 as the valuation includes significant unobservable inputs.

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

Other investments and assets also include the Company's membership in the Federal Home Loan Bank of Des Moines and investments related to the Community Reinvestment Act. The fair value of these assets is approximated by the carrying value and classified as Level 3 due to restrictions on transfer and lack of liquidity in the primary market for these assets.

Future Policy Benefits and Claims

The fair value of fixed annuities, in deferral status, is determined by discounting cash flows using a risk neutral discount rate with adjustments for profit margin, expense margin, early policy surrender behavior, a provision for adverse deviation from estimated early policy surrender behavior and the Company's nonperformance risk specific to these liabilities. The fair value of other liabilities including non-life contingent fixed annuities in payout status, equity indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts is determined in a similar manner. Given the use of significant unobservable inputs to these valuations, the measurements are classified as Level 3.

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

Banking and Brokerage Customer Deposits

Brokerage customer deposits are liabilities with no defined maturities and fair value is the amount payable on demand at the reporting date. The fair value of these deposits is classified as Level 1. The banking deposits were liquidated in the fourth quarter of 2012.

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

Freestanding derivative instruments are recorded at fair value and are reflected in other assets or other liabilities. The Company's policy on the recognition of derivatives on the Consolidated Balance Sheet is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement.

The following table presents the estimated fair value of the Company's freestanding derivatives after considering the effect of master netting arrangements and collateral:

	December 31, 2012		December 31, 2011
	Net Derivative Assets	Net Derivative Liabilities	Net Derivative Assets	Net Derivative Liabilities
	(in millions)
Fair value of OTC derivatives after application of master netting agreements	$822	$604	$1,025	$142
Cash collateral on OTC derivatives	(428)	(67)	(767)	(34)

Fair value of OTC derivatives after application of master netting agreements and cash collateral	394	537	258	108
Securities collateral on OTC derivatives	(355)	(531)	(186)	(95)

Fair value of OTC derivatives after application of master netting agreements and cash and securities collateral	39	6	72	13
Fair value of exchange-traded derivatives	96	—	155	—

Total fair value of derivatives after application of master netting agreements and cash and securities collateral	$135	$6	$227	$13

In April 2012, the Financial Stability Oversight Council approved the final rule and interpretive guidance that provides the framework it will follow to determine if a nonbank financial company is a Systemically Important Financial Institution. The framework includes a three-stage process to help narrow down the pool of nonbank financial companies for review and possible designation. Stage 1 criteria include having at least $50 billion in assets and meeting one of five additional quantitative measures. One of the five thresholds is $3.5 billion of derivative liabilities after considering the effects of master netting arrangements and cash collateral held with the same counterparty. The following table presents the Company's derivative liabilities as defined by the rule:

	December 31,
	2012	2011
	(in millions)
Fair value of OTC derivative liabilities after application of master netting agreements and cash collateral	$537	$108
Fair value of embedded derivative liabilities	888	1,596
Fair value of CIE derivative liabilities	17	20

Fair value of derivative liabilities after application of master netting agreements and cash collateral	$1,442	$1,724

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
		December 31,			December 31,
	Balance Sheet Location			Balance Sheet Location
Derivatives designated as hedging instruments		2012	2011		2012	2011
		(in millions)			(in millions)
Cash flow hedges
Interest on debt	Other assets	$—	$—	Other liabilities	$—	$11
Fair value hedges
Fixed rate debt	Other assets	167	157	Other liabilities	—	—

Total qualifying hedges		167	157		—	11

Derivatives not designated as hedging instruments
GMWB and GMAB
Interest rate contracts	Other assets	2,191	1,801	Other liabilities	1,486	1,198
Equity contracts	Other assets	1,215	1,314	Other liabilities	1,792	1,031
Credit contracts	Other assets	—	1	Other liabilities	—	—
Foreign currency contracts	Other assets	6	7	Other liabilities	—	10
Embedded derivatives(1)	N/A	—	—	Future policy benefits and claims	833	1,585

Total GMWB and GMAB		3,412	3,123		4,111	3,824

Other derivatives:
Equity
EIA embedded derivatives	N/A	—	—	Future policy benefits and claims	2	2
IUL	Other assets	6	1	Other liabilities	1	—
IUL embedded derivatives	N/A	—	—	Future policy benefits and claims	45	3
Stock market certificates	Other assets	37	34	Other liabilities	30	29
Stock market certificates embedded derivatives	N/A	—	—	Customer deposits	8	6
Ameriprise Financial
Franchise Advisor Deferred
Compensation Plan	Other assets	—	2	Other liabilities	—	—
Seed money	Other assets	—	—	Other liabilities	—	1
Foreign exchange
Foreign currency	Other assets	—	—	Other liabilities	1	3
Commodity
Seed money	Other assets	1	2	Other liabilities	—	—

Total other		44	39		87	44

Total non-designated hedges		3,456	3,162		4,198	3,868

Total derivatives		$3,623	$3,319		$4,198	$3,879

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

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the years ended December 31:

		Amount of Gain (Loss) on Derivatives Recognized in Income
	Location of Gain (Loss) on Derivatives Recognized in Income
Derivatives not designated as hedging instruments		2012	2011	2010
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$17	$709	$95
Equity contracts	Benefits, claims, losses and settlement expenses	(1,218)	326	(370)
Credit contracts	Benefits, claims, losses and settlement expenses	(2)	(12)	(44)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	(1)	(2)	—
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	752	(1,165)	(121)

Total GMWB and GMAB		(452)	(144)	(440)

Other derivatives:
Interest rate
Bank assets	Net investment income	(7)	—	—
Tax hedge	Net investment income	1	—	—
Interest rate lock commitments	Other revenues	—	(1)	—
Equity
GMDB	Benefits, claims, losses and settlement expenses	—	—	(4)
IUL	Interest credited to fixed accounts	1	1	—
IUL embedded derivatives	Interest credited to fixed accounts	(4)	(3)	—
EIA	Interest credited to fixed accounts	1	(1)	2
EIA embedded derivatives	Interest credited to fixed accounts	1	1	7
Stock market certificates	Banking and deposit interest expense	6	1	9
Stock market certificates embedded derivatives	Banking and deposit interest expense	(5)	—	(10)
Seed money	Net investment income	(6)	4	(5)
Ameriprise Financial
Franchise Advisor Deferred
Compensation Plan	Distribution expenses	5	(4)	9
Foreign exchange
Seed money	General and administrative expense	—	(1)	1
Foreign currency	Net investment income	—	(3)	(1)
Commodity
Seed money	Net investment income	—	1	—

Total other		(7)	(5)	8

Total derivatives		$(459)	$(149)	$(432)

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

Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps, variance swaps and credit default swaps. At December 31, 2012 and 2011, the gross notional amount of derivative contracts for the Company's GMWB and GMAB provisions was $142.1 billion and $104.7 billion, respectively.

The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2013	$373	$57
2014	348	55
2015	320	54
2016	289	46
2017	238	41
2018-2027	785	104

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

EIA, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $1.3 billion at both December 31, 2012 and 2011.

The Company enters into forward contracts, futures, total return swaps and commodity swaps to manage its exposure to price risk arising from seed money investments in proprietary investment products. The gross notional amount of these contracts was $146 million and $123 million at December 31, 2012 and 2011, respectively.

The Company enters into foreign currency forward contracts to economically hedge its exposure to certain receivables and obligations denominated in non-functional currencies. The gross notional amount of these contracts was $14 million and $26 million at December 31, 2012 and 2011, respectively.

In 2010, the Company entered into a total return swap to economically hedge its exposure to equity price risk of Ameriprise Financial, Inc. common stock granted as part of its Ameriprise Financial Franchise Advisor Deferred Compensation Plan ("Franchise Advisor Deferral Plan"). The Company previously extended the contract through 2011 and 2012. On December 31, 2012, the Company settled the contract for the difference between the value of the economically hedged shares at the contract date and the value of those shares at December 31, 2012. The gross notional value of this contract was $17 million at December 31, 2011.

In the third quarter of 2012, the Company entered into interest rate swaps to manage interest rate risk related to transitioning its federal savings bank subsidiary to a limited powers national trust bank. The contracts were unwound during the fourth quarter.

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

During the years ended December 31, 2012 and 2011, the Company reclassified gains from accumulated other comprehensive income into earnings of $3 million and $27 million, respectively, on interest rate hedges put in place in anticipation of issuing debt. The gains were reclassified due to the forecasted transactions not occurring according to the original hedge strategy. For the years ended December 31, 2012, 2011 and 2010, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were $1 million, nil and nil, respectively. The estimated net amount of existing pretax losses as of December 31, 2012 that the Company expects to reclassify to earnings within the next twelve months is $1 million, which consists of $5 million of pretax gains to be recorded as a reduction to interest and debt expense and $6 million of pretax losses to be recorded in net investment income. The following tables present the impact of the effective portion of the Company's cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity for the years ended December 31:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Derivatives designated as hedging instruments
	2012	2011	2010
	(in millions)
Interest on debt	$14	$(11)	$16
Asset-based distribution fees	—	1	20

Total	$14	$(10)	$36

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	2012	2011	2010
	(in millions)
Distribution fees	$—	$9	$11
Net investment income	(6)	(6)	(6)
Other revenues	3	27	—
Interest and debt expense	4	4	8

Total	$1	$34	$13

The following is a summary of unrealized derivatives gains (losses) included in accumulated other comprehensive income related to cash flow hedges:

	2012	2011	2010
	(in millions)
Net unrealized derivatives gains (losses) at January 1	$(11)	$18	$3
Holding gains (losses)	14	(10)	36
Reclassification of realized gains	(1)	(34)	(13)
Income tax benefit (provision)	(4)	15	(8)

Net unrealized derivatives gains (losses) at December 31	$(2)	$(11)	$18

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

		Amount of Gain Recognized in Income on Derivatives
Derivatives designated as hedging instruments	Location of Gain Recorded into Income
		2012	2011	2010
		(in millions)
Fixed rate debt	Interest and debt expense	$37	$41	$36

Credit Risk

Credit risk associated with the Company's derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of December 31, 2012 and 2011, the Company held $436 million and $802 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral the Company is obligated to return to counterparties. As of December 31, 2012 and 2011, the Company had accepted additional collateral consisting of various securities with a fair value of $387 million and $186 million, respectively, which are not reflected on the Consolidated Balance Sheets. As of December 31, 2012 and 2011, the Company's maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $39 million and $72 million, respectively.

Certain of the Company's derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company's debt rating (or based on the financial strength of the Company's life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company's derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company's debt does not maintain a specific credit rating (generally an investment grade rating) or the Company's life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company's counterparty could require immediate settlement of any net liability position. At December 31, 2012 and 2011, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $364 million and $112 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2012 and 2011 was $360 million and $103 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at December 31, 2012 and 2011 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $4 million and $9 million, respectively.

16. Share-Based Compensation

The Company's share-based compensation plans consist of the Amended and Restated Ameriprise Financial 2005 Incentive Compensation Plan (the "2005 ICP"), the Ameriprise Financial 2008 Employment Incentive Equity Award Plan (the "2008 Plan"), the Franchise Advisor Deferral Plan, the Ameriprise Advisor Group Deferred Compensation Plan ("Advisor Group Deferral Plan") and the Threadneedle Equity Incentive Plan.

The components of the Company's share-based compensation expense, net of forfeitures, were as follows:

	Years Ended December 31,
	2012		2011		2010
	(in millions)
Stock options	$40		$43		$41
Restricted stock awards	40	(1)	50	(1)	37
Restricted stock units	54		52		80
Liability awards	14		13		40

Total	$148		$158		$198

(1)
Includes $11 million and $19 million of expense related to the Threadneedle equity incentive plan for the years ended December 31, 2012 and 2011, respectively.

For the years ended December 31, 2012, 2011 and 2010, total income tax benefit recognized by the Company related to share-based compensation expense was $51 million, $53 million and $67 million, respectively.

As of December 31, 2012, there was $106 million of total unrecognized compensation cost related to non-vested awards under the Company's share-based compensation plans, which is expected to be recognized over a weighted-average period of 2.0 years.

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

Ameriprise Financial Deferred Compensation Plan

The Ameriprise Financial Deferred Compensation Plan ("DCP") gives certain employees the choice to defer a portion of their eligible compensation, which can be invested in investment options as provided by the DCP, including the Ameriprise Financial Stock Fund. The DCP is an unfunded non-qualified deferred compensation plan under section 409A of the Internal Revenue Code. The Company provides a match on certain deferrals. Participant deferrals vest immediately and the

Company match vests after three years. Distributions are made in shares of the Company's common stock for the portion of the deferral invested in the Ameriprise Financial Stock Fund and the Company match, for which the Company has recorded in equity. The DCP does allow for accelerated vesting of the share-based awards in cases of death, disability and qualified retirement. Compensation expense related to the Company match is recognized on a straight-line basis over the vesting period.

Ameriprise Financial 2008 Employment Incentive Equity Award Plan

The 2008 Plan is designed to align employees' interests with those of the shareholders of the Company and attract and retain new employees. The 2008 Plan provides for the grant of equity incentive awards to new employees who became employees in connection with a merger or acquisition, including stock options, restricted stock awards, restricted stock units, and other equity-based awards designed to comply with the applicable federal and foreign regulations and laws of jurisdiction. Under the 2008 Plan, a maximum of 6.0 million shares may be issued.

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

The following weighted average assumptions were used for stock option grants:

	2012	2011	2010
Dividend yield	2.0%	1.3%	1.5%
Expected volatility	45%	44%	50%
Risk-free interest rate	0.8%	2.3%	2.3%
Expected life of stock option (years)	5.0	5.0	5.0

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

The weighted average grant date fair value for options granted during 2012, 2011 and 2010 was $18.15, $21.38 and $15.89, respectively.

A summary of the Company's stock option activity for 2012 is presented below (shares and intrinsic value in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	18.9	$38.85	5.3	$241
Granted	1.9	54.37
Exercised	(5.4)	30.03
Forfeited	(0.4)	42.71

Outstanding at December 31	15.0	43.91	5.9	281

Exercisable at December 31	10.3	42.61	4.9	207

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $153 million, $58 million and $70 million during the years ended December 31, 2012, 2011 and 2010, respectively.

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

A summary of the Company's restricted stock award activity for 2012 is presented below (shares in millions):

	Shares	Weighted Average Grant-date Fair Value
Non-vested shares at January 1	2.9	$32.33
Granted	0.4	54.28
Vested	(0.8)	35.92
Forfeited	(0.2)	34.18

Non-vested shares at December 31	2.3	35.07

The fair value of restricted stock awards vested during the years ended December 31, 2012, 2011 and 2010 was $37 million, $54 million and $42 million, respectively.

Restricted Stock Units and Deferred Share Units

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

As of December 31, 2012, there were approximately 1.5 million units outstanding of restricted stock units, including deferred share units, of which approximately 1.2 million units were fully vested.

Ameriprise Financial Franchise Advisor Deferred Compensation Plan

The Franchise Advisor Deferral Plan, which was amended in January 2011, gives certain advisors the choice to defer a portion of their commissions into share-based awards or other investment options. The Franchise Advisor Deferral Plan is an unfunded non-qualified deferred compensation plan under section 409A of the Internal Revenue Code. Prior to 2011, all deferrals were in the form of share-based awards and the Company provided a match on the advisor deferrals, which participants could elect to receive in cash or shares of common stock. The Company provided a 15% stock match for 2010 on eligible deferrals.

The Franchise Advisor Deferral Plan allows for the grant of share-based awards of up to 10.5 million shares of common stock. The number of units awarded is based on the performance measures, deferral percentage and the market value of Ameriprise Financial common stock on the deferral date as defined by the plan. Share-based awards made during 2011 and later are fully vested and are not subject to forfeitures. Share-based awards made prior to 2011 generally vest ratably over four years, beginning on January 1 of the year following the plan year in which the award was made. In addition to the voluntary deferral, certain advisors are eligible for the Franchise Advisor Top Performer Stock Award or the Franchise Consultant Growth Bonus. The Franchise Advisor Top Performer Stock Award allows eligible advisors to earn additional deferred stock awards on commissions over a specified threshold. The awards vest ratably over four years. The Franchise Consultant Growth Bonus allows eligible advisors who coach other advisors the ability to earn a bonus based on the success of the advisors they coach, which can be deferred into the plan. The awards vest ratably over three years. The Franchise Advisor Deferral Plan allows for accelerated vesting of the share-based awards based on age and years as an advisor. Commission expense is recognized on a straight-line basis over the vesting period. However, as franchise advisors are not employees of the Company, the expense is adjusted each period based on the stock price of the Company's common stock up to the vesting date. For the years ended December 31, 2012, 2011 and 2010, expense related to share-based units awarded under the Franchise Advisor Deferral Plan was $39 million, $38 million and $70 million, respectively.

As of December 31, 2012, there were approximately 4.3 million units outstanding under the Franchise Advisor Deferral Plan, of which approximately 3.9 million were fully vested.

Ameriprise Advisor Group Deferred Compensation Plan

The Advisor Group Deferral Plan, which was created in April 2009, allows for employee advisors to receive share-based bonus awards which are subject to future service requirements and forfeitures. The Advisor Group Deferral Plan is an unfunded non-qualified deferred compensation plan under section 409A of the Internal Revenue Code. The Advisor Group Deferral Plan also gives qualifying employee advisors the choice to defer a portion of their base salary or commissions beginning in 2010. This deferral can be in the form of share-based awards or other investment options. Deferrals are not subject to future service requirements or forfeitures. Under the Advisor Group Deferral Plan, a maximum of 3.0 million shares may be issued. Awards granted under the Advisor Group Deferral Plan may be settled in cash and/or shares of the Company's common stock according to the award's terms.

As of December 31, 2012, there were approximately 0.3 million units outstanding under the Advisor Group Deferral Plan, of which nil were fully vested.

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

The value of the awards is recognized as compensation expense evenly over the vesting periods. Generally, the expense is based on the grant date fair value of the awards as determined by an annual independent valuation of Threadneedle's fair market value; however, for awards accounted for as a liability the expense is adjusted to reflect Threadneedle's current calculated value (the change in the value of the awards is recognized immediately for vested awards and over the remaining vesting period for unvested awards). During the years ended December 31, 2012, 2011 and 2010, cash settlements of EPP and EIP awards were $31 million, $14 million and $18 million, respectively.

17. Shareholders' Equity

The Company retrospectively adopted a new accounting standard for DAC in the first quarter of 2012. See Note 1 for the effect of the change on affected financial statement line items for prior periods retrospectively adjusted.

The following table presents the components of accumulated other comprehensive income, net of tax (subsequent to the adjustment for the new accounting standard):

	December 31,
	2012	2011
	(in millions)
Net unrealized securities gains	$1,312	$883
Net unrealized derivatives losses	(2)	(11)
Foreign currency translation	(25)	(46)
Defined benefit plans	(91)	(75)

Total	$1,194	$751

See Note 5, Note 15 and Note 21 for additional disclosures related to net unrealized securities gains, net unrealized derivatives losses and net unrealized actuarial losses on defined benefit plans, respectively.

In May 2010, the Company's Board of Directors authorized the expenditure of up to $1.5 billion for the repurchase of the Company's common stock through the date of its 2012 annual meeting. In June 2011, the Company's Board of Directors authorized an expenditure of up to an additional $2.0 billion for the repurchase of the Company's common stock through June 28, 2013. In October 2012, the Company's Board of Directors authorized an expenditure of up to an additional $2.0 billion for the repurchase of the Company's common stock through 2014. For the years ended December 31, 2012, 2011 and 2010, the Company repurchased a total of 24.6 million shares, 27.9 million shares and 13.1 million shares, respectively, of its common stock for an aggregate cost of $1.3 billion, $1.5 billion and $573 million, respectively. As of December 31, 2012, the Company had $2.1 billion remaining under the share repurchase authorization.

The Company may also reacquire shares of its common stock under its share-based compensation plans related to restricted stock awards. Restricted shares that are forfeited before the vesting period has lapsed are recorded as treasury shares. In addition, the holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligations. These vested restricted shares reacquired by the Company and the Company's payment of the holders' income tax obligations are recorded as a treasury share purchase. For the years ended December 31, 2012, 2011 and 2010, the restricted shares forfeited under the Company's share based compensation plans and recorded as treasury shares were 0.2 million, 0.1 million and 0.3 million, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company reacquired 0.3 million, 0.5 million and 0.4 million shares, respectively, of its common stock through the surrender of restricted shares upon vesting and paid in the aggregate $18 million, $25 million and $17 million, respectively, related to the holders' income tax obligations on the vesting date.

In 2012 and 2011, the Company reissued 1.8 million and 1.7 million treasury shares, respectively, for restricted stock award grants and issuance of shares vested under the Franchise Advisor Deferral Plan. In 2012, 2011 and 2010, the Company reacquired 0.3 million, 0.3 million and 0.1 million shares, respectively, of its common stock with an aggregate value of $21 million, $13 million and $7 million, respectively, from a total return swap used to economically hedge its Franchise Advisor Deferral Plan. See Note 15 for additional information.

18. Earnings per Share Attributable to Ameriprise Financial, Inc. Common Shareholders

The Company retrospectively adopted a new accounting standard for DAC in the first quarter of 2012. See Note 1 for the effect of the change on earnings per share attributable to Ameriprise Financial, Inc. common shareholders for prior periods retrospectively adjusted.

The computations of basic and diluted earnings per share attributable to Ameriprise Financial, Inc. common shareholders are as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions, except per share amounts)
Numerator
Income from continuing operations	$903	$1,070	$1,176
Less: Net income (loss) attributable to noncontrolling interests	(128)	(106)	163

Income from continuing operations attributable to Ameriprise Financial	1,031	1,176	1,013
Loss from discontinued operations, net of tax	(2)	(60)	(24)

Net income attributable to Ameriprise Financial	$1,029	$1,116	$989

Denominator
Basic: Weighted-average common shares outstanding	218.7	241.4	257.4
Effect of potentially dilutive nonqualified stock options and other share-based awards	4.1	4.9	4.9

Diluted: Weighted-average common shares outstanding	222.8	246.3	262.3

Earnings per share attributable to
Ameriprise Financial, Inc. common shareholders
Basic:
Income from continuing operations	$4.71	$4.87	$3.94
Loss from discontinued operations	(0.01)	(0.25)	(0.10)

Net income	$4.70	$4.62	$3.84

Diluted:
Income from continuing operations	$4.63	$4.77	$3.86
Loss from discontinued operations	(0.01)	(0.24)	(0.09)

Net income	$4.62	$4.53	$3.77

For the years ended December 31, 2012, 2011 and 2010, the dilutive effect of nonqualified stock options and other share based-awards excludes nil, 6.1 million and 2.2 million options, respectively, from the computation of earnings per share attributable to Ameriprise Financial, Inc. common shareholders. The inclusion of the options would have been anti-dilutive.

19. Regulatory Requirements

Restrictions on the transfer of funds exist under regulatory requirements applicable to certain of the Company's subsidiaries. At December 31, 2012, the aggregate amount of unrestricted net assets was approximately $2.1 billion.

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

State insurance statutes also contain limitations as to the amount of dividends and distributions that insurers may make without providing prior notification to state regulators. For RiverSource Life, dividends or distributions in excess of statutory unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life's primary regulator, and are subject to potential disapproval. In addition, dividends whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) the previous year's statutory net gain from operations or (ii) 10% of the previous year-end statutory capital and surplus are referred to as "extraordinary dividends." Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Government debt securities of $6 million and $7 million at December 31, 2012 and 2011, respectively, held by the Company's life insurance subsidiaries were on deposit with various states as required by law and satisfied legal requirements. Statutory capital and surplus for RiverSource Life were $3.1 billion, $2.7 billion and $3.7 billion for the years ended December 31, 2012, 2011 and 2010, respectively.

Ameriprise Certificate Company ("ACC") is registered as an investment company under the Investment Company Act of 1940 (the "1940 Act"). ACC markets and sells investment certificates to clients. ACC is subject to various capital requirements under the 1940 Act, laws of the State of Minnesota and understandings with the Securities and Exchange Commission ("SEC") and the Minnesota Department of Commerce. The terms of the investment certificates issued by ACC and the provisions of the 1940 Act also require the maintenance by ACC of qualified assets. Under the provisions of its certificates and the 1940 Act, ACC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $3.5 billion and $2.8 billion at December 31, 2012 and 2011, respectively. ACC had qualified assets of $3.7 billion and $2.9 billion at December 31, 2012 and 2011, respectively. Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements, up to a maximum commitment of $115 million. For the years ended December 31, 2012 and 2011, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.

Threadneedle's required capital is predominantly based on the requirements specified by its regulator, the Financial Services Authority ("FSA"), under its Capital Adequacy Requirements for asset managers.

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

In 2012, Ameriprise Bank requested regulatory approval to convert from a federal savings bank to a limited powers national trust bank. Conditional approval for this conversion was received in December 2012, and the conversion to a limited powers national trust bank, as well as the renaming of the entity as Ameriprise National Trust Bank, was completed in January 2013. Prior to this conversion, Ameriprise Bank, FSB was subject to regulation by both the Comptroller of Currency ("OCC"), as a federal savings bank, and by the Federal Deposit Insurance Corporation ("FDIC") in its role as insurer of its deposits. Following the conversion, Ameriprise National Trust Bank remains subject to regulation by the OCC and, to a limited extent, by the FDIC. As a limited powers national association, Ameriprise National Trust Bank remains subject to supervision under various laws and regulations enforced by the OCC, including those related to capital adequacy, liquidity and conflicts of interest.

20. Income Taxes

The Company retrospectively adopted a new accounting standard for DAC in the first quarter of 2012. See Note 1 for the effect of the change on affected financial statement line items for prior periods retrospectively adjusted. Prior period disclosures presented below have been retrospectively adjusted for the new accounting standard.

In 2012, the Company made two corrections to tax expense primarily attributable to prior periods. Management has determined that the effect of these corrections is not material to the Consolidated Financial Statements for all current and prior periods presented. See Note 1 for additional information on these corrections.

The components of income tax provision attributable to continuing operations were as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Current income tax
Federal	$229	$250	$(224)
State and local	25	21	13
Foreign	31	23	32

Total current income tax	285	294	(179)

Deferred income tax
Federal	37	90	483
State and local	15	1	(5)
Foreign	(2)	(8)	(6)

Total deferred income tax	50	83	472

Total income tax provision	$335	$377	$293

The geographic sources of pretax income from continuing operations were as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
United States	$1,161	$1,350	$1,305
Foreign	77	97	164

Total	$1,238	$1,447	$1,469

The principal reasons that the aggregate income tax provision attributable to continuing operations is different from that computed by using the U.S. statutory rate of 35% were as follows:

	Years Ended December 31,
	2012	2011	2010
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Changes in taxes resulting from:
Dividend exclusion	(5.9)	(8.5)	(4.6)
Tax-exempt interest income	(1.7)	(1.3)	(1.1)
Foreign tax credits, net of addback	(3.2)	(2.2)	(1.7)
Low income housing credits	(3.0)	(1.1)	(1.6)
Taxes applicable to prior years	(2.5)	0.2	(3.2)
State taxes, net of federal benefit	2.5	1.0	0.2
Net income (loss) attributable to noncontrolling interests	3.6	2.6	(3.9)
Other, net	2.3	0.4	0.8

Income tax provision	27.1%	26.1%	19.9%

The increase in the Company's effective tax rate in 2012 compared to 2011 primarily reflects higher state taxes and the impact of the out-of-period correction of tax related to securities lending activities, partially offset by increased tax credits and the impact of the out-of-period correction related to the Company's deferred tax balance review. The increase in the Company's effective tax rate in 2011 compared to 2010 primarily reflects the change in the noncontrolling interests which is included in pretax income, partially offset by a favorable audit settlement related to the dividends received deduction.

Accumulated earnings of certain foreign subsidiaries, which totaled $85 million at December 31, 2012, are intended to be permanently reinvested outside the United States. Accordingly, U.S. federal taxes, which would have aggregated $1 million, have not been provided on those earnings.

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. The significant components of the Company's deferred income tax assets and liabilities, which are included net within other assets or other liabilities on the Consolidated Balance Sheets, were as follows:

	December 31,
	2012	2011
	(in millions)
Deferred income tax assets
Liabilities for future policy benefits and claims	$1,320	$1,615
Investment impairments and write-downs	105	118
Investment related	104	—
Deferred compensation	310	274
Loss carryovers and tax credit carryforwards	43	134
Other	50	92

Gross deferred income tax assets	1,932	2,233
Less: valuation allowance	(16)	(5)

Total deferred income tax assets	1,916	2,228

Deferred income tax liabilities
Deferred acquisition costs	701	674
Investment related	—	260
Deferred sales inducement costs	142	180
Net unrealized gains on Available-for-Sale securities	708	457
Depreciation expense	164	182
Intangible assets	74	60
Other	82	71

Gross deferred income tax liabilities	1,871	1,884

Net deferred income tax assets	$45	$344

Included in the Company's deferred income tax assets are tax benefits related to state net operating losses of $39 million which will expire beginning December 31, 2014.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (expense) were as follows:

	2012	2011	2010
	(in millions)
Balance at January 1	$184	$75	$(33)
Additions based on tax positions related to the current year	2	1	2
Additions for tax positions of prior years	25	95	57
Reductions for tax positions of prior years	(83)	(8)	(42)
Settlements	(12)	21	91

Balance at December 31	$116	$184	$75

If recognized, approximately $38 million, $38 million and $54 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2012, 2011, and 2010, respectively, would affect the effective tax rate.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $76 million in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net reduction of $1 million in interest and penalties for the year ended December 31, 2012. The Company recognized $66 million of interest and penalties for the year ended December 31, 2011 and a net reduction of $17 million in interest and penalties for the year ended December 31, 2010. At December 31, 2012 and 2011, the Company had a payable of $36 million and $37 million, respectively, related to accrued interest and penalties.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The IRS has completed its field examination of the 1997 through 2007 tax returns. However, for federal income tax purposes, these years, except for 2007, continue to remain open as a consequence of certain unagreed-upon issues. The IRS is in the process of completing the audit of the Company's U.S. income tax returns for 2008 and 2009 and began auditing the Company's U.S. income tax returns for 2010 and 2011 in the fourth quarter of 2012. The Company's or certain of its subsidiaries' state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2008 and remain open for all years after 2008.

The items comprising other comprehensive income are presented net of the following income tax provision (benefit) amounts:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Net unrealized securities gains	$238	$90	$191
Net unrealized derivatives gains (losses)	4	(15)	8
Defined benefit plans	(9)	(28)	(2)
Foreign currency translation	7	(1)	(6)

Net income tax provision	$240	$46	$191

21. Retirement Plans and Profit Sharing Arrangements

Defined Benefit Plans

Pension Plans

The Company's U.S. non-advisor employees are generally eligible for the Ameriprise Financial Retirement Plan (the "Retirement Plan"), a noncontributory defined benefit plan which is a qualified plan under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Funding of costs for the Retirement Plan complies with the applicable minimum funding requirements specified by ERISA and is held in a trust. The Retirement Plan is a cash balance plan by which the employees' accrued benefits are based on notional account balances, which are maintained for each individual. Each pay period these balances are credited with an amount equal to a percentage of eligible compensation as defined by the Retirement Plan (which includes, but is not limited to, base pay, performance based incentive pay, commissions, shift differential and overtime). Prior to March 1, 2010, the percentage ranged from 2.5% to 10% based on employees' age plus years of service. Effective March 1, 2010, the percentage ranges from 2.5% to 5% based on employees' years of service. Employees eligible for the plan at the time of the change remain under the previous schedule until the new schedule becomes more favorable. Employees' balances are also credited with a fixed rate of interest that is updated each January 1 and is based on the average of the daily five-year U.S. Treasury Note yields for the previous October 1 through November 30, with a minimum crediting rate of 5%. Employees have the option to receive annuity payments or a lump sum payout at vested termination, retirement, death or disability. The Retirement Plan's year-end is September 30.

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

The components of the net periodic benefit cost for all pension plans were as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Service cost	$41	$38	$33
Interest cost	24	23	23
Expected return on plan assets	(30)	(26)	(23)
Amortization of prior service costs	(1)	(1)	(2)
Amortization of net (gain)/loss	7	1	—
Other	4	4	3

Net periodic benefit cost	$45	$39	$34

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets are amortized on a straight-line basis over the expected average remaining service period of active participants.

The following tables provide a reconciliation of the changes in the benefit obligation and fair value of assets for the pension plans:

	2012	2011
	(in millions)
Benefit obligation, January 1	$546	$469
Service cost	41	38
Interest cost	24	23
Benefits paid	(7)	(6)
Actuarial loss	51	40
Settlements	(15)	(18)
Foreign currency rate changes	3	—

Benefit obligation, December 31	$643	$546

	2012	2011
	(in millions)
Fair value of plan assets, January 1	$362	$327
Actual return on plan assets	49	(12)
Employer contributions	45	72
Benefits paid	(7)	(6)
Settlements	(15)	(18)
Foreign currency rate changes	3	(1)

Fair value of plan assets, December 31	$437	$362

The following table provides the amounts recognized in the Consolidated Balance Sheets, which equal the funded status of the Company's pension plans:

	December 31,
	2012	2011
	(in millions)
Benefit liability	$(214)	$(189)
Benefit asset	8	5

Net amount recognized	$(206)	$(184)

The Company complies with the minimum funding requirements in all countries.

The amounts recognized in accumulated other comprehensive income, net of tax, as of December 31, 2012 but not recognized as components of net periodic benefit cost included an unrecognized actuarial loss of $101 million and an unrecognized prior service credit of $4 million. The estimated amounts that will be amortized from accumulated other comprehensive income, net of tax, into net periodic benefit cost in 2013 include a prior service credit of $1 million.

The accumulated benefit obligation for all pension plans as of December 31, 2012 and 2011 was $576 million and $493 million, respectively. The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations that exceeded the fair value of plan assets were as follows:

	December 31,
	2012	2011
	(in millions)
Accumulated benefit obligation	$503	$434
Fair value of plan assets	333	282

The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations that exceeded the fair value of plan assets were as follows:

	December 31,
	2012	2011
	(in millions)
Projected benefit obligation	$547	$470
Fair value of plan assets	333	282

The weighted average assumptions used to determine benefit obligations for pension plans were as follows:

	2012	2011
Discount rates	3.45%	4.15%
Rates of increase in compensation levels	4.36	4.27

The weighted average assumptions used to determine net periodic benefit cost for pension plans were as follows:

	2012	2011	2010
Discount rates	4.15%	4.75%	5.28%
Rates of increase in compensation levels	4.27	4.25	4.22
Expected long-term rates of return on assets	7.69	8.00	8.00

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

The Company's pension plans' assets are invested in an aggregate diversified portfolio to minimize the impact of any adverse or unexpected results from a security class on the entire portfolio. Diversification is interpreted to include diversification by asset type, performance and risk characteristics and number of investments. When appropriate and consistent with the objectives of the plans, derivative instruments may be used to mitigate risk or provide further diversification, subject to the investment policies of the plans. Asset classes and ranges considered appropriate for investment of the plans' assets are determined by each plan's investment committee. The target allocations are 70% equity securities, 20% debt securities and 10% all other types of investments, except for the assets in pooled pension funds which are 80% equity securities, 15% debt securities, and 5% all other types of investments. Actual allocations will generally be within 5% of these targets. At December 31, 2012, there were no significant holdings of any single issuer and the exposure to derivative instruments was not significant.

The following tables present the Company's pension plan assets measured at fair value on a recurring basis:

	December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. large cap stocks	$89	$14	$—	$103
U.S. small cap stocks	43	1	—	44
Non-U.S. large cap stocks	17	30	—	47
Emerging markets	13	20	—	33
Debt securities:
U.S. investment grade bonds	20	12	—	32
U.S. high yield bonds	—	20	—	20
Non-U.S. investment grade bonds	—	15	—	15
Real estate investment trusts	—	—	12	12
Hedge funds	—	—	18	18
Pooled pension funds	—	104	—	104
Cash equivalents	9	—	—	9

Total	$191	$216	$30	$437

	December 31, 2011
Asset Category	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. large cap stocks	$75	$9	$—	$84
U.S. small cap stocks	38	1	—	39
Non-U.S. large cap stocks	14	23	—	37
Emerging markets	10	15	—	25
Debt securities:
U.S. investment grade bonds	17	15	—	32
U.S. high yield bonds	—	11	—	11
Non-U.S. investment grade bonds	—	16	—	16
Real estate investment trusts	—	—	11	11
Hedge funds	—	—	12	12
Pooled pension funds	—	80	—	80
Cash equivalents	15	—	—	15

Total	$169	$170	$23	$362

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

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

Asset Category	Real Estate Investment Trusts	Hedge Funds
Balance at January 1, 2010	$5	$—
Actual return on plan assets:
Relating to assets still held at the reporting date	1	—
Purchases	2	9

Balance at December 31, 2010	8	9
Actual return on plan assets:
Relating to assets still held at the reporting date	1	—
Purchases	2	11
Sales	—	(8)

Balance at December 31, 2011	11	12
Actual return on plan assets:
Relating to assets still held at the reporting date	—	1
Purchases	1	5

Balance at December 31, 2012	$12	$18

The Company's pension plans expect to make benefit payments to retirees as follows:

(in millions)
2013	$53
2014	58
2015	57
2016	58
2017	62
2018-2022	282

The Company expects to contribute $50 million to its pension plans in 2013.

Other Postretirement Benefits

The Company sponsors defined benefit postretirement plans that provide health care and life insurance to retired U.S. employees. Net periodic postretirement benefit costs were $(1) million, nil and nil in 2012, 2011 and 2010, respectively.

The following table provides a reconciliation of the changes in the defined postretirement benefit plan obligation:

	2012	2011
	(in millions)
Benefit obligation, January 1	$19	$21
Interest cost	1	1
Benefits paid	(4)	(5)
Participant contributions	3	4
Actuarial gain	1	(2)

Benefit obligation, December 31	$20	$19

The recognized liabilities for the Company's defined postretirement benefit plans are unfunded. At December 31, 2012 and 2011, the recognized liabilities were $20 million and $19 million, respectively, which was equal to the funded status of the Company's postretirement benefit plans.

The amounts recognized in accumulated other comprehensive income, net of tax, as of December 31, 2012 but not recognized as components of net periodic benefit cost included an unrecognized actuarial gain of $5 million and an unrecognized prior service credit of $1 million. The estimated amount that will be amortized from accumulated other comprehensive income, net of tax, into net periodic benefit cost in 2013 is approximately $1 million.

The weighted average assumptions used to determine benefit obligations for other postretirement benefits were as follows:

	2012	2011
Discount rates	3.40%	4.15%
Healthcare cost increase rates:
Following year	6.50	7.00
Decreasing to the year 2016	5.00	5.00

Discount rates are based on yields available on high-quality corporate bonds that would generate cash flows necessary to pay the benefits when due. A one percentage-point change in the assumed healthcare cost trend rates would not have a material effect on the postretirement benefit obligation or net periodic postretirement benefit costs.

The Company's defined benefit postretirement plans expect to make benefit payments to retirees as follows:

(in millions)
2013	$2
2014	2
2015	2
2016	2
2017	1
2018-2022	7

The Company expects to contribute $2 million to its defined benefit postretirement plans in 2013.

The following is a summary of unrealized losses included in other comprehensive income related to the Company's defined benefit plans:

	2012	2011	2010
	(in millions)
Net unrealized defined benefit losses at January 1	$(75)	$(24)	$(20)
Net losses	(23)	(77)	(4)
Prior service credit	(2)	(2)	(2)
Income tax benefit	9	28	2

Net unrealized defined benefit losses at December 31	$(91)	$(75)	$(24)

Defined Contribution Plan

In addition to the plans described previously, the Company's employees are generally eligible to participate in the Ameriprise Financial 401(k) Plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to make contributions through payroll deductions up to IRS limits and invest their contributions in one or more of the 401(k) Plan investment options, which include the Ameriprise Financial Stock Fund. The Company provides a dollar for dollar match up to the first 5% of eligible compensation an employee contributes on a pretax and/or Roth 401(k) basis for each annual period.

Under the 401(k) Plan, employees become eligible for contributions under the plan during the pay period they reach 60 days of service. Match contributions are fully vested after five years of service, vesting ratably over the first five years of service. The Company's defined contribution plan expense was $36 million, $33 million and $32 million in 2012, 2011 and 2010, respectively.

Threadneedle Profit Sharing Plan

On an annual basis, Threadneedle employees are eligible for a profit sharing arrangement. Through the end of 2012, the employee profit sharing plan provided for profit sharing of 30% based on an internally defined recurring pretax operating income measure for Threadneedle, which primarily included pretax income related to investment management services and investment portfolio income excluding gains and losses on asset disposals, certain reorganization expenses, EPP and EIP expenses and other non-recurring expenses. Beginning in 2013, the profit sharing percentage will be variable and linked to certain performance criteria. Compensation expense related to the employee profit sharing plan was $67 million, $54 million and $52 million in 2012, 2011 and 2010, respectively.

22. Commitments, Guarantees and Contingencies

Commitments

The Company is committed to pay aggregate minimum rentals under noncancelable operating leases for office facilities and equipment in future years as follows:

(in millions)
2013	$83
2014	77
2015	69
2016	57
2017	55
Thereafter	131

Total	$472

For the years ended December 31, 2012, 2011 and 2010, operating lease expense was $84 million, $91 million and $91 million, respectively.

The following table presents the Company's funding commitments:

	December 31,
	2012	2011
	(in millions)
Commercial mortgage loan commitments	$76	$19
Consumer mortgage loan commitments	627	730
Consumer lines of credit	5	1,685
Affordable housing partnerships	144	267

Total funding commitments	$852	$2,701

Guarantees

The Company's life and annuity products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2012, these guarantees range up to 5%.

The Company is required by law to be a member of the guaranty fund association in every state where it is licensed to do business. In the event of insolvency of one or more unaffiliated insurance companies, the Company could be adversely affected by the requirement to pay assessments to the guaranty fund associations. Uncertainty and volatility in the U.S. economy and financial markets in recent years have weakened the financial condition of numerous insurers, including insurers currently in receiverships, increasing the risk of triggering guaranty fund assessments.

The Company projects its cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations ("NOLHGA") and the amount of its premiums written relative to the industry-wide premium in each state. The Company accrues the estimated cost of future guaranty fund assessments when it is considered probable that an assessment will be imposed, the event obligating the Company to pay the assessment has occurred and the amount of the assessment can be reasonably estimated.

Executive Life Insurance Company of New York ("ELNY") was placed into rehabilitation by a New York state court in 1991. On April 16, 2012, the court issued an order converting the rehabilitation into a liquidation proceeding under a plan submitted by the New York insurance regulator with support from NOLHGA and the industry.

During the second quarter of 2012, the Company established a liability for estimated guaranty fund assessments and a related premium tax asset, primarily associated with ELNY. At December 31, 2012, the estimated liability was $26 million and the related premium tax asset was $19 million. The expected period over which the assessments will be made and the related tax credits recovered is not known. At December 31, 2011, the net liability was not considered material.

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

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company's businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, FINRA, the Federal Reserve Bank, the OCC, the FSA, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company's business activities and practices, and the practices of the Company's financial advisors. During recent periods, the Company has received information requests, exams or inquiries regarding certain matters, including: sales of, or disclosures pertaining to, mutual funds, annuities, equity and fixed income securities, low priced securities, insurance products, brokerage services and financial advice offerings; front office systems and controls; supervision of the Company's financial advisors; and company procedures and information security. The Company is also responding to regulatory audits, market conduct examinations and other inquiries (including inquiries from the states of Minnesota and New York) relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

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

In November 2010, the Company's J. & W. Seligman & Co. Incorporated subsidiary ("Seligman") received a governmental inquiry regarding an industry insider trading investigation, as previously stated by the Company in general media reporting. The Company continues to cooperate fully with that inquiry, responding to requests for information from both the SEC and U.S. Attorney's office. Neither the Company nor Seligman has been accused of any wrongdoing, and the government has confirmed that neither the Company nor any of its affiliated entities is a target of its investigation into potential insider trading. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the matter, the difficulty in predicting the direction of the government's inquiry and the government's indication of the Company's status relative to the investigation.

In October 2011, a putative class action lawsuit entitled Roger Krueger, et al. vs. Ameriprise Financial, et al. was filed in the United States District Court for the District of Minnesota against the Company, certain of its present or former employees and directors, as well as certain fiduciary committees on behalf of participants and beneficiaries of the Ameriprise Financial 401(k) Plan. The alleged class period is from October 1, 2005 to the present. The action alleges that Ameriprise breached fiduciary duties under ERISA, by selecting and retaining primarily proprietary mutual funds with allegedly poor performance histories, higher expenses relative to other investment options and improper fees paid to Ameriprise Financial or its subsidiaries. The action also alleges that the Company breached fiduciary duties under ERISA because it used its affiliate Ameriprise Trust Company as the Plan trustee and record-keeper and improperly reaped profits from the sale of the record-keeping business to Wachovia Bank, N.A. Plaintiffs allege over $20 million in damages. Plaintiffs filed an amended complaint on February 7, 2012. On April 11, 2012, the Company filed its motion to dismiss the Amended Complaint. The Court denied the motion to dismiss on November 20, 2012, and now the parties will engage in discovery. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the absence of class certification, the lack of a formal demand on the Company by the plaintiffs and plaintiffs' failure to allege any specific, evidence-based damages.

In October 2012, a putative class action lawsuit entitled Jeffers vs. Ameriprise Financial Services, et al. was filed against the Company in the United States District Court for the Northern District of Illinois relating to its sales of the Inland Western (now known as Retail Properties of America, Inc. ("RPAI")) REIT. The action also names as defendants RPAI, several of RPAI's executives, and several members of RPAI's board. The action alleges that the Company failed to perform required due diligence and misrepresented various aspects of the REIT including fees charged to clients, risks associated with the product, and valuation of the shares on client account statements. Plaintiffs seek unspecified damages. The Company was served in December, and there is currently no deadline by which the Company is required to respond to the complaint. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the absence of class certification, the lack of a formal demand on the Company by the plaintiffs and plaintiffs' failure to allege any specific, evidence-based damages.

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

 24. Discontinued Operations

During the fourth quarter of 2011, the Company sold Securities America to Ladenburg Thalmann Financial Services, Inc.

The components of loss from discontinued operations, net of tax, were as follows for the years ended December 31:

	2012	2011	2010
	(in millions)
Total net revenues	$—	$382	$467
Income (loss) from discontinued operations	$2	$(124)	$(40)
Gain on sale	(7)	26	—
Income tax benefit	(3)	(38)	(16)

Loss from discontinued operations, net of tax	$(2)	$(60)	$(24)

25. Segment Information

The Company's segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other. The prior period results for the Protection and Annuities segments have been recast due to the Company's adoption of the new accounting standard for DAC as discussed in Note 1 and Note 3.

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

The Advice & Wealth Management segment provides financial planning and advice, as well as full-service brokerage services, primarily to retail clients through the Company's advisors. The Company's advisors have access to a diversified selection of both affiliated and non-affiliated products to help clients meet their financial needs. A significant portion of revenues in this segment is fee-based, driven by the level of client assets, which is impacted by both market movements and net asset flows. The Company also earns net investment income on invested assets primarily from certificate products. This segment earns revenues (distribution fees) for distributing non-affiliated products and earns intersegment revenues (distribution fees) for distributing the Company's affiliated products and services provided to its retail clients. Intersegment expenses for this segment include expenses for investment management services provided by the Asset Management segment. In January 2013, the Company completed the conversion of Ameriprise Bank to Ameriprise National Trust Bank. As a result of the conversion, Ameriprise National Trust Bank is no longer engaged in deposit-taking and credit-originating activities. In 2012, all banking deposits were liquidated and returned to clients, Ameriprise Bank's consumer loan portfolio was sold to affiliates of Ameriprise Bank and Ameriprise Bank's credit card account portfolio was sold to Barclays.

The Asset Management segment provides investment advice and investment products to retail, high net worth and institutional clients. Such products and services are provided on a global scale through two complementary asset management businesses: Columbia Management Investment Advisers, LLC ("Columbia" or "Columbia Management") and Threadneedle. Columbia Management primarily provides U.S. domestic products and services and Threadneedle primarily provides international investment products and services. Columbia provides clients with U.S. domestic individual products through unaffiliated third party financial institutions and through the Advice & Wealth Management segment. Threadneedle provides institutional products and services through the Company's institutional sales force. International retail products are primarily distributed through third-party institutions. Individual products include mutual funds, exchange-traded funds and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, individually managed accounts, collateralized loan obligations, hedge funds, collective funds and property funds. Collateralized loan obligations and hedge funds are classified as alternative assets. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. The Company may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. In addition to the products and services provided to third-party clients, management teams serving the Asset Management segment provide all intercompany asset management services for Ameriprise Financial subsidiaries. The fees for all such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management, Annuities and Protection segments.

The Annuities segment provides variable and fixed annuity products of RiverSource Life companies to individual clients. The Company provides variable annuity products through its advisors and fixed annuity products are provided through both affiliated and unaffiliated advisors and financial institutions. Revenues for the Company's variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for the Company's fixed annuity products are primarily earned as net investment income on assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. The Company also earns net investment income on owned assets supporting reserves for immediate annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Intersegment revenues for this segment reflect fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of variable insurance trust funds ("VIT Funds") under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

The Protection segment offers a variety of products to address the protection and risk management needs of the Company's retail clients including life, DI and property-casualty insurance. Life and DI products are primarily provided through the Company's advisors. The Company's property-casualty products are sold through affinity relationships. The Company issues insurance policies through its life insurance subsidiaries and the Property Casualty companies. The primary sources of revenues for this segment are premiums, fees, and charges that the Company receives to assume insurance-related risk. The Company earns net investment income on owned assets supporting insurance reserves and capital supporting the business. The Company also receives fees based on the level of assets supporting VUL separate account balances. This segment earns intersegment revenues from fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the VUL contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

The Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in the Company's subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment also includes revenues and expenses of consolidated investment entities, which are excluded on an operating basis.

Prior to 2012, the Chief Operating Decision Makers received segment results prepared on a GAAP basis and on an operating basis and the Company has presented segment results in the Segment footnote on a GAAP basis. Operating results have become more relevant in how management measures segment performance and determines compensation. Accordingly, beginning in 2012, operating earnings have become the measure of segment profit or loss management uses to evaluate segment performance. The segment results for the year ended December 31, 2012 are presented on an operating basis and the prior periods have been recast.

Management uses segment operating measures in goal setting, as a basis for determining employee compensation and in evaluating performance on a basis comparable to that used by some securities analysts and investors. Consistent with GAAP accounting guidance for segment reporting, operating earnings is the Company's measure of segment performance. Operating earnings should not be viewed as a substitute for GAAP income from continuing operations before income tax provision. The Company believes the presentation of segment operating earnings as the Company measures it for management purposes enhances the understanding of its business by reflecting the underlying performance of its core operations and facilitating a more meaningful trend analysis.

The accounting policies of the segments are the same as those of the Company, except for operating adjustments defined below, the method of capital allocation, the accounting for gains (losses) from intercompany revenues and expenses and not providing for income taxes on a segment basis.

Operating earnings is defined as operating net revenues less operating expenses. Operating net revenues and operating expenses exclude the results of discontinued operations, integration and restructuring charges and the impact of consolidating investment entities. Operating net revenues also exclude net realized gains or losses. Operating expenses also exclude the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization). The market impact on variable annuity guaranteed living benefits includes changes in the GMWB and GMAB embedded derivative liability values caused by changes in financial market conditions, net of changes in associated economic hedge values. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on GMWB and GMAB embedded derivative liability values of discounting projected benefits to reflect a current estimate of the Company's life insurance subsidiary's nonperformance spread. Integration and restructuring charges primarily relate to the Company's acquisition of the long-term asset management business of Columbia Management Group on April 30, 2010. The costs include system integration costs, proxy and other regulatory filing costs, employee reduction and retention costs and investment banking, legal and other acquisition costs. Beginning in the second quarter of 2012, integration and restructuring charges also include expenses related to the Company's transition of its federal savings bank subsidiary, Ameriprise Bank, FSB, to a limited powers national trust bank.

The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	December 31,
	2012	2011
	(in millions)
Advice & Wealth Management	$8,962	$12,293
Asset Management	6,267	6,863
Annuities	91,587	86,598
Protection	19,065	18,304
Corporate & Other	8,848	8,249

Total assets	$134,729	$132,307

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Operating net revenues:
Advice & Wealth Management	$3,873	$3,713	$3,342
Asset Management	2,891	2,897	2,365
Annuities	2,524	2,630	2,491
Protection	2,088	2,069	2,046
Corporate & Other	20	3	4
Eliminations(1)	(1,253)	(1,262)	(1,131)

Total segment operating net revenues	10,143	10,050	9,117
Net realized gains	7	6	33
Revenues of consolidated investment entities	71	136	362
Integration and restructuring charges	(4)	—	—

Total net revenues per consolidated statements of operations	$10,217	$10,192	$9,512

(1)
Represents the elimination of intersegment revenues recognized for the years ended December 31, 2012, 2011 and 2010 in each segment as follows: Advice & Wealth Management ($901, $930 and $884, respectively); Asset Management ($43, $42 and $36, respectively); Annuities ($271, $251 and $176, respectively); Protection ($37, $37 and $35, respectively); and Corporate & Other ($1, $2 and nil, respectively).

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Operating earnings:
Advice & Wealth Management	$443	$406	$322
Asset Management	557	528	410
Annuities	567	625	486
Protection	398	386	409
Corporate & Other	(270)	(241)	(224)

Total segment operating earnings	1,695	1,704	1,403
Net realized gains	7	6	33
Net income (loss) attributable to noncontrolling interests	(128)	(106)	163
Market impact on variable annuity living benefits, net of hedges, DSIC and DAC amortization	(265)	(62)	(19)
Integration and restructuring charges	(71)	(95)	(111)

Income from continuing operations before income tax provision per consolidated statements of operations	$1,238	$1,447	$1,469

 26. Quarterly Financial Data (Unaudited)

The 2011 quarterly results of operations and earnings per share attributable to Ameriprise Financial, Inc. common shareholders have been recast due to the Company's adoption of the new accounting standard for DAC as discussed in Note 1 and Note 3.

	2012				2011
	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
	(in millions, except per share data)
Net revenues	$2,674	$2,468	$2,514	$2,561	$2,582	$2,455	$2,623	$2,532
Income from continuing operations before income tax provision	$418	$199	$299	$322	$326	$326	$409	$386
Income from continuing operations	$331	$152	$171	$249	$268	$217	$291	$294
Income (loss) from discontinued operations, net of tax	1	(1)	(1)	(1)	13	2	(4)	(71)

Net income	332	151	170	248	281	219	287	223
Less: Net income (loss) attributable to noncontrolling interests	(57)	(22)	(53)	4	45	(105)	(28)	(18)

Net income attributable to Ameriprise Financial	$389	$173	$223	$244	$236	$324	$315	$241

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic
Income from continuing operations	$1.84	$0.81	$1.01	$1.08	$0.97	$1.35	$1.30	$1.24
Income (loss) from discontinued operations	0.01	(0.01)	—	(0.01)	0.06	0.01	(0.02)	(0.28)

Net income	$1.85	$0.80	$1.01	$1.07	$1.03	$1.36	$1.28	$0.96

Diluted
Income from continuing operations	$1.80	$0.79	$0.99	$1.06	$0.95	$1.33	$1.27	$1.21
Income (loss) from discontinued operations	0.01	—	—	(0.01)	0.06	0.01	(0.02)	(0.27)

Net income	$1.81	$0.79	$0.99	$1.05	$1.01	$1.34	$1.25	$0.94

Weighted average common shares outstanding:
Basic	210.8	215.0	221.7	227.3	230.6	238.0	245.5	251.6
Diluted	215.1	219.1	225.6	231.7	234.5	242.0	251.0	257.7
Cash dividends declared per common share	$0.45	$0.35	$0.35	$—	$0.51	$0.23	$0.23	$0.18
Common share price:
High	$63.75	$60.47	$57.94	$58.68	$50.85	$59.49	$63.78	$65.12
Low	$55.66	$47.84	$45.17	$49.14	$36.00	$38.93	$54.72	$57.29

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2012.

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

The Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on management's assessment and those criteria, we believe that, as of December 31, 2012, the Company's internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2012.

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

James M. Cracchiolo — Chairman and Chief Executive Officer

Mr. Cracchiolo (54) has been our Chairman and Chief Executive Officer since September 2005. Prior to that time, Mr. Cracchiolo was Chairman and Chief Executive Officer of American Express Financial Corporation ("AEFC") since March 2001; President and Chief Executive Officer of AEFC since November 2000; and Group President, Global Financial Services of American Express since June 2000. He served as Chairman of American Express Bank Ltd. from September 2000 until April 2005 and served as President and Chief Executive Officer of Travel Related Services International from May 1998 through July 2003. He is an advisor to the March of Dimes and previously served on the boards of the American Council of Life Insurers, The Financial Services Roundtable, Tech Data Corporation and the March of Dimes.

Joseph E. Sweeney — President — Advice & Wealth Management, Products and Service Delivery

Mr. Sweeney (51) has been our President — Advice & Wealth Management, Products and Service Delivery since June 2012. Prior to that time, Mr. Sweeney served as President — Advice and Wealth Management, Products and Services since May 2009 and as President — Financial Planning, Products and Services since 2005. Prior to that, Mr. Sweeney served as Senior Vice President and General Manager of Banking, Brokerage and Managed Products of AEFC since April 2002. Prior thereto, he served as Senior Vice President and Head, Business Transformation, Global Financial Services of American Express from March 2001 until April 2002. Mr. Sweeney is currently on the board of directors of the Securities Industry and Financial Markets Association.

William F. Truscott — CEO — Global Asset Management

Mr. Truscott (52) has been our CEO — Global Asset Management since September 2012. Prior to that time, Mr. Truscott had served as CEO — U.S. Asset Management and President, Annuities since May 2010, as President — U.S. Asset Management, Annuities and Chief Investment Officer since February 2008 and as President — U.S. Asset Management and Chief Investment Officer since September 2005. Prior to that, Mr. Truscott served as Senior Vice President and Chief Investment Officer of AEFC, a position he held since he joined the company in September 2001.

Walter S. Berman — Executive Vice President and Chief Financial Officer

Mr. Berman (70) has been our Executive Vice President and Chief Financial Officer since September 2005. Prior to that, Mr. Berman served as Executive Vice President and Chief Financial Officer of AEFC, a position he held since January 2003. From April 2001 to January 2004, Mr. Berman served as Corporate Treasurer of American Express.

Kelli A. Hunter — Executive Vice President of Human Resources

Ms. Hunter (51) has been our Executive Vice President of Human Resources since September 2005. Prior to that, Ms. Hunter served as Executive Vice President of Human Resources of AEFC since joining our company in June 2005. Prior to joining AEFC, Ms. Hunter was Senior Vice President — Global Human Capital for Crown Castle International Corporation in Houston, Texas. Prior to that, she held a variety of senior level positions in human resources for Software Spectrum, Inc., Mary Kay, Inc., as well as Morgan Stanley Inc. and Bankers Trust New York Corporation.

John C. Junek — Executive Vice President and General Counsel

Mr. Junek (63) has been our Executive Vice President and General Counsel since September 2005. Prior to that, Mr. Junek served as Senior Vice President and General Counsel of AEFC since June 2000.

Randy Kupper — Executive Vice President and Chief Information Officer

Mr. Kupper (54) has been our Executive Vice President and Chief Information Officer since June 2012. Prior to that, Mr. Kupper had served as Executive Vice President — Applications Development since January 2010 and as Senior Vice President — Applications Development since November 2008. Prior to joining Ameriprise in 2008, he served as a Senior Vice President — Technology of U.S. Consumer and Small Business Services at American Express, where he spent approximately ten years holding leadership positions in the technologies organization.

Neal Maglaque — President — Advice & Wealth Management, Business Development and Chief Operating Officer

Mr. Maglaque (56) has been our President — Advice & Wealth Management, Business Development and Chief Operating Officer since June 2012. Prior to that time, Mr. Maglaque served as Executive Vice President and Advice & Wealth Management Chief Operating Officer since 2009, Senior Vice President — USAG Business Planning and Operations since 2006 and as Senior Vice President — Lead Financial Officer Enterprise Finance since 2005. Prior thereto, Mr. Maglaque held several leadership positions at American Express.

Kim M. Sharan — President — Financial Planning and Wealth Strategies, Chief Marketing Officer

Ms. Sharan (55) has been our President — Financial Planning and Wealth Strategies, Chief Marketing Officer since June 2009. Prior to that time, Ms. Sharan served as Executive Vice President and Chief Marketing Officer. Prior to that, Ms. Sharan served as Senior Vice President and Chief Marketing Officer of AEFC since July 2004. Prior thereto, she served as Senior Vice President and Head of Strategic Planning of the Global Financial Services Division of American Express from October 2002 until July 2004. Prior to joining American Express, Ms. Sharan was Managing Director at Merrill Lynch in Tokyo, Japan, from February 2000 until September 2002.

Deirdre D. McGraw — Executive Vice President — Corporate Communications and Community Relations

Ms. McGraw (42) has been our Executive Vice President — Corporate Communications and Community Relations since February 2010. Previously, Ms. McGraw served as Senior Vice President — Corporate Communications and Community Relations since February 2007 and as Vice President — Corporate Communications since May 2006. Prior thereto, Ms. McGraw served as Vice President — Business Planning and Communications for our Chairman's Office, and prior to that, she served as Vice President — Business Planning and Communications for the Group President, Global Financial Services at American Express.

John R. Woerner — President — Insurance & Annuities and Chief Strategy Officer

Mr. Woerner (43) has been our President — Insurance and Annuities and Chief Strategy Officer since September 2012. Prior to that time, he served as President — Insurance and Chief Strategy Officer since February 2008 and, as Senior Vice President — Strategy and Business Development since September 2005. Prior to that, Mr. Woerner served as Senior Vice President — Strategic Planning and Business Development of AEFC since March 2005. Prior to joining AEFC, Mr. Woerner was a Principal at McKinsey & Co., where he spent approximately ten years serving leading U.S. and European financial services firms, and co-led McKinsey's U.S. Asset Management Practice.

Donald E. Froude — President — The Personal Advisors Group

Mr. Froude (57) has been our President — The Personal Advisors Group since September 2008. Prior to joining us, Mr. Froude served as managing director and head of U.S. distribution for Legg Mason, Inc. since 2006. Prior to that, he served as President of Intermediary Distribution for Columbia Management, a division of Bank of America, from 2004 to 2006. Prior thereto, he was president and chief executive officer of Quick & Reilly.

David K. Stewart — Senior Vice President and Controller (Principal Accounting Officer)

Mr. Stewart (59) has been our Senior Vice President and Controller since September 2005. Prior to that, Mr. Stewart served as Vice President and Controller of AEFC and its subsidiaries since June 2002, when he joined American Express. Prior thereto, Mr. Stewart held various management and officer positions in accounting, financial reporting and treasury operations at Lutheran Brotherhood, now known as Thrivent Financial for Lutherans, where he was Vice President — Treasurer from 1997 until 2001.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) — shares
Plan category
Equity compensation plans approved by security holders	15,906,926	(1)	$44.57	6,466,413
Equity compensation plans not approved by security holders	5,768,533	(2)	32.39	7,858,739	(3)

Total	21,675,459		$41.33	14,325,152

(1)
Includes 1,730,084 share units subject to vesting per the terms of the applicable plan which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B.

(2)
Includes 4,948,492 share units subject to vesting per the terms of the applicable plans which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B. For additional information on the Company's equity compensation plans see Note 16 — Share-Based Compensation to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The non-shareholder approved plans consist of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, the Ameriprise Advisor Group Deferred Compensation Plan and the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.

(3)
Consists of 3,249,025 shares of common stock issuable under the terms of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, 2,531,857 shares of common stock issuable under the Ameriprise Advisor Group Deferred Compensation Plan, and 2,077,857 shares of common stock issuable under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.

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

Item 14. Principal Accountant Fees and Services.

The information set forth under the heading "Items to be Voted on by Shareholders — Item 3 — Ratification of Audit Committee's Selection of Independent Registered Public Accountants for 2013 — Independent Registered Public Accountant Fees"; " — Services to Associated Organizations"; and " — Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants," in the Proxy Statement is incorporated herein by reference.

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

AMERIPRISE FINANCIAL, INC. (Registrant)
Date: February 26, 2013	By	/s/ Walter S. Berman Walter S. Berman Executive Vice President and Chief Financial Officer

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

Date: February 26, 2013	By	/s/ James M. Cracchiolo James M. Cracchiolo Chairman and Chief Executive Officer (Principal Executive Officer and Director)
Date: February 26, 2013	By	/s/ Walter S. Berman Walter S. Berman Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 26, 2013	By	/s/ David K. Stewart David K. Stewart Senior Vice President and Controller (Principal Accounting Officer)
Date: February 26, 2013	By	/s/ Lon R. Greenberg Lon R. Greenberg Director

Date: February 26, 2013	By	/s/ Warren D. Knowlton Warren D. Knowlton Director
Date: February 26, 2013	By	/s/ W. Walker Lewis W. Walker Lewis Director
Date: February 26, 2013	By	/s/ Siri S. Marshall Siri S. Marshall Director
Date: February 26, 2013	By	/s/ Jeffrey Noddle Jeffrey Noddle Director
Date: February 26, 2013	By	/s/ H. Jay Sarles H. Jay Sarles Director
Date: February 26, 2013	By	/s/ Robert F. Sharpe, Jr. Robert F. Sharpe, Jr. Director
Date: February 26, 2013	By	/s/ William H. Turner William H. Turner Director

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Shareholders of Ameriprise Financial, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 26, 2013 appearing in this Annual Report to Shareholders of Ameriprise Financial, Inc. on Form 10-K also included audits of the financial statement schedule listed in the index appearing under Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company's subsidiaries changed the manner in which they account for deferred acquisition costs in 2012.

Minneapolis, Minnesota
February 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ameriprise Financial, Inc.

We have audited the consolidated statements of operations, comprehensive income, equity, and cash flows for the year ended December 31, 2010, and have issued our report thereon dated February 28, 2011; except for Note 24 (Discontinued Operations), as to which the date is February 24, 2012; and except for Notes 1 and 3 regarding the impact of the adopted new accounting guidance related to the deferral of acquisition costs for insurance and annuity products, as to which the date is February 26, 2013 (included elsewhere in this Registration Statement). Our audit also included the financial statement schedule for the year ended December 31, 2010 listed in Item 15(a) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statement schedule, certain 2010 amounts have been retrospectively adjusted for the adoption of new accounting guidance related to the deferral of acquisition costs for insurance and annuity products.

Minneapolis, Minnesota
February 28, 2011; except for Note 2 (Discontinued Operations), as to which the date is February 24, 2012; and except for Note 1, regarding the adoption of new accounting guidance related to the deferral of acquisition costs for insurance and annuity products, as to which the date is February 26, 2013.

Schedule I — Condensed Financial Information of Registrant

(Parent Company Only)

Schedule I — Condensed Financial Information of Registrant
Condensed Statements of Operations

(Parent Company Only)

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Revenues
Management and financial advice fees	$1	$—	$129
Distribution fees	—	9	11
Net investment income	29	18	17
Other revenues	9	30	29

Total revenues	39	57	186
Banking and deposit interest expense	3	—	1

Total net revenues	36	57	185

Expenses
Distribution expenses	(5)	5	(9)
Interest and debt expense	94	95	107
General and administrative expense	255	223	288

Total expenses	344	323	386

Pretax loss before equity in earnings of subsidiaries	(308)	(266)	(201)
Income tax benefit	(104)	(102)	(120)

Loss before equity in earnings of subsidiaries	(204)	(164)	(81)
Equity in earnings of subsidiaries excluding discontinued operations	1,235	1,340	1,094

Net income from continuing operations	1,031	1,176	1,013
Loss from discontinued operations, net of tax	(2)	(60)	(24)

Net income	$1,029	$1,116	$989

See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant
Condensed Balance Sheets

(Parent Company Only)

	December 31,
	2012	2011
	(in millions, except share data)
Assets
Cash and cash equivalents	$900	$712
Investments	894	857
Loans to subsidiaries	467	624
Due from subsidiaries	225	243
Receivables	12	35
Land, buildings, equipment, and software, net of accumulated depreciation of $756 and $707, respectively	251	263
Investments in subsidiaries	8,200	8,065
Other assets	1,350	1,357

Total assets	$12,299	$12,156

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued expenses	$198	$167
Due to subsidiaries	330	382
Debt	2,403	2,393
Other liabilities	612	654

Total liabilities	3,543	3,596

Shareholders' Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 309,399,529 and 303,757,574, respectively)	3	3
Additional paid-in capital	6,503	6,237
Retained earnings	6,381	5,603
Treasury shares, at cost (105,456,535 and 81,814,591 shares, respectively)	(5,325)	(4,034)
Accumulated other comprehensive income, net of tax, including amounts applicable to equity investments in subsidiaries	1,194	751

Total shareholders' equity	8,756	8,560

Total liabilities and shareholders' equity	$12,299	$12,156

See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant
Condensed Statements of Cash Flows

(Parent Company Only)

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Cash Flows from Operating Activities
Net income	$1,029	$1,116	$989
Equity in earnings of subsidiaries excluding discontinued operations	(1,235)	(1,340)	(1,094)
Loss from discontinued operations, net of tax	2	60	24
Dividends received from subsidiaries	1,366	1,210	796
Other operating activities, primarily with subsidiaries	197	(231)	921

Net cash provided by operating activities	1,359	815	1,636

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	—	—	31
Maturities, sinking fund payments and calls	30	239	151
Purchases	—	(22)	(151)
Proceeds from sale of other investments	1	—	—
Purchase of other investments	(55)	—	(32)
Purchase of land, buildings, equipment and software	(38)	(56)	(32)
Contributions to subsidiaries	(131)	(128)	(73)
Return of capital from subsidiaries	347	22	116
Acquisitions	—	—	(866)
Proceeds from sale of business	—	150	—
Repayment of loans from subsidiaries	1,150	1,252	1,282
Issuance of loans to subsidiaries	(994)	(1,312)	(1,463)
Other, net	(16)	2	34

Net cash provided by (used in) investing activities	294	147	(1,003)

Cash Flows from Financing Activities
Repayments of debt	$—	$(14)	$(354)
Dividends paid to shareholders	(305)	(212)	(183)
Repurchase of common shares	(1,381)	(1,495)	(582)
Issuances of debt, net of issuance costs	—	—	744
Exercise of stock options	160	66	113
Excess tax benefits from share-based compensation	64	90	9
Other, net	(3)	(1)	(2)

Net cash used in financing activities	(1,465)	(1,566)	(255)

Net increase (decrease) in cash and cash equivalents	188	(604)	378
Cash and cash equivalents at beginning of year	712	1,316	938

Cash and cash equivalents at end of year	$900	$712	$1,316

Supplemental Disclosures:
Interest paid on debt	$139	$139	$140
Income taxes paid, net	170	334	2
Non-cash capital transactions to (from) subsidiaries	—	(850)	14
Non-cash financing activity:
Dividends declared but not paid	—	62	—

See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant
Notes to Condensed Financial Information of Registrant

(Parent Company Only)

1. Basis of Presentation

The accompanying Condensed Financial Statements include the accounts of Ameriprise Financial, Inc. (the "Registrant," "Ameriprise Financial" or "Parent Company") and, on an equity basis, its subsidiaries and affiliates. The appropriated retained earnings of consolidated investment entities are not included on the Parent Company Only Condensed Financial Statements. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the current year's presentation. On January 1, 2012, the insurance subsidiaries of the Parent Company retrospectively adopted the new accounting standard for deferred acquisition costs for insurance and annuity products. The financial information of the Parent Company should be read in conjunction with the Consolidated Financial Statements and Notes of Ameriprise Financial. Parent Company revenues and expenses, other than compensation and benefits and debt and interest expense, are primarily related to intercompany transactions with subsidiaries and affiliates.

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

2. Discontinued Operations

In the fourth quarter of 2011, Ameriprise Financial sold Securities America for $150 million. The results of Securities America have been presented as loss from discontinued operations, net of tax for all periods presented.

3. Debt

All of the debt of Ameriprise Financial is borrowings of the Parent Company, except as indicated below.

•
At December 31, 2012 and 2011, the debt of Ameriprise Financial included $501 million and $504 million of repurchase agreements, respectively, which are accounted for as secured borrowings.

4. Guarantees, Commitments and Contingencies

The Parent Company is the guarantor for operating leases of IDS Property Casualty Insurance Company and certain other subsidiaries.

All consolidated legal, regulatory and arbitration proceedings, including class actions of Ameriprise Financial, Inc. and its consolidated subsidiaries are potential or current obligations of the Parent Company.

The Parent Company and Ameriprise Certificate Company ("ACC") entered into a Capital Support Agreement on March 2, 2009, pursuant to which the Parent Company agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements, up to a maximum commitment of $115 million. For the years ended December 31, 2012, 2011 and 2010, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.

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
10.3
Ameriprise Financial Deferred Compensation Plan, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 24, 2012).
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
10.15
Ameriprise Financial Deferred Share Plan for Outside Directors, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 24, 2012).
10.16	CEO Security and Compensation Arrangements (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on October 31, 2005).
10.17
Ameriprise Financial Senior Executive Severance Plan, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 24, 2012).
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
10.20
Form of Indemnification Agreement for directors, Chief Executive Officer, Chief Financial Officer, General Counsel and Principal Accounting Officer and any other officers designated by the Chief Executive Officer (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, File No. 1-32525, filed on April 26, 2012).
10.21	Ameriprise Financial 2008 Employment Incentive Equity Award Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, File No. 333-156075, filed on December 11, 2008).
10.22*	Ameriprise Advisor Group Deferred Compensation Plan, as amended and restated effective January 1, 2012.
10.23
Credit Agreement, dated as of November 22, 2011, among Ameriprise Financial, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Credit Suisse AG, Cayman Islands Branch, HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on November 23, 2011) and that certain Amendment No. 1 to Credit Agreement, dated as of August 1, 2012, among Ameriprise Financial, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, File No. 1-32525, filed on November 5, 2012).
10.24
Capital Support Agreement by and between Ameriprise Financial, Inc. and Ameriprise Certificate Company, dated as of March 2, 2009 (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K, File No. 1-32525, filed on March 2, 2009).
12*	Ratio of Earnings to Fixed Charges.
13*
Portions of the Ameriprise Financial, Inc. 2012 Annual Report to Shareholders, which, except for those sections incorporated herein by reference, are furnished solely for the information of the SEC and are not to be deemed "filed."
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
101*
The following materials from Ameriprise Financial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Balance Sheets at December 31, 2012 and 2011; (iv) Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to the Consolidated Financial Statements.

E-2