Form 10-Q
period 2013-03-31
AMERIPRISE FINANCIAL INC
filed 2013-05-01
CIK 820027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2013
Common Stock (par value $.01 per share)	201,529,269 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues
Management and financial advice fees	$1,244	$1,132
Distribution fees	434	402
Net investment income	489	531
Premiums	310	301
Other revenues	222	206
Total revenues	2,699	2,572
Banking and deposit interest expense	8	11
Total net revenues	2,691	2,561
Expenses
Distribution expenses	726	666
Interest credited to fixed accounts	198	206
Benefits, claims, losses and settlement expenses	409	505
Amortization of deferred acquisition costs	75	31
Interest and debt expense	66	69
General and administrative expense	730	762
Total expenses	2,204	2,239
Income from continuing operations before income tax provision	487	322
Income tax provision	121	73
Income from continuing operations	366	249
Loss from discontinued operations, net of tax	(1)	(1)
Net income	365	248
Less: Net income attributable to noncontrolling interests	30	4
Net income attributable to Ameriprise Financial	$335	$244
Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$1.61	$1.08
Loss from discontinued operations	—	(0.01)
Net income	$1.61	$1.07
Diluted
Income from continuing operations	$1.58	$1.06
Loss from discontinued operations	—	(0.01)
Net income	$1.58	$1.05

Cash dividends declared per common share	$0.45	$—

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(1)	$(5)
Portion of loss recognized in other comprehensive income (before taxes)	(2)	(1)
Net impairment losses recognized in net investment income	$(3)	$(6)

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2013	2012

Net income	$365	$248
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(73)	31
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(141)	81
Reclassification of net securities (gains) losses included in net income	(1)	1
Impact on deferred acquisition costs, deferred sales inducement costs, benefit reserves and reinsurance recoverables	64	(3)
Total net unrealized gains (losses) on securities	(78)	79
Net unrealized gains on derivatives:
Net unrealized derivative gains arising during the period	—	10
Reclassification of net derivative gains included in net income	—	(1)
Total net unrealized gains on derivatives	—	9
Total other comprehensive income (loss), net of tax	(151)	119
Total comprehensive income	214	367
Less: Comprehensive income (loss) attributable to noncontrolling interests	(11)	23
Comprehensive income attributable to Ameriprise Financial	$225	$344

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$2,160	$2,371
Cash of consolidated investment entities	881	579
Investments	36,446	36,877
Investments of consolidated investment entities, at fair value	4,358	4,370
Separate account assets	75,499	72,397
Receivables	4,256	4,220
Receivables of consolidated investment entities (includes $111 and $77, respectively, at fair value)	127	95
Deferred acquisition costs	2,435	2,399
Restricted and segregated cash and investments	2,262	2,538
Other assets	7,684	7,667
Other assets of consolidated investment entities, at fair value	1,188	1,216
Total assets	$137,296	$134,729
Liabilities and Equity
Liabilities:
Future policy benefits and claims	$30,545	$31,217
Separate account liabilities	75,499	72,397
Customer deposits	6,494	6,526
Short-term borrowings	500	501
Long-term debt	2,389	2,403
Debt of consolidated investment entities (includes $4,595 and $4,450, respectively, at fair value)	5,148	4,981
Accounts payable and accrued expenses	1,023	1,228
Accounts payable and accrued expenses of consolidated investment entities	30	96
Other liabilities	5,715	5,467
Other liabilities of consolidated investment entities (includes $301 and $166, respectively, at fair value)	336	201
Total liabilities	127,679	125,017
Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 312,835,625 and 309,399,529, respectively)	3	3
Additional paid-in capital	6,592	6,503
Retained earnings	6,617	6,381
Appropriated retained earnings of consolidated investment entities	361	336
Treasury shares, at cost (110,369,527 and 105,456,535 shares, respectively)	(5,697)	(5,325)
Accumulated other comprehensive income, net of tax	1,084	1,194
Total Ameriprise Financial, Inc. shareholders’ equity	8,960	9,092
Noncontrolling interests	657	620
Total equity	9,617	9,712
Total liabilities and equity	$137,296	$134,729

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in millions, except share data)

	Ameriprise Financial, Inc.
					Appropriated			Total
					Retained			Ameriprise
					Earnings of		Accumulated	Financial,
	Number of		Additional		Consolidated		Other	Inc.	Non-
	Outstanding	Common	Paid-In	Retained	Investment	Treasury	Comprehensive	Shareholders’	controlling
	Shares	Shares	Capital	Earnings	Entities	Shares	Income	Equity	Interests	Total

Balances at January 1, 2012	221,942,983	$3	$6,237	$5,603	$428	$(4,034)	$751	$8,988	$706	$9,694
Comprehensive income:
Net income	—	—	—	244	—	—	—	244	4	248
Other comprehensive income, net of tax	—	—	—	—	—	—	100	100	19	119
Total comprehensive income								344	23	367
Net income reclassified to appropriated retained earnings	—	—	—	—	12	—	—	12	(12)	—
Dividends to shareholders	—	—	—	(2)	—	—	—	(2)	—	(2)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	4	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(88)	(88)
Repurchase of common shares	(5,724,684)	—	—	—	—	(316)	—	(316)	—	(316)
Share-based compensation plans	3,388,685	—	—	—	—	89	—	89	1	90
Balances at March 31, 2012	219,606,984	$3	$6,237	$5,845	$440	$(4,261)	$851	$9,115	$634	$9,749
Balances at January 1, 2013	203,942,994	$3	$6,503	$6,381	$336	$(5,325)	$1,194	$9,092	$620	$9,712
Comprehensive income (loss):
Net income	—	—	—	335	—	—	—	335	30	365
Other comprehensive loss, net of tax	—	—	—	—	—	—	(110)	(110)	(41)	(151)
Total comprehensive income (loss)								225	(11)	214
Net income reclassified to appropriated retained earnings	—	—	—	—	25	—	—	25	(25)	—
Dividends to shareholders	—	—	—	(94)	—	—	—	(94)	—	(94)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	76	76
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(9)	(9)
Repurchase of common shares	(6,855,689)	—	—	—	—	(471)	—	(471)	—	(471)
Share-based compensation plans	5,378,793	—	89	(5)	—	99	—	183	6	189
Balances at March 31, 2013	202,466,098	$3	$6,592	$6,617	$361	$(5,697)	$1,084	$8,960	$657	$9,617

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$365	$248
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	58	56
Deferred income tax expense (benefit)	41	(56)
Share-based compensation	33	32
Net realized investment gains	(4)	(3)
Net unrealized trading losses	—	1
Income from equity method investments	(1)	(9)
Other-than-temporary impairments and provision for loan losses	3	7
Net losses (gains) of consolidated investment entities	(26)	5
Changes in operating assets and liabilities:
Restricted and segregated cash and investments	264	(85)
Deferred acquisition costs	(3)	(51)
Other investments, net	(6)	2
Future policy benefits and claims, net	(237)	370
Receivables	(77)	(7)
Brokerage deposits	(227)	23
Accounts payable and accrued expenses	(193)	(165)
Derivatives collateral, net	(121)	(526)
Cash held by consolidated investment entities	(302)	(92)
Investment properties of consolidated investment entities	(45)	78
Other operating assets and liabilities of consolidated investment entities, net	(62)	19
Other, net	74	328
Net cash provided by (used in) operating activities	(466)	175

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	169	100
Maturities, sinking fund payments and calls	1,249	1,174
Purchases	(1,187)	(1,529)
Proceeds from sales, maturities and repayments of commercial mortgage loans	79	46
Funding of commercial mortgage loans	(94)	(72)
Proceeds from sales of other investments	67	53
Purchase of other investments	(86)	(76)
Purchase of investments by consolidated investment entities	(531)	(324)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	690	468
Purchase of land, buildings, equipment and software	(14)	(61)
Change in consumer loans, net	50	(14)
Other, net	(3)	1
Net cash provided by (used in) investing activities	389	(234)

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(in millions)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	$589	$185
Maturities, withdrawals and cash surrenders	(393)	(254)
Change in other banking deposits	—	149
Policyholder and contractholder account values:
Consideration received	303	392
Net transfers to separate accounts	(36)	(9)
Surrenders and other benefits	(321)	(335)
Deferred premium options, net	(98)	(76)
Change in short-term borrowings, net	(1)	—
Dividends paid to shareholders	(92)	(62)
Repurchase of common shares	(406)	(292)
Exercise of stock options	48	40
Excess tax benefits from share-based compensation	51	15
Borrowings by consolidated investment entities	467	4
Repayments of debt by consolidated investment entities	(291)	(90)
Noncontrolling interests investments in subsidiaries	76	4
Distributions to noncontrolling interests	(9)	(88)
Other, net	(1)	—
Net cash used in financing activities	(114)	(417)
Effect of exchange rate changes on cash	(20)	7
Net decrease in cash and cash equivalents	(211)	(469)
Cash and cash equivalents at beginning of period	2,371	2,781
Cash and cash equivalents at end of period	$2,160	$2,312

Supplemental Disclosures:
Interest paid before consolidated investment entities	$35	$37
Income taxes paid (received), net	10	(79)
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	10	—

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

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications of prior period amounts have been made to conform to the current presentation. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the consolidated Financial Statements and Notes in the Company’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2013.

The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued.

2.  Recent Accounting Pronouncements

Adoption of New Accounting Standards

Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) updated the accounting standard related to comprehensive income. The update requires entities to provide information about significant amounts reclassified out of accumulated other comprehensive income (“AOCI”). The standard is effective for interim and annual periods beginning after December 15, 2012 and is required to be applied prospectively. The Company adopted the standard in the first quarter of 2013. The adoption of the standard did not have any effect on the Company’s consolidated results of operations and financial condition. See Note 13 for the required disclosures.

Balance Sheet

In December 2011, the FASB updated the accounting standards to require new disclosures about offsetting assets and liabilities. The standard requires an entity to disclose both gross and net information about certain financial instruments and transactions subject to master netting arrangements (or similar agreements) or eligible for offset in the statement of financial position. The standard is effective for interim and annual periods beginning on or after January 1, 2013 on a retrospective basis. The Company adopted the standard in the first quarter of 2013. The adoption of the standard did not have any effect on the Company’s consolidated results of operations and financial condition. See Note 11 for the required disclosures.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB updated the accounting standard for deferred acquisition costs (“DAC”). Under this new standard, only the following costs incurred in the acquisition of new and renewal insurance contracts are capitalizable as DAC: (i) incremental direct costs of a successful contract acquisition, (ii) portions of employees’ compensation and benefits directly related to time spent performing acquisition activities (that is, underwriting, policy issuance and processing, medical and inspection, and contract selling) for a contract that has been acquired, (iii) other costs related to acquisition activities that would not have been incurred had the acquisition of the contract not occurred, and (iv) advertising costs that meet the capitalization criteria in other GAAP guidance for certain direct-response marketing. All other acquisition related costs are expensed as incurred. The Company retrospectively adopted the new standard on January 1, 2012. The cumulative effect of the adoption reduced retained earnings by $1.4 billion after-tax and increased AOCI by $113 million after-tax, totaling to a $1.3 billion after-tax reduction in total equity at January 1, 2012.

3.  Consolidated Investment Entities

The Company provides asset management services to various CDOs and other investment products (collectively, “investment entities”), which are sponsored by the Company. Certain of these investment entities are considered to be VIEs while others are considered to be voting rights entities (“VREs”). The Company consolidates certain of these investment entities.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Fair Value of Assets and Liabilities

The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$240	$3	$243
Common stocks	110	51	8	169
Other structured investments	—	54	—	54
Syndicated loans	—	3,687	205	3,892
Total investments	110	4,032	216	4,358
Receivables	—	111	—	111
Other assets	—	12	1,176	1,188
Total assets at fair value	$110	$4,155	$1,392	$5,657
Liabilities
Debt	$—	$—	$4,595	$4,595
Other liabilities	—	301	—	301
Total liabilities at fair value	$—	$301	$4,595	$4,896

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$251	$3	$254
Common stocks	91	32	14	137
Other structured investments	—	57	—	57
Syndicated loans	—	3,720	202	3,922
Total investments	91	4,060	219	4,370
Receivables	—	77	—	77
Other assets	—	2	1,214	1,216
Total assets at fair value	$91	$4,139	$1,433	$5,663
Liabilities
Debt	$—	$—	$4,450	$4,450
Other liabilities	—	166	—	166
Total liabilities at fair value	$—	$166	$4,450	$4,616

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Corporate
	Debt	Common	Syndicated	Other
	Securities	Stocks	Loans	Assets		Debt
	(in millions)
Balance, January 1, 2013	$3	$14	$202	$1,214		$(4,450)
Total losses included in:
Net income	—	—	—	(6	)(2)	(24	)(1)
Other comprehensive income	—	—	—	(77)		—
Purchases	—	—	76	51		—
Sales	—	—	(18)	(6)		—
Issues	—	—	—	—		(410)
Settlements	—	—	(13)	—		289
Transfers into Level 3	—	2	51	—		—
Transfers out of Level 3	—	(8)	(93)	—		—
Balance, March 31, 2013	$3	$8	$205	$1,176		$(4,595)
Changes in unrealized losses included in income relating to assets and liabilities held at March 31, 2013	$—	$—	$—	$(5	)(2)	$(24	)(1)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in other revenues in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Corporate
	Debt	Common	Syndicated	Other
	Securities	Stocks	Loans	Assets		Debt
	(in millions)
Balance, January 1, 2012	$4	$13	$342	$1,108		$(4,712)
Total gains (losses) included in:
Net income	—	(1) (1)	3 (1)	(27	)(2)	(125	)(1)
Other comprehensive income	—	—	—	32		—
Purchases	—	6	7	12		—
Sales	—	(2)	(5)	(90)		—
Settlements	—	—	(30)	—		68
Transfers into Level 3	—	1	86	—		—
Transfers out of Level 3	—	(9)	(208)	—		—
Balance, March 31, 2012	$4	$8	$195	$1,035		$(4,769)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at March 31, 2012	$—	$—	$2 (1)	$(34	)(2)	$(125	)(1)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in other revenues in the Consolidated Statements of Operations.

Securities and loans transferred from Level 2 to Level 3 represent assets with fair values that are now based on a single non-binding broker quote. Securities and loans transferred from Level 3 to Level 2 represent assets with fair values that are now obtained from a third party pricing service with observable inputs. During the reporting periods, there were no transfers between Level 1 and Level 2.

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities held by consolidated investment entities:

March 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(in millions)

Other assets	$1,176	Discounted cash	Equivalent yield	4.9% - 14.0% (7.3%)
		flow/market comparables	Expected rental value	$4 - $289 $(30)
(per square foot)

Debt	$4,595	Discounted cash flow	Annual default rate	2.5% - 4.5% (2.5%)
			Discount rate	1.5% - 32.0% (2.7%)
			Constant prepayment rate	5.0% - 10.0% (9.7%)
			Loss recovery	36.4% - 63.6% (62.1%)

December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(in millions)

Other assets	$1,214	Discounted cash	Equivalent yield	4.1% - 12.9% (7.2%)
		flow/market comparables	Expected rental value	$4 - $309 $(32)
(per square foot)

Debt	$4,450	Discounted cash flow	Annual default rate	2.5% - 4.5% (2.5%)
			Discount rate	1.6% - 30.0% (2.9%)
			Constant prepayment rate	5.0% - 10.0% (9.6%)
			Loss recovery	36.4% - 63.6% (62.0%)

Level 3 measurements not included in the tables above are obtained from non-binding broker quotes where unobservable inputs are not reasonably available to the Company.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Liabilities

Debt

The fair value of the CDOs’ debt is determined using a discounted cash flow model. Inputs used to determine the expected cash flows include assumptions about default, discount, prepayment and recovery rates of the CDOs’ underlying assets. Given the significance of the unobservable inputs to this fair value measurement, the fair value of the CDOs’ debt is classified as Level 3.

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

The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	March 31, 2013	December 31, 2012
	(in millions)
Syndicated loans
Unpaid principal balance	$3,958	$4,023
Excess unpaid principal over fair value	(66)	(101)
Fair value	$3,892	$3,922

Fair value of loans more than 90 days past due	$6	$34
Fair value of loans in nonaccrual status	6	34
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	32	38

Debt
Unpaid principal balance	$4,878	$4,757
Excess unpaid principal over fair value	(283)	(307)
Fair value	$4,595	$4,450

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

Total net gains recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $21 million and $9 million for the three months ended March 31, 2013 and 2012, respectively. The majority of the syndicated loans and debt have floating rates; as such, changes in their fair values are primarily attributable to changes in credit spreads.

Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(in millions)
Debt of consolidated CDOs due 2013-2025	$4,595	$4,450	1.0%	0.9%
Floating rate revolving credit borrowings due 2014	288	309	2.6	2.6
Floating rate revolving credit borrowings due 2015	97	104	2.4	2.4
Floating rate revolving credit borrowings due 2017	111	118	4.5	4.5
Floating rate revolving credit borrowings due 2018	57	—	3.7	—
Total	$5,148	$4,981

The debt of the consolidated CDOs has both fixed and floating interest rates, which range from 0% to 13.2%. The interest rates on the debt of CDOs are weighted average rates based on the outstanding principal and contractual interest rates. The carrying value of the debt of the consolidated CDOs represents the fair value of the aggregate debt. The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt of certain consolidated pooled investment vehicles managed by Threadneedle. The fair value of this debt was $553 million and $531 million as of March 31, 2013 and December 31, 2012, respectively. The consolidated pooled investment vehicles have entered into interest rate swaps and collars to manage the interest rate exposure on the floating rate revolving credit borrowings. The fair value of these derivative instruments is recorded gross and was a liability of $17 million at both March 31, 2013 and December 31, 2012. The overall effective interest rate reflecting the impact of the derivative contracts was 4.6% and 4.8% as of March 31, 2013 and December 31, 2012, respectively.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

4.  Investments

The following is a summary of Ameriprise Financial investments:

	March 31, 2013	December 31, 2012
	(in millions)
Available-for-Sale securities, at fair value	$31,049	$31,472
Mortgage loans, net	3,573	3,609
Policy and certificate loans	754	754
Other investments	1,070	1,042
Total	$36,446	$36,877

The following is a summary of net investment income:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Investment income on fixed maturities	$401	$457
Net realized gains (losses)	1	(2)
Affordable housing partnerships	(7)	(8)
Other	17	23
Consolidated investment entities	77	61
Total net investment income	$489	$531

Available-for-Sale securities distributed by type were as follows:

	March 31, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$16,506	$2,037	$(10)	$18,533	$2
Residential mortgage backed securities	5,231	233	(100)	5,364	(47)
Commercial mortgage backed securities	2,965	258	(1)	3,222	—
Asset backed securities	1,312	80	(2)	1,390	—
State and municipal obligations	2,050	237	(31)	2,256	—
U.S. government and agencies obligations	48	8	—	56	—
Foreign government bonds and obligations	185	30	—	215	—
Common stocks	7	6	—	13	2
Total	$28,304	$2,889	$(144)	$31,049	$(43)

	December 31, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$16,628	$2,196	$(9)	$18,815	$—
Residential mortgage backed securities	5,280	261	(112)	5,429	(58)
Commercial mortgage backed securities	3,120	299	—	3,419	—
Asset backed securities	1,204	75	(4)	1,275	—
State and municipal obligations	2,034	241	(36)	2,239	—
U.S. government and agencies obligations	49	9	—	58	—
Foreign government bonds and obligations	188	36	—	224	—
Common stocks	7	6	—	13	2
Total	$28,510	$3,123	$(161)	$31,472	$(56)

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

At March 31, 2013 and December 31, 2012, fixed maturity securities comprised approximately 85% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At March 31, 2013 and December 31, 2012, the Company’s internal analysts rated $1.6 billion and $1.7 billion, respectively, of securities, using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	March 31, 2013			December 31, 2012
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$7,239	$7,712	25%	$7,462	$8,021	26%
AA	1,752	1,993	6	1,620	1,827	6
A	5,571	6,201	20	5,456	6,069	19
BBB	11,803	13,231	43	11,939	13,575	43
Below investment grade	1,932	1,899	6	2,026	1,967	6
Total fixed maturities	$28,297	$31,036	100%	$28,503	$31,459	100%

At March 31, 2013 and December 31, 2012, approximately 36% and 35%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2013
	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in millions, except number of securities)
Corporate debt securities	61	$707	$(7)	5	$60	$(3)	66	$767	$(10)
Residential mortgage backed securities	56	850	(13)	122	576	(87)	178	1,426	(100)
Commercial mortgage backed securities	12	123	(1)	1	6	—	13	129	(1)
Asset backed securities	10	115	—	4	59	(2)	14	174	(2)
State and municipal obligations	30	69	(2)	8	119	(29)	38	188	(31)
Total	169	$1,864	$(23)	140	$820	$(121)	309	$2,684	$(144)

	December 31, 2012
	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in millions, except number of securities)
Corporate debt securities	76	$801	$(6)	6	$70	$(3)	82	$871	$(9)
Residential mortgage backed securities	22	408	(5)	134	658	(107)	156	1,066	(112)
Asset backed securities	9	108	(1)	5	86	(3)	14	194	(4)
State and municipal obligations	13	34	(1)	8	113	(35)	21	147	(36)
Total	120	$1,351	$(13)	153	$927	$(148)	273	$2,278	$(161)

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Beginning balance	$176	$303
Credit losses for which an other-than-temporary impairment was previously recognized	2	5
Reductions for securities sold during the period (realized)	(13)	(2)
Ending balance	$165	$306

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

The following table presents a rollforward of the net unrealized securities gains on Available-for-Sale securities included in accumulated other comprehensive income:

			Accumulated Other
			Comprehensive
	Net Unrealized		Income Related
	Securities	Deferred	to Net Unrealized
	Gains	Income Tax	Securities Gains
	(in millions)
Balance at January 1, 2012	$1,350	$(467)	$883
Net unrealized securities gains arising during the period (1)	127	(46)	81
Reclassification of net securities losses included in net income	2	(1)	1
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(5)	2	(3)
Balance at March 31, 2012	$1,474	$(512)	$962 (2)

Balance at January 1, 2013	$2,017	$(705)	$1,312
Net unrealized securities losses arising during the period (1)	(216)	75	(141)
Reclassification of net securities gains included in net income	(1)	—	(1)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	98	(34)	64
Balance at March 31, 2013	$1,898	$(664)	$1,234 (2)

(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

(2) Includes $(11) million and $(67) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at March 31, 2013 and 2012, respectively.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Gross realized gains	$4	$5
Gross realized losses	—	(1)
Other-than-temporary impairments	(3)	(6)
Total	$1	$(2)

Other-than-temporary impairments for the three months ended March 31, 2013 and 2012 primarily related to credit losses on non-agency residential mortgage backed securities.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities by contractual maturity at March 31, 2013 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,777	$1,814
Due after one year through five years	5,640	6,007
Due after five years through 10 years	6,781	7,693
Due after 10 years	4,591	5,546
	18,789	21,060
Residential mortgage backed securities	5,231	5,364
Commercial mortgage backed securities	2,965	3,222
Asset backed securities	1,312	1,390
Common stocks	7	13
Total	$28,304	$31,049

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common stocks, were not included in the maturities distribution.

5.  Financing Receivables

The Company’s financing receivables include commercial mortgage loans, syndicated loans, consumer loans, policy loans, certificate loans and margin loans. Commercial mortgage loans, syndicated loans, consumer loans and policy loans are reflected in investments. Certificate and margin loans are recorded in receivables. Policy and certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy and certificate loans, the Company does not record an allowance for loan losses. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As there is minimal risk of loss related to margin loans, the allowance for loan losses is immaterial.

Allowance for Loan Losses

The following tables present a rollforward of the allowance for loan losses for the three months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	March 31, 2013
	Commercial
	Mortgage	Syndicated	Consumer
	Loans	Loans	Loans	Total
	(in millions)
Beginning balance	$29	$7	$8	$44
Charge-offs	—	—	(1)	(1)
Ending balance	$29	$7	$7	$43
Individually evaluated for impairment	$7	$—	$1	$8
Collectively evaluated for impairment	22	7	6	35

	March 31, 2012
	Commercial
	Mortgage	Syndicated	Consumer
	Loans	Loans	Loans	Total
	(in millions)
Beginning balance	$35	$9	$16	$60
Charge-offs	—	(2)	(2)	(4)
Provisions	—	—	2	2
Ending balance	$35	$7	$16	$58
Individually evaluated for impairment	$10	$1	$2	$13
Collectively evaluated for impairment	25	6	14	45

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	March 31, 2013
	Commercial
	Mortgage	Syndicated	Consumer
	Loans	Loans	Loans	Total
	(in millions)
Individually evaluated for impairment	$50	$5	$8	$63
Collectively evaluated for impairment	2,571	316	1,010	3,897
Total	$2,621	$321	$1,018	$3,960

	December 31, 2012
	Commercial
	Mortgage	Syndicated	Consumer
	Loans	Loans	Loans	Total
	(in millions)
Individually evaluated for impairment	$44	$2	$8	$54
Collectively evaluated for impairment	2,562	335	1,061	3,958
Total	$2,606	$337	$1,069	$4,012

As of March 31, 2013 and December 31, 2012, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $18 million and $17 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.

Purchases and sales of loans were as follows:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Purchases
Consumer loans	$—	$51
Syndicated loans	22	29
Total loans purchased	$22	$80

Sales
Consumer loans	$—	$63
Syndicated loans	1	—
Total loans sold	$1	$63

The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $14 million and $7 million as of March 31, 2013 and December 31, 2012, respectively. All other loans were considered to be performing.

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 2% of total commercial mortgage loans at both March 31, 2013 and December 31, 2012. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(in millions)
East North Central	$260	$260	10%	10%
East South Central	68	66	3	3
Middle Atlantic	205	207	8	8
Mountain	276	272	11	10
New England	141	146	5	6
Pacific	608	597	23	23
South Atlantic	676	661	26	25
West North Central	219	232	8	9
West South Central	168	165	6	6
	2,621	2,606	100%	100%
Less: allowance for loan losses	29	29
Total	$2,592	$2,577

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(in millions)
Apartments	$458	$450	18%	17%
Hotel	37	36	1	1
Industrial	464	474	18	18
Mixed use	33	42	1	2
Office	603	610	23	24
Retail	888	858	34	33
Other	138	136	5	5
	2,621	2,606	100%	100%
Less: allowance for loan losses	29	29
Total	$2,592	$2,577

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Syndicated Loans

The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both March 31, 2013 and December 31, 2012 were $3 million.

Consumer Loans

The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration in determining the allowance for loan losses for consumer loans. At a minimum, management updates FICO scores and LTV ratios semiannually.

As of both March 31, 2013 and December 31, 2012, approximately 5% of consumer loans had FICO scores below 640. At March 31, 2013 and December 31, 2012, approximately 2% and 8%, respectively, of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for consumer loans is in California representing 38% of the portfolio as of both March 31, 2013 and December 31, 2012. No other state represents more than 10% of the total consumer loan portfolio.

Troubled Debt Restructurings

The following table presents the number of loans restructured by the Company during the three months ended March 31 and their recorded investment at March 31:

	2013		2012
	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
	(in millions, except number of loans)
Syndicated loans	—	$—	2	$2
Consumer loans	5	—	26	—
Total	5	$—	28	$2

The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months ended March 31, 2013 and 2012. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

6.  Deferred Acquisition Costs and Deferred Sales Inducement Costs

The balances of and changes in DAC were as follows:

	2013	2012
	(in millions)
Balance at January 1	$2,399	$2,440
Capitalization of acquisition costs	78	82
Amortization	(75)	(31)
Impact of change in net unrealized securities losses (gains)	33	(19)
Balance at March 31	$2,435	$2,472

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2013	2012
	(in millions)
Balance at January 1	$404	$464
Capitalization of sales inducement costs	2	2
Amortization	(12)	(2)
Impact of change in net unrealized securities losses (gains)	3	(4)
Balance at March 31	$397	$460

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7.  Future Policy Benefits and Claims and Separate Account Liabilities

Future policy benefits and claims consisted of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Fixed annuities	$15,905	$16,075
Equity indexed annuity (“EIA”) accumulated host values	29	31
EIA embedded derivatives	3	2
Variable annuity fixed sub-accounts	4,832	4,843
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	319	799
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	23	103
Other variable annuity guarantees	13	13
Total annuities	21,124	21,866
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,767	2,760
Indexed universal life (“IUL”) accumulated host values	74	59
IUL embedded derivatives	61	45
VUL/UL insurance additional liabilities	296	294
Other life, disability income and long term care insurance	5,657	5,646
Auto, home and other insurance	421	415
Policy claims and other policyholders’ funds	145	132
Total	$30,545	$31,217

Separate account liabilities consisted of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Variable annuity variable sub-accounts	$66,121	$63,302
VUL insurance variable sub-accounts	6,368	6,051
Other insurance variable sub-accounts	43	42
Threadneedle investment liabilities	2,967	3,002
Total	$75,499	$72,397

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	March 31, 2013				December 31, 2012
Variable Annuity Guarantees by Benefit Type(1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$48,049	$46,289	$41	63	$45,697	$43,942	$61	63
Five/six-year reset	11,382	8,874	78	63	11,233	8,722	115	63
One-year ratchet	7,552	7,126	61	65	7,367	6,933	106	65
Five-year ratchet	1,681	1,627	2	61	1,616	1,563	3	61
Other	978	952	48	68	912	885	62	68
Total — GMDB	$69,642	$64,868	$230	63	$66,825	$62,045	$347	63

GGU death benefit	$990	$939	$104	63	$958	$907	$93	63

GMIB	$432	$406	$56	66	$425	$399	$72	66

GMWB:
GMWB	$3,980	$3,962	$15	66	$3,898	$3,880	$34	66
GMWB for life	30,330	30,199	140	65	28,588	28,462	263	64
Total — GMWB	$34,310	$34,161	$155	65	$32,486	$32,342	$297	64

GMAB	$3,936	$3,924	$2	57	$3,773	$3,762	$5	57

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

Changes in additional liabilities for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Balance at January 1, 2012	$5	$9	$1,377	$237	$111
Incurred claims	—	(2)	(624)	(119)	17
Paid claims	(2)	—	—	—	(4)
Balance at March 31, 2012	$3	$7	$753	$118	$124

Balance at January 1, 2013	$4	$9	$799	$103	$155
Incurred claims	1	—	(480)	(80)	17
Paid claims	(1)	—	—	—	(3)
Balance at March 31, 2013	$4	$9	$319	$23	$169

The liabilities for guaranteed benefits are supported by general account assets.

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	March 31, 2013	December 31, 2012
	(in millions)
Mutual funds:
Equity	$33,375	$32,054
Bond	26,477	26,165
Other	4,209	3,991
Total mutual funds	$64,061	$62,210

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

9.  Debt

The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance				Stated Interest Rate
	March 31,		December 31,		March 31,	December 31,
	2013		2012		2013	2012
	(in millions)
Long-term debt:
Senior notes due 2015	$745	(1)	$750	(1)	5.7%	5.7%
Senior notes due 2019	343	(1)	347	(1)	7.3	7.3
Senior notes due 2020	807	(1)	812	(1)	5.3	5.3
Senior notes due 2039	200		200		7.8	7.8
Junior subordinated notes due 2066	294		294		7.5	7.5
Total long-term debt	2,389		2,403

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	300		—		0.3	—
Repurchase agreements	200		501		0.4	0.4
Total short-term borrowings	500		501
Total	$2,889		$2,904

(1) Amounts include adjustments for fair value hedges on the Company’s long-term debt and any unamortized discounts. See Note 12 for information on the Company’s fair value hedges.

On November 22, 2011, the Company entered into a credit agreement for $500 million expiring on November 22, 2015. Under the terms of the agreement, the Company may increase the amount of this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under the agreement are reduced by any outstanding letters of credit. The Company had no borrowings outstanding under this facility and outstanding letters of credit issued against this facility were $2 million as of both March 31, 2013 and December 31, 2012.

The Company’s junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants at both March 31, 2013 and December 31, 2012.

Short-term Borrowings

The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings. The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $208 million and $518 million at March 31, 2013 and December 31, 2012, respectively. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.

The Company’s insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $389 million at March 31, 2013. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.

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

Level 3              Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$17	$1,561	$—	$1,578
Available-for-Sale securities:
Corporate debt securities	—	16,769	1,764	18,533
Residential mortgage backed securities	—	5,356	8	5,364
Commercial mortgage backed securities	—	3,018	204	3,222
Asset backed securities	—	1,069	321	1,390
State and municipal obligations	—	2,256	—	2,256
U.S. government and agencies obligations	18	38	—	56
Foreign government bonds and obligations	—	215	—	215
Common stocks	4	4	5	13
Total Available-for-Sale securities	22	28,725	2,302	31,049
Trading securities	2	27	—	29
Separate account assets	—	75,499	—	75,499
Other assets:
Interest rate derivative contracts	—	2,094	—	2,094
Equity derivative contracts	339	933	—	1,272
Foreign currency derivative contracts	—	7	—	7
Commodity derivative contracts	—	1	—	1
Total other assets	339	3,035	—	3,374
Total assets at fair value	$380	$108,847	$2,302	$111,529

Liabilities
Future policy benefits and claims:
EIA embedded derivatives	$—	$3	$—	$3
IUL embedded derivatives	—	61	—	61
GMWB and GMAB embedded derivatives	—	—	266	266
Total future policy benefits and claims	—	64	266	330	(1)
Customer deposits	—	9	—	9
Other liabilities:
Interest rate derivative contracts	—	1,421	—	1,421
Equity derivative contracts	141	1,825	—	1,966
Foreign currency derivative contracts	1	1	—	2
Other	1	10	—	11
Total other liabilities	143	3,257	—	3,400
Total liabilities at fair value	$143	$3,330	$266	$3,739

(1) The Company’s adjustment for nonperformance risk resulted in a $295 million cumulative decrease to the embedded derivative liability.

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

(1) The Company’s adjustment for nonperformance risk resulted in a $389 million cumulative decrease to the embedded derivative liability.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

							Future Policy
	Available-for-Sale Securities						Benefits and
		Residential	Commercial				Claims: GMWB
	Corporate	Mortgage	Mortgage	Asset			and GMAB
	Debt	Backed	Backed	Backed	Common		Embedded
	Securities	Securities	Securities	Securities	Stocks	Total	Derivatives
	(in millions)
Balance, January 1, 2013	$1,764	$284	$206	$178	$6	$2,438	$(833)
Total gains (losses) included in:
Net income	—	—	—	—	—	—	618 (1)
Other comprehensive income	—	—	(2)	5	—	3	—
Purchases	54	—	—	139	—	193	—
Sales	—	—	—	—	—	—	—
Issues	—	—	—	—	—	—	(50)
Settlements	(54)	—	—	(1)	—	(55)	(1)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	(276)	—	—	(1)	(277)	—
Balance, March 31, 2013	$1,764	$8	$204	$321	$5	$2,302	$(266)

Changes in unrealized gains relating to assets and liabilities held at March 31, 2013 included in:
Benefits, claims, losses and settlement expenses	$—	$—	$—	$—	$—	$—	$609

(1) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

								Future Policy
	Available-for-Sale Securities							Benefits and
		Residential	Commercial					Claims: GMWB
	Corporate	Mortgage	Mortgage	Asset				and GMAB
	Debt	Backed	Backed	Backed	Common			Embedded
	Securities	Securities	Securities	Securities	Stocks	Total		Derivatives
	(in millions)
Balance, January 1, 2012	$1,355	$215	$50	$189	$5	$1,814		$(1,585)
Total gains (losses) included in:
Net income	—	(5)	—	—	—	(5	)(1)	784 (2)
Other comprehensive income	4	16	2	—	—	22		—
Purchases	115	23	2	—	1	141		—
Sales	—	—	—	—	—	—		—
Issues	—	—	—	—	—	—		(39)
Settlements	(52)	(14)	(2)	(5)	—	(73)		—
Transfers into Level 3	—	6	37	7	—	50		—
Transfers out of Level 3	—	—	—	—	—	—		—
Balance, March 31, 2012	$1,422	$241	$89	$191	$6	$1,949		$(840)

Changes in unrealized gains (losses) relating to assets and liabilities held at March 31, 2012 included in:
Net investment income	$—	$(5)	$—	$—	$—	$(5)		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		769

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its GMWB and GMAB embedded derivatives was $(65) million and $(115) million, net of DAC and DSIC amortization, for the three months ended March 31, 2013 and 2012, respectively.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Securities transferred from Level 3 primarily represent securities with fair values that are now obtained from a third party pricing service with observable inputs. Securities transferred to Level 3 represent securities with fair values that are now based on a single non-binding broker quote. The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. For assets and liabilities held at the end of the reporting periods that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in millions)
Corporate debt securities (private placements)	$1,713	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1% - 6.0% (2.0%)

GMWB and GMAB embedded derivatives	$266	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0% - 56.4%
			Surrender rate	0% - 56.3%
			Market volatility (2)	5.2% - 20.2%
			Nonperformance risk (3)	93 bps

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in millions)
Corporate debt securities (private placements)	$1,712	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1% - 8.5% (2.1%)

GMWB and GMAB embedded derivatives	$833	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0% - 56.4%
			Surrender rate	0% - 56.3%
			Market volatility (2)	5.6% - 21.2%
			Nonperformance risk (3)	97 bps

(1) The utilization of guaranteed withdrawals represents the percentage of policyholders that will begin withdrawing in any given year.

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

Other Assets

Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at March 31, 2013 and December 31, 2012. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.

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

The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its equity indexed annuity and IUL products. The inputs to these calculations are primarily market observable and include interest rates, volatilities and equity index levels. As a result, these measurements are classified as Level 2.

Customer Deposits

The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its stock market certificates. The inputs to these calculations are primarily market observable and include interest rates, volatilities and equity index levels. As a result, these measurements are classified as Level 2.

Other Liabilities

Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at March 31, 2013 and December 31, 2012. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value. All other financial instruments that are reported at fair value have been included above in the table with balances of assets and liabilities Ameriprise Financial measured at fair value on a recurring basis.

	March 31, 2013
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,573	$—	$—	$3,676	$3,676
Policy and certificate loans	754	—	2	686	688
Receivables	1,068	146	918	8	1,072
Restricted and segregated cash	2,262	2,262	—	—	2,262
Other investments and assets	382	—	318	69	387
Financial Liabilities
Future policy benefits and claims	$14,548	$—	$—	$15,578	$15,578
Investment certificate reserves	3,687	—	—	3,383	3,383
Brokerage customer deposits	2,798	2,798	—	—	2,798
Separate account liabilities	3,342	—	3,342	—	3,342
Debt and other liabilities	3,042	177	3,117	121	3,415

	December 31, 2012
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,609	$—	$—	$3,694	$3,694
Policy and certificate loans	754	—	2	725	727
Receivables	1,067	135	926	12	1,073
Restricted and segregated cash	2,538	2,538	—	—	2,538
Other investments and assets	390	—	333	60	393
Financial Liabilities
Future policy benefits and claims	$14,701	$—	$—	$15,982	$15,982
Investment certificate reserves	3,494	—	—	3,494	3,494
Brokerage customer deposits	3,024	3,024	—	—	3,024
Separate account liabilities	3,362	—	3,362	—	3,362
Debt and other liabilities	3,033	145	3,109	142	3,396

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

The fair value of consumer loans is determined by discounting estimated cash flows and incorporating adjustments for prepayment, administration expenses, loss severity and credit loss estimates, with discount rates based on the Company’s estimate of current market conditions. The fair value of consumer loans is classified as Level 3 as the valuation includes significant unobservable inputs.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

11.  Offsetting Assets and Liabilities

Certain financial instruments and derivative instruments are eligible for offset in the Consolidated Balance Sheets under U.S. GAAP. The Company’s derivative instruments, repurchase agreements and securities borrowing and lending agreements are subject to master netting arrangements and collateral arrangements and meet the U.S. GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. Securities borrowed and loaned result from transactions between the Company’s broker dealer subsidiary and other financial institutions and are recorded at the amount of cash collateral advanced or received. The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2013
		Gross	Amounts
	Gross	Amounts	of Assets	Gross Amounts Not Offset
	Amounts of	Offset in the	Presented in	in the Consolidated Balance Sheets
	Recognized	Consolidated	the Consolidated	Financial	Cash	Securities	Net
	Assets	Balance Sheets	Balance Sheets	Instruments (1)	Collateral	Collateral	Amount
	(in millions)
Derivatives:
OTC	$3,280	$—	$3,280	$(2,687)	$(307)	$(241)	$45
Exchange-traded	94	—	94	—	—	—	94
Total derivatives	3,374	—	3,374	(2,687)	(307)	(241)	139
Securities borrowed	146	—	146	(58)	(88)	—	—
Total	$3,520	$—	$3,520	$(2,745)	$(395)	$(241)	$139

	December 31, 2012
		Gross	Amounts
	Gross	Amounts	of Assets	Gross Amounts Not Offset
	Amounts of	Offset in the	Presented in	in the Consolidated Balance Sheets
	Recognized	Consolidated	the Consolidated	Financial	Cash	Securities	Net
	Assets	Balance Sheets	Balance Sheets	Instruments (1)	Collateral	Collateral	Amount
	(in millions)
Derivatives:
OTC	$3,527	$—	$3,527	$(2,706)	$(428)	$(355)	$38
Exchange-traded	96	—	96	—	—	—	96
Total derivatives	3,623	—	3,623	(2,706)	(428)	(355)	134
Securities borrowed	135	—	135	(67)	(68)	—	—
Total	$3,758	$—	$3,758	$(2,773)	$(496)	$(355)	$134

(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2013
		Gross	Amounts
	Gross	Amounts	of Liabilities	Gross Amounts Not Offset
	Amounts of	Offset in the	Presented in	in the Consolidated Balance Sheets
	Recognized	Consolidated	the Consolidated	Financial	Cash	Securities	Net
	Liabilities	Balance Sheets	Balance Sheets	Instruments (1)	Collateral	Collateral	Amount
	(in millions)
OTC derivatives	$3,389	$—	$3,389	$(2,687)	$(67)	$(634)	$1
Securities loaned	177	—	177	(58)	(119)	—	—
Repurchase agreements	200	—	200	—	—	(200)	—
Total	$3,766	$—	$3,766	$(2,745)	$(186)	$(834)	$1

	December 31, 2012
		Gross	Amounts
	Gross	Amounts	of Liabilities	Gross Amounts Not Offset
	Amounts of	Offset in the	Presented in	in the Consolidated Balance Sheets
	Recognized	Consolidated	the Consolidated	Financial	Cash	Securities	Net
	Liabilities	Balance Sheets	Balance Sheets	Instruments (1)	Collateral	Collateral	Amount
	(in millions)
OTC derivatives	$3,310	$—	$3,310	$(2,706)	$(67)	$(531)	$6
Securities loaned	145	—	145	(67)	(78)	—	—
Repurchase agreements	501	—	501	—	—	(501)	—
Total	$3,956	$—	$3,956	$(2,773)	$(145)	$(1,032)	$6

(1) Represents the amount of liabilities that could be offset by assets with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

In the tables above, the amounts of assets or liabilities presented in the Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements, then any remaining amount is reduced by the amount of cash and securities collateral. The actual amounts of collateral may be greater than amounts presented in the tables.

The Company’s freestanding derivative instruments are reflected in other assets and other liabilities. Repurchase agreements are reflected in short-term borrowings. Securities borrowing and lending agreements are reflected in receivables and other liabilities, respectively. See Note 12 for additional disclosures related to the Company’s derivative instruments, Note 9 for additional disclosures related to the Company’s repurchase agreements and Note 3 for information related to derivatives held by consolidated investment entities.

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

The Company’s freestanding derivatives are recorded at fair value and are reflected in other assets or other liabilities. The Company’s freestanding derivative instruments are all subject to master netting arrangements. The Company’s policy on the recognition of derivatives on the Consolidated Balance Sheets is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. See Note 11 for additional information regarding the estimated fair value of the Company’s freestanding derivatives after considering the effect of master netting arrangements and collateral.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

	March 31, 2013	December 31, 2012
	(in millions)
Fair value of OTC derivative liabilities after application of master netting agreements and cash collateral	$635	$537
Fair value of embedded derivative liabilities	339	888
Fair value of CIE derivative liabilities	17	17
Fair value of derivative liabilities after application of master netting agreements and cash collateral	$991	$1,442

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2013	2012	Location	2013	2012
		(in millions)			(in millions)
Derivatives designated as hedging instruments
Fair value hedges
Fixed rate debt	Other assets	$157	$167	Other liabilities	$—	$—
Total qualifying hedges		157	167		—	—

Derivatives not designated as hedging instruments
GMWB and GMAB
Interest rate contracts	Other assets	1,937	2,191	Other liabilities	1,421	1,486
Equity contracts	Other assets	1,192	1,215	Other liabilities	1,904	1,792
Foreign currency contracts	Other assets	7	6	Other liabilities	1	—
Embedded derivatives (1)	N/A	—	—	Future policy benefits and claims	266	833
Total GMWB and GMAB		3,136	3,412		3,592	4,111
Other derivatives:
Equity
EIA embedded derivatives	N/A	—	—	Future policy benefits and claims	3	2
IUL	Other assets	14	6	Other liabilities	5	1
IUL embedded derivatives	N/A	—	—	Future policy benefits and claims	61	45
Stock market certificates	Other assets	66	37	Other liabilities	57	30
Stock market certificates embedded derivatives	N/A	—	—	Customer deposits	9	8
Seed money	Other assets	—	—	Other liabilities	—	—
Foreign exchange
Foreign currency	Other assets	—	—	Other liabilities	1	1
Commodity
Seed money	Other assets	1	1	Other liabilities	—	—
Total other		81	44		136	87
Total non-designated hedges		3,217	3,456		3,728	4,198
Total derivatives		$3,374	$3,623		$3,728	$4,198

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the three months ended March 31:

		Amount of Gain (Loss) on
Derivatives not designated as	Location of Gain (Loss) on	Derivatives Recognized in Income
hedging instruments	Derivatives Recognized in Income	2013	2012
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$(132)	$(225)
Equity contracts	Benefits, claims, losses and settlement expenses	(492)	(695)
Credit contracts	Benefits, claims, losses and settlement expenses	—	(3)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	5	4
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	567	745
Total GMWB and GMAB		(52)	(174)

Other derivatives:

Equity
IUL	Interest credited to fixed accounts	4	—
IUL embedded derivatives	Interest credited to fixed accounts	3	—
EIA	Interest credited to fixed accounts	1	1
EIA embedded derivatives	Interest credited to fixed accounts	(1)	—
Stock market certificates	Banking and deposit interest expense	3	5
Stock market certificates embedded derivatives	Banking and deposit interest expense	(3)	(4)
Seed money	Net investment income	(6)	(5)
Ameriprise Financial
Franchise Advisor Deferred
Compensation Plan	Distribution expenses	—	3
Deferred Compensation	Distribution expenses	1	—
Foreign exchange
Foreign currency	Net investment income	—	1
Total other		2	1
Total derivatives		$(50)	$(173)

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

Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps, variance swaps and credit default swaps. At March 31, 2013 and December 31, 2012, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $146.1 billion and $142.1 billion, respectively.

The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2013(1)	$287	$47
2014	344	54
2015	317	53
2016	287	46
2017	237	40
2018-2027	780	104

(1) 2013 amounts represent the amounts payable and receivable for the period from April 1, 2013 to December 31, 2013.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

EIA, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $1.4 billion and $1.3 billion at March 31, 2013 and December 31, 2012, respectively.

The Company enters into forward contracts, futures and commodity swaps to manage its exposure to price risk arising from seed money investments in proprietary investment products. The gross notional amount of these contracts was $194 million and $146 million at March 31, 2013 and December 31, 2012, respectively.

The Company enters into foreign currency forward contracts to economically hedge its exposure to certain receivables and obligations denominated in non-functional currencies. The gross notional amount of these contracts was $17 million and $14 million at March 31, 2013 and December 31, 2012, respectively.

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

During the three months ended March 31, 2012, the Company reclassified from accumulated other comprehensive income into earnings a $3 million gain on an interest rate hedge put in place in anticipation of issuing debt. The gain was reclassified due to the forecasted transaction not occurring according to the original hedge strategy. For the three months ended March 31, 2013 and 2012, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax losses as of March 31, 2013 that the Company expects to reclassify to earnings within the next twelve months is $1 million, which consists of $5 million of pretax gains to be recorded as a reduction to interest and debt expense and $6 million of pretax losses to be recorded in net investment income. The following tables present the impact of the effective portion of the Company’s cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity for the three months ended March 31:

	Amount of Gain Recognized in Other
	Comprehensive Income on Derivatives
Derivatives designated as hedging instruments	2013	2012
	(in millions)
Interest on debt	$—	$14

	Amount of Gain (Loss) Reclassified
	from Accumulated Other
Location of Gain (Loss) Reclassified from Accumulated	Other Comprehensive Income into Income
Other Comprehensive Income into Income	2013	2012
	(in millions)
Net investment income	$(1)	$(2)
Other revenues	—	3
Interest and debt expense	1	1
Total	$—	$2

Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 23 years and relates to forecasted debt interest payments.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Fair Value Hedges

In 2010, the Company entered into and designated as fair value hedges three interest rate swaps to convert senior notes due 2015, 2019 and 2020 from fixed rate debt to floating rate debt. The swaps have identical terms as the underlying debt being hedged so no ineffectiveness is expected to be realized. The Company recognizes gains and losses on the derivatives and the related hedged items within interest and debt expense. The following table presents the amounts recognized in income related to fair value hedges for the three months ended March 31:

Derivatives designated	Location of Gain	Amount of Gain Recognized in Income on Derivatives
as hedging instruments	Recorded into Income	2013	2012
		(in millions)
Fixed rate debt	Interest and debt expense	$10	$9

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. See Note 11 for additional information on the Company’s credit exposure related to derivative assets.

Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At March 31, 2013 and December 31, 2012, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $448 million and $364 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2013 and December 31, 2012 was $448 million and $360 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at March 31, 2013 and December 31, 2012 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil and $4 million, respectively.

13.  Shareholders’ Equity

The following table provides information related to amounts reclassified from AOCI for the three months ended March 31, 2013:

	Location of Gain (Loss)	Amount Reclassified
AOCI Reclassification	Recognized in Income	from AOCI
		(in millions)
Net unrealized gains on Available-for-Sale securities	Net investment income	$(1)
Tax expense	Income tax provision	—
Net of tax		$(1)

Gains (losses) on cash flow hedges:
Interest rate contracts	Interest and debt expense	$1
Swaptions	Net investment income	(1)
Total before tax		—
Tax benefit	Income tax provision	—
Net of tax		$—

The Company made adjustments to AOCI for the impact to DAC, DSIC, benefit reserves and reinsurance recoverable on net unrealized securities gains of $64 million, net of tax. See Note 4 for additional information related to the impact of DAC, DSIC, benefit reserves and reinsurance recoverable on net unrealized securities gains included in AOCI. See Note 12 for additional information regarding the Company’s cash flow hedges.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the three months ended March 31, 2013 and 2012, the Company repurchased a total of 5.2 million shares and 5.4 million shares, respectively, of its common stock for an aggregate cost of $360 million and $300 million, respectively. As of March 31, 2013, the Company had $1.8 billion remaining under its share repurchase authorization.

The Company may also reacquire shares of its common stock under its share-based compensation plans related to restricted stock awards and certain option exercises. The holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligation. These vested restricted shares are reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. For the three months ended March 31, 2013 and 2012, the Company reacquired 0.4 million and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $24 million and $16 million, respectively, related to the holders’ income tax obligations on the vesting date. Beginning in 2013, option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the three months ended March 31, 2013, the Company reacquired 1.3 million shares of its common stock through the net settlement of options for an aggregate value of $87 million, of which $56 million related to the strike price and $31 million related to the holders’ income tax obligation.

During the three months ended March 31, 2013 and 2012, the company reissued 1.9 million and 1.8 million treasury shares, respectively, for restricted stock award grants and issuance of shares vested under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.

14.  Income Taxes

The Company’s effective tax rate on income from continuing operations was 25.0% and 22.6% for the three months ended March 31, 2013 and 2012, respectively. The Company’s effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction, foreign tax credits and low income housing credits in comparison to the levels of pretax income. The increase in the effective tax rate for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 is primarily the result of higher pretax income.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize the full benefit of certain state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $16 million at both March 31, 2013 and December 31, 2012.

Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $38 million which will expire beginning December 31, 2014.

As of March 31, 2013 and December 31, 2012, the Company had $117 million and $116 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $38 million, net of federal tax benefits, of unrecognized tax benefits as of both March 31, 2013 and December 31, 2012 would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million and a net reduction of $5 million in interest and penalties for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013 and December 31, 2012, the Company had a payable of $37 million and $36 million, respectively, related to accrued interest and penalties.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $76 million in the next 12 months.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (“IRS”) has completed its field examination of the 1997 through 2007 tax returns. However, for federal income tax purposes, these years, except for 2007, continue to remain open as a consequence of certain unagreed-upon issues. The IRS is in the process of completing the audit of the Company’s U.S. income tax returns for 2008 and 2009 and began auditing the Company’s U.S. income tax returns for 2010 and 2011 in the fourth quarter of 2012. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2008 and remain open for all years after 2008.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

15.  Guarantees and Contingencies

Guarantees

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

During the second quarter of 2012, the Company established a liability for estimated guaranty fund assessments and a related premium tax asset, primarily associated with ELNY. At March 31, 2013, the estimated liability was $26 million and the related premium tax asset was $19 million. The expected period over which the assessments will be made and the related tax credits recovered is not known.

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

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the Office of the Comptroller of the Currency, the UK Financial Conduct Authority, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. During recent periods, the Company has received information requests, exams or inquiries regarding certain matters, including: sales of, or disclosures pertaining to, mutual funds, annuities, equity and fixed income securities; low priced securities; insurance products; brokerage services and financial advice offerings; front office systems and controls; supervision of the Company’s financial advisors; company procedures and information security. The Company is also responding to regulatory audits, market conduct examinations and other inquiries (including inquiries from the states of Minnesota and New York and a multistate examination) relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

In October 2011, a putative class action lawsuit entitled Roger Krueger, et al. vs. Ameriprise Financial, et al. was filed in the United States District Court for the District of Minnesota against the Company, certain of its present or former employees and directors, as well as certain fiduciary committees on behalf of participants and beneficiaries of the Ameriprise Financial 401(k) Plan. The alleged class period is from October 1, 2005 to the present. The action alleges that Ameriprise breached fiduciary duties under ERISA, by selecting and retaining primarily proprietary mutual funds with allegedly poor performance histories, higher expenses relative to other investment options and improper fees paid to Ameriprise Financial or its subsidiaries. The action also alleges that the Company breached fiduciary duties under ERISA because it used its affiliate Ameriprise Trust Company as the Plan trustee and record-keeper and improperly reaped profits from the sale of the record-keeping business to Wachovia Bank, N.A. Plaintiffs allege over $20 million in damages. Plaintiffs filed an amended complaint on February 7, 2012. On April 11, 2012, the Company filed its motion to dismiss the Amended Complaint. The Court denied the motion to dismiss on November 20, 2012, and now the parties are engaged in discovery. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the absence of class certification, the lack of a formal demand on the Company by the plaintiffs and plaintiffs’ failure to allege any specific, evidence-based damages.

In October 2012, a putative class action lawsuit entitled Jeffers vs. Ameriprise Financial Services, et al. was filed against the Company in the United States District Court for the Northern District of Illinois relating to its sales of the Inland Western (now known as Retail Properties of America, Inc. (“RPAI”)) REIT. The action also names as defendants RPAI, several of RPAI’s executives, and several members of RPAI’s board. The action alleges that the Company failed to perform required due diligence and misrepresented various aspects of the REIT including fees charged to clients, risks associated with the product, and valuation of the shares on client account statements. Plaintiffs seek unspecified damages. The Company was served in December 2012, and, on April 19, 2013, moved to dismiss the complaint. At this time, Plaintiff’s response to the motion to dismiss is due on May 24, 2013. The Company’s reply in support of its motion to dismiss is due on June 28, 2013. At this time, oral argument on the Company’s motion to dismiss has not been scheduled. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the absence of class certification, the lack of a formal demand on the Company by the plaintiffs and plaintiffs’ failure to allege any specific, evidence-based damages.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

16.  Earnings per Share Attributable to Ameriprise Financial, Inc. Common Shareholders

The computations of basic and diluted earnings per share attributable to Ameriprise Financial, Inc. common shareholders are as follows:

	Three Months Ended March 31,
	2013	2012
	(in millions, except per share amounts)
Numerator
Income from continuing operations	$366	$249
Less: Net income attributable to noncontrolling interests	30	4
Income from continuing operations attributable to Ameriprise Financial	336	245
Loss from discontinued operations, net of tax	(1)	(1)
Net income attributable to Ameriprise Financial	$335	$244

Denominator
Basic: Weighted-average common shares outstanding	208.4	227.3
Effect of potentially dilutive nonqualified stock options and other share-based awards	3.9	4.4
Diluted: Weighted-average common shares outstanding	212.3	231.7

Earnings per share attributable to
Ameriprise Financial, Inc. common shareholders
Basic:
Income from continuing operations	$1.61	$1.08
Loss from discontinued operations	—	(0.01)
Net income	$1.61	$1.07
Diluted:
Income from continuing operations	$1.58	$1.06
Loss from discontinued operations	—	(0.01)
Net income	$1.58	$1.05

For the three months ended March 31, 2013 and 2012, the dilutive effect of nonqualified stock options and other share based-awards excludes 1.6 million and 5.2 million options, respectively, from the computation of earnings per share attributable to Ameriprise Financial, Inc. common shareholders. The inclusion of the options would have been anti-dilutive.

17.  Segment Information

The Company’s segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other.

Management uses segment operating measures in goal setting, as a basis for determining employee compensation and in evaluating performance on a basis comparable to that used by some securities analysts and investors. Consistent with GAAP accounting guidance for segment reporting, operating earnings is the Company’s measure of segment performance. Operating earnings should not be viewed as a substitute for GAAP income from continuing operations before income tax provision. The Company believes the presentation of segment operating earnings as the Company measures it for management purposes enhances the understanding of its business by reflecting the underlying performance of its core operations and facilitating a more meaningful trend analysis.

The accounting policies of the segments are the same as those of the Company, except for operating adjustments defined below, the method of capital allocation, the accounting for gains (losses) from intercompany revenues and expenses and not providing for income taxes on a segment basis.

Operating earnings is defined as operating net revenues less operating expenses. Operating net revenues and operating expenses exclude the results of discontinued operations, the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual), integration and restructuring charges and the impact of consolidating investment entities. Operating net revenues also exclude net realized gains or losses. Operating expenses also exclude the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization). The market impact on variable annuity guaranteed living benefits and IUL benefits includes changes

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

in liability values caused by changes in financial market conditions, net of changes in associated economic hedge values. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on liability values of discounting projected benefits to reflect a current estimate of the Company’s life insurance subsidiary’s nonperformance spread. Integration and restructuring charges primarily relate to the Company’s acquisition of the long-term asset management business of Columbia Management Group on April 30, 2010. The costs include system integration costs, proxy and other regulatory filing costs, employee reduction and retention costs and investment banking, legal and other acquisition costs. Beginning in the second quarter of 2012, integration and restructuring charges also include expenses related to the Company’s transition of its federal savings bank subsidiary, Ameriprise Bank, FSB, to a limited powers national trust bank.

The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	March 31, 2013	December 31, 2012
	(in millions)
Advice & Wealth Management	$8,938	$8,962
Asset Management	6,455	6,267
Annuities	93,249	91,587
Protection	19,537	19,065
Corporate & Other	9,117	8,848
Total assets	$137,296	$134,729

	Three Months Ended March 31,
	2013	2012
	(in millions)
Operating net revenues:
Advice & Wealth Management	$1,018	$954
Asset Management	746	711
Annuities	630	628
Protection	538	522
Corporate & Other	(3)	8
Eliminations (1)	(321)	(312)
Total segment operating net revenues	2,608	2,511
Net realized gains (losses)	1	(2)
Revenues of consolidated investment entities	82	52
Total net revenues per consolidated statements of operations	$2,691	$2,561

(1) Represents the elimination of intersegment revenues recognized for the three months ended March 31, 2013 and 2012 in each segment as follows:Advice & Wealth Management ($228 and $229, respectively); Asset Management ($9 and $10, respectively); Annuities ($73 and $63, respectively); Protection ($10 and $9, respectively); and Corporate & Other ($1 and $1, respectively).

	Three Months Ended March 31,
	2013	2012
	(in millions)
Operating earnings:
Advice & Wealth Management	$131	$94
Asset Management	144	131
Annuities	156	189
Protection	110	107
Corporate & Other	(81)	(65)
Total segment operating earnings	460	456
Net realized gains (losses)	1	(2)
Net income attributable to noncontrolling interests	30	4
Market impact on variable annuity living benefits	(2)	(113)
Integration and restructuring charges	(2)	(23)
Income from continuing operations before income tax provision per consolidated statements of operations	$487	$322

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. Our Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2013 (“2012 10-K”), as well as our current reports on Form 8-K and other publicly available information. Certain reclassifications of prior year amounts have been made to conform to the current presentation. References below to “Ameriprise Financial,” “Ameriprise,” the “Company,” “we,” “us,” and “our” refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.

Overview

Ameriprise Financial is a diversified financial services company with a 118 year history of providing financial solutions. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America’s leader in financial planning and a leading global financial institution with more than $707 billion in assets under management and administration as of March 31, 2013.

Our strategy is centered on helping our clients confidently achieve their goals by providing advice and managing their assets and protecting their assets and income. We utilize two go-to-market approaches in carrying out this strategy: Wealth Management and Asset Management.

Our wealth management capabilities are centered on the long-term, personal relationships between our clients and our financial advisors and registered representatives (our “advisors”). Through our advisors, we offer financial planning, products and services designed to be used as solutions for our clients’ cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. Our focus on personal relationships, together with our discipline in financial planning and strengths in product development and advice, allow us to address the evolving financial and retirement-related needs of our clients, including our primary target market segment, the mass affluent and affluent, which we define as households with investable assets of more than $100,000. The financial product solutions we offer through our advisors include both our own products and services and the products of other companies. Our advisor network is the primary channel through which we offer our affiliated insurance and annuity products and services.

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

Our asset management capabilities are global in scale, with Columbia Management Investment Advisers, LLC (“Columbia” or “Columbia Management”) as the primary provider of U.S. products and services and Threadneedle Asset Management Holdings Sàrl (“Threadneedle”) as the primary provider of products and services outside of the U.S. We offer a broad spectrum of investment advice and products to individual, institutional and high-net worth investors. These investment products are primarily provided through third parties, though we also provide our asset management products through our advisor channel. Our underlying asset management philosophy is based on delivering consistently strong and competitive investment performance. The quality and breadth of our asset management capabilities are demonstrated by 118 of our mutual funds, including 52 Columbia Management funds and 66 Threadneedle funds, being rated as four- and five-star funds by Morningstar.

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

Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. The persistent economic headwinds of the past several years have mitigated growth opportunities in our industry by affecting asset values and dampening client confidence and activity. In addition, the business and regulatory environment in which we operate remains subject to elevated uncertainty and change. To succeed, we expect to continue focusing on our key strategic objectives. The success of these and other strategies may be affected by the factors discussed in “Item 1A Risk Factors” in our 2012 10-K and other factors as discussed herein.

Equity price, credit market and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the “spread” income generated on our annuities, deposit products and universal life (“UL”) insurance products, the value of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) assets, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits.

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

In January 2013, we completed the conversion of our federal savings bank subsidiary, Ameriprise Bank, FSB, to a limited powers national trust bank , which conversion included changing the name of this subsidiary to Ameriprise National Trust Bank (references herein to “Ameriprise Bank” pertain to this same subsidiary whether before or after its conversion). In connection with this conversion, deposit-taking and credit-originating activities of Ameriprise Bank were terminated. In addition, Ameriprise Financial was deregistered by the Federal Reserve as a savings and loan holding company and will no longer be subject to supervision and regulation as such. We will continue to make available to our clients certain deposit and credit products via referral arrangements with respected third party financial institutions. The transition released approximately $375 million of formerly required capital, which we anticipate using to repurchase shares throughout 2013. We estimate that the transition will reduce our annual earnings by approximately $60 million in 2013. At the enterprise level, we anticipate that the earnings per share impact will be neutralized by the end of 2013, as we redeploy the excess capital to shareholders through share repurchases.

We consolidate certain collateralized debt obligations (“CDOs”) and other investment products (collectively, “investment entities”) for which we provide asset management services to and sponsor for the investment of client assets in the normal course of business. These entities are defined as consolidated investment entities (“CIEs”). For further information on CIEs, see Note 3 to our Consolidated Financial Statements. Changes in the valuation of the CIE assets and liabilities impact pretax income. The net income (loss) of the CIEs is reflected in net income (loss) attributable to noncontrolling interests. The results of operations of the CIEs are reflected in the Corporate & Other segment. On a consolidated basis, the management fees we earn for the services we provide to the CIEs and the related general and administrative expenses are eliminated and the changes in the assets and liabilities related to the CIEs, primarily debt and underlying syndicated loans, are reflected in net investment income. We continue to include the fees in the management and financial advice fees line within our Asset Management segment.

While our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), management believes that operating measures, which exclude net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of hedges and the related DSIC and DAC amortization; the market impact on index universal life benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. While the consolidation of the CIEs impacts our balance sheet and income statement, our exposure to these entities is unchanged and there is no impact to the underlying business results. Management uses certain of these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as operating measures.

It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.

Our financial targets are:

•                  Operating total net revenue growth of 6% to 8%,

•                  Operating earnings per diluted share growth of 12% to 15%, and

•                  Operating return on equity excluding accumulated other comprehensive income of 15% to 18%.

The following tables reconcile our GAAP measures to operating measures:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Total net revenues	$2,691	$2,561
Less: Revenue attributable to the CIEs	82	52
Less: Net realized gains (losses)	1	(2)
Operating total net revenues	$2,608	$2,511

			Per Diluted Share
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Net income	$365	$248
Less: Net income attributable to noncontrolling interests	30	4
Net income attributable to Ameriprise Financial	335	244	$1.58	$1.05
Less: Loss from discontinued operations, net of tax	(1)	(1)	—	(0.01)
Net income from continuing operations attributable to Ameriprise Financial	336	245	1.58	1.06
Add: Integration/restructuring charges, net of tax (1)	1	15	—	0.06
Add: Market impact on variable annuity guaranteed living benefits, net of tax (1)	2	74	0.01	0.32
Less: Net realized gains (losses), net of tax (1)	1	(1)	—	(0.01)
Operating earnings	$338	$335	$1.59	$1.45

Weighted average common shares outstanding:
Basic	208.4	227.3
Diluted	212.3	231.7

(1) Calculated using the statutory tax rate of 35%.

The following table reconciles the trailing twelve months’ sum of net income attributable to Ameriprise Financial to operating earnings and the five-point average of quarter-end equity to operating equity:

	Twelve Months Ended March 31,
	2013	2012
	(in millions)
Net income attributable to Ameriprise Financial	$1,120	$1,119
Less: Income (loss) from discontinued operations, net of tax	(2)	10
Net income from continuing operations attributable to Ameriprise Financial	1,122	1,109
Less: Adjustments (1)	(126)	(156)
Operating earnings	$1,248	$1,265

Total Ameriprise Financial, Inc. shareholders’ equity	$9,066	$9,114
Less: Assets and liabilities held for sale	—	11
Less: Accumulated other comprehensive income, net of tax	1,068	741
Total Ameriprise Financial, Inc. shareholders’ equity from continuing operations, excluding AOCI	7,998	8,362
Less: Equity impacts attributable to CIEs	384	454
Operating equity	$7,614	$7,908

Return on equity from continuing operations, excluding AOCI	14.0%	13.3%
Operating return on equity, excluding AOCI (2)	16.4%	16.0%

(1)    Adjustments reflect the trailing twelve months’ sum of after-tax net realized gains/losses; the market impact on variable annuity guaranteed living benefits, net of hedges and related DSIC and DAC amortization; the market impact on index universal life benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; and integration and restructuring charges. After-tax is calculated using the statutory tax rate of 35%.

(2)    Operating return on equity, excluding accumulated other comprehensive income (“AOCI”), is calculated using the trailing twelve months of earnings excluding the after-tax net realized gains/losses; market impact on variable annuity guaranteed living benefits, net of hedges and related DSIC and DAC amortization; the market impact on index universal benefits, net of hedges and  the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; integration/restructuring charges; and discontinued operations in the numerator, and Ameriprise Financial shareholders’ equity, excluding AOCI; the impact of consolidating investment entities; and the assets and liabilities held for sale using a five-point average of quarter-end equity in the denominator.

Critical Accounting Policies

The accounting and reporting policies that we use affect our Consolidated Financial Statements. Certain of our accounting and reporting policies are critical to an understanding of our consolidated results of operations and financial condition and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” in our 2012 10-K.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations and financial condition, see Note 2 to our Consolidated Financial Statements.

Assets Under Management and Administration

Assets under management (“AUM”) include external client assets for which we provide investment management services, such as the assets of the Columbia funds and Threadneedle funds, assets of institutional clients and assets of clients in our advisor platform held in wrap accounts as well as assets managed by sub-advisers selected by us. AUM also includes certain assets on our Consolidated Balance Sheets for which we provide investment management services and recognize management fees in our Asset Management segment, such as the assets of the general account and the variable product funds held in the separate accounts of our life insurance subsidiaries and client assets of CIEs. These assets do not include assets under advisement, for which we provide model portfolios but do not have full discretionary investment authority. Corporate & Other AUM primarily includes former bank assets that are managed within our Corporate & Other segment.

Assets under administration (“AUA”) include assets for which we provide administrative services such as client assets invested in other companies’ products that we offer outside of our wrap accounts. These assets include those held in clients’ brokerage accounts. We generally record revenues received from administered assets as distribution fees. We do not exercise management discretion over these assets and do not earn a management fee. These assets are not reported on our Consolidated Balance Sheets. AUA also includes certain assets on our Consolidated Balance Sheets for which we do not provide investment management services and do not recognize management fees, such as investments in non-affiliated funds held in the separate accounts of our life insurance subsidiaries. These assets do not include assets under advisement, for which we provide model portfolios but do not have full discretionary investment authority.

The following table presents detail regarding our AUM and AUA:

	March 31,
	2013	2012	Change
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$134.2	$114.4	$19.8	17%
Asset Management AUM	466.5	463.0	3.5	1
Corporate & Other AUM	1.0	—	1.0	NM
Eliminations	(19.1)	(13.9)	(5.2)	(37)
Total Assets Under Management	582.6	563.5	19.1	3
Total Assets Under Administration	125.1	111.4	13.7	12
Total AUM and AUA	$707.7	$674.9	32.8	5%

Total AUM increased $19.1 billion, or 3%, to $582.6 billion as of March 31, 2013 compared to the prior year period due to a $19.8 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation. See our segment results of operations discussion below for additional information on changes in our AUM.

Consolidated Results of Operations for the Three Months Ended March 31, 2013 and 2012

The following table presents our consolidated results of operations:

	Three Months Ended March 31,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$1,244	$1,132	$112	10%
Distribution fees	434	402	32	8
Net investment income	489	531	(42)	(8)
Premiums	310	301	9	3
Other revenues	222	206	16	8
Total revenues	2,699	2,572	127	5
Banking and deposit interest expense	8	11	(3)	(27)
Total net revenues	2,691	2,561	130	5
Expenses
Distribution expenses	726	666	60	9
Interest credited to fixed accounts	198	206	(8)	(4)
Benefits, claims, losses and settlement expenses	409	505	(96)	(19)
Amortization of deferred acquisition costs	75	31	44	NM
Interest and debt expense	66	69	(3)	(4)
General and administrative expense	730	762	(32)	(4)
Total expenses	2,204	2,239	(35)	(2)
Income from continuing operations before income tax provision	487	322	165	51
Income tax provision	121	73	48	66
Income from continuing operations	366	249	117	47
Loss from discontinued operations, net of tax	(1)	(1)	—	—
Net income	365	248	117	47
Less: Net income attributable to noncontrolling interests	30	4	26	NM
Net income attributable to Ameriprise Financial	$335	$244	$91	37%

NM  Not Meaningful.

Overall

Income from continuing operations before income tax provision increased $165 million, or 51%, compared to the prior year period primarily reflecting the impact of market appreciation, wrap account net inflows and the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization), partially offset by the negative impact of the continued low interest rate environment and asset management net outflows. The market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $2 million for the first quarter of 2013 compared to an expense of $113 million for the prior year period. The negative impact of the continued low interest rate environment was approximately $23 million pretax for the three months ended March 31, 2013 compared to the prior year period.

Net Revenues

Net revenues increased $130 million, or 5%, compared to the prior year period primarily due to higher management and financial advice fees and distribution fees, partially offset by lower net investment income.

Management and financial advice fees increased $112 million, or 10%, compared to the prior year period primarily due to higher asset-based fees driven by an increase in average AUM, as well as revenue enhancements related to various pricing adjustments. Average AUM increased $26.9 billion, or 5%, compared to the prior year period primarily due to market appreciation and wrap account net inflows, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section below.

Distribution fees increased $32 million, or 8%, compared to the prior year period due to higher client assets and increased client activity.

Net investment income decreased $42 million, or 8%, compared to the prior year period reflecting a $56 million decrease in investment income on fixed maturity securities, partially offset by a $16 million increase in net investment income of CIEs. The decrease in investment income on fixed maturity securities was primarily due to continued low interest rates and approximately $30 million of lower net investment income due to the sale of Ameriprise Bank’s investment portfolio as a result of the transition of banking operations in the fourth quarter of 2012.

Other revenues increased $16 million, or 8%, compared to the prior year period due to higher fees from variable annuity guarantees driven by higher volumes, as well as higher fee rates.

Expenses

Total expenses decreased $35 million, or 2%, compared to the prior year period primarily due to a decrease in benefits, claims, losses and settlement expenses and general and administrative expense, partially offset by an increase in distribution expenses and amortization of DAC.

Distribution expenses increased $60 million, or 9%, compared to the prior year period driven by growth in assets under management. See our discussion on the changes in AUM in our segment results of operations section below.

Benefits, claims, losses and settlement expenses decreased $96 million, or 19%, compared to the prior year period primarily due to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization), which was an expense of $1 million in the first quarter of 2013 compared to an expense of $149 million in the first quarter of 2012, partially offset by higher reserve funding related to higher fees from variable annuity guarantees, an increase in reserves related to our auto and home business and a $23 million benefit from variable annuity model changes in the prior year period.

Amortization of DAC increased $44 million to $75 million for the three months ended March 31, 2013 compared to the prior year period primarily due to the DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization). The DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) was an expense of $1 million in the first quarter of 2013 compared to a benefit of $36 million in the first quarter of 2012. The market impact on DAC was a benefit of $12 million in the first quarter of 2013 compared to a benefit of $20 million in the prior year period as a result of favorable equity market returns in the first quarter of 2013 compared to favorable equity and bond fund returns in the first quarter of 2012.

General and administrative expense decreased $32 million, or 4%, compared to the prior year period primarily due to a $21 million decrease in integration and restructuring charges, $8 million in lower expenses associated with the completion of the brokerage platform conversion, $14 million of lower bank-related expenses and lower expenses from re-engineering efforts, partially offset by a $9 million increase in expenses of CIEs and higher expenses from investments in the business.

Income Taxes

Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 25.0% for the three months ended March 31, 2013, compared to 22.6% for the prior year period. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction, foreign tax credits and low income housing credits in comparison to the levels of pretax income. The increase in the effective tax rate for the three months ended March 31, 2013 compared to the prior year period is primarily the result of higher pretax income. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 26.6% for the three months ended March 31, 2013, compared to 22.9% for the prior year period.

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

Results of Operations by Segment for the Three Months Ended March 31, 2013 and 2012

Operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Operating earnings should not be viewed as a substitute for GAAP income from continuing operations before income tax provision. We believe the presentation of segment operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 17 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of operating earnings.

The following table presents summary financial information by segment:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Advice & Wealth Management
Net revenues	$1,018	$954
Expenses	887	860
Operating earnings	$131	$94
Asset Management
Net revenues	$746	$711
Expenses	602	580
Operating earnings	$144	$131
Annuities
Net revenues	$630	$628
Expenses	474	439
Operating earnings	$156	$189
Protection
Net revenues	$538	$522
Expenses	428	415
Operating earnings	$110	$107
Corporate & Other
Net revenues	$(3)	$8
Expenses	78	73
Operating loss	$(81)	$(65)

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

In January 2013, we completed the conversion of our federal savings bank subsidiary, Ameriprise Bank to a limited powers national trust bank. In 2012, all checking, savings and money market accounts and certificates of deposit were liquidated and returned to our clients, Ameriprise Bank’s consumer loan portfolio, including first mortgages, home equity loans, home equity lines of credit and unsecured loans, was sold to affiliates of Ameriprise Bank, and Ameriprise Bank’s credit card account portfolio was sold to Barclays Bank Delaware (“Barclays”). See additional discussion on the transition and the impact to our business in the Overview section above.

The following table presents the changes in wrap account assets for the three months ended March 31:

	2013	2012
	(in billions)
Beginning balance	$124.6	$103.4
Net flows	4.1	2.9
Market appreciation and other	5.1	6.8
Ending balance	$133.8	$113.1

Average balance (1)	$129.2	$108.3

(1) Average ending balances are calculated using a simple average of two quarters of data.

Wrap account assets increased $9.2 billion, or 7%, during the three months ended March 31, 2013 due to net inflows of $4.1 billion and market appreciation and other of $5.1 billion. Wrap account net inflows increased $1.2 billion, or 41%, compared to the prior year period reflecting improved markets and investor confidence. Average wrap account assets increased $20.9 billion, or 19%, compared to the prior year period due to net inflows and market appreciation.

The following table presents the changes in wrap account assets for the twelve months ended March 31:

	2013	2012
	(in billions)
Beginning balance	$113.1	$103.1
Net flows	10.8	7.4
Market appreciation and other	9.9	2.6
Ending balance	$133.8	$113.1

Wrap account assets increased $20.7 billion, or 18%, from the prior year period reflecting net inflows and market appreciation.

The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Three Months Ended March 31,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$476	$412	$64	16%
Distribution fees	503	471	32	7
Net investment income	32	64	(32)	(50)
Other revenues	15	18	(3)	(17)
Total revenues	1,026	965	61	6
Banking and deposit interest expense	8	11	(3)	(27)
Total net revenues	1,018	954	64	7
Expenses
Distribution expenses	627	574	53	9
General and administrative expense	260	286	(26)	(9)
Total expenses	887	860	27	3
Operating earnings	$131	$94	$37	39%

Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized gains or losses, increased $37 million, or 39%, to $131 million for the three months ended March 31, 2013 compared to $94 million for the prior year period primarily due to strong growth in wrap account assets and continued expense management, partially offset by the impact of low interest rates and lower earnings due to the transition of banking operations in the fourth quarter of 2012. Pretax operating earnings for the three months ended March 31, 2012 included $15 million of Ameriprise Bank earnings. The negative impact of continued low interest rates was $10 million compared to the prior year period. The impact of low interest rates will be approximately $10 million per quarter for the balance of the year. Pretax operating margin was 12.9% for the three months ended March 31, 2013 compared to 9.9% for the prior year period.

Net Revenues

Net revenues exclude net realized gains or losses. Net revenues increased $64 million, or 7%, to $1.0 billion for the three months ended March 31, 2013 compared to $954 million for the prior year period reflecting retail client net inflows, market appreciation and increased client activity, partially offset by lower net investment income primarily due to the transition of banking operations in the fourth quarter of 2012. Net revenues for the three months ended March 31, 2012 included $32 million of Ameriprise Bank net revenues. Operating net revenue per branded advisor was $104,000 for the three months ended March 31, 2013, up 6% from the prior year period. Total branded advisors were 9,777 at March 31, 2013 compared to 9,744 at March 31, 2012.

Management and financial advice fees increased $64 million, or 16%, to $476 million for the three months ended March 31, 2013 compared to $412 million for the prior year period driven by growth in wrap account assets. Average wrap account assets increased $20.9 billion, or 19%, to $129.2 billion at March 31, 2013 compared to the prior year period due to net inflows and market appreciation. See our discussion of the changes in wrap account assets above.

Distribution fees increased $32 million, or 7%, to $503 million for the three months ended March 31, 2013 compared to $471 million for the prior year period primarily due to higher client assets and increased client activity.

Net investment income decreased $32 million, or 50%, to $32 million for the three months ended March 31, 2013 compared to $64 million for the prior year period due to the transition of banking operations in the fourth quarter of 2012, as well as a lower asset earnings rate on invested assets. Net investment income of Ameriprise Bank was $30 million for the three months ended March 31, 2012.

Expenses

Total expenses increased $27 million, or 3%, to $887 million for the three months ended March 31, 2013 compared to $860 million for the prior year period due to a $53 million increase in distribution expenses driven by higher compensation due to strong growth in client assets, partially offset by a $26 million decrease in general and administrative expense primarily due to the transition of banking operations in the fourth quarter of 2012 and $8 million of lower expenses associated with the completion of the brokerage platform conversion. General and administrative expense of Ameriprise Bank was $17 million for the three months ended March 31, 2012.

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

On April 30, 2010, we completed the acquisition of the long-term asset management business of the Columbia Management Group from Bank of America. The acquisition significantly enhanced the capabilities of the Asset Management segment by increasing its scale, broadening its retail and institutional distribution capabilities and strengthening and diversifying its lineup of retail and institutional products. The integration of the Columbia Management business, which was completed in the second quarter of 2012, involved organizational changes to our portfolio management and analytical teams and to our operational, compliance, sales and marketing support staffs. This integration also involved the streamlining of our U.S. domestic product offerings. As a result of the integration, we combined RiverSource Investments, our legacy U.S. asset management business, with Columbia Management, under the Columbia brand. Total U.S. retail assets and number of funds under the Columbia brand as of March 31, 2013 were $227.5 billion and 212 funds, respectively.

From time to time, fee waivers have been provided to the Columbia Money Market Funds (the “Funds”) by Columbia Management and certain other subsidiaries performing services for the Funds for the purposes of reducing the expenses charged to a Fund in a given period to maintain or improve a Fund’s net yield in that period. Our subsidiaries may enter into contractual arrangements with the Funds identifying the specific fees to be waived and/or expenses to be reimbursed, as well as the time period for which such waivers will apply. In aggregate, we voluntarily waived fees of $3 million for both the three months ended March 31, 2013 and 2012.

Threadneedle remains our primary international investment management platform. Threadneedle manages seven OEICs and two Societe d’Investissement A Capital Variable (“SICAV”) offering. The seven OEICs are Threadneedle Investment Funds ICVC (“TIF”), Threadneedle Specialist Investment Funds ICVC (“TSIF”), Threadneedle Focus Investment Funds (“TFIF”), Threadneedle Portfolio Advantage Funds (“TPAF”), Threadneedle Investment Funds ICVC II (“TIF II”), Threadneedle Investment Funds ICVC III (“TIF III”) and Threadneedle Investment Funds ICVC IV (“TIF IV”). TIF, TSIF, TFIF, TPAF, TIF II, TIF III and TIF IV are structured as umbrella companies with a total of 70 (33, 14, 1, 2, 6, 8 and 6, respectively) sub funds covering the world’s bond and equity markets. The SICAVs are the Threadneedle (Lux) SICAV (“T(Lux)”) and the Columbia Threadneedle SICAV-SIF (“SIF”). T(Lux) and SIF are structured as umbrella companies with a total of 32 (30 and 2, respectively) sub funds covering the world’s bond, commodities and equity markets. In addition, Threadneedle manages 13 unit trusts, 10 of which invest into the OEICs, ten property unit trusts and one property fund of funds.

The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of March 31, 2013 and 2012:

Columbia

Mutual Fund Rankings in top 2 Lipper Quartiles

			2013	2012

Domestic Equity	Equal weighted	1 year	52%	46%
		3 year	51%	60%
		5 year	51%	63%
	Asset weighted	1 year	56%	59%
		3 year	69%	76%
		5 year	71%	60%

International Equity	Equal weighted	1 year	39%	83%
		3 year	56%	65%
		5 year	57%	64%
	Asset weighted	1 year	20%	93%
		3 year	25%	75%
		5 year	81%	84%

Taxable Fixed Income	Equal weighted	1 year	63%	85%
		3 year	78%	45%
		5 year	82%	68%
	Asset weighted	1 year	70%	95%
		3 year	83%	44%
		5 year	98%	75%

Tax Exempt Fixed Income	Equal weighted	1 year	95%	90%
		3 year	100%	95%
		5 year	100%	90%
	Asset weighted	1 year	93%	82%
		3 year	100%	85%
		5 year	100%	98%

Asset Allocation Funds	Equal weighted	1 year	54%	91%
		3 year	64%	67%
		5 year	82%	52%
	Asset weighted	1 year	62%	92%
		3 year	84%	89%
		5 year	94%	88%

Number of funds with 4 or 5 Morningstar star ratings		Overall	52	56
		3 year	50	53
		5 year	44	49

Percent of funds with 4 or 5 Morningstar star ratings		Overall	51%	47%
		3 year	49%	44%
		5 year	45%	44%

Percent of assets with 4 or 5 Morningstar star ratings		Overall	58%	66%
		3 year	49%	53%
		5 year	47%	44%

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

Aggregated data includes all Columbia branded mutual funds.

Threadneedle

Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark

			2013	2012
Equity	Equal weighted	1 year	71%	73%
		3 year	78%	73%
		5 year	84%	86%
	Asset weighted	1 year	60%	84%
		3 year	92%	78%
		5 year	94%	87%

Fixed Income	Equal weighted	1 year	67%	79%
		3 year	57%	85%
		5 year	92%	82%
	Asset weighted	1 year	29%	80%
		3 year	37%	80%
		5 year	98%	97%

Allocation (Managed) Funds	Equal weighted	1 year	83%	67%
		3 year	67%	50%
		5 year	83%	100%
	Asset weighted	1 year	86%	80%
		3 year	78%	41%
		5 year	86%	100%

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

The following table presents the ending balances and average managed assets:

					Average (1)
	March 31,				March 31,
	2013	2012	Change		2013	2012	Change
	(in billions)				(in billions)
Columbia managed assets	$341.3	$344.0	$(2.7)	(1)%	$335.9	$335.1	$0.8	—
Threadneedle managed assets	127.7	123.3	4.4	4	127.7	118.5	9.2	8%
Less: Sub-advised eliminations	(2.5)	(4.3)	1.8	42	(2.6)	(4.3)	1.7	40
Total managed assets	$466.5	$463.0	$3.5	1%	$461.0	$449.3	$11.7	3%

(1) Average ending balances are calculated using a simple average of two quarters of data.

The following table presents managed asset net flows:

	Three Months Ended March 31,
	2013	2012	Change
	(in billions)
Columbia managed asset net flows	$(5.1)	$(5.1)	$—	—
Threadneedle managed asset net flows	(1.0)	0.3	(1.3)	NM
Less: Sub-advised eliminations	0.4	0.2	0.2	NM
Total managed asset net flows	$(5.7)	$(4.6)	$(1.1)	(24)%

NM Not Meaningful.

The following table presents managed assets by type:

	March 31,
	2013	2012	Change
	(in billions)
Equity	$238.1	$231.9	$6.2	3%
Fixed income	203.4	202.3	1.1	1
Money market	6.0	6.9	(0.9)	(13)
Alternative	6.6	9.3	(2.7)	(29)
Hybrid and other	12.4	12.6	(0.2)	(2)
Total managed assets by type	$466.5	$463.0	$3.5	1%

The following tables present the changes in Columbia and Threadneedle managed assets:

	Three Months Ended March 31,
	2013	2012
	(in billions)
Columbia Managed Assets Rollforward
Retail Funds
Beginning assets	$216.3	$204.8
Mutual fund inflows	10.3	10.7
Mutual fund outflows	(12.5)	(14.3)
Net VP/VIT fund flows	(0.1)	0.3
Net new flows	(2.3)	(3.3)
Reinvested dividends	0.5	0.4
Net flows	(1.8)	(2.9)
Distributions	(0.7)	(0.5)
Market appreciation and other	13.7	20.0
Total ending assets	227.5	221.4

Institutional
Beginning assets	72.4	73.3
Inflows	4.9	4.2
Outflows	(8.1)	(6.1)
Net flows	(3.2)	(1.9)
Market appreciation and other	2.7	3.6
Total ending assets	71.9	75.0

Alternative
Beginning assets	5.7	8.1
Inflows	0.4	0.1
Outflows	(0.5)	(0.4)
Net flows	(0.1)	(0.3)
Market appreciation and other	0.1	0.5
Total ending assets	5.7	8.3
Affiliated General Account Assets	36.2	39.4
Other and Eliminations	—	(0.1)
Total Columbia managed assets	$341.3	$344.0
Total Columbia net flows	$(5.1)	$(5.1)

	Three Months Ended March 31,
	2013	2012
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$39.1	$31.8
Mutual fund inflows	5.4	4.5
Mutual fund outflows	(4.0)	(3.4)
Net new flows	1.4	1.1
Reinvested dividends	—	—
Net flows	1.4	1.1
Distributions	(0.1)	(0.1)
Market appreciation	3.5	2.4
Foreign currency translation (1)	(2.6)	1.0
Other	0.1	0.1
Total ending assets	41.4	36.3

Institutional
Beginning assets	87.6	80.6
Inflows	1.3	2.8
Outflows	(3.6)	(3.5)
Net flows	(2.3)	(0.7)
Market appreciation	5.2	3.1
Foreign currency translation (1)	(5.8)	2.4
Other	0.6	0.5
Total ending assets	85.3	85.9

Alternative
Beginning assets	1.0	1.2
Inflows	—	—
Outflows	(0.1)	(0.1)
Net flows	(0.1)	(0.1)
Market appreciation	—	—
Foreign currency translation (1)	—	—
Other	0.1	—
Total ending assets	1.0	1.1
Total Threadneedle managed assets	$127.7	$123.3
Total Threadneedle net flows	$(1.0)	$0.3

(1) Amounts represent British Pound to US dollar conversion.

Total segment AUM increased $11.1 billion, or 2%, during the three months ended March 31, 2013 primarily due to market appreciation, partially offset by net outflows of $5.7 billion and the negative impact of foreign currency translation. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.

Columbia managed assets increased $10.9 billion, or 3%, during the three months ended March 31, 2013 due to market appreciation, partially offset by net outflows. Columbia retail funds increased $11.2 billion, or 5%, during the three months ended March 31, 2013 due to market appreciation, partially offset by net outflows. Columbia retail net outflows of $1.8 billion in the first quarter of 2013 included outflows from a large distribution partner that continued to re-balance asset concentrations and continued outflows from a third party sub-advisor. Columbia retail net outflows for the first quarter of 2013 also included approximately $0.6 billion of outflows in the Registered Investment Advisor (“RIA”) channel, where we had taken actions to improve the profitability of flows by changing the share class that we are offering. We expect to see more outflows in the RIA channel over the next few quarters resulting from this share class change. Columbia institutional AUM decreased $0.5 billion, or 1%, due to net outflows, partially offset by market appreciation. Columbia institutional net outflows of $3.2 billion in the first quarter of 2013 included approximately $1.0 billion of outflows from low basis point assets. In addition, several clients redeemed assets in both investment grade and high yield credit mandates given strong performance in these asset classes.

Threadneedle managed assets decreased $0.1 billion during the three months ended March 31, 2013 as market appreciation was offset by the negative impact of foreign currency translation and net outflows. Threadneedle retail funds increased $2.3 billion, or 6%, due to market appreciation and net inflows of $1.4 billion, partially offset by the negative impact of foreign currency translation. Threadneedle retail fund net inflows in the first quarter of 2013 were driven by strong consumer confidence and good sales in a few key products, particularly in Europe. Threadneedle institutional AUM decreased $2.3 billion, or 3%, due to net outflows and the negative impact of foreign currency translation, partially offset by market appreciation. Threadneedle institutional net outflows of $2.3 billion in the first quarter of 2013 primarily reflected $2.2 billion of outflows largely from legacy insurance assets, including $1.0 billion from a Japanese mandate.

The following table presents the results of operations of our Asset Management segment on an operating basis:

	Three Months Ended March 31,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$627	$586	$41	7%
Distribution fees	114	111	3	3
Net investment income	4	5	(1)	(20)
Other revenues	1	9	(8)	(89)
Total revenues	746	711	35	5
Banking and deposit interest expense	—	—	—	—
Total net revenues	746	711	35	5
Expenses
Distribution expenses	288	274	14	5
Amortization of deferred acquisition costs	4	3	1	33
General and administrative expense	310	303	7	2
Total expenses	602	580	22	4
Operating earnings	$144	$131	$13	10%

Our Asset Management segment pretax operating earnings, which exclude net realized gains or losses and integration charges, increased $13 million, or 10%, to $144 million for the three months ended March 31, 2013 compared to $131 million for the prior year period reflecting equity market appreciation and continued revenue enhancements related to various pricing adjustments and expense re-engineering, partially offset by the impact of net outflows.

Net Revenues

Net revenues increased $35 million, or 5%, to $746 million for the three months ended March 31, 2013 compared to $711 million for the prior year period driven by an increase in management and financial advice fees.

Management and financial advice fees increased $41 million, or 7%, to $627 million for the three months ended March 31, 2013 compared to $586 million for the prior year period primarily due to an increase in assets under management, as well as revenue enhancements related to various pricing adjustments. Average assets under management increased 3% compared to the prior year period driven by equity market appreciation, partially offset by net outflows and the negative impact of foreign currency translation. See our discussion above on the changes in assets under management.

Expenses

Total expenses, which exclude integration charges, increased $22 million, or 4%, to $602 million for the three months ended March 31, 2013 compared to $580 million for the prior year period primarily due to an increase in distribution expenses driven by higher retail fund assets and an increase in general and administrative expense driven by higher costs associated with Threadneedle’s compensation program and higher project costs, partially offset by re-engineering benefits.

Annuities

Our Annuities segment provides variable and fixed annuity products of RiverSource Life companies to individual clients. We provide our variable annuity products through our advisors, and fixed annuity products are provided through both affiliated and unaffiliated advisors and financial institutions. Revenues for our variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for our fixed annuity products are primarily earned as net investment income on assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. We also earn net investment income on owned assets supporting reserves for immediate annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Intersegment revenues for this segment reflect fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of variable insurance trust funds (“VIT Funds”) under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment.

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

The following table presents the results of operations of our Annuities segment on an operating basis:

	Three Months Ended March 31,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$170	$160	$10	6%
Distribution fees	81	76	5	7
Net investment income	270	293	(23)	(8)
Premiums	28	32	(4)	(13)
Other revenues	81	67	14	21
Total revenues	630	628	2	—
Banking and deposit interest expense	—	—	—	—
Total net revenues	630	628	2	—
Expenses
Distribution expenses	101	100	1	1
Interest credited to fixed accounts	164	171	(7)	(4)
Benefits, claims, losses and settlement expenses	116	78	38	49
Amortization of deferred acquisition costs	41	34	7	21
Interest and debt expense	—	1	(1)	NM
General and administrative expense	52	55	(3)	(5)
Total expenses	474	439	35	8
Operating earnings	$156	$189	$(33)	(17)%

NM Not Meaningful.

Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization), decreased $33 million, or 17%, to $156 million for the three months ended March 31, 2013 compared to $189 million for the prior year period primarily due to higher benefits, claims, losses and settlement expenses. Results for the first quarter of 2012 included a benefit of $20 million from variable annuity model updates and enhancements. The market impact on DAC and DSIC was a benefit of $14 million in the first quarter of 2013 compared to a benefit of $24 million in the prior year period.

RiverSource variable annuity account balances increased 6% to $70.9 billion at March 31, 2013 compared to the prior year period driven by market appreciation. Variable annuity net outflows of $193 million for the first quarter of 2013 reflected the closed book of annuities previously sold through third parties and $36 million of net inflows in the Ameriprise channel. RiverSource fixed annuity account balances declined 3% to $13.7 billion due to ongoing net outflows resulting from low client demand given current interest rates.

Net Revenues

Net revenues, which exclude net realized gains or losses, increased $2 million to $630 million for the three months ended March 31, 2013 compared to $628 million for the prior year period.

Management and financial advice fees increased $10 million, or 6%, to $170 million for the three months ended March 31, 2013 compared to $160 million for the prior year period due to higher fees on variable annuities driven by higher separate account balances. Average variable annuities contract accumulation values increased $4.5 billion, or 7%, from the prior year period due to market appreciation.

Net investment income, which excludes net realized gains or losses, decreased $23 million, or 8%, to $270 million for the three months ended March 31, 2013 compared to $293 million for the prior year period due to a $21 million decrease in investment income on fixed maturities primarily reflecting a decrease of approximately $14 million from lower invested assets and approximately $10 million from lower interest rates.

Other revenues increased $14 million, or 21%, to $81 million for the three months ended March 31, 2013 compared to $67 million for the prior year period due to higher fees from variable annuity guarantees driven by higher volumes and higher fee rates.

Expenses

Total expenses, which exclude the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) increased $35 million, or 8%, to $474 million for the three months ended March 31, 2013 compared to $439 million for the prior year period due to an increase in benefits, claims, losses and settlement expenses.

Interest credited to fixed accounts decreased $7 million, or 4%, to $164 million for the three months ended March 31, 2013 compared to $171 million for the prior year period driven by a lower average crediting rate on interest sensitive fixed annuities and lower average fixed annuity account balances. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.6% for the three months ended March 31, 2013 compared to 3.7% for the prior year period. Average fixed annuities contract accumulation values decreased $414 million, or 3%, to $13.7 billion for the three months ended March 31, 2013 compared to the prior year period due to outflows. Fixed annuities remain in net outflows due to low client demand given existing interest rates.

Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization), increased $38 million, or 49%, to $116 million for the three months ended March 31, 2013 compared to $78 million for the prior year period primarily due to a benefit of $23 million from variable annuity model updates and enhancements in the first quarter of 2012, as well as higher reserve funding related to higher fees from variable annuity guarantees.

Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, increased $7 million, or 21%, to $41 million for the three months ended March 31, 2013 compared to $34 million for the prior year period due to the market impact on DAC. The market impact on DAC was a benefit of $11 million in the first quarter of 2013 compared to a benefit of $18 million in the prior year period as a result of favorable equity market returns in the first quarter of 2013 compared to favorable equity and bond fund returns in the first quarter of 2012.

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

The following table presents the results of operations of our Protection segment on an operating basis:

	Three Months Ended March 31,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$14	$14	$—	—
Distribution fees	22	23	(1)	(4)%
Net investment income	111	106	5	5
Premiums	286	273	13	5
Other revenues	105	107	(2)	(2)
Total revenues	538	523	15	3
Banking and deposit interest expense	—	1	(1)	NM
Total net revenues	538	522	16	3
Expenses
Distribution expenses	16	15	1	7
Interest credited to fixed accounts	34	35	(1)	(3)
Benefits, claims, losses and settlement expenses	292	278	14	5
Amortization of deferred acquisition costs	29	30	(1)	(3)
General and administrative expense	57	57	—	—
Total expenses	428	415	13	3
Operating earnings	$110	$107	$3	3%

NM  Not Meaningful.

Our Protection segment pretax operating income, which excludes net realized gains or losses and the market impact on index universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual), increased $3 million, or 3%, to $110 million for the three months ended March 31, 2013 compared to $107 million for the prior year period as an increase in life and health earnings was largely offset by lower auto and home earnings.

Net Revenues

Net revenues, which exclude net realized gains or losses and the unearned revenue amortization and the reinsurance accrual offset to the market impact on index universal life benefits, increased $16 million, or 3%, to $538 million for the three months ended March 31, 2013 compared to $522 million for the prior year period primarily due to growth in auto and home premiums.

Premiums increased $13 million, or 5%, to $286 million for the three months ended March 31, 2013 compared to $273 million for the prior year period primarily due to growth in auto and home premiums driven by continued strong new policy sales growth across market segments, primarily from our affinity relationships with Costco and Progressive. Auto and home policy counts increased 9% year-over-year.

Expenses

Total expenses, which exclude the market impact on index universal life benefits (net of hedges and the related DAC amortization), increased $13 million, or 3%, to $428 million for the three months ended March 31, 2013 compared to $415 million for the prior year period due to an increase in benefits, claims, losses and settlement expenses.

Benefits, claims, losses and settlement expenses, which exclude the market impact on index universal life benefits (net of hedges), increased $14 million, or 5%, to $292 million for the three months ended March 31, 2013 compared to $278 million for the prior year period due to higher expenses related to our auto and home business, partially offset by favorable disability income and long-term care claims experience. Benefits, claims, losses and settlement expenses related to our auto and home business increased compared to the prior year period primarily due to increased reserves for auto liability loss development and growth in exposure due to higher sales.

Corporate & Other

Our Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment also includes revenues and expenses of CIEs, which are excluded on an operating basis.

The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Three Months Ended March 31,
	2013	2012	Change
	(in millions)
Revenues
Net investment income (loss)	$(6)	$4	$(10)	NM
Other revenues	3	4	(1)	(25)%
Total revenues	(3)	8	(11)	NM
Banking and deposit interest expense	—	—	—	—
Total net revenues	(3)	8	(11)	NM
Expenses
Distribution expenses	1	—	1	NM
Interest and debt expense	25	22	3	14
General and administrative expense	52	51	1	2
Total expenses	78	73	5	7
Operating loss	$(81)	$(65)	$(16)	(25)%

NM  Not Meaningful.

Our Corporate & Other segment pretax operating loss excludes net realized gains or losses, the impact of consolidating CIEs and restructuring charges. Our Corporate & Other segment pretax operating loss was $81 million for the three months ended March 31, 2013 compared to $65 million for the prior year period. Operating losses for the first quarter of 2013 included a loss of $11 million primarily due to how we account for the transfer of former bank assets. Approximately $8 million of this loss was reflected in net investment loss and approximately $3 million was reflected in general and administrative expense. The loss of $8 million in the Corporate & Other segment was offset by the associated incremental accretion income, primarily in the Annuities segment, that relates to the transfer of the bank assets and eliminates on a consolidated basis.

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

The following tables present our estimate of the impact on pretax income from these hypothetical market movements as of March 31, 2013:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(216)	$13	$(203)
DAC and DSIC amortization (2) (3)	(82)	—	(82)
Variable annuity riders:
GMDB and GMIB (3)	(53)	—	(53)
GMWB	(107)	128	21
GMAB	(46)	57	11
DAC and DSIC amortization (4)	N/A	N/A	(7)
Total variable annuity riders	(206)	185	(28)
Equity indexed annuities	1	(1)	—
Certificates	3	(3)	—
Indexed universal life insurance	5	(5)	—
Total	$(495)	$189	$(313)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(42)	$—	$(42)
Variable annuity riders:
GMWB	583	(561)	22
GMAB	34	(33)	1
DAC and DSIC amortization (4)	N/A	N/A	(5)
Total variable annuity riders	617	(594)	18
Fixed annuities, fixed portion of variable annuities and fixed insurance products	86	—	86
Brokerage client cash balances	120	—	120
Certificates	(3)	—	(3)
Indexed universal life insurance	6	—	6
Total	$784	$(594)	$185

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

The above results compare to an estimated negative net impact to pretax income of $318 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $185 million related to a 100 basis point increase in interest rates as of March 31, 2013.

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

Fair Value Measurements

We report certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives, properties held by our consolidated property funds, and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions and is not the result of a forced liquidation or distressed sale. We include actual market prices, or observable inputs, in our fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. We validate prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 10 to the Consolidated Financial Statements for additional information on our fair value measurements.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders and indexed universal life insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2013. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $154 million, net of DAC, DSIC and unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on March 31, 2013 credit spreads.

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during the three months ended March 31, 2013. At March 31, 2013, we had $2.2 billion in cash and cash equivalents compared to $2.4 billion at December 31, 2012. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that expires in November 2015. Under the terms of the underlying credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At March 31, 2013 and December 31, 2012, we had no outstanding borrowings under this credit facility and had $2 million of outstanding letters of credit. Our junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at both March 31, 2013 and December 31, 2012.

We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk from higher levels of expected annuity net cash flows. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at March 31, 2013 and December 31, 2012 was $200 million and $501 million, respectively, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. As of March 31, 2013 and December 31, 2012, we had $300 million and nil, respectively, of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

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

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(in millions)
RiverSource Life(1)(2)	$3,018	$3,257	N/A	$620
RiverSource Life of NY(1)(2)	262	256	N/A	44
IDS Property Casualty(1)(3)	475	462	$164	160
Ameriprise Insurance Company(1)(3)	43	43	2	2
ACC(4)(5)	213	204	200	187
Threadneedle(6)	262	183	140	156
Ameriprise National Trust Bank(7)	13	142	4	14
AFSI(3)(4)	126	88	2	2
Ameriprise Captive Insurance Company(3)	59	59	16	12
Ameriprise Trust Company(3)	52	48	50	47
AEIS(3)(4)	103	114	40	39
RiverSource Distributors, Inc.(3)(4)	22	25	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	30	29	#	#

N/A  Not applicable.

#    Amounts are less than $1 million.

(1)    Actual capital is determined on a statutory basis.

(2)    Regulatory capital requirement is based on the statutory risk-based capital filing.

(3)    Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of March 31, 2013 and December 31, 2012.

(4)    Actual capital is determined on an adjusted GAAP basis.

(5)    ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)    Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The actual capital and the regulatory capital requirements at December 31, 2012 represent management’s assessment at March 31, 2013 of the risk based requirements, as specified by FSA regulations and submitted to the FSA in December 2013.

(7)    In January 2013, we completed the conversion of our federal savings bank subsidiary, Ameriprise Bank, FSB, to a limited powers national trust bank, which conversion included changing the name of this subsidiary to Ameriprise National Trust Bank. As of March 31, 2013 and December 31, 2012, this subsidiary was required to maintain capital in compliance with the Office of the Comptroller of the Currency (“OCC”) regulations and policies.

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

During the three months ended March 31, 2013, the parent holding company received cash dividends or a return of capital from its subsidiaries of $575 million (including $325 million from RiverSource Life and $130 million from Ameriprise Bank) and contributed cash to its subsidiaries of $16 million. During the three months ended March 31, 2012, the parent holding company received cash dividends or a return of capital from its subsidiaries of $311 million (including $225 million from RiverSource Life) and contributed cash to its subsidiaries of $15 million.

Dividends Paid to Shareholders and Share Repurchases

We paid regular quarterly dividends to our shareholders totaling $94 million and $64 million for the three months ended March 31, 2013 and 2012, respectively. On April 22, 2013, we announced a quarterly dividend of $0.52 per common share. The dividend will be paid on May 17, 2013 to our shareholders of record at the close of business on May 6, 2013.

On October 24, 2012, we announced that our Board of Directors authorized an expenditure of up to an additional $2.0 billion for the repurchase of shares of our common stock through 2014. As of March 31, 2013, we had $1.8 billion remaining under this share repurchase authorization. We intend to fund share repurchases through existing working capital, capital released from the transition of Ameriprise Bank from a federal savings bank to a limited powers national trust bank, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the three months ended March 31, 2013, we repurchased a total of 5.2 million shares of our common stock at an average price of $69.00 per share.

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

Operating Activities

Net cash used in operating activities was $466 million for the three months ended March 31, 2013 compared to net cash provided by operating activities $175 million for the prior year period. Operating cash flows for the first quarter of 2013 included a negative impact of $405 million related to CIEs compared to a positive impact of $14 million for the prior year period. Operating cash flows for the first quarter of 2013 included cash outflows of $121 million due to a decrease in net cash collateral held related to derivative instruments compared to cash outflows of $526 million in the prior year period reflecting the change in market value of our net over-the-counter derivatives after master netting arrangements. See Note 12 to our Consolidated Financial Statements for further information on our derivative instruments and collateral arrangements. Income taxes paid, net was $10 million for the three months ended March 31, 2013 compared to income taxes received, net of $79 million for the prior year period.  In addition, cash decreased compared to the prior year period due to changes in derivatives.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.

Net cash provided by investing activities was $389 million for the three months ended March 31, 2013 compared to net cash used in investing activities of $234 million for the prior year period. The increase in cash of $623 million compared to the prior year period was primarily due to a $342 million decrease in purchases of Available-for-Sale securities and a $144 million increase in proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities.

Financing Activities

Net cash used in financing activities decreased $303 million to $114 million for the three months ended March 31, 2013 compared to $417 million for the prior year period primarily due to a $265 million increase in cash from changes in investment certificates and banking time deposits driven by higher net proceeds from investment certificates. Cash used for the repurchase of common stock, which includes stock repurchases and shares surrendered to cover income tax obligations of holders of share-based compensation awards, increased $114 million compared to the prior year period.

Contractual Commitments

There have been no material changes to our contractual obligations disclosed in our 2012 10-K.

Off-Balance Sheet Arrangements

We provide asset management services to various collateralized debt obligations and other investment products, which are sponsored by us for the investment of client assets in the normal course of business. Certain of these investment entities are considered to be variable interest entities while others are considered to be voting rights entities. We consolidate certain of these investment entities. For entities that we do not consolidate, our maximum exposure to loss is our investment in the entity, which was not material as of March 31, 2013. We have no obligation to provide further financial or other support to these structured investments nor have we provided any support to these structured investments. See Note 3 to our Consolidated Financial Statements for additional information on our arrangements with structured investments.

Forward-Looking Statements

This report contains forward-looking statements that reflect management’s plans, estimates and beliefs. Actual results could differ materially from those described in these forward-looking statements. Examples of such forward-looking statements include:

•                  statements of the Company’s plans, intentions, positioning, expectations, objectives or goals, including those relating to asset flows, mass affluent and affluent client acquisition strategy, client retention and growth of our client base, financial advisor productivity, retention, recruiting and enrollments, the introduction, cessation, terms or pricing of new or existing products and services, acquisition integration, general and administrative costs, consolidated tax rate, return of capital to shareholders, and excess capital position and financial flexibility to capture additional growth opportunities;

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

•                  changes in and the adoption of relevant accounting standards and securities rating agency standards and processes, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or to be implemented in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•                  investment management performance and distribution partner and consumer acceptance of the Company’s products;

•                  effects of competition in the financial services industry, including pricing pressure, the introduction of new products and services and changes in product distribution mix and distribution channels;

•                  changes to the Company’s reputation that may arise from employee or advisor misconduct, legal or regulatory actions, perceptions of the financial services industry generally, improper management of conflicts of interest or otherwise;

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

•                  interruptions or other failures in the Company’s communications, technology and other operating systems, including errors or failures caused by third party service providers, interference or failures caused by third party attacks on the Company’s systems, or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and

•                  general economic and political factors, including consumer confidence in the economy and the financial industry, the ability and inclination of consumers generally to invest as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein, including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and publicly-held firms, and regulatory rulings and pronouncements.

Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of our 2012 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in this report is incorporated herein by reference. These disclosures should be read in conjunction with the “Quantitative and Qualitative Disclosures About Market Risk” discussion included as Part II, Item 7A of our Annual Report on Form 10-K for 2012 filed with the SEC on February 27, 2013.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2013.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information set forth in Note 15 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of our 2012 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2013
Share repurchase program(1)	1,160,063	$65.49	1,160,063	$2,054,743,912
Employee transactions(2)	117,069	$62.65	N/A	N/A
February 1 to February 28, 2013
Share repurchase program(1)	1,991,790	$67.45	1,991,790	$1,920,402,816
Employee transactions(2)	1,068,307	$66.96	N/A	N/A
March 1 to March 31, 2013
Share repurchase program(1)	2,068,124	$72.47	2,068,124	$1,770,532,866
Employee transactions(2)	435,766	$72.49	N/A	N/A
Totals
Share repurchase program(1)	5,219,977	$69.00	5,219,977
Employee transactions(2)	1,621,142	$68.13	N/A
	6,841,119		5,219,977

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

(2)   Includes restricted shares withheld pursuant to the terms of awards under the Company’s share-based compensation plans to offset tax withholding obligations that occur upon vesting and release of restricted shares. The value of the restricted shares withheld is the closing price of common stock of Ameriprise Financial, Inc. on the date the relevant transaction occurs. Also includes shares withheld pursuant to the net settlement of Non-Qualified Stock Option (“NQSO”) exercises to offset tax withholding obligations that occur upon exercise and to cover the strike price of the NQSO. The value of the shares withheld pursuant to the net settlement of NQSO exercises is the closing price of common stock of Ameriprise Financial, Inc. on the day prior to the date the relevant transaction occurs.

ITEM 6.  EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: May 1, 2013	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date: May 1, 2013	By	/s/ David K. Stewart
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

101*

The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL: (i) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (iv) Consolidated Statements of Equity for the three months ended March 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.

E-1