Form 10-Q
period 2013-06-30
AMERIPRISE FINANCIAL INC
filed 2013-07-31
CIK 820027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2013
Common Stock (par value $.01 per share)	197,850,182 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Management and financial advice fees	$1,294	$1,152	$2,538	$2,284
Distribution fees	448	396	882	798
Net investment income	451	472	940	1,003
Premiums	315	302	625	603
Other revenues	249	202	471	408
Total revenues	2,757	2,524	5,456	5,096
Banking and deposit interest expense	8	10	16	21
Total net revenues	2,749	2,514	5,440	5,075
Expenses
Distribution expenses	760	663	1,486	1,329
Interest credited to fixed accounts	198	209	396	415
Benefits, claims, losses and settlement expenses	490	409	899	914
Amortization of deferred acquisition costs	92	99	167	130
Interest and debt expense	60	72	126	141
General and administrative expense	747	763	1,477	1,525
Total expenses	2,347	2,215	4,551	4,454
Income from continuing operations before income tax provision	402	299	889	621
Income tax provision	120	128	241	201
Income from continuing operations	282	171	648	420
Loss from discontinued operations, net of tax	(1)	(1)	(2)	(2)
Net income	281	170	646	418
Less: Net loss attributable to noncontrolling interests	(40)	(53)	(10)	(49)
Net income attributable to Ameriprise Financial	$321	$223	$656	$467

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$1.57	$1.01	$3.18	$2.09
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income	$1.57	$1.01	$3.17	$2.08
Diluted
Income from continuing operations	$1.54	$0.99	$3.13	$2.05
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income	$1.54	$0.99	$3.12	$2.04

Cash dividends declared per common share	$0.52	$0.35	$0.97	$0.35

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(3)	$(14)	$(4)	$(19)
Portion of loss recognized in other comprehensive income (loss) (before taxes)	1	6	(1)	5
Net impairment losses recognized in net investment income	$(2)	$(8)	$(5)	$(14)

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$281	$170	$646	$418
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	(21)	(73)	10
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(661)	156	(802)	237
Reclassification of net securities losses included in net income	1	4	—	5
Impact on deferred acquisition costs, deferred sales inducement costs, benefit reserves and reinsurance recoverables	201	(59)	265	(62)
Total net unrealized gains (losses) on securities	(459)	101	(537)	180
Net unrealized gains on derivatives:
Net unrealized derivative gains arising during the period	—	—	—	10
Reclassification of net derivative gains included in net income	—	—	—	(1)
Total net unrealized gains on derivatives	—	—	—	9
Total other comprehensive income (loss), net of tax	(459)	80	(610)	199
Total comprehensive income (loss)	(178)	250	36	617
Less: Comprehensive loss attributable to noncontrolling interests	(40)	(64)	(51)	(41)
Comprehensive income (loss) attributable to Ameriprise Financial	$(138)	$314	$87	$658

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$2,331	$2,371
Cash of consolidated investment entities	1,046	579
Investments	35,388	36,877
Investments of consolidated investment entities, at fair value	4,579	4,370
Separate account assets	74,815	72,397
Receivables	4,583	4,220
Receivables of consolidated investment entities (includes $47 and $77, respectively, at fair value)	68	95
Deferred acquisition costs	2,506	2,399
Restricted and segregated cash and investments	2,241	2,538
Other assets	8,378	7,667
Other assets of consolidated investment entities, at fair value	1,323	1,216
Total assets	$137,258	$134,729

Liabilities and Equity
Liabilities:
Future policy benefits and claims	$30,088	$31,217
Separate account liabilities	74,815	72,397
Customer deposits	6,586	6,526
Short-term borrowings	501	501
Long-term debt	2,352	2,403
Debt of consolidated investment entities (includes $4,677 and $4,450, respectively, at fair value)	5,297	4,981
Accounts payable and accrued expenses	1,191	1,228
Accounts payable and accrued expenses of consolidated investment entities	107	96
Other liabilities	6,706	5,467
Other liabilities of consolidated investment entities (includes $603 and $166, respectively, at fair value)	633	201
Total liabilities	128,276	125,017

Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 314,623,268 and 309,399,529, respectively)	3	3
Additional paid-in capital	6,730	6,503
Retained earnings	6,831	6,381
Appropriated retained earnings of consolidated investment entities	299	336
Treasury shares, at cost (116,164,177 and 105,456,535 shares, respectively)	(6,148)	(5,325)
Accumulated other comprehensive income, net of tax	625	1,194
Total Ameriprise Financial, Inc. shareholders’ equity	8,340	9,092
Noncontrolling interests	642	620
Total equity	8,982	9,712
Total liabilities and equity	$137,258	$134,729

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in millions, except share data)

	Ameriprise Financial, Inc.
					Appropriated			Total
					Retained			Ameriprise
					Earnings of		Accumulated	Financial,
	Number of		Additional		Consolidated		Other	Inc.	Non-
	Outstanding	Common	Paid-In	Retained	Investment	Treasury	Comprehensive	Shareholders’	controlling
	Shares	Shares	Capital	Earnings	Entities	Shares	Income	Equity	Interests	Total

Balances at January 1, 2012	221,942,983	$3	$6,237	$5,603	$428	$(4,034)	$751	$8,988	$706	$9,694
Comprehensive income (loss):
Net income (loss)	—	—	—	467	—	—	—	467	(49)	418
Other comprehensive income, net of tax	—	—	—	—	—	—	191	191	8	199
Total comprehensive income (loss)								658	(41)	617
Net loss reclassified to appropriated retained earnings	—	—	—	—	(26)	—	—	(26)	26	—
Dividends to shareholders	—	—	—	(80)	—	—	—	(80)	—	(80)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	62	62
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(149)	(149)
Repurchase of common shares	(12,773,495)	—	—	—	—	(666)	—	(666)	—	(666)
Share-based compensation plans	3,517,445	—	50	—	—	89	—	139	4	143
Other	—	—	—	—	(8)	—	—	(8)	—	(8)
Balances at June 30, 2012	212,686,933	$3	$6,287	$5,990	$394	$(4,611)	$942	$9,005	$608	$9,613
Balances at January 1, 2013	203,942,994	$3	$6,503	$6,381	$336	$(5,325)	$1,194	$9,092	$620	$9,712
Comprehensive income (loss):
Net income (loss)	—	—	—	656	—	—	—	656	(10)	646
Other comprehensive loss, net of tax	—	—	—	—	—	—	(569)	(569)	(41)	(610)
Total comprehensive income (loss)								87	(51)	36
Net loss reclassified to appropriated retained earnings	—	—	—	—	(37)	—	—	(37)	37	—
Dividends to shareholders	—	—	—	(202)	—	—	—	(202)	—	(202)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	81	81
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(54)	(54)
Repurchase of common shares	(12,650,339)	—	—	—	—	(922)	—	(922)	—	(922)
Share-based compensation plans	7,166,436	—	227	(4)	—	99	—	322	9	331
Balances at June 30, 2013	198,459,091	$3	$6,730	$6,831	$299	$(6,148)	$625	$8,340	$642	$8,982

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$646	$418
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	116	110
Deferred income tax expense	18	5
Share-based compensation	71	66
Net realized investment gains	(5)	(7)
Net unrealized trading losses	—	1
Loss (income) and gain from sale of equity method investments	(25)	9
Other-than-temporary impairments and provision for loan losses	5	17
Net losses (gains) of consolidated investment entities	(9)	61
Changes in operating assets and liabilities:
Restricted and segregated cash and investments	215	62
Deferred acquisition costs	—	(26)
Other investments, net	1	15
Future policy benefits and claims, net	(812)	(190)
Derivatives, net of collateral	716	33
Receivables	(239)	(39)
Brokerage deposits	(147)	(68)
Accounts payable and accrued expenses	(23)	(71)
Cash held by consolidated investment entities	(456)	(81)
Investment properties of consolidated investment entities	(172)	(11)
Other operating assets and liabilities of consolidated investment entities, net	11	26
Other, net	(4)	138
Net cash provided by (used in) operating activities	(93)	468

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	269	150
Maturities, sinking fund payments and calls	2,455	2,335
Purchases	(2,391)	(2,367)
Proceeds from sales, maturities and repayments of commercial mortgage loans	151	135
Funding of commercial mortgage loans	(188)	(106)
Proceeds from sales of other investments	200	98
Purchase of other investments	(207)	(206)
Purchase of investments by consolidated investment entities	(1,501)	(909)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	1,837	1,150
Purchase of land, buildings, equipment and software	(38)	(99)
Change in consumer loans, net	91	(1)
Other, net	12	(7)
Net cash provided by investing activities	690	173

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(in millions)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	$1,105	$427
Maturities, withdrawals and cash surrenders	(899)	(472)
Change in other banking deposits	—	349
Policyholder and contractholder account values:
Consideration received	649	748
Net transfers to separate accounts	(44)	(24)
Surrenders and other benefits	(649)	(620)
Cash paid for purchased options with deferred premiums	(215)	(172)
Change in short-term borrowings, net	(1)	(7)
Dividends paid to shareholders	(197)	(139)
Repurchase of common shares	(807)	(666)
Exercise of stock options	74	45
Excess tax benefits from share-based compensation	77	28
Borrowings by consolidated investment entities	1,054	83
Repayments of debt by consolidated investment entities	(791)	(194)
Noncontrolling interests investments in subsidiaries	81	62
Distributions to noncontrolling interests	(54)	(149)
Other, net	(1)	(2)
Net cash used in financing activities	(618)	(703)
Effect of exchange rate changes on cash	(19)	2
Net decrease in cash and cash equivalents	(40)	(60)
Cash and cash equivalents at beginning of period	2,371	2,781
Cash and cash equivalents at end of period	$2,331	$2,721

Supplemental Disclosures:
Interest paid before consolidated investment entities	$90	$95
Income taxes paid, net	93	131
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	28	22

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

The Company has reclassified certain prior year amounts in the Consolidated Statements of Cash Flows within operating activities to provide more detail related to derivatives. The Company previously classified the change in freestanding derivatives hedging guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”) liabilities in the “Future policy benefits and claims” line, the change in all other freestanding derivatives in the “Other, net” line, and the change in derivatives collateral in the “Derivatives collateral, net” line within operating cash flows. The Company reclassified the changes in freestanding derivatives, as well as the change in derivatives collateral, to a new line titled “Derivatives, net of collateral” within operating cash flows.

The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. Except for the adjustment described below, all adjustments made were of a normal recurring nature.

In the second quarter of 2012, the Company made a correction for a tax item related to prior periods, which resulted in a $32 million decrease to net income attributable to Ameriprise Financial. The Company discovered it had received incomplete data from a third party service provider for securities lending activities that resulted in the miscalculation of the Company’s dividend received deduction and foreign tax credit, which resulted in an understatement of taxes payable and an overstatement of reported earnings in prior periods. Management determined that the effect of this correction was not material to the Consolidated Financial Statements for all prior periods. The Company resolved the data issue and stopped the securities lending that negatively impacted its tax position.

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

Future Adoption of New Accounting Standards

Income Taxes

In July 2013, the FASB updated the accounting standard for income taxes. The update provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard is effective for interim and annual periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.

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

For certain of the CDOs, the Company has determined that consolidation is required as it has power over the CDOs and holds a variable interest in the CDOs for which the Company has the potential to receive benefits or the potential obligation to absorb losses that are significant to the CDO. For other CDOs managed by the Company, the Company has determined that consolidation is not required as the Company does not hold a variable interest in the CDOs or it does hold a variable interest but does not have the potential to receive benefits or the potential obligation to absorb losses that are significant to the CDO.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Fair Value of Assets and Liabilities

The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 10 for the definition of the three levels of the fair value hierarchy.

The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$217	$3	$220
U.S. government and agencies obligations	4	—	—	4
Common stocks	117	32	16	165
Other structured investments	—	40	—	40
Syndicated loans	—	3,858	292	4,150
Total investments	121	4,147	311	4,579
Receivables	—	47	—	47
Other assets	—	1	1,322	1,323
Total assets at fair value	$121	$4,195	$1,633	$5,949
Liabilities
Debt	$—	$—	$4,677	$4,677
Other liabilities	—	603	—	603
Total liabilities at fair value	$—	$603	$4,677	$5,280

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$251	$3	$254
Common stocks	91	32	14	137
Other structured investments	—	57	—	57
Syndicated loans	—	3,720	202	3,922
Total investments	91	4,060	219	4,370
Receivables	—	77	—	77
Other assets	—	2	1,214	1,216
Total assets at fair value	$91	$4,139	$1,433	$5,663
Liabilities
Debt	$—	$—	$4,450	$4,450
Other liabilities	—	166	—	166
Total liabilities at fair value	$—	$166	$4,450	$4,616

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Corporate
	Debt	Common		Syndicated	Other
	Securities	Stocks		Loans	Assets		Debt
	(in millions)
Balance, April 1, 2013	$3	$8		$205	$1,176		$(4,595)
Total gains (losses) included in:
Net income	—	1	(1)	1 (2)	8	(2)	(61	)(1)
Other comprehensive loss	—	—		—	3		—
Purchases	1	—		117	144		—
Sales	(1)	(3)		(26)	(17)		—
Issues	—	—		—	—		(518)
Settlements	—	—		(20)	—		497
Transfers into Level 3	—	13		76	8		—
Transfers out of Level 3	—	(3)		(61)	—		—
Balance, June 30, 2013	$3	$16		$292	$1,322		$(4,677)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at June 30, 2013	$—	$(1	)(1)	$—	$12	(2)	$(34	)(1)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in other revenues in the Consolidated Statements of Operations.

	Corporate
	Debt	Common	Syndicated		Other
	Securities	Stocks	Loans		Assets		Debt
	(in millions)
Balance, April 1, 2012	$4	$8	$195		$1,035		$(4,769)
Total gains (losses) included in:
Net income	—	—	1	(1)	(25	)(2)	(16	)(1)
Other comprehensive income	—	—	—		(19)		—
Purchases	—	—	27		96		—
Sales	—	(2)	(2)		(7)		—
Settlements	—	—	(32)		—		59
Transfers into Level 3	—	12	41		—		—
Transfers out of Level 3	—	(6)	(61)		—		—
Balance, June 30, 2012	$4	$12	$169		$1,080		$(4,726)
Changes in unrealized losses included in income relating to assets and liabilities held at June 30, 2012	$—	$—	$(1	)(1)	$(27	)(2)	$(15	)(1)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in other revenues in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Corporate
	Debt	Common		Syndicated	Other
	Securities	Stocks		Loans	Assets		Debt
	(in millions)
Balance, January 1, 2013	$3	$14		$202	$1,214		$(4,450)
Total gains (losses) included in:
Net income	—	1	(1)	1 (1)	2	(2)	(88	)(1)
Other comprehensive loss	—	—		—	(74)		—
Purchases	1	—		193	195		—
Sales	(1)	(3)		(44)	(23)		—
Issues	—	—		—	—		(926)
Settlements	—	—		(33)	—		787
Transfers into Level 3	—	15		127	8		—
Transfers out of Level 3	—	(11)		(154)	—		—
Balance, June 30, 2013	$3	$16		$292	$1,322		$(4,677)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at June 30, 2013	—	(1	)(1)	1 (1)	7	(2)	(59	)(1)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in other revenues in the Consolidated Statements of Operations.

	Corporate
	Debt	Common		Syndicated		Other
	Securities	Stocks		Loans		Assets		Debt
	(in millions)
Balance, January 1, 2012	$4	$13		$342		$1,108		$(4,712)
Total gains (losses) included in:
Net income	—	(1	)(1)	4	(1)	(52	)(2)	(141	)(1)
Other comprehensive income	—	—		—		13		—
Purchases	—	6		34		108		—
Sales	—	(4)		(7)		(97)		—
Issues	—	—		—		—		—
Settlements	—	—		(62)		—		127
Transfers into Level 3	—	13		127		—		—
Transfers out of Level 3	—	(15)		(269)		—		—
Balance, June 30, 2012	$4	$12		$169		$1,080		$(4,726)
Changes in unrealized losses included in income relating to assets and liabilities held at June 30, 2012	$—	$—		$(1	)(1)	$(61	)(2)	$(140	)(1)

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities held by consolidated investment entities:

June 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(in millions)
Other assets	$1,313	Discounted cash flow/market comparables	Equivalent yield	4.3% - 14.6% (7.4%)
			Expected rental value (per square foot)	$4 - $289 ($29)

Debt	$4,677	Discounted cash flow	Annual default rate	2.5% - 4.5% (2.5%)
			Discount rate	1.2% - 32.0% (2.2%)
			Constant prepayment rate	5.0% - 10.0% (9.7%)
			Loss recovery	36.4% - 63.6% (62.4%)

December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(in millions)
Other assets	$1,214	Discounted cash flow/market comparables	Equivalent yield	4.1% - 12.9% (7.2%)
			Expected rental value (per square foot)	$4 - $309 ($32)

Debt	$4,450	Discounted cash flow	Annual default rate	2.5% - 4.5% (2.5%)
			Discount rate	1.6% - 30.0% (2.9%)
			Constant prepayment rate	5.0% - 10.0% (9.6%)
			Loss recovery	36.4% - 63.6% (62.0%)

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

See Note 10 for a description of the Company’s determination of the fair value of corporate debt securities, U.S. government and agencies obligations, common stocks and other structured investments.

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

Other assets of the consolidated CDO’s consist primarily of warrants. Warrants that are traded directly with the issuer are classified as Level 2 when the price is derived from observable market data. Warrants from an issuer whose securities are not priced in active markets are classified as Level 3.

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

The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	June 30, 2013	December 31, 2012
	(in millions)
Syndicated loans
Unpaid principal balance	$4,176	$4,023
Excess unpaid principal over fair value	(26)	(101)
Fair value	$4,150	$3,922

Fair value of loans more than 90 days past due	$5	$34
Fair value of loans in nonaccrual status	5	34
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	26	38

Debt
Unpaid principal balance	$4,855	$4,757
Excess unpaid principal over fair value	(178)	(307)
Fair value	$4,677	$4,450

Interest income from syndicated loans, bonds and structured investments is recorded based on contractual rates in net investment income. Gains and losses related to changes in the fair value of investments and gains and losses on sales of

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

investments are also recorded in net investment income. Interest expense on debt is recorded in interest and debt expense with gains and losses related to changes in the fair value of debt recorded in net investment income.

Total net losses recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $30 million and $35 million for the three months ended June 30, 2013 and 2012, respectively. Total net losses recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $9 million and $26 million for the six months ended June 30, 2013 and 2012, respectively. The majority of the syndicated loans and debt have floating rates; as such, changes in their fair values are primarily attributable to changes in credit spreads.

Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(in millions)
Debt of consolidated CDOs due 2016-2025	$4,677	$4,450	1.0%	0.9%
Floating rate revolving credit borrowings due 2014	285	309	2.6	2.6
Floating rate revolving credit borrowings due 2015	98	104	2.4	2.4
Floating rate revolving credit borrowings due 2017	111	118	4.5	4.5
Floating rate revolving credit borrowings due 2018	126	—	3.7	—
Total	$5,297	$4,981

The debt of the consolidated CDOs has both fixed and floating interest rates, which range from 0% to 13.2%. The interest rates on the debt of CDOs are weighted average rates based on the outstanding principal and contractual interest rates. The carrying value of the debt of the consolidated CDOs represents the fair value of the aggregate debt. The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt of certain consolidated pooled investment vehicles managed by Threadneedle. The fair value of this debt was $620 million and $531 million as of June 30, 2013 and December 31, 2012, respectively. The consolidated pooled investment vehicles have entered into interest rate swaps and collars to manage the interest rate exposure on the floating rate revolving credit borrowings. The fair value of these derivative instruments is recorded gross and was a liability of $12 million and $17 million at June 30, 2013 and December 31, 2012, respectively. The overall effective interest rate reflecting the impact of the derivative contracts was 4.5% and 4.8% as of June 30, 2013 and December 31, 2012, respectively.

4.  Investments

The following is a summary of Ameriprise Financial investments:

	June 30, 2013	December 31, 2012
	(in millions)
Available-for-Sale securities, at fair value	$30,018	$31,472
Mortgage loans, net	3,558	3,609
Policy and certificate loans	761	754
Other investments	1,051	1,042
Total	$35,388	$36,877

The following is a summary of net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Investment income on fixed maturities	$403	$454	$804	$911
Net realized gains (losses)	—	(5)	1	(7)
Affordable housing partnerships	(1)	(4)	(8)	(12)
Other	42	13	59	36
Consolidated investment entities	7	14	84	75
Total net investment income	$451	$472	$940	$1,003

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities distributed by type were as follows:

	June 30, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$16,366	$1,450	$(84)	$17,732	$2
Residential mortgage backed securities	5,411	173	(135)	5,449	(45)
Commercial mortgage backed securities	2,784	183	(9)	2,958	—
Asset backed securities	1,351	60	(6)	1,405	—
State and municipal obligations	2,071	136	(56)	2,151	—
U.S. government and agencies obligations	47	7	—	54	—
Foreign government bonds and obligations	241	18	(5)	254	—
Common stocks	7	8	—	15	3
Total	$28,278	$2,035	$(295)	$30,018	$(40)

	December 31, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$16,628	$2,196	$(9)	$18,815	$—
Residential mortgage backed securities	5,280	261	(112)	5,429	(58)
Commercial mortgage backed securities	3,120	299	—	3,419	—
Asset backed securities	1,204	75	(4)	1,275	—
State and municipal obligations	2,034	241	(36)	2,239	—
U.S. government and agencies obligations	49	9	—	58	—
Foreign government bonds and obligations	188	36	—	224	—
Common stocks	7	6	—	13	2
Total	$28,510	$3,123	$(161)	$31,472	$(56)

(1)  Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

At June 30, 2013 and December 31, 2012, fixed maturity securities comprised approximately 85% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At June 30, 2013 and December 31, 2012, the Company’s internal analysts rated $1.5 billion and $1.7 billion, respectively, of securities using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	June 30, 2013			December 31, 2012
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$7,211	$7,501	25%	$7,462	$8,021	26%
AA	1,720	1,871	6	1,620	1,827	6
A	5,642	6,042	20	5,456	6,069	19
BBB	11,663	12,632	42	11,939	13,575	43
Below investment grade	2,035	1,957	7	2,026	1,967	6
Total fixed maturities	$28,271	$30,003	100%	$28,503	$31,459	100%

At June 30, 2013 and December 31, 2012, approximately 38% and 35%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2013
	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in millions, except number of securities)
Corporate debt securities	185	$2,582	$(78)	3	$52	$(6)	188	$2,634	$(84)
Residential mortgage backed securities	110	1,797	(51)	111	518	(84)	221	2,315	(135)
Commercial mortgage backed securities	24	240	(9)	1	1	—	25	241	(9)
Asset backed securities	29	384	(5)	3	21	(1)	32	405	(6)
State and municipal obligations	123	321	(25)	7	112	(31)	130	433	(56)
Foreign government bonds and obligations	25	93	(5)	—	—	—	25	93	(5)
Total	496	$5,417	$(173)	125	$704	$(122)	621	$6,121	$(295)

	December 31, 2012
	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(in millions, except number of securities)
Corporate debt securities	76	$801	$(6)	6	$70	$(3)	82	$871	$(9)
Residential mortgage backed securities	22	408	(5)	134	658	(107)	156	1,066	(112)
Asset backed securities	9	108	(1)	5	86	(3)	14	194	(4)
State and municipal obligations	13	34	(1)	8	113	(35)	21	147	(36)
Total	120	$1,351	$(13)	153	$927	$(148)	273	$2,278	$(161)

As part of Ameriprise Financial’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to movement in interest rates.

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Beginning balance	$165	$306	$176	$303
Credit losses for which an other-than-temporary impairment was not previously recognized	—	1	—	1
Credit losses for which an other-than-temporary impairment was previously recognized	2	8	4	13
Reductions for securities sold during the period (realized)	(10)	(21)	(23)	(23)
Ending balance	$157	$294	$157	$294

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the net unrealized securities gains on Available-for-Sale securities included in accumulated other comprehensive income:

			Accumulated Other
			Comprehensive
	Net Unrealized		Income Related
	Securities	Deferred	to Net Unrealized
	Gains	Income Tax	Securities Gains
	(in millions)
Balance at January 1, 2012	$1,350	$(467)	$883
Net unrealized securities gains arising during the period (1)	369	(132)	237
Reclassification of net securities losses included in net income	7	(2)	5
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(95)	33	(62)
Balance at June 30, 2012	$1,631	$(568)	$1,063	(2)

Balance at January 1, 2013	$2,017	$(705)	$1,312
Net unrealized securities losses arising during the period (1)	(1,222)	420	(802)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	407	(142)	265
Balance at June 30, 2013	$1,202	$(427)	$775	(2)

(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.

(2) Includes $12 million and $69 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at June 30, 2013 and 2012, respectively.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Gross realized gains	$3	$3	$7	$8
Gross realized losses	(2)	—	(2)	(1)
Other-than-temporary impairments	(2)	(8)	(5)	(14)
Total	$(1)	$(5)	$—	$(7)

Other-than-temporary impairments for the three months and six months ended June 30, 2013 and 2012 primarily related to credit losses on non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity at June 30, 2013 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,629	$1,658
Due after one year through five years	5,769	6,094
Due after five years through 10 years	6,704	7,230
Due after 10 years	4,623	5,209
	18,725	20,191
Residential mortgage backed securities	5,411	5,449
Commercial mortgage backed securities	2,784	2,958
Asset backed securities	1,351	1,405
Common stocks	7	15
Total	$28,278	$30,018

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

5.  Financing Receivables

The Company’s financing receivables include commercial mortgage loans, syndicated loans, consumer loans, policy loans, certificate loans and margin loans. Commercial mortgage loans, syndicated loans, consumer loans, policy loans and certificate loans are reflected in investments. Margin loans are recorded in receivables. Policy and certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy and certificate loans, the Company does not record an allowance for loan losses. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As there is minimal risk of loss related to margin loans, the allowance for loan losses is immaterial.

Allowance for Loan Losses

The following tables present a rollforward of the allowance for loan losses for the six months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	June 30, 2013
	Commercial
	Mortgage	Syndicated	Consumer
	Loans	Loans	Loans	Total
	(in millions)
Beginning balance	$29	$7	$8	$44
Charge-offs	—	(1)	(1)	(2)
Ending balance	$29	$6	$7	$42
Individually evaluated for impairment	$8	$—	$1	$9
Collectively evaluated for impairment	21	6	6	33

	June 30, 2012
	Commercial
	Mortgage	Syndicated	Consumer
	Loans	Loans	Loans	Total
	(in millions)
Beginning balance	$35	$9	$16	$60
Charge-offs	(2)	(2)	(5)	(9)
Recoveries	—	—	1	1
Provisions	—	—	3	3
Ending balance	$33	$7	$15	$55
Individually evaluated for impairment	$10	$1	$2	$13
Collectively evaluated for impairment	23	6	13	42

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	June 30, 2013
	Commercial
	Mortgage	Syndicated	Consumer
	Loans	Loans	Loans	Total
	(in millions)
Individually evaluated for impairment	$58	$4	$7	$69
Collectively evaluated for impairment	2,584	305	970	3,859
Total	$2,642	$309	$977	$3,928

	December 31, 2012
	Commercial
	Mortgage	Syndicated	Consumer
	Loans	Loans	Loans	Total
	(in millions)
Individually evaluated for impairment	$44	$2	$8	$54
Collectively evaluated for impairment	2,562	335	1,061	3,958
Total	$2,606	$337	$1,069	$4,012

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of June 30, 2013 and December 31, 2012, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $18 million and $17 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.

Purchases and sales of loans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Purchases
Consumer loans	$—	$—	$—	$51
Syndicated loans	37	24	59	53
Total loans purchased	$37	$24	$59	$104

Sales
Consumer loans	$—	$58	$—	$121
Syndicated loans	1	—	2	—
Total loans sold	$1	$58	$2	$121

The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $21 million and $7 million as of June 30, 2013 and December 31, 2012, respectively. All other loans were considered to be performing.

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 2% of total commercial mortgage loans at both June 30, 2013 and December 31, 2012. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(in millions)
East North Central	$258	$260	10%	10%
East South Central	70	66	3	3
Middle Atlantic	207	207	8	8
Mountain	270	272	10	10
New England	145	146	5	6
Pacific	626	597	24	23
South Atlantic	670	661	25	25
West North Central	223	232	8	9
West South Central	173	165	7	6
	2,642	2,606	100%	100%
Less: allowance for loan losses	29	29
Total	$2,613	$2,577

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(in millions)
Apartments	$473	$450	18%	17%
Hotel	28	36	1	1
Industrial	467	474	18	18
Mixed use	33	42	1	2
Office	593	610	22	24
Retail	897	858	34	33
Other	151	136	6	5
	2,642	2,606	100%	100%
Less: allowance for loan losses	29	29
Total	$2,613	$2,577

Syndicated Loans

The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both June 30, 2013 and December 31, 2012 were $3 million.

Consumer Loans

The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration in determining the allowance for loan losses for consumer loans. At a minimum, management updates FICO scores and LTV ratios semiannually.

As of both June 30, 2013 and December 31, 2012, approximately 5% of consumer loans had FICO scores below 640. At June 30, 2013 and December 31, 2012, approximately 2% and 8%, respectively, of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for consumer loans is in California representing 38% of the portfolio as of both June 30, 2013 and December 31, 2012. No other state represents more than 10% of the total consumer loan portfolio.

Troubled Debt Restructurings

The following table presents the number of loans restructured by the Company during the period and their recorded investment at the end of the period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Number	Recorded	Number	Recorded	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment	of Loans	Investment	of Loans	Investment
	(in millions, except number of loans)
Commercial mortgage loans	4	$10	1	$1	4	$10	1	$1
Syndicated loans	1	—	—	—	1	—	2	2
Consumer bank loans	4	—	13	—	9	—	39	—
Total	9	$10	14	$1	14	$10	42	$3

The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and six months ended June 30, 2013 and 2012. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

6.  Deferred Acquisition Costs and Deferred Sales Inducement Costs

The balances of and changes in DAC were as follows:

	2013	2012
	(in millions)
Balance at January 1	$2,399	$2,440
Capitalization of acquisition costs	167	156
Amortization	(167)	(130)
Impact of change in net unrealized securities losses (gains)	107	(35)
Balance at June 30	$2,506	$2,431

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2013	2012
	(in millions)
Balance at January 1	$404	$464
Capitalization of sales inducement costs	3	4
Amortization	(30)	(22)
Impact of change in net unrealized securities losses (gains)	15	(6)
Balance at June 30	$392	$440

7.  Future Policy Benefits and Claims and Separate Account Liabilities

Future policy benefits and claims consisted of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Fixed annuities	$15,649	$16,075
Equity indexed annuity (“EIA”) accumulated host values	27	31
EIA embedded derivatives	3	2
Variable annuity fixed sub-accounts	4,861	4,843
Variable annuity GMWB	84	799
Variable annuity GMAB	14	103
Other variable annuity guarantees	14	13
Total annuities	20,652	21,866
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,800	2,760
Indexed universal life (“IUL”) accumulated host values	97	59
IUL embedded derivatives	76	45
VUL/UL insurance additional liabilities	281	294
Other life, disability income and long term care insurance	5,615	5,646
Auto, home and other insurance	430	415
Policy claims and other policyholders’ funds	137	132
Total	$30,088	$31,217

Separate account liabilities consisted of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Variable annuity variable sub-accounts	$65,479	$63,302
VUL insurance variable sub-accounts	6,308	6,051
Other insurance variable sub-accounts	41	42
Threadneedle investment liabilities	2,987	3,002
Total	$74,815	$72,397

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

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	June 30, 2013				December 31, 2012
Variable Annuity Guarantees by Benefit Type(1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$48,065	$46,279	$62	63	$45,697	$43,942	$61	63
Five/six-year reset	11,018	8,498	77	63	11,233	8,722	115	63
One-year ratchet	7,346	6,927	103	65	7,367	6,933	106	65
Five-year ratchet	1,661	1,606	4	62	1,616	1,563	3	61
Other	982	958	57	68	912	885	62	68
Total — GMDB	$69,072	$64,268	$303	63	$66,825	$62,045	$347	63

GGU death benefit	$980	$928	$102	64	$958	$907	$93	63

GMIB	$411	$387	$59	66	$425	$399	$72	66

GMWB:
GMWB	$3,828	$3,812	$48	67	$3,898	$3,880	$34	66
GMWB for life	30,634	30,488	453	64	28,588	28,462	263	64
Total — GMWB	$34,462	$34,300	$501	64	$32,486	$32,342	$297	64
GMAB	$3,888	$3,874	$5	57	$3,773	$3,762	$5	57

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

Changes in additional liabilities for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Balance at January 1, 2012	$5	$9	$1,377	$237	$111
Incurred claims	2	—	(119)	(57)	33
Paid claims	(5)	(1)	—	—	(5)
Balance at June 30, 2012	$2	$8	$1,258	$180	$139

Balance at January 1, 2013	$4	$9	$799	$103	$155
Incurred claims	3	—	(715)	(89)	36
Paid claims	(2)	—	—	—	(7)
Balance at June 30, 2013	$5	$9	$84	$14	$184

The liabilities for guaranteed benefits are supported by general account assets.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	June 30, 2013	December 31, 2012
	(in millions)
Mutual funds:
Equity	$32,886	$32,054
Bond	25,495	26,165
Other	5,993	3,991
Total mutual funds	$64,374	$62,210

9.  Debt

The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance				Stated Interest Rate
	June 30,		December 31,		June 30,	December 31,
	2013		2012		2013	2012
	(in millions)
Long-term debt:
Senior notes due 2015	$739	(1)	$750	(1)	5.7%	5.7%
Senior notes due 2019	331	(1)	347	(1)	7.3	7.3
Senior notes due 2020	788	(1)	812	(1)	5.3	5.3
Senior notes due 2039	200		200		7.8	7.8
Junior subordinated notes due 2066	294		294		7.5	7.5
Total long-term debt	2,352		2,403

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	300		—		0.3	—
Repurchase agreements	201		501		0.4	0.4
Total short-term borrowings	501		501
Total	$2,853		$2,904

(1)  Amounts include adjustments for fair value hedges on the Company’s long-term debt and any unamortized discounts. See Note 12 for information on the Company’s fair value hedges.

On November 22, 2011, the Company entered into a credit agreement for $500 million expiring on November 22, 2015. Under the terms of the agreement, the Company may increase the amount of this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under the agreement are reduced by any outstanding letters of credit. The Company had no borrowings outstanding under this facility and outstanding letters of credit issued against this facility were $2 million as of both June 30, 2013 and December 31, 2012.

The Company’s junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants at both June 30, 2013 and December 31, 2012.

Short-term Borrowings

The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings. The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $209 million and $518 million at June 30, 2013 and December 31, 2012, respectively. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.

The Company’s insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $376 million at June 30, 2013. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.

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

Level 3              Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$18	$1,718	$—	$1,736
Available-for-Sale securities:
Corporate debt securities	—	16,065	1,667	17,732
Residential mortgage backed securities	—	5,380	69	5,449
Commercial mortgage backed securities	—	2,748	210	2,958
Asset backed securities	—	1,191	214	1,405
State and municipal obligations	—	2,151	—	2,151
U.S. government and agencies obligations	17	37	—	54
Foreign government bonds and obligations	—	254	—	254
Common stocks	4	6	5	15
Total Available-for-Sale securities	21	27,832	2,165	30,018
Trading securities	3	21	—	24
Separate account assets	—	74,815	—	74,815
Other assets:
Interest rate derivative contracts	—	1,754	—	1,754
Equity derivative contracts	326	1,152	—	1,478
Credit derivative contracts	—	7	—	7
Foreign currency derivative contracts	—	4	—	4
Commodity derivative contracts	—	2	—	2
Total other assets	326	2,919	—	3,245
Total assets at fair value	$368	$107,305	$2,165	$109,838

Liabilities
Future policy benefits and claims:
EIA embedded derivatives	$—	$3	$—	$3
IUL embedded derivatives	—	—	76	76
GMWB and GMAB embedded derivatives	—	—	11	11
Total future policy benefits and claims	—	3	87	90	(1)
Customer deposits	—	8	—	8
Other liabilities:
Interest rate derivative contracts	—	1,483	—	1,483
Equity derivative contracts	268	1,878	—	2,146
Foreign currency derivative contracts	1	—	—	1
Other	1	13	—	14
Total other liabilities	270	3,374	—	3,644
Total liabilities at fair value	$270	$3,385	$87	$3,742

(1) The Company’s adjustment for nonperformance risk resulted in a $263 million cumulative decrease to the embedded derivative liability.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$18	$1,539	$—	$1,557
Available-for-Sale securities:
Corporate debt securities	—	17,051	1,764	18,815
Residential mortgage backed securities	—	5,145	284	5,429
Commercial mortgage backed securities	—	3,213	206	3,419
Asset backed securities	—	1,097	178	1,275
State and municipal obligations	—	2,239	—	2,239
U.S. government and agencies obligations	19	39	—	58
Foreign government bonds and obligations	—	224	—	224
Common stocks	3	4	6	13
Total Available-for-Sale securities	22	29,012	2,438	31,472
Trading securities	1	24	—	25
Separate account assets	—	72,397	—	72,397
Other assets:
Interest rate derivative contracts	—	2,358	—	2,358
Equity derivative contracts	285	973	—	1,258
Foreign currency derivative contracts	—	6	—	6
Commodity derivative contracts	—	1	—	1
Total other assets	285	3,338	—	3,623
Total assets at fair value	$326	$106,310	$2,438	$109,074

Liabilities
Future policy benefits and claims:
EIA embedded derivatives	$—	$2	$—	$2
IUL embedded derivatives	—	—	45	45
GMWB and GMAB embedded derivatives	—	—	833	833
Total future policy benefits and claims	—	2	878	880	(1)
Customer deposits	—	8	—	8
Other liabilities:
Interest rate derivative contracts	—	1,486	—	1,486
Equity derivative contracts	258	1,565	—	1,823
Foreign currency derivative contracts	1	—	—	1
Other	1	3	—	4
Total other liabilities	260	3,054	—	3,314
Total liabilities at fair value	$260	$3,064	$878	$4,202

(1) The Company’s adjustment for nonperformance risk resulted in a $398 million cumulative decrease to the embedded derivative liability.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities							Future Policy Benefits and Claims
		Residential	Commercial							GMWB
	Corporate	Mortgage	Mortgage	Asset				IUL		and GMAB
	Debt	Backed	Backed	Backed	Common			Embedded		Embedded
	Securities	Securities	Securities	Securities	Stocks	Total		Derivatives		Derivatives	Total
	(in millions)
Balance, April 1, 2013	$1,764	$8	$204	$321	$5	$2,302		$(61)		$(266)	$(327)
Total gains (losses) included in:
Net income	(1)	—	—	—	—	(1	)(1)	(2	)(2)	306 (3)	304
Other comprehensive loss	(37)	—	(4)	2	—	(39)		—		—	—
Purchases	20	62	10	32	—	124		—		—	—
Sales	—	—	—	—	—	—		—		—	—
Issues	—	—	—	—	—	—		(13)		(53)	(66)
Settlements	(79)	(1)	—	(1)	—	(81)		—		2	2
Transfers into Level 3	—	—	—	8	—	8		—		—	—
Transfers out of Level 3	—	—	—	(148)	—	(148)		—		—	—
Balance, June 30, 2013	$1,667	$69	$210	$214	$5	$2,165		$(76)		$(11)	$(87)

Changes in unrealized gains (losses) relating to assets and liabilities held at June 30, 2013 included in:
Net investment income	$(1)	$—	$—	$—	$—	$(1)		$—		$—	$—
Interest credited to fixed accounts	—	—	—	—	—	—		(2)		—	(2)
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—		299	299

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.

(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

	Available-for-Sale Securities							Future Policy Benefits and Claims:
		Residential	Commercial					GMWB
	Corporate	Mortgage	Mortgage	Asset				and GMAB
	Debt	Backed	Backed	Backed	Common			Embedded
	Securities	Securities	Securities	Securities	Stocks	Total		Derivatives
	(in millions)
Balance, April 1, 2012	$1,422	$241	$89	$191	$6	$1,949		$(840)
Total gains (losses) included in:
Net income	—	(8)	—	1	—	(7	)(1)	(528	)(2)
Other comprehensive income	1	11	—	—	—	12		—
Purchases	95	22	7	—	—	124		—
Sales	—	—	—	—	—	—		—
Issues	—	—	—	—	—	—		(43)
Settlements	(43)	(16)	—	(7)	—	(66)		5
Transfers into Level 3	10	16	—	—	—	26		—
Transfers out of Level 3	—	(28)	(27)	—	(1)	(56)		—
Balance, June 30, 2012	$1,485	$238	$69	$185	$5	$1,982		$(1,406)

Changes in unrealized losses relating to assets and liabilities held at June 30, 2012 included in:
Net investment income	$—	$(8)	$—	$—	$—	$(8)		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		(535)

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities						Future Policy Benefits and Claims
		Residential	Commercial						GMWB
	Corporate	Mortgage	Mortgage	Asset			IUL		and GMAB
	Debt	Backed	Backed	Backed	Common		Embedded		Embedded
	Securities	Securities	Securities	Securities	Stocks	Total	Derivatives		Derivatives	Total
	(in millions)
Balance, January 1, 2013	$1,764	$284	$206	$178	$6	$2,438	$(45)		$(833)	$(878)
Total gains (losses) included in:
Net income	(1)	—	—	1	—	— (1)	(6	)(2)	924 (3)	918
Other comprehensive loss	(37)	—	(6)	7	—	(36)	—		—	—
Purchases	74	62	10	171	—	317	—		—	—
Sales	—	—	—	—	—	—	—		—	—
Issues	—	—	—	—	—	—	(25)		(103)	(128)
Settlements	(133)	(1)	—	(3)	—	(137)	—		1	1
Transfers into Level 3	—	—	—	8	—	8	—		—	—
Transfers out of Level 3	—	(276)	—	(148)	(1)	(425)	—		—	—
Balance, June 30, 2013	$1,667	$69	$210	$214	$5	$2,165	$(76)		$(11)	$(87)

Changes in unrealized gains (losses) relating to assets and liabilities held at June 30, 2013 included in:
Net investment income	$(1)	$—	$—	$1	$—	$—	$—		$—	$—
Interest credited to fixed accounts	—	—	—	—	—	—	(6)		—	(6)
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	—		908	908

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.

(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

	Available-for-Sale Securities							Future Policy Benefits and Claims:
		Residential	Commercial					GMWB
	Corporate	Mortgage	Mortgage	Asset				and GMAB
	Debt	Backed	Backed	Backed	Common			Embedded
	Securities	Securities	Securities	Securities	Stocks	Total		Derivatives
	(in millions)
Balance, January 1, 2012	$1,355	$215	$50	$189	$5	$1,814		$(1,585)
Total gains (losses) included in:
Net income	—	(14)	—	1	—	(13	)(1)	256 (2)
Other comprehensive income	5	28	2	1	—	36		—
Purchases	210	45	9	—	1	265		—
Sales	—	—	—	—	—	—		—
Issues	—	—	—	—	—	—		(82)
Settlements	(95)	(30)	(2)	(13)	—	(140)		5
Transfers into Level 3	10	22	37	7	—	76		—
Transfers out of Level 3	—	(28)	(27)	—	(1)	(56)		—
Balance, June 30, 2012	$1,485	$238	$69	$185	$5	$1,982		$(1,406)

Changes in unrealized gains (losses) relating to assets and liabilities held at June 30, 2012 included in:
Net investment income	$—	$(13)	$—	$—	$—	$(13)		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		234

(1) Included in net investment income in the Consolidated Statements of Operations.

(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(28) million and $119 million, net of DAC, DSIC and unearned revenue amortization and the reinsurance accrual, for the three months ended June 30, 2013 and 2012, respectively. The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(90) million and $6 million, net of DAC, DSIC and unearned revenue amortization and the reinsurance accrual, for the six months ended June 30, 2013 and 2012, respectively.

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

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	June 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in millions)
Corporate debt securities (private placements)	$1,617	Discounted cash flow	Yield/spread to U.S. Treasuries	0.5% - 5.8% (1.9%)

IUL embedded derivatives	$76	Discounted cash flow	Nonperformance risk (3)	96 bps

GMWB and GMAB embedded derivatives	$11	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0% - 56.4%
			Surrender rate	0% - 56.3%
			Market volatility (2)	5.5% - 21.2%
			Nonperformance risk (3)	96 bps

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in millions)
Corporate debt securities (private placements)	$1,712	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1% - 8.5% (2.1%)

IUL embedded derivatives	$45	Discounted cash flow	Nonperformance risk (3)	97 bps

GMWB and GMAB embedded derivatives	$833	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0% - 56.4%
			Surrender rate	0% - 56.3%
			Market volatility (2)	5.6% - 21.2%
			Nonperformance risk (3)	97 bps

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

Significant increases (decreases) in nonperformance risk used in the fair value measurement of the IUL embedded derivatives in isolation would result in a significantly lower (higher) fair value measurement.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Other Assets

Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets are generally measured using pricing models with market observable inputs such as interest rates

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at June 30, 2013 and December 31, 2012. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.

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

The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its EIA and IUL products. Significant inputs to the EIA calculation include observable interest rates, volatilities and equity index levels and, therefore, are classified as Level 2. The fair value of the IUL embedded derivatives includes significant observable interest rates, volatilities and equity index levels and the significant unobservable estimate of the Company’s nonperformance risk. Given the significance of the nonperformance risk assumption to the fair value of the liability, the IUL embedded derivatives are classified as Level 3. The embedded derivative liabilities attributable to these provisions are recorded in future policy benefits and claims.

The Company’s Corporate Actuarial Department calculates the fair value of the embedded derivatives on a monthly basis. During this process, control checks are performed to validate the completeness of the data. Actuarial management approves various components of the valuation along with the final results. The change in the fair value of the embedded derivatives is reviewed monthly with senior management. The Level 3 inputs into the valuation are consistent with the pricing assumptions and updated as experience develops. Significant unobservable inputs that reflect policyholder behavior are reviewed quarterly along with other valuation assumptions.

Customer Deposits

The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its stock market certificates. The inputs to these calculations are primarily market observable and include interest rates, volatilities and equity index levels. As a result, these measurements are classified as Level 2.

Other Liabilities

Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at June 30, 2013 and December 31, 2012. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.

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

	June 30, 2013
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,558	$—	$—	$3,566	$3,566
Policy and certificate loans	761	—	1	753	754
Receivables	1,198	211	985	7	1,203
Restricted and segregated cash	2,241	2,241	—	—	2,241
Other investments and assets	364	—	300	65	365

Financial Liabilities
Future policy benefits and claims	$14,389	$—	$—	$14,972	$14,972
Investment certificate reserves	3,700	—	—	3,392	3,392
Brokerage customer deposits	2,878	2,878	—	—	2,878
Separate account liabilities	3,358	—	3,358	—	3,358
Debt and other liabilities	3,097	240	3,033	112	3,385

	December 31, 2012
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,609	$—	$—	$3,694	$3,694
Policy and certificate loans	754	—	2	725	727
Receivables	1,067	135	926	12	1,073
Restricted and segregated cash	2,538	2,538	—	—	2,538
Other investments and assets	390	—	333	60	393
Financial Liabilities
Future policy benefits and claims	$14,701	$—	$—	$15,982	$15,982
Investment certificate reserves	3,494	—	—	3,494	3,494
Brokerage customer deposits	3,024	3,024	—	—	3,024
Separate account liabilities	3,362	—	3,362	—	3,362
Debt and other liabilities	3,033	145	3,109	142	3,396

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

11.  Offsetting Assets and Liabilities

Certain financial instruments and derivative instruments are eligible for offset in the Consolidated Balance Sheets under GAAP. The Company’s derivative instruments, repurchase agreements and securities borrowing and lending agreements are subject to master netting arrangements and collateral arrangements and meet the GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. Securities borrowed and loaned result from transactions between the Company’s broker dealer subsidiary and other financial institutions and are recorded at the amount of cash collateral advanced or received. The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	June 30, 2013
		Gross	Amounts
	Gross	Amounts	of Assets	Gross Amounts Not Offset
	Amounts of	Offset in the	Presented in	in the Consolidated Balance Sheets
	Recognized	Consolidated	the Consolidated	Financial	Cash	Securities	Net
	Assets	Balance Sheets	Balance Sheets	Instruments (1)	Collateral	Collateral	Amount
	(in millions)
Derivatives:
OTC	$3,135	$—	$3,135	$(2,807)	$(236)	$(55)	$37
Exchange-traded	110	—	110	—	—	—	110
Total derivatives	3,245	—	3,245	(2,807)	(236)	(55)	147
Securities borrowed	211	—	211	(60)	(151)	—	—
Total	$3,456	$—	$3,456	$(2,867)	$(387)	$(55)	$147

	December 31, 2012
		Gross	Amounts
	Gross	Amounts	of Assets	Gross Amounts Not Offset
	Amounts of	Offset in the	Presented in	in the Consolidated Balance Sheets
	Recognized	Consolidated	the Consolidated	Financial	Cash	Securities	Net
	Assets	Balance Sheets	Balance Sheets	Instruments (1)	Collateral	Collateral	Amount
	(in millions)
Derivatives:
OTC	$3,527	$—	$3,527	$(2,706)	$(428)	$(355)	$38
Exchange-traded	96	—	96	—	—	—	96
Total derivatives	3,623	—	3,623	(2,706)	(428)	(355)	134
Securities borrowed	135	—	135	(67)	(68)	—	—
Total	$3,758	$—	$3,758	$(2,773)	$(496)	$(355)	$134

(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	June 30, 2013
		Gross	Amounts
	Gross	Amounts	of Liabilities	Gross Amounts Not Offset
	Amounts of	Offset in the	Presented in	in the Consolidated Balance Sheets
	Recognized	Consolidated	the Consolidated	Financial	Cash	Securities	Net
	Liabilities	Balance Sheets	Balance Sheets	Instruments (1)	Collateral	Collateral	Amount
	(in millions)
OTC derivatives	$3,630	$—	$3,630	$(2,807)	$(6)	$(811)	$6
Securities loaned	240	—	240	(60)	(180)	—	—
Repurchase agreements	201	—	201	—	—	(201)	—
Total	$4,071	$—	$4,071	$(2,867)	$(186)	$(1,012)	$6

	December 31, 2012
		Gross	Amounts
	Gross	Amounts	of Liabilities	Gross Amounts Not Offset
	Amounts of	Offset in the	Presented in	in the Consolidated Balance Sheets
	Recognized	Consolidated	the Consolidated	Financial	Cash	Securities	Net
	Liabilities	Balance Sheets	Balance Sheets	Instruments (1)	Collateral	Collateral	Amount
	(in millions)
OTC derivatives	$3,310	$—	$3,310	$(2,706)	$(67)	$(531)	$6
Securities loaned	145	—	145	(67)	(78)	—	—
Repurchase agreements	501	—	501	—	—	(501)	—
Total	$3,956	$—	$3,956	$(2,773)	$(145)	$(1,032)	$6

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

	June 30, 2013	December 31, 2012
	(in millions)
Fair value of OTC derivative liabilities after application of master netting agreements and cash collateral	$817	$537
Fair value of embedded derivative liabilities	98	888
Fair value of CIE derivative liabilities	12	17
Fair value of derivative liabilities after application of master netting agreements and cash collateral	$927	$1,442

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
Derivatives designated as	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
hedging instruments	Location	2013	2012	Location	2013	2012
		(in millions)			(in millions)
Fair value hedges
Fixed rate debt	Other assets	$116	$167	Other liabilities	$—	$—
Total qualifying hedges		116	167		—	—

Derivatives not designated as hedging instruments
GMWB and GMAB
Interest rate contracts	Other assets	1,638	2,191	Other liabilities	1,483	1,486
Equity contracts	Other assets	1,404	1,215	Other liabilities	2,090	1,792
Credit contracts	Other assets	7	—	Other liabilities	—	—
Foreign currency contracts	Other assets	4	6	Other liabilities	—	—
Embedded derivatives (1)	N/A	—	—	Future policy benefits and claims	11	833
Total GMWB and GMAB		3,053	3,412		3,584	4,111
Other derivatives:
Equity
EIA embedded derivatives	N/A	—	—	Future policy benefits and claims	3	2
IUL	Other assets	16	6	Other liabilities	6	1
IUL embedded derivatives	N/A	—	—	Future policy benefits and claims	76	45
Stock market certificates	Other assets	58	37	Other liabilities	50	30
Stock market certificates embedded derivatives	N/A	—	—	Customer deposits	8	8
Foreign exchange
Foreign currency	Other assets	—	—	Other liabilities	1	1
Commodity
Seed money	Other assets	2	1	Other liabilities	—	—
Total other		76	44		144	87
Total non-designated hedges		3,129	3,456		3,728	4,198
Total derivatives		$3,245	$3,623		$3,728	$4,198

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

		Amount of Gain (Loss) on
		Derivatives Recognized in Income
		Three Months Ended		Six Months Ended
Derivatives not designated as	Location of Gain (Loss) on	June 30,		June 30,
hedging instruments	Derivatives Recognized in Income	2013	2012	2013	2012
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$(380)	$328	$(512)	$103
Equity contracts	Benefits, claims, losses and settlement expenses	12	188	(480)	(507)
Credit contracts	Benefits, claims, losses and settlement expenses	8	1	8	(2)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	2	(3)	7	1
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	255	(566)	822	179
Total GMWB and GMAB		(103)	(52)	(155)	(226)
Other derivatives:
Interest
Seed money	Net investment income	2	—	2	—
Equity
IUL	Interest credited to fixed accounts	2	—	6	—
IUL embedded derivatives	Interest credited to fixed accounts	2	—	5	—
EIA	Interest credited to fixed accounts	—	—	1	1
EIA embedded derivatives	Interest credited to fixed accounts	—	—	(1)	—
Stock market certificates	Banking and deposit interest expense	1	(1)	4	4
Stock market certificates embedded derivatives	Banking and deposit interest expense	(1)	1	(4)	(3)
Seed money	Net investment income	(2)	2	(8)	(3)
Ameriprise Financial
Franchise Advisor Deferred
Compensation Plan	Distribution expenses	—	(2)	—	1
Deferred Compensation	Distribution expenses	1	—	2	—
Foreign exchange
Foreign currency	Net investment income	(3)	(1)	(3)	—
Commodity
Seed money	Net investment income	1	—	1	—
Total other		3	(1)	5	—
Total derivatives		$(100)	$(53)	$(150)	$(226)

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

Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps, variance swaps and credit default swaps. At June 30, 2013 and December 31, 2012, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $153.5 billion and $142.1 billion, respectively.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2013(1)	$182	$29
2014	343	58
2015	316	56
2016	286	49
2017	236	43
2018-2027	778	107

(1) 2013 amounts represent the amounts payable and receivable for the period from July 1, 2013 to December 31, 2013.

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

EIA, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $1.4 billion and $1.3 billion at June 30, 2013 and December 31, 2012, respectively.

The Company enters into forward contracts, futures and commodity swaps to manage its exposure to price risk arising from seed money investments in proprietary investment products. The gross notional amount of these contracts was $180 million and $146 million at June 30, 2013 and December 31, 2012, respectively.

The Company enters into foreign currency forward contracts to economically hedge its exposure to certain receivables and obligations denominated in non-functional currencies. The gross notional amount of these contracts was $22 million and $14 million at June 30, 2013 and December 31, 2012, respectively.

The Company enters into futures contracts to economically hedge its exposure related to deferred compensation plans. The gross notional amount of these contracts was $32 million and $5 million at June 30, 2013 and December 31, 2012, respectively.

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

During the six months ended June 30, 2012, the Company reclassified from accumulated other comprehensive income into earnings a $3 million gain on an interest rate hedge put in place in anticipation of issuing debt. The gain was reclassified due to the forecasted transaction not occurring according to the original hedge strategy. For the three months and six months ended June 30, 2013 and 2012, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax losses as of June 30, 2013 that the Company expects to reclassify to earnings within the next twelve months is $1 million, which consists of $4 million of pretax gains to be recorded as a reduction to interest and debt expense and $5 million of pretax losses to be recorded in net investment income. The following tables present the impact of the effective portion of the Company’s cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity:

	Amount of Gain Recognized in Other
	Comprehensive Income (Loss) on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as hedging instruments	2013	2012	2013	2012
	(in millions)
Interest on debt	$—	$—	$—	$14

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Amount of Gain (Loss) Reclassified from Accumulated
	Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated	Three Months Ended June 30,		Six Months Ended June 30,
Other Comprehensive Income into Income	2013	2012	2013	2012
	(in millions)
Other revenues	$—	$—	$—	$3
Interest and debt expense	1	1	2	2
Net investment income	(1)	(1)	(2)	(3)
Total	$—	$—	$—	$2

Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 22 years and relates to forecasted debt interest payments.

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

		Amount of Gain Recognized in Income on Derivatives
Derivatives designated	Location of Gain	Three Months Ended June 30,		Six Months Ended June 30,
as hedging instruments	Recorded into Income	2013	2012	2013	2012
		(in millions)
Fixed rate debt	Interest and debt expense	$10	$10	$20	$19

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

Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At June 30, 2013 and December 31, 2012, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $425 million and $364 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2013 and December 31, 2012 was $420 million and $360 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at June 30, 2013 and December 31, 2012 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $5 million and $4 million, respectively.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13.  Shareholders’ Equity

The following table provides information related to amounts reclassified from AOCI:

		Amount Reclassified from AOCI
	Location of Loss (Gain)	Three Months Ended	Six Months Ended
AOCI Reclassification	Recognized in Income	June 30, 2013	June 30, 2013
		(in millions)
Net unrealized losses on Available-for-Sale securities	Net investment income	$1	$—
Tax expense	Income tax provision	—	—
Net of tax		$1	$—

Losses (gains) on cash flow hedges:
Interest rate contracts	Interest and debt expense	$1	$2
Swaptions	Net investment income	(1)	(2)
Total before tax		—	—
Tax benefit	Income tax provision	—	—
Net of tax		$—	$—

The Company made adjustments to AOCI for the impact to DAC, DSIC, benefit reserves and reinsurance recoverable on net unrealized securities losses of $201 million and $265 million, net of tax, for the three months and six months ended June 30, 2013, respectively. See Note 4 for additional information related to the impact of DAC, DSIC, benefit reserves and reinsurance recoverable on net unrealized securities losses included in AOCI. See Note 12 for additional information regarding the Company’s cash flow hedges.

During the six months ended June 30, 2013 and 2012, the Company repurchased a total of 10.1 million shares and 12.4 million shares, respectively, of its common stock for an aggregate cost of $740 million and $650 million, respectively. As of June 30, 2013, the Company had $1.4 billion remaining under its share repurchase authorization.

The Company may also reacquire shares of its common stock under its share-based compensation plans related to restricted stock awards and certain option exercises. The holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligation. These vested restricted shares are reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. For the six months ended June 30, 2013 and 2012, the Company reacquired 0.4 million and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $25 million and $16 million, respectively, related to the holders’ income tax obligations on the vesting date. Beginning in 2013, option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the six months ended June 30, 2013, the Company reacquired 2.1 million shares of its common stock through the net settlement of options for an aggregate value of $156 million, of which $105 million related to the strike price and $51 million related to the holders’ income tax obligation.

During the six months ended June 30, 2013 and 2012, the Company reissued 1.9 million and 1.8 million treasury shares, respectively, for restricted stock award grants and issuance of shares vested under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

14.  Income Taxes

The Company’s effective tax rate on income from continuing operations was 29.6% and 42.8% for the three months ended June 30, 2013 and 2012, respectively. The Company’s effective tax rate on income from continuing operations was 27.1% and 32.4% for the six months ended June 30, 2013 and 2012, respectively. The Company’s effective tax rates for the three months and six months ended June 30, 2013 are lower than the statutory rate as a result of tax preferred items including the dividends received deduction, foreign tax credits and low income housing credits. The decrease in the effective tax rate for the three months and six months ended June 30, 2013 compared to the three months and six months ended June 30, 2012 is primarily the result of a $32 million correction of tax related to securities lending activities in 2012.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize the full benefit of certain state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $16 million at both June 30, 2013 and December 31, 2012.

Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $38 million which will expire beginning December 31, 2014.

As of June 30, 2013 and December 31, 2012, the Company had $135 million and $116 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $54 million and $38 million, net of federal tax benefits, of unrecognized tax benefits would affect the effective tax rate as of June 30, 2013 and December 31, 2012, respectively.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $98 million in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million and $2 million in interest and penalties for the three months and six months ended June 30, 2013, respectively. The Company recognized a net increase of $1 million and a net reduction of $4 million in interest and penalties for the three months and six months ended June 30, 2012, respectively. At June 30, 2013 and December 31, 2012, the Company had a payable of $38 million and $36 million, respectively, related to accrued interest and penalties.

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

During the second quarter of 2012, the Company established a liability for estimated guaranty fund assessments and a related premium tax asset, primarily associated with ELNY. At June 30, 2013 and December 31, 2012, the estimated liability was $22 million and $26 million, respectively, and the related premium tax asset was $17 million and $19 million, respectively. The Company has recently received assessments related to ELNY from some of the state guaranty fund associations, however the expected period over which all of the assessments will be made and the related tax credits recovered is not known.

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

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

In October 2011, a putative class action lawsuit entitled Roger Krueger, et al. vs. Ameriprise Financial, et al. was filed in the United States District Court for the District of Minnesota against the Company, certain of its present or former employees and directors, as well as certain fiduciary committees on behalf of participants and beneficiaries of the Ameriprise Financial 401(k) Plan. The alleged class period is from October 1, 2005 to the present. The action alleges that Ameriprise breached fiduciary duties under ERISA, by selecting and retaining primarily proprietary mutual funds with allegedly poor performance histories, higher expenses relative to other investment options and improper fees paid to Ameriprise Financial or its subsidiaries. The action also alleges that the Company breached fiduciary duties under ERISA because it used its affiliate Ameriprise Trust Company as the Plan trustee and record-keeper and improperly reaped profits from the sale of the record-keeping business to Wachovia Bank, N.A. Plaintiffs allege over $20 million in damages. Plaintiffs filed an amended complaint on February 7, 2012. On April 11, 2012, the Company filed its motion to dismiss the Amended Complaint, which was denied on November 20, 2012. The parties are engaged in discovery. On July 3, 2013, the Company moved for summary judgment on statute of limitations grounds. The hearing on the motion is scheduled for August 14, 2013. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the absence of class certification, the lack of a formal demand on the Company by the plaintiffs and plaintiffs’ failure to allege any specific, evidence-based damages.

In October 2012, a putative class action lawsuit entitled Jeffers vs. Ameriprise Financial Services, et al. was filed against the Company in the United States District Court for the Northern District of Illinois relating to its sales of the Inland Western (now known as Retail Properties of America, Inc. (“RPAI”)) REIT. The action also names as defendants RPAI, several of RPAI’s executives, and several members of RPAI’s board. The action alleges that the Company failed to perform required due diligence and misrepresented various aspects of the REIT including fees charged to clients, risks associated with the product, and valuation of the shares on client account statements. Plaintiffs seek unspecified damages. The Company was served in December 2012, and, on April 19, 2013, moved to dismiss the complaint. The motion has been fully briefed and submitted to the Court for review. At this time, oral argument on the Company’s motion to dismiss has not been scheduled. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the absence of class certification, the lack of a formal demand on the Company by the plaintiffs and plaintiffs’ failure to allege any specific, evidence-based damages.

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

16.  Earnings per Share Attributable to Ameriprise Financial, Inc. Common Shareholders

The computations of basic and diluted earnings per share attributable to Ameriprise Financial, Inc. common shareholders are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Numerator:
Income from continuing operations	$282	$171	$648	$420
Less: Net loss attributable to noncontrolling interests	(40)	(53)	(10)	(49)
Income from continuing operations attributable to Ameriprise Financial	322	224	658	469
Loss from discontinued operations, net of tax	(1)	(1)	(2)	(2)
Net income attributable to Ameriprise Financial	$321	$223	$656	$467

Denominator:
Basic: Weighted-average common shares outstanding	204.9	221.7	206.6	224.5
Effect of potentially dilutive nonqualified stock options and other share-based awards	3.7	3.9	3.8	4.1
Diluted: Weighted-average common shares outstanding	208.6	225.6	210.4	228.6

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic:
Income from continuing operations	$1.57	$1.01	$3.18	$2.09
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income	$1.57	$1.01	$3.17	$2.08
Diluted:
Income from continuing operations	$1.54	$0.99	$3.13	$2.05
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income	$1.54	$0.99	$3.12	$2.04

For the six months ended June 30, 2013 and 2012, the dilutive effect of nonqualified stock options and other share based-awards excludes nil and 7.7 million options, respectively, from the computation of earnings per share attributable to Ameriprise Financial, Inc. common shareholders. The inclusion of the options would have been anti-dilutive.

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

Operating earnings is defined as operating net revenues less operating expenses. Operating net revenues and operating expenses exclude the results of discontinued operations, the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual), integration and restructuring charges and the impact of consolidating investment entities. Operating net revenues also exclude net realized gains or losses. Operating expenses also exclude the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization). The market impact on variable annuity guaranteed living benefits and IUL benefits includes changes in liability values caused by changes in financial market conditions, net of changes in associated economic hedge values. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on liability values of discounting projected benefits to reflect a current estimate of the Company’s life insurance subsidiary’s nonperformance spread. Integration and restructuring charges primarily relate to the Company’s acquisition of the long-term asset management business of Columbia Management Group on April 30, 2010. The costs include system integration costs, proxy and other regulatory filing costs, employee reduction and retention costs and investment banking, legal and other acquisition costs. Beginning in the second quarter of 2012, integration and restructuring charges also include expenses related to the Company’s transition of its federal savings bank subsidiary, Ameriprise Bank, FSB, to a limited powers national trust bank.

The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	June 30, 2013	December 31, 2012
	(in millions)
Advice & Wealth Management	$9,060	$8,962
Asset Management	7,067	6,267
Annuities	92,322	91,587
Protection	19,219	19,065
Corporate & Other	9,590	8,848
Total assets	$137,258	$134,729

AMERIPRISE FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Operating net revenues:
Advice & Wealth Management	$1,076	$953	$2,094	$1,907
Asset Management	822	707	1,568	1,418
Annuities	641	628	1,271	1,256
Protection	551	528	1,089	1,050
Corporate & Other	(4)	7	(7)	15
Eliminations (1) (2)	(348)	(305)	(669)	(617)
Total segment operating revenues	2,738	2,518	5,346	5,029
Net realized gains (losses)	—	(5)	1	(7)
Revenues of CIEs	12	1	94	53
Market impact on IUL benefits, net	(1)	—	(1)	—
Total net revenues per consolidated statements of operations	$2,749	$2,514	$5,440	$5,075

(1)  Represents the elimination of intersegment revenues recognized for the three months ended June 30, 2013 and 2012 in each segment as follows:

Advice & Wealth Management ($252 and $218, respectively); Asset Management ($10 and $12, respectively); Annuities ($76 and $66, respectively); Protection ($10 and $9, respectively); and Corporate & Other (nil and nil, respectively).

(2)  Represents the elimination of intersegment revenues recognized for the six months ended June 30, 2013 and 2012 in each segment as follows:

Advice & Wealth Management ($480 and $447, respectively); Asset Management ($19 and $22, respectively); Annuities ($149 and $129, respectively); Protection ($20 and $18, respectively); and Corporate & Other ($1 and $1, respectively).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Operating earnings:
Advice & Wealth Management	$152	$111	$283	$205
Asset Management	199	130	343	261
Annuities	124	116	280	305
Protection	98	109	208	216
Corporate & Other	(85)	(67)	(166)	(132)
Total segment operating earnings	488	399	948	855
Net realized gains (losses)	—	(5)	1	(7)
Net loss attributable to noncontrolling interests	(40)	(53)	(10)	(49)
Market impact on variable annuity living benefits, net	(43)	(16)	(45)	(129)
Market impact on IUL benefits, net	(2)	—	(2)	—
Integration and restructuring charges	(1)	(26)	(3)	(49)
Income from continuing operations before income tax provision per consolidated statements of operations	$402	$299	$889	$621

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

Overview

Ameriprise Financial is a diversified financial services company with a 118 year history of providing financial solutions. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America’s leader in financial planning and a leading global financial institution with more than $703 billion in assets under management and administration as of June 30, 2013.

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

Our asset management capabilities are global in scale, with Columbia Management Investment Advisers, LLC (“Columbia” or “Columbia Management”) as the primary provider of U.S. products and services and Threadneedle Asset Management Holdings Sàrl (“Threadneedle”) as the primary provider of products and services outside of the U.S. We offer a broad spectrum of investment advice and products to individual, institutional and high-net worth investors. These investment products are primarily provided through third parties, though we also provide our asset management products through our advisor channel. Our underlying asset management philosophy is based on delivering consistently strong and competitive investment performance. The quality and breadth of our asset management capabilities are demonstrated by 123 of our mutual funds, including 51 Columbia Management funds and 72 Threadneedle funds, being rated as four- and five-star funds by Morningstar.

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

The financial results from the businesses underlying our go-to-market approaches are reflected in our five operating segments:

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

While our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), management believes that operating measures, which exclude net realized gains or losses; the market impact on variable annuity guaranteed living benefits, net of hedges and the related DSIC and DAC amortization; the market impact on indexed universal life benefits, net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. While the consolidation of the CIEs impacts our balance sheet and income statement, our exposure to these entities is unchanged and there is no impact to the underlying business results. Management uses certain of these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as operating measures.

It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.

Our financial targets are:

•                  Operating total net revenue growth of 6% to 8%,

•                  Operating earnings per diluted share growth of 12% to 15%, and

•                  Operating return on equity excluding accumulated other comprehensive income of 15% to 18%.

The following tables reconcile our GAAP measures to operating measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)		(in millions)
Total net revenues	$2,749	$2,514	$5,440	$5,075
Less: Revenue attributable to the CIEs	12	1	94	53
Less: Net realized gains (losses)	—	(5)	1	(7)
Less: Market impact on indexed universal life benefits	(1)	—	(1)	—
Operating total net revenues	$2,738	$2,518	$5,346	$5,029

			Per Diluted Share
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Net income	$281	$170
Less: Net loss attributable to noncontrolling interests	(40)	(53)
Net income attributable to Ameriprise Financial	321	223	$1.54	$0.99
Less: Loss from discontinued operations, net of tax	(1)	(1)	—	—
Net income from continuing operations attributable to Ameriprise Financial	322	224	1.54	0.99
Add: Integration/restructuring charges, net of tax (1)	1	17	0.01	0.08
Add: Market impact on variable annuity guaranteed living benefits, net of tax (1)	28	9	0.13	0.04
Add: Market impact on indexed universal life benefits, net of tax (1)	1	—	0.01	—
Less: Net realized losses, net of tax (1)	—	(4)	—	(0.02)
Operating earnings	$352	$254	$1.69	$1.13

Weighted average common shares outstanding:
Basic	204.9	221.7
Diluted	208.6	225.6

(1) Calculated using the statutory tax rate of 35%.

			Per Diluted Share
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Net income	$646	$418
Less: Net loss attributable to noncontrolling interests	(10)	(49)
Net income attributable to Ameriprise Financial	656	467	$3.12	$2.04
Less: Loss from discontinued operations, net of tax	(2)	(2)	(0.01)	(0.01)
Net income from continuing operations attributable to Ameriprise Financial	658	469	3.13	2.05
Add: Integration/restructuring charges, net of tax (1)	2	32	0.01	0.14
Add: Market impact on variable annuity guaranteed living benefits, net of tax (1)	30	83	0.14	0.36
Add: Market impact on indexed universal life benefits, net of tax (1)	1	—	—	—
Less: Net realized gains (losses), net of tax (1)	1	(5)	—	(0.03)
Operating earnings	$690	$589	$3.28	$2.58

Weighted average common shares outstanding:
Basic	206.6	224.5
Diluted	210.4	228.6

(1) Calculated using the statutory tax rate of 35%.

The following table reconciles the trailing twelve months’ sum of net income attributable to Ameriprise Financial to operating earnings and the five-point average of quarter-end equity to operating equity:

	Twelve Months Ended June 30,
	2013	2012
	(in millions)
Net income attributable to Ameriprise Financial	$1,218	$1,027
Less: Income (loss) from discontinued operations, net of tax	(2)	13
Net income from continuing operations attributable to Ameriprise Financial	1,220	1,014
Less: Adjustments (1)	(126)	(172)
Operating earnings	$1,346	$1,186

Total Ameriprise Financial, Inc. shareholders’ equity	$8,911	$9,072
Less: Assets and liabilities held for sale	—	16
Less: Accumulated other comprehensive income, net of tax	1,023	804
Total Ameriprise Financial, Inc. shareholders’ equity from continuing operations, excluding AOCI	7,888	8,252
Less: Equity impacts attributable to CIEs	356	427
Operating equity	$7,532	$7,825

Return on equity from continuing operations, excluding AOCI	15.5%	12.3%
Operating return on equity, excluding AOCI (2)	17.9%	15.2%

(1)             Adjustments reflect the trailing twelve months’ sum of after-tax net realized gains/losses; the market impact on variable annuity guaranteed living benefits, net of hedges and related DSIC and DAC amortization; the market impact on indexed universal life benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; and integration and restructuring charges. After-tax is calculated using the statutory tax rate of 35%.

(2)             Operating return on equity, excluding accumulated other comprehensive income (“AOCI”), is calculated using the trailing twelve months of earnings excluding the after-tax net realized gains/losses; market impact on variable annuity guaranteed living benefits, net of hedges and related DSIC and DAC amortization; the market impact on indexed universal benefits, net of hedges and  the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; integration/restructuring charges; and discontinued operations in the numerator, and Ameriprise Financial shareholders’ equity, excluding AOCI; the impact of consolidating investment entities; and the assets and liabilities held for sale using a five-point average of quarter-end equity in the denominator.

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

The following table presents detail regarding our AUM and AUA:

	June 30,
	2013	2012	Change
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$136.3	$114.7	$21.6	19%
Asset Management AUM	459.4	445.8	13.6	3
Corporate & Other AUM	1.0	—	1.0	NM
Eliminations	(19.0)	(16.9)	(2.1)	(12)
Total Assets Under Management	577.7	543.6	34.1	6
Total Assets Under Administration	125.5	111.2	14.3	13
Total AUM and AUA	$703.2	$654.8	$48.4	7%

Total AUM increased $34.1 billion, or 6%, to $577.7 billion as of June 30, 2013 compared to the prior year period due to a $21.6 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation and a $13.6 billion increase in Asset Management AUM driven by market appreciation, partially offset by net outflows and a negative impact from foreign currency translation. See our segment results of operations discussion below for additional information on changes in our AUM.

Consolidated Results of Operations for the Three Months Ended June 30, 2013 and 2012

The following table presents our consolidated results of operations:

	Three Months Ended June 30,
	2013	2012	Change
Revenues	(in millions)
Management and financial advice fees	$1,294	$1,152	$142	12%
Distribution fees	448	396	52	13
Net investment income	451	472	(21)	(4)
Premiums	315	302	13	4
Other revenues	249	202	47	23
Total revenues	2,757	2,524	233	9
Banking and deposit interest expense	8	10	(2)	(20)
Total net revenues	2,749	2,514	235	9
Expenses
Distribution expenses	760	663	97	15
Interest credited to fixed accounts	198	209	(11)	(5)
Benefits, claims, losses and settlement expenses	490	409	81	20
Amortization of deferred acquisition costs	92	99	(7)	(7)
Interest and debt expense	60	72	(12)	(17)
General and administrative expense	747	763	(16)	(2)
Total expenses	2,347	2,215	132	6
Income from continuing operations before income tax provision	402	299	103	34
Income tax provision	120	128	(8)	(6)
Income from continuing operations	282	171	111	65
Loss from discontinued operations, net of tax	(1)	(1)	—	—
Net income	281	170	111	65
Less: Net loss attributable to noncontrolling interests	(40)	(53)	13	25
Net income attributable to Ameriprise Financial	$321	$223	$98	44%

Overall

Income from continuing operations before income tax provision increased $103 million, or 34%, compared to the prior year period primarily reflecting the impact of market appreciation, wrap account net inflows and a $30 million gain on the sale of Threadneedle’s strategic business investment in Cofunds in the second quarter of 2013, partially offset by the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization), the negative impact of the low interest rate environment and asset management net outflows. The market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $43 million for the second quarter of 2013 compared to an expense of $16 million for the prior year period. The negative impact of the low interest rate environment was approximately $36 million pretax for the three months ended June 30, 2013 compared to the prior year period. Results for the prior year period included a $40 million unfavorable impact from a tax-related item primarily related to an out-of-period correction in the second quarter of 2012.

Net Revenues

Net revenues increased $235 million, or 9%, compared to the prior year period primarily due to higher management and financial advice fees and distribution fees.

Management and financial advice fees increased $142 million, or 12%, compared to the prior year period primarily due to higher asset-based fees driven by an increase in average AUM, as well as revenue enhancements related to various pricing adjustments. Average AUM increased $26.6 billion, or 5%, compared to the prior year period primarily due to market appreciation and wrap account net inflows, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section below.

Distribution fees increased $52 million, or 13%, compared to the prior year period due to higher client assets and increased client activity.

Net investment income decreased $21 million, or 4%, compared to the prior year period reflecting a $51 million decrease in investment income on fixed maturity securities, partially offset by a $30 million gain on the sale of Threadneedle’s investment in Cofunds. The decrease in investment income on fixed maturity securities was primarily due to low interest rates and approximately $33 million of lower net investment income due to the sale of Ameriprise Bank’s investment portfolio as a result of the transition of banking operations in the fourth quarter of 2012.

Other revenues increased $47 million, or 23%, compared to the prior year period due to a $37 million increase in other revenues of CIEs and higher fees from variable annuity guarantees driven by higher volumes, as well as higher fee rates, partially offset by the absence of $5 million of other revenues from former banking operations.

Expenses

Total expenses increased $132 million, or 6%, compared to the prior year period due to an increase in distribution expenses and benefits, claims, losses and settlement expenses.

Distribution expenses increased $97 million, or 15%, compared to the prior year period driven by growth in assets under management. See our discussion on the changes in AUM in our segment results of operations section below.

Interest credited to fixed accounts decreased $11 million, or 5%, compared to the prior year period driven by lower average fixed annuity account balances. Average fixed annuities contract accumulation values decreased $512 million, or 4%, to $13.6 billion for the three months ended June 30, 2013 compared to the prior year period due to net outflows. Fixed annuities remain in net outflows due to low client demand given the interest rate environment.

Benefits, claims, losses and settlement expenses increased $81 million, or 20%, compared to the prior year period primarily due to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization), which was an expense of $51 million in the second quarter of 2013 compared to an expense of $11 million in the second quarter of 2012, as well as higher reserve funding related to higher fees from variable annuity guarantees, an increase in reserves related to our auto and home business driven by growth in exposure due to higher sales, higher reserves associated with unlocking of interest rate assumptions in the third quarter of 2012, an $8 million increase in disability income reserves in the second quarter of 2013 related to prior periods and a $9 million benefit from a life insurance reserve release in the prior year period, partially offset by a $12 million expense from fixed annuity valuation model adjustments in the prior year period.

Amortization of DAC decreased $7 million, or 7%, compared to the prior year period due to the DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization), partially offset by higher variable annuity DAC amortization associated with unlocking of interest rate assumptions in the third quarter of 2012. The DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) was a benefit of $8 million in the second quarter of 2013 compared to an expense of $5 million in the second quarter of 2012.

Interest and debt expense decreased $12 million, or 17%, compared to the prior year period due to a decrease in interest expense on CIE debt.

General and administrative expense decreased $16 million, or 2%, compared to the prior year period primarily due to a $25 million decrease in integration and restructuring charges, $11 million in lower expenses associated with the completion of the brokerage platform conversion, $16 million of lower bank-related expenses and lower expenses from re-engineering efforts, partially offset by an $11 million increase in expenses of CIEs, higher compensation related accruals and higher expenses from investments in the business.

Income Taxes

Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 29.6% for the three months ended June 30, 2013 compared to 42.8% for the prior year period. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 26.9% for the three months ended June 30, 2013 compared to 36.4% for the prior year period. The effective tax rate for the three months ended June 30, 2013 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction, foreign tax credits and low income housing credits. The decrease in the effective tax rate for the three months ended June 30, 2013 compared to the prior year period is primarily the result of a $32 million correction of tax related to securities lending activities in the prior year period. During the second quarter of 2012, we discovered we had received incomplete data from a third-party service provider for securities lending activities that resulted in the miscalculation of our dividend received deduction and foreign tax credit, which resulted in an understatement of taxes payable and an overstatement of reported earnings in prior periods.

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

Results of Operations by Segment for the Three Months Ended June 30, 2013 and 2012

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

The following table presents summary financial information by segment:

	Three Months Ended June 30,
	2013	2012
	(in millions)
Advice & Wealth Management
Net revenues	$1,076	$953
Expenses	924	842
Operating earnings	$152	$111
Asset Management
Net revenues	$822	$707
Expenses	623	577
Operating earnings	$199	$130
Annuities
Net revenues	$641	$628
Expenses	517	512
Operating earnings	$124	$116
Protection
Net revenues	$551	$528
Expenses	453	419
Operating earnings	$98	$109
Corporate & Other
Net revenues	$(4)	$7
Expenses	81	74
Operating loss	$(85)	$(67)

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

The following table presents the changes in wrap account assets for the three months ended June 30:

	2013	2012
	(in billions)
Beginning balance	$133.8	$113.1
Net flows	3.1	2.6
Market depreciation and other	(1.0)	(2.3)
Ending balance	$135.9	$113.4

Average balance (1)	$134.8	$113.3

(1) Average ending balances are calculated using a simple average of two quarters of data.

Wrap account assets increased $2.1 billion, or 2%, during the three months ended June 30, 2013 due to net inflows of $3.1 billion, partially offset by market depreciation and other of $1.0 billion. Wrap account net inflows increased $0.5 billion, or 19%, compared to the prior year period reflecting higher advisor productivity and investor confidence. Average wrap account assets increased $21.5 billion, or 19%, compared to the prior year period due to net inflows and market appreciation.

The following table presents the changes in wrap account assets for the twelve months ended June 30:

	2013	2012
	(in billions)
Beginning balance	$113.4	$105.9
Net flows	11.3	7.7
Market appreciation (depreciation) and other	11.2	(0.2)
Ending balance	$135.9	$113.4

Wrap account assets increased $22.5 billion, or 20%, from the prior year period reflecting net inflows and market appreciation.

The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Three Months Ended June 30,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$505	$430	$75	17%
Distribution fees	535	454	81	18
Net investment income	31	64	(33)	(52)
Other revenues	13	15	(2)	(13)
Total revenues	1,084	963	121	13
Banking and deposit interest expense	8	10	(2)	(20)
Total net revenues	1,076	953	123	13
Expenses
Distribution expenses	663	565	98	17
General and administrative expense	261	277	(16)	(6)
Total expenses	924	842	82	10
Operating earnings	$152	$111	$41	37%

Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized gains or losses, increased $41 million, or 37%, to $152 million for the three months ended June 30, 2013 compared to $111 million for the prior year period primarily due to strong growth in wrap account assets, increased client activity and continued expense management, partially offset by the impact of low interest rates and lower earnings due to the transition of banking operations in the fourth quarter of 2012. The negative impact of low interest rates was $15 million compared to the prior year period. We expect there will continue to be earnings pressure from low short-term interest rates during the balance of the year. Pretax operating earnings for the three months ended June 30, 2012 included $18 million of earnings from former banking operations. Pretax operating margin was 14.1% for the three months ended June 30, 2013 compared to 11.6% for the prior year period.

Net Revenues

Net revenues exclude net realized gains or losses. Net revenues increased $123 million, or 13%, to $1.1 billion for the three months ended June 30, 2013 compared to $953 million for the prior year period reflecting retail client net inflows, market appreciation and increased client activity, partially offset by lower net revenues due to the transition of banking operations in the fourth quarter of 2012 and the negative impact of low interest rates. Net revenues for the three months ended June 30, 2012 included $34 million from former banking operations. Operating net revenue per branded advisor was $110,000 for the three months ended June 30, 2013, up 13% from the prior year period. Total branded advisors were 9,788 at June 30, 2013 compared to 9,803 at June 30, 2012.

Management and financial advice fees increased $75 million, or 17%, to $505 million for the three months ended June 30, 2013 compared to $430 million for the prior year period driven by growth in wrap account assets. Average wrap account assets increased $21.5 billion, or 19%, to $134.8 billion at June 30, 2013 compared to the prior year period due to net inflows and market appreciation. See our discussion of the changes in wrap account assets above.

Distribution fees increased $81 million, or 18%, to $535 million for the three months ended June 30, 2013 compared to $454 million for the prior year period primarily due to higher client assets and increased client activity.

Net investment income decreased $33 million, or 52%, to $31 million for the three months ended June 30, 2013 compared to $64 million for the prior year period primarily due to the transition of banking operations in the fourth quarter of 2012, as well as a lower asset earnings rate on invested assets, partially offset by higher average certificate investment balances. Net investment income of former banking operations was $33 million for the three months ended June 30, 2012.

Expenses

Total expenses increased $82 million, or 10%, to $924 million for the three months ended June 30, 2013 compared to $842 million for the prior year period due to a $98 million increase in distribution expenses driven by higher compensation due to strong growth in client assets, partially offset by a $16 million decrease in general and administrative expense primarily due to the transition of banking operations in the fourth quarter of 2012 and $11 million of lower expenses associated with the completion of the brokerage platform conversion, partially offset by higher performance-driven compensation accruals. General and administrative expense of former banking operations was $16 million for the three months ended June 30, 2012.

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

On April 30, 2010, we completed the acquisition of the long-term asset management business of the Columbia Management Group from Bank of America. The acquisition significantly enhanced the capabilities of the Asset Management segment by increasing its scale, broadening its retail and institutional distribution capabilities and strengthening and diversifying its lineup of retail and institutional products. The integration of the Columbia Management business, which was completed in the second quarter of 2012, involved organizational changes to our portfolio management and analytical teams and to our operational, compliance, sales and marketing support staffs. This integration also involved the streamlining of our U.S. domestic product offerings. As a result of the integration, we combined RiverSource Investments, our legacy U.S. asset management business, with Columbia Management, under the Columbia brand. Total U.S. retail assets and number of funds under the Columbia brand as of June 30, 2013 were $223.3 billion and 210 funds, respectively.

From time to time, fee waivers have been provided to the Columbia Money Market Funds (the “Funds”) by Columbia Management and certain other subsidiaries performing services for the Funds for the purposes of reducing the expenses charged to a Fund in a given period to maintain or improve a Fund’s net yield in that period. Our subsidiaries may enter into contractual arrangements with the Funds identifying the specific fees to be waived and/or expenses to be reimbursed, as well as the time period for which such waivers will apply. In aggregate, we voluntarily waived fees of $3 million for both the three months ended June 30, 2013 and 2012.

Threadneedle remains our primary international investment management platform. Threadneedle manages eight OEICs and two Societe d’Investissement A Capital Variable (“SICAV”) offering. The eight OEICs are Threadneedle Investment Funds ICVC (“TIF”), Threadneedle Specialist Investment Funds ICVC (“TSIF”), Threadneedle Focus Investment Funds (“TFIF”), Threadneedle Portfolio Advantage Funds (“TPAF”), Threadneedle Investment Funds ICVC II (“TIF II”), Threadneedle Investment Funds ICVC III (“TIF III”), Threadneedle Investment Funds ICVC IV (“TIF IV”) and Threadneedle Opportunity Investment Funds ICVC (“TOIF”). TIF, TSIF, TFIF, TPAF, TIF II, TIF III, TIF IV and TOIF are structured as umbrella companies with a total of 71 (33, 14, 1, 2, 6, 8, 6 and 1, respectively) subfunds covering the world’s bond and equity markets. The SICAVs are the Threadneedle (Lux) SICAV (“T(Lux)”) and the Columbia Threadneedle SICAV-SIF (“SIF”). T(Lux) and SIF are structured as umbrella companies with a total of 32 (30 and 2, respectively) sub funds covering the world’s bond, commodities and equity markets. In addition, Threadneedle manages 13 unit trusts, 10 of which invest into the OEICs, 10 property unit trusts and one property fund of funds.

The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of June 30, 2013 and 2012:

Columbia
Mutual Fund Rankings in top 2 Lipper Quartiles

			2013	2012
Domestic Equity	Equal weighted	1 year	68%	43%
		3 year	68%	56%
		5 year	64%	60%
	Asset weighted	1 year	47%	62%
		3 year	79%	76%
		5 year	73%	75%

International Equity	Equal weighted	1 year	50%	63%
		3 year	56%	41%
		5 year	53%	57%
	Asset weighted	1 year	23%	84%
		3 year	26%	15%
		5 year	79%	73%

Taxable Fixed Income	Equal weighted	1 year	67%	75%
		3 year	71%	45%
		5 year	75%	74%
	Asset weighted	1 year	72%	82%
		3 year	83%	53%
		5 year	93%	81%

Tax Exempt Fixed Income	Equal weighted	1 year	94%	90%
		3 year	100%	95%
		5 year	89%	90%
	Asset weighted	1 year	98%	83%
		3 year	100%	85%
		5 year	98%	98%

Asset Allocation Funds	Equal weighted	1 year	54%	91%
		3 year	70%	71%
		5 year	80%	52%
	Asset weighted	1 year	63%	92%
		3 year	84%	90%
		5 year	88%	90%

Number of funds with 4 or 5 Morningstar star ratings		Overall	51	56
		3 year	49	53
		5 year	43	45

Percent of funds with 4 or 5 Morningstar star ratings		Overall	53%	47%
		3 year	51%	45%
		5 year	46%	41%

Percent of assets with 4 or 5 Morningstar star ratings		Overall	70%	64%
		3 year	50%	40%
		5 year	55%	43%

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

Aggregated data includes all Columbia branded mutual funds.

Threadneedle
Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark

			2013	2012
Equity	Equal weighted	1 year	65%	65%
		3 year	78%	85%
		5 year	81%	80%
	Asset weighted	1 year	52%	87%
		3 year	91%	91%
		5 year	94%	86%

Fixed Income	Equal weighted	1 year	88%	67%
		3 year	82%	64%
		5 year	92%	64%
	Asset weighted	1 year	91%	39%
		3 year	76%	41%
		5 year	98%	68%

Allocation (Managed) Funds	Equal weighted	1 year	83%	0%
		3 year	67%	67%
		5 year	83%	100%
	Asset weighted	1 year	92%	0%
		3 year	78%	78%
		5 year	86%	100%

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

The following table presents the ending balances and average managed assets:

					Average (1)
	June 30,				Three Months Ended June 30,
	2013	2012	Change		2013	2012	Change
	(in billions)				(in billions)
Columbia managed assets	$335.2	$331.9	$3.3	1%	$338.3	$338.0	$0.3	—
Threadneedle managed assets	127.0	116.6	10.4	9	127.3	120.0	7.3	6%
Less: Sub-advised eliminations	(2.8)	(2.7)	(0.1)	(4)	(2.7)	(3.6)	0.9	25
Total managed assets	$459.4	$445.8	$13.6	3%	$462.9	$454.4	$8.5	2%

(1) Average ending balances are calculated using a simple average of two quarters of data.

The following table presents managed asset net flows:

	Three Months Ended June 30,
	2013	2012	Change
	(in billions)
Columbia managed asset net flows	$(2.5)	$(5.4)	$2.9	54%
Threadneedle managed asset net flows (1)	0.7	(2.4)	3.1	NM
Less: Sub-advised eliminations (1)	(0.3)	1.2	(1.5)	NM
Total managed asset net flows	$(2.1)	$(6.6)	$4.5	68%

(1)             Threadneedle net flows in Q2 2012 include $1.2 billion of outflows primarily due to a change in subadvisory relationship between Threadneedle and Columbia. These outflows are eliminated at the segment level.

NM  Not Meaningful.

The following table presents managed assets by type:

	June 30,
	2013	2012	Change
	(in billions)
Equity	$238.5	$213.4	$25.1	12%
Fixed income	195.7	204.3	(8.6)	(4)
Money market	6.1	6.9	(0.8)	(12)
Alternative	6.3	8.8	(2.5)	(28)
Hybrid and other	12.8	12.4	0.4	3
Total managed assets by type	$459.4	$445.8	$13.6	3%

The following tables present the changes in Columbia and Threadneedle managed assets:

	Three Months Ended June 30,
	2013	2012
	(in billions)
Columbia Managed Assets Rollforward
Retail Funds
Beginning assets	$227.5	$221.4
Mutual fund inflows	9.5	9.2
Mutual fund outflows	(13.3)	(14.8)
Net VP/VIT fund flows	(0.2)	(0.1)
Net new flows	(4.0)	(5.7)
Reinvested dividends	2.4	2.0
Net flows	(1.6)	(3.7)
Distributions	(2.7)	(2.3)
Market appreciation (depreciation) and other (1)	0.1	(4.0)
Total ending assets	223.3	211.4

Institutional
Beginning assets	71.9	75.0
Inflows	5.1	3.7
Outflows	(5.7)	(5.1)
Net flows	(0.6)	(1.4)
Market depreciation and other	(0.2)	(0.8)
Total ending assets	71.1	72.8

Alternative
Beginning assets	5.7	8.3
Inflows	0.5	0.2
Outflows	(0.8)	(0.5)
Net flows	(0.3)	(0.3)
Market appreciation (depreciation) and other	0.1	(0.2)
Total ending assets	5.5	7.8
Affiliated General Account Assets	35.3	40.1
Other and Eliminations	—	(0.2)
Total Columbia managed assets	$335.2	$331.9
Total Columbia net flows	$(2.5)	$(5.4)

(1) Included in Market appreciation (depreciation) and other for retail funds in Q2 2012 are $3 billion due to the transfer of Active Diversified Portfolio assets from non-proprietary to proprietary funds.

	Three Months Ended June 30,
	2013	2012
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$41.4	$36.3
Mutual fund inflows	5.6	3.3
Mutual fund outflows (2)	(4.7)	(4.6)
Net new flows	0.9	(1.3)
Reinvested dividends	—	0.1
Net flows	0.9	(1.2)
Distributions	(0.1)	(0.2)
Market depreciation	(0.7)	(1.2)
Foreign currency translation (1)	—	(0.6)
Other	0.3	0.2
Total ending assets	41.8	33.3

Institutional
Beginning assets	85.3	85.9
Inflows	2.4	1.9
Outflows	(2.6)	(3.1)
Net flows	(0.2)	(1.2)
Market depreciation	(1.8)	(1.6)
Foreign currency translation (1)	0.1	(1.6)
Other	0.9	0.8
Total ending assets	84.3	82.3

Alternative
Beginning assets	1.0	1.1
Inflows	—	—
Outflows	—	—
Net flows	—	—
Market depreciation	(0.1)	—
Foreign currency translation (1)	—	—
Other	—	(0.1)
Total ending assets	0.9	1.0
Total Threadneedle managed assets	$127.0	$116.6
Total Threadneedle net flows	$0.7	$(2.4)

(1) Amounts represent British Pound to US dollar conversion.

(2) Retail fund outflows in Q2 2012 include $1.2 billion due to a change in subadvisory relationship between Threadneedle and Columbia. These outflows are eliminated at the segment level.

Total segment AUM decreased $7.1 billion, or 2%, during the three months ended June 30, 2013. Total segment AUM net outflows were $2.1 billion for the three months ended June 30, 2013. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.

Columbia managed assets decreased $6.1 billion, or 2%, during the three months ended June 30, 2013. Total Columbia net outflows were $2.5 billion for the three months ended June 30, 2013. Columbia retail funds decreased $4.2 billion, or 2%, during the three months ended June 30, 2013. Columbia retail net outflows of $1.6 billion in the second quarter of 2013 included outflows from a large distribution partner that continued to re-balance asset concentrations, continued outflows from a third party sub-advisor and outflows associated with a share class change in the Registered Investment Advisor (“RIA”) channel. Consistent with the industry, outflows in retail fixed income funds were elevated late in the second quarter of 2013. Columbia institutional AUM decreased $0.9 billion, or 1%, during the three months ended June 30, 2013 primarily due to net outflows of $0.6 billion primarily reflecting outflows in former parent influenced mandates and former parent affiliated distribution, some of which was low basis points, partially offset by $1.3 billion of new mandates funded in the quarter.

Threadneedle managed assets decreased $0.7 billion, or 1%, during the three months ended June 30, 2013 due to market depreciation, partially offset by net inflows of $0.7 billion. Threadneedle retail funds increased $0.4 billion, or 1%, during the three months ended June 30, 2013 due to net inflows of $0.9 billion, partially offset by market depreciation. Threadneedle institutional AUM decreased $1.0 billion, or 1%, primarily due to market depreciation. Threadneedle institutional net outflows of $0.2 billion during the second quarter of 2013 primarily reflected $0.7 billion of outflows largely from legacy insurance assets, partially offset by approximately $0.4 billion in mandates funded in the quarter.

The following table presents the results of operations of our Asset Management segment on an operating basis:

	Three Months Ended June 30,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$662	$592	$70	12%
Distribution fees	116	111	5	5
Net investment income	41	2	39	NM
Other revenues	4	3	1	33
Total revenues	823	708	115	16
Banking and deposit interest expense	1	1	—	—
Total net revenues	822	707	115	16
Expenses
Distribution expenses	301	272	29	11
Amortization of deferred acquisition costs	4	5	(1)	(20)
General and administrative expense	318	300	18	6
Total expenses	623	577	46	8
Operating earnings	$199	$130	$69	53%

NM  Not Meaningful.

Our Asset Management segment pretax operating earnings, which exclude net realized gains or losses and integration charges, increased $69 million, or 53%, to $199 million for the three months ended June 30, 2013 compared to $130 million for the prior year period reflecting equity market appreciation, a $30 million gain on the sale of Threadneedle’s strategic business investment in Cofunds, a $19 million benefit from a CDO unwind, continued revenue enhancements related to various pricing adjustments and expense re-engineering, partially offset by the impact of net outflows.

Net Revenues

Net revenues increased $115 million, or 16%, to $822 million for the three months ended June 30, 2013 compared to $707 million for the prior year period driven by an increase in management and financial advice fees, as well as a $30 million gain on the sale of Threadneedle’s investment in Cofunds.

Management and financial advice fees increased $70 million, or 12%, to $662 million for the three months ended June 30, 2013 compared to $592 million for the prior year period primarily due to an increase in assets under management, as well as revenue enhancements related to various pricing adjustments and $17 million of performance-based incentive fees on a CDO unwind. Average assets under management increased 2% compared to the prior year period driven by equity market appreciation, partially offset by net outflows and the negative impact of foreign currency translation. See our discussion and tables above for more detail on the changes in assets under management.

Net investment income increased $39 million to $41 million for the three months ended June 30, 2013 compared to $2 million for the prior year period due to a $30 million gain on the sale of Threadneedle’s investment in Cofunds, as well as a $10 million residual gain on a CDO unwind.

Expenses

Total expenses, which exclude integration charges, increased $46 million, or 8%, to $623 million for the three months ended June 30, 2013 compared to $577 million for the prior year period due to a $29 million increase in distribution expenses driven by higher retail fund assets and an $18 million increase in general and administrative expense driven by higher performance-based compensation, including $8 million of higher compensation related to a CDO unwind, and investments in the business, partially offset by re-engineering benefits.

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

The following table presents the results of operations of our Annuities segment on an operating basis:

	Three Months Ended June 30,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$174	$159	$15	9%
Distribution fees	85	78	7	9
Net investment income	266	287	(21)	(7)
Premiums	26	28	(2)	(7)
Other revenues	90	76	14	18
Total revenues	641	628	13	2
Banking and deposit interest expense	—	—	—	—
Total net revenues	641	628	13	2
Expenses
Distribution expenses	109	97	12	12
Interest credited to fixed accounts	162	174	(12)	(7)
Benefits, claims, losses and settlement expenses	130	121	9	7
Amortization of deferred acquisition costs	66	57	9	16
General and administrative expense	50	63	(13)	(21)
Total expenses	517	512	5	1
Operating earnings	$124	$116	$8	7%

Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization), increased $8 million, or 7%, to $124 million for the three months ended June 30, 2013 compared to $116 million for the prior year period. Results for the second quarter of 2012 included an expense of $14 million from fixed annuity valuation model adjustments.

RiverSource variable annuity account balances increased 8% to $70.3 billion at June 30, 2013 compared to the prior year period driven by market appreciation. Variable annuity net outflows of $135 million for the second quarter of 2013 reflected the closed book of annuities previously sold through third parties, partially offset by $139 million of net inflows in the Ameriprise channel. RiverSource fixed annuity account balances declined 4% to $13.5 billion due to ongoing net outflows resulting from low client demand given the interest rate environment.

Net Revenues

Net revenues, which exclude net realized gains or losses, increased $13 million, or 2%, to $641 million for the three months ended June 30, 2013 compared to $628 million for the prior year period.

Management and financial advice fees increased $15 million, or 9%, to $174 million for the three months ended June 30, 2013 compared to $159 million for the prior year period due to higher fees on variable annuities driven by higher separate account balances. Average variable annuities contract accumulation values increased $6.2 billion, or 10%, from the prior year period primarily due to market appreciation.

Distribution fees increased $7 million, or 9%, to $85 million for the three months ended June 30, 2013 compared to $78 million for the prior year period primarily due to higher fees on variable annuities driven by higher separate account balances.

Net investment income, which excludes net realized gains or losses, decreased $21 million, or 7%, to $266 million for the three months ended June 30, 2013 compared to $287 million for the prior year period due to a $25 million decrease in investment income on fixed maturities primarily reflecting a decrease of approximately $13 million from lower invested assets and approximately $9 million from lower interest rates.

Other revenues increased $14 million, or 18%, to $90 million for the three months ended June 30, 2013 compared to $76 million for the prior year period due to higher fees from variable annuity guarantees driven by higher volumes and higher fee rates.

Expenses

Total expenses, which exclude the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) increased $5 million, or 1%, to $517 million for the three months ended June 30, 2013 compared to $512 million for the prior year period.

Distribution expenses increased $12 million, or 12%, to $109 million for the three months ended June 30, 2013 compared to $97 million for the prior year period primarily due to higher variable annuity compensation due to business growth and market appreciation.

Interest credited to fixed accounts decreased $12 million, or 7%, to $162 million for the three months ended June 30, 2013 compared to $174 million for the prior year period driven by lower average fixed annuity account balances. Average fixed annuities contract accumulation values decreased $512 million, or 4%, to $13.6 billion for the three months ended June 30, 2013 compared to the prior year period due to net outflows. Fixed annuities remain in net outflows due to low client demand given the interest rate environment.

Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization), increased $9 million, or 7%, to $130 million for the three months ended June 30, 2013 compared to $121 million for the prior year period primarily due to higher reserve funding related to higher fees from variable annuity guarantees and higher reserves associated with unlocking of interest rate assumptions in the third quarter of 2012, partially offset by an expense of $12 million from fixed annuity valuation model adjustments in the second quarter of 2012.

Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, increased $9 million, or 16%, to $66 million for the three months ended June 30, 2013 compared to $57 million for the prior year period primarily due to higher variable annuity DAC amortization associated with unlocking of interest rate assumptions in the third quarter of 2012.

General and administrative expense decreased $13 million, or 21%, to $50 million for the three months ended June 30, 2013 compared to $63 million for the prior year period. In the second quarter of 2012, we recognized a net $6 million charge for estimated future assessments from state insurance guaranty funds, primarily associated with the liquidation of Executive Life Insurance Company of New York. See Note 15 to our Consolidated Financial Statements for additional information on insurance industry guaranty fund assessments.

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

The following table presents the results of operations of our Protection segment on an operating basis:

	Three Months Ended June 30,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$14	$13	$1	8%
Distribution fees	23	23	—	—
Net investment income	112	106	6	6
Premiums	293	278	15	5
Other revenues	109	108	1	1
Total revenues	551	528	23	4
Banking and deposit interest expense	—	—	—	—
Total net revenues	551	528	23	4
Expenses
Distribution expenses	20	18	2	11
Interest credited to fixed accounts	34	35	(1)	(3)
Benefits, claims, losses and settlement expenses	309	277	32	12
Amortization of deferred acquisition costs	31	32	(1)	(3)
General and administrative expense	59	57	2	4
Total expenses	453	419	34	8
Operating earnings	$98	$109	$(11)	(10)%

Our Protection segment pretax operating income, which excludes net realized gains or losses and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $11 million, or 10%, to $98 million for the three months ended June 30, 2013 compared to $109 million for the prior year period reflecting life and health business growth that was more than offset by an $8 million disability income insurance reserve adjustment and lower auto and home earnings due to increased reserves.

Net Revenues

Net revenues, which exclude net realized gains or losses and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $23 million, or 4%, to $551 million for the three months ended June 30, 2013 compared to $528 million for the prior year period primarily due to growth in auto and home premiums.

Net investment income, which excludes net realized gains or losses, increased $6 million, or 6%, to $112 million for the three months ended June 30, 2013 compared to $106 million for the prior year period due to an increase in investment income on fixed maturities.

Premiums increased $15 million, or 5%, to $293 million for the three months ended June 30, 2013 compared to $278 million for the prior year period primarily due to growth in auto and home premiums driven by continued strong new policy sales growth across market segments, primarily from our affinity relationships with Costco and Progressive. Auto and home policy counts increased 10% year-over-year.

Expenses

Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization), increased $34 million, or 8%, to $453 million for the three months ended June 30, 2013 compared to $419 million for the prior year period due to an increase in benefits, claims, losses and settlement expenses.

Benefits, claims, losses and settlement expenses, which exclude the market impact on indexed universal life benefits (net of hedges), increased $32 million, or 12%, to $309 million for the three months ended June 30, 2013 compared to $277 million for the prior year period due to an $8 million increase in disability income reserves in the second quarter of 2013 related to prior periods, higher expenses related to our auto and home business primarily due to growth in exposure due to higher sales and a $9 million benefit from a life insurance reserve release in the prior year period.

Corporate & Other

Our Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment also includes revenues and expenses of CIEs, which are excluded on an operating basis.

The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Three Months Ended June 30,
	2013	2012	Change
	(in millions)
Revenues
Distribution fees	$1	$—	$1	NM
Net investment income (loss)	(5)	4	(9)	NM
Other revenues	—	3	(3)	NM
Total revenues	(4)	7	(11)	NM
Banking and deposit interest expense	—	—	—	—
Total net revenues	(4)	7	(11)	NM
Expenses
Interest and debt expense	25	24	1	4%
General and administrative expense	56	50	6	12
Total expenses	81	74	7	9
Operating loss	$(85)	$(67)	$(18)	(27)%

NM  Not Meaningful.

Our Corporate & Other segment pretax operating loss excludes net realized gains or losses, the impact of consolidating CIEs and restructuring charges. Our Corporate & Other segment pretax operating loss was $85 million for the three months ended June 30, 2013 compared to $67 million for the prior year period. Operating losses for the second quarter of 2013 included a loss of $10 million primarily due to how we offset accretion from an intercompany transfer of former bank assets. Approximately $8 million of this loss was reflected in net investment loss and approximately $2 million was reflected in general and administrative expense. The loss of $8 million in the Corporate & Other segment was offset by the associated incremental accretion income, primarily in the Annuities segment, that relates to the transfer of the bank assets and eliminates on a consolidated basis.

Consolidated Results of Operations for the Six Months Ended June 30, 2013 and 2012

The following table presents our consolidated results of operations:

	Six Months Ended June 30,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$2,538	$2,284	$254	11%
Distribution fees	882	798	84	11
Net investment income	940	1,003	(63)	(6)
Premiums	625	603	22	4
Other revenues	471	408	63	15
Total revenues	5,456	5,096	360	7
Banking and deposit interest expense	16	21	(5)	(24)
Total net revenues	5,440	5,075	365	7
Expenses
Distribution expenses	1,486	1,329	157	12
Interest credited to fixed accounts	396	415	(19)	(5)
Benefits, claims, losses and settlement expenses	899	914	(15)	(2)
Amortization of deferred acquisition costs	167	130	37	28
Interest and debt expense	126	141	(15)	(11)
General and administrative expense	1,477	1,525	(48)	(3)
Total expenses	4,551	4,454	97	2
Income from continuing operations before income tax provision	889	621	268	43
Income tax provision	241	201	40	20
Income from continuing operations	648	420	228	54
Loss from discontinued operations, net of tax	(2)	(2)	—	—
Net income	646	418	228	55
Less: Net loss attributable to noncontrolling interests	(10)	(49)	39	80
Net income attributable to Ameriprise Financial	$656	$467	$189	40%

Overall

Income from continuing operations before income tax provision increased $268 million, or 43%, compared to the prior year period primarily reflecting the impact of market appreciation, wrap account net inflows, the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) and a $30 million gain on the sale of Threadneedle’s strategic business investment in Cofunds in the second quarter of 2013, partially offset by the negative impact of the low interest rate environment and asset management net outflows. The market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $45 million for the six months ended June 30, 2013 compared to an expense of $129 million for the prior year period. The negative impact of the low interest rate environment was approximately $59 million pretax for the six months ended June 30, 2013 compared to the prior year period. Results for the prior year period included a $40 million unfavorable impact from a tax-related item primarily related to an out-of-period correction in the second quarter of 2012.

Net Revenues

Net revenues increased $365 million, or 7%, compared to the prior year period primarily due to higher management and financial advice fees and distribution fees.

Management and financial advice fees increased $254 million, or 11%, compared to the prior year period primarily due to higher asset-based fees driven by an increase in average AUM, as well as revenue enhancements related to various pricing adjustments. Average AUM increased $29.3 billion, or 5%, compared to the prior year period primarily due to market appreciation and wrap account net inflows, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section below.

Distribution fees increased $84 million, or 11%, compared to the prior year period due to higher client assets and increased client activity.

Net investment income decreased $63 million, or 6%, compared to the prior year period reflecting a $107 million decrease in investment income on fixed maturity securities, partially offset by a $30 million gain on the sale of Threadneedle’s investment in Cofunds and a $9 million increase in net investment income of CIEs. The decrease in investment income on fixed maturity securities was primarily due to low interest rates and approximately $63 million of lower net investment income due to the sale of Ameriprise Bank’s investment portfolio as a result of the transition of banking operations in the fourth quarter of 2012.

Other revenues increased $63 million, or 15%, compared to the prior year period due to a $53 million increase in other revenues of CIEs and higher fees from variable annuity guarantees driven by higher volumes, as well as higher fee rates, partially offset by the absence of $10 million of other revenues from former banking operations.

Expenses

Total expenses increased $97 million, or 2%, compared to the prior year period primarily due to an increase in distribution expenses partially offset by a decrease in general and administrative expense.

Distribution expenses increased $157 million, or 12%, compared to the prior year period driven by growth in assets under management. See our discussion on the changes in AUM in our segment results of operations section below.

Interest credited to fixed accounts decreased $19 million, or 5%, compared to the prior year period driven by lower average fixed annuity account balances. Average fixed annuities contract accumulation values decreased $465 million, or 3%, to $13.7 billion for the six months ended June 30, 2013 compared to the prior year period due to net outflows. Fixed annuities remain in net outflows due to low client demand given the interest rate environment.

Benefits, claims, losses and settlement expenses decreased $15 million, or 2%, compared to the prior year period primarily due to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization), which was an expense of $52 million for the six months ended June 30, 2013 compared to an expense of $160 million for the prior year period, partially offset by higher reserve funding related to higher fees from variable annuity guarantees, an increase in reserves related to our auto and home business driven by growth in exposure due to higher sales, higher reserves associated with unlocking of interest rate assumptions in the third quarter of 2012, an $8 million increase in disability income reserves in the second quarter of 2013 related to prior periods, a $9 million benefit from a life insurance reserve release in the prior year period and an $8 million benefit from valuation model adjustments in the prior year period.

Amortization of DAC increased $37 million, or 28%, compared to the prior year period primarily due to the DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization), as well as higher variable annuity DAC amortization associated with unlocking of interest rate assumptions in the third quarter of 2012. The DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) was a benefit of $7 million for the six months ended June 30, 2013 compared to a benefit of $31 million in the prior year period. The market impact on DAC was a benefit of $3 million for the six months ended June 30, 2013 compared to a benefit of $11 million in the prior year period as a result of favorable equity market returns largely offset by unfavorable bond fund returns in the first half of 2013 compared to favorable equity and bond fund returns in the first half of 2012.

Interest and debt expense decreased $15 million, or 11%, compared to the prior year period due to a decrease in interest expense on CIE debt.

General and administrative expense decreased $48 million, or 3%, compared to the prior year period primarily due to a $46 million decrease in integration and restructuring charges, $19 million in lower expenses associated with the completion of the brokerage platform conversion, $33 million of lower bank-related expenses and lower expenses from re-engineering efforts, partially offset by a $20 million increase in expenses of CIEs, higher compensation related accruals and higher expenses from investments in the business.

Income Taxes

Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 27.1% for the six months ended June 30, 2013 compared to 32.4% for the prior year period. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 26.8% for the six months ended June 30, 2013 compared to 30.0% for the prior year period. The effective tax rate for the six months ended June 30, 2013 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction, foreign tax credits and low income housing credits. The decrease in the effective tax rate for the six months ended June 30, 2013 compared to the prior year period is primarily the result of a $32 million correction of tax related to securities lending activities in the prior year period.

Results of Operations by Segment for the Six Months Ended June 30, 2013 and 2012

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

The following table presents summary financial information by segment:

	Six Months Ended June 30,
	2013	2012
	(in millions)
Advice & Wealth Management
Net revenues	$2,094	$1,907
Expenses	1,811	1,702
Operating earnings	$283	$205
Asset Management
Net revenues	$1,568	$1,418
Expenses	1,225	1,157
Operating earnings	$343	$261
Annuities
Net revenues	$1,271	$1,256
Expenses	991	951
Operating earnings	$280	$305
Protection
Net revenues	$1,089	$1,050
Expenses	881	834
Operating earnings	$208	$216
Corporate & Other
Net revenues	$(7)	$15
Expenses	159	147
Operating loss	$(166)	$(132)

Advice & Wealth Management

The following table presents the changes in wrap account assets for the six months ended June 30:

	2013	2012
	(in billions)
Beginning balance	$124.6	$103.4
Net flows	7.2	5.5
Market appreciation and other	4.1	4.5
Ending balance	$135.9	$113.4

Average balance (1)	$131.4	$110.0

(1) Average ending balances are calculated using a simple average of the prior year’s ending balance and all periods in the current period.

Wrap account assets increased $11.3 billion, or 9%, during the six months ended June 30, 2013 due to net inflows of $7.2 billion and market appreciation and other of $4.1 billion. Wrap account net inflows increased $1.7 billion, or 31%, compared to the prior year period reflecting higher advisor productivity and investor confidence. Average wrap account assets increased $21.4 billion, or 19%, compared to the prior year period due to net inflows and market appreciation.

The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Six Months Ended June 30,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$981	$842	$139	17%
Distribution fees	1,038	925	113	12
Net investment income	63	128	(65)	(51)
Other revenues	28	33	(5)	(15)
Total revenues	2,110	1,928	182	9
Banking and deposit interest expense	16	21	(5)	(24)
Total net revenues	2,094	1,907	187	10
Expenses
Distribution expenses	1,290	1,139	151	13
General and administrative expense	521	563	(42)	(7)
Total expenses	1,811	1,702	109	6
Operating earnings	$283	$205	$78	38%

Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized gains or losses, increased $78 million, or 38%, to $283 million for the six months ended June 30, 2013 compared to $205 million for the prior year period primarily due to strong growth in wrap account assets, increased client activity and continued expense management, partially offset by the impact of low interest rates and lower earnings due to the transition of banking operations in the fourth quarter of 2012. The negative impact of low interest rates was $25 million compared to the prior year period. Pretax operating earnings for the six months ended June 30, 2012 included $33 million of earnings from former banking operations. Pretax operating margin was 13.5% for the six months ended June 30, 2013 compared to 10.7% for the prior year period.

Net Revenues

Net revenues exclude net realized gains or losses. Net revenues increased $187 million, or 10%, to $2.1 billion for the six months ended June 30, 2013 compared to $1.9 billion for the prior year period reflecting retail client net inflows, market appreciation and increased client activity, partially offset by lower net revenues due to the transition of banking operations in the fourth quarter of 2012 and the negative impact of low interest rates. Net revenues for the six months ended June 30, 2012 included $66 million from former banking operations. Operating net revenue per branded advisor was $214,000 for the six months ended June 30, 2013, up 10% from the prior year period. Total branded advisors were 9,788 at June 30, 2013 compared to 9,803 at June 30, 2012.

Management and financial advice fees increased $139 million, or 17%, to $981 million for the six months ended June 30, 2013 compared to $842 million for the prior year period driven by growth in wrap account assets. Average wrap account assets increased $21.4 billion, or 19%, to $131.4 billion at June 30, 2013 compared to the prior year period due to net inflows and market appreciation. See our discussion of the changes in wrap account assets above.

Distribution fees increased $113 million, or 12%, to $1.0 billion for the six months ended June 30, 2013 compared to $925 million for the prior year period primarily due to higher client assets and increased client activity.

Net investment income decreased $65 million, or 51%, to $63 million for the six months ended June 30, 2013 compared to $128 million for the prior year period due to $63 million of lower net investment income due to the transition of banking operations in the fourth quarter of 2012, as well as a lower asset earnings rate on invested assets, partially offset by higher average certificate investment balances.

Expenses

Total expenses increased $109 million, or 6%, to $1.8 billion for the six months ended June 30, 2013 compared to $1.7 billion for the prior year period due to a $151 million increase in distribution expenses driven by higher compensation due to strong growth in client assets, partially offset by a $42 million decrease in general and administrative expense primarily due to $33 million of lower expenses from the transition of banking operations in the fourth quarter of 2012 and $19 million of lower expenses associated with the completion of the brokerage platform conversion, partially offset by higher performance-driven compensation accruals.

Asset Management

In aggregate, we voluntarily waived fees to the Funds of $6 million for both the six months ended June 30, 2013 and 2012. See our discussion on fee waivers within our Asset Management Results of Operations for the three months ended June 30, 2013.

The following table presents the ending balances and average managed assets:

					Average (1)
	June 30,				Six Months Ended June 30,
	2013	2012	Change		2013	2012	Change
	(in billions)				(in billions)
Columbia managed assets	$335.2	$331.9	$3.3	1%	$335.6	$334.0	$1.6	—
Threadneedle managed assets	127.0	116.6	10.4	9	127.5	117.8	9.7	8%
Less: Sub-advised eliminations	(2.8)	(2.7)	(0.1)	(4)	(2.7)	(3.7)	1.0	27
Total managed assets	$459.4	$445.8	$13.6	3%	$460.4	$448.1	$12.3	3%

(1) Average ending balances are calculated using a simple average of the prior year’s ending balance and all periods in the current period.

The following table presents managed asset net flows:

	Six Months Ended June 30,
	2013	2012	Change
	(in billions)
Columbia managed asset net flows	$(7.6)	$(10.5)	$2.9	28%
Threadneedle managed asset net flows (1)	(0.2)	(2.2)	2.0	91
Less: Sub-advised eliminations (1)	—	1.4	(1.4)	NM
Total managed asset net flows	$(7.8)	$(11.3)	$3.5	31%

(1) Threadneedle net flows in Q2 2012 include $1.2 billion of outflows primarily due to a change in subadvisory relationship between Threadneedle and Columbia. These outflows are eliminated at the segment level.

NM  Not Meaningful.

The following tables present the changes in Columbia and Threadneedle managed assets:

	Six Months Ended June 30,
	2013	2012
	(in billions)
Columbia Managed Assets Rollforward
Retail Funds
Beginning assets	$216.3	$204.8
Mutual fund inflows	19.8	19.9
Mutual fund outflows	(25.8)	(29.1)
Net VP/VIT fund flows	(0.3)	0.2
Net new flows	(6.3)	(9.0)
Reinvested dividends	2.9	2.4
Net flows	(3.4)	(6.6)
Distributions	(3.4)	(2.8)
Market appreciation and other (1)	13.8	16.0
Total ending assets	223.3	211.4

Institutional
Beginning assets	72.4	73.3
Inflows	9.9	7.9
Outflows	(13.7)	(11.2)
Net flows	(3.8)	(3.3)
Market appreciation and other	2.5	2.8
Total ending assets	71.1	72.8

Alternative
Beginning assets	5.7	8.1
Inflows	0.9	0.3
Outflows	(1.3)	(0.9)
Net flows	(0.4)	(0.6)
Market appreciation and other	0.2	0.3
Total ending assets	5.5	7.8
Affiliated General Account Assets	35.3	40.1
Other and Eliminations	—	(0.2)
Total Columbia managed assets	$335.2	$331.9
Total Columbia net flows	$(7.6)	$(10.5)

(1) Included in Market appreciation and other for retail funds in Q2 2012 are $3 billion due to the transfer of Active Diversified Portfolio assets from non-proprietary to proprietary funds.

	Six Months Ended June 30,
	2013	2012
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$39.1	$31.8
Mutual fund inflows	11.0	7.8
Mutual fund outflows (2)	(8.7)	(7.9)
Net new flows	2.3	(0.1)
Reinvested dividends	—	—
Net flows	2.3	(0.1)
Distributions	(0.2)	(0.2)
Market appreciation	2.8	1.2
Foreign currency translation (1)	(2.6)	0.4
Other	0.4	0.2
Total ending assets	41.8	33.3

Institutional
Beginning assets	87.6	80.6
Inflows	3.7	4.6
Outflows	(6.2)	(6.6)
Net flows	(2.5)	(2.0)
Market appreciation	3.4	1.5
Foreign currency translation (1)	(5.7)	0.8
Other	1.5	1.4
Total ending assets	84.3	82.3

Alternative
Beginning assets	1.0	1.2
Inflows	—	—
Outflows	—	(0.1)
Net flows	—	(0.1)
Market appreciation	—	—
Foreign currency translation (1)	(0.1)	—
Other	—	(0.1)
Total ending assets	0.9	1.0
Total Threadneedle managed assets	$127.0	$116.6
Total Threadneedle net flows	$(0.2)	$(2.2)

(1) Amounts represent British Pound to US dollar conversion.

(2) Retail fund outflows in Q2 2012 include $1.2 billion due to a change in subadvisory relationship between Threadneedle and Columbia. These outflows are eliminated at the segment level.

Total segment AUM increased $4.0 billion, or 1%, during the six months ended June 30, 2013 primarily due to market appreciation, partially offset by net outflows of $7.8 billion and the negative impact of foreign currency translation. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.

Columbia managed assets increased $4.8 billion, or 1%, during the six months ended June 30, 2013 due to market appreciation, partially offset by net outflows of $7.6 billion. Columbia retail funds increased $7.0 billion, or 3%, during the six months ended June 30, 2013 due to market appreciation, partially offset by net outflows. Columbia retail net outflows of $3.4 billion in the first half of 2013 included outflows from a large distribution partner that continued to re-balance asset concentrations, continued outflows from a third party sub-advisor and outflows associated with a share class change in the RIA channel. Columbia institutional AUM decreased $1.3 billion, or 2%, during the six months ended June 30, 2013 due to net outflows, partially offset by market appreciation. Columbia institutional net outflows of $3.8 billion in the first half of 2013 primarily reflected outflows in former parent influenced mandates and former parent affiliated distribution, some of which was low basis points, as well as first quarter outflows in investment grade and high yield credit mandates given strong performance in these asset classes, partially offset by new mandates funded in the second quarter of 2013.

Threadneedle managed assets decreased $0.8 billion, or 1%, during the six months ended June 30, 2013 primarily due to an $8.4 billion negative impact of foreign currency translation, partially offset by market appreciation. Threadneedle net outflows for the first half of 2013 were $0.2 billion. Threadneedle retail funds increased $2.7 billion, or 7%, during the six months ended June 30, 2013 due to market appreciation and net inflows of $2.3 billion, partially offset by the negative impact of foreign currency translation. Threadneedle retail fund net inflows in the first half of 2013 were driven by recovering consumer confidence and good sales in key areas such as Europe. Threadneedle institutional AUM decreased $3.3 billion, or 4%, due to net outflows and the negative impact of foreign currency translation, partially offset by market appreciation. Threadneedle institutional net outflows of $2.5 billion in the first half of 2013 primarily reflected $2.8 billion of outflows from legacy insurance assets, including $1.0 billion from a Japanese mandate, partially offset by new mandate funding and additional flows into existing funds.

The following table presents the results of operations of our Asset Management segment on an operating basis:

	Six Months Ended June 30,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$1,289	$1,178	$111	9%
Distribution fees	230	222	8	4
Net investment income	45	7	38	NM
Other revenues	5	12	(7)	(58)
Total revenues	1,569	1,419	150	11
Banking and deposit interest expense	1	1	—	—
Total net revenues	1,568	1,418	150	11
Expenses
Distribution expenses	589	546	43	8
Amortization of deferred acquisition costs	8	8	—	—
General and administrative expense	628	603	25	4
Total expenses	1,225	1,157	68	6
Operating earnings	$343	$261	$82	31%

NM  Not Meaningful.

Our Asset Management segment pretax operating earnings, which exclude net realized gains or losses and integration charges, increased $82 million, or 31%, to $343 million for the six months ended June 30, 2013 compared to $261 million for the prior year period reflecting equity market appreciation, a $30 million gain on the sale of Threadneedle’s strategic business investment in Cofunds, a $19 million benefit from a CDO unwind, continued revenue enhancements related to various pricing adjustments and expense re-engineering, partially offset by the impact of net outflows.

Net Revenues

Net revenues increased $150 million, or 11%, to $1.6 billion for the six months ended June 30, 2013 compared to $1.4 billion for the prior year period driven by an increase in management and financial advice fees, as well as a $30 million gain on the sale of Threadneedle’s investment in Cofunds.

Management and financial advice fees increased $111 million, or 9%, to $1.3 billion for the six months ended June 30, 2013 compared to $1.2 billion for the prior year period primarily due to an increase in assets under management, as well as revenue enhancements related to various pricing adjustments and $17 million of performance based incentive fees on a CDO unwind. Average assets under management increased 3% compared to the prior year period driven by equity market appreciation, partially offset by net outflows and the negative impact of foreign currency translation. See our discussion above on the changes in assets under management.

Net investment income increased $38 million to $45 million for the six months ended June 30, 2013 compared to $7 million for the prior year period due to a $30 million gain on the sale of Threadneedle’s investment in Cofunds, as well as a $10 million residual gain on a CDO unwind.

Expenses

Total expenses, which exclude integration charges, increased $68 million, or 6%, to $1.2 billion for the six months ended June 30, 2013 compared to the prior year period primarily due to a $43 million increase in distribution expenses driven by higher retail fund assets and a $25 million increase in general and administrative expense driven by higher performance-

based compensation, including $8 million of higher compensation related to a CDO unwind, and investments in the business, partially offset by re-engineering benefits.

Annuities

The following table presents the results of operations of our Annuities segment on an operating basis:

	Six Months Ended June 30,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$344	$319	$25	8%
Distribution fees	166	154	12	8
Net investment income	536	580	(44)	(8)
Premiums	54	60	(6)	(10)
Other revenues	171	143	28	20
Total revenues	1,271	1,256	15	1
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,271	1,256	15	1
Expenses
Distribution expenses	210	197	13	7
Interest credited to fixed accounts	326	345	(19)	(6)
Benefits, claims, losses and settlement expenses	246	199	47	24
Amortization of deferred acquisition costs	107	91	16	18
Interest and debt expense	—	1	(1)	NM
General and administrative expense	102	118	(16)	(14)
Total expenses	991	951	40	4
Operating earnings	$280	$305	$(25)	(8)%

NM  Not Meaningful.

Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization), decreased $25 million, or 8%, to $280 million for the six months ended June 30, 2013 compared to $305 million for the prior year period. The market impact on DAC and DSIC was a benefit of $2 million for the six months ended June 30, 2013 compared to a benefit of $13 million in the prior year period.

RiverSource variable annuity account balances increased 8% to $70.3 billion at June 30, 2013 compared to the prior year period driven by market appreciation. Variable annuity net outflows of $328 million for the first half of 2013 reflected the closed book of annuities previously sold through third parties, partially offset by $175 million of net inflows in the Ameriprise channel. RiverSource fixed annuity account balances declined 4% to $13.5 billion due to ongoing net outflows resulting from low client demand given the interest rate environment.

Net Revenues

Net revenues, which exclude net realized gains or losses, increased $15 million, or 1%, to $1.3 billion for the six months ended June 30, 2013 compared to the prior year period.

Management and financial advice fees increased $25 million, or 8%, to $344 million for the six months ended June 30, 2013 compared to $319 million for the prior year period due to higher fees on variable annuities driven by higher separate account balances. Average variable annuities contract accumulation values increased $5.3 billion, or 9%, from the prior year period primarily due to market appreciation.

Distribution fees increased $12 million, or 8%, to $166 million for the six months ended June 30, 2013 compared to $154 million for the prior year period primarily due to higher fees on variable annuities driven by higher separate account balances.

Net investment income, which excludes net realized gains or losses, decreased $44 million, or 8%, to $536 million for the six months ended June 30, 2013 compared to $580 million for the prior year period due to a $46 million decrease in investment income on fixed maturities primarily reflecting a decrease of approximately $27 million from lower invested assets and approximately $18 million from lower interest rates.

Premiums decreased $6 million, or 10%, to $54 million for the six months ended June 30, 2013 compared to $60 million for the prior year period due to lower sales of immediate annuities with life contingencies.

Other revenues increased $28 million, or 20%, to $171 million for the six months ended June 30, 2013 compared to $143 million for the prior year period due to higher fees from variable annuity guarantees driven by higher volumes and higher fee rates.

Expenses

Total expenses, which exclude the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) increased $40 million, or 4%, to $991 million for the six months ended June 30, 2013 compared to $951 million for the prior year period primarily due to an increase in benefits, claims, losses and settlement expenses.

Distribution expenses increased $13 million, or 7%, to $210 million for the six months ended June 30, 2013 compared to $197 million for the prior year period primarily due to higher variable annuity compensation due to business growth and market appreciation.

Interest credited to fixed accounts decreased $19 million, or 6%, to $326 million for the six months ended June 30, 2013 compared to $345 million for the prior year period driven by lower average fixed annuity account balances. Average fixed annuities contract accumulation values decreased $465 million, or 3%, to $13.7 billion for the six months ended June 30, 2013 compared to the prior year period due to outflows. Fixed annuities remain in net outflows due to low client demand given the interest rate environment.

Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization), increased $47 million, or 24%, to $246 million for the six months ended June 30, 2013 compared to $199 million for the prior year period primarily due to higher reserve funding related to higher fees from variable annuity guarantees, higher reserves associated with unlocking of interest rate assumptions in the third quarter of 2012 and a benefit of $11 million from valuation model adjustments in the first half of 2012.

Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, increased $16 million, or 18%, to $107 million for the six months ended June 30, 2013 compared to $91 million for the prior year period due to the market impact on DAC and higher variable annuity DAC amortization associated with unlocking of interest rate assumptions in the third quarter of 2012. The market impact on DAC was a benefit of $2 million in the first half of 2013 compared to a benefit of $10 million in the prior year period as a result of favorable equity market returns largely offset by unfavorable bond fund returns in the first half of 2013 compared to favorable equity and bond fund returns in the prior year period.

Protection

The following table presents the results of operations of our Protection segment on an operating basis:

	Six Months Ended June 30,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$28	$27	$1	4%
Distribution fees	45	46	(1)	(2)
Net investment income	223	212	11	5
Premiums	579	551	28	5
Other revenues	214	215	(1)	—
Total revenues	1,089	1,051	38	4
Banking and deposit interest expense	—	1	(1)	—
Total net revenues	1,089	1,050	39	4
Expenses
Distribution expenses	36	33	3	9
Interest credited to fixed accounts	68	70	(2)	(3)
Benefits, claims, losses and settlement expenses	601	555	46	8
Amortization of deferred acquisition costs	60	62	(2)	(3)
General and administrative expense	116	114	2	2
Total expenses	881	834	47	6
Operating earnings	$208	$216	$(8)	(4)%

Our Protection segment pretax operating income, which excludes net realized gains or losses and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $8 million, or 4%, to $208 million for the six months ended June 30, 2013 compared to $216 million for the prior year period.

Net Revenues

Net revenues, which exclude net realized gains or losses and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $39 million, or 4%, to $1.1 billion for the six months ended June 30, 2013 compared to the prior year period primarily due to growth in auto and home premiums, as well as an increase in net investment income.

Net investment income, which excludes net realized gains or losses, increased $11 million, or 5%, to $223 million for the six months ended June 30, 2013 compared to $212 million for the prior year period due to an increase in investment income on fixed maturities.

Premiums increased $28 million, or 5%, to $579 million for the six months ended June 30, 2013 compared to $551 million for the prior year period primarily due to growth in auto and home premiums driven by continued strong new policy sales growth across market segments, primarily from our affinity relationships with Costco and Progressive. Auto and home policy counts increased 10% year-over-year.

Expenses

Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization), increased $47 million, or 6%, to $881 million for the six months ended June 30, 2013 compared to $834 million for the prior year period due to an increase in benefits, claims, losses and settlement expenses.

Benefits, claims, losses and settlement expenses, which exclude the market impact on indexed universal life benefits (net of hedges), increased $46 million, or 8%, to $601 million for the six months ended June 30, 2013 compared to $555 million for the prior year period due to higher expenses related to our auto and home business primarily due to growth in exposure due to higher sales, an $8 million increase in disability income reserves in the second quarter of 2013 related to prior periods and a $9 million benefit from a life insurance reserve release in the prior year period.

Corporate & Other

The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Six Months Ended June 30,
	2013	2012	Change
	(in millions)
Revenues
Distribution fees	$1	$—	$1	NM
Net investment income (loss)	(11)	8	(19)	NM
Other revenues	3	7	(4)	(57)%
Total revenues	(7)	15	(22)	NM
Banking and deposit interest expense	—	—	—	—
Total net revenues	(7)	15	(22)	NM
Expenses
Distribution expenses	1	—	1	NM
Interest and debt expense	50	46	4	9
General and administrative expense	108	101	7	7
Total expenses	159	147	12	8
Operating loss	$(166)	$(132)	$(34)	(26)%

NM  Not Meaningful.

Our Corporate & Other segment pretax operating loss excludes net realized gains or losses, the impact of consolidating CIEs and restructuring charges. Our Corporate & Other segment pretax operating loss was $166 million for the six months ended June 30, 2013 compared to $132 million for the prior year period. Operating losses for the first half of 2013 included a loss of $21 million primarily due to how we offset accretion from an intercompany transfer of former bank assets. Approximately $16 million of this loss was reflected in net investment loss and approximately $5 million was reflected in general and administrative expense. The loss of $16 million in the Corporate & Other segment was offset by the associated incremental accretion income, primarily in the Annuities segment, that relates to the transfer of the bank assets and eliminates on a consolidated basis.

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

We continue to utilize a hedging program which attempts to match the sensitivity of the assets with the sensitivity of the liabilities. This approach works with the premise that matched sensitivities will produce a highly effective hedging result. Our comprehensive hedging program focuses mainly on first order sensitivities of assets and liabilities: Equity Market Level (Delta), Interest Rate Level (Rho) and Volatility (Vega). Additionally, various second order sensitivities are managed. We use various index options across the term structure, interest rate swaps and swaptions, total return swaps and futures to manage the risk exposures. The exposures are measured and monitored daily, and adjustments to the hedge portfolio are made as necessary.

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

The following tables present our estimate of the impact on pretax income from these hypothetical market movements as of June 30, 2013:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(218)	$14	$(204)
DAC and DSIC amortization (2) (3)	(97)	—	(97)
Variable annuity riders:
GMDB and GMIB (3)	(64)	—	(64)
GMWB	(143)	150	7
GMAB	(45)	46	1
DAC and DSIC amortization (4)	N/A	N/A	(3)
Total variable annuity riders	(252)	196	(59)
Equity indexed annuities	1	(1)	—
Certificates	3	(3)	—
Indexed universal life insurance	5	(6)	(1)
Total	$(558)	$200	$(361)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(40)	$—	$(40)
Variable annuity riders:
GMWB	490	(462)	28
GMAB	31	(30)	1
DAC and DSIC amortization (4)	N/A	N/A	(5)
Total variable annuity riders	521	(492)	24
Fixed annuities, fixed portion of variable annuities and fixed insurance products	49	—	49
Brokerage client cash balances	126	—	126
Certificates	5	—	5
Indexed universal life insurance	8	—	8
Total	$669	$(492)	$172

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

The above results compare to an estimated negative net impact to pretax income of $318 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $185 million related to a 100 basis point increase in interest rates as of December 31, 2012.

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

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders and indexed universal life insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2013. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $133 million, net of DAC, DSIC and unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on June 30, 2013 credit spreads.

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during the six months ended June 30, 2013. At June 30, 2013, we had $2.3 billion in cash and cash equivalents compared to $2.4 billion at December 31, 2012. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that expires in November 2015. Under the terms of the underlying credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At June 30, 2013 and December 31, 2012, we had no outstanding borrowings under this credit facility and had $2 million of outstanding letters of credit. Our junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at both June 30, 2013 and December 31, 2012.

We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk from higher levels of expected annuity net cash flows. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at June 30, 2013 and December 31, 2012 was $201 million and $501 million, respectively, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. As of June 30, 2013 and December 31, 2012, we had $300 million and nil, respectively, of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

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

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(in millions)
RiverSource Life(1)(2)	$2,809	$3,257	N/A	$620
RiverSource Life of NY(1)(2)	237	256	N/A	44
IDS Property Casualty(1)(3)	480	462	$168	160
Ameriprise Insurance Company(1)(3)	43	43	2	2
ACC(4)(5)	218	204	200	187
Threadneedle(6)	151	183	92	156
Ameriprise National Trust Bank(7)	18	142	1	14
AFSI(3)(4)	136	88	2	2
Ameriprise Captive Insurance Company(3)	58	59	14	12
Ameriprise Trust Company(3)	55	48	51	47
AEIS(3)(4)	113	114	42	39
RiverSource Distributors, Inc.(3)(4)	26	25	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	31	29	#	#

N/A  Not applicable.

#  Amounts are less than $1 million.

(1)  Actual capital is determined on a statutory basis.

(2)  Regulatory capital requirement is based on the statutory risk-based capital filing.

(3) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of June 30, 2013 and December 31, 2012.

(4)  Actual capital is determined on an adjusted GAAP basis.

(5)  ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)  Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The actual capital and the regulatory capital requirements at June 30, 2013 represent regulatory capital at June 30, 2013 and management’s assessment at September 30, 2012 of the risk based requirements, as specified by FCA regulations and submitted to the FCA in January 2013.

(7) In January 2013, we completed the conversion of our federal savings bank subsidiary, Ameriprise Bank, FSB, to a limited powers national trust bank, which conversion included changing the name of this subsidiary to Ameriprise National Trust Bank. As of June 30, 2013 and December 31, 2012, this subsidiary was required to maintain capital in compliance with the Office of the Comptroller of the Currency (“OCC”) regulations and policies.

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

During the six months ended June 30, 2013, the parent holding company received cash dividends or a return of capital from its subsidiaries of $990 million (including $535 million from RiverSource Life and $130 million from Ameriprise Bank) and contributed cash to its subsidiaries of $28 million. During the six months ended June 30, 2012, the parent holding company received cash dividends or a return of capital from its subsidiaries of $761 million (including $550 million from RiverSource Life) and contributed cash to its subsidiaries of $41 million.

Dividends Paid to Shareholders and Share Repurchases

We paid regular quarterly dividends to our shareholders totaling $202 million and $142 million for the six months ended June 30, 2013 and 2012, respectively. On July 24, 2013, we announced a quarterly dividend of $0.52 per common share. The dividend will be paid on August 16, 2013 to our shareholders of record at the close of business on August 5, 2013.

On October 24, 2012, we announced that our Board of Directors authorized an expenditure of up to an additional $2.0 billion for the repurchase of shares of our common stock through 2014. As of June 30, 2013, we had $1.4 billion remaining under this share repurchase authorization. We intend to fund share repurchases through existing working capital, capital released from the transition of Ameriprise Bank from a federal savings bank to a limited powers national trust bank, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the six months ended June 30, 2013, we repurchased a total of 10.1 million shares of our common stock at an average price of $73.35 per share.

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

Operating Activities

Net cash used in operating activities was $93 million for the six months ended June 30, 2013 compared to net cash provided by operating activities of $468 million for the prior year period primarily reflecting the impact of CIEs. Operating cash flows for the six months ended June 30, 2013 included a negative impact of $636 million related to CIEs compared to a negative impact of $54 million for the prior year period primarily driven by the change in CIE cash and the change in investment properties of CIEs.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.

Net cash provided by investing activities was $690 million for the six months ended June 30, 2013 compared to net cash used in investing activities of $173 million for the prior year period. The increase in cash of $517 million compared to the prior year period was primarily due to a $239 million increase in proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities, a $102 million increase in proceeds from sales of other investments and a $92 million increase in cash from changes in consumer loans, net.

Financing Activities

Net cash used in financing activities decreased $85 million to $618 million for the six months ended June 30, 2013 compared to $703 million for the prior year period. Net cash inflows related to investment certificates and banking time deposits increased $251 million compared to the prior year period driven by higher net proceeds from investment certificates. Cash flows for the prior year period included a cash inflow of $349 million related to changes in banking deposits, which were liquidated and returned to clients in the fourth quarter of 2012. Cash flows related to changes in policyholder and contractholder account values decreased $148 million compared to the prior year period driven by lower consideration received. Cash outflows for dividends paid to shareholders increased $58 million compared to the prior year period. Cash used for the repurchase of common stock, which includes stock repurchases and shares surrendered to cover income tax obligations of holders of share-based compensation awards, increased $141 million compared to the prior year period. Cash flows related to CIEs increased $488 million compared to the prior year period primarily due to changes in CIE debt.

Contractual Commitments

There have been no material changes to our contractual obligations disclosed in our 2012 10-K.

Off-Balance Sheet Arrangements

We provide asset management services to various collateralized debt obligations and other investment products, which are sponsored by us for the investment of client assets in the normal course of business. Certain of these investment entities are considered to be variable interest entities while others are considered to be voting rights entities. We consolidate certain of these investment entities. For entities that we do not consolidate, our maximum exposure to loss is our investment in the entity, which was not material as of June 30, 2013. We have no obligation to provide further financial or other support to these structured investments nor have we provided any support to these structured investments. See Note 3 to our Consolidated Financial Statements for additional information on our arrangements with structured investments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in this report is incorporated herein by reference. These disclosures should be read in conjunction with the “Quantitative and Qualitative Disclosures About Market Risk” discussion included as Part II, Item 7A of our 2012 10-K filed with the SEC on February 27, 2013.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of 2013:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2013
Share repurchase program(1)	1,528,833	$72.83	1,528,833	$1,659,192,331
Employee transactions(2)	38,552	$74.38	N/A	N/A

May 1 to May 31, 2013
Share repurchase program(1)	1,645,270	$79.61	1,645,270	$1,528,209,352
Employee transactions(2)	855,134	$78.50	N/A	N/A

June 1 to June 30, 2013
Share repurchase program(1)	1,697,456	$81.15	1,697,456	$1,390,458,668
Employee transactions(2)	9,910	$81.68	N/A	N/A

Totals
Share repurchase program(1)	4,871,559	$78.02	4,871,559
Employee transactions(2)	903,596	$78.36	N/A
	5,775,155		4,871,559

N/A   Not applicable.

(1)   On October 24, 2012, we announced that our board of directors authorized us to repurchase up to $2.0 billion worth of our common stock through 2014. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.

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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date: July 31, 2013	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date: July 31, 2013	By	/s/ David K. Stewart
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

101*

The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL: (i) Consolidated Statements of Operations for the three months and six months ended June 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2013 and 2012; (iii) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (iv) Consolidated Statements of Equity for the six months ended June 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.

E-1