Form 10-Q
period 2013-09-30
AMERIPRISE FINANCIAL INC
filed 2013-11-05
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 18, 2013
Common Stock (par value $.01 per share)	194,540,676 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Management and financial advice fees	$1,318	$1,191	$3,856	$3,475
Distribution fees	441	391	1,323	1,189
Net investment income	491	427	1,431	1,430
Premiums	324	309	949	912
Other revenues	247	161	718	569
Total revenues	2,821	2,479	8,277	7,575
Banking and deposit interest expense	8	11	24	32
Total net revenues	2,813	2,468	8,253	7,543
Expenses
Distribution expenses	757	667	2,243	1,996
Interest credited to fixed accounts	204	207	600	622
Benefits, claims, losses and settlement expenses	492	542	1,391	1,456
Amortization of deferred acquisition costs	(14)	67	153	197
Interest and debt expense	68	68	194	209
General and administrative expense	704	718	2,181	2,243
Total expenses	2,211	2,269	6,762	6,723
Income from continuing operations before income tax provision	602	199	1,491	820
Income tax provision	154	47	395	248
Income from continuing operations	448	152	1,096	572
Income (loss) from discontinued operations, net of tax	1	(1)	(1)	(3)
Net income	449	151	1,095	569
Less: Net income (loss) attributable to noncontrolling interests	67	(22)	57	(71)
Net income attributable to Ameriprise Financial	$382	$173	$1,038	$640
Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$1.90	$0.81	$5.07	$2.91
Loss from discontinued operations	—	(0.01)	—	(0.02)
Net income	$1.90	$0.80	$5.07	$2.89
Diluted
Income from continuing operations	$1.86	$0.79	$4.97	$2.85
Loss from discontinued operations	—	—	—	(0.01)
Net income	$1.86	$0.79	$4.97	$2.84
Cash dividends declared per common share	$0.52	$0.35	$1.49	$0.70
Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(7)	$(8)	$(11)	$(27)
Portion of loss recognized in other comprehensive income (loss) (before taxes)	6	(7)	5	(2)
Net impairment losses recognized in net investment income	$(1)	$(15)	$(6)	$(29)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$449	$151	$1,095	$569
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	80	33	7	43
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(67)	378	(869)	615
Reclassification of net securities (gains) losses included in net income	(5)	44	(5)	49
Impact on deferred acquisition costs, deferred sales inducement costs, benefit reserves and reinsurance recoverables	18	(112)	283	(174)
Total net unrealized gains (losses) on securities	(54)	310	(591)	490
Net unrealized gains on derivatives:
Net unrealized derivative gains arising during the period	—	—	—	10
Reclassification of net derivative (gains) losses included in net income	1	—	1	(1)
Total net unrealized gains on derivatives	1	—	1	9
Total other comprehensive income (loss), net of tax	27	343	(583)	542
Total comprehensive income	476	494	512	1,111
Less: Comprehensive income (loss) attributable to noncontrolling interests	114	(4)	63	(45)
Comprehensive income attributable to Ameriprise Financial	$362	$498	$449	$1,156
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$3,125	$2,371
Cash of consolidated investment entities	340	579
Investments	35,404	36,877
Investments of consolidated investment entities, at fair value	4,636	4,370
Separate account assets	77,788	72,397
Receivables	4,362	4,220
Receivables of consolidated investment entities (includes $26 and $77, respectively, at fair value)	141	95
Deferred acquisition costs	2,610	2,399
Restricted and segregated cash and investments	2,259	2,538
Other assets	7,943	7,667
Other assets of consolidated investment entities, at fair value	1,600	1,216
Total assets	$140,208	$134,729
Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,943	$31,217
Separate account liabilities	77,788	72,397
Customer deposits	6,744	6,526
Short-term borrowings	500	501
Long-term debt	2,947	2,403
Debt of consolidated investment entities (includes $4,459 and $4,450, respectively, at fair value)	5,242	4,981
Accounts payable and accrued expenses	1,290	1,228
Accounts payable and accrued expenses of consolidated investment entities	127	96
Other liabilities	6,329	5,467
Other liabilities of consolidated investment entities (includes $94 and $166, respectively, at fair value)	129	201
Total liabilities	131,039	125,017
Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 316,115,977 and 309,399,529, respectively)	3	3
Additional paid-in capital	6,840	6,503
Retained earnings	7,107	6,381
Appropriated retained earnings of consolidated investment entities	335	336
Treasury shares, at cost (120,876,387 and 105,456,535 shares, respectively)	(6,565)	(5,325)
Accumulated other comprehensive income, net of tax	605	1,194
Total Ameriprise Financial, Inc. shareholders’ equity	8,325	9,092
Noncontrolling interests	844	620
Total equity	9,169	9,712
Total liabilities and equity	$140,208	$134,729
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in millions, except share data)

	Ameriprise Financial, Inc.
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Appropriated Retained Earnings of Consolidated Investment Entities	Treasury Shares	Accumulated Other Comprehensive Income	Total Ameriprise Financial, Inc. Shareholders’ Equity	Non-controlling Interests	Total
Balances at January 1, 2012	221,942,983	$3	$6,237	$5,603	$428	$(4,034)	$751	$8,988	$706	$9,694
Comprehensive income (loss):
Net income (loss)	—	—	—	640	—	—	—	640	(71)	569
Other comprehensive income, net of tax	—	—	—	—	—	—	516	516	26	542
Total comprehensive income (loss)								1,156	(45)	1,111
Net loss reclassified to appropriated retained earnings	—	—	—	—	(30)	—	—	(30)	30	—
Dividends to shareholders	—	—	—	(156)	—	—	—	(156)	—	(156)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	123	123
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(158)	(158)
Repurchase of common shares	(19,209,287)	—	—	—	—	(1,008)	—	(1,008)	—	(1,008)
Share-based compensation plans	4,693,531	—	126	—	—	89	—	215	8	223
Other	—	—	—	—	(8)	—	—	(8)	—	(8)
Balances at September 30, 2012	207,427,227	$3	$6,363	$6,087	$390	$(4,953)	$1,267	$9,157	$664	$9,821
Balances at January 1, 2013	203,942,994	$3	$6,503	$6,381	$336	$(5,325)	$1,194	$9,092	$620	$9,712
Comprehensive income:
Net income	—	—	—	1,038	—	—	—	1,038	57	1,095
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(589)	(589)	6	(583)
Total comprehensive income								449	63	512
Net loss reclassified to appropriated retained earnings	—	—	—	—	(1)	—	—	(1)	1	—
Dividends to shareholders	—	—	—	(307)	—	—	—	(307)	—	(307)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	290	290
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(142)	(142)
Repurchase of common shares	(17,362,549)	—	—	—	—	(1,339)	—	(1,339)	—	(1,339)
Share-based compensation plans	8,659,145	—	337	(5)	—	99	—	431	12	443
Balances at September 30, 2013	195,239,590	$3	$6,840	$7,107	$335	$(6,565)	$605	$8,325	$844	$9,169
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$1,095	$569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	175	168
Deferred income tax benefit	(73)	—
Share-based compensation	106	98
Net realized investment losses (gains)	(13)	46
Net unrealized trading losses	—	2
Loss (income) and gain from sale of equity method investments	(28)	9
Other-than-temporary impairments and provision for loan losses	7	33
Net losses (gains) of consolidated investment entities	(63)	95
Changes in operating assets and liabilities:
Restricted and segregated cash and investments	193	(109)
Deferred acquisition costs	(98)	(32)
Other investments, net	(2)	19
Policyholder account balances, future policy benefits and claims, net	(1,024)	(428)
Derivatives, net of collateral	1,094	309
Receivables	(138)	(139)
Brokerage deposits	(157)	207
Accounts payable and accrued expenses	62	90
Cash held by consolidated investment entities	249	(137)
Investment properties of consolidated investment entities	(357)	(94)
Other operating assets and liabilities of consolidated investment entities, net	(46)	25
Other, net	124	152
Net cash provided by operating activities	1,106	883

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	327	600
Maturities, sinking fund payments and calls	3,826	3,668
Purchases	(4,094)	(3,345)
Proceeds from sales, maturities and repayments of commercial mortgage loans	229	197
Funding of commercial mortgage loans	(292)	(162)
Proceeds from sales of other investments	248	136
Purchase of other investments	(267)	(273)
Purchase of investments by consolidated investment entities	(2,437)	(1,215)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	2,215	1,619
Purchase of land, buildings, equipment and software	(68)	(143)
Change in consumer loans, net	143	40
Other, net	27	(9)
Net cash provided by (used in) investing activities	(143)	1,113
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued) (in millions)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	$1,724	$966
Maturities, withdrawals and cash surrenders	(1,349)	(724)
Change in other banking deposits	—	(246)
Policyholder account balances:
Consideration received	1,020	1,082
Net transfers to separate accounts	(54)	(30)
Surrenders and other benefits	(910)	(909)
Cash paid for purchased options with deferred premiums	(290)	(256)
Issuance of debt, net of issuance costs	593	—
Change in short-term borrowings, net	(2)	(5)
Dividends paid to shareholders	(300)	(212)
Repurchase of common shares	(1,205)	(1,008)
Exercise of stock options	100	77
Excess tax benefits from share-based compensation	101	41
Borrowings by consolidated investment entities	1,187	175
Repayments of debt by consolidated investment entities	(969)	(374)
Noncontrolling interests investments in subsidiaries	290	123
Distributions to noncontrolling interests	(142)	(158)
Other, net	(1)	(3)
Net cash used in financing activities	(207)	(1,461)
Effect of exchange rate changes on cash	(2)	9
Net increase in cash and cash equivalents	754	544
Cash and cash equivalents at beginning of period	2,371	2,781
Cash and cash equivalents at end of period	$3,125	$3,325
Supplemental Disclosures:
Interest paid before consolidated investment entities	$124	$133
Income taxes paid, net	182	174
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	26	16
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

The Company has reclassified certain prior year amounts in the Consolidated Statements of Cash Flows within operating activities to provide more detail related to derivatives. The Company previously classified the change in freestanding derivatives hedging guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”) liabilities in the “Policyholder account balances, future policy benefits and claims” line, the change in all other freestanding derivatives in the “Other, net” line, and the change in derivatives collateral in the “Derivatives collateral, net” line within operating cash flows. The Company reclassified the changes in freestanding derivatives, as well as the change in derivatives collateral, to a new line titled “Derivatives, net of collateral” within operating cash flows.

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

The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$217	$2	$219
U.S. government and agencies obligations	3	—	—	3
Common stocks	136	32	7	175
Other structured investments	—	33	—	33
Syndicated loans	—	3,904	302	4,206
Total investments	139	4,186	311	4,636
Receivables	—	26	—	26
Other assets	—	9	1,591	1,600
Total assets at fair value	$139	$4,221	$1,902	$6,262
Liabilities
Debt	$—	$—	$4,459	$4,459
Other liabilities	—	94	—	94
Total liabilities at fair value	$—	$94	$4,459	$4,553

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$251	$3	$254
Common stocks	91	32	14	137
Other structured investments	—	57	—	57
Syndicated loans	—	3,720	202	3,922
Total investments	91	4,060	219	4,370
Receivables	—	77	—	77
Other assets	—	2	1,214	1,216
Total assets at fair value	$91	$4,139	$1,433	$5,663
Liabilities
Debt	$—	$—	$4,450	$4,450
Other liabilities	—	166	—	166
Total liabilities at fair value	$—	$166	$4,450	$4,616

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Corporate Debt Securities	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
#VALUE!	$3	$16		$292		$1,322		$(4,677)
Total gains (losses) included in:
Net income	—	(1)	(1)	(1)	(1)	20	(2)	50	(1)
Other comprehensive income	—	—		—		73		—
Purchases	—	—		72		239		—
Sales	—	—		(8)		(54)		—
Issues	—	—		—		—		—
Settlements	(1)	—		(13)		—		168
Transfers into Level 3	—	—		105		—		—
Transfers out of Level 3	—	(8)		(145)		(9)		—
Balance, September 30, 2013	$2	$7		$302		$1,591		$(4,459)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at September 30, 2013	$—	$(1)	(1)	$(2)	(1)	$(1)	(2)	$50	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

	Corporate Debt Securities	Common Stocks	Syndicated Loans		Other Assets		Debt
	(in millions)
#VALUE!	$4	$12	$169		$1,080		$(4,726)
Total gains (losses) included in:
Net income	—	—	2	(1)	(27)	(2)	(82)	(1)
Other comprehensive income	—	—	—		21		—
Purchases	—	—	26		146		—
Sales	—	—	(2)		(62)		—
Settlements	—	—	(22)		—		117
Transfers into Level 3	—	1	59		—		—
Transfers out of Level 3	—	—	(49)		—		—
Balance, September 30, 2012	$4	$13	$183		$1,158		$(4,691)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at September 30, 2012	$—	$—	$1	(1)	$(39)	(2)	$(81)	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Corporate Debt Securities	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2013	$3	$14		$202		$1,214		$(4,450)
Total gains (losses) included in:
Net income	—	—		—		22	(2)	(38)	(1)
Other comprehensive income (loss)	—	—		—		(1)		—
Purchases	1	—		265		434		—
Sales	(1)	(3)		(52)		(77)		—
Issues	—	—		—		—		(926)
Settlements	(1)	—		(46)		—		955
Transfers into Level 3	—	15		232		8		—
Transfers out of Level 3	—	(19)		(299)		(9)		—
Balance, September 30, 2013	$2	$7		$302		$1,591		$(4,459)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at September 30, 2013	—	(2)	(1)	(1)	(1)	5	(2)	(10)	(1)

(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

	Corporate Debt Securities	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2012	$4	$13		$342		$1,108		$(4,712)
Total gains (losses) included in:
Net income	—	(1)	(1)	6	(1)	(64)	(2)	(223)	(1)
Other comprehensive income	—	—		—		20		—
Purchases	—	6		59		254		—
Sales	—	(4)		(8)		(160)		—
Issues	—	—		—		—		—
Settlements	—	—		(84)		—		244
Transfers into Level 3	—	14		186		—		—
Transfers out of Level 3	—	(15)		(318)		—		—
Balance, September 30, 2012	$4	$13		$183		$1,158		$(4,691)
Changes in unrealized losses included in income relating to assets and liabilities held at September 30, 2012	$—	$—		$—		$(86)	(2)	$(221)	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

Securities and loans transferred from Level 2 to Level 3 represent assets with fair values that are now based on a single non-binding broker quote. Securities and loans transferred from Level 3 to Level 2 represent assets with fair values that are now obtained from a third party pricing service with observable inputs or priced in active markets. During the reporting periods, there were no transfers between Level 1 and Level 2.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities held by consolidated investment entities:

	September 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Other assets	$1,591	Discounted cash flow/ market comparables	Equivalent yield	3.5%	–	12.5%	7.6%
			Expected rental value (per square foot)	$5	–	$308	$29

Debt	$4,459	Discounted cash flow	Annual default rate	2.5%	–	2.5%	2.5%
			Discount rate	1.5%	–	9.3%	2.8%
			Constant prepayment rate	5.0%	–	10.0%	9.7%
			Loss recovery	36.4%	–	63.6%	62.5%

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Other assets	$1,214	Discounted cash flow/ market comparables	Equivalent yield	4.1%	–	12.9%	7.2%
			Expected rental value (per square foot)	$4	–	$309	$32

Debt	$4,450	Discounted cash flow	Annual default rate	2.5%	–	4.5%	2.5%
			Discount rate	1.6%	–	30.0%	2.9%
			Constant prepayment rate	5.0%	–	10.0%	9.6%
			Loss recovery	36.4%	–	63.6%	62.0%

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	September 30, 2013	December 31, 2012
	(in millions)
Syndicated loans
Unpaid principal balance	$4,261	$4,023
Excess unpaid principal over fair value	(55)	(101)
Fair value	$4,206	$3,922
Fair value of loans more than 90 days past due	$24	$34
Fair value of loans in nonaccrual status	24	34
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	34	38
Debt
Unpaid principal balance	$4,696	$4,757
Excess unpaid principal over fair value	(237)	(307)
Fair value	$4,459	$4,450
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

Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $32 million and $(8) million for the three months ended September 30, 2013 and 2012, respectively. Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $23 million and $(34) million for the nine months ended September 30, 2013 and 2012, respectively. The majority of the syndicated loans and debt have floating rates; as such, changes in their fair values are primarily attributable to changes in credit spreads.

Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(in millions)
Debt of consolidated CDOs due 2016-2025	$4,459	$4,450	1.0%	0.9%
Floating rate revolving credit borrowings due 2014	302	309	2.6	2.6
Floating rate revolving credit borrowings due 2015	95	104	2.4	2.4
Floating rate revolving credit borrowings due 2017	118	118	4.5	4.5
Floating rate revolving credit borrowings due 2018	268	—	3.5	—
Total	$5,242	$4,981
The debt of the consolidated CDOs has both fixed and floating interest rates, which range from 0% to 13.2%. The interest rates on the debt of CDOs are weighted average rates based on the outstanding principal and contractual interest rates. The carrying value of the debt of the consolidated CDOs represents the fair value of the aggregate debt. The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt of certain consolidated pooled investment vehicles managed by Threadneedle. The fair value of this debt was $783 million and $531 million as of September 30, 2013 and December 31, 2012, respectively. The consolidated pooled investment vehicles have entered into interest rate swaps and collars to manage the interest rate exposure on the floating rate revolving credit borrowings. The fair value of these derivative instruments is recorded gross and was a liability of $11 million and $17 million at September 30, 2013 and December 31, 2012, respectively. The overall effective interest rate reflecting the impact of the derivative contracts was 4.3% and 4.8% as of September 30, 2013 and December 31, 2012, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

4.  Investments

The following is a summary of Ameriprise Financial investments:

	September 30, 2013	December 31, 2012
	(in millions)
Available-for-Sale securities, at fair value	$30,084	$31,472
Mortgage loans, net	3,524	3,609
Policy and certificate loans	769	754
Other investments	1,027	1,042
Total	$35,404	$36,877

The following is a summary of net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Investment income on fixed maturities	$390	$442	$1,194	$1,353
Net realized gains (losses)	6	(68)	7	(75)
Affordable housing partnerships	(3)	(5)	(11)	(17)
Other	17	15	76	51
Consolidated investment entities	81	43	165	118
Total net investment income	$491	$427	$1,431	$1,430

Available-for-Sale securities distributed by type were as follows:

	September 30, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$16,198	$1,392	$(88)	$17,502	$2
Residential mortgage backed securities	5,895	171	(123)	5,943	(43)
Commercial mortgage backed securities	2,612	166	(8)	2,770	—
Asset backed securities	1,377	54	(6)	1,425	—
State and municipal obligations	2,079	116	(72)	2,123	—
U.S. government and agencies obligations	47	6	—	53	—
Foreign government bonds and obligations	240	19	(7)	252	—
Common stocks	7	9	—	16	3
Total	$28,455	$1,933	$(304)	$30,084	$(38)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$16,628	$2,196	$(9)	$18,815	$—
Residential mortgage backed securities	5,280	261	(112)	5,429	(58)
Commercial mortgage backed securities	3,120	299	—	3,419	—
Asset backed securities	1,204	75	(4)	1,275	—
State and municipal obligations	2,034	241	(36)	2,239	—
U.S. government and agencies obligations	49	9	—	58	—
Foreign government bonds and obligations	188	36	—	224	—
Common stocks	7	6	—	13	2
Total	$28,510	$3,123	$(161)	$31,472	$(56)
(1)  Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

At September 30, 2013 and December 31, 2012, fixed maturity securities comprised approximately 85% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At September 30, 2013 and December 31, 2012, the Company’s internal analysts rated $1.4 billion and $1.7 billion, respectively, of securities using criteria similar to those used by NRSROs. A summary of fixed maturity securities by rating was as follows:

	September 30, 2013			December 31, 2012
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$7,365	$7,631	25%	$7,462	$8,021	26%
AA	1,620	1,750	6	1,620	1,827	6
A	5,812	6,171	21	5,456	6,069	19
BBB	11,705	12,642	42	11,939	13,575	43
Below investment grade	1,946	1,874	6	2,026	1,967	6
Total fixed maturities	$28,448	$30,068	100%	$28,503	$31,459	100%

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

At September 30, 2013 and December 31, 2012, approximately 43% and 35%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2013
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	168	$2,496	$(79)	4	$70	$(9)	172	$2,566	$(88)
Residential mortgage backed securities	114	1,941	(47)	113	528	(76)	227	2,469	(123)
Commercial mortgage backed securities	26	243	(8)	1	—	—	27	243	(8)
Asset backed securities	34	453	(5)	3	21	(1)	37	474	(6)
State and municipal obligations	153	420	(35)	7	106	(37)	160	526	(72)
Foreign government bonds and obligations	22	71	(7)	—	—	—	22	71	(7)
Total	517	$5,624	$(181)	128	$725	$(123)	645	$6,349	$(304)

	December 31, 2012
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	76	$801	$(6)	6	$70	$(3)	82	$871	$(9)
Residential mortgage backed securities	22	408	(5)	134	658	(107)	156	1,066	(112)
Asset backed securities	9	108	(1)	5	86	(3)	14	194	(4)
State and municipal obligations	13	34	(1)	8	113	(35)	21	147	(36)
Total	120	$1,351	$(13)	153	$927	$(148)	273	$2,278	$(161)

As part of Ameriprise Financial's ongoing monitoring process, management determined that a majority of the change in gross unrealized losses on its Available-for-Sale securities is attributable to movement in interest rates.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Beginning balance	$157	$294	$176	$303
Credit losses for which an other-than-temporary impairment was not previously recognized	2	1	2	2
Credit losses for which an other-than-temporary impairment was previously recognized	—	12	4	25
Reductions for securities sold during the period (realized)	—	(125)	(23)	(148)
Ending balance	$159	$182	$159	$182

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

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income:

	Net Unrealized Securities Gains	Deferred Income Tax	Accumulated Other Comprehensive Income Related to Net Unrealized Securities Gains
	(in millions)
Balance at January 1, 2012	$1,350	$(467)	$883
Net unrealized securities gains arising during the period (1)	959	(344)	615
Reclassification of net securities losses included in net income	75	(26)	49
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(268)	94	(174)
Balance at September 30, 2012	$2,116	$(743)	$1,373	(2)

Balance at January 1, 2013	$2,017	$(705)	$1,312
Net unrealized securities losses arising during the period (1)	(1,326)	457	(869)
Reclassification of net securities gains included in net income	(7)	2	(5)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	436	(153)	283
Balance at September 30, 2013	$1,120	$(399)	$721	(2)
(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $11 million and $27 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at September 30, 2013 and 2012, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Gross realized gains	$8	$11	$15	$19
Gross realized losses	—	(64)	(2)	(65)
Other-than-temporary impairments	(1)	(15)	(6)	(29)
Total	$7	$(68)	$7	$(75)

Other-than-temporary impairments for the three months and nine months ended September 30, 2013 and 2012 primarily related to credit losses on non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity at September 30, 2013 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,498	$1,520
Due after one year through five years	6,125	6,533
Due after five years through 10 years	6,306	6,731
Due after 10 years	4,635	5,146
	18,564	19,930
Residential mortgage backed securities	5,895	5,943
Commercial mortgage backed securities	2,612	2,770
Asset backed securities	1,377	1,425
Common stocks	7	16
Total	$28,455	$30,084

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

Allowance for Loan Losses

The following tables present a rollforward of the allowance for loan losses for the nine months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	September 30, 2013
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Beginning balance	$29	$7	$8	$44
Charge-offs	(3)	(1)	(2)	(6)
Recoveries	—	—	1	1
Ending balance	$26	$6	$7	$39

Individually evaluated for impairment	$6	$—	$1	$7
Collectively evaluated for impairment	20	6	6	32

	September 30, 2012
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Beginning balance	$35	$9	$16	$60
Charge-offs	(6)	(2)	(7)	(15)
Recoveries	—	—	1	1
Provisions	—	—	4	4
Ending balance	$29	$7	$14	$50

Individually evaluated for impairment	$6	$1	$1	$8
Collectively evaluated for impairment	23	6	13	42

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	September 30, 2013
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Individually evaluated for impairment	$46	$5	$7	$58
Collectively evaluated for impairment	2,609	304	918	3,831
Total	$2,655	$309	$925	$3,889

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2012
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Individually evaluated for impairment	$44	$2	$8	$54
Collectively evaluated for impairment	2,562	335	1,061	3,958
Total	$2,606	$337	$1,069	$4,012

As of September 30, 2013 and December 31, 2012, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $23 million and $17 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.

Purchases and sales of loans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Purchases
Consumer loans	$—	$—	$—	$51
Syndicated loans	8	21	67	74
Total loans purchased	$8	$21	$67	$125

Sales
Consumer loans	$—	$78	$—	$199
Syndicated loans	—	5	2	5
Total loans sold	$—	$83	$2	$204

The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $15 million and $7 million as of September 30, 2013 and December 31, 2012, respectively. All other loans were considered to be performing.

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 2% of total commercial mortgage loans at both September 30, 2013 and December 31, 2012. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(in millions)
East North Central	$256	$260	10%	10%
East South Central	71	66	2	3
Middle Atlantic	204	207	8	8
Mountain	259	272	10	10
New England	143	146	5	6
Pacific	643	597	24	23
South Atlantic	710	661	27	25
West North Central	203	232	8	9
West South Central	166	165	6	6
	2,655	2,606	100%	100%
Less: allowance for loan losses	26	29
Total	$2,629	$2,577

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(in millions)
Apartments	$484	$450	18%	17%
Hotel	33	36	1	1
Industrial	462	474	18	18
Mixed use	27	42	1	2
Office	565	610	21	24
Retail	924	858	35	33
Other	160	136	6	5
	2,655	2,606	100%	100%
Less: allowance for loan losses	26	29
Total	$2,629	$2,577

Syndicated Loans

The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at September 30, 2013 and December 31, 2012 were $4 million and $3 million, respectively.

Consumer Loans

The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration in determining the allowance for loan losses for consumer loans. At a minimum, management updates FICO scores and LTV ratios semiannually.

As of both September 30, 2013 and December 31, 2012, approximately 5% of consumer loans had FICO scores below 640. At September 30, 2013 and December 31, 2012, approximately 5% and 8%, respectively, of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for consumer loans is in California representing 38% of the portfolio as of both September 30, 2013 and December 31, 2012. No other state represents more than 10% of the total consumer loan portfolio.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Troubled Debt Restructurings

The following table presents the number of loans restructured by the Company during the period and their recorded investment at the end of the period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in millions, except number of loans)
Commercial mortgage loans	3	$12	3	$12	7	$22	4	$13
Syndicated loans	—	—	—	—	1	—	2	2
Consumer bank loans	4	—	17	—	13	—	56	1
Total	7	$12	20	$12	21	$22	62	$16

The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and nine months ended September 30, 2013 and 2012. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

6.  Deferred Acquisition Costs and Deferred Sales Inducement Costs

In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions. The impact in the third quarter of 2013 primarily reflected the impact of expected higher interest rates and changes in assumed policyholder behavior. The impact in the third quarter of 2012 primarily reflected the low interest rate environment and the assumption of continued low interest rates over the near-term.

The balances of and changes in DAC were as follows:

	2013	2012
	(in millions)
Balance at January 1	$2,399	$2,440
Capitalization of acquisition costs	252	229
Amortization, excluding the impact of valuation assumptions review	(231)	(186)
Amortization impact of valuation assumptions review	78	(11)
Impact of change in net unrealized securities losses (gains)	112	(75)
Balance at September 30	$2,610	$2,397

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2013	2012
	(in millions)
Balance at January 1	$404	$464
Capitalization of sales inducement costs	4	6
Amortization, excluding the impact of valuation assumptions review	(39)	(30)
Amortization impact of valuation assumptions review	25	(13)
Impact of change in net unrealized securities losses (gains)	18	(11)
Balance at September 30	$412	$416

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities

Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2013	December 31, 2012
	(in millions)
Policyholder account balances
Fixed annuities	$13,998	$14,420
Variable annuity fixed sub-accounts	4,912	4,833
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,770	2,725
Indexed universal life (“IUL”) insurance	263	137
Other life insurance	911	943
Total policyholder account balances	22,854	23,058
Future policy benefits
Variable annuity GMWB	(109)	799
Variable annuity GMAB	(24)	103
Other annuity liabilities	96	158
Fixed annuities life contingent liabilities	1,524	1,520
Equity indexed annuities ("EIA")	28	33
Life, disability income and long term care insurance	4,686	4,703
VUL/UL insurance additional liabilities	287	296
Total future policy benefits	6,488	7,612
Policy claims and other policyholders’ funds	601	547
Total policyholder account balances, future policy benefits and claims	$29,943	$31,217

Separate account liabilities consisted of the following:

	September 30, 2013	December 31, 2012
	(in millions)
Variable annuity variable sub-accounts	$67,907	$63,302
VUL insurance variable sub-accounts	6,562	6,051
Other insurance variable sub-accounts	43	42
Threadneedle investment liabilities	3,276	3,002
Total	$77,788	$72,397

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	September 30, 2013				December 31, 2012
Variable Annuity Guarantees by Benefit Type(1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$50,219	$48,406	$37	63	$45,697	$43,942	$61	63
Five/six-year reset	11,096	8,549	55	64	11,233	8,722	115	63
One-year ratchet	7,508	7,088	54	65	7,367	6,933	106	65
Five-year ratchet	1,712	1,657	2	62	1,616	1,563	3	61
Other	997	977	45	69	912	885	62	68
Total — GMDB	$71,532	$66,677	$193	63	$66,825	$62,045	$347	63

GGU death benefit	$1,015	$962	$110	64	$958	$907	$93	63

GMIB	$410	$386	$45	66	$425	$399	$72	66

GMWB:
GMWB	$3,873	$3,857	$14	67	$3,898	$3,880	$34	66
GMWB for life	32,290	32,143	211	65	28,588	28,462	263	64
Total — GMWB	$36,163	$36,000	$225	65	$32,486	$32,342	$297	64
GMAB	$4,026	$4,012	$2	57	$3,773	$3,762	$5	57
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

Changes in variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Balance at January 1, 2012	$5	$9	$1,377	$237	$111
Incurred claims	5	1	(304)	(103)	39
Paid claims	(6)	(1)	—	—	(8)
Balance at September 30, 2012	$4	$9	$1,073	$134	$142

Balance at January 1, 2013	$4	$9	$799	$103	$155
Incurred claims	2	(2)	(908)	(127)	45
Paid claims	(3)	—	—	—	(11)
Balance at September 30, 2013	$3	$7	$(109)	$(24)	$189
The liabilities for guaranteed benefits are supported by general account assets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30, 2013	December 31, 2012
	(in millions)
Mutual funds:
Equity	$34,204	$32,054
Bond	25,366	26,165
Other	7,184	3,991
Total mutual funds	$66,754	$62,210

9.  Debt

The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance				Stated Interest Rate
	September 30, 2013		December 31, 2012		September 30, 2013	December 31, 2012
	(in millions)
Long-term debt:
Senior notes due 2015	$736	(1)	$750	(1)	5.7%	5.7%
Senior notes due 2019	331	(1)	347	(1)	7.3	7.3
Senior notes due 2020	789	(1)	812	(1)	5.3	5.3
Senior notes due 2023	597		—		4.0	—
Senior notes due 2039	200		200		7.8	7.8
Junior subordinated notes due 2066	294		294		7.5	7.5
Total long-term debt	2,947		2,403

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	350		—		0.3	—
Repurchase agreements	150		501		0.3	0.4
Total short-term borrowings	500		501
Total	$3,447		$2,904
(1) Amounts include adjustments for fair value hedges on the Company’s long-term debt. See Note 12 for information on the Company’s fair value hedges.

The amounts included in the table above are net of any unamortized discount associated with issuing these notes.

On September 6, 2013, the Company issued $600 million of unsecured senior notes due October 15, 2023, and incurred debt issuance costs of $5 million. Interest payments are due semi-annually in arrears on April 15 and October 15, commencing
April 15, 2014.

In October 2013, the Company issued a notice of redemption for $350 million of its senior notes due November 2015. The notes were redeemed pursuant to the terms of the indenture at the principal value plus an aggregate premium and accrued interest to the redemption date. The redemption date of the notes was November 4, 2013. The Company will record a net pretax loss of approximately $20 million on the redemption of the notes in the fourth quarter of 2013.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

On September 30, 2013, the Company entered into a restated credit agreement for $500 million expiring on September 28, 2018. Under the terms of the agreement, the Company may increase the amount of this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under the agreement are reduced by any outstanding letters of credit. The Company had no borrowings outstanding under this facility and outstanding letters of credit issued against this facility were $2 million as of September 30, 2013.

The Company’s junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants at both September 30, 2013 and December 31, 2012.

Short-term Borrowings

The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings. The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $156 million and $518 million at September 30, 2013 and December 31, 2012, respectively. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.

The Company’s insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $436 million at September 30, 2013. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$19	$2,375	$—	$2,394
Available-for-Sale securities:
Corporate debt securities	—	15,870	1,632	17,502
Residential mortgage backed securities	—	5,655	288	5,943
Commercial mortgage backed securities	—	2,755	15	2,770
Asset backed securities	—	1,222	203	1,425
State and municipal obligations	—	2,123	—	2,123
U.S. government and agencies obligations	17	36	—	53
Foreign government bonds and obligations	—	252	—	252
Common stocks	5	6	5	16
Total Available-for-Sale securities	22	27,919	2,143	30,084
Trading securities	3	23	—	26
Separate account assets	—	77,788	—	77,788
Other assets:
Interest rate derivative contracts	—	1,642	—	1,642
Equity derivative contracts	385	1,133	—	1,518
Foreign currency derivative contracts	1	2	—	3
Total other assets	386	2,777	—	3,163
Total assets at fair value	$430	$110,882	$2,143	$113,455
Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$4	$—	$4
IUL embedded derivatives	—	—	96	96
GMWB and GMAB embedded derivatives	—	—	(256)	(256)	(2)
Total future policy benefits	—	4	(160)	(156)	(1)
Customer deposits	—	7	—	7
Other liabilities:
Interest rate derivative contracts	—	1,554	—	1,554
Equity derivative contracts	333	2,083	—	2,416
Credit derivative contracts	—	6	—	6
Foreign currency derivative contracts	1	—	—	1
Other	—	12	—	12
Total other liabilities	334	3,655	—	3,989
Total liabilities at fair value	$334	$3,666	$(160)	$3,840
(1) The Company’s adjustment for nonperformance risk resulted in a $238 million cumulative increase to the embedded derivatives.
(2) The fair value of the GMWB and GMAB embedded derivatives was a net asset at September 30, 2013 and the amount is reported as a contra liability.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$18	$1,539	$—	$1,557
Available-for-Sale securities:
Corporate debt securities	—	17,051	1,764	18,815
Residential mortgage backed securities	—	5,145	284	5,429
Commercial mortgage backed securities	—	3,213	206	3,419
Asset backed securities	—	1,097	178	1,275
State and municipal obligations	—	2,239	—	2,239
U.S. government and agencies obligations	19	39	—	58
Foreign government bonds and obligations	—	224	—	224
Common stocks	3	4	6	13
Total Available-for-Sale securities	22	29,012	2,438	31,472
Trading securities	1	24	—	25
Separate account assets	—	72,397	—	72,397
Other assets:
Interest rate derivative contracts	—	2,358	—	2,358
Equity derivative contracts	285	973	—	1,258
Foreign currency derivative contracts	—	6	—	6
Commodity derivative contracts	—	1	—	1
Total other assets	285	3,338	—	3,623
Total assets at fair value	$326	$106,310	$2,438	$109,074
Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$2	$—	$2
IUL embedded derivatives	—	—	45	45
GMWB and GMAB embedded derivatives	—	—	833	833
Total future policy benefits	—	2	878	880	(1)
Customer deposits	—	8	—	8
Other liabilities:
Interest rate derivative contracts	—	1,486	—	1,486
Equity derivative contracts	258	1,565	—	1,823
Foreign currency derivative contracts	1	—	—	1
Other	1	3	—	4
Total other liabilities	260	3,054	—	3,314
Total liabilities at fair value	$260	$3,064	$878	$4,202

(1) The Company’s adjustment for nonperformance risk resulted in a $398 million cumulative decrease to the embedded derivatives.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities							Future Policy Benefits
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2013	$1,667	$69	$210	$214	$5	$2,165		$(76)		$(11)		$(87)
Total gains (losses) included in:
Net income	(1)	—	—	—	—	(1)	(1)	(2)	(2)	322	(3)	320
Other comprehensive income	3	(1)	—	(2)	—	—		—		—		—
Purchases	—	245	—	29	—	274		—		—		—
Sales	—	—	—	—	—	—		—		—		—
Issues	—	—	—	—	—	—		(17)		(60)		(77)
Settlements	(37)	(6)	(36)	(1)	—	(80)		(1)		5		4
Transfers into Level 3	—	—	—	—	—	—		—		—		—
Transfers out of Level 3	—	(19)	(159)	(37)	—	(215)		—		—		—
Balance, September 30, 2013	$1,632	$288	$15	$203	$5	$2,143		$(96)		$256		$160

Changes in unrealized gains (losses) relating to assets and liabilities held at September 30, 2013 included in:
Net investment income	$(1)	$—	$—	$1	$—	$—		$—		$—		$—
Interest credited to fixed accounts	—	—	—	—	—	—		(2)		—		(2)
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—		321		321
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities							Future Policy Benefits
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2012	$1,485	$238	$69	$185	$5	$1,982		$—		$(1,406)		$(1,406)
Total gains (losses) included in:
Net income	(1)	(31)	1	1	—	(30)	(1)	1	(2)	321	(3)	322
Other comprehensive income	14	40	4	3	—	61		—		—		—
Purchases	139	54	—	—	—	193		—		—		—
Sales	—	(75)	—	—	—	(75)		—		—		—
Issues	—	—	—	—	—	—		(16)		(49)		(65)
Settlements	(40)	(8)	(1)	(4)	—	(53)		—		(8)		(8)
Transfers into Level 3	—	—	146	15	—	161		(22)		—		(22)
Transfers out of Level 3	—	(146)	(7)	—	—	(153)		—		—		—
Balance, September 30, 2012	$1,597	$72	$212	$200	$5	$2,086		$(37)		$(1,142)		$(1,179)

Changes in unrealized gains (losses) relating to assets and liabilities held at September 30, 2012 included in:
Net investment income	$(1)	$—	$1	$1	$—	1		$—		$—		$—
Interest credited to fixed accounts	—	—	—	—	—	—		1		—		1
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—		310		310
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities							Future Policy Benefits
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2013	$1,764	$284	$206	$178	$6	$2,438		$(45)		$(833)		$(878)
Total gains (losses) included in:
Net income	(2)	—	—	1	—	(1)	(1)	(8)	(2)	1,246	(3)	1,238
Other comprehensive loss	(34)	(1)	(6)	5	—	(36)		—		—		—
Purchases	74	307	10	200	—	591		—		—		—
Sales	—	—	—	—	—	—		—		—		—
Issues	—	—	—	—	—	—		(42)		(163)		(205)
Settlements	(170)	(7)	(36)	(4)	—	(217)		(1)		6		5
Transfers into Level 3	—	—	—	8	—	8		—		—		—
Transfers out of Level 3	—	(295)	(159)	(185)	(1)	(640)		—		—		—
Balance, September 30, 2013	$1,632	$288	$15	$203	$5	$2,143		$(96)		$256		$160

Changes in unrealized gains (losses) relating to assets and liabilities held at September 30, 2013 included in:
Net investment income	$(2)	$—	$—	$1	$—	$(1)		$—		$—		$—
Interest credited to fixed accounts	—	—	—	—	—	—		(8)		—		(8)
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—		1,229		1,229
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities							Future Policy Benefits
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2012	$1,355	$215	$50	$189	$5	$1,814		$—		$(1,585)		$(1,585)
Total gains (losses) included in:
Net income	(1)	(45)	1	2	—	(43)	(1)	1	(2)	577	(3)	578
Other comprehensive income	19	68	6	4	—	97		—		—		—
Purchases	349	99	9	—	1	458		—		—		—
Sales	—	(75)	—	—	—	(75)		—		—		—
Issues	—	—	—	—	—	—		(16)		(131)		(147)
Settlements	(135)	(38)	(3)	(17)	—	(193)		—		(3)		(3)
Transfers into Level 3	10	22	183	22	—	237		(22)		—		(22)
Transfers out of Level 3	—	(174)	(34)	—	(1)	(209)		—		—		—
Balance, September 30, 2012	$1,597	$72	$212	$200	$5	$2,086		$(37)		$(1,142)		$(1,179)

Changes in unrealized gains (losses) relating to assets and liabilities held at September 30, 2012 included in:
Net investment income	$(1)	$—	$1	$1	$—	$1		$—		$—		$—
Interest credited to fixed accounts	—	—	—	—	—	—		1		—		1
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—		544		544
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(14) million and $(51) million, net of DAC, DSIC and unearned revenue amortization and the reinsurance accrual, for the three months ended September 30, 2013 and 2012, respectively. The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(104) million and $(45) million, net of DAC, DSIC and unearned revenue amortization and the reinsurance accrual, for the nine months ended September 30, 2013 and 2012, respectively.

Securities transferred from Level 3 primarily represent securities with fair values that are now obtained from a third party pricing service with observable inputs. Securities transferred to Level 3 represent securities with fair values that are now based on a single non-binding broker quote. The transfer of the IUL embedded derivatives to Level 3 is due to the impact of the unobservable inputs to the valuation becoming more significant. The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. For assets and liabilities held at the end of the reporting periods that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,583	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	–	5.5%	1.8%
IUL embedded derivatives	$96	Discounted cash flow	Nonperformance risk (3)	95		bps
GMWB and GMAB embedded derivatives	$(256)	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	51.1%
			Surrender rate	0.1%	–	57.9%
			Market volatility (2)	5.1%	–	19.1%
			Nonperformance risk (3)	95		bps
			Elective contractholder strategy allocations (4)	0.0%	–	50.0%

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,712	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	–	8.5%	2.1%
IUL embedded derivatives	$45	Discounted cash flow	Nonperformance risk (3)	97		bps
GMWB and GMAB embedded derivatives	$833	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	56.4%
			Surrender rate	0.0%	–	56.3%
			Market volatility (2)	5.6%	–	21.2%
			Nonperformance risk (3)	97		bps
(1) The utilization of guaranteed withdrawals represents the percentage of policyholders that will begin withdrawing in any given year.
(2) Market volatility is implied volatility of fund of funds and portfolio stabilizer funds.
(3) The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.
(4) The elective allocation represents the percentage of contractholders that are assumed to electively switch their investment allocation to a different allocation model.

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

Significant increases (decreases) in utilization and volatility used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in surrender rate, nonperformance risk and elective allocation used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would result in a significantly lower (higher) fair value measurement. Utilization of guaranteed withdrawals and surrender rates vary with the type of rider, the duration of the policy, the age of the contractholder, the distribution system and whether the value of the guaranteed benefit exceeds the contract accumulation value.

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

Investments (Available-for-Sale Securities and Trading Securities)

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries. Level 2 securities primarily include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, municipal bonds and U.S. agency and foreign government securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and asset backed securities. The fair value of corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company. The Company’s privately placed corporate bonds are typically based on a single non-binding broker quote. In addition to the general pricing controls, the Company reviews the broker prices to ensure that the broker quotes are reasonable and, when available, compares prices of privately issued securities to public issues from the same issuer to ensure that the implicit illiquidity premium applied to the privately placed investment is reasonable considering investment characteristics, maturity, and average life of the investment.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Other Assets

Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at September 30, 2013 and December 31, 2012. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.

Liabilities

Future Policy Benefits

The Company values the embedded derivatives attributable to the provisions of certain variable annuity riders using internal valuation models. These models calculate fair value by discounting expected cash flows from benefits plus margins for profit, risk and expenses less embedded derivative fees. The projected cash flows used by these models include observable capital market assumptions and incorporate significant unobservable inputs related to contractholder behavior assumptions, implied volatility, and margins for risk, profit and expenses that the Company believes an exit market participant would expect. The fair value also reflects a current estimate of the Company’s nonperformance risk specific to these embedded derivatives. Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3. The embedded derivatives attributable to these provisions is recorded in policyholder account balances, future policy benefits and claims.

The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivatives associated with the provisions of its EIA and IUL products. Significant inputs to the EIA calculation include observable interest rates, volatilities and equity index levels and, therefore, are classified as Level 2. The fair value of the IUL embedded derivatives includes significant observable interest rates, volatilities and equity index levels and the significant unobservable estimate of the Company’s nonperformance risk. Given the significance of the nonperformance risk assumption to the fair value, the IUL embedded derivatives are classified as Level 3. The embedded derivatives attributable to these provisions are recorded in policyholder account balances, future policy benefits and claims.

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

Other Liabilities

Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at September 30, 2013 and December 31, 2012. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.

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

	September 30, 2013
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,524	$—	$—	$3,544	$3,544
Policy and certificate loans	769	—	1	756	757
Receivables	1,092	95	989	8	1,092
Restricted and segregated cash	2,259	2,259	—	—	2,259
Other investments and assets	362	—	294	69	363

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,283	$—	$—	$14,853	$14,853
Investment certificate reserves	3,869	—	—	3,878	3,878
Brokerage customer deposits	2,868	2,868	—	—	2,868
Separate account liabilities	3,654	—	3,654	—	3,654
Debt and other liabilities	3,554	131	3,632	82	3,845

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2012
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,609	$—	$—	$3,694	$3,694
Policy and certificate loans	754	—	2	725	727
Receivables	1,067	135	926	12	1,073
Restricted and segregated cash	2,538	2,538	—	—	2,538
Other investments and assets	390	—	333	60	393

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,701	$—	$—	$15,982	$15,982
Investment certificate reserves	3,494	—	—	3,494	3,494
Brokerage customer deposits	3,024	3,024	—	—	3,024
Separate account liabilities	3,362	—	3,362	—	3,362
Debt and other liabilities	3,033	145	3,109	142	3,396

Mortgage Loans, Net

The fair value of commercial mortgage loans, except those with significant credit deterioration, is determined by discounting contractual cash flows using discount rates that reflect current pricing for loans with similar remaining maturities, liquidity and characteristics including loan-to-value ratio, occupancy rate, refinance risk, debt-service coverage, location, and property condition. For commercial mortgage loans with significant credit deterioration, fair value is determined using the same adjustments as above with an additional adjustment for the Company’s estimate of the amount recoverable on the loan. Given the significant unobservable inputs to the valuation of commercial mortgage loans, these measurements are classified as Level 3.

The fair value of consumer loans is determined by discounting estimated cash flows and incorporating adjustments for prepayment, administration expenses, loss severity, liquidity and credit loss estimates, with discount rates based on the Company’s estimate of current market conditions. The fair value of consumer loans is classified as Level 3 as the valuation includes significant unobservable inputs.

Policy and Certificate Loans

Policy loans represent loans made against the cash surrender value of the underlying life insurance or annuity product. These loans and the related interest are usually realized at death of the policyholder or contractholder or at surrender of the contract and are not transferable without the underlying insurance or annuity contract. The fair value of policy loans is determined by estimating expected cash flows discounted at rates based on the U.S. Treasury curve. Policy loans are classified as Level 3 as the discount rate used may be adjusted for the underlying performance of individual policies.

Certificate loans represent loans made against and collateralized by the underlying certificate balance. These loans do not transfer to third parties separate from the underlying certificate. The outstanding balance of these loans is considered a reasonable estimate of fair value and is classified as Level 2.

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

Policyholder Account Balances, Future Policy Benefits and Claims

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,030	$—	$3,030	$(2,875)	$(97)	$(35)	$23
OTC cleared	17	—	17	(13)	(4)	—	—
Exchange-traded	116	—	116	—	—	—	116
Total derivatives	3,163	—	3,163	(2,888)	(101)	(35)	139
Securities borrowed	95	—	95	(40)	(55)	—	—
Total	$3,258	$—	$3,258	$(2,928)	$(156)	$(35)	$139

	December 31, 2012
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
`				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,527	$—	$3,527	$(2,706)	$(428)	$(355)	$38
Exchange-traded	96	—	96	—	—	—	96
Total derivatives	3,623	—	3,623	(2,706)	(428)	(355)	134
Securities borrowed	135	—	135	(67)	(68)	—	—
Total	$3,758	$—	$3,758	$(2,773)	$(496)	$(355)	$134
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
OTC derivatives	$3,962	$—	$3,962	$(2,875)	$—	$(1,070)	$17
OTC cleared derivatives	15	—	15	(13)	(2)	—	—
Total derivatives	3,977	—	3,977	(2,888)	(2)	(1,070)	17
Securities loaned	92	—	92	(40)	(52)	—	—
Repurchase agreements	150	—	150	—	—	(150)	—
Total	$4,219	$—	$4,219	$(2,928)	$(54)	$(1,220)	$17

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2012
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
OTC derivatives	$3,310	$—	$3,310	$(2,706)	$(67)	$(531)	$6
Securities loaned	145	—	145	(67)	(78)	—	—
Repurchase agreements	501	—	501	—	—	(501)	—
Total	$3,956	$—	$3,956	$(2,773)	$(145)	$(1,032)	$6
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

In April 2012, the Financial Stability Oversight Council approved the final rule and interpretive guidance that provides the framework it will follow to determine if a nonbank financial company is a Systemically Important Financial Institution. The framework includes a three-stage process to help narrow down the pool of nonbank financial companies for review and possible designation. Stage 1 criteria include having at least $50 billion in assets and meeting one of five additional quantitative measures. One of the five thresholds is $3.5 billion of derivative liabilities after considering the effects of master netting arrangements and cash collateral held with the same counterparty. The Company believes that after the application of master netting arrangements and cash collateral, its net derivative liability is less than the threshold based on the Company's interpretation of the rule. See Note 11 for additional information related to the impacts of master netting arrangements and cash collateral on the Company's freestanding derivative liabilities.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Assets			Liabilities
	Balance Sheet Location	September 30, 2013	December 31, 2012	Balance Sheet Location	September 30, 2013		December 31, 2012
		(in millions)			(in millions)
Derivatives designated as hedging instruments
Fair value hedges
Fixed rate debt	Other assets	$117	$167	Other liabilities	$—		$—
Total qualifying hedges		117	167		—		—
Derivatives not designated as hedging instruments
GMWB and GMAB
Interest rate contracts	Other assets	1,525	2,191	Other liabilities	1,554		1,486
Equity contracts	Other assets	1,443	1,215	Other liabilities	2,360		1,792
Credit contracts	Other assets	—	—	Other liabilities	6		—
Foreign currency contracts	Other assets	2	6	Other liabilities	—		—
Embedded derivatives (1)	N/A	—	—	Policyholder account balances, future policy benefits and claims	(256)	(2)	833
Total GMWB and GMAB		2,970	3,412		3,664		4,111
Other derivatives:
Equity
EIA embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	4		2
IUL	Other assets	19	6	Other liabilities	7		1
IUL embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	96		45
Stock market certificates	Other assets	56	37	Other liabilities	49		30
Stock market certificates embedded derivatives	N/A	—	—	Customer deposits	7		8
Foreign exchange
Foreign currency	Other assets	1	—	Other liabilities	1		1
Commodity
Seed money	Other assets	—	1	Other liabilities	—		—
Total other		76	44		164		87
Total non-designated hedges		3,046	3,456		3,828		4,198
Total derivatives		$3,163	$3,623		$3,828		$4,198
N/A  Not applicable.
(1) The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.
(2) The fair value of the GMWB and GMAB embedded derivatives was a net asset at September 30, 2013 and the amount is reported as a contra liability.

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$(63)	$(12)	$(575)	$91
Equity contracts	Benefits, claims, losses and settlement expenses	(319)	(402)	(799)	(909)
Credit contracts	Benefits, claims, losses and settlement expenses	(3)	—	5	(2)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	8	(6)	15	(5)
Embedded derivatives (1)	Benefits, claims, losses and settlement expenses	267	264	1,089	443
Total GMWB and GMAB		(110)	(156)	(265)	(382)
Other derivatives:
Interest
Bank assets	Net investment income	—	(7)	—	(7)
Seed money	Net investment income	—	—	2	—
Equity
IUL	Interest credited to fixed accounts	2	1	8	1
IUL embedded derivatives	Interest credited to fixed accounts	3	1	8	1
EIA	Interest credited to fixed accounts	1	—	2	1
EIA embedded derivatives	Interest credited to fixed accounts	—	—	(1)	—
Stock market certificates	Banking and deposit interest expense	1	2	5	6
Stock market certificates embedded derivatives	Banking and deposit interest expense	—	2	(4)	5
Seed money	Net investment income	(4)	(2)	(12)	(5)
Ameriprise Financial Franchise Advisor Deferred Compensation Plan	Distribution expenses	—	2	—	3
Deferred compensation	Distribution expenses	1	—	3	—
Deferred compensation	General and administrative expense	2	—	2	—
Foreign exchange
Foreign currency	Net investment income	—	1	(3)	1
Commodity
Seed money	Net investment income	—	(1)	1	(1)
Total other		6	(1)	11	5
Total derivatives		$(104)	$(157)	$(254)	$(377)
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps, variance swaps and credit default swaps. At September 30, 2013 and December 31, 2012, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $145.9 billion and $142.1 billion, respectively.

The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2013(1)	$104	$20
2014	347	58
2015	320	65
2016	289	49
2017	238	44
2018-2027	783	107
(1) 2013 amounts represent the amounts payable and receivable for the period from October 1, 2013 to December 31, 2013.

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

EIA, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $1.5 billion and $1.3 billion at September 30, 2013 and December 31, 2012, respectively.

The Company enters into forward contracts, futures and commodity swaps to manage its exposure to price risk arising from seed money investments in proprietary investment products. The gross notional amount of these contracts was $128 million and $146 million at September 30, 2013 and December 31, 2012, respectively.

The Company enters into foreign currency forward contracts to economically hedge its exposure to certain receivables and obligations denominated in non-functional currencies. The gross notional amount of these contracts was $34 million and $14 million at September 30, 2013 and December 31, 2012, respectively.

The Company enters into futures contracts to economically hedge its exposure related to deferred compensation plans. The gross notional amount of these contracts was $35 million and $5 million at September 30, 2013 and December 31, 2012, respectively.

Embedded Derivatives

Certain annuities contain GMAB and non-life contingent GMWB provisions, which are considered embedded derivatives. In addition, the equity component of the EIA, IUL and stock market certificate product obligations are also considered embedded derivatives. These embedded derivatives are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. As discussed above, the Company uses derivatives to mitigate the financial statement impact of these embedded derivatives.

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the nine months ended September 30, 2012, the Company reclassified from accumulated other comprehensive income into earnings a $3 million gain on an interest rate hedge put in place in anticipation of issuing debt. The gain was reclassified due to the forecasted transaction not occurring according to the original hedge strategy. For the three months and nine months ended September 30, 2013 and 2012, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax losses as of September 30, 2013 that the Company expects to reclassify to earnings within the next twelve months is $1 million, which consists of $5 million of pretax gains to be recorded as a reduction to interest and debt expense and $6 million of pretax losses to be recorded in net investment income. The following tables present the impact of the effective portion of the Company’s cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity:

	Amount of Gain Recognized in Other Comprehensive Income (Loss) on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as hedging instruments	2013	2012	2013	2012
	(in millions)
Interest on debt	$—	$—	$—	$14

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Other revenues	$—	$—	$—	$3
Interest and debt expense	2	1	3	3
Net investment income	(3)	(2)	(4)	(5)
Total	$(1)	$(1)	$(1)	$1

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

		Amount of Gain Recognized in Income on Derivatives
Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
		(in millions)
Fixed rate debt	Interest and debt expense	$20	$9	$30	$28

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

Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At September 30, 2013 and December 31, 2012, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $690 million and $364 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2013 and December 31, 2012 was $674 million and $360 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at September 30, 2013 and December 31, 2012 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $16 million and $4 million, respectively.

13.  Shareholders’ Equity

The following table provides information related to amounts reclassified from AOCI:

		Amount Reclassified from AOCI
AOCI Reclassification	Location of Loss (Gain) Recognized in Income	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
		(in millions)
Net unrealized gains on Available-for-Sale securities	Net investment income	$(7)	$(7)
Tax expense	Income tax provision	2	2
Net of tax		$(5)	$(5)

Losses (gains) on cash flow hedges:
Interest rate contracts	Interest and debt expense	$(2)	$(3)
Swaptions	Net investment income	3	4
Total before tax		1	1
Tax benefit	Income tax provision	—	—
Net of tax		$1	$1

The Company made adjustments to AOCI for the impact to DAC, DSIC, benefit reserves and reinsurance recoverable on net unrealized securities gains of $18 million and $283 million, net of tax, for the three months and nine months ended September 30, 2013, respectively. See Note 4 for additional information related to the impact of DAC, DSIC, benefit reserves and reinsurance recoverable on net unrealized securities gains/losses included in AOCI. See Note 12 for additional information regarding the Company’s cash flow hedges.

During the nine months ended September 30, 2013 and 2012, the Company repurchased a total of 14.3 million shares and 18.7 million shares, respectively, of its common stock for an aggregate cost of $1.1 billion and $990 million, respectively. As of September 30, 2013, the Company had $1.0 billion remaining under its share repurchase authorization.

The Company may also reacquire shares of its common stock under its share-based compensation plans related to restricted stock awards and certain option exercises. The holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligation. These vested restricted shares are reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. For the nine months ended September 30, 2013 and 2012, the Company reacquired 0.4 million and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $26 million and $18 million, respectively, related to the holders’ income tax obligations on the vesting date. Beginning in 2013, option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the nine months ended September 30, 2013, the Company reacquired 2.7 million shares of its common stock through the net settlement of options for an aggregate value of $203 million, of which $130 million related to the strike price and $73 million related to the holders’ income tax obligation.

During the nine months ended September 30, 2013 and 2012, the Company reissued 1.9 million and 1.8 million treasury shares, respectively, for restricted stock award grants and issuance of shares vested under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

14.  Income Taxes

The Company’s effective tax rate on income from continuing operations was 25.5% and 23.8% for the three months ended September 30, 2013 and 2012, respectively. The Company’s effective tax rate on income from continuing operations was 26.4% and 30.3% for the nine months ended September 30, 2013 and 2012, respectively. The Company’s effective tax rates for the three months and nine months ended September 30, 2013 are lower than the statutory rate as a result of tax preferred items including the dividends received deduction, foreign tax credits and low income housing credits. The decrease in the effective tax rate for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is primarily the result of a $32 million correction of tax related to securities lending activities in 2012.

Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $38 million which will expire beginning December 31, 2014.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize the full benefit of certain state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $16 million at both September 30, 2013 and December 31, 2012.

As of September 30, 2013 and December 31, 2012, the Company had $181 million and $116 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $55 million and $38 million, net of federal tax benefits, of unrecognized tax benefits would affect the effective tax rate as of September 30, 2013 and December 31, 2012, respectively.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $143 million in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $2 million and $4 million in interest and penalties for the three months and nine months ended September 30, 2013, respectively. The Company recognized a net increase of nil and a net reduction of $4 million in interest and penalties for the three months and nine months ended September 30, 2012, respectively. At September 30, 2013 and December 31, 2012, the Company had a payable of $40 million and $36 million, respectively, related to accrued interest and penalties.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (“IRS”) has completed its field examination of the 1997 through 2007 tax returns. However, for federal income tax purposes, these years, except for 2007, continue to remain open as a consequence of certain unagreed-upon issues. The IRS is in the process of completing the audit of the Company’s U.S. income tax returns for 2008 and 2009 and began auditing the Company’s U.S. income tax returns for 2010 and 2011 in the fourth quarter of 2012. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2008 and remain open for all years after 2008. The Company filed its 2012 tax return in the third quarter of 2013, but the IRS has not yet begun its examination of 2012.

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

Executive Life Insurance Company of New York (“ELNY”) was placed into rehabilitation by a New York state court in 1991. On April 16, 2012, the court issued an order converting the rehabilitation into a liquidation proceeding under a plan submitted by the New York insurance regulator with support from NOLHGA and the industry. Closing under the liquidation plan took place in August 2013.

During the second quarter of 2012, the Company established a liability for estimated guaranty fund assessments and a related premium tax asset, primarily associated with ELNY. At September 30, 2013 and December 31, 2012, the estimated liability was $18 million and $26 million, respectively, and the related premium tax asset was $15 million and $19 million, respectively. The Company has recently received assessments related to ELNY from some of the state guaranty fund associations, however the expected period over which all of the assessments will be made and the related tax credits recovered is not known.

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

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the Office of the Comptroller of the Currency, the UK Financial Conduct Authority, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. During recent periods, the Company has received information requests, exams or inquiries regarding certain matters, including: sales and distribution of, or disclosures pertaining to, mutual funds, annuities, equity and fixed income securities; real estate investment trusts; insurance products; brokerage services and financial advice offerings; front office systems and controls at the Company’s UK subsidiary; supervision of the Company’s financial advisors; and information security. The Company is also responding to regulatory audits, market conduct examinations and other inquiries (including inquiries from the states of Minnesota and New York and a multistate examination) relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

In October 2011, a putative class action lawsuit entitled Roger Krueger, et al. vs. Ameriprise Financial, et al. was filed in the United States District Court for the District of Minnesota against the Company, certain of its present or former employees and directors, as well as certain fiduciary committees on behalf of participants and beneficiaries of the Ameriprise Financial 401(k) Plan. The alleged class period is from October 1, 2005 to the present. The action alleges that Ameriprise breached fiduciary duties under ERISA, by selecting and retaining primarily proprietary mutual funds with allegedly poor performance histories, higher expenses relative to other investment options and improper fees paid to Ameriprise Financial or its subsidiaries. The action also alleges that the Company breached fiduciary duties under ERISA because it used its affiliate Ameriprise Trust Company as the Plan trustee and record-keeper and improperly reaped profits from the sale of the record-keeping business to Wachovia Bank, N.A. Plaintiffs allege over $20 million in damages. Plaintiffs filed an amended complaint on February 7, 2012. On April 11, 2012, the Company filed its motion to dismiss the Amended Complaint, which was denied on November 20, 2012. The parties are engaged in discovery. On July 3, 2013, the Company moved for summary judgment on statute of limitations grounds. The hearing on the motion was heard on August 14, 2013, and the parties are awaiting a decision by the Court. A hearing on class certification is scheduled for December 9, 2013, and the trial is currently scheduled for January 1, 2015. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the absence of class certification, the lack of a formal demand on the Company by the plaintiffs and plaintiffs’ failure to allege any specific, evidence-based damages.

In October 2012, a putative class action lawsuit entitled Jeffers vs. Ameriprise Financial Services, et al. was filed against the Company in the United States District Court for the Northern District of Illinois relating to its sales of the Inland Western (now known as Retail Properties of America, Inc. (“RPAI”)) REIT. The action also names as defendants RPAI, several of RPAI’s executives, and several members of RPAI’s board. The action alleges that the Company failed to perform required due diligence and misrepresented various aspects of the REIT including fees charged to clients, risks associated with the product, and valuation of the shares on client account statements. Plaintiffs seek unspecified damages. The Company was served in December 2012, and, on April 19, 2013, moved to dismiss the complaint. The motion has been fully briefed and submitted to the Court for review and decision. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the absence of class certification, the lack of a formal demand on the Company by the plaintiffs and plaintiffs’ failure to allege any specific, evidence-based damages.

In November 2012, a lawsuit entitled Versata Software, Inc., f/k/a Trilogy Software, Inc., et al. (“Versata”) v. Ameriprise Financial, Inc., Ameriprise Financial Services, Inc. & American Enterprise Investment Services, Inc. was filed in the District Court of Travis County, Texas relating to the Company’s licensing and use of software owned by Versata that the Company uses to manage registration, licensing and compensation, among other things. The lawsuit alleges the Company violated the terms of the license agreement by allowing an impermissible third-party contractor to decompile Versata’s software code, and failing to have the third-party contractor execute individual non-disclosure agreements. The relief requested is for the Company to return the software and unspecified damages. The lawsuit is subject to indemnification by the third-party contractor. On April 16, 2013, Ameriprise Financial, Inc. filed counterclaims asserting as causes of action breach of contract, breach of warranty, breach of escrow agreement, constructive trust and declaratory judgment. The relief requested against Versata is delivery and free use by the Company of the Versata source code and unspecified damages. The matter is in the discovery stage, and trial has been set for February 24, 2014. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the procedural status of the case.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

16.  Earnings per Share Attributable to Ameriprise Financial, Inc. Common Shareholders

The computations of basic and diluted earnings per share attributable to Ameriprise Financial, Inc. common shareholders are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Numerator:
Income from continuing operations	$448	$152	$1,096	$572
Less: Net income (loss) attributable to noncontrolling interests	67	(22)	57	(71)
Income from continuing operations attributable to Ameriprise Financial	381	174	1,039	643
Income (loss) from discontinued operations, net of tax	1	(1)	(1)	(3)
Net income attributable to Ameriprise Financial	$382	$173	$1,038	$640

Denominator:
Basic: Weighted-average common shares outstanding	201.3	215.0	204.8	221.3
Effect of potentially dilutive nonqualified stock options and other share-based awards	3.8	4.1	3.9	4.1
Diluted: Weighted-average common shares outstanding	205.1	219.1	208.7	225.4

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic:
Income from continuing operations	$1.90	$0.81	$5.07	$2.91
Loss from discontinued operations	—	(0.01)	—	(0.02)
Net income	$1.90	$0.80	$5.07	$2.89
Diluted:
Income from continuing operations	$1.86	$0.79	$4.97	$2.85
Loss from discontinued operations	—	—	—	(0.01)
Net income	$1.86	$0.79	$4.97	$2.84

For the nine months ended September 30, 2013 and 2012, the dilutive effect of nonqualified stock options and other share based-awards excludes nil and 3.3 million options, respectively, from the computation of earnings per share attributable to Ameriprise Financial, Inc. common shareholders. The inclusion of the options would have been anti-dilutive.

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

The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	September 30, 2013	December 31, 2012
	(in millions)
Advice & Wealth Management	$9,177	$8,962
Asset Management	7,124	6,267
Annuities	95,330	91,587
Protection	18,905	19,065
Corporate & Other	9,672	8,848
Total assets	$140,208	$134,729

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Operating net revenues:
Advice & Wealth Management	$1,074	$961	$3,168	$2,868
Asset Management	777	733	2,345	2,151
Annuities	654	632	1,925	1,888
Protection	536	496	1,625	1,546
Corporate & Other	(5)	5	(12)	20
Eliminations(1) (2)	(341)	(310)	(1,010)	(927)
Total segment operating revenues	2,695	2,517	8,041	7,546
Net realized gains (losses)	6	(68)	7	(75)
Revenues of CIEs	114	27	208	80
Market impact on IUL benefits, net	(2)	—	(3)	—
Integration and restructuring charges	—	(8)	—	(8)
Total net revenues per consolidated statements of operations	$2,813	$2,468	$8,253	$7,543
(1) Represents the elimination of intersegment revenues recognized for the three months ended September 30, 2013 and 2012 in each segment as follows: Advice & Wealth Management ($243 and $219, respectively); Asset Management ($10 and $10, respectively); Annuities ($77 and $71, respectively); Protection ($10 and $10, respectively); and Corporate & Other ($1 and nil, respectively).
(2) Represents the elimination of intersegment revenues recognized for the nine months ended September 30, 2013 and 2012 in each segment as follows: Advice & Wealth Management ($723 and $666, respectively); Asset Management ($29 and $32, respectively); Annuities ($226 and $200, respectively); Protection ($30 and $28, respectively); and Corporate & Other ($2 and $1, respectively).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Operating earnings:
Advice & Wealth Management	$153	$119	$436	$324
Asset Management	178	155	521	416
Annuities	219	91	499	396
Protection	75	89	283	305
Corporate & Other	(73)	(57)	(239)	(189)
Total segment operating earnings	552	397	1,500	1,252
Net realized gains (losses)	6	(68)	7	(75)
Net income (loss) attributable to noncontrolling interests	67	(22)	57	(71)
Market impact on variable annuity living benefits, net	(21)	(91)	(66)	(220)
Market impact on IUL benefits, net	(2)	—	(4)	—
Integration and restructuring charges	—	(17)	(3)	(66)
Income from continuing operations before income tax provision per consolidated statements of operations	$602	$199	$1,491	$820

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

Overview

Ameriprise Financial is a diversified financial services company with a 118 year history of providing financial solutions. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America’s leader in financial planning and a leading global financial institution with more than $734 billion in assets under management and administration as of September 30, 2013.

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

Our asset management capabilities are global in scale, with Columbia Management Investment Advisers, LLC (“Columbia” or “Columbia Management”) as the primary provider of U.S. products and services and Threadneedle Asset Management Holdings Sàrl (“Threadneedle”) as the primary provider of products and services outside of the U.S. We offer a broad spectrum of investment advice and products to individual, institutional and high-net worth investors. These investment products are primarily provided through third parties, though we also provide our asset management products through our advisor channel. Our underlying asset management philosophy is based on delivering consistently strong and competitive investment performance. The quality and breadth of our asset management capabilities are demonstrated by 120 of our mutual funds, including 51 Columbia Management funds and 69 Threadneedle funds, being rated as four- and five-star funds by Morningstar.

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

Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. The economy continues to show positive but slow growth and conflict over U.S. budgetary policy persists. The full effect of these factors on client confidence and activity continues to create uncertainty. In addition, the business and regulatory environment in which we operate remains subject to elevated uncertainty and change. To succeed, we expect to continue focusing on our key strategic objectives. The success of these and other strategies may be affected by the factors discussed in “Item 1A Risk Factors” in our 2012 10-K and other factors as discussed herein.

Equity price, credit market and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the "spread" income generated on our fixed annuities, fixed insurance, deposit products and the fixed portion of variable annuities and variable insurance contracts, the value of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) assets, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits.

Earnings, as well as operating earnings, will continue to be negatively impacted by the ongoing low interest rate environment. In addition to continuing spread compression in our interest sensitive product lines, a sustained low interest rate environment may result in increases to our reserves and changes in various rate assumptions we use to amortize DAC and DSIC, which may negatively impact our operating earnings. For additional discussion on our interest rate risk, see Item 3. "Quantitative and Qualitative Disclosures About Market Risk."

In the third quarter of the year, we conduct our annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, we update valuation assumptions and the impact is reflected as part of our annual review of life insurance and annuity valuation assumptions and modeling changes (“unlocking”). The unlocking impact in the third quarter of 2013 primarily reflected the impact of expected higher interest rates and changes in assumed policyholder behavior. See our Consolidated and Segment Results of Operations sections below for the pretax impacts on our revenues and expenses attributable to unlocking and additional discussion of the drivers of the unlocking impact.

In January 2013, we completed the conversion of our federal savings bank subsidiary, Ameriprise Bank, FSB, to a limited powers national trust bank, which conversion included changing the name of this subsidiary to Ameriprise National Trust Bank (references herein to “Ameriprise Bank” pertain to this same subsidiary whether before or after its conversion). In connection with this conversion, deposit-taking and credit-originating activities of Ameriprise Bank were terminated. In addition, Ameriprise Financial was deregistered by the Federal Reserve as a savings and loan holding company and will no longer be subject to supervision and regulation as such. We will continue to make available to our clients certain deposit and credit products via referral arrangements with respected third party financial institutions. The transition released approximately $375 million of formerly required capital, which we have been using to repurchase shares during 2013. We estimate that the transition will reduce our annual earnings by approximately $60 million in 2013. At the enterprise level, we anticipate that the earnings per share impact will be neutralized by the end of 2013, as we redeploy the excess capital to shareholders through share repurchases.

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

It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.

Our financial targets are:

•	Operating total net revenue growth of 6% to 8%,

•	Operating earnings per diluted share growth of 12% to 15%, and

•	Operating return on equity excluding accumulated other comprehensive income of 15% to 18%.

The following tables reconcile our GAAP measures to operating measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Total net revenues	$2,813	$2,468	$8,253	$7,543
Less: Revenue attributable to CIEs	114	27	208	80
Less: Net realized gains (losses)	6	(68)	7	(75)
Less: Market impact on indexed universal life benefits	(2)	—	(3)	—
Less: Integration/restructuring charges	—	(8)	—	(8)
Operating total net revenues	$2,695	$2,517	$8,041	$7,546

			Per Diluted Share
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Net income	$449	$151
Less: Net income (loss) attributable to noncontrolling interests	67	(22)
Net income attributable to Ameriprise Financial	382	173	$1.86	$0.79
Less: Income (loss) from discontinued operations, net of tax	1	(1)	—	—
Net income from continuing operations attributable to Ameriprise Financial	381	174	1.86	0.79
Add: Integration/restructuring charges, net of tax (1)	—	11	—	0.05
Add: Market impact on variable annuity guaranteed living benefits, net of tax (1)	13	60	0.06	0.28
Add: Market impact on indexed universal life benefits, net of tax (1)	2	—	0.01	—
Less: Net realized gains (losses), net of tax (1)	4	(44)	0.02	(0.20)
Operating earnings	$392	$289	$1.91	$1.32

Weighted average common shares outstanding:
Basic	201.3	215.0
Diluted	205.1	219.1
(1) Calculated using the statutory tax rate of 35%.

			Per Diluted Share
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Net income	$1,095	$569
Less: Net income (loss) attributable to noncontrolling interests	57	(71)
Net income attributable to Ameriprise Financial	1,038	640	$4.97	$2.84
Less: Loss from discontinued operations, net of tax	(1)	(3)	—	(0.01)
Net income from continuing operations attributable to Ameriprise Financial	1,039	643	4.97	2.85
Add: Integration/restructuring charges, net of tax (1)	2	43	0.01	0.19
Add: Market impact on variable annuity guaranteed living benefits, net of tax (1)	43	143	0.21	0.64
Add: Market impact on indexed universal life benefits, net of tax (1)	3	—	0.01	—
Less: Net realized gains (losses), net of tax (1)	5	(49)	0.02	(0.22)
Operating earnings	$1,082	$878	$5.18	$3.90

Weighted average common shares outstanding:
Basic	204.8	221.3
Diluted	208.7	225.4
(1) Calculated using the statutory tax rate of 35%.

The following table reconciles the trailing twelve months’ sum of net income attributable to Ameriprise Financial to operating earnings and the five-point average of quarter-end equity to operating equity:

	Twelve Months Ended September 30,
	2013	2012
	(in millions)
Net income attributable to Ameriprise Financial	$1,427	$876
Less: Income from discontinued operations, net of tax	—	10
Net income from continuing operations attributable to Ameriprise Financial	1,427	866
Less: Adjustments (1)	(22)	(320)
Operating earnings	$1,449	$1,186

Total Ameriprise Financial, Inc. shareholders’ equity	$8,775	$9,057
Less: Assets and liabilities held for sale	—	21
Less: Accumulated other comprehensive income, net of tax	955	912
Total Ameriprise Financial, Inc. shareholders’ equity from continuing operations, excluding AOCI	7,820	8,124
Less: Equity impacts attributable to CIEs	344	406
Operating equity	$7,476	$7,718

Return on equity from continuing operations, excluding AOCI	18.2%	10.7%
Operating return on equity, excluding AOCI (2)	19.4%	15.4%
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

Deferred Acquisition Costs and Deferred Sales Inducement Costs

A decrease of 100 basis points in various rate assumptions is likely to result in an increase in DAC and DSIC amortization and an increase in benefits and claims expense from variable annuity guarantees. The following table presents the estimated impact to current period pretax income:

Estimated Impact to Pretax Income(1)
(in millions)
Decrease in future near and long-term fixed income returns by 100 basis points	$(47)

Decrease in future near-term equity fund growth returns by 100 basis points	$(36)
Decrease in future long-term equity fund growth returns by 100 basis points	(27)
Decrease in future near and long-term equity fund growth returns by 100 basis points	$(63)
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

The following table presents detail regarding our AUM and AUA:

	September 30,
	2013	2012	Change
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$144.5	$121.7	$22.8	19%
Asset Management AUM	479.3	460.9	18.4	4
Corporate & Other AUM	1.0	—	1.0	NM
Eliminations	(19.7)	(18.1)	(1.6)	(9)
Total Assets Under Management	605.1	564.5	40.6	7
Total Assets Under Administration	129.8	114.0	15.8	14
Total AUM and AUA	$734.9	$678.5	$56.4	8%

Total AUM increased $40.6 billion, or 7%, to $605.1 billion as of September 30, 2013 compared to $564.5 billion as September 30, 2012 due to a $22.8 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation and an $18.4 billion increase in Asset Management AUM driven by market appreciation, partially offset by net outflows. See our segment results of operations discussion below for additional information on changes in our AUM.

Consolidated Results of Operations for the Three Months Ended September 30, 2013 and 2012

The following table presents our consolidated results of operations:

	Three Months Ended September 30,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$1,318	$1,191	$127	11%
Distribution fees	441	391	50	13
Net investment income	491	427	64	15
Premiums	324	309	15	5
Other revenues	247	161	86	53
Total revenues	2,821	2,479	342	14
Banking and deposit interest expense	8	11	(3)	(27)
Total net revenues	2,813	2,468	345	14
Expenses
Distribution expenses	757	667	90	13
Interest credited to fixed accounts	204	207	(3)	(1)
Benefits, claims, losses and settlement expenses	492	542	(50)	(9)
Amortization of deferred acquisition costs	(14)	67	(81)	NM
Interest and debt expense	68	68	—	—
General and administrative expense	704	718	(14)	(2)
Total expenses	2,211	2,269	(58)	(3)%
Income from continuing operations before income tax provision	602	199	403	NM
Income tax provision	154	47	107	NM
Income from continuing operations	448	152	296	NM
Income (loss) from discontinued operations, net of tax	1	(1)	2	NM
Net income	449	151	298	NM
Less: Net income (loss) attributable to noncontrolling interests	67	(22)	89	NM
Net income attributable to Ameriprise Financial	$382	$173	$209	NM
NM Not Meaningful.

Overall

Income from continuing operations before income tax provision increased $403 million to $602 million for the three months ended September 30, 2013 compared to $199 million for the prior year period primarily reflecting the impact of unlocking, the impact of market appreciation and wrap account net inflows, the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization), an increase in net income attributable to noncontrolling interests and net realized losses on securities recognized in the prior year period, partially offset by the negative impact from spread compression in our interest sensitive product lines and asset management net outflows. The market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $21 million for the third quarter of 2013, which included a $17 million benefit associated with unlocking. This compares to an expense of $91 million for the prior year period, which included a $10 million expense associated with unlocking. The negative impact on earnings from spread compression in our interest sensitive product lines was approximately $39 million pretax for the three months ended September 30, 2013 compared to the prior year period.

The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking for the three months ended September 30:

Pretax Increase (Decrease)	2013	2012
	(in millions)
Other revenues	$(18)	$(41)

Benefits, claims, losses and settlement expenses	(5)	30
Amortization of DAC	(79)	12
Total expenses	(84)	42
Total (1)	$66	$(83)
(1) Includes a $17 million benefit and a $10 million expense related to the market impact on variable annuity guaranteed living benefits for the three months ended September 30, 2013 and 2012, respectively.

Net Revenues

Net revenues increased $345 million, or 14%, to $2.8 billion for the three months ended September 30, 2013 compared to $2.5 billion for the prior year period primarily due to higher management and financial advice fees, distribution fees, net investment income and other revenues.

Management and financial advice fees increased $127 million, or 11%, to $1.3 billion for the three months ended September 30, 2013 compared to $1.2 billion for the prior year period primarily due to higher asset-based fees driven by an increase in average AUM, partially offset by $17 million of redemption-driven hedge fund performance fees in the prior year period, which was partially offset by $10 million of related compensation expense in general and administrative expense. Average AUM increased $37.4 billion, or 7%, compared to the prior year period primarily due to market appreciation and wrap account net inflows, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section below.

Distribution fees increased $50 million, or 13%, to $441 million for the three months ended September 30, 2013 compared to $391 million for the prior year period due to higher client assets and increased client activity.

Net investment income increased $64 million, or 15%, to $491 million for the three months ended September 30, 2013 compared to $427 million for the prior year period primarily due to net realized investment losses recognized in the prior year period and a $38 million increase in net investment income of CIEs, partially offset by a $52 million decrease in investment income on fixed maturity securities. The decrease in investment income on fixed maturity securities was primarily due to low interest rates and approximately $31 million of lower net investment income due to the sale of Ameriprise Bank’s investment portfolio as a result of the transition of banking operations in the fourth quarter of 2012. Net investment income for the third quarter of 2013 included net realized investment gains of $6 million compared to net realized investment losses of $68 million in the third quarter of 2012, primarily associated with the Ameriprise Bank transition.

Other revenues increased $86 million, or 53%, to $247 million for the three months ended September 30, 2013 compared to $161 million for the prior year period due to the impact of unlocking, a $51 million increase in other revenues of CIEs and higher fees from variable annuity guarantees driven by higher volumes and higher fee rates. Other revenues for the third quarter of 2013 included an $18 million negative impact from unlocking compared to a $41 million negative impact in the prior year period. The primary driver of the unlocking impact to other revenues in both periods was lower projected gains on reinsurance contracts resulting from favorable mortality experience.

Expenses

Total expenses decreased $58 million, or 3%, to $2.2 billion for the three months ended September 30, 2013 compared to $2.3 billion for the prior year period primarily due to decreases in benefits, claims, losses and settlement expenses and amortization of DAC, partially offset by an increase in distribution expenses.

Distribution expenses increased $90 million, or 13%, to $757 million for the three months ended September 30, 2013 compared to $667 million for the prior year period driven by growth in assets under management. See our discussion on the changes in AUM in our segment results of operations section below.

Benefits, claims, losses and settlement expenses decreased $50 million, or 9%, to $492 million for the three months ended September 30, 2013 compared to $542 million for the prior year period primarily reflecting the following items:

•
The three months ended September 30, 2013 included a $5 million benefit from unlocking, which included a $22 million benefit related to the market impact on variable annuity guaranteed living benefits, and the prior year period included a $30 million expense from unlocking, which included a $12 million expense related to the market impact on variable annuity guaranteed living benefits. The market impact on variable annuity guaranteed living benefits is discussed below. The unlocking impact for the three months ended September 30, 2013 reflected the impact of expected higher interest rates and changes in assumed policyholder behavior, partially offset by the impact of variable annuity model changes. The unlocking impact for the prior year period primarily reflected lower bond fund returns related to the life contingent benefits associated with GMWB.

•
An increase in expenses related to our auto and home business compared to the prior year period driven by growth in exposure due to a 34% increase in gross new policies and $10 million in higher catastrophe losses compared to the prior year period.

•	An increase in expenses of approximately $10 million related to higher reserve funding driven by the impact of higher fees from prior year sales with variable annuity guarantees.

•	A $48 million decrease in expense compared to the prior year period from the unhedged non-performance credit spread risk adjustment on variable annuity guaranteed living benefits.

•
A $44 million decrease in expense from other market impacts on variable annuity guaranteed living benefits, net of hedges in place to offset those risks and the related DSIC amortization. The $44 million decrease was the result of a favorable $7 million change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $41 million change in the market impact on derivatives hedging the variable annuity guaranteed living benefits and an unfavorable $4 million DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rates were up for the third quarter of 2013 and down for the third quarter of 2012 resulting in a favorable change in the variable annuity guaranteed living benefits liability, partially offset by an unfavorable change in the related hedge assets.

•
Equity market and volatility impacts on the hedge assets for the third quarter of 2013 were a lower expense than the impacts for the third quarter of 2012, offset by the year over year corresponding liability result.

•
Other unhedged items including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items were a net unfavorable impact compared to the prior year period.

Amortization of DAC decreased $81 million to a $14 million benefit for the three months ended September 30, 2013 compared to a $67 million expense for the prior year period due to the impact of unlocking, partially offset by the DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization). Amortization of DAC for the third quarter of 2013 included a $79 million benefit from unlocking, which included a $5 million expense related to the DAC offset to the market impact on variable annuity guaranteed living benefits, primarily driven by the impact of expected higher interest rates and changes in assumed policyholder behavior. Amortization of DAC for the third quarter of 2012 included a $12 million expense from unlocking, which included a $2 million benefit related to the DAC offset to the market impact on variable annuity guaranteed living benefits, primarily reflecting a decrease in income earned on assets due to the low interest rate environment compared to the interest credited to the contractholders, which in many instances are at their minimum guarantees, and lower bond fund growth rates, partially offset by a benefit from improved persistency and lowered mortality assumption. The DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) was a benefit of $4 million for the third quarter of 2013 compared to a benefit of $26 million for the prior year period.

General and administrative expense decreased $14 million, or 2%, to $704 million for the three months ended September 30, 2013 compared to $718 million for the prior year period primarily due to a $9 million decrease in integration and restructuring charges, $17 million of lower bank-related expenses, lower investment spending primarily associated with the completion of the brokerage platform conversion and lower expenses from re-engineering efforts, partially offset by higher compensation related accruals.

Income Taxes

Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 25.5% for the three months ended September 30, 2013 compared to 23.8% for the prior year period. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 28.7% for the three months ended September 30, 2013 compared to 21.4% for the prior year period. The effective tax rate for the three months ended September 30, 2013 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction, foreign tax credits and low income housing credits.

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

Results of Operations by Segment for the Three Months Ended September 30, 2013 and 2012

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

The following table presents summary financial information by segment:

	Three Months Ended September 30,
	2013	2012
	(in millions)
Advice & Wealth Management
Net revenues	$1,074	$961
Expenses	921	842
Operating earnings	$153	$119
Asset Management
Net revenues	$777	$733
Expenses	599	578
Operating earnings	$178	$155
Annuities
Net revenues	$654	$632
Expenses	435	541
Operating earnings	$219	$91
Protection
Net revenues	$536	$496
Expenses	461	407
Operating earnings	$75	$89
Corporate & Other
Net revenues	$(5)	$5
Expenses	68	62
Operating loss	$(73)	$(57)

The following table presents the segment pretax operating impacts on our revenues and expenses attributable to unlocking:

	Three Months Ended September 30,
	2013		2012
Segment Pretax Operating Increase (Decrease)	Annuities	Protection	Annuities	Protection
	(in millions)
Other revenues	$—	$(18)	$—	$(41)

Benefits, claims, losses and settlement expenses	21	(4)	32	(14)
Amortization of DAC	(81)	(3)	28	(14)
Total expenses	(60)	(7)	60	(28)
Total	$60	$(11)	$(60)	$(13)

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

The following table presents the changes in wrap account assets and average balances for the three months ended September 30:

	2013	2012
	(in billions)
Beginning balance	$135.9	$113.4
Net flows	3.0	2.1
Market appreciation and other	5.2	5.1
Ending balance	$144.1	$120.6

Average balance (1)	$140.0	$117.0
(1) Average ending balances are calculated using a simple average of two quarters of data.

Wrap account assets increased $8.2 billion, or 6%, during the three months ended September 30, 2013 due to net inflows of $3.0 billion and market appreciation and other of $5.2 billion. Wrap account net inflows increased $0.9 billion, or 43%, compared to the prior year period reflecting higher advisor productivity, experienced advisor recruiting and investor confidence. Average wrap account assets increased $23.0 billion, or 20%, compared to the prior year period due to net inflows and market appreciation.

The following table presents the changes in wrap account assets for the twelve months ended September 30:

	2013	2012
	(in billions)
Beginning balance	$120.6	$96.9
Net flows	12.3	8.9
Market appreciation and other	11.2	14.8
Ending balance	$144.1	$120.6

Wrap account assets increased $23.5 billion, or 19%, from the prior year period reflecting net inflows and market appreciation.

The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Three Months Ended September 30,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$515	$438	$77	18%
Distribution fees	519	452	67	15
Net investment income	31	63	(32)	(51)
Other revenues	17	18	(1)	(6)
Total revenues	1,082	971	111	11
Banking and deposit interest expense	8	10	(2)	(20)
Total net revenues	1,074	961	113	12
Expenses
Distribution expenses	660	572	88	15
General and administrative expense	261	270	(9)	(3)
Total expenses	921	842	79	9
Operating earnings	$153	$119	$34	29%

Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized gains or losses, increased $34 million, or 29%, to $153 million for the three months ended September 30, 2013 compared to $119 million for the prior year period primarily due to strong growth in wrap account assets, increased client activity and continued expense management, partially offset by the impact of low interest rates and lower earnings due to the transition of banking operations in the fourth quarter of 2012. The negative impact of lower spreads on cash sweep accounts and certificates was approximately $18 million compared to the prior year period. We expect there will continue to be earnings pressure from low short-term interest rates during the balance of the year. Pretax operating earnings for the three months ended September 30, 2012 included $16 million of earnings from former banking operations. Pretax operating margin was 14.2% for the three months ended September 30, 2013 compared to 12.4% for the prior year period.

Net Revenues

Net revenues exclude net realized gains or losses. Net revenues increased $113 million, or 12%, to $1.1 billion for the three months ended September 30, 2013 compared to $961 million for the prior year period reflecting retail client net inflows, market appreciation and increased client activity, partially offset by lower net revenues due to the transition of banking operations in the fourth quarter of 2012 and the negative impact of low interest rates. Net revenues for the three months ended September 30, 2012 included $33 million from former banking operations. Advice & Wealth Management delivered strong growth in assets and revenues through the combination of improved advisor productivity and experienced advisor recruiting. Operating net revenue per branded advisor was $110,000 for the three months ended September 30, 2013, up 12% from the prior year period driven by the combination of asset growth and strong client activity. Total branded advisors were 9,761 at September 30, 2013 compared to 9,815 at September 30, 2012.

Management and financial advice fees increased $77 million, or 18%, to $515 million for the three months ended September 30, 2013 compared to $438 million for the prior year period driven by growth in wrap account assets. Average wrap account assets increased $23.0 billion, or 20%, to $140.0 billion at September 30, 2013 compared to the prior year period due to net inflows and market appreciation. See our discussion of the changes in wrap account assets above.

Distribution fees increased $67 million, or 15%, to $519 million for the three months ended September 30, 2013 compared to $452 million for the prior year period primarily due to higher client assets and increased client activity.

Net investment income, which excludes net realized gains or losses, decreased $32 million, or 51%, to $31 million for the three months ended September 30, 2013 compared to $63 million for the prior year period primarily due to the transition of banking operations in the fourth quarter of 2012, as well as a lower asset earnings rate on invested assets, partially offset by higher average certificate investment balances. Net investment income of former banking operations was $31 million for the three months ended September 30, 2012.

Expenses

Total expenses increased $79 million, or 9%, to $921 million for the three months ended September 30, 2013 compared to $842 million for the prior year period due to an $88 million increase in distribution expenses driven by higher compensation due to strong growth in client assets, partially offset by a $9 million decrease in general and administrative expense primarily due to the transition of banking operations in the fourth quarter of 2012 and lower investment spending associated with the completion of the brokerage platform conversion, partially offset by higher performance-driven compensation accruals. General and administrative expense of former banking operations was $17 million for the three months ended September 30, 2012.

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

On April 30, 2010, we completed the acquisition of the long-term asset management business of the Columbia Management Group from Bank of America. The acquisition significantly enhanced the capabilities of the Asset Management segment by increasing its scale, broadening its retail and institutional distribution capabilities and strengthening and diversifying its lineup of retail and institutional products. The integration of the Columbia Management business, which was completed in the second quarter of 2012, involved organizational changes to our portfolio management and analytical teams and to our operational, compliance, sales and marketing support staffs. This integration also involved the streamlining of our U.S. domestic product offerings. As a result of the integration, we combined RiverSource Investments, our legacy U.S. asset management business, with Columbia Management, under the Columbia brand. Total U.S. retail assets and number of funds under the Columbia brand as of September 30, 2013 were $230.6 billion and 210 funds, respectively.

From time to time, fee waivers have been provided to the Columbia Money Market Funds (the “Funds”) by Columbia Management and certain other subsidiaries performing services for the Funds for the purposes of reducing the expenses charged to a Fund in a given period to maintain or improve a Fund’s net yield in that period. Our subsidiaries may enter into contractual arrangements with the Funds identifying the specific fees to be waived and/or expenses to be reimbursed, as well as the time period for which such waivers will apply. In aggregate, we voluntarily waived fees of $3 million for both the three months ended September 30, 2013 and 2012.

Threadneedle remains our primary international investment management platform. Threadneedle manages eight OEICs and two Societe d’Investissement A Capital Variable (“SICAV”) offering. The eight OEICs are Threadneedle Investment Funds ICVC (“TIF”), Threadneedle Specialist Investment Funds ICVC (“TSIF”), Threadneedle Focus Investment Funds (“TFIF”), Threadneedle Portfolio Advantage Funds (“TPAF”), Threadneedle Investment Funds ICVC II (“TIF II”), Threadneedle Investment Funds ICVC III (“TIF III”), Threadneedle Investment Funds ICVC IV (“TIF IV”) and Threadneedle Opportunity Investment Funds ICVC (“TOIF”). TIF, TSIF, TFIF, TPAF, TIF II, TIF III, TIF IV and TOIF are structured as umbrella companies with a total of 70 (32, 14, 1, 2, 6, 8, 6 and 1, respectively) subfunds covering the world’s bond and equity markets. The SICAVs are the Threadneedle (Lux) SICAV (“T(Lux)”) and the Columbia Threadneedle SICAV-SIF (“SIF”). T(Lux) and SIF are structured as umbrella companies with a total of 32 (30 and 2, respectively) sub funds covering the world’s bond, commodities and equity markets. In addition, Threadneedle manages 13 unit trusts, 10 of which invest into the OEICs, 12 property unit trusts and one property fund of funds.

The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of September 30:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2013	2012
Domestic Equity	Equal weighted	1 year	55%	54%
		3 year	63%	47%
		5 year	61%	57%
	Asset weighted	1 year	35%	64%
		3 year	76%	69%
		5 year	73%	72%

International Equity	Equal weighted	1 year	47%	67%
		3 year	41%	50%
		5 year	56%	64%
	Asset weighted	1 year	22%	80%
		3 year	26%	65%
		5 year	81%	80%

Taxable Fixed Income	Equal weighted	1 year	61%	70%
		3 year	71%	65%
		5 year	50%	74%
	Asset weighted	1 year	72%	72%
		3 year	83%	80%
		5 year	62%	81%

Tax Exempt Fixed Income	Equal weighted	1 year	94%	85%
		3 year	94%	95%
		5 year	100%	95%
	Asset weighted	1 year	98%	77%
		3 year	98%	86%
		5 year	100%	99%

Asset Allocation Funds	Equal weighted	1 year	62%	40%
		3 year	70%	85%
		5 year	80%	85%
	Asset weighted	1 year	65%	43%
		3 year	85%	91%
		5 year	92%	91%

Number of funds with 4 or 5 Morningstar star ratings		Overall	51	53
		3 year	45	52
		5 year	40	43

Percent of funds with 4 or 5 Morningstar star ratings		Overall	52%	47%
		3 year	46%	46%
		5 year	43%	41%

Percent of assets with 4 or 5 Morningstar star ratings		Overall	54%	66%
		3 year	39%	47%
		5 year	43%	43%

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

Aggregated data includes all Columbia branded mutual funds.

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2013	2012
Equity	Equal weighted	1 year	70%	59%
		3 year	80%	78%
		5 year	84%	83%
	Asset weighted	1 year	45%	61%
		3 year	85%	80%
		5 year	90%	88%

Fixed Income	Equal weighted	1 year	54%	92%
		3 year	78%	76%
		5 year	67%	73%
	Asset weighted	1 year	61%	99%
		3 year	72%	52%
		5 year	44%	75%

Allocation (Managed) Funds	Equal weighted	1 year	100%	67%
		3 year	83%	67%
		5 year	100%	83%
	Asset weighted	1 year	100%	77%
		3 year	92%	77%
		5 year	100%	86%

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

The following table presents ending balances and average managed assets:

					Average(1)
	September 30,				Three Months Ended September 30,
	2013	2012	Change		2013	2012	Change
	(in billions)				(in billions)
Columbia managed assets	$345.0	$339.9	$5.1	2%	$340.1	$335.9	$4.2	1%
Threadneedle managed assets	137.4	123.7	13.7	11	132.2	120.2	12.0	10
Less: Sub-advised eliminations	(3.1)	(2.7)	(0.4)	(15)	(3.0)	(2.8)	(0.2)	(7)
Total managed assets	$479.3	$460.9	$18.4	4%	$469.3	$453.3	$16.0	4%
(1) Average ending balances are calculated using a simple average of two quarters of data.

The following table presents managed asset net flows:

	Three Months Ended September 30,
	2013	2012	Change
	(in billions)
Columbia managed asset net flows	$(4.2)	$(3.5)	$(0.7)	(20)%
Threadneedle managed asset net flows	(0.1)	(0.2)	0.1	50
Less: Sub-advised eliminations	—	0.2	(0.2)	NM
Total managed asset net flows	$(4.3)	$(3.5)	$(0.8)	(23)%
NM Not Meaningful.

The following table presents managed assets by type:

	September 30,
	2013	2012	Change
	(in billions)
Equity	$254.7	$224.1	$30.6	14%
Fixed income	197.8	209.7	(11.9)	(6)
Money market	6.6	6.8	(0.2)	(3)
Alternative	6.1	7.4	(1.3)	(18)
Hybrid and other	14.1	12.9	1.2	9
Total managed assets by type	$479.3	$460.9	$18.4	4%

The following tables present the changes in Columbia and Threadneedle managed assets:

	Three Months Ended September 30,
	2013	2012
	(in billions)
Columbia Managed Assets Rollforward
Retail Funds
Beginning assets	$223.3	$211.4
Mutual fund inflows	8.6	8.4
Mutual fund outflows	(12.3)	(10.2)
Net VP/VIT fund flows	(0.1)	(0.1)
Net new flows	(3.8)	(1.9)
Reinvested dividends	0.5	0.5
Net flows	(3.3)	(1.4)
Distributions	(0.6)	(0.6)
Market appreciation and other	11.2	9.4
Total ending assets	230.6	218.8

Institutional
Beginning assets	71.1	72.8
Inflows	5.1	4.3
Outflows	(5.9)	(4.9)
Net flows	(0.8)	(0.6)
Market appreciation and other	2.4	2.3
Total ending assets	72.7	74.5

Alternative
Beginning assets	5.5	7.8
Inflows	—	0.4
Outflows	(0.1)	(1.9)
Net flows	(0.1)	(1.5)
Market appreciation and other	—	0.1
Total ending assets	5.4	6.4
Affiliated General Account Assets	36.3	40.4
Other and Eliminations	—	(0.2)
Total Columbia managed assets	$345.0	$339.9
Total Columbia net flows	$(4.2)	$(3.5)

	Three Months Ended September 30,
	2013	2012
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$41.8	$33.3
Mutual fund inflows	6.3	4.1
Mutual fund outflows	(5.4)	(2.8)
Net new flows	0.9	1.3
Reinvested dividends	—	0.1
Net flows	0.9	1.4
Distributions	(0.1)	(0.1)
Market appreciation	0.8	1.2
Foreign currency translation (1)	2.7	1.0
Other	0.2	0.1
Total ending assets	46.3	36.9

Institutional
Beginning assets	84.3	82.3
Inflows	1.8	1.9
Outflows	(2.7)	(3.4)
Net flows	(0.9)	(1.5)
Market appreciation	0.8	2.0
Foreign currency translation (1)	5.5	2.4
Other	0.6	0.6
Total ending assets	90.3	85.8

Alternative
Beginning assets	0.9	1.0
Inflows	—	0.1
Outflows	(0.1)	(0.2)
Net flows	(0.1)	(0.1)
Other	—	0.1
Total ending assets	0.8	1.0
Total Threadneedle managed assets	$137.4	$123.7
Total Threadneedle net flows	$(0.1)	$(0.2)
(1) Amounts represent British Pound to US dollar conversion.

Total segment AUM increased $19.9 billion, or 4%, during the three months ended September 30, 2013 driven by market appreciation and a positive impact of foreign currency translation, partially offset by net outflows. Total segment AUM net outflows were $4.3 billion for the three months ended September 30, 2013. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.

Columbia managed assets increased $9.8 billion, or 3%, during the three months ended September 30, 2013 primarily due to market appreciation, partially offset by net outflows. Total Columbia net outflows were $4.2 billion for the three months ended September 30, 2013. Columbia retail funds increased $7.3 billion, or 3%, during the three months ended September 30, 2013 primarily due to market appreciation, partially offset by net outflows. Columbia retail net outflows of $3.3 billion in the third quarter of 2013 included $1.2 billion of outflows from a large distribution partner that continued to re-balance asset concentrations, $0.9 billion of continued outflows from a third party sub-advisor and $0.4 billion of outflows associated with a share class change in the Registered Investment Advisor (“RIA”) channel. Columbia institutional AUM increased $1.7 billion, or 2%, during the three months ended September 30, 2013 due to market appreciation, partially offset by net outflows of $0.8 billion primarily reflecting $1.2 billion of outflows in former parent influenced mandates and former parent affiliated distribution, some of which was low basis points, partially offset by new mandates funded in the quarter.

Threadneedle managed assets increased $10.4 billion, or 8%, during the three months ended September 30, 2013 due to market appreciation and an $8.2 billion positive impact of foreign currency translation. Threadneedle retail funds increased $4.5 billion, or 11%, during the three months ended September 30, 2013 due to net inflows of $0.9 billion, market appreciation of $0.8 billion and a $2.7 billion positive impact of foreign currency translation. Threadneedle institutional AUM increased $6.0 billion, or 7%, during the three months ended September 30, 2013 primarily due to a $5.5 billion positive impact of foreign currency translation. Threadneedle institutional net outflows of $0.9 billion during the third quarter of 2013 reflected $0.9 billion of outflows largely from legacy insurance assets.

Overall flows also reflected net outflows in fixed income portfolios, consistent with industry trends.

The following table presents the results of operations of our Asset Management segment on an operating basis:

	Three Months Ended September 30,
	2013	2012	Change
Revenues
Management and financial advice fees	$655	$620	$35	6%
Distribution fees	118	109	9	8
Net investment income	5	5	—	—
Other revenues	—	(1)	1	NM
Total revenues	778	733	45	6
Banking and deposit interest expense	1	—	1	NM
Total net revenues	777	733	44	6
Expenses
Distribution expenses	297	276	21	8
Amortization of deferred acquisition costs	5	4	1	25
General and administrative expense	297	298	(1)	—
Total expenses	599	578	21	4
Operating earnings	$178	$155	$23	15%
NM Not Meaningful.

Our Asset Management segment pretax operating earnings, which exclude net realized gains or losses and integration charges, increased $23 million, or 15%, to $178 million for the three months ended September 30, 2013 compared to $155 million for the prior year period reflecting equity market appreciation and expense management, partially offset by the impact of net outflows and redemption-driven hedge fund performance fees recognized in the third quarter of 2012.

Net Revenues

Net revenues, which exclude net realized gains or losses, increased $44 million, or 6%, to $777 million for the three months ended September 30, 2013 compared to $733 million for the prior year period driven by asset growth from market appreciation and a shift to higher fee retail assets at Threadneedle, partially offset by the impact of net outflows.

Management and financial advice fees increased $35 million, or 6%, to $655 million for the three months ended September 30, 2013 compared to $620 million for the prior year period primarily due to an increase in assets under management, as well as a shift to higher fee retail assets at Threadneedle. Management and financial advice fees in the prior year period included $17 million of redemption-driven hedge fund performance fees, which was partially offset by $10 million of related compensation expense in general and administrative expense. Average assets under management increased 4% compared to the prior year period driven by equity market appreciation, partially offset by net outflows. See our discussion and tables above for more detail on the changes in assets under management.

Expenses

Total expenses, which exclude integration charges, increased $21 million, or 4%, to $599 million for the three months ended September 30, 2013 compared to $578 million for the prior year period due to a $21 million increase in distribution expenses driven by higher retail fund assets.

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

The following table presents the results of operations of our Annuities segment on an operating basis:

	Three Months Ended September 30,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$179	$163	$16	10%
Distribution fees	86	82	4	5
Net investment income	265	276	(11)	(4)
Premiums	27	30	(3)	(10)
Other revenues	97	81	16	20
Total revenues	654	632	22	3
Banking and deposit interest expense	—	—	—	—
Total net revenues	654	632	22	3
Expenses
Distribution expenses	107	98	9	9
Interest credited to fixed accounts	164	173	(9)	(5)
Benefits, claims, losses and settlement expenses	150	143	7	5
Amortization of deferred acquisition costs	(41)	72	(113)	NM
Interest and debt expense	1	—	1	NM
General and administrative expense	54	55	(1)	(2)
Total expenses	435	541	(106)	(20)%
Operating earnings	$219	$91	$128	NM
NM Not Meaningful.

Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization), increased $128 million to $219 million for the three months ended September 30, 2013 compared to $91 million for the prior year period primarily due to the impact of unlocking, which was an increase to pretax operating income of $60 million for the third quarter of 2013 compared to a decrease of $60 million for the prior year period. Results for the third quarter of 2013 also reflected new business growth and market appreciation, partially offset by fixed annuity spread compression.

RiverSource variable annuity account balances increased 8% to $72.7 billion at September 30, 2013 compared to the prior year period due to market appreciation, partially offset by net outflows. Variable annuity net outflows of $154 million for the third quarter of 2013 reflected the closed book of annuities previously sold through third parties, partially offset by $88 million of net inflows in the Ameriprise channel. Variable annuity cash sales increased 14% compared to the prior year period. RiverSource fixed annuity account balances declined 4% to $13.4 billion at September 30, 2013 compared to the prior year period due to ongoing net outflows resulting from low client demand given the interest rate environment.

Recently, we announced product feature and fee changes for our in-force variable annuities with living benefit guarantees to reflect the market environment, including providing policyholders with additional investment options designed to improve volatility management.

Net Revenues

Net revenues, which exclude net realized gains or losses, increased $22 million, or 3%, to $654 million for the three months ended September 30, 2013 compared to $632 million for the prior year period primarily due to higher management and financial advice fees and other revenues, partially offset by a decrease in net investment income.

Management and financial advice fees increased $16 million, or 10%, to $179 million for the three months ended September 30, 2013 compared to $163 million for the prior year period due to higher fees on variable annuities driven by higher separate account balances. Average variable annuities contract accumulation values increased $5.5 billion, or 9%, compared to the prior year period due to market appreciation, partially offset by net outflows.

Net investment income, which excludes net realized gains or losses, decreased $11 million, or 4%, to $265 million for the three months ended September 30, 2013 compared to $276 million for the prior year period primarily reflecting a decrease of approximately $3 million from lower invested assets due to net outflows and approximately $7 million from lower interest rates.

Other revenues increased $16 million, or 20%, to $97 million for the three months ended September 30, 2013 compared to $81 million for the prior year period due to higher fees from variable annuity guarantees driven by higher volumes and higher fee rates.

Expenses

Total expenses, which exclude the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) decreased $106 million, or 20%, to $435 million for the three months ended September 30, 2013 compared to $541 million for the prior year period primarily due to the impact of unlocking, as well as higher distribution expenses.

Distribution expenses increased $9 million, or 9%, to $107 million for the three months ended September 30, 2013 compared to $98 million for the prior year period primarily due to higher variable annuity compensation due to business growth and market appreciation.

Interest credited to fixed accounts decreased $9 million, or 5%, to $164 million for the three months ended September 30, 2013 compared to $173 million for the prior year period driven by lower average fixed annuity account balances. Average fixed annuities contract accumulation values decreased $572 million, or 4%, to $13.5 billion for the three months ended September 30, 2013 compared to the prior year period due to net outflows. Fixed annuities remain in net outflows due to low client demand given the interest rate environment.

Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization), increased $7 million, or 5%, to $150 million for the three months ended September 30, 2013 compared to $143 million for the prior year period due to higher reserves primarily related to the impact of higher fees from prior year sales with variable annuity guarantees, partially offset by the impact of unlocking. Benefits, claims, losses and settlement expenses for the third quarter of 2013 included a $21 million expense from unlocking primarily reflecting the impact of variable annuity model changes. Benefits, claims, losses and settlement expenses for the third quarter of 2012 included a $32 million expense from unlocking primarily reflecting lower bond fund returns related to liabilities for the life contingent benefits associated with GMWB.

Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, decreased $113 million to a benefit of $41 million for the three months ended September 30, 2013 compared to a $72 million expense for the prior year period primarily due to the impact of unlocking. Amortization of DAC for the third quarter of 2013 included an $81 million benefit from unlocking primarily driven by the impact of expected higher interest rates and changes in assumed policyholder behavior. Amortization of DAC for the third quarter of 2012 included a $28 million expense from unlocking, primarily reflecting spread compression and lower bond fund growth rates, partially offset by a benefit from improved persistency.

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

The following table presents the results of operations of our Protection segment on an operating basis:

	Three Months Ended September 30,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$15	$14	$1	7%
Distribution fees	22	22	—	—
Net investment income	111	110	1	1
Premiums	301	283	18	6
Other revenues	87	67	20	30
Total revenues	536	496	40	8
Banking and deposit interest expense	—	—	—	—
Total net revenues	536	496	40	8
Expenses
Distribution expenses	20	16	4	25
Interest credited to fixed accounts	40	34	6	18
Benefits, claims, losses and settlement expenses	317	282	35	12
Amortization of deferred acquisition costs	26	17	9	53
General and administrative expense	58	58	—	—
Total expenses	461	407	54	13
Operating earnings	$75	$89	$(14)	(16)%

Our Protection segment pretax operating income, which excludes net realized gains or losses and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $14 million, or 16%, to $75 million for the three months ended September 30, 2013 compared to $89 million for the prior year period primarily due to lower auto and home earnings.

Net Revenues

Net revenues, which exclude net realized gains or losses and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $40 million, or 8%, to $536 million for the three months ended September 30, 2013 compared to $496 million for the prior year period due to the impact of unlocking and growth in auto and home premiums.

Premiums increased $18 million, or 6%, to $301 million for the three months ended September 30, 2013 compared to $283 million for the prior year period primarily due to growth in auto and home premiums driven by continued strong new policy sales growth across market segments, primarily from our affinity relationships with Costco and Progressive. Auto and home policy counts increased 10% year-over-year.

Other revenues increased $20 million, or 30%, to $87 million for the three months ended September 30, 2013 compared to $67 million for the prior year period due to an $18 million unfavorable impact from unlocking in the third quarter of 2013 compared to a $41 million unfavorable impact in the prior year period. The primary driver of the unlocking impact to other revenues in both periods was lower projected gains on reinsurance contracts resulting from favorable mortality experience.

Expenses

Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization), increased $54 million, or 13%, to $461 million for the three months ended September 30, 2013 compared to $407 million for the prior year period primarily due to the impact of unlocking and higher expenses related to our auto and home business.

Benefits, claims, losses and settlement expenses, which exclude the market impact on indexed universal life benefits (net of hedges), increased $35 million, or 12%, to $317 million for the three months ended September 30, 2013 compared to $282 million for the prior year period due to the impact of unlocking and higher expenses related to our auto and home business primarily due to growth in exposure due to a 34% increase in gross new policies and $10 million in higher catastrophe losses compared to the prior year period. The impact of unlocking was a $4 million benefit in the third quarter of 2013 compared to a $14 million benefit in the prior year period. The primary driver of the unlocking impact in both periods was favorable mortality experience.

Amortization of DAC increased $9 million, or 53%, to $26 million for the three months ended September 30, 2013 compared to $17 million for the prior year period due to the impact of unlocking. The impact of unlocking was a $3 million benefit in the third quarter of 2013 compared to a $14 million benefit in the prior year period. The primary driver of the unlocking impact in both periods was a lower mortality assumption.

Corporate & Other

Our Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment also includes revenues and expenses of CIEs, which are excluded on an operating basis.

The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Three Months Ended September 30,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$—	$(1)	$1	NM
Net investment income (loss)	(7)	5	(12)	NM
Other revenues	2	1	1	NM
Total revenues	(5)	5	(10)	NM
Banking and deposit interest expense	—	—	—	NM
Total net revenues	(5)	5	(10)	NM
Expenses
Interest and debt expense	25	24	1	4%
General and administrative expense	43	38	5	13
Total expenses	68	62	6	10
Operating loss	$(73)	$(57)	$(16)	(28)%
NM Not Meaningful.

Our Corporate & Other segment pretax operating loss excludes net realized gains or losses, the impact of consolidating CIEs and restructuring charges. Our Corporate & Other segment pretax operating loss was $73 million for the three months ended September 30, 2013 compared to $57 million for the prior year period. Operating losses for the third quarter of 2013 included a loss of $10 million primarily due to how we offset accretion from an intercompany transfer of former bank assets. Approximately $8 million of this loss was reflected in net investment loss and approximately $2 million was reflected in general and administrative expense. The loss of $8 million in the Corporate & Other segment was offset by the associated incremental accretion income, primarily in the Annuities segment, that relates to the transfer of the bank assets and eliminates on a consolidated basis.

Consolidated Results of Operations for the Nine Months Ended September 30, 2013 and 2012

The following table presents our consolidated results of operations:

	Nine Months Ended September 30,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$3,856	$3,475	$381	11%
Distribution fees	1,323	1,189	134	11
Net investment income	1,431	1,430	1	—
Premiums	949	912	37	4
Other revenues	718	569	149	26
Total revenues	8,277	7,575	702	9
Banking and deposit interest expense	24	32	(8)	(25)
Total net revenues	8,253	7,543	710	9
Expenses
Distribution expenses	2,243	1,996	247	12
Interest credited to fixed accounts	600	622	(22)	(4)
Benefits, claims, losses and settlement expenses	1,391	1,456	(65)	(4)
Amortization of deferred acquisition costs	153	197	(44)	(22)
Interest and debt expense	194	209	(15)	(7)
General and administrative expense	2,181	2,243	(62)	(3)
Total expenses	6,762	6,723	39	1
Income from continuing operations before income tax provision	1,491	820	671	82
Income tax provision	395	248	147	59
Income from continuing operations	1,096	572	524	92
Loss from discontinued operations, net of tax	(1)	(3)	2	67
Net income	1,095	569	526	92
Less: Net income (loss) attributable to noncontrolling interests	57	(71)	128	NM
Net income attributable to Ameriprise Financial	$1,038	$640	$398	62%
NM Not Meaningful.

Overall

Income from continuing operations before income tax provision increased $671 million, or 82%, to $1.5 billion for the nine months ended September 30, 2013 compared to $820 million for the prior year period primarily reflecting the impact from unlocking and model changes, the impact of market appreciation and wrap account net inflows, the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization), an increase in net income attributable to noncontrolling interests, a $30 million gain on the sale of Threadneedle's strategic business investment in Cofunds in the second quarter of 2013 and net realized losses on securities recognized in the prior year period, partially offset by the negative impact from spread compression in our interest sensitive product lines and asset management net outflows. The market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $66 million for the nine months ended September 30, 2013, which included a $17 million benefit associated with unlocking. This compares to an expense of $220 million for the prior year period, which included a $12 million expense associated with unlocking and model changes. The negative impact on earnings from spread compression in our interest sensitive product lines was approximately $98 million pretax for the nine months ended September 30, 2013 compared to the prior year period. Results for the prior year period included a $40 million unfavorable impact from a tax-related item primarily related to an out-of-period correction in the second quarter of 2012.

The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking and model changes for the nine months ended September 30:

Pretax Increase (Decrease)	2013	2012
	(in millions)
Other revenues	$(18)	$(41)

Benefits, claims, losses and settlement expenses	(5)	22
Amortization of DAC	(79)	14
Interest credited to fixed accounts	—	2
Total expenses	(84)	38
Total (1)	$66	$(79)
(1) Includes a $17 million benefit and a $12 million expense related to the market impact on variable annuity guaranteed living benefits for the nine months ended September 30, 2013 and 2012, respectively.

Net Revenues

Net revenues increased $710 million, or 9%, to $8.3 billion for the nine months ended September 30, 2013 compared to $7.5 billion for the prior year period primarily due to higher management and financial advice fees, distribution fees and other revenues.

Management and financial advice fees increased $381 million, or 11%, to $3.9 billion for the nine months ended September 30, 2013 compared to $3.5 billion for the prior year period primarily due to higher asset-based fees driven by an increase in average AUM, as well as revenue enhancements related to various pricing adjustments, partially offset by $22 million of redemption-driven hedge fund performance fees in the prior year period, which was partially offset by $13 million of related compensation expense in general and administrative expense. Average AUM increased $32.1 billion, or 6%, compared to the prior year period primarily due to market appreciation and wrap account net inflows, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section below.

Distribution fees increased $134 million, or 11%, to $1.3 billion for the nine months ended September 30, 2013 compared to $1.2 billion for the prior year period due to higher client assets and increased client activity.

Net investment income was essentially flat compared to the prior year period reflecting a $30 million gain on the sale of Threadneedle’s investment in Cofunds in the second quarter of 2013, a $47 million increase in net investment income of CIEs and net realized losses on securities in the prior year period, partially offset by a $159 million decrease in investment income on fixed maturity securities. Net investment income for the nine months ended September 30, 2013 included net realized gains on securities of $7 million, compared to net realized losses on securities of $75 million in the prior year period, primarily associated with the transition of banking operations in the fourth quarter of 2012. The decrease in investment income on fixed maturity securities was primarily due to low interest rates and approximately $94 million of lower investment income due to the sale of Ameriprise Bank’s investment portfolio as a result of the transition of banking operations.

Other revenues increased $149 million, or 26%, to $718 million for the nine months ended September 30, 2013 compared to $569 million for the prior year period due to the impact of unlocking, a $104 million increase in other revenues of CIEs and higher fees from variable annuity guarantees driven by higher volumes and higher fee rates. Other revenues for the nine months ended September 30, 2013 included an $18 million negative impact from unlocking compared to a $41 million negative impact in the prior year period. The primary driver of the unlocking impact to other revenues in both periods was lower projected gains on reinsurance contracts resulting from favorable mortality experience.

Expenses

Total expenses increased $39 million, or 1%, to $6.8 billion for the nine months ended September 30, 2013 compared to $6.7 billion for the prior year period primarily due to an increase in distribution expenses, partially offset by decreases in benefits, claims, losses and settlement expenses, amortization of DAC and general and administrative expense.

Distribution expenses increased $247 million, or 12%, to $2.2 billion for the nine months ended September 30, 2013 compared to $2.0 billion for the prior year period driven by growth in assets under management. See our discussion on the changes in AUM in our segment results of operations section below.

Interest credited to fixed accounts decreased $22 million, or 4%, to $600 million for the nine months ended September 30, 2013 compared to $622 million for the prior year period driven by lower average fixed annuity account balances. Average fixed annuities contract accumulation values decreased $493 million, or 3%, to $13.6 billion for the nine months ended September 30, 2013 compared to the prior year period due to net outflows. Fixed annuities remain in net outflows due to low client demand given the interest rate environment.

Benefits, claims, losses and settlement expenses decreased $65 million, or 4%, to $1.4 billion for the nine months ended September 30, 2013 compared to $1.5 billion for the prior year period primarily reflecting the following items:

•
The nine months ended September 30, 2013 included a $5 million benefit from unlocking, which included a $22 million benefit related to the market impact on variable annuity guaranteed living benefits, and the prior year period included a $22 million expense, which included a $15 million expense related to the market impact on variable annuity guaranteed living benefits. The market impact on variable annuity guaranteed living benefits is discussed below. The unlocking impact for the nine months ended September 30, 2013 reflected the impact of expected higher interest rates and changes in assumed policyholder behavior, partially offset by the impact of variable annuity model changes. The unlocking impact for the prior year period primarily reflected lower bond fund returns related to the life contingent benefits associated with GMWB.

•
An increase in expenses related to our auto and home business compared to the prior year period driven by growth in exposure due to a 30% increase in gross new policies, increased reserves for auto liability loss development and $10 million in higher catastrophe losses compared to the prior year period.

•	An increase in expenses of approximately $30 million related to higher reserve funding driven by the impact of higher fees from prior year sales with variable annuity guarantees.

•	An $8 million increase in disability income reserves in the second quarter of 2013 related to prior periods and a $9 million benefit from a life insurance reserve release in the prior year period.

•	A $93 million increase in expense compared to the prior year period from the unhedged non-performance credit spread risk adjustment on variable annuity guaranteed living benefits.

•
A $293 million decrease in expense from other market impacts on variable annuity guaranteed living benefits, net of hedges in place to offset those risks and the related DSIC amortization. The $293 million decrease was the result of a favorable $835 million change in the market impact on variable annuity guaranteed living benefits reserves, partially offset by an unfavorable $530 million change in the market impact on derivatives hedging the variable annuity guaranteed living benefits and an unfavorable $12 million DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rates were up for the 2013 period and down for the 2012 period resulting in a favorable change in the variable annuity guaranteed living benefits liability, partially offset by an unfavorable change in the related hedge assets.

•	Equity market and volatility impacts on the hedge assets for the 2013 period were a lower expense than the impacts in the 2012 period, offset by the year over year corresponding liability result.

•
Other unhedged items including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items were a net favorable impact compared to the prior year period.

Amortization of DAC decreased $44 million, or 22%, to $153 million for the nine months ended September 30, 2013 compared to $197 million for the prior year period primarily due to the impact of unlocking and model changes, partially offset by the DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization). Amortization of DAC for the nine months ended September 30, 2013 included a $79 million benefit from unlocking, which included a $5 million expense related to the DAC offset to the market impact on variable annuity guaranteed living benefits, primarily driven by the impact of expected higher interest rates and changes in assumed policyholder behavior. Amortization of DAC for the prior year period included a $14 million expense from unlocking and model changes, which included a $3 million benefit related to the DAC offset to the market impact on variable annuity guaranteed living benefits, primarily reflecting spread compression and lower bond fund growth rates, partially offset by a benefit from improved persistency and lowered mortality assumption. The DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) was a benefit of $11 million for the nine months ended September 30, 2013 compared to a benefit of $57 million in the prior year period.

Interest and debt expense decreased $15 million, or 7%, to $194 million for the nine months ended September 30, 2013 compared to $209 million for the prior year period due to a decrease in interest expense on CIE debt.

General and administrative expense decreased $62 million, or 3%, to $2.2 billion for the nine months ended September 30, 2013 compared to the prior year period primarily due to a $55 million decrease in integration and restructuring charges, $29 million in lower expenses associated with the completion of the brokerage platform conversion, $49 million of lower bank-related expenses and lower expenses from re-engineering efforts, partially offset by a $20 million increase in expenses of CIEs, higher compensation related accruals and higher expenses from investments in the business.

Income Taxes

Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 26.4% for the nine months ended September 30, 2013 compared to 30.3% for the prior year period. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 27.5% for the nine months ended September 30, 2013 compared to 27.9% for the prior year period. The effective tax rate for the nine months ended September 30, 2013 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction, foreign tax credits and low income housing credits. The decrease in the effective tax rate for the nine months ended September 30, 2013 compared to the prior year period is primarily the result of a $32 million correction of tax related to securities lending activities in the prior year period.

Results of Operations by Segment for the Nine Months Ended September 30, 2013 and 2012

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

The following table presents summary financial information by segment:

	Nine Months Ended September 30,
	2013	2012
	(in millions)
Advice & Wealth Management
Net revenues	$3,168	$2,868
Expenses	2,732	2,544
Operating earnings	$436	$324
Asset Management
Net revenues	$2,345	$2,151
Expenses	1,824	1,735
Operating earnings	$521	$416
Annuities
Net revenues	$1,925	$1,888
Expenses	1,426	1,492
Operating earnings	$499	$396
Protection
Net revenues	$1,625	$1,546
Expenses	1,342	1,241
Operating earnings	$283	$305
Corporate & Other
Net revenues	$(12)	$20
Expenses	227	209
Operating loss	$(239)	$(189)

The following table presents the segment pretax operating impacts on our revenues and expenses attributable to unlocking and model changes:

	Nine Months Ended September 30,
	2013		2012
Segment Pretax Operating Increase (Decrease)	Annuities	Protection	Annuities	Protection
	(in millions)
Other revenues	$—	$(18)	$—	$(41)

Benefits, claims, losses and settlement expenses	21	(4)	21	(14)
Amortization of DAC	(81)	(3)	31	(14)
Interest credited to fixed accounts	—	—	2	—
Total expenses	(60)	(7)	54	(28)
Total	$60	$(11)	$(54)	$(13)

Advice & Wealth Management

The following table presents the changes in wrap account assets and average balances for the nine months ended September 30:

	2013	2012
	(in billions)
Beginning balance	$124.6	$103.4
Net flows	10.2	7.6
Market appreciation and other	9.3	9.6
Ending balance	$144.1	$120.6

Average balance (1)	$134.6	$112.6
(1) Average ending balances are calculated using a simple average of the prior year's ending balance and all periods in the current period.

Wrap account assets increased $19.5 billion, or 16%, during the nine months ended September 30, 2013 due to net inflows of $10.2 billion and market appreciation and other of $9.3 billion. Wrap account net inflows increased $2.6 billion, or 34%, compared to the prior year period reflecting higher advisor productivity, experienced advisor recruiting and investor confidence. Average wrap account assets increased $22.0 billion, or 20%, compared to the prior year period due to net inflows and market appreciation.

The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Nine Months Ended September 30,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$1,496	$1,280	$216	17%
Distribution fees	1,557	1,377	180	13
Net investment income	94	191	(97)	(51)
Other revenues	45	51	(6)	(12)
Total revenues	3,192	2,899	293	10
Banking and deposit interest expense	24	31	(7)	(23)
Total net revenues	3,168	2,868	300	10
Expenses
Distribution expenses	1,950	1,711	239	14
General and administrative expense	782	833	(51)	(6)
Total expenses	2,732	2,544	188	7
Operating earnings	$436	$324	$112	35%

Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized gains or losses, increased $112 million, or 35%, to $436 million for the nine months ended September 30, 2013 compared to $324 million for the prior year period primarily due to strong growth in wrap account assets, increased client activity and continued expense management, partially offset by the impact of low interest rates and lower earnings due to the transition of banking operations in the fourth quarter of 2012. The negative impact of lower spreads on cash sweep accounts and certificates was approximately $43 million compared to the prior year period. Pretax operating earnings for the nine months ended September 30, 2012 included $49 million of earnings from former banking operations. Pretax operating margin was 13.8% for the nine months ended September 30, 2013 compared to 11.3% for the prior year period.

Net Revenues

Net revenues exclude net realized gains or losses. Net revenues increased $300 million, or 10%, to $3.2 billion for the nine months ended September 30, 2013 compared to $2.9 billion for the prior year period reflecting retail client net inflows, market appreciation and increased client activity, partially offset by lower net revenues due to the transition of banking operations in the fourth quarter of 2012 and the negative impact of low interest rates. Net revenues for the nine months ended September 30, 2012 included $99 million from former banking operations. Advice & Wealth Management delivered strong growth in assets and revenues through the combination of improved advisor productivity and experienced advisor recruiting. Operating net revenue per branded advisor was $324,000 for the nine months ended September 30, 2013, up 11% from the prior year period driven by the combination of asset growth and strong client activity.

Management and financial advice fees increased $216 million, or 17%, to $1.5 billion for the nine months ended September 30, 2013 compared to $1.3 billion for the prior year period driven by growth in wrap account assets. Average wrap account assets increased $22.0 billion, or 20%, to $134.6 billion at September 30, 2013 compared to the prior year period due to net inflows and market appreciation. See our discussion of the changes in wrap account assets above.

Distribution fees increased $180 million, or 13%, to $1.6 billion for the nine months ended September 30, 2013 compared to $1.4 billion for the prior year period primarily due to higher client assets and increased client activity.

Net investment income, which excludes net realized gains or losses, decreased $97 million, or 51%, to $94 million for the nine months ended September 30, 2013 compared to $191 million for the prior year period due to $94 million of lower net investment income due to the transition of banking operations in the fourth quarter of 2012, as well as a lower asset earnings rate on invested assets, partially offset by higher average certificate investment balances.

Expenses

Total expenses increased $188 million, or 7%, to $2.7 billion for the nine months ended September 30, 2013 compared to $2.5 billion for the prior year period due to a $239 million increase in distribution expenses driven by higher compensation due to strong growth in client assets, partially offset by a $51 million decrease in general and administrative expense primarily due to $49 million of lower expenses from the transition of banking operations in the fourth quarter of 2012 and $29 million of lower expenses associated with the completion of the brokerage platform conversion, partially offset by higher performance-driven compensation accruals.

Asset Management

In aggregate, we voluntarily waived fees to the Funds of $9 million and $8 million for the nine months ended9/30/2013 and 2012, respectively. See our discussion on fee waivers within our Asset Management Results of Operations for the three months ended September 30, 2013.

The following table presents ending balances and average managed assets:

					Average(1)
	September 30,				Nine Months Ended September 30,
	2013	2012	Change		2013	2012	Change
	(in billions)				(in billions)
Columbia managed assets	$345.0	$339.9	$5.1	2%	$338.0	$335.5	$2.5	1%
Threadneedle managed assets	137.4	123.7	13.7	11	129.9	119.3	10.6	9
Less: Sub-advised eliminations	(3.1)	(2.7)	(0.4)	(15)	(2.7)	(3.5)	0.8	23
Total managed assets	$479.3	$460.9	$18.4	4%	$465.2	$451.3	$13.9	3%
(1) Average ending balances are calculated using a simple average of the prior year's ending balance and all periods in the current period.

The following table presents managed asset net flows:

	Nine Months Ended September 30,
	2013	2012	Change
	(in billions)
Columbia managed asset net flows	$(11.8)	$(14.0)	$2.2	16%
Threadneedle managed asset net flows (1)	(0.3)	(2.3)	2.0	87
Less: Sub-advised eliminations (1)	(0.1)	1.6	(1.7)	NM
Total managed asset net flows	$(12.2)	$(14.7)	$2.5	17%
(1) Threadneedle net flows in Q2 2012 include $1.2 billion of outflows primarily due to a change in subadvisory relationship between Threadneedle and Columbia. These outflows are eliminated at the segment level.

NM  Not Meaningful.

The following tables present the changes in Columbia and Threadneedle managed assets:

	Nine Months Ended September 30,
	2013	2012
	(in billions)
Columbia Managed Assets Rollforward
Retail Funds
Beginning assets	$216.3	$204.8
Mutual fund inflows	28.4	28.3
Mutual fund outflows	(38.1)	(39.3)
Net VP/VIT fund flows	(0.4)	0.1
Net new flows	(10.1)	(10.9)
Reinvested dividends	3.4	2.8
Net flows	(6.7)	(8.1)
Distributions	(4.0)	(3.5)
Market appreciation and other (1)	25.0	25.6
Total ending assets	230.6	218.8

Institutional
Beginning assets	72.4	73.3
Inflows	15.0	12.3
Outflows	(19.6)	(16.1)
Net flows	(4.6)	(3.8)
Market appreciation and other	4.9	5.0
Total ending assets	72.7	74.5

Alternative
Beginning assets	5.7	8.1
Inflows	0.9	0.7
Outflows	(1.4)	(2.8)
Net flows	(0.5)	(2.1)
Market appreciation and other	0.2	0.4
Total ending assets	5.4	6.4
Affiliated General Account Assets	36.3	40.4
Other and Eliminations	—	(0.2)
Total Columbia managed assets	$345.0	$339.9
Total Columbia net flows	$(11.8)	$(14.0)
(1) Included in Market appreciation and other for retail funds in Q2 2012 are $3 billion due to the transfer of Active Diversified Portfolio assets from non-proprietary to proprietary funds.

	Nine Months Ended September 30,
	2013	2012
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$39.1	$31.8
Mutual fund inflows	17.3	12.0
Mutual fund outflows (2)	(14.1)	(10.8)
Net new flows	3.2	1.2
Reinvested dividends	—	0.1
Net flows	3.2	1.3
Distributions	(0.3)	(0.3)
Market appreciation	3.6	2.3
Foreign currency translation (1)	0.2	1.4
Other	0.5	0.4
Total ending assets	46.3	36.9

Institutional
Beginning assets	87.6	80.6
Inflows	5.5	6.6
Outflows	(8.9)	(10.0)
Net flows	(3.4)	(3.4)
Market appreciation	4.2	3.5
Foreign currency translation (1)	(0.2)	3.3
Other	2.1	1.8
Total ending assets	90.3	85.8

Alternative
Beginning assets	1.0	1.1
Inflows	—	0.1
Outflows	(0.1)	(0.3)
Net flows	(0.1)	(0.2)
Market depreciation	(0.1)	—
Other	—	0.1
Total ending assets	0.8	1.0
Total Threadneedle managed assets	$137.4	$123.7
Total Threadneedle net flows	$(0.3)	$(2.3)
(1) Amounts represent British Pound to US dollar conversion.
(2) Retail fund outflows in Q2 2012 include $1.2 billion due to a change in subadvisory relationship between Threadneedle and Columbia. These outflows are eliminated at the segment level.

Total segment AUM increased $23.9 billion, or 5%, during the nine months ended September 30, 2013 due to market appreciation, partially offset by net outflows of $12.2 billion. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.

Columbia managed assets increased $14.6 billion, or 4%, during the nine months ended September 30, 2013 due to market appreciation, partially offset by net outflows of $11.8 billion. Columbia retail funds increased $14.3 billion, or 7%, during the nine months ended September 30, 2013 due to market appreciation, partially offset by net outflows. Columbia retail net outflows of $6.7 billion for the nine months ended September 30, 2013 included outflows from a large distribution partner that continued to re-balance asset concentrations, continued outflows from a third party sub-advisor and outflows associated with a share class change in the RIA channel. Columbia institutional AUM increased $0.4 billion, or 1%, during the nine months ended September 30, 2013 due to market appreciation, partially offset by net outflows. Columbia institutional net outflows of $4.6 billion for the nine months ended September 30, 2013 primarily reflected outflows in former parent influenced mandates and former parent affiliated distribution, some of which was low basis points, as well as first quarter outflows in investment grade and high yield credit mandates given strong performance in these asset classes, partially offset by new mandates funded in 2013.

Threadneedle managed assets increased $9.6 billion, or 8%, during the nine months ended September 30, 2013 primarily due to market appreciation. Threadneedle retail funds increased $7.2 billion, or 18%, during the nine months ended September 30, 2013 due to market appreciation and net inflows of $3.2 billion. Threadneedle retail fund net inflows for the nine months ended September 30, 2013 were driven by recovering consumer confidence and good sales in key areas such as Europe. Threadneedle institutional AUM increased $2.7 billion, or 3%, due to market appreciation, partially offset by net outflows. Threadneedle institutional net outflows of $3.4 billion for the nine months ended September 30, 2013 primarily reflected $3.8 billion of outflows from legacy insurance assets, including $1.0 billion from a Japanese mandate, partially offset by new mandate funding and additional flows into existing funds.

The following table presents the results of operations of our Asset Management segment on an operating basis:

	Nine Months Ended September 30,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$1,944	$1,798	$146	8%
Distribution fees	348	331	17	5
Net investment income	50	12	38	NM
Other revenues	5	11	(6)	(55)
Total revenues	2,347	2,152	195	9
Banking and deposit interest expense	2	1	1	NM
Total net revenues	2,345	2,151	194	9
Expenses
Distribution expenses	886	822	64	8
Amortization of deferred acquisition costs	13	12	1	8
General and administrative expense	925	901	24	3
Total expenses	1,824	1,735	89	5
Operating earnings	$521	$416	$105	25%
NM Not Meaningful.
Our Asset Management segment pretax operating earnings, which exclude net realized gains or losses and integration charges, increased $105 million, or 25%, to $521 million for the nine months ended September 30, 2013 compared to $416 million for the prior year period reflecting equity market appreciation, a $30 million gain on the sale of Threadneedle’s strategic business investment in Cofunds, a $19 million benefit from a CDO unwind, continued revenue enhancements related to various pricing adjustments and expense re-engineering, partially offset by the impact of net outflows and redemption-driven hedge fund performance fees recognized in the prior year period.

Net Revenues

Net revenues, which exclude net realized gains or losses, increased $194 million, or 9%, to $2.3 billion for the nine months ended September 30, 2013 compared to $2.2 billion for the prior year period driven by an increase in management and financial advice fees and higher net investment income.

Management and financial advice fees increased $146 million, or 8%, to $1.9 billion for the nine months ended September 30, 2013 compared to $1.8 billion for the prior year period primarily due to an increase in assets under management, as well as a shift to higher fee retail assets at Threadneedle, revenue enhancements related to various pricing adjustments and $17 million of performance based incentive fees on a CDO unwind, partially offset by $22 million of redemption-driven hedge fund performance fees recognized in the prior year period. Average assets under management increased 3% compared to the prior year period driven by equity market appreciation, partially offset by net outflows. See our discussion above on the changes in assets under management.

Net investment income, which excludes net realized gains or losses, increased $38 million to $50 million for the nine months ended September 30, 2013 compared to $12 million for the prior year period due to a $30 million gain on the sale of Threadneedle’s strategic business investment in Cofunds, as well as a $10 million residual gain on a CDO unwind.

Expenses

Total expenses, which exclude integration charges, increased $89 million, or 5%, to $1.8 billion for the nine months ended September 30, 2013 compared to $1.7 billion for the prior year period primarily due to a $64 million increase in distribution expenses driven by higher retail fund assets and a $24 million increase in general and administrative expense driven by higher performance-based compensation, including $8 million of higher compensation related to a CDO unwind, and investments in the business, partially offset by re-engineering benefits and $13 million of expense in the prior year period related to redemption-driven hedge fund performance fees.

Annuities

The following table presents the results of operations of our Annuities segment on an operating basis:

	Nine Months Ended September 30,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$523	$482	$41	9%
Distribution fees	252	236	16	7
Net investment income	801	856	(55)	(6)
Premiums	81	90	(9)	(10)
Other revenues	268	224	44	20
Total revenues	1,925	1,888	37	2
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,925	1,888	37	2
Expenses
Distribution expenses	317	295	22	7
Interest credited to fixed accounts	490	518	(28)	(5)
Benefits, claims, losses and settlement expenses	396	342	54	16
Amortization of deferred acquisition costs	66	163	(97)	(60)
Interest and debt expense	1	1	—	—
General and administrative expense	156	173	(17)	(10)
Total expenses	1,426	1,492	(66)	(4)
Operating earnings	$499	$396	$103	26%

Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization), increased $103 million, or 26%, to $499 million for the nine months ended September 30, 2013 compared to $396 million for the prior year period primarily due to the impact of unlocking and model changes, which was an increase to pretax operating income of $60 million for the nine months ended September 30, 2013 compared to a decrease of $54 million for the prior year period. The market impact on DAC and DSIC was a benefit of $15 million for the nine months ended9/30/2013 compared to a benefit of $27 million in the prior year period.

RiverSource variable annuity account balances increased 8% to $72.7 billion at September 30, 2013 compared to the prior year period due to market appreciation, partially offset by net outflows. Variable annuity net outflows of $482 million for the nine months ended9/30/2013 reflected the closed book of annuities previously sold through third parties, partially offset by $263 million of net inflows in the Ameriprise channel. RiverSource fixed annuity account balances declined 4% to $13.4 billion at September 30, 2013 compared to the prior year period due to ongoing net outflows resulting from low client demand given the interest rate environment.

Net Revenues

Net revenues, which exclude net realized gains or losses, increased $37 million, or 2%, to $1.9 billion for the nine months ended9/30/2013 compared to the prior year period primarily due to higher management and financial advice fees and other revenues, partially offset by a decrease in net investment income.

Management and financial advice fees increased $41 million, or 9%, to $523 million for the nine months ended9/30/2013 compared to $482 million for the prior year period due to higher fees on variable annuities driven by higher separate account balances. Average variable annuities contract accumulation values increased $5.4 billion, or 9%, from the prior year period due to market appreciation, partially offset by net outflows.

Distribution fees increased $16 million, or 7%, to $252 million for the nine months ended9/30/2013 compared to $236 million for the prior year period primarily due to higher fees on variable annuities driven by higher separate account balances.

Net investment income, which excludes net realized gains or losses, decreased $55 million, or 6%, to $801 million for the nine months ended9/30/2013 compared to $856 million for the prior year period reflecting a decrease of approximately $26 million from lower invested assets due to net outflows and approximately $25 million from lower interest rates.

Premiums decreased $9 million, or 10%, to $81 million for the nine months ended9/30/2013 compared to $90 million for the prior year period due to lower sales of immediate annuities with life contingencies.

Other revenues increased $44 million, or 20%, to $268 million for the nine months ended9/30/2013 compared to $224 million for the prior year period due to higher fees from variable annuity guarantees driven by higher volumes and higher fee rates.

Expenses

Total expenses, which exclude the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC and DAC amortization) decreased $66 million, or 4%, to $1.4 billion for the nine months ended9/30/2013 compared to $1.5 billion for the prior year period primarily due to the impact of unlocking and model changes.

Distribution expenses increased $22 million, or 7%, to $317 million for the nine months ended9/30/2013 compared to $295 million for the prior year period primarily due to higher variable annuity compensation due to business growth and market appreciation.

Interest credited to fixed accounts decreased $28 million, or 5%, to $490 million for the nine months ended9/30/2013 compared to $518 million for the prior year period driven by lower average fixed annuity account balances. Average fixed annuities contract accumulation values decreased $493 million, or 3%, to $13.6 billion for the nine months ended9/30/2013 compared to the prior year period due to outflows. Fixed annuities remain in net outflows due to low client demand given the interest rate environment.

Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization), increased $54 million, or 16%, to $396 million for the nine months ended9/30/2013 compared to $342 million for the prior year period primarily due to higher reserve funding related to higher fees from prior year sales with variable annuity guarantees. Benefits, claims, losses and settlement expenses for the nine months ended9/30/2013 included a $21 million expense from unlocking primarily reflecting the impact of variable annuity model changes. Benefits, claims, losses and settlement expenses for the prior year period included a $21 million expense from unlocking and model changes primarily reflecting lower bond fund returns related to liabilities for the life contingent benefits associated with GMWB.

Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed living benefits, decreased $97 million, or 60%, to $66 million for the nine months ended9/30/2013 compared to $163 million for the prior year period due to the impact of unlocking and model changes, partially offset by the market impact on DAC. Amortization of DAC for the nine months ended September 30, 2013 included an $81 million benefit from unlocking primarily driven by the impact of expected higher interest rates and changes in assumed policyholder behavior. Amortization of DAC for the prior year period included a $31 million expense from unlocking and model changes primarily reflecting spread compression and lower bond fund growth rates, partially offset by a benefit from improved persistency. The market impact on DAC was a benefit of $12 million for the nine months ended9/30/2013 compared to a benefit of $21 million in the prior year period.

Protection

The following table presents the results of operations of our Protection segment on an operating basis:

	Nine Months Ended September 30,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$43	$41	$2	5%
Distribution fees	67	68	(1)	(1)
Net investment income	334	322	12	4
Premiums	880	834	46	6
Other revenues	301	282	19	7
Total revenues	1,625	1,547	78	5
Banking and deposit interest expense	—	1	(1)	NM
Total net revenues	1,625	1,546	79	5
Expenses
Distribution expenses	56	49	7	14
Interest credited to fixed accounts	108	104	4	4
Benefits, claims, losses and settlement expenses	918	837	81	10
Amortization of deferred acquisition costs	86	79	7	9
General and administrative expense	174	172	2	1
Total expenses	1,342	1,241	101	8
Operating earnings	$283	$305	$(22)	(7)%
NM Not Meaningful.

Our Protection segment pretax operating income, which excludes net realized gains or losses and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $22 million, or 7%, to $283 million for the nine months ended9/30/2013 compared to $305 million for the prior year period reflecting lower auto and home earnings.

Net Revenues

Net revenues, which exclude net realized gains or losses and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $79 million, or 5%, to $1.6 billion for the nine months ended9/30/2013 compared to $1.5 billion for the prior year period primarily due to the impact of unlocking and growth in auto and home premiums, as well as an increase in net investment income.

Net investment income, which excludes net realized gains or losses, increased $12 million, or 4%, to $334 million for the nine months ended9/30/2013 compared to $322 million for the prior year period due to an increase in investment income on fixed maturities.

Premiums increased $46 million, or 6%, to $880 million for the nine months ended9/30/2013 compared to $834 million for the prior year period primarily due to growth in auto and home premiums driven by continued strong new policy sales growth across market segments, primarily from our affinity relationships with Costco and Progressive. Auto and home policy counts increased 10% year-over-year.

Other revenues increased $19 million, or 7%, to $301 million for the nine months ended September 30, 2013 compared to $282 million for the prior year period due to an $18 million unfavorable impact from unlocking for the nine months ended9/30/2013 compared to a $41 million unfavorable impact in the prior year period. The primary driver of the unlocking impact to other revenues in both periods was lower projected gains on reinsurance contracts resulting from favorable mortality experience.

Expenses

Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization), increased $101 million, or 8%, to $1.3 billion for the nine months ended9/30/2013 compared to $1.2 billion for the prior year period primarily due to an increase in benefits, claims, losses and settlement expenses.

Distribution expenses increased $7 million, or 14%, to $56 million for the nine months ended9/30/2013 compared to $49 million for the prior year period driven by higher sales.

Benefits, claims, losses and settlement expenses, which exclude the market impact on indexed universal life benefits (net of hedges), increased $81 million, or 10%, to $918 million for the nine months ended9/30/2013 compared to $837 million for the prior year period due to the impact of unlocking, higher expenses related to our auto and home business, an $8 million increase in disability income reserves in the second quarter of 2013 related to prior periods and a $9 million benefit from a life insurance reserve release in the prior year period. The increase in expenses related to our auto and home business compared to the prior year period was driven by growth in exposure due to a 30% increase in gross new policies, increased reserves for auto liability loss development and $10 million in higher catastrophe losses compared to the prior year period. Benefits, claims, losses and settlement expenses for the nine months ended September 30, 2013 included a $4 million benefit from unlocking compared to a $14 million benefit for the prior year period. The primary driver of the unlocking impact in both periods was favorable mortality experience.

Amortization of DAC increased $7 million, or 9%, to $86 million for the nine months ended9/30/2013 compared to $79 million for the prior year period due to the impact of unlocking. The impact of unlocking was a $3 million benefit for the nine months ended9/30/2013 compared to a $14 million benefit in the prior year period. The primary driver of the unlocking impact in both periods was a lower mortality assumption.

Corporate & Other

The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Nine Months Ended September 30,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$—	$(1)	$1	NM
Distribution fees	1	—	1	NM
Net investment income (loss)	(18)	13	(31)	NM
Other revenues	5	8	(3)	(38)%
Total revenues	(12)	20	(32)	NM
Banking and deposit interest expense	—	—	—	NM
Total net revenues	(12)	20	(32)	NM
Expenses
Distribution expenses	1	—	1	NM
Interest and debt expense	75	70	5	7
General and administrative expense	151	139	12	9
Total expenses	227	209	18	9
Operating loss	$(239)	$(189)	$(50)	(26)%
NM Not Meaningful.

Our Corporate & Other segment pretax operating loss excludes net realized gains or losses, the impact of consolidating CIEs and restructuring charges. Our Corporate & Other segment pretax operating loss was $239 million for the nine months ended9/30/2013 compared to $189 million for the prior year period. Operating losses for the nine months ended9/30/2013 included a loss of $31 million primarily due to how we offset accretion from an intercompany transfer of former bank assets. Approximately $24 million of this loss was reflected in net investment loss and approximately $7 million was reflected in general and administrative expense. The loss of $24 million in the Corporate & Other segment was offset by the associated incremental accretion income, primarily in the Annuities segment, that relates to the transfer of the bank assets and eliminates on a consolidated basis. Corporate & Other segment results for the nine months ended September 30, 2013 also reflected higher compensation-related accruals, $6 million of lower losses on affordable housing partnerships and $5 million of higher interest and debt expense compared to the prior year period.

Market Risk

Our primary market risk exposures are interest rate, equity price, foreign currency exchange rate and credit risk. Equity price and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the spread income generated on our fixed annuities, fixed insurance, brokerage client cash balances, face amount certificate products and the fixed portion of our variable annuities and variable insurance contracts, the value of DAC and DSIC assets, the value of liabilities for guaranteed benefits associated with our variable annuities and the value of derivatives held to hedge these benefits.

Our earnings from fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We guarantee an interest rate to the holders of these products. We primarily invest in fixed rate securities to fund the rate credited to clients. As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2015 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, was $4.4 billion and 4.3%, respectively, as of September 30, 2013. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $5.9 billion and had a weighted average yield of 3.6% as of September 30, 2013.

The reinvestment of proceeds from maturities, calls and prepayments at rates below the current portfolio yield, which may be below the level of some liability guaranteed minimum interest rates, will have a negative impact to future operating results. To mitigate the unfavorable impact that the low interest rate environment has on our spread income, we assess reinvestment risk in our investment portfolio and monitor this risk in accordance with our asset/liability management framework. In addition, we may reduce the crediting rates on our fixed products when warranted, subject to guaranteed minimums.

The following table presents the account values of fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum crediting rates and the range of the difference between rates credited to contractholders as of September 30, 2013 and the respective guaranteed minimums:

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater Than 150 bps above Guaranteed Minimum	Total
Range of Guaranteed Minimum Crediting Rates	(in billions)

1% - 1.99%	$0.4	$0.4	$0.4	$0.4	$3.0	$4.6
2% - 2.99%	0.5	0.1	—	—	—	0.6
3% - 3.99%	9.1	0.1	—	0.1	0.6	9.9
4% - 5.00%	5.8	—	—	—	—	5.8
Total	$15.8	$0.6	$0.4	$0.5	$3.6	$20.9
Percentage of total	76%	3%	2%	2%	17%	100%

In addition to the fixed rate exposures noted above, RiverSource Life also has the following variable annuity guarantee benefits: guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”). Each of these guaranteed benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

The variable annuity guarantees continue to be managed by utilizing a hedging program which attempts to match the sensitivity of the assets with the sensitivity of the liabilities. This approach works with the premise that matched sensitivities will produce a highly effective hedging result. Our comprehensive hedging program focuses mainly on first order sensitivities of assets and liabilities: Equity Market Level (Delta), Interest Rate Level (Rho) and Volatility (Vega). Additionally, various second order sensitivities are managed. We use various index options across the term structure, interest rate swaps and swaptions, total return swaps and futures to manage the risk exposures. The exposures are measured and monitored daily, and adjustments to the hedge portfolio are made as necessary.

To evaluate interest rate and equity price risk we perform sensitivity testing which measures the impact on pretax income from the sources listed below for a 12-month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuity riders, equity indexed annuities, stock market certificates, indexed universal life insurance and the associated hedge assets, we assume no change in implied market volatility despite the 10% drop in equity prices.

The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2013:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(223)	$7	$(216)
DAC and DSIC amortization (2) (3)	(96)	—	(96)
Variable annuity riders:
GMDB and GMIB (3)	(79)	—	(79)
GMWB	(161)	163	2
GMAB	(40)	39	(1)
DAC and DSIC amortization (4)	N/A	N/A	1
Total variable annuity riders	(280)	202	(77)
Equity indexed annuities	1	(1)	—
Certificates	3	(3)	—
Indexed universal life insurance	5	(7)	(2)
Total	$(590)	$198	$(391)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(43)	$—	$(43)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	470	(548)	(78)
GMAB	27	(30)	(3)
DAC and DSIC amortization (4)	N/A	N/A	15
Total variable annuity riders	497	(578)	(66)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	57	—	57
Brokerage client cash balances	129	—	129
Certificates	5	—	5
Indexed universal life insurance	5	—	5
Total	$650	$(578)	$87
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

The above results compare to an estimated negative net impact to pretax income of $318 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $185 million related to a 100 basis point increase in interest rates as of December 31, 2012. The change in the interest rate exposure related to GMWB liabilities is from a refinement in our hedging strategy.

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

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders and indexed universal life insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2013. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $124 million, net of DAC, DSIC and unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on September 30, 2013 credit spreads.

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during the nine months ended September 30, 2013. At September 30, 2013, we had $3.1 billion in cash and cash equivalents compared to $2.4 billion at December 31, 2012. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that expires in September 2018. Under the terms of the underlying credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At September 30, 2013, we had no outstanding borrowings under this credit facility and had $2 million of outstanding letters of credit. Our junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at September 30, 2013.

In September 2013, we issued $600 million of 4.00% senior notes due 2023. In November 2013, we used a portion of the proceeds to redeem $350 million par amount of our 5.65% senior notes due 2015. We expect to record a net pretax loss of approximately $20 million on the redemption of the notes in the fourth quarter of 2013. We expect to use the remainder of the proceeds for general corporate purposes, which may include the additional repayment of our 5.65% senior notes due 2015 and/or our 7.75% senior notes due 2039. For further information on the issuance and redemption of debt, see Note 9 to our Consolidated Financial Statements.

We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk from higher levels of expected annuity net cash flows. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at September 30, 2013 and December 31, 2012 was $150 million and $501 million, respectively, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. As of September 30, 2013 and December 31, 2012, we had $350 million and nil, respectively, of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

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

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(in millions)
RiverSource Life(1)(2)	$2,872	$3,257	N/A	$620
RiverSource Life of NY(1)(2)	249	256	N/A	44
IDS Property Casualty(1)(3)	482	462	$173	160
Ameriprise Insurance Company(1)(3)	43	43	2	2
ACC(4)(5)	228	204	209	187
Threadneedle(6)	244	183	153	156
Ameriprise National Trust Bank(7)	16	142	10	14
AFSI(3)(4)	95	88	2	2
Ameriprise Captive Insurance Company(3)	60	59	12	12
Ameriprise Trust Company(3)	55	48	53	47
AEIS(3)(4)	109	114	42	39
RiverSource Distributors, Inc.(3)(4)	25	25	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	33	29	#	#
N/A  Not applicable.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis.
(2) Regulatory capital requirement is based on the statutory risk-based capital filing.
(3) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of September 30, 2013 and December 31, 2012.
(4) Actual capital is determined on an adjusted GAAP basis.
(5) ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.
(6) Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at September 30, 2013 represent management's assessment at June 30, 2013 of the risk based requirements, as specified by FCA regulations.
(7) In January 2013, we completed the conversion of our federal savings bank subsidiary, Ameriprise Bank, FSB, to a limited powers national trust bank, which conversion included changing the name of this subsidiary to Ameriprise National Trust Bank. As of September 30, 2013 and December 31, 2012, this subsidiary was required to maintain capital in compliance with the Office of the Comptroller of the Currency (“OCC”) regulations and policies.

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

During the nine months ended September 30, 2013, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.3 billion (including $675 million from RiverSource Life and $130 million from Ameriprise Bank) and contributed cash to its subsidiaries of $44 million. During the nine months ended September 30, 2012, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.2 billion (including $740 million from RiverSource Life) and contributed cash to its subsidiaries of $98 million.

Dividends Paid to Shareholders and Share Repurchases

We paid regular quarterly dividends to our shareholders totaling $307 million and $218 million for the nine months ended9/30/2013 and 2012, respectively. On October 29, 2013, we announced a quarterly dividend of $0.52 per common share. The dividend will be paid on November 22, 2013 to our shareholders of record at the close of business on November 12, 2013.

On October 24, 2012, we announced that our Board of Directors authorized an expenditure of up to an additional $2.0 billion for the repurchase of shares of our common stock through 2014. As of September 30, 2013, we had $1.0 billion remaining under this share repurchase authorization. We intend to fund share repurchases through existing working capital, capital released from the transition of Ameriprise Bank from a federal savings bank to a limited powers national trust bank, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the nine months ended9/30/2013, we repurchased a total of 14.3 million shares of our common stock at an average price of $77.81 per share.

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

Operating Activities

Net cash provided by operating activities was $1.1 billion for the nine months ended9/30/2013 compared to $883 million for the prior year period primarily reflecting higher earnings.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.

Net cash used in investing activities was $143 million for the nine months ended9/30/2013 compared to net cash provided by investing activities of $1.1 billion for the prior year period. The decrease in cash of $1.3 billion compared to the prior year period was primarily due to a $749 million increase in purchases of Available-for-Sale securities, a $115 million decrease in proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities and a $1.2 billion increase in purchases of investments by consolidated investment entities, partially offset by a $596 million increase in proceeds from sales, maturities and repayments of investments by consolidated investment entities.

Financing Activities

Net cash used in financing activities decreased $1.3 billion to $207 million for the nine months ended9/30/2013 compared to $1.5 billion for the prior year period. Net cash inflows related to investment certificates and banking time deposits increased $133 million compared to the prior year period driven by higher net proceeds from investment certificates. Cash flows for the prior year period included a $246 million decrease from the net change in banking deposits. Cash proceeds from issuance of debt, net of issuance costs, was $593 million for the nine months ended September 30, 2013 compared to nil for the prior year period. Cash outflows for dividends paid to shareholders increased $88 million compared to the prior year period. Cash used for the repurchase of common stock, which includes stock repurchases and shares surrendered to cover income tax obligations of holders of share-based compensation awards, increased $197 million compared to the prior year period. Cash flows related to CIEs increased $600 million compared to the prior year period primarily due to changes in CIE debt.

Contractual Commitments

There have been no material changes to our contractual obligations disclosed in our 2012 10-K.

Off-Balance Sheet Arrangements

We provide asset management services to various collateralized debt obligations and other investment products, which are sponsored by us for the investment of client assets in the normal course of business. Certain of these investment entities are considered to be variable interest entities while others are considered to be voting rights entities. We consolidate certain of these investment entities. For entities that we do not consolidate, our maximum exposure to loss is our investment in the entity, which was not material as of September 30, 2013. We have no obligation to provide further financial or other support to these structured investments nor have we provided any support to these structured investments. See Note 3 to our Consolidated Financial Statements for additional information on our arrangements with structured investments.

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

•	changes in capital requirements that may be indicated, required or advised by regulators or rating agencies;

•	the impacts of the Company’s efforts to improve distribution economics and to grow third-party distribution of its products;

•	the ability to pursue and complete strategic transactions and initiatives, including acquisitions, divestitures, restructurings, joint ventures and the development of new products and services;

•
the ability to realize the financial, operating and business fundamental benefits of strategic transactions and initiatives the Company has completed, is pursuing or may pursue in the future, which may be impacted by the ability to obtain regulatory approvals, the ability to effectively manage related expenses and by market, business partner and consumer reactions to such strategic transactions and initiatives;

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of 2013:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2013
Share repurchase program (1)	1,245,893	$85.71	1,245,893	$1,283,671,643
Employee transactions(2)	131,285	$87.89	N/A	N/A

August 1 to August 31, 2013
Share repurchase program (1)	1,673,059	$89.03	1,673,059	$1,134,714,475
Employee transactions(2)	208,088	$90.62	N/A	N/A

September 1 to September 30, 2013
Share repurchase program (1)	1,254,228	$90.90	1,254,228	$1,020,710,276
Employee transactions (2)	190,755	$90.59	N/A	N/A

Totals
Share repurchase program (1)	4,173,180	$88.60	4,173,180
Employee transactions (2)	530,128	$89.93	N/A
	4,703,308		4,173,180
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

(2)  Includes restricted shares withheld pursuant to the terms of awards under the Company's share-based compensation plans to offset tax withholding obligations that occur upon vesting and release of restricted shares. The value of the restricted shares withheld is the closing price of common stock of Ameriprise Financial, Inc. on the date the relevant transaction occurs. Also includes shares withheld pursuant to the net settlement of Non-Qualified Stock Option (“NQSO”) exercises to offset tax withholding obligations that occur upon exercise and to cover the strike price of the NQSO. The value of the shares withheld pursuant to the net settlement of NQSO exercises is the closing price of common stock of Ameriprise Financial, Inc. on the day prior to the date the relevant transaction occurs.

ITEM 6.  EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	November 4, 2013	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date:	November 4, 2013	By	/s/ David K. Stewart
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

Exhibit        Description

3.1	Amended Restated Certificate of Incorporation of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 1-32525, filed on April 30, 2010).

3.2	Amended and Restated Bylaws of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, File No. 1-32525, filed on October 7, 2013).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Form 10 Registration Statement, File No. 1-32525, filed on August 19, 2005).
Other instruments defining the rights of holders of long-term debt securities of the registrant are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The registrant agrees to furnish copies of these instruments to the SEC upon request.

10.1
Amended and Restated Credit Agreement, dated as of September 30, 2013, among Ameriprise Financial, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Credit Suisse AG, Cayman Islands Branch, HSBC Bank USA, National Association, Citibank, N.A., and JPMorgan Chase Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on October 1, 2013).

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

101*
The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL: (i) Consolidated Statements of Operations for the three months and nine months ended September 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2013 and 2012; (iii) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.

E-1