Form 10-K
period 2013-12-31
AMERIPRISE FINANCIAL INC
filed 2014-02-27
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Exchange Act.     Yes ☐    No ☒
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
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value, as of June 30, 2013, of voting shares held by non-affiliates of the registrant was approximately $16.1 billion.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2014
Common Stock (par value $.01 per share)	190,872,783 shares
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 30, 2014 (“Proxy Statement”).

AMERIPRISE FINANCIAL, INC.

FORM 10-K

PART I.

Item 1. Business

Overview

Ameriprise Financial, Inc. is a holding company incorporated in Delaware primarily engaged in business through its subsidiaries. Accordingly, references below to “Ameriprise,” “Ameriprise Financial,” the “Company,” “we,” “us,” and “our” may refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries. Our headquarters is located at 55 Ameriprise Financial Center, Minneapolis, Minnesota 55474. We also maintain executive offices in New York City.

Ameriprise Financial is a diversified financial services company with a 119 year history of providing financial solutions. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America’s leader in financial planning and a leading global financial institution with $771 billion in assets under management and administration as of December 31, 2013.

Our strategy is centered on helping our clients confidently achieve their goals by providing advice and by managing and protecting their assets and income. We utilize two go-to-market approaches in carrying out this strategy: Wealth Management and Asset Management.

Our wealth management capabilities are centered on the long-term, personal relationships between our clients and our financial advisors (our “advisors”). Through our advisors, we offer financial planning, products and services designed to be used as solutions for our clients’ cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. Our focus on personal relationships, as demonstrated by our exclusive Confident Retirement® approach to financial planning, allows us to address the evolving financial and retirement-related needs of our clients, including our primary target market segment, the mass affluent and affluent, which we define as households with investable assets of more than $100,000. The financial product solutions we offer through our advisors include both our own products and services and the products of other companies. Our advisor network is the primary channel through which we offer our own insurance and annuity products and services.

Our network of more than 9,700 advisors is the primary means through which we engage in our wealth management activities. We offer our advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in serving their clients. We believe that our nationally recognized brand and practice vision, local marketing support, integrated operating platform and comprehensive set of products and solutions constitute a compelling value proposition for financial advisors, as evidenced by our strong advisor retention rate and our ability to attract and retain experienced and productive advisors. We have and will continue to invest in and develop capabilities and tools designed to maximize advisor productivity and client satisfaction.

We are in a compelling position to capitalize on significant demographic and market trends driving increased demand for financial advice and solutions. In the U.S., the ongoing transition of baby boomers into retirement, as well as recent economic and financial market crises, continues to drive demand for financial advice and solutions. In addition, the amount of investable assets held by mass affluent and affluent households, our target market, has grown and accounts for over half of U.S. investable assets. We believe our differentiated financial planning model, broad range of products and solutions, as well as our demonstrated financial strength throughout the economic downturn of recent past years, will help us capitalize on these trends.

Our asset management capabilities are increasingly global in scale, with Columbia Management as the primary provider of products and services in the U.S. and Threadneedle Investments as the primary provider of products and services outside of the U.S. We offer a broad spectrum of investment advice and products to individual, institutional and high-net worth investors. These investment products are primarily provided through third parties, though we also provide our asset management products through our advisor channel. Our underlying asset management philosophy is based on delivering consistently strong, competitive investment performance. The quality and breadth of our asset management capabilities are demonstrated by 117 of our mutual funds being rated as four- and five-star funds by Morningstar.

We are positioned to continue to grow our assets under management and to strengthen our asset management offerings to existing and new clients. Our asset management capabilities are well positioned to address mature markets in the U.S. and Europe. We also have the capability to leverage existing strengths to effectively expand into new global and emerging markets. In the past few years, we have expanded beyond our traditional strengths in the U.S. and UK to gather assets in Continental Europe, Asia, Australia, the Middle East and Africa. In addition, we continue to pursue opportunities to leverage the collective capabilities of Columbia Management and Threadneedle in order to enhance our current range of investment solutions, to develop new solutions that are responsive to client demand in an increasingly complex marketplace and to maximize the distribution capabilities of our global business.

Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business and regulatory environment in which we operate remains subject to elevated uncertainty and change. To succeed, we expect to continue focusing on our key strategic objectives. The success of these and other strategies may be affected by the factors discussed below in Item 1A of this Annual Report on Form 10-K - “Risk Factors”, and other factors as discussed herein.

The financial results from the businesses underlying our go to market approaches are reflected in our five operating segments:

•	Advice & Wealth Management;

•	Asset Management;

•	Annuities;

•	Protection; and

•	Corporate & Other.

As a diversified financial services firm, we believe our ability to gather assets across the enterprise is best measured by our assets under management and administration metric. At December 31, 2013, we had $771.3 billion in assets under management and administration compared to $681.0 billion as of December 31, 2012. For a more detailed discussion of assets under management and administration see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.

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

We use Columbia Management® as the primary brand for our U.S. asset management products and services, including retail and institutional asset management products. Although Columbia Management markets certain of its services internationally, we primarily use our Threadneedle® brand for marketing our asset management products and services outside of the U.S.

We use our RiverSource® brand for our annuity and protection products issued by the RiverSource Life companies, including our life and disability income insurance products.

History and Development

Our company has a more than 119 year history of providing financial solutions designed to help clients achieve their financial objectives. Our earliest predecessor company, Investors Syndicate, was founded in 1894 to provide face-amount certificates to consumers with a need for conservative investments. By 1937, Investors Syndicate had expanded its product offerings through Federal Housing Authority mortgages, and later, mutual funds, by establishing Investors Mutual, one of the pioneers in the mutual fund industry. In 1949, Investors Syndicate was renamed Investors Diversified Services, Inc., or IDS. In 1957, IDS added life insurance products, and later, annuity products, through IDS Life Insurance Company (now known as “RiverSource Life Insurance Company”). In 1972, IDS began to expand its network by delivering investment products directly to clients of unaffiliated financial institutions. IDS also introduced its comprehensive financial planning processes to clients, integrating the identification of client needs with the products and services to address those needs in the 1970s, and it introduced fee-based planning in the 1980s.

In 1979, IDS became a wholly owned subsidiary of Alleghany Corporation pursuant to a merger. In 1983, our company was formed as a Delaware corporation in connection with American Express’ acquisition of IDS Financial Services from Alleghany Corporation in 1984. We changed our name to “American Express Financial Corporation” (“AEFC”) and began marketing our products and services under the American Express brand in 1994. To provide retail clients with a more comprehensive set of products and services, we significantly expanded our offering of non-proprietary mutual funds in the late 1990s. And in 2003, we acquired the business of Threadneedle Asset Management Holdings.

On September 30, 2005, American Express consummated a distribution of the shares of AEFC to American Express shareholders, at which time we became an independent, publicly traded company and changed our name to “Ameriprise Financial, Inc.” In 2008, we completed the acquisitions of H&R Block Financial Advisors, Inc. and J. & W. Seligman & Co. Incorporated (“Seligman”). We also initiated the disposition of our institutional trust and custody business and completed that restructuring in early 2009. In 2010, we completed the acquisition of the long-term asset management business of Columbia

Management from Bank of America, which significantly enhanced the scale and performance of our retail mutual fund and institutional asset management businesses.

In 2011, we completed the sale of Securities America Financial Corporation and its subsidiaries (“Securities America”) to Ladenburg Thalmann Financial Services, Inc. Securities America had provided a platform for the affiliation of independent advisors and registered representatives to conduct business without utilizing the Ameriprise® brand. The sale allowed us to focus our efforts on servicing and developing our branded advisor network.

In January 2013, we completed the conversion of our federal savings bank subsidiary, Ameriprise Bank, FSB (“Ameriprise Bank”), to a limited powers national trust bank now known as Ameriprise National Trust Bank. In connection with this conversion, we terminated deposit-taking and credit-originating activities of Ameriprise Bank. In addition, Ameriprise Financial was deregistered by the Federal Reserve as a savings and loan holding company and is no longer subject to supervision and regulation as such. We continue to make certain deposit and credit products available to our clients via referral arrangements with respected third-party financial institutions.

Our Organization

The following is a depiction of the organizational structure for our company, showing the primary subsidiaries through which we operate our businesses. The current legal entity names are provided for each subsidiary.

The following is a brief description of the business conducted by each subsidiary noted above, as well as the segment or segments in which it primarily operates.

Threadneedle Asset Management Holdings Sàrl is a Luxembourg-based holding company for the Threadneedle group of companies (“Threadneedle”), our primary provider of investment management products and services outside of the U.S. Threadneedle’s results of operations are included in our Asset Management segment.

Columbia Management Investment Advisers, LLC (“Columbia Management”) serves as the investment adviser for the majority of funds in the Columbia Management family of funds (“Columbia Management funds”) and to U.S. and non-U.S. institutional accounts and private funds. Its results of operations are included in our Asset Management and Corporate & Other segments.

J. & W. Seligman & Co. Incorporated is a holding company for Columbia Management Investment Distributors, Inc. and certain other subsidiaries within our Asset Management segment. Seligman’s results of operations are included in our Asset Management segment.

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

AMPF Holding Corporation is a holding company for certain of our retail brokerage and advisory subsidiaries, including AFSI (defined below) and AEIS (defined below). AMPF Holding Corporation’s results of operations are included in our Advice & Wealth Management segment.

American Enterprise Investment Services Inc. (“AEIS”) is our registered clearing broker-dealer subsidiary. Brokerage transactions for accounts introduced by AFSI are executed, cleared and settled through AEIS. Its results of operations are included in our Advice & Wealth Management segment.

Ameriprise Financial Services, Inc. (“AFSI”), a registered broker-dealer and registered investment adviser, is our primary financial planning and retail distribution subsidiary. Its results of operations are included in our Advice & Wealth Management segment.

RiverSource Distributors, Inc. (“RiverSource Distributors”) is a broker-dealer subsidiary that serves as the principal underwriter and/or distributor for our RiverSource annuities and insurance products sold through AFSI as well as through third-party channels. Its results of operations are included in our Annuities and Protection segments.

RiverSource Life Insurance Company (“RiverSource Life”) conducts its insurance and annuity business in states other than New York. Its results of operations for our annuities business are included primarily in the Annuities segment, and its results of operations with respect to our life and health insurance products it manufactures are reflected primarily in the Protection segment. Investment income on excess capital is reported in the Corporate & Other segment.

RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”) conducts its insurance and annuity businesses in the State of New York. Its results of operations for our annuities business are included primarily in the Annuities segment, and its results of operations with respect to our life and health insurance products it manufactures are reflected primarily in the Protection segment. Investment income on excess capital is reported in the Corporate & Other segment. RiverSource Life of NY is a wholly owned subsidiary of RiverSource Life. We refer to RiverSource Life and RiverSource Life of NY as the “RiverSource Life companies.”

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

Ameriprise Trust Company (“ATC”) provides trust services to individuals and businesses. Its results of operations are included in the Asset Management segment.

Ameriprise National Trust Bank (formerly Ameriprise Bank, FSB) offers personal trust and related services. Its results of operations are included in the Advice & Wealth Management segment.

Our Segments - Advice & Wealth Management

Our Advice & Wealth Management segment provides financial planning and advice, as well as full-service brokerage services, primarily to retail clients through our advisors. These services are centered on long-term, personal relationships between our advisors and our clients and focus on helping clients confidently achieve their financial goals. Our advisors provide a distinctive approach to financial planning and have access to a broad selection of both affiliated and non-affiliated products to help clients meet their financial needs.

A significant portion of revenues in this segment is fee-based, driven by the level of client assets, which is impacted by both market movements and net asset flows. We also earn net investment income on owned assets primarily from certificate products. This segment earns revenues (distribution fees) for providing non-affiliated products and intersegment revenues (distribution fees) for providing our affiliated products and services to our retail clients. Intersegment expenses for this segment include expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results.

Our Financial Advisor Platform

We provide clients financial planning, advice and brokerage services through our nationwide advisor network. Advisors can choose to affiliate with us in two ways, with each affiliation offering different levels of support and compensation. The affiliation options are:

•
Employee Advisors. Under this affiliation, an advisor is an employee of our company and receives a higher level of support, including leadership, training, office space and staff support. We pay compensation that is competitive with other employee advisor models, which is generally lower than that of our franchisee advisors. Employee advisors are also employed in the Ameriprise Advisor Center (“AAC”), our dedicated platform for remote-based sales and service to Ameriprise retail customers. Advisors in the AAC utilize a team model to service retail customers on a remote basis.

•
Franchisee Advisors. Under this affiliation, an advisor is an independent contractor franchisee who affiliates with our company and has the right to use the Ameriprise brand. We pay our franchisee advisors a higher payout rate than our employee advisors as they are responsible for paying their own overhead, staff compensation and other business expenses. In addition, our franchisee advisors pay a franchise association fee and other fees in exchange for the support we offer and the right to use our brand name. The support we offer to our franchisee advisors includes generalist and specialist leadership support, technology platforms and tools, training and marketing programs.

We are committed to providing our advisors with the resources and support necessary to manage and grow their practices. Our platform offers advisors the flexibility of operating on a commission-based brokerage basis as well as on a fee-based advisory basis. Advisors have access to training and materials reflecting our differentiated financial planning model and Confident Retirement planning approach, our nationally recognized brand and MORE WITHIN REACH® advertising campaign, local marketing support capabilities and our full range of proprietary and non-proprietary product solutions. Our demonstrated financial strength throughout the recent financial crisis as well as our dedication to our clients also benefits our advisor practices. We expect to continue to invest in the capabilities of and support provided to our advisor platform, with the goal of increasing advisor productivity and improving on our ability to attract and retain advisors.

Our nationwide advisor network consisted of more than 9,700 advisors as of December 31, 2013, which includes more than 2,200 employee advisors and 7,500 independent franchisees or employees or contractors of franchisees. Of these advisors, over 59% had been with us for more than 10 years, with an average tenure of over 19 years. Among advisors who have been with us for more than 10 years, we have a retention rate of over 96%. We believe our strong advisor retention rate, as well as our ability to recruit experienced advisors, speaks to the value proposition we offer our advisors.

Our advisors can offer clients a diversified set of cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer products and services, as well as a selection of products from other companies, as described below.

Brokerage and Investment Advisory Services

Individual and Family Financial Services

Our personalized financial planning approach is designed to focus on all aspects of our clients’ finances. After understanding our clients’ needs, our advisors seek to identify solutions to address those needs across four cornerstones: cash and liabilities, investments, protection and taxes. We believe this approach helps our clients build a solid financial foundation, persevere through difficult economies and challenging markets, and ultimately achieve their financial goals. We offer a broad array of products and services in each of these categories, including those carrying the Ameriprise Financial, Columbia Management or RiverSource name, as well as solutions offered by unaffiliated firms.

Our advisors deliver financial solutions to our advisory clients principally by building long-term personal relationships through financial planning that is responsive to clients’ evolving needs. We utilize the Certified Financial Planner Board of Standards, Inc.’s defined financial planning process of Engage, Gather, Analyze, Recommend, Implement and Monitor. This process involves gathering relevant financial information, setting life goals, examining clients’ current financial status and determining a strategy or plan for helping clients meet their goals given their current situation and future plans. Once we identify a financial planning client’s objectives, we then recommend a solution set consisting of actions - such as paying down debt, increasing savings and investment, protecting income and assets, creating a will, and including tax-qualified formats in the client’s allocation of savings and investment - as well as offer products to address these objectives with clients accepting what they determine to be an appropriate range and level of risk. Our financial planning relationships with our clients are characterized by an ability to understand their specific needs thoroughly, which enables us to help them meet those needs, achieve high overall client satisfaction, hold more products in their accounts and increase our assets under management.

In 2012, we introduced our Confident Retirement approach, which involves a comprehensive assessment of retirement income sources and assets, a client’s plans and goals for retirement and an analysis of what is needed to fund the four principal types of expenses and liabilities encountered during retirement: covering essentials, ensuring lifestyle, preparing for the unexpected and leaving a legacy. We believe this comprehensive approach to retirement planning allows our advisors to create a plan that best matches our products and services to our clients’ needs. We also believe that this approach results in greater client satisfaction and confidence.

Our financial planning clients pay a fee for the receipt of financial planning services. This fee is based on the complexity of a client’s financial and life situation and his or her advisor’s experience. The fee for financial planning services is not based on or related to actual investment performance; however, our clients may elect to pay a consolidated, asset-based wrap account advisory fee for financial planning and managed account services and administration. If clients elect to implement their financial plan with our company, we and our advisors generally receive a sales commission and/or sales load and other revenues for the products that they purchase from us. These commissions, sales loads and other revenues are separate from, and in addition to, the financial planning and advisory fees we and our advisors may receive.

Brokerage and Other Products and Services

We offer our retail and institutional clients a variety of brokerage and other investment products and services.

Our Ameriprise ONE® Financial Account is a single integrated financial management brokerage account that enables clients to access a single cash account to fund a variety of financial transactions, including investments in mutual funds, individual securities, cash products and margin lending. Additional features include unlimited check writing with overdraft protection, a Visa® debit card through a third-party sponsor, online bill payments and ATM access.

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

We offer trading and portfolio strategy services across a number of fixed income categories, including treasuries, agencies, municipals, corporate, mortgage- and asset-backed securities. Our retail-focused fixed income trading desk is committed to providing best execution and the efficient facilitation of client orders. In addition, our fixed income portfolio strategy group assists our advisors in evaluating and customizing client fixed income portfolios based on individual investment objectives and risk tolerance.

Ameriprise may from time-to-time participate in syndicate offerings of closed-end funds and preferred securities. Syndicates are groups of investment banks and broker-dealers that jointly underwrite and distribute new security offerings to the investing public. Our clients may purchase for their own account the closed-end fund shares and preferred stock of such primary offerings in which we participate.

Through Ameriprise Achiever Circle, we offer benefits and rewards to clients who have $100,000 or more invested with us. Clients who have $500,000 or more invested with us are eligible for Ameriprise Achiever Circle Elite, which includes additional benefits. To qualify for and maintain Achiever Circle or Achiever Circle Elite status, clients must meet certain eligibility and maintenance requirements. Special benefits of the program may include fee reductions or waivers on Ameriprise IRAs and the Ameriprise ONE Financial Accounts, fee waivers on Ameriprise Financial-branded MasterCard® credit cards issued by Barclays Bank Delaware (“Barclays”) and credit monitoring services.

Fee-based Investment Advisory Accounts

In addition to purchases of mutual funds and other securities on a stand-alone basis, clients may purchase mutual funds, among other securities, in connection with investment advisory fee-based “wrap account” programs or services. We currently offer both discretionary and non-discretionary investment advisory wrap accounts. In a discretionary wrap account, we (or an unaffiliated investment advisor) choose the underlying investments in the portfolio on behalf of the client, whereas in a non-discretionary wrap account, clients choose the underlying investments in the portfolio based on their financial advisor’s recommendation. Investors in discretionary and non-discretionary wrap accounts generally pay a fee (for investment advice and other services) based on the assets held in that account as well as any related fees or costs associated with the underlying securities held in that account (e.g., underlying mutual fund operating expenses, investment advisory or related fees, Rule 12b-1 fees, etc.). A significant portion of our affiliated mutual fund sales are made through wrap accounts. Client assets held in affiliated mutual funds in a wrap account generally produce higher revenues to us than client assets held in affiliated mutual funds on a stand-alone basis because, as noted above, we receive an investment advisory fee based on the asset values of the assets held in a wrap account in addition to revenues we normally receive for investment management and/or distribution of the funds included in the account.

We offer several types of investment advisory accounts. We sponsor Ameriprise Strategic Portfolio Service (“SPS”) Advantage, a non-discretionary wrap account service, as well as SPS - Advisor, a discretionary wrap account service. We also sponsor Ameriprise Separate Accounts (a separately managed account (“SMA”) program), which is a discretionary wrap account service through which clients invest in strategies managed by us or by affiliated and non-affiliated investment managers. We offer a similar program on an accommodation basis where clients transfer assets to us and do not maintain an investment management relationship with the manager of those assets. We also sponsor Active Portfolios® investments, a discretionary mutual fund wrap account service that offers a number of strategic target allocations based on different risk profiles and tax sensitivities. Additionally, we offer discretionary wrap account services through which clients may invest in SMAs, mutual funds and exchange traded funds.

Mutual Fund Offerings

In addition to the Columbia Management family of funds (discussed below in “Our Segments - Asset Management - Product and Service Offerings - U.S. Registered Funds”), we offer mutual funds from more than 275 mutual fund families on our brokerage platform and as part of our wrap accounts to provide our clients a broad choice of investment products. In 2013, retail sales of other companies’ mutual funds accounted for the majority of our total retail mutual fund sales. Client assets held in mutual funds of other companies on a stand-alone basis generally produce lower total revenues than client assets held in our own mutual funds, as our Asset Management segment does not earn ongoing investment management fees for assets held in the funds of other companies.

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

Insurance and Annuities

We offer insurance and annuities issued by the RiverSource Life companies (discussed below in “Business - Our Segments - Annuities” and in “Business - Our Segments - Protection”). The RiverSource insurance solutions available to our retail clients include variable and fixed universal life insurance, traditional life insurance and disability income insurance. RiverSource annuities include fixed annuities, as well as variable annuities that allow our clients to choose from a number of underlying investment options and to purchase certain guaranteed benefit or volatility management riders. In addition to RiverSource insurance and annuity products, our advisors offer products of unaffiliated carriers on a limited basis, including variable annuities, life insurance and long term care insurance products issued by a select number of unaffiliated insurance companies.

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

Banking Products

In January 2013, we completed the conversion of our federal savings bank subsidiary, Ameriprise Bank, to a limited powers national trust bank following our receipt of final regulatory approvals, and we changed the name of the bank to Ameriprise National Trust Bank. As a result of the conversion, Ameriprise National Trust Bank is no longer engaged in deposit-taking or credit-origination activities. In 2012, we liquidated checking, savings and money market accounts and certificates of deposit and returned all funds to our clients. We also sold Ameriprise Bank’s consumer loan portfolio, including first mortgages, home equity loans, home equity lines of credit and loans, to affiliates of Ameriprise Bank and sold Ameriprise Bank’s credit card account portfolio to Barclays.

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

Ameriprise National Trust Bank continues to provide personal trust, custodial, agency and investment management services to help meet estate and wealth transfer needs of our advisors’ individual and corporate clients. The performance of such personal trust services may involve our investment products. Ameriprise National Trust Bank generally receives an asset-based fee for investment advice and other services based on assets managed or custodied, as well as related fees and costs.

Face-Amount Certificates

We currently issue five types of face-amount certificates through Ameriprise Certificate Company, a wholly owned subsidiary of Ameriprise Financial that is registered as an investment company under the Investment Company Act of 1940 (“Investment Company Act”). Owners of our certificates invest funds and are entitled to receive at maturity or at the end of a stated term, a determinable amount of money equal to their aggregate investments in the certificate plus interest at rates we determine, less any withdrawals and early withdrawal penalties. For two types of certificate products, the rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at our discretion for prospective terms.

At December 31, 2013, we had $4.0 billion in total certificate reserves underlying our certificate products. Our earnings are based upon the difference, or “spread,” between the interest rates credited to certificate holders and the interest earned on the certificate assets invested. A portion of these earnings is used to compensate the various affiliated entities that provide management, administrative and other services to our company for these products. The certificates compete with investments offered by banks, savings and loan associations, credit unions, mutual funds, insurance companies and similar financial institutions. In times of weak performance in the equity markets, certificate sales are generally stronger. In 2013, advisors’ cash sales of our certificates were $2.3 billion.

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

Strategic Alliances and Other Marketing Arrangements

We use strategic marketing alliances, local marketing programs for our advisors, and on-site workshops through our Business Alliances group to generate new clients for our financial planning and other financial services. An important aspect of our strategy is to create alliances that help us generate new financial services clients within our target market segment, the mass affluent. For example, AFSI currently has a strategic alliance with United HealthCare, the nation’s largest single health carrier, and Golden Key, the world’s largest collegiate honor society. Our alliance arrangements are generally for a limited duration of one to five years with an option to renew. Additionally, these types of marketing arrangements typically provide that either party may terminate the agreements on short notice, usually within sixty days. We compensate our alliance partners for providing opportunities to market to their clients.

In addition to our alliance arrangements, we have developed a number of local marketing programs for our advisors to use in building their client bases. These include pre-approved seminars, seminar and event training and referral tools and training designed to encourage both prospective and existing clients to refer or bring their friends to an event.

Ameriprise India

We offer retail financial planning and distribution services in India through our subsidiary, Ameriprise India Private Limited (“AIPL”). We have also established an insurance brokerage entity in India that is licensed to deal in insurance products. AIPL provides holistic financial planning services through its trained advisor force. Fees are received for delivering financial plans; however, we do not sell affiliated investment or insurance products. If clients elect to implement their financial plan, our advisors refer them to third-party product manufacturers to purchase recommended investment and/or insurance products. We generally receive compensation from such third-party product manufacturers for making these referrals. We have established offices in Gurgaon, Greater Nodia, Delhi, Bengaluru and Pune.

Our Segments - Asset Management

Our Asset Management segment provides investment advice and investment products to retail, high net worth and institutional clients on a global scale through Columbia Management and Threadneedle. Columbia Management primarily provides products and services in the U.S., and Threadneedle primarily provides products and services internationally. We provide clients with U.S. domestic individual products through unaffiliated third-party financial institutions and through our Advice & Wealth Management segment, and we provide institutional products and services through our institutional sales force. International retail products are primarily distributed through third-party financial institutions and unaffiliated financial advisors. Individual products include U.S. mutual funds and their non-U.S. equivalents, exchange-traded funds (“ETFs”) and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, collateralized loan obligations, hedge funds, collective funds and property funds. Collateralized loan obligations (“CLOs”), hedge funds and certain private funds are often classified as alternative assets. Our Asset Management segment also provides all intercompany asset management services for Ameriprise Financial subsidiaries. The fees for such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management, Annuities and Protection segments. All intersegment activity is eliminated in our consolidated results.

Revenues in the Asset Management segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. We may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. At December 31, 2013, our Asset Management segment had $500.8 billion in managed assets worldwide. Managed assets include managed external client assets and managed owned assets. Managed external client assets include client assets for which we provide investment management services, such as the assets of the Columbia Management and Threadneedle fund families and the assets of institutional clients. Managed external client assets also include assets managed by sub-advisers we select. Our external client assets are not reported on our Consolidated Balance Sheets. Managed owned assets include certain assets on our Consolidated Balance Sheets (such as the assets of the general account and the variable product funds held in the separate accounts of our life insurance subsidiaries) for which the Asset Management segment provides management services and receives management fees. For additional details regarding our assets under management and administration, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.

Investment Management Capabilities

The investment management activities of Columbia Management and Threadneedle are conducted through investment management teams located in the U.S. and the UK, with growing operations in Singapore and Malaysia. Each investment management team may focus on particular investment strategies, asset types, products and on services offered and distribution channels utilized. These teams manage the majority of assets in our Columbia Management and Threadneedle fund families, as well as the assets we manage for institutional clients in separately managed accounts, collective funds, hedge funds, the general and separate accounts of the RiverSource Life companies, the assets of IDS Property Casualty and Ameriprise Certificate Company. These investment management teams also manage assets under sub-advisory arrangements.

Our investment management capabilities span a broad range of asset classes and investment styles. The portfolios underlying our product and service offerings may focus on one or more U.S. or non-U.S. equity, fixed income, property, alternative or other asset classes, and the strategies utilized in the management of such portfolios varies depending on the needs and objectives of individual and institutional investors. We continually assess these capabilities to help ensure our ability to provide product and services offerings that are responsive the evolving needs of our clients.

Columbia’s investment management activities are conducted by teams located in multiple locations throughout the U.S., including Boston, Charlotte, Chicago, Los Angeles, Minneapolis, New York, Menlo Park and Portland, Oregon. We have implemented a multi-platform approach to equity asset management using individual investment management teams with a combination of dedicated centralized analytical and equity trading resources. The portfolios we manage focus on varying sizes and categories of domestic and global equity securities. Our U.S. fixed income teams are organized by sectors, including investment grade, high yield, municipal, global and structured. This sector-based approach creates focused and accountable teams organized by expertise. Portfolio performance is measured to align client and corporate interests, and asset managers are incented to collaborate, employ best practices and execute in response to changing market and investment conditions consistent with established portfolio management principles.

Columbia’s investment philosophy focuses on delivering consistent and competitive investment performance. To achieve such performance, Columbia’s investment teams use a “5P” process that focuses on the five factors we believe are most significant for delivering results to clients: product definition, investment philosophy, people, investment process and performance expectation. These factors are continuously monitored and provide a framework around which portfolio managers can better define their objectives and the processes through which they plan to achieve them.

Threadneedle’s investment management activities are principally conducted from its London office, with additional investment capabilities in Singapore and Malaysia. Threadneedle’s investment philosophy is to share investment ideas and alpha generation across teams and asset classes. Each investment management team may focus on particular investment strategies, asset types, products and services offered and is subject to an oversight process that involves regular reviews by the chief investment officer of investment performance and other key aspects of the investment process. These teams manage the majority of assets in the Threadneedle family of funds, the assets of Threadneedle’s alternative investment structures and the assets managed for Threadneedle’s institutional clients.

Columbia Management and Threadneedle continue to pursue opportunities to maximize their collective investment capabilities to more effectively manage their current products and portfolios and to design and develop new solutions for the benefit of our clients. For example, the investment management teams of Columbia Management and Threadneedle currently manage certain assets for the other under sub-advisory or personnel sharing arrangements. Additionally, research sharing arrangements and evaluation of other operational resources and capabilities are actively underway.

Product and Service Offerings

We offer a broad spectrum of investment advice and products to individual, institutional and high-net worth investors. In an effort to address changing market conditions and the evolving needs of investors, we may from time to time develop and offer new retail and institutional investment products with new and/or innovative investment strategies, including U.S. mutual funds and their non-U.S. equivalents, ETFs, separately managed accounts, hedge funds and other private funds, CLOs, and collective funds. The following is an overview of our Asset Management offerings.

U.S. Registered Funds

We provide investment advisory, distribution and other services to the Columbia Management family of funds. The Columbia Management family of funds includes retail mutual funds, exchange-listed ETFs and U.S. closed-end funds and variable product funds. Retail mutual funds are available through unaffiliated third-party financial institutions, the Ameriprise financial advisor network and as part of Ameriprise institutional 401(k) plans. Variable product funds are available as underlying investment options in variable annuity and variable life insurance products, including RiverSource products. The Columbia Management family of funds includes domestic and international equity funds, fixed income funds, cash management funds, balanced funds, specialty funds, absolute return funds and asset allocation funds, including fund-of-funds, with a variety of investment objectives. At December 31, 2013, our U.S. retail mutual funds, ETFs and U.S. closed-end funds had total managed assets of $169.4 billion in 137 funds. The variable insurance trust funds (“VIT Funds”) that we manage had total managed assets at December 31, 2013 of $70.0 billion in 73 funds.

Columbia Management serves as investment manager for most of our U.S. mutual funds as well as our exchange-listed ETFs and U.S. closed-end funds and ETFs. Columbia Wanger Asset Management, LLC (“Columbia Wanger”), a subsidiary of Columbia Management, also serves as investment manager for certain funds. In addition, several of our subsidiaries perform ancillary services for the funds, including distribution, accounting, administrative and transfer agency services. Columbia Management and Columbia Wanger perform investment management services pursuant to contracts with the U.S. registered funds that are subject to renewal by the fund boards within two years after initial implementation, and thereafter, on an annual basis.

We earn management fees for managing the assets of the Columbia Management family of mutual funds based on the underlying asset values. We also earn fees by providing ancillary services to the Columbia Management family of funds. Historically, certain Columbia Management equity and balanced funds included a performance incentive adjustment that adjusted management fees, upward or downward, based on the fund’s performance as measured against a designated index of peers. In 2011 and 2012, in connection with various initiatives to achieve consistent fee structures across all Columbia Management funds, we discontinued the use of such performance incentive adjustments.

The Columbia Management family of funds also uses sub-advisers to diversify and enhance investment management expertise. Since the end of 2003, Threadneedle personnel have provided investment management services to certain Columbia Management funds. In addition to Threadneedle, unaffiliated sub-advisers provide investment management services to certain Columbia Management funds.

Non-U.S. Funds

Threadneedle offers a fund product range that includes different risk-return options across regions, markets, asset classes and product structures, which include funds that are similar to U.S. mutual funds. These funds are marketed to non-U.S. persons and often referred to as UCITS products (Undertakings for Collective Investment in Transferable Securities). UCITS and other funds offered by Threadneedle typically are structured as Open Ended Investment Companies (“OEICs”) in the UK, Societes d’Investissement A Capital Variable (“SICAVs”) in Luxembourg, as well as unit trusts and investment trusts. The majority of these offerings are registered in and distributed across multiple jurisdictions. At December 31, 2013, our non-U.S. retail funds had total managed assets of $50.6 billion in 121 funds.

Threadneedle Asset Management Ltd. serves as investment manager for most of our non-U.S. fund products and earns management fees based on underlying asset values for managing the assets of these funds. Certain Threadneedle affiliates also earn fees by providing ancillary services to the funds. In addition, certain non-U.S. funds or portions of the portfolios underlying such funds may receive sub-advisory services, including services provided by both Columbia Management personnel and other unaffiliated advisers.

Separately Managed Accounts

We provide investment management services to a range of clients globally, including pension, profit-sharing, employee savings, sovereign wealth funds and endowment funds, accounts of large- and medium-sized businesses and governmental clients, as well as the accounts of high-net-worth individuals and smaller institutional clients, including tax-exempt and not-for-profit organizations. Our services include investment of funds on a discretionary or non-discretionary basis and related services including trading, cash management and reporting. We offer various fixed income, equity and alternative investment strategies for our institutional clients with separately managed accounts. Columbia Management and Threadneedle distribute products of the other, including Threadneedle’s offering various equity strategies of Columbia Management to non-U.S. clients and Columbia Management’s offering of certain investment strategies of Threadneedle to U.S. clients.

For our investment management services, we generally receive fees based on the market value of managed assets pursuant to contracts the client can terminate on short notice. Clients may also pay us fees based on the performance of their portfolio. At December 31, 2013, Columbia Management managed a total of $37.3 billion in assets under this range of services and Threadneedle managed $95.3 billion.

Management of Enterprise Owned Assets

We provide investment management services and recognize management fees for certain assets on our Consolidated Balance Sheets, such as the assets held in the general account of our RiverSource Life companies and assets held by Ameriprise Certificate Company. Our fixed income team manages the general account assets to produce a consolidated and targeted rate of return on investments based on a certain level of risk. Our fixed income and equity teams also manage separate account assets. The Asset Management segment’s management of institutional owned assets for Ameriprise Financial subsidiaries is reviewed by the boards of directors and staff functions of the applicable subsidiaries consistent with regulatory investment requirements. At December 31, 2013, the Asset Management segment managed $36.0 billion of institutional owned assets.

Management of Collateralized Loan Obligations (“CLOs”)

Columbia Management has a dedicated team of investment professionals who provide collateral management services to special purpose vehicles which primarily invest in syndicated bank loans and issue multiple tranches of securities collateralized by the assets of each pool. By offering multiple tranches of securities, these special purpose vehicles provide investors with various maturity and credit risk characteristics. Scheduled payments to investors are based on the performance of the CLO’s collateral pool. For collateral management of CLOs, we earn fees based on the par value of assets and, in certain instances, we may also receive performance-based fees. At December 31, 2013, we managed $5.5 billion of assets related to CLOs.

Private Funds

Columbia Management provides investment advice and related services to private, pooled investment vehicles organized as limited partnerships, limited liability companies or foreign (non-U.S.) entities. These funds are currently exempt from registration under the Investment Company Act under either Section 3(c)(1) or Section 3(c)(7) or related interpretative relief and are organized as U.S. and non-U.S. funds. These funds are subject to local regulation in the jurisdictions where they are formed or marketed. For investment management services, we generally receive fees based on the market value of assets under management, and we may also receive performance-based fees. As of December 31, 2013, we managed $123 million in private fund assets.

Ameriprise Trust Collective Funds and Separately Managed Accounts

Collective funds are investment funds that are exempt from registration with the Securities and Exchange Commission (“SEC”) and offered primarily through banks, trust companies and other financial institutions to certain qualified institutional clients such as retirement, pension and profit-sharing plans. Columbia Management currently serves as investment manager to ATC with respect to a series of ATC collective funds covering a broad spectrum of investment strategies for which ATC serves as trustee. We receive fees pursuant to an agreement with ATC for such investment management services that are generally based upon a percentage of assets under management. In addition to its collective funds, ATC serves as investment manager to separately managed accounts for qualified institutional clients.

As of December 31, 2013, we managed $6.5 billion of ATC Funds and separate accounts for ATC clients. This amount does not include the Columbia Management family of funds held in other retirement plans because these assets are included under assets managed for institutional and retail clients and within the “Product and Service Offerings - U.S. Registered Funds” section above.

Sub-advised Accounts

In addition to providing sub-advisory services to each other, Columbia Management and Threadneedle act as sub-adviser for certain U.S. and non-U.S. funds, private banking individually managed accounts, common trust funds and other portfolios sponsored or advised by other firms. As with our affiliated funds, we earn management fees for these sub-advisory services based on the underlying asset value of the funds and accounts we sub-advise. As of December 31, 2013, we managed over $33.5 billion in assets in a sub-advisory capacity.

Distribution

Both Columbia Management and Threadneedle maintain distribution teams and capabilities that support the sales, marketing and support of their products and services. These distribution activities are generally organized into two major categories: retail distribution and institutional distribution.

Retail Distribution

Columbia Management Investment Distributors, Inc. acts as the principal underwriter and distributor of our Columbia Management family of funds. Pursuant to distribution agreements with the funds, we offer and sell fund shares on a continuous basis and pay certain costs associated with the marketing and selling of shares. We earn commissions for distributing the Columbia Management funds through sales charges (front-end or back-end loads) on certain classes of shares and distribution and servicing-related (12b-1) fees based on a percentage of fund assets, and receive intersegment allocation payments. This revenue is impacted by overall asset levels and mix of the funds.

Columbia Management fund shares are sold through both our Advice & Wealth Management segment and through unaffiliated third-party financial intermediaries. Among our third-party distribution arrangements is a strategic distribution agreement entered into in connection with Ameriprise’s acquisition of Columbia Management that provides ongoing access to clients of Bank of America affiliated distributors, including U.S. Trust. Fees and reimbursements paid to such intermediaries may vary based on sales, redemptions, asset values, asset allocation, product mix, and marketing and support activities provided by the intermediary. Intersegment distribution expenses for services provided by our Advice & Wealth Management Segment are eliminated in our consolidated results.

Threadneedle funds are sold through financial intermediaries and institutions, including banks, life insurance companies, independent financial advisers, wealth managers and platforms offering a variety of investment products. Various Threadneedle affiliates serve as the distributors of these fund offerings and are authorized to engage in such activities in numerous countries across Europe, the Middle East, the Asia-Pacific region and Africa. Certain Threadneedle fund offerings, such as its UCITS products, may be distributed on a cross-border basis while others are distributed exclusively in local markets.

Institutional and High Net Worth Distribution

We offer separately managed account services and certain funds to high net worth clients and to a variety of institutional clients, including pension plans, employee savings plans, foundations, sovereign wealth funds, endowments, corporations, banks, trusts, governmental entities, high-net-worth individuals and not-for-profit organizations. We provide investment management services for insurance companies, including our insurance subsidiaries. We also provide, primarily through ATC and one of our broker-dealer subsidiaries, a variety of services for our institutional clients that sponsor retirement plans. We have dedicated institutional and sub-advisory sales teams that market directly to such institutional clients.

We concentrate on establishing strong relationships with institutional clients and leading global and national consultancy firms across North America, Europe, the Middle East, Asia and Australia.

Our Segments - Annuities

Our Annuities segment provides RiverSource variable and fixed annuity products to individual clients. The RiverSource Life companies provide variable annuity products through our advisors, and our fixed annuity products are distributed through both affiliated and unaffiliated advisors and financial institutions. These products are designed to help individuals address their asset accumulation and income goals. Revenues for our variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for our fixed annuity products are primarily earned as net investment income on assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. We also earn net investment income on owned assets supporting reserves for immediate annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Intersegment revenues for this segment reflect fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results.

Our annuity products include deferred variable and fixed annuities, in which assets accumulate until the contract is surrendered, the contractholder (or in some contracts, the annuitant) dies or the contractholder or annuitant begins receiving benefits under an annuity payout option. We also offer immediate annuities, in which payments begin within one year of issue and continue for life or for a fixed period of time. The relative proportion between fixed and variable annuity sales is generally driven by the relative performance of the equity and fixed income markets. Fixed sales are generally stronger when yields available in the fixed income markets are relatively high than when yields are relatively low. Variable sales are generally stronger in times of superior performance in equity markets than in times of weak performance in equity markets. The relative proportion between fixed and variable annuity sales is also influenced by product design and other factors. In addition to the revenues we generate on these products, we also receive fees charged on assets allocated to our separate accounts to cover administrative costs and a portion of the management fees from the underlying investment accounts in which assets are invested, as discussed below under “Variable Annuities.” Investment management performance is critical to the profitability of our RiverSource annuity business.

Variable Annuities

A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder’s choice. These underlying investment options may include the VIT Funds previously discussed (see “Business - Our Segments - Asset Management - Product and Service Offerings - U.S. Registered Funds,” above) as well as variable portfolio funds of other companies. RiverSource variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 4% at December 31, 2013.

Contract purchasers can choose to add optional benefit provisions to their contracts to meet their needs, including guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) provisions. Approximately 98% of RiverSource Life’s overall variable annuity assets include either an optional or a standard GMDB provision and approximately 56% of RiverSource Life’s overall variable annuity assets include a GMWB or GMAB provision. In general, these features can help protect contractholders and beneficiaries from a shortfall in death or living benefits due to a decline in the value of their underlying investment accounts.

In 2012, we introduced the SecureSource 3® living benefit rider, an optional GMWB rider that can be added to new purchases of RiverSource variable annuities for a fee. The SecureSource 3 benefit ensures a specified withdrawal amount annually for life. Clients who purchase this benefit are invested in one or more of four of our Portfolio Stabilizer (managed volatility) funds of funds that are designed to pursue total return while seeking to mitigate exposure to market volatility. This rider provides clients with the security of guaranteed lifetime income, an opportunity for a less volatile investment experience and an opportunity for guaranteed income growth. Clients purchasing a new variable annuity with the optional GMAB living benefit rider are also invested in one or more of four of our Portfolio Stabilizer (managed volatility) funds of funds. Columbia Management serves as investment advisor for the funds of funds and all of the underlying funds in which the funds of funds invest.

Our Portfolio Navigator asset allocation program is available for new sales of our variable annuities, but as of April 2012, is no longer available for sale with a living benefit rider. The Portfolio Navigator program allows clients to allocate their contract value to one of five funds of funds, each of which invests in various underlying funds. The Portfolio Navigator program is designed to allow a contract purchaser to select investment options based on the purchaser’s investment time horizon, risk tolerance and investment goals. Portfolio Navigator was designed to help a contract purchaser tailor the performance of annuities and life insurance policies to their specific needs and to keep investment allocations on track over time. Columbia Management, our investment management subsidiary, serves as investment adviser for the funds of funds and all of the underlying funds in which the Portfolio Navigator funds of funds invest.

The general account assets of our life insurance subsidiaries support the contractual obligations under the guaranteed benefit the Company offers (see “Business - Our Segments - Asset Management - Product and Service Offerings - Management of Enterprise Owned Assets” above). As a result, we bear the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support. Our exposure to risk from guaranteed benefits generally will increase when equity markets decline. You can find a discussion of liabilities and reserves related to our annuity products in Part II, Item 7A of this Annual Report on Form 10-K - “Quantitative and Qualitative Disclosures About Market Risk”, as well as in Note 2, Note 10, Note 11 and Note 16 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

RiverSource fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1.0% to 5.0% at December 31, 2013. New contracts issued provide guaranteed minimum interest rates in compliance with state laws.

In 2007, we discontinued new sales of equity indexed annuities, although we continue to service existing policies.

Distribution

Our RiverSource Distributors subsidiary is a registered broker-dealer that serves both as the principal underwriter and distributor of RiverSource variable and fixed annuities through AFSI and as the distributor of fixed annuities through third-party channels such as banks and broker-dealer networks. Our advisors are the largest distributors of RiverSource annuity products, although they can offer variable annuities from selected unaffiliated insurers as well.

In the fourth quarter of 2010, RiverSource Life companies discontinued the sale of variable annuity products through third-party channels in order to focus on the distribution of variable annuity products within our Advice & Wealth Management segment. We continue to provide RiverSource fixed annuity products through third-party channels. In 2013, we had total cash sales for fixed annuity products through third-party channels of $20 million. As of December 31, 2013, we had distribution agreements for RiverSource fixed annuity products in place with more than 121 third-party firms.

Liabilities and Reserves for Annuities

We maintain adequate financial reserves to cover the risks associated with guaranteed benefit provisions added to variable annuity contracts in addition to liabilities arising from fixed and variable annuity base contracts. You can find a discussion of liabilities and reserves related to our annuity products in Part II, Item 7A of this Annual Report on Form 10-K - “Quantitative and Qualitative Disclosures About Market Risk”, as well as in Note 2, Note 10, Note 11 and Note 16 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Financial Strength Ratings

Our insurance company subsidiaries that issue RiverSource annuity products receive ratings from independent rating organizations. Ratings are important to maintain public confidence in our insurance subsidiaries and our protection and annuity products. For a discussion of the financial strength ratings of our insurance company subsidiaries, see the “Our Segments - Protection - Financial Strength Ratings” section, below.

Our Segments - Protection

Our Protection segment provides a variety of products to address the protection and risk management needs of our retail clients, including life, disability income and property-casualty insurance. These products are designed to provide a lifetime of solutions that allow clients to protect income, grow assets and give to loved ones or charity.

Life and disability income products are primarily provided through our advisors. Our property-casualty products are sold primarily through affinity relationships. We issue insurance policies through our life insurance subsidiaries and the Property Casualty companies (as defined below under “Ameriprise Auto & Home Insurance Products”). The primary sources of revenues for this segment are premiums, fees and charges we receive to assume insurance-related risk. We earn net investment income on owned assets supporting insurance reserves and capital supporting the business. We also receive fees based on the level of assets supporting variable universal life separate account balances. This segment earns intersegment revenues from fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the variable universal life contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in consolidation.

RiverSource Insurance Products

Through the RiverSource Life companies, we issue both variable and fixed (including indexed) universal life insurance, traditional life insurance and disability income insurance. These solutions are designed to help clients protect their income, grow assets and give to those individuals or causes that they care most about. Universal life insurance is a form of permanent life insurance characterized by flexible premiums, flexible death benefits and unbundled pricing factors (i.e., mortality, interest and expenses). Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith. Traditional life insurance refers to whole and term life insurance policies. While traditional life insurance typically pays a specified sum to a beneficiary upon death of the insured for a fixed premium, we also offer a term life insurance product that will generally pay the death benefit in the form of a monthly income stream to a date specified at issue. We also offer a chronic care rider, AdvanceSource® rider, on our new permanent insurance products. This rider allows its policyholder to accelerate a portion of the life insurance death benefit in the event of a qualified chronic care need.

Our sales of RiverSource individual life insurance in 2013, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of 25% variable universal life, 72% fixed universal life and 3% traditional life. Our RiverSource Life companies issue only non-participating life insurance policies that do not pay dividends to policyholders from the insurer’s earnings.

Assets supporting policy values associated with fixed account life insurance and annuity products, as well as those assets associated with fixed account investment options under variable insurance and annuity products (collectively referred to as the “fixed accounts”), are part of the RiverSource Life companies’ general accounts. Under fixed accounts, the RiverSource Life companies bear the investment risk. More information on the RiverSource Life companies’ general accounts is found under “Business - Our Segments - Asset Management - Product and Service Offerings - Management of Enterprise Owned Assets” above.

Variable Universal Life Insurance

Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice. Options may include VIT Funds discussed above, Portfolio Navigator funds of funds, as well as variable portfolio funds of other companies. RiverSource variable universal life insurance products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 2.0% to 4.5% at December 31, 2013.

Fixed Universal Life Insurance and Traditional Whole Life Insurance

Fixed universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.

RiverSource fixed universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of the issuing company subject to certain policy terms relative to minimum interest crediting rates. RiverSource fixed universal life insurance policies in force provide guaranteed minimum interest crediting rates ranging from 2.0% to 5.0% at December 31, 2013. Certain fixed universal life policies offered by RiverSource Life provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. In 2009, we discontinued new sales of traditional whole life insurance, however, we continue to service existing policies. Our in-force traditional whole life insurance policies combine a death benefit with a cash value that generally increases gradually over a period of years.

RiverSource indexed universal life insurance (“IUL”) provides lifetime insurance protection and efficient asset growth through index-linked interest crediting, without the impact of negative market returns. IUL is similar to universal life insurance in that it provides life insurance coverage and cash value that increases as a result of credited interest. In addition, as with universal life insurance, there is a minimum guaranteed credited rate of interest. Unlike universal life insurance, the rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the S&P 500 Index® (subject to a cap and floor). The policyholder may allocate all or a portion of the policy value to a fixed or indexed account.

In 2013, we introduced RiverSource TrioSourceSM universal life insurance with long term care benefits. TrioSource allows clients to allocate a policy’s cash value to a fixed account that begins to earn interest immediately. The base feature of TrioSource is a fixed universal life insurance policy that provides a guaranteed death benefit. The policy offers a guaranteed return of premium (“ROP”). ROP is 90% of the premium in years one and two and 100% of the premium in years three and later and is net of any partial surrenders, outstanding policy loans or long term care benefits paid. The Accelerated Benefit Rider (“ABR”) for Long-Term Care allows for the acceleration of the death benefit to help pay for covered long term care expenses. In addition, clients may purchase an optional rider which extends benefits for a specified time period after ABR benefits have been exhausted. Any long term care benefit paid reduces the death benefit, cash value and return of premium. Additional riders, including an inflation protection option, are available for an additional charge.

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

Disability Income Insurance

Disability income insurance provides monthly benefits to individuals who are unable to earn income either at their occupation at time of disability (“own occupation”) or at any suitable occupation (“any occupation”) for premium payments that are guaranteed not to change. Depending upon occupational and medical underwriting criteria, applicants for disability income insurance can choose “own occupation” and “any occupation” coverage for varying benefit periods. In some states, applicants may also choose various benefit provisions to help them integrate individual disability income insurance benefits with Social Security or similar benefit plans and to help them protect their disability income insurance benefits from the risk of inflation.

Long Term Care Insurance

As of December 31, 2002, the RiverSource Life companies discontinued underwriting stand-alone long term care insurance. However, our advisors sell long term care insurance issued by other companies, including Genworth Life Insurance Company, John Hancock Life Insurance Company and Prudential Insurance Company.

In 2004, the RiverSource Life companies began to file for approval to implement rate increases on most of their existing blocks of nursing home-only indemnity long term care insurance policies. Implementation of these rate increases began in early 2005 and continues. We have received approval for some or all requested increases in the 50 states where increases have been requested, with an average approved cumulative rate increase of 95.7% of premium on all such policies where an increase was requested.

In 2007, the RiverSource Life companies began to file for approval to implement rate increases on most of their existing blocks of comprehensive reimbursement long term care insurance policies. Implementation of these rate increases began in late 2007 and continues. We have received approval for some or all requested increases in 48 states, with an average approved cumulative rate increase of 33.9% of premium on all such policies where an increase was requested.

We intend to seek additional rate increases with respect to these and other existing blocks of long term care insurance policies, subject to regulatory approval.

Ameriprise Auto & Home Insurance Products

We offer personal auto, home, excess personal liability, travel and specialty insurance products through IDS Property Casualty and its subsidiary, Ameriprise Insurance Company (the “Property Casualty companies”). We offer a range of coverage options under each product category. Our Property Casualty companies provide personal auto, home and liability coverage to clients in 43 states and the District of Columbia.

Distribution and Marketing Channels

Our Property Casualty companies do not have field agents; rather, we use co-branded direct marketing to sell our personal auto, home and travel insurance products through alliances with commercial institutions and affinity groups, and directly to our clients and the general public. We also receive referrals through our financial advisor network. Our Property Casualty companies have a multi-year distribution agreement with Costco Insurance Agency, Inc., Costco’s affiliated insurance agency. Costco members represented 51% of all new policy sales of our Property Casualty companies in 2013. Through other alliances, we market our property casualty products to customers of Ford Motor Credit Company and offer personal home insurance products to customers of the Progressive Group.

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

For most new life insurance policies, we reinsure 90% of the death benefit liability. We began reinsuring risks at this level in 2001 for term life insurance and 2002 for individual fixed and variable universal life insurance. Policies issued prior to these dates are not subject to these reinsurance levels.

However, for IUL policies issued after September 1, 2013, we generally reinsure 50% of the death benefit liability. Similarly, for variable universal life policies issued after January 1, 2014, 50% of the death benefit liability will generally be reinsured. Finally, we reinsure 50% of the death benefit and morbidity liabilities related to the TrioSource universal life product launched in 2013.

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

For existing long term care policies, the Company ceded 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”) and retained the remaining risk. For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only. As of December 31, 2013, RiverSource Life companies’ credit exposure to Genworth under this reinsurance arrangement was approximately $1.7 billion. Genworth also serves as claims administrator for our long term care policies.

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

•
We purchase catastrophe reinsurance that, for 2013, had a limit of $125 million per event and we retained $20 million per event. For 2014, our catastrophe reinsurance has a limit of $125 million per event and we retain $20 million per event.

•	We purchase reinsurance that limits our personal liability insurance exposure to 20% of any loss. This 80% quota share treaty uses the same reinsurers as our excess of loss treaty.

See Note 7 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on reinsurance.

Liabilities and Reserves

We maintain adequate financial reserves to cover the insurance risks associated with the insurance products we issue. Generally, reserves represent estimates of the invested assets that our insurance companies need to hold to provide adequately for future benefits and expenses and applicable state insurance laws generally require us to assess and submit an opinion regarding the adequacy of our reserves on an annual basis. For a discussion of liabilities and reserves related to our insurance products, see Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Financial Strength Ratings

Independent rating organizations evaluate the financial soundness and claims-paying ability of insurance companies continually, and they base their ratings on a number of different factors, including market position in core products and market segments, risk-adjusted capitalization and the quality of the company’s investment portfolios. More specifically, the ratings assigned are developed from an evaluation of a company’s balance sheet strength, operating performance and business profile. Balance sheet strength reflects a company’s ability to meet its current and ongoing obligations to its contractholders and policyholders and includes analysis of a company’s capital adequacy. The evaluation of operating performance centers on the stability and sustainability of a company’s sources of earnings. The business profile component of the rating considers a company’s mix of business, market position and depth and experience of management.

Our insurance subsidiaries’ ratings are important to maintain public confidence in our protection and annuity products. Lowering of our insurance subsidiaries’ ratings could have a material adverse effect on our ability to market our protection and annuity products and could lead to increased surrenders of these products. We list our ratings on our website at ir.ameriprise.com. For the most current ratings information, please see the individual rating agency’s website.

Our Segments - Corporate & Other

Our Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses.

Competition

We operate in a highly competitive global industry. As a diversified financial services firm, we compete directly with a variety of financial institutions, including registered investment advisors, securities brokers, asset managers, banks and insurance companies. Our competitors may have greater financial resources, broader and deeper distribution capabilities and products and services than we do. We compete directly with these for the provision of products and services to clients, as well as for our financial advisors and investment management personnel.

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

Our Asset Management segment competes on a global basis to acquire and retain managed and administered assets against a substantial number of firms, including those in the categories listed above. Such competitors may have achieved greater economies of scale, offer a broader array of products and services, offer products with a stronger performance record and have greater distribution capabilities. Competitive factors influencing our performance in this industry include investment performance, product offerings and innovation, product ratings, fee structures, advertising, service quality, brand recognition and reputation and the ability to attract and retain investment personnel. The ability to create and maintain and deepen relationships with distributors and clients also plays a significant role in our ability to acquire and retain managed and administered assets. The impact of these factors on our business may vary from country to country and certain competitors may have certain competitive advantage in certain jurisdictions. Additional detail regarding the nature and effects of competition in the Asset Management segment is provided below in Item 1A of this Annual Report on Form 10-K - “Risk Factors.”

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

Technology

We have an integrated customer management system that serves as the hub of our technology platform. In addition, we have specialized product engines that manage individual brokerage, mutual fund, insurance and face amount certificate accounts. Over the years we have updated our platform to include new product lines such as brokerage, deposit, credit and products of other companies, wrap accounts and e-commerce capabilities for our financial advisors and clients. We also use a proprietary suite of processes, methods and tools for our financial planning services. We update our technological capabilities regularly to help maintain an adaptive platform design that aims to enhance the productivity of our advisors to allow for faster, lower-cost responses to emerging business opportunities, compliance requirements and marketplace trends.

Most of our applications run on a technology infrastructure we outsourced to IBM in 2002. Under this arrangement, IBM is responsible for all mainframe, mid-range, computing network and storage operations, which includes a portion of our web hosting operations. Also, we outsource our voice network operations to AT&T. In addition to these two arrangements, we outsourced our internal help desk, production support and a substantial portion of the development and maintenance of our computer applications to other firms. In 2012, we completed a major replacement of our brokerage and clearing platforms involving the transition of all of our all advisors and clients to the new technology platform.

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

Geographic Presence

For years ended December 31, 2013, 2012 and 2011, approximately 89%, 89% and 89%, respectively, of our long-lived assets were located in the United States and approximately 92%, 94% and 94%, respectively, of our net revenues were generated in the United States. The majority of our foreign operations are conducted through Threadneedle, as described in this Annual Report on Form 10-K under “Business - Our Segments - Asset Management.”

Employees

At December 31, 2013, we had 12,039 employees, including 2,205 employee advisors (which does not include our franchisee advisors, who are not employees of our company). We are not subject to collective bargaining agreements, and we believe that our employee relations are strong.

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

The regulatory environment in which our businesses operate remains subject to change and heightened regulatory scrutiny. The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) provided for sweeping changes in the supervision and regulation of the financial services industry. Certain elements of the Dodd-Frank Act have since taken effect, though the details of many provisions remain subject to additional studies and the adoption of final rules by applicable regulatory agencies. Subsequent regulatory developments both in and outside of the U.S. have also resulted or are expected to result in greater regulatory oversight and internal compliance obligations for firms across the financial services industry. These legal and regulatory changes have impacted and may in the future impact the manner in which we are regulated and the manner in which we operate and govern our businesses.

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

Broker-Dealer and Securities Regulation

Certain of our subsidiaries are registered with the SEC as broker-dealers under the Securities Exchange Act of 1934 (“Exchange Act”) and with certain states, the District of Columbia and other U.S. territories. Our broker-dealer subsidiaries are also members of self-regulatory organizations, including the Financial Industry Regulatory Authority (“FINRA”), and are subject to the regulations of these organizations. The SEC and FINRA have stringent rules with respect to the net capital requirements and the marketing and trading activities of broker-dealers. Our broker-dealer subsidiaries, as well as our financial advisors and other personnel, must obtain all required state and FINRA licenses and registrations to engage in the securities business and take certain steps to maintain such registrations in good standing. SEC regulations also impose notice requirements and capital limitations on the payment of dividends by a broker-dealer to a parent.

Other agencies, exchanges and self-regulatory organizations of which certain of our broker-dealer subsidiaries are members, and subject to applicable rules and regulations of, include the Commodities Futures Trading Commission (“CFTC”), the National Futures Association (“NFA”) and various stock exchanges. AFSI is registered with the CFTC and is thus subject to the requirements of the Commodity Exchange Act. AEIS is a member of the Boston Stock Exchange and is a stockholder in the Chicago Stock Exchange. In addition, certain subsidiaries may also be registered as investment advisers or insurance agencies and subject to the regulations described in the following sections.

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

Certain of our Indian subsidiaries are subject to applicable regulations in connection with our financial planning and distribution services in India. Ameriprise India Insurance Brokers Services Private Limited (“AIIBSPL”) is licensed by India’s Insurance Regulatory and Development Authority ("IRDA") as a direct insurance broker and is subject to regulation by the IRDA and the Indian Registrar of Companies. AIIBSPL is subject to various ongoing internal control and compliance policies, capital requirements and statutory audit and reporting obligations as a condition to maintaining its license. In addition, the Securities and Exchange Board of India has granted an investment adviser registration certificate to AIPL that allows it to offer comprehensive financial planning solutions and other investment advisory services.

Our financial advisors are subject to various regulations that impact how they operate their practices, including those related to supervision, sales methods, trading practices, record-keeping and financial reporting. As a result of the Dodd-Frank Act, our financial advisors may in the future become subject to a fiduciary standard of conduct in connection with their broker-dealer activities that is no less stringent than what is currently applied to investment advisers under the Investment Advisers Act of 1940 (“Advisers Act”). In addition, because our independent contractor advisor platform is structured as a franchise system, we are also subject to Federal Trade Commission and state franchise requirements. Compliance with these and other regulatory requirements adds to the cost and complexity of operating our business. We maintain franchise standards and requirements for our franchisees regardless of location. We have made and expect to continue to make significant investments in our compliance processes, enhancing policies, procedures and oversight to monitor our compliance with the numerous legal and regulatory requirements applicable to our business.

Investment Adviser and Asset Management Regulation

In the U.S., certain of our subsidiaries are registered as investment advisers under the Advisers Act and subject to regulation by the SEC. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, disclosure obligations and record-keeping, and operational and marketing restrictions. Investment advisers are required by the SEC to adopt and implement written policies and procedures designed to prevent violations of the Advisers Act and to designate a chief compliance officer responsible for administering these policies and procedures. Our registered investment advisers may also be subject to certain obligations of the Investment Company Act based on their status as investment advisers to investment companies that we, or third parties, sponsor. The SEC is authorized to institute proceedings and impose sanctions for violations of either the Advisers Act or the Investment Company Act, which may include fines, censure or the suspension or termination of an investment adviser’s registration. As an outcome of the Dodd-Frank Act, Congress is considering whether to increase the frequency of examinations of SEC-registered investment advisers, including the authorization of one or more self-regulatory organizations to examine, subject to SEC oversight, SEC-registered investment advisers.

In connection with rules adopted by the CFTC, certain of our subsidiaries are registered with the CFTC as a commodity trading advisor and commodity pool operator and are also members of the NFA, a self-regulatory body under CFTC jurisdiction. These rules adopted by the CFTC eliminated or limited previously available exemptions and exclusions from many CFTC requirements and impose additional registration and reporting requirements for operators of certain registered investment companies and certain other pooled vehicles that use or trade in futures, swaps and other derivatives that are subject to CFTC regulation. Additional regulations continue to be under consideration by the CFTC including those that will impact the manner by which we place and settle trades for clients. The CFTC or the NFA may institute proceedings and impose sanctions for violations of the Commodity Exchange Act and applicable rules relating to commodities and commodity-related instruments (including stock index futures); sanctions may include fines, censure or the suspension or termination of registration or NFA membership.

Outside of the U.S., our Threadneedle group is authorized to conduct its financial services business in the United Kingdom under the Financial Services and Markets Act 2000. Threadneedle is currently regulated by the Financial Conduct Authority (“FCA”) and the Prudential Regulation Authority (“PRA”), which assumed regulatory responsibilities from the Financial Services Authority (“FSA”) during 2013. FCA and PRA rules impose certain capital, operational and compliance requirements and allow for disciplinary action in the event of noncompliance. Additionally, in connection with its recent retail distribution review, the FSA adopted new rules that govern the manner in which retail clients pay for investment advice provided with respect to retail investment products, including open-ended and closed-ended funds and structured products.

In addition to the above, certain of our asset management subsidiaries, such as Threadneedle’s UK and other European subsidiaries, are required to comply with pan-European directives issued by the European Commission, as adopted by E.U. member states. For example, Threadneedle and certain of our other asset management subsidiaries are required to comply with the Alternative Investment Fund Managers Directive (“AIFMD”), European Market Infrastructure Regulation (“EMIR”) and Capital Requirements Directive IV. These regulations are impacting the way we manage assets and place, settle and report on trades for our clients, as well as market to clients and prospects. With regard to AIFMD, grandfathering of certain compliance obligations under AIFMD, including for several of our asset management subsidiaries, expires on July 22, 2014 and additional regulatory filings and are being made and further regulatory permissions are being sought as and where required. EMIR is the EU equivalent of Title VII Dodd-Frank (and provides a framework for the regulation of over the counter and exchange-traded derivative markets). EMIR is being implemented in a number of phases that began in August 2012. We have been engaging with clients, counterparties, trade repositories, trading platforms and intermediaries to implement the documentation, operational procedures and arrangements needed to facilitate EMIR compliance for our asset management clients.

In Singapore, our asset management subsidiary Threadneedle Investments Singapore (Pte.) Ltd. (“Threadneedle Singapore”) is regulated by the Monetary Authority of Singapore (“MAS”) under the Securities and Futures Act. Threadneedle Singapore holds a capital markets services license with MAS, and employees of Threadneedle Singapore engaging in regulated activities are also required to be licensed. MAS rules impose certain capital, operational and compliance requirements and allow for disciplinary action in the event of noncompliance.

Threadneedle companies and activities are also subject to other local country regulations in Europe, Dubai, Hong Kong, Malaysia, Taiwan, the U.S. and Australia. Additionally, many of our subsidiaries, including Columbia Management, are also subject to foreign, state and local laws with respect to advisory services that are offered and provided by these subsidiaries, including services provided to government pension plans. Foreign and state governments may also institute proceedings and impose sanctions for violations of their local laws, which may include fines, censure or the suspension or termination of the right to do certain types of business in a state or country.

ATC is primarily regulated by the Minnesota Department of Commerce (Banking Division) and is subject to capital adequacy requirements under Minnesota law. It may not accept deposits or make personal or commercial loans. As a provider of products and services to tax-qualified retirement plans and IRAs, certain aspects of our business, including the activities of our trust company, fall within the compliance oversight of the U.S. Departments of Labor and Treasury, particularly regarding the enforcement of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the tax reporting requirements applicable to such accounts. ATC, as well as our investment adviser subsidiaries, may be subject to ERISA, and the regulations thereunder, insofar as they act as a “fiduciary” under ERISA with respect to certain ERISA clients. ERISA and related provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of ERISA plan clients and certain transactions by the fiduciaries to the plans. The Department of Labor intends to re-propose regulations that would significantly expand the scope of who is considered an ERISA fiduciary and what activity constitutes acting as an ERISA fiduciary, while prohibiting certain additional types of transactions conducted by persons who are considered fiduciaries.

Insurance Regulation

Our insurance subsidiaries are subject to supervision and regulation by states and other territories where they are domiciled or otherwise licensed to do business. The primary purpose of this regulation and supervision is to protect the interests of contractholders and policyholders. In general, state insurance laws and regulations govern standards of solvency, capital requirements, the licensing of insurers and their agents, premium rates, policy forms, the nature of and limitations on investments, periodic reporting requirements and other matters. In addition, state regulators conduct periodic examinations into insurer market conduct and compliance with insurance and securities laws. The Minnesota Department of Commerce, the Wisconsin Office of the Commissioner of Insurance, and the New York State Department of Financial Services (the “Domiciliary Regulators”) regulate certain of the RiverSource Life companies, and the Property Casualty companies depending on each company’s state of domicile. In addition to being regulated by their Domiciliary Regulators, our RiverSource Life companies and Property Casualty companies are regulated by each of the insurance regulators in the states where each is authorized to transact business. Financial regulation of our RiverSource Life companies and Property Casualty companies is extensive, and their financial transactions (such as intercompany dividends and investment activity) are often subject to pre-notification and continuing evaluation by the Domiciliary Regulators.

Virtually all states require participation in insurance guaranty associations, which assess fees to insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies subject to statutory limits. These assessments are generally based on a member insurer’s proportionate share of all premiums written by member insurers in the state during a specified period prior to an insolvency. See Note 23 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding guaranty association assessments.

Certain variable annuity and variable life insurance policies offered by the RiverSource Life companies constitute and are registered as securities under the Securities Act of 1933, as amended. As such, these products are subject to regulation by the SEC and FINRA. Securities regulators have recently increased their focus on the adequacy of disclosure regarding complex investment products, including variable annuities and life insurance, and have announced that they will continue to review actions by life insurers to improve profitability and reduce risks under in-force annuity and insurance products with guaranteed benefits. In reviewing such actions, regulators examine, among other factors, potential conflicts between an insurer’s financial interests and the interests of the contract owners, as well as perceived inconsistencies between an insurer’s actions and the expectations of investors at the time a product was sold.

The Dodd-Frank Act created the Federal Insurance Office (“FIO”) within the Department of Treasury. The FIO does not have substantive regulatory responsibilities, though it is tasked with monitoring the insurance industry and the effectiveness of its regulatory framework and providing periodic reports to the President and Congress. In December 2013, the FIO released recommendations that outline near-term reforms that state insurance regulators should undertake regarding capital adequacy, safety and soundness, reform of insurer resolution practices, and marketplace regulation. In addition, the report outlines areas for direct federal involvement in insurance regulation and recommends that Congress consider other areas for federal involvement should states fail to accomplish necessary modernization in the near term. The extent to which the report will impact state regulation of insurance companies and ultimately lead to a more prominent role of the federal government in the regulation of the insurance industry is uncertain.

In October 2012, RiverSource Life purchased a block of residential mortgage loans from Ameriprise Bank, FSB. As an owner and servicer of residential mortgages, RiverSource Life must comply with applicable federal and state lending and foreclosure laws and is subject to the jurisdiction of the federal Consumer Finance Protection Bureau and certain state regulators relative to these mortgage loans.

Each of our insurance subsidiaries is subject to risk-based capital (“RBC”) requirements designed to assess the adequacy of an insurance company’s total adjusted capital in relation to its investment, insurance and other risks. The National Association of Insurance Commissioners (“NAIC”) has established RBC standards that all state insurance departments have adopted. The RBC requirements are used by the NAIC and state insurance regulators to identify companies that merit regulatory actions designed to protect policyholders. Our RiverSource Life companies and Property Casualty companies are subject to various levels of regulatory intervention should their total adjusted statutory capital fall below defined RBC action levels. At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The “regulatory action level,” which is between 75% and 50% of the RBC requirement, subjects an insurer to examination, analysis and specific corrective action prescribed by the primary state regulator. If a company’s total adjusted capital falls between 50% and 35% of its RBC requirement, referred to as “authorized control level,” the insurer’s primary state regulator may place the insurer under regulatory control. Insurers with total adjusted capital below 35% of the requirement will be placed under regulatory control.

RiverSource Life, RiverSource Life of NY, IDS Property Casualty and Ameriprise Insurance Company maintain capital levels well in excess of the company action level required by state insurance regulators. For RiverSource Life, the company action level RBC was $591 million as of December 31, 2013, and the corresponding total adjusted capital was $2.7 billion, which represents 465% of company action level RBC. For RiverSource Life of NY, the company action level RBC was $49 million as of December 31, 2012, and the corresponding total adjusted capital was $251 million, which represents 507% of company action level RBC. As of December 31, 2013, the company action level RBC was $82 million for IDS Property Casualty and $737,610 for Ameriprise Insurance Company. As of December 31, 2013, IDS Property Casualty had $531 million of total adjusted capital, or 650% of the company action level RBC, and Ameriprise Insurance Company had $44 million of total adjusted capital, or 6,000% of the company action level RBC.

Ameriprise Financial, as a direct and indirect owner of its insurance subsidiaries, is subject to the insurance holding companies laws of the states where its insurance subsidiaries are domiciled. These laws generally require insurance holding companies to register with the insurance department of the insurance company’s state of domicile and to provide certain financial and other information about the operations of the companies within the holding company structure. In addition, transactions between an insurance company and other companies within the same holding company structure must be on terms that are considered to be fair and reasonable.

As part of its Solvency Modernization Initiative, the NAIC has adopted revisions to its Insurance Holding Company System Regulatory Act and created a new Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act. These model acts set forth specific requirements for enterprise risk management functions and annual risk reports and further require domestic insurers to conduct an ORSA and to annually file an ORSA summary report. The primary purpose of these modifications is to foster an effective level of enterprise risk management and to provide a group-level perspective on risk and capital. New York has adopted the holding company act revisions and a draft ORSA regulation. Accordingly, RiverSource Life of New York will be required to file its first enterprise risk report by April 30, 2014 and, assuming final adoption of the proposed regulation, its first ORSA report by December 1, 2015.

Federal Banking Regulation

In January 2013, Ameriprise Bank received approval for and completed the conversion from a federal savings bank to a limited powers national trust bank, which was renamed Ameriprise National Trust Bank. As a limited powers national association, Ameriprise National Trust Bank remains subject to supervision under various laws and regulations enforced by the OCC, including those related to capital adequacy, liquidity and conflicts of interest, and to a limited extent, by the FDIC.

Prior to the conversion, Ameriprise Financial, as the sole owner of Ameriprise Bank, was subject to consolidated regulation, supervision and examination by the Board of Governors for the Federal Reserve System (“FRB”) as a savings and loan holding company. In addition, Ameriprise Financial had previously elected to be classified as a financial holding company subject to regulation under the Bank Holding Company Act of 1956 (as amended), which election imposed certain restrictions on the activities of Ameriprise Financial and required both Ameriprise Financial and Ameriprise Bank to remain well capitalized, well managed and to have a sufficient standing under the Community Reinvestment Act. Following the conversion of Ameriprise Bank, Ameriprise Financial deregistered as a savings and loan holding company and is no longer subject to consolidated regulation or supervision by the FRB as such, nor is it subject to the additional FRB requirements applicable to financial holding companies.

Parent Company Regulation

Ameriprise Financial is a publicly traded company that is subject to SEC and New York Stock Exchange (“NYSE”) rules and regulations regarding public disclosure, financial reporting, internal controls and corporate governance. The adoption of the Sarbanes-Oxley Act of 2002 as well as the implementation of the Dodd-Frank Act have significantly enhanced these rules and regulations.

We have operations in a number of geographical regions outside of the U.S. through Threadneedle and certain of our other subsidiaries. We monitor developments in European Union (“EU”) legislation, as well as in the other markets in which we operate, to ensure that we comply with all applicable legal requirements, including EU directives applicable to financial institutions as implemented in the various member states. Because of the mix of business activities we conduct, we continually assess the impact of, and ensure compliance with, the EU Financial Conglomerates Directive, which contemplates that certain financial conglomerates involved in banking, insurance and investment activities among other things, implement measures to prevent excessive leverage and multiple leveraging of capital and maintain internal control processes to address risk concentrations as well as risks arising from significant intragroup transactions.

Privacy

Many aspects of our business are subject to comprehensive legal requirements by a multitude of different functional regulators concerning the use and protection of personal information, including client and employee information. This includes rules adopted pursuant to the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, an ever increasing number of state laws, and EU data protection legislation as domestically implemented in the respective EU member states. We have also implemented policies and procedures in response to such requirements. We continue our efforts to safeguard the data entrusted to us in accordance with applicable laws and our internal data protection policies, including taking steps to reduce the potential for identity theft or other improper use or disclosure of personal information, while seeking to collect only the data that is necessary to properly achieve our business objectives and to best serve our clients.

Environmental Laws

As the owner and operator of real property, we are subject to federal, state and local environmental laws and regulations. Inherent in owning and operating real property are the risks of environmental liabilities and the potential expenses for required clean-ups. We periodically conduct environmental reviews on our own real estate as well as investment real estate to assess and ensure our compliance with these laws and regulations.

USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the USA Patriot Act, was enacted in October 2001 in the wake of the September 11th terrorist attacks. The USA Patriot Act broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States substantially. In response, we enhanced our existing anti-money laundering programs and developed new procedures and programs. For example, we implemented a customer identification program applicable to many of our businesses and enhanced our “know your customer” and “due diligence” programs. In addition, we will continue to comply with anti-money laundering legislation in the UK derived from applicable EU directives and international initiatives adopted in other jurisdictions in which we conduct business.

Securities Exchange Act Reports and Additional Information

We maintain an Investor Relations website at ir.ameriprise.com, and we make available our annual, quarterly and current reports free of charge and post any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these and other documents, click on the “SEC filings” link found on our Investor Relations homepage.

Investors can also access our Investor Relations website through our main website at ameriprise.com by clicking on the “Investor Relations” link located at the bottom of our homepage. Information contained on our website is not incorporated by reference into this report or any other report filed with the SEC.

Segment Information and Classes of Similar Services

You can find financial information about our operating segments and classes of similar services in Note 26 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Our financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Such factors, which can be global, national or local in nature, include: political, social, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; technological changes and events; U.S. and foreign government fiscal and tax policies; U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; the availability and cost of credit; inflation; investor sentiment and confidence in the financial markets; terrorism and armed conflicts; and natural disasters such as weather catastrophes and widespread health emergencies. Furthermore, changes in consumer economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, decreases in property values, and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact client activity in all of our businesses. These factors also may have an impact on our ability to achieve our strategic objectives.

Declines and volatility in U.S. and global market conditions have impacted our businesses in the past and may do so again. Our businesses have been, and in the future may be, adversely affected by U.S. and global capital market and credit crises, the repricing of credit risk, equity market volatility and decline and stress or recession in the U.S. and global economies generally. Each of our segments operates in these markets with exposure for us and our clients in securities, loans, derivatives, alternative investments, seed capital and other commitments. It is difficult to predict when, how long and to what extent the aforementioned adverse conditions may exist, which of our markets, products and businesses will be directly affected in terms of revenues, management fees and investment valuations and earnings, and to what extent our clients may seek to bring claims arising out of investment performance that is affected by these conditions. As a result, these factors could materially adversely impact our financial condition and results of operations.

Our revenues are largely dependent upon the level and mix of assets we have under management and administration, which are subject to fluctuation based on market conditions and client activity. Downturns and volatility in equity markets can have, and have had, an adverse effect on the revenues and returns from our asset management services, wrap accounts and variable annuity contracts. Because the profitability of these products and services depends on fees related primarily to the value of assets under management, declines in the equity markets will reduce our revenues because the value of the investment assets we manage will be reduced. In addition, market downturns and volatility may cause, and have caused, potential new purchasers of our products to limit purchases of or to refrain from purchasing products such as mutual funds, OEICs, variable annuities and variable universal life insurance. Downturns may also cause current shareholders in our mutual funds, OEICs, SICAVs, unit trusts and investment trusts, contractholders in our annuity products and policyholders in our protection products to withdraw cash values from those products.

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

We believe that investment performance is an important factor in the success of many of our businesses. Poor investment performance could impair our revenues and earnings, as well as our prospects for growth. A significant portion of our revenue is derived from investment management agreements with the Columbia Management family of mutual funds that are terminable on 60 days’ notice. In addition, although some contracts governing investment management services are subject to termination for failure to meet performance benchmarks, institutional and individual clients can terminate their relationships with us or our financial advisors at will or on relatively short notice. Our clients can also reduce the aggregate amount of managed assets or shift their funds to other types of accounts with different rate structures, for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences, changes in our (or our advisors’) reputation in the marketplace, changes in client management or ownership, loss of key investment management personnel and financial market performance. A reduction in managed assets, and the associated decrease in revenues and earnings, could have a material adverse effect on our business. Moreover, if our money market funds experience a decline in market value, we may choose to contribute capital to those funds without consideration, which would result in a loss.

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

During periods of increasing market interest rates, we offer higher crediting rates on interest-sensitive products, such as fixed universal life insurance, fixed annuities and face-amount certificates, and we increase crediting rates on in-force products to keep these products competitive. Because returns on invested assets may not increase as quickly as current interest rates, we may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from our business. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage assets. These withdrawals and surrenders may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations. An increase in policy surrenders and withdrawals also may require us to accelerate amortization of deferred acquisition costs (“DAC”) or other intangibles or cause an impairment of goodwill, which would increase our expenses and reduce our net earnings.

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

Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates or stagnancy of low interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we are forced to reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of certain callable fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates which increases the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments.

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

Financial strength ratings, which various ratings organizations publish as a measure of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintain public confidence in our products, the ability to market our products and our competitive position. A downgrade in our financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on our financial condition and results of operations in many ways, including: reducing new sales of insurance and annuity products and investment products; adversely affecting our relationships with our advisors and third-party distributors of our products; materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders; requiring us to reduce prices for many of our products and services to remain competitive; and adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.

A downgrade in our credit ratings could also adversely impact our future cost and speed of borrowing and have an adverse effect on our financial condition, results of operations and liquidity.

In view of the difficulties experienced in recent years by many financial institutions, including our competitors in the insurance industry, the ratings organizations have heightened the level of scrutiny that they apply to such institutions and have requested additional information from the companies that they rate. They may increase the frequency and scope of their credit reviews, adjust upward the capital and other requirements employed in the ratings organizations’ models for maintenance of ratings levels, or downgrade ratings applied to particular classes of securities or types of institutions.

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

The offerings available to our advisor network include not only products issued by our RiverSource Life companies, but also products issued by unaffiliated insurance companies. As a result of this and further openings of our advisor network to the products of other companies, we could experience lower sales of our companies’ products, higher surrenders, or other developments which might not be fully offset by higher distribution revenues or other benefits, possibly resulting in an adverse effect on our results of operations.

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

We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, hedge funds, insurers, reinsurers, investment funds and other institutions. The operations of U.S. and global financial services institutions are interconnected and a decline in the financial condition of one or more financial services institutions may expose us to credit losses or defaults, limit our access to liquidity or otherwise disrupt the operations of our businesses. While we regularly assess our exposure to different industries and counterparties, the performance and financial strength of specific institutions are subject to rapid change, the timing and extent of which cannot be known.

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

A drop in our investment performance as compared to that of our competitors could negatively impact our revenues and profitability.

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

There can be no assurance as to how future investment performance will compare to our competitors or that historical performance will be indicative of future returns. Any drop or perceived drop in investment performance as compared to our competitors could cause a decline in sales of our mutual funds and other investment products, an increase in redemptions and the termination of institutional asset management relationships. These impacts may reduce our aggregate amount of assets under management and reduce management fees. Poor investment performance could also adversely affect our ability to expand the distribution of our products through unaffiliated third parties. Further, any drop in market share of mutual funds sales by our advisors may further reduce profits as sales of other companies’ mutual funds are less profitable than sales of our proprietary funds.

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

Third-party defaults, bankruptcy filings, legal actions and other events may limit the value of or restrict our access and our clients’ access to cash and investments.

Capital and credit market volatility can exacerbate, and has exacerbated, the risk of third-party defaults, bankruptcy filings, foreclosures, legal actions and other events that may limit the value of or restrict our access and our clients’ access to cash and investments. Although we are not required to do so, we have elected in the past, and we may elect in the future, to compensate clients for losses incurred in response to such events, provide clients with temporary credit or liquidity or other support related to products that we manage, or provide credit liquidity or other support to the financial products we manage. Any such election to provide support may arise from factors specific to our clients, our products or industry-wide factors. If we elect to provide additional support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material and could adversely impact our results of operations. If we were to take such actions we may also restrict or otherwise utilize our corporate assets, limiting our flexibility to use these assets for other purposes, and may be required to raise additional capital.

Defaults in our fixed maturity securities portfolio or consumer credit holdings could adversely affect our earnings.

Issuers of the fixed maturity securities that we own may default on principal and interest payments. As of December 31, 2013, 6% of our invested assets had ratings below investment-grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, which default on their debt obligations. Default-related declines in the value of our fixed maturity securities portfolio or consumer credit holdings could cause our net earnings to decline and could also cause us to contribute capital to some of our regulated subsidiaries, which may require us to obtain funding during periods of unfavorable market conditions.

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

During periods of market disruption, including periods of significantly rising or high interest rates and rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, the valuation of certain securities may require additional subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that are more sophisticated or require greater estimation, thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value that considers a wide range of factors about the security issuer or borrower, and management uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security or loan and in assessing the prospects for recovery. Inherent in management’s evaluation of the security or loan are assumptions and estimates about the operations of the issuer and its future earnings potential.

Some of our investments are relatively illiquid.

We invest a portion of our owned assets in certain privately placed fixed income securities, mortgage loans, policy loans and limited partnership interests, all of which are relatively illiquid. These asset classes represented 18% of the carrying value of our investment portfolio as of December 31, 2013. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than we would otherwise have been able to realize, or both, which could have an adverse effect on our financial condition and results of operations.

The failure of other insurers could require us to pay higher assessments to state insurance guaranty funds.

Our insurance companies are required by law to be members of the guaranty fund association in every state where they are licensed to do business. In the event of insolvency of one or more unaffiliated insurance companies, our insurance companies could be adversely affected by the requirement to pay assessments to the guaranty fund associations. Uncertainty and volatility in the U.S. economy and financial markets in recent years have weakened the financial condition of numerous insurers, including insurers currently in receiverships, increasing the risk of triggering guaranty fund assessments. For more information regarding assessments from guaranty fund associations, see Note 23 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

If the counterparties to our reinsurance arrangements or to the derivative instruments we use to hedge our business risks default, we may be exposed to risks we had sought to mitigate, which could adversely affect our financial condition and results of operations.

We use reinsurance to mitigate our risks in various circumstances as described in Item 1 of this Annual Report on Form 10-K - “Business - Our Segments - Protection - Reinsurance.” Reinsurance does not relieve us of our direct liability to our policyholders and contractholders, even when the reinsurer is liable to us. Accordingly, we bear credit and performance risk with respect to our reinsurers. A reinsurer’s insolvency or its inability or unwillingness to make payments under the terms of our reinsurance agreement could have a material adverse effect on our financial condition and results of operations. See Notes 2 and 7 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

We set prices for RiverSource life insurance and some annuity products based upon expected claim payment patterns, derived from assumptions we make about our policyholders and contractholders, including morbidity and mortality rates. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if morbidity rates are higher, or mortality rates are lower, than our pricing assumptions, we could be required to make greater payments under disability income insurance policies, chronic care riders and immediate annuity contracts than we had projected. The same holds true for long term care policies we previously underwrote to the extent of the risks that we retained. If mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with guaranteed minimum death benefits than we have projected.

The risk that our claims experience may differ significantly from our pricing assumptions is particularly significant for our long term care insurance products notwithstanding our ability to implement future price increases with regulatory approvals. As with life insurance, long term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years. However, as a relatively new product in the market, long term care insurance does not have the extensive claims experience history of life insurance and, as a result, our ability to forecast future claim rates for long term care insurance is more limited than for life insurance. We have sought to moderate these uncertainties to some extent by partially reinsuring long term care policies at the time the policies were underwritten and by limiting our present long term care insurance offerings to policies underwritten fully by unaffiliated third-party insurers, and we have also implemented rate increases on certain in-force policies as described in Item 1 of this Annual Report on Form 10-K - “Business - Our Segments - Protection - RiverSource Insurance Products - Long Term Care Insurance.” We may be required to implement additional rate increases in the future and may or may not receive regulatory approval for the full extent and timing of any rate increases that we may seek.

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

DAC represent the portion of costs which are incremental and direct to the acquisition of new or renewal business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity, life and disability income insurance and, to a lesser extent, direct marketing expenses for personal auto and home insurance, and distribution expenses for certain mutual fund products. For annuity and universal life products, DAC are amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business. For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period. For certain mutual fund products, we generally amortize DAC over fixed periods on a straight-line basis, adjusted for redemptions.

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

For more information regarding DAC, see Part II, Item 7 of this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Deferred Acquisition Costs and Deferred Sales Inducement Costs” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting Pronouncements.”

Misconduct by our employees and advisors is difficult to detect and deter and could harm our business, results of operations or financial condition.

Misconduct by our employees and advisors could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct can occur in each of our businesses and could include: binding us to transactions that exceed authorized limits; hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses; improperly using, disclosing or otherwise compromising confidential information; recommending transactions that are not suitable; engaging in fraudulent or otherwise improper activity, including the misappropriation of funds; engaging in unauthorized or excessive trading to the detriment of customers; or otherwise not complying with laws, regulations or our control procedures.

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

Our reputation is one of our most important assets. Our ability to attract and retain customers, investors, employees and advisors is highly dependent upon external perceptions of our company. Damage to our reputation could cause significant harm to our business and prospects and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in our financial strength or liquidity, technological, cyber-security, or other security breaches resulting in improper disclosure of client or employee personal information, unethical behavior and the misconduct of our employees, advisors and counterparties. Negative perceptions or publicity regarding these matters could damage our reputation among existing and potential customers, investors, employees and advisors. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.

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

Our operational systems and networks have been, and will continue to be, subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential client information, loss of our proprietary information, damage to our reputation, additional costs to us, regulatory penalties and other adverse impacts.

Our business is reliant upon internal and third party technology systems and networks to process, transmit and store information, including sensitive client and proprietary information, and to conduct many of our business activities and transactions with our clients, advisors, vendors and other third parties. Maintaining the integrity of these systems and networks is critical to the success of our business operations, including the retention of our advisors and clients, and to the protection of our proprietary information and our clients’ personal information. To date, we have not experienced any material breaches of or interference with our systems and networks, however, we routinely encounter and address such threats. For example, in 2013 we and other financial institutions experienced distributed denial of service attacks intended to disrupt our clients’ online access. While we were able to detect and respond to these incidents without loss of client assets or information, we have since implemented additional security capabilities and will continue to assess our ability to monitor and respond to such threats. In addition to the foregoing, our experiences with cybersecurity and technology threats have included phishing scams, introductions of malware, attempts at electronic break-ins, and unauthorized payment requests. Any such breaches or interference by third parties or by our advisors or employees that may occur in the future could have a material adverse impact on our business, financial condition or results of operations.

We are subject to international, federal and state regulations, and in some cases contractual obligations, that require us to establish and maintain policies and procedures designed to protect sensitive client, employee, contractor and vendor information. We have implemented and maintain security measures designed to protect against breaches of security and other interference with our systems and networks resulting from attacks by third parties, including hackers, and from employee or advisor error or malfeasance. We also require third-party vendors, who in the provision of services to us are provided with or process information pertaining to our business or our clients, to meet certain information security standards. Changes in our client base, the mix of assets under management or administration and business model or technology platform changes, such as an evolution to accommodate mobile computing, virtual interface and multi-device functionality may also require corresponding changes in our systems, networks and data security measures. In addition, the increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, we may be required to expend additional resources to enhance or expand upon the security measures we currently maintain.

Despite the measures we have taken and may in the future take to address and mitigate cybersecurity and technology risks, we cannot assure that our systems and networks will not be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or advisors or other damage to our business. While we maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, this insurance may not be sufficient to protect us against all losses. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to our business, financial condition or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we may incur significant expenses in connection with our responses to any such attacks as well as the adoption and maintenance of appropriate security measures. We could also suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.

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

Insurance and securities laws and regulations regulate the ability of many of our subsidiaries (such as our insurance and brokerage subsidiaries and our face-amount certificate company) to pay dividends or make other permitted payments. See Item 1 of this Annual Report on Form 10-K - “Regulation” as well as the information contained in Part II, Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” In addition to the various regulatory restrictions that constrain our subsidiaries’ ability to pay dividends or make other permitted payments to our company, the rating organizations impose various capital requirements on our company and our insurance company subsidiaries in order for us to maintain our ratings and the ratings of our insurance subsidiaries. The value of assets on the company-level balance sheets of our subsidiaries is a significant factor in determining these restrictions and capital requirements. As asset values decline, our and our subsidiaries’ ability to pay dividends or make other permitted payments can be reduced. Additionally, the various asset classes held by our subsidiaries, and used in determining required capital levels, are weighted differently or are restricted as to the proportion in which they may be held depending upon their liquidity, credit risk and other factors. Volatility in relative asset values among different asset classes can alter the proportion of our subsidiaries’ holdings in those classes, which could increase required capital and constrain our and our subsidiaries’ ability to pay dividends or make other permitted payments. The regulatory capital requirements and dividend-paying ability of our subsidiaries may also be affected by a change in the mix of products sold by such subsidiaries. For example, fixed annuities typically require more capital than variable annuities, and an increase in the proportion of fixed annuities sold in relation to variable annuities could increase the regulatory capital requirements of our life insurance subsidiaries. This may reduce the dividends or other permitted payments which could be made from those subsidiaries in the near term without the rating organizations viewing this negatively. Further, the capital requirements imposed upon our subsidiaries may be impacted by heightened regulatory scrutiny and intervention, which could negatively affect our and our subsidiaries’ ability to pay dividends or make other permitted payments. Additionally, in the past we have found it necessary to provide support to certain of our subsidiaries in order to maintain adequate capital for regulatory or other purposes and we may provide such support in the future. The provision of such support could adversely affect our excess capital, liquidity, and the dividends or other permitted payments received from our subsidiaries.

The operation of our business in foreign markets and our investments in non-U.S. denominated securities and investment products subjects us to exchange rate and other risks in connection with earnings and income generated overseas.

While we are a U.S.-based company, a significant portion of our business operations occurs outside of the U.S. and some of our investments are not denominated in U.S. dollars. As a result, we are exposed to certain foreign currency exchange risks that could reduce U.S. dollar equivalent earnings as well as negatively impact our general account and other proprietary investment portfolios. Appreciation of the U.S. dollar could unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments and investments in foreign subsidiaries. In comparison, depreciation of the U.S. dollar could positively affect our net income from foreign operations and the value of non-U.S. dollar denominated investments, though such depreciation could also diminish investor, creditor and rating organizations’ perceptions of our company compared to peer companies that have a relatively greater proportion of foreign operations or investments.

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

The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, blackout, severe winter weather, explosions, pandemic disease and man-made disasters, including acts of terrorism, insurrections and military actions, could adversely affect our results of operations or financial condition. Such disasters and catastrophes may damage our facilities, preventing our employees and financial advisors from performing their roles or otherwise disturbing our ordinary business operations and by impacting insurance claims, as described below. These impacts could be particularly severe to the extent they affect our computer-based data processing, transmission, storage and retrieval systems and destroy or release valuable data. Such disasters and catastrophes may also impact us indirectly by changing the condition and behaviors of our customers, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets.

The potential effects of natural and man-made disasters and catastrophes on certain of our businesses include but are not limited to the following: a catastrophic loss of life may materially increase the amount of or accelerate the timing in which benefits are paid under our insurance policies; significant widespread property damage may materially increase the amount of claims submitted under our property casualty insurance policies; an increase in claims and any resulting increase in claims reserves caused by a disaster may harm the financial condition of our reinsurers, thereby impacting the cost and availability of reinsurance and the probability of default on reinsurance recoveries; and declines and volatility in the financial markets may decrease the value of our assets under management and administration, which could harm our financial condition and reduce our management fees.

We cannot predict the timing and frequency with which natural and man-made disasters and catastrophes may occur, nor can we predict the impact that changing climate conditions may have on the frequency and severity of natural disasters or on overall economic stability and sustainability. As such, we cannot be sure that our actions to identify and mitigate the risks associated with such disasters and catastrophes, including predictive modeling, establishing liabilities for expected claims, acquiring insurance and reinsurance and developing business continuity plans, will be effective.

Legal, Regulatory and Tax Risks

Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm our businesses.

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our operations, both domestically and internationally. Actions brought against us may result in awards, settlements, penalties, injunctions or other adverse results, including reputational damage. In addition, we may incur significant expenses in connection with our defense against such actions regardless of their outcome. Various regulatory and governmental bodies have the authority to review our products and business practices and those of our employees and independent financial advisors and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our employees or advisors, are improper. Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the industries and businesses in which we operate. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. See Item 3 of this Annual Report on Form 10-K - “Legal Proceedings.” In or as a result of turbulent times such as those experienced in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings generally increase.

Our businesses are regulated heavily, and changes to the laws and regulations applicable to our businesses may have an adverse effect on our operations, reputation and financial condition.

Virtually all aspects of our business, including the activities of our parent company and our various subsidiaries, are subject to various federal, state and international laws and regulations. For a discussion of the regulatory framework in which we operate, see Item 1 of this Annual Report on Form 10-K - “Business - Regulation.” Compliance with these applicable laws and regulations is time-consuming and personnel-intensive, and we have invested and will continue to invest substantial resources to ensure compliance by our parent company and our subsidiaries, directors, officers, employees, registered representatives and agents. Any enforcement actions, investigations or other proceedings brought against us or our subsidiaries, directors, employees or advisors by our regulators may result in fines, injunctions or other disciplinary actions that could harm our reputation or impact our results of operations. Further, any changes to the laws and regulations applicable to our businesses, as well as changes to the interpretation and enforcement of such laws and regulations, may affect our operations and financial condition. Such changes may impact our operations and profitability and the practices of our advisors, including with respect to the scope of products and services provided, the manner in which products and services are marketed and sold and the incurrence of additional costs of doing business. The economic crisis of recent years has resulted in numerous changes to regulation and oversight of the financial industry, the full impact of which has yet to be realized. In addition, we expect the worldwide demographic trend of population aging will cause policymakers to continue to focus on the framework of U.S. and non-U.S. retirement systems, which may drive additional changes regarding the manner in which individuals plan for and fund their retirement, the extent of government involvement in retirement savings and funding, the regulation of retirement products and services and the oversight of industry participants. Any incremental requirements, costs and risks imposed on us in connection with such current or future legislative or regulatory changes, may constrain our ability to market our products and services to potential customers, and could negatively impact our profitability and make it more difficult for us to pursue our growth strategy.

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

As a result of our deregistration as a savings and loan holding company, we are no longer subject to regulation, supervision and examination as such by the Board of Governors for the FRB. However, the Dodd-Frank Act authorizes the Financial Stability Oversight Committee (“FSOC”) to designate certain non-bank institutions as systemically important financial institutions subject to regulation as such by the FRB. In the event we are so designated in the future, we would again be subject to enhanced supervision and prudential standards, including requirements related to risk-based capital, leverage, liquidity, credit exposure, stress-testing, resolution plans, early remediation, and certain risk management requirements. Any such designation could cause us to alter our business practices or otherwise adversely impact our results of operation.

In September 2013, at the FSOC’s request, the OFR issued a report entitled “Asset Management and Financial Stability” discussing whether the asset-management industry of selected firms should be subject to enhanced prudential standards and functional supervision. Although the report remains under significant scrutiny and although our asset management businesses are currently under the illustrative assets under management thresholds mentioned in the report as possible triggers for increased supervision, potential impacts on our asset management businesses could include additional reporting requirements, redemption restrictions, imposition of standardized risk management practices, imposition of securities lending and cash collateral reinvestment practices, personnel compensation restrictions, and consolidated supervision of asset managers and their parent companies, any of which could adversely affect our results of operations.

Any mandated reductions or restructuring of the fees we charge for our products and services resulting from regulatory initiatives or proceedings could reduce our revenues and earnings. In the years ended December 31, 2013, 2012, and 2011, we earned $1.8 billion, $1.6 billion and $1.6 billion, respectively, in distribution fees. Our own Columbia Management family of mutual funds paid a significant portion of these revenues to us in accordance with plans and agreements of distribution adopted under Rule 12b-1 promulgated under the Investment Company Act. We believe that these fees are a critical element in the distribution of our own mutual funds. The SEC has in the past and could again propose measures that would establish a new framework to repeal Rule 12b-1. Any industry-wide reduction or restructuring of Rule 12b-1 fees, or other servicing fees, could have a material adverse effect on our ability to distribute our own mutual funds and the fees we receive for distributing other companies’ mutual funds, which could, in turn, have a material adverse effect on our revenues and earnings.

We expect that the Department of Labor will reissue proposed regulations in 2014 seeking to change the definition of who is an investment advice fiduciary under ERISA and how such advice can be provided to accountholders in 401(k) plans and IRAs. These proposed regulations will again be subject to a public comment period upon their release. We cannot predict whether or when the regulations may be finalized, or how any final regulations may differ from the previously proposed regulations. If the regulations were to be issued with provisions substantially similar to those of previous drafts, they could impact how we receive fees, how we compensate our advisors, how we are able to retain advisors, and how we design our investments and services for qualified accounts, any of which could negatively impact our results of operations.

Our insurance companies are subject to state regulation and must comply with statutory reserve and capital requirements. State regulators continually review and update these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices. In December 2012, the NAIC adopted a new reserve valuation manual that applies principles-based reserve standards to life insurance products. The valuation manual becomes the effective reserve valuation method when adopted by 42 jurisdictions that account for at least 75% of U.S. insurance premiums combined. To date, seven states have adopted the valuation manual. The requirement for principles-based life insurance reserves may result in statutory reserves being more sensitive to changes in interest rates, policyholder behavior and other market factors. It is not possible at this time to estimate the potential impact of future changes in statutory reserve and capital requirements on our insurance businesses. Further, we cannot predict the effect that proposed federal legislation, such as the option of federally chartered insurers or a mandated federal systemic risk regulator, or future initiatives of the FIO within the Department of the Treasury, may have on our insurance businesses or competitors. For additional discussion on the role and activities of the FIO, see the information provided under the heading “Regulation — Insurance Regulation” contained in Part I, Item 1 of this Annual Report on Form 10-K.

Changes in the supervision and regulation of the financial industry, both domestically and internationally, could materially impact our results of operations, financial condition and liquidity.

The Dodd-Frank Act, enacted into law in 2010, called for sweeping changes in the supervision and regulation of the financial services industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act became effective immediately, though the details of many provisions are subject to additional studies and will not be known until regulatory agencies adopt final rules. The full impact of the Dodd-Frank Act on our company, the financial industry and the economy cannot be known until the rules and regulations called for under the Act have been finalized, and, in some cases, implemented over time.

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

In the wake of the recent financial crisis, other national and international authorities have also proposed measures intended to increase the intensity of regulation of financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. These measures have included enhanced risk-based capital requirements, leverage limits, liquidity and transparency requirements, single counterparty exposure limits, governance requirements for risk management, stress-test requirements, debt-to-equity limits for certain companies, early remediation procedures, resolution and recovery planning and guidance for maintaining appropriate risk culture. Our international operations and our worldwide consolidated operations are subject to the jurisdiction of certain of these non-U.S. authorities and may be materially adversely affected by their actions and decisions. Potential measures taken by foreign and international authorities also include the nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations) and in their application or interpretation, imposition of large fines, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls, or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold to U.S. dollars or other currencies. Any of these changes or actions may negatively affect our business. We expect the scope and extent or regulation outside the U.S., as well as general regulatory oversight, to continue to increase.

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

We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon such other party’s intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could otherwise limit our ability to offer certain product features. Any party that holds such a patent could make a claim of infringement against us. We may also be subject to claims by third parties for breach of copyright, trademark, license usage rights, or misappropriation of trade secret rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.

Changes in and the adoption of accounting standards or inaccurate estimates or assumptions in applying accounting policies could have a material impact on our financial statements.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were incorrectly made, we could be required to correct and restate prior-period financial statements.

We prepare our financial statements in accordance with U.S. generally accepted accounting principles. From time to time, the Financial Accounting Standards Board, the SEC and other regulators may change the financial accounting and reporting standards governing the preparation of our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. These changes are difficult to predict, and could impose additional governance, internal control and disclosure demands. It is possible that such changes could have a material adverse effect on our financial condition and results of operations.

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

Changes in corporate tax laws and regulations and in the interpretation of such laws and regulations, as well as adverse determinations regarding the application of such laws and regulations, could adversely affect our earnings.

We are subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which we have significant business operations. These tax laws are complex and may be subject to different interpretations. We must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit. In addition, changes to the Internal Revenue Code, administrative rulings or court decisions could increase our provision for income taxes and reduce our earnings.
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

Our certificate of incorporation and bylaws and Delaware law contain provisions intended to deter coercive takeover practices and inadequate takeover bids by making them unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others: elimination of the right of our shareholders to act by written consent; rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings, either directly or through proxies; the right of our board of directors to issue preferred stock without shareholder approval; and limitations on the rights of shareholders to remove directors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate our business from two principal locations, both of which are located in Minneapolis, Minnesota: the Ameriprise Financial Center, an 848,000 square foot building that we lease, and our 885,000 square foot Client Service Center, which we own. Each of these principal locations meets high environmental standards recognized by superior energy performance with the U.S. Environmental Protection Agency awarding both buildings with Energy Star certification. Our lease term for the Ameriprise Financial Center began in November 2000 and extends for 20 years, with several options to extend the term. Our aggregate annual rent for the Ameriprise Financial Center is $15 million. Ameriprise Financial, Inc. also: owns the 171,000 square foot Oak Ridge Conference Center, a training facility and conference center in Chaska, Minnesota, which can also serve as a disaster recovery site, if necessary; owns a 99,000 square foot service center in Las Vegas, Nevada that houses certain Ameriprise Advisor Center, Ameriprise Auto & Home Insurance, service delivery, technology and human resources employees.

Our property and casualty subsidiary, Ameriprise Auto and Home Insurance, leases approximately 132,000 square feet at its corporate headquarters in DePere, Wisconsin, a suburb of Green Bay. The lease has a twenty-year term expiring in 2024 with an option to renew the lease for up to six renewal terms of five years each. Ameriprise Auto and Home Insurance also lease a 34,000 square foot office space in Phoenix, Arizona with a lease term expiring in 2019.

Threadneedle leases one office facility in London, England and one in Swindon, England. It is the sole tenant of its London office, a 60,410 square foot building, under a lease expiring in June 2018. Threadneedle also leases property in Germany, Hong Kong, Luxembourg, Malaysia, Singapore and Australia and rents offices in a number of other European cities, Dubai and Taiwan to support its global operations.

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

AFSI leases offices containing approximately 12,000 square feet in Troy, Michigan, under a lease expiring in 2017.

Generally, we lease the premises we occupy in other locations, including the executive offices that we maintain in New York City and branch offices for our employee advisors throughout the United States. In Gurgaon, India we lease offices containing approximately 106,000 square feet which are used primarily in the support of our businesses in the United States. We believe that the facilities owned or occupied by our company suit our needs and are well maintained.

Item 3. Legal Proceedings

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

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the Office of the Comptroller of the Currency, the UK Financial Conduct Authority, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. During recent periods, the Company has received information requests, exams or inquiries regarding certain matters, including: sales and distribution of mutual funds, annuities, equity and fixed income securities, real estate investment trusts, insurance products, and financial advice offerings; supervision of the Company’s financial advisors; administration of insurance claims; security of client information and front office systems and controls at the Company’s UK subsidiary. The Company is also responding to regulatory audits, market conduct examinations and other state inquiries relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

These legal and regulatory proceedings and disputes are subject to uncertainties and, as such, it is inherently difficult to determine whether any loss is probable or even possible, or to reasonably estimate the amount of any loss. The Company cannot predict with certainty if, how or when any such proceedings will be initiated or resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, and by addressing unsettled legal questions relevant to the proceedings in question, before a loss or range of loss can be reasonably estimated for any proceeding. An adverse outcome in one or more proceeding could eventually result in adverse judgments, settlements, fines, penalties or other sanctions, in addition to further claims, examinations or adverse publicity that could have a material adverse effect on the Company’s consolidated financial condition or results of operations.

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

In October 2011, a putative class action lawsuit entitled Roger Krueger, et al. vs. Ameriprise Financial, et al. was filed in the United States District Court for the District of Minnesota against the Company, certain of its present or former employees and directors, as well as certain fiduciary committees on behalf of participants and beneficiaries of the Ameriprise Financial 401(k) Plan. The alleged class period is from October 1, 2005 to the present. The action alleges that Ameriprise breached fiduciary duties under ERISA, by selecting and retaining primarily proprietary mutual funds with allegedly poor performance histories, higher expenses relative to other investment options and improper fees paid to Ameriprise Financial or its subsidiaries. The action also alleges that the Company breached fiduciary duties under ERISA because it used its affiliate Ameriprise Trust Company as the Plan trustee and record-keeper and improperly reaped profits from the sale of the record-keeping business to Wachovia Bank, N.A. Plaintiffs allege over $20 million in damages. Plaintiffs filed an amended complaint on February 7, 2012. On April 11, 2012, the Company filed its motion to dismiss the Amended Complaint, which was denied on November 20, 2012. The parties are engaged in discovery. On July 3, 2013, the Company moved for summary judgment on statute of limitations grounds. The hearing on the motion was heard on August 14, 2013, and the parties are awaiting a decision by the Court. A hearing on class certification was held on December 10, 2013, and the parties are awaiting a decision. The trial is currently scheduled for March 1, 2015. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the absence of class certification, the lack of a formal demand on the Company by the plaintiffs and plaintiffs’ failure to allege any specific, evidence-based damages.

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

In November 2012, a lawsuit entitled Versata Software, Inc., f/k/a Trilogy Software, Inc., et al. (“Versata”) v. Ameriprise Financial, Inc., Ameriprise Financial Services, Inc. & American Enterprise Investment Services, Inc. was filed in the District Court of Travis County, Texas relating to the Company’s licensing and use of software owned by Versata that the Company uses to manage registration, licensing and compensation, among other things. The lawsuit alleges the Company violated the terms of the license agreement by allowing an impermissible third-party contractor to decompile Versata’s software code, and failing to have the third-party contractor execute individual non-disclosure agreements. The Company has alleged counterclaims for wrongful termination and breaches of warranties, among other causes of action. Both sides have asserted defenses to the claims and counterclaims. The relief requested by Versata is for the Company to return the software and for other, unspecified, legal and equitable relief. The relief requested by the Company against Versata is delivery and free use by the Company of the Versata source code. Ameriprise removed the dispute to federal court. That removal is currently subject to a motion to return the case to state court. The matter is still in the discovery stage and no trial date has been set. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the procedural status of the case.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades principally on The New York Stock Exchange under the trading symbol AMP. As of February 14, 2014, we had approximately 16,877 common shareholders of record. Price and dividend information concerning our common shares may be found in Note 27 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Information regarding our equity compensation plans can be found in Part III, Item 12 of this Annual Report on Form 10-K. Information comparing the cumulative total shareholder return on our common stock to the cumulative total return for certain indices is set forth under the heading “Performance Graph” provided in our 2013 Annual Report to Shareholders and is incorporated herein by reference.

We are primarily a holding company and, as a result, our ability to pay dividends in the future will depend on receiving dividends from our subsidiaries. For information regarding our ability to pay dividends, see the information set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” contained in Part II, Item 7 of this Annual Report on Form 10-K.

Share Repurchases

The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of 2013:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2013
Share repurchase program(1)	1,035,563	$95.18	1,035,563	$922,140,624
Employee transactions(2)	33,527	$98.27	N/A	N/A
November 1 to November 30, 2013
Share repurchase program(1)	1,197,675	$105.06	1,197,675	$796,314,230
Employee transactions(2)	169,513	$103.71	N/A	N/A
December 1 to December 31, 2013
Share repurchase program(1)	1,337,802	$109.88	1,337,802	$649,313,523
Employee transactions(2)	34,373	$109.58	N/A	N/A
Totals
Share repurchase program(1)	3,571,040	$104.00	3,571,040
Employee transactions(2)	237,413	$103.79	N/A
	3,808,453		3,571,040
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

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial information derived from our audited Consolidated Financial Statements as of December 31, 2013, 2012, 2011, 2010 and 2009 and for the five-year period ended December 31, 2013. On April 30, 2010, we acquired the long-term asset management business of Columbia Management Group. Results presented below include the results of this business after the date of acquisition. The selected financial data presented below should be read in conjunction with our Consolidated Financial Statements and Notes included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except per share data)
Income Statement Data:
Total net revenues	$11,199	$10,217	$10,192	$9,512	$7,397
Total expenses	9,229	8,979	8,745	8,043	6,613

Income from continuing operations	$1,478	$903	$1,070	$1,176	$648
Income (loss) from discontinued operations, net of tax	(3)	(2)	(60)	(24)	1
Net income	1,475	901	1,010	1,152	649
Less: Net income (loss) attributable to noncontrolling interests	141	(128)	(106)	163	15
Net income attributable to Ameriprise Financial	$1,334	$1,029	$1,116	$989	$634

Earnings Per Share Attributable to Ameriprise Financial, Inc. Common Shareholders:
Basic
Income from continuing operations	$6.58	$4.71	$4.87	$3.94	$2.61
Loss from discontinued operations	(0.02)	(0.01)	(0.25)	(0.10)	—
Net income	$6.56	$4.70	$4.62	$3.84	$2.61
Diluted
Income from continuing operations	$6.46	$4.63	$4.77	$3.86	$2.59
Loss from discontinued operations	(0.02)	(0.01)	(0.24)	(0.09)	—
Net income	$6.44	$4.62	$4.53	$3.77	$2.59
Cash Dividends Declared Per Common Share	$2.01	$1.15	$1.15	$0.71	$0.68

	December 31,
	2013	2012	2011	2010	2009
	(in millions)
Balance Sheet Data:
Investments(1)	$35,735	$36,877	$39,953	$37,653	$37,214
Separate account assets	81,223	72,397	66,780	68,330	58,129
Total assets	144,576	134,729	132,307	129,523	112,528
Policyholder account balances, future policy benefits and claims	29,620	31,217	31,710	30,195	30,900
Separate account liabilities	81,223	72,397	66,780	68,330	58,129
Customer deposits	7,062	6,526	9,850	8,779	8,554
Long-term debt(1)	2,720	2,403	2,393	2,317	1,868
Short-term borrowings	500	501	504	397	—
Total liabilities	135,344	125,017	122,613	119,573	103,928
Total Ameriprise Financial, Inc. shareholders’ equity	8,192	9,092	8,988	9,390	7,997
Noncontrolling interests’ equity	1,040	620	706	560	603
(1) Represents amounts before consolidated investment entities, as reported on our Consolidated Balance Sheets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements,” our Consolidated Financial Statements and Notes that follow and the “Consolidated Five-Year Summary of Selected Financial Data” and the “Risk Factors” included in our Annual Report on Form 10-K. Certain reclassifications of prior year amounts have been made to conform to the current presentation. References below to “Ameriprise Financial,” “Ameriprise,” the “Company,” “we,” “us,” and “our” refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.

Overview

Ameriprise Financial is a diversified financial services company with a 119 year history of providing financial solutions. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America’s leader in financial planning and a leading global financial institution with $771 billion in assets under management and administration as of December 31, 2013.

Our strategy is centered on helping our clients confidently achieve their goals by providing advice and by managing and protecting their assets and income. We utilize two go-to-market approaches in carrying out this strategy: Wealth Management and Asset Management.

Our wealth management capabilities are centered on the long-term, personal relationships between our clients and our financial advisors (our “advisors”). Through our advisors, we offer financial planning, products and services designed to be used as solutions for our clients’ cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. Our focus on personal relationships, as demonstrated by our exclusive Confident Retirement® approach to financial planning, allows us to address the evolving financial and retirement-related needs of our clients, including our primary target market segment, the mass affluent and affluent, which we define as households with investable assets of more than $100,000. The financial product solutions we offer through our advisors include both our own products and services and the products of other companies. Our advisor network is the primary channel through which we offer our own insurance and annuity products and services.

Our network of more than 9,700 advisors is the primary means through which we engage in our wealth management activities. We offer our advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in serving their clients. We believe that our nationally recognized brand and practice vision, local marketing support, integrated operating platform and comprehensive set of products and solutions constitute a compelling value proposition for financial advisors, as evidenced by our strong advisor retention rate and our ability to attract and retain experienced and productive advisors. We have and will continue to invest in and develop capabilities and tools designed to maximize advisor productivity and client satisfaction.

We are in a compelling position to capitalize on significant demographic and market trends driving increased demand for financial advice and solutions. In the U.S., the ongoing transition of baby boomers into retirement, as well as recent economic and financial market crises, continues to drive demand for financial advice and solutions. In addition, the amount of investable assets held by mass affluent and affluent households, our target market, have grown and accounts for over half of U.S. investable assets. We believe our differentiated financial planning model, broad range of products and solutions, as well as our demonstrated financial strength throughout the economic downturn of recent past years, will help us capitalize on these trends.

Our asset management capabilities are increasingly global in scale, with Columbia Management Investment Advisers, LLC (“Columbia” or “Columbia Management”) as the primary provider of products and services in the U.S. and Threadneedle Asset Management Holdings Sàrl (“Threadneedle”) as the primary provider of products and services outside of the U.S. We offer a broad spectrum of investment advice and products to individual, institutional and high-net worth investors. These investment products are primarily provided through third parties, though we also provide our asset management products through our advisor channel. Our underlying asset management philosophy is based on delivering consistently strong and competitive investment performance. The quality and breadth of our asset management capabilities are demonstrated by 117 of our mutual funds, including 54 Columbia Management funds and 63 Threadneedle funds, being rated as four- and five-star funds by Morningstar.

We are positioned to continue to grow our assets under management and to strengthen our asset management offerings to existing and new clients. Our asset management capabilities are well positioned to address mature markets in the U.S. and Europe. We also have the capability to leverage existing strengths to effectively expand into new global and emerging markets. In the past few years, we have expanded beyond our traditional strengths in the U.S. and UK to gather assets in Continental Europe, Asia, Australia, the Middle East and Africa. In addition, we continue to pursue opportunities to leverage the collective capabilities of Columbia Management and Threadneedle in order to enhance our current range of investment solutions, to develop new solutions that are responsive to client demand in an increasingly complex marketplace and to maximize the distribution capabilities of our global business.

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

Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business and regulatory environment in which we operate remains subject to elevated uncertainty and change. To succeed, we expect to continue focusing on our key strategic objectives. The success of these and other strategies may be affected by the factors discussed in Item 1A of this Annual Report on Form 10-K — “Risk Factors.”

Equity price, credit market and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the “spread” income generated on our fixed annuities, fixed insurance, deposit products and the fixed portion of variable annuities and variable insurance contracts, the value of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) assets, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits.

Earnings, as well as operating earnings, will continue to be negatively impacted by the ongoing low interest rate environment. In addition to continuing spread compression in our interest sensitive product lines, a sustained low interest rate environment may result in increases to our reserves and changes in various rate assumptions we use to amortize DAC and DSIC, which may negatively impact our operating earnings. For additional discussion on our interest rate risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

In the third quarter of the year, we conduct our annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, we update valuation assumptions and the impact is reflected as part of our annual review of life insurance and annuity valuation assumptions and modeling changes (“unlocking”). The unlocking impact in the third quarter of 2013 primarily reflected expected higher interest rates and changes in assumed policyholder behavior. See our Consolidated and Segment Results of Operations sections below for the pretax impacts on our revenues and expenses attributable to unlocking and additional discussion of the drivers of the unlocking impact.

In January 2013, we completed the conversion of our federal savings bank subsidiary, Ameriprise Bank, FSB, to a limited powers national trust bank, which conversion included changing the name of this subsidiary to Ameriprise National Trust Bank (references herein to “Ameriprise Bank” pertain to this same subsidiary whether before or after its conversion). In connection with this conversion, deposit-taking and credit-originating activities of Ameriprise Bank were terminated. In addition, Ameriprise Financial was deregistered by the Federal Reserve as a savings and loan holding company and is no longer subject to supervision and regulation as such. We continue to make certain deposit and credit products available to our clients via referral arrangements with respected third party financial institutions. The transition released approximately $375 million of formerly required capital, which we used to repurchase shares of our common stock. The transition reduced our annual earnings by approximately $49 million in 2013. At the enterprise level, the earnings per share impact was neutralized by the end of 2013, as we redeployed the excess capital to shareholders through share repurchases.

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

While our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), management believes that operating measures, which exclude net realized gains or losses; the market impact on variable annuity guaranteed benefits, net of hedges and the related DSIC and DAC amortization; the market impact on indexed universal life benefits, net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. While the consolidation of the CIEs impacts our balance sheet and income statement, our exposure to these entities is unchanged and there is no impact to the underlying business results. Management uses certain of these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as operating measures.

It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Operating total net revenue growth of 6% to 8%,

•	Operating earnings per diluted share growth of 12% to 15%, and

•	Operating return on equity excluding accumulated other comprehensive income of 15% to 18%.

The following tables reconcile our GAAP measures to operating measures:

	Years Ended December 31,
	2013	2012
	(in millions)
Total net revenues	$11,199	$10,217
Less: Revenue attributable to CIEs	345	71
Less: Net realized gains	7	7
Less: Market impact on indexed universal life benefits, net	(10)	—
Less: Integration/restructuring charges	—	(4)
Operating total net revenues	$10,857	$10,143

			Per Diluted Share
	Years Ended December 31,		Years Ended December 31,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Net income	$1,475	$901
Less: Net income (loss) attributable to noncontrolling interests	141	(128)
Net income attributable to Ameriprise Financial	1,334	1,029	$6.44	$4.62
Less: Loss from discontinued operations, net of tax	(3)	(2)	(0.02)	(0.01)
Net income from continuing operations attributable to Ameriprise Financial	1,337	1,031	6.46	4.63
Add: Integration/restructuring charges, net of tax (1)	9	46	0.04	0.21
Add: Market impact on variable annuity guaranteed benefits, net of tax (1)	111	173	0.53	0.77
Add: Market impact on indexed universal life benefits, net of tax (1)	8	—	0.04	—
Less: Net realized gains, net of tax (1)	5	5	0.02	0.02
Operating earnings	$1,460	$1,245	$7.05	$5.59

Weighted average common shares outstanding:
Basic	203.2	218.7
Diluted	207.1	222.8
(1) Calculated using the statutory tax rate of 35%.

The following table reconciles net income from continuing operations attributable to Ameriprise Financial to operating earnings and the five-point average of quarter-end equity to operating equity:

	Years Ended December 31,
	2013	2012
	(in millions)
Net income attributable to Ameriprise Financial	$1,334	$1,029
Less: Loss from discontinued operations, net of tax	(3)	(2)
Net income from continuing operations attributable to Ameriprise Financial	1,337	1,031
Less: Adjustments (1)	(123)	(214)
Operating earnings	$1,460	$1,245

Total Ameriprise Financial, Inc. shareholders’ equity	$8,582	$9,071
Less: Accumulated other comprehensive income, net of tax	821	1,001
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	7,761	8,070
Less: Equity impacts attributable to CIEs	333	397
Operating equity	$7,428	$7,673

Return on equity from continuing operations, excluding AOCI	17.2%	12.8%
Operating return on equity, excluding AOCI(2)	19.7%	16.2%
(1) Adjustments reflect the trailing twelve months’ sum of after-tax net realized gains/losses; the market impact on variable annuity guaranteed benefits, net of hedges and related DSIC and DAC amortization; the market impact on indexed universal life benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; and integration and restructuring charges. After-tax is calculated using the statutory tax rate of 35%.
(2) Operating return on equity, excluding accumulated other comprehensive income (“AOCI”), is calculated using the trailing twelve months of earnings excluding the after-tax net realized gains/losses; market impact on variable annuity guaranteed benefits, net of hedges and related DSIC and DAC amortization; the market impact on indexed universal benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; integration and restructuring charges; and discontinued operations in the numerator, and Ameriprise Financial shareholders’ equity, excluding AOCI and the impact of consolidating investment entities using a five-point average of quarter-end equity in the denominator.

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

Valuation of Investments

The most significant component of our investments is our Available-for-Sale securities, which we carry at fair value within our Consolidated Balance Sheets. The fair value of our Available-for-Sale securities at December 31, 2013 was primarily obtained from third-party pricing sources. We record unrealized securities gains (losses) in accumulated other comprehensive income, net of impacts to DAC, DSIC, certain benefit reserves, reinsurance recoverables and income taxes. We recognize gains and losses on a trade date basis in results of operations upon disposition of the securities.

When the fair value of an investment is less than its amortized cost, we assess whether or not: (i) we have the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment is considered to have occurred and we must recognize an other-than-temporary impairment for the difference between the investment’s amortized cost basis and its fair value through earnings. For securities that do not meet the above criteria, and we do not expect to recover a security’s amortized cost basis, the security is also considered other-than-temporarily impaired. For these securities, we separate the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of impacts to DAC, DSIC, certain benefit reserves, reinsurance recoverables and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income if through subsequent evaluation there is a sustained increase in the cash flow expected. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income.

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

Factors we consider in determining whether declines in the fair value of fixed maturity securities are other-than-temporary include: (i) the extent to which the market value is below amortized cost; (ii) the duration of time in which there has been a significant decline in value; (iii) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and (iv) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. In order to determine the amount of the credit loss component for corporate debt securities considered other-than-temporarily impaired, a best estimate of the present value of cash flows expected to be collected discounted at the security’s effective interest rate is compared to the amortized cost basis of the security. The significant inputs to cash flow projections consider potential debt restructuring terms, projected cash flows available to pay creditors and our position in the debtor’s overall capital structure.

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

Deferred Acquisition Costs and Deferred Sales Inducement Costs

We incur costs in connection with acquiring new and renewal insurance and annuity businesses. The portion of these costs which are incremental and direct to the acquisition of a new or renewal insurance policy or annuity contract are deferred. Significant costs capitalized include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales. Sales based compensation paid to advisors and employees and third-party distributors is capitalized. Employee compensation and benefits costs which are capitalized relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance policy or annuity contract are expensed as incurred.

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

For annuity and life, disability income and long term care insurance products, key assumptions underlying these long-term projections include interest rates (both earning rates on invested assets and rates credited to contractholder and policyholder accounts), equity market performance, mortality and morbidity rates and the rates at which contractholders and policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts. Assumptions about earned and credited interest rates are the primary factors used to project interest margins, while assumptions about equity and bond market performance are the primary factors used to project client asset value growth rates, and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates. Management must also make assumptions to project maintenance expenses associated with servicing our annuity and insurance businesses during the DAC amortization period.

The client asset value growth rates are the rates at which variable annuity and VUL insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. The long-term client asset value growth rates are based on assumed gross annual returns of 9% for equity funds and 6% for fixed income funds. We typically use a five-year mean reversion process as a guideline in setting near-term equity fund growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near-term equity fund growth rate is reviewed quarterly to ensure consistency with management’s assessment of anticipated equity market performance.

A decrease of 100 basis points in various rate assumptions is likely to result in an increase in DAC and DSIC amortization and an increase in benefits and claims expense from variable annuity guarantees. The following table presents the estimated impact to current period pretax income:

Estimated Impact to Pretax Income (1)
(in millions)
Decrease in future near and long-term fixed income returns by 100 basis points	$(46)

Decrease in future near-term equity fund growth returns by 100 basis points	$(34)
Decrease in future long-term equity fund growth returns by 100 basis points	(27)
Decrease in future near and long-term equity fund growth returns by 100 basis points	$(61)
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

Policyholder Account Balances, Future Policy Benefits and Claims

Fixed Annuities and Variable Annuity Guarantees

Fixed annuities and variable annuity guarantees include amounts for fixed account values on fixed and variable deferred annuities, guaranteed benefits associated with variable annuities, equity indexed annuities and fixed annuities in a payout status.

Liabilities for fixed account values on fixed and variable deferred annuities are equal to accumulation values, which are the cumulative gross deposits and credited interest less withdrawals and various charges.

The majority of the variable annuity contracts offered by us contain guaranteed minimum death benefit (“GMDB”) provisions. When market values of the customer’s accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. We also offer variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings which are referred to as gain gross-up benefits. In addition, we offer contracts with guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) provisions and, until May 2007, we offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions.

In determining the liabilities for GMDB, GMIB and the life contingent benefits associated with GMWB, we project these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC valuation for the same contracts. As with DAC, management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year. The amounts in the table above in “Deferred Acquisition Costs and Deferred Sales Inducement Costs” include the estimated impact to benefits and claims expense related to variable annuity guarantees resulting from a decrease of 100 basis points in various rate assumptions.

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

The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. These embedded derivatives are recorded in policyholder account balances, future policy benefits and claims. See Note 14 to our Consolidated Financial Statements for information regarding the fair value measurement of embedded derivatives. The liability for the life contingent benefits associated with GMWB provisions is determined in the same way as the GMDB liability. Significant assumptions made in projecting future benefits and fees relate to persistency and benefit utilization. Management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year. The changes in both the fair values of the GMWB and GMAB embedded derivatives and the liability for life contingent benefits are reflected in benefits, claims, losses and settlement expenses.

Liabilities for equity indexed annuities are equal to the host contract values covering guaranteed benefits and the fair value of embedded equity options.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 3.05% to 9.38% at December 31, 2013, depending on year of issue, with an average rate of approximately 4.83%.

Life, Disability Income and Long Term Care Insurance

Life, disability income and long term care insurance includes liabilities for fixed account values on fixed and variable universal life policies, liabilities for indexed accounts of indexed universal life (“IUL”) products, liabilities for unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, disability income and long term care policies as claims are incurred in the future.

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

In determining the liability for contracts with profits followed by losses, we project benefits and contract assessments using actuarial models. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC valuation for the same contracts. As with DAC, management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.

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

Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported disability income and long term care claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits. Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for our experience. Interest rates used with disability income claims ranged from 3% to 8% at December 31, 2013, with an average rate of 4.4%. Interest rates used with long term care claims ranged from 4% to 6% at December 31, 2013, with an average rate of 4.0%.

Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.

Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, disability income and long term care policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on our experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life ranged from 3.25% to 10.0% at December 31, 2013, depending on policy form, issue year and policy duration. Anticipated interest rates for disability income policies ranged from 3.25% to 7.5% at December 31, 2013, depending on policy form, issue year and policy duration. Anticipated interest rates for long term care policy reserves can vary by plan and year and ranged from 5.8% to 9.4% at December 31, 2013.

Changes in policyholder account balances, future policy benefits and claims are reflected in earnings in the period adjustments are made.

Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverable within receivables.

Derivative Instruments and Hedging Activities

We use derivative instruments to manage our exposure to various market risks. Examples include index options, interest rate swaps and swaptions, total return swaps, and futures used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions. All derivatives are recorded at fair value. The fair value of our derivative instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market observable inputs to the extent available.

The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting hedge designation, if any. We primarily use derivatives as economic hedges that are not designated as accounting hedges or do not qualify for hedge accounting treatment. We occasionally designate derivatives as (i) hedges of changes in the fair value of assets, liabilities or firm commitments (“fair value hedges”), (ii) hedges of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedges”) or (iii) hedges of foreign currency exposures of net investments in foreign operations (“net investment hedges in foreign operations”).

Our accounting policy is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. Changes in fair value are recognized in current period earnings for derivative instruments that do not qualify for hedge accounting or are not designated as accounting hedges.

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

We are required to establish a valuation allowance for any portion of our deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business, including the ability to generate capital gains. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Management may need to identify and implement appropriate planning strategies to ensure our ability to realize our deferred tax assets and avoid the establishment of a valuation allowance with respect to such assets. In the opinion of management, it is currently more likely than not that we will not realize the full benefit of certain state deferred tax assets, primarily state net operating losses, and therefore a valuation allowance of $19 million has been established at December 31, 2013.

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

Our management fees are generally accrued daily and collected monthly. A significant portion of our management fees are calculated as a percentage of the fair value of our managed assets. A large majority of our managed assets are valued by third party pricing services vendors based upon observable market data. The selection of our third party pricing services vendors and the reliability of their prices are subject to certain governance procedures, such as exception reporting, subsequent transaction testing, and annual due diligence of our vendors, which includes assessing the vendor’s valuation qualifications, control environment, analysis of asset-class specific valuation methodologies and understanding of sources of market observable assumptions.

We may receive performance-based incentive fees from hedge funds, Threadneedle Open Ended Investment Companies (“OEICs”), or other structured investments that we manage. The annual performance fees for structured investments are recognized as revenue at the time the performance fee is finalized or no longer subject to adjustment. All other performance fees are based on a full contract year and are final at the end of the contract year. Any performance fees received are not subject to repayment or any other clawback provisions.

Employee benefit plan and institutional investment management and administration services fees are negotiated and are generally based on underlying asset values. Fees from financial planning and advice services are recognized when the financial plan is delivered.

Distribution Fees

Distribution fees primarily include point-of-sale fees (such as mutual fund front-end sales loads) and asset-based fees (such as 12b-1 distribution and shareholder service fees) that are generally based on a contractual percentage of assets and recognized when earned. Distribution fees also include amounts received under marketing support arrangements for sales of mutual funds and other companies’ products, such as through our wrap accounts, as well as surrender charges on fixed and variable universal life insurance and annuities, which are recognized as revenue when assessed.

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

Premiums

Premiums include premiums on auto and home insurance, traditional life and health (disability income and long term care) insurance and immediate annuities with a life contingent feature. Premiums on auto and home insurance are net of reinsurance premiums and are recognized ratably over the coverage period. Premiums on traditional life, health insurance and immediate annuities with a life contingent feature are net of reinsurance ceded and are recognized as revenue when due.

Other Revenues

Other revenues primarily include charges assessed on fixed and variable universal life insurance which consist of cost of insurance charges, net of reinsurance premiums and cost of reinsurance for UL insurance products and variable annuity guaranteed benefit rider charges. These charges are recognized as revenue when assessed. We also record revenue related to consolidated pooled investment vehicles managed by Threadneedle. These revenues primarily represent rental income of managed properties and are recognized on a straight line basis over the term of the lease.
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

Amortization of DAC

Direct sales commissions and other costs capitalized as DAC are amortized over time. For annuity and UL contracts, DAC are amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business. For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period. For certain mutual fund products, DAC are generally amortized over fixed periods on a straight-line basis adjusted for redemptions. See “Deferred Acquisition Costs and Deferred Sales Inducement Costs” under “Critical Accounting Policies” for further information on DAC.

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

The following table presents detail regarding our AUM and AUA:

	December 31,
	2013	2012	Change
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$154.0	$125.0	$29.0	23%
Asset Management AUM	500.8	455.4	45.4	10
Corporate & Other AUM	0.9	—	0.9	NM
Eliminations	(20.5)	(18.0)	(2.5)	(14)
Total Assets Under Management	635.2	562.4	72.8	13
Total Assets Under Administration	136.1	118.6	17.5	15
Total AUM and AUA	$771.3	$681.0	$90.3	13%
NM Not Meaningful.

Total AUM increased $72.8 billion, or 13%, to $635.2 billion as of December 31, 2013 compared to $562.4 billion as of December 31, 2012 due to a $29.0 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation and a $45.4 billion increase in Asset Management AUM driven by market appreciation, partially offset by net outflows. See our segment results of operations discussion below for additional information on changes in our AUM.

Consolidated Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table presents our consolidated results of operations:

	Years Ended December 31,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$5,253	$4,692	$561	12%
Distribution fees	1,771	1,616	155	10
Net investment income	1,889	1,933	(44)	(2)
Premiums	1,282	1,223	59	5
Other revenues	1,035	795	240	30
Total revenues	11,230	10,259	971	9
Banking and deposit interest expense	31	42	(11)	(26)
Total net revenues	11,199	10,217	982	10
Expenses
Distribution expenses	3,036	2,698	338	13
Interest credited to fixed accounts	806	831	(25)	(3)
Benefits, claims, losses and settlement expenses	1,954	1,899	55	3
Amortization of deferred acquisition costs	207	286	(79)	(28)
Interest and debt expense	281	276	5	2
General and administrative expense	2,945	2,989	(44)	(1)
Total expenses	9,229	8,979	250	3
Income from continuing operations before income tax provision	1,970	1,238	732	59
Income tax provision	492	335	157	47
Income from continuing operations	1,478	903	575	64
Loss from discontinued operations, net of tax	(3)	(2)	(1)	(50)
Net income	1,475	901	574	64
Less: Net income (loss) attributable to noncontrolling interests	141	(128)	269	NM
Net income attributable to Ameriprise Financial	$1,334	$1,029	$305	30%
NM Not Meaningful.

Overall

Income from continuing operations before income tax provision increased $732 million, or 59%, to $2.0 billion for the year ended December 31, 2013 compared to $1.2 billion for the prior year primarily reflecting the impact from unlocking and model changes, the impact of market appreciation and wrap account net inflows, the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), an increase in net income attributable to noncontrolling interests, a $30 million gain on the sale of Threadneedle’s strategic business investment in Cofunds in the second quarter of 2013 and a $24 million benefit from policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the managed volatility funds, partially offset by the negative impact from spread compression in our interest sensitive product lines and asset management net outflows. The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $170 million for the year ended December 31, 2013, which included a $17 million benefit associated with unlocking. This compares to an expense of $265 million for the prior year, which included a $14 million expense associated with unlocking and model changes. The negative impact on earnings from spread compression in our interest sensitive product lines was approximately $136 million pretax for the year ended December 31, 2013 compared to the prior year.

The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking and model changes for the years ended December 31:

Pretax Increase (Decrease)	2013	2012
	(in millions)
Other revenues	$(18)	$(41)

Benefits, claims, losses and settlement expenses	(5)	(28)
Amortization of DAC	(79)	23
Interest credited to fixed accounts	—	2
Total expenses	(84)	(3)
Total (1)	$66	$(38)
(1) Includes a $17 million benefit and a $14 million expense related to the market impact on variable annuity guaranteed benefits for the years ended December 31, 2013 and 2012, respectively.

The impact of unlocking and model changes for the year ended December 31, 2012 included a $41 million benefit, net of DAC and DSIC amortization, from an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods.

Net Revenues

Net revenues increased $982 million, or 10%, to $11.2 billion for the year ended December 31, 2013 compared to $10.2 billion for the prior year primarily due to higher management and financial advice fees, distribution fees and other revenues.

Management and financial advice fees increased $561 million, or 12%, to $5.3 billion for the year ended December 31, 2013 compared to $4.7 billion for the prior year primarily due to higher asset-based fees driven by an increase in average AUM, as well as a shift to higher fee retail assets at Threadneedle and revenue enhancements related to various pricing adjustments. Average AUM increased $41.0 billion, or 7%, compared to the prior year primarily due to market appreciation and wrap account net inflows, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section below.

Distribution fees increased $155 million, or 10%, to $1.8 billion for the year ended December 31, 2013 compared to $1.6 billion for the prior year due to higher client assets and increased client activity.

Net investment income decreased $44 million, or 2%, to $1.9 billion for the year ended December 31, 2013 compared to $1.9 billion for the prior year reflecting a $193 million decrease in investment income on fixed maturity securities, partially offset by a $30 million gain on the sale of Threadneedle’s investment in Cofunds in the second quarter of 2013 and a $110 million increase in net investment income of CIEs. The decrease in investment income on fixed maturity securities was primarily due to low interest rates and approximately $126 million of lower investment income due to the sale of Ameriprise Bank’s investment portfolio as a result of the transition of banking operations.

Other revenues increased $240 million, or 30%, to $1.0 billion for the year ended December 31, 2013 compared to $795 million for the prior year due to the impact of unlocking, higher fees from variable annuity guarantees, and a $189 million increase in other revenues of CIEs. Other revenues for the year ended December 31, 2013 included an $18 million negative impact from unlocking compared to a $41 million negative impact in the prior year. The primary driver of the unlocking impact to other revenues in both years was lower projected gains on reinsurance contracts resulting from favorable mortality experience. Other revenues for the prior year included $17 million of revenue from former banking operations.

Expenses

Total expenses increased $250 million, or 3%, to $9.2 billion for the year ended December 31, 2013 compared to $9.0 billion for the prior year primarily due to increases in distribution expenses and benefits, claims, losses and settlement expenses, partially offset by decreases in amortization of DAC and general and administrative expense.

Distribution expenses increased $338 million, or 13%, to $3.0 billion for the year ended December 31, 2013 compared to $2.7 billion for the prior year driven by growth in assets under management. See our discussion on the changes in AUM in our segment results of operations section below.

Interest credited to fixed accounts decreased $25 million, or 3%, to $806 million for the year ended December 31, 2013 compared to $831 million for the prior year driven by lower average fixed annuity account balances. Average fixed annuities contract accumulation values decreased $508 million, or 4%, to $13.5 billion for the year ended December 31, 2013 compared to the prior year due to net outflows. Fixed annuities remain in net outflows due to low client demand given the interest rate environment.

Benefits, claims, losses and settlement expenses increased $55 million, or 3%, to $2.0 billion for the year ended December 31, 2013 compared to $1.9 billion for the prior year primarily reflecting the following items:

•
The year ended December 31, 2013 included a $5 million benefit from unlocking and model changes, which included a $22 million benefit related to the market impact on variable annuity guaranteed benefits, and the prior year included a $28 million benefit, which included an $18 million expense related to the market impact on variable annuity guaranteed benefits. The market impact on variable annuity guaranteed benefits is discussed below. The impact from unlocking and model changes for the year ended December 31, 2013 reflected expected higher interest rates and changes in assumed policyholder behavior, partially offset by the impact of variable annuity model changes. The impact from unlocking and model changes for the prior year primarily reflected a $50 million benefit from an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods, partially offset by lower bond fund returns related to the life contingent benefits associated with GMWB.

•
An increase in expenses related to our auto and home business driven by higher claim and claim adjustment expense reflecting the impact of growth in exposures due to a 29% increase in gross new policies and higher loss cost trends, partially offset by lower catastrophe losses. Auto and home catastrophe losses were $42 million in 2013 compared to $51 million in the prior year, including $20 million from Superstorm Sandy.

•	An increase in expenses of approximately $40 million related to higher reserve funding driven by the impact of higher fees from prior year sales with variable annuity guarantees.

•	An $8 million increase in disability income reserves in the second quarter of 2013 related to prior periods and a $9 million benefit from a life insurance reserve release in the prior year.

•
A $29 million decrease in expenses from policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the managed volatility funds. See additional discussion in the Annuities segment.

•	A $141 million increase in expense compared to the prior year from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits.

•
A $271 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. The $271 million decrease was the result of a favorable $916 million change in the market impact on variable annuity guaranteed living benefits reserves, partially offset by an unfavorable $635 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $10 million DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rates were up in 2013 and down in 2012 resulting in a favorable change in the variable annuity guaranteed benefits liability, partially offset by an unfavorable change in the related hedge assets.

•
Equity market and volatility impacts on the hedge assets resulted in lower expenses in 2013 compared to 2012. This benefit was partially offset by higher expenses in 2013 compared to 2012 due to equity market and volatility impacts on the corresponding variable annuity guaranteed living benefits liability.

•
Other unhedged items including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items were a net unfavorable impact compared to the prior year.

Amortization of DAC decreased $79 million, or 28%, to $207 million for the year ended December 31, 2013 compared to $286 million for the prior year primarily reflecting the following items:

•
The year ended December 31, 2013 included a $79 million benefit from unlocking and model changes, which included a $5 million expense related to the DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), primarily driven by the impact of expected higher interest rates and changes in assumed policyholder behavior. The prior year included a $23 million expense from unlocking and model changes, which included a $4 million benefit related to the DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), primarily reflecting spread compression and lower bond fund growth rates, partially offset by a benefit from improved persistency and lowered mortality assumption. The impact of unlocking and model changes for the prior year included a $9 million expense for the DAC offset to the adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods.

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was a benefit of $34 million for the year ended December 31, 2013 compared to a benefit of $69 million in the prior year.

General and administrative expense decreased $44 million, or 1%, to $2.9 billion for the year ended December 31, 2013 compared to $3.0 billion for the prior year primarily due to a $53 million decrease in integration and restructuring charges, $34 million in lower expenses associated with the completion of the brokerage platform conversion, $62 million of lower bank-related expenses and lower expenses from re-engineering efforts, partially offset by a $29 million increase in expenses of CIEs, higher compensation related accruals and higher expenses from investments in the business. General and administrative expense for the prior year included a $15 million benefit from a settlement with a third-party service provider.

Income Taxes

Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 25.0% for the year ended December 31, 2013 compared to 27.1% for the prior year. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 26.9% for the year ended December 31, 2013 compared to 24.5% for the prior year. The effective tax rate for the year ended December 31, 2013 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction, foreign tax credits and low income housing tax credits.

Results of Operations by Segment

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Operating earnings should not be viewed as a substitute for GAAP income from continuing operations before income tax provision. We believe the presentation of segment operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 26 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of operating earnings.

The following table presents summary financial information by segment:

	Years Ended December 31,
	2013	2012
	(in millions)
Advice & Wealth Management
Net revenues	$4,295	$3,873
Expenses	3,697	3,430
Operating earnings	$598	$443
Asset Management
Net revenues	$3,169	$2,891
Expenses	2,454	2,334
Operating earnings	$715	$557
Annuities
Net revenues	$2,583	$2,524
Expenses	1,897	1,957
Operating earnings	$686	$567
Protection
Net revenues	$2,190	$2,088
Expenses	1,825	1,690
Operating earnings	$365	$398
Corporate & Other
Net revenues	$(11)	$20
Expenses	334	290
Operating loss	$(345)	$(270)

The following table presents the segment pretax operating impacts on our revenues and expenses attributable to unlocking and model changes:

	Years Ended December 31,
	2013		2012
Segment Pretax Operating Increase (Decrease)	Annuities	Protection	Annuities	Protection
	(in millions)
Other revenues	$—	$(18)	$—	$(41)

Benefits, claims, losses and settlement expenses	21	(4)	(32)	(14)
Amortization of DAC	(81)	(3)	41	(14)
Interest credited to fixed accounts	—	—	2	—
Total expenses	(60)	(7)	11	(28)
Total	$60	$(11)	$(11)	$(13)

The operating impact of unlocking and model changes for 2012 included a $43 million benefit, net of DAC and DSIC amortization, from an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods.

Advice & Wealth Management

Our Advice & Wealth Management segment provides financial planning and advice, as well as full-service brokerage services, primarily to retail clients through our advisors. These services are centered on long-term, personal relationships between our advisors and our clients and focus on helping clients confidently achieve their financial goals. Our advisors provide a distinctive approach to financial planning and have access to a broad selection of both affiliated and non-affiliated products to help clients meet their financial needs. A significant portion of revenues in this segment is fee-based, driven by the level of client assets, which is impacted by both market movements and net asset flows. We also earn net investment income on invested assets primarily from certificate products. This segment earns revenues (distribution fees) for distributing non-affiliated products and intersegment revenues (distribution fees) for distributing our affiliated products and services to our retail clients. Intersegment expenses for this segment include expenses for investment management services provided by the Asset Management segment.

In addition to purchases of affiliated and non-affiliated mutual funds and other securities on a stand-alone basis, clients may purchase mutual funds, among other securities, in connection with investment advisory fee-based “wrap account” programs or services, and pay fees based on a percentage of their assets.

In January 2013, we completed the conversion of our federal savings bank subsidiary, Ameriprise Bank to a limited powers national trust bank. In 2012, we liquidated checking, savings and money market accounts and certificates of deposit and returned all funds to our clients. We also sold Ameriprise Bank’s consumer loan portfolio, including first mortgages, home equity loans, home equity lines of credit and unsecured loans, to affiliates of Ameriprise Bank and sold Ameriprise Bank’s credit card account portfolio to Barclays Bank Delaware (“Barclays”). See additional discussion on the transition and the impact to our business in the Overview section above.

The following table presents the changes in wrap account assets and average balances for the years ended December 31:

	2013	2012
	(in billions)
Beginning balance	$124.6	$103.4
Net flows	13.1	9.6
Market appreciation and other	15.8	11.6
Ending balance	$153.5	$124.6
Average balance (1)	$138.8	$115.0
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

Wrap account assets increased $28.9 billion, or 23%, during the year ended December 31, 2013 due to net inflows of $13.1 billion and market appreciation and other of $15.8 billion. Wrap account net inflows increased $3.5 billion, or 36%, compared to the prior year reflecting higher advisor productivity, experienced advisor recruiting and investor confidence. Average wrap account assets increased $23.8 billion, or 21%, compared to the prior year due to net inflows and market appreciation.

The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Years Ended December 31,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$2,039	$1,737	$302	17%
Distribution fees	2,095	1,879	216	11
Net investment income	127	233	(106)	(45)
Other revenues	65	64	1	2
Total revenues	4,326	3,913	413	11
Banking and deposit interest expense	31	40	(9)	(23)
Total net revenues	4,295	3,873	422	11
Expenses
Distribution expenses	2,644	2,324	320	14
General and administrative expense	1,053	1,106	(53)	(5)
Total expenses	3,697	3,430	267	8
Operating earnings	$598	$443	$155	35%

Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized gains or losses, increased $155 million, or 35%, to $598 million for the year ended December 31, 2013 compared to $443 million for the prior year primarily due to strong growth in wrap account assets, increased client activity and continued expense management, partially offset by the impact of low interest rates and lower earnings due to the transition of banking operations in the fourth quarter of 2012. The negative impact of lower spreads on cash sweep accounts and certificates was approximately $57 million compared to the prior year. Pretax operating earnings for the year ended December 31, 2012 included $49 million of earnings from former banking operations. Pretax operating margin was 13.9% for the year ended December 31, 2013 compared to 11.4% for the prior year.

Net Revenues

Net revenues exclude net realized gains or losses. Net revenues increased $422 million, or 11%, to $4.3 billion for the year ended December 31, 2013 compared to $3.9 billion for the prior year reflecting retail client net inflows, market appreciation and increased client activity, partially offset by lower net revenues due to the transition of banking operations in the fourth quarter of 2012 and the negative impact of low interest rates. Net revenues for the year ended December 31, 2012 included $111 million from former banking operations. Advice & Wealth Management delivered strong growth in assets and revenues through the combination of improved advisor productivity and experienced advisor recruiting. Operating net revenue per branded advisor was $440,000 for the year ended December 31, 2013, up 11% from the prior year driven by the combination of asset growth and strong client activity.

Management and financial advice fees increased $302 million, or 17%, to $2.0 billion for the year ended December 31, 2013 compared to $1.7 billion for the prior year driven by growth in wrap account assets. Average wrap account assets increased $23.8 billion, or 21%, to $138.8 billion at December 31, 2013 compared to the prior year due to net inflows and market appreciation. See our discussion of the changes in wrap account assets above.

Distribution fees increased $216 million, or 11%, to $2.1 billion for the year ended December 31, 2013 compared to $1.9 billion for the prior year primarily due to higher client assets and increased client activity.

Net investment income, which excludes net realized gains or losses, decreased $106 million, or 45%, to $127 million for the year ended December 31, 2013 compared to $233 million for the prior year due to $103 million of lower net investment income due to the transition of banking operations in the fourth quarter of 2012, as well as a lower asset earnings rate on invested assets, partially offset by higher average certificate investment balances.

Expenses

Total expenses increased $267 million, or 8%, to $3.7 billion for the year ended December 31, 2013 compared to $3.4 billion for the prior year due to a $320 million increase in distribution expenses driven by higher compensation due to strong growth in client assets, partially offset by a $53 million decrease in general and administrative expense due to $62 million of lower expenses from the transition of banking operations in the fourth quarter of 2012 and $34 million of lower expenses associated with the completion of the brokerage platform conversion, partially offset by higher performance-driven compensation accruals.

Asset Management

Our Asset Management segment provides investment advice and investment products to retail, high net worth and institutional clients on a global scale through Columbia Management and Threadneedle. Columbia Management primarily provides products and services in the U.S. and Threadneedle primarily provides products and services internationally. We provide clients with U.S. domestic individual products through unaffiliated third party financial institutions and through our Advice & Wealth Management segment, and we provide institutional products and services through our institutional sales force. International retail products are primarily distributed through third-party financial institutions and unaffiliated financial advisors. Individual products include U.S. mutual funds and their non-U.S. equivalents, exchange-traded funds and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, individually managed accounts, collateralized loan obligations, hedge funds, collective funds and property funds. Collateralized loan obligations, hedge funds and certain private funds are often classified as alternative assets. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. We may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. Our Asset Management segment also provides intercompany asset management services for Ameriprise Financial subsidiaries. The fees for such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management, Annuities and Protection segments.

On April 30, 2010, we completed the acquisition of the long-term asset management business of the Columbia Management Group from Bank of America. The acquisition significantly enhanced the capabilities of the Asset Management segment by increasing its scale, broadening its retail and institutional distribution capabilities and strengthening and diversifying its lineup of retail and institutional products. The integration of the Columbia Management business, which was completed in the second quarter of 2012, involved organizational changes to our portfolio management and analytical teams and to our operational, compliance, sales and marketing support staffs. This integration also involved the streamlining of our U.S. domestic product offerings. As a result of the integration, we combined RiverSource Investments, our legacy U.S. asset management business, with Columbia Management, under the Columbia brand. Total U.S. retail assets and number of funds under the Columbia brand as of December 31, 2013 were $239.4 billion and 210 funds, respectively.

From time to time, fee waivers have been provided to the Columbia Money Market Funds (the “Funds”) by Columbia Management and certain other subsidiaries performing services for the Funds for the purposes of reducing the expenses charged to a Fund in a given period to maintain or improve a Fund’s net yield in that period. Our subsidiaries may enter into contractual arrangements with the Funds identifying the specific fees to be waived and/or expenses to be reimbursed, as well as the time period for which such waivers will apply. In aggregate, we voluntarily waived fees of $11 million for both the years ended December 31, 2013 and 2012.

Threadneedle remains our primary international investment management platform. Threadneedle manages eight OEICs and two Societe d’Investissement A Capital Variable (“SICAV”) offering. The eight OEICs are Threadneedle Investment Funds ICVC (“TIF”), Threadneedle Specialist Investment Funds ICVC (“TSIF”), Threadneedle Focus Investment Funds (“TFIF”), Threadneedle Portfolio Advantage Funds (“TPAF”), Threadneedle Investment Funds ICVC II (“TIF II”), Threadneedle Investment Funds ICVC III (“TIF III”), Threadneedle Investment Funds ICVC IV (“TIF IV”) and Threadneedle Opportunity Investment Funds ICVC (“TOIF”). TIF, TSIF, TFIF, TPAF, TIF II, TIF III, TIF IV and TOIF are structured as umbrella companies with a total of 76 (32, 14, 1, 2, 6, 8, 6 and 7, respectively) subfunds covering the world’s bond and equity markets. The SICAVs are the Threadneedle (Lux) SICAV (“T(Lux)”) and the Columbia Threadneedle SICAV-SIF (“SIF”). T(Lux) and SIF are structured as umbrella companies with a total of 30 (28 and 2, respectively) sub funds covering the world’s bond, commodities and equity markets. In addition, Threadneedle manages 13 unit trusts, 10 of which invest into the OEICs, 12 property unit trusts and one property fund of funds.

The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of December 31:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2013	2012
Domestic Equity	Equal weighted	1 year	54%	67%
		3 year	51%	53%
		5 year	58%	54%
	Asset weighted	1 year	39%	71%
		3 year	52%	72%
		5 year	47%	73%

International Equity	Equal weighted	1 year	65%	55%
		3 year	50%	44%
		5 year	50%	60%
	Asset weighted	1 year	32%	20%
		3 year	26%	19%
		5 year	25%	80%

Taxable Fixed Income	Equal weighted	1 year	44%	67%
		3 year	65%	75%
		5 year	41%	79%
	Asset weighted	1 year	44%	72%
		3 year	83%	87%
		5 year	52%	83%

Tax Exempt Fixed Income	Equal weighted	1 year	100%	90%
		3 year	100%	100%
		5 year	94%	100%
	Asset weighted	1 year	100%	93%
		3 year	100%	100%
		5 year	84%	100%

Asset Allocation Funds	Equal weighted	1 year	31%	60%
		3 year	60%	85%
		5 year	80%	85%
	Asset weighted	1 year	39%	81%
		3 year	64%	91%
		5 year	92%	91%

Number of funds with 4 or 5 Morningstar star ratings		Overall	54	51
		3 year	45	56
		5 year	41	44

Percent of funds with 4 or 5 Morningstar star ratings		Overall	55%	46%
		3 year	46%	50%
		5 year	43%	42%

Percent of assets with 4 or 5 Morningstar star ratings		Overall	56%	66%
		3 year	39%	52%
		5 year	37%	57%
Mutual fund performance rankings are based on the performance of Class Z fund shares for Columbia branded mutual funds. Only funds with Class Z shares are included. In instances where a fund’s Class Z shares do not have a full five year track record, performance for an older share class of the same fund, typically Class A shares, is utilized for the period before Class Z shares were launched. No adjustments to the historical track records are made to account for differences in fund expenses between share classes of a fund.

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

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2013	2012
Equity	Equal weighted	1 year	66%	75%
		3 year	78%	80%
		5 year	81%	84%
	Asset weighted	1 year	46%	78%
		3 year	86%	93%
		5 year	88%	94%

Fixed Income	Equal weighted	1 year	48%	83%
		3 year	68%	76%
		5 year	67%	91%
	Asset weighted	1 year	50%	60%
		3 year	43%	59%
		5 year	44%	98%

Allocation (Managed) Funds	Equal weighted	1 year	86%	67%
		3 year	100%	67%
		5 year	67%	83%
	Asset weighted	1 year	92%	77%
		3 year	100%	77%
		5 year	54%	86%

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

The following table presents ending balances and average managed assets:

					Average(1)
	December 31,				December 31,
	2013	2012	Change		2013	2012	Change
	(in billions)
Columbia managed assets	$356.7	$330.4	$26.3	8%	$342.9	$335.8	$7.1	2%
Threadneedle managed assets	147.4	127.8	19.6	15	133.3	120.9	12.4	10
Less: Sub-advised eliminations	(3.3)	(2.8)	(0.5)	(18)	(2.9)	(3.4)	0.5	15
Total managed assets	$500.8	$455.4	$45.4	10%	$473.3	$453.3	$20.0	4%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

The following table presents managed asset net flows:

	Years Ended December 31,
	2013	2012	Change
	(in billions)
Columbia managed asset net flows	$(8.3)	$(18.6)	$10.3	55%
Threadneedle managed asset net flows	1.8	(1.9)	3.7	NM
Less: Sub-advised eliminations	(0.1)	1.8	(1.9)	NM
Total managed asset net flows	$(6.6)	$(18.7)	$12.1	65%
 NM  Not Meaningful.
(1) Threadneedle net flows in Q2 2012 included $1.2 billion of outflows primarily due to a change in subadvisory relationship between Threadneedle and Columbia. These outflows are eliminated at the segment level.

The following table presents total managed assets by type:

					Average(1)
	December 31,				December 31,
	2013	2012	Change		2013	2012	Change
	(in billions)
Equity	$275.3	$224.1	$51.2	23%	$247.3	$220.5	$26.8	12%
Fixed income	196.4	205.2	(8.8)	(4)	199.9	204.9	(5.0)	(2)
Money market	7.1	6.5	0.6	9	6.4	7.0	(0.6)	(9)
Alternative	6.4	6.7	(0.3)	(4)	6.4	8.3	(1.9)	(23)
Hybrid and other	15.6	12.9	2.7	21	13.3	12.6	0.7	6
Total managed assets	$500.8	$455.4	$45.4	10%	$473.3	$453.3	$20.0	4%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

The following tables present the changes in Columbia and Threadneedle managed assets:

	Years Ended December 31,
	2013	2012
	(in billions)
Columbia Managed Assets Rollforward
Retail Funds
Beginning assets	$216.3	$204.8
Mutual fund inflows	38.1	38.2
Mutual fund outflows	(50.9)	(53.6)
Net VP/VIT fund flows	(0.6)	—
Net new flows	(13.4)	(15.4)
Reinvested dividends	9.9	6.0
Net flows	(3.5)	(9.4)
Distributions	(11.5)	(7.5)
Market appreciation and other (1)	38.1	28.4
Total ending assets	239.4	216.3

Institutional
Beginning assets	72.4	73.3
Inflows	21.6	17.5
Outflows	(26.1)	(24.0)
Net flows	(4.5)	(6.5)
Market appreciation and other	7.7	5.6
Total ending assets	75.6	72.4

Alternative
Beginning assets	5.7	8.1
Inflows	1.3	0.7
Outflows	(1.6)	(3.4)
Net flows	(0.3)	(2.7)
Market appreciation and other	0.2	0.3
Total ending assets	5.6	5.7
Affiliated General Account Assets	36.1	36.1
Other and Eliminations	—	(0.1)
Total Columbia managed assets	$356.7	$330.4
Total Columbia net flows	$(8.3)	$(18.6)
(1) Included in Market appreciation and other in Q2 2012 are $3 billion due to the transfer of Active Diversified Portfolio assets from non-proprietary to proprietary funds.

	Years Ended December 31,
	2013	2012
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$39.1	$31.8
Mutual fund inflows	23.3	16.0
Mutual fund outflows (2)	(18.9)	(13.8)
Net new flows	4.4	2.2
Reinvested dividends	0.2	0.1
Net flows	4.6	2.3
Distributions	(0.5)	(0.5)
Market appreciation	5.6	3.2
Foreign currency translation (1)	1.1	1.6
Other	0.7	0.7
Total ending assets	50.6	39.1

Institutional
Beginning assets	87.6	80.6
Inflows	9.2	9.1
Outflows	(11.8)	(13.2)
Net flows	(2.6)	(4.1)
Market appreciation	6.7	4.9
Foreign currency translation (1)	1.6	3.7
Other	2.8	2.5
Total ending assets	96.1	87.6

Alternative
Beginning assets	1.1	1.2
Inflows	—	0.1
Outflows	(0.2)	(0.2)
Net flows	(0.2)	(0.1)
Market depreciation	(0.2)	—
Total ending assets	0.7	1.1
Total Threadneedle managed assets	$147.4	$127.8
Total Threadneedle net flows	$1.8	$(1.9)
(1) Amounts represent British Pound to US dollar conversion.
(2) Retail fund outflows in Q2 2012 included $1.2 billion primarily due to a change in subadvisory relationship between Threadneedle and Columbia. These outflows are eliminated at the segment level.

Total segment AUM increased $45.4 billion, or 10%, during the year ended December 31, 2013 driven by market appreciation, partially offset by net outflows. Total segment AUM net outflows were $6.6 billion for the year ended December 31, 2013. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.

Columbia managed assets increased $26.3 billion, or 8%, during the year ended December 31, 2013 primarily due to market appreciation, partially offset by net outflows. Total Columbia net outflows were $8.3 billion for the year ended December 31, 2013. Columbia retail funds increased $23.1 billion, or 11%, during the year ended December 31, 2013 primarily due to market appreciation, partially offset by net outflows. Columbia retail net outflows of $3.5 billion during the year ended December 31, 2013 included outflows from a large distribution partner that continued to re-balance asset concentrations, continued outflows from a third party sub-advisor and outflows associated with a share class change in the Registered Investment Advisor (“RIA”) channel. Columbia retail net outflows during the year ended December 31, 2013 included $9.9 billion of reinvested dividends, which was driven by market appreciation last year and the related gains in certain portfolios. Columbia institutional AUM increased $3.2 billion, or 4%, during the year ended December 31, 2013 due to market appreciation, partially offset by net outflows. Columbia institutional net outflows of $4.5 billion for the year ended December 31, 2013 primarily reflected outflows in former parent influenced mandates and former parent affiliated distribution, some of which was low basis point assets, as well as first quarter outflows in investment grade and high yield credit mandates given strong performance in these asset classes, partially offset by new mandates funded in 2013.

Threadneedle managed assets increased $19.6 billion, or 15%, during the year ended December 31, 2013 primarily due to market appreciation, as well as net inflows and a positive impact of foreign currency translation. Threadneedle retail funds increased $11.5 billion, or 29%, during the year ended December 31, 2013 due to net inflows of $4.6 billion, market appreciation of $5.6 billion and a $1.1 billion positive impact of foreign currency translation. Threadneedle retail fund net inflows for the year ended December 31, 2013 were driven by recovering consumer confidence and good sales in key areas such as Europe. Threadneedle institutional AUM increased $8.5 billion, or 10%, during the year ended December 31, 2013 primarily due to market appreciation of $6.7 billion and a $1.6 billion positive impact of foreign currency translation, partially offset by net outflows. Threadneedle institutional net outflows of $2.6 billion for the year ended December 31, 2013 primarily reflected $3.7 billion of outflows from legacy insurance assets, partially offset by funding of new mandates and additional flows into existing funds. In January 2014, we lost part of our U.S. equities team at Threadneedle. A veteran member of the team, who has directly managed about one-third of the fund’s assets and who has had strong investment performance, has taken over the management of these funds. We generally expect some level of outflows when this type of change occurs and we are monitoring it closely.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Years Ended December 31,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$2,643	$2,420	$223	9%
Distribution fees	469	442	27	6
Net investment income	54	19	35	NM
Other revenues	5	12	(7)	(58)
Total revenues	3,171	2,893	278	10
Banking and deposit interest expense	2	2	—	—
Total net revenues	3,169	2,891	278	10
Expenses
Distribution expenses	1,191	1,105	86	8
Amortization of deferred acquisition costs	17	16	1	6
General and administrative expense	1,246	1,213	33	3
Total expenses	2,454	2,334	120	5
Operating earnings	$715	$557	$158	28%
NM Not Meaningful.

Our Asset Management segment pretax operating earnings, which exclude net realized gains or losses and integration and restructuring charges, increased $158 million, or 28%, to $715 million for the year ended December 31, 2013 compared to $557 million for the prior year reflecting equity market appreciation, a $30 million gain on the sale of Threadneedle’s strategic business investment in Cofunds, a $19 million benefit from a CDO unwind, continued revenue enhancements related to various pricing adjustments and expense re-engineering, partially offset by the impact of net outflows.

Net Revenues

Net revenues, which exclude net realized gains or losses, increased $278 million, or 10%, to $3.2 billion for the year ended December 31, 2013 compared to $2.9 billion for the prior year driven by increases in management and financial advice fees and net investment income.

Management and financial advice fees increased $223 million, or 9%, to $2.6 billion for the year ended December 31, 2013 compared to $2.4 billion for the prior year due to an increase in assets under management, as well as a shift to higher fee retail assets at Threadneedle, revenue enhancements related to various pricing adjustments and $17 million of performance based incentive fees on a CDO unwind. Average assets under management increased 4% compared to the prior year driven by equity market appreciation, partially offset by net outflows. See our discussion above on the changes in assets under management.

Net investment income, which excludes net realized gains or losses, increased $35 million to $54 million for the year ended December 31, 2013 compared to $19 million for the prior year due to a $30 million gain on the sale of Threadneedle’s strategic business investment in Cofunds, as well as a $10 million gain on a CDO unwind related to our residual interest in the CDO.

Expenses

Total expenses, which exclude integration and restructuring charges, increased $120 million, or 5%, to $2.5 billion for the year ended December 31, 2013 compared to $2.3 billion for the prior year primarily due to an $86 million increase in distribution expenses driven by higher retail fund assets and a $33 million increase in general and administrative expense driven by higher performance-based compensation, including $8 million of higher compensation related to a CDO unwind, and investments in the business, partially offset by re-engineering benefits.

Annuities

Our Annuities segment provides variable and fixed annuity products of RiverSource Life companies to individual clients. We provide our variable annuity products through our advisors, and our fixed annuity products are distributed through both affiliated and unaffiliated advisors and financial institutions. Revenues for our variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for our fixed annuity products are primarily earned as net investment income on assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. We also earn net investment income on owned assets supporting reserves for immediate annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Intersegment revenues for this segment reflect fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of variable insurance trust funds (“VIT Funds”) under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment.

The following table presents the results of operations of our Annuities segment on an operating basis:

	Years Ended December 31,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$709	$648	$61	9%
Distribution fees	339	317	22	7
Net investment income	1,058	1,132	(74)	(7)
Premiums	110	118	(8)	(7)
Other revenues	367	309	58	19
Total revenues	2,583	2,524	59	2
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,583	2,524	59	2
Expenses
Distribution expenses	434	395	39	10
Interest credited to fixed accounts	653	688	(35)	(5)
Benefits, claims, losses and settlement expenses	498	419	79	19
Amortization of deferred acquisition costs	111	229	(118)	(52)
Interest and debt expense	2	2	—	—
General and administrative expense	199	224	(25)	(11)
Total expenses	1,897	1,957	(60)	(3)
Operating earnings	$686	$567	$119	21%

Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), increased $119 million, or 21%, to $686 million for the year ended December 31, 2013 compared to $567 million for the prior year primarily due to the impact of unlocking and model changes, which was an increase to pretax operating income of $60 million for the year ended December 31, 2013 compared to a decrease of $11 million for the prior year.

During the fourth quarter of 2013, we added managed volatility fund options (Portfolio Stabilizer) for our in-force variable annuities with living benefit guarantees. These additional investment options resulted in sizable asset movement into the managed volatility funds. The resulting earnings benefit in the fourth quarter of 2013 was $26 million.
RiverSource variable annuity account balances increased 11% to $75.5 billion at December 31, 2013 compared to the prior year due to market appreciation, partially offset by net outflows. Variable annuity net outflows of $757 million for the year ended December 31, 2013 reflected the closed book of annuities previously sold through third parties, partially offset by $245 million of net inflows in the Ameriprise channel.
RiverSource fixed annuity account balances declined 4% to $13.3 billion at December 31, 2013 compared to the prior year due to ongoing net outflows resulting from low client demand given the interest rate environment. We are in the process of setting lower renewal interest rates for a portion of our fixed annuities that are currently above the guaranteed minimum, which should help relieve some of the spread compression caused by low rates. The majority of the interest rate renewals will occur in the first half of 2014.

Net Revenues

Net revenues, which exclude net realized gains or losses, increased $59 million, or 2%, to $2.6 billion for the year ended December 31, 2013 compared to $2.5 billion for the prior year primarily due to higher management and financial advice fees and other revenues, partially offset by a decrease in net investment income.

Management and financial advice fees increased $61 million, or 9%, to $709 million for the year ended December 31, 2013 compared to $648 million for the prior year due to higher fees on variable annuities driven by higher separate account balances. Average variable annuities contract accumulation values increased $5.7 billion, or 9%, from the prior year due to market appreciation, partially offset by net outflows.

Distribution fees increased $22 million, or 7%, to $339 million for the year ended December 31, 2013 compared to $317 million for the prior year primarily due to higher fees on variable annuities driven by higher separate account balances.

Net investment income, which excludes net realized gains or losses, decreased $74 million, or 7%, to $1.1 billion for the year ended December 31, 2013 compared to $1.1 billion for the prior year reflecting a decrease of approximately $26 million from lower invested assets due to net outflows and approximately $43 million from lower interest rates.

Premiums decreased $8 million, or 7%, to $110 million for the year ended December 31, 2013 compared to $118 million for the prior year due to lower sales of immediate annuities with life contingencies.

Other revenues increased $58 million, or 19%, to $367 million for the year ended December 31, 2013 compared to $309 million for the prior year due to higher fees from variable annuity guarantees driven by higher volumes due to prior year sales with a first fee collected on the anniversary date, as well as higher fee rates.

Expenses

Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) decreased $60 million, or 3%, to $1.9 billion for the year ended December 31, 2013 compared to $2.0 billion for the prior year primarily due to the impact of unlocking and model changes.

Distribution expenses increased $39 million, or 10%, to $434 million for the year ended December 31, 2013 compared to $395 million for the prior year primarily due to higher variable annuity compensation driven by higher variable annuity contract values due to market appreciation.

Interest credited to fixed accounts decreased $35 million, or 5%, to $653 million for the year ended December 31, 2013 compared to $688 million for the prior year driven by lower average fixed annuity account balances. Average fixed annuities contract accumulation values decreased $508 million, or 4%, to $13.5 billion for the year ended December 31, 2013 compared to the prior year due to net outflows. Fixed annuities remain in net outflows due to low client demand given the interest rate environment.

Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), increased $79 million, or 19%, to $498 million for the year ended December 31, 2013 compared to $419 million for the prior year primarily due to the impact of unlocking and model changes and an increase in expenses of approximately $40 million related to higher reserve funding driven by the impact of higher fees from prior year sales with variable annuity guarantees, partially offset by a $31 million benefit from policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the managed volatility funds. Benefits, claims, losses and settlement expenses for the year ended December 31, 2013 included a $21 million expense from unlocking primarily reflecting the impact of variable annuity model changes. Benefits, claims, losses and settlement expenses for the prior year included a $32 million benefit from unlocking and model changes primarily reflecting a $53 million benefit from an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods, partially offset by lower bond fund returns related to the life contingent benefits associated with GMWB.

Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), decreased $118 million, or 52%, to $111 million for the year ended December 31, 2013 compared to $229 million for the prior year primarily due to the impact of unlocking and model changes. Amortization of DAC for the year ended December 31, 2013 included an $81 million benefit from unlocking and model changes primarily driven by the impact of expected higher interest rates and changes in assumed policyholder behavior. Amortization of DAC for the prior year included a $41 million expense from unlocking and model changes primarily reflecting spread compression and lower bond fund growth rates, partially offset by a benefit from improved persistency and lowered mortality assumption. The impact of unlocking and model changes for 2012 included a $10 million expense for the DAC offset to the adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods.

General and administrative expense decreased $25 million, or 11%, to $199 million for the year ended December 31, 2013 compared to $224 million for the prior year primarily due to decreases in investment spending, advertising costs, service delivery charges and professional services fees. In addition, we recognized a net $6 million charge in the prior year for estimated future assessments from state insurance guaranty funds, primarily associated with the liquidation of Executive Life Insurance Company of New York.

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

The following table presents the results of operations of our Protection segment on an operating basis:

	Years Ended December 31,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$58	$55	$3	5%
Distribution fees	91	91	—	—
Net investment income	443	430	13	3
Premiums	1,188	1,121	67	6
Other revenues	410	392	18	5
Total revenues	2,190	2,089	101	5
Banking and deposit interest expense	—	1	(1)	—
Total net revenues	2,190	2,088	102	5
Expenses
Distribution expenses	77	67	10	15
Interest credited to fixed accounts	145	143	2	1
Benefits, claims, losses and settlement expenses	1,252	1,146	106	9
Amortization of deferred acquisition costs	118	110	8	7
General and administrative expense	233	224	9	4
Total expenses	1,825	1,690	135	8
Operating earnings	$365	$398	$(33)	(8)%

Our Protection segment pretax operating income, which excludes net realized gains or losses and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $33 million, or 8%, to $365 million for the year ended December 31, 2013 compared to $398 million for the prior year reflecting lower auto and home earnings.

Net Revenues

Net revenues, which exclude net realized gains or losses and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $102 million, or 5%, to $2.2 billion for the year ended December 31, 2013 compared to $2.1 billion for the prior year primarily due to the impact of unlocking and growth in auto and home premiums, as well as an increase in net investment income.

Net investment income, which excludes net realized gains or losses, increased $13 million, or 3%, to $443 million for the year ended December 31, 2013 compared to $430 million for the prior year due to an increase in investment income on fixed maturities driven by higher average invested assets for life and health.

Premiums increased $67 million, or 6%, to $1.2 billion for the year ended December 31, 2013 compared to $1.1 billion for the prior year primarily due to growth in auto and home premiums driven by continued strong new policy sales growth across market segments, primarily from our affinity relationships with Costco and Progressive. Auto and home policy counts increased 11% year-over-year.

Other revenues increased $18 million, or 5%, to $410 million for the year ended December 31, 2013 compared to $392 million for the prior year primarily due to an $18 million unfavorable impact from unlocking for the year ended December 31, 2013 compared to a $41 million unfavorable impact in the prior year. The primary driver of the unlocking impact to other revenues in both periods was lower projected gains on reinsurance contracts resulting from favorable mortality experience.

Expenses

Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization), increased $135 million, or 8%, to $1.8 billion for the year ended December 31, 2013 compared to $1.7 billion for the prior year primarily due to an increase in benefits, claims, losses and settlement expenses.

Distribution expenses increased $10 million, or 15%, to $77 million for the year ended December 31, 2013 compared to $67 million for the prior year driven by higher compensation related to higher sales.

Benefits, claims, losses and settlement expenses, which exclude the market impact on indexed universal life benefits (net of hedges), increased $106 million, or 9%, to $1.3 billion for the year ended December 31, 2013 compared to $1.1 billion for the prior year due to the impact of unlocking, higher expenses related to our auto and home business, an $8 million increase in disability income reserves in the second quarter of 2013 related to prior periods and a $9 million benefit from a life insurance reserve release in the prior year. The increase in expenses related to our auto and home business was driven by higher claim and claim adjustment expense reflecting the impact of growth in exposures due to a 29% increase in gross new policies and higher loss cost trends, partially offset by lower catastrophe losses. Auto and home catastrophe losses were $42 million in 2013 compared to $51 million in the prior year, including $20 million from Superstorm Sandy. Benefits, claims, losses and settlement expenses for the year ended December 31, 2013 included a $4 million benefit from unlocking compared to a $14 million benefit in the prior year. The primary driver of the unlocking impact in both periods was favorable mortality experience.

Amortization of DAC increased $8 million, or 7%, to $118 million for the year ended December 31, 2013 compared to $110 million for the prior year due to the impact of unlocking. The impact of unlocking was a $3 million benefit for the year ended December 31, 2013 compared to a $14 million benefit in the prior year. The primary driver of the unlocking impact in both periods was a lower mortality assumption.

Corporate & Other

Our Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment also includes revenues and expenses of CIEs, which are excluded on an operating basis.

The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Years Ended December 31,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$—	$(1)	$1	NM
Distribution fees	1	1	—	—%
Net investment income (loss)	(18)	9	(27)	NM
Other revenues	6	10	(4)	(40)
Total revenues	(11)	19	(30)	NM
Banking and deposit interest expense	—	(1)	1	NM
Total net revenues	(11)	20	(31)	NM
Expenses
Distribution expenses	1	—	1	NM
Interest and debt expense	123	94	29	31
General and administrative expense	210	196	14	7
Total expenses	334	290	44	15
Operating loss	$(345)	$(270)	$(75)	(28)%
NM Not Meaningful.

Our Corporate & Other segment pretax operating loss excludes net realized gains or losses, the impact of consolidating CIEs and restructuring charges. Our Corporate & Other segment pretax operating loss was $345 million for the year ended December 31, 2013 compared to $270 million for the prior year. Operating losses during the year ended December 31, 2013 included a loss of $31 million primarily due to how we offset accretion from an intercompany transfer of former bank assets. Approximately $23 million of this loss was reflected in net investment loss and approximately $8 million was reflected in general and administrative expense. The loss of $23 million in the Corporate & Other segment was offset by the associated incremental accretion income, primarily in the Annuities segment, that relates to the transfer of the bank assets and eliminates on a consolidated basis. Corporate & Other segment results also reflected $29 million of higher interest and debt expense compared to the prior year due to $19 million in costs related to the early retirement of $350 million of our senior notes due 2015, as well as higher interest expense due to the issuance of debt in 2013. General and administrative expense for the prior year included a $15 million benefit from a settlement with a third-party service provider.

Consolidated Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table presents our consolidated results of operations:

	Years Ended December 31,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$4,692	$4,537	$155	3%
Distribution fees	1,616	1,573	43	3
Net investment income	1,933	2,046	(113)	(6)
Premiums	1,223	1,220	3	—
Other revenues	795	863	(68)	(8)
Total revenues	10,259	10,239	20	—
Banking and deposit interest expense	42	47	(5)	(11)
Total net revenues	10,217	10,192	25	—
Expenses
Distribution expenses	2,698	2,559	139	5
Interest credited to fixed accounts	831	856	(25)	(3)
Benefits, claims, losses and settlement expenses	1,899	1,606	293	18
Amortization of deferred acquisition costs	286	397	(111)	(28)
Interest and debt expense	276	317	(41)	(13)
General and administrative expense	2,989	3,010	(21)	(1)
Total expenses	8,979	8,745	234	3
Income from continuing operations before income tax provision	1,238	1,447	(209)	(14)
Income tax provision	335	377	(42)	(11)
Income from continuing operations	903	1,070	(167)	(16)
Loss from discontinued operations, net of tax	(2)	(60)	58	97
Net income	901	1,010	(109)	(11)
Less: Net loss attributable to noncontrolling interests	(128)	(106)	(22)	(21)
Net income attributable to Ameriprise Financial	$1,029	$1,116	$(87)	(8)%

Overall

Income from continuing operations before income tax provision decreased $209 million, or 14%, compared to the prior year primarily reflecting the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the negative impact from spread compression in our interest sensitive product lines, partially offset by the impact of market appreciation. The prior year results included $40 million of additional investment income recognition (net of DAC and DSIC amortization) and a $27 million gain from an interest rate hedge. The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was a decrease to pretax earnings of $265 million for the year ended December 31, 2012, which included a $14 million negative impact associated with unlocking and model changes. This compares to a decrease of $62 million for the prior year, which included a $4 million negative impact associated with unlocking and model changes. The negative impact on earnings from spread compression in our interest sensitive product lines was approximately $90 million pretax for the year ended December 31, 2012 compared to the prior year. The market impact on DAC and DSIC was a benefit of $31 million for the year ended December 31, 2012 compared to an expense of $11 million for the prior year.

The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking and model changes for the years ended December 31:

Pretax Increase (Decrease)	2012	2011
	(in millions)
Other revenues	$(41)	$(20)

Benefits, claims, losses and settlement expenses	(28)	(40)
Amortization of DAC	23	38
Interest credited to fixed accounts	2	—
Total expenses	(3)	(2)
Total (1)	$(38)	$(18)
(1) Includes $14 million and $4 million of expense related to the market impact on variable annuity guaranteed benefits for the years ended December 31, 2012 and 2011, respectively.

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

Net investment income decreased $113 million, or 6%, compared to the prior year reflecting a $149 million decrease in investment income on fixed maturity securities, partially offset by a $19 million increase in net investment income of CIEs. The decrease in investment income on fixed maturity securities was primarily due to low interest rates and $43 million of additional bond discount accretion investment income in 2011 related to prior periods resulting from revisions to the accounting classification of certain structured securities.

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

Benefits, claims, losses and settlement expenses increased $293 million, or 18%, to $1.9 billion for the year ended December 31, 2012 compared to $1.6 billion for the prior year primarily reflecting the following items:

•
The year ended December 31, 2012 included a $28 million benefit from unlocking and model changes, which included an $18 million expense related to the market impact on variable annuity guaranteed benefits, and the prior year included a $40 million benefit, which included a $4 million expense related to the market impact on variable annuity guaranteed benefits. The market impact on variable annuity guaranteed benefits is discussed below. The impact from unlocking and model changes for the year ended December 31, 2012 reflected a $50 million benefit from an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods, partially offset by lower bond fund returns related to the life contingent benefits associated with GMWB. The impact from unlocking and model changes for the prior year primarily reflected a positive impact from enhancements made to the valuation of variable annuities with living benefits.

•
An increase in expenses related to our auto and home business driven by increased claim and claim adjustment expense reflecting the increase in net unfavorable prior year reserve development, higher catastrophe losses and growth in exposures due to a 16% increase in gross new policies. Auto and home catastrophe losses were $51 million in 2012, including $20 million from Superstorm Sandy, compared to $45 million in the prior year.

•	An increase in expenses of approximately $39 million related to higher reserve funding driven by the impact of higher fees from prior year sales with variable annuity guarantees.

•	A $9 million benefit from a life insurance reserve release in 2012.

•
The market impact on DSIC was a benefit of $7 million in 2012 compared to an expense of $2 million in 2011 as a result of favorable equity and bond fund returns in 2012 compared to unfavorable equity markets in 2011.

•	A $425 million increase in expense compared to the prior year from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits.

•
A $159 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. The $159 million decrease was the result of a favorable $2.4 billion change in the market impact on variable annuity guaranteed living benefits reserves, partially offset by an unfavorable $2.2 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:

•
Unhedged items including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items were a net favorable impact compared to the prior year.

•
Interest rates were down in 2012 and 2011 resulting in an unfavorable change in hedge assets because the 2012 hedge gain was lower than the 2011 hedge gain, partially offset by a favorable change in the variable annuity guaranteed living benefits liability year over year.

•
Equity market and volatility impacts on the variable annuity guaranteed benefits liability were a favorable impact in 2012 versus an expense in 2011, offset by the year over year corresponding hedge assets result.

Amortization of DAC decreased $111 million, or 28%, compared to the prior year primarily reflecting the following items:

•
Amortization of DAC for 2012 included a $23 million expense from unlocking and model changes, which included a $4 million benefit related to the DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), primarily reflecting spread compression and lower bond fund growth rates, partially offset by a benefit from improved persistency and lowered mortality assumption. The impact of unlocking and model changes for 2012 included a $9 million expense for the DAC offset to the adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods. Amortization of DAC for 2011 included a $38 million expense from unlocking and model changes primarily driven by spread compression, partially offset by a benefit from improved policyholder persistency.

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was a benefit of $69 million in 2012 compared to a benefit of $5 million in 2011.

•
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

In the fourth quarter of 2012, we recorded a $16 million decrease to tax expense for an out-of-period correction related to the review of our deferred tax balance. In the second quarter of 2012, we recorded a $32 million increase to tax expense for an out-of-period correction of a tax item related to securities lending activities. See Note 1 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Results of Operations by Segment

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Operating earnings should not be viewed as a substitute for GAAP income from continuing operations before income tax provision. We believe the presentation of segment operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 26 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of operating earnings.

The following table presents summary financial information by segment:

	Years Ended December 31,
	2012	2011
	(in millions)
Advice & Wealth Management
Net revenues	$3,873	$3,713
Expenses	3,430	3,307
Operating earnings	$443	$406
Asset Management
Net revenues	$2,891	$2,897
Expenses	2,334	2,369
Operating earnings	$557	$528
Annuities
Net revenues	$2,524	$2,630
Expenses	1,957	2,005
Operating earnings	$567	$625
Protection
Net revenues	$2,088	$2,069
Expenses	1,690	1,683
Operating earnings	$398	$386
Corporate & Other
Net revenues	$20	$3
Expenses	290	244
Operating loss	$(270)	$(241)

The following table presents the segment pretax operating impacts on our revenues and expenses attributable to unlocking and model changes:

	Years Ended December 31,
	2012		2011
Segment Pretax Operating Increase (Decrease)	Annuities	Protection	Annuities	Protection
	(in millions)
Other revenues	$—	$(41)	$—	$(20)

Benefits, claims, losses and settlement expenses	(32)	(14)	(40)	(4)
Amortization of DAC	41	(14)	39	(1)
Interest credited to fixed accounts	2	—	—	—
Total expenses	11	(28)	(1)	(5)
Total	$(11)	$(13)	$1	$(15)

Advice & Wealth Management

The following table presents the changes in wrap account assets and average balances for the years ended December 31:

	2012	2011
	(in billions)
Beginning balance	$103.4	$97.5
Net flows	9.6	7.3
Market appreciation (depreciation) and other	11.6	(1.4)
Ending balance	$124.6	$103.4
Average balance (1)	$115.0	$102.7
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

Wrap account assets increased $21.2 billion, or 21%, during the year ended December 31, 2012 due to net inflows of $9.6 billion and market appreciation and other of $11.6 billion. Average wrap account assets increased $12.3 billion, or 12%, compared to the prior year due to net inflows and market appreciation.

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

Management and financial advice fees increased $147 million, or 9%, to $1.7 billion for the year ended December 31, 2012 compared to $1.6 billion for the prior year driven by growth in wrap account assets. Average wrap account assets increased $12.3 billion, or 12%, to $115.0 billion for the year ended December 31, 2012 compared to the prior year due to net inflows and market appreciation. See our discussion of the changes in wrap account assets above.

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

Asset Management

In aggregate, we voluntarily waived fees to the Funds of $11 million and $14 million for the years ended December 31, 2012 and 2011, respectively. See our discussion on fee waivers within our Asset Management Results of Operations for the year ended December 31, 2013.

The following table presents ending balances and average managed assets:

					Average(1)
	December 31,				December 31,
	2012	2011	Change		2012	2011	Change
	(in billions)
Columbia managed assets	$330.4	$326.1	$4.3	1%	$335.8	$351.2	$(15.4)	(4)%
Threadneedle managed assets	127.8	113.6	14.2	13	120.9	108.3	12.6	12
Less: Sub-advised eliminations	(2.8)	(4.2)	1.4	33	(3.4)	(4.6)	1.2	26
Total managed assets	$455.4	$435.5	$19.9	5%	$453.3	$454.9	$(1.6)	—%
(1) Average ending balances are calculated using an average of prior period’s ending balance and all months in the current period.

The following table presents managed asset net flows:

	Years Ended December 31,
	2012	2011	Change
	(in billions)
Columbia managed asset net flows	$(18.6)	$(16.7)	$(1.9)	(11)%
Threadneedle managed asset net flows (1)	(1.9)	10.6	(12.5)	NM
Less: Sub-advised eliminations (1)	1.8	(0.8)	2.6	NM
Total managed asset net flows	$(18.7)	$(6.9)	$(11.8)	NM
NM  Not Meaningful.
(1) Threadneedle net flows in Q2 2012 included $1.2 billion of outflows primarily due to a change in subadvisory relationship between Threadneedle and Columbia. These outflows are eliminated at the segment level.

The following table presents managed asset by type:

					Average(1)
	December 31,				December 31,
	2012	2011	Change		2012	2011	Change
	(in billions)
Equity	$224.1	$209.9	$14.2	7%	$220.5	$233.9	$(13.4)	(6)%
Fixed income	205.2	196.5	8.7	4	204.9	191.4	13.5	7
Money market	6.5	7.5	(1.0)	(13)	7.0	6.6	0.4	6
Alternative	6.7	9.3	(2.6)	(28)	8.3	10.5	(2.2)	(21)
Hybrid and other	12.9	12.3	0.6	5	12.6	12.5	0.1	1
Total managed assets by type	$455.4	$435.5	$19.9	5%	$453.3	$454.9	$(1.6)	—%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

The following tables present the changes in Columbia and Threadneedle managed assets:

	Years Ended December 31,
	2012	2011
	(in billions)
Columbia Managed Assets Rollforward
Retail Funds
Beginning assets	$204.8	$218.5
Mutual fund inflows	38.2	39.2
Mutual fund outflows	(53.6)	(48.6)
Net VP/VIT fund flows	—	1.6
Net new flows	(15.4)	(7.8)
Reinvested dividends	6.0	4.7
Net flows	(9.4)	(3.1)
Distributions	(7.5)	(6.2)
Market appreciation (depreciation) and other (1)	28.4	(4.4)
Total ending assets	216.3	204.8

Institutional
Beginning assets	73.3	89.4
Inflows	17.5	18.4
Outflows	(24.0)	(30.2)
Net flows	(6.5)	(11.8)
Market appreciation (depreciation) and other (2)	5.6	(4.3)
Total ending assets	72.4	73.3

Alternative
Beginning assets	8.1	10.0
Inflows	0.7	0.5
Outflows	(3.4)	(2.3)
Net flows	(2.7)	(1.8)
Market appreciation (depreciation) and other	0.3	(0.1)
Total ending assets	5.7	8.1
Affiliated General Account Assets	36.1	40.0
Other and Eliminations	(0.1)	(0.1)
Total Columbia managed assets	$330.4	$326.1
Total Columbia net flows	$(18.6)	$(16.7)
(1) Included in Market appreciation (depreciation) and other in Q2 2012 are $3 billion due to the transfer of Active Diversified Portfolio assets from non-proprietary to proprietary funds.
(2) Included in Market appreciation (depreciation) and other in Q4 2011 are ($4.7) billion due to the transfer of assets from Separately Managed Accounts (SMAs) to Unified Managed Accounts (UMAs).

	Years Ended December 31,
	2012	2011
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$31.8	$33.4
Mutual fund inflows	16.0	17.1
Mutual fund outflows (2)	(13.8)	(16.5)
Net new flows	2.2	0.6
Reinvested dividends	0.1	0.2
Net flows	2.3	0.8
Distributions	(0.5)	(0.6)
Market appreciation (depreciation)	3.2	(2.4)
Foreign currency translation (1)	1.6	(0.2)
Other	0.7	0.8
Total ending assets	39.1	31.8

Institutional
Beginning assets	80.6	70.9
Inflows	9.1	21.7
Outflows	(13.2)	(11.7)
Net flows	(4.1)	10.0
Market appreciation (depreciation)	4.9	(1.9)
Foreign currency translation (1)	3.7	(0.4)
Other	2.5	2.0
Total ending assets	87.6	80.6

Alternative
Beginning assets	1.2	1.3
Inflows	0.1	0.3
Outflows	(0.2)	(0.5)
Net flows	(0.1)	(0.2)
Market depreciation	—	(0.1)
Other	—	0.2
Total ending assets	1.1	1.2
Total Threadneedle managed assets	$127.8	$113.6
Total Threadneedle net flows	$(1.9)	$10.6
(1) Amounts represent British Pound to US dollar conversion.
(2) Retail fund outflows in Q2 2012 included $1.2 billion due to a change in subadvisory relationship between Threadneedle and Columbia. These outflows are eliminated at the segment level.

Total segment AUM increased $19.9 billion, or 5%, during the year ended December 31, 2012 due to an increase in both Columbia and Threadneedle managed assets.

Columbia managed assets increased $4.3 billion, or 1%, in 2012 due to market appreciation, partially offset by net outflows. Columbia retail funds increased $11.5 billion, or 6%, in 2012 due to market appreciation, partially offset by net outflows. Columbia retail fund net outflows of $9.4 billion in 2012 included $4.2 billion of previously announced outflows in former parent company portfolios, $2.1 billion of outflows in New York 529 program assets, $2.6 billion of outflows in our Value and Restructuring fund where there was a manager retirement in 2012 and $2.8 billion of outflows with a third-party sub-advisor. In retail mutual funds, we saw similar trends to others in the industry including activity in the last part of 2012 influenced by investors’ desire to lock in capital gains ahead of an anticipated increase in the capital gains tax rate, economic uncertainty and continued allocation away from actively managed equities.

Columbia institutional AUM decreased $0.9 billion, or 1%, in 2012 due to net outflows, partially offset by market appreciation. Columbia institutional net outflows of $6.5 billion in 2012 included $2.1 billion of previously announced outflows in former parent company portfolios, as well as $0.7 billion of outflows related to a large institutional client and $0.5 billion of outflows in our Value and Restructuring strategy. We also saw a few institutional clients change their investment objectives or make changes to re-balance their portfolios which contributed to outflows in the fourth quarter of 2012.

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

Average segment AUM was essentially flat compared to the prior year as market appreciation was offset by net outflows.

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

Management and financial advice fees decreased $14 million, or 1%, to $2.4 billion for the year ended December 31, 2012 compared to the prior year primarily due to net outflows and the impact of the industry shift in flows from equity to fixed income, which has a lower fee structure, and a $9 million gain on the liquidation of a CDO in the prior year, partially offset by equity market appreciation and a $36 million increase in performance fees. Average assets under management was essentially flat compared to the prior year as market appreciation was offset by net outflows. See our discussion above on the changes in assets under management.

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
NM Not Meaningful.

Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), decreased $58 million, or 9%, to $567 million for the year ended December 31, 2012 compared to $625 million for the prior year primarily due to a decline in net investment income and an unfavorable impact from unlocking and model changes, partially offset by the market impact on DAC and DSIC, lower interest credited to fixed accounts and higher fee revenues. Results for 2011 included $34 million of additional bond discount accretion investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities, net of DAC and DSIC amortization. The impact of unlocking and model changes was a decrease to pretax operating income of $11 million in 2012 compared to an increase of $1 million in the prior year. The impact of unlocking and model changes for 2012 included a $43 million benefit, net of DAC and DSIC amortization, from an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods. This revision aligns the model to more accurately reflect best estimate assumptions for living benefit utilization going forward. The market impact on DAC and DSIC was a benefit of $29 million in 2012 compared to an expense of $10 million in the prior year.

RiverSource variable annuity account balances increased 9% to $68.1 billion at December 31, 2012 compared to the prior year driven by market appreciation. Variable annuity net outflows of $457 million in 2012 reflected the closed book of annuities previously sold through third parties and $511 million of net inflows in the Ameriprise channel. RiverSource fixed annuity account balances declined 3% to $13.8 billion due to net outflows given the interest rate environment.

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

Expenses

Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) decreased $48 million, or 2%, to $2.0 billion for the year ended December 31, 2012 compared to the prior year primarily due to a decrease in expenses from lower sales and the market impact on DAC and DSIC, partially offset by the impact of unlocking and model changes.

Interest credited to fixed accounts decreased $26 million, or 4%, to $688 million for the year ended December 31, 2012 compared to $714 million for the prior year driven by a lower average crediting rate on interest sensitive fixed annuities and lower average fixed annuity account balances. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.6% for the year ended December 31, 2012 compared to 3.7% for the prior year. Average fixed annuities contract accumulation values decreased $234 million, or 2%, to $14.0 billion for the year ended December 31, 2012 compared to the prior year due to outflows. Fixed annuities remained in net outflows due to low client demand given the interest rate environment.

Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), increased $14 million, or 3%, to $419 million for the year ended December 31, 2012 compared to $405 million for the prior year primarily due to the impact of unlocking and model changes, as well as higher reserve funding related to higher fees from variable annuity guarantees, partially offset by the market impact to DSIC and lower reserve increases resulting from lower sales of immediate annuities with life contingencies. Benefits, claims, losses and settlement expenses in 2012 included a $32 million benefit from unlocking and model changes primarily reflecting a $53 million benefit from an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods, partially offset by lower bond fund returns related to liabilities for the life contingent benefits associated with GMWB. Benefits, claims, losses and settlement expenses in 2011 included a $40 million benefit from unlocking and model changes, primarily reflecting a positive impact from enhancements made to the valuation of variable annuities with living benefits. The market impact to DSIC was a benefit of $7 million in 2012 compared to an expense of $2 million in the prior year as a result of favorable equity and bond fund returns in 2012 compared to unfavorable equity markets in 2011.

Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), decreased $35 million, or 13%, to $229 million for the year ended December 31, 2012 compared to $264 million for the prior year primarily due to the market impact on DAC. The market impact on DAC was a benefit of $22 million in 2012 compared to an expense of $8 million in the prior year as a result of favorable equity and bond fund returns in 2012 compared to unfavorable equity markets in 2011. Amortization of DAC in 2012 included a $41 million expense from unlocking and model changes, primarily reflecting spread compression and lower bond fund growth rates, partially offset by a benefit from improved policyholder persistency. The impact of unlocking and model changes for 2012 included a $10 million expense for the DAC offset to the adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods. Amortization of DAC in 2011 included a $39 million expense from unlocking and model changes primarily driven by spread compression, partially offset by a benefit from improved policyholder persistency.

Protection

The following table presents the results of operations of our Protection segment on an operating basis:

	Years Ended December 31,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$55	$56	$(1)	(2)%
Distribution fees	91	95	(4)	(4)
Net investment income	430	426	4	1
Premiums	1,121	1,076	45	4
Other revenues	392	417	(25)	(6)
Total revenues	2,089	2,070	19	1
Banking and deposit interest expense	1	1	—	—
Total net revenues	2,088	2,069	19	1
Expenses
Distribution expenses	67	62	5	8
Interest credited to fixed accounts	143	142	1	1
Benefits, claims, losses and settlement expenses	1,146	1,134	12	1
Amortization of deferred acquisition costs	110	119	(9)	(8)
General and administrative expense	224	226	(2)	(1)
Total expenses	1,690	1,683	7	—
Operating earnings	$398	$386	$12	3%

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

Benefits, claims, losses and settlement expenses increased $12 million, or 1%, to $1.1 billion for the year ended December 31, 2012 compared to the prior year due to higher expenses related to our auto and home business, partially offset by a $14 million benefit from unlocking and model changes in 2012 primarily due to favorable mortality experience compared to a $4 million benefit in the prior year, as well as a $9 million benefit from a life insurance reserve release in 2012. Benefits, claims, losses and settlement expenses related to our auto and home business increased $28 million compared to the prior year primarily driven by increased claim and claim adjustment expense reflecting the increase in net unfavorable prior year reserve development, higher catastrophe losses and growth in exposures due to a 16% increase in gross new policies. Auto and home catastrophe losses in 2012 were $51 million, including $20 million from Superstorm Sandy, compared to $45 million in 2011.

Amortization of DAC decreased $9 million, or 8%, to $110 million for the year ended December 31, 2012 compared to $119 million for the prior year due to a $14 million benefit from unlocking and model changes in 2012 primarily due to lowered mortality assumption compared to a $1 million benefit in the prior year.

Corporate & Other

The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Years Ended December 31,
	2012	2011	Change
	(in millions)
Revenues
Management and financial advice fees	$(1)	$(1)	$—	—%
Distribution fees	1	—	1	NM
Net investment income (loss)	9	(27)	36	NM
Other revenues	10	30	(20)	(67)
Total revenues	19	2	17	NM
Banking and deposit interest expense	(1)	(1)	—	—
Total net revenues	20	3	17	NM
Expenses
Distribution expenses	—	1	(1)	NM
Interest and debt expense	94	95	(1)	(1)
General and administrative expense	196	148	48	32
Total expenses	290	244	46	19
Operating loss	$(270)	$(241)	$(29)	(12)%
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

The following table presents, as of December 31, 2013, our non-agency residential mortgage backed securities backed by sub-prime, Alt-A or prime mortgage loans:

	Investment Grade		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Sub-prime	(in millions)
Original securitizations	$47	$47	$33	$28	$80	$75
Re-Remic(1)	2	2	—	—	2	2
Total Sub-prime	$49	$49	$33	$28	$82	$77
Alt-A
Original securitizations	$64	$69	$296	$261	$360	$330
Re-Remic(1)	360	357	—	—	360	357
Total Alt-A	$424	$426	$296	$261	$720	$687
Prime
Original securitizations	$180	$184	$279	$280	$459	$464
Re-Remic(1)	1,514	1,553	20	26	1,534	1,579
Total Prime	$1,694	$1,737	$299	$306	$1,993	$2,043
Grand Total	$2,167	$2,212	$628	$595	$2,795	$2,807
(1) Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement has been increased through the Re-Remic process on the securities we own.

European Exposure
The following table presents, as of December 31, 2013, our exposure to European debt by country segregated between sovereign and non-sovereign (financial and non-financial corporate debt) exposure:

	Sovereign		Financials		Non-Financials		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	% of Invested Assets (1)
	(in millions, except percentages)
Greece	$—	$—	$—	$—	$—	$—	$—	$—	—%
Italy	—	—	—	—	48	48	48	48	0.1
Ireland	—	—	—	—	34	31	34	31	0.1
Portugal	—	—	—	—	—	—	—	—	—
Spain	—	—	—	—	173	181	173	181	0.5
Subtotal	—	—	—	—	255	260	255	260	0.7
Other European exposure	43	47	198	205	1,299	1,347	1,540	1,599	4.2
Total	$43	$47	$198	$205	$1,554	$1,607	$1,795	$1,859	4.9%
(1) Invested assets include cash and cash equivalents and investments.

The non-financial corporate debt holdings in Italy, Ireland and Spain are primarily in utilities/telecommunications. The non-financial corporate debt holdings in other European countries are multinational companies concentrated in utilities and non-cyclical industrials. We have no exposure to deeply subordinated instruments. We do not hedge our European exposure and we have no unfunded commitments related to our European debt holdings as of December 31, 2013.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders and indexed universal life insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2013. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $81 million, net of DAC, DSIC and unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on December 31, 2013 credit spreads.

Liquidity and Capital Resources

Overview

We maintained substantial liquidity during the year ended December 31, 2013. At December 31, 2013, we had $2.6 billion in cash and cash equivalents compared to $2.4 billion at December 31, 2012. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that expires in September 2018. Under the terms of the underlying credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At December 31, 2013, we had no outstanding borrowings under this credit facility and had $2 million of outstanding letters of credit. Our junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at December 31, 2013.

In September 2013, we issued $600 million of 4.00% senior notes due 2023. In November 2013, we used a portion of the proceeds to redeem $350 million par amount of our 5.65% senior notes due 2015. We recorded a net pretax loss of $19 million on the redemption of the notes in the fourth quarter of 2013. In November 2013, we issued an additional $150 million of 4.00% senior notes due 2023. We expect to use the proceeds from these debt issuances for general corporate purposes, which may include the additional repayment of our 5.65% senior notes due 2015 and/or our 7.75% senior notes due 2039. For further information on the issuance and redemption of debt, see Note 13 to our Consolidated Financial Statements.

We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk from higher levels of expected annuity net cash flows. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at December 31, 2013 and 2012 was $50 million and $501 million, respectively, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. As of December 31, 2013, we had $450 million of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities. We had no borrowings from the FHLB as of December 31, 2012. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

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

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	December 31,		December 31,
	2013	2012	2013	2012
	(in millions)
RiverSource Life(1)(2)	$2,747	$3,257	$591	$620
RiverSource Life of NY(1)(2)	251	256	49	44
IDS Property Casualty(1)(3)	531	462	177	160
Ameriprise Insurance Company(1)(3)	44	43	2	2
ACC(4)(5)	230	204	215	187
Threadneedle(6)	257	183	158	156
Ameriprise National Trust Bank(7)	19	142	10	14
AFSI(3)(4)	78	88	2	2
Ameriprise Captive Insurance Company(3)	62	59	11	12
Ameriprise Trust Company(3)	58	48	56	47
AEIS(3)(4)	100	114	44	39
RiverSource Distributors, Inc.(3)(4)	23	25	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	23	29	#	#

#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis.
(2) Regulatory capital requirement is based on the statutory risk-based capital filing.
(3) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of December 31, 2013 and 2012.
(4) Actual capital is determined on an adjusted GAAP basis.
(5) ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.
(6) Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The actual capital and the regulatory capital requirements at December 31, 2013 represent actual capital at December 31, 2013 and management’s assessment at September 30, 2013 of the risk based requirements, as specified by FCA regulations.
(7) In January 2013, we completed the conversion of our federal savings bank subsidiary, Ameriprise Bank, FSB, to a limited powers national trust bank, which conversion included changing the name of this subsidiary to Ameriprise National Trust Bank. As of December 31, 2013 and 2012, this subsidiary was required to maintain capital in compliance with the Office of the Comptroller of the Currency (“OCC”) regulations and policies.

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

During the year ended December 31, 2013, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.6 billion (including $800 million from RiverSource Life and $130 million from Ameriprise Bank) and contributed cash to its subsidiaries of $106 million. During the year ended December 31, 2012, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.7 billion (including $865 million from RiverSource Life and $250 million from Ameriprise Bank) and contributed cash to its subsidiaries of $131 million.

The following table presents the dividends that could have been paid within the limitations of the applicable regulatory authorities for each of the years ended December 31. Dividends in excess of these amounts required advance notice to the applicable regulatory authorities as further described in the footnotes to the table.

	2013	2012	2011
	(in millions)
RiverSource Life(1)	$580	$268	$1,200
ACC(2)	15	—	70
Columbia Management Investment Advisers, LLC	506	255	295
Columbia Management Investment Services Corporation	14	9	5
Threadneedle	174	120	82
Ameriprise Trust Company	2	—	1
IDS Property Casualty(3)	22	38	40
Ameriprise Captive Insurance Company	50	47	27
RiverSource Distributors, Inc.	23	26	26
AMPF Holding Corporation	473	461	334
Total dividend capacity	$1,859	$1,224	$2,080
(1) RiverSource Life dividends in excess of statutory unassigned funds require advance notice to the Minnesota Department of Commerce, RiverSource Life’s primary regulator, and are subject to potential disapproval. In addition, dividends whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (1) the previous year’s statutory net gain from operations or (2) 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. For dividends exceeding these thresholds, RiverSource Life provided notice to the Minnesota Department of Commerce and received responses indicating that it did not object to the payment of these dividends.
(2) The dividend capacity for ACC is based on capital held in excess of regulatory requirements.
(3) The dividend capacity for IDS Property Casualty is based on the lesser of (1) 10% of the previous year-end capital and surplus or (2) the greater of (a) net income (excluding realized gains) of the previous year or (b) the aggregate net income of the previous three years excluding realized gains less any dividends paid within the first two years of the three-year period. Dividends that, together with the amount of other distributions made within the preceding 12 months, exceed this statutory limitation are referred to as “extraordinary dividends” and require advance notice to the Office of the Commissioner of Insurance of the State of Wisconsin, the primary state regulator of IDS Property Casualty, and are subject to potential disapproval.

The following table presents the cash dividends paid or return of capital to the parent holding company, net of cash capital contributions made by the parent holding company for the following subsidiaries for the years ended December 31:

	2013	2012	2011
	(in millions)
RiverSource Life(1)	$800	$865	$750
Ameriprise Bank, FSB(2)	130	213	(71)
ACC	(10)	(26)	57
Columbia Management Investment Advisers, LLC	280	170	250
Columbia Management Investment Services Corporation	10	—	—
Threadneedle	73	94	34
Ameriprise Trust Company	(8)	(4)	(3)
Securities America Financial Corporation(3)	—	—	(10)
IDS Property Casualty	(50)	—	—
Ameriprise Holdings, Inc.	—	23	—
Ameriprise Advisor Capital, LLC	(37)	(50)	(44)
RiverSource Distributors, Inc.	—	2	—
AMPF Holding Corporation	340	295	140
Total	$1,528	$1,582	$1,103
(1) In addition, during the year ended December 31, 2011, RiverSource Life paid an $850 million dividend to the parent holding company consisting of high-quality, short-duration securities.
(2) In January 2013, we completed the conversion of our federal savings bank subsidiary, Ameriprise Bank, FSB, to a limited powers national trust bank. In connection with the discontinuance of the Ameriprise Bank’s deposit-taking and lending activities and its conversion to a limited powers trust bank, we applied for and received approval from the OCC and the Federal Reserve System for the Bank to pay to the parent holding company a dividend of $250 million, which was paid in the fourth quarter of 2012. Ameriprise Bank paid an additional $130 million dividend in January 2013 upon final approval to convert Ameriprise Bank, FSB to Ameriprise National Trust Bank.
(3) Securities America was sold in the fourth quarter of 2011.

Dividends Paid to Shareholders and Share Repurchases

We paid regular quarterly dividends to our shareholders totaling $411 million and $314 million for the years ended December 31, 2013 and 2012, respectively. On February 4, 2014, we announced a quarterly dividend of $0.52 per common share. The dividend will be paid on February 28, 2014 to our shareholders of record at the close of business on February 14, 2014.

On October 24, 2012, we announced that our Board of Directors authorized an expenditure of up to an additional $2.0 billion for the repurchase of shares of our common stock through 2014. As of December 31, 2013, we had $649 million remaining under this share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the year ended December 31, 2013, we repurchased a total of 17.8 million shares of our common stock at an average price of $83.06 per share.

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

Operating Activities

Net cash provided by operating activities decreased $141 million to $1.4 billion for the year ended December 31, 2013 compared to $1.5 billion for the prior year primarily reflecting higher income taxes paid, a decrease in cash related to brokerage deposits and cash flow changes related to CIEs, partially offset by an increase in cash related to changes in restricted and segregated cash and investments. In addition, cash activity related to our freestanding derivatives and related collateral resulted in an increase in cash compared to the prior year. Income taxes paid, net increased $174 million compared to the prior year primarily due to higher income, as well as lower tax refunds attributable to prior years. Cash related to changes in restricted and segregated cash and investments increased $777 million compared to the prior year, which was partially offset by a $620 million decrease in cash related to changes in brokerage deposits. Cash outflows related to investment properties of CIEs and other operating assets and liabilities of CIEs, net increased $588 million compared to the prior year primarily due to higher purchases of investment properties, which was partially offset by a $283 million increase in cash related to changes in cash held by CIEs compared to the prior year.

Net cash provided by operating activities decreased $673 million to $1.5 billion for the year ended December 31, 2012 compared to $2.2 billion for the prior year driven by the change in net cash collateral held related to derivative instruments, partially offset by lower income taxes paid compared to the prior year. Operating cash decreased $418 million in 2012 due to a decrease in net cash collateral held related to derivative instruments compared to an increase of $738 million in the prior year due to the change in market value of our net over-the-counter derivatives after master netting arrangements. See Note 16 to our Consolidated Financial Statements for further information on our derivative instruments and collateral arrangements. Income taxes paid, net decreased $153 million for the year ended December 31, 2012 compared to the prior year primarily due to a tax refund received in 2012 resulting from an overpayment of taxes in 2011. In addition, operating cash flows increased compared to the prior year due to higher fee income, partially offset by higher distribution expenses, as well as changes in payables and receivables primarily driven by timing of settlements.

Investing Activities

Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.

Net cash used in investing activities was $802 million for the year ended December 31, 2013 compared to net cash provided by investing activities of $4.4 billion for the prior year. The decrease in cash of $5.2 billion compared to the prior year was primarily due to a $823 million increase in purchases of Available-for-Sale securities, a $3.3 billion decrease in proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities and a $1.5 billion increase in purchases of investments by consolidated investment entities, partially offset by a $288 million increase in proceeds from sales, maturities and repayments of investments by consolidated investment entities.

Net cash provided by investing activities was $4.4 billion for the year ended December 31, 2012 compared to net cash used in investing activities of $1.1 billion for the prior year. The increase in cash of $5.5 billion compared to the prior year was primarily due to a $2.3 billion decrease in purchases of Available-for-Sale securities and a $2.6 billion increase in proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities driven by the liquidation of the majority of Ameriprise Bank’s investment portfolio in 2012, as well as a $326 million increase in cash resulting from lower funding and purchase of mortgage loans in 2012 and a $225 million increase in cash from changes in credit card receivables, which were sold to Barclays in 2012. See our discussion of the conversion of Ameriprise Bank to a limited powers national trust bank in our Results of Operations section above.

Financing Activities

Net cash used in financing activities decreased $6.0 billion to $306 million for the year ended December 31, 2013 compared to $6.3 billion for the prior year. Cash flows for the prior year included a $4.6 billion decrease from the net change in other banking deposits reflecting the liquidation of banking deposits related to the Ameriprise Bank transition. Cash proceeds from issuance of debt, net of issuance costs, was $744 million for the year ended December 31, 2013 compared to none in the prior year. These increases in cash were offset by $350 million of cash used to redeem senior notes due November 2015. Cash outflows for dividends paid to shareholders increased $96 million compared to the prior year. Cash used for the repurchase of common stock, which includes stock repurchases and shares surrendered to cover income tax obligations of holders of share-based compensation awards, increased $202 million compared to the prior year. Cash flows related to CIEs increased $1.5 billion compared to the prior year primarily due to issuance of additional CIE debt.

Net cash used in financing activities increased $5.2 billion to $6.3 billion for the year ended December 31, 2012 compared to $1.1 billion for the prior year primarily due to a $5.8 billion decrease in cash from changes in other banking deposits, partially offset by a $937 million increase in cash from changes in investment certificates and banking time deposits driven by higher proceeds from investment certificates. Net cash outflows from changes in other banking deposits were $4.6 billion in 2012 reflecting the liquidation of banking deposits related to the Ameriprise Bank transition. Net cash inflows from changes in other banking deposits were $1.2 billion in 2011 as banking deposits were higher to support growth in consumer bank loans. Cash used for the repurchase of common stock decreased $114 million compared to the prior year, which was offset by a $112 million decrease in cash from changes in short-term borrowings compared to the prior year. Cash used for dividends paid to shareholders increased $93 million compared to the prior year.

Contractual Commitments

The contractual obligations identified in the table below include both our on and off-balance sheet transactions that represent material expected or contractually committed future obligations. Payments due by period as of December 31, 2013 were as follows:

	Total	2014	2015 - 2016	2017 - 2018	2019 and Thereafter
	(in millions)
Balance Sheet
Long-term debt(1)	$2,644	$—	$350	$—	$2,294
Insurance and annuities(2)	39,849	3,009	6,166	4,568	26,106
Investment certificates(3)	3,984	3,827	157	—	—
Deferred premium options(4)	2,069	378	654	436	601
Affordable housing partnerships(5)	137	73	59	1	4
Off-Balance Sheet
Lease obligations	425	84	141	112	88
Purchase obligations(6)	1,248	264	374	301	309
Interest on long-term debt(7)	2,171	141	260	242	1,528
Total	$52,527	$7,776	$8,161	$5,660	$30,930

(1)	See Note 13 to our Consolidated Financial Statements for more information about our long-term debt.

(2)
These scheduled payments are represented by reserves of approximately $29.0 billion at December 31, 2013 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. Actual payment obligations may differ if experience varies from these assumptions. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.

(3)
The payments due by year are based on contractual term maturities. However, contractholders have the right to redeem the investment certificates earlier and at their discretion subject to surrender charges, if any. Redemptions are most likely to occur in periods of substantial increases in interest rates.

(4)
The fair value of these commitments included on the Consolidated Balance Sheets was $2.0 billion as of December 31, 2013. See Note 16 to our Consolidated Financial Statements for more information about our deferred premium options.

(5)
Affordable housing partnership commitments are related to investments in low income housing tax credit partnerships. Call dates for the obligations presented are either date or event specific. For date specific obligations, we are required to fund a specific amount on a stated date provided there are no defaults under the agreement. For event specific obligations, we are required to fund a specific amount of its capital commitment when properties in a fund become fully stabilized. For event specific obligations, the estimated call date of these commitments is used in the table above.

(6)
Purchase obligations include the minimum contractual amounts by period under contracts that were in effect at December 31, 2013. Many of the purchase agreements giving rise to these purchase obligations include termination clauses that may require payment of termination fees if the agreements are terminated by us without cause prior to their stated expiration; however, the table reflects the amounts to be paid assuming the contracts are not terminated.

(7)	Interest on debt was estimated based on rates in effect as of December 31, 2013.

In addition to the contractual commitments outlined in the table above, we periodically fund the employees’ defined benefit plans. We contributed $48 million and $45 million in 2013 and 2012, respectively, to our pension plans. In 2014, we expect to contribute $47 million to our pension plans and $2 million to our defined benefit postretirement plans. See Note 22 to our Consolidated Financial Statements for additional information.

Total loan funding commitments, which are not included in the table above due to uncertainty with respect to timing of future cash flows, were $617 million at December 31, 2013.

For additional information relating to these contractual commitments, see Note 23 to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We provide asset management services to various collateralized debt obligations and other investment products, which are sponsored by us for the investment of client assets in the normal course of business. Certain of these investment entities are considered to be variable interest entities while others are considered to be voting rights entities. We consolidate certain of these investment entities. For entities that we do not consolidate, our maximum exposure to loss is our investment in the entity, which was not material as of December 31, 2013. We have no obligation to provide further financial or other support to these structured investments nor have we provided any support to these structured investments. See Note 3 to our Consolidated Financial Statements for additional information on our arrangements with structured investments.

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

•
experience deviations from the Company’s assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products, or from assumptions regarding market returns assumed in valuing or unlocking DAC and DSIC or market volatility underlying the Company’s valuation and hedging of guaranteed benefit annuity riders; or from assumptions regarding anticipated claims and losses relating to the Company’s automobile and home insurance products;

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

In 2013, we established a macro hedge program which uses a combination of options and/or swaps to provide protection against the statutory tail scenario risk arising from variable annuity reserves on our statutory surplus. The program also covers some of the residual risks not covered by other hedging activities. We assess this residual risk under a range of scenarios in creating and executing the macro hedge program. The macro hedge program could result in additional earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory capital volatility, may not be closely aligned to changes in the variable annuity guaranty embedded derivatives.

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

The following tables present our estimate of the impact on pretax income from these hypothetical market movements as of December 31, 2013:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(243)	$6	$(237)
DAC and DSIC amortization (2) (3)	(87)	—	(87)
Variable annuity riders:
GMDB and GMIB (3)	(78)	—	(78)
GMWB	(145)	135	(10)
GMAB	(34)	31	(3)
DAC and DSIC amortization (4)	N/A	N/A	5
Total variable annuity riders	(257)	166	(86)
Macro hedge program (5)	(5)	27	22
Equity indexed annuities	1	(1)	—
Certificates	2	(2)	—
Indexed universal life insurance	8	(9)	(1)
Total	$(581)	$187	$(389)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(40)	$—	$(40)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	435	(502)	(67)
GMAB	23	(26)	(3)
DAC and DSIC amortization (4)	N/A	N/A	14
Total variable annuity riders	458	(528)	(56)
Macro hedge program (5)	3	(17)	(14)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	14	—	14
Brokerage client cash balances	134	—	134
Certificates	1	—	1
Indexed universal life insurance	10	—	10
Total	$580	$(545)	$49
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
(5) The market impact of the macro hedge program is modeled net of any related impact to DAC and DSIC amortization.

The above results compare to an estimated negative net impact to pretax income of $318 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $185 million related to a 100 basis point increase in interest rates as of December 31, 2012. The change in equity price exposure is primarily due to assumption changes made as part of third quarter unlocking and higher account values year over year offset by changes in hedging strategy. The change in the interest rate exposure related to GMWB liabilities is from a refinement in our hedging strategy. The change in interest rate exposure related to fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products is related primarily to model updates, namely enhanced assumptions related to DAC and benefit reserves. The underlying interest rate sensitivity to fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products has not materially changed due to market conditions.

Net impacts shown in the above table from GMWB and GMAB riders result largely from differences between the liability valuation basis and the hedging basis. Liabilities are valued using fair value accounting principles, with risk margins incorporated in contractholder behavior assumptions and with discount rates increased to reflect a current market estimate of our risk of nonperformance specific to these liabilities. The nonperformance spread risk is not hedged.

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

Asset-Based Management and Distribution Fees

We earn asset-based management fees and distribution fees on our assets under management. At December 31, 2013, the value of our assets under management was $634.1 billion. These sources of revenue are subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. We do not currently hedge the interest rate or equity price risk of this exposure.

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

Variable Annuity Riders

The total contract value of all variable annuities at December 31, 2013 was $75.5 billion compared to $68.1 billion at December 31, 2012. These contract values include GMWB and GMAB contracts which were $38.0 billion and $4.2 billion, respectively, at December 31, 2013, compared to $32.5 billion and $3.8 billion, respectively, at December 31, 2012. At December 31, 2013, reserves for GMWB and GMAB were assets of $383 million and $62 million, respectively, which were reflected as contra-liabilities in policyholder account balances, future policy benefits and claims, compared to liabilities of $799 million and $103 million, respectively, at December 31, 2012. The GMWB and GMAB reserves include the fair value of embedded derivatives, which fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. At December 31, 2013, the reserve for the other variable annuity guaranteed benefits, GMDB and GMIB, was $10 million compared to $13 million at December 31, 2012.

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

Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts

Our earnings from fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, the current low interest rate environment is resulting in interest rates below the level of some of our liability guaranteed minimum interest rates (“GMIRs”). Hence, a modest rise in interest rates would not necessarily result in changes to all the liability credited rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $29.6 billion in policyholder account balances, future policy benefits and claims on our Consolidated Balance Sheet at December 31, 2013, $24.5 billion is related to liabilities created by these products. We do not hedge this exposure.

As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2015 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, was $3.8 billion and 4.1%, respectively, as of December 31, 2013. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $6.1 billion and had a weighted average yield of 3.4% as of December 31, 2013. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management discretion. The average yield for investment purchases during the year ended December 31, 2013 was approximately 3.0%.

The reinvestment of proceeds from maturities, calls and prepayments at rates below the current portfolio yield, which may be below the level of some liability guaranteed minimum interest rates, will have a negative impact to future operating results. To mitigate the unfavorable impact that the low interest rate environment has on our spread income, we assess reinvestment risk in our investment portfolio and monitor this risk in accordance with our asset/liability management framework. In addition, we may reduce the crediting rates on our fixed products when warranted, subject to guaranteed minimums. We are in the process of setting lower renewal interest rates for a portion of our fixed annuities that are currently above the guaranteed minimum, which should help relieve some of the spread compression caused by low rates. The majority of the interest rate renewals will occur in the first half of 2014.

The following table presents the account values of fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum crediting rates and the range of the difference between rates credited to contractholders as of December 31, 2013 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at our discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
Range of Guaranteed Minimum Crediting Rates	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater Than 150 bps above Guaranteed Minimum	Total
	(in billions, except percentages)

1% - 1.99%	$0.4	$0.4	$0.4	$0.4	$3.0	$4.6
2% - 2.99%	0.5	0.1	—	—	—	0.6
3% - 3.99%	9.8	0.1	—	—	—	9.9
4% - 5.00%	5.7	—	—	—	—	5.7
Total	$16.4	$0.6	$0.4	$0.4	$3.0	$20.8
Percentage of Account Values That Reset In:
Next 12 months (1)	99%	72%	21%	45%	98%	96%
> 12 months to 24 months (2)	—	4	25	26	2	1
> 24 months (2)	1	24	54	29	—	3
Total	100%	100%	100%	100%	100%	100%
(1) Includes contracts with annual discretionary crediting rate resets and contracts with twelve or less months until the crediting rate becomes discretionary on an annual basis.
(2) Includes contracts with more than twelve months remaining until the crediting rate becomes an annual discretionary rate.

Equity Indexed Annuities

Our equity indexed annuity product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500 Index. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500 Index, which is guaranteed for the initial seven-year term when the contract is held to full term. At December 31, 2013, we had $29 million in reserves related to equity indexed annuities. We discontinued new sales of equity indexed annuities in 2007.

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

Interest Rate Risk — Equity Indexed Annuities

Most of the proceeds received from equity indexed annuities are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. We earn income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. This risk is not currently hedged and was immaterial at December 31, 2013.

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

Certificate Products

Fixed Rate Certificates

We have interest rate risk from our investment certificates generally ranging in amounts from $1,000 to $2 million with interest crediting rate terms ranging from three to 36 months. We guarantee an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although we monitor our investment strategy and make modifications based on our changing liabilities and the expected interest rate environment. Of the $7.1 billion in customer deposits at December 31, 2013, $3.3 billion related to reserves for our fixed rate certificate products.

Stock Market Certificates

Stock market certificates are purchased for amounts generally from $1,000 to $2 million for terms of 52 weeks which can be extended to a maximum of 20 years. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500 Index up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Reserves for our stock market certificates are included in customer deposits on our Consolidated Balance Sheets. At December 31, 2013, we had $618 million in reserves related to stock market certificates. The equity-linked return to investors creates equity price risk exposure. We seek to minimize this exposure with purchased futures and call spreads that replicate what we must credit to client accounts. This risk continues to be fully hedged. Stock market certificates have some interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This risk is not currently hedged and was immaterial at December 31, 2013.

Indexed Universal Life

IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the S&P 500 Index (subject to a cap and floor). The policyholder may allocate all or a portion of the policy value to a fixed or indexed account. At December 31, 2013, we had $267 million in reserves related to the index account of IUL.

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

Foreign Currency Risk

We have foreign currency risk through our net investment in foreign subsidiaries and our operations in foreign countries. We are primarily exposed to changes in British Pounds (“GBP”) related to our net investment in Threadneedle, which was 472 million GBP at December 31, 2013. Our primary exposure related to operations in foreign countries is to the GBP and the Indian Rupee. We monitor the foreign exchange rates that we have exposure to and enter into foreign currency forward contracts to mitigate risk when economically prudent. At December 31, 2013, the notional value of outstanding contracts and our remaining foreign currency risk related to operations in foreign countries were not material.

Interest Rate Risk on External Debt

The stated interest rate on the $2.4 billion of our senior unsecured notes is fixed and the stated interest rate on the $294 million of junior notes is fixed until June 1, 2016. We entered into interest rate swap agreements to effectively convert the fixed interest rate on $1.0 billion of the senior unsecured notes to floating interest rates based on six-month LIBOR. We hedged the debt in part to better align the interest expense on debt with the interest earned on cash equivalents held on our Consolidated Balance Sheets. The net interest rate risk of these items is immaterial.

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
The counterparty risk for centrally cleared over-the-counter derivatives is transferred to a central clearing party through contract novation. Because the central clearing party monitors open positions and adjusts collateral requirements daily, we have minimal credit exposure to such derivative instruments.
Exchange-traded derivatives are effected through regulated exchanges that require contract standardization and initial margin to transact through the exchange. Because exchange-traded futures are marked to market and generally cash settled on a daily basis, we have minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments. Other exchange-traded derivatives would be exposed to nonperformance by counterparties for amounts in excess of initial margin requirements only if the exchange is unable to fulfill the contract.

We manage our credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, we regularly evaluate their financial strength during the terms of the treaties. As of December 31, 2013, our largest reinsurance credit risk is related to a long term care coinsurance treaty with life insurance subsidiaries of Genworth Financial, Inc. See Note 7 to our Consolidated Financial Statements for additional information on reinsurance.

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements:
Ameriprise Financial, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ameriprise Financial, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity, and of cash flows present fairly, in all material respects, the financial position of Ameriprise Financial, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework, 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 25, 2014

Consolidated Statements of Operations Ameriprise Financial, Inc.
	Years Ended December 31,
	2013	2012	2011
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$5,253	$4,692	$4,537
Distribution fees	1,771	1,616	1,573
Net investment income	1,889	1,933	2,046
Premiums	1,282	1,223	1,220
Other revenues	1,035	795	863
Total revenues	11,230	10,259	10,239
Banking and deposit interest expense	31	42	47
Total net revenues	11,199	10,217	10,192
Expenses
Distribution expenses	3,036	2,698	2,559
Interest credited to fixed accounts	806	831	856
Benefits, claims, losses and settlement expenses	1,954	1,899	1,606
Amortization of deferred acquisition costs	207	286	397
Interest and debt expense	281	276	317
General and administrative expense	2,945	2,989	3,010
Total expenses	9,229	8,979	8,745
Income from continuing operations before income tax provision	1,970	1,238	1,447
Income tax provision	492	335	377
Income from continuing operations	1,478	903	1,070
Loss from discontinued operations, net of tax	(3)	(2)	(60)
Net income	1,475	901	1,010
Less: Net income (loss) attributable to noncontrolling interests	141	(128)	(106)
Net income attributable to Ameriprise Financial	$1,334	$1,029	$1,116

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$6.58	$4.71	$4.87
Loss from discontinued operations	(0.02)	(0.01)	(0.25)
Net income	$6.56	$4.70	$4.62
Diluted
Income from continuing operations	$6.46	$4.63	$4.77
Loss from discontinued operations	(0.02)	(0.01)	(0.24)
Net income	$6.44	$4.62	$4.53

Cash dividends declared per common share	$2.01	$1.15	$1.15
Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(11)	$(30)	$(76)
Portion of loss recognized in other comprehensive income (loss) (before taxes)	2	(7)	42
Net impairment losses recognized in net investment income	$(9)	$(37)	$(34)
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income Ameriprise Financial, Inc.
	Years Ended December 31,
	2013	2012	2011
	(in millions)
Net income	$1,475	$901	$1,010
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	37	50	(10)
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(971)	588	376
Reclassification of net securities gains included in net income	(5)	(5)	—
Impact on deferred acquisition costs, deferred sales inducement costs, benefit reserves and reinsurance recoverables	319	(154)	(193)
Total net unrealized gains (losses) on securities	(657)	429	183
Net unrealized gains (losses) on derivatives:
Net unrealized derivative gains (losses) arising during the period	—	10	(7)
Reclassification of net derivative (gains) losses included in net income	1	(1)	(22)
Total net unrealized gains (losses) on derivatives	1	9	(29)
Defined benefit plans:
Prior service credit	(1)	(1)	(1)
Net income (loss) arising during the period	46	(15)	(50)
Total defined benefit plans	45	(16)	(51)
Total other comprehensive income (loss), net of tax	(574)	472	93
Total comprehensive income	901	1,373	1,103
Less: Comprehensive income (loss) attributable to noncontrolling interests	166	(99)	(114)
Comprehensive income attributable to Ameriprise Financial	$735	$1,472	$1,217
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets Ameriprise Financial, Inc.
	December 31,
	2013	2012
(in millions, except share amounts)
Assets
Cash and cash equivalents	$2,632	$2,371
Cash of consolidated investment entities	419	579
Investments	35,735	36,877
Investments of consolidated investment entities, at fair value	5,002	4,370
Separate account assets	81,223	72,397
Receivables	4,538	4,220
Receivables of consolidated investment entities (includes $32 and $77, respectively, at fair value)	72	95
Deferred acquisition costs	2,663	2,399
Restricted and segregated cash and investments	2,360	2,538
Other assets	7,983	7,667
Other assets of consolidated investment entities, at fair value	1,949	1,216
Total assets	$144,576	$134,729

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,620	$31,217
Separate account liabilities	81,223	72,397
Customer deposits	7,062	6,526
Short-term borrowings	500	501
Long-term debt	2,720	2,403
Debt of consolidated investment entities (includes $4,804 and $4,450, respectively, at fair value)	5,736	4,981
Accounts payable and accrued expenses	1,367	1,228
Accounts payable and accrued expenses of consolidated investment entities	62	96
Other liabilities	6,829	5,467
Other liabilities of consolidated investment entities (includes $193 and $166, respectively, at fair value)	225	201
Total liabilities	135,344	125,017

Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 316,816,851 and 309,399,529, respectively)	3	3
Additional paid-in capital	6,929	6,503
Retained earnings	7,289	6,381
Appropriated retained earnings of consolidated investment entities	337	336
Treasury shares, at cost (124,698,544 and 105,456,535 shares, respectively)	(6,961)	(5,325)
Accumulated other comprehensive income, net of tax	595	1,194
Total Ameriprise Financial, Inc. shareholders’ equity	8,192	9,092
Noncontrolling interests	1,040	620
Total equity	9,232	9,712
Total liabilities and equity	$144,576	$134,729
See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity Ameriprise Financial, Inc.
	Ameriprise Financial, Inc.
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Appropriated Retained Earnings of Consolidated Investment Entities	Treasury Shares	Accumulated Other Comprehensive Income	Total Ameriprise Financial, Inc. Shareholders’ Equity	Non-controlling Interests	Total
	(in millions, except share data)
Balances at January 1, 2011	246,697,892	$3	$6,029	$4,770	$558	$(2,620)	$650	$9,390	$560	$9,950
Comprehensive income (loss):
Net income (loss)	—	—	—	1,116	—	—	—	1,116	(106)	1,010
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	101	101	(8)	93
Total comprehensive income (loss)								1,217	(114)	1,103
Net loss reclassified to appropriated retained earnings	—	—	—	—	(130)	—	—	(130)	130	—
Dividends to shareholders	—	—	—	(274)	—	—	—	(274)	—	(274)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	155	155
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(54)	(54)
Repurchase of common shares	(28,812,873)	—	—	—	—	(1,495)	—	(1,495)	—	(1,495)
Share-based compensation plans	4,057,964	—	208	(9)	—	81	—	280	29	309
Balances at December 31, 2011	221,942,983	3	6,237	5,603	428	(4,034)	751	8,988	706	9,694
Comprehensive income (loss):
Net income (loss)	—	—	—	1,029	—	—	—	1,029	(128)	901
Other comprehensive income, net of tax	—	—	—	—	—	—	443	443	29	472
Total comprehensive income (loss)								1,472	(99)	1,373
Net loss reclassified to appropriated retained earnings	—	—	—	—	(84)	—	—	(84)	84	—
Dividends to shareholders	—	—	—	(251)	—	—	—	(251)	—	(251)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	125	125
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(207)	(207)
Repurchase of common shares	(25,441,707)	—	—	—	—	(1,380)	—	(1,380)	—	(1,380)
Share-based compensation plans	7,441,718	—	266	—	—	89	—	355	11	366
Other	—	—	—	—	(8)	—	—	(8)	—	(8)
Balances at December 31, 2012	203,942,994	3	6,503	6,381	336	(5,325)	1,194	9,092	620	9,712
Comprehensive income:
Net income	—	—	—	1,334	—	—	—	1,334	141	1,475
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(599)	(599)	25	(574)
Total comprehensive income								735	166	901
Net income reclassified to appropriated retained earnings	—	—	—	—	1	—	—	1	(1)	—
Dividends to shareholders	—	—	—	(411)	—	—	—	(411)	—	(411)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	392	392
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(161)	(161)
Repurchase of common shares	(21,184,706)	—	—	—	—	(1,735)	—	(1,735)	—	(1,735)
Share-based compensation plans	9,360,019	—	426	(15)	—	99	—	510	24	534
Balances at December 31, 2013	192,118,307	$3	$6,929	$7,289	$337	$(6,961)	$595	$8,192	$1,040	$9,232
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows Ameriprise Financial, Inc.
	Years Ended December 31,
	2013	2012	2011
	(in millions)
Cash Flows from Operating Activities
Net income	$1,475	$901	$1,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	239	225	110
Deferred income tax expense (benefit)	(118)	50	83
Share-based compensation	143	134	145
Net realized investment gains	(16)	(45)	(34)
Net trading losses (gains)	(7)	2	1
Loss (income) and (gain) from sale of equity method investments	(31)	15	42
Other-than-temporary impairments and provision for loan losses	8	42	43
Net losses (gains) of consolidated investment entities	(136)	158	115
Changes in operating assets and liabilities:
Restricted and segregated cash and investments	93	(684)	(11)
Deferred acquisition costs	(132)	(27)	62
Other investments, net	(6)	11	5
Policyholder account balances, future policy benefits and claims, net	(1,318)	(741)	1,173
Derivatives, net of collateral	1,706	661	239
Receivables	(267)	(130)	(260)
Brokerage deposits	63	683	225
Accounts payable and accrued expenses	134	171	(80)
Cash held by consolidated investment entities	174	(109)	2
Investment properties of consolidated investment entities	(603)	(156)	(218)
Other operating assets and liabilities of consolidated investment entities, net	(38)	103	19
Other, net	1	241	(493)
Net cash provided by operating activities	1,364	1,505	2,178

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	327	3,719	888
Maturities, sinking fund payments and calls	5,101	4,994	5,206
Purchases	(5,780)	(4,957)	(7,236)
Proceeds from sales, maturities and repayments of mortgage loans	711	674	582
Funding and purchase of mortgage loans	(630)	(586)	(912)
Proceeds from sales and collections of other investments	348	199	360
Purchase of other investments	(347)	(403)	(422)
Purchase of investments by consolidated investment entities	(3,077)	(1,604)	(2,871)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	2,604	2,316	3,399
Purchase of land, buildings, equipment and software	(105)	(137)	(250)
Proceeds from sale of business	—	—	150
Change in credit card receivables, net	—	194	(31)
Other, net	46	8	(9)
Net cash provided by (used in) investing activities	(802)	4,417	(1,146)
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (continued) Ameriprise Financial, Inc.
	Years Ended December 31,
	2013	2012	2011
	(in millions)
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	$2,348	$1,754	$913
Maturities, withdrawals and cash surrenders	(1,877)	(1,187)	(1,283)
Change in other banking deposits	—	(4,571)	1,210
Policyholder account balances:
Deposits and other additions	2,158	2,198	2,221
Net transfers from (to) separate accounts	(116)	(30)	39
Surrenders and other benefits	(1,994)	(2,063)	(2,154)
Cash paid for purchased options with deferred premiums	(396)	(356)	(254)
Issuance of debt, net of issuance costs	744	—	—
Repayments of debt	(350)	—	(20)
Change in short-term borrowings, net	(2)	(5)	107
Dividends paid to shareholders	(401)	(305)	(212)
Repurchase of common shares	(1,583)	(1,381)	(1,495)
Exercise of stock options	118	160	66
Excess tax benefits from share-based compensation	120	64	90
Borrowings by consolidated investment entities	1,725	175	163
Repayments of debt by consolidated investment entities	(1,046)	(709)	(603)
Noncontrolling interests investments in subsidiaries	392	125	155
Distributions to noncontrolling interests	(161)	(207)	(54)
Other, net	15	(4)	—
Net cash used in financing activities	(306)	(6,342)	(1,111)
Effect of exchange rate changes on cash	5	10	(1)
Net increase (decrease) in cash and cash equivalents	261	(410)	(80)
Cash and cash equivalents at beginning of period	2,371	2,781	2,861
Cash and cash equivalents at end of period	$2,632	$2,371	$2,781

Supplemental Disclosures:
Interest paid before consolidated investment entities	$170	$190	$201
Income taxes paid, net	391	217	370
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	96	13	137
Non-cash financing activity:
Dividends declared but not paid	—	—	62
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

In the Consolidated Statements of Operations, the Company reclassified unallocated loss adjustment expenses related to auto and home insurance from general and administrative expense to benefits, claims, losses and settlement expenses for prior years to align with the presentation of industry peers and accounting guidance. The amounts reclassified for the years ended December 31, 2012 and 2011 were $53 million and $49 million, respectively.

In addition, the Company reclassified certain prior year amounts in the Consolidated Statements of Cash Flows, as discussed below, to improve the transparency of its cash flows. Total cash flows provided by (used in) operating, investing and financing activities did not change as a result of the reclassifications.

Within operating activities, the change in freestanding derivatives hedging guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”) liabilities was reclassified from “Policyholder account balances, future policy benefits and claims” to “Derivatives, net of collateral.” The change in all other freestanding derivatives was reclassified from “Other, net” to “Derivatives, net of collateral.” The change in derivatives collateral was reclassified from “Derivatives collateral, net” to “Derivatives, net of collateral.” As a result of these reclassifications, changes in all freestanding derivatives and related collateral are included in one line within operating cash flows.

Within investing activities, the change in residential mortgage loans was reclassified from “Change in consumer loans, net” to “Proceeds from sales, maturities and repayments of mortgage loans” and “Funding of mortgage loans.” These lines also include changes in commercial mortgage loans.

Within financing activities, the increase in policyholder account balances for interest credited was reclassified from “Policyholder account balances: Surrenders and other benefits” to “Policyholder account balances: Deposits and other additions.” The increase in certificate account balances for interest credited was reclassified from “Investment certificates and banking time deposits: Maturities, withdrawals and cash surrenders” to “Investment certificates and banking time deposits: Proceeds from additions.”

In the fourth quarter of 2012, the Company made an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods, which resulted in a $41 million pretax benefit, net of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization of $11 million. In the fourth quarter of 2012, the Company completed a review of its deferred tax balances. This review resulted in adjustments to the Company’s deferred tax balances. In addition, as part of the review, the Company discovered tax return errors for prior years which will be corrected. The net impact of the review resulted in a decrease of income tax expense of $16 million. In the second quarter of 2012, the Company made a correction for a tax item related to prior periods, which resulted in a $32 million decrease to net income attributable to Ameriprise Financial. The Company discovered it had received incomplete data from a third party service provider for securities lending activities that resulted in the miscalculation of the Company’s dividend received deduction and foreign tax credit, which resulted in an understatement of taxes payable and an overstatement of reported earnings in prior periods. The Company resolved the data issue and stopped the securities lending that negatively impacted its tax position. Management determined that the effect of these corrections was not material to current and previously issued financial statements.

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

(i)	the entity does not have an explicit or implicit obligation to fund the investment company’s losses; and

(ii)	the investment company is not a securitization entity, asset backed financing entity, or an entity previously considered a qualifying special purpose entity, then, the VIE will be consolidated by the entity that determines it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. Examples of entities that are likely to be assessed for consolidation under this framework include hedge funds, property funds, private equity funds and venture capital funds.

•	If the VIE does not meet the criteria above, the VIE will be consolidated by the entity that determines it has both:

(i)	the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and

(ii)	the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

When determining whether the Company stands to absorb the majority of a VIE’s expected losses or receive a majority of a VIE’s expected returns, it analyzes the design of the VIE to identify the variable interests it holds. Then the Company quantitatively determines whether its variable interests will absorb a majority of the VIE’s variability. If the Company determines it has control over the activities that most significantly impact the economic performance of the VIE and it will absorb a majority of the VIE’s expected variability, the Company consolidates the VIE. The calculation of variability is based on an analysis of projected probability-weighted cash flows based on the design of the particular VIE. When determining whether the Company has the power and the obligation to absorb losses or rights to receive benefits from the VIE that could potentially be significant, the Company qualitatively determines if its variable interests meet these criteria. If the Company consolidates a VIE under either scenario, it is referred to as the VIE’s primary beneficiary.

The Company consolidates certain limited partnerships that are not VIEs, for which the Company is the general partner and is determined to control the limited partnership. As a general partner, the Company is presumed to control the limited partnership unless the limited partners have the ability to dissolve the partnership or have substantive participating rights.

Foreign Currency Translation

Net assets of foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated into U.S. dollars based upon exchange rates prevailing at the end of each period. The resulting translation adjustment, along with any related hedge and tax effects, are included in accumulated other comprehensive income. Revenues and expenses are translated at average exchange rates during the period.

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

Investments

Available-for-Sale Securities

Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income, net of impacts to DAC, DSIC, certain benefit reserves, reinsurance recoverables and income taxes. Gains and losses are recognized on a trade date basis in the Consolidated Statements of Operations upon disposition of the securities.

When the fair value of an investment is less than its amortized cost, the Company assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment is considered to have occurred and the Company must recognize an other-than-temporary impairment for the difference between the investment’s amortized cost basis and its fair value through earnings. For securities that do not meet the above criteria and the Company does not expect to recover a security’s amortized cost basis, the security is also considered other-than-temporarily impaired. For these securities, the Company separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of impacts to DAC, DSIC, certain benefit reserves, reinsurance recoverables and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income, if through subsequent evaluation there is a sustained increase in the cash flow expected. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income.

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

Mortgage Loans, Net

Mortgage loans, net reflect the Company’s interest in commercial mortgage loans and consumer loans secured by residential properties, less the related allowance for loan losses.

Policy and Certificate Loans

Policy and certificate loans include life insurance policy, annuity and investment certificate loans and are reflected within investments at the unpaid principal balance, plus accrued interest.

Other Investments

Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, seed money investments and syndicated loans. Affordable housing partnerships and seed money investments are accounted for under the equity method. Trading securities primarily include common stocks and trading bonds. Trading securities are carried at fair value with unrealized and realized gains (losses) recorded within net investment income.

Financing Receivables

Commercial Mortgage Loans, Syndicated Loans, and Consumer Loans

Commercial mortgage loans, syndicated loans and consumer loans are reflected within investments at amortized cost less the allowance for loan losses. Syndicated loans represent the Company’s investment in below investment grade loan syndications and are carried at amortized cost less the related allowance for loan losses. Interest income is accrued on the unpaid principal balances of the loans as earned.

In January 2013, the Company completed the conversion of its federal savings bank subsidiary, Ameriprise Bank, FSB (“Ameriprise Bank”), to a limited powers national trust bank now known as Ameriprise National Trust Bank. As a result of the conversion, Ameriprise National Trust Bank is no longer engaged in credit-origination activities. In 2012, the Company sold Ameriprise Bank’s consumer loan portfolio, including first mortgages, home equity loans, home equity lines of credit and unsecured loans to affiliates of Ameriprise Bank and it sold Ameriprise Bank’s credit card account portfolio to Barclays Bank Delaware (“Barclays”).

Other Loans

Other loans consist of policy and certificate loans and brokerage margin loans. When originated, policy and certificate loan balances do not exceed the cash surrender value of the underlying products. As there is minimal risk of loss related to policy and certificate loans, the Company does not record an allowance for loan losses. The Company’s broker dealer subsidiaries enter into lending arrangements with clients through the normal course of business, which are primarily based on customer margin levels. Margin loans are reported at the unpaid principal balance within receivables. The Company monitors the market value of collateral supporting the margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As there is minimal risk of loss related to margin loans, the allowance for loan losses is immaterial.

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

Allowance for Loan Losses

Management determines the adequacy of the allowance for loan losses by portfolio based on the overall loan portfolio composition, recent and historical loss experience, and other pertinent factors, including when applicable, internal risk ratings, loan-to-value (“LTV”) ratios, FICO scores of the borrower, debt service coverage and occupancy rates, along with economic and market conditions. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change.

The Company determines the amount of the allowance required for certain sectors based on management’s assessment of relative risk characteristics of the loan portfolio. The allowance is recorded for homogeneous loan categories on a pool basis, based on an analysis of product mix and risk characteristics of the portfolio, including geographic concentration, bankruptcy experiences, and historical losses, adjusted for current trends and market conditions.

While the Company attributes portions of the allowance to specific loan pools as part of the allowance estimation process, the entire allowance is available to absorb losses inherent in the total loan portfolio. The allowance is increased through provisions charged to net investment income and reduced/increased by net charge-offs/recoveries.

Impaired Loans

The Company considers a loan to be impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans may also include loans that have been modified in troubled debt restructurings as a concession to borrowers experiencing financial difficulties. Management evaluates for impairment all restructured loans and loans with higher impairment risk factors. Factors used by the Company to determine whether all amounts due on commercial mortgage loans will be collected, include but are not limited to, the financial condition of the borrower, performance of the underlying properties, collateral and/or guarantees on the loan, and the borrower’s estimated future ability to pay based on property type and geographic location. The evaluation of impairment on consumer loans is primarily driven by delinquency status of individual loans. The impairment recognized is measured as the excess of the loan’s recorded investment over: (i) the present value of its expected principal and interest payments discounted at the loan’s effective interest rate, (ii) the fair value of collateral or (iii) the loan’s observable market price.

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

Separate Account Assets and Liabilities

Separate account assets and liabilities are primarily funds held for the exclusive benefit of variable annuity contractholders and variable life insurance policyholders, who assume the related investment risk. Income and losses on separate account assets accrue directly to the contractholder or policyholder and are not reported in the Company’s Consolidated Statements of Operations. Separate account assets are recorded at fair value. Changes in the fair value of separate account assets are offset by changes in the related separate account liabilities. The Company receives investment management fees, mortality and expense risk fees, guarantee fees and cost of insurance charges from the related accounts.

Included in separate account assets and liabilities is the value of the units in issue of the pooled pension funds that are offered by Threadneedle’s subsidiary, Threadneedle Pensions Limited.

Restricted and Segregated Cash and Investments

Total restricted cash at December 31, 2013 and 2012 was $27 million and $107 million, respectively, which cannot be utilized for operations. The Company’s restricted cash at December 31, 2013 and 2012 was primarily cash held by Threadneedle for regulatory purposes and cash that has been pledged to counterparties. At December 31, 2013 and 2012, amounts segregated under federal and other regulations were $2.3 billion and $2.4 billion, respectively, segregated in special reserve bank accounts for the exclusive benefit of the Company’s brokerage customers.

Land, Buildings, Equipment and Software

Land, buildings, equipment and internally developed or purchased software are carried at cost less accumulated depreciation or amortization and are reflected within other assets. The Company generally uses the straight-line method of depreciation and amortization over periods ranging from three to 39 years. At December 31, 2013 and 2012, land, buildings, equipment and software were $705 million and $753 million, respectively, net of accumulated depreciation of $1.3 billion and $1.2 billion, respectively. Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $144 million, $152 million and $143 million, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the amount of an acquired company’s acquisition cost in excess of the fair value of assets acquired and liabilities assumed. The Company evaluates goodwill for impairment annually on the measurement date of July 1 and whenever events and circumstances indicate that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. The Company assesses various qualitative factors to determine whether impairment is likely to have occurred. If impairment were to occur, the Company would use the discounted cash flow method, a variation of the income approach.

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

Impairment is the amount carrying value exceeds fair value.

Goodwill and other intangible assets are reflected in other assets.

Derivative Instruments and Hedging Activities

Freestanding derivative instruments are recorded at fair value and are reflected in other assets or other liabilities. The Company’s policy is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting hedge designation, if any. The Company primarily uses derivatives as economic hedges that are not designated as accounting hedges or do not qualify for hedge accounting treatment. The Company occasionally designates derivatives as (i) hedges of changes in the fair value of assets, liabilities, or firm commitments (“fair value hedges”), (ii) hedges of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedges”), or (iii) hedges of foreign currency exposures of net investments in foreign operations (“net investment hedges in foreign operations”).

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

The equity component of equity indexed annuity (“EIA”), indexed universal life (“IUL”) and stock market certificate obligations are considered embedded derivatives. Additionally, certain annuities contain GMAB and GMWB provisions. The GMAB and the non-life contingent benefits associated with GMWB provisions are also considered embedded derivatives.

See Note 14 for information regarding the Company’s fair value measurement of derivative instruments and Note 16 for the impact of derivatives on the Consolidated Statements of Operations.

Deferred Acquisition Costs

The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses. The portion of these costs which are incremental and direct to the acquisition of a new or renewal insurance policy or annuity contract are deferred. Significant costs capitalized by the Company include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales. Sales based compensation paid to advisors and employees and third-party distributors is capitalized. Employee compensation and benefits costs which are capitalized relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance policy or annuity contract are expensed as incurred. The DAC associated with insurance policies or annuity contracts that are significantly modified or internally replaced with another contract are accounted for as contract terminations. These transactions are anticipated in establishing amortization periods and other valuation assumptions.

Costs deferred as DAC are amortized over time. For annuity and universal life (“UL”) contracts, DAC are amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business. For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period. For certain mutual fund products, DAC are generally amortized over fixed periods on a straight-line basis adjusted for redemptions.

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

For annuity, life and health insurance products, key assumptions underlying those long-term projections include interest rates (both earning rates on invested assets and rates credited to contractholder and policyholder accounts), equity market performance, mortality and morbidity rates and the rates at which contractholders and policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts. Assumptions about earned and credited interest rates are the primary factors used to project interest margins, while assumptions about equity and bond market performance are the primary factors used to project client asset value growth rates, and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates. Management must also make assumptions to project maintenance expenses associated with servicing the Company’s annuity and insurance businesses during the DAC amortization period.

The client asset value growth rates are the rates at which variable annuity and variable universal life (“VUL”) insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. The Company typically uses a five-year mean reversion process as a guideline in setting near-term equity fund growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near-term equity fund growth rate is reviewed quarterly to ensure consistency with management’s assessment of anticipated equity market performance. DAC amortization expense recorded in a period when client asset value growth rates exceed management’s near-term estimate will typically be less than in a period when growth rates fall short of management’s near-term estimate.

The Company monitors other principal DAC amortization assumptions, such as persistency, mortality, morbidity, interest margin and maintenance expense levels each quarter and, when assessed independently, each could impact the Company’s DAC balances.

The analysis of DAC balances and the corresponding amortization is a dynamic process that considers all relevant factors and assumptions described previously. Unless the Company’s management identifies a significant deviation over the course of the quarterly monitoring, management reviews and updates these DAC amortization assumptions annually in the third quarter of each year.

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

Reinsurance

The Company cedes significant amounts of insurance risk to other insurers under reinsurance agreements. Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums for traditional life, long term care (“LTC”), disability income (“DI”) and auto and home, net of the change in any prepaid reinsurance asset, are reported as a reduction of premiums. Fixed and variable universal life reinsurance premiums are reported as a reduction of other revenues. In addition, for fixed and variable universal life insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is recognized as an asset and amortized over the term of the reinsurance contract, in proportion to the estimated gross profits and is subject to retrospective adjustment in a manner similar to retrospective adjustment of DAC. The assumptions used to project the expected cash flows are consistent with those used for DAC valuation for the same contracts. Changes in the net cost of reinsurance are reflected as a component of other revenues. Reinsurance recoveries are reported as components of benefits, claims, losses and settlement expenses.

Insurance liabilities are reported before the effects of reinsurance. Policyholder account balances, future policy benefits and claims recoverable under reinsurance contracts are recorded within receivables.

The Company also assumes life insurance and fixed annuity risk from other insurers in limited circumstances. Reinsurance premiums received and benefits paid are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Liabilities for assumed business are recorded within policyholder account balances, future policy benefits and claims.

See Note 7 for additional information on reinsurance.

Policyholder Account Balances, Future Policy Benefits and Claims

Fixed Annuities and Variable Annuity Guarantees

Fixed annuities and variable annuity guarantees include amounts for fixed account values on fixed and variable deferred annuities, guaranteed benefits associated with variable annuities, equity indexed annuities and fixed annuities in a payout status.

Liabilities for fixed account values on fixed and variable deferred annuities are equal to accumulation values, which are the cumulative gross deposits and credited interest less withdrawals and various charges.

The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (“GMDB”) provisions. When market values of the customer’s accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings, which are referred to as gain gross-up (“GGU”) benefits. In addition, the Company offers contracts containing GMWB and GMAB provisions, and until May 2007, the Company offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions.

In determining the liabilities for GMDB, GMIB and the life contingent benefits associated with GMWB, the Company projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC valuation for the same contracts. As with DAC, management reviews and, where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.

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

The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. These embedded derivatives are recorded in policyholder account balances, future policy benefits and claims. See Note 14 for information regarding the fair value measurement of embedded derivatives. The liability for the life contingent benefits associated with GMWB provisions is determined in the same way as the GMDB liability. Significant assumptions made in projecting future benefits and fees relate to persistency and benefit utilization. Management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year. The changes in both the fair values of the GMWB and GMAB embedded derivatives and the liability for life contingent benefits are reflected in benefits, claims, losses and settlement expenses.

Liabilities for equity indexed annuities are equal to the host contract values covering guaranteed benefits and the fair value of embedded equity options.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates.

Life and Health Insurance

Life and health insurance includes liabilities for fixed account values on fixed and variable universal life policies, liabilities for indexed accounts of IUL products, liabilities for unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life and health insurance policies as claims are incurred in the future.

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

A portion of the Company’s fixed and variable universal life policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

In determining the liability for contracts with profits followed by losses, the Company projects benefits and contract assessments using actuarial models. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC valuation for the same contracts. As with DAC, management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.

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

Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported health insurance claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits. Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for the Company’s experience.

Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.

Liabilities for estimates of benefits that will become payable on future claims on term life, whole life and health insurance policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on the Company’s experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors.

Changes in policyholder account balances, future policy benefits and claims are reflected in earnings in the period adjustments are made.

Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverable within receivables.

Auto and Home Reserves

Auto and home reserves include amounts determined from loss reports on individual claims, as well as amounts based on historical loss experience for losses incurred but not yet reported. Such liabilities are based on estimates and, while management believes that the reserve amounts were adequate at December 31, 2013 and 2012, the ultimate liability may be in excess of or less than the amounts provided. The Company’s methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reflected in earnings in the period such adjustments are made.

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

Income Taxes

The Company’s provision for income taxes represents the net amount of income taxes that the Company expects to pay or to receive from various taxing jurisdictions in connection with its operations. The Company provides for income taxes based on amounts that the Company believes it will ultimately owe taking into account the recognition and measurement for uncertain tax positions. Inherent in the provision for income taxes are estimates and judgments regarding the tax treatment of certain items.

In connection with the provision for income taxes, the Consolidated Financial Statements reflect certain amounts related to deferred tax assets and liabilities, which result from temporary differences between the assets and liabilities measured for financial statement purposes versus the assets and liabilities measured for tax return purposes.

The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Management may need to identify and implement appropriate planning strategies to ensure its ability to realize deferred tax assets and avoid the establishment of a valuation allowance with respect to such assets. In the opinion of management, it is currently more likely than not that the Company will not realize the full benefit of certain state deferred tax assets, primarily state net operating losses, and therefore a valuation allowance of $19 million has been established at December 31, 2013.

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

The Company’s management fees are generally accrued daily and collected monthly. A significant portion of the Company’s management fees are calculated as a percentage of the fair value of its managed assets. A large majority of the Company’s managed assets are valued by third party pricing services vendors based upon observable market data. The selection of the Company’s third party pricing services vendors and the reliability of their prices are subject to certain governance procedures, such as exception reporting, subsequent transaction testing, and annual due diligence of the Company’s vendors, which includes assessing the vendor’s valuation qualifications, control environment, analysis of asset-class specific valuation methodologies and understanding of sources of market observable assumptions.

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

Distribution Fees

Distribution fees primarily include point-of-sale fees (such as mutual fund front-end sales loads) and asset-based fees (such as 12b-1 distribution and shareholder service fees) that are generally based on a contractual percentage of assets and recognized when earned. Distribution fees also include amounts received under marketing support arrangements for sales of mutual funds and other companies’ products, such as through the Company’s wrap accounts, as well as surrender charges on fixed and variable universal life insurance and annuities, which are recognized when assessed.

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

Premiums

Premiums include premiums on auto and home insurance, traditional life and health (DI and LTC) insurance and immediate annuities with a life contingent feature. Premiums on auto and home insurance are net of reinsurance premiums and are recognized ratably over the coverage period. Premiums on traditional life, health insurance and immediate annuities with a life contingent feature are net of reinsurance ceded and are recognized as revenue when due.

Other Revenues

Other revenues primarily include charges assessed on fixed and variable universal life insurance which consist of cost of insurance charges, net of reinsurance and cost of reinsurance for UL insurance products and variable annuity guaranteed benefit rider charges. These charges are recognized as revenue when assessed. The Company also records revenue related to consolidated pooled investment vehicles managed by Threadneedle. These revenues primarily represent rental income of managed properties and are recognized on a straight line basis over the term of the lease.

3.  Recent Accounting Pronouncements

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

Balance Sheet

In December 2011, the FASB updated the accounting standards to require new disclosures about offsetting assets and liabilities. The standard requires an entity to disclose both gross and net information about certain financial instruments and transactions subject to master netting arrangements (or similar agreements) or eligible for offset in the statement of financial position. The standard is effective for interim and annual periods beginning on or after January 1, 2013 on a retrospective basis. The Company adopted the standard in the first quarter of 2013. The adoption of the standard did not have any effect on the Company’s consolidated results of operations and financial condition. See Note 15 for the required disclosures.

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

Future Adoption of New Accounting Standards

Receivables - Troubled Debt Restructuring by Creditors

In January 2014, the FASB updated the accounting standard related to recognizing residential real estate obtained through a repossession or foreclosure from a troubled debtor. The update clarifies the criteria for derecognition of the loan receivable and recognition of the real estate property. The standard is effective for interim and annual periods beginning after December 15, 2014 and can be applied under a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

Investments - Equity Method and Joint Ventures

In January 2014, the FASB updated the accounting standard related to investments in qualified affordable housing projects. The update allows for an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the investment in a qualified affordable housing project is amortized in proportion to the tax credits and other tax benefits received. The net investment performance is recognized as a component of income tax expense (benefit). The standard is effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.

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

Investment Companies

In June 2013, the FASB updated the accounting standard related to investment companies. The guidance does not directly apply to the Company; however, it may impact investment entities that the Company consolidates. The standard provides a new two-tiered approach for determining whether a company is an investment company and requires new disclosures for investment companies. Investment entities the Company consolidates may be required to adopt a different basis of accounting as a result of determining whether they qualify as an investment company under the new guidance. The standard is effective for interim and annual periods beginning after December 15, 2013 and is required to be applied prospectively. The adoption of the standard is not expected to have a material the impact on the Company’s consolidated results of operations and financial condition.

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
During 2013, the Company consolidated three new investment entities and added two sub-funds to existing pooled investment vehicles. In addition, three investment entities were liquidated in 2013.

Fair Value of Assets and Liabilities

The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 14 for the definition of the three levels of the fair value hierarchy.

The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$200	$2	$202
Common stocks	147	31	14	192
Other investments	3	33	—	36
Syndicated loans	—	4,204	368	4,572
Total investments	150	4,468	384	5,002
Receivables	—	32	—	32
Other assets	—	13	1,936	1,949
Total assets at fair value	$150	$4,513	$2,320	$6,983

Liabilities
Debt	$—	$—	$4,804	$4,804
Other liabilities	—	193	—	193
Total liabilities at fair value	$—	$193	$4,804	$4,997

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$251	$3	$254
Common stocks	91	32	14	137
Other investments	—	57	—	57
Syndicated loans	—	3,720	202	3,922
Total investments	91	4,060	219	4,370
Receivables	—	77	—	77
Other assets	—	2	1,214	1,216
Total assets at fair value	$91	$4,139	$1,433	$5,663

Liabilities
Debt	$—	$—	$4,450	$4,450
Other liabilities	—	166	—	166
Total liabilities at fair value	$—	$166	$4,450	$4,616

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Corporate Debt Securities	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2013	$3	$14		$202		$1,214		$(4,450)
Total gains (losses) included in:
Net income	—	1	(1)	(1)	(1)	81	(2)	(53)	(1)
Other comprehensive income (loss)	—	—		—		39		—
Purchases	1	—		417		689		—
Sales	(1)	(3)		(63)		(86)		—
Issues	—	—		—		—		(1,330)
Settlements	(1)	—		(51)		—		1,029
Transfers into Level 3	—	21		320		8		—
Transfers out of Level 3	—	(19)		(456)		(9)		—
Balance, December 31, 2013	$2	$14		$368		$1,936		$(4,804)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at December 31, 2013	$—	$(2)	(1)	$(2)	(1)	$67	(2)	$(25)	(1)

(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

	Corporate Debt Securities	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2012	$4	$13		$342		$1,108		$(4,712)
Total gains (losses) included in:
Net income	—	(1)	(1)	11	(1)	(78)	(2)	(316)	(1)
Other comprehensive income (loss)	—	—		—		28		—
Purchases	—	7		91		328		—
Sales	—	(5)		(14)		(172)		—
Issues	—	—		—		—		—
Settlements	(1)	—		(87)		—		578
Transfers into Level 3	—	15		255		—		—
Transfers out of Level 3	—	(15)		(396)		—		—
Balance, December 31, 2012	$3	$14		$202		$1,214		$(4,450)
Changes in unrealized losses included in income relating to assets and liabilities held at December 31, 2012	$—	$—		$—		$(98)	(2)	$(315)	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

	Corporate Debt Securities	Common Stocks		Other Investments		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2011	$6	$11		$22		$—		$887		$(5,171)
Total gains (losses) included in:
Net income	—	6	(1)	(1)	(1)	(12)	(1)	13	(2)	(89)	(1)
Other comprehensive income (loss)	—	—		—		—		(10)		—
Purchases	3	—		3		208		299		—
Sales	(2)	(4)		—		(40)		(81)		—
Issues	—	—		—		—		—		(27)
Settlements	(1)	—		—		(137)		1		575
Transfers into Level 3	—	29		—		615		7		—
Transfers out of Level 3	(2)	(29)		(24)		(292)		(8)		—
Balance, December 31, 2011	$4	$13		$—		$342		$1,108		$(4,712)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at December 31, 2011	$—	$3	(1)	$—		$(5)	(1)	$19	(3)	$(64)	(1)
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

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities held by consolidated investment entities:

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Other assets	$1,936	Discounted cash flow/ market comparables	Equivalent yield	4.4%	–	12.4%	7.4%
			Expected rental value (per square foot)	$5	–	$373	$33

Debt	$4,804	Discounted cash flow	Annual default rate	2.5%	–	2.5%	2.5%
			Discount rate	1.5%	–	8.3%	2.7%
			Constant prepayment rate	5.0%	–	10.0%	9.8%
			Loss recovery	36.4%	–	63.6%	62.3%

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Other assets	$1,214	Discounted cash flow/ market comparables	Equivalent yield	4.1%	–	12.9%	7.2%
			Expected rental value (per square foot)	$4	–	$309	$32

Debt	$4,450	Discounted cash flow	Annual default rate	2.5%	–	4.5%	2.5%
			Discount rate	1.6%	–	30.0%	2.9%
			Constant prepayment rate	5.0%	–	10.0%	9.6%
			Loss recovery	36.4%	–	63.6%	62.0%

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

See Note 14 for a description of the Company’s determination of the fair value of corporate debt securities, U.S. government and agencies obligations, common stocks and other investments.

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

Fair Value Option

The Company has elected the fair value option for the financial assets and liabilities of the consolidated CDOs. Management believes that the use of the fair value option better matches the changes in fair value of assets and liabilities related to the CDOs.

The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	December 31,
	2013	2012
	(in millions)
Syndicated loans
Unpaid principal balance	$4,628	$4,023
Excess unpaid principal over fair value	(56)	(101)
Fair value	$4,572	$3,922

Fair value of loans more than 90 days past due	$23	$34
Fair value of loans in nonaccrual status	23	34
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	33	38

Debt
Unpaid principal balance	$5,032	$4,757
Excess unpaid principal over fair value	(228)	(307)
Fair value	$4,804	$4,450

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

Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $28 million, $(85) million and $(122) million for the years ended December 31, 2013, 2012 and 2011, respectively. The majority of the syndicated loans and debt have floating rates; as such, changes in their fair values are primarily attributable to changes in credit spreads.

Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	December 31,		December 31,
	2013	2012	2013	2012
	(in millions)
Debt of consolidated CDOs due 2016-2025	$4,804	$4,450	1.0%	0.9%
Floating rate revolving credit borrowings due 2014	305	309	2.6	2.6
Floating rate revolving credit borrowings due 2015	97	104	2.4	2.4
Floating rate revolving credit borrowings due 2017	120	118	4.5	4.5
Floating rate revolving credit borrowings due 2018	377	—	3.5	—
Floating rate revolving credit borrowings due 2019	33	—	3.0	—
Total	$5,736	$4,981

The debt of the consolidated CDOs has both fixed and floating interest rates, which range from 0% to 9.2%. The interest rates on the debt of CDOs are weighted average rates based on the outstanding principal and contractual interest rates. The carrying value of the debt of the consolidated CDOs represents the fair value of the aggregate debt. The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt of certain consolidated pooled investment vehicles managed by Threadneedle. The fair value of this debt was $932 million and $531 million as of December 31, 2013 and 2012, respectively. The consolidated pooled investment vehicles have entered into interest rate swaps and collars to manage the interest rate exposure on the floating rate revolving credit borrowings. The fair value of these derivative instruments is recorded gross and was a liability of $5 million and $17 million at December 31, 2013 and 2012, respectively. The overall effective interest rate reflecting the impact of the derivative contracts was 4.2% and 4.8% as of December 31, 2013 and 2012, respectively.

At December 31, 2013, future maturities of debt were as follows:

(in millions)
2014	$305
2015	97
2016	20
2017	708
2018	377
Thereafter	4,457
Total future maturities	$5,964

5.  Investments

The following is a summary of Ameriprise Financial investments:

	December 31,
	2013	2012
	(in millions)
Available-for-Sale securities, at fair value	$30,310	$31,472
Mortgage loans, net	3,510	3,609
Policy and certificate loans	774	754
Other investments	1,141	1,042
Total	$35,735	$36,877

 The following is a summary of net investment income:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Investment income on fixed maturities	$1,575	$1,768	$1,917
Net realized gains	7	7	6
Affordable housing partnerships	(12)	(25)	(32)
Other	99	73	64
Consolidated investment entities	220	110	91
Total net investment income	$1,889	$1,933	$2,046

 Available-for-Sale securities distributed by type were as follows:

	December 31, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$16,233	$1,330	$(97)	$17,466	$3
Residential mortgage backed securities	6,114	147	(137)	6,124	(33)
Commercial mortgage backed securities	2,612	141	(12)	2,741	—
Asset backed securities	1,459	53	(8)	1,504	—
State and municipal obligations	2,132	106	(78)	2,160	—
U.S. government and agencies obligations	47	5	—	52	—
Foreign government bonds and obligations	235	18	(8)	245	—
Common stocks	7	11	—	18	4
Total	$28,839	$1,811	$(340)	$30,310	$(26)

	December 31, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$16,628	$2,196	$(9)	$18,815	$—
Residential mortgage backed securities	5,280	261	(112)	5,429	(58)
Commercial mortgage backed securities	3,120	299	—	3,419	—
Asset backed securities	1,204	75	(4)	1,275	—
State and municipal obligations	2,034	241	(36)	2,239	—
U.S. government and agencies obligations	49	9	—	58	—
Foreign government bonds and obligations	188	36	—	224	—
Common stocks	7	6	—	13	2
Total	$28,510	$3,123	$(161)	$31,472	$(56)
(1)  Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of December 31, 2013 and 2012, investment securities with a fair value of $2.3 billion and $1.3 billion, respectively, were pledged to meet contractual obligations under derivative contracts and repurchase agreements.

At December 31, 2013 and 2012, fixed maturity securities comprised approximately 85% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At December 31, 2013 and 2012, the Company’s internal analysts rated $1.4 billion and $1.7 billion, respectively, of securities using criteria similar to those used by NRSROs.

A summary of fixed maturity securities by rating was as follows:

	December 31, 2013			December 31, 2012
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$7,562	$7,746	25%	$7,462	$8,021	26%
AA	1,587	1,707	6	1,620	1,827	6
A	6,381	6,738	22	5,456	6,069	19
BBB	11,427	12,272	41	11,939	13,575	43
Below investment grade	1,875	1,829	6	2,026	1,967	6
Total fixed maturities	$28,832	$30,292	100%	$28,503	$31,459	100%

At December 31, 2013 and 2012, approximately 45% and 35%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2013
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	181	$2,817	$(83)	12	$181	$(14)	193	$2,998	$(97)
Residential mortgage backed securities	128	2,393	(66)	113	663	(71)	241	3,056	(137)
Commercial mortgage backed securities	35	426	(10)	4	22	(2)	39	448	(12)
Asset backed securities	40	531	(7)	4	32	(1)	44	563	(8)
State and municipal obligations	169	468	(36)	14	117	(42)	183	585	(78)
Foreign government bonds and obligations	23	77	(8)	—	—	—	23	77	(8)
Total	576	$6,712	$(210)	147	$1,015	$(130)	723	$7,727	$(340)

	December 31, 2012
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	76	$801	$(6)	6	$70	$(3)	82	$871	$(9)
Residential mortgage backed securities	22	408	(5)	134	658	(107)	156	1,066	(112)
Asset backed securities	9	108	(1)	5	86	(3)	14	194	(4)
State and municipal obligations	13	34	(1)	8	113	(35)	21	147	(36)
Total	120	$1,351	$(13)	153	$927	$(148)	273	$2,278	$(161)

As part of Ameriprise Financial’s ongoing monitoring process, management determined that a majority of the change in gross unrealized losses on its Available-for-Sale securities is attributable to movement in interest rates.

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	December 31,
	2013	2012	2011
	(in millions)
Beginning balance	$176	$303	$297
Credit losses for which an other-than-temporary impairment was not previously recognized	2	2	15
Credit losses for which an other-than-temporary impairment was previously recognized	7	32	19
Reductions for securities sold during the period (realized)	(38)	(161)	(28)
Ending balance	$147	$176	$303

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

The following table presents a rollforward of the net unrealized securities gains on Available-for-Sale securities included in accumulated other comprehensive income:

	Net Unrealized Securities Gains	Deferred Income Tax	Accumulated Other Comprehensive Income Related to Net Unrealized Securities Gains
	(in millions)
Balance at January 1, 2011	$1,077	$(377)	$700
Net unrealized securities gains arising during the period (1)	572	(196)	376
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(299)	106	(193)
Balance at December 31, 2011	1,350	(467)	883	(2)
Net unrealized securities gains arising during the period (1)	911	(323)	588
Reclassification of net securities gains included in net income	(7)	2	(5)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(237)	83	(154)
Balance at December 31, 2012	2,017	(705)	1,312	(2)
Net unrealized securities losses arising during the period (1)	(1,484)	513	(971)
Reclassification of net securities gains included in net income	(7)	2	(5)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	490	(171)	319
Balance at December 31, 2013	$1,016	$(361)	$655	(2)
(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $4 million, $18 million and $75 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at December 31, 2013, 2012 and 2011, respectively.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Gross realized gains	$17	$109	$52
Gross realized losses	(1)	(65)	(18)
Other-than-temporary impairments	(9)	(37)	(34)
Total	$7	$7	$—

Other-than-temporary impairments for the years ended December 31, 2013, 2012 and 2011 primarily related to credit losses on non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity at December 31, 2013, were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,448	$1,470
Due after one year through five years	5,918	6,317
Due after five years through 10 years	6,591	6,963
Due after 10 years	4,690	5,173
	18,647	19,923
Residential mortgage backed securities	6,114	6,124
Commercial mortgage backed securities	2,612	2,741
Asset backed securities	1,459	1,504
Common stocks	7	18
Total	$28,839	$30,310

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common stocks, were not included in the maturities distribution.

6.  Financing Receivables

The Company’s financing receivables include commercial mortgage loans, syndicated loans, consumer loans, policy loans, certificate loans and margin loans. See Note 2 for information regarding the Company’s accounting policies related to loans and the allowance for loan losses.

Allowance for Loan Losses

The following tables present a rollforward of the allowance for loan losses for the years ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	December 31, 2013
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Beginning balance	$29	$7	$8	$44
Charge-offs	(3)	(1)	(3)	(7)
Recoveries	—	—	1	1
Provisions	—	—	(1)	(1)
Ending balance	$26	$6	$5	$37

Individually evaluated for impairment	$8	$—	$1	$9
Collectively evaluated for impairment	18	6	4	28

	December 31, 2012
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Beginning balance	$35	$9	$16	$60
Charge-offs	(6)	(2)	(14)	(22)
Recoveries	—	—	1	1
Provisions	—	—	5	5
Ending balance	$29	$7	$8	$44

Individually evaluated for impairment	$6	$—	$1	$7
Collectively evaluated for impairment	23	7	7	37

	December 31, 2011
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Beginning balance	$38	$10	$16	$64
Charge-offs	(2)	—	(12)	(14)
Recoveries	—	—	1	1
Provisions	(1)	(1)	11	9
Ending balance	$35	$9	$16	$60

Individually evaluated for impairment	$10	$1	$1	$12
Collectively evaluated for impairment	25	8	15	48

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	December 31, 2013
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Individually evaluated for impairment	$42	$9	$7	$58
Collectively evaluated for impairment	2,640	370	873	3,883
Total	$2,682	$379	$880	$3,941

	December 31, 2012
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Individually evaluated for impairment	$44	$2	$8	$54
Collectively evaluated for impairment	2,562	335	1,061	3,958
Total	$2,606	$337	$1,069	$4,012

As of December 31, 2013 and 2012, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $21 million and $17 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.

Purchases and sales of loans were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Purchases
Consumer loans	$—	$51	$373
Syndicated loans	158	111	194
Total loans purchased	$158	$162	$567

Sales
Consumer loans	$—	$452	$209
Syndicated loans	3	12	2
Total loans sold	$3	$464	$211

The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $22 million and $7 million as of December 31, 2013 and 2012, respectively. All other loans were considered to be performing.

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 2% of total commercial mortgage loans at both December 31, 2013 and 2012. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2013	2012	2013	2012
	(in millions)
East North Central	$251	$260	9%	10%
East South Central	71	66	3	3
Middle Atlantic	211	207	8	8
Mountain	257	272	10	10
New England	149	146	5	6
Pacific	661	597	25	23
South Atlantic	713	661	26	25
West North Central	207	232	8	9
West South Central	162	165	6	6
	2,682	2,606	100%	100%
Less: allowance for loan losses	26	29
Total	$2,656	$2,577

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2013	2012	2013	2012
	(in millions)
Apartments	$488	$450	18%	17%
Hotel	33	36	1	1
Industrial	454	474	17	18
Mixed use	36	42	1	2
Office	559	610	21	24
Retail	951	858	36	33
Other	161	136	6	5
	2,682	2,606	100%	100%
Less: allowance for loan losses	26	29
Total	$2,656	$2,577

Syndicated Loans

The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at December 31, 2013 and 2012 were $4 million and $3 million, respectively.

Consumer Loans

The Company considers the credit worthiness of borrowers (FICO score), collateral characteristic such as LTV and geographic concentration in determining the allowance for loan losses for consumer loans. At a minimum, management updates FICO scores and LTV ratios semiannually.

As of both December 31, 2013 and 2012, approximately 5% of consumer loans had FICO scores below 640. At December 31, 2013 and 2012, approximately 2% and 8%, respectively, of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for consumer loans is in California representing 38% of the portfolio as of both December 31, 2013 and 2012. No other state represents more than 10% of the total consumer loan portfolio.

Troubled Debt Restructurings

The following table presents the number of loans restructured by the Company during the period and their recorded investment at the end of the period:

	Years Ended December 31,
	2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in millions, except number of loans)
Commercial mortgage loans	8	$24	4	$13
Syndicated loans	1	—	5	2
Consumer bank loans	15	—	23	—
Total	24	$24	32	$15

The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the years ended December 31, 2013, 2012 and 2011. There are no commitments to lend additional funds to borrowers whose loans have been restructured.

7. Reinsurance

For most new life insurance policies, the Company reinsures 90% of the death benefit liability. The Company began reinsuring risks at this level in 2001 for term life insurance and 2002 for individual fixed and variable universal life insurance. Policies issued prior to these dates are not subject to these same reinsurance levels.

However, for IUL policies issued after September 1, 2013, the Company generally reinsures 50% of the death benefit liability. Similarly, the Company reinsures 50% of the death benefit and morbidity liabilities related to the RiverSource TrioSourceSM universal life product launched in 2013.

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

For existing LTC policies, the Company ceded 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”) and retained the remaining risk. For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only.

Generally, the Company retains at most $5,000 per month of risk per life on DI policies sold on policy forms introduced in most states in 2007 and reinsures the remainder of the risk on a coinsurance basis with unaffiliated reinsurance companies. The Company retains all risk for new claims on DI contracts sold on other policy forms. The Company also retains all risk on accidental death benefit claims and substantially all risk associated with waiver of premium provisions.

At December 31, 2013 and 2012, traditional life and UL insurance in force aggregated $194.1 billion and $191.4 billion, respectively, of which $142.1 billion and $138.6 billion were reinsured at the respective year ends. Life insurance in force is reported on a statutory basis.

The effect of reinsurance on premiums for the Company’s long-duration contracts was as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Direct premiums	$650	$661	$707
Reinsurance ceded	(220)	(219)	(214)
Net premiums	$430	$442	$493

The Company also reinsures a portion of the risks associated with its personal auto, home and umbrella insurance products through three types of reinsurance agreements with unaffiliated reinsurance companies. The Company purchases reinsurance with a limit of $5 million per loss and the Company retains $750,000 per loss. The Company purchases catastrophe reinsurance that, for 2012, had a limit of $110 million per event and the Company retained $20 million per event. For 2013, the Company’s catastrophe reinsurance had a limit of $125 million per event and the Company retained $20 million per event. The Company also cedes 80% of every personal umbrella loss with a limit of $5 million per loss.

The effect of reinsurance on premiums for the Company’s short-duration contracts was as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Written premiums
Direct	$900	$814	$756
Ceded	(16)	(13)	(14)
Total net written premiums	$884	$801	$742
Earned premiums
Direct	$868	$795	$741
Ceded	(16)	(14)	(14)
Total net earned premiums	$852	$781	$727

Cost of insurance and administrative charges on UL, VUL and IUL insurance are reflected in other revenues and were net of reinsurance ceded of $87 million, $79 million and $71 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Reinsurance recovered from reinsurers was $229 million, $201 million and $201 million for the years ended December 31, 2013, 2012 and 2011, respectively. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

Receivables included $2.2 billion and $2.1 billion of reinsurance recoverables as of December 31, 2013 and 2012, respectively, including $1.7 billion and $1.6 billion related to LTC risk ceded to Genworth, respectively. Included in policyholder account balances, future policy benefits and claims were $597 million and $615 million related to assumed reinsurance arrangements as of December 31, 2013 and 2012, respectively.

8. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are instead subject to impairment tests. There were no impairments for the years ended December 31, 2013, 2012 and 2011.

The changes in the carrying amount of goodwill reported in the Company’s main operating segments were as follows:

	Advice & Wealth Management	Asset Management	Annuities	Protection	Consolidated
	(in millions)
Balance at January 1, 2012	$255	$818	$46	$45	$1,164
Foreign currency translation	—	14	—	—	14
Purchase price adjustments	(2)	(2)	—	—	(4)
Balance at December 31, 2012	253	830	46	45	1,174
Foreign currency translation	—	5	—	—	5
Purchase price adjustments	(1)	(14)	—	—	(15)
Balance at December 31, 2013	$252	$821	$46	$45	$1,164

As of December 31, 2013 and 2012, the carrying amount of indefinite-lived intangible assets included $631 million and $630 million, respectively of investment management contracts. As of both December 31, 2013 and 2012, the carrying amount of indefinite-lived intangible assets included $67 million of trade names.

Definite-lived intangible assets consisted of the following:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$152	$(87)	$65	$152	$(72)	$80
Contracts	240	(167)	73	238	(146)	92
Other	155	(94)	61	151	(82)	69
Total	$547	$(348)	$199	$541	$(300)	$241

Definite-lived intangible assets acquired during the year ended December 31, 2013 were $2 million with a weighted average amortization period of 5 years. The increase to the net carrying amount of definite-lived intangible assets due to changes in foreign currency exchange rates was $1 million, $4 million and nil for the years ended December 31, 2013, 2012 and 2011, respectively. The aggregate amortization expense for definite-lived intangible assets during the years ended December 31, 2013, 2012 and 2011 was $45 million, $47 million and $45 million, respectively. In 2013, 2012 and 2011, the Company did not record any impairment charges on definite-lived intangible assets.

Estimated intangible amortization expense as of December 31, 2013 for the next five years is as follows:

(in millions)
2014	$39
2015	31
2016	25
2017	21
2018	19

9.  Deferred Acquisition Costs and Deferred Sales Inducement Costs

In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions. The impact in the third quarter of 2013 primarily reflected expected higher interest rates and changes in assumed policyholder behavior. The impact in the third quarter of 2012 and 2011 primarily reflected the low interest rate environment and for 2012, the assumption of continued low interest rates over the near-term.
The balances of and changes in DAC were as follows:

	2013	2012	2011
	(in millions)
Balance at January 1	$2,399	$2,440	$2,556
Capitalization of acquisition costs	339	313	335
Amortization, excluding the impact of valuation assumptions review	(285)	(275)	(366)
Amortization impact of valuation assumptions review	78	(11)	(31)
Impact of change in net unrealized securities losses (gains)	132	(68)	(54)
Balance at December 31	$2,663	$2,399	$2,440

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2013	2012	2011
	(in millions)
Balance at January 1	$404	$464	$545
Capitalization of sales inducement costs	5	7	9
Amortization, excluding the impact of valuation assumptions review	(48)	(45)	(70)
Amortization impact of valuation assumptions review	25	(13)	(11)
Impact of change in net unrealized securities losses (gains)	23	(9)	(9)
Balance at December 31	$409	$404	$464

10.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities

Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31,
	2013		2012
	(in millions)
Policyholder account balances
Fixed annuities	$13,826		$14,420
Variable annuity fixed sub-accounts	4,926		4,833
VUL/UL insurance	2,790		2,725
IUL insurance	315		137
Other life insurance	878		909
Total policyholder account balances	22,735		23,024
Future policy benefits
Variable annuity GMWB	(383)	(1)	799
Variable annuity GMAB	(62)	(1)	103
Other annuity liabilities	76		158
Fixed annuities life contingent liabilities	1,523		1,520
EIA	29		33
Life, DI and LTC insurance	4,739		4,703
VUL/UL and other life insurance additional liabilities	336		330
Total future policy benefits	6,258		7,646
Policy claims and other policyholders’ funds	627		547
Total policyholder account balances, future policy benefits and claims	$29,620		$31,217

(1)	Includes the value of GMWB and GMAB embedded derivatives which was a net asset at December 31, 2013 and the amount is reported as a contra liability.
Separate account liabilities consisted of the following:

	December 31,
	2013	2012
	(in millions)
Variable annuity	$70,687	$63,302
VUL insurance	6,885	6,051
Other insurance	44	42
Threadneedle investment liabilities	3,607	3,002
Total	$81,223	$72,397

Fixed Annuities

Fixed annuities include both deferred and payout contracts. Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. The Company generally invests the proceeds from the annuity payments in fixed rate securities.

The Index 500 Annuity, the Company’s EIA product, is a single premium deferred fixed annuity. The contract is issued with an initial term of seven years and interest earnings are linked to the performance of the S&P 500 Index®. This annuity has a minimum interest rate guarantee of 3% on 90% of the initial premium, adjusted for any surrenders. The Company generally invests the proceeds from the annuity deposits in fixed rate securities and hedges the equity risk with derivative instruments. See Note 16 for additional information regarding the Company’s derivative instruments. In 2007, the Company discontinued new sales of EIAs.

Variable Annuities

Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account. A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.

Most of the variable annuity contracts currently issued by the Company contain one or more guaranteed benefits, including GMWB, GMAB, GMDB and GGU provisions. The Company previously offered contracts with GMIB provisions. See Note 2 and Note 11 for additional information regarding the Company’s variable annuity guarantees. The Company does not currently hedge its risk under the GGU and GMIB provisions. See Note 16 for additional information regarding derivative instruments used to hedge risks related to GMWB, GMAB and GMDB provisions.

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

IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the S&P 500 Index (subject to a cap and floor). The policyholder may allocate all or a portion of the policy value to a fixed or indexed account.

The Company also offers term life insurance as well as disability products. The Company no longer offers standalone LTC products and whole life insurance but has in force policies from prior years. Insurance liabilities include accumulation values, unpaid reported claims, incurred but not reported claims and obligations for anticipated future claims.

Portions of the Company’s fixed and variable universal life policies have product features that result in profits followed by losses from the insurance component of the policy. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the policy. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

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

11.  Variable Annuity and Insurance Guarantees

The majority of the variable annuity contracts offered by the Company contain GMDB provisions. The Company also offers variable annuities with GGU, GMWB and GMAB provisions. The Company previously offered contracts containing GMIB provisions. See Note 2 and Note 10 for additional information regarding the Company’s variable annuity guarantees.

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

The Company has GMWB riders in force, which contain one or more of the following provisions:

•	Withdrawals at a specified rate per year until the amount withdrawn is equal to the guaranteed amount.

•	Withdrawals at a specified rate per year for the life of the contractholder (“GMWB for life”).

•	Withdrawals at a specified rate per year for joint contractholders while either is alive.

•	Withdrawals based on performance of the contract.

•	Withdrawals based on the age withdrawals begin.

•	Once withdrawals begin, the contractholder’s funds are moved to one of the three least aggressive asset allocation models.

•	Credits are applied annually for a specified number of years to increase the guaranteed amount as long as withdrawals have not been taken.

Variable annuity contractholders age 79 or younger at contract issue can also obtain a principal-back guarantee by purchasing the optional GMAB rider for an additional charge. The GMAB rider guarantees that, regardless of market performance at the end of the 10-year waiting period, the contract value will be no less than the original investment or 80% of the highest anniversary value, adjusted for withdrawals. If the contract value is less than the guarantee at the end of the 10 -year period, a lump sum will be added to the contract value to make the contract value equal to the guarantee value. As of April 2012, clients who purchase a GMWB or GMAB rider are invested in one or more of four Portfolio Stabilizer managed volatility funds designed to pursue total return while seeking to mitigate exposure to market volatility.

Certain UL policies offered by the Company provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	December 31, 2013				December 31, 2012
Variable Annuity Guarantees by Benefit Type(1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$52,616	$50,790	$28	64	$45,697	$43,942	$61	63
Five/six-year reset	11,220	8,663	42	64	11,233	8,722	115	63
One-year ratchet	7,676	7,261	38	65	7,367	6,933	106	65
Five-year ratchet	1,781	1,725	1	62	1,616	1,563	3	61
Other	1,015	996	36	69	912	885	62	68
Total — GMDB	$74,308	$69,435	$145	64	$66,825	$62,045	$347	63

GGU death benefit	$1,052	$998	$121	64	$958	$907	$93	63

GMIB	$413	$389	$8	66	$425	$399	$15	66

GMWB:
GMWB	$3,936	$3,921	$1	67	$3,898	$3,880	$3	66
GMWB for life	34,069	33,930	77	64	28,588	28,462	104	64
Total — GMWB	$38,005	$37,851	$78	64	$32,486	$32,342	$107	64

GMAB	$4,194	$4,181	$2	58	$3,773	$3,762	$5	57
(1) Individual variable annuity contracts may have more than one guarantee and therefore may be included in more than one benefit type. Variable annuity contracts for which the death benefit equals the account value are not shown in this table.

The net amount at risk for GMDB, GGU and GMAB guarantees is defined as the current guaranteed benefit amount in excess of the current contract value. The net amount at risk for GMIB and GMWB guarantees is defined as the greater of the present value of the minimum guaranteed withdrawal payments less the current contract value or zero. The present value is calculated using a discount rate that is consistent with assumptions embedded in the Company’s annuity pricing models. The Company previously defined the net amount at risk for GMIB and GMWB guarantees as the guaranteed benefit amount in excess of the contract value. The previously disclosed net amount at risk for GMIB and GMWB guarantees was $72 million and $297 million, respectively, as of December 31, 2012. The Company believes the revised definition of net amount at risk for GMIB and GMWB guarantees is more representative of the potential economic exposure of the guarantees.

The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	December 31, 2013		December 31, 2012
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$5,674	62	$5,060	61

The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder value.

Changes in variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB(1)	GMAB(1)	UL
	(in millions)
Balance at January 1, 2011	$5	$8	$337	$104	$68
Incurred claims	10	2	1,040	133	53
Paid claims	(10)	(1)	—	—	(10)
Balance at December 31, 2011	5	9	1,377	237	111
Incurred claims	6	1	(578)	(134)	57
Paid claims	(7)	(1)	—	—	(13)
Balance at December 31, 2012	4	9	799	103	155
Incurred claims	4	(2)	(1,182)	(165)	67
Paid claims	(4)	(1)	—	—	(16)
Balance at December 31, 2013	$4	$6	$(383)	$(62)	$206
(1) The incurred claims for GMWB and GMAB represent the total change in the liabilities.

The liabilities for guaranteed benefits are supported by general account assets.

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2013	2012
	(in millions)
Mutual funds:
Equity	$39,195	$33,037
Bond	26,519	26,849
Other	3,764	2,324
Total mutual funds	$69,478	$62,210

No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2013, 2012 and 2011.

12. Customer Deposits

Customer deposits consisted of the following:

	December 31,
	2013	2012
	(in millions)
Fixed rate certificates	$3,338	$2,807
Stock market certificates	611	666
Stock market embedded derivative reserve	7	8
Other	28	31
Less: accrued interest classified in other liabilities	(10)	(10)
Total investment certificate reserves	3,974	3,502
Brokerage deposits	3,088	3,024
Total	$7,062	$6,526

Investment Certificates

The Company offers fixed rate investment certificates primarily in amounts ranging from $1,000 to $2 million with interest crediting rate terms ranging from 3 to 36 months. Investment certificates may be purchased either with a lump sum payment or installment payments. Certificate owners are entitled to receive, at maturity, a definite sum of money. Payments from certificate owners are credited to investment certificate reserves. Investment certificate reserves generally accumulate interest at specified percentage rates. Reserves are maintained for advance payments made by certificate owners, accrued interest thereon and for additional credits in excess of minimum guaranteed rates and accrued interest thereon. On certificates allowing for the deduction of a surrender charge, the cash surrender values may be less than accumulated investment certificate reserves prior to maturity dates. Cash surrender values on certificates allowing for no surrender charge are equal to certificate reserves. The Company generally invests the proceeds from investment certificates in fixed and variable rate securities.
Certain investment certificate products have returns tied to the performance of equity markets. The Company guarantees the principal for purchasers who hold the certificate for the full 52-week term and purchasers may participate in increases in the stock market based on the S&P 500 Index, up to a maximum return. Purchasers can choose 100% participation in the market index up to the cap or 25% participation plus fixed interest with a combined total up to the cap. Current first term certificates have maximum returns of 1.0% to 2.0%. The equity component of these certificates is considered an embedded derivative and is accounted for separately. See Note 16 for additional information about derivative instruments used to economically hedge the equity price risk related to the Company’s stock market certificates.

Brokerage Deposits

Brokerage deposits are amounts payable to brokerage customers related to free credit balances, funds deposited by customers and funds accruing to customers as a result of trades or contracts. The Company pays interest on certain customer credit balances and the interest is included in banking and deposit interest expense.

13. Debt

The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance				Stated Interest Rate
	December 31,				December 31,
	2013		2012		2013	2012
	(in millions)
Long-term debt:
Senior notes due 2015	$366	(1)	$750	(1)	5.7%	5.7%
Senior notes due 2019	327	(1)	347	(1)	7.3	7.3
Senior notes due 2020	783	(1)	812	(1)	5.3	5.3
Senior notes due 2023	750		—		4.0	—
Senior notes due 2039	200		200		7.8	7.8
Junior subordinated notes due 2066	294		294		7.5	7.5
Total long-term debt	2,720		2,403

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	450		—		0.3	—
Repurchase agreements	50		501		0.3	0.4
Total short-term borrowings	500		501
Total	$3,220		$2,904
(1) Amounts include adjustments for fair value hedges on the Company’s long-term debt. See Note 16 for information on the Company’s fair value hedges.

Long-Term Debt

The amounts included in the table above are net of any unamortized discount and premium associated with issuing these notes.

On November 13, 2013, the Company issued $150 million of unsecured senior notes due October 15, 2023, and incurred debt issuance costs of $1 million. These notes form part of the series of senior notes due 2023 along with other notes of this series issued on September 6, 2013. Interest payments are due semi-annually in arrears on April 15 and October 15, commencing April 15, 2014.

In October 2013, the Company issued a notice of redemption for $350 million of its senior notes due November 2015. The notes were redeemed pursuant to the terms of the indenture at the principal value plus an aggregate premium and accrued interest to the redemption date. The redemption date of the notes was November 4, 2013. The Company recorded a net pretax loss of $19 million on the redemption of the notes in the fourth quarter of 2013.

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

On May 26, 2006, the Company issued $500 million of unsecured junior subordinated notes, which mature June 1, 2066, and incurred debt issuance costs of $6 million. For the initial 10-year period, the junior notes carry a fixed interest rate of 7.5% payable semi-annually in arrears on June 1 and December 1. From June 1, 2016 until the maturity date, interest on the junior notes will accrue at an annual rate equal to the three-month LIBOR plus a margin equal to 290.5 basis points, payable quarterly in arrears. The Company has the option to defer interest payments, subject to certain limitations. In addition, interest payments are mandatorily deferred if the Company does not meet specified capital adequacy, net income or shareholders’ equity levels. As of December 31, 2013 and 2012, the Company had met the specified levels.

On November 23, 2005, the Company issued $1.5 billion of unsecured senior notes including $800 million of five-year notes which matured November 15, 2010 and 10-year notes which mature November 15, 2015, and incurred debt issuance costs of $7 million. Interest payments are due semi-annually on May 15 and November 15.

The Company’s senior notes due 2015, 2019, 2020 and 2023 may be redeemed, in whole or in part, at any time prior to maturity at a price equal to the greater of the principal amount and the present value of remaining scheduled payments, discounted to the redemption date, plus accrued and unpaid interest. The Company’s senior notes due 2039 may be redeemed, in whole or in part, on or after June 15, 2014 at a price equal to the principal amount, plus accrued and unpaid interest to the redemption date.

The Company’s junior subordinated notes due 2066 may be redeemed, in whole or in part, on or after June 1, 2016 at a price equal to the principal amount plus accrued and compounded interest, provided that if the notes are not redeemed in whole, at least $50 million aggregate principal amount of notes (excluding notes held by the Company) remain outstanding after the redemption. Otherwise, the Company’s junior subordinated notes due 2066 are redeemable in whole at any time, subject to make whole provisions, which are equal to the principal amount plus the present value of interest payments based on the terms of the note.

The Company’s junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants at both December 31, 2013 and 2012.

At December 31, 2013, future maturities of Ameriprise Financial long-term debt were as follows:

(in millions)
2014	$—
2015	350
2016	—
2017	—
2018	—
Thereafter	2,294
Total future maturities	$2,644

Short-term Borrowings

The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings. The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $52 million and $518 million at December 31, 2013 and 2012, respectively. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.

The Company’s insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. In 2013, the Company began to borrow short-term funds under these FHLB advances. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $574 million at December 31, 2013. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.

On September 30, 2013, the Company entered into a restated credit agreement for $500 million expiring on September 28, 2018. Under the terms of the agreement, the Company may increase the amount of this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under the agreement are reduced by any outstanding letters of credit. The Company had no borrowings outstanding under this facility and outstanding letters of credit issued against this facility were $2 million as of December 31, 2013.

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

Valuation Hierarchy

The Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:
Level 1    Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$12	$1,841	$—	$1,853
Available-for-Sale securities:
Corporate debt securities	—	15,826	1,640	17,466
Residential mortgage backed securities	—	5,937	187	6,124
Commercial mortgage backed securities	—	2,711	30	2,741
Asset backed securities	—	1,244	260	1,504
State and municipal obligations	—	2,160	—	2,160
U.S. government and agencies obligations	17	35	—	52
Foreign government bonds and obligations	—	245	—	245
Common stocks	5	7	6	18
Total Available-for-Sale securities	22	28,165	2,123	30,310
Trading securities	3	32	2	37
Separate account assets	—	81,223	—	81,223
Other assets:
Interest rate derivative contracts	—	1,570	—	1,570
Equity derivative contracts	265	1,576	—	1,841
Credit derivative contracts	—	3	—	3
Foreign currency derivative contracts	2	2	—	4
Total other assets	267	3,151	—	3,418
Total assets at fair value	$304	$114,412	$2,125	$116,841

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	125	125
GMWB and GMAB embedded derivatives	—	—	(575)	(575)	(2)
Total policyholder account balances, future policy benefits and claims	—	5	(450)	(445)	(1)
Customer deposits	—	7	—	7
Other liabilities:
Interest rate derivative contracts	—	1,693	—	1,693
Equity derivative contracts	550	2,565	—	3,115
Other	—	12	—	12
Total other liabilities	550	4,270	—	4,820
Total liabilities at fair value	$550	$4,282	$(450)	$4,382
(1) The Company’s adjustment for nonperformance risk resulted in a $150 million cumulative decrease to the embedded derivatives.
(2) The fair value of the GMWB and GMAB embedded derivatives was a net asset at December 31, 2013 and the amount is reported as a contra liability.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$18	$1,539	$—	$1,557
Available-for-Sale securities:
Corporate debt securities	—	17,051	1,764	18,815
Residential mortgage backed securities	—	5,145	284	5,429
Commercial mortgage backed securities	—	3,213	206	3,419
Asset backed securities	—	1,097	178	1,275
State and municipal obligations	—	2,239	—	2,239
U.S. government and agencies obligations	19	39	—	58
Foreign government bonds and obligations	—	224	—	224
Common stocks	3	4	6	13
Other debt obligations	—	—	—	—
Total Available-for-Sale securities	22	29,012	2,438	31,472
Trading securities	1	24	—	25
Separate account assets	—	72,397	—	72,397
Other assets:
Interest rate derivative contracts	—	2,358	—	2,358
Equity derivative contracts	285	973	—	1,258
Credit derivative contracts	—	—	—	—
Foreign currency derivative contracts	—	6	—	6
Commodity derivative contracts	—	1	—	1
Total other assets	285	3,338	—	3,623
Total assets at fair value	$326	$106,310	$2,438	$109,074

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$2	$—	$2
IUL embedded derivatives	—	—	45	45
GMWB and GMAB embedded derivatives	—	—	833	833
Total policyholder account balances, future policy benefits and claims	—	2	878	880	(1)
Customer deposits	—	8	—	8
Other liabilities:
Interest rate derivative contracts	—	1,486	—	1,486
Equity derivative contracts	258	1,565	—	1,823
Foreign currency derivative contracts	1	—	—	1
Other	1	3	—	4
Total other liabilities	260	3,054	—	3,314
Total liabilities at fair value	$260	$3,064	$878	$4,202

(1) The Company’s adjustment for nonperformance risk resulted in a $398 million cumulative decrease to the embedded derivatives.

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities								Policyholder Account Balances, Future Policy Benefits and Claims
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total		Trading Securities	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2013	$1,764	$284	$206	$178	$6	$2,438		$—	$(45)		$(833)		$(878)
Total gains (losses) included in:
Net income	(3)	—	—	2	—	(1)	(1)	—	(19)	(2)	1,617	(3)	1,598
Other comprehensive income	(41)	—	(6)	9	1	(37)		—	—		—		—
Purchases	135	335	25	259	—	754		2	—		—		—
Sales	—	—	—	—	—	—		—	—		—		—
Issues	—	—	—	—	—	—		—	(62)		(228)		(290)
Settlements	(215)	(18)	(36)	(5)	—	(274)		—	1		19		20
Transfers into Level 3	—	—	—	8	—	8		—	—		—		—
Transfers out of Level 3	—	(414)	(159)	(191)	(1)	(765)		—	—		—		—
Balance, December 31, 2013	$1,640	$187	$30	$260	$6	$2,123		$2	$(125)		$575		$450

Changes in unrealized gains (losses) relating to assets and liabilities held at December 31, 2013 included in:
Net investment income	$(3)	$—	$—	$2	$—	$(1)		$—	$—		$—		$—
Interest credited to fixed accounts	—	—	—	—	—	—		—	(19)		—		(19)
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—	—		1,598		1,598
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

	Available-for-Sale Securities							Policyholder Account Balances, Future Policy Benefits and Claims
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2012	$1,355	$215	$50	$189	$5	$1,814		$—		$(1,585)		$(1,585)
Total gains (losses) included in:
Net income	(1)	(45)	1	3	—	(42)	(1)	8	(2)	948	(3)	956
Other comprehensive income	12	68	8	1	—	89		—		—		—
Purchases	543	309	20	—	2	874		—		—		—
Sales	—	(75)	(19)	(18)	—	(112)		—		—		—
Issues	—	—	—	—	—	—		(31)		(188)		(219)
Settlements	(155)	(56)	(3)	(19)	—	(233)		—		(8)		(8)
Transfers into Level 3	10	42	183	22	—	257		(22)		—		(22)
Transfers out of Level 3	—	(174)	(34)	—	(1)	(209)		—		—		—
Balance, December 31, 2012	$1,764	$284	$206	$178	$6	$2,438		$(45)		$(833)		$(878)

Changes in unrealized gains (losses) relating to assets and liabilities held at December 31, 2012 included in:
Net investment income	$(1)	$—	$1	$2	$—	$2		$—		$—		$—
Interest credited to fixed accounts	—	—	—	—	—	—		8		—		8
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—		908		908
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

	Available-for-Sale Securities							Policyholder Account Balances, Future Policy Benefits and Claims
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total		GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, January 1, 2011	$1,325	$4,532	$51	$191	$5	$6,104		$(421)
Total gains (losses) included in:
Net income	7	53	—	3	—	63	(1)	(1,007)	(2)
Other comprehensive income	11	(118)	—	(10)	—	(117)		—
Purchases	189	556	104	118	—	967		—
Sales	(51)	(2)	—	—	—	(53)		—
Issues	—	—	—	—	—	—		(149)
Settlements	(122)	(943)	(4)	(29)	—	(1,098)		(8)
Transfers into Level 3	7	—	1	14	—	22		—
Transfers out of Level 3	(11)	(3,863)	(102)	(98)	—	(4,074)		—
Balance, December 31, 2011	$1,355	$215	$50	$189	$5	$1,814		$(1,585)

Changes in unrealized gains (losses) relating to assets and liabilities held at December 31, 2011 included in:
Net investment income	$—	$(33)	$—	$2	$—	$(31)		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		(1,035)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(168) million, $(71) million and $216 million, net of DAC, DSIC and unearned revenue amortization and the reinsurance accrual, for the years ended December 31, 2013, 2012 and 2011, respectively.

During the years ended December 31, 2012 and 2011, transfers from Level 3 included certain non-agency residential mortgage backed securities with a fair value of approximately $146 million and $3.9 billion, respectively. The transfers reflect improved pricing transparency of these securities, a continuing trend of increased activity in the non-agency residential mortgage backed securities market and observability of significant inputs to the valuation methodology. All other securities transferred from Level 3 represent securities with fair values that are now obtained from a third party pricing service with observable inputs. Securities transferred to Level 3 represent securities with fair values that are now based on a single non-binding broker quote. The transfer of the IUL embedded derivatives to Level 3 is due to the impact of the unobservable inputs to the valuation becoming more significant during 2012. The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. For assets and liabilities held at the end of the reporting periods that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,589	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	–	5.3%	1.5%
IUL embedded derivatives	$125	Discounted cash flow	Nonperformance risk (3)	74		bps
GMWB and GMAB embedded derivatives	$(575)	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	51.1%
			Surrender rate	0.1%	–	57.9%
			Market volatility (2)	4.9%	–	18.8%
			Nonperformance risk (3)	74		bps
			Elective contractholder strategy allocations (4)	0.0%	–	50.0%

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,712	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	–	8.5%	2.1%
IUL embedded derivatives	$45	Discounted cash flow	Nonperformance risk (3)	97		bps
GMWB and GMAB embedded derivatives	$833	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	56.4%
			Surrender rate	0.0%	–	56.3%
			Market volatility (2)	5.6%	–	21.2%
			Nonperformance risk (3)	97		bps
(1) The utilization of guaranteed withdrawals represents the percentage of policyholders that will begin withdrawing in any given year.
(2) Market volatility is implied volatility of fund of funds and managed volatility funds.
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

Significant increases (decreases) in utilization, surrender rate and volatility used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would result in a significantly lower (higher) asset value, possibly creating a liability. Significant increases (decreases) in nonperformance risk and elective investment allocation model used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would result in a significantly higher (lower) asset value. Utilization of guaranteed withdrawals and surrender rates vary with the type of rider, the duration of the policy, the age of the contractholder, the distribution system and whether the value of the guaranteed benefit exceeds the contract accumulation value.

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

Other Assets

Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at December 31, 2013 and 2012. See Note 15 and Note 16 for further information on the credit risk of derivative instruments and related collateral.

Liabilities

Policyholder Account Balances, Future Policy Benefits and Claims

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

Other Liabilities

Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at December 31, 2013 and 2012. See Note 15 and Note 16 for further information on the credit risk of derivative instruments and related collateral.

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

	December 31, 2013
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,510	$—	$—	$3,490	$3,490
Policy and certificate loans	774	—	1	765	766
Receivables	1,141	107	1,026	8	1,141
Restricted and segregated cash	2,360	2,360	—	—	2,360
Other investments and assets	440	—	368	73	441

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,106	$—	$—	$14,724	$14,724
Investment certificate reserves	3,977	—	—	3,982	3,982
Brokerage customer deposits	3,088	3,088	—	—	3,088
Separate account liabilities	4,007	—	4,007	—	4,007
Debt and other liabilities	3,416	137	3,372	134	3,643

	December 31, 2012
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,609	$—	$—	$3,694	$3,694
Policy and certificate loans	754	—	2	725	727
Receivables	1,067	135	926	12	1,073
Restricted and segregated cash	2,538	2,538	—	—	2,538
Other investments and assets	390	—	333	60	393

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,701	$—	$—	$15,982	$15,982
Investment certificate reserves	3,504	—	—	3,494	3,494
Brokerage customer deposits	3,024	3,024	—	—	3,024
Separate account liabilities	3,362	—	3,362	—	3,362
Debt and other liabilities	3,033	145	3,109	142	3,396

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

The fair value of future funding commitments to affordable housing partnerships is determined by discounting cash flows. The fair value of these commitments includes an adjustment for the Company’s nonperformance risk and is classified as Level 3 due to the use of the significant unobservable input.

Securities loaned require the borrower to deposit cash or collateral with the Company. As the market value of the securities loaned is monitored daily, the carrying value is a reasonable estimate of fair value. Securities loaned are classified as Level 1 as the fair value of the underlying securities is based on unadjusted prices for identical assets.

15.  Offsetting Assets and Liabilities

Certain financial instruments and derivative instruments are eligible for offset in the Consolidated Balance Sheets. The Company’s derivative instruments, repurchase agreements and securities borrowing and lending agreements are subject to master netting arrangements and collateral arrangements and qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. Securities borrowed and loaned result from transactions between the Company’s broker dealer subsidiary and other financial institutions and are recorded at the amount of cash collateral advanced or received. The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,337	$—	$3,337	$(3,227)	$(75)	$(15)	$20
OTC cleared	21	—	21	(20)	(1)	—	—
Exchange-traded	60	—	60	—	—	—	60
Total derivatives	3,418	—	3,418	(3,247)	(76)	(15)	80
Securities borrowed	107	—	107	(15)	—	(90)	2
Total	$3,525	$—	$3,525	$(3,262)	$(76)	$(105)	$82

	December 31, 2012
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,527	$—	$3,527	$(2,706)	$(428)	$(355)	$38
Exchange-traded	96	—	96	—	—	—	96
Total derivatives	3,623	—	3,623	(2,706)	(428)	(355)	134
Securities borrowed	135	—	135	(66)	—	(68)	1
Total	$3,758	$—	$3,758	$(2,772)	$(428)	$(423)	$135

(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$4,786	$—	$4,786	$(3,227)	$—	$(1,498)	$61
OTC cleared	22	—	22	(20)	(2)	—	—
Total derivatives	4,808	—	4,808	(3,247)	(2)	(1,498)	61
Securities loaned	136	—	136	(15)	—	(117)	4
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$4,994	$—	$4,994	$(3,262)	$(2)	$(1,665)	$65

	December 31, 2012
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
OTC derivatives	$3,310	$—	$3,310	$(2,706)	$(67)	$(531)	$6
Securities loaned	145	—	145	(66)	—	(77)	2
Repurchase agreements	501	—	501	—	—	(501)	—
Total	$3,956	$—	$3,956	$(2,772)	$(67)	$(1,109)	$8

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

The Company’s freestanding derivative instruments are reflected in other assets and other liabilities. Repurchase agreements are reflected in short-term borrowings. Securities borrowing and lending agreements are reflected in receivables and other liabilities, respectively. See Note 16 for additional disclosures related to the Company’s derivative instruments, Note 13 for additional disclosures related to the Company’s repurchase agreements and Note 4 for information related to derivatives held by consolidated investment entities.

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

The Company’s freestanding derivatives are recorded at fair value and are reflected in other assets or other liabilities. The Company’s freestanding derivative instruments are all subject to master netting arrangements. The Company’s policy on the recognition of derivatives on the Consolidated Balance Sheets is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. See Note 15 for additional information regarding the estimated fair value of the Company’s freestanding derivatives after considering the effect of master netting arrangements and collateral.

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Assets			Liabilities
	Balance Sheet Location	December 31,		Balance Sheet Location	December 31,
		2013	2012		2013		2012
		(in millions)			(in millions)
Derivatives designated as hedging instruments
Fair value hedges
Fixed rate debt	Other assets	$82	$167	Other liabilities	$—		$—
Total qualifying hedges		82	167		—		—

Derivatives not designated as hedging instruments
GMWB and GMAB
Interest rate contracts	Other assets	1,484	2,191	Other liabilities	1,672		1,486
Equity contracts	Other assets	1,741	1,215	Other liabilities	3,028		1,792
Credit contracts	Other assets	3	—	Other liabilities	—		—
Foreign currency contracts	Other assets	2	6	Other liabilities	—		—
Embedded derivatives (1)	N/A	—	—	Policyholder account balances, future policy benefits and claims	(575)	(2)	833
Total GMWB and GMAB		3,230	3,412		4,125		4,111
Other derivatives:
Interest rate
Macro hedge program	Other assets	4	—	Other liabilities	21		—
Equity
Macro hedge program	Other assets	—	—	Other liabilities	8		—
EIA embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	5		2
IUL	Other assets	27	6	Other liabilities	13		1
IUL embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	125		45
Stock market certificates	Other assets	73	37	Other liabilities	66		30
Stock market certificates embedded derivatives	N/A	—	—	Customer deposits	7		8
Foreign exchange
Foreign currency	Other assets	2	—	Other liabilities	—		1
Commodity
Seed money	Other assets	—	1	Other liabilities	—		—
Total other		106	44		245		87
Total non-designated hedges		3,336	3,456		4,370		4,198
Total derivatives		$3,418	$3,623		$4,370		$4,198
N/A  Not applicable.

(1)	The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

(2)	The fair value of the GMWB and GMAB embedded derivatives was a net asset at December 31, 2013 and the amount is reported as a contra liability.

See Note 14 for additional information regarding the Company’s fair value measurement of derivative instruments.

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Years Ended December 31,
		2013	2012	2011
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$(742)	$17	$709
Equity contracts	Benefits, claims, losses and settlement expenses	(1,103)	(1,218)	326
Credit contracts	Benefits, claims, losses and settlement expenses	6	(2)	(12)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	26	(1)	(2)
Embedded derivatives (1)	Benefits, claims, losses and settlement expenses	1,408	752	(1,165)
Total GMWB and GMAB		(405)	(452)	(144)

Other derivatives:
Interest rate
Macro hedge program	Benefits, claims, losses and settlement expenses	(15)	—	—
Bank assets	Net investment income	—	(7)	—
Tax hedge	Net investment income	—	1	—
Interest rate lock commitments	Other revenues	—	—	(1)
Seed money	Net investment income	2	—	—
Equity
Macro hedge program	Benefits, claims, losses and settlement expenses	(8)	—	—
IUL	Interest credited to fixed accounts	11	1	1
IUL embedded derivatives	Interest credited to fixed accounts	16	(4)	(3)
EIA	Interest credited to fixed accounts	3	1	(1)
EIA embedded derivatives	Interest credited to fixed accounts	(3)	1	1
Stock market certificates	Banking and deposit interest expense	7	6	1
Stock market certificates embedded derivatives	Banking and deposit interest expense	(6)	(5)	—
Seed money	Net investment income	(17)	(6)	4
Ameriprise Financial Franchise Advisor Deferred Compensation Plan	Distribution expenses	—	5	(4)
Deferred compensation	Distribution expenses	9	—	—
Deferred compensation	General and administrative expense	5	—	—
Foreign exchange
Seed money	General and administrative expense	—	—	(1)
Foreign currency	Net investment income	(2)	—	(3)
Commodity
Seed money	Net investment income	1	—	1
Total other		3	(7)	(5)
Total derivatives		$(402)	$(459)	$(149)

(1)	The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.

Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps, variance swaps and credit default swaps. At December 31, 2013 and 2012, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $144.5 billion and $142.1 billion, respectively.

The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2014	$378	$86
2015	349	67
2016	305	51
2017	240	45
2018	196	56
2019-2027	601	79
Total	$2,069	$384

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

Beginning in the fourth quarter of 2013, the Company established a macro hedge program which uses a combination of options and/or swaps to provide protection against the statutory tail scenario risk arising from variable annuity reserves on our statutory surplus. The program also covers some of the residual risks not covered by other hedging activities. The gross notional amount of these derivative contracts was $710 million at December 31, 2013.

EIA, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $1.5 billion and $1.3 billion at December 31, 2013 and 2012, respectively.

The Company enters into futures and commodity swaps to manage its exposure to price risk arising from seed money investments in proprietary investment products. The gross notional amount of these contracts was $111 million and $146 million at December 31, 2013 and 2012, respectively.

The Company enters into foreign currency forward contracts to economically hedge its exposure to certain receivables and obligations denominated in non-functional currencies. The gross notional amount of these contracts was $30 million and $14 million at December 31, 2013 and 2012, respectively.

The Company enters into futures contracts to economically hedge its exposure related to compensation plans. The gross notional amount of these contracts was $224 million and $5 million at December 31, 2013 and 2012, respectively.

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

During the year ended December 31, 2012, the Company reclassified from accumulated other comprehensive income into earnings a $3 million gain on an interest rate hedge put in place in anticipation of issuing debt. The gain was reclassified due to the forecasted transaction not occurring according to the original hedge strategy. For the years ended December 31, 2013, 2012 and 2011, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were $1 million, $1 million, and nil, respectively. The estimated net amount of existing pretax losses as of December 31, 2013 that the Company expects to reclassify to earnings within the next twelve months is $1 million, which consists of $5 million of pretax gains to be recorded as a reduction to interest and debt expense and $6 million of pretax losses to be recorded in net investment income. The following tables present the impact of the effective portion of the Company’s cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
	December 31,
Derivatives designated as hedging instruments	2013	2012	2011
	(in millions)
Interest on debt	$—	$14	$(11)
Asset-based distribution fees	—	—	1
Total	$—	$14	$(10)

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	December 31,
	2013	2012	2011
	(in millions)
Other revenues	$—	$3	$27
Interest and debt expense	4	4	4
Distribution fees	—	—	9
Net investment income	(5)	(6)	(6)
Total	$(1)	$1	$34

The following is a summary of unrealized derivatives gains (losses) included in accumulated other comprehensive income related to cash flow hedges:

	2013	2012	2011
	(in millions)
Net unrealized derivatives gains (losses) at January 1	$(2)	$(11)	$18
Holding gains (losses)	—	14	(10)
Reclassification of realized (gains) losses	1	(1)	(34)
Income tax benefit (provision)	—	(4)	15
Net unrealized derivatives losses at December 31	$(1)	$(2)	$(11)

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

Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Amount of Gain Recognized in Income on Derivatives
		December 31,
		2013	2012	2011
		(in millions)
Fixed rate debt	Interest and debt expense	$57	$37	$41

Included in the table above is an $18 million gain from the partial settlement of the fair value hedge on the Company’s senior notes due November 2015, as a result of redeeming $350 million of the notes in the fourth quarter of 2013.

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. See Note 15 for additional information on the Company’s credit exposure related to derivative assets.

Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At December 31, 2013 and 2012, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $1.0 billion and $364 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2013 and 2012 was $959 million and $360 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at December 31, 2013 and 2012 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $56 million and $4 million, respectively.

17. Share-Based Compensation

The Company’s share-based compensation plans consist of the Amended and Restated Ameriprise Financial 2005 Incentive Compensation Plan (the “2005 ICP”), the Ameriprise Financial 2008 Employment Incentive Equity Award Plan (the “2008 Plan”), the Ameriprise Financial Franchise Advisor Deferred Compensation Plan (“Franchise Advisor Deferral Plan”), the Ameriprise Advisor Group Deferred Compensation Plan (“Advisor Group Deferral Plan”) and the Threadneedle Equity Incentive Plan (“EIP”).

The components of the Company’s share-based compensation expense, net of forfeitures, were as follows:

	December 31,
	2013	2012	2011
	(in millions)
Stock option	$36	$40	$43
Restricted stock(1)	46	40	50
Restricted stock units	61	54	52
Liability awards	31	14	13
Total	$174	$148	$158
(1) Includes $10 million, $11 million and $19 million of expense related to EIP for the years ended December 31, 2013, 2012 and 2011, respectively.

For the years ended December 31, 2013, 2012 and 2011, total income tax benefit recognized by the Company related to share-based compensation expense was $60 million, $51 million and $53 million, respectively.

As of December 31, 2013, there was $84 million of total unrecognized compensation cost related to non-vested awards under the Company’s share-based compensation plans, which is expected to be recognized over a weighted-average period of 2.1 years.

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

Ameriprise Financial 2008 Employment Incentive Equity Award Plan

The 2008 Plan is designed to align employees’ interests with those of the shareholders of the Company and attract and retain new employees. The 2008 Plan provides for the grant of equity incentive awards to new employees, primarily those, who became employees in connection with a merger or acquisition, including stock options, restricted stock awards, restricted stock units, and other equity-based awards designed to comply with the applicable federal and foreign regulations and laws of jurisdiction. Under the 2008 Plan, a maximum of 6.0 million shares may be issued.

Stock Options

Stock options granted under the 2005 ICP and the 2008 Plan have an exercise price not less than 100% of the current fair market value of a share of the Company’s common stock on the grant date and a maximum term of 10 years. Stock options granted generally vest ratably over three to four years. Vesting of option awards may be accelerated based on age and length of service. Stock options granted are expensed on a straight-line basis over the option vesting period based on the estimated fair value of the awards on the date of grant using a Black-Scholes option-pricing model.

The following weighted average assumptions were used for stock option grants:

	2013	2012	2011
Dividend yield	3.0%	2.0%	1.3%
Expected volatility	41%	45%	44%
Risk-free interest rate	0.9%	0.8%	2.3%
Expected life of stock option (years)	5.0	5.0	5.0

The dividend yield assumption represents the Company’s expected dividend yield based on its historical dividend payouts and management’s expectations. The expected volatility is based on the Company’s historical and implied volatilities. The risk-free interest rate for periods within the expected option life is based on the U.S. Treasury yield curve at the grant date. The expected life of the option is based on the Company’s past experience and other considerations.

The weighted average grant date fair value for options granted during 2013, 2012 and 2011 was $18.16, $18.15 and $21.38, respectively.

A summary of the Company’s stock option activity for 2013 is presented below (shares and intrinsic value in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	15.0	$43.91	5.9	$281
Granted	1.6	65.64
Exercised	(7.1)	36.64
Forfeited	(0.1)	58.52
Outstanding at December 31	9.4	53.03	5.2	583
Exercisable at December 31	6.0	48.96	5.0	394

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $299 million, $153 million and $58 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Restricted Stock Awards

Restricted stock awards granted under the 2005 ICP and 2008 Plan generally vest ratably over three to four years or at the end of five years. Vesting of restricted stock awards may be accelerated based on age and length of service. Compensation expense for restricted stock awards is based on the market price of Ameriprise Financial common stock on the date of grant and is amortized on a straight-line basis over the vesting period. Quarterly dividends are paid on restricted stock, as declared by the Company’s Board of Directors, during the vesting period and are not subject to forfeiture.

Restricted Stock Units and Deferred Share Units

The 2005 ICP provides for the grant of deferred share units to non-employee directors of the Company and the 2005 ICP and 2008 Plan provide for the grant of restricted stock units to employees. The director awards are fully vested upon issuance and are settled for Ameriprise Financial common stock upon the director’s termination of service. The employee awards generally vest ratably over three to four years. Compensation expense for deferred share units and restricted stock units is based on the market price of Ameriprise Financial stock on the date of grant. Restricted stock units granted to employees are expensed on a straight-line basis over the vesting period or on an accelerated basis if certain age and length of service requirements are met. Deferred share units granted to non-employee directors are expensed immediately. Dividends are paid on restricted stock units, as declared by the Company’s Board of Directors, during the vesting period and are not subject to forfeiture. Dividend equivalents are issued on deferred share units, as dividends are declared by the Company's Board of Directors, until distribution and are not subject to forfeiture.

Ameriprise Financial Deferred Compensation Plan

The Ameriprise Financial Deferred Compensation Plan (“DCP”) under the 2005 ICP gives certain employees the choice to defer a portion of their eligible compensation, which can be invested in investment options as provided by the DCP, including the Ameriprise Financial Stock Fund. The DCP is an unfunded non-qualified deferred compensation plan under section 409A of the Internal Revenue Code. The Company provides a match on certain deferrals of restricted stock units. Participant deferrals vest immediately and the Company match vests after three years. Distributions are made in shares of the Company’s common stock for the portion of the deferral invested in the Ameriprise Financial Stock Fund and the Company match, for which the Company has recorded in equity. The DCP does allow for accelerated vesting of the share-based awards in cases of death, disability and qualified retirement. Compensation expense related to the Company match is recognized on a straight-line basis over the vesting period. Dividend equivalents are issued on deferrals into the Ameriprise Financial Stock Fund and the Company match. Dividend equivalents related to deferrals are not subject to forfeiture, whereas dividend equivalents related to the Company match are subject to forfeiture until fully vested.

Ameriprise Financial Franchise Advisor Deferral Plan

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

The Franchise Advisor Deferral Plan allows for the grant of share-based awards of up to 10.5 million shares of common stock. The number of units awarded is based on the performance measures, deferral percentage and the market value of Ameriprise Financial common stock on the deferral date as defined by the plan. Share-based awards made during 2011 and later are fully vested and are not subject to forfeitures. Share-based awards made prior to 2011 generally vest ratably over four years, beginning on January 1 of the year following the plan year in which the award was made. In addition to the voluntary deferral, certain advisors are eligible for the Franchise Advisor Top Performer Stock Award or the Franchise Consultant Growth Bonus. The Franchise Advisor Top Performer Stock Award allows eligible advisors to earn additional deferred stock awards on commissions over a specified threshold. The awards vest ratably over four years. The Franchise Consultant Growth Bonus allows eligible advisors who coach other advisors the ability to earn a bonus based on the success of the advisors they coach, which can be deferred into the plan. The awards vest ratably over three years. The Franchise Advisor Deferral Plan allows for accelerated vesting of the share-based awards based on age and years as an advisor. Commission expense is recognized on a straight-line basis over the vesting period. However, as franchise advisors are not employees of the Company, the expense is adjusted each period based on the stock price of the Company’s common stock up to the vesting date. Share units receive dividend equivalents, as dividends are declared by the Company’s Board of Directors, until distribution and are subject to forfeiture until vested.

Ameriprise Advisor Group Deferred Compensation Plan

The Advisor Group Deferral Plan, which was created in April 2009, allows for employee advisors to receive share-based bonus awards which are subject to future service requirements and forfeitures. The Advisor Group Deferral Plan is an unfunded non-qualified deferred compensation plan under section 409A of the Internal Revenue Code. The Advisor Group Deferral Plan also gives qualifying employee advisors the choice to defer a portion of their base salary or commissions. This deferral can be in the form of share-based awards or other investment options. Deferrals are not subject to future service requirements or forfeitures. Under the Advisor Group Deferral Plan, a maximum of 3.0 million shares may be issued. Awards granted under the Advisor Group Deferral Plan may be settled in cash and/or shares of the Company’s common stock according to the award’s terms. Share units receive dividend equivalents, as dividends are declared by the Company’s Board of Directors, until distribution and are subject to forfeiture until vested.

Full Value Share Award Activity
A summary of activity for the Company’s restricted stock awards, restricted stock units granted to employees (including advisors), compensation deferrals into stock and deferred share units for 2013 is presented below (shares in millions):

	Shares	Weighted Average Grant-date Fair Value
Non-vested shares at January 1	3.1	$38.42
Granted	0.9	69.61
Deferred	0.3	82.51
Vested	(1.4)	56.70
Forfeited	(0.1)	55.39
Non-vested shares at December 31	2.8	43.87

The deferred shares in the table above primarily relate to franchise advisor voluntary deferrals of their commissions into share-based awards under the Franchise Advisor Deferral Plan that are fully vested at the deferral date.

The fair value of full value share awards vested during the years ended December 31, 2013, 2012 and 2011 was $110 million, $103 million and $116 million, respectively.

The weighted average grant date fair value for restricted shares, restricted stock units and deferred share units during 2013, 2012 and 2011 was $68.90, $54.32 and $59.01, respectively. The weighted average grant date fair value for franchise advisor and advisor group deferrals during 2013, 2012 and 2011 was $80.77, $54.98 and $52.72, respectively.

Performance Share Units

Under the 2005 ICP, the Company’s Executive Leadership Team may be awarded a target number of performance share units ("PSUs"). PSUs will be earned only to the extent that the Company attains certain goals relating to the Company’s performance and relative total shareholder returns against peers over a three-year period. The awards also have a three-year service condition with cliff vesting with an accelerated service condition based on age and length of service. The actual number of PSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 200% of the target, if performance goals are significantly exceeded. The value of each target PSU is equal to the value of one share of Ameriprise common stock. The total amount of target PSUs outstanding at the end of December 31, 2013, 2012, and 2011 was 0.3 million, 0.2 million, 0.1 million, respectively. The PSUs are liability awards and there were no payments made for these awards for the years ended December 31, 2013, 2012 and 2011.

Threadneedle Equity Incentive Plan

Prior to 2012, certain key Threadneedle employees were eligible for awards under the EIP based on a formula tied to Threadneedle’s financial performance. Awards under the EIP were first made in April 2009; prior awards were made under the equity participation plan (“EPP”). In 2011, Threadneedle’s articles of incorporation were amended to create a new class of Threadneedle corporate units to be granted under a modified EIP plan. Employees who held EIP units granted prior to 2011 were given the choice to exchange their existing units at the exchange date. EIP awards may be settled in cash or Threadneedle corporate units according to the award’s terms. For awards granted prior to 2011, the EIP provides for 100% vesting after three years, with a mandatory call after six years. For converted units and awards granted after February 2011, the EIP provides for 100% vesting after two and a half years, with no mandatory call date. Converted units and units granted after February 2011 have dividend rights once fully vested. The EPP provides for 50% vesting after three years and 50% vesting after four years, with required cash-out after five years. EIP and EPP awards are subject to forfeitures based on future service requirements. The EIP awards were no longer awarded after 2012 and instead Threadneedle employees received awards under the 2005 ICP.

The value of the EPP and EIP awards is recognized as compensation expense evenly over the vesting periods. Generally, the expense is based on the grant date fair value of the awards as determined by an annual independent valuation of Threadneedle’s fair market value; however, for awards accounted for as a liability the expense is adjusted to reflect Threadneedle’s current calculated value (the change in the value of the awards is recognized immediately for vested awards and over the remaining vesting period for unvested awards). During the years ended December 31, 2013, 2012 and 2011, cash settlements of EPP and EIP awards were $23 million, $31 million and $14 million, respectively.

18.  Shareholders’ Equity

The following table presents the components of accumulated other comprehensive income, net of tax:

	December 31,
	2013	2012
	(in millions)
Net unrealized securities gains	$655	$1,312
Net unrealized derivatives losses	(1)	(2)
Foreign currency translation	(13)	(25)
Defined benefit plans	(46)	(91)
Total	$595	$1,194

See Note 5, Note 16 and Note 22 for additional disclosures related to net unrealized securities gains, net unrealized derivatives losses and net unrealized actuarial losses on defined benefit plans, respectively.

The following table provides information related to amounts reclassified from AOCI for the year ended:

AOCI Reclassification	Location of Loss (Gain) Recognized in Income	December 31, 2013
		(in millions)
Net unrealized gains on Available-for-Sale securities	Net investment income	$(7)
Tax expense	Income tax provision	2
Net of tax		$(5)

Losses (gains) on cash flow hedges:
Interest rate contracts	Other revenues	$—
Interest rate contracts	Interest and debt expense	(4)
Interest rate contracts	Distribution fees	—
Swaptions	Net investment income	5
Total before tax		1
Tax expense	Income tax provision	—
Net of tax		$1

The Company made adjustments to AOCI for the impact to DAC, DSIC, benefit reserves and reinsurance recoverable on net unrealized securities gains of $319 million, net of tax, for the year ended December 31, 2013. See Note 5 for additional information related to the impact of DAC, DSIC, benefit reserves and reinsurance recoverable on net unrealized securities gains/losses included in AOCI. See Note 16 for additional information regarding the Company’s cash flow hedges.

For the years ended December 31, 2013, 2012 and 2011, the Company repurchased a total of 17.8 million shares, 24.6 million shares and 27.9 million shares, respectively, of its common stock for an aggregate cost of $1.5 billion, $1.3 billion and $1.5 billion, respectively. On October 24, 2012, the Company’s Board of Directors authorized an expenditure of up to $2.0 billion for the repurchase of the Company’s common stock through 2014. As of December 31, 2013, the Company had $649 million remaining under its share repurchase authorization.

The Company may also reacquire shares of its common stock under its share-based compensation plans related to restricted stock awards and certain option exercises. The holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligation. These vested restricted shares are reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. For the years ended December 31, 2013, 2012 and 2011, the Company reacquired 0.4 million shares, 0.3 million shares and 0.5 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $26 million, $18 million and $25 million, respectively, related to the holders’ income tax obligations on the vesting date. Beginning in 2013, option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the year ended December 31, 2013, the Company reacquired 2.9 million shares of its common stock through the net settlement of options for an aggregate value of $227 million, of which $145 million related to the strike price and $82 million related to the holders’ income tax obligation.

For the years ended December 31, 2013, 2012 and 2011, respectively, the Company reissued 1.9 million, 1.8 million and 1.7 million treasury shares, respectively, for restricted stock award grants and issuance of shares vested under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan. For the years ended December 31, 2012 and 2011, the Company reacquired 0.3 million and 0.3 million shares, respectively, of its common stock with an aggregate value of $21 million and $13 million, respectively, from a total return swap used to economically hedge its Franchise Advisor Deferral Plan, which was settled in December 2012.

19.  Earnings per Share Attributable to Ameriprise Financial, Inc. Common Shareholders

The computations of basic and diluted earnings per share attributable to Ameriprise Financial, Inc. common shareholders are as follows:

	December 31,
	2013	2012	2011
	(in millions, except per share amounts)
Numerator:
Income from continuing operations	$1,478	$903	$1,070
Less: Net income (loss) attributable to noncontrolling interests	141	(128)	(106)
Income from continuing operations attributable to Ameriprise Financial	1,337	1,031	1,176
Loss from discontinued operations, net of tax	(3)	(2)	(60)
Net income attributable to Ameriprise Financial	$1,334	$1,029	$1,116

Denominator:
Basic: Weighted-average common shares outstanding	203.2	218.7	241.4
Effect of potentially dilutive nonqualified stock options and other share-based awards	3.9	4.1	4.9
Diluted: Weighted-average common shares outstanding	207.1	222.8	246.3

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic:
Income from continuing operations	$6.58	$4.71	$4.87
Loss from discontinued operations	(0.02)	(0.01)	(0.25)
Net income	$6.56	$4.70	$4.62
Diluted:
Income from continuing operations	$6.46	$4.63	$4.77
Loss from discontinued operations	(0.02)	(0.01)	(0.24)
Net income	$6.44	$4.62	$4.53

For the years ended December 31, 2013, 2012 and 2011, the dilutive effect of nonqualified stock options and other share based-awards excludes nil, nil and 6.1 million options, respectively, from the computation of earnings per share attributable to Ameriprise Financial, Inc. common shareholders. The inclusion of the options would have been anti-dilutive.

20. Regulatory Requirements

Restrictions on the transfer of funds exist under regulatory requirements applicable to certain of the Company’s subsidiaries. At December 31, 2013, the aggregate amount of unrestricted net assets was approximately $1.9 billion.

The National Association of Insurance Commissioners (“NAIC”) defines Risk-Based Capital (“RBC”) requirements for insurance companies. The RBC requirements are used by the NAIC and state insurance regulators to identify companies that merit regulatory actions designed to protect policyholders. These requirements apply to both the Company’s life and property casualty insurance companies. In addition, IDS Property Casualty is subject to the statutory surplus requirements of the State of Wisconsin. The Company’s life and property casualty companies each met their respective minimum RBC requirements. Statutory capital and surplus for IDS Property Casualty was $531 million, $462 million and $431 million for the years ended December 31, 2013, 2012 and 2011, respectively. Statutory net income for IDS Property Casualty was $11 million, $27 million and $23 million for the years ended December 31, 2013, 2012 and 2011, respectively.

State insurance statutes also contain limitations as to the amount of dividends and distributions that insurers may make without providing prior notification to state regulators. For RiverSource Life, dividends or distributions in excess of statutory unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life’s primary regulator, and are subject to potential disapproval. In addition, dividends whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) the previous year’s statutory net gain from operations or (ii) 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota

Department of Commerce, and are subject to potential disapproval. Government debt securities of $6 million and $7 million at December 31, 2013 and 2012, respectively, held by the Company’s life insurance subsidiaries were on deposit with various states as required by law. Statutory capital and surplus for RiverSource Life was $2.7 billion, $3.1 billion and $2.7 billion for the years ended December 31, 2013, 2012 and 2011, respectively. Statutory net income (loss) for RiverSource Life was $1.3 billion, $2.0 billion and $(599) million for the years ended December 31, 2013, 2012 and 2011, respectively.

Ameriprise Certificate Company (“ACC”) is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”). ACC markets and sells investment certificates to clients. ACC is subject to various capital requirements under the 1940 Act, laws of the State of Minnesota and understandings with the Securities and Exchange Commission (“SEC”) and the Minnesota Department of Commerce. The terms of the investment certificates issued by ACC and the provisions of the 1940 Act also require the maintenance by ACC of qualified assets. Under the provisions of its certificates and the 1940 Act, ACC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $4.0 billion and $3.5 billion at December 31, 2013 and 2012, respectively. ACC had qualified assets of $4.2 billion and $3.7 billion at December 31, 2013 and 2012, respectively. Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements, up to a maximum commitment of $115 million. For the years ended December 31, 2013 and 2012, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.

Threadneedle’s required capital is predominantly based on the requirements specified by its regulator, the Financial Services Authority (“FSA”), under its Capital Adequacy Requirements for asset managers.

The Company has four broker-dealer subsidiaries, American Enterprise Investment Services Inc., Ameriprise Financial Services, Inc., RiverSource Distributors, Inc. and Columbia Management Investment Distributors, Inc. The broker-dealers are subject to the net capital requirements of the Financial Industry Regulatory Authority (“FINRA”) and the Uniform Net Capital requirements of the SEC under Rule 15c3-1 of the Securities Exchange Act of 1934.

Ameriprise Trust Company is subject to capital adequacy requirements under the laws of the State of Minnesota as enforced by the Minnesota Department of Commerce.

In 2012, Ameriprise Bank requested regulatory approval to convert from a federal savings bank to a limited powers national trust bank. Conditional approval for this conversion was received in December 2012, and the conversion to a limited powers national trust bank, as well as the renaming of the entity as Ameriprise National Trust Bank, was completed in January 2013. Prior to this conversion, Ameriprise Bank, FSB was subject to regulation by both the Comptroller of Currency (“OCC”), as a federal savings bank, and by the Federal Deposit Insurance Corporation (“FDIC”) in its role as insurer of its deposits. Following the conversion, Ameriprise National Trust Bank remains subject to regulation by the OCC and, to a limited extent, by the FDIC. As a limited powers national association, Ameriprise National Trust Bank remains subject to supervision under various laws and regulations enforced by the OCC, including those related to capital adequacy, liquidity and conflicts of interest.

21.  Income Taxes

The components of income tax provision attributable to continuing operations were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Current income tax
Federal	$549	$229	$250
State and local	24	25	21
Foreign	37	31	23
Total current income tax	610	285	294
Deferred income tax
Federal	(102)	37	90
State and local	(10)	15	1
Foreign	(6)	(2)	(8)
Total deferred income tax	(118)	50	83
Total income tax provision	$492	$335	$377

The geographic sources of pretax income from continuing operations were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
United States	$1,640	$1,161	$1,350
Foreign	330	77	97
Total	$1,970	$1,238	$1,447

The principal reasons that the aggregate income tax provision attributable to continuing operations is different from that computed by using the U.S. statutory rate of 35% were as follows:

	Years Ended December 31,
	2013	2012	2011
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Changes in taxes resulting from:
Dividend exclusion	(5.1)	(5.9)	(8.5)
Low income housing tax credits	(2.7)	(3.0)	(1.1)
Net income (loss) attributable to noncontrolling interests	(2.5)	3.6	2.6
Foreign tax credits, net of addback	(0.9)	(3.2)	(2.2)
Tax-exempt interest income	(0.9)	(1.7)	(1.3)
State taxes, net of federal benefit	0.5	2.5	1.0
Taxes applicable to prior years	—	(2.5)	0.2
Other, net	1.6	2.3	0.4
Income tax provision	25.0%	27.1%	26.1%

The decrease in the Company’s effective tax rate in 2013 compared to 2012 is primarily the result of lower state taxes and the two prior period corrections described in Note 1. The increase in the Company’s effective tax rate in 2012 compared to 2011 primarily reflects higher state taxes and the impact of the two prior period corrections described in Note 1.

Accumulated earnings of certain foreign subsidiaries, which totaled $120 million at December 31, 2013, are intended to be permanently reinvested outside the United States. Accordingly, U.S. federal taxes, which would have aggregated $17 million, have not been provided on those earnings.

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within other assets or other liabilities on the Consolidated Balance Sheets, were as follows:

	December 31,
	2013	2012
	(in millions)
Deferred income tax assets
Liabilities for future policy benefits and claims	$918	$1,320
Investment related	627	104
Deferred compensation	335	310
Investment impairments and write-downs	97	105
Loss carryovers and tax credit carryforwards	39	39
Other	61	54
Gross deferred income tax assets	2,077	1,932
Less: valuation allowance	(19)	(16)
Total deferred income tax assets	2,058	1,916
Deferred income tax liabilities
Deferred acquisition costs	749	701
Net unrealized gains on Available-for-Sale securities	352	708
Deferred sales inducement costs	145	142
Depreciation expense	138	164
Intangible assets	84	74
Other	113	82
Gross deferred income tax liabilities	1,581	1,871
Net deferred income tax assets	$477	$45

Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $39 million, net of federal benefit, which will expire beginning December 31, 2014.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits were as follows:

	2013	2012	2011
	(in millions)
Balance at January 1	$116	$184	$75
Additions based on tax positions related to the current year	22	2	1
Additions for tax positions of prior years	74	25	95
Reductions for tax positions of prior years	(3)	(83)	(8)
Settlements	—	(12)	21
Balance at December 31	$209	$116	$184

If recognized, approximately $62 million, $38 million and $38 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2013, 2012, and 2011, respectively, would affect the effective tax rate.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $150 million to $160 million in the next 12 months due to resolution of Internal Revenue Service (“IRS”) examinations.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $6 million, a net reduction of $1 million, and a net increase of $66 million in interest and penalties for the years ended December 31, 2013, 2012, and 2011, respectively. At December 31, 2013 and 2012, the Company had a payable of $42 million and $36 million, respectively, related to accrued interest and penalties.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS has completed its field examination of the 1997 through 2007 tax returns. However, for federal income tax purposes, these years, except for 2007, continue to remain open as a consequence of certain unagreed-upon issues. The IRS is in the process of completing its audits of the Company’s U.S. Income Tax Returns for 2008 through 2011. These audits are expected to be completed in 2014. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2011 and remain open for all years after 2011. The Company filed its 2012 tax return in the third quarter of 2013, but the IRS has not yet begun its examination of 2012.

The items comprising other comprehensive income (loss) are presented net of the following income tax provision (benefit) amounts:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Net unrealized securities gains (losses)	$(344)	$238	$90
Net unrealized derivatives gains (losses)	—	4	(15)
Defined benefit plans	24	(9)	(28)
Foreign currency translation	3	7	(1)
Net income tax provision (benefit)	$(317)	$240	$46

22. Retirement Plans and Profit Sharing Arrangements

Defined Benefit Plans

Pension Plans

The Company’s U.S. non-advisor employees are generally eligible for the Ameriprise Financial Retirement Plan (the “Retirement Plan”), a noncontributory defined benefit plan which is a qualified plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Funding of costs for the Retirement Plan complies with the applicable minimum funding requirements specified by ERISA and is held in a trust. The Retirement Plan is a cash balance plan by which the employees’ accrued benefits are based on notional account balances, which are maintained for each individual. Each pay period these balances are credited with an amount equal to a percentage of eligible compensation as defined by the Retirement Plan (which includes, but is not limited to, base pay, performance based incentive pay, commissions, shift differential and overtime). Prior to March 1, 2010, the percentage ranged from 2.5% to 10% based on employees’ age plus years of service. Effective March 1, 2010, the percentage ranges from 2.5% to 5% based on employees’ years of service. Employees eligible for the plan at the time of the change will continue to receive the same percentage they were receiving until the new schedule becomes more favorable. Employees’ balances are also credited with a fixed rate of interest that is updated each January 1 and is based on the average of the daily five-year U.S. Treasury Note yields for the previous October 1 through November 30, with a minimum crediting rate of 5%. Employees are fully vested after three years of service or upon retirement at or after age 65, disability or death while employed. Employees have the option to receive annuity payments or a lump sum payout at vested termination, retirement, death or disability. The Retirement Plan’s year-end is September 30.

In addition, the Company sponsors the Ameriprise Financial Supplemental Retirement Plan (the “SRP”), an unfunded non-qualified deferred compensation plan subject to Section 409A of the Internal Revenue Code. This plan is for certain highly compensated employees to replace the benefit that cannot be provided by the Retirement Plan due to IRS limits. The SRP generally parallels the Retirement Plan but offers different payment options.

Most employees outside the United States are covered by local retirement plans, some of which are funded, while other employees receive payments at the time of retirement or termination under applicable labor laws or agreements.

The components of the net periodic benefit cost for all pension plans were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Service cost	$46	$41	$38
Interest cost	23	24	23
Expected return on plan assets	(33)	(30)	(26)
Amortization of prior service costs	(1)	(1)	(1)
Amortization of net loss	11	7	1
Other	2	4	4
Net periodic benefit cost	$48	$45	$39

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets are amortized on a straight-line basis over the expected average remaining service period of active participants.

The following tables provide a reconciliation of the changes in the benefit obligation and fair value of assets for the pension plans:

	2013	2012
	(in millions)
Benefit obligation, January 1	$643	$546
Service cost	46	41
Interest cost	23	24
Benefits paid	(7)	(7)
Actuarial (gain) loss	(8)	51
Settlements	(23)	(15)
Foreign currency rate changes	2	3
Benefit obligation, December 31	$676	$643

	2013	2012
	(in millions)
Fair value of plan assets, January 1	$437	$362
Actual return on plan assets	85	49
Employer contributions	50	45
Benefits paid	(7)	(7)
Settlements	(23)	(15)
Foreign currency rate changes	2	3
Fair value of plan assets, December 31	$544	$437

The following table provides the amounts recognized in the Consolidated Balance Sheets, which equal the funded status of the Company’s pension plans:

	December 31,
	2013	2012
	(in millions)
Benefit liability	$(136)	$(214)
Benefit asset	4	8
Net amount recognized	$(132)	$(206)

The Company complies with the minimum funding requirements in all countries.

The amounts recognized in accumulated other comprehensive income, net of tax, as of December 31, 2013 but not recognized as components of net periodic benefit cost included an unrecognized actuarial loss of $55 million and an unrecognized prior service credit of $3 million. The estimated amounts that will be amortized from accumulated other comprehensive income, net of tax, into net periodic benefit cost in 2014 include a prior service credit of $1 million.

The accumulated benefit obligation for all pension plans as of December 31, 2013 and 2012 was $605 million and $576 million, respectively. The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations that exceeded the fair value of plan assets were as follows:

	December 31,
	2013	2012
	(in millions)
Accumulated benefit obligation	$514	$503
Fair value of plan assets	418	333

The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations that exceeded the fair value of plan assets were as follows:

	December 31,
	2013	2012
	(in millions)
Projected benefit obligation	$554	$547
Fair value of plan assets	418	333

The weighted average assumptions used to determine benefit obligations for pension plans were as follows:

	2013	2012
Discount rates	4.06%	3.45%
Rates of increase in compensation levels	4.38	4.36

The weighted average assumptions used to determine net periodic benefit cost for pension plans were as follows:

	2013	2012	2011
Discount rates	3.45%	4.15%	4.75%
Rates of increase in compensation levels	4.36	4.27	4.25
Expected long-term rates of return on assets	7.62	7.69	8.00

In developing the expected long-term rate of return on assets, management evaluated input from an external consulting firm, including their projection of asset class return expectations and long-term inflation assumptions. The Company also considered historical returns on the plans’ assets. Discount rates are based on yields available on high-quality corporate bonds that would generate cash flows necessary to pay the benefits when due.

The Company’s pension plans’ assets are invested in an aggregate diversified portfolio to minimize the impact of any adverse or unexpected results from a security class on the entire portfolio. Diversification is interpreted to include diversification by asset type, performance and risk characteristics and number of investments. When appropriate and consistent with the objectives of the plans, derivative instruments may be used to mitigate risk or provide further diversification, subject to the investment policies of the plans. Asset classes and ranges considered appropriate for investment of the plans’ assets are determined by each plan’s investment committee. The target allocations are 70% equity securities, 20% debt securities and 10% all other types of investments, except for the assets in pooled pension funds which are 55% equity securities and 45% debt securities. Actual allocations will generally be within 5% of these targets. At December 31, 2013, there were no significant holdings of any single issuer and the exposure to derivative instruments was not significant.

The following tables present the Company’s pension plan assets measured at fair value on a recurring basis:

	December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. large cap stocks	$97	$43	$—	$140
U.S. small cap stocks	55	1	—	56
Non-U.S. large cap stocks	21	35	—	56
Non-U.S. small cap stocks	21	—	—	21
Emerging markets	14	23	—	37
Debt securities:
U.S. investment grade bonds	17	14	—	31
U.S. high yield bonds	—	21	—	21
Non-U.S. investment grade bonds	—	14	—	14
Real estate investment trusts	—	—	2	2
Hedge funds	—	—	20	20
Pooled pension funds	—	126	—	126
Cash equivalents	20	—	—	20
Total	$245	$277	$22	$544

	December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. large cap stocks	$89	$14	$—	$103
U.S. small cap stocks	43	1	—	44
Non-U.S. large cap stocks	17	30	—	47
Emerging markets	13	20	—	33
Debt securities:
U.S. investment grade bonds	20	12	—	32
U.S. high yield bonds	—	20	—	20
Non-U.S. investment grade bonds	—	15	—	15
Real estate investment trusts	—	—	12	12
Hedge funds	—	—	18	18
Pooled pension funds	—	104	—	104
Cash equivalents	9	—	—	9
Total	$191	$216	$30	$437

Equity securities are managed to track the performance of common market indices for both U.S. and non-U.S. securities, primarily across large cap, small cap and emerging market asset classes. Debt securities are managed to track the performance of common market indices for both U.S. and non-U.S. investment grade bonds as well as a pool of U.S. high yield bonds. Real estate investment trusts are managed to track the performance of a broad population of investment grade non-agricultural income producing properties. The Company’s investments in hedge funds include investments in a multi-strategy fund and an off-shore fund managed to track the performance of broad fund of fund indices. Pooled pension funds are managed to return 1.5% in excess of a common index of similar pooled pension funds on a rolling three year basis. Cash equivalents consist of holdings in a money market fund that seeks to equal the return of the three month U.S. Treasury bill.

The fair value of real estate investment trusts is based primarily on the underlying cash flows of the properties within the trusts which are significant unobservable inputs and classified as Level 3. The fair value of the hedge funds is based on the proportionate share of the underlying net assets of the funds, which are significant unobservable inputs and classified as Level 3. The fair value of pooled pension funds and equity securities held in collective trust funds is based on the fund’s NAV and classified as Level 2 as they trade in principal-to-principal markets. Equity securities and mutual funds traded in active markets are classified as Level 1. For debt securities and cash equivalents, the valuation techniques and classifications are consistent with those used for the Company’s own investments as described in Note 14.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

Asset Category	Real Estate Investment Trusts	Hedge Funds
	(in millions)
Balance at January 1, 2011	$8	$9
Actual return on plan assets:
Relating to assets still held at the reporting date	1	—
Purchases	2	11
Sales	—	(8)
Balance at December 31, 2011	11	12
Actual return on plan assets:
Relating to assets still held at the reporting date	—	1
Purchases	1	5
Balance at December 31, 2012	12	18
Actual return on plan assets:
Relating to assets still held at the reporting date	—	2
Purchases	2	—
Sales	(12)	—
Balance at December 31, 2013	$2	$20

The Company’s pension plans expect to make benefit payments to retirees as follows:

(in millions)
2014	$60
2015	64
2016	61
2017	66
2018	69
2019-2023	289

The Company expects to contribute $47 million to its pension plans in 2014.

Other Postretirement Benefits

The Company sponsors defined benefit postretirement plans that provide health care and life insurance to retired U.S. employees. Net periodic postretirement benefit costs were nil, $(1) million and nil in 2013, 2012 and 2011, respectively.

The following table provides a reconciliation of the changes in the defined benefit postretirement plan obligation:

	2013	2012
	(in millions)
Benefit obligation, January 1	$20	$19
Interest cost	1	1
Benefits paid	(4)	(4)
Participant contributions	2	3
Actuarial (gain) loss	(1)	1
Benefit obligation, December 31	$18	$20

The recognized liabilities for the Company’s defined benefit postretirement plans are unfunded. At December 31, 2013 and 2012, the recognized liabilities were $18 million and $20 million, respectively, which was equal to the funded status of the Company’s postretirement benefit plans.

The amounts recognized in accumulated other comprehensive income, net of tax, as of December 31, 2013 but not recognized as components of net periodic benefit cost included an unrecognized actuarial gain of $5 million and an unrecognized prior service credit of $1 million. The estimated amount that will be amortized from accumulated other comprehensive income, net of tax, into net periodic benefit cost in 2014 is approximately $1 million.

The weighted average assumptions used to determine benefit obligations for other postretirement benefits were as follows:

	2013	2012
	(in millions)
Discount rates	4.25%	3.40%
Healthcare cost increase rates:
Following year	6.00	6.50
Decreasing to the year 2016	5.00	5.00

Discount rates are based on yields available on high-quality corporate bonds that would generate cash flows necessary to pay the benefits when due. A one percentage-point change in the assumed healthcare cost trend rates would not have a material effect on the postretirement benefit obligation or net periodic postretirement benefit costs.

The Company’s defined benefit postretirement plans expect to make benefit payments to retirees as follows:

(in millions)
2014	$2
2015	2
2016	2
2017	2
2018	1
2019-2023	7

The Company expects to contribute $2 million to its defined benefit postretirement plans in 2014.

The following is a summary of unrealized losses included in other comprehensive income (loss) related to the Company’s defined benefit plans:

	2013	2012	2011
	(in millions)
Net unrealized defined benefit losses at January 1	$(91)	$(75)	$(24)
Net gains (losses)	71	(23)	(77)
Prior service credit	(2)	(2)	(2)
Income tax (provision) benefit	(24)	9	28
Net unrealized defined benefit losses at December 31	$(46)	$(91)	$(75)

Defined Contribution Plan

In addition to the plans described previously, the Company’s employees are generally eligible to participate in the Ameriprise Financial 401(k) Plan (the “401(k) Plan”). The 401(k) Plan allows eligible employees to make contributions through payroll deductions up to IRS limits and invest their contributions in one or more of the 401(k) Plan investment options, which include the Ameriprise Financial Stock Fund. The Company provides a dollar for dollar match up to the first 5% of eligible compensation an employee contributes on a pretax and/or Roth 401(k) basis for each annual period.

Under the 401(k) Plan, employees become eligible for contributions under the plan during the pay period they reach 60 days of service. Match contributions are fully vested after five years of service, vesting ratably over the first five years of service, or upon retirement at or after age 65, disability or death while employed. The Company’s defined contribution plan expense was $35 million, $36 million and $33 million in 2013, 2012 and 2011, respectively.

Threadneedle Profit Sharing Plan

On an annual basis, Threadneedle employees are eligible for a profit sharing arrangement. Through the end of 2012, the employee profit sharing plan provided for profit sharing of 30% based on an internally defined recurring pretax operating income measure for Threadneedle, which primarily included pretax income related to investment management services and investment portfolio income excluding gains and losses on asset disposals, certain reorganization expenses, EPP and EIP expenses and other non-recurring expenses. Beginning in 2013, the profit sharing percentage is variable and linked to certain performance criteria. Compensation expense related to the employee profit sharing plan was $69 million, $67 million and $54 million in 2013, 2012 and 2011, respectively.

23. Commitments, Guarantees and Contingencies

Commitments

The Company is committed to pay aggregate minimum rentals under noncancelable operating leases for office facilities and equipment in future years as follows:

(in millions)
2014	$84
2015	77
2016	64
2017	61
2018	51
Thereafter	88
Total (1)	$425
(1) Minimum payments have not been reduced by minimum sublease rentals due in the future under noncancelable subleases.

For the years ended December 31, 2013, 2012 and 2011, operating lease expense was $85 million, $84 million and $91 million, respectively.

The following table presents the Company’s funding commitments as of December 31:

	2013	2012
	(in millions)
Commercial mortgage loan commitments	$71	$76
Consumer mortgage loan commitments	542	627
Consumer lines of credit	4	5
Affordable housing partnerships	137	144
Total funding commitments	$754	$852

Guarantees

The Company’s life and annuity products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2013, these guarantees range up to 5%.

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

During the second quarter of 2012, the Company established a liability for estimated guaranty fund assessments and a related premium tax asset, primarily associated with ELNY. At December 31, 2013 and 2012, the estimated liability was $14 million and $26 million, respectively, and the related premium tax asset was $11 million and $19 million, respectively. The Company has recently paid assessments related to ELNY from some of the state guaranty fund associations, however the expected period over which all of the assessments will be made and the related tax credits recovered is not known.

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

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the Office of the Comptroller of the Currency, the UK Financial Conduct Authority, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. During recent periods, the Company has received information requests, exams or inquiries regarding certain matters, including: sales and distribution of mutual funds, annuities, equity and fixed income securities, real estate investment trusts, insurance products, and financial advice offerings; supervision of the Company’s financial advisors; administration of insurance claims; security of client information and front office systems and controls at the Company’s UK subsidiary. The Company is also responding to regulatory audits, market conduct examinations and other state inquiries relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

These legal and regulatory proceedings and disputes are subject to uncertainties and, as such, it is inherently difficult to determine whether any loss is probable or even possible, or to reasonably estimate the amount of any loss. The Company cannot predict with certainty if, how or when any such proceedings will be initiated or resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, and by addressing unsettled legal questions relevant to the proceedings in question, before a loss or range of loss can be reasonably estimated for any proceeding. An adverse outcome in one or more proceeding could eventually result in adverse judgments, settlements, fines, penalties or other sanctions, in addition to further claims, examinations or adverse publicity that could have a material adverse effect on the Company’s consolidated financial condition or results of operations.

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

In October 2011, a putative class action lawsuit entitled Roger Krueger, et al. vs. Ameriprise Financial, et al. was filed in the United States District Court for the District of Minnesota against the Company, certain of its present or former employees and directors, as well as certain fiduciary committees on behalf of participants and beneficiaries of the Ameriprise Financial 401(k) Plan. The alleged class period is from October 1, 2005 to the present. The action alleges that Ameriprise breached fiduciary duties under ERISA, by selecting and retaining primarily proprietary mutual funds with allegedly poor performance histories, higher expenses relative to other investment options and improper fees paid to Ameriprise Financial or its subsidiaries. The action also alleges that the Company breached fiduciary duties under ERISA because it used its affiliate Ameriprise Trust Company as the Plan trustee and record-keeper and improperly reaped profits from the sale of the record-keeping business to Wachovia Bank, N.A. Plaintiffs allege over $20 million in damages. Plaintiffs filed an amended complaint on February 7, 2012. On April 11, 2012, the Company filed its motion to dismiss the Amended Complaint, which was denied on November 20, 2012. The parties are engaged in discovery. On July 3, 2013, the Company moved for summary judgment on statute of limitations grounds. The hearing on the motion was heard on August 14, 2013, and the parties are awaiting a decision by the Court. A hearing on class certification was held on December 10, 2013, and the parties are awaiting a decision. The trial is currently scheduled for March 1, 2015. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the absence of class certification, the lack of a formal demand on the Company by the plaintiffs and plaintiffs’ failure to allege any specific, evidence-based damages.

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

In November 2012, a lawsuit entitled Versata Software, Inc., f/k/a Trilogy Software, Inc., et al. (“Versata”) v. Ameriprise Financial, Inc., Ameriprise Financial Services, Inc. & American Enterprise Investment Services, Inc. was filed in the District Court of Travis County, Texas relating to the Company’s licensing and use of software owned by Versata that the Company uses to manage registration, licensing and compensation, among other things. The lawsuit alleges the Company violated the terms of the license agreement by allowing an impermissible third-party contractor to decompile Versata’s software code, and failing to have the third-party contractor execute individual non-disclosure agreements. The Company has alleged counterclaims for wrongful termination and breaches of warranties, among other causes of action. Both sides have asserted defenses to the claims and counterclaims. The relief requested by Versata is for the Company to return the software and for other, unspecified, legal and equitable relief. The relief requested by the Company against Versata is delivery and free use by the Company of the Versata source code. Ameriprise removed the dispute to federal court. That removal is currently subject to a motion to return the case to state court. The matter is still in the discovery stage, and no trial date has been set. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the procedural status of the case.

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

25. Discontinued Operations

During the fourth quarter of 2011, the Company sold Securities America to Ladenburg Thalmann Financial Services, Inc.

The components of loss from discontinued operations, net of tax, were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Total net revenues	$—	$—	$382

Income (loss) from discontinued operations	$(4)	$2	$(124)
Gain on sale	(1)	(7)	26
Income tax benefit	(2)	(3)	(38)
Loss from discontinued operations, net of tax	$(3)	$(2)	$(60)

26.  Segment Information

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

The Advice & Wealth Management segment provides financial planning and advice, as well as full-service brokerage services, primarily to retail clients through the Company’s advisors. These services are centered on long-term, personal relationships between the Company’s advisors and its clients and focus on helping clients confidently achieve their financial goals. The Company’s advisors provide a distinctive approach to financial planning and have access to a broad selection of both affiliated and non-affiliated products to help clients meet their financial needs. A significant portion of revenues in this segment is fee-based, driven by the level of client assets, which is impacted by both market movements and net asset flows. The Company also earns net investment income on invested assets primarily from certificate products. This segment earns revenues (distribution fees) for distributing non-affiliated products and intersegment revenues (distribution fees) for distributing the Company’s affiliated products and services provided to its retail clients. Intersegment expenses for this segment include expenses for investment management services provided by the Asset Management segment. In January 2013, the Company completed the conversion of Ameriprise Bank to Ameriprise National Trust Bank. As a result of the conversion, Ameriprise National Trust Bank is no longer engaged in deposit-taking and credit-originating activities. In 2012, the Company liquidated banking deposits and returned all funds to its clients. The Company also sold Ameriprise Bank’s consumer loan portfolio to affiliates of Ameriprise Bank and Ameriprise Bank’s credit card account portfolio to Barclays.

The Asset Management segment provides investment advice and investment products to retail, high net worth and institutional clients on a global scale through Columbia Management Investment Advisers, LLC (“Columbia” or “Columbia Management”) and Threadneedle. Columbia Management primarily provides products and services in the U.S. and Threadneedle primarily provides products and services internationally. Columbia provides clients with U.S. domestic individual products through unaffiliated third party financial institutions and through the Advice & Wealth Management segment. Threadneedle provides institutional products and services through the Company’s institutional sales force. International retail products are primarily distributed through third-party institutions. Individual products include U.S. mutual funds and their non-U.S. equivalents, exchange-traded funds and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, individually managed accounts, collateralized loan obligations, hedge funds, collective funds and property funds. Collateralized loan obligations, hedge funds and certain private funds are often classified as alternative assets. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. The Company may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. The Asset Management segment also provides intercompany asset management services for Ameriprise Financial subsidiaries. The fees for all such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management, Annuities and Protection segments.

The Annuities segment provides variable and fixed annuity products of RiverSource Life companies to individual clients. The Company provides variable annuity products through its advisors and its fixed annuity products are distributed through both affiliated and unaffiliated advisors and financial institutions. Revenues for the Company’s variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for the Company’s fixed annuity products are primarily earned as net investment income on assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. The Company also earns net investment income on owned assets supporting reserves for immediate annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Intersegment revenues for this segment reflect fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of variable insurance trust funds (“VIT Funds”) under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

The Protection segment offers a variety of products to address the protection and risk management needs of the Company’s retail clients including life, DI and property-casualty insurance. Life and DI products are primarily provided through the Company’s advisors. The Company’s property-casualty products are sold through affinity relationships. The Company issues insurance policies through its life insurance subsidiaries and the Property Casualty companies. The primary sources of revenues for this segment are premiums, fees, and charges that the Company receives to assume insurance-related risk. The Company earns net investment income on owned assets supporting insurance reserves and capital supporting the business. The Company also receives fees based on the level of assets supporting VUL separate account balances. This segment earns intersegment revenues from fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the VUL contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.

The Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in the Company’s subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment also includes revenues and expenses of consolidated investment entities, which are excluded on an operating basis.

Management uses segment operating measures in goal setting, as a basis for determining employee compensation and in evaluating performance on a basis comparable to that used by some securities analysts and investors. Consistent with GAAP accounting guidance for segment reporting, operating earnings is the Company’s measure of segment performance. Operating earnings should not be viewed as a substitute for GAAP income from continuing operations before income tax provision. The Company believes the presentation of segment operating earnings, as the Company measures it for management purposes, enhances the understanding of its business by reflecting the underlying performance of its core operations and facilitating a more meaningful trend analysis.

The accounting policies of the segments are the same as those of the Company, except for operating adjustments defined below, the method of capital allocation, the accounting for gains (losses) from intercompany revenues and expenses and not providing for income taxes on a segment basis.

Operating earnings is defined as operating net revenues less operating expenses. Operating net revenues and operating expenses exclude the results of discontinued operations, the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual), integration and restructuring charges and the impact of consolidating investment entities. Operating net revenues also exclude net realized gains or losses. Operating expenses also exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization). The market impact on variable annuity guaranteed benefits and IUL benefits includes changes in embedded derivative values caused by changes in financial market conditions, net of changes in economic hedge values and unhedged items including the difference between assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and certain policyholder contract elections, net of related impacts on DAC and DSIC amortization. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on embedded derivative values of discounting projected benefits to reflect a current estimate of the Company’s life insurance subsidiary’s nonperformance spread. Integration and restructuring charges primarily relate to the Company’s acquisition of the long-term asset management business of Columbia Management Group on April 30, 2010. The costs include system integration costs, proxy and other regulatory filing costs, employee reduction and retention costs and investment banking, legal and other acquisition costs. Beginning in the second quarter of 2012, integration and restructuring charges also include expenses related to the Company’s transition of its federal savings bank subsidiary, Ameriprise Bank, FSB, to a limited powers national trust bank.

The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	December 31,
	2013	2012
	(in millions)
Advice & Wealth Management	$9,571	$8,962
Asset Management	7,223	6,267
Annuities	98,354	91,587
Protection	19,605	19,065
Corporate & Other	9,823	8,848
Total assets	$144,576	$134,729

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Operating net revenues:
Advice & Wealth Management	$4,295	$3,873	$3,713
Asset Management	3,169	2,891	2,897
Annuities	2,583	2,524	2,630
Protection	2,190	2,088	2,069
Corporate & Other	(11)	20	3
Eliminations(1)	(1,369)	(1,253)	(1,262)
Total segment operating revenues	10,857	10,143	10,050
Net realized gains	7	7	6
Revenue attributable to CIEs	345	71	136
Market impact on IUL benefits, net	(10)	—	—
Integration and restructuring charges	—	(4)	—
Total net revenues per consolidated statements of operations	$11,199	$10,217	$10,192
(1) Represents the elimination of intersegment revenues recognized for the years ended December 31, 2013, 2012 and 2011 in each segment as follows: Advice and Wealth Management ($980, $901 and $930, respectively); Asset Management ($39, $43 and $42, respectively); Annuities ($307, $271 and $251, respectively); Protection ($40, $37 and $37, respectively); and Corporate & Other ($3, $1 and $2, respectively).

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Operating earnings:
Advice & Wealth Management	$598	$443	$406
Asset Management	715	557	528
Annuities	686	567	625
Protection	365	398	386
Corporate & Other	(345)	(270)	(241)
Total segment operating earnings	2,019	1,695	1,704
Net realized gains	7	7	6
Net income (loss) attributable to noncontrolling interests	141	(128)	(106)
Market impact on variable annuity guaranteed benefits, net	(170)	(265)	(62)
Market impact on IUL benefits, net	(13)	—	—
Integration and restructuring charges	(14)	(71)	(95)
Income from continuing operations before income tax provision per consolidated statements of operations	$1,970	$1,238	$1,447

27. Quarterly Financial Data (Unaudited)

	2013				2012
	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
	(in millions, except per share data)
Net revenues	$2,946	$2,813	$2,749	$2,691	$2,674	$2,468	$2,514	$2,561
Income from continuing operations before income tax provision	479	602	402	487	418	199	299	322
Income from continuing operations	382	448	282	366	331	152	171	249
Income (loss) from discontinued operations, net of tax	(2)	1	(1)	(1)	1	(1)	(1)	(1)
Net income	380	449	281	365	332	151	170	248
Less: Net income (loss) attributable to noncontrolling interests	84	67	(40)	30	(57)	(22)	(53)	4
Net income attributable to Ameriprise Financial	$296	$382	$321	$335	$389	$173	$223	$244
Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic
Income from continuing operations	$1.50	$1.90	$1.57	$1.61	$1.84	$0.81	$1.01	$1.08
Income (loss) from discontinued operations	(0.01)	—	—	—	0.01	(0.01)	—	(0.01)
Net income	$1.49	$1.90	$1.57	$1.61	$1.85	$0.80	$1.01	$1.07
Diluted
Income from continuing operations	$1.47	$1.86	$1.54	$1.58	$1.80	$0.79	$0.99	$1.06
Income (loss) from discontinued operations	(0.01)	—	—	—	0.01	—	—	(0.01)
Net income	$1.46	$1.86	$1.54	$1.58	$1.81	$0.79	$0.99	$1.05
Weighted average common shares outstanding:
Basic	198.3	201.3	204.9	208.4	210.8	215.0	221.7	227.3
Diluted	202.3	205.1	208.6	212.3	215.1	219.1	225.6	231.7
Cash dividends declared per common share	$0.52	$0.52	$0.52	$0.45	$0.45	$0.35	$0.35	$—
Common share price:
High	115.36	94.45	84.29	75.14	63.75	60.47	57.94	58.68
Low	89.37	80.49	69.35	63.59	55.66	47.84	45.17	49.14

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2013.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America, and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on management’s assessment and those criteria, we believe that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following portions of the Proxy Statement are incorporated herein by reference:

•	information included under the caption “Items to be Voted on by Shareholders-Item 1-Election of Directors”;

•	information included under the caption “Requirements, Including Deadlines, for Submission of Proxy Proposals, Nomination of Directors and Other Business of Shareholders”;

•	information under the caption “Corporate Governance-Codes of Conduct”;

•	information included under the caption “Corporate Governance-Membership on Board Committees”;

•	information under the caption “Corporate Governance-Nominating and Governance Committee-Director Nomination Process”;

•	information included under the caption “Corporate Governance-Audit Committee”;

•	information included under the caption “Corporate Governance-Audit Committee Financial Experts”; and

•	information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

James M. Cracchiolo-Chairman and Chief Executive Officer
Mr. Cracchiolo (55) has been our Chairman and Chief Executive Officer since September 2005. Prior to that time, Mr. Cracchiolo was Chairman and Chief Executive Officer of American Express Financial Corporation (“AEFC”) since March 2001; President and Chief Executive Officer of AEFC since November 2000; and Group President, Global Financial Services of American Express since June 2000. He served as Chairman of American Express Bank Ltd. from September 2000 until April 2005 and served as President and Chief Executive Officer of Travel Related Services International from May 1998 through July 2003. He is an advisor to the March of Dimes and previously served on the boards of the American Council of Life Insurers, The Financial Services Roundtable, Tech Data Corporation and the March of Dimes.

Walter S. Berman-Executive Vice President and Chief Financial Officer
Mr. Berman (71) has been our Executive Vice President and Chief Financial Officer since September 2005. Prior to that, Mr. Berman served as Executive Vice President and Chief Financial Officer of AEFC, a position he held since January 2003. From April 2001 to January 2004, Mr. Berman served as Corporate Treasurer of American Express.

Donald E. Froude-President-The Personal Advisors Group
Mr. Froude (58) has been our President-The Personal Advisors Group since September 2008. Prior to joining us, Mr. Froude served as managing director and head of U.S. distribution for Legg Mason, Inc. since 2006. Prior to that, he served as President of Intermediary Distribution for Columbia Management, a division of Bank of America, from 2004 to 2006. Prior thereto, he was president and chief executive officer of Quick & Reilly.

Kelli A. Hunter-Executive Vice President of Human Resources
Ms. Hunter (52) has been our Executive Vice President of Human Resources since September 2005. Prior to that, Ms. Hunter served as Executive Vice President of Human Resources of AEFC since joining our company in June 2005. Prior to joining AEFC, Ms. Hunter was Senior Vice President-Global Human Capital for Crown Castle International Corporation in Houston, Texas. Prior to that, she held a variety of senior level positions in human resources for Software Spectrum, Inc., Mary Kay, Inc., as well as Morgan Stanley Inc. and Bankers Trust New York Corporation.

John C. Junek-Executive Vice President and General Counsel
Mr. Junek (64) has been our Executive Vice President and General Counsel since September 2005. Prior to that, Mr. Junek served as Senior Vice President and General Counsel of AEFC since June 2000.

Randy Kupper-Executive Vice President and Chief Information Officer
Mr. Kupper (55) has been our Executive Vice President and Chief Information Officer since June 2012. Prior to that, Mr. Kupper had served as Executive Vice President-Applications Development since January 2010 and as Senior Vice President-Applications Development since November 2008. Prior to joining Ameriprise in 2008, he served as a Senior Vice President-Technology of U.S.

Consumer and Small Business Services at American Express, where he spent approximately ten years holding leadership positions in the technologies organization.

Neal Maglaque-President-Advice & Wealth Management, Business Development and Chief Operating Officer
Mr. Maglaque (57) has been our President-Advice & Wealth Management, Business Development and Chief Operating Officer since June 2012. Prior to that time, Mr. Maglaque served as Executive Vice President and Advice & Wealth Management Chief Operating Officer since 2009, Senior Vice President-USAG Business Planning and Operations since 2006 and as Senior Vice President-Lead Financial Officer Enterprise Finance since 2005. Prior thereto, Mr. Maglaque held several leadership positions at American Express.

Deirdre D. McGraw-Executive Vice President-Corporate Communications and Community Relations
Ms. McGraw (43) has been our Executive Vice President-Corporate Communications and Community Relations since February 2010. Previously, Ms. McGraw served as Senior Vice President-Corporate Communications and Community Relations since February 2007 and as Vice President-Corporate Communications since May 2006. Prior thereto, Ms. McGraw served as Vice President-Business Planning and Communications for our Chairman’s Office, and prior to that, she served as Vice President-Business Planning and Communications for the Group President, Global Financial Services at American Express.

Colin Moore-Executive Vice President and Global Chief Investment Officer
Mr. Moore (55) has been our Executive Vice President and Global Chief Investment Officer since June 2013. Mr. Moore also continues to serve as Chief Investment Officer-Columbia Management, a position he has held since 2010. Prior thereto, he was head of fixed income and liquidity strategies from 2009 to 2010. Mr. Moore joined Columbia Management in 2002 as head of equity and has been a member of the investment community since 1983.

Kim M. Sharan-President-Financial Planning and Wealth Strategies, Chief Marketing Officer
Ms. Sharan (56) has been our President-Financial Planning and Wealth Strategies, Chief Marketing Officer since June 2009. As previously disclosed, Ms. Sharan plans to retire at the end of March 2014. Prior to June 2009, Ms. Sharan served as Executive Vice President and Chief Marketing Officer. Prior to that, Ms. Sharan served as Senior Vice President and Chief Marketing Officer of AEFC since July 2004. Prior thereto, she served as Senior Vice President and Head of Strategic Planning of the Global Financial Services Division of American Express from October 2002 until July 2004. Prior to joining American Express, Ms. Sharan was Managing Director at Merrill Lynch in Tokyo, Japan, from February 2000 until September 2002.

Joseph E. Sweeney-President-Advice & Wealth Management, Products and Service Delivery
Mr. Sweeney (52) has been our President-Advice & Wealth Management, Products and Service Delivery since June 2012. Prior to that time, Mr. Sweeney served as President-Advice and Wealth Management, Products and Services since May 2009 and as President-Financial Planning, Products and Services since 2005. Prior to that, Mr. Sweeney served as Senior Vice President and General Manager of Banking, Brokerage and Managed Products of AEFC since April 2002. Prior thereto, he served as Senior Vice President and Head, Business Transformation, Global Financial Services of American Express from March 2001 until April 2002. Mr. Sweeney is currently on the board of directors of the Securities Industry and Financial Markets Association.

David K. Stewart-Senior Vice President and Controller (Principal Accounting Officer)
Mr. Stewart (60) has been our Senior Vice President and Controller since September 2005. Prior to that, Mr. Stewart served as Vice President and Controller of AEFC and its subsidiaries since June 2002, when he joined American Express. Prior thereto, Mr. Stewart held various management and officer positions in accounting, financial reporting and treasury operations at Lutheran Brotherhood, now known as Thrivent Financial for Lutherans, where he was Vice President-Treasurer from 1997 until 2001.
William F. Truscott-CEO-Global Asset Management
Mr. Truscott (53) has been our CEO - Global Asset Management since September 2012. Prior to that time, Mr. Truscott had served as CEO - U.S. Asset Management and President, Annuities since May 2010, as President - U.S. Asset Management, Annuities and Chief Investment Officer since February 2008 and as President - U.S. Asset Management and Chief Investment Officer since September 2005. Prior to that, Mr. Truscott served as Senior Vice President and Chief Investment Officer of AEFC, a position he held since he joined the company in September 2001.

John R. Woerner-President-Insurance & Annuities and Chief Strategy Officer
Mr. Woerner (44) has been our President - Insurance and Annuities and Chief Strategy Officer since September 2012. Prior to that time, he served as President - Insurance and Chief Strategy Officer since February 2008 and, as Senior Vice President - Strategy and Business Development since September 2005. Prior to that, Mr. Woerner served as Senior Vice President - Strategic Planning and Business Development of AEFC since March 2005. Prior to joining AEFC, Mr. Woerner was a Principal at McKinsey & Co., where he spent approximately ten years serving leading U.S. and European financial services firms, and co-led McKinsey’s U.S. Asset Management Practice.

CORPORATE GOVERNANCE
We have adopted a set of Corporate Governance Principles and Categorical Standards of Director Independence which, together with the charters of the three standing committees of the Board of Directors (Audit; Compensation and Benefits; and Nominating and Governance) and our Code of Conduct (which constitutes the Company’s code of ethics), provide the framework for the governance of our company. A complete copy of our Corporate Governance Principles and Categorical Standards of Director Independence, the charters of each of the Board committees, the Code of Conduct (which applies not only to our Chief Executive Officer, Chief Financial Officer and Controller, but also to all other employees of our company) and the Code of Business Conduct for the Members of the Board of Directors may be found by clicking the “Corporate Governance” link found on our Investor Relations website at ir.ameriprise.com. You may also access our Investor Relations website through our main website at ameriprise.com by clicking on the “Investor Relations” link, which is located at the bottom of the page. (Information from such sites is not incorporated by reference into this report.) You may also obtain free copies of these materials by writing to our Corporate Secretary at our principal executive offices.

Item 11. Executive Compensation.

The following portions of the Proxy Statement are incorporated herein by reference:

•	information under the caption “Corporate Governance-Compensation and Benefits Committee-Compensation Committee Interlocks and Insider Participation”;

•	information included under the caption “Compensation of Executive Officers”; and

•	information included under the caption “Compensation of Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) – shares
Plan category
Equity compensation plans approved by security holders	11,320,352	(1)	$53.12	4,109,485
Equity compensation plans not approved by security holders	3,907,349	(2)	$47.50	7,362,947	(3)
Total	15,227,701		$53.03	11,472,432

(1)
Includes 2,079,048 share units subject to vesting per the terms of the applicable plan which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B.

(2)
Includes 3,748,088 share units subject to vesting per the terms of the applicable plans which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B. For additional information on the Company’s equity compensation plans see Note 17 — Share-Based Compensation to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The non-shareholder approved plans consist of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, the Ameriprise Advisor Group Deferred Compensation Plan and the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.

(3)
Consists of 3,253,122 shares of common stock issuable under the terms of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, 2,466,522 shares of common stock issuable under the Ameriprise Advisor Group Deferred Compensation Plan, and 1,643,303 shares of common stock issuable under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.

Descriptions of our equity compensation plans can be found in Note 17 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Information concerning the market for our common shares and our shareholders can be found in Part II, Item 5 of this Annual Report on Form 10-K. Price and dividend information concerning our common shares may be found in Note 27 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The information included under the caption “Ownership of Our Common Shares” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Corporate Governance-Director Independence,” “Corporate Governance-Categorical Standards of Director Independence,” “Corporate Governance-Independence of Committee Members” and “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information set forth under the heading “Items to be Voted on by Shareholders-Item 5-Ratification of Audit Committee’s Selection of Independent Registered Public Accountants for 2013-Independent Registered Public Accountant Fees”; “-Services to Associated Organizations”; and “-Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants,” in the Proxy Statement is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)    1.     Financial Statements:
The information required herein has been provided in Item 8, which is incorporated herein by reference.

2.     Financial schedules required to be filed by Item 8 of this form, and by Item 15(b):
Schedule I-Condensed Financial Information of Registrant (Parent Company Only)
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

AMERIPRISE FINANCIAL, INC.
——————————————————————
(Registrant)

Date: February 27, 2014
By    /s/ Walter S. Berman
————————————————————
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

Date: February 27, 2014
By    /s/ James M. Cracchiolo
————————————————————
James M. Cracchiolo
Chairman and Chief Executive Officer
(Principal Executive Officer and Director)

Date: February 27, 2014
By    /s/ Walter S. Berman
————————————————————
Walter S. Berman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: February 27, 2014
By    /s/ David K. Stewart
————————————————————
David K. Stewart
Senior Vice President and Controller
(Principal Accounting Officer)

Date: February 27, 2014
By    /s/ Lon R. Greenberg
————————————————————
Lon R. Greenberg
Director

Date: February 27, 2014
By    /s/ W. Walker Lewis
————————————————————
W. Walker Lewis
Director

Date: February 27, 2014
By    /s/ Siri S. Marshall
————————————————————
Siri S. Marshall
Director

Date: February 27, 2014
By    /s/ Jeffrey Noddle
————————————————————
Jeffrey Noddle
Director

Date: February 27, 2014
By    /s/ H. Jay Sarles
————————————————————
H. Jay Sarles
Director

Date: February 27, 2014
By    /s/ Robert F. Sharpe, Jr.
————————————————————
Robert F. Sharpe, Jr.
Director

Date: February 27, 2014
By    /s/ William H. Turner
————————————————————
William H. Turner
Director

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Shareholders of Ameriprise Financial, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 25, 2014 appearing in this Annual Report to Shareholders of Ameriprise Financial, Inc. on Form 10-K also included audits of the financial statement schedule listed in the index appearing under Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 25, 2014

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Only)

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Operations (Parent Company Only)
	December 31,
	2013	2012	2011
Revenues	(in millions)
Management and financial advice fees	$4	$1	$—
Distribution fees	1	—	9
Net investment income	33	29	18
Other revenues	7	9	30
Total revenues	45	39	57
Banking and deposit interest expense	—	3	—
Total net revenues	45	36	57
Expenses
Benefits, claims, losses and settlement expenses	19	—	—
Distribution expenses	—	(5)	5
Interest and debt expense	123	94	95
General and administrative expense	221	255	223
Total expenses	363	344	323
Pretax loss before equity in earnings of subsidiaries	(318)	(308)	(266)
Income tax benefit	(85)	(104)	(102)
Loss before equity in earnings of subsidiaries	(233)	(204)	(164)
Equity in earnings of subsidiaries excluding discontinued operations	1,570	1,235	1,340
Net income from continuing operations	1,337	1,031	1,176
Loss from discontinued operations, net of tax	(3)	(2)	(60)
Net income	$1,334	$1,029	$1,116
See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Comprehensive Income (Parent Company Only)
	December 31,
	2013	2012	2011
	(in millions)
Net income	$1,334	$1,029	$1,116
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	12	21	(2)
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(971)	588	376
Reclassification of net securities gains included in net income	(5)	(5)	—
Impact on deferred acquisition costs, deferred sales inducement costs, benefit reserves and reinsurance recoverables	319	(154)	(193)
Total net unrealized gains (losses) on securities	(657)	429	183
Net unrealized gains (losses) on derivatives:
Net unrealized derivative gains (losses) arising during the period	—	10	(7)
Reclassification of net derivative losses (gains) included in net income	1	(1)	(22)
Total net unrealized gains (losses) on derivatives	1	9	(29)
Defined benefit plans:
Prior service credit	(1)	(1)	(1)
Net income (loss) arising during the period	46	(15)	(50)
Total defined benefit plans	45	(16)	(51)
Total other comprehensive income (loss), net of tax	(599)	443	101
Total comprehensive income	$735	$1,472	$1,217
See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant Condensed Balance Sheet (Parent Company Only)
	December 31,
	2013	2012
(in millions, except share amounts)
Assets
Cash and cash equivalents	$925	$900
Investments	743	894
Loans to subsidiaries	457	467
Due from subsidiaries	416	225
Receivables	64	12
Land, buildings, equipment, and software, net of accumulated depreciation of $805 and $756, respectively	250	251
Investments in subsidiaries	7,652	8,200
Other assets	1,224	1,350
Total assets	$11,731	$12,299

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$191	$198
Due to subsidiaries	405	330
Debt	2,720	2,403
Other liabilities	560	612
Total liabilities	3,876	3,543

Shareholders’ Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 316,816,851 and 309,399,529, respectively)	3	3
Additional paid-in capital	6,929	6,503
Retained earnings	7,289	6,381
Treasury shares, at cost (124,698,544 and 105,456,535 shares, respectively)	(6,961)	(5,325)
Accumulated other comprehensive income, net of tax, including amounts applicable to equity investments in subsidiaries	595	1,194
Total shareholders’ equity	7,855	8,756
Total liabilities and equity	$11,731	$12,299
See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Cash Flows (Parent Company Only)
	December 31,
	2013	2012	2011
	(in millions)
Cash Flows from Operating Activities
Net income	$1,334	$1,029	$1,116
Equity in earnings of subsidiaries excluding discontinued operations	(1,570)	(1,235)	(1,340)
Loss from discontinued operations, net of tax	3	2	60
Dividends received from subsidiaries	1,163	1,366	1,210
Other operating activities, primarily with subsidiaries	(34)	197	(231)
Net cash provided by operating activities	896	1,359	815
Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	2	—	—
Maturities, sinking fund payments and calls	191	30	239
Purchases	(109)	—	(22)
Proceeds from sale of other investments	43	1	—
Purchase of other investments	(1)	(55)	—
Purchase of land, buildings, equipment and software	(54)	(38)	(56)
Contributions to subsidiaries	(106)	(131)	(128)
Return of capital from subsidiaries	470	347	22
Proceeds from sale of business	—	—	150
Repayment of loans from subsidiaries	1,420	1,150	1,252
Issuance of loans to subsidiaries	(1,412)	(994)	(1,312)
Other, net	20	(16)	2
Net cash provided by investing activities	464	294	147
Cash Flows from Financing Activities
Dividends paid to shareholders	(401)	(305)	(212)
Repurchase of common shares	(1,583)	(1,381)	(1,495)
Cash paid for purchased options with deferred premiums	(4)	—	—
Cash received for purchased options with deferred premiums	23	—	—
Issuances of debt, net of issuance costs	744	—	—
Repayments of debt	(350)	—	(14)
Exercise of stock options	118	160	66
Excess tax benefits from share-based compensation	120	64	90
Other, net	(2)	(3)	(1)
Net cash used in financing activities	(1,335)	(1,465)	(1,566)
Net increase (decrease) in cash and cash equivalents	25	188	(604)
Cash and cash equivalents at beginning of year	900	712	1,316
Cash and cash equivalents at end of year	$925	$900	$712
Supplemental Disclosures:
Interest paid on debt	$129	$139	$139
Income taxes paid, net	354	170	334
Non-cash capital transactions from subsidiaries	—	—	(850)
Non-cash financing activity:
Dividends declared but not paid	—	—	62
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

The change in the fair value of derivative instruments used as hedges is reflected in the Parent Company Only Condensed Statements of Operations. For certain of these derivatives, the change in the hedged item is reflected in the subsidiaries’ Statements of Operations. The change in fair value of derivatives used to hedge asset-based distribution fees is included in distribution fees, while the underlying distribution fee revenue is reflected in equity in earnings of subsidiaries. The change in fair value of derivatives used to economically hedge exposure to equity price risk of Ameriprise Financial, Inc. common stock granted as part of the Ameriprise Financial Franchise Advisor Deferred Compensation Plan is included in distribution expenses, while the underlying distribution expenses are reflected in equity in earnings of subsidiaries. The change in fair value of certain derivatives used to economically hedge risk related to GMWB provisions is included in benefits, claims, losses and settlement expenses, while the underlying benefits, claims, losses and settlement expenses are reflected in equity in earnings of subsidiaries.

2. Discontinued Operations

In the fourth quarter of 2011, Ameriprise Financial sold Securities America for $150 million. The results of Securities America have been presented as loss from discontinued operations, net of tax for all periods presented.

3. Debt

All of the debt of Ameriprise Financial is borrowings of the Parent Company, except as indicated below.

•	At December 31, 2013 and 2012, the debt of Ameriprise Financial included $50 million and $501 million of repurchase agreements, respectively, which are accounted for as secured borrowings.

•
As of December 31, 2013, Ameriprise Financial had $450 million of borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”), which is collateralized with commercial mortgage backed securities. We had no borrowings from the FHLB as of December 31, 2012.

4. Guarantees, Commitments and Contingencies

The Parent Company is the guarantor for operating leases of IDS Property Casualty Insurance Company and certain other subsidiaries.

All consolidated legal, regulatory and arbitration proceedings, including class actions of Ameriprise Financial, Inc. and its consolidated subsidiaries are potential or current obligations of the Parent Company.

The Parent Company and Ameriprise Certificate Company (“ACC”) entered into a Capital Support Agreement on March 2, 2009, pursuant to which the Parent Company agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements, up to a maximum commitment of $115 million. For the years ended December 31, 2013, 2012 and 2011, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.

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

Exhibit        Description
_________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

3.1	Amended Restated Certificate of Incorporation of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 1-32525, filed on April 30, 2010).

3.2	Amended and Restated Bylaws of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, File No. 1-32525, filed on January 29, 2014).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Form 10 Registration Statement, File No. 1-32525, filed on August 19, 2005).
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

E-1

Exhibit        Description
_________________________________________________________________________________________________________________

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

10.15
Ameriprise Financial Deferred Share Plan for Outside Directors, as amended and restated effective July 1, 2011 (incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 24, 2012).

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

10.20
Form of Indemnification Agreement for directors, Chief Executive Officer, Chief Financial Officer, General Counsel and Principal Accounting Officer and any other officers designated by the Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on April 26, 2012).

10.21	Ameriprise Financial 2008 Employment Incentive Equity Award Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, File No. 333-156075, filed on December 11, 2008).

10.22
Ameriprise Advisor Group Deferred Compensation Plan, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 27, 2013).

10.23
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

E-2

Exhibit        Description
_________________________________________________________________________________________________________________

12*	Ratio of Earnings to Fixed Charges.

13*
Portions of the Ameriprise Financial, Inc. 2013 Annual Report to Shareholders, which, except for those sections incorporated herein by reference, are furnished solely for the information of the SEC and are not to be deemed “filed.”

21*	Subsidiaries of Ameriprise Financial, Inc.

23*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24	Powers of attorney (included on Signature Page).

31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Ameriprise Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (iv) Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements.

E-3