Form 10-Q
period 2014-03-31
AMERIPRISE FINANCIAL INC
filed 2014-05-05
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	April 21, 2014
Common Stock (par value $.01 per share)	189,879,504 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues
Management and financial advice fees	$1,386	$1,244
Distribution fees	476	434
Net investment income	471	489
Premiums	330	310
Other revenues	340	222
Total revenues	3,003	2,699
Banking and deposit interest expense	7	8
Total net revenues	2,996	2,691
Expenses
Distribution expenses	786	698
Interest credited to fixed accounts	186	198
Benefits, claims, losses and settlement expenses	450	409
Amortization of deferred acquisition costs	87	75
Interest and debt expense	79	66
General and administrative expense	758	758
Total expenses	2,346	2,204
Income from continuing operations before income tax provision	650	487
Income tax provision	134	121
Income from continuing operations	516	366
Loss from discontinued operations, net of tax	(1)	(1)
Net income	515	365
Less: Net income attributable to noncontrolling interests	115	30
Net income attributable to Ameriprise Financial	$400	$335
Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$2.05	$1.61
Loss from discontinued operations	—	—
Net income	$2.05	$1.61
Diluted
Income from continuing operations	$2.01	$1.58
Loss from discontinued operations	—	—
Net income	$2.01	$1.58
Cash dividends declared per common share	$0.52	$0.45
Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(1)	$(1)
Portion of loss recognized in other comprehensive income (loss) (before taxes)	—	(2)
Net impairment losses recognized in net investment income	$(1)	$(3)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended March 31,
	2014	2013
Net income	$515	$365
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	15	(73)
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	239	(141)
Reclassification of net securities gains included in net income	(3)	(1)
Impact on deferred acquisition costs, deferred sales inducement costs, benefit reserves and reinsurance recoverables	(91)	64
Total net unrealized gains (losses) on securities	145	(78)
Total other comprehensive income (loss), net of tax	160	(151)
Total comprehensive income	675	214
Less: Comprehensive income (loss) attributable to noncontrolling interests	124	(11)
Comprehensive income attributable to Ameriprise Financial	$551	$225
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$2,403	$2,632
Cash of consolidated investment entities	496	419
Investments	35,906	35,735
Investments of consolidated investment entities, at fair value	5,397	5,002
Separate account assets	81,872	81,223
Receivables	4,639	4,538
Receivables of consolidated investment entities (includes $36 and $32, respectively, at fair value)	75	72
Deferred acquisition costs	2,630	2,663
Restricted and segregated cash and investments	2,391	2,360
Other assets	8,160	7,983
Other assets of consolidated investment entities, at fair value	1,995	1,949
Total assets	$145,964	$144,576
Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,625	$29,620
Separate account liabilities	81,872	81,223
Customer deposits	7,211	7,062
Short-term borrowings	300	500
Long-term debt	2,719	2,720
Debt of consolidated investment entities (includes $5,225 and $4,804, respectively, at fair value)	6,147	5,736
Accounts payable and accrued expenses	1,187	1,367
Accounts payable and accrued expenses of consolidated investment entities	41	62
Other liabilities	7,143	6,829
Other liabilities of consolidated investment entities (includes $238 and $193, respectively, at fair value)	274	225
Total liabilities	136,519	135,344
Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 318,408,621 and 316,816,851, respectively)	3	3
Additional paid-in capital	7,046	6,929
Retained earnings	7,582	7,289
Appropriated retained earnings of consolidated investment entities	356	337
Treasury shares, at cost (127,847,137 and 124,698,544 shares, respectively)	(7,389)	(6,961)
Accumulated other comprehensive income, net of tax	746	595
Total Ameriprise Financial, Inc. shareholders’ equity	8,344	8,192
Noncontrolling interests	1,101	1,040
Total equity	9,445	9,232
Total liabilities and equity	$145,964	$144,576
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in millions, except share data)

	Ameriprise Financial, Inc.
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Appropriated Retained Earnings of Consolidated Investment Entities	Treasury Shares	Accumulated Other Comprehensive Income	Total Ameriprise Financial, Inc. Shareholders’ Equity	Non-controlling Interests	Total
Balances at January 1, 2013	203,942,994	$3	$6,503	$6,381	$336	$(5,325)	$1,194	$9,092	$620	$9,712
Comprehensive income (loss):
Net income	—	—	—	335	—	—	—	335	30	365
Other comprehensive loss, net of tax	—	—	—	—	—	—	(110)	(110)	(41)	(151)
Total comprehensive income (loss)								225	(11)	214
Net income reclassified to appropriated retained earnings	—	—	—	—	25	—	—	25	(25)	—
Dividends to shareholders	—	—	—	(94)	—	—	—	(94)	—	(94)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	76	76
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(9)	(9)
Repurchase of common shares	(6,855,689)	—	—	—	—	(471)	—	(471)	—	(471)
Share-based compensation plans	5,378,793	—	89	(5)	—	99	—	183	6	189
Balances at March 31, 2013	202,466,098	$3	$6,592	$6,617	$361	$(5,697)	$1,084	$8,960	$657	$9,617
Balances at January 1, 2014	192,118,307	$3	$6,929	$7,289	$337	$(6,961)	$595	$8,192	$1,040	$9,232
Comprehensive income:
Net income	—	—	—	400	—	—	—	400	115	515
Other comprehensive income, net of tax	—	—	—	—	—	—	151	151	9	160
Total comprehensive income								551	124	675
Net income reclassified to appropriated retained earnings	—	—	—	—	19	—	—	19	(19)	—
Dividends to shareholders	—	—	—	(103)	—	—	—	(103)	—	(103)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(49)	(49)
Repurchase of common shares	(4,706,057)	—	—	—	—	(516)	—	(516)	—	(516)
Share-based compensation plans	3,149,234	—	117	(4)	—	88	—	201	5	206
Balances at March 31, 2014	190,561,484	$3	$7,046	$7,582	$356	$(7,389)	$746	$8,344	$1,101	$9,445
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$515	$365
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	63	58
Deferred income tax expense (benefit)	(37)	41
Share-based compensation	30	33
Net realized investment gains	(6)	(4)
Net trading gains	(2)	—
Loss (income) from equity method investments	3	(1)
Other-than-temporary impairments and provision for loan losses	1	3
Net gains of consolidated investment entities	(101)	(26)
Changes in operating assets and liabilities:
Restricted and segregated cash and investments	(31)	264
Deferred acquisition costs	8	(3)
Other investments, net	—	(6)
Policyholder account balances, future policy benefits and claims, net	121	(557)
Derivatives, net of collateral	(85)	279
Receivables	(144)	(52)
Brokerage deposits	60	(227)
Accounts payable and accrued expenses	(183)	(193)
Cash held by consolidated investment entities	(72)	(302)
Investment properties of consolidated investment entities	49	(45)
Other operating assets and liabilities of consolidated investment entities, net	(14)	(62)
Other, net	259	(31)
Net cash provided by (used in) operating activities	434	(466)

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	161	169
Maturities, sinking fund payments and calls	1,104	1,249
Purchases	(1,029)	(1,187)
Proceeds from maturities and repayments of mortgage loans	140	186
Funding of mortgage loans	(124)	(152)
Proceeds from sales and collections of other investments	57	67
Purchase of other investments	(111)	(86)
Purchase of investments by consolidated investment entities	(742)	(531)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	418	690
Purchase of land, buildings, equipment and software	(20)	(14)
Other, net	1	(2)
Net cash provided by (used in) investing activities	(145)	389
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued) (in millions)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$617	$599
Maturities, withdrawals and cash surrenders	(528)	(403)
Policyholder account balances:
Deposits and other additions	494	494
Net transfers to separate accounts	(56)	(36)
Surrenders and other benefits	(661)	(512)
Cash paid for purchased options with deferred premiums	(124)	(98)
Cash received from purchased options with deferred premiums	47	—
Change in short-term borrowings, net	(200)	(1)
Dividends paid to shareholders	(100)	(92)
Repurchase of common shares	(457)	(406)
Exercise of stock options	11	48
Excess tax benefits from share-based compensation	92	51
Borrowings by consolidated investment entities	478	467
Repayments of debt by consolidated investment entities	(85)	(291)
Noncontrolling interests investments in subsidiaries	—	76
Distributions to noncontrolling interests	(49)	(9)
Other, net	—	(1)
Net cash used in financing activities	(521)	(114)
Effect of exchange rate changes on cash	3	(20)
Net decrease in cash and cash equivalents	(229)	(211)
Cash and cash equivalents at beginning of period	2,632	2,371
Cash and cash equivalents at end of period	$2,403	$2,160

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$32	$35
Income taxes paid, net	50	10
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	—	10
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
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the consolidated Financial Statements and Notes in the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2014.
In the Consolidated Statements of Operations, the Company reclassified certain fixed wholesaling costs from distribution expenses to general and administrative expense on a retroactive basis to improve consistency in its presentation of wholesaling distribution expense. The amount reclassified for the three months ended March 31, 2013 was $28 million. The Company also reclassified certain prior period amounts in the Consolidated Statements of Cash Flows, as discussed below, to improve the transparency of its cash flows. Total cash flows provided by (used in) operating, investing and financing activities did not change as a result of the reclassifications.
Within operating activities, the change in freestanding derivatives hedging guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”) liabilities was reclassified from “Policyholder account balances, future policy benefits and claims, net” to “Derivatives, net of collateral.” The change in all other freestanding derivatives was reclassified from “Other, net” to “Derivatives, net of collateral.” The change in derivatives collateral was reclassified from “Derivatives collateral, net” to “Derivatives, net of collateral.” As a result of these reclassifications, changes in all freestanding derivatives and related collateral are included in one line within operating cash flows.
Within investing activities, the change in residential mortgage loans was reclassified from “Change in consumer loans, net” to “Proceeds from maturities and repayments of mortgage loans” and “Funding of mortgage loans.” These lines also include changes in commercial mortgage loans.
Within financing activities, the increase in policyholder account balances for interest credited was reclassified from “Policyholder account balances: Surrenders and other benefits” to “Policyholder account balances: Deposits and other additions.” The increase in certificate account balances for interest credited was reclassified from “Investment certificates: Maturities, withdrawals and cash surrenders” to “Investment certificates: Proceeds from additions.”
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

2.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Income Taxes
In July 2013, the Financial Accounting Standards Board (“FASB”) updated the accounting standard for income taxes. The update provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard is effective for interim and annual periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company adopted the standard in the first quarter of 2014. The adoption of the standard did not have a material impact on the Company’s consolidated results of operations and financial condition.
Investment Companies

In June 2013, the FASB updated the accounting standard related to investment companies. The standard provides a new two-tiered approach for determining whether a company is an investment company and requires new disclosures for investment companies. The guidance does not directly apply to the Company and did not impact investment entities that the Company consolidates. The standard is effective for interim and annual periods beginning after December 15, 2013 and is required to be applied prospectively. The adoption of the standard did not have a material impact on the Company’s consolidated results of operations and financial condition.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
During the three months ended March 31, 2014, the Company consolidated one new investment entity.
Fair Value of Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 10 for the definition of the three levels of the fair value hierarchy.
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$152	$13	$165
Common stocks	166	40	10	216
Other investments	4	33	—	37
Syndicated loans	—	4,595	384	4,979
Total investments	170	4,820	407	5,397
Receivables	—	36	—	36
Other assets	—	2	1,993	1,995
Total assets at fair value	$170	$4,858	$2,400	$7,428
Liabilities
Debt	$—	$—	$5,225	$5,225
Other liabilities	—	238	—	238
Total liabilities at fair value	$—	$238	$5,225	$5,463

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$200	$2	$202
Common stocks	147	31	14	192
Other investments	3	33	—	36
Syndicated loans	—	4,204	368	4,572
Total investments	150	4,468	384	5,002
Receivables	—	32	—	32
Other assets	—	13	1,936	1,949
Total assets at fair value	$150	$4,513	$2,320	$6,983
Liabilities
Debt	$—	$—	$4,804	$4,804
Other liabilities	—	193	—	193
Total liabilities at fair value	$—	$193	$4,804	$4,997
The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Corporate Debt Securities		Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2014	$2		$14		$368		$1,936		$(4,804)
Total gains (losses) included in:
Net income	1	(1)	2	(1)	4	(1)	80	(2)	(10)	(1)
Other comprehensive income (loss)	—		—		—		15		—
Purchases	2		—		96		19		—
Sales	(2)		—		—		(68)		—
Issues	—		—		—		—		(456)
Settlements	—		—		(12)		—		45
Transfers into Level 3	10		6		146		11		—
Transfers out of Level 3	—		(12)		(218)		—		—
Balance, March 31, 2014	$13		$10		$384		$1,993		$(5,225)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at March 31, 2014	$1	(1)	$2	(1)	$3	(1)	$78	(2)	$(10)	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Corporate Debt Securities	Common Stocks	Syndicated Loans	Other Assets		Debt
	(in millions)
Balance, January 1, 2013	$3	$14	$202	$1,214		$(4,450)
Total losses included in:
Net income	—	—	—	(6)	(2)	(24)	(1)
Other comprehensive income (loss)	—	—	—	(77)		—
Purchases	—	—	76	51		—
Sales	—	—	(18)	(6)		—
Issues	—	—	—	—		(410)
Settlements	—	—	(13)	—		289
Transfers into Level 3	—	2	51	—		—
Transfers out of Level 3	—	(8)	(93)	—		—
Balance, March 31, 2013	$3	$8	$205	$1,176		$(4,595)
Changes in unrealized losses included in income relating to assets and liabilities held at March 31, 2013	$—	$—	$—	$(5)	(2)	$(24)	(1)
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities held by consolidated investment entities:

	March 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Other assets	$1,993	Discounted cash flow/ market comparables	Equivalent yield	4.6%	–	11.9%	7.2%
			Expected rental value (per square foot)	$5	–	$374	$33
Debt	$5,225	Discounted cash flow	Annual default rate	2.5%	–	2.5%	2.5%
			Discount rate	1.4%	–	7.5%	2.6%
			Constant prepayment rate	5.0%	–	10.0%	9.8%
			Loss recovery	36.4%	–	63.6%	62.6%

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Other assets	$1,936	Discounted cash flow/ market comparables	Equivalent yield	4.4%	–	12.4%	7.4%
			Expected rental value (per square foot)	$5	–	$373	$33
Debt	$4,804	Discounted cash flow	Annual default rate	2.5%	–	2.5%	2.5%
			Discount rate	1.5%	–	8.3%	2.7%
			Constant prepayment rate	5.0%	–	10.0%	9.8%
			Loss recovery	36.4%	–	63.6%	62.3%
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
Determination of Fair Value
Assets
Investments
The fair value of syndicated loans obtained from third party pricing services using a market approach with observable inputs is classified as Level 2. The fair value of syndicated loans obtained from third party pricing services with a single non-binding broker quote as the underlying valuation source is classified as Level 3. The underlying inputs used in non-binding broker quotes are not readily available to the Company.
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
Other assets of the consolidated CDOs consist primarily of warrants. Warrants are classified as Level 2 when the price is derived from observable market data. Warrants from an issuer whose securities are not priced in active markets are classified as Level 3.
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	March 31, 2014	December 31, 2013
	(in millions)
Syndicated loans
Unpaid principal balance	$5,028	$4,628
Excess unpaid principal over fair value	(49)	(56)
Fair value	$4,979	$4,572
Fair value of loans more than 90 days past due	$27	$23
Fair value of loans in nonaccrual status	27	23
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	28	33
Debt
Unpaid principal balance	$5,446	$5,032
Excess unpaid principal over fair value	(221)	(228)
Fair value	$5,225	$4,804
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
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected was $21 million for both the three months ended March 31, 2014 and 2013. The majority of the syndicated loans and debt have floating rates; as such, changes in their fair values are primarily attributable to changes in credit spreads.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(in millions)
Debt of consolidated CDOs due 2016-2026	$5,225	$4,804	1.1%	1.0%
Floating rate revolving credit borrowings due 2014	267	305	2.6	2.6
Floating rate revolving credit borrowings due 2015	98	97	2.4	2.4
Floating rate revolving credit borrowings due 2017	121	120	4.6	4.5
Floating rate revolving credit borrowings due 2018	403	377	3.6	3.5
Floating rate revolving credit borrowings due 2019	33	33	3.0	3.0
Total	$6,147	$5,736
The debt of the consolidated CDOs has both fixed and floating interest rates, which range from 0% to 9.2%. The interest rates on the debt of CDOs are weighted average rates based on the outstanding principal and current interest rates. The carrying value of the debt of the consolidated CDOs represents the fair value of the aggregate debt. The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt of certain consolidated pooled investment vehicles managed by Threadneedle. The fair value of this debt was $922 million and $932 million as of March 31, 2014 and December 31, 2013, respectively. The consolidated pooled investment vehicles have entered into interest rate swaps and collars to manage the interest rate exposure on the floating rate revolving credit borrowings. The fair value of these derivative instruments is recorded gross and was a liability of $7 million and $5 million at March 31, 2014 and December 31, 2013, respectively. The overall effective interest rate reflecting the impact of the derivative contracts was 4.3% and 4.2% as of March 31, 2014 and December 31, 2013, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

4.  Investments
The following is a summary of Ameriprise Financial investments:

	March 31, 2014	December 31, 2013
	(in millions)
Available-for-Sale securities, at fair value	$30,478	$30,310
Mortgage loans, net	3,487	3,510
Policy and certificate loans	780	774
Other investments	1,161	1,141
Total	$35,906	$35,735
The following is a summary of net investment income:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Investment income on fixed maturities	$374	$401
Net realized gains	5	1
Affordable housing partnerships	(6)	(7)
Other	24	17
Consolidated investment entities	74	77
Total net investment income	$471	$489

Available-for-Sale securities distributed by type were as follows:

	March 31, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,996	$1,516	$(48)	$17,464	$3
Residential mortgage backed securities	6,049	151	(110)	6,090	(29)
Commercial mortgage backed securities	2,649	139	(7)	2,781	—
Asset backed securities	1,474	54	(6)	1,522	—
State and municipal obligations	2,182	166	(50)	2,298	—
U.S. government and agencies obligations	47	5	—	52	—
Foreign government bonds and obligations	238	20	(6)	252	—
Common stocks	7	12	—	19	5
Total	$28,642	$2,063	$(227)	$30,478	$(21)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$16,233	$1,330	$(97)	$17,466	$3
Residential mortgage backed securities	6,114	147	(137)	6,124	(33)
Commercial mortgage backed securities	2,612	141	(12)	2,741	—
Asset backed securities	1,459	53	(8)	1,504	—
State and municipal obligations	2,132	106	(78)	2,160	—
U.S. government and agencies obligations	47	5	—	52	—
Foreign government bonds and obligations	235	18	(8)	245	—
Common stocks	7	11	—	18	4
Total	$28,839	$1,811	$(340)	$30,310	$(26)
(1)  Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of March 31, 2014 and December 31, 2013, investment securities with a fair value of $2.1 billion and $2.3 billion, respectively, were pledged to meet contractual obligations under derivative contracts and repurchase agreements.
At March 31, 2014 and December 31, 2013, fixed maturity securities comprised approximately 85% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At March 31, 2014 and December 31, 2013, the Company’s internal analysts rated $1.3 billion and $1.4 billion, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

	March 31, 2014			December 31, 2013
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$7,446	$7,664	25%	$7,562	$7,746	25%
AA	1,572	1,740	6	1,587	1,707	6
A	6,385	6,838	22	6,381	6,738	22
BBB	11,382	12,388	41	11,427	12,272	41
Below investment grade	1,850	1,829	6	1,875	1,829	6
Total fixed maturities	$28,635	$30,459	100%	$28,832	$30,292	100%
At March 31, 2014 and December 31, 2013, approximately 46% and 45%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2014
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	134	$1,834	$(35)	13	$232	$(13)	147	$2,066	$(48)
Residential mortgage backed securities	102	1,874	(39)	127	884	(71)	229	2,758	(110)
Commercial mortgage backed securities	24	265	(5)	2	21	(2)	26	286	(7)
Asset backed securities	36	434	(4)	5	61	(2)	41	495	(6)
State and municipal obligations	87	250	(12)	22	133	(38)	109	383	(50)
Foreign government bonds and obligations	21	65	(6)	1	1	—	22	66	(6)
Total	404	$4,722	$(101)	170	$1,332	$(126)	574	$6,054	$(227)

	December 31, 2013
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	181	$2,817	$(83)	12	$181	$(14)	193	$2,998	$(97)
Residential mortgage backed securities	128	2,393	(66)	113	663	(71)	241	3,056	(137)
Commercial mortgage backed securities	35	426	(10)	4	22	(2)	39	448	(12)
Asset backed securities	40	531	(7)	4	32	(1)	44	563	(8)
State and municipal obligations	169	468	(36)	14	117	(42)	183	585	(78)
Foreign government bonds and obligations	23	77	(8)	—	—	—	23	77	(8)
Total	576	$6,712	$(210)	147	$1,015	$(130)	723	$7,727	$(340)
As part of Ameriprise Financial’s ongoing monitoring process, management determined that a majority of the change in gross unrealized losses on its Available-for-Sale securities is attributable to movement in interest rates.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended March 31,
	2014	2013
	(in millions)
Beginning balance	$147	$176
Credit losses for which an other-than-temporary impairment was previously recognized	—	2
Reductions for securities sold during the period (realized)	—	(13)
Ending balance	$147	$165

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The change in net unrealized securities gains (losses) in other comprehensive income (loss) includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit other-than-temporary impairment losses to credit losses; and (iii) other items primarily consisting of adjustments in asset and liability balances, such as deferred acquisition costs (“DAC”), deferred sales inducement costs (“DSIC”), benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.
The following table presents a rollforward of the net unrealized securities gains on Available-for-Sale securities included in accumulated other comprehensive income:

	Net Unrealized Securities Gains	Deferred Income Tax	Accumulated Other Comprehensive Income Related to Net Unrealized Securities Gains
	(in millions)
Balance at January 1, 2013	$2,017	$(705)	$1,312
Net unrealized securities losses arising during the period (1)	(216)	75	(141)
Reclassification of net securities gains included in net income	(1)	—	(1)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	98	(34)	64
Balance at March 31, 2013	$1,898	$(664)	$1,234	(2)

Balance at January 1, 2014	$1,016	$(361)	$655
Net unrealized securities gains arising during the period (1)	370	(131)	239
Reclassification of net securities gains included in net income	(5)	2	(3)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(140)	49	(91)
Balance at March 31, 2014	$1,241	$(441)	$800	(2)
(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $1 million and $11 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at March 31, 2014 and 2013, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Gross realized gains	$7	$4
Gross realized losses	(1)	—
Other-than-temporary impairments	(1)	(3)
Total	$5	$1
Other-than-temporary impairments for the three months ended March 31, 2014 primarily related to the Company’s decision to sell a corporate debt security and credit losses on non-agency residential mortgage backed securities. Other-than-temporary impairments for the three months ended March 31, 2013 primarily related to credit losses on non-agency residential mortgage backed securities.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities by contractual maturity at March 31, 2014 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,525	$1,549
Due after one year through five years	6,536	7,069
Due after five years through 10 years	5,678	5,998
Due after 10 years	4,724	5,450
	18,463	20,066
Residential mortgage backed securities	6,049	6,090
Commercial mortgage backed securities	2,649	2,781
Asset backed securities	1,474	1,522
Common stocks	7	19
Total	$28,642	$30,478
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
Allowance for Loan Losses
The following tables present a rollforward of the allowance for loan losses for the three months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	March 31, 2014
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Beginning balance	$26	$6	$5	$37
Charge-offs	(1)	(2)	—	(3)
Ending balance	$25	$4	$5	$34

Individually evaluated for impairment	$6	$—	$1	$7
Collectively evaluated for impairment	19	4	4	27

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	March 31, 2013
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Beginning balance	$29	$7	$8	$44
Charge-offs	—	—	(1)	(1)
Ending balance	$29	$7	$7	$43

Individually evaluated for impairment	$7	$—	$1	$8
Collectively evaluated for impairment	22	7	6	35
The recorded investment in financing receivables by impairment method and type of loan was as follows:

	March 31, 2014
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Individually evaluated for impairment	$32	$4	$7	$43
Collectively evaluated for impairment	2,663	418	833	3,914
Total	$2,695	$422	$840	$3,957

	December 31, 2013
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Individually evaluated for impairment	$42	$9	$7	$58
Collectively evaluated for impairment	2,640	370	873	3,883
Total	$2,682	$379	$880	$3,941
As of March 31, 2014 and December 31, 2013, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $18 million and $21 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance. During the three months ended March 31, 2014 and 2013, the Company purchased $65 million and $22 million, respectively, and sold $4 million and $1 million, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $10 million and $22 million as of March 31, 2014 and December 31, 2013, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1% and 2%, respectively, of total commercial mortgage loans at March 31, 2014 and December 31, 2013. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(in millions)
East North Central	$244	$251	9%	9%
East South Central	68	71	3	3
Middle Atlantic	214	211	8	8
Mountain	255	257	9	10
New England	146	149	5	5
Pacific	674	661	25	25
South Atlantic	723	713	27	26
West North Central	210	207	8	8
West South Central	161	162	6	6
	2,695	2,682	100%	100%
Less: allowance for loan losses	25	26
Total	$2,670	$2,656

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(in millions)
Apartments	$477	$488	18%	18%
Hotel	31	33	1	1
Industrial	471	454	17	17
Mixed use	46	36	2	1
Office	559	559	21	21
Retail	952	951	35	36
Other	159	161	6	6
	2,695	2,682	100%	100%
Less: allowance for loan losses	25	26
Total	$2,670	$2,656
Syndicated Loans
The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at March 31, 2014 and December 31, 2013 were $1 million and $4 million, respectively.
Consumer Loans
The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration in determining the allowance for loan losses for consumer loans. At a minimum, management updates FICO scores and LTV ratios semiannually.
As of March 31, 2014 and December 31, 2013, approximately 6% and 5%, respectively, of consumer loans had FICO scores below 640. At both March 31, 2014 and December 31, 2013, approximately 2% of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for consumer loans is in California representing 37% and 38%, respectively, of the portfolio as of March 31, 2014 and December 31, 2013. No other state represents more than 10% of the total consumer loan portfolio.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Troubled Debt Restructurings
The following table presents the number of loans restructured by the Company during the period and their recorded investment at the end of the period:

	Three Months Ended March 31,
	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in millions, except number of loans)
Commercial mortgage loans	2	$8	—	$—
Syndicated loans	1	1	—	—
Consumer loans	2	—	5	—
Total	5	$9	5	$—
The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months ended March 31, 2014 and 2013. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

6.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2014	2013
	(in millions)
Balance at January 1	$2,663	$2,399
Capitalization of acquisition costs	79	78
Amortization	(87)	(75)
Impact of change in net unrealized securities losses (gains)	(25)	33
Balance at March 31	$2,630	$2,435
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2014	2013
	(in millions)
Balance at January 1	$409	$404
Capitalization of sales inducement costs	1	2
Amortization	(13)	(12)
Impact of change in net unrealized securities losses (gains)	(5)	3
Balance at March 31	$392	$397

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Policyholder account balances
Fixed annuities	$13,511	$13,826
Variable annuity fixed sub-accounts	4,892	4,926
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,798	2,790
Indexed universal life (“IUL”) insurance	363	315
Other life insurance	868	878
Total policyholder account balances	22,432	22,735
Future policy benefits
Variable annuity GMWB (1)	(267)	(383)
Variable annuity GMAB (1)	(69)	(62)
Other annuity liabilities	103	76
Fixed annuities life contingent liabilities	1,517	1,523
Equity indexed annuities (“EIA”)	28	29
Life, disability income and long term care insurance	4,845	4,739
VUL/UL and other life insurance additional liabilities	373	336
Total future policy benefits	6,530	6,258
Policy claims and other policyholders’ funds	663	627
Total policyholder account balances, future policy benefits and claims	$29,625	$29,620
(1) Includes the value of GMWB and GMAB embedded derivatives which was a net asset at both March 31, 2014 and December 31, 2013 and the amount is reported as a contra liability.
Separate account liabilities consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Variable annuity	$71,072	$70,687
VUL insurance	6,918	6,885
Other insurance	43	44
Threadneedle investment liabilities	3,839	3,607
Total	$81,872	$81,223

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	March 31, 2014				December 31, 2013
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$53,368	$51,554	$26	64	$52,616	$50,790	$28	64
Five/six-year reset	10,938	8,392	36	64	11,220	8,663	42	64
One-year ratchet	7,608	7,203	36	66	7,676	7,261	38	65
Five-year ratchet	1,790	1,734	1	62	1,781	1,725	1	62
Other	1,002	983	37	69	1,015	996	36	69
Total — GMDB	$74,706	$69,866	$136	64	$74,308	$69,435	$145	64

GGU death benefit	$1,051	$999	$121	66	$1,052	$998	$121	64

GMIB	$396	$372	$8	66	$413	$389	$8	66

GMWB:
GMWB	$3,864	$3,850	$1	67	$3,936	$3,921	$1	67
GMWB for life	34,821	34,695	92	65	34,069	33,930	77	64
Total — GMWB	$38,685	$38,545	$93	65	$38,005	$37,851	$78	64

GMAB	$4,201	$4,190	$1	58	$4,194	$4,181	$2	58
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	March 31, 2014		December 31, 2013
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$5,749	62	$5,674	62
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder value.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2013	$4	$9	$799	$103	$155
Incurred claims	1	—	(480)	(80)	17
Paid claims	(1)	—	—	—	(3)
Balance at March 31, 2013	$4	$9	$319	$23	$169

Balance at January 1, 2014	$4	$6	$(383)	$(62)	$206
Incurred claims	1	—	116	(7)	11
Paid claims	(1)	—	—	—	4
Balance at March 31, 2014	$4	$6	$(267)	$(69)	$221
(1) The incurred claims for GMWB and GMAB represent the total change in the liabilities (contra liabilities).
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	March 31, 2014	December 31, 2013
	(in millions)
Mutual funds:
Equity	$39,742	$39,195
Bond	25,965	26,519
Other	4,168	3,764
Total mutual funds	$69,875	$69,478

9.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance				Stated Interest Rate
	March 31, 2014		December 31, 2013		March 31, 2014	December 31, 2013
	(in millions)
Long-term debt:
Senior notes due 2015	$364	(1)	$366	(1)	5.7%	5.7%
Senior notes due 2019	327	(1)	327	(1)	7.3	7.3
Senior notes due 2020	784	(1)	783	(1)	5.3	5.3
Senior notes due 2023	750		750		4.0	4.0
Senior notes due 2039	200		200		7.8	7.8
Junior subordinated notes due 2066	294		294		7.5	7.5
Total long-term debt	2,719		2,720

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	250		450		0.3	0.3
Repurchase agreements	50		50		0.3	0.3
Total short-term borrowings	300		500
Total	$3,019		$3,220
(1) Amounts include adjustments for fair value hedges on the Company’s long-term debt. See Note 12 for information on the Company’s fair value hedges.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The amounts included in the table above are net of any unamortized discount and premium associated with issuing these notes.
On September 30, 2013, the Company entered into a restated credit agreement for $500 million expiring on September 28, 2018. Under the terms of the agreement, the Company may increase the amount of this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under the agreement are reduced by any outstanding letters of credit. The Company had no borrowings outstanding under this facility and outstanding letters of credit issued against this facility were $2 million as of March 31, 2014.
The Company’s junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants at both March 31, 2014 and December 31, 2013.
Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings. The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $51 million and $52 million at March 31, 2014 and December 31, 2013, respectively. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.
The Company’s insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $506 million and $574 million at March 31, 2014 and December 31, 2013, respectively. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$40	$1,941	$—	$1,981
Available-for-Sale securities:
Corporate debt securities	—	15,898	1,566	17,464
Residential mortgage backed securities	—	6,003	87	6,090
Commercial mortgage backed securities	—	2,706	75	2,781
Asset backed securities	—	1,316	206	1,522
State and municipal obligations	—	2,298	—	2,298
U.S. government and agencies obligations	17	35	—	52
Foreign government bonds and obligations	—	252	—	252
Common stocks	5	8	6	19
Total Available-for-Sale securities	22	28,516	1,940	30,478
Trading securities	2	36	2	40
Separate account assets	—	81,872	—	81,872
Other assets:
Interest rate derivative contracts	—	1,545	—	1,545
Equity derivative contracts	306	1,330	—	1,636
Credit derivative contracts	—	1	—	1
Foreign currency derivative contracts	3	3	—	6
Total other assets	309	2,879	—	3,188
Total assets at fair value	$373	$115,244	$1,942	$117,559
Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	154	154
GMWB and GMAB embedded derivatives	—	—	(471)	(471)	(2)
Total policyholder account balances, future policy benefits and claims	—	5	(317)	(312)	(1)
Customer deposits	—	6	—	6
Other liabilities:
Interest rate derivative contracts	—	1,442	—	1,442
Equity derivative contracts	552	2,399	—	2,951
Foreign currency derivative contracts	2	—	—	2
Other	—	17	—	17
Total other liabilities	554	3,858	—	4,412
Total liabilities at fair value	$554	$3,869	$(317)	$4,106
(1) The Company’s adjustment for nonperformance risk resulted in a $169 million cumulative increase to the embedded derivatives.
(2) The fair value of the GMWB and GMAB embedded derivatives was a net asset at March 31, 2014 and the amount is reported as a contra liability.

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

(1) The Company’s adjustment for nonperformance risk resulted in a $150 million cumulative increase to the embedded derivatives.
(2) The fair value of the GMWB and GMAB embedded derivatives was a net asset at December 31, 2013 and the amount is reported as a contra liability.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities							Policyholder Account Balances, Future Policy Benefits and Claims
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total	Trading Securities	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2014	$1,640	$187	$30	$260	$6	$2,123	$2	$(125)		$575		$450
Total gains (losses) included in:
Net income	—	—	—	—	—	—	—	(6)	(1)	(52)	(2)	(58)
Other comprehensive income	4	—	—	—	—	4	—	—		—		—
Purchases	76	82	60	21	—	239	—	—		—		—
Sales	(11)	—	—	—	—	(11)	—	—		—		—
Issues	—	—	—	—	—	—	—	(24)		(59)		(83)
Settlements	(143)	(3)	—	(6)	—	(152)	—	1		7		8
Transfers out of Level 3	—	(179)	(15)	(69)	—	(263)	—	—		—		—
Balance, March 31, 2014	$1,566	$87	$75	$206	$6	$1,940	$2	$(154)		$471		$317

Changes in unrealized losses relating to assets and liabilities held at March 31, 2014 included in:
Net investment income	$(1)	$—	$—	$—	$—	$(1)	$—	$—		$—		$—
Interest credited to fixed accounts	—	—	—	—	—	—	—	(6)		—		(6)
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	—	—		(52)		(52)
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities						Policyholder Account Balances, Future Policy Benefits and Claims
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2013	$1,764	$284	$206	$178	$6	$2,438	$(45)		$(833)		$(878)
Total gains (losses) included in:
Net income	—	—	—	—	—	—	(4)	(1)	618	(2)	614
Other comprehensive income	—	—	(2)	5	—	3	—		—		—
Purchases	54	—	—	139	—	193	—		—		—
Issues	—	—	—	—	—	—	(12)		(50)		(62)
Settlements	(54)	—	—	(1)	—	(55)	—		(1)		(1)
Transfers out of Level 3	—	(276)	—	—	(1)	(277)	—		—		—
Balance, March 31, 2013	$1,764	$8	$204	$321	$5	$2,302	$(61)		$(266)		$(327)

Changes in unrealized gains relating to assets and liabilities held at March 31, 2013 included in:
Interest credited to fixed accounts	$—	$—	$—	$—	$—	$—	$(4)		$—		$(4)
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	—		609		609
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $15 million and $(62) million, net of DAC, DSIC unearned revenue amortization and the reinsurance accrual, for the three months ended March 31, 2014 and 2013, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,520	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8%	–	4.8%	1.4%
IUL embedded derivatives	$154	Discounted cash flow	Nonperformance risk (3)	70		bps
GMWB and GMAB embedded derivatives	$(471)	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	51.1%
			Surrender rate	0.1%	–	57.9%
			Market volatility (2)	4.7%	–	17.8%
			Nonperformance risk (3)	70		bps
			Elective contractholder strategy allocations (4)	0.0%	–	50.0%

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,589	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	–	5.3%	1.5%
IUL embedded derivatives	$125	Discounted cash flow	Nonperformance risk (3)	74		bps
GMWB and GMAB embedded derivatives	$(575)	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	51.1%
			Surrender rate	0.1%	–	57.9%
			Market volatility (2)	4.9%	–	18.8%
			Nonperformance risk (3)	74		bps
			Elective contractholder strategy allocations (4)	0.0%	–	50.0%
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at March 31, 2014 and December 31, 2013. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at March 31, 2014 and December 31, 2013. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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

	March 31, 2014
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,487	$—	$—	$3,498	$3,498
Policy and certificate loans	780	—	1	769	770
Receivables	1,258	158	1,092	7	1,257
Restricted and segregated cash	2,391	2,391	—	—	2,391
Other investments and assets	478	—	407	72	479
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$13,791	$—	$—	$14,459	$14,459
Investment certificate reserves	4,066	—	—	4,061	4,061
Brokerage customer deposits	3,148	3,148	—	—	3,148
Separate account liabilities	4,232	—	4,232	—	4,232
Debt and other liabilities	3,271	209	3,199	117	3,525

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2013
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,510	$—	$—	$3,490	$3,490
Policy and certificate loans	774	—	1	765	766
Receivables	1,141	107	1,026	8	1,141
Restricted and segregated cash	2,360	2,360	—	—	2,360
Other investments and assets	440	—	368	73	441
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,106	$—	$—	$14,724	$14,724
Investment certificate reserves	3,977	—	—	3,982	3,982
Brokerage customer deposits	3,088	3,088	—	—	3,088
Separate account liabilities	4,007	—	4,007	—	4,007
Debt and other liabilities	3,416	137	3,372	134	3,643
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Amounts segregated under federal and other regulations may also reflect resale agreements and are measured at the price at which the securities will be sold. This measurement is a reasonable estimate of fair value because of the short time between entering into the transaction and its expected realization and the reduced risk of credit loss due to pledging U.S. government-backed securities as collateral.
The fair value of restricted and segregated cash is classified as Level 1.
Other Investments and Assets
Other investments and assets primarily consist of syndicated loans. The fair value of syndicated loans is obtained from a third party pricing service or non-binding broker quotes. Syndicated loans that are priced using a market approach with observable inputs are classified as Level 2 and loans priced using a single non-binding broker quote are classified as Level 3.
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
Policyholder Account Balances, Future Policy Benefits and Claims
The fair value of fixed annuities, in deferral status, is determined by discounting cash flows using a risk neutral discount rate with adjustments for profit margin, expense margin, early policy surrender behavior, a margin for adverse deviation from estimated early policy surrender behavior and the Company’s nonperformance risk specific to these liabilities. The fair value of other liabilities including non-life contingent fixed annuities in payout status, equity indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts is determined in a similar manner. Given the use of significant unobservable inputs to these valuations, the measurements are classified as Level 3.
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,100	$—	$3,100	$(2,941)	$(87)	$(43)	$29
OTC cleared	41	—	41	(29)	(12)	—	—
Exchange-traded	47	—	47	—	—	—	47
Total derivatives	3,188	—	3,188	(2,970)	(99)	(43)	76
Securities borrowed	158	—	158	(56)	—	(100)	2
Total	$3,346	$—	$3,346	$(3,026)	$(99)	$(143)	$78

	December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,337	$—	$3,337	$(3,227)	$(75)	$(15)	$20
OTC cleared	21	—	21	(20)	(1)	—	—
Exchange-traded	60	—	60	—	—	—	60
Total derivatives	3,418	—	3,418	(3,247)	(76)	(15)	80
Securities borrowed	107	—	107	(15)	—	(90)	2
Total	$3,525	$—	$3,525	$(3,262)	$(76)	$(105)	$82
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$4,365	$—	$4,365	$(2,941)	$—	$(1,406)	$18
OTC cleared	30	—	30	(29)	(1)	—	—
Total derivatives	4,395	—	4,395	(2,970)	(1)	(1,406)	18
Securities loaned	209	—	209	(56)	—	(147)	6
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$4,654	$—	$4,654	$(3,026)	$(1)	$(1,603)	$24

	December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$4,786	$—	$4,786	$(3,227)	$—	$(1,498)	$61
OTC cleared	22	—	22	(20)	(2)	—	—
Total derivatives	4,808	—	4,808	(3,247)	(2)	(1,498)	61
Securities loaned	136	—	136	(15)	—	(117)	4
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$4,994	$—	$4,994	$(3,262)	$(2)	$(1,665)	$65
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

Derivatives designated as hedging instruments		Assets			Liabilities
	Balance Sheet Location	March 31, 2014	December 31, 2013	Balance Sheet Location	March 31, 2014	December 31, 2013
		(in millions)			(in millions)
Fair value hedges
Fixed rate debt	Other assets	$83	$82	Other liabilities	$—	$—
Total qualifying hedges		83	82		—	—
Derivatives not designated as hedging instruments
GMWB and GMAB
Interest rate contracts	Other assets	1,452	1,484	Other liabilities	1,429	1,672
Equity contracts	Other assets	1,553	1,741	Other liabilities	2,881	3,028
Credit contracts	Other assets	1	3	Other liabilities	—	—
Foreign currency contracts	Other assets	3	2	Other liabilities	—	—
Embedded derivatives (1)	N/A	—	—	Policyholder account balances, future policy benefits and claims (2)	(471)	(575)
Total GMWB and GMAB		3,009	3,230		3,839	4,125
Other derivatives:
Interest rate
Macro hedge program	Other assets	10	4	Other liabilities	13	21
Equity
Macro hedge program	Other assets	—	—	Other liabilities	12	8
EIA embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	5	5
IUL	Other assets	28	27	Other liabilities	9	13
IUL embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	154	125
Stock market certificates	Other assets	55	73	Other liabilities	49	66
Stock market certificates embedded derivatives	N/A	—	—	Customer deposits	6	7
Foreign exchange
Foreign currency	Other assets	3	2	Other liabilities	2	—
Total other		96	106		250	245
Total non-designated hedges		3,105	3,336		4,089	4,370
Total derivatives		$3,188	$3,418		$4,089	$4,370
N/A  Not applicable.
(1) The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.
(2) The fair value of the GMWB and GMAB embedded derivatives was a net asset at March 31, 2014 and December 31, 2013 and the amount is reported as a contra liability.
See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended March 31,
		2014	2013
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$264	$(132)
Equity contracts	Benefits, claims, losses and settlement expenses	(204)	(492)
Credit contracts	Benefits, claims, losses and settlement expenses	(10)	—
Foreign currency contracts	Benefits, claims, losses and settlement expenses	(1)	5
Embedded derivatives (1)	Benefits, claims, losses and settlement expenses	(104)	567
Total GMWB and GMAB		(55)	(52)
Other derivatives:
Interest rate
Macro hedge program	Benefits, claims, losses and settlement expenses	17	—
Tax hedge	Net investment income	3	—
Seed money	Net investment income	(1)	—
Equity
Macro hedge program	Benefits, claims, losses and settlement expenses	(4)	—
IUL	Interest credited to fixed accounts	5	4
IUL embedded derivatives	Interest credited to fixed accounts	6	3
EIA	Interest credited to fixed accounts	—	1
EIA embedded derivatives	Interest credited to fixed accounts	—	(1)
Stock market certificates	Banking and deposit interest expense	1	3
Stock market certificates embedded derivatives	Banking and deposit interest expense	(1)	(3)
Seed money	Net investment income	(1)	(6)
Deferred compensation	Distribution expenses	1	1
Commodity
Seed money	Net investment income	(1)	—
Total other		25	2
Total derivatives		$(30)	$(50)
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
Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps, variance swaps and credit default swaps. At March 31, 2014 and December 31, 2013, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $141.5 billion and $144.5 billion, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2014 (1)	$307	$78
2015	360	68
2016	317	52
2017	247	47
2018	205	57
2019-2027	608	83
Total	$2,044	$385
(1) 2014 amounts represent the amounts payable and receivable for the period from April 1, 2014 to December 31, 2014.
Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.
Beginning in the fourth quarter of 2013, the Company established a macro hedge program which uses a combination of options and/or swaps to provide protection against the statutory tail scenario risk arising from variable annuity reserves on our statutory surplus. The program also covers some of the residual risks not covered by other hedging activities. The gross notional amount of these derivative contracts was $710 million at both March 31, 2014 and December 31, 2013.
EIA, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $1.6 billion and $1.5 billion at March 31, 2014 and December 31, 2013, respectively.
The Company enters into futures, commodity swaps, and foreign currency forward contracts to manage its exposure to price risk arising from seed money investments in proprietary investment products. The gross notional amount of these contracts was $79 million and $111 million at March 31, 2014 and December 31, 2013, respectively.
The Company enters into foreign currency forward contracts to economically hedge its exposure to certain transactions denominated in non-functional currencies. The gross notional amount of these contracts was $106 million and $30 million at March 31, 2014 and December 31, 2013, respectively.
The Company enters into futures contracts to economically hedge its exposure related to deferred compensation plans. The gross notional amount of these contracts was $218 million and $224 million at March 31, 2014 and December 31, 2013, respectively.
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
For the three months ended March 31, 2014 and 2013, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax losses as of March 31, 2014 that the Company expects to reclassify to earnings within the next twelve months is $1 million, which consists of $5 million of pretax gains to be recorded as a reduction to interest and debt expense and $6 million of pretax losses to be recorded in net investment income.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents the impact of the effective portion of the Company’s cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity:

Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended March 31,
	2014	2013
	(in millions)
Interest and debt expense	$1	$1
Net investment income	(1)	(1)
Total	$—	$—
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

Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Amount of Gain Recognized in Income on Derivatives
		Three Months Ended March 31,
		2014	2013
		(in millions)
Fixed rate debt	Interest and debt expense	$8	$10
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At March 31, 2014 and December 31, 2013, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $887 million and $1.0 billion, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2014 and December 31, 2013 was $876 million and $959 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at March 31, 2014 and December 31, 2013 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $11 million and $56 million, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13.  Shareholders’ Equity
The following table provides information related to amounts reclassified from accumulated other comprehensive income (“AOCI”):

AOCI Reclassification	Location of Loss (Gain) Recognized in Income	Three Months Ended March 31,
		2014	2013
		(in millions)
Net unrealized gains on Available-for-Sale securities	Net investment income	$(5)	$(1)
Tax expense	Income tax provision	2	—
Net of tax		$(3)	$(1)
Losses (gains) on cash flow hedges:
Interest rate contracts	Interest and debt expense	$(1)	$(1)
Swaptions	Net investment income	1	1
Total before tax		—	—
Tax benefit	Income tax provision	—	—
Net of tax		$—	$—
See Note 4 for additional information related to the impact of DAC, DSIC, benefit reserves and reinsurance recoverable on net unrealized securities gains/losses included in AOCI. See Note 12 for additional information regarding the Company’s cash flow hedges.
In October 2012, the Company’s Board of Directors authorized an expenditure of up to $2.0 billion for the repurchase of shares of our common stock through 2014. As of March 31, 2014, the Company had $295 million remaining under its share repurchase authorization. In April 2014, the Company’s Board of Directors authorized an expenditure of up to an additional $2.5 billion for the repurchase of shares of our common stock through April 28, 2016. During the three months ended March 31, 2014 and 2013, the Company repurchased a total of 3.2 million shares and 5.2 million shares, respectively, of its common stock for an aggregate cost of $354 million and $360 million, respectively.
The Company may also reacquire shares of its common stock under its share-based compensation plans related to restricted stock awards and certain option exercises. The holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligation. These vested restricted shares are reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. For the three months ended March 31, 2014 and 2013, the Company reacquired 0.8 million shares and 0.4 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $88 million and $24 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the three months ended March 31, 2014 and 2013, the Company reacquired 0.7 million shares and 1.3 million shares of its common stock through the net settlement of options for an aggregate value of $74 million and $87 million, respectively.
During the three months ended March 31, 2014 and 2013, the Company reissued 1.6 million and 1.9 million treasury shares, respectively, for restricted stock award grants, performance share units and issuance of shares vested under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.
In April 2014, the Company’s shareholders approved an increase of 16.5 million shares to the total number of shares available for all awards under the Amended and Restated Ameriprise Financial 2005 Incentive Compensation Plan (“2005 ICP”). This increases the total shares available to be issued under the 2005 ICP to 54.4 million shares. No more than 4.5 million shares may be issued after April 30, 2014 for full value awards, which are awards other than stock options and stock appreciation rights.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

14.  Income Taxes
The Company’s effective tax rate on income from continuing operations was 20.7% and 25.0% for the three months ended March 31, 2014 and 2013, respectively. The Company’s effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits, as well as a $17 million benefit related to the completion of an Internal Revenue Service (“IRS”) audit. The decrease in the effective tax rate for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is primarily because of the audit benefit.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $29 million which will expire beginning December 31, 2014.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets and state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $19 million at both March 31, 2014 and December 31, 2013.
As of March 31, 2014 and December 31, 2013, the Company had $195 million and $209 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $45 million and $62 million, net of federal tax benefits, of unrecognized tax benefits would affect the effective tax rate as of March 31, 2014 and December 31, 2013, respectively.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $140 million to $150 million in the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net decrease of $1 million and a net increase of $1 million in interest and penalties for the three months ended March 31, 2014 and 2013, respectively. At both March 31, 2014 and December 31, 2013, the Company had a payable of $42 million, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS has completed its field examination of the 1997 through 2007 tax returns. However, for federal income tax purposes, these years, except for 2007, continue to remain open as a consequence of certain unagreed-upon issues. The IRS completed the audits of the Company’s 2008 and 2009 tax returns in the first quarter of 2014. The IRS is in the process of completing the audits of the Company’s income tax returns for 2010 and 2011 and the Company expects these audits to be completed in 2014. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2011 and remain open for all years after 2011. The Company filed its 2012 tax return in the third quarter of 2013, but the IRS has not yet begun its examination of 2012.

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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset, primarily associated with ELNY. At March 31, 2014 and December 31, 2013, the estimated liability was $13 million and $14 million, respectively. At both March 31, 2014 and December 31, 2013, the related premium tax asset was $11 million. Subsequent to the August 2013 closing described above, the Company has received and paid assessments related to ELNY from some of the state guaranty fund associations; however, the expected period over which all of the assessments will be made and the related tax credits recovered is not known.
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
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the Office of the Comptroller of the Currency, the UK Financial Conduct Authority, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. During recent periods, the Company has received information requests, exams or inquiries regarding certain matters, including: sales and distribution of mutual funds, annuities, equity and fixed income securities, investment personnel’s potential access and use of material non-public information, real estate investment trusts, insurance products, and financial advice offerings; supervision of the Company’s financial advisors; administration of insurance claims; security of client information and front office systems and controls at the Company’s UK subsidiary. The Company is also responding to regulatory audits, market conduct examinations and other state inquiries relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
In October 2011, a putative class action lawsuit entitled Roger Krueger, et al. vs. Ameriprise Financial, et al. was filed in the United States District Court for the District of Minnesota against the Company, certain of its present or former employees and directors, as well as certain fiduciary committees on behalf of participants and beneficiaries of the Ameriprise Financial 401(k) Plan. The alleged class period is from October 1, 2005 to the present. The action alleges that Ameriprise breached fiduciary duties under ERISA, by selecting and retaining primarily proprietary mutual funds with allegedly poor performance histories, higher expenses relative to other investment options and improper fees paid to Ameriprise Financial or its subsidiaries. The action also alleges that the Company breached fiduciary duties under ERISA because it used its affiliate Ameriprise Trust Company as the Plan trustee and record-keeper and improperly reaped profits from the sale of the record-keeping business to Wachovia Bank, N.A. Plaintiffs allege over $20 million in damages. Plaintiffs filed an amended complaint on February 7, 2012. On April 11, 2012, the Company filed its motion to dismiss the Amended Complaint, which was denied on November 20, 2012. On July 3, 2013, the Company moved for summary judgment on statute of limitations grounds. On March 20, 2014, the Court filed its decision, granting in part and denying in part the motion. A hearing on class certification was held on December 10, 2013, and the parties are awaiting a decision. The parties are engaged in discovery. The trial is currently scheduled for March 1, 2015. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the absence of class certification, the lack of expert damages analyses, and plaintiffs’ failure to allege any specific, evidence-based damages.
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

	Three Months Ended March 31,
	2014	2013
	(in millions, except per share amounts)
Numerator:
Income from continuing operations	$516	$366
Less: Net income attributable to noncontrolling interests	115	30
Income from continuing operations attributable to Ameriprise Financial	401	336
Loss from discontinued operations, net of tax	(1)	(1)
Net income attributable to Ameriprise Financial	$400	$335

Denominator:
Basic: Weighted-average common shares outstanding	195.5	208.4
Effect of potentially dilutive nonqualified stock options and other share-based awards	3.6	3.9
Diluted: Weighted-average common shares outstanding	199.1	212.3

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic:
Income from continuing operations	$2.05	$1.61
Loss from discontinued operations	—	—
Net income	$2.05	$1.61
Diluted:
Income from continuing operations	$2.01	$1.58
Loss from discontinued operations	—	—
Net income	$2.01	$1.58
For the three months ended March 31, 2014 and 2013, the dilutive effect of nonqualified stock options and other share based-awards excludes 1.5 million and 1.6 million options, respectively, from the computation of earnings per share attributable to Ameriprise Financial, Inc. common shareholders. The inclusion of the options would have been anti-dilutive.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

17.  Segment Information
The Company’s segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other.
In the first quarter of 2014, the Company made the following changes to its previously reported segment data:

•	Ameriprise interest and debt expense was allocated to all segments to more accurately reflect management’s assessment of capital allocation.

•
Interest accretion income from the intercompany transfer of former bank assets was eliminated for segment reporting resulting in this accretion no longer being allocated to the Annuities and Protection segments. The corresponding offset is no longer reported in the Corporate & Other segment.

•
Certain fixed wholesaling costs were reclassified from distribution expenses to general and administrative expense to improve consistency in our presentation of wholesaling distribution expense across all segments.

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
Operating earnings is defined as operating net revenues less operating expenses. Operating net revenues and operating expenses exclude the results of discontinued operations, the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual), restructuring charges and the impact of consolidating investment entities. Operating net revenues also exclude net realized gains or losses. Operating expenses also exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization). The market impact on variable annuity guaranteed benefits and IUL benefits includes changes in liability values caused by changes in financial market conditions, net of changes in associated economic hedge values. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on liability values of discounting projected benefits to reflect a current estimate of the Company’s life insurance subsidiary’s nonperformance spread. Restructuring charges include expenses related to the Company’s transition of its federal savings bank subsidiary, Ameriprise Bank, FSB, to a limited powers national trust bank.
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	March 31, 2014	December 31, 2013
	(in millions)
Advice & Wealth Management	$10,012	$9,571
Asset Management	7,854	7,223
Annuities	98,079	98,354
Protection	19,858	19,605
Corporate & Other	10,161	9,823
Total assets	$145,964	$144,576

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended March 31,
	2014	2013
	(in millions)
Operating net revenues:
Advice & Wealth Management	$1,149	$1,018
Asset Management	807	746
Annuities	636	624
Protection	555	537
Corporate & Other	6	4
Eliminations(1)	(341)	(321)
Total segment operating revenues	2,812	2,608
Net realized gains	5	1
Revenues attributable to CIEs	177	82
Market impact on IUL benefits, net	2	—
Total net revenues per consolidated statements of operations	$2,996	$2,691
(1) Represents the elimination of intersegment revenues recognized for the three months ended March 31, 2014 and 2013 in each segment as follows: Advice & Wealth Management ($240 and $228, respectively); Asset Management ($11 and $9, respectively); Annuities ($80 and $73, respectively); Protection ($10 and $10, respectively); and Corporate & Other (nil and $1, respectively).

	Three Months Ended March 31,
	2014	2013
	(in millions)
Operating earnings:
Advice & Wealth Management	$181	$130
Asset Management	183	138
Annuities	176	142
Protection	59	103
Corporate & Other	(55)	(53)
Total segment operating earnings	544	460
Net realized gains	5	1
Net income attributable to noncontrolling interests	115	30
Market impact on variable annuity guaranteed benefits, net	(15)	(2)
Market impact on IUL benefits, net	1	—
Restructuring charges	—	(2)
Income from continuing operations before income tax provision per consolidated statements of operations	$650	$487

AMERIPRISE FINANCIAL, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. Our Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2014 (“2013 10-K”), as well as our current reports on Form 8-K and other publicly available information. Certain reclassifications of prior year amounts have been made to conform to the current presentation. References below to “Ameriprise Financial,” “Ameriprise,” the “Company,” “we,” “us,” and “our” refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.

Overview
Ameriprise Financial is a diversified financial services company with a 119 year history of providing financial solutions. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America’s leader in financial planning and a leading global financial institution with more than $782 billion in assets under management and administration as of March 31, 2014.
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
Our asset management capabilities are increasingly global in scale, with Columbia Management Investment Advisers, LLC (“Columbia” or “Columbia Management”) as the primary provider of products and services in the U.S. and Threadneedle Asset Management Holdings Sàrl (“Threadneedle”) as the primary provider of products and services outside of the U.S. We offer a broad spectrum of investment advice and products to individual, institutional and high-net worth investors. These investment products are primarily provided through third parties, though we also provide our asset management products through our advisor channel. Our underlying asset management philosophy is based on delivering consistently strong and competitive investment performance. The quality and breadth of our asset management capabilities are demonstrated by 113 of our mutual funds, including 51 Columbia Management funds and 62 Threadneedle funds, being rated as four- and five-star funds by Morningstar.
We are positioned to continue to grow our assets under management and to strengthen our asset management offerings to existing and new clients. Our asset management capabilities are well positioned to address mature markets in the U.S. and Europe. We also have the capability to leverage existing strengths to effectively expand into new global and emerging markets. In the past few years, we have expanded beyond our traditional strengths in the U.S. and UK to gather assets in Continental Europe, Asia, Australia, the Middle East and Africa. In addition, we continue to pursue opportunities to leverage the collective capabilities of Columbia and

AMERIPRISE FINANCIAL, INC.

Threadneedle in order to enhance our current range of investment solutions, to develop new solutions that are responsive to client demand in an increasingly complex marketplace and to maximize the distribution capabilities of our global business.
The financial results from the businesses underlying our go-to-market approaches are reflected in our five operating segments:

•	Advice & Wealth Management;

•	Asset Management;

•	Annuities;

•	Protection; and

•	Corporate & Other.
In the first quarter of 2014, we made the following changes to our previously reported segment data:

•	Ameriprise interest and debt expense was allocated to all segments to more accurately reflect management’s assessment of capital allocation.

•
Interest accretion income from the intercompany transfer of former bank assets was eliminated for segment reporting resulting in this accretion no longer being allocated to the Annuities and Protection segments. The corresponding offset is no longer reported in the Corporate & Other segment.

•
Certain fixed wholesaling costs were reclassified from distribution expenses to general and administrative expense to improve consistency in our presentation of wholesaling distribution expense across all segments. This change also impacted the Consolidated Statements of Income.

The reallocations and reclassifications did not result in any changes to our previously reported consolidated net income or shareholders’ equity.
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
Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business and regulatory environment in which we operate remains subject to elevated uncertainty and change. To succeed, we expect to continue focusing on our key strategic objectives. The success of these and other strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in our 2013 10-K and other factors as discussed herein.
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
Earnings, as well as operating earnings, will continue to be negatively impacted by the ongoing low interest rate environment. In addition to continuing spread compression in our interest sensitive product lines, a sustained low interest rate environment may result in increases to our reserves and changes in various rate assumptions we use to amortize DAC and DSIC, which may negatively impact our operating earnings. For additional discussion on our interest rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”
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

AMERIPRISE FINANCIAL, INC.

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
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Operating total net revenue growth of 6% to 8%,

•	Operating earnings per diluted share growth of 12% to 15%, and

•	Operating return on equity excluding accumulated other comprehensive income of 15% to 18%.
The following tables reconcile our GAAP measures to operating measures:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Total net revenues	$2,996	$2,691
Less: Revenue attributable to CIEs	177	82
Less: Net realized gains	5	1
Less: Market impact on indexed universal life benefits	2	—
Operating total net revenues	$2,812	$2,608

			Per Diluted Share
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Net income	$515	$365
Less: Net income attributable to noncontrolling interests	115	30
Net income attributable to Ameriprise Financial	400	335	$2.01	$1.58
Less: Loss from discontinued operations, net of tax	(1)	(1)	—	—
Net income from continuing operations attributable to Ameriprise Financial	401	336	2.01	1.58
Add: Restructuring charges, net of tax (1)	—	1	—	—
Add: Market impact on variable annuity guaranteed benefits, net of tax (1)	10	2	0.05	0.01
Add: Market impact on indexed universal life benefits, net of tax (1)	(1)	—	—	—
Less: Net realized gains (losses), net of tax (1)	3	1	0.02	—
Operating earnings	$407	$338	$2.04	$1.59

Weighted average common shares outstanding:
Basic	195.5	208.4
Diluted	199.1	212.3
(1) Calculated using the statutory tax rate of 35%.

AMERIPRISE FINANCIAL, INC.

The following table reconciles the trailing twelve months’ sum of net income attributable to Ameriprise Financial to operating earnings and the five-point average of quarter-end equity to operating equity:

	Twelve Months Ended March 31,
	2014	2013
	(in millions)
Net income attributable to Ameriprise Financial	$1,399	$1,120
Less: Income from discontinued operations, net of tax	(3)	(2)
Net income from continuing operations attributable to Ameriprise Financial	1,402	1,122
Less: Adjustments (1)	(127)	(126)
Operating earnings	$1,529	$1,248

Total Ameriprise Financial, Inc. shareholders’ equity	$8,432	$9,066
Less: Accumulated other comprehensive income, net of tax	731	1,068
Total Ameriprise Financial, Inc. shareholders’ equity from continuing operations, excluding AOCI	7,701	7,998
Less: Equity impacts attributable to CIEs	337	384
Operating equity	$7,364	$7,614

Return on equity from continuing operations, excluding AOCI	18.2%	14.0%
Operating return on equity, excluding AOCI (2)	20.8%	16.4%
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

Critical Accounting Policies
The accounting and reporting policies that we use affect our Consolidated Financial Statements. Certain of our accounting and reporting policies are critical to an understanding of our consolidated results of operations and financial condition and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” in our 2013 10-K.

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
The following table presents detail regarding our AUM and AUA:

	March 31,
	2014	2013	Change
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$159.8	$134.2	$25.6	19%
Asset Management AUM	503.9	466.5	37.4	8
Corporate & Other AUM	0.9	1.0	(0.1)	(10)
Eliminations	(20.5)	(19.1)	(1.4)	(7)
Total Assets Under Management	644.1	582.6	61.5	11
Total Assets Under Administration	138.7	125.1	13.6	11
Total AUM and AUA	$782.8	$707.7	$75.1	11%
Total AUM increased $61.5 billion, or 11%, to $644.1 billion as of March 31, 2014 compared to $582.6 billion as of March 31, 2013 due to a $25.6 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation and a $37.4 billion increase in Asset Management AUM driven by market appreciation, partially offset by net outflows. See our segment results of operations discussion below for additional information on changes in our AUM.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Three Months Ended March 31, 2014 and 2013
The following table presents our consolidated results of operations:

	Three Months Ended March 31,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$1,386	$1,244	$142	11%
Distribution fees	476	434	42	10
Net investment income	471	489	(18)	(4)
Premiums	330	310	20	6
Other revenues	340	222	118	53
Total revenues	3,003	2,699	304	11
Banking and deposit interest expense	7	8	(1)	(13)
Total net revenues	2,996	2,691	305	11
Expenses
Distribution expenses	786	698	88	13
Interest credited to fixed accounts	186	198	(12)	(6)
Benefits, claims, losses and settlement expenses	450	409	41	10
Amortization of deferred acquisition costs	87	75	12	16
Interest and debt expense	79	66	13	20
General and administrative expense	758	758	—	—
Total expenses	2,346	2,204	142	6
Income from continuing operations before income tax provision	650	487	163	33
Income tax provision	134	121	13	11
Income from continuing operations	516	366	150	41
Loss from discontinued operations, net of tax	(1)	(1)	—	NM
Net income	515	365	150	41
Less: Net income attributable to noncontrolling interests	115	30	85	NM
Net income attributable to Ameriprise Financial	$400	$335	$65	19%
NM Not Meaningful.
Overall
Income from continuing operations before income tax provision increased $163 million, or 33%, to $650 million for the three months ended March 31, 2014 compared to $487 million for the prior year period primarily reflecting the impact of market appreciation, wrap account net inflows, a $27 million benefit from policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the managed volatility funds and an increase in net income attributable to noncontrolling interests, partially offset by the negative impact from spread compression in our interest sensitive product lines, the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), approximately $20 million in higher weather-related losses in the first quarter of 2014, a $30 million increase in auto liability reserves in the first quarter of 2014 and asset management net outflows. The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $15 million for the first quarter of 2014, which included a $2 million expense associated with policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the managed volatility funds, compared to an expense of $2 million for the prior year period. The negative impact on earnings from spread compression in our interest sensitive product lines was approximately $18 million pretax for the three months ended March 31, 2014 compared to the prior year period.

Net Revenues
Net revenues increased $305 million, or 11%, to $3.0 billion for the three months ended March 31, 2014 compared to $2.7 billion for the prior year period primarily due to higher management and financial advice fees, distribution fees and other revenues.

AMERIPRISE FINANCIAL, INC.

Management and financial advice fees increased $142 million, or 11%, to $1.4 billion for the three months ended March 31, 2014 compared to $1.2 billion for the prior year period primarily due to higher asset-based fees driven by an increase in average AUM. Average AUM increased $64.3 billion, or 11%, compared to the prior year period primarily due to market appreciation and wrap account net inflows, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section below.
Distribution fees increased $42 million, or 10%, to $476 million for the three months ended March 31, 2014 compared to $434 million for the prior year period due to higher client assets and increased client activity.
Other revenues increased $118 million, or 53%, to $340 million for the three months ended March 31, 2014 compared to $222 million for the prior year period due to a $100 million increase in other revenues of CIEs and higher fees from variable annuity guarantees driven by higher volumes due to prior year sales with a first fee collected on the anniversary date, as well as higher fee rates.
Expenses
Total expenses increased $142 million, or 6%, to $2.3 billion for the three months ended March 31, 2014 compared to $2.2 billion for the prior year period primarily due to increases in distribution expenses and benefits, claims, losses and settlement expenses.
Distribution expenses increased $88 million, or 13%, to $786 million for the three months ended March 31, 2014 compared to $698 million for the prior year period driven by growth in assets under management. See our discussion on the changes in AUM in our segment results of operations section below.
Benefits, claims, losses and settlement expenses increased $41 million, or 10%, to $450 million for the three months ended March 31, 2014 compared to $409 million for the prior year period primarily reflecting the following items:

•
An increase in expenses related to our auto and home business driven by higher claim and claim adjustment expense reflecting the impact of growth in exposures due to a 14% increase in gross new policies, approximately $20 million of expense in the first quarter of 2014 for weather-related losses from severe winter weather and a $30 million increase in auto liability reserves in the first quarter of 2014 based upon additional analysis and information regarding continued adverse development of bodily injury claims associated with prior accident years.

•	An increase in expenses of approximately $9 million related to higher reserve funding driven by the impact of higher fees from prior year sales with variable annuity guarantees.

•
A $32 million decrease in expenses from policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the managed volatility funds, which included a $2 million expense related to the market impact on variable annuity guaranteed benefits. See additional discussion in the Annuities segment.

•	A $109 million decrease in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits.

•
A $123 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. The $123 million increase was the result of an unfavorable $805 million change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $681 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and a favorable $1 million DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rates were down in 2014 and up in 2013 resulting in an unfavorable change in the variable annuity guaranteed living benefits liability, partially offset by a favorable change in the related hedge assets.

•
Equity market and volatility impacts on the hedge assets resulted in lower expenses in 2014 compared to 2013. This benefit was partially offset by an unfavorable change in 2014 compared to 2013 from equity market and volatility impacts on the corresponding variable annuity guaranteed living benefits liability.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net favorable impact compared to the prior year period.

Amortization of DAC increased $12 million, or 16%, to $87 million for the three months ended March 31, 2014 compared to $75 million for the prior year period due to the market impact on DAC and a $5 million expense related to the DAC offset to the benefit from policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the managed volatility funds. The market impact on DAC was a benefit of $6 million for the first quarter of 2014 compared to a benefit of $12 million for the prior year period as a result of less favorable equity market returns partially offset by more favorable bond fund returns compared to the prior year period.

AMERIPRISE FINANCIAL, INC.

Interest and debt expense increased $13 million, or 20%, to $79 million for the three months ended March 31, 2014 compared to $66 million for the prior year period primarily due to a $9 million increase in interest and debt expense of CIEs, as well as higher average outstanding debt balances.
Income Taxes
Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 20.7% for the three months ended March 31, 2014 compared to 25.0% for the prior year period. The decrease in the effective tax rate for the three months ended March 31, 2014 compared to the prior year period is primarily the result of a $17 million benefit related to the completion of an Internal Revenue Service audit. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 25.1% for the three months ended March 31, 2014 compared to 26.6% for the prior year period. The effective tax rate for the three months ended March 31, 2014 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits, as well as the audit benefit.

Results of Operations by Segment for the Three Months Ended March 31, 2014 and 2013
Operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Operating earnings should not be viewed as a substitute for GAAP income from continuing operations before income tax provision. We believe the presentation of segment operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 17 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of operating earnings.
The following table presents summary financial information by segment:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Advice & Wealth Management
Net revenues	$1,149	$1,018
Expenses	968	888
Operating earnings	$181	$130
Asset Management
Net revenues	$807	$746
Expenses	624	608
Operating earnings	$183	$138
Annuities
Net revenues	$636	$624
Expenses	460	482
Operating earnings	$176	$142
Protection
Net revenues	$555	$537
Expenses	496	434
Operating earnings	$59	$103
Corporate & Other
Net revenues	$6	$4
Expenses	61	57
Operating loss	$(55)	$(53)

AMERIPRISE FINANCIAL, INC.

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
The following table presents the changes in wrap account assets and average balances for the three months ended March 31:

	2014	2013
	(in billions)
Beginning balance	$153.5	$124.6
Net flows	4.2	4.1
Market appreciation and other	1.7	5.1
Ending balance	$159.4	$133.8

Average balance (1)	$155.7	$129.4
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $5.9 billion, or 4%, during the three months ended March 31, 2014 due to net inflows of $4.2 billion and market appreciation and other of $1.7 billion. Wrap account net inflows increased $0.1 billion, or 2%, compared to the prior year period. Average wrap account assets increased $26.3 billion, or 20%, compared to the prior year period due to net inflows and market appreciation.
The following table presents the changes in wrap account assets for the twelve months ended March 31:

	2014	2013
	(in billions)
Beginning balance	$133.8	$113.1
Net flows	13.2	10.8
Market appreciation and other	12.4	9.9
Ending balance	$159.4	$133.8
Wrap account assets increased $25.6 billion, or 19%, from the prior year period reflecting net inflows and market appreciation.

AMERIPRISE FINANCIAL, INC.

The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Three Months Ended March 31,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$555	$476	$79	17%
Distribution fees	547	503	44	9
Net investment income	34	32	2	6
Other revenues	20	15	5	33
Total revenues	1,156	1,026	130	13
Banking and deposit interest expense	7	8	(1)	(13)
Total net revenues	1,149	1,018	131	13
Expenses
Distribution expenses	707	626	81	13
Interest and debt expense	2	1	1	NM
General and administrative expense	259	261	(2)	(1)
Total expenses	968	888	80	9
Operating earnings	$181	$130	$51	39%
NM Not Meaningful.
Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized gains or losses, increased $51 million, or 39%, to $181 million for the three months ended March 31, 2014 compared to $130 million for the prior year period primarily due to strong growth in wrap account assets, increased client activity and continued expense management, partially offset by the impact of low interest rates. The negative impact of lower spreads on cash sweep accounts and certificates was approximately $8 million compared to the prior year period. We expect there will continue to be earnings pressure from low short-term interest rates during the balance of the year. Pretax operating margin was 15.8% for the three months ended March 31, 2014 compared to 12.8% for the prior year period.
Net Revenues
Net revenues exclude net realized gains or losses. Net revenues increased $131 million, or 13%, to $1.1 billion for the three months ended March 31, 2014 compared to $1.0 billion for the prior year period reflecting retail client net inflows, market appreciation and increased client activity, partially offset by the negative impact of low interest rates. Operating net revenue per branded advisor was $118,000 for the three months ended March 31, 2014, up 13% from the prior year period driven by the combination of asset growth and strong client activity. Total branded advisors were 9,704 at March 31, 2014 compared to 9,777 at March 31, 2013.
Management and financial advice fees increased $79 million, or 17%, to $555 million for the three months ended March 31, 2014 compared to $476 million for the prior year period driven by growth in wrap account assets. Average wrap account assets increased $26.3 billion, or 20%, compared to the prior year period due to net inflows and market appreciation. See our discussion of the changes in wrap account assets above.
Distribution fees increased $44 million, or 9%, to $547 million for the three months ended March 31, 2014 compared to $503 million for the prior year period primarily due to higher client assets and increased client activity.
Expenses
Total expenses increased $80 million, or 9%, to $968 million for the three months ended March 31, 2014 compared to $888 million for the prior year period due to an $81 million increase in distribution expenses driven by higher compensation due to growth in client assets and increased client activity.

AMERIPRISE FINANCIAL, INC.

Asset Management
Our Asset Management segment provides investment advice and investment products to retail, high net worth and institutional clients on a global scale through Columbia Management and Threadneedle. Columbia Management primarily provides products and services in the U.S. and Threadneedle primarily provides products and services internationally. We provide clients with U.S. domestic individual products through unaffiliated third party financial institutions and through our Advice & Wealth Management segment, and we provide institutional products and services through our institutional sales force. International retail products are primarily distributed through third-party financial institutions and unaffiliated financial advisors. Individual products include U.S. mutual funds and non-U.S. equivalents, exchange-traded funds and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, individually managed accounts, collateralized loan obligations, hedge funds, collective funds and property funds. Collateralized loan obligations, hedge funds and certain private funds are often classified as alternative assets. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. We may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. Our Asset Management segment also provides intercompany asset management services for Ameriprise Financial subsidiaries. The fees for such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management, Annuities and Protection segments.
From time to time, fee waivers have been provided to the Columbia Money Market Funds (the “Funds”) by Columbia Management and certain other subsidiaries performing services for the Funds for the purposes of reducing the expenses charged to a Fund in a given period to maintain or improve a Fund’s net yield in that period. Our subsidiaries may enter into contractual arrangements with the Funds identifying the specific fees to be waived and/or expenses to be reimbursed, as well as the time period for which such waivers will apply. In aggregate, we voluntarily waived fees of $3 million for both the three months ended March 31, 2014 and 2013.

AMERIPRISE FINANCIAL, INC.

The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of March 31:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2014	2013
Domestic Equity	Equal weighted	1 year	55%	52%
		3 year	50%	51%
		5 year	68%	51%
	Asset weighted	1 year	41%	56%
		3 year	70%	69%
		5 year	76%	71%

International Equity	Equal weighted	1 year	60%	39%
		3 year	56%	56%
		5 year	53%	57%
	Asset weighted	1 year	28%	20%
		3 year	27%	25%
		5 year	29%	81%

Taxable Fixed Income	Equal weighted	1 year	50%	63%
		3 year	65%	78%
		5 year	53%	82%
	Asset weighted	1 year	53%	70%
		3 year	83%	83%
		5 year	60%	98%

Tax Exempt Fixed Income	Equal weighted	1 year	100%	95%
		3 year	100%	100%
		5 year	94%	100%
	Asset weighted	1 year	100%	93%
		3 year	100%	100%
		5 year	84%	100%

Asset Allocation Funds	Equal weighted	1 year	33%	54%
		3 year	55%	64%
		5 year	78%	82%
	Asset weighted	1 year	42%	62%
		3 year	68%	84%
		5 year	91%	94%

Number of funds with 4 or 5 Morningstar star ratings		Overall	51	52
		3 year	43	50
		5 year	44	44

Percent of funds with 4 or 5 Morningstar star ratings		Overall	51%	51%
		3 year	43%	49%
		5 year	46%	45%

Percent of assets with 4 or 5 Morningstar star ratings		Overall	52%	58%
		3 year	38%	49%
		5 year	42%	47%
Mutual fund performance rankings are based on the performance of Class Z fund shares for Columbia branded mutual funds. Only funds with Class Z shares are included. In instances where a fund’s Class Z shares do not have a full five year track record, performance for an older share class of the same fund, typically Class A shares, is utilized for the period before Class Z shares were

AMERIPRISE FINANCIAL, INC.

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

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2014	2013
Equity	Equal weighted	1 year	60%	71%
		3 year	80%	78%
		5 year	65%	84%
	Asset weighted	1 year	42%	60%
		3 year	87%	92%
		5 year	68%	94%

Fixed Income	Equal weighted	1 year	61%	67%
		3 year	73%	57%
		5 year	67%	92%
	Asset weighted	1 year	55%	29%
		3 year	57%	37%
		5 year	53%	98%

Allocation (Managed) Funds	Equal weighted	1 year	86%	83%
		3 year	100%	67%
		5 year	67%	83%
	Asset weighted	1 year	62%	86%
		3 year	100%	78%
		5 year	55%	86%
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

AMERIPRISE FINANCIAL, INC.

The following table presents ending balances and average managed assets:

					Average(1)
	March 31,				Three Months Ended March 31,
	2014	2013	Change		2014	2013	Change
	(in billions)
Columbia managed assets	$357.9	$341.3	$16.6	5%	$356.4	$336.7	$19.7	6%
Threadneedle managed assets	149.3	127.7	21.6	17	148.1	127.7	20.4	16
Less: Sub-advised eliminations	(3.3)	(2.5)	(0.8)	(32)	(3.2)	(2.8)	(0.4)	(14)
Total managed assets	$503.9	$466.5	$37.4	8%	$501.3	$461.6	$39.7	9%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents managed asset net flows:

	Three Months Ended March 31,
	2014	2013	Change
	(in billions)
Columbia managed asset net flows	$(2.7)	$(5.1)	$2.4	47%
Threadneedle managed asset net flows	(1.3)	(1.0)	(0.3)	(30)
Less: Sub-advised eliminations	0.1	0.4	(0.3)	(75)
Total managed asset net flows	$(3.9)	$(5.7)	$1.8	32%
NM Not Meaningful.
The following table presents managed assets by type:

					Average(1)
	March 31,				March 31,
	2014	2013	Change		2014	2013	Change
	(in billions)
Equity	$278.1	$238.1	$40.0	17%	$274.9	$232.5	$42.4	18%
Fixed income	195.1	203.4	(8.3)	(4)	196.3	203.7	(7.4)	(4)
Money market	6.5	6.0	0.5	8	6.7	6.3	0.4	6
Alternative	6.8	6.6	0.2	3	6.7	6.6	0.1	2
Hybrid and other	17.4	12.4	5.0	40	16.7	12.5	4.2	34
Total managed assets	$503.9	$466.5	$37.4	8%	$501.3	$461.6	$39.7	9%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.

The following tables present the changes in Columbia and Threadneedle managed assets:

	Three Months Ended March 31,
	2014	2013
	(in billions)
Columbia Managed Assets Rollforward
Retail Funds
Beginning assets	$239.4	$216.3
Mutual fund inflows	9.6	10.3
Mutual fund outflows	(12.4)	(12.5)
Net VP/VIT fund flows	(0.2)	(0.1)
Net new flows	(3.0)	(2.3)
Reinvested dividends	0.4	0.5
Net flows	(2.6)	(1.8)
Distributions	(0.5)	(0.7)
Market appreciation and other	3.2	13.7
Total ending assets	239.5	227.5

Institutional
Beginning assets	75.6	72.4
Inflows	4.5	4.9
Outflows	(4.9)	(8.1)
Net flows	(0.4)	(3.2)
Market appreciation and other	1.3	2.7
Total ending assets	76.5	71.9

Alternative
Beginning assets	5.6	5.7
Inflows	0.5	0.4
Outflows	(0.2)	(0.5)
Net flows	0.3	(0.1)
Market appreciation and other	0.1	0.1
Total ending assets	6.0	5.7
Affiliated General Account Assets	35.9	36.2
Total Columbia managed assets	$357.9	$341.3
Total Columbia net flows	$(2.7)	$(5.1)

AMERIPRISE FINANCIAL, INC.

	Three Months Ended March 31,
	2014	2013
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$50.6	$39.1
Mutual fund inflows	6.9	5.4
Mutual fund outflows	(7.8)	(4.0)
Net new flows	(0.9)	1.4
Reinvested dividends	—	—
Net flows	(0.9)	1.4
Distributions	(0.1)	(0.1)
Market appreciation	0.5	3.5
Foreign currency translation (1)	0.4	(2.6)
Other	0.2	0.1
Total ending assets	50.7	41.4

Institutional
Beginning assets	96.1	87.6
Inflows	1.9	1.3
Outflows	(2.2)	(3.6)
Net flows	(0.3)	(2.3)
Market appreciation	0.6	5.2
Foreign currency translation (1)	0.8	(5.8)
Other	0.6	0.6
Total ending assets	97.8	85.3

Alternative
Beginning assets	0.8	1.0
Inflows	—	—
Outflows	(0.1)	(0.1)
Net flows	(0.1)	(0.1)
Other	0.1	0.1
Total ending assets	0.8	1.0
Total Threadneedle managed assets	$149.3	$127.7
Total Threadneedle net flows	$(1.3)	$(1.0)
(1) Amounts represent British Pound to US dollar conversion.
Total segment AUM increased $3.1 billion, or 1%, during the three months ended March 31, 2014 driven by market appreciation and a positive impact of foreign currency translation, partially offset by net outflows. Total segment AUM net outflows were $3.9 billion for the three months ended March 31, 2014. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.
Columbia managed assets increased $1.2 billion during the three months ended March 31, 2014 primarily due to market appreciation, partially offset by net outflows. Total Columbia net outflows were $2.7 billion for the three months ended March 31, 2014. Columbia retail funds were essentially flat compared to December 31, 2013 as market appreciation was offset by net outflows and distributions. Columbia retail net outflows of $2.6 billion during the first quarter of 2014 included $0.4 billion of outflows from a former parent affiliated distribution relationship and $1.0 billion of outflows in the defined contribution/investment only channel that reflected poor performance in a few funds where changes have been made to improve results. Columbia institutional AUM increased $0.8 billion, or 1%, during the three months ended March 31, 2014 due to market appreciation, partially offset by net

AMERIPRISE FINANCIAL, INC.

outflows of $0.4 billion related to former parent affiliated distribution. Columbia alternative AUM increased $0.4 billion, or 7%, during the first quarter of 2014 primarily due to net inflows from launching a new CDO.
Threadneedle managed assets increased $1.9 billion, or 1%, during the three months ended March 31, 2014 due to market appreciation and a positive impact of foreign currency translation, partially offset by net outflows. Threadneedle retail funds were essentially flat compared to December 31, 2013 as market appreciation and a positive impact of foreign currency translation were offset by net outflows. At Threadneedle, strong retail net inflows were offset by approximately $2.1 billion of outflows related to the departure of members of the U.S. Equities team, resulting in retail net outflows of $0.9 billion for the first quarter of 2014. Following the departures, Threadneedle has been investing in its London-based team and increasing its collaboration with Columbia Management’s U.S. Equities teams, to bring clients the benefit of a fully resourced team that leverages the intellectual capital of both organizations. The outflows associated with the departures were in line with management’s expectations and we may experience some related outflows this year. Excluding the impact of the departures, Threadneedle retail net inflows were $1.2 billion in the quarter, with particular strength in U.K. and Global equity products. In addition, in April Threadneedle won a $5.5 billion retail mandate to manage assets in a Strategic Managed fund, which holds a combination of global and U.K. domestic equities and bonds. We expect it to fund in the second quarter of 2014. Threadneedle institutional AUM increased $1.7 billion, or 2%, during the three months ended March 31, 2014 primarily due to market appreciation and a positive impact of foreign currency translation, partially offset by net outflows. Threadneedle institutional net outflows of $0.3 billion during the first quarter of 2014 primarily reflected $1.0 billion of outflows from legacy insurance assets, partially offset by funding of new mandates and additional flows into existing funds.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Three Months Ended March 31,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$680	$627	$53	8%
Distribution fees	121	114	7	6
Net investment income	4	4	—	—
Other revenues	2	1	1	NM
Total revenues	807	746	61	8
Banking and deposit interest expense	—	—	—	—
Total net revenues	807	746	61	8
Expenses
Distribution expenses	284	268	16	6
Amortization of deferred acquisition costs	4	4	—	—
Interest and debt expense	6	6	—	—
General and administrative expense	330	330	—	—
Total expenses	624	608	16	3
Operating earnings	$183	$138	$45	33%
NM Not Meaningful.
Our Asset Management segment pretax operating earnings, which exclude net realized gains or losses, increased $45 million, or 33%, to $183 million for the three months ended March 31, 2014 compared to $138 million for the prior year period reflecting equity market appreciation, partially offset by the impact of net outflows.
Net Revenues
Net revenues, which exclude net realized gains or losses, increased $61 million, or 8%, to $807 million for the three months ended March 31, 2014 compared to $746 million for the prior year period driven by an increase in management and financial advice fees.
Management and financial advice fees increased $53 million, or 8%, to $680 million for the three months ended March 31, 2014 compared to $627 million for the prior year period primarily due to an increase in assets under management. Average assets under management increased 9% compared to the prior year period driven by equity market appreciation, partially offset by net outflows. See our discussion above on the changes in assets under management.

AMERIPRISE FINANCIAL, INC.

Expenses
Total expenses increased $16 million, or 3%, to $624 million for the three months ended March 31, 2014 compared to $608 million for the prior year period due to a $16 million increase in distribution expenses driven by higher retail fund assets.

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
The following table presents the results of operations of our Annuities segment on an operating basis:

	Three Months Ended March 31,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$183	$170	$13	8%
Distribution fees	88	81	7	9
Net investment income	242	264	(22)	(8)
Premiums	26	28	(2)	(7)
Other revenues	97	81	16	20
Total revenues	636	624	12	2
Banking and deposit interest expense	—	—	—	—
Total net revenues	636	624	12	2
Expenses
Distribution expenses	107	97	10	10
Interest credited to fixed accounts	148	164	(16)	(10)
Benefits, claims, losses and settlement expenses	86	116	(30)	(26)
Amortization of deferred acquisition costs	54	41	13	32
Interest and debt expense	10	8	2	25
General and administrative expense	55	56	(1)	(2)
Total expenses	460	482	(22)	(5)
Operating earnings	$176	$142	$34	24%
Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), increased $34 million, or 24%, to $176 million for the three months ended March 31, 2014 compared to $142 million for the prior year period due to a benefit from policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the managed volatility funds and equity market appreciation, partially offset by fixed annuity spread compression.
During the fourth quarter of 2013, we added managed volatility fund options for our in-force variable annuities with living benefit guarantees. These additional investment options continue to be well received by existing policyholders with $1.8 billion of asset movement into the funds in the first quarter of 2014. The resulting earnings benefit in the first quarter of 2014 was $29 million.
RiverSource variable annuity account balances increased 7% to $75.9 billion at March 31, 2014 compared to the prior year period due to equity market appreciation, partially offset by net outflows of $964 million. RiverSource fixed annuity account balances

AMERIPRISE FINANCIAL, INC.

declined 5% to $12.9 billion at March 31, 2014 compared to the prior year period reflecting elevated surrenders on products sold through third parties where rates have been reset. This decline is offset by the change in crediting rates, which decreased the level of spread compression in the first quarter of 2014. Approximately $3.0 billion of the five-year guarantee block has been re-priced and approximately $1.1 billion will be re-priced in the balance of the year.
Net Revenues
Net revenues, which exclude net realized gains or losses, increased $12 million, or 2%, to $636 million for the three months ended March 31, 2014 compared to $624 million for the prior year period primarily due to higher management and financial advice fees, distribution fees and other revenues, partially offset by a decrease in net investment income.
Management and financial advice fees increased $13 million, or 8%, to $183 million for the three months ended March 31, 2014 compared to $170 million for the prior year period due to higher fees on variable annuities driven by higher separate account balances. Average variable annuities contract accumulation values increased $5.3 billion, or 8%, compared to the prior year period due to equity market appreciation, partially offset by net outflows.
Distribution fees increased $7 million, or 9%, to $88 million for the three months ended March 31, 2014 compared to $81 million for the prior year period due to higher fees on variable annuities driven by higher separate account balances.
Net investment income, which excludes net realized gains or losses, decreased $22 million, or 8%, to $242 million for the three months ended March 31, 2014 compared to $264 million for the prior year period primarily reflecting a decrease of approximately $6 million from lower invested assets due to fixed annuity net outflows and approximately $17 million from lower interest rates.
Other revenues increased $16 million, or 20%, to $97 million for the three months ended March 31, 2014 compared to $81 million for the prior year period due to higher fees from variable annuity guarantees driven by higher volumes due to prior year sales with a first fee collected on the anniversary date, as well as higher fee rates.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) decreased $22 million, or 5%, to $460 million for the three months ended March 31, 2014 compared to $482 million for the prior year period.
Distribution expenses increased $10 million, or 10%, to $107 million for the three months ended March 31, 2014 compared to $97 million for the prior year period primarily due to higher variable annuity compensation driven by higher variable annuity contract values.
Interest credited to fixed accounts decreased $16 million, or 10%, to $148 million for the three months ended March 31, 2014 compared to $164 million for the prior year period driven by lower average fixed annuity account balances and lower crediting rates. Average fixed annuities contract accumulation values decreased $651 million, or 5%, to $13.1 billion for the three months ended March 31, 2014 compared to the prior year period due to net outflows.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), decreased $30 million, or 26%, to $86 million for the three months ended March 31, 2014 compared to $116 million for the prior year period primarily due to a $34 million benefit from policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the managed volatility funds, partially offset by an increase in expenses of approximately $9 million related to higher reserve funding driven by the impact of higher fees from prior year sales with variable annuity guarantees.
Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed benefits, increased $13 million, or 32%, to $54 million for the three months ended March 31, 2014 compared to $41 million for the prior year period primarily due to the market impact on DAC and a $5 million expense related to the DAC offset to the benefit from policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the managed volatility funds. The market impact on DAC was a benefit of $6 million for the first quarter of 2014 compared to a benefit of $11 million for the prior year period as a result of less favorable equity market returns partially offset by more favorable bond fund returns compared to the prior year period.

AMERIPRISE FINANCIAL, INC.

Protection
Our Protection segment offers a variety of products to address the protection and risk management needs of our retail clients including life, disability income and property-casualty insurance. Life and disability income products are primarily provided through our advisors. Our property-casualty products are sold primarily through affinity relationships. We issue insurance policies through our life insurance subsidiaries and the Property Casualty companies. The primary sources of revenues for this segment are premiums, fees and charges we receive to assume insurance-related risk. We earn net investment income on owned assets supporting insurance reserves and capital supporting the business. We also receive fees based on the level of assets supporting variable universal life (“VUL”) separate account balances. This segment earns intersegment revenues from fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the VUL contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment.
The following table presents the results of operations of our Protection segment on an operating basis:

	Three Months Ended March 31,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$15	$14	$1	7%
Distribution fees	23	22	1	5
Net investment income	108	110	(2)	(2)
Premiums	308	286	22	8
Other revenues	101	105	(4)	(4)
Total revenues	555	537	18	3
Banking and deposit interest expense	—	—	—	—
Total net revenues	555	537	18	3
Expenses
Distribution expenses	14	13	1	8
Interest credited to fixed accounts	38	34	4	12
Benefits, claims, losses and settlement expenses	349	292	57	20
Amortization of deferred acquisition costs	28	29	(1)	(3)
Interest and debt expense	7	6	1	17
General and administrative expense	60	60	—	—
Total expenses	496	434	62	14
Operating earnings	$59	$103	$(44)	(43)%
Our Protection segment pretax operating income, which excludes net realized gains or losses and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $44 million, or 43%, to $59 million for the three months ended March 31, 2014 compared to $103 million for the prior year period reflecting lower auto and home earnings.
Net Revenues
Net revenues, which exclude net realized gains or losses and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $18 million, or 3%, to $555 million for the three months ended March 31, 2014 compared to $537 million for the prior year period due to growth in auto and home premiums.
Premiums increased $22 million, or 8%, to $308 million for the three months ended March 31, 2014 compared to $286 million for the prior year period primarily due to growth in auto and home premiums driven by continued strong new policy sales growth across market segments, primarily from our affinity relationships with Costco and Progressive. Auto and home policy counts increased 11% year-over-year.

AMERIPRISE FINANCIAL, INC.

Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization), increased $62 million, or 14%, to $496 million for the three months ended March 31, 2014 compared to $434 million for the prior year period primarily due to higher expenses related to our auto and home business.
Benefits, claims, losses and settlement expenses increased $57 million, or 20%, to $349 million for the three months ended March 31, 2014 compared to $292 million for the prior year period due to higher auto and home claim and claim adjustment expense reflecting the impact of growth in exposures due to a 14% increase in gross new policies, approximately $20 million of expense in the first quarter of 2014 for weather-related losses from severe winter weather and a $30 million increase in auto liability reserves in the first quarter of 2014 based upon additional analysis and information regarding continued adverse development of bodily injury claims associated with prior accident years.

Corporate & Other
Our Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment also includes revenues and expenses of CIEs, which are excluded on an operating basis.
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Three Months Ended March 31,
	2014	2013	Change
	(in millions)
Revenues
Distribution fees	$1	$—	$1	NM
Net investment income	4	1	3	NM
Other revenues	1	3	(2)	(67)%
Total revenues	6	4	2	50
Banking and deposit interest expense	—	—	—	—
Total net revenues	6	4	2	50
Expenses
Distribution expenses	—	1	(1)	NM
Interest and debt expense	4	4	—	—
General and administrative expense	57	52	5	10
Total expenses	61	57	4	7
Operating loss	$(55)	$(53)	$(2)	(4)%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized gains or losses, the impact of consolidating CIEs and restructuring charges. Our Corporate & Other segment pretax operating loss was $55 million for the three months ended March 31, 2014 compared to $53 million for the prior year period.

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

AMERIPRISE FINANCIAL, INC.

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
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2015 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, was $3.4 billion and 3.9%, respectively, as of March 31, 2014. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $6.1 billion and had a weighted average yield of 3.4% as of March 31, 2014. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management discretion. The average yield for investment purchases during the three months ended March 31, 2014 was approximately 2.9%.
The reinvestment of proceeds from maturities, calls and prepayments at rates below the current portfolio yield, which may be below the level of some liability guaranteed minimum interest rates, will have a negative impact to future operating results. To mitigate the unfavorable impact that the low interest rate environment has on our spread income, we assess reinvestment risk in our investment portfolio and monitor this risk in accordance with our asset/liability management framework. In addition, we may reduce the crediting rates on our fixed products when warranted, subject to guaranteed minimums. In the first quarter of 2014, we continued the process of setting lower renewal interest rates for a portion of our fixed annuities that are above the guaranteed minimum, which helps relieve some of the spread compression caused by low rates. Approximately $3.0 billion of the five-year guarantee block has been re-priced and approximately $1.1 billion will be re-priced in the balance of the year.
The following table presents the account values of fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum crediting rates and the range of the difference between rates credited to contractholders as of March 31, 2014 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at our discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater Than 150 bps above Guaranteed Minimum	Total
Range of Guaranteed Minimum Crediting Rates	(in billions, except percentages)

1% - 1.99%	$0.3	$2.0	$0.4	$0.4	$1.4	$4.5
2% - 2.99%	0.5	—	0.1	—	—	0.6
3% - 3.99%	9.5	—	0.1	—	—	9.6
4% - 5.00%	5.8	—	—	—	—	5.8
Total	$16.1	$2.0	$0.6	$0.4	$1.4	$20.5
Percentage of Account Values That Reset In:
Next 12 months (1)	99%	92%	52%	47%	99%	96%
> 12 months to 24 months (2)	—	1	13	25	1	1
> 24 months (2)	1	7	35	28	—	3
Total	100%	100%	100%	100%	100%	100%
(1) Includes contracts with annual discretionary crediting rate resets and contracts with twelve or less months until the crediting rate becomes discretionary on an annual basis.
(2) Includes contracts with more than twelve months remaining until the crediting rate becomes an annual discretionary rate.

AMERIPRISE FINANCIAL, INC.

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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2014:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(258)	$4	$(254)
DAC and DSIC amortization (2) (3)	(99)	—	(99)
Variable annuity riders:
GMDB and GMIB (3)	(84)	—	(84)
GMWB	(172)	148	(24)
GMAB	(35)	29	(6)
DAC and DSIC amortization (4)	N/A	N/A	5
Total variable annuity riders	(291)	177	(109)
Macro hedge program (5)	—	20	20
Equity indexed annuities	1	(1)	—
Certificates	2	(2)	—
Indexed universal life insurance	11	(12)	(1)
Total	$(634)	$186	$(443)

AMERIPRISE FINANCIAL, INC.

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(42)	$—	$(42)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	507	(534)	(27)
GMAB	23	(24)	(1)
DAC and DSIC amortization (4)	N/A	N/A	4
Total variable annuity riders	530	(558)	(24)
Macro hedge program (5)	—	(75)	(75)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	18	—	18
Brokerage client cash balances	131	—	131
Indexed universal life insurance	17	—	17
Total	$654	$(633)	$25
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

The above results compare to an estimated negative net impact to pretax income of $389 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $49 million related to a 100 basis point increase in interest rates as of December 31, 2013.
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

AMERIPRISE FINANCIAL, INC.

Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders and indexed universal life insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2014. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $84 million, net of DAC, DSIC and unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on March 31, 2014 credit spreads.

Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the three months ended March 31, 2014. At March 31, 2014, we had $2.4 billion in cash and cash equivalents compared to $2.6 billion at December 31, 2013. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that expires in September 2018. Under the terms of the underlying credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At March 31, 2014, we had no outstanding borrowings under this credit facility and had $2 million of outstanding letters of credit. Our junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at March 31, 2014.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk from higher levels of expected annuity net cash flows. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both March 31, 2014 and December 31, 2013 was $50 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. As of March 31, 2014 and December 31, 2013, we had $250 million and $450 million, respectively, of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.
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

AMERIPRISE FINANCIAL, INC.

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(in millions)
RiverSource Life(1)(2)	$2,999	$2,747	N/A	$591
RiverSource Life of NY(1)(2)	284	251	N/A	49
IDS Property Casualty(1)(3)	519	531	$182	177
Ameriprise Insurance Company(1)(3)	44	44	2	2
ACC(4)(5)	236	230	219	215
Threadneedle(6)	386	257	166	158
Ameriprise National Trust Bank(7)	13	19	10	10
AFSI(3)(4)	165	78	2	2
Ameriprise Captive Insurance Company(3)	65	62	15	11
Ameriprise Trust Company(3)	24	58	22	56
AEIS(3)(4)	73	100	46	44
RiverSource Distributors, Inc.(3)(4)	18	23	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	23	23	#	#
N/A  Not applicable.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis.
(2) Regulatory capital requirement is based on the statutory risk-based capital filing.
(3) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of March 31, 2014 and December 31, 2013.
(4) Actual capital is determined on an adjusted GAAP basis.
(5) ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.
(6) Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at March 31, 2014 represent management’s assessment at December 31, 2013 of the risk based requirements, as specified by FCA regulations.
(7) Ameriprise National Trust Bank is required to maintain capital in compliance with the Office of the Comptroller of the Currency regulations and policies.

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
During the three months ended March 31, 2014, the parent holding company received cash dividends or a return of capital from its subsidiaries of $350 million (including $150 million from RiverSource Life) and contributed cash to its subsidiaries of $3 million. During the three months ended March 31, 2013, the parent holding company received cash dividends or a return of capital from its subsidiaries of $575 million (including $325 million from RiverSource Life) and contributed cash to its subsidiaries of $16 million.

Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $103 million and $94 million for the three months ended March 31, 2014 and 2013, respectively. On April 28, 2014, we announced a quarterly dividend of $0.58 per common share. The dividend will be paid on May 23, 2014 to our shareholders of record at the close of business on May 9, 2014.
In October 2012, our Board of Directors authorized an expenditure of up to $2.0 billion for the repurchase of shares of our common stock through 2014. As of March 31, 2014, we had $295 million remaining under this share repurchase authorization. In April 2014, our Board of Directors authorized an expenditure of up to an additional $2.5 billion for the repurchase of shares of our common stock through April 28, 2016. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase programs do not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase programs may be made in the open market, through privately negotiated transactions or block trades or other means. During the three months ended March 31, 2014, we repurchased a total of 3.2 million shares of our common stock at an average price of $109.54 per share.

AMERIPRISE FINANCIAL, INC.

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
Operating Activities
Net cash provided by operating activities was $434 million for the three months ended March 31, 2014 compared to net cash used in operating activities of $466 million for the prior year period. Cash activity related to our freestanding derivatives and related collateral resulted in an increase in cash of approximately $396 million compared to the prior year period. Cash flows related to investment properties of CIEs and other operating assets and liabilities of CIEs, net increased $142 million compared to the prior year period primarily due to lower purchases and higher sales of investment properties. Changes in cash held by CIEs increased $230 million compared to the prior year period.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash used in investing activities was $145 million for the three months ended March 31, 2014 compared to net cash provided by investing activities of $389 million for the prior year period. The decrease in cash of $534 million compared to the prior year period was primarily due to a $211 million increase in purchases of investments by consolidated investment entities and a $272 million decrease in proceeds from sales, maturities and repayments of investments by consolidated investment entities.
Financing Activities
Net cash used in financing activities increased $407 million to $521 million for the three months ended March 31, 2014 compared to $114 million for the prior year period. Cash outflows from maturities, withdrawals and cash surrenders of investment certificates increased $125 million compared to the prior year period. Cash outflows from surrenders and other benefits of policyholder account balances increased $149 million compared to the prior year period. Cash outflows from changes in short-term borrowings increased $199 million compared to the prior year period as we reduced our borrowings from the FHLB in the first quarter of 2014. Cash inflows related to CIEs increased $101 million compared to the prior year period primarily due to a $206 million increase in cash from lower repayments of CIE debt, partially offset by a $116 million decrease in cash from changes in noncontrolling interests in CIEs.

Contractual Commitments
There have been no material changes to our contractual obligations disclosed in our 2013 10-K.

Off-Balance Sheet Arrangements
We provide asset management services to various collateralized debt obligations and other investment products, which are sponsored by us for the investment of client assets in the normal course of business. Certain of these investment entities are considered to be variable interest entities while others are considered to be voting rights entities. We consolidate certain of these investment entities. For entities that we do not consolidate, our maximum exposure to loss is our investment in the entity, which was not material as of March 31, 2014. We have no obligation to provide further financial or other support to these structured investments nor have we provided any support to these structured investments. See Note 3 to our Consolidated Financial Statements for additional information on our arrangements with structured investments.

AMERIPRISE FINANCIAL, INC.

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

AMERIPRISE FINANCIAL, INC.

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

Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of our 2013 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in this report is incorporated herein by reference. These disclosures should be read in conjunction with the “Quantitative and Qualitative Disclosures About Market Risk” discussion included as Part II, Item 7A of our 2013 10-K filed with the SEC on February 27, 2014.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2014.
Changes in Internal Control over Financial Reporting
During the first quarter of 2014, we made certain changes to internal controls over financial reporting related to the conversion of the general ledger of our subsidiary, Threadneedle Asset Management Holdings Sàrl to our general ledger system. The system changes were not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

AMERIPRISE FINANCIAL, INC.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The information set forth in Note 15 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of our 2013 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of 2014:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

January 1 to January 31, 2014
Share repurchase program (1)	961,085	$111.71	961,085	$541,954,350
Employee transactions (2)	490,299	$113.99	N/A	N/A

February 1 to February 28, 2014
Share repurchase program (1)	937,957	$106.60	937,957	$441,964,459
Employee transactions (2)	599,325	$106.67	N/A	N/A

March 1 to March 31, 2014
Share repurchase program (1)	1,332,620	$110.03	1,332,620	$295,330,516
Employee transactions (2)	379,680	$110.87	N/A	N/A

Totals
Share repurchase program (1)	3,231,662	$109.54	3,231,662
Employee transactions (2)	1,469,304	$110.20	N/A
	4,700,966		3,231,662
N/A   Not applicable.
(1) On October 24, 2012, we announced that our board of directors authorized us to repurchase up to $2.0 billion worth of our common stock through 2014. On April 28, 2014, we announced that our board of directors authorized us to repurchase up to an additional $2.5 billion worth of our common stock through April 28, 2016. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.
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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	May 5, 2014	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date:	May 5, 2014	By	/s/ David K. Stewart
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

Exhibit        Description

3.1	Amended and Restated Certificate of Incorporation of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 1-32525, filed on May 1, 2014).

3.2	Amended and Restated Bylaws of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, File No. 1-32525, filed on May 1, 2014).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Form 10 Registration Statement, File No. 1-32525, filed on August 19, 2005).
Other instruments defining the rights of holders of long-term debt securities of the registrant are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The registrant agrees to furnish copies of these instruments to the SEC upon request.

10.1
Ameriprise Financial 2005 Incentive Compensation Plan, as amended and restated on April 30, 2014 (incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Shareholders held on April 30, 2014, File No. 001-32525, filed on March 17, 2014).

10.2*
Ameriprise Advisor Group Deferred Compensation Plan, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 27, 2013), as amended by that certain First Amendment to the Ameriprise Advisor Group Deferred Compensation Plan dated April 30, 2014.

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

101*
The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL: (i) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iii) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (iv) Consolidated Statements of Equity for the three months ended March 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.

E-1