Form 10-Q
period 2014-06-30
AMERIPRISE FINANCIAL INC
filed 2014-08-04
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 25, 2014
Common Stock (par value $.01 per share)	187,200,583 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Management and financial advice fees	$1,452	$1,294	$2,838	$2,538
Distribution fees	470	448	946	882
Net investment income	433	451	904	940
Premiums	345	315	675	625
Other revenues	379	249	719	471
Total revenues	3,079	2,757	6,082	5,456
Banking and deposit interest expense	7	8	14	16
Total net revenues	3,072	2,749	6,068	5,440
Expenses
Distribution expenses	810	732	1,596	1,430
Interest credited to fixed accounts	175	198	361	396
Benefits, claims, losses and settlement expenses	506	490	956	899
Amortization of deferred acquisition costs	78	92	165	167
Interest and debt expense	79	60	158	126
General and administrative expense	805	775	1,563	1,533
Total expenses	2,453	2,347	4,799	4,551
Income from continuing operations before income tax provision	619	402	1,269	889
Income tax provision	152	120	286	241
Income from continuing operations	467	282	983	648
Loss from discontinued operations, net of tax	—	(1)	(1)	(2)
Net income	467	281	982	646
Less: Net income (loss) attributable to noncontrolling interests	93	(40)	208	(10)
Net income attributable to Ameriprise Financial	$374	$321	$774	$656
Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$1.94	$1.57	$3.99	$3.18
Loss from discontinued operations	—	—	—	(0.01)
Net income	$1.94	$1.57	$3.99	$3.17
Diluted
Income from continuing operations	$1.91	$1.54	$3.92	$3.13
Loss from discontinued operations	—	—	—	(0.01)
Net income	$1.91	$1.54	$3.92	$3.12
Cash dividends declared per common share	$0.58	$0.52	$1.10	$0.97
Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$(3)	$(1)	$(4)
Portion of loss recognized in other comprehensive income (loss) (before taxes)	—	1	—	(1)
Net impairment losses recognized in net investment income	$—	$(2)	$(1)	$(5)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$467	$281	$982	$646
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	38	—	53	(73)
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	239	(661)	478	(802)
Reclassification of net securities (gains) losses included in net income	(1)	1	(4)	—
Impact on deferred acquisition costs, deferred sales inducement costs, benefit reserves and reinsurance recoverables	(76)	201	(167)	265
Total net unrealized gains (losses) on securities	162	(459)	307	(537)
Total other comprehensive income (loss), net of tax	200	(459)	360	(610)
Total comprehensive income (loss)	667	(178)	1,342	36
Less: Comprehensive income (loss) attributable to noncontrolling interests	119	(40)	243	(51)
Comprehensive income (loss) attributable to Ameriprise Financial	$548	$(138)	$1,099	$87
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$2,141	$2,632
Cash of consolidated investment entities	718	419
Investments	35,958	35,735
Investments of consolidated investment entities, at fair value	5,626	5,002
Separate account assets	84,027	81,223
Receivables	4,782	4,538
Receivables of consolidated investment entities (includes $84 and $32, respectively, at fair value)	127	72
Deferred acquisition costs	2,612	2,663
Restricted and segregated cash and investments	2,344	2,360
Other assets	8,435	7,983
Other assets of consolidated investment entities, at fair value	2,390	1,949
Total assets	$149,160	$144,576
Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,607	$29,620
Separate account liabilities	84,027	81,223
Customer deposits	7,285	7,062
Short-term borrowings	200	500
Long-term debt	2,523	2,720
Debt of consolidated investment entities (includes $5,511 and $4,804, respectively, at fair value)	6,672	5,736
Accounts payable and accrued expenses	1,274	1,367
Accounts payable and accrued expenses of consolidated investment entities	47	62
Other liabilities	7,356	6,829
Other liabilities of consolidated investment entities (includes $457 and $193, respectively, at fair value)	492	225
Total liabilities	139,483	135,344
Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 319,297,647 and 316,816,851, respectively)	3	3
Additional paid-in capital	7,144	6,929
Retained earnings	7,843	7,289
Appropriated retained earnings of consolidated investment entities	320	337
Treasury shares, at cost (131,550,883 and 124,698,544 shares, respectively)	(7,802)	(6,961)
Accumulated other comprehensive income, net of tax	920	595
Total Ameriprise Financial, Inc. shareholders’ equity	8,428	8,192
Noncontrolling interests	1,249	1,040
Total equity	9,677	9,232
Total liabilities and equity	$149,160	$144,576
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in millions, except share data)

	Ameriprise Financial, Inc.
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Appropriated Retained Earnings of Consolidated Investment Entities	Treasury Shares	Accumulated Other Comprehensive Income	Total Ameriprise Financial, Inc. Shareholders’ Equity	Non-controlling Interests	Total
Balances at January 1, 2013	203,942,994	$3	$6,503	$6,381	$336	$(5,325)	$1,194	$9,092	$620	$9,712
Comprehensive income (loss):
Net income (loss)	—	—	—	656	—	—	—	656	(10)	646
Other comprehensive loss, net of tax	—	—	—	—	—	—	(569)	(569)	(41)	(610)
Total comprehensive income (loss)								87	(51)	36
Net loss reclassified to appropriated retained earnings	—	—	—	—	(37)	—	—	(37)	37	—
Dividends to shareholders	—	—	—	(202)	—	—	—	(202)	—	(202)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	81	81
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(54)	(54)
Repurchase of common shares	(12,650,339)	—	—	—	—	(922)	—	(922)	—	(922)
Share-based compensation plans	7,166,436	—	227	(4)	—	99	—	322	9	331
Balances at June 30, 2013	198,459,091	$3	$6,730	$6,831	$299	$(6,148)	$625	$8,340	$642	$8,982
Balances at January 1, 2014	192,118,307	$3	$6,929	$7,289	$337	$(6,961)	$595	$8,192	$1,040	$9,232
Comprehensive income:
Net income	—	—	—	774	—	—	—	774	208	982
Other comprehensive income, net of tax	—	—	—	—	—	—	325	325	35	360
Total comprehensive income								1,099	243	1,342
Net loss reclassified to appropriated retained earnings	—	—	—	—	(17)	—	—	(17)	17	—
Dividends to shareholders	—	—	—	(215)	—	—	—	(215)	—	(215)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	114	114
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(173)	(173)
Repurchase of common shares	(8,409,803)	—	—	—	—	(929)	—	(929)	—	(929)
Share-based compensation plans	4,038,260	—	215	(5)	—	88	—	298	8	306
Balances at June 30, 2014	187,746,764	$3	$7,144	$7,843	$320	$(7,802)	$920	$8,428	$1,249	$9,677
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$982	$646
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	129	116
Deferred income tax expense (benefit)	(45)	18
Share-based compensation	63	71
Net realized investment gains	(7)	(5)
Net trading gains	(4)	—
Loss (income) from equity method investments	4	(25)
Other-than-temporary impairments and provision for loan losses	1	5
Net gains of consolidated investment entities	(206)	(9)
Changes in operating assets and liabilities:
Restricted and segregated cash and investments	16	215
Deferred acquisition costs	(1)	—
Other investments, net	(43)	1
Policyholder account balances, future policy benefits and claims, net	248	(812)
Derivatives, net of collateral	(244)	716
Receivables	(294)	(239)
Brokerage deposits	23	(147)
Accounts payable and accrued expenses	(98)	(23)
Cash held by consolidated investment entities	(290)	(456)
Investment properties of consolidated investment entities	(189)	(172)
Other operating assets and liabilities of consolidated investment entities, net	(14)	11
Other, net	333	(4)
Net cash provided by (used in) operating activities	364	(93)

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	292	269
Maturities, sinking fund payments and calls	1,972	2,455
Purchases	(1,622)	(2,391)
Proceeds from maturities and repayments of mortgage loans	284	363
Funding of mortgage loans	(256)	(316)
Proceeds from sales and collections of other investments	117	200
Purchase of other investments	(225)	(207)
Purchase of investments by consolidated investment entities	(1,501)	(1,501)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	1,134	1,837
Purchase of land, buildings, equipment and software	(40)	(38)
Other, net	3	19
Net cash provided by investing activities	158	690
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued) (in millions)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$1,315	$1,124
Maturities, withdrawals and cash surrenders	(1,114)	(918)
Policyholder account balances:
Deposits and other additions	1,021	1,025
Net transfers to separate accounts	(109)	(44)
Surrenders and other benefits	(1,363)	(1,025)
Cash paid for purchased options with deferred premiums	(229)	(215)
Cash received from purchased options with deferred premiums	54	—
Repayments of debt	(200)	—
Change in short-term borrowings, net	(301)	(1)
Dividends paid to shareholders	(211)	(197)
Repurchase of common shares	(838)	(807)
Exercise of stock options	19	74
Excess tax benefits from share-based compensation	109	77
Borrowings by consolidated investment entities	1,554	1,054
Repayments of debt by consolidated investment entities	(675)	(791)
Noncontrolling interests investments in subsidiaries	114	81
Distributions to noncontrolling interests	(173)	(54)
Other, net	—	(1)
Net cash used in financing activities	(1,027)	(618)
Effect of exchange rate changes on cash	14	(19)
Net decrease in cash and cash equivalents	(491)	(40)
Cash and cash equivalents at beginning of period	2,632	2,371
Cash and cash equivalents at end of period	$2,141	$2,331

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$91	$90
Interest paid by consolidated investment entities	96	75
Income taxes paid, net	225	93
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	—	28
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
In the Consolidated Statements of Operations, the Company reclassified certain fixed wholesaling costs from distribution expenses to general and administrative expense on a retroactive basis to improve consistency in its presentation of wholesaling distribution expense. The amount reclassified for the three months and six months ended June 30, 2013 was $28 million and $56 million, respectively. The Company also reclassified certain prior period amounts in the Consolidated Statements of Cash Flows, as discussed below, to improve the transparency of its cash flows. Total cash flows provided by (used in) operating, investing and financing activities did not change as a result of the reclassifications.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Future Adoption of New Accounting Standards
Compensation - Stock Compensation
In June 2014, the FASB updated the accounting standards related to stock compensation. The update clarifies the accounting for share-based payments with a performance target that could be achieved after the requisite service period. Specifically, the update specifies the performance target should not be reflected in estimating the grant-date fair value of the award. Instead, the probability of achieving the performance target should impact vesting of the award. The standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.
Transfers and Servicing
In June 2014, the FASB updated the accounting standards related to transfers and servicing. The update requires repurchase-to-maturity transactions and linked repurchase financings to be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. The standard requires disclosures related to transfers of financial assets accounted for as sales in transactions that are similar to repurchase agreements. The standard also requires disclosures on the remaining contractual maturity of the agreements, disaggregation of the gross obligation by class of collateral pledged and potential risks associated with the agreements and the related collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings. The standard is effective for interim and annual periods beginning after December 15, 2014, except for the disclosure requirements for repurchase-to-maturity transactions accounted for as secured borrowings which are effective for interim periods beginning after March 15, 2015. Early adoption of the standard is prohibited. The standard requires entities to present changes in accounting for transactions outstanding at the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. As the Company does not have repurchase-to-maturity transactions, the adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract. In addition, the standard requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for interim and annual periods beginning after December 15, 2016 and early adoption is prohibited. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.
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
During the six months ended June 30, 2014, the Company consolidated three new investment entities with assets of approximately $1.3 billion and liquidated one investment entity resulting in the sale of approximately $300 million in assets.

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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$154	$—	$154
Common stocks	144	47	7	198
Other investments	4	32	—	36
Syndicated loans	—	4,811	427	5,238
Total investments	148	5,044	434	5,626
Receivables	—	84	—	84
Other assets	—	1	2,389	2,390
Total assets at fair value	$148	$5,129	$2,823	$8,100
Liabilities
Debt	$—	$—	$5,511	$5,511
Other liabilities	—	457	—	457
Total liabilities at fair value	$—	$457	$5,511	$5,968

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$200	$2	$202
Common stocks	147	31	14	192
Other investments	3	33	—	36
Syndicated loans	—	4,204	368	4,572
Total investments	150	4,468	384	5,002
Receivables	—	32	—	32
Other assets	—	13	1,936	1,949
Total assets at fair value	$150	$4,513	$2,320	$6,983
Liabilities
Debt	$—	$—	$4,804	$4,804
Other liabilities	—	193	—	193
Total liabilities at fair value	$—	$193	$4,804	$4,997

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Corporate Debt Securities	Common Stocks	Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, April 1, 2014	$13	$10	$384		$1,993		$(5,225)
Total gains (losses) included in:
Net income	—	—	2	(1)	106	(2)	(15)	(1)
Other comprehensive income	—	—	—		52		—
Purchases	—	—	142		240		—
Sales	(7)	(2)	(27)		(2)		—
Issues	—	—	—		—		(608)
Settlements	—	—	(26)		—		337
Transfers into Level 3	—	5	98		—		—
Transfers out of Level 3	(6)	(6)	(146)		—		—
Balance, June 30, 2014	$—	$7	$427		$2,389		$(5,511)
Changes in unrealized gains included in income relating to assets and liabilities held at June 30, 2014	$—	$—	$1	(1)	$108	(2)	$19	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

	Corporate Debt Securities	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, April 1, 2013	$3	$8		$205		$1,176		$(4,595)
Total gains (losses) included in:
Net income	—	1	(1)	1	(1)	8	(2)	(61)	(1)
Other comprehensive loss	—	—		—		3		—
Purchases	1	—		117		144		—
Sales	(1)	(3)		(26)		(17)		—
Issues	—	—		—		—		(518)
Settlements	—	—		(20)		—		497
Transfers into Level 3	—	13		76		8		—
Transfers out of Level 3	—	(3)		(61)		—		—
Balance, June 30, 2013	$3	$16		$292		$1,322		$(4,677)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at June 30, 2013	$—	$(1)	(1)	$—		$12	(2)	$(34)	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Corporate Debt Securities		Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2014	$2		$14		$368		$1,936		$(4,804)
Total gains (losses) included in:
Net income	1	(1)	2	(1)	6	(1)	186	(2)	(25)	(1)
Other comprehensive income	—		—		—		67		—
Purchases	2		—		238		259		—
Sales	(9)		(2)		(27)		(70)		—
Issues	—		—		—		—		(1,064)
Settlements	—		—		(38)		—		382
Transfers into Level 3	10		11		244		11		—
Transfers out of Level 3	(6)		(18)		(364)		—		—
Balance, June 30, 2014	$—		$7		$427		$2,389		$(5,511)
Changes in unrealized gains included in income relating to assets and liabilities held at June 30, 2014	$—		$1	(1)	$2	(1)	$186	(2)	$10	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

	Corporate Debt Securities	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2013	$3	$14		$202		$1,214		$(4,450)
Total gains (losses) included in:
Net income	—	1	(1)	1	(1)	2	(2)	(88)	(1)
Other comprehensive loss	—	—		—		(74)		—
Purchases	1	—		193		195		—
Sales	(1)	(3)		(44)		(23)		—
Issues	—	—		—		—		(926)
Settlements	—	—		(33)		—		787
Transfers into Level 3	—	15		127		8		—
Transfers out of Level 3	—	(11)		(154)		—		—
Balance, June 30, 2013	$3	$16		$292		$1,322		$(4,677)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at June 30, 2013	$—	$(1)	(1)	$1	(1)	$7	(2)	$(59)	(1)
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities held by consolidated investment entities:

	June 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Other assets	$2,378	Discounted cash flow/ market comparables	Equivalent yield	3.7%	–	12.5%	6.8%
			Expected rental value (per square foot)	$3	–	$108	$35
Debt	$5,511	Discounted cash flow	Annual default rate	2.5%
			Discount rate	1.3%	–	7.0%	2.5%
			Constant prepayment rate	5.0%	–	10.0%	9.8%
			Loss recovery	36.4%	–	63.6%	62.7%

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Other assets	$1,936	Discounted cash flow/ market comparables	Equivalent yield	4.4%	–	12.4%	7.4%
			Expected rental value (per square foot) (1)	$3	–	$165	$27
Debt	$4,804	Discounted cash flow	Annual default rate	2.5%
			Discount rate	1.5%	–	8.3%	2.7%
			Constant prepayment rate	5.0%	–	10.0%	9.8%
			Loss recovery	36.4%	–	63.6%	62.3%
(1)  The previously reported range and weighted average for the expected rental value was $5-$373 per square foot and $33 per square foot, respectively. These inputs have been revised in this disclosure only and the change does not impact the fair value of other assets.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	June 30, 2014	December 31, 2013
	(in millions)
Syndicated loans
Unpaid principal balance	$5,277	$4,628
Excess unpaid principal over fair value	(39)	(56)
Fair value	$5,238	$4,572
Fair value of loans more than 90 days past due	$35	$23
Fair value of loans in nonaccrual status	35	23
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	21	33
Debt
Unpaid principal balance	$5,724	$5,032
Excess unpaid principal over fair value	(213)	(228)
Fair value	$5,511	$4,804

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
Total net losses recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(1) million and $(30) million for the three months ended June 30, 2014 and 2013, respectively. Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $20 million and $(9) million for the six months ended June 30, 2014 and 2013, respectively. The majority of the syndicated loans and debt have floating rates; as such, changes in their fair values are primarily attributable to changes in credit spreads.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(in millions)
Debt of consolidated CDOs due 2016-2026	$5,511	$4,804	1.2%	1.0%
Floating rate revolving credit borrowings due 2014	347	305	2.3	2.6
Floating rate revolving credit borrowings due 2015	105	97	2.4	2.4
Floating rate revolving credit borrowings due 2017	123	120	4.6	4.5
Floating rate revolving credit borrowings due 2018	428	377	2.7	3.5
Floating rate revolving credit borrowings due 2019	158	33	3.3	3.0
Total	$6,672	$5,736
The debt of the consolidated CDOs has both fixed and floating interest rates, which range from 0% to 9.2%. The interest rates on the debt of CDOs are weighted average rates based on the outstanding principal and current interest rates. The carrying value of the debt of the consolidated CDOs represents the fair value of the aggregate debt. The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt of certain consolidated pooled investment vehicles managed by Threadneedle. The fair value of this debt was $1.2 billion and $932 million as of June 30, 2014 and December 31, 2013, respectively. The consolidated pooled investment vehicles have entered into interest rate swaps and collars to manage the interest rate exposure on the floating rate revolving credit borrowings. The fair value of these derivative instruments is recorded gross and was a liability of $4 million and $5 million at June 30, 2014 and December 31, 2013, respectively. The overall effective interest rate reflecting the impact of the derivative contracts was 3.3% and 4.2% as of June 30, 2014 and December 31, 2013, respectively.

4.  Investments
The following is a summary of Ameriprise Financial investments:

	June 30, 2014	December 31, 2013
	(in millions)
Available-for-Sale securities, at fair value	$30,486	$30,310
Mortgage loans, net	3,474	3,510
Policy and certificate loans	792	774
Other investments	1,206	1,141
Total	$35,958	$35,735

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following is a summary of net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Investment income on fixed maturities	$375	$403	$749	$804
Net realized gains	1	—	6	1
Affordable housing partnerships	(6)	(1)	(12)	(8)
Other	20	42	44	59
Consolidated investment entities	43	7	117	84
Total net investment income	$433	$451	$904	$940

Available-for-Sale securities distributed by type were as follows:

	June 30, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,717	$1,713	$(19)	$17,411	$3
Residential mortgage backed securities	6,065	173	(80)	6,158	(21)
Commercial mortgage backed securities	2,626	146	(4)	2,768	—
Asset backed securities	1,451	59	(4)	1,506	—
State and municipal obligations	2,135	214	(32)	2,317	—
U.S. government and agencies obligations	42	5	—	47	—
Foreign government bonds and obligations	238	25	(5)	258	—
Common stocks	8	13	—	21	5
Total	$28,282	$2,348	$(144)	$30,486	$(13)

	December 31, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$16,233	$1,330	$(97)	$17,466	$3
Residential mortgage backed securities	6,114	147	(137)	6,124	(33)
Commercial mortgage backed securities	2,612	141	(12)	2,741	—
Asset backed securities	1,459	53	(8)	1,504	—
State and municipal obligations	2,132	106	(78)	2,160	—
U.S. government and agencies obligations	47	5	—	52	—
Foreign government bonds and obligations	235	18	(8)	245	—
Common stocks	7	11	—	18	4
Total	$28,839	$1,811	$(340)	$30,310	$(26)
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of June 30, 2014 and December 31, 2013, investment securities with a fair value of $2.0 billion and $2.3 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings.
At both June 30, 2014 and December 31, 2013, fixed maturity securities comprised approximately 85% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At both June 30, 2014 and December 31, 2013, the Company’s internal analysts rated $1.4 billion of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

	June 30, 2014			December 31, 2013
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$7,443	$7,723	25%	$7,562	$7,746	25%
AA	1,496	1,693	6	1,587	1,707	6
A	6,241	6,798	22	6,381	6,738	22
BBB	11,281	12,435	41	11,427	12,272	41
Below investment grade	1,813	1,816	6	1,875	1,829	6
Total fixed maturities	$28,274	$30,465	100%	$28,832	$30,292	100%
At June 30, 2014 and December 31, 2013, approximately 48% and 45%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2014
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	35	$270	$(1)	51	$801	$(18)	86	$1,071	$(19)
Residential mortgage backed securities	58	657	(6)	150	1,486	(74)	208	2,143	(80)
Commercial mortgage backed securities	9	41	—	9	105	(4)	18	146	(4)
Asset backed securities	5	83	(1)	16	231	(3)	21	314	(4)
State and municipal obligations	10	30	—	55	236	(32)	65	266	(32)
Foreign government bonds and obligations	3	20	—	14	27	(5)	17	47	(5)
Total	120	$1,101	$(8)	295	$2,886	$(136)	415	$3,987	$(144)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2013
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	181	$2,817	$(83)	12	$181	$(14)	193	$2,998	$(97)
Residential mortgage backed securities	128	2,393	(66)	113	663	(71)	241	3,056	(137)
Commercial mortgage backed securities	35	426	(10)	4	22	(2)	39	448	(12)
Asset backed securities	40	531	(7)	4	32	(1)	44	563	(8)
State and municipal obligations	169	468	(36)	14	117	(42)	183	585	(78)
Foreign government bonds and obligations	23	77	(8)	—	—	—	23	77	(8)
Total	576	$6,712	$(210)	147	$1,015	$(130)	723	$7,727	$(340)
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
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Beginning balance	$147	$165	$147	$176
Credit losses for which an other-than-temporary impairment was previously recognized	1	2	1	4
Reductions for securities sold during the period (realized)	—	(10)	—	(23)
Ending balance	$148	$157	$148	$157
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the net unrealized securities gains on Available-for-Sale securities included in accumulated other comprehensive income:

	Net Unrealized Securities Gains	Deferred Income Tax	Accumulated Other Comprehensive Income Related to Net Unrealized Securities Gains
	(in millions)
Balance at January 1, 2013	$2,017	$(705)	$1,312
Net unrealized securities losses arising during the period (1)	(1,222)	420	(802)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	407	(142)	265
Balance at June 30, 2013	$1,202	$(427)	$775	(2)

Balance at January 1, 2014	$1,016	$(361)	$655
Net unrealized securities gains arising during the period (1)	739	(261)	478
Reclassification of net securities gains included in net income	(6)	2	(4)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(257)	90	(167)
Balance at June 30, 2014	$1,492	$(530)	$962	(2)
(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $(2) million and $12 million of noncredit related impairments on securities and net unrealized securities (gains) losses on previously impaired securities at June 30, 2014 and 2013, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Gross realized gains	$4	$3	$11	$7
Gross realized losses	(3)	(2)	(4)	(2)
Other-than-temporary impairments	—	(2)	(1)	(5)
Total	$1	$(1)	$6	$—
Other-than-temporary impairments for the six months ended June 30, 2014 primarily related to the Company’s decision to sell a corporate debt security and credit losses on non-agency residential mortgage backed securities. Other-than-temporary impairments for the three months and six months ended June 30, 2013 primarily related to credit losses on non-agency residential mortgage backed securities.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities by contractual maturity at June 30, 2014 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,604	$1,633
Due after one year through five years	6,810	7,439
Due after five years through 10 years	5,049	5,385
Due after 10 years	4,669	5,576
	18,132	20,033
Residential mortgage backed securities	6,065	6,158
Commercial mortgage backed securities	2,626	2,768
Asset backed securities	1,451	1,506
Common stocks	8	21
Total	$28,282	$30,486
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
Allowance for Loan Losses
The following tables present a rollforward of the allowance for loan losses for the six months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	June 30, 2014
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Beginning balance	$26	$6	$5	$37
Charge-offs	(1)	(2)	(1)	(4)
Ending balance	$25	$4	$4	$33

Individually evaluated for impairment	$8	$—	$1	$9
Collectively evaluated for impairment	17	4	3	24

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	June 30, 2013
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Beginning balance	$29	$7	$8	$44
Charge-offs	—	(1)	(1)	(2)
Ending balance	$29	$6	$7	$42

Individually evaluated for impairment	$8	$—	$1	$9
Collectively evaluated for impairment	21	6	6	33
The recorded investment in financing receivables by impairment method and type of loan was as follows:

	June 30, 2014
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Individually evaluated for impairment	$36	$5	$7	$48
Collectively evaluated for impairment	2,669	407	807	3,883
Total	$2,705	$412	$814	$3,931

	December 31, 2013
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Individually evaluated for impairment	$42	$9	$7	$58
Collectively evaluated for impairment	2,640	370	873	3,883
Total	$2,682	$379	$880	$3,941
As of June 30, 2014 and December 31, 2013, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $17 million and $21 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance. During the three months and six months ended June 30, 2014, the Company purchased $25 million and $90 million, respectively, and sold $6 million and $10 million, respectively, of syndicated loans. During the three months and six months ended June 30, 2013, the Company purchased $37 million and $59 million, respectively, and sold $1 million and $2 million, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $12 million and $22 million as of June 30, 2014 and December 31, 2013, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1% and 2% of total commercial mortgage loans at June 30, 2014 and December 31, 2013, respectively. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(in millions)
East North Central	$239	$251	9%	9%
East South Central	65	71	2	3
Middle Atlantic	221	211	8	8
Mountain	262	257	10	10
New England	142	149	5	5
Pacific	671	661	25	25
South Atlantic	736	713	27	26
West North Central	212	207	8	8
West South Central	157	162	6	6
	2,705	2,682	100%	100%
Less: allowance for loan losses	25	26
Total	$2,680	$2,656

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(in millions)
Apartments	$465	$488	17%	18%
Hotel	35	33	1	1
Industrial	475	454	17	17
Mixed use	45	36	2	1
Office	563	559	21	21
Retail	966	951	36	36
Other	156	161	6	6
	2,705	2,682	100%	100%
Less: allowance for loan losses	25	26
Total	$2,680	$2,656
Syndicated Loans
The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at June 30, 2014 and December 31, 2013 were $5 million and $4 million, respectively.
Consumer Loans
The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration in determining the allowance for loan losses for consumer loans. At a minimum, management updates FICO scores and LTV ratios semiannually.
As of both June 30, 2014 and December 31, 2013, approximately 5% of consumer loans had FICO scores below 640. As of both June 30, 2014 and December 31, 2013, approximately 2% of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for consumer loans is in California representing 37% and 38% of the portfolio as of June 30, 2014 and December 31, 2013, respectively. No other state represents more than 10% of the total consumer loan portfolio.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Troubled Debt Restructurings
The following table presents the number of loans restructured by the Company during the period and their recorded investment at the end of the period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in millions, except number of loans)
Commercial mortgage loans	—	$—	4	$10	2	$8	4	$10
Syndicated loans	—	—	1	—	1	1	1	—
Consumer loans	2	—	4	—	4	—	9	—
Total	2	$—	9	$10	7	$9	14	$10
The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and six months ended June 30, 2014 and 2013. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

6.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2014	2013
	(in millions)
Balance at January 1	$2,663	$2,399
Capitalization of acquisition costs	166	167
Amortization	(165)	(167)
Impact of change in net unrealized securities losses (gains)	(52)	107
Balance at June 30	$2,612	$2,506
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2014	2013
	(in millions)
Balance at January 1	$409	$404
Capitalization of sales inducement costs	3	3
Amortization	(25)	(30)
Impact of change in net unrealized securities losses (gains)	(8)	15
Balance at June 30	$379	$392

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Policyholder account balances
Fixed annuities	$13,143	$13,826
Variable annuity fixed sub-accounts	4,877	4,926
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,821	2,790
Indexed universal life (“IUL”) insurance	418	315
Other life insurance	858	878
Total policyholder account balances	22,117	22,735
Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)(1)	(131)	(383)
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)(1)	(76)	(62)
Other annuity liabilities	126	76
Fixed annuities life contingent liabilities	1,520	1,523
Equity indexed annuities (“EIA”)	29	29
Life, disability income and long term care insurance	4,936	4,739
VUL/UL and other life insurance additional liabilities	405	336
Total future policy benefits	6,809	6,258
Policy claims and other policyholders’ funds	681	627
Total policyholder account balances, future policy benefits and claims	$29,607	$29,620
(1) Includes the value of GMWB and GMAB embedded derivatives that was a net asset at both June 30, 2014 and December 31, 2013 reported as a contra liability.
Separate account liabilities consisted of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Variable annuity	$72,771	$70,687
VUL insurance	7,099	6,885
Other insurance	44	44
Threadneedle investment liabilities	4,113	3,607
Total	$84,027	$81,223

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	June 30, 2014				December 31, 2013
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$55,051	$53,238	$21	64	$52,616	$50,790	$28	64
Five/six-year reset	10,867	8,327	29	64	11,220	8,663	42	64
One-year ratchet	7,659	7,259	29	66	7,676	7,261	38	65
Five-year ratchet	1,819	1,764	1	62	1,781	1,725	1	62
Other	1,004	986	32	69	1,015	996	36	69
Total — GMDB	$76,400	$71,574	$112	64	$74,308	$69,435	$145	64

GGU death benefit	$1,074	$1,022	$128	66	$1,052	$998	$121	64

GMIB	$381	$358	$8	67	$413	$389	$8	66

GMWB:
GMWB	$3,854	$3,841	$1	67	$3,936	$3,921	$1	67
GMWB for life	36,192	36,070	53	65	34,069	33,930	77	64
Total — GMWB	$40,046	$39,911	$54	65	$38,005	$37,851	$78	64

GMAB	$4,289	$4,277	$1	58	$4,194	$4,181	$2	58
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	June 30, 2014		December 31, 2013
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$5,838	62	$5,674	62

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder value.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2013	$4	$9	$799	$103	$155
Incurred claims	3	—	(715)	(89)	36
Paid claims	(2)	—	—	—	(7)
Balance at June 30, 2013	$5	$9	$84	$14	$184

Balance at January 1, 2014	$4	$6	$(383)	$(62)	$206
Incurred claims	2	—	252	(14)	31
Paid claims	(2)	—	—	—	(1)
Balance at June 30, 2014	$4	$6	$(131)	$(76)	$236
(1) The incurred claims for GMWB and GMAB represent the total change in the liabilities (contra liabilities).
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	June 30, 2014	December 31, 2013
	(in millions)
Mutual funds:
Equity	$40,724	$39,195
Bond	25,965	26,519
Other	4,858	3,764
Total mutual funds	$71,547	$69,478

9.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance				Stated Interest Rate
	June 30, 2014		December 31, 2013		June 30, 2014	December 31, 2013
	(in millions)
Long-term debt:
Senior notes due 2015	$363	(1)	$366	(1)	5.7%	5.7%
Senior notes due 2019	329	(1)	327	(1)	7.3	7.3
Senior notes due 2020	787	(1)	783	(1)	5.3	5.3
Senior notes due 2023	750		750		4.0	4.0
Senior notes due 2039	—		200		—	7.8
Junior subordinated notes due 2066	294		294		7.5	7.5
Total long-term debt	2,523		2,720

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	150		450		0.3	0.3
Repurchase agreements	50		50		0.3	0.3
Total short-term borrowings	200		500
Total	$2,723		$3,220
(1) Amounts include adjustments for fair value hedges on the Company’s long-term debt. See Note 12 for information on the Company’s fair value hedges.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The amounts included in the table above are net of any unamortized discount and premium associated with issuing these notes.
On September 30, 2013, the Company entered into a restated credit agreement for $500 million expiring on September 28, 2018. Under the terms of the agreement, the Company may increase the amount of this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under the agreement are reduced by any outstanding letters of credit. The Company had no borrowings outstanding under this facility and outstanding letters of credit issued against this facility were $2 million as of June 30, 2014.
The Company’s junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants at both June 30, 2014 and December 31, 2013.
Long-term Debt
In May 2014, the Company issued a notice of redemption for $200 million of its senior notes due 2039. The notes were redeemed on June 16, 2014 pursuant to the terms of the indenture at the principal value plus accrued interest to the redemption date. The Company recognized an expense for the remaining unamortized debt issuance costs on the notes in the second quarter of 2014.
Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings. The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $51 million and $52 million at June 30, 2014 and December 31, 2013, respectively. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.
The Company’s insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $502 million and $574 million at June 30, 2014 and December 31, 2013, respectively. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$44	$1,615	$—	$1,659
Available-for-Sale securities:
Corporate debt securities	—	15,846	1,565	17,411
Residential mortgage backed securities	—	5,944	214	6,158
Commercial mortgage backed securities	—	2,753	15	2,768
Asset backed securities	—	1,321	185	1,506
State and municipal obligations	—	2,317	—	2,317
U.S. government and agencies obligations	12	35	—	47
Foreign government bonds and obligations	—	258	—	258
Common stocks	6	9	6	21
Total Available-for-Sale securities	18	28,483	1,985	30,486
Trading securities	52	31	1	84
Separate account assets	—	84,027	—	84,027
Other assets:
Interest rate derivative contracts	—	1,670	—	1,670
Equity derivative contracts	298	1,432	—	1,730
Credit derivative contracts	—	—	—	—
Foreign exchange contracts	2	3	—	5
Other derivative contracts	—	—	1	1
Total other assets	300	3,105	1	3,406
Total assets at fair value	$414	$117,261	$1,987	$119,662
Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	184	184
GMWB and GMAB embedded derivatives	—	—	(347)	(347)	(2)
Total policyholder account balances, future policy benefits and claims	—	5	(163)	(158)	(1)
Customer deposits	—	6	—	6
Other liabilities:
Interest rate derivative contracts	—	1,306	—	1,306
Equity derivative contracts	464	2,363	—	2,827
Foreign exchange contracts	1	—	—	1
Other derivative contracts	—	141	—	141
Other	—	10	—	10
Total other liabilities	465	3,820	—	4,285
Total liabilities at fair value	$465	$3,831	$(163)	$4,133
(1) The Company’s adjustment for nonperformance risk resulted in a $162 million cumulative increase to the embedded derivatives.
(2) The fair value of the GMWB and GMAB embedded derivatives was a net asset at June 30, 2014 and the amount is reported as a contra liability.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$12	$1,841	$—	$1,853
Available-for-Sale securities:
Corporate debt securities	—	15,826	1,640	17,466
Residential mortgage backed securities	—	5,937	187	6,124
Commercial mortgage backed securities	—	2,711	30	2,741
Asset backed securities	—	1,244	260	1,504
State and municipal obligations	—	2,160	—	2,160
U.S. government and agencies obligations	17	35	—	52
Foreign government bonds and obligations	—	245	—	245
Common stocks	5	7	6	18
Total Available-for-Sale securities	22	28,165	2,123	30,310
Trading securities	3	32	2	37
Separate account assets	—	81,223	—	81,223
Other assets:
Interest rate derivative contracts	—	1,566	—	1,566
Equity derivative contracts	265	1,576	—	1,841
Credit derivative contracts	—	3	—	3
Foreign exchange contracts	2	2	—	4
Other derivative contracts	—	4	—	4
Total other assets	267	3,151	—	3,418
Total assets at fair value	$304	$114,412	$2,125	$116,841
Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	125	125
GMWB and GMAB embedded derivatives	—	—	(575)	(575)	(2)
Total policyholder account balances, future policy benefits and claims	—	5	(450)	(445)	(1)
Customer deposits	—	7	—	7
Other liabilities:
Interest rate derivative contracts	—	1,672	—	1,672
Equity derivative contracts	550	2,447	—	2,997
Other derivative contracts	—	139	—	139
Other	—	12	—	12
Total other liabilities	550	4,270	—	4,820
Total liabilities at fair value	$550	$4,282	$(450)	$4,382

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total		Trading Securities	Other Derivative Contracts
	(in millions)
Balance, April 1, 2014	$1,566	$87	$75	$206	$6	$1,940		$2	$—
Total gains (losses) included in:
Net income	(1)	—	—	1	—	—	(1)	—	—
Other comprehensive income	12	—	—	—	—	12		—	—
Purchases	46	136	—	—	—	182		1	1
Sales	—	—	—	—	—	—		(2)	—
Settlements	(58)	(9)	—	(2)	—	(69)		—	—
Transfers out of Level 3	—	—	(60)	(20)	—	(80)		—	—
Balance, June 30, 2014	$1,565	$214	$15	$185	$6	$1,985		$1	$1

Changes in unrealized losses relating to assets held at June 30, 2014 included in:
Net investment income	$(1)	$—	$—	$—	$—	$(1)		$—	$—
(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2014	$154		$(471)		$(317)
Total losses included in:
Net income	8	(1)	68	(2)	76
Issues	24		60		84
Settlements	(2)		(4)		(6)
Balance, June 30, 2014	$184		$(347)		$(163)

Changes in unrealized losses relating to liabilities held at June 30, 2014 included in:
Interest credited to fixed accounts	$8		$—		$8
Benefits, claims, losses and settlement expenses	—		67		67
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, April 1, 2013	$1,764	$8	$204	$321	$5	$2,302
Total gains (losses) included in:
Net income	(1)	—	—	—	—	(1)	(1)
Other comprehensive loss	(37)	—	(4)	2	—	(39)
Purchases	20	62	10	32	—	124
Settlements	(79)	(1)	—	(1)	—	(81)
Transfers into Level 3	—	—	—	8	—	8
Transfers out of Level 3	—	—	—	(148)	—	(148)
Balance, June 30, 2013	$1,667	$69	$210	$214	$5	$2,165

Changes in unrealized losses relating to assets held at June 30, 2013 included in:
Net investment income	$(1)	$—	$—	$—	$—	$(1)
(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2013	$61		$266		$327
Total (gains) losses included in:
Net income	2	(1)	(306)	(2)	(304)
Issues	13		53		66
Settlements	—		(2)		(2)
Balance, June 30, 2013	$76		$11		$87

Changes in unrealized (gains) losses relating to liabilities held at June 30, 2013 included in:
Interest credited to fixed accounts	$2		$—		$2
Benefits, claims, losses and settlement expenses	—		(299)		(299)
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total		Trading Securities	Other Derivative Contracts
	(in millions)
Balance, January 1, 2014	$1,640	$187	$30	$260	$6	$2,123		$2	$—
Total gains (losses) included in:
Net income	(1)	—	—	1	—	—	(1)	—	—
Other comprehensive income	16	—	—	—	—	16		—	—
Purchases	122	218	60	21	—	421		1	1
Sales	(11)	—	—	—	—	(11)		(2)	—
Settlements	(201)	(12)	—	(8)	—	(221)		—	—
Transfers out of Level 3	—	(179)	(75)	(89)	—	(343)		—	—
Balance, June 30, 2014	$1,565	$214	$15	$185	$6	$1,985		$1	$1

Changes in unrealized gains (losses) relating to assets held at June 30, 2014 included in:
Net investment income	$(1)	$—	$—	$1	$—	$—		$—	$—
(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2014	$125		$(575)		$(450)
Total losses included in:
Net income	14	(1)	120	(2)	134
Issues	48		119		167
Settlements	(3)		(11)		(14)
Balance, June 30, 2014	$184		$(347)		$(163)

Changes in unrealized losses relating to liabilities held at June 30, 2014 included in:
Interest credited to fixed accounts	$14		$—		$14
Benefits, claims, losses and settlement expenses	—		119		119
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, January 1, 2013	$1,764	$284	$206	$178	$6	$2,438
Total gains (losses) included in:
Net income	(1)	—	—	1	—	—	(1)
Other comprehensive loss	(37)	—	(6)	7	—	(36)
Purchases	74	62	10	171	—	317
Settlements	(133)	(1)	—	(3)	—	(137)
Transfers into Level 3	—	—	—	8	—	8
Transfers out of Level 3	—	(276)	—	(148)	(1)	(425)
Balance, June 30, 2013	$1,667	$69	$210	$214	$5	$2,165

Changes in unrealized gains (losses) relating to assets held at June 30, 2013 included in:
Net investment income	$(1)	$—	$—	$1	$—	$—
(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2013	$45		$833		$878
Total (gains) losses included in:
Net income	6	(1)	(924)	(2)	(918)
Issues	25		103		128
Settlements	—		(1)		(1)
Balance, June 30, 2013	$76		$11		$87

Changes in unrealized (gains) losses relating to liabilities held at June 30, 2013 included in:
Interest credited to fixed accounts	$6		$—		$6
Benefits, claims, losses and settlement expenses	—		(908)		(908)
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(6) million and $(28) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended June 30, 2014 and 2013, respectively. The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $9 million and $(90) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the six months ended June 30, 2014 and 2013, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	June 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,519	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8%	–	4.7%	1.2%
Other derivative contracts	$1	Option pricing model	Correlation (1)	(40.0)%
IUL embedded derivatives	$184	Discounted cash flow	Nonperformance risk (2)	56		bps
GMWB and GMAB embedded derivatives	$(347)	Discounted cash flow	Utilization of guaranteed withdrawals (3)	0.0%	–	51.1%
			Surrender rate	0.1%	–	57.9%
			Market volatility (4)	4.6%	–	17.2%
			Nonperformance risk (2)	56		bps
			Elective contractholder strategy allocations (5)	0.0%	–	50.0%

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,589	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	–	5.3%	1.5%
IUL embedded derivatives	$125	Discounted cash flow	Nonperformance risk (2)	74		bps
GMWB and GMAB embedded derivatives	$(575)	Discounted cash flow	Utilization of guaranteed withdrawals (3)	0.0%	–	51.1%
			Surrender rate	0.1%	–	57.9%
			Market volatility (4)	4.9%	–	18.8%
			Nonperformance risk (2)	74		bps
			Elective contractholder strategy allocations (5)	0.0%	–	50.0%

(1)	Represents the correlation between equity returns and interest rates used in the valuation of the derivative contract.
(2) The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.
(3) The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.
(4) Market volatility is implied volatility of fund of funds and managed volatility funds.
(5) The elective allocation represents the percentage of contractholders that are assumed to electively switch their investment allocation to a different allocation model.
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
Significant (decreases) increases in the correlation used in the fair value measurement of Level 3 derivatives in isolation would result in a significantly higher (lower) fair value measurement.

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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of the Company’s options. The fair value of certain derivatives measured using pricing models which include significant unobservable inputs are classified as Level 3 within the fair value hierarchy. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at June 30, 2014 and December 31, 2013. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at June 30, 2014 and December 31, 2013. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.

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

	June 30, 2014
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,474	$—	$—	$3,511	$3,511
Policy and certificate loans	792	—	1	779	780
Receivables	1,367	223	1,129	6	1,358
Restricted and segregated cash	2,344	2,344	—	—	2,344
Other investments and assets	459	—	404	56	460
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$13,424	$—	$—	$14,195	$14,195
Investment certificate reserves	4,177	—	—	4,175	4,175
Brokerage customer deposits	3,110	3,110	—	—	3,110
Separate account liabilities	4,511	—	4,511	—	4,511
Debt and other liabilities	3,041	290	2,918	107	3,315

	December 31, 2013
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,510	$—	$—	$3,490	$3,490
Policy and certificate loans	774	—	1	765	766
Receivables	1,141	107	1,026	8	1,141
Restricted and segregated cash	2,360	2,360	—	—	2,360
Other investments and assets	440	—	368	73	441
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,106	$—	$—	$14,724	$14,724
Investment certificate reserves	3,977	—	—	3,982	3,982
Brokerage customer deposits	3,088	3,088	—	—	3,088
Separate account liabilities	4,007	—	4,007	—	4,007
Debt and other liabilities	3,416	137	3,372	134	3,643

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Other Investments and Assets
Other investments and assets primarily consist of syndicated loans. The fair value of syndicated loans is obtained from a third party pricing service or non-binding broker quotes. Syndicated loans that are priced using a market approach with observable inputs are classified as Level 2 and syndicated loans priced using a single non-binding broker quote are classified as Level 3.
Other investments and assets also include the Company’s membership in the Federal Home Loan Bank of Des Moines and investments related to the Community Reinvestment Act. The fair value of these assets is approximated by the carrying value and classified as Level 3 due to restrictions on transfer and lack of liquidity in the primary market for these assets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Policyholder Account Balances, Future Policy Benefits and Claims
The fair value of fixed annuities, in deferral status, is determined by discounting cash flows using a risk neutral discount rate with adjustments for profit margin, expense margin, early policy surrender behavior, a margin for adverse deviation from estimated early policy surrender behavior and the Company’s nonperformance risk specific to these liabilities. The fair value of non-life contingent fixed annuities in payout status, equity indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts is determined in a similar manner. Given the use of significant unobservable inputs to these valuations, the measurements are classified as Level 3.
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	June 30, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,233	$—	$3,233	$(2,916)	$(176)	$(114)	$27
OTC cleared	106	—	106	(82)	(24)	—	—
Exchange-traded	67	—	67	—	—	—	67
Total derivatives	3,406	—	3,406	(2,998)	(200)	(114)	94
Securities borrowed	223	—	223	(43)	—	(175)	5
Total	$3,629	$—	$3,629	$(3,041)	$(200)	$(289)	$99

	December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,337	$—	$3,337	$(3,227)	$(75)	$(15)	$20
OTC cleared	21	—	21	(20)	(1)	—	—
Exchange-traded	60	—	60	—	—	—	60
Total derivatives	3,418	—	3,418	(3,247)	(76)	(15)	80
Securities borrowed	107	—	107	(15)	—	(90)	2
Total	$3,525	$—	$3,525	$(3,262)	$(76)	$(105)	$82
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	June 30, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$4,193	$—	$4,193	$(2,916)	$(14)	$(1,263)	$—
OTC cleared	82	—	82	(82)	—	—	—
Total derivatives	4,275	—	4,275	(2,998)	(14)	(1,263)	—
Securities loaned	290	—	290	(43)	—	(237)	10
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$4,615	$—	$4,615	$(3,041)	$(14)	$(1,550)	$10

	December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$4,786	$—	$4,786	$(3,227)	$—	$(1,498)	$61
OTC cleared	22	—	22	(20)	(2)	—	—
Total derivatives	4,808	—	4,808	(3,247)	(2)	(1,498)	61
Securities loaned	136	—	136	(15)	—	(117)	4
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$4,994	$—	$4,994	$(3,262)	$(2)	$(1,665)	$65
(1) Represents the amount of liabilities that could be offset by assets with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
In the tables above, the amounts of assets or liabilities presented in the Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements, then any remaining amount is reduced by the amount of cash and securities collateral. The actual collateral may be greater than amounts presented in the tables.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

information regarding the estimated fair value of the Company’s freestanding derivatives after considering the effect of master netting arrangements and collateral.
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

Derivatives designated as hedging instruments		Assets			Liabilities
	Balance Sheet Location	June 30, 2014	December 31, 2013	Balance Sheet Location	June 30, 2014	December 31, 2013
		(in millions)			(in millions)
Fair value hedges
Fixed rate debt	Other assets	$85	$82	Other liabilities	$—	$—
Total qualifying hedges		85	82		—	—
Derivatives not designated as hedging instruments
GMWB and GMAB
Interest rate contracts	Other assets	1,585	1,484	Other liabilities	1,306	1,672
Equity contracts	Other assets	1,642	1,741	Other liabilities	2,767	2,918
Credit contracts	Other assets	—	3	Other liabilities	—	—
Foreign exchange contracts	Other assets	2	2	Other liabilities	—	—
Embedded derivatives (1)	N/A	—	—	Policyholder account balances, future policy benefits and claims (2)	(347)	(575)
Total GMWB and GMAB		3,229	3,230		3,726	4,015
Other derivatives:
Equity
EIA embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	5	5
IUL	Other assets	33	27	Other liabilities	11	13
IUL embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	184	125
Stock market certificates	Other assets	55	73	Other liabilities	49	66
Stock market certificates embedded derivatives	N/A	—	—	Customer deposits	6	7
Foreign exchange
Foreign currency	Other assets	3	2	Other liabilities	1	—
Other
Macro hedge program	Other assets	1	4	Other liabilities	141	139
Total other		92	106		397	355
Total non-designated hedges		3,321	3,336		4,123	4,370
Total derivatives		$3,406	$3,418		$4,123	$4,370
N/A  Not applicable.
(1) The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.
(2) The fair value of the GMWB and GMAB embedded derivatives was a net asset at June 30, 2014 and December 31, 2013 and the amount is reported as a contra liability.
See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$245	$(380)	$509	$(512)
Equity contracts	Benefits, claims, losses and settlement expenses	(197)	12	(387)	(480)
Credit contracts	Benefits, claims, losses and settlement expenses	(12)	8	(22)	8
Foreign exchange contracts	Benefits, claims, losses and settlement expenses	—	2	(1)	7
Embedded derivatives (1)	Benefits, claims, losses and settlement expenses	(124)	255	(228)	822
Total GMWB and GMAB		(88)	(103)	(129)	(155)
Other derivatives:
Interest rate
Tax hedge	Net investment income	—	—	3	—
Seed money	Net investment income	—	2	(1)	2
Equity
IUL	Interest credited to fixed accounts	6	2	11	6
IUL embedded derivatives	Interest credited to fixed accounts	5	2	11	5
EIA	Interest credited to fixed accounts	1	—	1	1
EIA embedded derivatives	Interest credited to fixed accounts	(1)	—	(1)	(1)
Stock market certificates	Banking and deposit interest expense	1	1	2	4
Stock market certificates embedded derivatives	Banking and deposit interest expense	(1)	(1)	(2)	(4)
Seed money	Net investment income	(2)	(2)	(3)	(8)
Deferred compensation	Distribution expenses	4	1	5	2
Deferred compensation	General and administrative expense	2	—	2	—
Foreign exchange
Foreign currency	Net investment income	(2)	(3)	(2)	(3)
Deferred compensation	Distribution expenses	1	—	1	—
Commodity
Seed money	Net investment income	—	1	(1)	1
Other
Macro hedge program	Benefits, claims, losses and settlement expenses	(24)	—	(25)	—
Total other		(10)	3	1	5
Total derivatives		$(98)	$(100)	$(128)	$(150)
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
Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps and variance swaps. At June 30, 2014 and December 31, 2013, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $133.0 billion and $142.4 billion, respectively.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2014 (1)	$195	$57
2015	374	69
2016	332	55
2017	262	54
2018	214	57
2019-2027	641	89
Total	$2,018	$381
(1) 2014 amounts represent the amounts payable and receivable for the period from July 1, 2014 to December 31, 2014.
Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company uses a combination of options and/or swaps. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The gross notional amount of these derivative contracts was $2.9 billion and $2.8 billion at June 30, 2014 and December 31, 2013, respectively.
EIA, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $1.7 billion and $1.5 billion at June 30, 2014 and December 31, 2013, respectively.
The Company enters into futures, commodity swaps, and foreign currency forward contracts to manage its exposure to price risk arising from seed money investments in proprietary investment products. The gross notional amount of these contracts was $103 million and $111 million at June 30, 2014 and December 31, 2013, respectively.
The Company enters into foreign currency forward contracts to economically hedge its exposure to certain transactions denominated in non-functional currencies. The gross notional amount of these contracts was $173 million and $30 million at June 30, 2014 and December 31, 2013, respectively.
The Company enters into futures contracts to economically hedge its exposure related to deferred compensation plans. The gross notional amount of these contracts was $232 million and $224 million at June 30, 2014 and December 31, 2013, respectively.
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
For the three months and six months ended June 30, 2014 and 2013, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax losses as of June 30, 2014 that the Company expects to reclassify to earnings within the next twelve months is $1 million, which consists of $5 million of pretax gains to be recorded as a reduction to interest and debt expense and $6 million of pretax losses to be recorded in net investment income.
The following table presents the impact of the effective portion of the Company’s cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity:

Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Interest and debt expense	$1	$1	$2	$2
Net investment income	(1)	(1)	(2)	(2)
Total	$—	$—	$—	$—
Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 21 years and relates to forecasted debt interest payments.
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

Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Amount of Gain Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
		(in millions)
Fixed rate debt	Interest and debt expense	$8	$10	$16	$20
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At June 30, 2014 and December 31, 2013, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $814 million and $1.0 billion, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2014 and December 31, 2013 was $814 million and $959 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at June 30, 2014 and December 31, 2013 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil and $56 million, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13.  Shareholders’ Equity
The following table provides information related to amounts reclassified from accumulated other comprehensive income (“AOCI”):

AOCI Reclassification	Location of Loss (Gain) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
		(in millions)
Net unrealized losses (gains) on Available-for-Sale securities	Net investment income	$(1)	$1	$(6)	$—
Tax expense	Income tax provision	—	—	2	—
Net of tax		$(1)	$1	$(4)	$—
Losses (gains) on cash flow hedges:
Interest rate contracts	Interest and debt expense	$(1)	$(1)	$(2)	$(2)
Swaptions	Net investment income	1	1	2	2
Total before tax		—	—	—	—
Tax benefit	Income tax provision	—	—	—	—
Net of tax		$—	$—	$—	$—
See Note 4 for additional information related to the impact of DAC, DSIC, benefit reserves and reinsurance recoverable on net unrealized securities gains/losses included in AOCI. See Note 12 for additional information regarding the Company’s cash flow hedges.
In October 2012, the Company’s Board of Directors authorized an expenditure of up to $2.0 billion for the repurchase of shares of our common stock through 2014. In April 2014, the Company’s Board of Directors authorized an expenditure of up to an additional $2.5 billion for the repurchase of shares of our common stock through April 28, 2016. As of June 30, 2014, the Company had $2.4 billion remaining under its share repurchase authorization. During the six months ended June 30, 2014 and 2013, the Company repurchased a total of 6.4 million shares and 10.1 million shares, respectively, of its common stock for an aggregate cost of $706 million and $740 million, respectively.
The Company may also reacquire shares of its common stock under its share-based compensation plans related to restricted stock awards and certain option exercises. The holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligation. These vested restricted shares are reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. For the six months ended June 30, 2014 and 2013, the Company reacquired 0.8 million shares and 0.4 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $90 million and $25 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the six months ended June 30, 2014 and 2013, the Company reacquired 1.2 million shares and 2.1 million shares of its common stock through the net settlement of options for an aggregate value of $133 million and $156 million, respectively.
During the six months ended June 30, 2014 and 2013, the Company reissued 1.6 million and 1.9 million treasury shares, respectively, for restricted stock award grants, performance share units and issuance of shares vested under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

14.  Income Taxes
The Company’s effective tax rate on income from continuing operations was 24.5% and 29.6% for the three months ended June 30, 2014 and 2013, respectively. The Company’s effective tax rate on income from continuing operations was 22.5% and 27.1% for the six months ended June 30, 2014 and 2013, respectively. The Company’s effective tax rates for the three months and six months ended June 30, 2014 are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits, as well as a $17 million benefit in the first quarter of 2014 related to the completion of an Internal Revenue Service (“IRS”) audit.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $23 million which will expire beginning December 31, 2014.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets and state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $19 million at both June 30, 2014 and December 31, 2013.
As of June 30, 2014 and December 31, 2013, the Company had $230 million and $209 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $45 million and $62 million, net of federal tax benefits, of unrecognized tax benefits would affect the effective tax rate as of June 30, 2014 and December 31, 2013, respectively.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $170 million to $180 million in the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $4 million and $3 million in interest and penalties for the three months and six months ended June 30, 2014, respectively. The Company recognized a net increase of $1 million and $2 million in interest and penalties for the three months and six months ended June 30, 2013, respectively. At June 30, 2014 and December 31, 2013, the Company had a payable of $45 million and $42 million, respectively, related to accrued interest and penalties.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset, primarily associated with ELNY. At June 30, 2014 and December 31, 2013, the estimated liability was $13 million and $14 million, respectively. At both June 30, 2014 and December 31, 2013, the related premium tax asset was $11 million. Subsequent to the August 2013 closing described above, the Company has received and paid assessments related to ELNY from some of the state guaranty fund associations; however, the expected period over which all of the assessments will be made and the related tax credits recovered is not known.
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
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the Office of the Comptroller of the Currency, the UK Financial Conduct Authority, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company has numerous pending matters which include information requests, exams or inquiries that the Company has received during recent periods regarding certain matters, including: sales and distribution of mutual funds, annuities, equity and fixed income securities, investment personnel’s potential access and use of material non-public information, real estate investment trusts, insurance products, and financial advice offerings; supervision of the Company’s financial advisors; administration of insurance claims; security of client information and front office systems and controls at the Company’s UK subsidiary. The Company is also responding to regulatory audits, market conduct examinations and other state inquiries relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
In October 2011, a putative class action lawsuit entitled Roger Krueger, et al. vs. Ameriprise Financial, et al. was filed in the United States District Court for the District of Minnesota against the Company, certain of its present or former employees and directors, as well as certain fiduciary committees on behalf of participants and beneficiaries of the Ameriprise Financial 401(k) Plan. The alleged class period is from October 1, 2005 to the present. The action alleges that Ameriprise breached fiduciary duties under ERISA, by selecting and retaining primarily proprietary mutual funds with allegedly poor performance histories, higher expenses relative to other investment options and improper fees paid to Ameriprise Financial or its subsidiaries. The action also alleges that the Company breached fiduciary duties under ERISA because it paid excessive record-keeping fees, used its affiliate Ameriprise Trust Company as the Plan trustee and record-keeper and improperly reaped profits from the sale of the record-keeping business to Wachovia Bank, N.A. Plaintiffs allege over $20 million in damages. Plaintiffs filed an amended complaint on February 7, 2012. On April 11, 2012, the Company filed its motion to dismiss the Amended Complaint, which was denied on November 20, 2012. On July 3, 2013, the Company moved for summary judgment on statute of limitations grounds. On March 20, 2014, the Court filed its decision, granting in part and denying in part the motion. On October 1, 2013, Plaintiffs filed their Motion to Certify Class Action, and by order dated May 23, 2014, the Court granted Plaintiffs’ motion. The parties are engaged in discovery. The case is scheduled to be ready for trial as of March 1, 2015. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the lack of expert damages analyses, and plaintiffs’ failure to allege any specific, evidence-based damages.
In October 2012, a putative class action lawsuit entitled Jeffers vs. Ameriprise Financial Services, et al. was filed against the Company in the United States District Court for the Northern District of Illinois relating to its sales of the Inland Western (now known as Retail Properties of America, Inc. (“RPAI”)) REIT. The action also names as defendants RPAI, several of RPAI’s executives, and several members of RPAI’s board. The action alleges that the Company failed to perform required due diligence and misrepresented various aspects of the REIT including fees charged to clients, risks associated with the product, and valuation of the shares on client account statements. Plaintiffs seek unspecified damages. The Company was served in December 2012, and, on April 19, 2013, moved to dismiss the complaint. On June 10, 2014, the Court granted the Company’s motion to dismiss. On July 10, 2014, the plaintiff filed an amended complaint, naming only Ameriprise Financial Services, Inc. as a defendant. The Company’s response is due August 11, 2014. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the absence of class certification, the lack of a formal demand on the Company by the plaintiffs and plaintiffs’ failure to allege any specific, evidence-based damages.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

16.  Earnings per Share Attributable to Ameriprise Financial, Inc. Common Shareholders
The computations of basic and diluted earnings per share attributable to Ameriprise Financial, Inc. common shareholders are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Numerator:
Income from continuing operations	$467	$282	$983	$648
Less: Net income (loss) attributable to noncontrolling interests	93	(40)	208	(10)
Income from continuing operations attributable to Ameriprise Financial	374	322	775	658
Loss from discontinued operations, net of tax	—	(1)	(1)	(2)
Net income attributable to Ameriprise Financial	$374	$321	$774	$656

Denominator:
Basic: Weighted-average common shares outstanding	192.7	204.9	194.1	206.6
Effect of potentially dilutive nonqualified stock options and other share-based awards	3.5	3.7	3.5	3.8
Diluted: Weighted-average common shares outstanding	196.2	208.6	197.6	210.4

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic:
Income from continuing operations	$1.94	$1.57	$3.99	$3.18
Loss from discontinued operations	—	—	—	(0.01)
Net income	$1.94	$1.57	$3.99	$3.17
Diluted:
Income from continuing operations	$1.91	$1.54	$3.92	$3.13
Loss from discontinued operations	—	—	—	(0.01)
Net income	$1.91	$1.54	$3.92	$3.12
The calculation of diluted earnings per share excludes the incremental effect of 1.5 million and nil options as of June 30, 2014 and 2013, respectively, due to their anti-dilutive effect.

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
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	June 30, 2014	December 31, 2013
	(in millions)
Assets:
Advice & Wealth Management	$10,069	$9,571
Asset Management	8,345	7,223
Annuities	98,941	98,354
Protection	20,892	19,605
Corporate & Other	10,913	9,823
Total assets	$149,160	$144,576

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Operating net revenues:
Advice & Wealth Management	$1,198	$1,076	$2,347	$2,094
Asset Management	844	822	1,651	1,568
Annuities	651	635	1,287	1,259
Protection	579	550	1,134	1,087
Corporate & Other	(2)	3	4	7
Eliminations(1) (2)	(355)	(348)	(696)	(669)
Total segment operating revenues	2,915	2,738	5,727	5,346
Net realized gains	1	—	6	1
Revenues attributable to CIEs	160	12	337	94
Market impact on IUL benefits, net	(4)	(1)	(2)	(1)
Total net revenues per consolidated statements of operations	$3,072	$2,749	$6,068	$5,440
(1) Represents the elimination of intersegment revenues recognized for the three months ended June 30, 2014 and 2013 in each segment as follows: Advice & Wealth Management ($250 and $252, respectively); Asset Management ($11 and $10, respectively); Annuities ($83 and $76, respectively); Protection ($10 and $10, respectively); and Corporate & Other ($1 and nil, respectively).
(2) Represents the elimination of intersegment revenues recognized for the six months ended June 30, 2014 and 2013 in each segment as follows: Advice & Wealth Management ($490 and $480, respectively); Asset Management ($22 and $19, respectively); Annuities ($163 and $149, respectively); Protection ($20 and $20, respectively); and Corporate & Other ($1 and $1, respectively).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Operating earnings:
Advice & Wealth Management	$194	$150	$375	$280
Asset Management	199	194	382	332
Annuities	170	110	346	252
Protection	91	91	150	194
Corporate & Other	(75)	(57)	(130)	(110)
Total segment operating earnings	579	488	1,123	948
Net realized gains	1	—	6	1
Net income (loss) attributable to noncontrolling interests	93	(40)	208	(10)
Market impact on variable annuity guaranteed benefits, net	(54)	(43)	(69)	(45)
Market impact on IUL benefits, net	—	(2)	1	(2)
Restructuring charges	—	(1)	—	(3)
Income from continuing operations before income tax provision per consolidated statements of operations	$619	$402	$1,269	$889

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

Overview
Ameriprise Financial is a diversified financial services company with a 120 year history of providing financial solutions. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America’s leader in financial planning and a leading global financial institution with more than $809 billion in assets under management and administration as of June 30, 2014.
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
Our network of more than 9,600 advisors is the primary means through which we engage in our wealth management activities. We offer our advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in delivering advice and product solutions. We believe that our nationally recognized brand and practice vision, local marketing support, integrated operating platform and comprehensive set of products and solutions constitute a compelling value proposition for financial advisors, as evidenced by our strong advisor retention rate and our ability to attract and retain experienced and productive advisors. We have and will continue to invest in and develop capabilities and tools designed to maximize advisor productivity and client satisfaction.
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
We are positioned to continue to grow our assets under management and to strengthen our asset management offerings to existing and new clients. Our asset management capabilities are well positioned to address mature markets in the U.S. and Europe. We also have the capability to leverage existing strengths to effectively expand into new global and emerging markets. In the past few years, we have expanded beyond our traditional strengths in the U.S. and UK to gather assets in Continental Europe, Asia, Australia, the Middle East and Africa. In addition, we continue to pursue opportunities to leverage the collective capabilities of Columbia and Threadneedle in order to enhance our current range of investment solutions, to develop new solutions that are responsive to client demand in an increasingly complex marketplace and to maximize the distribution capabilities of our global business.

AMERIPRISE FINANCIAL, INC.

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

AMERIPRISE FINANCIAL, INC.

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
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Operating total net revenue growth of 6% to 8%,

•	Operating earnings per diluted share growth of 12% to 15%, and

•	Operating return on equity excluding accumulated other comprehensive income of 19% to 23%.
The following tables reconcile our GAAP measures to operating measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Total net revenues	$3,072	$2,749	$6,068	$5,440
Less: Revenue attributable to CIEs	160	12	337	94
Less: Net realized gains	1	—	6	1
Less: Market impact on indexed universal life benefits	(4)	(1)	(2)	(1)
Operating total net revenues	$2,915	$2,738	$5,727	$5,346

			Per Diluted Share
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Net income	$467	$281
Less: Net income (loss) attributable to noncontrolling interests	93	(40)
Net income attributable to Ameriprise Financial	374	321	$1.91	$1.54
Less: Loss from discontinued operations, net of tax	—	(1)	—	—
Net income from continuing operations attributable to Ameriprise Financial	374	322	1.91	1.54
Add: Restructuring charges, net of tax (1)	—	1	—	0.01
Add: Market impact on variable annuity guaranteed benefits, net of tax (1)	35	28	0.18	0.13
Add: Market impact on indexed universal life benefits, net of tax (1)	—	1	—	0.01
Less: Net realized gains, net of tax (1)	1	—	0.01	—
Operating earnings	$408	$352	$2.08	$1.69

Weighted average common shares outstanding:
Basic	192.7	204.9
Diluted	196.2	208.6
(1) Calculated using the statutory tax rate of 35%.

AMERIPRISE FINANCIAL, INC.

			Per Diluted Share
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Net income	$982	$646
Less: Net income (loss) attributable to noncontrolling interests	208	(10)
Net income attributable to Ameriprise Financial	774	656	$3.92	$3.12
Less: Loss from discontinued operations, net of tax	(1)	(2)	—	(0.01)
Net income from continuing operations attributable to Ameriprise Financial	775	658	3.92	3.13
Add: Integration/restructuring charges, net of tax (1)	—	2	—	0.01
Add: Market impact on variable annuity guaranteed living benefits, net of tax (1)	45	30	0.22	0.14
Add: Market impact on indexed universal life benefits, net of tax (1)	(1)	1	—	—
Less: Net realized gains, net of tax (1)	4	1	0.02	—
Operating earnings	$815	$690	$4.12	$3.28

Weighted average common shares outstanding:
Basic	194.1	206.6
Diluted	197.6	210.4
(1) Calculated using the statutory tax rate of 35%.
The following table reconciles the trailing twelve months’ sum of net income attributable to Ameriprise Financial to operating earnings and the five-point average of quarter-end equity to operating equity:

	Twelve Months Ended June 30,
	2014	2013
	(in millions)
Net income attributable to Ameriprise Financial	$1,452	$1,218
Less: Loss from discontinued operations, net of tax	(2)	(2)
Net income from continuing operations attributable to Ameriprise Financial	1,454	1,220
Less: Adjustments (1)	(131)	(126)
Operating earnings	$1,585	$1,346

Total Ameriprise Financial, Inc. shareholders’ equity	$8,326	$8,911
Less: Accumulated other comprehensive income, net of tax	698	1,023
Total Ameriprise Financial, Inc. shareholders’ equity from continuing operations, excluding AOCI	7,628	7,888
Less: Equity impacts attributable to CIEs	330	356
Operating equity	$7,298	$7,532

Return on equity from continuing operations, excluding AOCI	19.1%	15.5%
Operating return on equity, excluding AOCI (2)	21.7%	17.9%
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

AMERIPRISE FINANCIAL, INC.

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
The following table presents detail regarding our AUM and AUA:

	June 30,
	2014	2013	Change
Assets Under Management and Administration	(in billions)
Advice & Wealth Management AUM	$168.3	$136.3	$32.0	23%
Asset Management AUM	518.3	459.4	58.9	13
Corporate & Other AUM	0.9	1.0	(0.1)	(10)
Eliminations	(21.3)	(19.0)	(2.3)	(12)
Total Assets Under Management	666.2	577.7	88.5	15
Total Assets Under Administration	143.7	125.5	18.2	15
Total AUM and AUA	$809.9	$703.2	$106.7	15%
Total AUM increased $88.5 billion, or 15%, to $666.2 billion as of June 30, 2014 compared to $577.7 billion as of June 30, 2013 due to a $32.0 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation and a $58.9 billion increase in Asset Management AUM driven by market appreciation, partially offset by net outflows. See our segment results of operations discussion below for additional information on changes in our AUM.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Three Months Ended June 30, 2014 and 2013
The following table presents our consolidated results of operations:

	Three Months Ended June 30,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$1,452	$1,294	$158	12%
Distribution fees	470	448	22	5
Net investment income	433	451	(18)	(4)
Premiums	345	315	30	10
Other revenues	379	249	130	52
Total revenues	3,079	2,757	322	12
Banking and deposit interest expense	7	8	(1)	(13)
Total net revenues	3,072	2,749	323	12
Expenses
Distribution expenses	810	732	78	11
Interest credited to fixed accounts	175	198	(23)	(12)
Benefits, claims, losses and settlement expenses	506	490	16	3
Amortization of deferred acquisition costs	78	92	(14)	(15)
Interest and debt expense	79	60	19	32
General and administrative expense	805	775	30	4
Total expenses	2,453	2,347	106	5
Income from continuing operations before income tax provision	619	402	217	54
Income tax provision	152	120	32	27
Income from continuing operations	467	282	185	66
Loss from discontinued operations, net of tax	—	(1)	1	NM
Net income	467	281	186	66
Less: Net income (loss) attributable to noncontrolling interests	93	(40)	133	NM
Net income attributable to Ameriprise Financial	$374	$321	$53	17%
NM Not Meaningful.
Overall
Income from continuing operations before income tax provision increased $217 million, or 54%, to $619 million for the three months ended June 30, 2014 compared to $402 million for the prior year period primarily reflecting the impact of market appreciation, wrap account net inflows, a $10 million benefit from policyholder movement of investments in Portfolio Navigator (traditional asset allocation) funds under certain in-force variable annuities with living benefit guarantees to the Portfolio Stabilizer (managed volatility) funds and a $133 million increase in net income (loss) attributable to noncontrolling interests, partially offset by the negative impact from spread compression in our interest sensitive product lines, the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), asset management net outflows, higher weather-related losses and a $30 million gain on the sale of Threadneedle’s strategic business investment in Cofunds in the second quarter of 2013. The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $54 million for the second quarter of 2014 compared to an expense of $43 million for the prior year period. The negative impact on earnings from spread compression in our interest sensitive product lines was approximately $11 million pretax for the three months ended June 30, 2014 compared to the prior year period. The impact on DAC and DSIC from actual versus expected market performance based on our view of bond and equity performance was a benefit of $16 million for the second quarter of 2014 compared to an expense of $12 million for the prior year period as a result of more favorable equity market returns and bond fund returns compared to the prior year period.

AMERIPRISE FINANCIAL, INC.

Net Revenues
Net revenues increased $323 million, or 12%, to $3.1 billion for the three months ended June 30, 2014 compared to $2.7 billion for the prior year period primarily due to higher management and financial advice fees and other revenues.
Management and financial advice fees increased $158 million, or 12%, to $1.5 billion for the three months ended June 30, 2014 compared to $1.3 billion for the prior year period primarily due to higher asset-based fees driven by an increase in average AUM. Average AUM increased $66.2 billion, or 11%, compared to the prior year period primarily due to market appreciation and wrap account net inflows, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section below.
Distribution fees increased $22 million, or 5%, to $470 million for the three months ended June 30, 2014 compared to $448 million for the prior year period due to higher client assets.
Net investment income decreased $18 million, or 4%, to $433 million for the three months ended June 30, 2014 compared to $451 million for the prior year period primarily due to a $30 million gain on the sale of Threadneedle’s investment in Cofunds in the prior year period and a $28 million decrease in investment income on fixed maturities driven by low interest rates, partially offset by a $36 million increase in net investment income of CIEs.
Premiums increased $30 million, or 10%, to $345 million for the three months ended June 30, 2014 compared to $315 million for the prior year period primarily due to growth in auto and home premiums driven by continued new policy sales growth, primarily from our affinity relationships with Costco and Progressive. Auto and home policy counts increased 12% compared to the prior year period.
Other revenues increased $130 million, or 52%, to $379 million for the three months ended June 30, 2014 compared to $249 million for the prior year period due to a $112 million increase in other revenues of CIEs and higher fees from variable annuity guarantees driven by higher volumes due to prior year sales with a first fee collected on the anniversary date, as well as higher average fee rates.
Expenses
Total expenses increased $106 million, or 5%, to $2.5 billion for the three months ended June 30, 2014 compared to $2.3 billion for the prior year period primarily due to increases in distribution expenses and general and administrative expense.
Distribution expenses increased $78 million, or 11%, to $810 million for the three months ended June 30, 2014 compared to $732 million for the prior year period driven by growth in assets under management. See our discussion on the changes in AUM in our segment results of operations section below.
Interest credited to fixed accounts decreased $23 million, or 12%, to $175 million for the three months ended June 30, 2014 compared to $198 million for the prior year period driven by lower average fixed annuity account balances and a lower average crediting rate on interest sensitive fixed annuities. Average fixed annuities contract accumulation values decreased $836 million, or 6%, to $12.8 billion for the three months ended June 30, 2014 compared to the prior year period due to net outflows reflecting elevated surrenders on products sold through third parties where rates have been reset. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.0% for the three months ended June 30, 2014 compared to 3.6% for the prior year period reflecting the re-pricing of the five-year guarantee block. See additional discussion on the re-pricing in the Annuities segment.
Benefits, claims, losses and settlement expenses increased $16 million, or 3%, to $506 million for the three months ended June 30, 2014 compared to $490 million for the prior year period primarily reflecting the following items:

•
An increase in expenses related to our auto and home business driven by higher claim and claim adjustment expense reflecting the impact of growth in exposures due to a 9% increase in gross new policies and an increase in catastrophe losses due to severe weather. Catastrophe losses were $33 million for the three months ended June 30, 2014 compared to $18 million for the prior year period.

•	An increase in expenses of approximately $7 million related to higher reserve funding driven by the impact of higher fees from prior year sales with variable annuity guarantees.

•
A $12 million decrease in expenses from policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds. See additional discussion in the Annuities segment.

•	A decrease in expense compared to the prior year period due to an $8 million increase in disability income reserves in the second quarter of 2013 related to prior periods.

•
A decrease in expense compared to the prior year period due to the impact on DSIC from actual versus expected market performance based on our view of bond and equity performance. This impact was a benefit of $3 million for the second

AMERIPRISE FINANCIAL, INC.

quarter of 2014 compared to an expense of $3 million for the prior year period as a result of more favorable equity market returns and bond fund returns compared to the prior year period.

•	A $41 million decrease in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits.

•
A $54 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. The $54 million increase was the result of an unfavorable $426 million change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $370 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and a favorable $2 million DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rates were down in 2014 and up in 2013 resulting in an unfavorable change in the variable annuity guaranteed living benefits liability, partially offset by a favorable change in the related hedge assets.

•
Equity market and volatility impacts on the variable annuity guaranteed living benefits liability resulted in a decrease in expense in 2014 compared to an increase in expense in 2013. This benefit was partially offset by an unfavorable change in 2014 compared to 2013 from equity market and volatility impacts on the related hedge assets.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net favorable impact compared to the prior year period.

Amortization of DAC decreased $14 million, or 15%, to $78 million for the three months ended June 30, 2014 compared to $92 million for the prior year period primarily reflecting the impact on DAC from actual versus expected market performance based on our view of bond and equity performance. This impact was a benefit of $13 million for the second quarter of 2014 compared to an expense of $9 million for the prior year period as a result of more favorable equity market returns and bond fund returns compared to the prior year period.
Interest and debt expense increased $19 million, or 32%, to $79 million for the three months ended June 30, 2014 compared to $60 million for the prior year period primarily due to a $10 million increase in interest and debt expense of CIEs, as well as expenses related to the early redemption of our senior notes due 2039 in the second quarter of 2014 and higher average outstanding debt balances.
General and administrative expenses increased $30 million, or 4%, to $805 million for the three months ended June 30, 2014 compared to $775 million for the prior year period primarily due to provisions for regulatory reserves in the second quarter of 2014, higher performance driven compensation accruals, a $5 million increase in general and administrative expenses of CIEs and investments in the business.
Income Taxes
Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 24.5% for the three months ended June 30, 2014 compared to 29.6% for the prior year period. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 28.7% for the three months ended June 30, 2014 compared to 26.9% for the prior year period. The effective tax rate for the three months ended June 30, 2014 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits.

AMERIPRISE FINANCIAL, INC.

Results of Operations by Segment for the Three Months Ended June 30, 2014 and 2013
Operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Operating earnings should not be viewed as a substitute for GAAP income from continuing operations before income tax provision. We believe the presentation of segment operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 17 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of operating earnings.
The following table presents summary financial information by segment:

	Three Months Ended June 30,
	2014	2013
	(in millions)
Advice & Wealth Management
Net revenues	$1,198	$1,076
Expenses	1,004	926
Operating earnings	$194	$150
Asset Management
Net revenues	$844	$822
Expenses	645	628
Operating earnings	$199	$194
Annuities
Net revenues	$651	$635
Expenses	481	525
Operating earnings	$170	$110
Protection
Net revenues	$579	$550
Expenses	488	459
Operating earnings	$91	$91
Corporate & Other
Net revenues	$(2)	$3
Expenses	73	60
Operating loss	$(75)	$(57)

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

AMERIPRISE FINANCIAL, INC.

The following table presents the changes in wrap account assets and average balances for the three months ended June 30:

	2014	2013
	(in billions)
Beginning balance	$159.4	$133.8
Net flows (1)	3.0	3.1
Market appreciation (depreciation) and other (1)	5.4	(1.0)
Ending balance	$167.8	$135.9

Average balance (2)	$163.0	$136.0
(1) Beginning April 1, 2014, net flows reflect all additions and withdrawals to and from the Ameriprise Strategic Portfolio Service (“SPS”) wrap account program. For all periods presented prior to April 1, 2014, additions and withdrawals to and from certain non-billable investments of this program were reflected in the Market appreciation (depreciation) and other line and purchases and sales of billable investments were reported in the Net flows line. Net flows for the SPS program are now reported on a consistent basis with our other wrap account programs.

(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $8.4 billion, or 5%, during the three months ended June 30, 2014 due to net inflows of $3.0 billion and market appreciation and other of $5.4 billion. Average wrap account assets increased $27.0 billion, or 20%, compared to the prior year period due to net inflows and market appreciation.
The following table presents the changes in wrap account assets for the twelve months ended June 30:

	2014	2013
	(in billions)
Beginning balance	$135.9	$113.4
Net flows (1)	13.1	11.3
Market appreciation and other (1)	18.8	11.2
Ending balance	$167.8	$135.9
(1) See Note 1 in the table above.
Wrap account assets increased $31.9 billion, or 23%, from the prior year period reflecting net inflows and market appreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Three Months Ended June 30,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$604	$505	$99	20%
Distribution fees	551	535	16	3
Net investment income	34	31	3	10
Other revenues	16	13	3	23
Total revenues	1,205	1,084	121	11
Banking and deposit interest expense	7	8	(1)	(13)
Total net revenues	1,198	1,076	122	11
Expenses
Distribution expenses	734	662	72	11
Interest and debt expense	2	2	—	—
General and administrative expense	268	262	6	2
Total expenses	1,004	926	78	8
Operating earnings	$194	$150	$44	29%

AMERIPRISE FINANCIAL, INC.

Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized gains or losses, increased $44 million, or 29%, to $194 million for the three months ended June 30, 2014 compared to $150 million for the prior year period primarily due to strong growth in wrap account assets and continued expense management. Pretax operating margin was 16.2% for the three months ended June 30, 2014 compared to 13.9% for the prior year period.
Net Revenues
Net revenues exclude net realized gains or losses. Net revenues increased $122 million, or 11%, to $1.2 billion for the three months ended June 30, 2014 compared to $1.1 billion for the prior year period reflecting retail client net inflows and market appreciation. Operating net revenue per branded advisor was $124,000 for the three months ended June 30, 2014, up 13% from the prior year period driven by asset growth. Total branded advisors were 9,692 at June 30, 2014 compared to 9,788 at June 30, 2013.
Management and financial advice fees increased $99 million, or 20%, to $604 million for the three months ended June 30, 2014 compared to $505 million for the prior year period driven by growth in wrap account assets. Average wrap account assets increased $27.0 billion, or 20%, compared to the prior year period due to net inflows and market appreciation. See our discussion of the changes in wrap account assets above.
Expenses
Total expenses increased $78 million, or 8%, to $1.0 billion for the three months ended June 30, 2014 compared to $926 million for the prior year period due to a $72 million increase in distribution expenses driven by higher compensation due to growth in client assets.

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
From time to time, fee waivers have been provided to the Columbia Money Market Funds (the “Funds”) by Columbia Management and certain other subsidiaries performing services for the Funds for the purposes of reducing the expenses charged to a Fund in a given period to maintain or improve a Fund’s net yield in that period. Our subsidiaries may enter into contractual arrangements with the Funds identifying the specific fees to be waived and/or expenses to be reimbursed, as well as the time period for which such waivers will apply. In aggregate, we voluntarily waived fees of $3 million for both the three months ended June 30, 2014 and 2013.

AMERIPRISE FINANCIAL, INC.

The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of June 30:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2014	2013
Domestic Equity	Equal weighted	1 year	58%	68%
		3 year	50%	68%
		5 year	65%	64%
	Asset weighted	1 year	50%	47%
		3 year	48%	79%
		5 year	76%	73%

International Equity	Equal weighted	1 year	40%	50%
		3 year	50%	56%
		5 year	41%	53%
	Asset weighted	1 year	16%	23%
		3 year	77%	26%
		5 year	26%	79%

Taxable Fixed Income	Equal weighted	1 year	33%	67%
		3 year	61%	71%
		5 year	47%	75%
	Asset weighted	1 year	37%	72%
		3 year	83%	83%
		5 year	52%	93%

Tax Exempt Fixed Income	Equal weighted	1 year	100%	94%
		3 year	100%	100%
		5 year	94%	89%
	Asset weighted	1 year	100%	98%
		3 year	100%	100%
		5 year	84%	98%

Asset Allocation Funds	Equal weighted	1 year	50%	54%
		3 year	64%	70%
		5 year	89%	80%
	Asset weighted	1 year	49%	63%
		3 year	75%	84%
		5 year	97%	88%

Number of funds with 4 or 5 Morningstar star ratings		Overall	51	51
		3 year	43	49
		5 year	44	43

Percent of funds with 4 or 5 Morningstar star ratings		Overall	50%	53%
		3 year	43%	51%
		5 year	46%	46%

Percent of assets with 4 or 5 Morningstar star ratings		Overall	53%	70%
		3 year	40%	50%
		5 year	40%	55%

AMERIPRISE FINANCIAL, INC.

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

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2014	2013
Equity	Equal weighted	1 year	62%	65%
		3 year	73%	78%
		5 year	81%	81%
	Asset weighted	1 year	53%	52%
		3 year	78%	91%
		5 year	89%	94%

Fixed Income	Equal weighted	1 year	65%	88%
		3 year	73%	82%
		5 year	62%	92%
	Asset weighted	1 year	46%	91%
		3 year	59%	76%
		5 year	46%	98%

Allocation (Managed) Funds	Equal weighted	1 year	88%	83%
		3 year	67%	67%
		5 year	67%	83%
	Asset weighted	1 year	63%	92%
		3 year	37%	78%
		5 year	55%	86%
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

AMERIPRISE FINANCIAL, INC.

The following table presents ending balances and average managed assets:

					Average(1)
	June 30,				Three Months Ended June 30,
	2014	2013	Change		2014	2013	Change
	(in billions)
Columbia managed assets	$363.5	$335.2	$28.3	8%	$359.1	$340.7	$18.4	5%
Threadneedle managed assets	158.1	127.0	31.1	24	152.3	129.2	23.1	18
Less: Sub-advised eliminations	(3.3)	(2.8)	(0.5)	(18)	(3.3)	(2.7)	(0.6)	(22)
Total managed assets	$518.3	$459.4	$58.9	13%	$508.1	$467.2	$40.9	9%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents managed asset net flows:

	Three Months Ended June 30,
	2014	2013	Change
	(in billions)
Columbia managed asset net flows	$0.2	$(2.5)	$2.7	NM
Threadneedle managed asset net flows	4.3	0.7	3.6	NM
Less: Sub-advised eliminations	(0.1)	(0.3)	0.2	67%
Total managed asset net flows	$4.4	$(2.1)	$6.5	NM
NM Not Meaningful.
The following table presents managed assets by type:

					Average(1)
	June 30,				June 30,
	2014	2013	Change		2014	2013	Change
	(in billions)
Equity	$289.4	$238.5	$50.9	21%	$280.4	$240.8	$39.6	16%
Fixed income	196.4	195.7	0.7	—	196.2	201.5	(5.3)	(3)
Money market	6.3	6.1	0.2	3	6.6	6.0	0.6	10
Alternative	7.2	6.3	0.9	14	6.9	6.3	0.6	10
Hybrid and other	19.0	12.8	6.2	48	18.0	12.6	5.4	43
Total managed assets	$518.3	$459.4	$58.9	13%	$508.1	$467.2	$40.9	9%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.

The following tables present the changes in Columbia and Threadneedle managed assets:

	Three Months Ended June 30,
	2014	2013
	(in billions)
Columbia Managed Assets Rollforward
Retail Funds
Beginning assets	$239.5	$227.5
Mutual fund inflows	7.7	9.5
Mutual fund outflows	(10.2)	(13.3)
Net VP/VIT fund flows	(0.3)	(0.2)
Net new flows	(2.8)	(4.0)
Reinvested dividends	3.5	2.4
Net flows	0.7	(1.6)
Distributions	(4.1)	(2.7)
Market appreciation and other	7.7	0.1
Total ending assets	243.8	223.3

Institutional
Beginning assets	76.5	71.9
Inflows	4.6	5.1
Outflows	(5.4)	(5.7)
Net flows	(0.8)	(0.6)
Market appreciation (depreciation) and other	1.9	(0.2)
Total ending assets	77.6	71.1

Alternative
Beginning assets	6.0	5.7
Inflows	0.6	0.5
Outflows	(0.3)	(0.8)
Net flows	0.3	(0.3)
Market appreciation and other	0.1	0.1
Total ending assets	6.4	5.5
Affiliated General Account Assets	35.7	35.3
Total Columbia managed assets	$363.5	$335.2
Total Columbia net flows	$0.2	$(2.5)

AMERIPRISE FINANCIAL, INC.

	Three Months Ended June 30,
	2014	2013
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$50.7	$41.4
Mutual fund inflows	5.9	5.6
Mutual fund outflows	(6.0)	(4.7)
Net new flows	(0.1)	0.9
Reinvested dividends	0.1	—
Net flows	—	0.9
Distributions	(0.2)	(0.1)
Market depreciation	(0.1)	(0.7)
Foreign currency translation (1)	1.2	—
Other	0.5	0.3
Total ending assets	52.1	41.8

Institutional
Beginning assets	97.8	85.3
Inflows	7.7	2.4
Outflows	(3.4)	(2.6)
Net flows	4.3	(0.2)
Market depreciation	—	(1.8)
Foreign currency translation (1)	2.3	0.1
Other	0.9	0.9
Total ending assets	105.3	84.3

Alternative
Beginning assets	0.8	1.0
Inflows	—	—
Outflows	—	—
Net flows	—	—
Market depreciation	(0.1)	(0.1)
Total ending assets	0.7	0.9
Total Threadneedle managed assets	$158.1	$127.0
Total Threadneedle net flows	$4.3	$0.7
(1) Amounts represent British Pound to US dollar conversion.
Total segment AUM increased $14.4 billion, or 3%, during the three months ended June 30, 2014 driven by market appreciation, net inflows and a positive impact of foreign currency translation. Total segment AUM net inflows were $4.4 billion for the three months ended June 30, 2014 primarily due to a previously announced $5.6 billion mandate from a new client. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.
Columbia managed assets increased $5.6 billion, or 2%, during the three months ended June 30, 2014 primarily due to market appreciation. Columbia retail funds increased $4.3 billion, or 2%, during the three months ended June 30, 2014 primarily due to market appreciation and net inflows, partially offset by distributions. Columbia retail net inflows of $0.7 billion during the second quarter of 2014 included $3.5 billion of reinvested dividends some of which related to normal seasonal increases from funds underlying our variable annuity products, partially offset by $2.8 billion of net new outflows which included $1.0 billion of outflows in the defined contribution/investment only channel, $0.3 billion of outflows from a former parent affiliated distribution relationship, $0.4 billion of outflows in the Registered Investment Advisor (“RIA”) channel and $0.2 billion of outflows of a third party sub-advisor. Columbia institutional AUM increased $1.1 billion, or 1%, during the three months ended June 30, 2014 due to market appreciation, partially offset by net outflows of $0.8 billion primarily reflecting outflows from former parent affiliated distribution and former parent influenced mandates, partially offset by third party institutional inflows.

AMERIPRISE FINANCIAL, INC.

Threadneedle managed assets increased $8.8 billion, or 6%, during the three months ended June 30, 2014 due to net inflows and a positive impact of foreign currency translation. Threadneedle retail funds increased $1.4 billion, or 3%, during the three months ended June 30, 2014 primarily due to a positive impact of foreign currency translation. Threadneedle retail net flows were nil as strong underlying net inflows were offset by approximately $1.5 billion of outflows from the U.S. equities product where we had a portfolio manager change earlier in the year. Threadneedle institutional AUM increased $7.5 billion, or 8%, during the three months ended June 30, 2014 primarily due to net inflows and a positive impact of foreign currency translation. Threadneedle institutional net inflows of $4.3 billion during the second quarter of 2014 included a $5.6 billion mandate from a leading UK wealth management firm to manage assets in a Strategic Managed fund, which holds a combination of global and UK domestic equities and bonds, partially offset by $0.7 billion of outflows from legacy insurance assets and $0.4 billion of one-time outflows from corporate Liverpool Victoria assets.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Three Months Ended June 30,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$707	$662	$45	7%
Distribution fees	123	116	7	6
Net investment income	13	41	(28)	(68)
Other revenues	1	4	(3)	(75)
Total revenues	844	823	21	3
Banking and deposit interest expense	—	1	(1)	NM
Total net revenues	844	822	22	3
Expenses
Distribution expenses	291	281	10	4
Amortization of deferred acquisition costs	4	4	—	—
Interest and debt expense	7	5	2	40
General and administrative expense	343	338	5	1
Total expenses	645	628	17	3
Operating earnings	$199	$194	$5	3%
NM Not Meaningful.
Our Asset Management segment pretax operating earnings, which exclude net realized gains or losses, increased $5 million, or 3%, to $199 million for the three months ended June 30, 2014 compared to $194 million for the prior year period reflecting equity market appreciation, partially offset by the impact of net outflows in prior periods and a $30 million gain on the sale of Threadneedle’s strategic business investment in Cofunds in the prior year period.
Net Revenues
Net revenues, which exclude net realized gains or losses, increased $22 million, or 3%, to $844 million for the three months ended June 30, 2014 compared to $822 million for the prior year period driven by an increase in management and financial advice fees, partially offset by a decrease in net investment income.
Management and financial advice fees increased $45 million, or 7%, to $707 million for the three months ended June 30, 2014 compared to $662 million for the prior year period primarily due to an increase in assets under management. Average assets under management increased 9% compared to the prior year period driven by equity market appreciation, partially offset by net outflows. See our discussion above on the changes in assets under management.
Net investment income decreased $28 million, or 68%, to $13 million for the three months ended June 30, 2014 compared to $41 million for the prior year period due to a $30 million gain on the sale of Threadneedle’s investment in Cofunds in the prior year period.
Expenses
Total expenses increased $17 million, or 3%, to $645 million for the three months ended June 30, 2014 compared to $628 million for the prior year period primarily due to a $10 million increase in distribution expenses driven by higher retail fund assets.

AMERIPRISE FINANCIAL, INC.

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
The following table presents the results of operations of our Annuities segment on an operating basis:

	Three Months Ended June 30,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$189	$174	$15	9%
Distribution fees	91	85	6	7
Net investment income	234	260	(26)	(10)
Premiums	32	26	6	23
Other revenues	105	90	15	17
Total revenues	651	635	16	3
Banking and deposit interest expense	—	—	—	—
Total net revenues	651	635	16	3
Expenses
Distribution expenses	109	106	3	3
Interest credited to fixed accounts	139	162	(23)	(14)
Benefits, claims, losses and settlement expenses	113	130	(17)	(13)
Amortization of deferred acquisition costs	51	66	(15)	(23)
Interest and debt expense	9	8	1	13
General and administrative expense	60	53	7	13
Total expenses	481	525	(44)	(8)
Operating earnings	$170	$110	$60	55%
Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), increased $60 million, or 55%, to $170 million for the three months ended June 30, 2014 compared to $110 million for the prior year period primarily due to market appreciation and a benefit from policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds. In addition, the impact on DAC and DSIC from actual versus expected market performance based on our view of bond and equity performance was a benefit of $15 million for the second quarter of 2014 compared to an expense of $12 million for the prior year period as a result of more favorable equity market returns and bond fund returns compared to the prior year period.
During the fourth quarter of 2013, we added Portfolio Stabilizer fund options for our in-force variable annuities with living benefit guarantees. We continue to see existing policyholders moving to Portfolio Stabilizer funds at a level higher than anticipated. In the second quarter of 2014, approximately $1.5 billion of account value was moved into the funds. The resulting earnings benefit in the second quarter of 2014 was $10 million.
RiverSource variable annuity account balances increased 10% to $77.6 billion at June 30, 2014 compared to the prior year period due to market appreciation, partially offset by net outflows of $1.3 billion. RiverSource fixed annuity account balances declined 7% to $12.6 billion at June 30, 2014 compared to the prior year period reflecting elevated surrenders on products sold through third parties where rates have been reset. This decline is offset by the change in crediting rates, which decreased the level of spread

AMERIPRISE FINANCIAL, INC.

compression in the second quarter of 2014. Approximately $3.7 billion of the five-year guarantee block has been re-priced and approximately $0.4 billion will be re-priced in the balance of the year.
Net Revenues
Net revenues, which exclude net realized gains or losses, increased $16 million, or 3%, to $651 million for the three months ended June 30, 2014 compared to $635 million for the prior year period primarily due to higher management and financial advice fees and other revenues, partially offset by a decrease in net investment income.
Management and financial advice fees increased $15 million, or 9%, to $189 million for the three months ended June 30, 2014 compared to $174 million for the prior year period due to higher fees on variable annuities driven by higher separate account balances. Average variable annuities contract accumulation values increased $4.9 billion, or 7%, compared to the prior year period due to market appreciation, partially offset by net outflows.
Distribution fees increased $6 million, or 7%, to $91 million for the three months ended June 30, 2014 compared to $85 million for the prior year period due to higher fees on variable annuities driven by higher separate account balances.
Net investment income, which excludes net realized gains or losses, decreased $26 million, or 10%, to $234 million for the three months ended June 30, 2014 compared to $260 million for the prior year period primarily reflecting a decrease of approximately $8 million from lower invested assets due to fixed annuity net outflows and approximately $20 million from lower interest rates.
Premiums increased $6 million, or 23%, to $32 million for the three months ended June 30, 2014 compared to $26 million for the prior year period primarily due to higher sales of immediate annuities with life contingencies.
Other revenues increased $15 million, or 17%, to $105 million for the three months ended June 30, 2014 compared to $90 million for the prior year period due to higher fees from variable annuity guarantees driven by higher volumes due to prior year sales with a first fee collected on the anniversary date, as well as higher average fee rates.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) decreased $44 million, or 8%, to $481 million for the three months ended June 30, 2014 compared to $525 million for the prior year period due to decreases in interest credited to fixed accounts, benefits, claims, losses and settlement expenses and amortization of DAC.
Interest credited to fixed accounts decreased $23 million, or 14%, to $139 million for the three months ended June 30, 2014 compared to $162 million for the prior year period driven by lower average fixed annuity account balances and a lower average crediting rate on interest sensitive fixed annuities. Average fixed annuities contract accumulation values decreased $836 million, or 6%, to $12.8 billion for the three months ended June 30, 2014 compared to the prior year period due to net outflows reflecting elevated surrenders on products sold through third parties where rates have been reset. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.0% for the three months ended June 30, 2014 compared to 3.6% for the prior year period reflecting the re-pricing of the five-year guarantee block.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), decreased $17 million, or 13%, to $113 million for the three months ended June 30, 2014 compared to $130 million for the prior year period primarily due to a $12 million benefit from policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds and a decrease in expense due to the impact on DSIC from actual versus expected market performance based on our view of bond and equity performance, partially offset by an increase in expense of $7 million related to higher reserve funding driven by the impact of higher fees from prior year sales with variable annuity guarantees. The impact on DSIC from actual versus expected market performance based on our view of bond and equity performance was a benefit of $3 million for the second quarter of 2014 compared to an expense of $3 million for the prior year period as a result of more favorable equity market returns and bond fund returns compared to the prior year period.
Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed benefits, decreased $15 million, or 23%, to $51 million for the three months ended June 30, 2014 compared to $66 million for the prior year period primarily reflecting the impact on DAC from actual versus expected market performance based on our view of bond and equity performance. This impact was a benefit of $12 million for the second quarter of 2014 compared to an expense of $9 million for the prior year period as a result of more favorable equity market returns and bond fund returns compared to the prior year period.

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
The following table presents the results of operations of our Protection segment on an operating basis:

	Three Months Ended June 30,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$15	$14	$1	7%
Distribution fees	22	23	(1)	(4)
Net investment income	113	111	2	2
Premiums	317	293	24	8
Other revenues	112	109	3	3
Total revenues	579	550	29	5
Banking and deposit interest expense	—	—	—	—
Total net revenues	579	550	29	5
Expenses
Distribution expenses	16	16	—	—
Interest credited to fixed accounts	37	34	3	9
Benefits, claims, losses and settlement expenses	329	309	20	6
Amortization of deferred acquisition costs	36	31	5	16
Interest and debt expense	7	6	1	17
General and administrative expense	63	63	—	—
Total expenses	488	459	29	6
Operating earnings	$91	$91	$—	—%
NM Not Meaningful.
Our Protection segment pretax operating income, which excludes net realized gains or losses and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), remained flat at $91 million for the three months ended June 30, 2014 compared to the prior year period.
Net Revenues
Net revenues, which exclude net realized gains or losses and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $29 million, or 5%, to $579 million for the three months ended June 30, 2014 compared to $550 million for the prior year period due to growth in auto and home premiums.
Premiums increased $24 million, or 8%, to $317 million for the three months ended June 30, 2014 compared to $293 million for the prior year period primarily due to growth in auto and home premiums driven by continued new policy sales growth, primarily from our affinity relationships with Costco and Progressive. Auto and home policy counts increased 12% compared to the prior year period.

AMERIPRISE FINANCIAL, INC.

Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization), increased $29 million, or 6%, to $488 million for the three months ended June 30, 2014 compared to $459 million for the prior year period primarily due to higher expenses related to our auto and home business.
Benefits, claims, losses and settlement expenses increased $20 million, or 6%, to $329 million for the three months ended June 30, 2014 compared to $309 million for the prior year period due to higher auto and home claim and claim adjustment expense, partially offset by an $8 million increase in disability income reserves in the second quarter of 2013 related to prior periods. The increase in auto and home claim and claim adjustment expense reflected the impact of growth in exposures due to a 9% increase in gross new policies and an increase in catastrophe losses due to severe weather. Catastrophe losses were $33 million for the three months ended June 30, 2014 compared to $18 million for the prior year period.

Corporate & Other
Our Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment also includes revenues and expenses of CIEs, which are excluded on an operating basis.
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Three Months Ended June 30,
	2014	2013	Change
	(in millions)
Revenues
Distribution fees	$—	$1	$(1)	NM
Net investment income (loss)	(5)	2	(7)	NM
Other revenues	3	—	3	NM
Total revenues	(2)	3	(5)	NM
Banking and deposit interest expense	—	—	—	—%
Total net revenues	(2)	3	(5)	NM
Expenses
Distribution expenses	—	—	—	—
Interest and debt expense	9	4	5	NM
General and administrative expense	64	56	8	14
Total expenses	73	60	13	22
Operating loss	$(75)	$(57)	$(18)	(32)%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized gains or losses, the impact of consolidating CIEs and restructuring charges. Our Corporate & Other segment pretax operating loss was $75 million for the three months ended June 30, 2014 compared to $57 million for the prior year period. Our Corporate & Other segment results for the second quarter of 2014 included higher expenses primarily related to the early redemption of our senior notes due 2039, provision for potential resolution of a regulatory matter regarding certain historical events and processes at one of our ongoing lines of business which we believe have since been remediated, and long-term performance compensation awards.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Six Months Ended June 30, 2014 and 2013
The following table presents our consolidated results of operations:

	Six Months Ended June 30,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$2,838	$2,538	$300	12%
Distribution fees	946	882	64	7
Net investment income	904	940	(36)	(4)
Premiums	675	625	50	8
Other revenues	719	471	248	53
Total revenues	6,082	5,456	626	11
Banking and deposit interest expense	14	16	(2)	(13)
Total net revenues	6,068	5,440	628	12
Expenses
Distribution expenses	1,596	1,430	166	12
Interest credited to fixed accounts	361	396	(35)	(9)
Benefits, claims, losses and settlement expenses	956	899	57	6
Amortization of deferred acquisition costs	165	167	(2)	(1)
Interest and debt expense	158	126	32	25
General and administrative expense	1,563	1,533	30	2
Total expenses	4,799	4,551	248	5
Income from continuing operations before income tax provision	1,269	889	380	43
Income tax provision	286	241	45	19
Income from continuing operations	983	648	335	52
Loss from discontinued operations, net of tax	(1)	(2)	1	50
Net income	982	646	336	52
Less: Net income (loss) attributable to noncontrolling interests	208	(10)	218	NM
Net income attributable to Ameriprise Financial	$774	$656	$118	18%
NM Not Meaningful
Overall
Income from continuing operations before income tax provision increased $380 million, or 43%, to $1.3 billion for the six months ended June 30, 2014 compared to $889 million for the prior year period primarily reflecting the impact of market appreciation, wrap account net inflows, a $37 million benefit from policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds and an increase in net income attributable to noncontrolling interests, partially offset by the negative impact from spread compression in our interest sensitive product lines, the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), asset management net outflows, higher weather-related losses, an increase in auto liability reserves and a $30 million gain on the sale of Threadneedle’s strategic business investment in Cofunds in the second quarter of 2013. The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $69 million for the six months ended June 30, 2014, which included a $2 million expense associated with policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds, compared to an expense of $45 million for the prior year period. The negative impact on earnings from spread compression in our interest sensitive product lines was approximately $29 million pretax for the six months ended June 30, 2014 compared to the prior year period. The impact on DAC and DSIC from actual versus expected market performance based on our view of bond and equity performance was a benefit of $24 million for the six months ended June 30, 2014 compared to a benefit of $3 million for the prior year period as a result of more favorable bond fund returns compared to the prior year period.

AMERIPRISE FINANCIAL, INC.

Net Revenues
Net revenues increased $628 million, or 12%, to $6.1 billion for the six months ended June 30, 2014 compared to $5.4 billion for the prior year period primarily due to higher management and financial advice fees, distribution fees and other revenues.
Management and financial advice fees increased $300 million, or 12%, to $2.8 billion for the six months ended June 30, 2014 compared to $2.5 billion for the prior year period primarily due to higher asset-based fees driven by an increase in average AUM. Average AUM increased $65.8 billion, or 11%, compared to the prior year period primarily due to market appreciation and wrap account net inflows, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section below.
Distribution fees increased $64 million, or 7%, to $946 million for the six months ended June 30, 2014 compared to $882 million for the prior year period due to higher client assets and increased client activity.
Net investment income decreased $36 million, or 4%, to $904 million for the six months ended June 30, 2014 compared to $940 million for the prior year period primarily due to a $30 million gain on the sale of Threadneedle’s investment in Cofunds in the prior year period and a $55 million decrease in investment income on fixed maturities driven by low interest rates, partially offset by a $33 million increase in net investment income of CIEs.
Premiums increased $50 million, or 8%, to $675 million for the six months ended June 30, 2014 compared to $625 million for the prior year period primarily due to growth in auto and home premiums driven by continued new policy sales growth, primarily from our affinity relationships with Costco and Progressive. Auto and home policy counts increased 12% compared to the prior year period.
Other revenues increased $248 million, or 53%, to $719 million for the six months ended June 30, 2014 compared to $471 million for the prior year period due to a $212 million increase in other revenues of CIEs and higher fees from variable annuity guarantees driven by higher volumes due to prior year sales with a first fee collected on the anniversary date, as well as higher average fee rates.
Expenses
Total expenses increased $248 million, or 5%, to $4.8 billion for the six months ended June 30, 2014 compared to $4.6 billion for the prior year period primarily due to increases in distribution expenses and benefits, claims, losses and settlement expenses.
Distribution expenses increased $166 million, or 12%, to $1.6 billion for the six months ended June 30, 2014 compared to $1.4 billion for the prior year period driven by growth in assets under management. See our discussion on the changes in AUM in our segment results of operations section below.
Interest credited to fixed accounts decreased $35 million, or 9%, to $361 million for the six months ended June 30, 2014 compared to $396 million for the prior year period driven by lower average fixed annuity account balances and a lower average crediting rate on interest sensitive fixed annuities. Average fixed annuities contract accumulation values decreased $748 million, or 5%, to $12.9 billion for the six months ended June 30, 2014 compared to the prior year period due to net outflows reflecting elevated surrenders on products sold through third parties where rates have been reset. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.2% for the six months ended June 30, 2014 compared to 3.6% for the prior year period reflecting the re-pricing of the five-year guarantee block. See additional discussion on the re-pricing in the Annuities segment.
Benefits, claims, losses and settlement expenses increased $57 million, or 6%, to $956 million for the six months ended June 30, 2014 compared to $899 million for the prior year period primarily reflecting the following items:

•
An increase in expenses related to our auto and home business driven by higher claim and claim adjustment expense reflecting the impact of growth in exposures due to an 11% increase in gross new policies, an increase in catastrophe losses due to severe weather and a $30 million increase in auto liability reserves in the first quarter of 2014 based upon additional analysis and information regarding continued adverse development of bodily injury claims associated with prior accident years. Catastrophe losses were $42 million for the six months ended June 30, 2014 compared to $20 million for the prior year period.

•	An increase in expenses of approximately $16 million related to higher reserve funding driven by the impact of higher fees from prior year sales with variable annuity guarantees.

•
A $44 million decrease in expenses from policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds, which included a $2 million expense related to the market impact on variable annuity guaranteed benefits. See additional discussion in the Annuities segment.

•	A decrease in expense compared to the prior year period due to an $8 million increase in disability income reserves in the second quarter of 2013 related to prior periods.

AMERIPRISE FINANCIAL, INC.

•
A decrease in expense compared to the prior year period due to the impact on DSIC from actual versus expected market performance based on our view of bond and equity performance. This impact was a benefit of $5 million for the first half of 2014 compared to nil for the prior year period as a result of more favorable bond fund returns compared to the prior year period.

•	A $150 million decrease in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits.

•
A $177 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. The $177 million increase was the result of an unfavorable $1.2 billion change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $1.1 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits and a favorable $3 million DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rates were down in 2014 and up in 2013 resulting in an unfavorable change in the variable annuity guaranteed living benefits liability, partially offset by a favorable change in the related hedge assets.

•
Equity market and volatility impacts on the variable annuity guaranteed living benefits liability resulted in a larger decrease in expense in 2014 compared to 2013. This benefit was partially offset by an unfavorable change in 2014 compared to 2013 from equity market and volatility impacts on the related hedge assets.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net favorable impact compared to the prior year period.

Interest and debt expense increased $32 million, or 25%, to $158 million for the six months ended June 30, 2014 compared to $126 million for the prior year period primarily due to a $19 million increase in interest and debt expense of CIEs, as well as expenses related to the early redemption of our senior notes due 2039 in the second quarter of 2014 and higher average outstanding debt balances.
General and administrative expenses increased $30 million, or 2%, to $1.6 billion for the six months ended June 30, 2014 compared to $1.5 billion for the prior year period primarily due to provisions for regulatory reserves in the second quarter of 2014, higher performance driven compensation accruals, a $6 million increase in general and administrative expenses of CIEs and investments in the business.
Income Taxes
Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 22.5% for the six months ended June 30, 2014 compared to 27.1% for the prior year period. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 26.9% for the six months ended June 30, 2014 compared to 26.8% for the prior year period. The effective tax rate for the six months ended June 30, 2014 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits, as well as a $17 million benefit in the first quarter of 2014 related to the completion of an Internal Revenue Service audit.

AMERIPRISE FINANCIAL, INC.

Results of Operations by Segment for the Six Months Ended June 30, 2014 and 2013
Operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Operating earnings should not be viewed as a substitute for GAAP income from continuing operations before income tax provision. We believe the presentation of segment operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 17 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of operating earnings.
The following table presents summary financial information by segment:

	Six Months Ended June 30,
	2014	2013
	(in millions)
Advice & Wealth Management
Net revenues	$2,347	$2,094
Expenses	1,972	1,814
Operating earnings	$375	$280
Asset Management
Net revenues	$1,651	$1,568
Expenses	1,269	1,236
Operating earnings	$382	$332
Annuities
Net revenues	$1,287	$1,259
Expenses	941	1,007
Operating earnings	$346	$252
Protection
Net revenues	$1,134	$1,087
Expenses	984	893
Operating earnings	$150	$194
Corporate & Other
Net revenues	$4	$7
Expenses	134	117
Operating loss	$(130)	$(110)

Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the six months ended June 30:

	2014	2013
	(in billions)
Beginning balance	$153.5	$124.6
Net flows (1)	7.2	7.2
Market appreciation and other (1)	7.1	4.1
Ending balance	$167.8	$135.9

Average balance (2)	$159.3	$132.6
(1) Beginning April 1, 2014, net flows reflect all additions and withdrawals to and from the SPS wrap account program. For all periods presented prior to April 1, 2014, additions and withdrawals to and from certain non-billable investments of this program were reflected in the Market appreciation and other line and purchases and sales of billable investments were reported in the Net flows line. Nets flows for the SPS program are now reported on a consistent basis with our other wrap account programs.

(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.

Wrap account assets increased $14.3 billion, or 9%, during the six months ended June 30, 2014 due to net inflows of $7.2 billion and market appreciation and other of $7.1 billion. Average wrap account assets increased $26.7 billion, or 20%, compared to the prior year period due to net inflows and market appreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Six Months Ended June 30,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$1,159	$981	$178	18%
Distribution fees	1,098	1,038	60	6
Net investment income	68	63	5	8
Other revenues	36	28	8	29
Total revenues	2,361	2,110	251	12
Banking and deposit interest expense	14	16	(2)	(13)
Total net revenues	2,347	2,094	253	12
Expenses
Distribution expenses	1,441	1,288	153	12
Interest and debt expense	4	3	1	33
General and administrative expense	527	523	4	1
Total expenses	1,972	1,814	158	9
Operating earnings	$375	$280	$95	34%
Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized gains or losses, increased $95 million, or 34%, to $375 million for the six months ended June 30, 2014 compared to $280 million for the prior year period primarily due to strong growth in wrap account assets, increased client activity and continued expense management, partially offset by the impact of low interest rates. The negative impact of lower spreads on cash sweep accounts and certificates was approximately $11 million compared to the prior year period. Pretax operating margin was 16.0% for the six months ended June 30, 2014 compared to 13.4% for the prior year period.
Net Revenues
Net revenues exclude net realized gains or losses. Net revenues increased $253 million, or 12%, to $2.3 billion for the six months ended June 30, 2014 compared to $2.1 billion for the prior year period reflecting retail client net inflows, market appreciation and increased client activity, partially offset by the negative impact of low interest rates. Operating net revenue per branded advisor was $242,000 for the six months ended June 30, 2014, up 13% from the prior year period driven by the combination of asset growth and client activity. Total branded advisors were 9,692 at June 30, 2014 compared to 9,788 at June 30, 2013.
Management and financial advice fees increased $178 million, or 18%, to $1.2 billion for the six months ended June 30, 2014 compared to $981 million for the prior year period driven by growth in wrap account assets. Average wrap account assets increased $26.7 billion, or 20%, compared to the prior year period due to net inflows and market appreciation. See our discussion of the changes in wrap account assets above.
Distribution fees increased $60 million, or 6%, to $1.1 billion for the six months ended June 30, 2014 compared to $1.0 billion for the prior year period primarily due to higher client assets and increased client activity.
Expenses
Total expenses increased $158 million, or 9%, to $2.0 billion for the six months ended June 30, 2014 compared to $1.8 billion for the prior year period due to a $153 million increase in distribution expenses driven by higher compensation due to growth in client assets and increased client activity.

AMERIPRISE FINANCIAL, INC.

Asset Management
In aggregate, we voluntarily waived fees of $6 million for both the six months ended June 30, 2014 and 2013. See our discussion on fee waivers within our Asset Management Results of Operations for the three months ended June 30, 2014.
The following table presents ending balances and average managed assets:

					Average(1)
	June 30,				Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
	(in billions)				(in billions)
Columbia managed assets	$363.5	$335.2	$28.3	8%	$357.7	$338.3	$19.4	6%
Threadneedle managed assets	158.1	127.0	31.1	24	150.4	128.5	21.9	17
Less: Sub-advised eliminations	(3.3)	(2.8)	(0.5)	(18)	(3.3)	(2.7)	(0.6)	(22)
Total managed assets	$518.3	$459.4	$58.9	13%	$504.8	$464.1	$40.7	9%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents managed asset net flows:

	Six Months Ended June 30,
	2014	2013	Change
	(in billions)
Columbia managed asset net flows	$(2.5)	$(7.6)	$5.1	67%
Threadneedle managed asset net flows	3.0	(0.2)	3.2	NM
Less: Sub-advised eliminations	—	—	—	—
Total managed asset net flows	$0.5	$(7.8)	$8.3	NM
NM Not Meaningful.
The following table presents managed assets by type:

					Average(1)
	June 30,				Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
	(in billions)
Equity	$289.4	$238.5	$50.9	21%	$277.6	$236.5	$41.1	17%
Fixed income	196.4	195.7	0.7	—	196.4	202.5	(6.1)	(3)
Money market	6.3	6.1	0.2	3	6.7	6.2	0.5	8
Alternative	7.2	6.3	0.9	14	6.8	6.4	0.4	6
Hybrid and other	19.0	12.8	6.2	48	17.3	12.5	4.8	38
Total managed assets	$518.3	$459.4	$58.9	13%	$504.8	$464.1	$40.7	9%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.

The following tables present the changes in Columbia and Threadneedle managed assets:

	Six Months Ended June 30,
	2014	2013
	(in billions)
Columbia Managed Assets Rollforward
Retail Funds
Beginning assets	$239.4	$216.3
Mutual fund inflows	17.3	19.8
Mutual fund outflows	(22.6)	(25.8)
Net VP/VIT fund flows	(0.4)	(0.3)
Net new flows	(5.7)	(6.3)
Reinvested dividends	3.8	2.9
Net flows	(1.9)	(3.4)
Distributions	(4.6)	(3.4)
Market appreciation and other	10.9	13.8
Total ending assets	243.8	223.3

Institutional
Beginning assets	75.6	72.4
Inflows	9.1	9.9
Outflows	(10.3)	(13.7)
Net flows	(1.2)	(3.8)
Market appreciation and other	3.2	2.5
Total ending assets	77.6	71.1

Alternative
Beginning assets	5.6	5.7
Inflows	1.1	0.9
Outflows	(0.5)	(1.3)
Net flows	0.6	(0.4)
Market appreciation and other	0.2	0.2
Total ending assets	6.4	5.5
Affiliated General Account Assets	35.7	35.3
Total Columbia managed assets	$363.5	$335.2
Total Columbia net flows	$(2.5)	$(7.6)

AMERIPRISE FINANCIAL, INC.

	Six Months Ended June 30,
	2014	2013
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$50.6	$39.1
Mutual fund inflows	12.8	11.0
Mutual fund outflows	(13.8)	(8.7)
Net new flows	(1.0)	2.3
Reinvested dividends	0.1	—
Net flows	(0.9)	2.3
Distributions	(0.3)	(0.2)
Market appreciation	0.4	2.8
Foreign currency translation (1)	1.6	(2.6)
Other	0.7	0.4
Total ending assets	52.1	41.8

Institutional
Beginning assets	96.1	87.6
Inflows	9.7	3.7
Outflows	(5.7)	(6.2)
Net flows	4.0	(2.5)
Market appreciation	0.6	3.4
Foreign currency translation (1)	3.1	(5.7)
Other	1.5	1.5
Total ending assets	105.3	84.3

Alternative
Beginning assets	0.8	1.0
Inflows	—	—
Outflows	(0.1)	—
Net flows	(0.1)	—
Foreign currency translation (1)	—	(0.1)
Total ending assets	0.7	0.9
Total Threadneedle managed assets	$158.1	$127.0
Total Threadneedle net flows	$3.0	$(0.2)
(1) Amounts represent British Pound to US dollar conversion.
Total segment AUM increased $17.5 billion, or 3%, during the six months ended June 30, 2014 driven by market appreciation, as well as a positive impact of foreign currency translation. Total segment AUM net inflows were $0.5 billion for the six months ended June 30, 2014. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.
Columbia managed assets increased $6.8 billion, or 2%, during the six months ended June 30, 2014 primarily due to market appreciation, partially offset by net outflows. Total Columbia net outflows were $2.5 billion for the six months ended June 30, 2014. Columbia retail funds increased $4.4 billion, or 2%, during the six months ended June 30, 2014 primarily due to market appreciation, partially offset by net outflows and distributions. Columbia retail net outflows of $1.9 billion during the first half of 2014 included $5.7 billion of net new outflows, partially offset by $3.8 billion of reinvested dividends some of which was related to normal seasonal increases in the second quarter from funds underlying our variable annuity products. Columbia retail net new outflows for the six months ended June 30, 2014 included $2.0 billion of outflows in the defined contribution/investment only channel, $0.7 billion of outflows from a former parent affiliated distribution relationship, $0.7 billion of outflows in the RIA channel and $0.4 billion of outflows from a third party sub-advisor. Columbia institutional AUM increased $2.0 billion, or 3%, during the six months ended June 30, 2014 due to market appreciation, partially offset by net outflows of $1.2 billion primarily reflecting

AMERIPRISE FINANCIAL, INC.

outflows from former parent affiliated distribution and former parent influenced mandates, partially offset by third party institutional inflows.
Threadneedle managed assets increased $10.7 billion, or 7%, during the six months ended June 30, 2014 due to net inflows, market appreciation and a positive impact of foreign currency translation. Threadneedle retail funds increased $1.5 billion, or 3%, during the six months ended June 30, 2014 primarily due to a positive impact of foreign currency translation and market appreciation, partially offset by net outflows. Threadneedle retail net outflows were $0.9 billion as strong underlying net inflows were offset by approximately $3.6 billion of outflows from the U.S. equities product where we had a portfolio manager change earlier in the year. Threadneedle institutional AUM increased $9.2 billion, or 10%, during the six months ended June 30, 2014 primarily due to net inflows and a positive impact of foreign currency translation. Threadneedle institutional net inflows of $4.0 billion during the first half of 2014 included a $5.6 billion mandate from a leading UK wealth management firm to manage assets in a Strategic Managed fund, partially offset by $1.8 billion of outflows from legacy insurance assets and $0.4 billion of one-time outflows from corporate Liverpool Victoria assets in the second quarter.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Six Months Ended June 30,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$1,387	$1,289	$98	8%
Distribution fees	244	230	14	6
Net investment income	17	45	(28)	(62)
Other revenues	3	5	(2)	(40)
Total revenues	1,651	1,569	82	5
Banking and deposit interest expense	—	1	(1)	NM
Total net revenues	1,651	1,568	83	5
Expenses
Distribution expenses	575	549	26	5
Amortization of deferred acquisition costs	8	8	—	—
Interest and debt expense	13	11	2	18
General and administrative expense	673	668	5	1
Total expenses	1,269	1,236	33	3
Operating earnings	$382	$332	$50	15%
NM Not Meaningful.
Our Asset Management segment pretax operating earnings, which exclude net realized gains or losses, increased $50 million, or 15%, to $382 million for the six months ended June 30, 2014 compared to $332 million for the prior year period reflecting equity market appreciation, partially offset by the impact of net outflows in prior periods and a $30 million gain on the sale of Threadneedle’s strategic business investment in Cofunds in the prior year period.
Net Revenues
Net revenues, which exclude net realized gains or losses, increased $83 million, or 5%, to $1.7 billion for the six months ended June 30, 2014 compared to $1.6 billion for the prior year period driven by an increase in management and financial advice fees, partially offset by a decrease in net investment income.
Management and financial advice fees increased $98 million, or 8%, to $1.4 billion for the six months ended June 30, 2014 compared to $1.3 billion for the prior year period primarily due to an increase in assets under management. Average assets under management increased 9% compared to the prior year period driven by equity market appreciation, partially offset by net outflows. See our discussion above on the changes in assets under management.
Net investment income decreased $28 million, or 62%, to $17 million for the six months ended June 30, 2014 compared to $45 million for the prior year period due to a $30 million gain on the sale of Threadneedle’s investment in Cofunds in the prior year period.
Expenses
Total expenses increased $33 million, or 3%, to $1.3 billion for the six months ended June 30, 2014 compared to $1.2 billion for the prior year period primarily due to a $26 million increase in distribution expenses driven by higher retail fund assets.

AMERIPRISE FINANCIAL, INC.

Annuities
The following table presents the results of operations of our Annuities segment on an operating basis:

	Six Months Ended June 30,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$372	$344	$28	8%
Distribution fees	179	166	13	8
Net investment income	476	524	(48)	(9)
Premiums	58	54	4	7
Other revenues	202	171	31	18
Total revenues	1,287	1,259	28	2
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,287	1,259	28	2
Expenses
Distribution expenses	216	203	13	6
Interest credited to fixed accounts	287	326	(39)	(12)
Benefits, claims, losses and settlement expenses	199	246	(47)	(19)
Amortization of deferred acquisition costs	105	107	(2)	(2)
Interest and debt expense	19	16	3	19
General and administrative expense	115	109	6	6
Total expenses	941	1,007	(66)	(7)
Operating earnings	$346	$252	$94	37%
Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), increased $94 million, or 37%, to $346 million for the six months ended June 30, 2014 compared to $252 million for the prior year period due to a benefit from policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds and market appreciation. In addition, the impact on DAC and DSIC from actual versus expected market performance based on our view of bond and equity performance was a benefit of $23 million for the six months ended June 30, 2014 compared to a benefit of $2 million for the prior year period as a result of more favorable bond fund returns compared to the prior year period.
During the fourth quarter of 2013, we added Portfolio Stabilizer fund options for our in-force variable annuities with living benefit guarantees. We continue to see existing policyholders moving to Portfolio Stabilizer funds at a level higher than anticipated. In the first half of 2014, approximately $3.3 billion of account value was moved into the funds. The resulting earnings benefit for the six months ended June 30, 2014 was $39 million.
RiverSource variable annuity account balances increased 10% to $77.6 billion at June 30, 2014 compared to the prior year period due to market appreciation, partially offset by net outflows of $1.3 billion. RiverSource fixed annuity account balances declined 7% to $12.6 billion at June 30, 2014 compared to the prior year period reflecting elevated surrenders on products sold through third parties where rates have been reset. This decline is offset by the change in crediting rates, which decreased the level of spread compression in the first half of 2014. Approximately $3.7 billion of the five-year guarantee block has been re-priced and approximately $0.4 billion will be re-priced in the balance of the year.
Net Revenues
Net revenues, which exclude net realized gains or losses, increased $28 million, or 2%, to $1.3 billion for the six months ended June 30, 2014 compared to $1.3 billion for the prior year period primarily due to higher management and financial advice fees, distribution fees and other revenues, partially offset by a decrease in net investment income.
Management and financial advice fees increased $28 million, or 8%, to $372 million for the six months ended June 30, 2014 compared to $344 million for the prior year period due to higher fees on variable annuities driven by higher separate account balances. Average variable annuities contract accumulation values increased $5.1 billion, or 8%, compared to the prior year period due to market appreciation, partially offset by net outflows.

AMERIPRISE FINANCIAL, INC.

Distribution fees increased $13 million, or 8%, to $179 million for the six months ended June 30, 2014 compared to $166 million for the prior year period due to higher fees on variable annuities driven by higher separate account balances.
Net investment income, which excludes net realized gains or losses, decreased $48 million, or 9%, to $476 million for the six months ended June 30, 2014 compared to $524 million for the prior year period primarily reflecting a decrease of approximately $11 million from lower invested assets due to fixed annuity net outflows and approximately $40 million from lower interest rates.
Other revenues increased $31 million, or 18%, to $202 million for the six months ended June 30, 2014 compared to $171 million for the prior year period due to higher fees from variable annuity guarantees driven by higher volumes due to prior year sales with a first fee collected on the anniversary date, as well as higher average fee rates.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) decreased $66 million, or 7%, to $941 million for the six months ended June 30, 2014 compared to $1.0 billion for the prior year period due to decreases in interest credited to fixed accounts and benefits, claims, losses and settlement expenses.
Distribution expenses increased $13 million, or 6%, to $216 million for the six months ended June 30, 2014 compared to $203 million for the prior year period primarily due to higher variable annuity compensation driven by higher variable annuity contract values.
Interest credited to fixed accounts decreased $39 million, or 12%, to $287 million for the six months ended June 30, 2014 compared to $326 million for the prior year period driven by lower average fixed annuity account balances and a lower average crediting rate on interest sensitive fixed annuities. Average fixed annuities contract accumulation values decreased $748 million, or 5%, to $12.9 billion for the six months ended June 30, 2014 compared to the prior year period due to net outflows reflecting elevated surrenders on products sold through third parties where rates have been reset. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.2% for the six months ended June 30, 2014 compared to 3.6% for the prior year period reflecting the re-pricing of the five-year guarantee block.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), decreased $47 million, or 19%, to $199 million for the six months ended June 30, 2014 compared to $246 million for the prior year period primarily due to a $46 million benefit from policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds and a decrease in expense due to the impact on DSIC from actual versus expected market performance based on our view of bond and equity performance, partially offset by an increase in expense of $16 million related to higher reserve funding driven by the impact of higher fees from prior year sales with variable annuity guarantees. The impact on DSIC from actual versus expected market performance based on our view of bond and equity performance was a benefit of $5 million for the first half of 2014 compared to nil for the prior year period as a result of more favorable bond fund returns compared to the prior year period.

AMERIPRISE FINANCIAL, INC.

Protection
The following table presents the results of operations of our Protection segment on an operating basis:

	Six Months Ended June 30,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$30	$28	$2	7%
Distribution fees	45	45	—	—
Net investment income	221	221	—	—
Premiums	625	579	46	8
Other revenues	213	214	(1)	—
Total revenues	1,134	1,087	47	4
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,134	1,087	47	4
Expenses
Distribution expenses	30	29	1	3
Interest credited to fixed accounts	75	68	7	10
Benefits, claims, losses and settlement expenses	678	601	77	13
Amortization of deferred acquisition costs	64	60	4	7
Interest and debt expense	14	12	2	17
General and administrative expense	123	123	—	—
Total expenses	984	893	91	10
Operating earnings	$150	$194	$(44)	(23)%
Our Protection segment pretax operating income, which excludes net realized gains or losses and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $44 million, or 23%, to $150 million for the six months ended June 30, 2014 compared to $194 million for the prior year period reflecting lower auto and home earnings.
Net Revenues
Net revenues, which exclude net realized gains or losses and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $47 million, or 4%, to $1.1 billion for the six months ended June 30, 2014 compared to the prior year period due to growth in auto and home premiums.
Premiums increased $46 million, or 8%, to $625 million for the six months ended June 30, 2014 compared to $579 million for the prior year period primarily due to growth in auto and home premiums driven by continued new policy sales growth, primarily from our affinity relationships with Costco and Progressive. Auto and home policy counts increased 12% compared to the prior year period.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization), increased $91 million, or 10%, to $984 million for the six months ended June 30, 2014 compared to $893 million for the prior year period primarily due to higher expenses related to our auto and home business.
Benefits, claims, losses and settlement expenses increased $77 million, or 13%, to $678 million for the six months ended June 30, 2014 compared to $601 million for the prior year period due to higher auto and home claim and claim adjustment expense, partially offset by an $8 million increase in disability income reserves in the second quarter of 2013 related to prior periods. The increase in auto and home claim and claim adjustment expense reflected the impact of growth in exposures due to an 11% increase in gross new policies, an increase in catastrophe losses due to severe weather and a $30 million increase in auto liability reserves in the first quarter of 2014 based upon additional analysis and information regarding continued adverse development of bodily injury claims associated with prior accident years. Catastrophe losses were $42 million for the six months ended June 30, 2014 compared to $20 million for the prior year period.

AMERIPRISE FINANCIAL, INC.

Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Six Months Ended June 30,
	2014	2013	Change
	(in millions)
Revenues
Distribution fees	$1	$1	$—	—%
Net investment income (loss)	(1)	3	(4)	NM
Other revenues	4	3	1	33
Total revenues	4	7	(3)	(43)
Banking and deposit interest expense	—	—	—	—
Total net revenues	4	7	(3)	(43)
Expenses
Distribution expenses	—	1	(1)	NM
Interest and debt expense	13	8	5	63
General and administrative expense	121	108	13	12
Total expenses	134	117	17	15
Operating loss	$(130)	$(110)	$(20)	(18)%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized gains or losses, the impact of consolidating CIEs and restructuring charges. Our Corporate & Other segment pretax operating loss was $130 million for the six months ended June 30, 2014 compared to $110 million for the prior year period. Our Corporate & Other segment results for the six months ended June 30, 2014 included higher expenses primarily related to the early redemption of our senior notes due 2039, provision for potential resolution of a regulatory matter regarding certain historical events and processes at one of our ongoing lines of business which we believe have since been remediated, and long-term performance compensation awards.

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

AMERIPRISE FINANCIAL, INC.

As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2015 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, was $2.9 billion and 3.9%, respectively, as of June 30, 2014. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $6.2 billion and had a weighted average yield of 3.3% as of June 30, 2014. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the six months ended June 30, 2014 was approximately 2.8%.
The reinvestment of proceeds from maturities, calls and prepayments at rates below the current portfolio yield, which may be below the level of some liability guaranteed minimum interest rates, will have a negative impact to future operating results. To mitigate the unfavorable impact that the low interest rate environment has on our spread income, we assess reinvestment risk in our investment portfolio and monitor this risk in accordance with our asset/liability management framework. In addition, we may reduce the crediting rates on our fixed products when warranted, subject to guaranteed minimums. In the second quarter of 2014, we continued the process of setting lower renewal interest rates for a portion of our fixed annuities that are above the guaranteed minimum, which helps relieve some of the spread compression caused by low rates. Approximately $3.7 billion of the five-year guarantee block has been re-priced and approximately $0.4 billion will be re-priced in the balance of the year.
The following table presents the account values of fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum crediting rates and the range of the difference between rates credited to contractholders as of June 30, 2014 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at our discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater Than 150 bps above Guaranteed Minimum	Total
Range of Guaranteed Minimum Crediting Rates	(in billions, except percentages)

1% - 1.99%	$0.3	$2.9	$0.4	$0.4	$0.3	$4.3
2% - 2.99%	0.5	—	—	—	—	0.5
3% - 3.99%	9.4	0.1	—	—	—	9.5
4% - 5.00%	5.7	—	—	—	—	5.7
Total	$15.9	$3.0	$0.4	$0.4	$0.3	$20.0
Percentage of Account Values That Reset In:
Next 12 months (1)	99%	95%	27%	45%	98%	96%
> 12 months to 24 months (2)	—	1	22	27	2	1
> 24 months (2)	1	4	51	28	—	3
Total	100%	100%	100%	100%	100%	100%
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

AMERIPRISE FINANCIAL, INC.

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
We have a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on our statutory surplus and to cover some of the residual risks not covered by other hedging activities. We assess the residual risk under a range of scenarios in creating and executing the macro hedge program. As a means of economically hedging these risks, we use a combination of options and/or swaps. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The macro hedge program could result in additional earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory capital volatility, may not be closely aligned to changes in the variable annuity guaranty embedded derivatives.
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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of June 30, 2014:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(254)	$5	$(249)
DAC and DSIC amortization (2) (3)	(90)	—	(90)
Variable annuity riders:
GMDB and GMIB (3)	(84)	—	(84)
GMWB	(179)	155	(24)
GMAB	(34)	29	(5)
DAC and DSIC amortization (4)	N/A	N/A	6
Total variable annuity riders	(297)	184	(107)
Macro hedge program (5)	—	19	19
Equity indexed annuities	1	(1)	—
Certificates	2	(2)	—
Indexed universal life insurance	14	(16)	(2)
Total	$(624)	$189	$(429)

AMERIPRISE FINANCIAL, INC.

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(43)	$—	$(43)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	613	(635)	(22)
GMAB	23	(25)	(2)
DAC and DSIC amortization (4)	N/A	N/A	4
Total variable annuity riders	636	(660)	(20)
Macro hedge program (5)	—	(41)	(41)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	16	—	16
Brokerage client cash balances	125	—	125
Certificates	2	—	2
Indexed universal life insurance	19	1	20
Total	$755	$(700)	$59
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

AMERIPRISE FINANCIAL, INC.

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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders and indexed universal life insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2014. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $82 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on June 30, 2014 credit spreads.

Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the six months ended June 30, 2014. At June 30, 2014, we had $2.1 billion in cash and cash equivalents compared to $2.6 billion at December 31, 2013. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that expires in September 2018. Under the terms of the underlying credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At June 30, 2014, we had no outstanding borrowings under this credit facility and had $2 million of outstanding letters of credit. Our junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at June 30, 2014.
In May 2014, we issued a notice of redemption for $200 million of our senior notes due 2039. The notes were redeemed on June 16, 2014 pursuant to the terms of the indenture at the principal value plus accrued interest to the redemption date. We recognized an expense for the remaining unamortized debt issuance costs on the notes in the second quarter of 2014.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk from higher levels of expected annuity net cash flows. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both June 30, 2014 and December 31, 2013 was $50 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. As of June 30, 2014 and December 31, 2013, we had $150 million and $450 million, respectively, of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.
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

AMERIPRISE FINANCIAL, INC.

investment advisory company, Columbia Management Investment Advisers, LLC, and Threadneedle. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(in millions)
RiverSource Life(1)(2)	$3,162	$2,747	N/A	$591
RiverSource Life of NY(1)(2)	277	251	N/A	49
IDS Property Casualty(1)(3)	575	531	$188	177
Ameriprise Insurance Company(1)(3)	45	44	2	2
ACC(4)(5)	241	230	225	215
Threadneedle(6)	395	257	171	158
Ameriprise National Trust Bank(7)	15	19	10	10
AFSI(3)(4)	90	78	2	2
Ameriprise Captive Insurance Company(3)	69	62	13	11
Ameriprise Trust Company(3)	25	58	23	56
AEIS(3)(4)	113	100	49	44
RiverSource Distributors, Inc.(3)(4)	18	23	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	23	23	#	#
N/A  Not applicable.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis.
(2) Regulatory capital requirement is based on the statutory risk-based capital filing.
(3) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of June 30, 2014 and December 31, 2013.
(4) Actual capital is determined on an adjusted GAAP basis.
(5) ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.
(6) Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at June 30, 2014 represent management’s assessment at December 31, 2013 of the risk based requirements, as specified by FCA regulations.
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
During the six months ended June 30, 2014, the parent holding company received cash dividends or a return of capital from its subsidiaries of $725 million (including $300 million from RiverSource Life) and contributed cash to its subsidiaries of $6 million. During the six months ended June 30, 2013, the parent holding company received cash dividends or a return of capital from its subsidiaries of $990 million (including $535 million from RiverSource Life) and contributed cash to its subsidiaries of $28 million.

Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $215 million and $202 million for the six months ended June 30, 2014 and 2013, respectively. On July 29, 2014, we announced a quarterly dividend of $0.58 per common share. The dividend will be paid on August 22, 2014 to our shareholders of record at the close of business on August 11, 2014.
In October 2012, our Board of Directors authorized an expenditure of up to $2.0 billion for the repurchase of shares of our common stock through 2014. In April 2014, our Board of Directors authorized an expenditure of up to an additional $2.5 billion for the repurchase of shares of our common stock through April 28, 2016. As of June 30, 2014, the Company had $2.4 billion remaining under its share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase programs do not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase programs may be made in the open market, through privately negotiated transactions or block trades or other means. During the six months ended June 30, 2014, we repurchased a total of 6.4 million shares of our common stock at an average price of $110.54 per share.

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
Operating Activities
Net cash provided by operating activities was $364 million for the six months ended June 30, 2014 compared to net cash used in operating activities of $93 million for the prior year period. The change in net cash provided by (used in) operating activities compared to prior year period was primarily due to a $194 million increase in cash flows related to changes in amounts due to brokers, a $166 million increase in cash flows related to cash held by CIEs and an increase in fee revenue partially offset by related expenses.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash provided by investing activities decreased $532 million to $158 million for the six months ended June 30, 2014 compared to $690 million for the prior year period primarily due to a $703 million decrease in proceeds from sales, maturities and repayments of investments by consolidated investment entities and a $483 million decrease in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities, partially offset by a $769 million decrease in cash used for purchases of Available-for-Sale securities.
Financing Activities
Net cash used in financing activities increased $409 million to $1.0 billion for the six months ended June 30, 2014 compared to $618 million for the prior year period. Cash outflows from surrenders and other benefits of policyholder account balances increased $338 million compared to the prior year period. Cash outflows from changes in short-term borrowings increased $300 million compared to the prior year period as we reduced our borrowings from the FHLB in the first half of 2014. Cash outflows related to repayments of debt increased $200 million due to the redemption of our senior notes due 2039 in the second quarter of 2014. Cash inflows related to CIEs increased $530 million compared to the prior year period primarily due to a $500 million increase in borrowings of CIEs.

Contractual Commitments
There have been no material changes to our contractual obligations disclosed in our 2013 10-K.

Off-Balance Sheet Arrangements
We provide asset management services to various collateralized debt obligations and other investment products, which are sponsored by us for the investment of client assets in the normal course of business. Certain of these investment entities are considered to be variable interest entities while others are considered to be voting rights entities. We consolidate certain of these investment entities. For entities that we do not consolidate, our maximum exposure to loss is our investment in the entity, which was not material as of June 30, 2014. We have no obligation to provide further financial or other support to these structured investments nor have we provided any support to these structured investments. See Note 3 to our Consolidated Financial Statements for additional information on our arrangements with structured investments.

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

AMERIPRISE FINANCIAL, INC.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2014.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of 2014:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 1 to April 30, 2014
Share repurchase program (1)	1,037,445	$106.96	1,037,445	$2,684,366,119
Employee transactions (2)	21,395	$112.28	N/A	N/A

May 1 to May 31, 2014
Share repurchase program (1)	1,101,529	$110.70	1,101,529	$2,562,432,278
Employee transactions (2)	258,482	$112.05	N/A	N/A

June 1 to June 30, 2014
Share repurchase program (1)	1,013,183	$117.26	1,013,183	$2,443,630,504
Employee transactions (2)	259,112	$117.33	N/A	N/A

Totals
Share repurchase program (1)	3,152,157	$111.57	3,152,157
Employee transactions (2)	538,989	$114.60	N/A
	3,691,146		3,152,157
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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	August 4, 2014	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date:	August 4, 2014	By	/s/ David K. Stewart
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

101*
The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) Consolidated Statements of Operations for the three months and six months ended June 30, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2014 and 2013; (iii) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (iv) Consolidated Statements of Equity for the six months ended June 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.

E-1