Form 10-Q
period 2014-09-30
AMERIPRISE FINANCIAL INC
filed 2014-11-03
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 24, 2014
Common Stock (par value $.01 per share)	184,532,059 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Management and financial advice fees	$1,483	$1,318	$4,321	$3,856
Distribution fees	464	441	1,410	1,323
Net investment income	428	491	1,332	1,431
Premiums	351	324	1,026	949
Other revenues	392	247	1,111	718
Total revenues	3,118	2,821	9,200	8,277
Banking and deposit interest expense	7	8	21	24
Total net revenues	3,111	2,813	9,179	8,253
Expenses
Distribution expenses	813	731	2,409	2,161
Interest credited to fixed accounts	168	204	529	600
Benefits, claims, losses and settlement expenses	458	492	1,414	1,391
Amortization of deferred acquisition costs	116	(14)	281	153
Interest and debt expense	79	68	237	194
General and administrative expense	757	730	2,320	2,263
Total expenses	2,391	2,211	7,190	6,762
Income from continuing operations before income tax provision	720	602	1,989	1,491
Income tax provision	155	154	441	395
Income from continuing operations	565	448	1,548	1,096
Income (loss) from discontinued operations, net of tax	—	1	(1)	(1)
Net income	565	449	1,547	1,095
Less: Net income attributable to noncontrolling interests	145	67	353	57
Net income attributable to Ameriprise Financial	$420	$382	$1,194	$1,038

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$2.21	$1.90	$6.20	$5.07
Loss from discontinued operations	—	—	(0.01)	—
Net income	$2.21	$1.90	$6.19	$5.07
Diluted
Income from continuing operations	$2.17	$1.86	$6.09	$4.97
Loss from discontinued operations	—	—	(0.01)	—
Net income	$2.17	$1.86	$6.08	$4.97

Cash dividends declared per common share	$0.58	$0.52	$1.68	$1.49

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(5)	$(7)	$(6)	$(11)
Portion of loss recognized in other comprehensive income (loss) (before taxes)	—	6	—	5
Net impairment losses recognized in net investment income	$(5)	$(1)	$(6)	$(6)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$565	$449	$1,547	$1,095
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(84)	80	(31)	7
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(137)	(67)	341	(869)
Reclassification of net securities gains included in net income	(4)	(5)	(8)	(5)
Impact of deferred acquisition costs, deferred sales inducement costs, benefit reserves and reinsurance recoverables	(1)	18	(168)	283
Total net unrealized gains (losses) on securities	(142)	(54)	165	(591)
Net unrealized losses on derivatives:
Reclassification of net derivative losses included in net income	1	1	1	1
Total net unrealized losses on derivatives	1	1	1	1
Total other comprehensive income (loss), net of tax	(225)	27	135	(583)
Total comprehensive income	340	476	1,682	512
Less: Comprehensive income attributable to noncontrolling interests	94	114	337	63
Comprehensive income attributable to Ameriprise Financial	$246	$362	$1,345	$449
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$2,876	$2,632
Cash of consolidated investment entities	279	419
Investments	35,899	35,735
Investments of consolidated investment entities, at fair value	5,661	5,002
Separate account assets	82,420	81,223
Receivables	4,827	4,538
Receivables of consolidated investment entities (includes $28 and $32, respectively, at fair value)	68	72
Deferred acquisition costs	2,605	2,663
Restricted and segregated cash and investments	2,382	2,360
Other assets	8,158	7,983
Other assets of consolidated investment entities, at fair value	2,018	1,949
Total assets	$147,193	$144,576
Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,810	$29,620
Separate account liabilities	82,420	81,223
Customer deposits	7,513	7,062
Short-term borrowings	200	500
Long-term debt	3,059	2,720
Debt of consolidated investment entities (includes $5,466 and $4,804, respectively, at fair value)	6,394	5,736
Accounts payable and accrued expenses	1,411	1,367
Accounts payable and accrued expenses of consolidated investment entities	50	62
Other liabilities	6,882	6,829
Other liabilities of consolidated investment entities (includes $81 and $193, respectively, at fair value)	114	225
Total liabilities	137,853	135,344
Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 320,039,778 and 316,816,851, respectively)	3	3
Additional paid-in capital	7,232	6,929
Retained earnings	8,152	7,289
Appropriated retained earnings of consolidated investment entities	308	337
Treasury shares, at cost (134,646,639 and 124,698,544 shares, respectively)	(8,181)	(6,961)
Accumulated other comprehensive income, net of tax	746	595
Total Ameriprise Financial, Inc. shareholders’ equity	8,260	8,192
Noncontrolling interests	1,080	1,040
Total equity	9,340	9,232
Total liabilities and equity	$147,193	$144,576
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in millions, except share data)

	Ameriprise Financial, Inc.
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Appropriated Retained Earnings of Consolidated Investment Entities	Treasury Shares	Accumulated Other Com- prehensive Income	Total Ameriprise Financial, Inc. Share- holders’ Equity	Non-controlling Interests	Total
Balances at January 1, 2013	203,942,994	$3	$6,503	$6,381	$336	$(5,325)	$1,194	$9,092	$620	$9,712
Comprehensive income:
Net income	—	—	—	1,038	—	—	—	1,038	57	1,095
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(589)	(589)	6	(583)
Total comprehensive income								449	63	512
Net loss reclassified to appropriated retained earnings	—	—	—	—	(1)	—	—	(1)	1	—
Dividends to shareholders	—	—	—	(307)	—	—	—	(307)	—	(307)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	290	290
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(142)	(142)
Repurchase of common shares	(17,362,549)	—	—	—	—	(1,339)	—	(1,339)	—	(1,339)
Share-based compensation plans	8,659,145	—	337	(5)	—	99	—	431	12	443
Balances at September 30, 2013	195,239,590	$3	$6,840	$7,107	$335	$(6,565)	$605	$8,325	$844	$9,169
Balances at January 1, 2014	192,118,307	$3	$6,929	$7,289	$337	$(6,961)	$595	$8,192	$1,040	$9,232
Comprehensive income:
Net income	—	—	—	1,194	—	—	—	1,194	353	1,547
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	151	151	(16)	135
Total comprehensive income								1,345	337	1,682
Net loss reclassified to appropriated retained earnings	—	—	—	—	(29)	—	—	(29)	29	—
Dividends to shareholders	—	—	—	(326)	—	—	—	(326)	—	(326)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	113	113
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(448)	(448)
Repurchase of common shares	(11,505,559)	—	—	—	—	(1,309)	—	(1,309)	—	(1,309)
Share-based compensation plans	4,780,391	—	303	(5)	—	89	—	387	9	396
Balances at September 30, 2014	185,393,139	$3	$7,232	$8,152	$308	$(8,181)	$746	$8,260	$1,080	$9,340
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$1,547	$1,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	193	175
Deferred income tax benefit	(75)	(73)
Share-based compensation	97	106
Net realized investment gains	(18)	(13)
Net trading gains	(6)	—
Loss (income) from equity method investments	10	(28)
Other-than-temporary impairments and provision for loan losses	8	7
Net gains of consolidated investment entities	(337)	(63)
Changes in operating assets and liabilities:
Restricted and segregated cash and investments	(23)	193
Deferred acquisition costs	28	(98)
Other investments, net	(152)	(2)
Policyholder account balances, future policy benefits and claims, net	516	(1,024)
Derivatives, net of collateral	(485)	1,094
Receivables	(346)	(138)
Brokerage deposits	202	(157)
Accounts payable and accrued expenses	52	62
Cash held by consolidated investment entities	149	249
Investment properties of consolidated investment entities	177	(357)
Other operating assets and liabilities of consolidated investment entities, net	39	(46)
Other, net	405	124
Net cash provided by operating activities	1,981	1,106

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	435	327
Maturities, sinking fund payments and calls	2,856	3,826
Purchases	(2,513)	(4,094)
Proceeds from maturities and repayments of mortgage loans	419	548
Funding of mortgage loans	(375)	(478)
Proceeds from sales and collections of other investments	153	248
Purchase of other investments	(334)	(267)
Purchase of investments by consolidated investment entities	(2,368)	(2,437)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	1,643	2,215
Purchase of land, buildings, equipment and software	(89)	(68)
Other, net	1	37
Net cash used in investing activities	(172)	(143)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued) (in millions)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$1,894	$1,752
Maturities, withdrawals and cash surrenders	(1,646)	(1,377)
Policyholder account balances:
Deposits and other additions	1,526	1,589
Net transfers to separate accounts	(167)	(54)
Surrenders and other benefits	(1,896)	(1,479)
Cash paid for purchased options with deferred premiums	(318)	(290)
Cash received from purchased options with deferred premiums	54	—
Issuance of debt, net of issuance costs	543	593
Repayments of debt	(200)	—
Change in short-term borrowings, net	(301)	(2)
Dividends paid to shareholders	(319)	(300)
Repurchase of common shares	(1,191)	(1,205)
Exercise of stock options	25	100
Excess tax benefits from share-based compensation	133	101
Borrowings by consolidated investment entities	1,559	1,187
Repayments of debt by consolidated investment entities	(918)	(969)
Noncontrolling interests investments in subsidiaries	113	290
Distributions to noncontrolling interests	(448)	(142)
Other, net	(1)	(1)
Net cash used in financing activities	(1,558)	(207)
Effect of exchange rate changes on cash	(7)	(2)
Net increase in cash and cash equivalents	244	754
Cash and cash equivalents at beginning of period	2,632	2,371
Cash and cash equivalents at end of period	$2,876	$3,125

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$123	$124
Interest paid by consolidated investment entities	140	113
Income taxes paid, net	345	182
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	—	26
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
In the Consolidated Statements of Operations, the Company reclassified certain fixed wholesaling costs from distribution expenses to general and administrative expense on a retroactive basis to improve consistency in its presentation of wholesaling distribution expense. The amount reclassified for the three months and nine months ended September 30, 2013 was $26 million and $82 million, respectively. The Company also reclassified certain prior period amounts in the Consolidated Statements of Cash Flows, as discussed below, to improve the transparency of its cash flows. Total cash flows provided by (used in) operating, investing and financing activities did not change as a result of the reclassifications.
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
Future Adoption of New Accounting Standards
Presentation of Financial Statements - Going Concern
In August 2014, the FASB updated the accounting standard related to an entity’s assessment of its ability to continue as a going concern. The standard requires that management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In situations where there is substantial doubt about an entity’s ability to continue as a going concern, disclosure should be made so that a reader can understand the conditions that raise substantial doubt, management’s assessment of those conditions and any plan management has to mitigate those conditions. The standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.
Consolidation
In August 2014, the FASB updated the accounting standard related to consolidation of collateralized financing entities. The update applies to reporting entities that consolidate a collateralized financing entity and measures all financial assets and liabilities of the collateralized financing entity at fair value. The update provides a measurement alternative which would allow an entity to measure both the financial assets and financial liabilities at the fair value of the more observable of the fair value of the financial assets or financial liabilities. When the measurement alternative is elected, the reporting entity’s net income should reflect its own economic interests in the collateralized financing entity, including changes in the fair value of the beneficial interests retained by the reporting entity and beneficial interests that represent compensation for services. If the measurement alternative is not elected, the financial assets and financial liabilities should be measured separately in accordance with the requirements of the fair value topic. Any difference in the fair value of the assets and liabilities would be recorded to net income attributable to the reporting entity. The standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted as of the beginning of an annual period. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
During the nine months ended September 30, 2014, the Company consolidated three new investment entities with assets of approximately $1.3 billion and liquidated one investment entity resulting in the sale of approximately $300 million in assets.
Fair Value of Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 10 for the definition of the three levels of the fair value hierarchy.
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$183	$—	$183
Common stocks	152	44	7	203
Other investments	4	25	—	29
Syndicated loans	—	4,932	314	5,246
Total investments	156	5,184	321	5,661
Receivables	—	28	—	28
Other assets	—	1	2,017	2,018
Total assets at fair value	$156	$5,213	$2,338	$7,707
Liabilities
Debt	$—	$—	$5,466	$5,466
Other liabilities	—	81	—	81
Total liabilities at fair value	$—	$81	$5,466	$5,547

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$200	$2	$202
Common stocks	147	31	14	192
Other investments	3	33	—	36
Syndicated loans	—	4,204	368	4,572
Total investments	150	4,468	384	5,002
Receivables	—	32	—	32
Other assets	—	13	1,936	1,949
Total assets at fair value	$150	$4,513	$2,320	$6,983
Liabilities
Debt	$—	$—	$4,804	$4,804
Other liabilities	—	193	—	193
Total liabilities at fair value	$—	$193	$4,804	$4,997
The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Corporate Debt Securities	Common Stocks	Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, July 1, 2014	$—	$7	$427		$2,389		$(5,511)
Total gains (losses) included in:
Net income	—	—	(1)	(1)	144	(2)	(7)	(1)
Other comprehensive income	—	—	—		(151)		—
Purchases	—	—	41		23		—
Sales	—	—	(14)		(388)		—
Settlements	—	—	(38)		—		52
Transfers into Level 3	—	1	84		—		—
Transfers out of Level 3	—	(1)	(185)		—		—
Balance, September 30, 2014	$—	$7	$314		$2,017		$(5,466)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at September 30, 2014	$—	$—	$(1)	(1)	$95	(2)	$(7)	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Corporate Debt Securities	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, July 1, 2013	$3	$16		$292		$1,322		$(4,677)
Total gains (losses) included in:
Net income	—	(1)	(1)	(1)	(1)	20	(2)	50	(1)
Other comprehensive loss	—	—		—		73		—
Purchases	—	—		72		239		—
Sales	—	—		(8)		(54)		—
Settlements	(1)	—		(13)		—		168
Transfers into Level 3	—	—		105		—		—
Transfers out of Level 3	—	(8)		(145)		(9)		—
Balance, September 30, 2013	$2	$7		$302		$1,591		$(4,459)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at September 30, 2013	$—	$(1)	(1)	$(2)	(1)	$(1)	(2)	$50	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

	Corporate Debt Securities		Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2014	$2		$14		$368		$1,936		$(4,804)
Total gains (losses) included in:
Net income	1	(1)	2	(1)	5	(1)	330	(2)	(32)	(1)
Other comprehensive income	—		—		—		(84)		—
Purchases	2		—		280		282		—
Sales	(9)		(2)		(42)		(458)		—
Issues	—		—		—		—		(1,064)
Settlements	—		—		(76)		—		434
Transfers into Level 3	10		12		328		11		—
Transfers out of Level 3	(6)		(19)		(549)		—		—
Balance, September 30, 2014	$—		$7		$314		$2,017		$(5,466)
Changes in unrealized gains included in income relating to assets and liabilities held at September 30, 2014	$—		$1	(1)	$1	(1)	$280	(2)	$3	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Corporate Debt Securities	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2013	$3	$14		$202		$1,214		$(4,450)
Total gains (losses) included in:
Net income	—	—		—		22	(2)	(38)	(1)
Other comprehensive loss	—	—		—		(1)		—
Purchases	1	—		265		434		—
Sales	(1)	(3)		(52)		(77)		—
Issues	—	—		—		—		(926)
Settlements	(1)	—		(46)		—		955
Transfers into Level 3	—	15		232		8		—
Transfers out of Level 3	—	(19)		(299)		(9)		—
Balance, September 30, 2013	$2	$7		$302		$1,591		$(4,459)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at September 30, 2013	$—	$(2)	(1)	$(1)	(1)	$5	(2)	$(10)	(1)
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities held by consolidated investment entities:

	September 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Other assets	$2,017	Discounted cash flow/ market comparables	Equivalent yield	4.1%	–	12.0%	6.7%
			Expected rental value (per square foot)	$3	–	$103	$35
Debt	$5,466	Discounted cash flow	Annual default rate	2.5%
			Discount rate	1.3%	–	7.3%	2.5%
			Constant prepayment rate	5.0%	–	10.0%	9.8%
			Loss recovery	36.4%	–	63.6%	62.6%

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Other assets	$1,936	Discounted cash flow/ market comparables	Equivalent yield	4.4%	–	12.4%	7.4%
			Expected rental value (per square foot) (1)	$3	–	$165	$27
Debt	$4,804	Discounted cash flow	Annual default rate	2.5%
			Discount rate	1.5%	–	8.3%	2.7%
			Constant prepayment rate	5.0%	–	10.0%	9.8%
			Loss recovery	36.4%	–	63.6%	62.3%

(1)
The previously reported range and weighted average for the expected rental value was $5-$373 per square foot and $33 per square foot, respectively. These inputs have been revised in this disclosure only and the change does not impact the fair value of other assets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	September 30, 2014	December 31, 2013
	(in millions)
Syndicated loans
Unpaid principal balance	$5,301	$4,628
Excess unpaid principal over fair value	(55)	(56)
Fair value	$5,246	$4,572
Fair value of loans more than 90 days past due	$34	$23
Fair value of loans in nonaccrual status	34	23
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	23	33
Debt
Unpaid principal balance	$5,680	$5,032
Excess unpaid principal over fair value	(214)	(228)
Fair value	$5,466	$4,804
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
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(16) million and $32 million for the three months ended September 30, 2014 and 2013, respectively. Total net gains recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $4 million and $23 million for the nine months ended September 30, 2014 and 2013, respectively. The majority of the syndicated loans and debt have floating rates; as such, changes in their fair values are primarily attributable to changes in credit spreads.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(in millions)
Debt of consolidated CDOs due 2016-2026	$5,466	$4,804	1.2%	1.0%
Floating rate revolving credit borrowings due 2014	181	305	2.3	2.6
Floating rate revolving credit borrowings due 2015	63	97	2.4	2.4
Floating rate revolving credit borrowings due 2017	118	120	2.6	4.5
Floating rate revolving credit borrowings due 2018	416	377	2.6	3.5
Floating rate revolving credit borrowings due 2019	150	33	3.3	3.0
Total	$6,394	$5,736

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The debt of the consolidated CDOs has both fixed and floating interest rates, which range from 0% to 9.23%. The interest rates on the debt of CDOs are weighted average rates based on the outstanding principal and current interest rates. The carrying value of the debt of the consolidated CDOs represents the fair value of the aggregate debt. The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt of certain consolidated pooled investment vehicles managed by Threadneedle. The fair value of this debt was $928 million and $932 million as of September 30, 2014 and December 31, 2013, respectively. The consolidated pooled investment vehicles have entered into interest rate swaps and collars to manage the interest rate exposure on the floating rate revolving credit borrowings. The fair value of these derivative instruments is recorded gross and was a liability of $5 million at both September 30, 2014 and December 31, 2013. The overall effective interest rate reflecting the impact of the derivative contracts was 3.2% and 4.2% as of September 30, 2014 and December 31, 2013, respectively.

4.  Investments
The following is a summary of Ameriprise Financial investments:

	September 30, 2014	December 31, 2013
	(in millions)
Available-for-Sale securities, at fair value	$30,256	$30,310
Mortgage loans, net	3,457	3,510
Policy and certificate loans	805	774
Other investments	1,381	1,141
Total	$35,899	$35,735
The following is a summary of net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Investment income on fixed maturities	$365	$390	$1,114	$1,194
Net realized gains	4	6	10	7
Affordable housing partnerships	(8)	(3)	(20)	(11)
Other	26	17	70	76
Consolidated investment entities	41	81	158	165
Total net investment income	$428	$491	$1,332	$1,431

Available-for-Sale securities distributed by type were as follows:

	September 30, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,804	$1,551	$(33)	$17,322	$3
Residential mortgage backed securities	6,152	153	(73)	6,232	(16)
Commercial mortgage backed securities	2,522	120	(5)	2,637	—
Asset backed securities	1,440	52	(4)	1,488	—
State and municipal obligations	2,066	220	(29)	2,257	—
U.S. government and agencies obligations	42	5	—	47	—
Foreign government bonds and obligations	237	21	(5)	253	—
Common stocks	8	12	—	20	5
Total	$28,271	$2,134	$(149)	$30,256	$(8)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$16,233	$1,330	$(97)	$17,466	$3
Residential mortgage backed securities	6,114	147	(137)	6,124	(33)
Commercial mortgage backed securities	2,612	141	(12)	2,741	—
Asset backed securities	1,459	53	(8)	1,504	—
State and municipal obligations	2,132	106	(78)	2,160	—
U.S. government and agencies obligations	47	5	—	52	—
Foreign government bonds and obligations	235	18	(8)	245	—
Common stocks	7	11	—	18	4
Total	$28,839	$1,811	$(340)	$30,310	$(26)

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of September 30, 2014 and December 31, 2013, investment securities with a fair value of $1.7 billion and $2.3 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings.
At September 30, 2014 and December 31, 2013, fixed maturity securities comprised approximately 84% and 85%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At September 30, 2014 and December 31, 2013, the Company’s internal analysts rated $1.3 billion and $1.4 billion, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

	September 30, 2014			December 31, 2013
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$7,545	$7,785	26%	$7,562	$7,746	25%
AA	1,657	1,851	6	1,587	1,707	6
A	5,977	6,572	22	6,381	6,738	22
BBB	11,236	12,190	40	11,427	12,272	41
Below investment grade	1,848	1,838	6	1,875	1,829	6
Total fixed maturities	$28,263	$30,236	100%	$28,832	$30,292	100%
At September 30, 2014 and December 31, 2013, approximately 51% and 45%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2014
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	132	$1,464	$(12)	43	$748	$(21)	175	$2,212	$(33)
Residential mortgage backed securities	66	847	(9)	140	1,454	(64)	206	2,301	(73)
Commercial mortgage backed securities	13	134	(1)	11	125	(4)	24	259	(5)
Asset backed securities	17	173	—	14	227	(4)	31	400	(4)
State and municipal obligations	10	26	—	28	151	(29)	38	177	(29)
Foreign government bonds and obligations	4	18	—	14	27	(5)	18	45	(5)
Total	242	$2,662	$(22)	250	$2,732	$(127)	492	$5,394	$(149)

	December 31, 2013
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	181	$2,817	$(83)	12	$181	$(14)	193	$2,998	$(97)
Residential mortgage backed securities	128	2,393	(66)	113	663	(71)	241	3,056	(137)
Commercial mortgage backed securities	35	426	(10)	4	22	(2)	39	448	(12)
Asset backed securities	40	531	(7)	4	32	(1)	44	563	(8)
State and municipal obligations	169	468	(36)	14	117	(42)	183	585	(78)
Foreign government bonds and obligations	23	77	(8)	—	—	—	23	77	(8)
Total	576	$6,712	$(210)	147	$1,015	$(130)	723	$7,727	$(340)
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Beginning balance	$148	$157	$147	$176
Credit losses for which an other-than-temporary impairment was not previously recognized	—	2	—	2
Credit losses for which an other-than-temporary impairment was previously recognized	—	—	1	4
Reductions for securities sold during the period (realized)	(50)	—	(50)	(23)
Ending balance	$98	$159	$98	$159
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
The following table presents a rollforward of the net unrealized securities gains on Available-for-Sale securities included in accumulated other comprehensive income (“AOCI”):

	Net Unrealized Securities Gains	Deferred Income Tax	AOCI Related to Net Unrealized Securities Gains
	(in millions)
Balance at January 1, 2013	$2,017	$(705)	$1,312
Net unrealized securities losses arising during the period (1)	(1,326)	457	(869)
Reclassification of net securities gains included in net income	(7)	2	(5)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	436	(153)	283
Balance at September 30, 2013	$1,120	$(399)	$721	(2)

Balance at January 1, 2014	$1,016	$(361)	$655
Net unrealized securities gains arising during the period (1)	526	(185)	341
Reclassification of net securities gains included in net income	(12)	4	(8)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(258)	90	(168)
Balance at September 30, 2014	$1,272	$(452)	$820	(2)
(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $5 million and $(11) million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities at September 30, 2014 and 2013, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Gross realized gains	$12	$8	$23	$15
Gross realized losses	(1)	—	(5)	(2)
Other-than-temporary impairments	(5)	(1)	(6)	(6)
Total	$6	$7	$12	$7
Other-than-temporary impairments for the three months and nine months ended September 30, 2014 primarily related to credit losses on corporate debt securities and non-agency residential mortgage backed securities. Other-than-temporary impairments for the three months and nine months ended September 30, 2013 primarily related to credit losses on non-agency residential mortgage backed securities.
Available-for-Sale securities by contractual maturity at September 30, 2014 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,556	$1,578
Due after one year through five years	7,171	7,761
Due after five years through 10 years	4,781	5,022
Due after 10 years	4,641	5,518
	18,149	19,879
Residential mortgage backed securities	6,152	6,232
Commercial mortgage backed securities	2,522	2,637
Asset backed securities	1,440	1,488
Common stocks	8	20
Total	$28,271	$30,256
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
Allowance for Loan Losses
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present a rollforward of the allowance for loan losses for the nine months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	September 30, 2014
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Beginning balance	$26	$6	$5	$37
Charge-offs	(1)	(2)	(1)	(4)
Provisions	—	2	—	2
Ending balance	$25	$6	$4	$35

Individually evaluated for impairment	$8	$—	$1	$9
Collectively evaluated for impairment	17	6	3	26

	September 30, 2013
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Beginning balance	$29	$7	$8	$44
Charge-offs	(3)	(1)	(2)	(6)
Recoveries	—	—	1	1
Ending balance	$26	$6	$7	$39

Individually evaluated for impairment	$6	$—	$1	$7
Collectively evaluated for impairment	20	6	6	32
The recorded investment in financing receivables by impairment method and type of loan was as follows:

	September 30, 2014
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Individually evaluated for impairment	$36	$5	$7	$48
Collectively evaluated for impairment	2,678	489	780	3,947
Total	$2,714	$494	$787	$3,995

	December 31, 2013
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Individually evaluated for impairment	$42	$9	$7	$58
Collectively evaluated for impairment	2,640	370	873	3,883
Total	$2,682	$379	$880	$3,941
As of September 30, 2014 and December 31, 2013, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $17 million and $21 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance. During the three months and nine months ended September 30, 2014, the Company purchased $96 million and $186 million, respectively, and sold $1 million and $11 million, respectively, of syndicated loans. During the three months and nine months ended September 30, 2013, the Company purchased $8 million and $67 million, respectively, and sold nil and $2 million, respectively, of syndicated loans.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $12 million and $22 million as of September 30, 2014 and December 31, 2013, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1% and 2% of total commercial mortgage loans at September 30, 2014 and December 31, 2013, respectively. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(in millions)
East North Central	$235	$251	9%	9%
East South Central	65	71	2	3
Middle Atlantic	220	211	8	8
Mountain	261	257	10	10
New England	141	149	5	5
Pacific	680	661	25	25
South Atlantic	733	713	27	26
West North Central	217	207	8	8
West South Central	162	162	6	6
	2,714	2,682	100%	100%
Less: allowance for loan losses	25	26
Total	$2,689	$2,656

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(in millions)
Apartments	$478	$488	18%	18%
Hotel	34	33	1	1
Industrial	476	454	18	17
Mixed use	45	36	2	1
Office	556	559	20	21
Retail	977	951	36	36
Other	148	161	5	6
	2,714	2,682	100%	100%
Less: allowance for loan losses	25	26
Total	$2,689	$2,656

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Syndicated Loans
The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at September 30, 2014 and December 31, 2013 were $5 million and $4 million, respectively.
Consumer Loans
The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration in determining the allowance for loan losses for consumer loans. At a minimum, management updates FICO scores and LTV ratios semiannually.
As of September 30, 2014 and December 31, 2013, approximately 6% and 5%, respectively, of consumer loans had FICO scores below 640. As of both September 30, 2014 and December 31, 2013, approximately 2% of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for consumer loans is in California representing 37% and 38% of the portfolio as of September 30, 2014 and December 31, 2013, respectively. No other state represents more than 10% of the total consumer loan portfolio.
Troubled Debt Restructurings
The following table presents the number of loans restructured by the Company during the period and their recorded investment at the end of the period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in millions, except number of loans)
Commercial mortgage loans	1	$6	3	$12	3	$14	7	$22
Syndicated loans	—	—	—	—	1	1	1	—
Consumer loans	—	—	4	—	4	—	13	—
Total	1	$6	7	$12	8	$15	21	$22
The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and nine months ended September 30, 2014 and 2013. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

6.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions. The impact in the third quarter of 2014 primarily reflected the difference between the Company’s previously assumed interest rates versus the continued low interest rate environment, partially offset by favorable persistency and mortality experience and a benefit from updating the Company's variable annuity living benefit withdrawal utilization assumption. The impact in the third quarter of 2013 primarily reflected the impact of assumed interest rates and changes in assumed policyholder behavior.
The balances of and changes in DAC were as follows:

	2014	2013
	(in millions)
Balance at January 1	$2,663	$2,399
Capitalization of acquisition costs	253	252
Amortization, excluding the impact of valuation assumptions review	(274)	(231)
Amortization impact of valuation assumptions review	(7)	78
Impact of change in net unrealized securities losses (gains)	(30)	112
Balance at September 30	$2,605	$2,610

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2014	2013
	(in millions)
Balance at January 1	$409	$404
Capitalization of sales inducement costs	4	4
Amortization, excluding the impact of valuation assumptions review	(39)	(39)
Amortization impact of valuation assumptions review	(2)	25
Impact of change in net unrealized securities losses (gains)	(3)	18
Balance at September 30	$369	$412

7.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Policyholder account balances
Fixed annuities	$12,922	$13,826
Variable annuity fixed sub-accounts	4,869	4,926
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,841	2,790
Indexed universal life (“IUL”) insurance	475	315
Other life insurance	846	878
Total policyholder account balances	21,953	22,735
Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)(1)	145	(383)
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)(1)	(55)	(62)
Other annuity liabilities	118	76
Fixed annuities life contingent liabilities	1,518	1,523
Equity indexed annuities (“EIA”)	29	29
Life, disability income and long term care insurance	5,041	4,739
VUL/UL and other life insurance additional liabilities	403	336
Total future policy benefits	7,199	6,258
Policy claims and other policyholders’ funds	658	627
Total policyholder account balances, future policy benefits and claims	$29,810	$29,620

(1)	Includes the value of GMWB and GMAB embedded derivatives that was a net asset at both September 30, 2014 and December 31, 2013 reported as a contra liability.
Separate account liabilities consisted of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Variable annuity	$71,345	$70,687
VUL insurance	6,925	6,885
Other insurance	43	44
Threadneedle investment liabilities	4,107	3,607
Total	$82,420	$81,223

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	September 30, 2014				December 31, 2013
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$54,378	$52,566	$39	64	$52,616	$50,790	$28	64
Five/six-year reset	10,465	7,925	36	64	11,220	8,663	42	64
One-year ratchet	7,424	7,030	64	66	7,676	7,261	38	65
Five-year ratchet	1,770	1,715	3	62	1,781	1,725	1	62
Other	965	947	40	70	1,015	996	36	69
Total — GMDB	$75,002	$70,183	$182	64	$74,308	$69,435	$145	64

GGU death benefit	$1,058	$1,006	$121	67	$1,052	$998	$121	64

GMIB	$359	$336	$9	67	$413	$389	$8	66

GMWB:
GMWB	$3,702	$3,689	$1	68	$3,936	$3,921	$1	67
GMWB for life	35,967	35,853	92	65	34,069	33,930	77	64
Total — GMWB	$39,669	$39,542	$93	65	$38,005	$37,851	$78	64

GMAB	$4,188	$4,177	$3	58	$4,194	$4,181	$2	58
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	September 30, 2014		December 31, 2013
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$5,943	62	$5,674	62
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder value.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2013	$4	$9	$799	$103	$155
Incurred claims	2	(2)	(908)	(127)	45
Paid claims	(3)	—	—	—	(11)
Balance at September 30, 2013	$3	$7	$(109)	$(24)	$189

Balance at January 1, 2014	$4	$6	$(383)	$(62)	$206
Incurred claims	8	1	528	7	46
Paid claims	(3)	—	—	—	(5)
Balance at September 30, 2014	$9	$7	$145	$(55)	$247
(1) The incurred claims for GMWB and GMAB represent the total change in the liabilities (contra liabilities).
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30, 2014	December 31, 2013
	(in millions)
Mutual funds:
Equity	$40,751	$39,195
Bond	25,218	26,519
Other	4,149	3,764
Total mutual funds	$70,118	$69,478

9.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance				Stated Interest Rate
	September 30, 2014		December 31, 2013		September 30, 2014	December 31, 2013
	(in millions)
Long-term debt:
Senior notes due 2015	$360	(1)	$366	(1)	5.7%	5.7%
Senior notes due 2019	324	(1)	327	(1)	7.3	7.3
Senior notes due 2020	783	(1)	783	(1)	5.3	5.3
Senior notes due 2023	750		750		4.0	4.0
Senior notes due 2024	548		—		3.7	—
Senior notes due 2039	—		200		—	7.8
Junior subordinated notes due 2066	294		294		7.5	7.5
Total long-term debt	3,059		2,720

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	150		450		0.3	0.3
Repurchase agreements	50		50		0.3	0.3
Total short-term borrowings	200		500
Total	$3,259		$3,220
(1) Amounts include adjustments for fair value hedges on the Company’s long-term debt. See Note 12 for information on the Company’s fair value hedges.
The amounts included in the table above are net of any unamortized discount and premium associated with issuing these notes.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

On September 30, 2013, the Company entered into a restated credit agreement for $500 million expiring on September 28, 2018. Under the terms of the agreement, the Company may increase the amount of this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under the agreement are reduced by any outstanding letters of credit. The Company had no borrowings outstanding under this facility and outstanding letters of credit issued against this facility were $2 million as of September 30, 2014.
The Company’s junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants at both September 30, 2014 and December 31, 2013.
Long-term Debt
On September 18, 2014, the Company issued $550 million of unsecured senior notes due October 15, 2024, and incurred debt issuance costs of $5 million. Interest payments are due semi-annually in arrears on April 15 and October 15, commencing on April 15, 2015.
In May 2014, the Company issued a notice of redemption for $200 million of its senior notes due 2039. The notes were redeemed on June 16, 2014 pursuant to the terms of the indenture at the principal value plus accrued interest to the redemption date. The Company recognized an expense for the remaining unamortized debt issuance costs on the notes in the second quarter of 2014.
Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings. The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $52 million at both September 30, 2014 and December 31, 2013. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.
The Company’s life insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $456 million and $574 million at September 30, 2014 and December 31, 2013, respectively. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$29	$2,404	$—	$2,433
Available-for-Sale securities:
Corporate debt securities	—	15,756	1,566	17,322
Residential mortgage backed securities	—	5,959	273	6,232
Commercial mortgage backed securities	—	2,544	93	2,637
Asset backed securities	—	1,295	193	1,488
State and municipal obligations	—	2,257	—	2,257
U.S. government and agencies obligations	12	35	—	47
Foreign government bonds and obligations	—	253	—	253
Common stocks	6	9	5	20
Total Available-for-Sale securities	18	28,108	2,130	30,256
Trading securities	114	81	1	196
Separate account assets	—	82,420	—	82,420
Other assets:
Interest rate derivative contracts	—	1,587	—	1,587
Equity derivative contracts	314	1,552	—	1,866
Credit derivative contracts	—	4	—	4
Foreign exchange derivative contracts	2	4	—	6
Other derivative contracts	—	—	1	1
Other	1	—	—	1
Total other assets	317	3,147	1	3,465
Total assets at fair value	$478	$116,160	$2,132	$118,770
Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$6	$—	$6
IUL embedded derivatives	—	—	202	202
GMWB and GMAB embedded derivatives	—	—	(77)	(77)	(2)
Total policyholder account balances, future policy benefits and claims	—	6	125	131	(1)
Customer deposits	—	6	—	6
Other liabilities:
Interest rate derivative contracts	—	1,208	—	1,208
Equity derivative contracts	472	2,205	—	2,677
Other derivative contracts	—	117	—	117
Other	—	17	—	17
Total other liabilities	472	3,547	—	4,019
Total liabilities at fair value	$472	$3,559	$125	$4,156
(1) The Company’s adjustment for nonperformance risk resulted in a $238 million cumulative decrease to the embedded derivatives.
(2) The fair value of the GMWB and GMAB embedded derivatives was a net asset at September 30, 2014 and the amount is reported as a contra liability.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$12	$1,841	$—	$1,853
Available-for-Sale securities:
Corporate debt securities	—	15,826	1,640	17,466
Residential mortgage backed securities	—	5,937	187	6,124
Commercial mortgage backed securities	—	2,711	30	2,741
Asset backed securities	—	1,244	260	1,504
State and municipal obligations	—	2,160	—	2,160
U.S. government and agencies obligations	17	35	—	52
Foreign government bonds and obligations	—	245	—	245
Common stocks	5	7	6	18
Total Available-for-Sale securities	22	28,165	2,123	30,310
Trading securities	3	32	2	37
Separate account assets	—	81,223	—	81,223
Other assets:
Interest rate derivative contracts	—	1,566	—	1,566
Equity derivative contracts	265	1,576	—	1,841
Credit derivative contracts	—	3	—	3
Foreign exchange derivative contracts	2	2	—	4
Other derivative contracts	—	4	—	4
Total other assets	267	3,151	—	3,418
Total assets at fair value	$304	$114,412	$2,125	$116,841
Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	125	125
GMWB and GMAB embedded derivatives	—	—	(575)	(575)	(2)
Total policyholder account balances, future policy benefits and claims	—	5	(450)	(445)	(1)
Customer deposits	—	7	—	7
Other liabilities:
Interest rate derivative contracts	—	1,672	—	1,672
Equity derivative contracts	550	2,447	—	2,997
Other derivative contracts	—	139	—	139
Other	—	12	—	12
Total other liabilities	550	4,270	—	4,820
Total liabilities at fair value	$550	$4,282	$(450)	$4,382

(1)	The Company’s adjustment for nonperformance risk resulted in a $150 million cumulative increase to the embedded derivatives.

(2)	The fair value of the GMWB and GMAB embedded derivatives was a net asset at December 31, 2013 and the amount is reported as a contra liability.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total	Trading Securities	Other Derivative Contracts
	(in millions)
Balance, July 1, 2014	$1,565	$214	$15	$185	$6	$1,985	$1	$1
Total losses included in:
Net income	—	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	(12)	—	—	(1)	—	(13)	—	—
Purchases	37	170	—	11	—	218	—	1
Settlements	(24)	(6)	—	(2)	—	(32)	—	—
Transfers into Level 3	—	—	78	—	—	78	—	—
Transfers out of Level 3	—	(105)	—	—	(1)	(106)	—	—
Balance, September 30, 2014	$1,566	$273	$93	$193	$5	$2,130	$1	$1

Changes in unrealized losses relating to assets held at September 30, 2014 included in:
Net investment income	$(1)	$—	$—	$—	$—	$(1)	$—	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	—	(1)
(1) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives	GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2014	$184	$(347)		$(163)
Total losses included in:
Net income	—	207	(1)	207
Issues	21	65		86
Settlements	(3)	(2)		(5)
Balance, September 30, 2014	$202	$(77)		$125

Changes in unrealized losses relating to liabilities held at September 30, 2014 included in:
Benefits, claims, losses and settlement expenses	$—	$208		$208
(1) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, July 1, 2013	$1,667	$69	$210	$214	$5	$2,165
Total gains (losses) included in:
Net income	(1)	—	—	—	—	(1)	(1)
Other comprehensive income	3	(1)	—	(2)	—	—
Purchases	—	245	—	29	—	274
Settlements	(37)	(6)	(36)	(1)	—	(80)
Transfers out of Level 3	—	(19)	(159)	(37)	—	(215)
Balance, September 30, 2013	$1,632	$288	$15	$203	$5	$2,143

Changes in unrealized gains (losses) relating to assets held at September 30, 2013 included in:
Net investment income	$(1)	$—	$—	$1	$—	$—
(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2013	$76		$11		$87
Total (gains) losses included in:
Net income	2	(1)	(322)	(2)	(320)
Issues	17		60		77
Settlements	1		(5)		(4)
Balance, September 30, 2013	$96		$(256)		$(160)

Changes in unrealized (gains) losses relating to liabilities held at September 30, 2013 included in:
Interest credited to fixed accounts	$2		$—		$2
Benefits, claims, losses and settlement expenses	—		(321)		(321)
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total		Trading Securities	Other Derivative Contracts
	(in millions)
Balance, January 1, 2014	$1,640	$187	$30	$260	$6	$2,123		$2	$—
Total gains (losses) included in:
Net income	(1)	—	—	1	—	—	(1)	—	(1)	(2)
Other comprehensive income	4	—	—	(1)	—	3		—	—
Purchases	159	388	60	32	—	639		1	2
Sales	(11)	—	—	—	—	(11)		(2)	—
Settlements	(225)	(18)	—	(10)	—	(253)		—	—
Transfers into Level 3	—	—	78	—	—	78		—	—
Transfers out of Level 3	—	(284)	(75)	(89)	(1)	(449)		—	—
Balance, September 30, 2014	$1,566	$273	$93	$193	$5	$2,130		$1	$1

Changes in unrealized gains (losses) relating to assets held at September 30, 2014 included in:
Net investment income	$(2)	$—	$—	$1	$—	$(1)		$—	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2014	$125		$(575)		$(450)
Total losses included in:
Net income	14	(1)	327	(2)	341
Issues	69		184		253
Settlements	(6)		(13)		(19)
Balance, September 30, 2014	$202		$(77)		$125

Changes in unrealized losses relating to liabilities held at September 30, 2014 included in:
Interest credited to fixed accounts	$14		$—		$14
Benefits, claims, losses and settlement expenses	—		327		327
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, January 1, 2013	$1,764	$284	$206	$178	$6	$2,438
Total gains (losses) included in:
Net income	(2)	—	—	1	—	(1)	(1)
Other comprehensive loss	(34)	(1)	(6)	5	—	(36)
Purchases	74	307	10	200	—	591
Settlements	(170)	(7)	(36)	(4)	—	(217)
Transfers into Level 3	—	—	—	8	—	8
Transfers out of Level 3	—	(295)	(159)	(185)	(1)	(640)
Balance, September 30, 2013	$1,632	$288	$15	$203	$5	$2,143

Changes in unrealized gains (losses) relating to assets held at September 30, 2013 included in:
Net investment income	$(2)	$—	$—	$1	$—	$(1)
(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2013	$45		$833		$878
Total (gains) losses included in:
Net income	8	(1)	(1,246)	(2)	(1,238)
Issues	42		163		205
Settlements	1		(6)		(5)
Balance, September 30, 2013	$96		$(256)		$(160)

Changes in unrealized (gains) losses relating to liabilities held at September 30, 2013 included in:
Interest credited to fixed accounts	$8		$—		$8
Benefits, claims, losses and settlement expenses	—		(1,229)		(1,229)
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $59 million and $(14) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended September 30, 2014 and 2013, respectively. The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $68 million and $(104) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the nine months ended September 30, 2014 and 2013, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,509	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	–	3.5%	1.2%
Other derivative contracts	$1	Option pricing model	Correlation (1)	(3.0)%	–	(84.0)%	(60.0)%
IUL embedded derivatives	$202	Discounted cash flow	Nonperformance risk (2)	69		bps
GMWB and GMAB embedded derivatives	$(77)	Discounted cash flow	Utilization of guaranteed withdrawals (3)	0.0%	–	51.1%
			Surrender rate	0.0%	–	59.1%
			Market volatility (4)	4.9%	–	19.4%
			Nonperformance risk (2)	69		bps
			Elective contractholder strategy allocations (5)	0.0%	–	31.0%

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,589	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	–	5.3%	1.5%
IUL embedded derivatives	$125	Discounted cash flow	Nonperformance risk (2)	74		bps
GMWB and GMAB embedded derivatives	$(575)	Discounted cash flow	Utilization of guaranteed withdrawals (3)	0.0%	–	51.1%
			Surrender rate	0.1%	–	57.9%
			Market volatility (4)	4.9%	–	18.8%
			Nonperformance risk (2)	74		bps
			Elective contractholder strategy allocations (5)	0.0%	–	50.0%

(1)	Represents the correlation between equity returns and interest rates used in the valuation of the derivative contract.

(2)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(3)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(4)	Market volatility is implied volatility of fund of funds and managed volatility funds.

(5)	The elective allocation represents the percentage of contractholders that are assumed to electively switch their investment allocation to a different allocation model.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of the Company’s options. The fair value of certain derivatives measured using pricing models which include significant unobservable inputs are classified as Level 3 within the fair value hierarchy. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at September 30, 2014 and December 31, 2013. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at September 30, 2014 and December 31, 2013. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.

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

	September 30, 2014
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,457	$—	$—	$3,495	$3,495
Policy and certificate loans	805	—	1	788	789
Receivables	1,357	174	1,176	6	1,356
Restricted and segregated cash	2,382	2,382	—	—	2,382
Other investments and assets	537	—	460	74	534
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$13,203	$—	$—	$13,819	$13,819
Investment certificate reserves	4,225	—	—	4,218	4,218
Brokerage customer deposits	3,290	3,290	—	—	3,290
Separate account liabilities	4,500	—	4,500	—	4,500
Debt and other liabilities	3,536	249	3,440	94	3,783

	December 31, 2013
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,510	$—	$—	$3,490	$3,490
Policy and certificate loans	774	—	1	765	766
Receivables	1,141	107	1,026	8	1,141
Restricted and segregated cash	2,360	2,360	—	—	2,360
Other investments and assets	440	—	368	73	441
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,106	$—	$—	$14,724	$14,724
Investment certificate reserves	3,977	—	—	3,982	3,982
Brokerage customer deposits	3,088	3,088	—	—	3,088
Separate account liabilities	4,007	—	4,007	—	4,007
Debt and other liabilities	3,416	137	3,372	134	3,643

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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,248	$—	$3,248	$(2,895)	$(157)	$(176)	$20
OTC cleared	145	—	145	(92)	(53)	—	—
Exchange-traded	71	—	71	—	—	—	71
Total derivatives	3,464	—	3,464	(2,987)	(210)	(176)	91
Securities borrowed	175	—	175	(82)	—	(92)	1
Total	$3,639	$—	$3,639	$(3,069)	$(210)	$(268)	$92

	December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,337	$—	$3,337	$(3,227)	$(75)	$(15)	$20
OTC cleared	21	—	21	(20)	(1)	—	—
Exchange-traded	60	—	60	—	—	—	60
Total derivatives	3,418	—	3,418	(3,247)	(76)	(15)	80
Securities borrowed	107	—	107	(15)	—	(90)	2
Total	$3,525	$—	$3,525	$(3,262)	$(76)	$(105)	$82
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,908	$—	$3,908	$(2,895)	$(8)	$(1,005)	$—
OTC cleared	94	—	94	(92)	(2)	—	—
Total derivatives	4,002	—	4,002	(2,987)	(10)	(1,005)	—
Securities loaned	249	—	249	(82)	—	(159)	8
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$4,301	$—	$4,301	$(3,069)	$(10)	$(1,214)	$8

	December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$4,786	$—	$4,786	$(3,227)	$—	$(1,498)	$61
OTC cleared	22	—	22	(20)	(2)	—	—
Total derivatives	4,808	—	4,808	(3,247)	(2)	(1,498)	61
Securities loaned	136	—	136	(15)	—	(117)	4
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$4,994	$—	$4,994	$(3,262)	$(2)	$(1,665)	$65
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

Derivatives designated as hedging instruments		Assets			Liabilities
	Balance Sheet Location	September 30, 2014	December 31, 2013	Balance Sheet Location	September 30, 2014	December 31, 2013
		(in millions)			(in millions)
Fair value hedges
Fixed rate debt	Other assets	$75	$82	Other liabilities	$—	$—
Total qualifying hedges		75	82		—	—

Derivatives not designated as hedging instruments
GMWB and GMAB
Interest rate contracts	Other assets	1,512	1,484	Other liabilities	1,208	1,672
Equity contracts	Other assets	1,798	1,741	Other liabilities	2,636	2,918
Credit contracts	Other assets	4	3	Other liabilities	—	—
Foreign exchange contracts	Other assets	4	2	Other liabilities	—	—
Embedded derivatives (1)	N/A	—	—	Policyholder account balances, future policy benefits and claims (2)	(77)	(575)
Total GMWB and GMAB		3,318	3,230		3,767	4,015
Other derivatives:
Equity
EIA embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	6	5
IUL	Other assets	28	27	Other liabilities	7	13
IUL embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	202	125
Stock market certificates	Other assets	40	73	Other liabilities	34	66
Stock market certificates embedded derivatives	N/A	—	—	Customer deposits	6	7
Foreign exchange
Foreign currency	Other assets	2	2	Other liabilities	—	—
Other
Macro hedge program	Other assets	1	4	Other liabilities	117	139
Total other derivatives		71	106		372	355
Total non-designated hedges		3,389	3,336		4,139	4,370
Total derivatives		$3,464	$3,418		$4,139	$4,370
N/A  Not applicable.
(1) The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.
(2) The fair value of the GMWB and GMAB embedded derivatives was a net asset at September 30, 2014 and December 31, 2013 and the amount is reported as a contra liability.
See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$100	$(63)	$609	$(575)
Equity contracts	Benefits, claims, losses and settlement expenses	143	(319)	(244)	(799)
Credit contracts	Benefits, claims, losses and settlement expenses	(1)	(3)	(23)	5
Foreign exchange contracts	Benefits, claims, losses and settlement expenses	(13)	8	(14)	15
Embedded derivatives (1)	Benefits, claims, losses and settlement expenses	(270)	267	(498)	1,089
Total GMWB and GMAB		(41)	(110)	(170)	(265)
Other derivatives:
Interest rate
Tax hedge	Net investment income	—	—	3	—
Seed money	Net investment income	—	—	(1)	2
Equity
IUL	Interest credited to fixed accounts	2	2	13	8
IUL embedded derivatives	Interest credited to fixed accounts	(2)	3	9	8
EIA	Interest credited to fixed accounts	—	1	1	2
EIA embedded derivatives	Interest credited to fixed accounts	—	—	(1)	(1)
Stock market certificates	Banking and deposit interest expense	—	1	2	5
Stock market certificates embedded derivatives	Banking and deposit interest expense	—	—	(2)	(4)
Seed money	Net investment income	1	(4)	(2)	(12)
Deferred compensation	Distribution expenses	1	1	6	3
Deferred compensation	General and administrative expense	(1)	2	1	2
Foreign exchange
Foreign currency	Net investment income	4	—	2	(3)
Deferred compensation	Distribution expenses	(3)	—	(2)	—
Commodity
Seed money	Net investment income	—	—	(1)	1
Other
Macro hedge program	Benefits, claims, losses and settlement expenses	17	—	(8)	—
Total other derivatives		19	6	20	11
Total derivatives		$(22)	$(104)	$(150)	$(254)
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
Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures,

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

options, interest rate swaptions, interest rate swaps, total return swaps and variance swaps. At September 30, 2014 and December 31, 2013, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $135.8 billion and $142.4 billion, respectively.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2014 (1)	$111	$49
2015	369	71
2016	336	55
2017	260	70
2018	209	70
2019-2027	655	138
Total	$1,940	$453
(1) 2014 amounts represent the amounts payable and receivable for the period from October 1, 2014 to December 31, 2014.
Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company uses a combination of options and/or swaps. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The gross notional amount of these derivative contracts was $3.6 billion and $2.8 billion at September 30, 2014 and December 31, 2013, respectively.
EIA, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $1.8 billion and $1.5 billion at September 30, 2014 and December 31, 2013, respectively.
The Company enters into futures, commodity swaps, and foreign currency forward contracts to manage its exposure to price risk arising from seed money investments in proprietary investment products. The gross notional amount of these contracts was $99 million and $111 million at September 30, 2014 and December 31, 2013, respectively.
The Company enters into foreign currency forward contracts to economically hedge its exposure to certain transactions denominated in non-functional currencies. The gross notional amount of these contracts was $17 million and $30 million at September 30, 2014 and December 31, 2013, respectively.
The Company enters into futures contracts to economically hedge its exposure related to deferred compensation plans. The gross notional amount of these contracts was $251 million and $224 million at September 30, 2014 and December 31, 2013, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

For the three months and nine months ended September 30, 2014 and 2013, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax losses as of September 30, 2014 that the Company expects to reclassify to earnings within the next twelve months is $1 million, which consists of $5 million of pretax gains to be recorded as a reduction to interest and debt expense and $6 million of pretax losses to be recorded in net investment income.
The following table presents the impact of the effective portion of the Company’s cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity:

Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Interest and debt expense	$1	$2	$3	$3
Net investment income	(2)	(3)	(4)	(4)
Total	$(1)	$(1)	$(1)	$(1)
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

Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Amount of Gain Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
		(in millions)
Fixed rate debt	Interest and debt expense	$9	$20	$25	$30
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At September 30, 2014 and December 31, 2013, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $550 million and $1.0 billion, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2014 and December 31, 2013 was $550 million and $959 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at September 30, 2014 and December 31, 2013 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil and $56 million, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13.  Shareholders’ Equity
The following table provides information related to amounts reclassified from AOCI:

AOCI Reclassification	Location of Loss (Gain) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
		(in millions)
Net unrealized gains on Available-for-Sale securities	Net investment income	$(6)	$(7)	$(12)	$(7)
Tax expense	Income tax provision	2	2	4	2
Net of tax		$(4)	$(5)	$(8)	$(5)
Losses (gains) on cash flow hedges:
Interest rate contracts	Interest and debt expense	$(1)	$(2)	$(3)	$(3)
Swaptions	Net investment income	2	3	4	4
Total before tax		1	1	1	1
Tax benefit	Income tax provision	—	—	—	—
Net of tax		$1	$1	$1	$1
See Note 4 for additional information related to the impact of DAC, DSIC, benefit reserves and reinsurance recoverable on net unrealized securities gains/losses included in AOCI. See Note 12 for additional information regarding the Company’s cash flow hedges.
In October 2012, the Company’s Board of Directors authorized an expenditure of up to $2.0 billion for the repurchase of shares of our common stock through 2014. In April 2014, the Company’s Board of Directors authorized an expenditure of up to an additional $2.5 billion for the repurchase of shares of our common stock through April 28, 2016. As of September 30, 2014, the Company had $2.1 billion remaining under its share repurchase authorization. During the nine months ended September 30, 2014 and 2013, the Company repurchased a total of 9.1 million shares and 14.3 million shares, respectively, of its common stock for an aggregate cost of $1.0 billion and $1.1 billion, respectively.
The Company may also reacquire shares of its common stock under its share-based compensation plans related to restricted stock awards and certain option exercises. The holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligation. These vested restricted shares are reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. For the nine months ended September 30, 2014 and 2013, the Company reacquired 0.8 million shares and 0.4 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $92 million and $26 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the nine months ended September 30, 2014 and 2013, the Company reacquired 1.6 million shares and 2.7 million shares of its common stock through the net settlement of options for an aggregate value of $180 million and $203 million, respectively.
During the nine months ended September 30, 2014 and 2013, the Company reissued 1.6 million and 1.9 million treasury shares, respectively, for restricted stock award grants, performance share units and issuance of shares vested under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

14.  Income Taxes
The Company’s effective tax rate on income from continuing operations was 21.6% and 25.5% for the three months ended September 30, 2014 and 2013, respectively. The Company’s effective tax rate on income from continuing operations was 22.2% and 26.4% for the nine months ended September 30, 2014 and 2013, respectively. The Company’s effective tax rates for the three months and nine months ended September 30, 2014 are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits, as well as a $17 million benefit in the first quarter of 2014 related to the completion of an Internal Revenue Service (“IRS”) audit.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $23 million which will expire beginning December 31, 2014.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets and state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $19 million at both September 30, 2014 and December 31, 2013.
As of September 30, 2014 and December 31, 2013, the Company had $226 million and $209 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $48 million and $62 million, net of federal tax benefits, of unrecognized tax benefits would affect the effective tax rate as of September 30, 2014 and December 31, 2013, respectively.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $160 million to $170 million in the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million and $4 million in interest and penalties for the three months and nine months ended September 30, 2014, respectively. The Company recognized a net increase of $2 million and $4 million in interest and penalties for the three months and nine months ended September 30, 2013, respectively. At September 30, 2014 and December 31, 2013, the Company had a payable of $46 million and $42 million, respectively, related to accrued interest and penalties.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. At September 30, 2014 and December 31, 2013, the estimated liability was $13 million and $14 million, respectively. At both September 30, 2014 and December 31, 2013, the related premium tax asset was $11 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the Office of the Comptroller of the Currency, the UK Financial Conduct Authority, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company has numerous pending matters which include information requests, exams or inquiries that the Company has received during recent periods regarding certain matters, including: sales and distribution of mutual funds, annuities, equity and fixed income securities, investment personnel’s potential access and use of material non-public information, real estate investment trusts, insurance products, and financial advice offerings; supervision of the Company’s financial advisors; administration of insurance claims; security of client information; and front office systems and controls at the Company’s UK subsidiary. The Company is also responding to regulatory audits, market conduct examinations and other state inquiries relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.
These legal and regulatory proceedings and disputes are subject to uncertainties and, as such, it is inherently difficult to determine whether any loss is probable or even possible, or to reasonably estimate the amount of any loss. The Company cannot predict with certainty if, how or when any such proceedings will be initiated or resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, and by addressing unsettled legal questions relevant to the proceedings in question, before a loss or range of loss can be reasonably estimated for any proceeding. An adverse outcome in one or more proceeding could eventually result in adverse judgments, settlements, fines, penalties or other sanctions, in addition to further claims, examinations or adverse publicity that could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
In October 2011, a putative class action lawsuit entitled Roger Krueger, et al. vs. Ameriprise Financial, et al. was filed in the United States District Court for the District of Minnesota against the Company, certain of its present or former employees and directors, as well as certain fiduciary committees on behalf of participants and beneficiaries of the Ameriprise Financial 401(k) Plan. The alleged class period is from October 1, 2005 to the present. The action alleges that Ameriprise breached fiduciary duties under ERISA, by selecting and retaining primarily proprietary mutual funds with allegedly poor performance histories, higher expenses relative to other investment options and improper fees paid to Ameriprise Financial or its subsidiaries. The action also alleges that the Company breached fiduciary duties under ERISA because it paid excessive record-keeping fees, used its affiliate Ameriprise Trust Company as the Plan trustee and record-keeper and improperly reaped profits from the sale of the record-keeping business to Wachovia Bank, N.A. Plaintiffs allege over $20 million in damages. Plaintiffs filed an amended complaint on February 7, 2012. On April 11, 2012, the Company filed its motion to dismiss the Amended Complaint, which was denied on November 20, 2012. On July 3, 2013, the Company moved for summary judgment on statute of limitations grounds. On March 20, 2014, the Court filed its decision, granting in part and denying in part the motion. On October 1, 2013, Plaintiffs filed their Motion to Certify Class Action, and by order dated May 23, 2014, the Court granted Plaintiffs’ motion. The case is scheduled to begin trial on April 13, 2015. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the procedural status of the case, the difficulty of predicting the likelihood of success on the merits of any of plaintiffs’ claims, and plaintiffs’ failure to allege any specific, evidence-based damages.
In October 2012, a putative class action lawsuit entitled Jeffers vs. Ameriprise Financial Services, et al. was filed against the Company in the United States District Court for the Northern District of Illinois relating to its sales of the Inland Western (now known as Retail Properties of America, Inc. (“RPAI”)) REIT. The action also names as defendants RPAI, several of RPAI’s executives, and several members of RPAI’s board. The action alleges that the Company failed to perform required due diligence and misrepresented various aspects of the REIT including fees charged to clients, risks associated with the product, and valuation of the shares on client account statements. Plaintiffs seek unspecified damages. The Company was served in December 2012, and, on April 19, 2013, moved to dismiss the complaint. On June 10, 2014, the Court granted the Company’s motion to dismiss. On July 10, 2014, the plaintiff filed an amended complaint, naming only Ameriprise Financial Services, Inc. as a defendant. On August 11, 2014, the Company moved to dismiss the amended complaint. Briefing is complete. The Company is awaiting the Court’s ruling. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the absence of class certification, the lack of a formal demand on the Company by the plaintiffs and plaintiffs’ failure to allege any specific, evidence-based damages.
In September 2010, the California Department of Insurance (“CA DOI”) issued an Order to Show Cause administrative action against the Company’s life insurance subsidiary alleging that certain claims handling practices reviewed in connection with a 2007-2008 market conduct exam did not comply with applicable law. In August 2014, the Company’s life insurance subsidiary and the CA DOI reached agreement in principle to settle all pending allegations for $800,000, with the exception of a single allegation related to certain coverage determinations made under long term care insurance policies issued between 1989-1992. An administrative hearing on this remaining allegation is scheduled to conclude in November 2014. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the matter, the lack of specific penalty allegations, and the difficulty of predicting outcomes in these administrative proceedings which involve multiple phases and appellate procedures.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

16.  Earnings per Share Attributable to Ameriprise Financial, Inc. Common Shareholders
The computations of basic and diluted earnings per share attributable to Ameriprise Financial, Inc. common shareholders are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Numerator:
Income from continuing operations	$565	$448	$1,548	$1,096
Less: Net income attributable to noncontrolling interests	145	67	353	57
Income from continuing operations attributable to Ameriprise Financial	420	381	1,195	1,039
Income (loss) from discontinued operations, net of tax	—	1	(1)	(1)
Net income attributable to Ameriprise Financial	$420	$382	$1,194	$1,038

Denominator:
Basic: Weighted-average common shares outstanding	190.3	201.3	192.8	204.8
Effect of potentially dilutive nonqualified stock options and other share-based awards	3.4	3.8	3.5	3.9
Diluted: Weighted-average common shares outstanding	193.7	205.1	196.3	208.7

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic:
Income from continuing operations	$2.21	$1.90	$6.20	$5.07
Loss from discontinued operations	—	—	(0.01)	—
Net income	$2.21	$1.90	$6.19	$5.07
Diluted:
Income from continuing operations	$2.17	$1.86	$6.09	$4.97
Loss from discontinued operations	—	—	(0.01)	—
Net income	$2.17	$1.86	$6.08	$4.97
The calculation of diluted earnings per share excludes the incremental effect of 0.2 million and nil options as of September 30, 2014 and 2013, respectively, due to their anti-dilutive effect.

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
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	September 30, 2014	December 31, 2013
	(in millions)
Assets:
Advice & Wealth Management	$10,264	$9,571
Asset Management	7,863	7,223
Annuities	97,723	98,354
Protection	20,409	19,605
Corporate & Other	10,934	9,823
Total assets	$147,193	$144,576

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Operating net revenues:
Advice & Wealth Management	$1,210	$1,074	$3,557	$3,168
Asset Management	839	777	2,490	2,345
Annuities	655	649	1,942	1,908
Protection	553	535	1,687	1,622
Corporate & Other	(1)	1	3	8
Eliminations(1) (2)	(357)	(341)	(1,053)	(1,010)
Total segment operating revenues	2,899	2,695	8,626	8,041
Net realized gains	4	6	10	7
Revenues attributable to CIEs	206	114	543	208
Market impact on IUL benefits, net	2	(2)	—	(3)
Total net revenues per consolidated statements of operations	$3,111	$2,813	$9,179	$8,253
(1) Represents the elimination of intersegment revenues recognized for the three months ended September 30, 2014 and 2013 in each segment as follows: Advice & Wealth Management ($250 and $243, respectively); Asset Management ($11 and $10, respectively); Annuities ($85 and $77, respectively); Protection ($11 and $10, respectively); and Corporate & Other (nil and $1, respectively).
(2) Represents the elimination of intersegment revenues recognized for the nine months ended September 30, 2014 and 2013 in each segment as follows: Advice & Wealth Management ($740 and $723, respectively); Asset Management ($33 and $29, respectively); Annuities ($248 and $226, respectively); Protection ($31 and $30, respectively); and Corporate & Other ($1 and $2, respectively).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Operating earnings:
Advice & Wealth Management	$205	$152	$580	$432
Asset Management	208	172	590	504
Annuities	128	205	474	457
Protection	66	68	216	262
Corporate & Other	(53)	(45)	(183)	(155)
Total segment operating earnings	554	552	1,677	1,500
Net realized gains	4	6	10	7
Net income (loss) attributable to noncontrolling interests	145	67	353	57
Market impact on variable annuity guaranteed benefits, net	9	(21)	(60)	(66)
Market impact on IUL benefits, net	8	(2)	9	(4)
Restructuring charges	—	—	—	(3)
Income from continuing operations before income tax provision per consolidated statements of operations	$720	$602	$1,989	$1,491

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

Overview
Ameriprise Financial is a diversified financial services company with a 120 year history of providing financial solutions. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America’s leader in financial planning and a leading global financial institution with more than $796 billion in assets under management and administration as of September 30, 2014.
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
Our asset management capabilities are increasingly global in scale, with Columbia Management Investment Advisers, LLC (“Columbia” or “Columbia Management”) as the primary provider of products and services in the U.S. and Threadneedle Asset Management Holdings Sàrl (“Threadneedle”) as the primary provider of products and services outside of the U.S. We offer a broad spectrum of investment advice and products to individual, institutional and high-net worth investors. These investment products are primarily provided through third parties, though we also provide our asset management products through our advisor channel. Our underlying asset management philosophy is based on delivering consistently strong and competitive investment performance. The quality and breadth of our asset management capabilities are demonstrated by 121 of our mutual funds, including 54 Columbia Management funds and 67 Threadneedle funds, being rated as four- and five-star funds by Morningstar.
We are positioned to continue to grow our assets under management and to strengthen our asset management offerings to existing and new clients. Our asset management capabilities are well positioned to address mature markets in the U.S. and Europe. We also have the capability to leverage existing strengths to effectively expand into new global and emerging markets. In the past few years, we have expanded beyond our traditional strengths in the U.S. and UK to gather assets in Continental Europe, Asia, Australia, the Middle East and Africa. In addition, we continue to pursue opportunities to leverage the collective capabilities of Columbia and Threadneedle to enhance our current range of investment solutions, to develop new solutions that are responsive to client demand in an increasingly complex marketplace and to maximize the distribution capabilities of our global business.

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
In the third quarter of the year, we conduct our annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, we update valuation assumptions and the impact is reflected as part of our annual review of life insurance and annuity valuation assumptions and modeling changes (“unlocking”). The unlocking impact in the third quarter of 2014 primarily reflected the difference between our previously assumed interest rates versus the continued low interest rate environment, partially offset by a benefit from updating our variable annuity living benefit withdrawal utilization assumption. The unlocking impact in the third quarter of 2013 primarily reflected the impact of assumed interest rates and changes in assumed policyholder behavior. See our Consolidated and Segment Results of Operations sections below for the pretax impacts on our revenues and expenses attributable to unlocking and additional discussion of the drivers of the unlocking impact.
We consolidate certain collateralized debt obligations (“CDOs”) and other investment products (collectively, “investment entities”) for which we provide asset management services and sponsor for the investment of client assets in the normal course of business. These entities are defined as consolidated investment entities (“CIEs”). While the consolidation of the CIEs impacts our balance sheet and income statement, our exposure to these entities is unchanged and there is no impact to the underlying business results. For further information on CIEs, see Note 3 to our Consolidated Financial Statements. Changes in the valuation of the CIE assets and liabilities impact pretax income. The net income (loss) of the CIEs is reflected in net income (loss) attributable to noncontrolling interests. The results of operations of the CIEs are reflected in the Corporate & Other segment. On a consolidated basis, the management fees we

AMERIPRISE FINANCIAL, INC.

earn for the services we provide to the CIEs and the related general and administrative expenses are eliminated and the changes in the assets and liabilities related to the CIEs, primarily debt and underlying syndicated loans, are reflected in net investment income. We continue to include the fees in the management and financial advice fees line within our Asset Management segment.
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
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Operating total net revenue growth of 6% to 8%,

•	Operating earnings per diluted share growth of 12% to 15%, and

•	Operating return on equity excluding accumulated other comprehensive income of 19% to 23%.
The following tables reconcile our GAAP measures to operating measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Total net revenues	$3,111	$2,813	$9,179	$8,253
Less: Revenue attributable to CIEs	206	114	543	208
Less: Net realized gains	4	6	10	7
Less: Market impact on indexed universal life benefits	2	(2)	—	(3)
Operating total net revenues	$2,899	$2,695	$8,626	$8,041

			Per Diluted Share
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Net income	$565	$449
Less: Net income attributable to noncontrolling interests	145	67
Net income attributable to Ameriprise Financial	420	382	$2.17	$1.86
Less: Income from discontinued operations, net of tax	—	1	—	—
Net income from continuing operations attributable to Ameriprise Financial	420	381	2.17	1.86
Add: Market impact on variable annuity guaranteed benefits, net of tax (1)	(5)	13	(0.03)	0.06
Add: Market impact on indexed universal life benefits, net of tax (1)	(5)	2	(0.03)	0.01
Less: Net realized gains, net of tax (1)	3	4	0.01	0.02
Operating earnings	$407	$392	$2.10	$1.91

Weighted average common shares outstanding:
Basic	190.3	201.3
Diluted	193.7	205.1
(1) Calculated using the statutory tax rate of 35%.

AMERIPRISE FINANCIAL, INC.

			Per Diluted Share
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Net income	$1,547	$1,095
Less: Net income attributable to noncontrolling interests	353	57
Net income attributable to Ameriprise Financial	1,194	1,038	$6.08	$4.97
Less: Loss from discontinued operations, net of tax	(1)	(1)	(0.01)	—
Net income from continuing operations attributable to Ameriprise Financial	1,195	1,039	6.09	4.97
Add: Integration/restructuring charges, net of tax (1)	—	2	—	0.01
Add: Market impact on variable annuity guaranteed living benefits, net of tax (1)	40	43	0.20	0.21
Add: Market impact on indexed universal life benefits, net of tax (1)	(6)	3	(0.03)	0.01
Less: Net realized gains, net of tax (1)	7	5	0.03	0.02
Operating earnings	$1,222	$1,082	$6.23	$5.18

Weighted average common shares outstanding:
Basic	192.8	204.8
Diluted	196.3	208.7
(1) Calculated using the statutory tax rate of 35%.
The following table reconciles the trailing twelve months’ sum of net income attributable to Ameriprise Financial to operating earnings and the five-point average of quarter-end equity to operating equity:

	Twelve Months Ended September 30,
	2014	2013
	(in millions)
Net income attributable to Ameriprise Financial	$1,490	$1,427
Less: Loss from discontinued operations, net of tax	(3)	—
Net income from continuing operations attributable to Ameriprise Financial	1,493	1,427
Less: Adjustments (1)	(107)	(22)
Operating earnings	$1,600	$1,449

Total Ameriprise Financial, Inc. shareholders’ equity	$8,310	$8,775
Less: Accumulated other comprehensive income, net of tax	723	955
Total Ameriprise Financial, Inc. shareholders’ equity from continuing operations, excluding AOCI	7,587	7,820
Less: Equity impacts attributable to CIEs	331	344
Operating equity	$7,256	$7,476

Return on equity from continuing operations, excluding AOCI	19.7%	18.2%
Operating return on equity, excluding AOCI (2)	22.1%	19.4%
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
(2) Operating return on equity, excluding accumulated other comprehensive income (“AOCI”), is calculated using the trailing twelve months of earnings excluding the after-tax net realized gains/losses; market impact on variable annuity guaranteed benefits, net of hedges and related DSIC and DAC amortization; the market impact on indexed universal benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; integration/restructuring charges; and discontinued operations in the numerator, and Ameriprise Financial shareholders’ equity, excluding AOCI and the impact of consolidating investment entities using a five-point average of quarter-end equity in the denominator. After-tax is calculated using the statutory rate of 35%.

AMERIPRISE FINANCIAL, INC.

Critical Accounting Policies
The accounting and reporting policies that we use affect our Consolidated Financial Statements. Certain of our accounting and reporting policies are critical to an understanding of our consolidated results of operations and financial condition. In some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” in our 2013 10-K.

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
The following table presents detail regarding our AUM and AUA:

	September 30,
	2014	2013	Change
Assets Under Management and Administration	(in billions)
Advice & Wealth Management AUM	$169.8	$144.5	$25.3	18%
Asset Management AUM	504.8	479.3	25.5	5
Corporate & Other AUM	0.9	1.0	(0.1)	(10)
Eliminations	(21.7)	(19.7)	(2.0)	(10)
Total Assets Under Management	653.8	605.1	48.7	8
Total Assets Under Administration	143.0	129.8	13.2	10
Total AUM and AUA	$796.8	$734.9	$61.9	8%
Total AUM increased $48.7 billion, or 8%, to $653.8 billion as of September 30, 2014 compared to $605.1 billion as of September 30, 2013 due to a $25.3 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation and a $25.5 billion increase in Asset Management AUM driven by market appreciation, partially offset by net outflows. See our segment results of operations discussion below for additional information on changes in our AUM.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Three Months Ended September 30, 2014 and 2013
The following table presents our consolidated results of operations:

	Three Months Ended September 30,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$1,483	$1,318	$165	13%
Distribution fees	464	441	23	5
Net investment income	428	491	(63)	(13)
Premiums	351	324	27	8
Other revenues	392	247	145	59
Total revenues	3,118	2,821	297	11
Banking and deposit interest expense	7	8	(1)	(13)
Total net revenues	3,111	2,813	298	11
Expenses
Distribution expenses	813	731	82	11
Interest credited to fixed accounts	168	204	(36)	(18)
Benefits, claims, losses and settlement expenses	458	492	(34)	(7)
Amortization of deferred acquisition costs	116	(14)	130	NM
Interest and debt expense	79	68	11	16
General and administrative expense	757	730	27	4
Total expenses	2,391	2,211	180	8
Income from continuing operations before income tax provision	720	602	118	20
Income tax provision	155	154	1	1
Income from continuing operations	565	448	117	26
Income from discontinued operations, net of tax	—	1	(1)	NM
Net income	565	449	116	26
Less: Net income attributable to noncontrolling interests	145	67	78	NM
Net income attributable to Ameriprise Financial	$420	$382	$38	10%
NM Not Meaningful.
Overall
Income from continuing operations before income tax provision increased $118 million, or 20%, to $720 million for the three months ended September 30, 2014 compared to $602 million for the prior year period primarily reflecting the impact of market appreciation, wrap account net inflows, a $78 million increase in net income attributable to noncontrolling interests and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), partially offset by a $109 million decrease from unlocking. The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was a benefit of $9 million for the third quarter of 2014, compared to an expense of $21 million for the prior year period, which included a $17 million benefit associated with unlocking. The impact on DAC and DSIC from actual versus expected market performance based on our view of bond and equity market performance was an expense of $6 million for the third quarter of 2014 compared to a benefit of $13 million for the prior year period as a result of less favorable equity market returns and bond fund returns compared to the prior year period.

AMERIPRISE FINANCIAL, INC.

The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking for the three months ended September 30:

Pretax Increase (Decrease)	2014	2013
	(in millions)
Other revenues	$(29)	$(18)

Benefits, claims, losses and settlement expenses	6	(5)
Amortization of DAC	8	(79)
Total expenses	14	(84)
Total (1)	$(43)	$66
(1) Includes a $17 million net benefit related to the market impact on variable annuity guaranteed benefits for the three months ended September 30, 2013.
Net Revenues
Net revenues increased $298 million, or 11%, to $3.1 billion for the three months ended September 30, 2014 compared to $2.8 billion for the prior year period primarily due to higher management and financial advice fees and other revenues.
Management and financial advice fees increased $165 million, or 13%, to $1.5 billion for the three months ended September 30, 2014 compared to $1.3 billion for the prior year period primarily due to higher asset-based fees driven by an increase in average AUM. Average AUM increased $70.7 billion, or 12%, compared to the prior year period primarily due to market appreciation and wrap account net inflows, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section below.
Distribution fees increased $23 million, or 5%, to $464 million for the three months ended September 30, 2014 compared to $441 million for the prior year period primarily due to higher client assets.
Net investment income decreased $63 million, or 13%, to $428 million for the three months ended September 30, 2014 compared to $491 million for the prior year period primarily due to a $25 million decrease in investment income on fixed maturities driven by low interest rates and a $40 million decrease in net investment income of CIEs.
Premiums increased $27 million, or 8%, to $351 million for the three months ended September 30, 2014 compared to $324 million for the prior year period primarily due to growth in auto and home policy counts of 11% compared to the prior year period.
Other revenues increased $145 million, or 59%, to $392 million for the three months ended September 30, 2014 compared to $247 million for the prior year period due to a $134 million increase in other revenues of CIEs and higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date, and higher average fee rates, partially offset by the impact of unlocking. Other revenues for the third quarter of 2014 included a $29 million negative impact from unlocking compared to an $18 million negative impact in the prior year period. The primary driver of the unlocking impact to other revenues in both periods was lower projected gains on reinsurance contracts resulting from favorable mortality experience.
Expenses
Total expenses increased $180 million, or 8%, to $2.4 billion for the three months ended September 30, 2014 compared to $2.2 billion for the prior year period primarily due to increases in distribution expenses and amortization of DAC.
Distribution expenses increased $82 million, or 11%, to $813 million for the three months ended September 30, 2014 compared to $731 million for the prior year period driven by higher compensation due to growth in assets under management. See our discussion on the changes in AUM in our segment results of operations section below.
Interest credited to fixed accounts decreased $36 million, or 18%, to $168 million for the three months ended September 30, 2014 compared to $204 million for the prior year period driven by lower average fixed annuity account balances and a lower average crediting rate on interest sensitive fixed annuities. Average fixed annuity account balances decreased $1.0 billion, or 7%, to $12.5 billion for the three months ended September 30, 2014 compared to the prior year period due to net outflows reflecting elevated surrenders on products sold through third parties where rates have reset. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.0% for the three months ended September 30, 2014 compared to 3.6% for the prior year period reflecting the re-pricing of the five-year guarantee block. See additional discussion on the re-pricing in the Annuities segment.
Benefits, claims, losses and settlement expenses decreased $34 million, or 7%, to $458 million for the three months ended September 30, 2014 compared to $492 million for the prior year period primarily reflecting the following items:

•
The three months ended September 30, 2014 included a $6 million expense from unlocking, which included nil related to the market impact on variable annuity guaranteed benefits. The prior year period included a $5 million benefit from unlocking, which included a $22 million benefit related to the market impact on variable annuity guaranteed benefits. The market impact on

AMERIPRISE FINANCIAL, INC.

variable annuity guaranteed benefits is discussed below. The unlocking impact for the three months ended September 30, 2014 reflected the difference between our previously assumed interest rates versus the continued low interest rate environment, partially offset by a benefit from updating our variable annuity living benefit withdrawal utilization assumption. The unlocking impact for the prior year period reflected the impact of assumed interest rates and changes in assumed policyholder behavior, partially offset by the impact of variable annuity model changes.

•
A $15 million increase in expense related to our auto and home business driven by higher claim and claim adjustment expense reflecting the impact of growth in exposures due to an 11% increase in policies in force.

•
A $5 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•
An increase in expense compared to the prior year period due to the impact on DSIC from actual versus expected market performance based on our view of bond and equity market performance. This impact was an expense of $1 million for the third quarter of 2014 compared to a benefit of $3 million for the prior year period as a result of less favorable equity market returns and bond fund returns compared to the prior year period.

•	A $98 million decrease in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits.

•
A $57 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. The $57 million increase was the result of an unfavorable $679 million change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $625 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $3 million DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rates were down in 2014 and up in 2013 resulting in an unfavorable change in the variable annuity guaranteed living benefits liability, partially offset by a favorable change in the related hedge assets.

•
Equity market and volatility impacts on the variable annuity guaranteed living benefits liability resulted in an increase in expense in 2014 compared to a decrease in expense in 2013. This unfavorable change was partially offset by a favorable change in 2014 compared to 2013 from equity market and volatility impacts on the related hedge assets.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net favorable impact compared to the prior year period.

Amortization of DAC increased $130 million to a $116 million expense for the three months ended September 30, 2014 compared to a $14 million benefit for the prior year period primarily reflecting the following items:

•
Amortization of DAC for the third quarter of 2014 included an $8 million expense from unlocking, primarily driven by the difference between our previously assumed interest rates versus the continued low interest rate environment, partially offset by favorable persistency and mortality experience and a benefit from updating our variable annuity living benefit withdrawal utilization assumption. Amortization of DAC for the prior year period included a $79 million benefit from unlocking, which included a $5 million expense related to the DAC offset to the market impact on variable annuity guaranteed benefits, primarily driven by the impact of assumed interest rates and changes in assumed policyholder behavior.

•
The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was an expense of $5 million for the third quarter of 2014 compared to a benefit of $10 million for the prior year period as a result of less favorable equity market returns and bond fund returns compared to the prior year period.

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was an expense of $7 million for the third quarter of 2014 compared to a benefit of $4 million for the prior year period.

Interest and debt expense increased $11 million, or 16%, to $79 million for the three months ended September 30, 2014 compared to $68 million for the prior year period primarily due to a $12 million increase in interest and debt expense of CIEs.
General and administrative expenses increased $27 million, or 4%, to $757 million for the three months ended September 30, 2014 compared to $730 million for the prior year period primarily due to higher year over year compensation and investments in the business.
Income Taxes
Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 21.6% for the three months ended September 30, 2014 compared to 25.5% for the prior year period. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 27.0% for the three months ended September 30, 2014 compared to 28.7% for the prior year period. The effective tax rate for the three months ended September 30, 2014 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits.

AMERIPRISE FINANCIAL, INC.

In July 2014, the Internal Revenue Service (“IRS”) issued a Large Business & International Directive (“Directive”) with respect to the hedging of variable annuity guaranteed minimum benefits. The Directive provides an elective safe harbor method of tax accounting for hedge gains and losses related to variable annuity guaranteed benefits. On October 8, 2014, we filed with the IRS an application for change in accounting method, to conform, in part, to the Directive. If accepted by the IRS, the change in accounting method could have a material impact on our current and deferred income tax balances.

Results of Operations by Segment for the Three Months Ended September 30, 2014 and 2013
Operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Operating earnings should not be viewed as a substitute for GAAP income from continuing operations before income tax provision. We believe the presentation of segment operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 17 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of operating earnings.
The following table presents summary financial information by segment:

	Three Months Ended September 30,
	2014	2013
	(in millions)
Advice & Wealth Management
Net revenues	$1,210	$1,074
Expenses	1,005	922
Operating earnings	$205	$152
Asset Management
Net revenues	$839	$777
Expenses	631	605
Operating earnings	$208	$172
Annuities
Net revenues	$655	$649
Expenses	527	444
Operating earnings	$128	$205
Protection
Net revenues	$553	$535
Expenses	487	467
Operating earnings	$66	$68
Corporate & Other
Net revenues	$(1)	$1
Expenses	52	46
Operating loss	$(53)	$(45)
The following table presents the segment pretax operating impacts on our revenues and expenses attributable to unlocking:

	Three Months Ended September 30,
Segment Pretax Operating Increase (Decrease)	2014		2013
	Annuities	Protection	Annuities	Protection
	(in millions)
Other revenues	$—	$(29)	$—	$(18)

Benefits, claims, losses and settlement expenses	5	1	21	(4)
Amortization of DAC	17	(9)	(81)	(3)
Total expenses	22	(8)	(60)	(7)
Total	$(22)	$(21)	$60	$(11)

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
The following table presents the changes in wrap account assets and average balances for the three months ended September 30:

	2014	2013
	(in billions)
Beginning balance	$167.8	$135.9
Net flows (1)	3.8	3.0
Market appreciation (depreciation) and other (1)	(2.4)	5.2
Ending balance	$169.2	$144.1

Average balance (2)	$168.7	$140.0
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

Wrap account assets increased $1.4 billion, or 1%, during the three months ended September 30, 2014 due to net inflows of $3.8 billion offset by market depreciation and other of $2.4 billion. Average wrap account assets increased $28.7 billion, or 21%, compared to the prior year period due to net inflows and market appreciation from the prior year period.
The following table presents the changes in wrap account assets for the twelve months ended September 30:

	2014	2013
	(in billions)
Beginning balance	$144.1	$120.6
Net flows (1)	13.9	12.3
Market appreciation and other (1)	11.2	11.2
Ending balance	$169.2	$144.1
(1) See Note 1 in the table above.
Wrap account assets increased $25.1 billion, or 17%, from the prior year period reflecting net inflows and market appreciation.

AMERIPRISE FINANCIAL, INC.

The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Three Months Ended September 30,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$621	$515	$106	21%
Distribution fees	544	519	25	5
Net investment income	33	31	2	6
Other revenues	19	17	2	12
Total revenues	1,217	1,082	135	12
Banking and deposit interest expense	7	8	(1)	(13)
Total net revenues	1,210	1,074	136	13
Expenses
Distribution expenses	742	660	82	12
Interest and debt expense	1	1	—	—
General and administrative expense	262	261	1	—
Total expenses	1,005	922	83	9
Operating earnings	$205	$152	$53	35%
Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized gains or losses, increased $53 million, or 35%, to $205 million for the three months ended September 30, 2014 compared to $152 million for the prior year period primarily due to strong growth in wrap account assets and continued expense management. Pretax operating margin was 16.9% for the three months ended September 30, 2014 compared to 14.2% for the prior year period.
Net Revenues
Net revenues exclude net realized gains or losses. Net revenues increased $136 million, or 13%, to $1.2 billion for the three months ended September 30, 2014 compared to $1.1 billion for the prior year period primarily reflecting wrap account net inflows and market appreciation. Operating net revenue per branded advisor increased to $125,000 for the three months ended September 30, 2014, up 14%, from $110,000 the prior year period driven by asset growth. Total branded advisors were 9,696 at September 30, 2014 compared to 9,761 at September 30, 2013.
Management and financial advice fees increased $106 million, or 21%, to $621 million for the three months ended September 30, 2014 compared to $515 million for the prior year period driven by growth in wrap account assets. Average wrap account assets increased $28.7 billion, or 21%, compared to the prior year period due to net inflows and market appreciation. See our discussion of the changes in wrap account assets above.
Expenses
Total expenses increased $83 million, or 9%, to $1.0 billion for the three months ended September 30, 2014 compared to $922 million for the prior year period due to an $82 million increase in distribution expenses driven by higher compensation due to growth in client assets.

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

AMERIPRISE FINANCIAL, INC.

within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management, Annuities and Protection segments.
From time to time, fee waivers have been provided to the Columbia Money Market Funds (the “Funds”) by Columbia Management and certain other subsidiaries performing services for the Funds for the purpose of reducing the expenses charged to a Fund in a given period to maintain or improve a Fund’s net yield in that period. Our subsidiaries may enter into contractual arrangements with the Funds identifying the specific fees to be waived and/or expenses to be reimbursed, as well as the time period for which such waivers will apply. In aggregate, we voluntarily waived fees of $3 million for both the three months ended September 30, 2014 and 2013.
The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of September 30:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2014	2013
Domestic Equity	Equal weighted	1 year	66%	55%
		3 year	73%	63%
		5 year	54%	61%
	Asset weighted	1 year	62%	35%
		3 year	68%	76%
		5 year	60%	73%

International Equity	Equal weighted	1 year	73%	47%
		3 year	59%	41%
		5 year	60%	56%
	Asset weighted	1 year	87%	22%
		3 year	40%	26%
		5 year	38%	81%

Taxable Fixed Income	Equal weighted	1 year	44%	61%
		3 year	56%	71%
		5 year	59%	50%
	Asset weighted	1 year	66%	72%
		3 year	69%	83%
		5 year	70%	62%

Tax Exempt Fixed Income	Equal weighted	1 year	94%	94%
		3 year	94%	94%
		5 year	100%	100%
	Asset weighted	1 year	84%	98%
		3 year	84%	98%
		5 year	100%	100%

Asset Allocation Funds	Equal weighted	1 year	58%	62%
		3 year	64%	70%
		5 year	89%	80%
	Asset weighted	1 year	65%	65%
		3 year	75%	85%
		5 year	97%	92%

Number of funds with 4 or 5 Morningstar star ratings		Overall	54	51
		3 year	48	45
		5 year	46	40

Percent of funds with 4 or 5 Morningstar star ratings		Overall	51%	52%
		3 year	46%	46%
		5 year	47%	43%

Percent of assets with 4 or 5 Morningstar star ratings		Overall	56%	54%
		3 year	38%	39%
		5 year	52%	43%

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

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2014	2013
Equity	Equal weighted	1 year	62%	70%
		3 year	73%	80%
		5 year	84%	84%
	Asset weighted	1 year	57%	45%
		3 year	61%	85%
		5 year	84%	90%

Fixed Income	Equal weighted	1 year	70%	54%
		3 year	74%	78%
		5 year	62%	67%
	Asset weighted	1 year	65%	61%
		3 year	62%	72%
		5 year	49%	44%

Allocation (Managed) Funds	Equal weighted	1 year	63%	100%
		3 year	83%	83%
		5 year	67%	100%
	Asset weighted	1 year	51%	100%
		3 year	93%	92%
		5 year	55%	100%
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

AMERIPRISE FINANCIAL, INC.

The following table presents ending balances and average managed assets:

					Average(1)
	September 30,				Three Months Ended September 30,
	2014	2013	Change		2014	2013	Change
	(in billions)
Columbia managed assets	$357.6	$345.0	$12.6	4%	$361.2	$340.2	$21.0	6%
Threadneedle managed assets	150.4	137.4	13.0	9	155.1	131.5	23.6	18
Less: Sub-advised eliminations	(3.2)	(3.1)	(0.1)	(3)	(3.3)	(3.0)	(0.3)	(10)
Total managed assets	$504.8	$479.3	$25.5	5%	$513.0	$468.7	$44.3	9%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents managed asset net flows:

	Three Months Ended September 30,
	2014	2013	Change
	(in billions)
Columbia managed asset net flows	$(2.3)	$(4.2)	$1.9	45%
Threadneedle managed asset net flows	(1.9)	(0.1)	(1.8)	NM
Less: Sub-advised eliminations	0.1	—	0.1	NM
Total managed asset net flows	$(4.1)	$(4.3)	$0.2	5%
NM Not Meaningful.
The following table presents managed assets by type:

					Average(1)
	September 30,				Three Months Ended September 30,
	2014	2013	Change		2014	2013	Change
	(in billions)
Equity	$277.3	$254.7	$22.6	9%	$284.1	$246.7	$37.4	15%
Fixed income	194.6	197.8	(3.2)	(2)	196.1	196.2	(0.1)	—
Money market	6.6	6.6	—	—	6.5	6.4	0.1	2
Alternative	7.0	6.1	0.9	15	7.1	6.2	0.9	15
Hybrid and other	19.3	14.1	5.2	37	19.2	13.2	6.0	45
Total managed assets	$504.8	$479.3	$25.5	5%	$513.0	$468.7	$44.3	9%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.

The following tables present the changes in Columbia and Threadneedle managed assets:

	Three Months Ended September 30,
	2014	2013
	(in billions)
Columbia Managed Assets Rollforward
Retail Funds
Beginning assets	$243.8	$223.3
Mutual fund inflows	9.1	8.6
Mutual fund outflows	(12.0)	(12.3)
Net VP/VIT fund flows	(0.2)	(0.1)
Net new flows	(3.1)	(3.8)
Reinvested dividends	0.6	0.5
Net flows	(2.5)	(3.3)
Distributions	(0.7)	(0.6)
Market appreciation (depreciation) and other	(3.5)	11.2
Total ending assets	237.1	230.6

Institutional
Beginning assets	77.6	71.1
Inflows	5.5	5.1
Outflows	(5.2)	(5.9)
Net flows	0.3	(0.8)
Market appreciation and other	0.1	2.4
Total ending assets	78.0	72.7

Alternative
Beginning assets	6.4	5.5
Inflows	—	—
Outflows	(0.1)	(0.1)
Net flows	(0.1)	(0.1)
Market appreciation and other	(0.1)	—
Total ending assets	6.2	5.4
Affiliated General Account Assets	36.3	36.3
Total Columbia managed assets	$357.6	$345.0
Total Columbia net flows	$(2.3)	$(4.2)

AMERIPRISE FINANCIAL, INC.

	Three Months Ended September 30,
	2014	2013
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$52.1	$41.8
Mutual fund inflows	4.9	6.3
Mutual fund outflows	(5.9)	(5.4)
Net new flows	(1.0)	0.9
Reinvested dividends	—	—
Net flows	(1.0)	0.9
Distributions	(0.1)	(0.1)
Market appreciation (depreciation)	(0.4)	0.8
Foreign currency translation (1)	(2.4)	2.7
Other	0.1	0.2
Total ending assets	48.3	46.3

Institutional
Beginning assets	105.3	84.3
Inflows	1.8	1.8
Outflows	(2.7)	(2.7)
Net flows	(0.9)	(0.9)
Market appreciation	1.2	0.8
Foreign currency translation (1)	(4.9)	5.5
Other	0.7	0.6
Total ending assets	101.4	90.3

Alternative
Beginning assets	0.7	0.9
Inflows	—	—
Outflows	—	(0.1)
Net flows	—	(0.1)
Market appreciation	—	—
Total ending assets	0.7	0.8
Total Threadneedle managed assets	$150.4	$137.4
Total Threadneedle net flows	$(1.9)	$(0.1)
(1) Amounts represent British Pound to US dollar conversion.
Total segment AUM decreased $13.5 billion, or 3%, during the three months ended September 30, 2014 driven by market depreciation, net outflows and a negative impact of foreign currency translation. Total segment AUM net outflows were $4.1 billion for the three months ended September 30, 2014. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.
Columbia managed assets decreased $5.9 billion, or 2%, during the three months ended September 30, 2014 primarily due to net outflows and market depreciation. Columbia retail funds decreased $6.8 billion, or 3%, during the three months ended September 30, 2014 due to market depreciation, net outflows and distributions. Columbia retail net outflows of $2.5 billion during the third quarter of 2014 included $1.8 billion of outflows in the defined contribution/investment only channel, $0.3 billion of outflows from a former parent affiliated distribution relationship, $0.4 billion of outflows in the Registered Investment Advisor (“RIA”) channel and $0.2

AMERIPRISE FINANCIAL, INC.

billion of outflows of a third party sub-advisor. Columbia institutional AUM increased $0.4 billion, or 1%, during the three months ended September 30, 2014 due to market appreciation and net inflows of $0.3 billion primarily reflecting third party institutional inflows offset by outflows from former parent affiliated distribution and former parent influenced mandates.
Threadneedle managed assets decreased $7.8 billion, or 5%, during the three months ended September 30, 2014 due to net outflows and a negative impact of foreign currency translation. Threadneedle retail funds decreased $3.8 billion, or 7%, during the three months ended September 30, 2014 primarily due to a negative impact of foreign currency translation and net outflows. Threadneedle retail net outflows were $1.0 billion. Threadneedle institutional AUM decreased $3.9 billion, or 4%, during the three months ended September 30, 2014 primarily due to net outflows and a negative impact of foreign currency translation. Threadneedle institutional net outflows of $0.9 billion during the third quarter of 2014 were primarily from legacy insurance assets.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Three Months Ended September 30,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$706	$655	$51	8%
Distribution fees	124	118	6	5
Net investment income	7	5	2	40
Other revenues	2	—	2	—
Total revenues	839	778	61	8
Banking and deposit interest expense	—	1	(1)	NM
Total net revenues	839	777	62	8
Expenses
Distribution expenses	288	278	10	4
Amortization of deferred acquisition costs	4	5	(1)	(20)
Interest and debt expense	6	6	—	—
General and administrative expense	333	316	17	5
Total expenses	631	605	26	4
Operating earnings	$208	$172	$36	21%
NM Not Meaningful.
Our Asset Management segment pretax operating earnings, which exclude net realized gains or losses, increased $36 million, or 21%, to $208 million for the three months ended September 30, 2014 compared to $172 million for the prior year period reflecting equity market appreciation, partially offset by the cumulative impact of net outflows.
Net Revenues
Net revenues, which exclude net realized gains or losses, increased $62 million, or 8%, to $839 million for the three months ended September 30, 2014 compared to $777 million for the prior year period driven by an increase in management and financial advice fees.
Management and financial advice fees increased $51 million, or 8%, to $706 million for the three months ended September 30, 2014 compared to $655 million for the prior year period primarily due to an increase in assets under management. Average assets under management increased 9% compared to the prior year period driven by equity market appreciation, partially offset by net outflows. See our discussion above on the changes in assets under management.
Expenses
Total expenses increased $26 million, or 4%, to $631 million for the three months ended September 30, 2014 compared to $605 million for the prior year period primarily due to an increase in distribution expenses and an increase in general and administrative expenses.
Distribution expenses increased $10 million, or 4%, to $288 million for the three months ended September 30, 2014 compared to $278 million for the prior year period primarily due to equity market appreciation, partially offset by net outflows.
General and administrative expense increased $17 million, or 5%, to $333 million for the three months ended September 30, 2014 compared to $316 million for the prior year period due to the negative impacts of foreign exchange rates during the quarter and investments in the business, partially offset by lower expenses as a result of the cumulative impact of net outflows.

AMERIPRISE FINANCIAL, INC.

Annuities
Our Annuities segment provides variable and fixed annuity products of RiverSource Life companies to individual clients. We provide our variable annuity products through our advisors, and our fixed annuity products are distributed through both affiliated and unaffiliated advisors and financial institutions. Revenues from our variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues from our fixed annuity products are primarily earned as net investment income on assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. We also earn net investment income on owned assets supporting reserves for immediate annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Intersegment revenues for this segment reflect fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of variable insurance trust funds (“VIT Funds”) under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment.
The following table presents the results of operations of our Annuities segment on an operating basis:

	Three Months Ended September 30,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$191	$179	$12	7%
Distribution fees	91	86	5	6
Net investment income	235	260	(25)	(10)
Premiums	26	27	(1)	(4)
Other revenues	112	97	15	15
Total revenues	655	649	6	1
Banking and deposit interest expense	—	—	—	—
Total net revenues	655	649	6	1
Expenses
Distribution expenses	110	104	6	6
Interest credited to fixed accounts	136	164	(28)	(17)
Benefits, claims, losses and settlement expenses	136	150	(14)	(9)
Amortization of deferred acquisition costs	78	(41)	119	NM
Interest and debt expense	9	10	(1)	(10)
General and administrative expense	58	57	1	2
Total expenses	527	444	83	19
Operating earnings	$128	$205	$(77)	(38)%
NM Not Meaningful.
Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), decreased $77 million, or 38%, to $128 million for the three months ended September 30, 2014 compared to $205 million for the prior year period primarily due to the impact of unlocking partially offset by market appreciation. The impact of unlocking was a decrease to pretax operating income of $22 million for the third quarter of 2014 compared to an increase of $60 million for the prior year period. In addition, the impact on DAC and DSIC from actual versus expected market performance based on our view of bond and equity performance was an expense of $6 million for the third quarter of 2014 compared to an benefit of $13 million for the prior year period as a result of less favorable equity market returns and bond fund returns compared to the prior year period.
RiverSource variable annuity account balances increased 5% to $76.1 billion at September 30, 2014 compared to the prior year period due to market appreciation, partially offset by net outflows of $1.6 billion. RiverSource fixed annuity account balances declined 8% to $12.4 billion at September 30, 2014 compared to the prior year period reflecting elevated surrenders on products sold through third parties where crediting rates have been reset. This decline was offset by the change in crediting rates, which decreased the level of spread compression in the third quarter of 2014. Approximately 98% of the five-year guarantee block totaling $4.1 billion has been re-priced as of September 30, 2014.

AMERIPRISE FINANCIAL, INC.

Net Revenues
Net revenues, which exclude net realized gains or losses, increased $6 million, or 1%, to $655 million for the three months ended September 30, 2014 compared to $649 million for the prior year period primarily due to higher management and financial advice fees and other revenues, partially offset by a decrease in net investment income.
Management and financial advice fees increased $12 million, or 7%, to $191 million for the three months ended September 30, 2014 compared to $179 million for the prior year period due to higher fees on variable annuities driven by higher separate account balances. Average variable annuity account balances increased $5.2 billion, or 8%, compared to the prior year period due to market appreciation, partially offset by net outflows.
Distribution fees increased $5 million, or 6%, to $91 million for the three months ended September 30, 2014 compared to $86 million for the prior year period due to higher fees on variable annuities driven by higher separate account balances.
Net investment income, which excludes net realized gains or losses, decreased $25 million, or 10%, to $235 million for the three months ended September 30, 2014 compared to $260 million for the prior year period primarily reflecting a decrease of approximately $11 million from lower invested assets due to fixed annuity net outflows and approximately $15 million from lower interest rates.
Other revenues increased $15 million, or 15%, to $112 million for the three months ended September 30, 2014 compared to $97 million for the prior year period due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date, as well as higher average fee rates.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) increased $83 million, or 19%, to $527 million for the three months ended September 30, 2014 compared to $444 million for the prior year period primarily due to an increase in amortization of DAC, partially offset by a decrease in interest credited to fixed accounts and benefits, claims, losses and settlement expenses.
Interest credited to fixed accounts decreased $28 million, or 17%, to $136 million for the three months ended September 30, 2014 compared to $164 million for the prior year period driven by lower average fixed annuity account balances and a lower average crediting rate on interest sensitive fixed annuities. Average fixed annuity account balances decreased $1.0 billion, or 7%, to $12.5 billion for the three months ended September 30, 2014 compared to the prior year period due to net outflows reflecting elevated surrenders on products sold through third parties where rates have reset. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.0% for the three months ended September 30, 2014 compared to 3.6% for the prior year period reflecting the re-pricing of the five-year guarantee block.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), decreased $14 million, or 9%, to $136 million for the three months ended September 30, 2014 compared to $150 million for the prior year period primarily due to the impact of unlocking partially offset by the impact on DSIC from actual versus expected market performance based on our view of bond and equity market performance and an increase in expense of $5 million related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date. Benefits, claims, losses and settlement expenses for the third quarter of 2014 included a $5 million expense from unlocking primarily reflecting the difference between our previously assumed interest rates versus the continued low interest rate environment, partially offset by a benefit from updating our variable annuity living benefit withdrawal utilization assumption. Benefits, claims, losses and settlement expenses for the prior year period included a $21 million expense from unlocking primarily reflecting the impact of variable annuity model changes. The impact on DSIC from actual versus expected market performance based on our view of bond and equity performance was an expense of $1 million for the third quarter of 2014 compared to a benefit of $3 million for the prior year period as a result of less favorable equity market returns and bond fund returns compared to the prior year period.
Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed benefits, increased $119 million to a $78 million expense for the three months ended September 30, 2014 compared to a $41 million benefit for the prior year period primarily reflecting the impact of unlocking and the impact on DAC from actual versus expected market performance based on our view of bond and equity market performance. Amortization of DAC for the third quarter of 2014 included a $17 million expense from unlocking primarily driven by the difference between our previously assumed interest rates versus the continued low interest rate environment, partially offset by favorable persistency and mortality experience and a benefit from updating our variable annuity living benefit withdrawal utilization assumption. Amortization of DAC for the prior year period included an $81 million benefit from unlocking primarily driven by the impact of assumed interest rates and changes in assumed policyholder behavior. The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was an expense of $5 million for the third quarter of 2014 compared to a benefit of $10 million for the prior year period as a result of less favorable equity market returns and bond fund returns compared to the prior year period.

AMERIPRISE FINANCIAL, INC.

Protection
Our Protection segment offers a variety of products to address the protection and risk management needs of our retail clients including life, disability income and property-casualty insurance. Life and disability income products are primarily provided through our advisors. Our property-casualty products are sold primarily through affinity relationships. We issue insurance policies through our life insurance and property casualty subsidiaries. The primary sources of revenues for this segment are premiums, fees and charges we receive to assume insurance-related risk. We earn net investment income on owned assets supporting insurance reserves and capital supporting the business. We also receive fees based on the level of assets supporting variable universal life (“VUL”) separate account balances. This segment earns intersegment revenues from fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the VUL contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment.
The following table presents the results of operations of our Protection segment on an operating basis:

	Three Months Ended September 30,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$14	$15	$(1)	(7)%
Distribution fees	24	22	2	9
Net investment income	111	110	1	1
Premiums	329	301	28	9
Other revenues	75	87	(12)	(14)
Total revenues	553	535	18	3
Banking and deposit interest expense	—	—	—	—
Total net revenues	553	535	18	3
Expenses
Distribution expenses	14	16	(2)	(13)
Interest credited to fixed accounts	39	40	(1)	(3)
Benefits, claims, losses and settlement expenses	338	317	21	7
Amortization of deferred acquisition costs	26	26	—	—
Interest and debt expense	6	6	—	—
General and administrative expense	64	62	2	3
Total expenses	487	467	20	4
Operating earnings	$66	$68	$(2)	(3)%
Our Protection segment pretax operating income, which excludes net realized gains or losses and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $2 million, or 3%, to $66 million for the three months ended September 30, 2014 compared to $68 million for the prior year period primarily due to the impact of unlocking offset by higher auto and home earnings.
Net Revenues
Net revenues, which exclude net realized gains or losses and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $18 million, or 3%, to $553 million for the three months ended September 30, 2014 compared to $535 million for the prior year period due to growth in auto and home premiums partially offset by the impact of unlocking.
Premiums increased $28 million, or 9%, to $329 million for the three months ended September 30, 2014 compared to $301 million for the prior year period primarily due to growth in auto and home premiums driven by an 11% increase in auto and home policies in force compared to the prior year period.
Other revenues decreased $12 million, or 14%, to $75 million for the three months ended September 30, 2014 compared to $87 million for the prior year period due to a $29 million unfavorable impact from unlocking in the third quarter of 2014 compared to an $18 million unfavorable impact in the prior year period. The primary driver of the unlocking impact to other revenues in both periods was lower projected gains on reinsurance contracts resulting from favorable mortality experience.

AMERIPRISE FINANCIAL, INC.

Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization), increased $20 million, or 4%, to $487 million for the three months ended September 30, 2014 compared to $467 million for the prior year period primarily due to higher expenses related to our auto and home business and the impact of unlocking.
Benefits, claims, losses and settlement expenses increased $21 million, or 7%, to $338 million for the three months ended September 30, 2014 compared to $317 million for the prior year period due to the impact of unlocking and higher auto and home claim and claim adjustment expense reflecting the impact of growth in exposures due to a 11% increase in policies in force compared to the prior year period. Catastrophe losses were flat for the three months ended September 30, 2014 compared to the prior year period. The impact of unlocking was a $1 million expense in the third quarter of 2014 primarily driven by the difference between our previously assumed interest rates versus the continued low interest rate environment, partially offset by favorable mortality experience. The impact of unlocking was a $4 million benefit in the prior year period primarily driven by favorable mortality experience.

Corporate & Other
Our Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment also includes revenues and expenses of CIEs, which are excluded on an operating basis.
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Three Months Ended September 30,
	2014	2013	Change
	(in millions)
Revenues
Net investment income (loss)	$(3)	$(1)	$(2)	NM
Other revenues	2	2	—	—%
Total revenues	(1)	1	(2)	NM
Banking and deposit interest expense	—	—	—	—
Total net revenues	(1)	1	(2)	NM
Expenses
Distribution expenses	1	—	1	—
Interest and debt expense	3	3	—	—
General and administrative expense	48	43	5	12
Total expenses	52	46	6	13
Operating loss	$(53)	$(45)	$(8)	(18)%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized gains or losses, the impact of consolidating CIEs and integration/restructuring charges. Our Corporate & Other segment pretax operating loss increased $8 million, or 18%, to $53 million for the three months ended September 30, 2014 compared to $45 million for the prior year period. Our Corporate & Other segment results for the third quarter 2014 included higher expenses primarily related to higher year over year performance based compensation and an incremental increase to a provision for potential resolution of a regulatory matter which was recorded during the second quarter.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Nine Months Ended September 30, 2014 and 2013
The following table presents our consolidated results of operations:

	Nine Months Ended September 30,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$4,321	$3,856	$465	12%
Distribution fees	1,410	1,323	87	7
Net investment income	1,332	1,431	(99)	(7)
Premiums	1,026	949	77	8
Other revenues	1,111	718	393	55
Total revenues	9,200	8,277	923	11
Banking and deposit interest expense	21	24	(3)	(13)
Total net revenues	9,179	8,253	926	11
Expenses
Distribution expenses	2,409	2,161	248	11
Interest credited to fixed accounts	529	600	(71)	(12)
Benefits, claims, losses and settlement expenses	1,414	1,391	23	2
Amortization of deferred acquisition costs	281	153	128	84
Interest and debt expense	237	194	43	22
General and administrative expense	2,320	2,263	57	3
Total expenses	7,190	6,762	428	6
Income from continuing operations before income tax provision	1,989	1,491	498	33
Income tax provision	441	395	46	12
Income from continuing operations	1,548	1,096	452	41
Income (loss) from discontinued operations, net of tax	(1)	(1)	—	—
Net income	1,547	1,095	452	41
Less: Net income attributable to noncontrolling interests	353	57	296	NM
Net income attributable to Ameriprise Financial	$1,194	$1,038	$156	15%
NM Not Meaningful.
Overall
Income from continuing operations before income tax provision increased $498 million, or 33%, to $2.0 billion for the nine months ended September 30, 2014 compared to $1.5 billion for the prior year period primarily reflecting the impact of market appreciation, wrap account net inflows, a $40 million benefit from policyholder movement of investments in Portfolio Navigator (traditional asset allocation) funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer (managed volatility) funds, an increase in net income attributable to noncontrolling interests and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), partially offset by a $109 million decrease from unlocking, the negative impact from spread compression in our interest sensitive product lines, asset management net outflows, higher weather-related losses, an increase in auto liability reserves and a $30 million gain on the sale of Threadneedle’s strategic business investment in Cofunds in the second quarter of 2013. The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $60 million for the nine months ended September 30, 2014, which included a $2 million expense associated with policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds, compared to an expense of $66 million for the prior year period, which included a $17 million benefit associated with unlocking. The negative impact on earnings from spread compression in our interest sensitive product lines was approximately $28 million pretax for the nine months ended September 30, 2014 compared to the prior year period.

AMERIPRISE FINANCIAL, INC.

The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking and model changes for the nine months ended September 30:

Pretax Increase (Decrease)	2014	2013
	(in millions)
Other revenues	$(29)	$(18)

Benefits, claims, losses and settlement expenses	6	(5)
Amortization of DAC	8	(79)
Total expenses	14	(84)
Total (1)	$(43)	$66
(1) Includes a $17 million net benefit related to the market impact on variable annuity guaranteed benefits for the nine months ended September 30, 2013.
Net Revenues
Net revenues increased $926 million, or 11%, to $9.2 billion for the nine months ended September 30, 2014 compared to $8.3 billion for the prior year period primarily due to higher management and financial advice fees and other revenues.
Management and financial advice fees increased $465 million, or 12%, to $4.3 billion for the nine months ended September 30, 2014 compared to $3.9 billion for the prior year period primarily due to higher asset-based fees driven by an increase in average AUM. Average AUM increased $65.5 billion, or 11%, compared to the prior year period primarily due to market appreciation and wrap account net inflows, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section below.
Distribution fees increased $87 million, or 7%, to $1.4 billion for the nine months ended September 30, 2014 compared to $1.3 billion for the prior year period due to higher client assets.
Net investment income decreased $99 million, or 7%, to $1.3 billion for the nine months ended September 30, 2014 compared to $1.4 billion for the prior year period primarily due to a $80 million decrease in investment income on fixed maturities driven by low interest rates, a $9 million decrease associated with affordable housing partnerships and a $7 million decrease in net investment income of CIE’s.
Premiums increased $77 million, or 8%, to $1.0 billion for the nine months ended September 30, 2014 compared to $949 million for the prior year period primarily due to growth in auto and home premiums driven by continued new policy sales growth, primarily from our affinity relationships with Costco and Progressive. Auto and home policies in force increased 11% compared to the prior year period.
Other revenues increased $393 million, or 55%, to $1.1 billion for the nine months ended September 30, 2014 compared to $718 million for the prior year period due to a $346 million increase in other revenues of CIEs and higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date, as well as higher average fee rates, partially offset by the impact of unlocking. Other revenues for the nine months ended September 30, 2014 included a $29 million negative impact from unlocking compared to an $18 million negative impact in the prior year period. The primary driver of the unlocking impact to other revenues in both periods was lower projected gains on reinsurance contracts resulting from favorable mortality experience.
Expenses
Total expenses increased $428 million, or 6%, to $7.2 billion for the nine months ended September 30, 2014 compared to $6.8 billion for the prior year period primarily due to increases in distribution expenses and amortization of DAC.
Distribution expenses increased $248 million, or 11%, to $2.4 billion for the nine months ended September 30, 2014 compared to $2.2 billion for the prior year period driven by higher compensation due to growth in assets under management. See our discussion on the changes in AUM in our segment results of operations section below.
Interest credited to fixed accounts decreased $71 million, or 12%, to $529 million for the nine months ended September 30, 2014 compared to $600 million for the prior year period driven by lower average fixed annuity account balances and a lower average crediting rate on interest sensitive fixed annuities. Average fixed annuity account balances decreased $827 million, or 6%, to $12.8 billion for the nine months ended September 30, 2014 compared to the prior year period due to net outflows reflecting elevated surrenders on products sold through third parties where rates have reset. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.1% for the nine months ended September 30, 2014 compared to 3.6% for the prior year period reflecting the re-pricing of the five-year guarantee block. See additional discussion on the re-pricing in the Annuities segment.

AMERIPRISE FINANCIAL, INC.

Benefits, claims, losses and settlement expenses increased $23 million, or 2%, to $1.4 billion for the nine months ended September 30, 2014 compared to $1.4 billion for the prior year period primarily reflecting the following items:

•
The nine months ended September 30, 2014 included a $6 million expense from unlocking, which included nil related to the market impact on variable annuity guaranteed benefits. The prior year period included a $5 million benefit from unlocking, which included a $22 million benefit related to the market impact on variable annuity guaranteed benefits. The market impact on variable annuity guaranteed benefits is discussed below. The unlocking impact for the nine months ended September 30, 2014 reflected the difference between our previously assumed interest rates versus the continued low interest rate environment, partially offset by a benefit from updating our variable annuity living benefit withdrawal utilization assumption. The unlocking impact for the prior year period reflected the impact of assumed interest rates and changes in assumed policyholder behavior, partially offset by the impact of variable annuity model changes.

•
A $99 million increase in expense related to our auto and home business driven by higher claim and claim adjustment expense reflecting the impact of growth in exposures due to a 7% increase in gross new policies, an increase in catastrophe losses due to severe weather and a $30 million increase in auto liability reserves in the first quarter of 2014 based upon additional analysis and information regarding continued adverse development of bodily injury claims associated with prior accident years. Catastrophe losses were $56 million for the nine months ended September 30, 2014 compared to $35 million for the prior year period.

•
A $21 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•
A $48 million decrease in expenses from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds, which included a $2 million expense related to the market impact on variable annuity guaranteed benefits. See additional discussion in the Annuities segment.

•	A decrease in expense compared to the prior year period due to an $8 million increase in disability income reserves in the second quarter of 2013 related to prior periods.

•	A $248 million decrease in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits.

•
A $234 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. The $234 million increase was the result of an unfavorable $1.9 billion change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $1.7 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits and no difference in the DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rates were down in 2014 and up in 2013 resulting in an unfavorable change in the variable annuity guaranteed living benefits liability, partially offset by a favorable change in the related hedge assets.

•
Equity market and volatility impacts on the hedge assets resulted in a smaller increase in expense in 2014 compared to 2013. This benefit was partially offset by an unfavorable change in 2014 compared to 2013 from equity market and volatility impacts on the related variable annuity guaranteed living benefits liability.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net favorable impact compared to the prior year period.

Amortization of DAC increased $128 million, or 84%, to $281 million for the nine months ended September 30, 2014 compared to $153 million for the prior year period primarily reflecting the following items:

•
Amortization of DAC for the nine months ended September 30, 2014 included an $8 million expense from unlocking, primarily driven by the difference between our previously assumed interest rates versus the continued low interest rate environment, partially offset by favorable persistency and mortality experience and a benefit from updating our variable annuity living benefit withdrawal utilization assumption. Amortization of DAC for the prior year period included a $79 million benefit from unlocking, which included a $5 million expense related to the DAC offset to the market impact on variable annuity guaranteed benefits, primarily driven by the impact of assumed interest rates and changes in assumed policyholder behavior.

•
An $8 million expense related to the DAC offset to the benefit from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds.

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was a benefit of $3 million for the nine months ended September 30, 2014 compared to a benefit of $11 million for the prior year period.

Interest and debt expense increased $43 million, or 22%, to $237 million for the nine months ended September 30, 2014 compared to $194 million for the prior year period primarily due to a $31 million increase in interest and debt expense of CIEs, as well as

AMERIPRISE FINANCIAL, INC.

expenses related to the early redemption of our senior notes due 2039 in the second quarter of 2014 and higher average outstanding debt balances.
General and administrative expenses increased $57 million, or 3%, to $2.3 billion for the nine months ended September 30, 2014 compared to $2.3 billion for the prior year period primarily due to provisions for regulatory reserves in the second quarter of 2014, higher performance driven compensation, investments in the business and an $8 million increase in general and administrative expenses of CIEs.
Income Taxes
Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 22.2% for the nine months ended September 30, 2014 compared to 26.4% for the prior year period. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 26.9% for the nine months ended September 30, 2014 compared to 27.5% for the prior year period. The effective tax rate for the nine months ended September 30, 2014 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits, as well as a $17 million benefit in the first quarter of 2014 related to the completion of an IRS audit.
In July 2014, the IRS issued a Directive with respect to the hedging of variable annuity guaranteed minimum benefits. The Directive provides an elective safe harbor method of tax accounting for hedge gains and losses related to variable annuity guaranteed benefits. On October 8, 2014, we filed with the IRS an application for change in accounting method, to conform, in part, to the Directive. If accepted by the IRS, the change in accounting method could have a material impact on our current and deferred income tax balances.

Results of Operations by Segment for the Nine Months Ended September 30, 2014 and 2013
Operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Operating earnings should not be viewed as a substitute for GAAP income from continuing operations before income tax provision. We believe the presentation of segment operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 17 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of operating earnings.
The following table presents summary financial information by segment:

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Advice & Wealth Management
Net revenues	$3,557	$3,168
Expenses	2,977	2,736
Operating earnings	$580	$432
Asset Management
Net revenues	$2,490	$2,345
Expenses	1,900	1,841
Operating earnings	$590	$504
Annuities
Net revenues	$1,942	$1,908
Expenses	1,468	1,451
Operating earnings	$474	$457
Protection
Net revenues	$1,687	$1,622
Expenses	1,471	1,360
Operating earnings	$216	$262
Corporate & Other
Net revenues	$3	$8
Expenses	186	163
Operating loss	$(183)	$(155)

AMERIPRISE FINANCIAL, INC.

The following table presents the segment pretax operating impacts on our revenues and expenses attributable to unlocking and model changes:

	Nine Months Ended September 30,
Segment Pretax Operating Increase (Decrease)	2014		2013
	Annuities	Protection	Annuities	Protection
	(in millions)
Other revenues	$—	$(29)	$—	$(18)

Benefits, claims, losses and settlement expenses	5	1	21	(4)
Amortization of DAC	17	(9)	(81)	(3)
Total expenses	22	(8)	(60)	(7)
Total	$(22)	$(21)	$60	$(11)

Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the nine months ended September 30:

	2014	2013
	(in billions)
Beginning balance	$153.5	$124.6
Net flows (1)	11.1	10.2
Market appreciation and other (1)	4.6	9.3
Ending balance	$169.2	$144.1

Average balance (2)	$162.3	$135.2
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

Wrap account assets increased $15.7 billion, or 10%, during the nine months ended September 30, 2014 due to net inflows of $11.1 billion and market appreciation and other of $4.6 billion. Average wrap account assets increased $27.1 billion, or 20%, compared to the prior year period due to net inflows and market appreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Nine Months Ended September 30,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$1,780	$1,496	$284	19%
Distribution fees	1,642	1,557	85	5
Net investment income	101	94	7	7
Other revenues	55	45	10	22
Total revenues	3,578	3,192	386	12
Banking and deposit interest expense	21	24	(3)	(13)
Total net revenues	3,557	3,168	389	12
Expenses
Distribution expenses	2,183	1,948	235	12
Interest and debt expense	5	4	1	25
General and administrative expense	789	784	5	1
Total expenses	2,977	2,736	241	9
Operating earnings	$580	$432	$148	34%

AMERIPRISE FINANCIAL, INC.

Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized gains or losses, increased $148 million, or 34%, to $580 million for the nine months ended September 30, 2014 compared to $432 million for the prior year period primarily due to strong growth in wrap account assets and continued expense management, partially offset by the impact of low interest rates. The negative impact of lower spreads on cash sweep accounts and certificates was approximately $9 million compared to the prior year period. Pretax operating margin was 16.3% for the nine months ended September 30, 2014 compared to 13.6% for the prior year period.
Net Revenues
Net revenues exclude net realized gains or losses. Net revenues increased $389 million, or 12%, to $3.6 billion for the nine months ended September 30, 2014 compared to $3.2 billion for the prior year period primarily reflecting wrap account net inflows and market appreciation, partially offset by the negative impact of low interest rates. Operating net revenue per branded advisor increased to $367,000 for the nine months ended September 30, 2014, up 13%, from $324,000 the prior year period driven primarily by asset growth. Total branded advisors were 9,696 at September 30, 2014 compared to 9,761 at September 30, 2013.
Management and financial advice fees increased $284 million, or 19%, to $1.8 billion for the nine months ended September 30, 2014 compared to $1.5 billion for the prior year period driven by growth in wrap account assets. Average wrap account assets increased $27.1 billion, or 20%, compared to the prior year period due to net inflows and market appreciation. See our discussion of the changes in wrap account assets above.
Distribution fees increased $85 million, or 5%, to $1.6 billion for the nine months ended September 30, 2014 compared to $1.6 billion for the prior year period primarily due to higher client assets.
Expenses
Total expenses increased $241 million, or 9%, to $3.0 billion for the nine months ended September 30, 2014 compared to $2.7 billion for the prior year period due to a $235 million increase in distribution expenses driven by higher compensation due to growth in client assets.

Asset Management
In aggregate, we voluntarily waived fees of $9 million for both the nine months ended September 30, 2014 and 2013. See our discussion on fee waivers within our Asset Management Results of Operations for the three months ended September 30, 2014.
The following table presents ending balances and average managed assets:

					Average(1)
	September 30,				Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
	(in billions)				(in billions)
Columbia managed assets	$357.6	$345.0	$12.6	4%	$358.6	$339.4	$19.2	6%
Threadneedle managed assets	150.4	137.4	13.0	9	151.5	129.9	21.6	17
Less: Sub-advised eliminations	(3.2)	(3.1)	(0.1)	(3)	(3.4)	(2.9)	(0.5)	(17)
Total managed assets	$504.8	$479.3	$25.5	5%	$506.7	$466.4	$40.3	9%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents managed asset net flows:

	Nine Months Ended September 30,
	2014	2013	Change
	(in billions)
Columbia managed asset net flows	$(4.8)	$(11.8)	$7.0	59%
Threadneedle managed asset net flows	1.1	(0.3)	1.4	NM
Less: Sub-advised eliminations	0.1	(0.1)	0.2	NM
Total managed asset net flows	$(3.6)	$(12.2)	$8.6	70%
NM Not Meaningful.

AMERIPRISE FINANCIAL, INC.

The following table presents managed assets by type:

					Average(1)
	September 30,				Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
	(in billions)
Equity	$277.3	$254.7	$22.6	9%	$279.0	$240.4	$38.6	16%
Fixed income	194.6	197.8	(3.2)	(2)	196.3	200.6	(4.3)	(2)
Money market	6.6	6.6	—	—	6.6	6.3	0.3	5
Alternative	7.0	6.1	0.9	15	6.9	6.4	0.5	8
Hybrid and other	19.3	14.1	5.2	37	17.9	12.7	5.2	41
Total managed assets	$504.8	$479.3	$25.5	5%	$506.7	$466.4	$40.3	9%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following tables present the changes in Columbia and Threadneedle managed assets:

	Nine Months Ended September 30,
	2014	2013
	(in billions)
Columbia Managed Assets Rollforward
Retail Funds
Beginning assets	$239.4	$216.3
Mutual fund inflows	26.4	28.4
Mutual fund outflows	(34.6)	(38.1)
Net VP/VIT fund flows	(0.6)	(0.4)
Net new flows	(8.8)	(10.1)
Reinvested dividends	4.4	3.4
Net flows	(4.4)	(6.7)
Distributions	(5.3)	(4.0)
Market appreciation and other	7.4	25.0
Total ending assets	237.1	230.6

Institutional
Beginning assets	75.6	72.4
Inflows	14.6	15.0
Outflows	(15.5)	(19.6)
Net flows	(0.9)	(4.6)
Market appreciation and other	3.3	4.9
Total ending assets	78.0	72.7

Alternative
Beginning assets	5.6	5.7
Inflows	1.1	0.9
Outflows	(0.6)	(1.4)
Net flows	0.5	(0.5)
Market appreciation and other	0.1	0.2
Total ending assets	6.2	5.4
Affiliated General Account Assets	36.3	36.3
Total Columbia managed assets	$357.6	$345.0
Total Columbia net flows	$(4.8)	$(11.8)

AMERIPRISE FINANCIAL, INC.

	Nine Months Ended September 30,
	2014	2013
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$50.6	$39.1
Mutual fund inflows	17.7	17.3
Mutual fund outflows	(19.7)	(14.1)
Net new flows	(2.0)	3.2
Reinvested dividends	0.1	—
Net flows	(1.9)	3.2
Distributions	(0.4)	(0.3)
Market appreciation	—	3.6
Foreign currency translation (1)	(0.8)	0.2
Other	0.8	0.5
Total ending assets	48.3	46.3

Institutional
Beginning assets	96.1	87.6
Inflows	11.5	5.5
Outflows	(8.4)	(8.9)
Net flows	3.1	(3.4)
Market appreciation	1.8	4.2
Foreign currency translation (1)	(1.8)	(0.2)
Other	2.2	2.1
Total ending assets	101.4	90.3

Alternative
Beginning assets	0.8	1.0
Inflows	—	—
Outflows	(0.1)	(0.1)
Net flows	(0.1)	(0.1)
Market depreciation	—	(0.1)
Foreign currency translation (1)	—	—
Total ending assets	0.7	0.8
Total Threadneedle managed assets	$150.4	$137.4
Total Threadneedle net flows	$1.1	$(0.3)
(1) Amounts represent British Pound to US dollar conversion.
Total segment AUM increased $4.0 billion, or 1%, during the nine months ended September 30, 2014 driven by market appreciation. Total segment AUM net outflows were $3.6 billion for the nine months ended September 30, 2014. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.
Columbia managed assets increased $0.9 billion during the nine months ended September 30, 2014 primarily due to market appreciation, partially offset by net outflows. Total Columbia net outflows were $4.8 billion for the nine months ended September 30, 2014. Columbia retail funds decreased $2.3 billion, or 1%, during the nine months ended September 30, 2014 primarily due to net outflows and distributions, partially offset by market appreciation. Columbia retail net outflows of $4.4 billion during the nine months ended September 30, 2014 included $8.8 billion of outflows, partially offset by $4.4 billion of reinvested dividends, some of which was related to normal seasonal increases in the second quarter from funds underlying our variable annuity products. Columbia retail net new outflows for the nine months ended September 30, 2014 included $3.8 billion of outflows in the defined contribution/

AMERIPRISE FINANCIAL, INC.

investment only channel, $1.0 billion of outflows from a former parent affiliated distribution relationship, $1.1 billion of outflows in the RIA channel and $0.5 billion of outflows from a third party sub-advisor. Columbia institutional AUM increased $2.4 billion, or 3%, during the nine months ended September 30, 2014 due to market appreciation, partially offset by net outflows of $0.9 billion. Outflows reflect former parent affiliated distribution and former parent influenced mandates, partially offset by third party institutional inflows.
Threadneedle managed assets increased $3.0 billion, or 2%, during the nine months ended September 30, 2014 due to net inflows and market appreciation, partially offset by a negative impact of foreign currency translation. Threadneedle retail funds decreased $2.4 billion, or 5%, during the nine months ended September 30, 2014 primarily due to net outflows and the negative impact of foreign currency translation. Threadneedle retail net outflows were $1.9 billion reflecting approximately $4.1 billion of outflows from the U.S. equities product where we had a portfolio manager change earlier in the year offset by otherwise strong underlying net inflows. Threadneedle institutional AUM increased $5.3 billion, or 6%, during the nine months ended September 30, 2014 primarily due to net inflows and a market appreciation, partially offset by a negative impact of foreign currency translation. Threadneedle institutional net inflows of $3.1 billion during the nine months ended September 30, 2014 included a $5.6 billion mandate from a leading UK wealth management firm to manage assets in a Strategic Managed fund, partially offset by $2.6 billion of outflows from legacy insurance assets.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Nine Months Ended September 30,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$2,093	$1,944	$149	8%
Distribution fees	368	348	20	6
Net investment income	24	50	(26)	(52)
Other revenues	5	5	—	—
Total revenues	2,490	2,347	143	6
Banking and deposit interest expense	—	2	(2)	NM
Total net revenues	2,490	2,345	145	6
Expenses
Distribution expenses	863	827	36	4
Amortization of deferred acquisition costs	12	13	(1)	(8)
Interest and debt expense	19	17	2	12
General and administrative expense	1,006	984	22	2
Total expenses	1,900	1,841	59	3
Operating earnings	$590	$504	$86	17%
NM Not Meaningful.
Our Asset Management segment pretax operating earnings, which exclude net realized gains or losses, increased $86 million, or 17%, to $590 million for the nine months ended September 30, 2014 compared to $504 million for the prior year period reflecting equity market appreciation, partially offset by the impact of net outflows in prior periods and a $30 million gain on the sale of Threadneedle’s strategic business investment in Cofunds in the prior year period.
Net Revenues
Net revenues, which exclude net realized gains or losses, increased $145 million, or 6%, to $2.5 billion for the nine months ended September 30, 2014 compared to $2.3 billion for the prior year period driven by an increase in management and financial advice fees, partially offset by a decrease in net investment income.
Management and financial advice fees increased $149 million, or 8%, to $2.1 billion for the nine months ended September 30, 2014 compared to $1.9 billion for the prior year period primarily due to an increase in assets under management. Average assets under management increased 9% compared to the prior year period driven by equity market appreciation, partially offset by net outflows. See our discussion above on the changes in assets under management.
Distribution fees increased $20 million, or 6%, to $368 million for the nine months ended September 30, 2014 compared to $348 million for the prior year period primarily due to higher assets levels due to market appreciation, partially offset by the impact of net outflows.

AMERIPRISE FINANCIAL, INC.

Net investment income decreased $26 million, or 52%, to $24 million for the nine months ended September 30, 2014 compared to $50 million for the prior year period due to a $30 million gain on the sale of Threadneedle’s investment in Cofunds in the prior year period.
Expenses
Total expenses increased $59 million, or 3%, to $1.9 billion for the nine months ended September 30, 2014 compared to $1.8 billion for the prior year period primarily due to an increase in distribution expenses and an increase in general and administrative expense.
Distribution expenses increased $36 million, or 4%, to $863 million for the three months ended September 30, 2014 compared to $827 million for the prior year period primarily due to higher average retail fund assets, partially offset by net outflows.
General and administrative expense increased $22 million, or 2%, to $1.0 billion for the three months ended September 30, 2014 compared to $984 million for the prior year period due to higher performance driven compensation, negative impacts of foreign exchange rates and investments in the business, partially offset by lower expenses as a result of net outflows for the period.

Annuities
The following table presents the results of operations of our Annuities segment on an operating basis:

	Nine Months Ended September 30,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$563	$523	$40	8%
Distribution fees	270	252	18	7
Net investment income	711	784	(73)	(9)
Premiums	84	81	3	4
Other revenues	314	268	46	17
Total revenues	1,942	1,908	34	2
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,942	1,908	34	2
Expenses
Distribution expenses	326	307	19	6
Interest credited to fixed accounts	423	490	(67)	(14)
Benefits, claims, losses and settlement expenses	335	396	(61)	(15)
Amortization of deferred acquisition costs	183	66	117	NM
Interest and debt expense	28	26	2	8
General and administrative expense	173	166	7	4
Total expenses	1,468	1,451	17	1
Operating earnings	$474	$457	$17	4%
NM Not Meaningful.
Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), increased $17 million, or 4%, to $474 million for the nine months ended September 30, 2014 compared to $457 million for the prior year period due to a benefit from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds and market appreciation partially offset by the impact of unlocking. The impact of unlocking was a decrease to pretax operating income of $22 million for the third quarter of 2014 compared to an increase of $60 million for the prior year period.
During the fourth quarter of 2013, we added Portfolio Stabilizer fund options for our in force variable annuities with living benefit guarantees. During the nine months ended September 30, 2014, approximately $4.1 billion of account value was moved into these funds, exceeding expectations. The resulting earnings benefit for the nine months ended September 30, 2014 was $42 million.
RiverSource variable annuity account balances increased 5% to $76.1 billion at September 30, 2014 compared to the prior year period due to market appreciation, partially offset by net outflows of $1.6 billion. RiverSource fixed annuity account balances declined 8% to $12.4 billion at September 30, 2014 compared to the prior year period reflecting expected elevated surrenders on products sold through third parties where crediting rates have reset. This decline was offset by the change in crediting rates, which decreased the

AMERIPRISE FINANCIAL, INC.

level of spread compression for the nine months ended September 30, 2014. Approximately 98% of the five-year guarantee block totaling $4.1 billion has been re-priced as of September 30, 2014.
Net Revenues
Net revenues, which exclude net realized gains or losses, increased $34 million, or 2%, to $1.9 billion for the nine months ended September 30, 2014 compared to $1.9 billion for the prior year period primarily due to an increase in management and financial advice fees and other revenues partially offset by a decrease in net investment income.
Management and financial advice fees increased $40 million, or 8%, to $563 million for the nine months ended September 30, 2014 compared to $523 million for the prior year period due to higher fees on variable annuities driven by higher separate account balances. Average variable annuity account balances increased $5.1 billion, or 8%, compared to the prior year period due to market appreciation, partially offset by net outflows.
Distribution fees increased $18 million, or 7%, to $270 million for the nine months ended September 30, 2014 compared to $252 million for the prior year period due to higher fees on variable annuities driven by higher separate account balances.
Net investment income, which excludes net realized gains or losses, decreased $73 million, or 9%, to $711 million for the nine months ended September 30, 2014 compared to $784 million for the prior year period primarily reflecting a decrease of approximately $25 million from lower invested assets due to fixed annuity net outflows and approximately $52 million from lower interest rates.
Other revenues increased $46 million, or 17%, to $314 million for the nine months ended September 30, 2014 compared to $268 million for the prior year period due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) increased $17 million, or 1%, to $1.5 billion for the nine months ended September 30, 2014 compared to $1.5 billion for the prior year period primarily due to an increase in amortization of DAC, partially offset by a decrease in interest credited to fixed accounts and benefits, claims, losses and settlement expenses.
Distribution expenses increased $19 million, or 6%, to $326 million for the nine months ended September 30, 2014 compared to $307 million for the prior year period primarily due to higher variable annuity compensation driven by higher variable annuity contact values.
Interest credited to fixed accounts decreased $67 million, or 14%, to $423 million for the nine months ended September 30, 2014 compared to $490 million for the prior year period driven by lower average fixed annuity account balances and a lower average crediting rate on interest sensitive fixed annuities. Average fixed annuity account balances decreased $827 million, or 6%, to $12.8 billion for the nine months ended September 30, 2014 compared to the prior year period due to net outflows reflecting expected elevated surrenders on products sold through third parties where rates have reset. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.1% for the nine months ended September 30, 2014 compared to 3.6% for the prior year period reflecting the re-pricing of the five-year guarantee block.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), decreased $61 million, or 15%, to $335 million for the nine months ended September 30, 2014 compared to $396 million for the prior year period primarily due to a $50 million benefit from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds, partially offset by an increase in expense of $21 million related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and the impact of unlocking. Benefits, claims, losses and settlement expenses for the nine months ended September 30, 2014 included a $5 million expense from unlocking primarily reflecting the difference between our previously assumed interest rates versus the continued low interest rate environment, partially offset by a benefit from updating our variable annuity living benefit withdrawal utilization assumption. Benefits, claims, losses and settlement expenses for the prior year period included a $21 million expense from unlocking primarily reflecting the impact of variable annuity model changes.
Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed benefits, increased $117 million to $183 million for the nine months ended September 30, 2014 compared to $66 million for the prior year period primarily reflecting the impact of unlocking. Amortization of DAC for the nine months ended September 30, 2014 included a $17 million expense from unlocking primarily driven by the difference between our previously assumed interest rates versus the continued low interest rate environment, partially offset by favorable persistency and mortality experience and a benefit from updating our variable annuity living benefit withdrawal utilization assumption. Amortization of DAC for the prior year period included an $81 million benefit from unlocking primarily driven by the impact of assumed interest rates and changes in assumed policyholder behavior. In addition, amortization of DAC for the nine months ended September 30, 2014 included an $8 million expense related to the DAC offset to the benefit from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds.

AMERIPRISE FINANCIAL, INC.

Protection
The following table presents the results of operations of our Protection segment on an operating basis:

	Nine Months Ended September 30,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$44	$43	$1	2%
Distribution fees	69	67	2	3
Net investment income	332	331	1	—
Premiums	954	880	74	8
Other revenues	288	301	(13)	(4)
Total revenues	1,687	1,622	65	4
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,687	1,622	65	4
Expenses
Distribution expenses	44	45	(1)	(2)
Interest credited to fixed accounts	114	108	6	6
Benefits, claims, losses and settlement expenses	1,016	918	98	11
Amortization of deferred acquisition costs	90	86	4	5
Interest and debt expense	20	18	2	11
General and administrative expense	187	185	2	1
Total expenses	1,471	1,360	111	8
Operating earnings	$216	$262	$(46)	(18)%
Our Protection segment pretax operating income, which excludes net realized gains or losses and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $46 million, or 18%, to $216 million for the nine months ended September 30, 2014 compared to $262 million for the prior year period primarily due to lower auto and home earnings.
Net Revenues
Net revenues, which exclude net realized gains or losses and the unearned revenue amortization and reinsurance accrual offset to the market impact on indexed universal life benefits, increased $65 million, or 4%, to $1.7 billion for the nine months ended September 30, 2014 compared to $1.6 billion for the prior year period due to growth in auto and home premiums partially offset by the impact of unlocking.
Premiums increased $74 million, or 8%, to $954 million for the nine months ended September 30, 2014 compared to $880 million for the prior year period primarily due to growth in auto and home premiums driven by continued new policy sales growth, primarily from our affinity relationships with Costco and Progressive. Auto and home policies in force increased 11% compared to the prior year period.
Other revenues decreased $13 million, or 4%, to $288 million for the nine months ended September 30, 2014 compared to $301 million for the prior year period due to a $29 million unfavorable impact from unlocking for the nine months ended September 30, 2014 compared to an $18 million unfavorable impact in the prior year period. The primary driver of the unlocking impact to other revenues in both periods was lower projected gains on reinsurance contracts resulting from favorable mortality experience.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization), increased $111 million, or 8%, to $1.5 billion for the nine months ended September 30, 2014 compared to $1.4 billion for the prior year period primarily due to higher expenses related to our auto and home business and the impact of unlocking.
Benefits, claims, losses and settlement expenses increased $98 million, or 11%, to $1.0 billion for the nine months ended September 30, 2014 compared to $918 million for the prior year period due to the impact of unlocking and higher auto and home claim and claim adjustment expense, partially offset by an $8 million increase in disability income reserves in the second quarter of

AMERIPRISE FINANCIAL, INC.

2013 related to prior periods. The increase in auto and home claim and claim adjustment expense reflected the impact of growth in exposures due to a 7% increase in gross new policies, an increase in catastrophe losses due to severe weather and a $30 million increase in auto liability reserves in the first quarter of 2014 based upon additional analysis and information regarding continued adverse development of bodily injury claims associated with prior accident years. Catastrophe losses were $56 million for the nine months ended September 30, 2014 compared to $35 million for the prior year period. The impact of unlocking was an expense of $1 million for the nine months ended September 30, 2014 primarily driven by the difference between our previously assumed interest rates versus the continued low interest rate environment, partially offset by favorable mortality experience. The impact of unlocking was a benefit of $4 million for the prior year period primarily driven by favorable mortality experience.

Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Nine Months Ended September 30,
	2014	2013	Change
	(in millions)
Revenues
Distribution fees	$1	$1	$—	—%
Net investment income (loss)	(4)	2	(6)	NM
Other revenues	6	5	1	20
Total revenues	3	8	(5)	(63)
Banking and deposit interest expense	—	—	—	—
Total net revenues	3	8	(5)	(63)
Expenses
Distribution expenses	1	1	—	—
Interest and debt expense	16	11	5	45
General and administrative expense	169	151	18	12
Total expenses	186	163	23	14
Operating loss	$(183)	$(155)	$(28)	(18)%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized gains or losses, the impact of consolidating CIEs and restructuring charges. Our Corporate & Other segment pretax operating loss was $183 million for the nine months ended September 30, 2014 compared to $155 million for the prior year period. Our Corporate & Other segment results for the nine months ended September 30, 2014 included higher expenses primarily related to the early redemption of our senior notes due 2039, an incremental increase to a provision for potential resolution of a regulatory matter which was recorded during the second quarter and long-term performance compensation awards.

Market Risk
Our primary market risk exposures are interest rate, equity price, foreign currency exchange rate and credit risk. Equity price and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the spread income generated on our fixed annuities, fixed insurance, brokerage client cash balances, face-amount certificate products and the fixed portion of our variable annuities and variable insurance contracts, the value of DAC and DSIC assets, the value of liabilities for guaranteed benefits associated with our variable annuities and the value of derivatives held to hedge these benefits.
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

AMERIPRISE FINANCIAL, INC.

modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business.
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2015 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $2.6 billion and 3.8%, respectively, as of September 30, 2014. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $6.2 billion and had a weighted average yield of 3.1% as of September 30, 2014. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the nine months ended September 30, 2014 was approximately 2.7%.
The reinvestment of proceeds from maturities, calls and prepayments at rates below the current portfolio yield, which may be below the level of some liability guaranteed minimum interest rates, will have a negative impact to future operating results. To mitigate the unfavorable impact that the low interest rate environment has on our spread income, we assess reinvestment risk in our investment portfolio and monitor this risk in accordance with our asset/liability management framework. In addition, we may reduce the crediting rates on our fixed products when warranted, subject to guaranteed minimums. In the first nine months of 2014, we continued the process of setting lower renewal interest rates for a portion of our fixed annuities that are above the guaranteed minimum interest rates, which helps relieve some of the spread compression caused by low rates. Approximately 98% of the five-year guarantee block totaling $4.1 billion has been re-priced as of September 30, 2014.
The following table presents the account values of fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum crediting rates and the range of the difference between rates credited to contractholders as of September 30, 2014 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at our discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater Than 150 bps above Guaranteed Minimum	Total
Range of Guaranteed Minimum Crediting Rates	(in billions, except percentages)

1% - 1.99%	$0.3	$3.1	$0.4	$0.3	$0.1	$4.2
2% - 2.99%	0.5	0.1	—	—	—	0.6
3% - 3.99%	9.4	0.1	—	—	—	9.5
4% - 5.00%	5.6	—	—	—	—	5.6
Total	$15.8	$3.3	$0.4	$0.3	$0.1	$19.9
Percentage of Account Values That Reset In:
Next 12 months (1)	99%	95%	32%	54%	94%	97%
> 12 months to 24 months (2)	—	1	25	18	6	1
> 24 months (2)	1	4	43	28	—	2
Total	100%	100%	100%	100%	100%	100%
(1) Includes contracts with annual discretionary crediting rate resets and contracts with twelve or less months until the crediting rate becomes discretionary on an annual basis.
(2) Includes contracts with more than twelve months remaining until the crediting rate becomes an annual discretionary rate.

In addition to the fixed rate exposures noted above, RiverSource Life also has the following variable annuity guarantee benefits: guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”). Each of these guaranteed benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying invested assets.
The variable annuity guarantees continue to be managed by utilizing a hedging program which attempts to match the sensitivity of the assets with the sensitivity of the liabilities. This approach works with the premise that matched sensitivities will produce a highly

AMERIPRISE FINANCIAL, INC.

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
We have a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on our statutory surplus and to cover some of the residual risks not covered by other hedging activities. We assess the residual risk under a range of scenarios in creating and executing the macro hedge program. As a means of economically hedging these risks, we use a combination of options and/or swaps. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The macro hedge program could result in additional earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory capital volatility, may not be closely aligned to changes in the variable annuity guarantee embedded derivatives.
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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2014:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(251)	$4	$(247)
DAC and DSIC amortization (2) (3)	(98)	—	(98)
Variable annuity riders:
GMDB and GMIB (3)	(100)	—	(100)
GMWB	(229)	216	(13)
GMAB	(35)	32	(3)
DAC and DSIC amortization (4)	N/A	N/A	3
Total variable annuity riders	(364)	248	(113)
Macro hedge program (5)	—	19	19
Equity indexed annuities	1	(1)	—
Certificates	3	(3)	—
Indexed universal life insurance	14	(18)	(4)
Total	$(695)	$249	$(443)

AMERIPRISE FINANCIAL, INC.

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(45)	$—	$(45)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	653	(722)	(69)
GMAB	24	(27)	(3)
DAC and DSIC amortization (4)	N/A	N/A	11
Total variable annuity riders	677	(749)	(61)
Macro hedge program (5)	—	(32)	(32)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	45	—	45
Brokerage client cash balances	128	—	128
Certificates	(1)	—	(1)
Indexed universal life insurance	23	1	24
Total	$827	$(780)	$58
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

AMERIPRISE FINANCIAL, INC.

Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the obligations of our variable annuity riders and indexed universal life insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2014. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $120 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on September 30, 2014 credit spreads.

Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the nine months ended September 30, 2014. At September 30, 2014, we had $2.9 billion in cash and cash equivalents compared to $2.6 billion at December 31, 2013. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that expires in September 2018. Under the terms of the underlying credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At September 30, 2014, we had no outstanding borrowings under this credit facility and had $2.0 million of outstanding letters of credit. Our junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at September 30, 2014.
On September 18, 2014, the Company issued $550 million of unsecured senior notes due October 15, 2024, and incurred debt issuance costs of $5 million. Interest payments are due semi-annually in arrears on April 15 and October 15, commencing on April 15, 2015.
In May 2014, we issued a notice of redemption for $200 million of our senior notes due 2039. The notes were redeemed on June 16, 2014 pursuant to the terms of the indenture at the principal value plus accrued interest to the redemption date. We recognized an expense for the remaining unamortized debt issuance costs on the notes in the second quarter of 2014.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk from higher levels of expected annuity net cash flows. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both September 30, 2014 and December 31, 2013 was $50 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. As of September 30, 2014 and December 31, 2013, we had $150 million and $450 million, respectively, of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.
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

AMERIPRISE FINANCIAL, INC.

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(in millions)
RiverSource Life(1)(2)	$3,412	$2,747	N/A	$591
RiverSource Life of NY(1)(2)	297	251	N/A	49
IDS Property Casualty(1)(3)	584	531	$194	177
Ameriprise Insurance Company(1)(3)	45	44	2	2
ACC(4)(5)	246	230	227	215
Threadneedle(6)	236	257	207	158
Ameriprise National Trust Bank(7)	18	19	10	10
AFSI(3)(4)	88	78	—	2
Ameriprise Captive Insurance Company(3)	73	62	11	11
Ameriprise Trust Company(3)	26	58	23	56
AEIS(3)(4)	106	100	50	44
RiverSource Distributors, Inc.(3)(4)	13	23	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	19	23	#	#
N/A  Not applicable.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis.
(2) Regulatory capital requirement is based on the statutory risk-based capital filing.
(3) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of September 30, 2014 and December 31, 2013.
(4) Actual capital is determined on an adjusted GAAP basis.
(5) ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.
(6) Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at September 30, 2014 represent management’s assessment at December 31, 2013 of the risk based requirements, as specified by FCA regulations.
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
During the nine months ended September 30, 2014, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.2 billion (including $500 million from RiverSource Life) and contributed cash to its subsidiaries of $17 million. In addition, Threadneedle paid a non-cash dividend of $152 million to the parent holding company consisting of a note receivable. During the nine months ended September 30, 2013, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.3 billion (including $675 million from RiverSource Life) and contributed cash to its subsidiaries of $44 million.

Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $326 million and $307 million for the nine months ended September 30, 2014 and 2013, respectively. On October 28, 2014, we announced a quarterly dividend of $0.58 per common share. The dividend will be paid on November 21, 2014 to our shareholders of record at the close of business on November 10, 2014.
In October 2012, our Board of Directors authorized an expenditure of up to $2.0 billion for the repurchase of shares of our common stock through 2014. In April 2014, our Board of Directors authorized an expenditure of up to an additional $2.5 billion for the repurchase of shares of our common stock through April 28, 2016. As of September 30, 2014, the Company had $2.1 billion remaining under its share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase programs do not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase programs may be made in the open market, through privately negotiated transactions or block trades or other means. During the nine months ended September 30, 2014, we repurchased a total of 9.1 million shares of our common stock at an average price of $114.19 per share.

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
Operating Activities
Net cash provided by operating activities was $2.0 billion for the nine months ended September 30, 2014 compared to net cash provided by operating activities of $1.1 billion for the prior year period. The change in net cash provided by operating activities compared to prior year period was primarily due to a $534 million increase in cash flows related to net sales of investment properties held by CIEs, a $276 million increase in cash flows related to changes in amounts due to brokers and an increase in fee revenue partially offset by related expenses.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash used in investing activities increased $29 million to $172 million for the nine months ended September 30, 2014 compared to $143 million for the prior year period primarily due to a $572 million decrease in proceeds from sales, maturities and repayments of investments by consolidated investment entities and a $970 million decrease in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities, partially offset by a $1.6 billion decrease in cash used for purchases of Available-for-Sale securities.
Financing Activities
Net cash used in financing activities increased $1.4 billion to $1.6 billion for the nine months ended September 30, 2014 compared to $207 million for the prior year period. Cash outflows from policyholder account balances increased $593 million compared to the prior year period. Cash outflows related to investment certificates and banking time deposits increased $127 million compared to the prior period. Cash outflows from changes in short-term borrowings increased $299 million compared to the prior year period as we reduced our borrowings from the FHLB during the nine months ended September 30, 2014. Cash outflows related to repayments of debt increased $200 million due to the redemption of our senior notes due 2039 in the second quarter of 2014.

Contractual Commitments
There have been no material changes to our contractual obligations disclosed in our 2013 10-K.

Off-Balance Sheet Arrangements
We provide asset management services to various collateralized debt obligations and other investment products, which are sponsored by us for the investment of client assets in the normal course of business. Certain of these investment entities are considered to be variable interest entities while others are considered to be voting rights entities. We consolidate certain of these investment entities. For entities that we do not consolidate, our maximum exposure to loss is our investment in the entity, which was not material as of September 30, 2014. We have no obligation to provide further financial or other support to these structured investments nor have we provided any support to these structured investments. See Note 3 to our Consolidated Financial Statements for additional information on our arrangements with structured investments.

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

AMERIPRISE FINANCIAL, INC.

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

AMERIPRISE FINANCIAL, INC.

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
Ameriprise Financial announces financial and other information to investors through the Company’s investor relations website at ir.ameriprise.com, as well as SEC filings, press releases, public conference calls and webcasts. Investors and others interested in the company are encouraged to visit the investor relations website from time to time, as information is updated and new information is posted. The website also allows users to sign up for automatic notifications in the event new materials are posted. The information found on the website is not incorporated by reference into this report or in any other report or document the Company furnishes or files with the SEC.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2014.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of 2014:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2014
Share repurchase program (1)	742,997	$121.76	742,997	$2,353,166,272
Employee transactions (2)	21,301	$120.66	N/A	N/A

August 1 to August 31, 2014
Share repurchase program (1)	971,615	$121.26	971,615	$2,235,346,972
Employee transactions (2)	164,152	$121.99	N/A	N/A

September 1 to September 30, 2014
Share repurchase program (1)	982,403	$125.19	982,403	$2,112,359,653
Employee transactions (2)	201,001	$126.55	N/A	N/A

Totals
Share repurchase program (1)	2,697,015	$122.83	2,697,015
Employee transactions (2)	386,454	$124.29	N/A
	3,083,469		2,697,015
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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	November 3, 2014	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date:	November 3, 2014	By	/s/ David K. Stewart
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

10.1*	Second Amendment to the Ameriprise Advisor Group Deferred Compensation Plan dated August 13, 2014.

10.2*	Third Amendment to the Ameriprise Advisor Group Deferred Compensation Plan dated September 24, 2014.

31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) Consolidated Statements of Operations for the three months and nine months ended September 30, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2014 and 2013; (iii) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.

E-1