Form 10-K
period 2014-12-31
AMERIPRISE FINANCIAL INC
filed 2015-02-24
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Large Accelerated Filer ☒    Accelerated Filer ☐
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value, as of June 30, 2014, of voting shares held by non-affiliates of the registrant was approximately $22.5 billion.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2015
Common Stock (par value $.01 per share)	182,511,452 shares
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 29, 2015 (“Proxy Statement”).

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
Ameriprise Financial is a diversified financial services company with a 120 year history of providing financial solutions. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America’s leader in financial planning and a leading global financial institution with $806 billion in assets under management and administration as of December 31, 2014.
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
Our asset management capabilities are increasingly global in scale, with Columbia Management as the primary provider of products and services in the U.S. and Threadneedle Investments as the primary provider of products and services outside of the U.S. We offer a broad spectrum of investment advice and products to individual, institutional and high-net worth investors. These investment products are primarily provided through third parties, though we also provide our asset management products through our advisor channel. Our underlying asset management philosophy is based on delivering consistently strong, competitive investment performance. The quality and breadth of our asset management capabilities are demonstrated by 118 of our mutual funds being rated as four- and five-star funds by Morningstar.
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
As a diversified financial services firm, we believe our ability to gather assets across the enterprise is best measured by our assets under management and administration metric. At December 31, 2014, we had $806.2 billion in assets under management and administration compared to $771.3 billion as of December 31, 2013. For a more detailed discussion of assets under management and administration see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.
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
We currently use Columbia Management® as the primary brand for our U.S. asset management products and services, including retail and institutional asset management products. Although Columbia Management markets certain of its services internationally, we primarily use our Threadneedle Investments® brand for marketing our asset management products and services outside of the U.S. In January 2015, we announced our intention to rebrand our asset management businesses under a common new global brand - Columbia Threadneedle InvestmentsSM. Our use of this new brand is intended to reinforce the strength of both firms in their established markets of the UK, Europe and the U.S. and to help us grow our presence in key markets including Asia Pacific, Latin America and the Middle East.
We use our RiverSource® brand for our annuity and protection products issued by the RiverSource Life companies, including our life and disability income insurance products.
History and Development
Our company has a more than 120 year history of providing financial solutions designed to help clients achieve their financial objectives. Our earliest predecessor company, Investors Syndicate, was founded in 1894 to provide face-amount certificates to consumers with a need for conservative investments. By 1937, Investors Syndicate had expanded its product offerings through Federal Housing Authority mortgages, and later, mutual funds, by establishing Investors Mutual, one of the pioneers in the mutual fund industry. In 1949, Investors Syndicate was renamed Investors Diversified Services, Inc., or IDS. In 1957, IDS added life insurance products, and later, annuity products, through IDS Life Insurance Company (now known as “RiverSource Life Insurance Company”). In 1972, IDS began to expand its network by delivering investment products directly to clients of unaffiliated financial institutions. IDS also introduced its comprehensive financial planning processes to clients, integrating the identification of client needs with the products and services to address those needs in the 1970s, and it introduced fee-based planning in the 1980s.
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
IDS Property Casualty Insurance Company (“IDS Property Casualty” or “Ameriprise Auto & Home”) provides personal auto, home, travel and excess liability insurance products. Ameriprise Insurance Company, a wholly owned subsidiary of IDS Property Casualty, is also licensed to provide these products. The results of operations of these companies are included in the Protection segment.
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

We are committed to providing our advisors with the resources and support necessary to manage and grow their practices. Our platform offers advisors the flexibility of operating on a commission-based brokerage basis as well as on a fee-based advisory basis. Advisors have access to training and materials reflecting our differentiated financial planning model and Confident Retirement® planning approach, our nationally recognized brand and “Real Questions. Real Answers.” advertising campaign, local marketing support capabilities and our full range of proprietary and non-proprietary product solutions. Our demonstrated financial strength as well as our dedication to our clients also benefits our advisor practices. We expect to continue to invest in the capabilities of and support provided to our advisor platform, with the goal of increasing advisor productivity and improving on our ability to attract and retain advisors.
Our nationwide advisor network consisted of approximately 9,700 advisors as of December 31, 2014, which includes approximately 2,100 employee advisors and 7,600 independent franchisees or employees or contractors of franchisees. Of these advisors, 60% had been with us for more than 10 years, with an average tenure of over 19 years. Among advisors who have been with us for more than 10 years, we have a retention rate of over 95%. We believe our strong advisor retention rate, as well as our ability to recruit experienced advisors, speaks to the value proposition we offer our advisors.
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
Our financial planning clients pay a fee for the receipt of financial planning services. This fee is based on the complexity of a client’s financial and life situation and his or her advisor’s experience. The fee for financial planning services is not based on or related to actual investment performance; however, our clients may elect to pay a consolidated, asset-based advisory account advisory fee for financial planning and managed account services and administration. If clients elect to implement their financial plan with our company, we and our advisors generally receive a sales commission and/or sales load and other revenues for the products that they purchase from us. These commissions, sales loads and other revenues are separate from, and in addition to, the financial planning and advisory fees we and our advisors may receive.
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
Fee-based Investment Advisory Accounts
In addition to purchases of mutual funds and other securities on a stand-alone basis, clients may purchase mutual funds, among other securities, in connection with investment advisory fee-based account programs or services. We currently offer both discretionary and non-discretionary investment advisory accounts. In a discretionary advisory account, we (or an unaffiliated investment advisor) choose the underlying investments in the portfolio on behalf of the client, whereas in a non-discretionary advisory account, clients choose the underlying investments in the portfolio based on their financial advisor’s recommendation. Investors in discretionary and non-discretionary advisory accounts generally pay a fee (for investment advice and other services) based on the assets held in that account as well as any related fees or costs associated with the underlying securities held in that account (e.g., underlying mutual fund operating expenses, investment advisory or related fees, Rule 12b-1 fees, etc.). A significant portion of our affiliated mutual fund sales are made through advisory accounts. Client assets held in affiliated mutual funds in an advisory account generally produce higher revenues to us than client assets held in affiliated mutual funds on a stand-alone basis because, as noted above, we receive an investment advisory fee based on the asset values of the assets held in an advisory account in addition to revenues we normally receive for investment management and/or distribution of the funds included in the account.
We offer several types of investment advisory accounts. We sponsor Ameriprise Strategic Portfolio Service (“SPS”) Advantage, a non-discretionary investment advisory account service, as well as SPS - Advisor, a discretionary investment advisory account service. We also sponsor Ameriprise Separate Accounts (a separately managed account (“SMA”) program), which is a discretionary investment advisory account service through which clients invest in strategies managed by us or by affiliated and non-affiliated investment managers. We offer a similar program on an accommodation basis where clients transfer assets to us and do not maintain an investment management relationship with the manager of those assets. We also sponsor Active Portfolios® investments, a discretionary mutual fund investment advisory account service that offers a number of strategic target allocations based on different risk profiles and tax sensitivities. Additionally, we offer discretionary investment advisory account services through which clients may invest in SMAs, mutual funds and exchange traded funds.
Mutual Fund Offerings
In addition to the Columbia Management family of funds (discussed below in “Our Segments - Asset Management - Product and Service Offerings - U.S. Registered Funds”), we offer mutual funds from nearly 300 mutual fund families representing more than 3,500 mutual funds on our brokerage platform and as part of our investment advisory accounts to provide our clients a broad choice of investment products. In 2014, retail sales of other companies’ mutual funds accounted for the majority of our total retail mutual fund sales. Client assets held in mutual funds of other companies on a stand-alone basis generally produce lower total revenues than client assets held in our own mutual funds, as our Asset Management segment does not earn ongoing investment management fees for assets held in the funds of other companies.

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
Insurance and Annuities
We offer insurance and annuities issued by the RiverSource Life companies (discussed below in “Business - Our Segments - Annuities” and in “Business - Our Segments - Protection”). The RiverSource insurance solutions available to our retail clients include variable and fixed universal life insurance, traditional life insurance and disability income insurance. RiverSource annuities include fixed annuities, as well as variable annuities that allow our clients to choose from a number of underlying investment options, including volatility management options, and to purchase certain guaranteed benefit riders. In addition to RiverSource insurance and annuity products, our advisors offer products of unaffiliated carriers on a limited basis, including variable annuities, life insurance and long term care insurance products issued by a select number of unaffiliated insurance companies.
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
At December 31, 2014, we had $4.2 billion in total certificate reserves underlying our certificate products. Our earnings are based upon the difference, or “spread,” between the interest rates credited to certificate holders and the interest earned on the certificate assets invested. A portion of these earnings is used to compensate the various affiliated entities that provide management, administrative and other services to our company for these products. The certificates compete with investments offered by banks, savings and loan associations, credit unions, mutual funds, insurance companies and similar financial institutions. In times of weak performance in the equity markets, certificate sales are generally stronger. In 2014, advisors’ cash sales of our certificates were $2.4 billion.
Financial Wellness Program
We provide workplace financial planning and educational programs to employees of major corporations, small businesses and school district employees through our Financial Wellness Program. Our Financial Wellness Program helps employees of client companies plan for and achieve their long-term financial objectives and it offers financial planning as an employee benefit supported by educational materials, tools and programs. For example, AFSI has entered into a national Financial Wellness Program with Lowe’s, the world’s second largest home improvement chain. In addition, we provide training and support to financial advisors working on-site at company locations to present educational seminars, conduct one-on-one meetings and participate in client educational events. We also provide financial advice service offerings, such as financial planning and executive financial services, tailored to discrete employee segments.
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
Ameriprise India
In 2014, we discontinued the offering of retail financial planning and distribution services in India.
Our Segments - Asset Management
Our Asset Management segment provides investment advice and investment products to retail, high net worth and institutional clients on a global scale through Columbia Management and Threadneedle. Columbia Management primarily provides products and services in the U.S., and Threadneedle primarily provides products and services internationally. We provide clients with U.S. domestic individual products through unaffiliated third-party financial institutions and through our Advice & Wealth Management segment, and we provide institutional products and services through our institutional sales force. International retail products are primarily distributed through third-party financial institutions and unaffiliated financial advisors. Individual products include U.S. mutual funds and their non-U.S. equivalents, exchange-traded funds (“ETFs”) and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, collateralized loan obligations (“CLOs”), hedge fund strategies, collective funds and property funds. CLOs, hedge fund strategies and certain private funds are often classified as alternative assets. Our Asset Management segment also provides all intercompany asset management services for Ameriprise Financial subsidiaries. The fees for such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management, Annuities and Protection segments. All intersegment activity is eliminated in our consolidated results.
Revenues in the Asset Management segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. We may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. At December 31, 2014, our Asset Management segment had $505.6 billion in managed assets worldwide. Managed assets include managed external client assets and managed owned assets. Managed external client assets include client assets for which we provide investment management services, such as the assets of the Columbia Management and Threadneedle fund families and the assets of institutional clients. Managed external client assets also include assets managed by sub-advisers we select. Our external client assets are not reported on our Consolidated Balance Sheets, although certain investment funds marketed to investors may be consolidated at certain times. See Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on consolidation principles. Managed owned assets include certain assets on our Consolidated Balance Sheets (such as the assets of the general account and the variable product funds held in the separate accounts of our life insurance subsidiaries) for which the Asset Management segment provides management services and receives management fees. For additional details regarding our assets under management and administration, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.
Investment Management Capabilities
The investment management activities of Columbia Management and Threadneedle are conducted through investment management teams located in the U.S. and the UK, with growing operations in Singapore and Malaysia. Each investment management team may focus on particular investment strategies, asset types, products and on services offered and distribution channels utilized. These teams manage the majority of assets in our Columbia Management and Threadneedle fund families, as well as the assets we manage for institutional clients in separately managed accounts, collective funds, hedge funds, the general and separate accounts of the RiverSource Life companies, the assets of IDS Property Casualty, Ameriprise Certificate Company and certain of our other affiliated companies. These investment management teams also manage assets under sub-advisory arrangements.

Our investment management capabilities span a broad range of asset classes and investment styles. The portfolios underlying our product and service offerings may focus on providing solutions to investors through one or more U.S. or non-U.S. equity, fixed income, bank loan, property, multi-asset allocation, alternative (including liquid alternatives) or other asset classes, and the strategies utilized in the management of such portfolios varies depending on the needs and desired outcomes or objectives of individual and institutional investors. We continually assess these capabilities to help ensure our ability to provide product and services offerings that are responsive to the evolving needs of our clients.
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
Columbia and Threadneedle have been increasingly working together over the past two years to increase the breadth and depth of their offering to clients. Clients benefit from the depth of our combined research ideas and insights, trading techniques and portfolio strategies. In this regard, Columbia and Threadneedle are leveraging their combined global investment management and research capabilities through research sharing and, for certain assets, through the use of sub-advisory and personnel sharing arrangements. To better reflect the combined capabilities of Columbia and Threadneedle and the collaborative approach which enables them to together provide better investment solutions for the benefit of clients globally, in January, 2015, we announced our intention to rebrand our asset management businesses under a common, new brand - Columbia Threadneedle InvestmentsSM - later this year.
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
U.S. Registered Funds
We provide investment advisory, distribution and other services to the Columbia Management family of funds. The Columbia Management family of funds includes retail mutual funds, exchange-listed ETFs and U.S. closed-end funds and variable product funds. Retail mutual funds are available through unaffiliated third-party financial institutions and the Ameriprise financial advisor network. Variable product funds are available as underlying investment options in variable annuity and variable life insurance products, including RiverSource products. The Columbia Management family of funds includes domestic and international equity funds, fixed income funds, cash management funds, balanced funds, specialty funds, absolute return and other alternative funds and asset allocation funds, including fund-of-funds, with a variety of investment objectives. At December 31, 2014, our U.S. retail mutual funds, ETFs and U.S. closed-end funds had total managed assets of $165.7 billion in 140 funds. The variable insurance trust funds (“VIT Funds”) that we manage had total managed assets at December 31, 2014 of $72.0 billion in 75 funds.
Columbia Management serves as investment manager for most of our U.S. mutual funds as well as our exchange-listed ETFs and U.S. closed-end funds. Columbia Wanger Asset Management, LLC (“Columbia Wanger”), a subsidiary of Columbia Management, also serves as investment manager for certain funds. In addition, several of our subsidiaries perform related services for the funds, including distribution, accounting, administrative and transfer agency services. Columbia Management and Columbia Wanger perform investment management services pursuant to contracts with the U.S. registered funds that are subject to renewal by the fund boards within two years after initial implementation, and thereafter, on an annual basis.

We earn management fees for managing the assets of the Columbia Management family of mutual funds based on the underlying asset values. We also earn fees by providing related services to the Columbia Management family of funds.
The Columbia Management family of funds also uses sub-advisers to diversify the product offerings it makes available to investors.
Non-U.S. Funds
Threadneedle offers a fund product range that includes different risk-return options across regions, markets, asset classes and product structures, which include funds that are similar to U.S. mutual funds. These funds are marketed to non-U.S. persons and often referred to as UCITS products (Undertakings for Collective Investment in Transferable Securities). UCITS and other funds offered by Threadneedle typically are structured as Open Ended Investment Companies (“OEICs”) in the UK, Societes d’Investissement A Capital Variable (“SICAVs”) in Luxembourg, as well as unit trusts and investment trusts. The majority of these offerings are registered in and distributed across multiple jurisdictions. At December 31, 2014, our non-U.S. retail funds had total managed assets of $43.9 billion in 188 funds.
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
Separately Managed Accounts
We provide investment management services to a range of clients globally, including pension, profit-sharing, employee savings, sovereign wealth funds and endowment funds, accounts of large- and medium-sized businesses and governmental clients, as well as the accounts of high-net-worth individuals and smaller institutional clients, including tax-exempt and not-for-profit organizations. Our services include investment of funds on a discretionary or non-discretionary basis and related services including trading, cash management and reporting. We offer various fixed income, equity and alternative investment strategies for our institutional clients with separately managed accounts. Columbia Management and Threadneedle distribute products of the other, including Threadneedle’s offering various investment strategies of Columbia Management to non-U.S. clients and Columbia Management’s offering of certain investment strategies of Threadneedle to U.S. clients.
For our investment management services, we generally receive fees based on the market value of managed assets pursuant to contracts the client can terminate on short notice. Clients may also pay us fees based on the performance of their portfolio. At December 31, 2014, Columbia Management managed a total of $42.0 billion in assets under this range of services and Threadneedle managed $100.1 billion.
Management of Enterprise Owned Assets
We provide investment management services and recognize management fees for certain assets on our Consolidated Balance Sheets, such as the assets held in the general account of our RiverSource Life companies and assets held by Ameriprise Certificate Company. Our fixed income team manages the general account assets to produce a consolidated and targeted rate of return on investments based on a certain level of risk. Our fixed income and equity teams also manage separate account assets. The Asset Management segment’s management of institutional owned assets for Ameriprise Financial subsidiaries is reviewed by the boards of directors and staff functions of the applicable subsidiaries consistent with regulatory investment requirements. At December 31, 2014, the Asset Management segment managed $36.1 billion of institutional owned assets.
Management of Collateralized Loan Obligations (“CLOs”)
Columbia Management has a dedicated team of investment professionals who provide collateral management services to special purpose vehicles which primarily invest in syndicated bank loans and issue multiple tranches of securities collateralized by the assets of each pool. By offering multiple tranches of securities, these special purpose vehicles provide investors with various maturity and credit risk characteristics. Scheduled payments to investors are based on the performance of the CLO’s collateral pool. For collateral management of CLOs, we earn fees based on the par value of assets and, in certain instances, we may also receive performance-based fees. At December 31, 2014, we managed $6.6 billion of assets related to CLOs.
Private Funds
Columbia Management provides investment advice and related services to private, pooled investment vehicles organized as limited partnerships, limited liability companies or foreign (non-U.S.) entities. These funds are currently exempt from registration under the Investment Company Act under either Section 3(c)(1) or Section 3(c)(7) or related interpretative relief and are organized as U.S. and non-U.S. funds. These funds are subject to local regulation in the jurisdictions where they are formed or marketed. For investment management services, we generally receive fees based on the market value of assets under management, and we may also receive performance-based fees. As of December 31, 2014, we managed $200 million in private fund assets.

Ameriprise Trust Company - Collective Funds and Separately Managed Accounts
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
As of December 31, 2014, we managed $6.7 billion of ATC Funds and separate accounts for ATC clients. This amount does not include the Columbia Management family of funds held in other retirement plans because these assets are included under assets managed for institutional and retail clients and within the “Product and Service Offerings - U.S. Registered Funds” section above.
Sub-advised Accounts
In addition to providing sub-advisory services to each other, Columbia Management and Threadneedle act as sub-adviser for certain U.S. and non-U.S. funds, private banking individually managed accounts, common trust funds and other portfolios sponsored or advised by other firms. As with our affiliated funds, we earn management fees for these sub-advisory services based on the underlying asset value of the funds and accounts we sub-advise. As of December 31, 2014, we managed over $32.0 billion in assets in a sub-advisory capacity.
Distribution
Both Columbia Management and Threadneedle maintain distribution teams and capabilities that support the sales, marketing and support of their products and services. These distribution activities are generally organized into two major categories: retail distribution and institutional distribution.
Retail Distribution
Columbia Management Investment Distributors, Inc. acts as the principal underwriter and distributor of our Columbia Management family of funds. Pursuant to distribution agreements with the funds, we offer and sell fund shares on a continuous basis and pay certain costs associated with the marketing and selling of shares. We earn commissions for distributing the Columbia Management funds through sales charges (front-end or back-end loads) on certain classes of shares and distribution (12b-1) and servicing-related fees based on a percentage of fund assets, and receive intersegment allocation payments. This revenue is impacted by overall asset levels and mix of the funds.
Columbia Management fund shares are sold through both our Advice & Wealth Management segment and through unaffiliated third-party financial intermediaries. Among our third-party distribution arrangements is a strategic distribution agreement entered into in connection with Ameriprise’s acquisition of Columbia Management that provides ongoing access to clients of Bank of America affiliated distributors, including U.S. Trust. Although this acquisition-related agreement is ending on May 1, 2015, we have a series of other contractual arrangements that will remain in place to support our continuing and important business relationship with U.S. Trust. Fees and reimbursements paid to such intermediaries may vary based on sales, redemptions, asset values, asset allocation, product mix, and marketing and support activities provided by the intermediary. Intersegment distribution expenses for services provided by our Advice & Wealth Management Segment are eliminated in our consolidated results.
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
Variable Annuities
A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder’s choice. These underlying investment options may include the VIT Funds previously discussed (see “Business - Our Segments - Asset Management - Product and Service Offerings - U.S. Registered Funds,” above) as well as variable portfolio funds of other companies. RiverSource variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 4% at December 31, 2014.
Contract purchasers can choose to add optional benefit provisions to their contracts to meet their needs, including guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) provisions. Approximately 98% of RiverSource Life’s overall variable annuity assets include either an optional or a standard GMDB provision and approximately 58% of RiverSource Life’s overall variable annuity assets include a GMWB or GMAB provision. In general, these features can help protect contractholders and beneficiaries from a shortfall in death or living benefits due to a decline in the value of their underlying investment accounts.
In 2012, we introduced the SecureSource 3® living benefit rider, an optional GMWB rider that can be added to new purchases of RiverSource variable annuities for a fee. The SecureSource 3 benefit ensures a specified withdrawal amount annually for life. Clients who purchase this benefit are invested in one or more of four of our Portfolio Stabilizer (managed volatility) funds of funds that are designed to pursue total return while seeking to mitigate exposure to market volatility. This rider provides clients with the security of guaranteed lifetime income, an opportunity for a less volatile investment experience and an opportunity for guaranteed income growth. Clients purchasing a new variable annuity with the optional GMAB living benefit rider are also invested in one or more of four of our Portfolio Stabilizer funds of funds. Columbia Management serves as investment advisor for the funds of funds and all of the underlying funds in which the funds of funds invest.
Our Portfolio Navigator (traditional asset allocation) program funds are available for new sales of our variable annuities, but as of April 2012, were no longer available for sale with a living benefit rider. Portfolio Navigator funds allow clients to allocate their contract value to one of five funds of funds, each of which invests in various underlying funds. Portfolio Navigator funds are designed to allow a contract purchaser to select investment options based on the purchaser’s investment time horizon, risk tolerance and investment goals. Portfolio Navigator funds were designed to help a contract purchaser tailor the performance of annuities and life insurance policies to their specific needs and to keep investment allocations on track over time. Columbia Management, our investment management subsidiary, serves as investment adviser for the funds of funds and all of the underlying funds in which the Portfolio Navigator funds of funds invest. Our Portfolio Stabilizer funds of funds offering is available for new sales of variable annuities sold without a living benefit rider.

In addition to SecureSource 3® we have continued to expand our overall product mix to include new guaranteed income solutions and income management tools. We introduced our Income Guide service late in 2014 to aid clients in managing income through an adaptive withdrawal strategy. The service is available in our current suite of variable annuities where a living benefit rider has not been elected. We also enhanced our annuitization options and immediate annuity products to provide increased flexibility by allowing for greater liquidity once payments commence. These new income options can assist clients by providing a guaranteed income stream while at the same time allowing some access to the underlying value of remaining payments which can aid when unexpected expenses arise during retirement.
The general account assets of our life insurance subsidiaries support the contractual obligations under the guaranteed benefit the Company offers (see “Business - Our Segments - Asset Management - Product and Service Offerings - Management of Enterprise Owned Assets” above). As a result, we bear the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support. Our exposure to risk from guaranteed benefits generally will increase when equity markets decline. The persistent low interest rate environment has also had a negative effect, resulting in an increase in our guaranteed benefit reserves in the current period.
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
Fixed Annuities
RiverSource fixed annuity products provide a contractholder with cash value that increases by a fixed or indexed interest rate. We periodically reset rates at our discretion subject to certain policy terms establishing guaranteed minimum interest crediting rates. Our earnings from fixed annuities are based upon the spread between rates earned on assets purchased with fixed annuity deposits and the rates at which interest is credited to our RiverSource fixed annuity contracts.
RiverSource fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1% to 5% at December 31, 2014. New contracts issued provide guaranteed minimum interest rates in compliance with state laws.
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
In the fourth quarter of 2010, RiverSource Life companies discontinued the sale of variable annuity products through third-party channels in order to focus on the distribution of variable annuity products within our Advice & Wealth Management segment. We continue to provide RiverSource fixed annuity products through third-party channels. In 2014, we had total cash sales for fixed annuity products through third-party channels of $15 million. As of December 31, 2014, we had distribution agreements for RiverSource fixed annuity products in place with more than 110 third-party firms.
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
Our Segments - Protection
Our Protection segment provides a variety of products to address the protection and risk management needs of our retail clients, including life, disability income and property casualty insurance. These products are designed to provide a lifetime of solutions that allow clients to protect income, grow assets and give to loved ones or charity.

Life and disability income products are primarily provided through our advisors. Our property casualty products are sold primarily through affinity relationships. We issue insurance policies through our life insurance subsidiaries and the Property Casualty companies (as defined below under “Ameriprise Auto & Home Insurance Products”). The primary sources of revenues for this segment are premiums, fees and charges we receive to assume insurance-related risk. We earn net investment income on owned assets supporting insurance reserves and capital supporting the business. We also receive fees based on the level of assets supporting variable universal life separate account balances. This segment earns intersegment revenues from fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the variable universal life contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in consolidation.
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
Our sales of RiverSource individual life insurance in 2014, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of 75% fixed universal life, 22% variable universal life and 3% traditional life. Our RiverSource Life companies issue only non-participating life insurance policies that do not pay dividends to policyholders from the insurer’s earnings.
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
Variable Universal Life Insurance
Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice. Options may include VIT Funds discussed above, Portfolio Navigator funds of funds, as well as variable portfolio funds of other companies. Our Portfolio Stabilizer funds of funds offering is available for new sales of variable universal life insurance products. RiverSource variable universal life insurance products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 2.0% to 4.5% at December 31, 2014.
Fixed Universal Life Insurance and Traditional Whole Life Insurance
Fixed universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.
RiverSource fixed universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of the issuing company subject to certain policy terms relative to minimum interest crediting rates. RiverSource fixed universal life insurance policies in force provide guaranteed minimum interest crediting rates ranging from 2% to 5% at December 31, 2014. Certain fixed universal life policies offered by RiverSource Life provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. In 2009, we discontinued new sales of traditional whole life insurance, however, we continue to service existing policies. Our in-force traditional whole life insurance policies combine a death benefit with a cash value that generally increases gradually over a period of years.
RiverSource indexed universal life insurance (“IUL”) provides lifetime insurance protection and efficient asset growth through index-linked interest crediting, without the impact of negative market returns. IUL is similar to universal life insurance in that it provides life insurance coverage and cash value that increases as a result of credited interest. In addition, as with universal life insurance, there is a minimum guaranteed credited rate of interest. Unlike universal life insurance, the rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the S&P 500 Index® (subject to a cap and floor). The policyholder may allocate all or a portion of the policy value to a fixed or indexed account. In 2014, we expanded our IUL offerings by adding a new multi-indexed universal life insurance product. This new IUL product includes an S&P 500 Index account option and a blended multi-index account comprised of the S&P 500 Index, the MSCI EAFE Index and MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The product includes minimum guarantees and index linked interest crediting, subject to caps and floors.
In 2013, we introduced RiverSource TrioSourceSM universal life insurance with long term care benefits. The base feature of the RiverSource TrioSource product is a fixed universal life insurance policy that provides a guaranteed death benefit and a guaranteed return of premium (“ROP”). ROP is 90% of the premium in years one and two and 100% of the premium in years three and later and is net of any partial surrenders, outstanding policy loans or long term care benefits paid. The Accelerated Benefit Rider (“ABR”) for Long-Term Care allows for the acceleration of the death benefit to pay for covered long term care expenses. In addition, clients may purchase an optional rider which extends benefits for a specified time period after ABR benefits have been exhausted. Any long term care benefit paid reduces the death benefit, cash value and ROP. Additional riders, including an inflation protection option, are available for an additional charge.
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
Long Term Care Insurance
As of December 31, 2002, the RiverSource Life companies discontinued underwriting stand-alone long term care insurance. However, our advisors sell long term care insurance issued by other companies, including Genworth Life Insurance Company, John Hancock Life Insurance Company, Transamerica Life Insurance Company and Mutual of Omaha Insurance Company.
In 2004, the RiverSource Life companies began to file for approval to implement rate increases on most of their existing blocks of nursing home-only indemnity long term care insurance policies. Implementation of these rate increases began in early 2005 and continues. We have received approval for some or all requested increases in the 50 states where increases have been requested, with an average approved cumulative rate increase of 97.4% of premium on all such policies where an increase was requested.
In 2007, the RiverSource Life companies began to file for approval to implement rate increases on most of their existing blocks of comprehensive reimbursement long term care insurance policies. Implementation of these rate increases began in late 2007 and continues. We have received approval for some or all requested increases in 48 states, with an average approved cumulative rate increase of 34.9% of premium on all such policies where an increase was requested.
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
Distribution and Marketing Channels
Our Property Casualty companies do not have field agents; rather, we use co-branded direct marketing to sell our personal auto, home and travel insurance products through alliances with commercial institutions and affinity groups, and directly to our clients and the general public. We also receive referrals through our financial advisor network. Our Property Casualty companies’ multi-year contract with Costco Insurance Agency, Inc. and Costco’s affiliated insurance agency expires on March 31, 2015, and the parties are currently in discussions for a renewal of the arrangement. Costco members represented 58% of all new policy sales of our Property Casualty companies in 2014. Through other alliances, we market our property casualty products to customers of Ford Motor Credit Company and offer personal home insurance products to customers of the Progressive Group.

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
However, for IUL policies issued after September 1, 2013 and VUL policies issued after January 1, 2014, RiverSource Life generally reinsures 50% of the death benefit liability. Similarly, RiverSource Life reinsures 50% of the death benefit and morbidity liabilities related to the RiverSource TrioSourceSM universal life product launched in 2013.
The maximum amount of life insurance risk the Company will retain is $10 million on a single life and $10 million on any flexible premium survivorship life policy; however reinsurance agreements are in place such that retaining more than $1.5 million of insurance risk on a single life or a flexible premium survivorship life policy is very unusual. Risk on fixed and variable universal life policies is reinsured on a yearly renewable term basis. Risk on most term life policies starting in 2001 (2002 for RiverSource Life of NY) is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionally in all material risks and premiums associated with a policy.
For existing LTC policies, RiverSource Life ceded 50% of the risk on a coinsurance basis to Genworth and retained the remaining risk. For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only. As of December 31, 2014, RiverSource Life’s credit exposure to Genworth under this reinsurance arrangement was approximately $1.8 billion. Genworth also serves as claims administrator for RiverSource Life’s LTC policies.
Generally, RiverSource Life retains at most $5,000 per month of risk per life on DI policies sold on policy forms introduced in most states in 2007 (2010 for RiverSource Life of NY) and reinsures the remainder of the risk on a coinsurance basis with unaffiliated reinsurance companies. RiverSource Life retains all risk for new claims on DI contracts sold on other policy forms. RiverSource Life also retains all risk on accidental death benefit claims and substantially all risk associated with waiver of premium provisions.
RiverSource Life also has life insurance and fixed annuity risk previously assumed under reinsurance arrangements with unaffiliated insurance companies. As of December 31, 2014, the liability related to assumed reinsurance arrangements was $575 million.
We also reinsure a portion of the risks associated with our personal auto, home and excess liability insurance products through three types of reinsurance agreements with unaffiliated reinsurance companies, as follows:

•	We purchase reinsurance with a limit of $5 million per loss, and we retain $750,000 per loss.

•
We purchase catastrophe reinsurance that, for 2014, had a limit of $125 million per event and we retained $20 million per event. For 2015, our catastrophe reinsurance has a limit of $155 million per event and we retain $20 million per event.

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
Technology
We have an integrated customer management system that serves as the hub of our technology platform. In addition, we have specialized product engines that manage individual brokerage, mutual fund, insurance and face amount certificate accounts. Over the years we have updated our platform to include new product lines such as brokerage, deposit, credit and products of other companies, investment advisory accounts and e-commerce capabilities for our financial advisors and clients. We also use a proprietary suite of processes, methods and tools for our financial planning services. We update our technological capabilities regularly to help maintain an adaptive platform design that aims to enhance the productivity of our advisors to allow for faster, lower-cost responses to emerging business opportunities, compliance requirements and marketplace trends.
Most of our applications run on a technology infrastructure managed on an outsourced basis by IBM since 2002. Under this arrangement, IBM is responsible for all mainframe, mid-range, computing network and storage operations, which includes a portion of our web hosting operations. Also, we outsource our voice network operations to AT&T. In addition to these two arrangements, we outsourced our internal help desk, production support and a substantial portion of the development and maintenance of our computer applications to other firms. In 2012, we completed a major replacement of our brokerage and clearing platforms involving the transition of all of our all advisors and clients to the new technology platform.

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
Geographic Presence
For years ended December 31, 2014, 2013 and 2012, approximately 89%, 89% and 89%, respectively, of our long-lived assets were located in the United States and approximately 89%, 92% and 94%, respectively, of our net revenues were generated in the United States. The majority of our foreign operations are conducted through Threadneedle, as described in this Annual Report on Form 10-K under “Business - Our Segments - Asset Management.”
Employees
At December 31, 2014, we had 12,209 employees, including 2,083 employee advisors (which does not include our franchisee advisors, who are not employees of our company). We are not subject to collective bargaining agreements, and we believe that our employee relations are strong.
Intellectual Property
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. In the United States and other jurisdictions, we have established and registered or filed applications to register certain service marks and brand names that we consider important to the marketing of our products and services, including but not limited to Ameriprise Financial, Columbia Management, Threadneedle, RiverSource and Columbia Threadneedle Investments. We have in the past and will in the future take action to establish and protect our intellectual property.
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
In connection with the cessation of financial planning and distribution services in India, Ameriprise India Insurance Brokers Services Private Limited (“AIIBSPL”) has received conditional approval from India’s Insurance Regulatory and Development Authority (“IRDA”) to surrender its license as a direct insurance broker. It remains subject to regulation by the Indian Registrar of Companies, although we intend to take steps to dissolve AIIBSPL. In addition, Ameriprise India Private Limited (“AIPL”) surrendered its investment adviser registration certificate from the Securities and Exchange Board of India (“SEBI”) and is no longer regulated by the SEBI.
Our financial advisors are subject to various regulations that impact how they operate their practices, including those related to supervision, sales methods, trading practices, record-keeping and financial reporting. As a result of the Dodd-Frank Act, our financial advisors may in the future become subject to a fiduciary standard of conduct in connection with their broker-dealer activities that is no less stringent than what is currently applied to investment advisers under the Investment Advisers Act of 1940 (“Advisers Act”). Ameriprise Financial and our financial advisors service clients who hold assets in IRAs and employer-sponsored retirement plan accounts. ERISA and related provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of IRA and ERISA plan clients and certain transactions by the fiduciaries to the plans and IRAs. The Department of Labor continues to pursue regulations that would significantly expand the scope of who is considered an ERISA fiduciary and what activity constitutes acting as an ERISA fiduciary, while prohibiting certain additional types of transactions conducted by persons who are considered fiduciaries.
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
In connection with rules adopted by the CFTC, certain of our subsidiaries are registered with the CFTC as a commodity trading advisor and commodity pool operator and are also members of the NFA, a self-regulatory body under CFTC jurisdiction. These rules adopted by the CFTC eliminated or limited previously available exemptions and exclusions from many CFTC requirements and impose additional registration and reporting requirements for operators of certain registered investment companies and certain other pooled vehicles that use or trade in futures, swaps and other derivatives that are subject to CFTC regulation. The CFTC or the NFA may institute proceedings and impose sanctions for violations of the Commodity Exchange Act and applicable rules relating to commodities and commodity-related instruments (including stock index futures); sanctions may include fines, censure or the suspension or termination of registration or NFA membership. In 2014, U.S. prudential banking regulators and the CFTC proposed rules on margin requirements for uncleared swaps. If implemented, the proposed rules would impose new requirements upon us related to initial and variation margin. The final rules are expected to be issued in the second half of 2015.
Outside of the U.S., our Threadneedle group is primarily authorized to conduct its financial services business in the UK under the Financial Services and Markets Act 2000. Threadneedle is currently regulated by the Financial Conduct Authority (“FCA”) and the Prudential Regulation Authority (“PRA”). FCA and PRA rules impose certain capital, operational and compliance requirements and allow for disciplinary action in the event of noncompliance.

In addition to the above, certain of our asset management subsidiaries, such as Threadneedle’s UK and other European subsidiaries, are required to comply with pan-European directives issued by the European Commission, as adopted by E.U. member states. For example, Threadneedle and certain of our other asset management subsidiaries are required to comply with the Alternative Investment Fund Managers Directive (“AIFMD”) and European Market Infrastructure Regulation (“EMIR”). These regulations are impacting the way we manage assets and place, settle and report on trades for our clients, as well as market to clients and prospects. EMIR is the EU equivalent of Title VII Dodd-Frank (and provides a framework for the regulation of over the counter and exchange-traded derivative markets). EMIR is being implemented in a number of phases that began in August 2012. We have been engaging with clients, counterparties, trade repositories, trading platforms and intermediaries to implement the documentation, operational procedures and arrangements needed to facilitate EMIR compliance for our asset management clients.
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
Threadneedle companies and activities are also subject to other local country regulations in Europe, Dubai, Hong Kong, Malaysia, Taiwan, the U.S., South Korea and Australia. Additionally, many of our subsidiaries, including Columbia Management, are also subject to foreign, state and local laws with respect to advisory services that are offered and provided by these subsidiaries, including services provided to government pension plans. Foreign and state governments may also institute proceedings and impose sanctions for violations of their local laws, which may include fines, censure or the suspension or termination of the right to do certain types of business in a state or country.
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
Virtually all states require participation in insurance guaranty associations, which assess fees to insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies subject to statutory limits. These assessments are generally based on a member insurer’s proportionate share of all premiums written by member insurers in the state during a specified period prior to an insurer’s insolvency. See Note 23 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding guaranty association assessments.
Certain variable annuity and variable life insurance policies offered by the RiverSource Life companies constitute and are registered as securities under the Securities Act of 1933, as amended. As such, these products are subject to regulation by the SEC and FINRA. Securities regulators have recently increased their focus on the adequacy of disclosure regarding complex investment products, including variable annuities and life insurance, and have announced that they will continue to review actions by life insurers to improve profitability and reduce risks under in force annuity and insurance products with guaranteed benefits. In reviewing such actions, regulators examine, among other factors, potential conflicts between an insurer’s financial interests and the interests of the contract owners, as well as perceived inconsistencies between an insurer’s actions and the expectations of investors at the time a product was sold.
The Dodd-Frank Act created the Federal Insurance Office (“FIO”) within the Department of Treasury. The FIO does not have substantive regulatory responsibilities, though it is tasked with monitoring the insurance industry and the effectiveness of its regulatory framework and providing periodic reports to the President and Congress. We monitor the FIO’s activity to identify and assess emerging regulatory priorities with potential application to our business.
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
RiverSource Life, RiverSource Life of NY, IDS Property Casualty and Ameriprise Insurance Company maintain capital levels well in excess of the company action level required by state insurance regulators. For RiverSource Life, the company action level RBC was $595 million as of December 31, 2014, and the corresponding total adjusted capital was $3.6 billion, which represents 607% of company action level RBC. For RiverSource Life of NY, the company action level RBC was $59 million as of December 31, 2014, and the corresponding total adjusted capital was $312 million, which represents 533% of company action level RBC. As of December 31, 2014, the company action level RBC was $98 million for IDS Property Casualty and $447,594 for Ameriprise Insurance Company. As of December 31, 2014, IDS Property Casualty had $560 million of total adjusted capital, or 572% of the company action level RBC, and Ameriprise Insurance Company had $45 million of total adjusted capital, or 10,084% of the company action level RBC.
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
As part of its Solvency Modernization Initiative, in 2010 the NAIC adopted revisions to its Insurance Holding Company System Regulatory Act (“Holding Company Act”) to enhance insurer group supervision and create a new Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act. The Holding Company Act revisions focus on the overall insurance holding company system, establish a framework of regulator supervisory colleges, enhancements to corporate governance, and require the annual filing of an Enterprise Risk Management Report. The ORSA Model Act requires that an insurer create and file, annually, its Own Risk Solvency Assessment, which is a complete self-assessment of its risk management functions and capital adequacy. These laws have now been enacted by the domiciliary states of RiverSource Life and the Property Casualty companies: Minnesota, New York and Wisconsin. The reports will be completed and filed as required by the laws and regulations of those states.
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
We have operations in a number of geographical regions outside of the U.S. through Threadneedle and certain of our other subsidiaries. We monitor developments in European Union (“EU”) legislation, as well as in the other markets in which we operate, to ensure that we comply with all applicable legal requirements, including EU directives applicable to financial institutions as implemented in the various member states. Because of the mix of business activities we conduct, we assess the impact of, and monitor our status under, the EU Financial Conglomerates Directive, which contemplates that certain financial conglomerates involved in banking, insurance and investment activities among other things, implement measures to prevent excessive leverage and multiple leveraging of capital and maintain internal control processes to address risk concentrations as well as risks arising from significant intragroup transactions.
Privacy
Many aspects of our business are subject to comprehensive legal requirements by a multitude of different functional regulators concerning the use and protection of personal information, including client and employee information. This includes rules adopted pursuant to the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, an ever increasing number of state laws, EU data protection legislation as domestically implemented in the respective EU member states, and data protection rules in the other regions outside the U.S. and the EU in which we operate. We have also implemented policies and procedures in response to such requirements. We continue our efforts to safeguard the data entrusted to us in accordance with applicable laws and our internal data protection policies, including taking steps to reduce the potential for identity theft or other improper use or disclosure of personal information, while seeking to collect only the data that is necessary to properly achieve our business objectives and to best serve our clients.
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
Securities Exchange Act Reports and Additional Information
We maintain an Investor Relations website at ir.ameriprise.com. Investors can also access the website through our main website at ameriprise.com by clicking on the “Investor Relations” link located at the bottom of our homepage. We use our Investor Relations website to announce financial and other information to investors and to make available SEC filings, press releases, public conference calls and webcasts. Investors and others interested in the company are encouraged to visit the investor relations website from time to time, as information is updated and new information is posted. The website also allows users to sign up for automatic notifications in the event new materials are posted. The information found on the website is not incorporated by reference into this report or in any other report or document the Company furnishes or files with the SEC.
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
Our revenues are largely dependent upon the level and mix of assets we have under management and administration, which are subject to fluctuation based on market conditions and client activity. Downturns and volatility in equity markets can have, and have had, an adverse effect on the revenues and returns from our asset management services, retail advisory accounts and variable annuity contracts. Because the profitability of these products and services depends on fees related primarily to the value of assets under management, declines in the equity markets will reduce our revenues because the value of the investment assets we manage will be reduced. In addition, market downturns and volatility may cause, and have caused, potential new purchasers of our products to limit purchases of or to refrain from purchasing products such as mutual funds, OEICs, variable annuities and variable universal life insurance. Downturns may also cause current shareholders in our mutual funds, OEICs, SICAVs, unit trusts and investment trusts, contractholders in our annuity products and policyholders in our protection products to withdraw cash values from those products.
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
The offerings available to our advisor network include not only products issued by our RiverSource Life companies, but also products issued by unaffiliated insurance companies. As a result of this and further openings of our advisor network to the products of other companies, we could experience lower sales of our companies’ products, higher surrenders, or other developments which might not be fully offset by higher distribution revenues or other benefits, possibly resulting in an adverse effect on our results of operations. In addition, some of our products, such as certain products of our Property Casualty companies, are made available through alliances with unaffiliated third parties. We could experience lower sales or incur higher distribution costs or other developments which could have an adverse effect on our results of operations if alliance relationships are discontinued or if the terms of our alliances change.
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
Issuers of the fixed maturity securities that we own may default on principal and interest payments. As of December 31, 2014, 6% of our invested assets had ratings below investment-grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, which default on their debt obligations. Default-related declines in the value of our fixed maturity securities portfolio or consumer credit holdings could cause our net earnings to decline and could also cause us to contribute capital to some of our regulated subsidiaries, which may require us to obtain funding during periods of unfavorable market conditions.
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
During periods of market disruption, including periods of significantly rising or high interest rates and rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, the valuation of certain securities may require additional subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that are more sophisticated or require greater estimation, thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unexpected credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.
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
We invest a portion of our owned assets in certain privately placed fixed income securities, mortgage loans, policy loans and limited partnership interests, all of which are relatively illiquid. These asset classes represented 18% of the carrying value of our investment portfolio as of December 31, 2014. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than we would otherwise have been able to realize, or both, which could have an adverse effect on our financial condition and results of operations.
The failure of other insurers could require us to pay higher assessments to state insurance guaranty funds.
Our insurance companies are required by law to be members of the guaranty fund association in every state where they are licensed to do business. In the event of insolvency of one or more unaffiliated insurance companies, our insurance companies could be adversely affected by the requirement to pay assessments to the guaranty fund associations. Uncertainty and volatility in the U.S. economy and financial markets in recent years, plus the repercussions of a heightened regulatory environment, have weakened or may weaken the financial condition of numerous insurers, including insurers currently in receiverships, increasing the risk of triggering guaranty fund assessments. For more information regarding assessments from guaranty fund associations, see Note 23 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Morbidity rates, mortality rates or the severity or frequency of other insurance claims that differ significantly from our pricing expectations could negatively affect profitability.
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
Unexpected changes in the severity or frequency of claims may affect the profitability of our Property and Casualty business. Recorded claim reserves in the Property & Casualty business are based on our best estimates of losses, both reported and incurred but not reported claims reserves ("IBNR"), after considering known facts and interpretations of circumstances. Internal factors are considered including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, loss management programs, product mix and contractual terms. External factors are also considered, such as court decisions and changes in law, regulatory requirements, litigation trends, and price levels of medical services, auto and home repairs, and other economic conditions. Because reserves are estimates of the unpaid portion of losses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. Increases in claim severity or frequency can also arise from unexpected events that are inherently difficult to predict. Although we pursue various loss management initiatives in our Property and Casualty business in order to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity or frequency. To address adverse claims trends we may seek additional rate increases for our Property and Casualty business in the future and may or may not receive regulatory approval for the full extent and timing of any rate increases that we may seek.
We may face losses if there are significant deviations from our assumptions regarding the future persistency of our insurance policies and annuity contracts.
The prices and expected future profitability of our life insurance and deferred annuity products are based in part upon assumptions related to persistency, which is the probability that a policy or contract will remain in force from one period to the next. Economic and market dislocations may occur and future consumer persistency behaviors could vary materially from the past. The effect of persistency on profitability varies for different products. For most of our life insurance and deferred annuity products, actual persistency that is lower than our persistency assumptions could have an adverse impact on profitability, especially in the early years of a policy or contract, primarily because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy or contract.
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
Our reputation is one of our most important assets. Our ability to attract and retain customers, investors, employees and advisors is highly dependent upon external perceptions of our company. Damage to our reputation could cause significant harm to our business and prospects and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in our financial strength or liquidity, technological, cybersecurity, or other security breaches resulting in improper disclosure of client or employee personal information, unethical behavior and the misconduct of our employees, advisors and counterparties. Negative perceptions or publicity regarding these matters could damage our reputation among existing and potential customers, investors, employees and advisors. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.
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
Our business is reliant upon internal and third party technology systems and networks to process, transmit and store information, including sensitive client and proprietary information, and to conduct many of our business activities and transactions with our clients, advisors, vendors and other third parties. Maintaining the integrity of these systems and networks is critical to the success of our business operations, including the retention of our advisors and clients, and to the protection of our proprietary information and our clients’ personal information. To date, we have not experienced any material breaches of or interference with our systems and networks, however, we routinely encounter and address such threats. For example, in 2014 we and other financial institutions experienced distributed denial of service attacks intended to disrupt our clients’ online access. While we were able to detect and respond to these incidents without loss of client assets or information, we have since implemented additional security capabilities and will continue to assess our ability to monitor and respond to such threats. In addition to the foregoing, our experiences with cybersecurity and technology threats have included phishing scams, introductions of malware, attempts at electronic break-ins, and unauthorized payment requests. Any such breaches or interference by third parties or by our advisors or employees that may occur in the future could have a material adverse impact on our business, financial condition or results of operations.
We are subject to international, federal and state regulations, and in some cases contractual obligations, that require us to establish and maintain policies and procedures designed to protect sensitive client, employee, contractor and vendor information. We have implemented and maintain security measures designed to protect against breaches of security and other interference with our systems and networks resulting from attacks by third parties, including hackers, and from employee or advisor error or malfeasance. We also contractually require third-party vendors who, in the provision of services to us are provided with or process information pertaining to our business or our clients, to meet certain information security standards. Changes in our client base, the mix of assets under management or administration and business model or technology platform changes, such as an evolution to accommodate mobile computing, virtual interface and multi-device functionality, may also require corresponding changes in our systems, networks and data security measures. In addition, the increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, we may be required to expend additional resources to enhance or expand upon the security measures we currently maintain.
Despite the measures we have taken and may in the future take to address and mitigate cybersecurity and technology risks, we cannot assure that our systems and networks will not be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or advisors or other damage to our business. While we maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, this insurance may not be sufficient to protect us against all losses. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to our business, financial condition or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we may incur significant expenses in connection with our responses to any such attacks as well as the adoption, implementation and maintenance of appropriate security measures. We could also suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.
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
We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our operations, both domestically and internationally. Actions brought against us may result in awards, settlements, penalties, injunctions or other adverse results, including reputational damage. In addition, we may incur significant expenses in connection with our defense against such actions regardless of their outcome. Various regulatory and governmental bodies have the authority to review our products and business practices and those of our employees and independent financial advisors and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our employees or advisors, are improper. Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the industries and businesses in which we operate. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. See Item 3 of this Annual Report on Form 10-K - “Legal Proceedings.” In or as a result of turbulent times, the volume of claims and amount of damages sought in litigation and regulatory proceedings generally increase.
Our businesses are regulated heavily, and changes to the laws and regulations applicable to our businesses may have an adverse effect on our operations, reputation and financial condition.
Virtually all aspects of our business, including the activities of our parent company and our various subsidiaries, are subject to various federal, state and international laws and regulations. For a discussion of the regulatory framework in which we operate, see Item 1 of this Annual Report on Form 10-K - “Business - Regulation.” Compliance with these applicable laws and regulations is time-consuming and personnel-intensive, and we have invested and will continue to invest substantial resources to ensure compliance by our parent company and our subsidiaries, directors, officers, employees, registered representatives and agents. Any enforcement actions, investigations or other proceedings brought against us or our subsidiaries, directors, employees or advisors by our regulators may result in fines, injunctions or other disciplinary actions that could harm our reputation or impact our results of operations. Further, any changes to the laws and regulations applicable to our businesses, as well as changes to the interpretation and enforcement of such laws and regulations, may affect our operations and financial condition. Such changes may impact our operations and profitability and the practices of our advisors, including with respect to the scope of products and services provided, the manner in which products and services are marketed and sold and the incurrence of additional costs of doing business. Ongoing changes to regulation and oversight of the financial industry may produce results, the full impact of which cannot be immediately ascertained. In addition, we expect the worldwide demographic trend of population aging will cause policymakers to continue to focus on the framework of U.S. and non-U.S. retirement systems, which may drive additional changes regarding the manner in which individuals plan for and fund their retirement, the extent of government involvement in retirement savings and funding, the regulation of retirement products and services and the oversight of industry participants. Any incremental requirements, costs and risks imposed on us in connection with such current or future legislative or regulatory changes may constrain our ability to market our products and services to potential customers, and could negatively impact our profitability and make it more difficult for us to pursue our growth strategy.
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
In September 2013, at the FSOC’s request, the OFR issued a report entitled “Asset Management and Financial Stability” discussing whether the asset-management industry of selected firms should be subject to enhanced prudential standards and functional supervision. Although the report remains under significant scrutiny, the scope of the FSOC’s focus on the asset management industry continues to evolve, and our asset management businesses are currently under the illustrative assets under management thresholds mentioned in the report as possible triggers for increased supervision, potential impacts on our asset management businesses could include additional reporting requirements, redemption restrictions, imposition of standardized risk management practices, imposition of securities lending and cash collateral reinvestment practices, personnel compensation restrictions, and consolidated supervision of asset managers and their parent companies, any of which could adversely affect our results of operations.
Any mandated reductions or restructuring of the fees we charge for our products and services resulting from regulatory initiatives or proceedings could reduce our revenues and earnings. In the years ended December 31, 2014, 2013, and 2012, we earned $1.9 billion, $1.8 billion and $1.6 billion, respectively, in distribution fees. Our own Columbia Management family of mutual funds paid a significant portion of these revenues to us in accordance with plans and agreements of distribution adopted under Rule 12b-1 promulgated under the Investment Company Act. We believe that these fees are a critical element in the distribution of our own mutual funds. The SEC has in the past and could again propose measures that would establish a new framework to repeal Rule 12b-1. Any industry-wide reduction or restructuring of Rule 12b-1 fees, or other servicing fees, could have a material adverse effect on our ability to distribute our own mutual funds and the fees we receive for distributing other companies’ mutual funds, which could, in turn, have a material adverse effect on our revenues and earnings.
The Department of Labor continues to pursue regulations seeking to change the definition of who is an investment advice fiduciary under ERISA and how such advice can be provided to account holders in 401(k) plans and IRAs. These regulations are expected to focus on conflicts of interest related to recommendations made by financial advisors to clients holding qualified accounts and also on how financial advisors are able to solicit IRA rollovers. Qualified accounts, specifically IRAs, make up a significant portion of our assets under management and administration. These proposed regulations will again be subject to a public comment period upon their release. We cannot predict whether or when the regulations may be finalized, or how any final regulations may differ from the previously proposed regulations. If the regulations were to be issued with provisions substantially similar to those of previous drafts, they could impact how we receive fees, how we compensate our advisors, how we are able to retain advisors, and how we design our investments and services for qualified accounts, any of which could negatively impact our results of operations.
Our insurance companies are subject to state regulation and must comply with statutory reserve and capital requirements. State regulators, as well as the NAIC, continually review and update these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices and their use of affiliated captive insurers. Changes in these requirements that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. In December 2012, the NAIC adopted a new reserve valuation manual that applies principles-based reserve standards to life insurance products. The valuation manual becomes the effective reserve valuation method when adopted by 42 jurisdictions that account for at least 75% of U.S. insurance premiums combined. To date, 20 states have adopted the valuation manual. The requirement for principles-based life insurance reserves may result in statutory reserves being more sensitive to changes in interest rates, policyholder behavior and other market factors. It is not possible at this time to estimate the potential impact of future changes in statutory reserve and capital requirements on our insurance businesses. Further, we cannot predict the effect that proposed federal legislation, such as the option of federally chartered insurers or a mandated federal systemic risk regulator, or future initiatives of the FIO within the Department of the Treasury, may have on our insurance businesses or competitors. For additional discussion on the role and activities of the FIO, see the information provided under the heading “Regulation - Insurance Regulation” contained in Part I, Item 1 of this Annual Report on Form 10-K.
Changes in the supervision and regulation of the financial industry, both domestically and internationally, could materially impact our results of operations, financial condition and liquidity.
The Dodd-Frank Act, enacted into law in 2010, called for sweeping changes in the supervision and regulation of the financial services industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act became effective immediately, though the details of other provisions remain subject to additional studies and will not be known until regulatory agencies adopt final rules. The full impact of the Dodd-Frank Act on our company, the financial industry and the economy cannot be known until the rules and regulations called for under the Act have been finalized, and, in some cases, implemented over time.
Accordingly, while certain elements of these reforms have yet to be finalized and implemented, the Act has impacted and is expected to further impact the manner in which we market our products and services, manage our company and its operations and interact with regulators, all of which could materially impact our results of operations, financial condition and liquidity. Certain provisions of the Dodd-Frank Act that may impact our business include but are not limited to the establishment of a fiduciary standard for broker-dealers, the resolution authority granted to the FDIC, changes in regulatory oversight and greater oversight over derivatives instruments and trading. We will need to respond to changes to the framework for the supervision of U.S. financial institutions, including the actions of the FSOC. To the extent the Dodd-Frank Act or other new regulation of the financial services industry impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.
It is uncertain whether the Dodd-Frank Act, the rules and regulations developed thereunder, or any future legislation designed to stabilize the financial markets, the economy generally, or provide better protections to consumers, will have the intended effect. Any new domestic or international legislation or regulatory changes could require us to change certain business practices, impose additional costs, or otherwise adversely affect our business operations, regulatory reporting relationships, results of operations or financial condition. Consequences may include substantially higher compliance costs as well as material effects on fee rates, interest rates and foreign exchange rates, which could materially impact our investments, results of operations and liquidity in ways that we cannot predict. In addition, prolonged government support for, and intervention in the management of, private institutions could distort customary and expected commercial behavior on the part of those institutions, adversely impacting us.
In recent years, other national and international authorities have also proposed measures intended to increase the intensity of regulation of financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. These measures have included enhanced risk-based capital requirements, leverage limits, liquidity and transparency requirements, single counterparty exposure limits, governance requirements for risk management, stress-test requirements, debt-to-equity limits for certain companies, early remediation procedures, resolution and recovery planning and guidance for maintaining appropriate risk culture. Our international operations and our worldwide consolidated operations are subject to the jurisdiction of certain of these non-U.S. authorities and may be materially adversely affected by their actions and decisions. Potential measures taken by foreign and international authorities also include the nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations) and in their application or interpretation, imposition of large fines, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls, or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold to U.S. dollars or other currencies. Any of these changes or actions may negatively affect our business. A further result of our non-U.S. operations is that we are subject to regulation by non-U.S. regulators and U.S. regulators such as the Department of Justice and the SEC with respect to the Foreign Corrupt Practices Act of 1977. We expect the scope and extent of regulation outside the U.S., as well as general regulatory oversight, to continue to increase.
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
We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon or constitute misappropriation of such other party’s intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could otherwise limit our ability to offer certain product features. Any party that holds such a patent could make a claim of infringement against us. We may also be subject to claims by third parties for breach of copyright, trademark, license usage rights, or misappropriation of trade secret rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.
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
Our property and casualty subsidiary, Ameriprise Auto and Home Insurance, leases approximately 132,000 square feet at its corporate headquarters in DePere, Wisconsin, a suburb of Green Bay. The lease has a twenty-year term expiring in 2024 with an option to renew the lease for up to six renewal terms of five years each. Ameriprise Auto and Home Insurance also leases a 34,000 square foot office space in Phoenix, Arizona with a lease term expiring in 2019.
Threadneedle leases one office facility in London, England and one in Swindon, England. Before year end it signed agreements to surrender the lease on its existing office facility and to move to new office space in London in early 2015 where it will occupy approximately 65,000 square feet of a shared building under a lease expiring in 2029. Threadneedle also leases property in Germany,

Amsterdam, Hong Kong, Luxembourg, Malaysia, Singapore, Madrid, Dubai, Taiwan and South Korea and rents offices in a number of other European cities, to support its global operations.
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
In September 2011, the California Department of Insurance (“CA DOI”) issued an Order to Show Cause administrative action against the Company’s life insurance subsidiary alleging that certain claims handling practices reviewed in connection with a 2007-2008 market conduct exam did not comply with applicable law. In August 2014, the Company’s life insurance subsidiary and the CA DOI reached an agreement in principle to settle all pending allegations for $800,000, with the exception of a single allegation related to certain coverage determinations made under long term care insurance policies issued between 1989 and 1992. An administrative hearing on this remaining allegation concluded in November 2014. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the matter, the lack of evidence supporting the CA DOI's penalty allegations, and the difficulty of predicting outcomes in these administrative proceedings which involve multiple phases and appellate procedures.
In November 2014, a lawsuit was filed against the Company’s London-based asset management affiliate in England’s High Court of Justice Commercial Court, entitled Otkritie Capital International Ltd and JSC Otkritie Holding v. Threadneedle Asset Management Ltd. and Threadneedle Management Services Ltd. (“Threadneedle Defendants”). Claimants allege that the Threadneedle Defendants should be held liable for the wrongful acts of one of its former employees, who in February 2014 was held jointly and severally liable with several other parties for conspiracy and dishonest assistance in connection with a fraud perpetrated against Claimants in 2011. Claimants allege they were harmed by that fraud in the amount of $120 million. The Threadneedle Defendants have applied to the Court for an Order dismissing the proceedings as an abuse of process of the court. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case and the failure to allege any specific, evidence based damages.

Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades principally on The New York Stock Exchange under the trading symbol AMP. As of February 13, 2015, we had approximately 16,440 common shareholders of record. Price and dividend information concerning our common shares may be found in Note 26 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Information regarding our equity compensation plans can be found in Part III, Item 12 of this Annual Report on Form 10-K. Information comparing the cumulative total shareholder return on our common stock to the cumulative total return for certain indices is set forth under the heading “Performance Graph” provided in our 2014 Annual Report to Shareholders and is incorporated herein by reference.
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
Share Repurchases
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of 2014:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2014
Share repurchase program(1)	1,076,655	$116.87	1,076,655	$1,986,525,836
Employee transactions(2)	27,962	$119.86	N/A	N/A
November 1 to November 30, 2014
Share repurchase program(1)	730,424	$129.96	730,424	$1,891,599,040
Employee transactions(2)	276,742	$129.04	N/A	N/A
December 1 to December 31, 2014
Share repurchase program(1)	867,649	$131.38	867,649	$1,777,609,102
Employee transactions(2)	251,215	$134.18	N/A	N/A
Totals
Share repurchase program(1)	2,674,728	$125.15	2,674,728
Employee transactions(2)	555,919	$130.90	N/A
	3,230,647		2,674,728
N/A  Not applicable.
(1) On April 28, 2014, we announced that our board of directors authorized us to repurchase up to $2.5 billion worth of our common stock through April 28, 2016. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.
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

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial information derived from our audited Consolidated Financial Statements as of December 31, 2014, 2013, 2012, 2011 and 2010 and for the five-year period ended December 31, 2014. On April 30, 2010, we acquired the long-term asset management business of Columbia Management Group. Results presented below include the results of this business after the date of acquisition. The selected financial data presented below should be read in conjunction with our Consolidated Financial Statements and Notes included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per share data)
Income Statement Data:
Total net revenues	$12,268	$11,199	$10,217	$10,192	$9,512
Total expenses	9,721	9,229	8,979	8,745	8,043

Income from continuing operations	$2,002	$1,478	$903	$1,070	$1,176
Loss from discontinued operations, net of tax	(2)	(3)	(2)	(60)	(24)
Net income	2,000	1,475	901	1,010	1,152
Less: Net income (loss) attributable to noncontrolling interests	381	141	(128)	(106)	163
Net income attributable to Ameriprise Financial	$1,619	$1,334	$1,029	$1,116	$989

Earnings Per Share Attributable to Ameriprise Financial, Inc. Common Shareholders:
Basic
Income from continuing operations	$8.46	$6.58	$4.71	$4.87	$3.94
Loss from discontinued operations	(0.01)	(0.02)	(0.01)	(0.25)	(0.10)
Net income	$8.45	$6.56	$4.70	$4.62	$3.84
Diluted
Income from continuing operations	$8.31	$6.46	$4.63	$4.77	$3.86
Loss from discontinued operations	(0.01)	(0.02)	(0.01)	(0.24)	(0.09)
Net income	$8.30	$6.44	$4.62	$4.53	$3.77
Cash Dividends Declared Per Common Share	$2.26	$2.01	$1.15	$1.15	$0.71

	December 31,
	2014	2013	2012	2011	2010
	(in millions)
Balance Sheet Data:
Investments(1)	$35,582	$35,735	$36,877	$39,953	$37,653
Separate account assets	83,256	81,223	72,397	66,780	68,330
Total assets	148,810	144,576	134,729	132,307	129,523
Policyholder account balances, future policy benefits and claims	30,350	29,620	31,217	31,710	30,195
Separate account liabilities	83,256	81,223	72,397	66,780	68,330
Customer deposits	7,664	7,062	6,526	9,850	8,779
Long-term debt(1)	3,062	2,720	2,403	2,393	2,317
Short-term borrowings	200	500	501	504	397
Total liabilities	139,505	135,344	125,017	122,613	119,573
Total Ameriprise Financial, Inc. shareholders’ equity	8,124	8,192	9,092	8,988	9,390
Noncontrolling interests’ equity	1,181	1,040	620	706	560
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

Overview
Ameriprise Financial is a diversified financial services company with a 120 year history of providing financial solutions. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America’s leader in financial planning and a leading global financial institution with more than $806 billion in assets under management and administration as of December 31, 2014.
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
Our network of approximately 9,700 advisors is the primary means through which we engage in our wealth management activities. We offer our advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in delivering advice and product solutions. We believe that our nationally recognized brand and practice vision, local marketing support, integrated operating platform and comprehensive set of products and solutions constitute a compelling value proposition for financial advisors, as evidenced by our strong advisor retention rate and our ability to attract and retain experienced and productive advisors. We have and will continue to invest in and develop capabilities and tools designed to maximize advisor productivity and client satisfaction.
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
Our asset management capabilities are increasingly global in scale, with Columbia Management Investment Advisers, LLC (“Columbia” or “Columbia Management”) as the primary provider of products and services in the U.S. and Threadneedle Asset Management Holdings Sàrl (“Threadneedle”) as the primary provider of products and services outside of the U.S. We offer a broad spectrum of investment advice and products to individual, institutional and high-net worth investors. These investment products are primarily provided through third parties, though we also provide our asset management products through our advisor channel. Our underlying asset management philosophy is based on delivering consistently strong and competitive investment performance. The quality and breadth of our asset management capabilities are demonstrated by 118 of our mutual funds, including 51 Columbia Management funds and 67 Threadneedle funds, being rated as four- and five-star funds by Morningstar.
We are positioned to continue to grow our assets under management and to strengthen our asset management offerings to existing and new clients. Our asset management capabilities are well positioned to address mature markets in the U.S. and Europe. We also have the capability to leverage existing strengths to effectively expand into new global and emerging markets. In the past few years, we have expanded beyond our traditional strengths in the U.S. and UK to gather assets in Continental Europe, Asia, Australia, the Middle East and Africa. In addition, we continue to pursue opportunities to leverage the collective capabilities of Columbia Management and Threadneedle to enhance our current range of investment solutions, to develop new solutions that are responsive to client demand in an increasingly complex marketplace and to maximize the distribution capabilities of our global business.

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
In the third quarter of the year, we conduct our annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, we update valuation assumptions and the impact is reflected as part of our annual review of life insurance and annuity valuation assumptions and modeling changes (“unlocking”). The unlocking impact for the year ended December 31, 2014 primarily reflected the difference between our previously assumed interest rates versus the continued low interest rate environment, partially offset by a benefit from updating our variable annuity living benefit withdrawal utilization assumption. The unlocking impact for the year ended December 31, 2013 primarily reflected the impact of assumed interest rates and changes in assumed policyholder behavior. See our Consolidated and Segment Results of Operations sections below for the pretax impacts on our revenues and expenses attributable to unlocking and additional discussion of the drivers of the unlocking impact.

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
We consolidate certain collateralized loan obligations (“CLOs”) and property funds (pooled investment vehicles) for which we provide asset management services. These entities are defined as consolidated investment entities (“CIEs”). While the consolidation of the CIEs impacts our balance sheet and income statement, our exposure to these entities is unchanged and there is no impact to the underlying business results. For further information on CIEs, see Note 4 to our Consolidated Financial Statements. Changes in the valuation of the CIE assets and liabilities impact pretax income. The net income (loss) of the CIEs is reflected in net income (loss) attributable to noncontrolling interests. The results of operations of the CIEs are reflected in the Corporate & Other segment. On a consolidated basis, the management fees we earn for the services we provide to the CIEs and the related general and administrative expenses are eliminated and the changes in the assets and liabilities related to the CIEs, primarily syndicated loans and debt, are reflected in net investment income. We continue to include the fees from these entities in the management and financial advice fees line within our Asset Management segment.
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
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Operating total net revenue growth of 6% to 8%,

•	Operating earnings per diluted share growth of 12% to 15%, and

•	Operating return on equity excluding accumulated other comprehensive income (“AOCI”) of 19% to 23%.
The following tables reconcile our GAAP measures to operating measures:

	Years Ended December 31,
	2014	2013
	(in millions)
Total net revenues	$12,268	$11,199
Less: Revenue attributable to CIEs	651	345
Less: Net realized gains	37	7
Less: Market impact on indexed universal life benefits	(11)	(10)
Operating total net revenues	$11,591	$10,857

	Years Ended December 31,		Per Diluted Share Years Ended December 31,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Net income	$2,000	$1,475
Less: Net income attributable to noncontrolling interests	381	141
Net income attributable to Ameriprise Financial	1,619	1,334	$8.30	$6.44
Less: Loss from discontinued operations, net of tax	(2)	(3)	(0.01)	(0.02)
Net income from continuing operations attributable to Ameriprise Financial	1,621	1,337	8.31	6.46
Add: Integration/restructuring charges, net of tax(1)	—	9	—	0.04
Add: Market impact on variable annuity guaranteed benefits, net of tax(1)	61	111	0.31	0.53
Add: Market impact on indexed universal life benefits, net of tax(1)	4	8	0.02	0.04
Less: Net realized gains, net of tax(1)	24	5	0.12	0.02
Operating earnings	$1,662	$1,460	$8.52	$7.05

Weighted average common shares outstanding:
Basic	191.6	203.2
Diluted	195.0	207.1
(1) Calculated using the statutory tax rate of 35%.
The following table reconciles the trailing twelve months' sum of net income attributable to Ameriprise Financial to operating earnings and the five-point average of quarter-end equity to operating equity:

	Years Ended December 31,
	2014	2013
	(in millions)
Net income attributable to Ameriprise Financial	$1,619	$1,334
Less: Loss from discontinued operations, net of tax	(2)	(3)
Net income from continuing operations attributable to Ameriprise Financial	1,621	1,337
Less: Adjustments(1)	(41)	(123)
Operating earnings	$1,662	$1,460

Total Ameriprise Financial, Inc. shareholders’ equity	$8,270	$8,582
Less: AOCI, net of tax	734	821
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	7,536	7,761
Less: Equity impacts attributable to CIEs	311	333
Operating equity	$7,225	$7,428

Return on equity from continuing operations, excluding AOCI	21.5%	17.2%
Operating return on equity, excluding AOCI(2)	23.0%	19.7%
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
(2) Operating return on equity, excluding AOCI, is calculated using the trailing twelve months of earnings excluding the after-tax net realized gains/losses; market impact on variable annuity guaranteed benefits, net of hedges and related DSIC and DAC amortization; the market impact on indexed universal benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; integration and restructuring charges; and discontinued operations in the numerator, and Ameriprise Financial shareholders’ equity, excluding AOCI and the impact of consolidating investment entities using a five-point average of quarter-end equity in the denominator. After-tax is calculated using the statutory rate of 35%.

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
Valuation of Investments
The most significant component of our investments is our Available-for-Sale securities, which we carry at fair value within our Consolidated Balance Sheets. The fair value of our Available-for-Sale securities at December 31, 2014 was primarily obtained from third-party pricing sources. We record unrealized securities gains (losses) in AOCI, net of impacts to DAC, DSIC, unearned revenue, benefit reserves, reinsurance recoverables and income taxes. We recognize gains and losses on a trade date basis in results of operations upon disposition of the securities.
When the fair value of an investment is less than its amortized cost, we assess whether or not: (i) we have the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions existed, an other-than-temporary impairment is considered to have occurred and we recognize an other-than-temporary impairment for the difference between the investment’s amortized cost and its fair value through earnings. For securities that do not meet the above criteria, and we do not expect to recover a security’s amortized cost, the security is also considered other-than-temporarily impaired. For these securities, we separate the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of impacts to DAC, DSIC, unearned revenue, benefit reserves, reinsurance recoverables and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, the difference between the amortized cost and the cash flows expected to be collected is accreted as interest income if through subsequent evaluation there is a sustained increase in the cash flow expected. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income.
For all securities that are considered temporarily impaired, we do not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We believe that we will collect all principal and interest due on all investments that have amortized cost in excess of fair value that are considered only temporarily impaired.
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
For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments), we also consider factors such as overall deal structure and our position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be monitored by management until management determines there is no current risk of an other-than-temporary impairment.
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
For our annuity and life, disability income (“DI”) and long term care (“LTC”) insurance products, our DAC and DSIC balances at any reporting date are supported by projections that show management expects there to be adequate premiums or estimated gross profits after that date to amortize the remaining DAC and DSIC balances. These projections are inherently uncertain because they require management to make assumptions about financial markets, anticipated mortality and morbidity levels and contractholder and policyholder behavior over periods extending well into the future. Projection periods used for our annuity products are typically 30 to 50 years. Projection periods for our life insurance and LTC insurance products are often 50 years or longer and projection periods for our DI products can be up to 45 years. Management regularly monitors financial market conditions and actual contractholder and policyholder behavior experience and compares them to its assumptions.
For annuity and universal life (“UL”) insurance products, the assumptions made in projecting future results and calculating the DAC balance and DAC amortization expense are management’s best estimates. Management is required to update these assumptions whenever it appears that, based on actual experience or other evidence, earlier estimates should be revised. When assumptions are changed, the percentage of estimated gross profits used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made. For products with associated DSIC, the same policy applies in calculating the DSIC balance and periodic DSIC amortization.
For traditional life, DI and LTC insurance products, the assumptions made in calculating our DAC balance and DAC amortization expense are consistent with those used in determining the liabilities. For traditional life and DI insurance products, the assumptions provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC are not recoverable. If management concludes that DAC are not recoverable, DAC are reduced to the amount that is recoverable based on best estimate assumptions and there is a corresponding expense recorded in our Consolidated Statements of Operations. The assumptions for LTC insurance products are management's best estimate from previous loss recognition thus no longer provide for adverse deviations in experience.
For annuity, life, DI and LTC insurance products, key assumptions underlying these long-term projections include interest rates (both earning rates on invested assets and rates credited to contractholder and policyholder accounts), equity market performance, mortality and morbidity rates, variable annuity benefit utilization rates and the rates at which contractholders and policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts. Assumptions about earned and credited interest rates are the primary factors used to project interest margins, while assumptions about equity and bond market performance are the primary factors used to project client asset value growth rates, and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates. Management must also make assumptions to project maintenance expenses associated with servicing our annuity and insurance businesses during the DAC amortization period.
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
A decrease of 100 basis points in various rate assumptions is likely to result in an increase in DAC and DSIC amortization and an increase in benefits and claims expense from variable annuity guarantees. The following table presents the estimated impact to current period pretax income:

Estimated Impact to Pretax Income (1)
(in millions)
Decrease in future near- and long-term fixed income returns by 100 basis points	$(57)

Decrease in future near-term equity fund growth returns by 100 basis points	$(39)
Decrease in future long-term equity fund growth returns by 100 basis points	(31)
Decrease in future near- and long-term equity fund growth returns by 100 basis points	$(70)
(1) An increase in the above assumptions by 100 basis points would result in an increase to pretax income for approximately the same amount.
We monitor other principal DAC and DSIC amortization assumptions, such as persistency, mortality, morbidity, interest margin, variable annuity benefit utilization and maintenance expense levels each quarter and, when assessed independently, each could impact our DAC and DSIC balances.
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
Policyholder Account Balances, Future Policy Benefits and Claims
Fixed Annuities and Variable Annuity Guarantees
Fixed annuities and variable annuity guarantees include amounts for fixed account values on fixed and variable deferred annuities, guaranteed benefits associated with variable annuities, equity indexed annuities (“EIA”) and fixed annuities in a payout status.
Liabilities for fixed account values on fixed and variable deferred annuities are equal to accumulation values, which are the cumulative gross deposits and credited interest less withdrawals and various charges.
The majority of the variable annuity contracts offered by us contain guaranteed minimum death benefit (“GMDB”) provisions. When market values of the customer’s accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. We also offer variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings which are referred to as gain gross-up (“GGU”) benefits. In addition, we offer contracts with guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) provisions and, until May 2007, we offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions.
In determining the liabilities for GMDB, GGU, GMIB and the life contingent benefits associated with GMWB, we project these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency, benefit utilization and investment margins and are consistent with those used for DAC valuation for the same contracts. As with DAC, management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year. The amounts in the table above in “Deferred Acquisition Costs and Deferred Sales Inducement Costs” include the estimated impact to benefits and claims expense related to variable annuity guarantees resulting from a decrease of 100 basis points in various rate assumptions.
The GMDB and GGU liability is determined by estimating the expected value of death benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (e.g., mortality and expense fees, contractual administrative charges and similar fees).
If elected by the contract owner and after a stipulated waiting period from contract issuance, a GMIB guarantees a minimum lifetime annuity based on a specified rate of contract accumulation value growth and predetermined annuity purchase rates. The GMIB liability is determined each period by estimating the expected value of annuitization benefits in excess of the projected contract accumulation value at the date of annuitization and recognizing the excess over the estimated life based on expected assessments.
The liability for the life contingent benefits associated with GMWB provisions is determined by estimating the expected value of benefits that are contingent upon survival after the account value is equal to zero and recognizing the benefits over the estimated life based on expected assessments (e.g., mortality and expense fees, contractual administrative charges and similar fees).
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. See Note 14 to our Consolidated Financial Statements for information regarding the fair value measurement of embedded derivatives.
Liabilities for EIA are equal to the host contract values covering guaranteed benefits and the fair value of embedded equity options.
Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 3.12% to 9.38% at December 31, 2014, depending on year of issue, with an average rate of approximately 4.66%.
Life, Disability Income and Long Term Care Insurance
Life, DI and LTC insurance includes liabilities for fixed account values on fixed and variable universal life policies, liabilities for indexed accounts of indexed universal life (“IUL”) products, liabilities for unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, DI and LTC policies as claims are incurred in the future.
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
The liability for these future losses is determined by estimating the death benefits in excess of account value and recognizing the excess over the estimated life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). See Note 11 to our Consolidated Financial Statements for information regarding the liability for contracts with secondary guarantees.
Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported DI and LTC claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits. Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for our experience. Interest rates used with DI claims ranged from 3% to 8% at December 31, 2014, with an average rate of 4.5%. Interest rates used with LTC claims ranged from 4% to 6% at December 31, 2014, with an average rate of 4%.
Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.
Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, DI and LTC policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on our experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life ranged from 3.25% to 10% at December 31, 2014, depending on policy form, issue year and policy duration. Anticipated interest rates for DI policies ranged from 4% to 7.5% at December 31, 2014, depending on policy form, issue year and policy duration. Anticipated interest rates for LTC policy reserves can vary by plan and year and ranged from 6.25% to 9.4% at December 31, 2014.
For term life, whole life, DI and LTC polices, we utilize best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, management performs premium deficiency tests annually in the third quarter of each year using best estimate assumptions without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC balance), the existing net reserves are adjusted by first reducing the DAC balance by the amount of the deficiency or to zero through a change to current period earnings. If the deficiency is more than the DAC balance, then the net reserves are increased by the excess through a charge to current period earnings. If a premium deficiency is recognized, the assumptions are locked in and used in subsequent valuations.
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
For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported in AOCI and reclassified into earnings when the hedged item or transaction impacts earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Operations with the hedged instrument or transaction impact. Any ineffective portion of the gain or loss is reported in current period earnings as a component of net investment income. If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in AOCI is reclassified to earnings over the period that the hedged item impacts earnings. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately.
For derivative instruments that qualify as net investment hedges in foreign operations, the effective portion of the change in fair value of the derivatives is recorded in AOCI as part of the foreign currency translation adjustment. Any ineffective portion of net investment hedges in foreign operations is recognized in net investment income during the period of change.
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
We are required to establish a valuation allowance for any portion of our deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Management may need to identify and implement appropriate planning strategies to ensure our ability to realize our deferred tax assets and reduce the likelihood of the establishment of a valuation allowance with respect to such assets. See Note 21 to our Consolidated Financial Statements for additional information on our valuation allowance.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations and financial condition, see Note 3 to our Consolidated Financial Statements.

Sources of Revenues and Expenses
Management and Financial Advice Fees
Management and financial advice fees relate primarily to fees earned from managing mutual funds, separate account and wrap account assets and institutional investments, as well as fees earned from providing financial advice, administrative services (including transfer agent and administration fees earned from providing services to retail mutual funds) and other custodial services. Management and financial advice fees also include mortality and expense risk fees that are generally calculated as a percentage of the fair value of assets held in separate accounts.

Our management and financial advice fees are generally recognized when earned as the service is provided. A significant portion of our management fees are calculated as a percentage of the fair value of our managed assets. A large majority of our managed assets are valued by third party pricing services vendors based upon observable market data. The selection of our third party pricing service vendors and the reliability of their prices are subject to certain governance procedures, such as exception reporting, subsequent transaction testing, and annual due diligence of our vendors, which includes assessing the vendor’s valuation qualifications, control environment, analysis of asset-class specific valuation methodologies and understanding of sources of market observable assumptions.
We may receive performance-based incentive management fees on certain management contracts. Performance fees are paid when specific performance hurdles are met. We recognize performance fees on the date the fee is no longer subject to adjustment. Any performance fees received are not subject to repayment or any other clawback provisions.
Certain management and financial advice fees are charged based on an annual fee or a transaction fee. These fees include financial planning, certain custodial and fund administration and brokerage fees. Fees from financial planning services are recognized when the financial plan is delivered. Annual custodial and fund administration fees are recognized evenly as service is provided over the contract period. Transaction based brokerage fees are recognized on the transaction date.
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
Other Revenues
Other revenues primarily include variable annuity guaranteed benefit rider charges and fixed and variable universal life insurance charges, which consist of cost of insurance charges (net of reinsurance premiums and cost of reinsurance for UL insurance products) and administrative and surrender charges. These charges are recognized as revenue when assessed. We also record revenue related to consolidated property funds managed by Threadneedle. These revenues primarily represent rental income of managed properties and are recognized on a straight line basis over the term of the lease.
Banking and Deposit Interest Expense
Banking and deposit interest expense primarily includes interest expense related to investment certificates. The changes in fair value of stock market certificate embedded derivatives and the derivatives hedging stock market certificates are included within banking and deposit interest expense. Prior to the bank conversion, banking and deposit interest expense also included interest expense related to banking deposits.
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

Assets Under Management and Administration
Assets under management (“AUM”) include external client assets for which we provide investment management services, such as the assets of the Columbia Management funds and Threadneedle funds, assets of institutional clients and assets of clients in our advisor platform held in wrap accounts as well as assets managed by sub-advisers selected by us. AUM also includes certain assets on our Consolidated Balance Sheets for which we provide investment management services and recognize management fees in our Asset Management segment, such as the assets of the general account and the variable product funds held in the separate accounts of our life insurance subsidiaries and CIEs. These assets do not include assets under advisement, for which we provide model portfolios but do not have full discretionary investment authority. Corporate & Other AUM primarily includes former bank assets that are managed within our Corporate & Other segment.
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

The following table presents detail regarding our AUM and AUA:

	December 31,
	2014	2013	Change
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$174.1	$153.1	$21.0	14%
Asset Management AUM	505.6	500.8	4.8	1
Corporate & Other AUM	0.8	0.9	(0.1)	(11)
Eliminations	(21.9)	(20.5)	(1.4)	(7)
Total Assets Under Management	658.6	634.3	24.3	4
Total Assets Under Administration	147.6	137.0	10.6	8
Total AUM and AUA	$806.2	$771.3	$34.9	5%
Total AUM increased $24.3 billion, or 4%, to $658.6 billion as of December 31, 2014 compared to $634.3 billion as of December 31, 2013 due to a $21.0 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation and a $4.8 billion increase in Asset Management AUM primarily driven by market appreciation, partially offset by retail fund distributions. See our segment results of operations discussion below for additional information on changes in our AUM.

Consolidated Results of Operations
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following table presents our consolidated results of operations:

	Years Ended December 31,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$5,810	$5,253	$557	11%
Distribution fees	1,894	1,771	123	7
Net investment income	1,741	1,889	(148)	(8)
Premiums	1,385	1,282	103	8
Other revenues	1,466	1,035	431	42
Total revenues	12,296	11,230	1,066	9
Banking and deposit interest expense	28	31	(3)	(10)
Total net revenues	12,268	11,199	1,069	10
Expenses
Distribution expenses	3,236	2,925	311	11
Interest credited to fixed accounts	713	806	(93)	(12)
Benefits, claims, losses and settlement expenses	1,982	1,954	28	1
Amortization of deferred acquisition costs	367	207	160	77
Interest and debt expense	328	281	47	17
General and administrative expense	3,095	3,056	39	1
Total expenses	9,721	9,229	492	5
Income from continuing operations before income tax provision	2,547	1,970	577	29
Income tax provision	545	492	53	11
Income from continuing operations	2,002	1,478	524	35
Loss from discontinued operations, net of tax	(2)	(3)	1	33
Net income	2,000	1,475	525	36
Less: Net income attributable to noncontrolling interests	381	141	240	NM
Net income attributable to Ameriprise Financial	$1,619	$1,334	$285	21%
NM Not Meaningful.

Overall
Income from continuing operations before income tax provision increased $577 million, or 29%, to $2.5 billion for the year ended December 31, 2014 compared to $2.0 billion for the prior year primarily reflecting the impact of market appreciation, wrap account net inflows, an increase in net income from CIEs and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), partially offset by a $109 million decrease from unlocking, asset management retail fund distributions and higher auto and home claim and claim adjustment expense. The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $94 million for the year ended December 31, 2014 compared to an expense of $170 million for the prior year, which included a $17 million benefit associated with unlocking.
The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking for the years ended December 31:

Pretax Increase (Decrease)	2014	2013
	(in millions)
Other revenues	$(29)	$(18)

Benefits, claims, losses and settlement expenses	6	(5)
Amortization of DAC	8	(79)
Total expenses	14	(84)
Total(1)	$(43)	$66
(1) Includes a $17 million net benefit related to the market impact on variable annuity guaranteed benefits for the year ended December 31, 2013.
Net Revenues
Net revenues increased $1.1 billion, or 10%, to $12.3 billion for the year ended December 31, 2014 compared to $11.2 billion for the prior year primarily due to higher management and financial advice fees and other revenues.
Management and financial advice fees increased $557 million, or 11%, to $5.8 billion for the year ended December 31, 2014 compared to $5.3 billion for the prior year primarily due to higher asset-based fees driven by an increase in average AUM. Average AUM increased $58.0 billion, or 10%, compared to the prior year primarily due to market appreciation and wrap account net inflows. See our discussion on the changes in AUM in our segment results of operations section below.
Distribution fees increased $123 million, or 7%, to $1.9 billion for the year ended December 31, 2014 compared to $1.8 billion for the prior year due to higher client assets, as well as increased client activity.
Net investment income decreased $148 million, or 8%, to $1.7 billion for the year ended December 31, 2014 compared to $1.9 billion for the prior year primarily due to a $96 million decrease in investment income on fixed maturities driven by low interest rates and a $63 million decrease in net investment income of CIEs, partially offset by a $30 million increase in net realized gains primarily related to calls on fixed income securities.
Premiums increased $103 million, or 8%, to $1.4 billion for the year ended December 31, 2014 compared to $1.3 billion for the prior year primarily due to growth in auto and home premiums driven by continued new policy sales growth, primarily from our affinity relationships with Costco and Progressive. Auto and home policies in force increased 11% compared to the prior year.
Other revenues increased $431 million, or 42%, to $1.5 billion for the year ended December 31, 2014 compared to $1.0 billion for the prior year due to a $376 million increase in other revenues of CIEs and higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date, and higher average fee rates, partially offset by the impact of unlocking. Other revenues for the year ended December 31, 2014 included a $29 million negative impact from unlocking compared to an $18 million negative impact in the prior year. The primary driver of the unlocking impact to other revenues in both periods was lower projected gains on reinsurance contracts resulting from favorable mortality experience.
Expenses
Total expenses increased $492 million, or 5%, to $9.7 billion for the year ended December 31, 2014 compared to $9.2 billion for the prior year primarily due to increases in distribution expenses and amortization of DAC.
Distribution expenses increased $311 million, or 11%, to $3.2 billion for the year ended December 31, 2014 compared to $2.9 billion for the prior year driven by higher advisor compensation due to growth in assets under management. See our discussion on the changes in AUM in our segment results of operations section below.
Interest credited to fixed accounts decreased $93 million, or 12%, to $713 million for the year ended December 31, 2014 compared to $806 million for the prior year driven by lower average fixed annuity account balances and a lower average crediting rate on interest sensitive fixed annuities. Average fixed annuity account balances decreased $884 million, or 7%, to $12.7 billion for the year ended December 31, 2014 compared to the prior year due to net outflows reflecting elevated surrenders on products sold through third parties where rates have reset lower. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.0% for the year ended December 31, 2014 compared to 3.6% for the prior year reflecting the re-pricing of the five-year guarantee block. See additional discussion on the re-pricing in the Annuities segment.
Benefits, claims, losses and settlement expenses increased $28 million, or 1%, to $2.0 billion for the year ended December 31, 2014 compared to the prior year primarily reflecting the following items:

•
The year ended December 31, 2014 included a $6 million expense from unlocking. The prior year included a $5 million benefit from unlocking, which included a $22 million benefit related to the market impact on variable annuity guaranteed benefits. The market impact on variable annuity guaranteed benefits is discussed below. The unlocking impact for the year ended December 31, 2014 reflected the difference between our previously assumed interest rates versus the continued low interest rate environment, partially offset by a benefit from updating our variable annuity living benefit withdrawal utilization assumption. The unlocking impact for the prior year reflected the impact of assumed interest rates and changes in assumed policyholder behavior, partially offset by the impact of variable annuity model changes.

•
A $163 million increase in provision for estimated losses related to our auto and home business reflecting the impact of growth in exposures from an 11% increase in policies in force, an increase in catastrophe losses reflecting the growth in exposures and the extremely severe winter and spring weather during 2014, and adverse development in the 2013 and prior accident years auto liability coverage observed during the first quarter of 2014 resulting in a $30 million increase to prior accident year loss reserves. Later in 2014, further adverse loss development was observed primarily in the 2014 auto book of business which resulted in a $60 million increase to loss reserves for estimated losses including incurred but not reported claims reserves ("IBNR"). Catastrophe losses were $66 million for the year ended December 31, 2014 compared to $42 million for the prior year.

•
A $26 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•
A $21 million decrease in expenses compared to the prior year from policyholder movement of investments in Portfolio Navigator (traditional asset allocation) funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer (managed volatility) funds. See additional discussion in the Annuities segment.

•	A decrease in expense compared to the prior year due to an $8 million increase in disability income reserves in the second quarter of 2013 related to prior periods.

•
A $404 million decrease in expense compared to the prior year from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. In 2014, the favorable impact of the nonperformance credit spread was $146 million primarily driven by an increase in the embedded derivative liability. In 2013, the unfavorable impact of the nonperformance credit spread was $258 million primarily driven by a decrease in the embedded derivative liability.

•
A $303 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $2.9 billion change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $2.6 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $2 million DSIC offset. The main market drivers contributing to these changes are summarized below:

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

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net favorable impact compared to the prior year.

Amortization of DAC increased $160 million, or 77%, to $367 million for the year ended December 31, 2014 compared to $207 million for the prior year primarily reflecting the following items:

•
Amortization of DAC for the year ended December 31, 2014 included an $8 million expense from unlocking, primarily driven by the difference between our previously assumed interest rates versus the continued low interest rate environment, partially offset by favorable persistency and mortality experience and a benefit from updating our variable annuity living benefit withdrawal utilization assumption. Amortization of DAC for the prior year included a $79 million benefit from unlocking, which included a $5 million expense related to the DAC offset to the market impact on variable annuity guaranteed benefits, primarily driven by the impact of assumed interest rates and changes in assumed policyholder behavior.

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was a benefit of $9 million for the year ended December 31, 2014 compared to a benefit of $34 million for the prior year.

•	A $7 million expense related to an actuarial model correction in life insurance in the fourth quarter of 2014 primarily related to prior periods.

•
The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was a benefit of $21 million for the year ended December 31, 2014 compared to a benefit of $26 million for the prior year. Equity market returns were favorable in both periods but less favorable in 2014 versus the prior year. Bond fund returns were favorable in 2014 and unfavorable in the prior year.

Interest and debt expense increased $47 million, or 17%, to $328 million for the year ended December 31, 2014 compared to $281 million for the prior year due to a $53 million increase in interest and debt expense of CIEs.
Income Taxes
Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 21.4% for the year ended December 31, 2014 compared to 25.0% for the prior year. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 25.2% for the year ended December 31, 2014 compared to 26.9% for the prior year. The effective tax rate for the year ended December 31, 2014 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits, as well as a $17 million benefit in 2014 related to the completion of an IRS audit.
In December 2014, we received IRS approval for a change in accounting method related to variable annuity hedging. Accordingly, we began using the approved method of accounting in the fourth quarter. The change to the approved method increased deferred tax expense and current tax receivables with a corresponding decrease to current tax expense and deferred tax assets of approximately $300 million.

Results of Operations by Segment
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
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
The following table presents summary financial information by segment:

	Years Ended December 31,
	2014	2013
	(in millions)
Advice & Wealth Management
Net revenues	$4,806	$4,295
Expenses	4,014	3,703
Operating earnings	$792	$592
Asset Management
Net revenues	$3,320	$3,169
Expenses	2,532	2,478
Operating earnings	$788	$691
Annuities
Net revenues	$2,591	$2,561
Expenses	1,958	1,932
Operating earnings	$633	$629
Protection
Net revenues	$2,287	$2,186
Expenses	2,041	1,850
Operating earnings	$246	$336
Corporate & Other
Net revenues	$4	$15
Expenses	234	244
Operating loss	$(230)	$(229)
The following table presents the segment pretax operating impacts on our revenues and expenses attributable to unlocking:

	Years Ended December 31,
	2014		2013
Segment Pretax Operating Increase (Decrease)	Annuities	Protection	Annuities	Protection
	(in millions)
Other revenues	$—	$(29)	$—	$(18)

Benefits, claims, losses and settlement expenses	5	1	21	(4)
Amortization of DAC	17	(9)	(81)	(3)
Total expenses	22	(8)	(60)	(7)
Total	$(22)	$(21)	$60	$(11)

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
The following table presents the changes in wrap account assets and average balances for the years ended December 31:

	2014	2013
	(in billions)
Beginning balance	$153.5	$124.6
Net flows(1)	14.2	13.1
Market appreciation and other(1)	7.0	15.8
Ending balance	$174.7	$153.5

Advisory wrap account assets ending balance(2)	$173.5	$152.6
Average advisory wrap account assets(3)	$163.9	$138.2
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
(2) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(3) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

Wrap account assets increased $21.2 billion, or 14%, during the year ended December 31, 2014 due to net inflows of $14.2 billion and market appreciation and other of $7.0 billion. Average advisory wrap account assets increased $25.7 billion, or 19%, compared to the prior year primarily due to net inflows and market appreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Years Ended December 31,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$2,413	$2,039	$374	18%
Distribution fees	2,213	2,095	118	6
Net investment income	136	127	9	7
Other revenues	72	65	7	11
Total revenues	4,834	4,326	508	12
Banking and deposit interest expense	28	31	(3)	(10)
Total net revenues	4,806	4,295	511	12
Expenses
Distribution expenses	2,943	2,641	302	11
Interest and debt expense	6	6	—	—
General and administrative expense	1,065	1,056	9	1
Total expenses	4,014	3,703	311	8
Operating earnings	$792	$592	$200	34%

Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized gains or losses, increased $200 million, or 34%, to $792 million for the year ended December 31, 2014 compared to $592 million for the prior year primarily due to strong growth in wrap account assets and continued expense management. Pretax operating margin was 16.5% for the year ended December 31, 2014 compared to 13.8% for the prior year.
Net Revenues
Net revenues exclude net realized gains or losses. Net revenues increased $511 million, or 12%, to $4.8 billion for the year ended December 31, 2014 compared to $4.3 billion for the prior year primarily reflecting wrap account net inflows and market appreciation. Operating net revenue per branded advisor increased to $496,000 for the year ended December 31, 2014, up 13% from $440,000 for the prior year driven by asset growth and client activity. Total branded advisors were 9,672 at December 31, 2014 compared to 9,716 at December 31, 2013.
Management and financial advice fees increased $374 million, or 18%, to $2.4 billion for the year ended December 31, 2014 compared to $2.0 billion for the prior year driven by growth in wrap account assets. Average advisory wrap account assets increased $25.7 billion, or 19%, to $163.9 billion at December 31, 2014 compared to the prior year primarily due to net inflows and market appreciation. See our discussion of the changes in wrap account assets above.
Distribution fees increased $118 million, or 6%, to $2.2 billion for the year ended December 31, 2014 compared to $2.1 billion for the prior year due to higher client assets, as well as increased client activity.
Expenses
Total expenses increased $311 million, or 8%, to $4.0 billion for the year ended December 31, 2014 compared to $3.7 billion for the prior year due to a $302 million increase in distribution expenses driven by higher advisor compensation due to strong growth in client assets.

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
Fee waivers have been provided to the Columbia Money Market Funds (the “Funds”) by Columbia Management and certain other subsidiaries performing services for the Funds for the purpose of reducing the expenses charged to a Fund in a given period to maintain or improve a Fund’s net yield in that period. Our subsidiaries may enter into contractual arrangements with the Funds identifying the specific fees to be waived and/or expenses to be reimbursed, as well as the time period for which such waivers will apply. In aggregate, we voluntarily waived fees of $10 million and $11 million for the years ended December 31, 2014 and 2013, respectively.

The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of December 31:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2014	2013
Domestic Equity	Equal weighted	1 year	61%	54%
		3 year	68%	51%
		5 year	57%	58%
	Asset weighted	1 year	58%	39%
		3 year	62%	52%
		5 year	62%	47%
International Equity	Equal weighted	1 year	50%	65%
		3 year	68%	50%
		5 year	65%	50%
	Asset weighted	1 year	74%	32%
		3 year	45%	26%
		5 year	45%	25%
Taxable Fixed Income	Equal weighted	1 year	50%	44%
		3 year	61%	65%
		5 year	65%	41%
	Asset weighted	1 year	71%	44%
		3 year	83%	83%
		5 year	83%	52%
Tax Exempt Fixed Income	Equal weighted	1 year	89%	100%
		3 year	100%	100%
		5 year	100%	94%
	Asset weighted	1 year	78%	100%
		3 year	100%	100%
		5 year	100%	84%
Asset Allocation Funds	Equal weighted	1 year	58%	31%
		3 year	64%	60%
		5 year	89%	80%
	Asset weighted	1 year	67%	39%
		3 year	76%	64%
		5 year	97%	92%
Number of funds with 4 or 5 Morningstar star ratings		Overall	51	54
		3 year	42	45
		5 year	46	41
Percent of funds with 4 or 5 Morningstar star ratings		Overall	49%	55%
		3 year	40%	46%
		5 year	47%	43%
Percent of assets with 4 or 5 Morningstar star ratings		Overall	55%	56%
		3 year	35%	39%
		5 year	54%	37%
Mutual fund performance rankings are based on the performance of Class Z fund shares for Columbia Management branded mutual funds. Only funds with Class Z shares are included. In instances where a fund’s Class Z shares do not have a full five year track record, performance for an older share class of the same fund, typically Class A shares, is utilized for the period before Class Z shares were launched. No adjustments to the historical track records are made to account for differences in fund expenses between share classes of a fund.
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

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2014	2013
Equity	Equal weighted	1 year	61%	66%
		3 year	64%	78%
		5 year	83%	81%
	Asset weighted	1 year	63%	46%
		3 year	59%	86%
		5 year	86%	88%
Fixed Income	Equal weighted	1 year	65%	48%
		3 year	68%	68%
		5 year	68%	67%
	Asset weighted	1 year	65%	50%
		3 year	71%	43%
		5 year	51%	44%
Allocation (Managed) Funds	Equal weighted	1 year	57%	86%
		3 year	83%	100%
		5 year	83%	67%
	Asset weighted	1 year	68%	92%
		3 year	93%	100%
		5 year	93%	54%
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

The following table presents ending balances and average managed assets:

					Average(1)
	December 31,				December 31,
	2014	2013	Change		2014	2013	Change
	(in billions)
Columbia managed assets	$361.2	$356.7	$4.5	1%	$359.7	$342.9	$16.8	5%
Threadneedle managed assets	147.9	147.4	0.5	—	150.9	133.3	17.6	13
Less: Sub-advised eliminations	(3.5)	(3.3)	(0.2)	(6)	(3.3)	(2.9)	(0.4)	(14)
Total managed assets	$505.6	$500.8	$4.8	1%	$507.3	$473.3	$34.0	7%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents managed asset net flows:

	Years Ended December 31,
	2014	2013	Change
	(in billions)
Columbia managed asset net flows	$2.3	$(8.3)	$10.6	NM
Threadneedle managed asset net flows	—	1.8	(1.8)	NM
Less: Sub-advised eliminations	(0.2)	(0.1)	(0.1)	NM
Total managed asset net flows	$2.1	$(6.6)	$8.7	NM
NM Not Meaningful.
The following table presents managed assets by type:

					Average(1)
	December 31,				December 31,
	2014	2013	Change		2014	2013	Change
	(in billions)
Equity	$278.1	$275.3	$2.8	1%	$279.4	$247.3	$32.1	13%
Fixed income	193.4	196.4	(3.0)	(2)	195.9	199.9	(4.0)	(2)
Money market	6.7	7.1	(0.4)	(6)	6.6	6.4	0.2	3
Alternative	7.4	6.4	1.0	16	7.0	6.4	0.6	9
Hybrid and other	20.0	15.6	4.4	28	18.4	13.3	5.1	38
Total managed assets	$505.6	$500.8	$4.8	1%	$507.3	$473.3	$34.0	7%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

The following tables present the changes in Columbia and Threadneedle managed assets:

Columbia Managed Assets Rollforward	Years Ended December 31,
	2014	2013
	(in billions)
Retail Funds
Beginning assets	$239.4	$216.3
Mutual fund inflows	36.0	38.1
Mutual fund outflows	(47.4)	(50.9)
Net VP/VIT fund flows	(0.9)	(0.6)
Net new flows	(12.3)	(13.4)
Reinvested dividends	13.4	9.9
Net flows	1.1	(3.5)
Distributions	(15.9)	(11.5)
Market appreciation and other	13.1	38.1
Total ending assets	237.7	239.4
Institutional
Beginning assets	75.6	72.4
Inflows	20.4	21.6
Outflows	(20.2)	(26.1)
Net flows	0.2	(4.5)
Market appreciation and other	4.9	7.7
Total ending assets	80.7	75.6
Alternative
Beginning assets	5.6	5.7
Inflows	1.7	1.3
Outflows	(0.7)	(1.6)
Net flows	1.0	(0.3)
Market appreciation and other	0.1	0.2
Total ending assets	6.7	5.6
Affiliated General Account Assets	36.1	36.1
Total Columbia managed assets	$361.2	$356.7
Total Columbia net flows	$2.3	$(8.3)

Threadneedle Managed Assets Rollforward	Years Ended December 31,
	2014	2013
	(in billions)
Retail Funds
Beginning assets	$50.6	$39.1
Mutual fund inflows	23.4	23.3
Mutual fund outflows	(26.0)	(18.9)
Net new flows	(2.6)	4.4
Reinvested dividends	0.2	0.2
Net flows	(2.4)	4.6
Distributions	(0.7)	(0.5)
Market appreciation	0.8	5.6
Foreign currency translation(1)	(2.8)	1.1
Other	1.0	0.7
Total ending assets	46.5	50.6
Institutional
Beginning assets	96.1	87.6
Inflows	13.3	9.2
Outflows	(10.8)	(11.8)
Net flows	2.5	(2.6)
Market appreciation	5.4	6.7
Foreign currency translation(1)	(6.1)	1.6
Other	2.8	2.8
Total ending assets	100.7	96.1
Alternative
Beginning assets	0.7	1.1
Inflows	—	—
Outflows	(0.1)	(0.2)
Net flows	(0.1)	(0.2)
Market appreciation (depreciation)	0.1	(0.2)
Total ending assets	0.7	0.7
Total Threadneedle managed assets	$147.9	$147.4
Total Threadneedle net flows	$—	$1.8
(1) Amounts represent British Pound to US dollar conversion.
Total segment AUM increased $4.8 billion, or 1%, during the year ended December 31, 2014 driven by market appreciation, partially offset by a negative impact of foreign currency translation and retail fund distributions. Total segment AUM net inflows were $2.1 billion for the year ended December 31, 2014. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia Management former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.
Columbia Management managed assets increased $4.5 billion, or 1%, during the year ended December 31, 2014 primarily due to market appreciation, partially offset by retail fund distributions. Total Columbia Management net inflows were $2.3 billion for the year ended December 31, 2014. Columbia Management retail funds decreased $1.7 billion, or 1%, during the year ended December 31, 2014 primarily due to distributions, partially offset by market appreciation. Columbia Management retail net inflows of $1.1 billion during the year ended December 31, 2014 included $13.4 billion of reinvested dividends, partially offset by $12.3 billion of net new outflows. Columbia Management retail net new outflows during the year ended December 31, 2014 included $5.1 billion of outflows in the defined contribution/investment only channel, $1.5 billion of outflows from a former parent affiliated distribution relationship, $1.5 billion of outflows in the RIA channel and $1.1 billion of outflows from a third party sub-advisor. Columbia Management institutional AUM increased $5.1 billion, or 7%, during the year ended December 31, 2014 due to market appreciation.

Columbia Management institutional net inflows of $0.2 billion for the year ended December 31, 2014 primarily reflect third party institutional inflows, partially offset by former parent affiliated distribution and former parent influenced mandates. Columbia Management alternative AUM increased $1.1 billion, or 20%, during the year ended December 31, 2014 due to net inflows of $1.0 billion reflecting the launch of three new CLOs, partially offset by a CLO liquidation.
Threadneedle managed assets were essentially flat compared to the prior year as market appreciation was offset by a negative impact of foreign currency translation. Threadneedle retail funds decreased $4.1 billion, or 8%, during the year ended December 31, 2014 primarily due to net outflows and the negative impact of foreign currency translation. Threadneedle retail net outflows were $2.4 billion reflecting approximately $4.6 billion of outflows from the U.S. equities product where we had a portfolio manager change earlier in the year offset by underlying net inflows. Threadneedle institutional AUM increased $4.6 billion, or 5%, during the year ended December 31, 2014 primarily due to net inflows and a market appreciation, partially offset by a negative impact of foreign currency translation. Threadneedle institutional net inflows of $2.5 billion for the year ended December 31, 2014 included a $5.6 billion mandate from a leading UK wealth management firm to manage assets in a Strategic Managed fund, partially offset by $3.4 billion of outflows from legacy insurance assets.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Years Ended December 31,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$2,791	$2,643	$148	6%
Distribution fees	493	469	24	5
Net investment income	30	54	(24)	(44)
Other revenues	6	5	1	20
Total revenues	3,320	3,171	149	5
Banking and deposit interest expense	—	2	(2)	NM
Total net revenues	3,320	3,169	151	5
Expenses
Distribution expenses	1,148	1,112	36	3
Amortization of deferred acquisition costs	15	17	(2)	(12)
Interest and debt expense	26	24	2	8
General and administrative expense	1,343	1,325	18	1
Total expenses	2,532	2,478	54	2
Operating earnings	$788	$691	$97	14%
NM Not Meaningful.
Our Asset Management segment pretax operating earnings, which exclude net realized gains or losses, increased $97 million, or 14%, to $788 million for the year ended December 31, 2014 compared to $691 million for the prior year reflecting higher average assets under management driven by equity market appreciation, partially offset by retail fund distributions and a $30 million gain on the sale of Threadneedle’s strategic business investment in Cofunds in the prior year.
Net Revenues
Net revenues, which exclude net realized gains or losses, increased $151 million, or 5%, to $3.3 billion for the year ended December 31, 2014 compared to $3.2 billion for the prior year driven by an increase in management and financial advice fees.
Management and financial advice fees increased $148 million, or 6%, to $2.8 billion for the year ended December 31, 2014 compared to $2.6 billion for the prior year primarily due to an increase in assets under management. Average assets under management increased 7% compared to the prior year primarily driven by equity market appreciation, partially offset by retail fund distributions. See our discussion above on the changes in assets under management.
Distribution fees increased $24 million, or 5%, to $493 million for the year ended December 31, 2014 compared to $469 million for the prior year primarily due to higher assets levels due to market appreciation, partially offset by retail fund distributions.
Net investment income, which excludes net realized gains or losses, decreased $24 million, or 44%, to $30 million for the year ended December 31, 2014 compared to $54 million for the prior year due to a $30 million gain on the sale of Threadneedle’s investment in Cofunds in the prior year.

Expenses
Total expenses increased $54 million, or 2%, to $2.5 billion for the year ended December 31, 2014 compared to the prior year primarily due to a $36 million increase in distribution expenses driven by higher average retail fund assets and an $18 million increase in general and administrative expense primarily driven by the negative impact of foreign exchange rates and investments in the business. The negative impact of foreign exchanges rates on expenses was more than offset by the positive impact to revenues.

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
The following table presents the results of operations of our Annuities segment on an operating basis:

	Years Ended December 31,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$756	$709	$47	7%
Distribution fees	360	339	21	6
Net investment income	941	1,036	(95)	(9)
Premiums	109	110	(1)	(1)
Other revenues	425	367	58	16
Total revenues	2,591	2,561	30	1
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,591	2,561	30	1
Expenses
Distribution expenses	439	420	19	5
Interest credited to fixed accounts	556	653	(97)	(15)
Benefits, claims, losses and settlement expenses	463	498	(35)	(7)
Amortization of deferred acquisition costs	235	111	124	NM
Interest and debt expense	38	37	1	3
General and administrative expense	227	213	14	7
Total expenses	1,958	1,932	26	1
Operating earnings	$633	$629	$4	1%
NM Not Meaningful.
Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), increased $4 million, or 1%, to $633 million for the year ended December 31, 2014 compared to $629 million for the prior year primarily due to market appreciation, as well as a benefit from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds, partially offset by the impact of unlocking. The impact of unlocking was a decrease to pretax operating income of $22 million for the year ended December 31, 2014 compared to an increase of $60 million for the prior year.
During the fourth quarter of 2013, we added Portfolio Stabilizer fund options for our in force variable annuities with living benefit guarantees. During the year ended December 31, 2014, approximately $4.7 billion of account value was moved into these funds, exceeding expectations. The resulting earnings benefit for the year ended December 31, 2014 was $44 million compared to a benefit of $26 million in the prior year. We anticipate a very minimal benefit to earnings going forward.
RiverSource variable annuity account balances increased 2% to $77.0 billion at December 31, 2014 compared to the prior year due to market appreciation, partially offset by net outflows of $1.7 billion.
RiverSource fixed annuity account balances declined 8% to $12.1 billion at December 31, 2014 compared to the prior year reflecting elevated surrenders on products sold through third parties where crediting rates have reset lower. The change in crediting rates decreased the level of spread compression for the year ended December 31, 2014. All of the five-year guarantee block totaling $4.1 billion has been re-priced as of December 31, 2014.
Net Revenues
Net revenues, which exclude net realized gains or losses, increased $30 million, or 1%, to $2.6 billion for the year ended December 31, 2014 compared to the prior year primarily due to an increase in management and financial advice fees and other revenues partially offset by a decrease in net investment income.
Management and financial advice fees increased $47 million, or 7%, to $756 million for the year ended December 31, 2014 compared to $709 million for the prior year due to higher fees on variable annuities driven by higher separate account balances. Average variable annuity account balances increased $4.4 billion, or 7%, from the prior year due to market appreciation, partially offset by net outflows.
Distribution fees increased $21 million, or 6%, to $360 million for the year ended December 31, 2014 compared to $339 million for the prior year primarily due to higher fees on variable annuities driven by higher separate account balances.
Net investment income, which excludes net realized gains or losses, decreased $95 million, or 9%, to $941 million for the year ended December 31, 2014 compared to $1.0 billion for the prior year primarily reflecting a decrease of approximately $39 million from lower invested assets due to fixed annuity net outflows and approximately $63 million from lower interest rates.
Other revenues increased $58 million, or 16%, to $425 million for the year ended December 31, 2014 compared to $367 million for the prior year due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) increased $26 million, or 1%, to $2.0 billion for the year ended December 31, 2014 compared to $1.9 billion for the prior year primarily due to an increase in amortization of DAC, partially offset by a decrease in interest credited to fixed accounts and benefits, claims, losses and settlement expenses.
Distribution expenses increased $19 million, or 5%, to $439 million for the year ended December 31, 2014 compared to $420 million for the prior year primarily due to higher variable annuity compensation driven by higher variable annuity contract values.
Interest credited to fixed accounts decreased $97 million, or 15%, to $556 million for the year ended December 31, 2014 compared to $653 million for the prior year driven by lower average fixed annuity account balances and a lower average crediting rate on interest sensitive fixed annuities. Average fixed annuity account balances decreased $884 million, or 7%, to $12.7 billion for the year ended December 31, 2014 compared to the prior year due to net outflows reflecting elevated surrenders on products sold through third parties where rates have reset lower. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.0% for the year ended December 31, 2014 compared to 3.6% for the prior year reflecting the re-pricing of the five-year guarantee block.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), decreased $35 million, or 7%, to $463 million for the year ended December 31, 2014 compared to $498 million for the prior year primarily due to a $21 million decrease in expense related to the benefit from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds and the impact of unlocking, partially offset by an increase in expense of $26 million related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date. Benefits, claims, losses and settlement expenses for the year ended December 31, 2014 included a $5 million expense from unlocking primarily reflecting the difference between our previously assumed interest rates versus the continued low interest rate environment, partially offset by a benefit from updating our variable annuity living benefit withdrawal utilization assumption. Benefits, claims, losses and settlement expenses for the prior year included a $21 million expense from unlocking primarily reflecting the impact of variable annuity model changes.
Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), increased $124 million to $235 million for the year ended December 31, 2014 compared to $111 million for the prior year primarily due to the impact of unlocking. Amortization of DAC for the year ended December 31, 2014 included a $17 million expense from unlocking primarily driven by the difference between our previously assumed interest rates versus the continued low interest rate environment, partially offset by favorable persistency and mortality experience and a benefit from updating our variable annuity living benefit withdrawal utilization assumption. Amortization of DAC for the prior year included an $81 million benefit from unlocking primarily driven by the impact of assumed interest rates and changes in assumed policyholder behavior.

Protection
Our Protection segment offers a variety of products to address the protection and risk management needs of our retail clients including life, DI and property casualty insurance. Life and DI products are primarily provided through our advisors. Our property casualty products are sold primarily through affinity relationships. We issue insurance policies through our life insurance and property casualty subsidiaries. The primary sources of revenues for this segment are premiums, fees and charges we receive to assume insurance-related risk. We earn net investment income on owned assets supporting insurance reserves and capital supporting the business. We also receive fees based on the level of assets supporting VUL separate account balances. This segment earns intersegment revenues from fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the VUL contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment.
The following table presents the results of operations of our Protection segment on an operating basis:

	Years Ended December 31,
	2014	2013	Change
	(in millions)
Revenues
Management and financial advice fees	$59	$58	$1	2%
Distribution fees	92	91	1	1
Net investment income	447	439	8	2
Premiums	1,292	1,188	104	9
Other revenues	397	410	(13)	(3)
Total revenues	2,287	2,186	101	5
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,287	2,186	101	5
Expenses
Distribution expenses	61	62	(1)	(2)
Interest credited to fixed accounts	153	145	8	6
Benefits, claims, losses and settlement expenses	1,416	1,252	164	13
Amortization of deferred acquisition costs	135	118	17	14
Interest and debt expense	28	25	3	12
General and administrative expense	248	248	—	—
Total expenses	2,041	1,850	191	10
Operating earnings	$246	$336	$(90)	(27)%
Our Protection segment pretax operating income, which excludes net realized gains or losses and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $90 million, or 27%, to $246 million for the year ended December 31, 2014 compared to $336 million for the prior year primarily due to lower auto and home earnings reflecting higher incurred losses, as well as the impact of unlocking.
Net Revenues
Net revenues, which exclude net realized gains or losses and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $101 million, or 5%, to $2.3 billion for the year ended December 31, 2014 compared to $2.2 billion for the prior year primarily due to growth in auto and home premiums partially offset by the impact of unlocking.
Premiums increased $104 million, or 9%, to $1.3 billion for the year ended December 31, 2014 compared to $1.2 billion for the prior year primarily due to growth in auto and home premiums driven by continued new policy sales growth, primarily from our affinity relationships with Costco and Progressive. Auto and home policies in force increased 11% compared to the prior year.

Other revenues decreased $13 million, or 3%, to $397 million for the year ended December 31, 2014 compared to $410 million for the prior year primarily due to a $29 million unfavorable impact from unlocking for the year ended December 31, 2014 compared to an $18 million unfavorable impact in the prior year. The primary driver of the unlocking impact to other revenues in both periods was lower projected gains on reinsurance contracts resulting from favorable mortality experience.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization), increased $191 million, or 10%, to $2.0 billion for the year ended December 31, 2014 compared to $1.9 billion for the prior year primarily due to higher benefits, claims, losses and settlement expenses related to our auto and home business.
Benefits, claims, losses and settlement expenses, which exclude the market impact on indexed universal life benefits (net of hedges), increased $164 million, or 13%, to $1.4 billion for the year ended December 31, 2014 compared to $1.3 billion for the prior year due to a $163 million increase in provision for estimated losses related to our auto and home business reflecting the impact of growth in exposures from an 11% increase in policies in force, an increase in catastrophe losses reflecting the growth in exposures and the extremely severe winter and spring weather during 2014, and adverse development in the 2013 and prior accident years auto liability coverage observed during the first quarter of 2014 resulting in a $30 million increase to prior accident year loss reserves. Later in 2014, further adverse loss development was observed primarily in the 2014 auto book of business which resulted in a $60 million increase to loss reserves for estimated losses including IBNR. Catastrophe losses were $66 million for the year ended December 31, 2014 compared to $42 million for the prior year. The 2015 accident year non-catastrophe auto loss development is expected to trend approximately level with the 2014 accident year loss experience.

Corporate & Other
Our Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment also includes revenues and expenses of CIEs, which are excluded on an operating basis.
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Years Ended December 31,
	2014	2013	Change
	(in millions)
Revenues
Distribution fees	$1	$1	$—	—%
Net investment income (loss)	(6)	8	(14)	NM
Other revenues	9	6	3	50
Total revenues	4	15	(11)	(73)
Banking and deposit interest expense	—	—	—	—
Total net revenues	4	15	(11)	(73)
Expenses
Distribution expenses	1	1	—	—
Interest and debt expense	21	33	(12)	(36)
General and administrative expense	212	210	2	1
Total expenses	234	244	(10)	(4)
Operating loss	$(230)	$(229)	$(1)	—%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized gains or losses and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss was $230 million for the year ended December 31, 2014 compared to $229 million for the prior year. Net investment income (loss) was a loss of $6 million for the year ended December 31, 2014 compared to income of $8 million for the prior year due to a $13 million increase in losses associated with affordable housing partnerships. Interest and debt expense decreased $12 million, or 36%, to $21 million for the year ended December 31, 2014 compared to $33 million for the prior year primarily due to $19 million in costs in 2013 related to the early redemption of our senior notes due 2015, partially offset by expenses in 2014 related to the early redemption of our senior notes due 2039. General and administrative expense for the year ended December 31, 2014 included a provision for potential resolution of a regulatory matter regarding certain historical events and processes at one of our ongoing lines of business, which was partially offset by lower investment spending compared to the prior year.

Consolidated Results of Operations
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The following table presents our consolidated results of operations:

	Years Ended December 31,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$5,253	$4,692	$561	12%
Distribution fees	1,771	1,616	155	10
Net investment income	1,889	1,933	(44)	(2)
Premiums	1,282	1,223	59	5
Other revenues	1,035	795	240	30
Total revenues	11,230	10,259	971	9
Banking and deposit interest expense	31	42	(11)	(26)
Total net revenues	11,199	10,217	982	10
Expenses
Distribution expenses	2,925	2,591	334	13
Interest credited to fixed accounts	806	831	(25)	(3)
Benefits, claims, losses and settlement expenses	1,954	1,899	55	3
Amortization of deferred acquisition costs	207	286	(79)	(28)
Interest and debt expense	281	276	5	2
General and administrative expense	3,056	3,096	(40)	(1)
Total expenses	9,229	8,979	250	3
Income from continuing operations before income tax provision	1,970	1,238	732	59
Income tax provision	492	335	157	47
Income from continuing operations	1,478	903	575	64
Loss from discontinued operations, net of tax	(3)	(2)	(1)	(50)
Net income	1,475	901	574	64
Less: Net income (loss) attributable to noncontrolling interests	141	(128)	269	NM
Net income attributable to Ameriprise Financial	$1,334	$1,029	$305	30%
NM Not Meaningful.
Overall
Income from continuing operations before income tax provision increased $732 million, or 59%, to $2.0 billion for the year ended December 31, 2013 compared to $1.2 billion for the prior year primarily reflecting the impact from unlocking, the impact of market appreciation and wrap account net inflows, the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), an increase in net income from CIEs, a $30 million gain on the sale of Threadneedle’s strategic business investment in Cofunds in the second quarter of 2013 and a $24 million benefit from policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds, partially offset by the negative impact from spread compression in our interest sensitive product lines and asset management net outflows. The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $170 million for the year ended December 31, 2013, which included a $17 million benefit associated with unlocking. This compares to an expense of $265 million for the prior year, which included a $14 million expense associated with unlocking. The negative impact on earnings from spread compression in our interest sensitive product lines was approximately $136 million pretax for the year ended December 31, 2013 compared to the prior year.

The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking for the years ended December 31:

Pretax Increase (Decrease)	2013	2012
	(in millions)
Other revenues	$(18)	$(41)

Benefits, claims, losses and settlement expenses	(5)	(28)
Amortization of DAC	(79)	23
Interest credited to fixed accounts	—	2
Total expenses	(84)	(3)
Total(1)	$66	$(38)
(1) Includes a $17 million net benefit and a $14 million net expense related to the market impact on variable annuity guaranteed benefits for the years ended December 31, 2013 and 2012, respectively.
The impact of unlocking for the year ended December 31, 2012 included a $41 million benefit, net of DAC and DSIC amortization, from an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods.
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
Distribution expenses increased $334 million, or 13%, to $2.9 billion for the year ended December 31, 2013 compared to $2.6 billion for the prior year driven by growth in assets under management. See our discussion on the changes in AUM in our segment results of operations section below.
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

Benefits, claims, losses and settlement expenses increased $55 million, or 3%, to $2.0 billion for the year ended December 31, 2013 compared to $1.9 billion for the prior year primarily reflecting the following items:

•
The year ended December 31, 2013 included a $5 million benefit from unlocking, which included a $22 million benefit related to the market impact on variable annuity guaranteed benefits, and the prior year included a $28 million benefit, which included an $18 million expense related to the market impact on variable annuity guaranteed benefits. The market impact on variable annuity guaranteed benefits is discussed below. The impact from unlocking for the year ended December 31, 2013 reflected expected higher interest rates and changes in assumed policyholder behavior, partially offset by the impact of variable annuity model changes. The impact from unlocking for the prior year primarily reflected a $50 million benefit from an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods, partially offset by lower bond fund returns related to the life contingent benefits associated with GMWB.

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

•
A $271 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $916 million change in the market impact on variable annuity guaranteed living benefits reserves, partially offset by an unfavorable $635 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $10 million DSIC offset. The main market drivers contributing to these changes are summarized below:

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

Amortization of DAC decreased $79 million, or 28%, to $207 million for the year ended December 31, 2013 compared to $286 million for the prior year primarily reflecting the following items:

•
The year ended December 31, 2013 included a $79 million benefit from unlocking, which included a $5 million expense related to the DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), primarily driven by the impact of expected higher interest rates and changes in assumed policyholder behavior. The prior year included a $23 million expense from unlocking, which included a $4 million benefit related to the DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), primarily reflecting spread compression and lower bond fund growth rates, partially offset by a benefit from improved persistency and lowered mortality assumption. The impact of unlocking for the prior year included a $9 million expense for the DAC offset to the adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods.

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was a benefit of $34 million for the year ended December 31, 2013 compared to a benefit of $69 million in the prior year.

General and administrative expense decreased $40 million, or 1%, to $3.1 billion for the year ended December 31, 2013 compared to $3.1 billion for the prior year primarily due to a $53 million decrease in integration and restructuring charges, $34 million in lower expenses associated with the completion of the brokerage platform conversion, $62 million of lower bank-related expenses and lower expenses from re-engineering efforts, partially offset by a $29 million increase in expenses of CIEs, higher compensation related accruals and higher expenses from investments in the business. General and administrative expense for the prior year included a $15 million benefit from a settlement with a third-party service provider.

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
The following table presents summary financial information by segment:

	Years Ended December 31,
	2013	2012
	(in millions)
Advice & Wealth Management
Net revenues	$4,295	$3,873
Expenses	3,703	3,439
Operating earnings	$592	$434
Asset Management
Net revenues	$3,169	$2,891
Expenses	2,478	2,356
Operating earnings	$691	$535
Annuities
Net revenues	$2,561	$2,519
Expenses	1,932	1,989
Operating earnings	$629	$530
Protection
Net revenues	$2,186	$2,087
Expenses	1,850	1,714
Operating earnings	$336	$373
Corporate & Other
Net revenues	$15	$26
Expenses	244	203
Operating loss	$(229)	$(177)
The following table presents the segment pretax operating impacts on our revenues and expenses attributable to unlocking:

	Years Ended December 31,
	2013		2012
Segment Pretax Operating Increase (Decrease)	Annuities	Protection	Annuities	Protection
	(in millions)
Other revenues	$—	$(18)	$—	$(41)

Benefits, claims, losses and settlement expenses	21	(4)	(32)	(14)
Amortization of DAC	(81)	(3)	41	(14)
Interest credited to fixed accounts	—	—	2	—
Total expenses	(60)	(7)	11	(28)
Total	$60	$(11)	$(11)	$(13)

The operating impact of unlocking for 2012 included a $43 million benefit, net of DAC and DSIC amortization, from an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods.

Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the years ended December 31:

	2013	2012
	(in billions)
Beginning balance	$124.6	$103.4
Net flows	13.1	9.6
Market appreciation and other	15.8	11.6
Ending balance	$153.5	$124.6

Advisory wrap account assets ending balance(1)	$152.6	$124.2
Average advisory wrap account assets(2)	$138.2	$115.0
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

Wrap account assets increased $28.9 billion, or 23%, during the year ended December 31, 2013 due to net inflows of $13.1 billion and market appreciation and other of $15.8 billion. Wrap account net inflows increased $3.5 billion, or 36%, compared to the prior year reflecting higher advisor productivity, experienced advisor recruiting and investor confidence. Average advisory wrap account assets increased $23.2 billion, or 20%, compared to the prior year due to net inflows and market appreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Years Ended December 31,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$2,039	$1,737	$302	17%
Distribution fees	2,095	1,879	216	11
Net investment income	127	233	(106)	(45)
Other revenues	65	64	1	2
Total revenues	4,326	3,913	413	11
Banking and deposit interest expense	31	40	(9)	(23)
Total net revenues	4,295	3,873	422	11
Expenses
Distribution expenses	2,641	2,321	320	14
Interest and debt expense	6	9	(3)	(33)
General and administrative expense	1,056	1,109	(53)	(5)
Total expenses	3,703	3,439	264	8
Operating earnings	$592	$434	$158	36%
Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized gains or losses, increased $158 million, or 36%, to $592 million for the year ended December 31, 2013 compared to $434 million for the prior year primarily due to strong growth in wrap account assets, increased client activity and expense management, partially offset by the impact of low interest rates and lower earnings due to the transition of banking operations in the fourth quarter of 2012. The negative impact of lower spreads on cash sweep accounts and certificates was approximately $57 million compared to the prior year. Pretax operating earnings for the year ended December 31, 2012 included $49 million of earnings from former banking operations. Pretax operating margin was 13.8% for the year ended December 31, 2013 compared to 11.2% for the prior year.

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
Management and financial advice fees increased $302 million, or 17%, to $2.0 billion for the year ended December 31, 2013 compared to $1.7 billion for the prior year driven by growth in wrap account assets. Average advisory wrap account assets increased $23.2 billion, or 20%, compared to the prior year due to net inflows and market appreciation. See our discussion of the changes in wrap account assets above.
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
Expenses
Total expenses increased $264 million, or 8%, to $3.7 billion for the year ended December 31, 2013 compared to $3.4 billion for the prior year due to a $320 million increase in distribution expenses driven by higher advisor compensation due to strong growth in client assets, partially offset by a $53 million decrease in general and administrative expense due to $62 million of lower expenses from the transition of banking operations in the fourth quarter of 2012 and $34 million of lower expenses associated with the completion of the brokerage platform conversion, partially offset by higher performance-driven compensation accruals.

Asset Management
In aggregate, we voluntarily waived fees of $11 million for both the years ended December 31, 2013 and 2012. See our discussion on fee waivers within our Asset Management Results of Operations for the year ended December 31, 2014.
The following table presents ending balances and average managed assets:

					Average(1)
	December 31,				December 31,
	2013	2012	Change		2013	2012	Change
	(in billions)
Columbia managed assets	$356.7	$330.4	$26.3	8%	$342.9	$335.8	$7.1	2%
Threadneedle managed assets	147.4	127.8	19.6	15	133.3	120.9	12.4	10
Less: Sub-advised eliminations	(3.3)	(2.8)	(0.5)	(18)	(2.9)	(3.4)	0.5	15
Total managed assets	$500.8	$455.4	$45.4	10%	$473.3	$453.3	$20.0	4%
(1) Average ending balances are calculated using an average of prior period’s ending balance and all months in the current period.
The following table presents managed asset net flows:

	Years Ended December 31,
	2013	2012	Change
	(in billions)
Columbia managed asset net flows	$(8.3)	$(18.6)	$10.3	55%
Threadneedle managed asset net flows(1)	1.8	(1.9)	3.7	NM
Less: Sub-advised eliminations	(0.1)	1.8	(1.9)	NM
Total managed asset net flows	$(6.6)	$(18.7)	$12.1	65%
NM  Not Meaningful.
(1) Threadneedle net flows in Q2 2012 included $1.2 billion of outflows primarily due to a change in subadvisory relationship between Threadneedle and Columbia. These outflows are eliminated at the segment level.

The following table presents managed assets by type:

					Average(1)
	December 31,				December 31,
	2013	2012	Change		2013	2012	Change
	(in billions)
Equity	$275.3	$224.1	$51.2	23%	$247.3	$220.5	$26.8	12%
Fixed income	196.4	205.2	(8.8)	(4)	199.9	204.9	(5.0)	(2)
Money market	7.1	6.5	0.6	9	6.4	7.0	(0.6)	(9)
Alternative	6.4	6.7	(0.3)	(4)	6.4	8.3	(1.9)	(23)
Hybrid and other	15.6	12.9	2.7	21	13.3	12.6	0.7	6
Total managed assets	$500.8	$455.4	$45.4	10%	$473.3	$453.3	$20.0	4%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following tables present the changes in Columbia and Threadneedle managed assets:

	Years Ended December 31,
	2013	2012
	(in billions)
Columbia Managed Assets Rollforward
Retail Funds
Beginning assets	$216.3	$204.8
Mutual fund inflows	38.1	38.2
Mutual fund outflows	(50.9)	(53.6)
Net VP/VIT fund flows	(0.6)	—
Net new flows	(13.4)	(15.4)
Reinvested dividends	9.9	6.0
Net flows	(3.5)	(9.4)
Distributions	(11.5)	(7.5)
Market appreciation and other(1)	38.1	28.4
Total ending assets	239.4	216.3
Institutional
Beginning assets	72.4	73.3
Inflows	21.6	17.5
Outflows	(26.1)	(24.0)
Net flows	(4.5)	(6.5)
Market appreciation and other	7.7	5.6
Total ending assets	75.6	72.4
Alternative
Beginning assets	5.7	8.1
Inflows	1.3	0.7
Outflows	(1.6)	(3.4)
Net flows	(0.3)	(2.7)
Market appreciation and other	0.2	0.3
Total ending assets	5.6	5.7
Affiliated General Account Assets	36.1	36.1
Other and Eliminations	—	(0.1)
Total Columbia managed assets	$356.7	$330.4
Total Columbia net flows	$(8.3)	$(18.6)
(1) Included in Market appreciation (depreciation) and other in Q2 2012 are $3 billion due to the transfer of Active Diversified Portfolio assets from non-proprietary to proprietary funds.

	Years Ended December 31,
	2013	2012
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$39.1	$31.8
Mutual fund inflows	23.3	16.0
Mutual fund outflows(2)	(18.9)	(13.8)
Net new flows	4.4	2.2
Reinvested dividends	0.2	0.1
Net flows	4.6	2.3
Distributions	(0.5)	(0.5)
Market appreciation	5.6	3.2
Foreign currency translation(1)	1.1	1.6
Other	0.7	0.7
Total ending assets	50.6	39.1
Institutional
Beginning assets	87.6	80.6
Inflows	9.2	9.1
Outflows	(11.8)	(13.2)
Net flows	(2.6)	(4.1)
Market appreciation	6.7	4.9
Foreign currency translation(1)	1.6	3.7
Other	2.8	2.5
Total ending assets	96.1	87.6
Alternative
Beginning assets	1.1	1.2
Inflows	—	0.1
Outflows	(0.2)	(0.2)
Net flows	(0.2)	(0.1)
Market depreciation	(0.2)	—
Total ending assets	0.7	1.1
Total Threadneedle managed assets	$147.4	$127.8
Total Threadneedle net flows	$1.8	$(1.9)
(1) Amounts represent British Pound to US dollar conversion.
(2) Retail fund outflows in Q2 2012 included $1.2 billion due to a change in subadvisory relationship between Threadneedle and Columbia. These outflows are eliminated at the segment level.

Total segment AUM increased $45.4 billion, or 10%, during the year ended December 31, 2013 driven by market appreciation, partially offset by net outflows and retail fund distributions. Total segment AUM net outflows were $6.6 billion for the year ended December 31, 2013.
Columbia Management managed assets increased $26.3 billion, or 8%, during the year ended December 31, 2013 primarily due to market appreciation, partially offset by net outflows and retail fund distributions. Total Columbia Management net outflows were $8.3 billion for the year ended December 31, 2013. Columbia Management retail funds increased $23.1 billion, or 11%, during the year ended December 31, 2013 primarily due to market appreciation, partially offset by net outflows and distributions. Columbia Management retail net outflows of $3.5 billion during the year ended December 31, 2013 included outflows from a large distribution partner that continued to re-balance asset concentrations, continued outflows from a third party sub-advisor and outflows associated with a share class change in the RIA channel. Columbia Management retail net outflows during the year ended December 31, 2013 included $9.9 billion of reinvested dividends, which was driven by market appreciation last year and the related gains in certain portfolios. Columbia Management institutional AUM increased $3.2 billion, or 4%, during the year ended December 31, 2013 due to market appreciation, partially offset by net outflows. Columbia Management institutional net outflows of $4.5 billion for the year ended December 31, 2013 primarily reflected outflows in former parent influenced mandates and former parent affiliated distribution, some of which was low basis point assets, as well as first quarter outflows in investment grade and high yield credit mandates given strong performance in these asset classes, partially offset by new mandates funded in 2013.
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
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Years Ended December 31,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$2,643	$2,420	$223	9%
Distribution fees	469	442	27	6
Net investment income	54	19	35	NM
Other revenues	5	12	(7)	(58)
Total revenues	3,171	2,893	278	10
Banking and deposit interest expense	2	2	—	—
Total net revenues	3,169	2,891	278	10
Expenses
Distribution expenses	1,112	1,029	83	8
Amortization of deferred acquisition costs	17	16	1	6
Interest and debt expense	24	22	2	9
General and administrative expense	1,325	1,289	36	3
Total expenses	2,478	2,356	122	5
Operating earnings	$691	$535	$156	29%
NM Not Meaningful.
Our Asset Management segment pretax operating earnings, which exclude net realized gains or losses and integration and restructuring charges, increased $156 million, or 29%, to $691 million for the year ended December 31, 2013 compared to $535 million for the prior year reflecting equity market appreciation, a $30 million gain on the sale of Threadneedle’s strategic business investment in Cofunds, a $19 million benefit from a CLO unwind, continued revenue enhancements related to various pricing adjustments and expense re-engineering, partially offset by the impact of net outflows and retail fund distributions.
Net Revenues
Net revenues, which exclude net realized gains or losses, increased $278 million, or 10%, to $3.2 billion for the year ended December 31, 2013 compared to $2.9 billion for the prior year driven by increases in management and financial advice fees and net investment income.
Management and financial advice fees increased $223 million, or 9%, to $2.6 billion for the year ended December 31, 2013 compared to $2.4 billion for the prior year due to an increase in assets under management, as well as a shift to higher fee retail assets at Threadneedle, revenue enhancements related to various pricing adjustments and $17 million of performance based incentive fees on a CLO unwind. Average assets under management increased 4% compared to the prior year driven by equity market appreciation, partially offset by net outflows and retail fund distributions. See our discussion above on the changes in assets under management.
Net investment income, which excludes net realized gains or losses, increased $35 million to $54 million for the year ended December 31, 2013 compared to $19 million for the prior year due to a $30 million gain on the sale of Threadneedle’s strategic business investment in Cofunds, as well as a $10 million gain on a CLO unwind related to our residual interest in the CLO.

Expenses
Total expenses, which exclude integration and restructuring charges, increased $122 million, or 5%, to $2.5 billion for the year ended December 31, 2013 compared to $2.4 billion for the prior year primarily due to an $83 million increase in distribution expenses driven by higher average retail fund assets and a $36 million increase in general and administrative expense driven by higher performance-based compensation, including $8 million of higher compensation related to a CLO unwind, and investments in the business, partially offset by re-engineering benefits.

Annuities
The following table presents the results of operations of our Annuities segment on an operating basis:

	Years Ended December 31,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$709	$648	$61	9%
Distribution fees	339	317	22	7
Net investment income	1,036	1,127	(91)	(8)
Premiums	110	118	(8)	(7)
Other revenues	367	309	58	19
Total revenues	2,561	2,519	42	2
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,561	2,519	42	2
Expenses
Distribution expenses	420	381	39	10
Interest credited to fixed accounts	653	688	(35)	(5)
Benefits, claims, losses and settlement expenses	498	419	79	19
Amortization of deferred acquisition costs	111	229	(118)	(52)
Interest and debt expense	37	34	3	9
General and administrative expense	213	238	(25)	(11)
Total expenses	1,932	1,989	(57)	(3)
Operating earnings	$629	$530	$99	19%
Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), increased $99 million, or 19%, to $629 million for the year ended December 31, 2013 compared to $530 million for the prior year primarily due to the impact of unlocking, which was an increase to pretax operating income of $60 million for the year ended December 31, 2013 compared to a decrease of $11 million for the prior year.
During the fourth quarter of 2013, we added Portfolio Stabilizer fund options for our in force variable annuities with living benefit guarantees. These additional investment options resulted in sizable asset movement into the Portfolio Stabilizer funds. The resulting earnings benefit in the fourth quarter of 2013 was $26 million.
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
Net Revenues
Net revenues, which exclude net realized gains or losses, increased $42 million, or 2%, to $2.6 billion for the year ended December 31, 2013 compared to $2.5 billion for the prior year primarily due to higher management and financial advice fees and other revenues, partially offset by a decrease in net investment income.

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
Net investment income, which excludes net realized gains or losses, decreased $91 million, or 8%, to $1.0 billion for the year ended December 31, 2013 compared to $1.1 billion for the prior year reflecting a decrease of approximately $26 million from lower invested assets due to net outflows and approximately $60 million from lower interest rates.
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
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) decreased $57 million, or 3%, to $1.9 billion for the year ended December 31, 2013 compared to $2.0 billion for the prior year primarily due to the impact of unlocking.
Distribution expenses increased $39 million, or 10%, to $420 million for the year ended December 31, 2013 compared to $381 million for the prior year primarily due to higher variable annuity compensation driven by higher variable annuity contract values due to market appreciation.
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
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), increased $79 million, or 19%, to $498 million for the year ended December 31, 2013 compared to $419 million for the prior year primarily due to the impact of unlocking and an increase in expenses of approximately $40 million related to higher reserve funding driven by the impact of higher fees from prior year sales with variable annuity guarantees, partially offset by a $31 million benefit from policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds. Benefits, claims, losses and settlement expenses for the year ended December 31, 2013 included a $21 million expense from unlocking primarily reflecting the impact of variable annuity model changes. Benefits, claims, losses and settlement expenses for the prior year included a $32 million benefit from unlocking primarily reflecting a $53 million benefit from an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods, partially offset by lower bond fund returns related to the life contingent benefits associated with GMWB.
Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), decreased $118 million, or 52%, to $111 million for the year ended December 31, 2013 compared to $229 million for the prior year primarily due to the impact of unlocking. Amortization of DAC for the year ended December 31, 2013 included an $81 million benefit from unlocking primarily driven by the impact of expected higher interest rates and changes in assumed policyholder behavior. Amortization of DAC for the prior year included a $41 million expense from unlocking primarily reflecting spread compression and lower bond fund growth rates, partially offset by a benefit from improved persistency and lowered mortality assumption. The impact of unlocking for 2012 included a $10 million expense for the DAC offset to the adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods.
General and administrative expense decreased $25 million, or 11%, to $213 million for the year ended December 31, 2013 compared to $238 million for the prior year primarily due to decreases in investment spending, advertising costs, service delivery charges and professional services fees. In addition, we recognized a net $6 million charge in the prior year for estimated future assessments from state insurance guaranty funds, primarily associated with the liquidation of Executive Life Insurance Company of New York.

Protection
The following table presents the results of operations of our Protection segment on an operating basis:

	Years Ended December 31,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$58	$55	$3	5%
Distribution fees	91	91	—	—
Net investment income	439	429	10	2
Premiums	1,188	1,121	67	6
Other revenues	410	392	18	5
Total revenues	2,186	2,088	98	5
Banking and deposit interest expense	—	1	(1)	—
Total net revenues	2,186	2,087	99	5
Expenses
Distribution expenses	62	53	9	17
Interest credited to fixed accounts	145	143	2	1
Benefits, claims, losses and settlement expenses	1,252	1,146	106	9
Amortization of deferred acquisition costs	118	110	8	7
Interest and debt expense	25	24	1	4
General and administrative expense	248	238	10	4
Total expenses	1,850	1,714	136	8
Operating earnings	$336	$373	$(37)	(10)%
Our Protection segment pretax operating income, which excludes net realized gains or losses and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $37 million, or 10%, to $336 million for the year ended December 31, 2013 compared to $373 million for the prior year reflecting lower auto and home earnings.
Net Revenues
Net revenues, which exclude net realized gains or losses and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $99 million, or 5%, to $2.2 billion for the year ended December 31, 2013 compared to $2.1 billion for the prior year primarily due to the impact of unlocking and growth in auto and home premiums, as well as an increase in net investment income.
Net investment income, which excludes net realized gains or losses, increased $10 million, or 2%, to $439 million for the year ended December 31, 2013 compared to $429 million for the prior year due to an increase in investment income on fixed maturities driven by higher average invested assets for life and health.
Premiums increased $67 million, or 6%, to $1.2 billion for the year ended December 31, 2013 compared to $1.1 billion for the prior year primarily due to growth in auto and home premiums driven by new policy sales growth across market segments, primarily from our affinity relationships with Costco and Progressive. Auto and home policy counts increased 11% year-over-year.
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
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization), increased $136 million, or 8%, to $1.9 billion for the year ended December 31, 2013 compared to $1.7 billion for the prior year primarily due to an increase in benefits, claims, losses and settlement expenses.
Distribution expenses increased $9 million, or 17%, to $62 million for the year ended December 31, 2013 compared to $53 million for the prior year driven by higher compensation related to higher sales.
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

Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Years Ended December 31,
	2013	2012	Change
	(in millions)
Revenues
Management and financial advice fees	$—	$(1)	$1	NM
Distribution fees	1	1	—	—%
Net investment income	8	15	(7)	(47)
Other revenues	6	10	(4)	(40)
Total revenues	15	25	(10)	(40)
Banking and deposit interest expense	—	(1)	1	NM
Total net revenues	15	26	(11)	(42)
Expenses
Distribution expenses	1	—	1	NM
Interest and debt expense	33	7	26	NM
General and administrative expense	210	196	14	7
Total expenses	244	203	41	20
Operating loss	$(229)	$(177)	$(52)	(29)%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized gains or losses, the impact of consolidating CIEs and restructuring charges. Our Corporate & Other segment pretax operating loss was $229 million for the year ended December 31, 2013 compared to $177 million for the prior year. Corporate & Other segment results reflected $26 million of higher interest and debt expense compared to the prior year due to $19 million in costs related to the early retirement of $350 million of our senior notes due 2015, as well as higher interest expense due to the issuance of debt in 2013. General and administrative expense for the prior year included a $15 million benefit from a settlement with a third-party service provider.

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

Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders and indexed universal life insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2014. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $157 million, net of DAC, DSIC and unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on December 31, 2014 credit spreads.

Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the year ended December 31, 2014. At both December 31, 2014 and 2013, we had $2.6 billion in cash and cash equivalents. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that expires in September 2018. Under the terms of the underlying credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At December 31, 2014 we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at December 31, 2014.
On September 18, 2014, we issued $550 million of unsecured senior notes due October 15, 2024, and incurred debt issuance costs of $5 million. Interest payments are due semi-annually in arrears on April 15 and October 15, commencing on April 15, 2015.
We redeemed $200 million of our senior notes due 2039 on June 16, 2014 pursuant to the terms of the indenture at the principal value plus accrued interest to the redemption date. We recognized an expense for the remaining unamortized debt issuance costs on the notes in the second quarter of 2014.
We intend to use cash on hand to fund the repayment of $350 million of our senior notes due in November 2015.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both December 31, 2014 and 2013 was $50 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. As of December 31, 2014 and 2013, we had borrowings of $150 million and $450 million, respectively, from the FHLB, which is collateralized with commercial mortgage backed securities. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.
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

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	December 31,		December 31,
	2014	2013	2014	2013
	(in millions)
RiverSource Life(1)(2)	$3,614	$2,747	$595	$591
RiverSource Life of NY(1)(2)	312	251	59	49
IDS Property Casualty(1)(3)	560	531	200	177
Ameriprise Insurance Company(1)(3)	45	44	2	2
ACC(4)(5)	248	230	226	215
Threadneedle(6)	221	257	199	158
Ameriprise National Trust Bank(7)	21	19	10	10
AFSI(3)(4)	93	78	#	2
Ameriprise Captive Insurance Company(3)	61	62	10	11
Ameriprise Trust Company(3)	26	58	24	56
AEIS(3)(4)	117	100	49	44
RiverSource Distributors, Inc.(3)(4)	13	23	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	18	23	#	#
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis.
(2) Regulatory capital requirement is based on the statutory risk-based capital filing.
(3) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of December 31, 2014 and 2013.
(4) Actual capital is determined on an adjusted GAAP basis.
(5) ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.
(6) Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at December 31, 2014 represent calculations at September 30, 2014 of the rule based requirements, as specified by FCA regulations.
(7) Ameriprise National Trust Bank is required to maintain capital in compliance with the Office of the Comptroller of the Currency (“OCC”)regulations and policies.
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
During the year ended December 31, 2014, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.9 billion (including $900 million from RiverSource Life) and contributed cash to its subsidiaries of $31 million. During the year ended December 31, 2013, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.6 billion (including $800 million from RiverSource Life) and contributed cash to its subsidiaries of $106 million.

The following table presents the dividends that could have been paid within the limitations of the applicable regulatory authorities for each of the years ended December 31. Dividends in excess of these amounts required advance notice to the applicable regulatory authorities as further described in the footnotes to the table.

	2014	2013	2012
	(in millions)
RiverSource Life(1)	$811	$580	$268
ACC(2)	26	15	—
Columbia Management Investment Advisers, LLC	553	506	255
Columbia Management Investment Services Corporation	7	14	9
Threadneedle	175	174	120
Ameriprise Trust Company	36	2	—
IDS Property Casualty(3)	53	22	38
Ameriprise Captive Insurance Company	65	50	47
RiverSource Distributors, Inc.	23	23	26
AMPF Holding Corporation	680	473	461
Total dividend capacity	$2,429	$1,859	$1,224
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
The following table presents the cash dividends paid or return of capital to the parent holding company, net of cash capital contributions made by the parent holding company for the following subsidiaries for the years ended December 31:

	2014	2013	2012
	(in millions)
RiverSource Life	$900	$800	$865
Ameriprise Bank, FSB(1)	8	130	213
ACC	5	(10)	(26)
Columbia Management Investment Advisers, LLC	362	280	170
Columbia Management Investment Services Corporation	—	10	—
Threadneedle (2)	—	73	94
Ameriprise Trust Company	34	(8)	(4)
IDS Property Casualty(3)	—	(50)	—
Ameriprise Holdings, Inc.	—	—	23
Ameriprise Advisor Capital, LLC	(31)	(37)	(50)
RiverSource Distributors, Inc.	10	—	2
Ameriprise Captive Insurance Company	15	—	—
AMPF Holding Corporation	519	340	295
Total	$1,822	$1,528	$1,582
(1) In January 2013, we completed the conversion of our federal savings bank subsidiary, Ameriprise Bank, FSB, to a limited powers national trust bank. In connection with the discontinuance of the Ameriprise Bank’s deposit-taking and lending activities and its conversion to a limited powers trust bank, we applied for and received approval from the OCC and the Federal Reserve System for the Bank to pay to the parent holding company a dividend of $250 million, which was paid in the fourth quarter of 2012. Ameriprise Bank paid an additional $130 million dividend in January 2013 upon final approval to convert Ameriprise Bank, FSB to Ameriprise National Trust Bank.
(2) During the year ended December 31, 2014, Threadneedle paid a $152 million dividend to the parent holding company consisting of a note receivable.
(3) During the year ended December 31, 2014, the parent holding company made a non-cash contribution of $51 million to IDS Property Casualty consisting of securities. In 2015, the parent holding company made cash contributions of $175 million to IDS Property Casualty.

Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $435 million and $411 million for the years ended December 31, 2014 and 2013, respectively. On January 28, 2015, we announced a quarterly dividend of $0.58 per common share. The dividend will be paid on February 27, 2015 to our shareholders of record at the close of business on February 9, 2015.
In October 2012, our Board of Directors authorized an expenditure of up to $2.0 billion for the repurchase of shares of our common stock through 2014. In April 2014, our Board of Directors authorized an expenditure of up to an additional $2.5 billion for the repurchase of shares of our common stock through April 28, 2016. As of December 31, 2014, the Company had $1.8 billion remaining under its share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase programs do not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase programs may be made in the open market, through privately negotiated transactions or block trades or other means. During the year ended December 31, 2014, we repurchased a total of 11.8 million shares of our common stock at an average price of $116.69 per share.

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
Operating Activities
Net cash provided by operating activities increased $1.0 billion to $2.4 billion for the year ended December 31, 2014 compared to $1.4 billion for the prior year primarily due to an $861 million increase in cash flows related to investment properties of CIEs due to lower purchases and higher sales of investment properties and an increase in cash from changes in our freestanding derivatives and related collateral, as well as an increase in fee revenue partially offset by related expenses and a $187 million increase in income taxes paid, net.
Net cash provided by operating activities decreased $141 million to $1.4 billion for the year ended December 31, 2013 compared to $1.5 billion for the prior year primarily reflecting higher income taxes paid and cash flow changes related to CIEs. In addition, cash activity related to our freestanding derivatives and related collateral resulted in an increase in cash compared to the prior year. Income taxes paid, net increased $174 million compared to the prior year primarily due to higher income, as well as lower tax refunds attributable to prior years. Cash outflows related to investment properties of CIEs increased $447 million compared to the prior year primarily due to higher purchases of investment properties, which was partially offset by a $283 million increase in cash related to changes in cash held by CIEs compared to the prior year.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash used in investing activities decreased $87 million to $715 million for the year ended December 31, 2014 compared to $802 million for the prior year primarily due to a $1.7 billion decrease in cash used for purchases of Available-for-Sale securities, partially offset by a $560 million decrease in proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities, a $587 million decrease in proceeds from sales, maturities and repayments of investments by consolidated investment entities and a $121 million increase in purchases of investments by consolidated investment entities.
Net cash used in investing activities was $802 million for the year ended December 31, 2013 compared to net cash provided by investing activities of $4.4 billion for the prior year. The decrease in cash of $5.2 billion compared to the prior year was primarily due to an $823 million increase in purchases of Available-for-Sale securities, a $3.3 billion decrease in proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities and a $1.5 billion increase in purchases of investments by consolidated investment entities, partially offset by a $288 million increase in proceeds from sales, maturities and repayments of investments by consolidated investment entities.

Financing Activities
Net cash used in financing activities increased $1.4 billion to $1.7 billion for the year ended December 31, 2014 compared to $306 million for the prior year. Cash outflows from policyholder account balances increased $662 million compared to the prior year primarily due to higher surrenders and other benefits. Cash outflows related to investment certificates increased $248 million compared to the prior year due to higher maturities, withdrawals and cash surrenders partially offset by higher proceeds from additions. Cash outflows from changes in short-term borrowings increased $299 million compared to the prior year as we reduced our borrowings from the FHLB during the year ended December 31, 2014.
Net cash used in financing activities decreased $6.0 billion to $306 million for the year ended December 31, 2013 compared to $6.3 billion for the prior year. Cash flows for the prior year included a $4.6 billion decrease from the net change in other banking deposits reflecting the liquidation of banking deposits related to the Ameriprise Bank transition. Cash proceeds from issuance of debt, net of issuance costs, was $744 million for the year ended December 31, 2013 compared to nil in the prior year. These increases in cash were offset by $350 million of cash used to redeem senior notes due November 2015. Cash outflows for dividends paid to shareholders increased $96 million compared to the prior year. Cash used for the repurchase of common stock, which includes stock repurchases and shares surrendered to cover income tax obligations of holders of share-based compensation awards, increased $202 million compared to the prior year. Cash flows related to CIEs increased $1.5 billion compared to the prior year primarily due to issuance of additional CIE debt.

Contractual Commitments
The contractual obligations identified in the table below include both our on and off-balance sheet transactions that represent material expected or contractually committed future obligations. The table excludes obligations of CIEs as they are not direct obligations of the Company and have recourse only to the assets of the CIEs. Payments due by period as of December 31, 2014 were as follows:

	Total	2015	2016 - 2017	2018 - 2019	2020 and Thereafter
	(in millions)
Balance Sheet
Long-term debt(1)	$2,994	$350	$—	$300	$2,344
Insurance and annuities(2)	40,447	3,570	5,080	4,284	27,513
Investment certificates(3)	4,207	3,961	246	—	—
Deferred premium options(4)	1,924	393	604	434	493
Affordable housing partnerships(5)	124	70	47	2	5
Off-Balance Sheet
Lease obligations	423	83	136	105	99
Purchase obligations(6)	1,102	251	388	290	173
Interest on long-term debt(7)	1,923	150	264	253	1,256
Total	$53,144	$8,828	$6,765	$5,668	$31,883
(1) See Note 13 to our Consolidated Financial Statements for more information about our long-term debt.
(2) These scheduled payments are represented by reserves of approximately $29.6 billion at December 31, 2014 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. Actual payment obligations may differ if experience varies from these assumptions. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.
(3) The payments due by year are based on contractual term maturities. However, contractholders have the right to redeem the investment certificates earlier and at their discretion subject to surrender charges, if any. Redemptions are most likely to occur in periods of substantial increases in interest rates.
(4) The fair value of these commitments included on the Consolidated Balance Sheets was $1.8 billion as of December 31, 2014. See Note 16 to our Consolidated Financial Statements for more information about our deferred premium options.
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
(6) Purchase obligations include the minimum contractual amounts by period under contracts that were in effect at December 31, 2014. Many of the purchase agreements giving rise to these purchase obligations include termination clauses that may require payment of termination fees if the agreements are terminated by us without cause prior to their stated expiration; however, the table reflects the amounts to be paid assuming the contracts are not terminated.
(7) Interest on debt was estimated based on rates in effect as of December 31, 2014.

In addition to the contractual commitments outlined in the table above, we periodically fund the employees’ defined benefit plans. We contributed $42 million and $48 million in 2014 and 2013, respectively, to our pension plans. In 2015, we expect to contribute $41 million to our pension plans and $2 million to our defined benefit postretirement plans. See Note 22 to our Consolidated Financial Statements for additional information.
Total loan funding commitments, which are not included in the table above due to uncertainty with respect to timing of future cash flows, were $549 million at December 31, 2014.
For additional information relating to these contractual commitments, see Note 23 to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements
We provide asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds, property funds and private equity funds, which are sponsored by us. We consolidate certain CLOs and property funds. We have determined that consolidation is not required for hedge funds and private equity funds which are sponsored by us. Our maximum exposure to loss with respect to our investment in these non-consolidated entities is limited to our carrying value. We have no obligation to provide further financial or other support to these investment entities nor have we provided any support to these investment entities. See Note 4 to our Consolidated Financial Statements for additional information on our arrangements with these investment entities.

Forward-Looking Statements
This report contains forward-looking statements that reflect management’s plans, estimates and beliefs. Actual results could differ materially from those described in these forward-looking statements. Examples of such forward-looking statements include:

•
statements of the Company’s plans, intentions, positioning, expectations, objectives or goals, including those relating to asset flows, mass affluent and affluent client acquisition strategy, client retention and growth of our client base, financial advisor productivity, retention, recruiting and enrollments, the introduction, cessation, terms or pricing of new or existing products and services, acquisition integration, benefits and claims expenses, general and administrative costs, consolidated tax rate, return of capital to shareholders, debt repayment and excess capital position and financial flexibility to capture additional growth opportunities;

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

•
experience deviations from the Company’s assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products, or from assumptions regarding market returns assumed in valuing or unlocking DAC and DSIC or market volatility underlying the Company’s valuation and hedging of guaranteed benefit annuity riders, or from assumptions regarding interest rates assumed in the Company's loss recognition testing of its long term care business, or from assumptions regarding anticipated claims and losses relating to the Company’s automobile and home insurance products;

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
RiverSource Life has the following variable annuity guarantee benefits: guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”). Each of these guaranteed benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying invested assets.
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
The following tables present our estimate of the impact on pretax income from these hypothetical market movements as of December 31, 2014:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees(1)	$(254)	$4	$(250)
DAC and DSIC amortization(2)(3)	(100)	—	(100)
Variable annuity riders:
GMDB and GMIB(3)	(103)	—	(103)
GMWB	(239)	236	(3)
GMAB	(36)	34	(2)
DAC and DSIC amortization(4)	N/A	N/A	8
Total variable annuity riders	(378)	270	(100)
Macro hedge program(5)	—	19	19
Equity indexed annuities	1	(1)	—
Certificates	2	(2)	—
Indexed universal life insurance	18	(22)	(4)
Total	$(711)	$268	$(435)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees(1)	$(44)	$—	$(44)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	826	(898)	(72)
GMAB	28	(30)	(2)
DAC and DSIC amortization(4)	N/A	N/A	14
Total variable annuity riders	854	(928)	(60)
Macro hedge program(5)	—	(31)	(31)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	49	—	49
Brokerage client cash balances	138	—	138
Certificates	2	—	2
Indexed universal life insurance	34	1	35
Total	$1,033	$(958)	$89
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
Asset-Based Management and Distribution Fees
We earn asset-based management fees and distribution fees on our assets under management. At December 31, 2014, the value of our assets under management was $658.6 billion. These sources of revenue are subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. We do not currently hedge the interest rate or equity price risk of this exposure.
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

Variable Annuity Riders
The total contract value of all variable annuities at December 31, 2014 was $77.0 billion. These contract values include GMWB and GMAB contracts which were $40.5 billion and $4.2 billion, respectively, at December 31, 2014. At December 31, 2014, reserves for GMWB were liabilities of $693 million and reserves for GMAB were assets of $41 million. The assets were reflected as contra liabilities in policyholder account balances, futures policy benefits and claims. The GMWB and GMAB reserves include the fair value of embedded derivatives, which fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. At December 31, 2014, the reserve for the other variable annuity guaranteed benefits, GMDB and GMIB was $16 million.
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
The core derivative instruments with which we hedge the equity price risk of our GMWB and GMAB provisions are longer dated put and call options; these core instruments are supplemented with equity futures and total return swaps. See Note 16 to our Consolidated Financial Statements for further information on our derivative instruments.
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
Our earnings from fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, the current low interest rate environment is resulting in interest rates below the level of some of our liability guaranteed minimum interest rates (“GMIRs”). Hence, a modest rise in interest rates would not necessarily result in changes to all the liability credited rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $30.4 billion in policyholder account balances, future policy benefits and claims on our Consolidated Balance Sheet at December 31, 2014, $23.5 billion is related to liabilities created by these products. We do not hedge this exposure.
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2016 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $4.0 billion and 3.6%, respectively, as of December 31, 2014. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $6.2 billion and had a weighted average yield of 3.1% as of December 31, 2014. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended December 31, 2014 was approximately 2.7%.
The reinvestment of proceeds from maturities, calls and prepayments at rates below the current portfolio yield, which may be below the level of some liability guaranteed minimum interest rates, will have a negative impact to future operating results. To mitigate the unfavorable impact that the low interest rate environment has on our spread income, we assess reinvestment risk in our investment portfolio and monitor this risk in accordance with our asset/liability management framework. In addition, we may reduce the crediting rates on our fixed products when warranted, subject to guaranteed minimums. In 2014, we completed the process of setting lower renewal interest rates for a portion of our fixed annuities that were above the guaranteed minimum interest rates, which helped relieve some of the spread compression caused by low rates. All of the five-year guarantee block totaling $4.1 billion has been re-priced as of December 31, 2014.
The following table presents the account values of fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum crediting rates and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2014 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at our discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
Range of Guaranteed Minimum Crediting Rates	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater Than 150 bps above Guaranteed Minimum	Total
	(in billions, except percentages)

1% - 1.99%	$0.3	$3.1	$0.4	$0.2	$0.1	$4.1
2% - 2.99%	0.5	—	—	—	—	0.5
3% - 3.99%	9.3	0.1	—	—	—	9.4
4% - 5.00%	5.6	—	—	—	—	5.6
Total	$15.7	$3.2	$0.4	$0.2	$0.1	$19.6
Percentage of Account Values That Reset In:
Next 12 months (1)	99%	96%	34%	42%	93%	97%
> 12 months to 24 months (2)	—	1	28	25	7	1
> 24 months (2)	1	3	38	33	—	2
Total	100%	100%	100%	100%	100%	100%
(1) Includes contracts with annual discretionary crediting rate resets and contracts with twelve or less months until the crediting rate becomes discretionary on an annual basis.
(2) Includes contracts with more than twelve months remaining until the crediting rate becomes an annual discretionary rate.
Equity Indexed Annuities
Our equity indexed annuity product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500 Index®. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500 Index, which is guaranteed for the initial seven-year term when the contract is held to full term. At December 31, 2014, we had $29 million in liabilities related to equity indexed annuities. We discontinued new sales of equity indexed annuities in 2007.
Equity Price Risk — Equity Indexed Annuities
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, we purchase futures, which generate returns to replicate what we must credit to client accounts.
Interest Rate Risk — Equity Indexed Annuities
Most of the proceeds received from equity indexed annuities are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. We earn income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. This risk is not currently hedged and was immaterial at December 31, 2014.
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

Certificate Products
Fixed Rate Certificates
We have interest rate risk from our investment certificates generally ranging in amounts from $1,000 to $2 million with interest crediting rate terms ranging from three to 36 months. We guarantee an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although we monitor our investment strategy and make modifications based on our changing liabilities and the expected interest rate environment. Of the $7.7 billion in customer deposits at December 31, 2014, $3.6 billion related to reserves for our fixed rate certificate products.
Stock Market Certificates
Stock market certificates are purchased for amounts generally from $1,000 to $2 million for terms of 52 weeks which can be extended to a maximum of 20 years. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500 Index up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Liabilities for our stock market certificates are included in customer deposits on our Consolidated Balance Sheets. At December 31, 2014, we had $587 million in reserves related to stock market certificates. The equity-linked return to investors creates equity price risk exposure. We seek to minimize this exposure with purchased futures and call spreads that replicate what we must credit to client accounts. This risk continues to be fully hedged. Stock market certificates have some interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This risk is not currently hedged and was immaterial at December 31, 2014.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to a cap and floor). We offer an S&P 500 Index account option and a blended multi-index account comprised of the S&P 500 Index, the MSCI EAFE Index and MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. At December 31, 2014, we had $475 million in liabilities related to the index accounts of IUL, with the vast majority in the S&P 500 Index account option.
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
Foreign Currency Risk
We have foreign currency risk through our net investment in foreign subsidiaries and our operations in foreign countries. We are primarily exposed to changes in British Pounds (“GBP”) related to our net investment in Threadneedle, which was 473 million GBP at December 31, 2014. Our primary exposure related to operations in foreign countries is to the GBP and the Indian Rupee. We monitor the foreign exchange rates that we have exposure to and enter into foreign currency forward contracts to mitigate risk when economically prudent. At December 31, 2014, the notional value of outstanding contracts and our remaining foreign currency risk related to operations in foreign countries were not material.

Interest Rate Risk on External Debt
The stated interest rate on the $2.7 billion of our senior unsecured notes is fixed and the stated interest rate on the $294 million of junior notes is fixed until June 1, 2016. We entered into interest rate swap agreements to effectively convert the fixed interest rate on $1.4 billion of the senior unsecured notes to floating interest rates based on six-month LIBOR. We hedged the debt in part to better align the interest expense on debt with the interest earned on cash equivalents held on our Consolidated Balance Sheets. The net interest rate risk of these items is immaterial.
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
The counterparty risk for centrally cleared over-the-counter derivatives is transferred to a central clearing party through contract novation. Because the central clearing party monitors open positions and adjusts collateral requirements daily, we have minimal credit exposure from such derivative instruments.
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
We manage our credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, we regularly evaluate their financial strength during the terms of the treaties. As of December 31, 2014, our largest reinsurance credit risk is related to a long term care coinsurance treaty with life insurance subsidiaries of Genworth Financial, Inc. See Note 7 to our Consolidated Financial Statements for additional information on reinsurance.

Item 8. Financial Statements and Supplementary Data
Consolidated Financial Statements:
Ameriprise Financial, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ameriprise Financial, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity, and of cash flows present fairly, in all material respects, the financial position of Ameriprise Financial, Inc. and its subsidiaries (the "Company") at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework, 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 24, 2015

Consolidated Statements of Operations Ameriprise Financial, Inc.
	Years Ended December 31,
	2014	2013	2012
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$5,810	$5,253	$4,692
Distribution fees	1,894	1,771	1,616
Net investment income	1,741	1,889	1,933
Premiums	1,385	1,282	1,223
Other revenues	1,466	1,035	795
Total revenues	12,296	11,230	10,259
Banking and deposit interest expense	28	31	42
Total net revenues	12,268	11,199	10,217
Expenses
Distribution expenses	3,236	2,925	2,591
Interest credited to fixed accounts	713	806	831
Benefits, claims, losses and settlement expenses	1,982	1,954	1,899
Amortization of deferred acquisition costs	367	207	286
Interest and debt expense	328	281	276
General and administrative expense	3,095	3,056	3,096
Total expenses	9,721	9,229	8,979
Income from continuing operations before income tax provision	2,547	1,970	1,238
Income tax provision	545	492	335
Income from continuing operations	2,002	1,478	903
Loss from discontinued operations, net of tax	(2)	(3)	(2)
Net income	2,000	1,475	901
Less: Net income (loss) attributable to noncontrolling interests	381	141	(128)
Net income attributable to Ameriprise Financial	$1,619	$1,334	$1,029

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$8.46	$6.58	$4.71
Loss from discontinued operations	(0.01)	(0.02)	(0.01)
Net income	$8.45	$6.56	$4.70
Diluted
Income from continuing operations	$8.31	$6.46	$4.63
Loss from discontinued operations	(0.01)	(0.02)	(0.01)
Net income	$8.30	$6.44	$4.62

Cash dividends declared per common share	$2.26	$2.01	$1.15
Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(6)	$(11)	$(30)
Portion of loss recognized in other comprehensive income (loss) (before taxes)	—	2	(7)
Net impairment losses recognized in net investment income	$(6)	$(9)	$(37)
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income Ameriprise Financial, Inc.
	Years Ended December 31,
	2014	2013	2012
	(in millions)
Net income	$2,000	$1,475	$901
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(103)	37	50
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	345	(971)	588
Reclassification of net securities gains included in net income	(25)	(5)	(5)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(189)	319	(154)
Total net unrealized gains (losses) on securities	131	(657)	429
Net unrealized gains on derivatives:
Net unrealized derivative gains arising during the period	—	—	10
Reclassification of net derivative (gains) losses included in net income	1	1	(1)
Total net unrealized gains on derivatives	1	1	9
Defined benefit plans:
Prior service credit	(1)	(1)	(1)
Net income (loss) arising during the period	(24)	46	(15)
Total defined benefit plans	(25)	45	(16)
Total other comprehensive income (loss), net of tax	4	(574)	472
Total comprehensive income	2,004	901	1,373
Less: Comprehensive income (loss) attributable to noncontrolling interests	318	166	(99)
Comprehensive income attributable to Ameriprise Financial	$1,686	$735	$1,472
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets Ameriprise Financial, Inc.
	December 31,
	2014	2013
(in millions, except share amounts)
Assets
Cash and cash equivalents	$2,638	$2,632
Cash of consolidated investment entities	390	419
Investments	35,582	35,735
Investments of consolidated investment entities, at fair value	6,148	5,002
Separate account assets	83,256	81,223
Receivables	4,887	4,538
Receivables of consolidated investment entities (includes $49 and $32, respectively, at fair value)	140	72
Deferred acquisition costs	2,608	2,663
Restricted and segregated cash and investments	2,614	2,360
Other assets	8,611	7,983
Other assets of consolidated investment entities, at fair value	1,936	1,949
Total assets	$148,810	$144,576

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$30,350	$29,620
Separate account liabilities	83,256	81,223
Customer deposits	7,664	7,062
Short-term borrowings	200	500
Long-term debt	3,062	2,720
Debt of consolidated investment entities (includes $6,030 and $4,804, respectively, at fair value)	6,867	5,736
Accounts payable and accrued expenses	1,482	1,367
Accounts payable and accrued expenses of consolidated investment entities	41	62
Other liabilities	6,357	6,829
Other liabilities of consolidated investment entities (includes $193 and $193, respectively, at fair value)	226	225
Total liabilities	139,505	135,344

Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 320,990,255 and 316,816,851, respectively)	3	3
Additional paid-in capital	7,345	6,929
Retained earnings	8,469	7,289
Appropriated retained earnings of consolidated investment entities	234	337
Treasury shares, at cost (137,880,746 and 124,698,544 shares, respectively)	(8,589)	(6,961)
Accumulated other comprehensive income, net of tax	662	595
Total Ameriprise Financial, Inc. shareholders’ equity	8,124	8,192
Noncontrolling interests	1,181	1,040
Total equity	9,305	9,232
Total liabilities and equity	$148,810	$144,576
See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity Ameriprise Financial, Inc.
	Ameriprise Financial, Inc.
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Appropriated Retained Earnings of Consolidated Investment Entities	Treasury Shares	Accumulated Other Com-prehensive Income	Total Ameriprise Financial, Inc. Share-holders’ Equity	Non-controlling Interests	Total
	(in millions, except share data)
Balances at January 1, 2012	221,942,983	$3	$6,237	$5,603	$428	$(4,034)	$751	$8,988	$706	$9,694
Comprehensive income (loss):
Net income (loss)	—	—	—	1,029	—	—	—	1,029	(128)	901
Other comprehensive income, net of tax	—	—	—	—	—	—	443	443	29	472
Total comprehensive income (loss)								1,472	(99)	1,373
Net loss reclassified to appropriated retained earnings	—	—	—	—	(84)	—	—	(84)	84	—
Dividends to shareholders	—	—	—	(251)	—	—	—	(251)	—	(251)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	125	125
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(207)	(207)
Repurchase of common shares	(25,441,707)	—	—	—	—	(1,380)	—	(1,380)	—	(1,380)
Share-based compensation plans	7,441,718	—	266	—	—	89	—	355	11	366
Other	—	—	—	—	(8)	—	—	(8)	—	(8)
Balances at December 31, 2012	203,942,994	3	6,503	6,381	336	(5,325)	1,194	9,092	620	9,712
Comprehensive income:
Net income	—	—	—	1,334	—	—	—	1,334	141	1,475
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(599)	(599)	25	(574)
Total comprehensive income								735	166	901
Net income reclassified to appropriated retained earnings	—	—	—	—	1	—	—	1	(1)	—
Dividends to shareholders	—	—	—	(411)	—	—	—	(411)	—	(411)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	392	392
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(161)	(161)
Repurchase of common shares	(21,184,706)	—	—	—	—	(1,735)	—	(1,735)	—	(1,735)
Share-based compensation plans	9,360,019	—	426	(15)	—	99	—	510	24	534
Balances at December 31, 2013	192,118,307	3	6,929	7,289	337	(6,961)	595	8,192	1,040	9,232
Comprehensive income:
Net income	—	—	—	1,619	—	—	—	1,619	381	2,000
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	67	67	(63)	4
Total comprehensive income								1,686	318	2,004
Net loss reclassified to appropriated retained earnings	—	—	—	—	(103)	—	—	(103)	103	—
Dividends to shareholders	—	—	—	(435)	—	—	—	(435)	—	(435)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	176	176
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(465)	(465)
Repurchase of common shares	(14,739,666)	—	—	—	—	(1,717)	—	(1,717)	—	(1,717)
Share-based compensation plans	5,730,868	—	416	(4)	—	89	—	501	9	510
Balances at December 31, 2014	183,109,509	$3	$7,345	$8,469	$234	$(8,589)	$662	$8,124	$1,181	$9,305
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows Ameriprise Financial, Inc.
	Years Ended December 31,
	2014	2013	2012
	(in millions)
Cash Flows from Operating Activities
Net income	$2,000	$1,475	$901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	254	239	225
Deferred income tax expense (benefit)	228	(118)	50
Share-based compensation	130	143	134
Net realized investment gains	(45)	(16)	(45)
Net trading losses (gains)	(7)	(7)	2
Loss (income) and (gain) from sale of equity method investments	11	(31)	15
Other-than-temporary impairments and provision for loan losses	7	8	42
Net losses (gains) of consolidated investment entities	(378)	(136)	158
Changes in operating assets and liabilities:
Restricted and segregated cash and investments	(256)	93	(684)
Deferred acquisition costs	31	(132)	(27)
Other investments, net	(37)	(6)	11
Policyholder account balances, future policy benefits and claims	1,120	(1,318)	(741)
Derivatives, net of collateral	(883)	1,706	661
Receivables	(423)	(267)	(130)
Brokerage deposits	378	63	683
Accounts payable and accrued expenses	137	134	171
Cash held by consolidated investment entities	37	174	(109)
Investment properties of consolidated investment entities	258	(603)	(156)
Other operating assets and liabilities of consolidated investment entities, net	—	(38)	103
Other, net	(163)	1	241
Net cash provided by operating activities	2,399	1,364	1,505

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	516	327	3,719
Maturities, sinking fund payments and calls	4,352	5,101	4,994
Purchases	(4,127)	(5,780)	(4,957)
Proceeds from sales, maturities and repayments of mortgage loans	585	711	674
Funding and purchase of mortgage loans	(525)	(630)	(586)
Proceeds from sales and collections of other investments	207	348	199
Purchase of other investments	(408)	(347)	(403)
Purchase of investments by consolidated investment entities	(3,198)	(3,077)	(1,604)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	2,017	2,604	2,316
Purchase of land, buildings, equipment and software	(113)	(105)	(137)
Change in credit card receivables, net	—	—	194
Other, net	(21)	46	8
Net cash provided by (used in) investing activities	$(715)	$(802)	$4,417
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (continued) Ameriprise Financial, Inc.
	Years Ended December 31,
	2014	2013	2012
	(in millions)
Cash Flows from Financing Activities
Investment certificates and banking time deposits:
Proceeds from additions	$2,482	$2,348	$1,754
Maturities, withdrawals and cash surrenders	(2,259)	(1,877)	(1,187)
Change in other banking deposits	—	—	(4,571)
Policyholder account balances:
Deposits and other additions	2,042	2,158	2,198
Net transfers to separate accounts	(216)	(116)	(30)
Surrenders and other benefits	(2,440)	(1,994)	(2,063)
Cash paid for purchased options with deferred premiums	(417)	(396)	(356)
Cash received from purchased options with deferred premiums	59	—	—
Issuance of debt, net of issuance costs	543	744	—
Repayments of debt	(200)	(350)	—
Change in short-term borrowings, net	(301)	(2)	(5)
Dividends paid to shareholders	(426)	(401)	(305)
Repurchase of common shares	(1,577)	(1,583)	(1,381)
Exercise of stock options	33	118	160
Excess tax benefits from share-based compensation	162	120	64
Borrowings by consolidated investment entities	2,159	1,725	175
Repayments of debt by consolidated investment entities	(1,011)	(1,046)	(709)
Noncontrolling interests investments in subsidiaries	176	392	125
Distributions to noncontrolling interests	(465)	(161)	(207)
Other, net	(1)	15	(4)
Net cash used in financing activities	(1,657)	(306)	(6,342)
Effect of exchange rate changes on cash	(21)	5	10
Net increase (decrease) in cash and cash equivalents	6	261	(410)
Cash and cash equivalents at beginning of period	2,632	2,371	2,781
Cash and cash equivalents at end of period	$2,638	$2,632	$2,371

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$178	$170	$190
Interest paid by consolidated investment entities	190	156	176
Income taxes paid, net	578	391	217
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	38	96	13
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
In the Consolidated Statements of Operations, the Company reclassified certain fixed wholesaling costs from distribution expenses to general and administrative expense on a retroactive basis to improve consistency in its presentation of wholesaling distribution expense. The amount reclassified for the years ended December 31, 2013 and December 31, 2012 was $111 million and $107 million, respectively.
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued.

2. Summary of Significant Accounting Policies
Principles of Consolidation
Voting interest entities (“VOEs”) are those entities that do not qualify as a VIE. The Company consolidates VOEs in which it holds a greater than 50% voting interest. The Company generally accounts for entities using the equity method when it holds a greater than 20% but less than 50% voting interest or when the Company exercises significant influence over the entity. All other investments that are not reported at fair value as trading or Available-for-Sale securities are accounted for under the cost method when the Company owns less than a 20% voting interest and does not exercise significant influence.
The Company manages certain VOE property funds that are structured as limited partnerships that are not VIEs, for which the Company is the general partner. As a general partner, the Company is presumed to control the limited partnership unless the limited partners have the ability to dissolve the partnership or have substantive participating rights such as the ability to remove the Company as general partner with a simple majority vote.
A VIE is an entity that either has equity investors that lack certain essential characteristics of a controlling financial interest (including substantive voting rights, the obligation to absorb the entity’s losses, or the rights to receive the entity’s returns) or has equity investors that do not provide sufficient financial resources for the entity to support its activities. An entity that meets one of these criteria is assessed for consolidation under one of the following models:

•	If the VIE is a registered money market fund, or is an investment company, or has the financial characteristics of an investment company, and the following are true:

(i)	the reporting entity does not have an explicit or implicit obligation to fund the investment company’s losses; and

(ii)	the investment company is not a securitization entity, asset backed financing entity, or an entity previously considered a qualifying special purpose entity, then, the VIE will be consolidated by the entity that determines it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. Entities that are assessed for consolidation under this framework include hedge funds, property funds (pooled investment vehicles), private equity funds and venture capital funds.
When determining whether the Company will absorb the majority of a VIE’s expected losses or receive a majority of a VIE’s expected returns, it analyzes the purpose and design of the VIE and identifies the variable interests it holds including those of related parties and de facto agents of the Company. The Company then quantitatively determines whether its variable interests will absorb a majority of the VIE’s expected losses or residual returns. If the Company will absorb the majority of the VIE’s expected losses or residual returns, the Company consolidates the VIE.

•	If the VIE does not meet the criteria above, then the VIE will be consolidated by the reporting entity that determines it has both:

(i)	the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and

(ii)	the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE
Entities that are assessed for consolidation under this framework include asset-backed financing entities such as collateralized loan obligations (“CLOs”) and investments in qualified affordable housing partnerships.
When evaluating entities for consolidation under this framework, the Company considers its contractual rights in determining whether it has the power to direct the activities of the VIE that most significantly impact the VIEs economic performance. In determining whether the Company has this power, it considers whether it is acting as an asset manager enabling it to direct the activities that most significantly impact the economic performance of an entity or if it is acting in a more passive role such as a limited partner without substantive rights to impact the economic performance of the entity.
In determining whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the Company considers an analysis of its rights to receive benefits such as management and incentive fees and investment returns and its obligation to absorb losses associated with any investment in the VIE in conjunction with other qualitative factors.
If the Company consolidates a VIE under either accounting model, it is referred to as the VIE’s primary beneficiary.
Foreign Currency Translation
Net assets of foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated into U.S. dollars based upon exchange rates prevailing at the end of each period. Revenues and expenses are translated at daily exchange rates during the period. The resulting translation adjustment, along with any related hedge and tax effects, are included in accumulated other comprehensive income (“AOCI”).
Amounts Based on Estimates and Assumptions
Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and recognition of other-than-temporary impairments, deferred acquisition costs (“DAC”) and the corresponding recognition of DAC amortization, valuation of derivative instruments and hedging activities, litigation and claims reserves and income taxes and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.
Cash and Cash Equivalents
Cash equivalents include time deposits and other highly liquid investments with original maturities of 90 days or less.
Investments
Available-for-Sale Securities
Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in AOCI, net of impacts to DAC, deferred sales inducement costs (“DSIC”), unearned revenue, benefit reserves, reinsurance recoverables and income taxes. Gains and losses are recognized on a trade date basis in the Consolidated Statements of Operations upon disposition of the securities.
When the fair value of an investment is less than its amortized cost, the Company assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions existed, an other-than-temporary impairment is considered to have occurred and the Company recognizes an other-than-temporary impairment for the difference between the investment’s amortized cost and its fair value through earnings. For securities that do not meet the above criteria and the Company does not expect to recover a security’s amortized cost, the security is also considered other-than-temporarily impaired. For these securities, the Company separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of impacts to DAC, DSIC, unearned revenue, benefit reserves, reinsurance recoverables and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, the difference between the amortized cost and the cash flows expected to be collected is accreted as interest income if through subsequent evaluation there is a sustained increase in the cash flow expected. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income.

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
For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities and asset backed securities), the Company also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be monitored by management until management determines there is no current risk of an other-than-temporary impairment.
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
Other Loans
Other loans consist of policy and certificate loans and brokerage margin loans. When originated, policy and certificate loan balances do not exceed the cash surrender value of the underlying products. As there is minimal risk of loss related to policy and certificate loans, the Company does not record an allowance for loan losses. Policy and certificate loans are reflected within investments at the unpaid principal balance, plus accrued interest. The Company’s broker dealer subsidiaries enter into lending arrangements with clients through the normal course of business, which are primarily based on customer margin levels. Margin loans are reported at the unpaid principal balance within receivables. The Company monitors the market value of collateral supporting the margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As there is minimal risk of loss related to margin loans, the allowance for loan losses is immaterial.

Nonaccrual Loans
Generally, loans are evaluated for or placed on nonaccrual status when either the collection of interest or principal has become 90 days past due or is otherwise considered doubtful of collection. When a loan is placed on nonaccrual status, unpaid accrued interest is reversed. Interest payments received on loans on nonaccrual status are generally applied to principal unless the remaining principal balance has been determined to be fully collectible.
Revolving unsecured consumer lines are charged off at 180 days past due. Closed-end consumer loans, other than loans secured by one to four family properties, are charged off at 120 days past due and are generally not placed on nonaccrual status. Loans secured by one to four family properties are impaired when management determines the assets are uncollectible and commences foreclosure proceedings on the property, at which time the loan is written down to fair value less selling costs and recorded as real estate owned in other assets. Commercial mortgage loans are evaluated for impairment when the loan is considered for nonaccrual status, restructured or foreclosure proceedings are initiated on the property. If it is determined that the fair value is less than the current loan balance, it is written down to fair value less selling costs. Foreclosed property is recorded as real estate owned in other assets. Syndicated loans are placed on nonaccrual status when management determines it will not collect all contractual principal and interest on the loan.
Allowance for Loan Losses
Management determines the adequacy of the allowance for loan losses based on the overall loan portfolio composition, recent and historical loss experience, and other pertinent factors, including when applicable, internal risk ratings, loan-to-value (“LTV”) ratios, FICO scores of the borrower, debt service coverage and occupancy rates, along with economic and market conditions. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change.
The Company determines the amount of the allowance based on management’s assessment of relative risk characteristics of the loan portfolio. The allowance is recorded for homogeneous loan categories on a pool basis, based on an analysis of product mix and risk characteristics of the portfolio, including geographic concentration, bankruptcy experiences, and historical losses, adjusted for current trends and market conditions.
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
Included in separate account assets and liabilities is the fair value of the pooled pension funds that are offered by Threadneedle’s subsidiary, Threadneedle Pensions Limited.

Restricted and Segregated Cash and Investments
Amounts segregated under federal and other regulations are held in special reserve bank accounts for the exclusive benefit of the Company’s brokerage customers.
Land, Buildings, Equipment and Software
Land, buildings, equipment and internally developed or purchased software are carried at cost less accumulated depreciation or amortization and are reflected within other assets. The Company uses the straight-line method of depreciation and amortization over periods ranging from three to 39 years. At December 31, 2014 and 2013, land, buildings, equipment and software were $667 million and $705 million, respectively, net of accumulated depreciation of $1.4 billion and $1.3 billion, respectively. Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $144 million, $144 million and $152 million, respectively.
Goodwill and Other Intangible Assets
Goodwill represents the amount of an acquired company’s acquisition cost in excess of the fair value of assets acquired and liabilities assumed. The Company evaluates goodwill for impairment annually on the measurement date of July 1 and whenever events and circumstances indicate that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. Impairment is the amount carrying value exceeds fair value. The Company assesses various qualitative factors to determine whether impairment is likely to have occurred. If impairment were to occur, the Company would use the discounted cash flow method, a variation of the income approach.
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
Derivative instruments that are entered into for hedging purposes are designated as such at the time the Company enters into the contract. For all derivative instruments that are designated for hedging activities, the Company documents all of the hedging relationships between the hedge instruments and the hedged items at the inception of the relationships. Management also documents its risk management objectives and strategies for entering into the hedge transactions. The Company assesses, at inception and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of hedged items. If it is determined that a derivative is no longer highly effective as a hedge, the Company will discontinue the application of hedge accounting.
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
For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported in AOCI and reclassified into earnings when the hedged item or transaction impacts earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Operations with the hedged instrument or transaction impact. Any ineffective portion of the gain or loss is reported in current period earnings as a component of net investment income. If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in AOCI is reclassified to earnings over the period that the hedged item impacts earnings. For hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately.
For derivative instruments that qualify as net investment hedges in foreign operations, the effective portion of the change in fair value of the derivatives is recorded in AOCI as part of the foreign currency translation adjustment. Any ineffective portion of the net investment hedges in foreign operations is recognized in net investment income during the period of change.
The equity component of equity indexed annuities (“EIA”), indexed universal life (“IUL”) and stock market certificate obligations are considered embedded derivatives. Additionally, certain annuities contain GMAB and GMWB provisions. The GMAB and the non-life contingent benefits associated with GMWB provisions are also considered embedded derivatives.
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
For traditional life, DI and LTC insurance products, the assumptions made in calculating the DAC balance and DAC amortization expense are consistent with those used in determining the liabilities. For traditional life and DI insurance products, the assumptions provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC are not recoverable. If management concludes that DAC are not recoverable, DAC are reduced to the amount that is recoverable based on best estimate assumptions and there is a corresponding expense recorded in the Consolidated Statements of Operations. The assumptions for LTC insurance products are management's best estimate from previous loss recognition thus no longer provide for adverse deviations in experience.
For annuity, life, DI and LTC insurance products, key assumptions underlying those long-term projections include interest rates (both earning rates on invested assets and rates credited to contractholder and policyholder accounts), equity market performance, mortality and morbidity rates, variable annuity benefit utilization rates and the rates at which contractholders and policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts. Assumptions about earned and credited interest rates are the primary factors used to project interest margins, while assumptions about equity and bond market performance are the primary factors used to project client asset value growth rates, and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates. Management must also make assumptions to project maintenance expenses associated with servicing the Company’s annuity and insurance businesses during the DAC amortization period.
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
The Company monitors other principal DAC amortization assumptions, such as persistency, mortality, morbidity, interest margin, variable annuity benefit utilization and maintenance expense levels each quarter and, when assessed independently, each could impact the Company’s DAC balances.
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
Reinsurance
The Company cedes significant amounts of insurance risk to other insurers under reinsurance agreements. The Company evaluates the financial condition of its reinsurers prior to entering into new reinsurance contracts and on a periodic basis during the contract term.
Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums for traditional life, long term care (“LTC”), disability income (“DI”) and auto and home, net of the change in any prepaid reinsurance asset, are reported as a reduction of premiums. Fixed and variable universal life reinsurance premiums are reported as a reduction of other revenues. In addition, for fixed and variable universal life insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is recognized as an asset or liability and amortized over the estimated life of the policies in proportion to the estimated gross profits and is subject to retrospective adjustment in a manner similar to retrospective adjustment of DAC. The assumptions used to project the expected cash flows are consistent with those used for DAC valuation for the same contracts. Changes in the net cost of reinsurance are reflected as a component of other revenues. Reinsurance recoveries are reported as components of benefits, claims, losses and settlement expenses.
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
Policyholder Account Balances, Future Policy Benefits and Claims
Fixed Annuities and Variable Annuity Guarantees
Fixed annuities and variable annuity guarantees include amounts for fixed account values on fixed and variable deferred annuities, guaranteed benefits associated with variable annuities, EIA and fixed annuities in a payout status.
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

In determining the liabilities for GMDB, GGU, GMIB and the life contingent benefits associated with GMWB, the Company projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency, benefit utilization and investment margins and are consistent with those used for DAC valuation for the same contracts. As with DAC, management reviews and, where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.
The GMDB and GGU liability is determined by estimating the expected value of death benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (e.g., mortality and expense fees, contractual administrative charges and similar fees).
If elected by the contract owner and after a stipulated waiting period from contract issuance, a GMIB guarantees a minimum lifetime annuity based on a specified rate of contract accumulation value growth and predetermined annuity purchase rates. The GMIB liability is determined each period by estimating the expected value of annuitization benefits in excess of the projected contract accumulation value at the date of annuitization and recognizing the excess over the estimated life based on expected assessments.
The liability for the life contingent benefits associated with GMWB provisions is determined by estimating the expected value of benefits that are contingent upon survival after the account value is equal to zero and recognizing the benefits over the estimated life based on expected assessments (e.g., mortality and expense fees, contractual administrative charges and similar fees).
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. See Note 14 for information regarding the fair value measurement of embedded derivatives.
Liabilities for EIA are equal to the host contract values covering guaranteed benefits and the fair value of embedded equity options.
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
The liability for these future losses is determined by estimating the death benefits in excess of account value and recognizing the excess over the estimated life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). See Note 11 for information regarding the liability for contracts with secondary guarantees.
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
For term life, whole life, DI and LTC polices, the Company utilizes best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, management performs premium deficiency tests annually in the third quarter of each year using best estimate assumptions without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC balance), the existing net reserves are adjusted by first reducing the DAC balance by the amount of the deficiency or to zero through a change to current period earnings. If the deficiency is more than the DAC balance, then the net reserves are increased by the excess through a charge to current period earnings. If a premium deficiency is recognized, the assumptions are locked in and used in subsequent valuations.
Changes in policyholder account balances, future policy benefits and claims are reflected in earnings in the period adjustments are made.
Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverable within receivables.
Auto and Home Reserves
Auto and home reserves include amounts determined from loss reports on individual claims, as well as amounts based on historical loss experience for losses incurred but not yet reported. Such liabilities are based on estimates. The Company’s methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reflected in earnings in the period such adjustments are made.
Unearned Revenue Liability
The Company’s fixed and variable universal life policies require payment of fees or other policyholder assessments in advance for services to be provided in future periods. These charges are deferred as unearned revenue and amortized using estimated gross profits, similar to DAC. The unearned revenue liability is recorded in other liabilities and the amortization is recorded in other revenues.
Share-Based Compensation
The Company measures and recognizes the cost of share-based awards granted to employees and directors based on the grant-date fair value of the award and recognizes the expense on a straight-line basis over the vesting period. The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model. The Company recognizes the cost of share-based awards granted to independent contractors and performance share units granted to the Company’s Executive Leadership Team on a fair value basis until fully vested.
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
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Management may need to identify and implement appropriate planning strategies to ensure its ability to realize deferred tax assets and reduce the likelihood of the establishment of a valuation allowance with respect to such assets. See Note 21 for additional information on the Company's valuation allowance.

Sources of Revenue
Management and Financial Advice Fees
Management and financial advice fees relate primarily to fees earned from managing mutual funds, separate account and wrap account assets and institutional investments, as well as fees earned from providing financial advice, administrative services (including transfer agent and administration fees earned from providing services to retail mutual funds) and other custodial services. Management and financial advice fees also include mortality and expense risk fees that are generally calculated as a percentage of the fair value of assets held in separate accounts.
The Company’s management and financial advice fees are generally recognized when earned as the service is provided. A significant portion of the Company’s management fees are calculated as a percentage of the fair value of its managed assets. A large majority of the Company’s managed assets are valued by third party pricing services vendors based upon observable market data. The selection of the Company’s third party pricing service vendors and the reliability of their prices are subject to certain governance procedures, such as exception reporting, subsequent transaction testing, and annual due diligence of the Company’s vendors, which includes assessing the vendor’s valuation qualifications, control environment, analysis of asset-class specific valuation methodologies and understanding of sources of market observable assumptions.
The Company may receive performance-based incentive management fees on certain management contracts. Performance fees are paid when specific performance hurdles are met. We recognize performance fees on the date the fee is no longer subject to adjustment. Any performance fees received are not subject to repayment or any other clawback provisions.
Certain management and financial advice fees are charged based on an annual fee or a transaction fee. These fees include financial planning, certain custodial and fund administration and brokerage fees. Fees from financial planning services are recognized when the financial plan is delivered. Annual custodial and fund administration fees are recognized evenly as service is provided over the contract period. Transaction based brokerage fees are recognized on the transaction date.
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
Other Revenues
Other revenues primarily include variable annuity guaranteed benefit rider charges and fixed and variable universal life insurance charges, which consist of cost of insurance charges (net of reinsurance and cost of reinsurance for UL insurance products) and administrative and surrender charges. These charges are recognized as revenue when assessed. The Company also records revenue related to consolidated property funds managed by Threadneedle. These revenues primarily represent rental income of managed properties and are recognized on a straight line basis over the term of the lease.

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
Future Adoption of New Accounting Standards
Consolidation
In February 2015, the FASB updated the accounting standard for consolidation. The update changes the accounting for the consolidation model for limited partnerships and VIEs and excludes certain money market funds out of the consolidation analysis.  Specific to the consolidation analysis of a VIE, the update clarifies consideration of fees paid to a decision maker and amends the related party guidance. The standard is effective for periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The standard may be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity at the beginning of the period of adoption or applied retrospectively. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.
In August 2014, the FASB updated the accounting standard related to consolidation of collateralized financing entities. The update applies to reporting entities that consolidate a collateralized financing entity and measures all financial assets and liabilities of the collateralized financing entity at fair value. The update provides a measurement alternative which would allow an entity to measure both the financial assets and financial liabilities at the fair value of the more observable of the fair value of the financial assets or financial liabilities. When the measurement alternative is elected, the reporting entity’s net income should reflect its own economic interests in the collateralized financing entity, including changes in the fair value of the beneficial interests retained by the reporting entity and beneficial interests that represent compensation for services. If the measurement alternative is not elected, the financial assets and financial liabilities should be measured separately in accordance with the requirements of the fair value topic. Any difference in the fair value of the assets and liabilities would be recorded to net income attributable to the reporting entity. The standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted as of the beginning of an annual period. The Company will adopt the measurement alternative and does not expect the adoption to have a material impact on its consolidated results of operations and financial condition. The Company is still evaluating if it will early adopt the standard.
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
Investments - Equity Method and Joint Ventures
In January 2014, the FASB updated the accounting standard related to investments in qualified affordable housing projects. The update allows for an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the investment in a qualified affordable housing project is amortized in proportion to the tax credits and other tax benefits received. The net investment performance is recognized as a component of income tax expense (benefit). The standard is effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The Company does not plan to elect the proportional amortization method.

4.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds, property funds (pooled investment vehicles) and private equity funds (collectively, “investment entities”), which are sponsored by the Company. The Company consolidates certain CLOs and property funds (collectively, “consolidated investment entities”). In addition, the Company invests in structured investments and affordable housing partnerships which are considered VIEs which the Company does not consolidate. See Note 2 for further discussion of the Company’s accounting policy on consolidation.
Non-Consolidated VIEs
The Company has determined that consolidation is not required for hedge funds and private equity funds which are sponsored by the Company. The Company's maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities was $89 million and $66 million as of December 31, 2014 and 2013, respectively.
The Company manages one CLO which it does not consolidate. The Company manages the CLO and earns management fees and incentive fees from the CLO based on the CLO’s collateral pool. Unlike the consolidated CLOs, the Company has no investment in the CLO.
The Company has variable interests in affordable housing partnerships for which it is not the primary beneficiary and therefore does not consolidate. The Company’s maximum exposure to loss as a result of its investment in affordable housing partnerships is limited to the carrying value of these investments. The carrying value is reflected in other investments and was $504 million and $495 million as of December 31, 2014 and 2013, respectively.
The Company invests in structured investments which are considered VIEs for which it is not the sponsor. These structured investments typically invest in fixed income instruments and are managed by third parties and include asset backed securities, commercial mortgage backed securities and residential mortgage backed securities. The Company classifies these investments as Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to the size of the Company’s investment in the entities and position in the capital structure of these entities. The Company's maximum exposure to loss as a result of its investment in these structured investments is limited to its carrying value. See Note 5 for additional information about these structured investments.
The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its investment nor has the Company provided any support to these entities. The carrying value of the Company’s investment in these entities is included in investments on the consolidated balance sheets.
Consolidated VIEs
The consolidated CLOs are asset backed financing entities collateralized by a pool of assets, primarily syndicated loans and, to a lesser extent, high-yield bonds. Multiple tranches of debt securities are issued by a CLO, offering investors various maturity and credit risk characteristics. The debt securities issued by the CLOs are non-recourse to the Company. The CLO’s debt holders have recourse only to the assets of the CLO. The assets of the CLOs cannot be used by the Company. Scheduled debt payments are based on the performance of the CLO’s collateral pool. The Company generally earns management fees from the CLOs based on the CLO’s collateral pool and, in certain instances, may also receive incentive fees. The Company has invested in a portion of the unrated, junior subordinated notes of certain CLOs. For certain of the CLOs, the Company has determined that consolidation is required as it has power over the CLOs as collateral manager and holds a variable interest in the CLOs for which the Company has the potential to receive benefits or the potential obligation to absorb losses that could be significant to the CLO.
The Company provides investment advice and related services to property funds, certain of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The Company has determined that consolidation is required for certain property funds managed by the Company.
During 2014, the Company consolidated three new CLOs with assets of approximately $1.7 billion and liquidated one CLO resulting in the sale of approximately $300 million in assets. During 2013, the Company consolidated three new CLOs with assets of approximately $1.3 billion and liquidated two CLOs resulting in the sale of approximately $360 million in assets.
During 2014, the Company consolidated two new property funds with assets of approximately $260 million and liquidated one property fund resulting in the sale of approximately $65 million in assets. During 2013, the Company consolidated two new property funds with assets of approximately $206 million and liquidated one property fund resulting in the sale of approximately $111 million in assets.

Fair Value of Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 14 for the definition of the three levels of the fair value hierarchy.
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$171	$—	$171
Common stocks	130	40	7	177
Other investments	4	25	—	29
Syndicated loans	—	5,287	484	5,771
Total investments	134	5,523	491	6,148
Receivables	—	49	—	49
Other assets	—	1	1,935	1,936
Total assets at fair value	$134	$5,573	$2,426	$8,133

Liabilities
Debt	$—	$—	$6,030	$6,030
Other liabilities	—	193	—	193
Total liabilities at fair value	$—	$193	$6,030	$6,223

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$200	$2	$202
Common stocks	147	31	14	192
Other investments	3	33	—	36
Syndicated loans	—	4,204	368	4,572
Total investments	150	4,468	384	5,002
Receivables	—	32	—	32
Other assets	—	13	1,936	1,949
Total assets at fair value	$150	$4,513	$2,320	$6,983

Liabilities
Debt	$—	$—	$4,804	$4,804
Other liabilities	—	193	—	193
Total liabilities at fair value	$—	$193	$4,804	$4,997

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Corporate Debt Securities		Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2014	$2		$14		$368		$1,936		$(4,804)
Total gains (losses) included in:
Net income	1	(1)	1	(1)	2	(1)	421	(2)	(34)	(1)
Other comprehensive income	—		—		—		(175)		—
Purchases	2		—		417		289		—
Sales	(9)		(2)		(42)		(547)		—
Issues	—		—		—		—		(1,670)
Settlements	—		—		(100)		—		478
Transfers into Level 3	10		13		551		11		—
Transfers out of Level 3	(6)		(19)		(712)		—		—
Balance, December 31, 2014	$—		$7		$484		$1,935		$(6,030)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at December 31, 2014	$—		$—		$(3)	(1)	$362	(2)	$1	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

	Corporate Debt Securities	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2013	$3	$14		$202		$1,214		$(4,450)
Total gains (losses) included in:
Net income	—	1	(1)	(1)	(1)	81	(2)	(53)	(1)
Other comprehensive loss	—	—		—		39		—
Purchases	1	—		417		689		—
Sales	(1)	(3)		(63)		(86)		—
Issues	—	—		—		—		(1,330)
Settlements	(1)	—		(51)		—		1,029
Transfers into Level 3	—	21		320		8		—
Transfers out of Level 3	—	(19)		(456)		(9)		—
Balance, December 31, 2013	$2	$14		$368		$1,936		$(4,804)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at December 31, 2013	$—	$(2)	(1)	$(2)	(1)	$67	(2)	$(25)	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

	Corporate Debt Securities	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2012	$4	$13		$342		$1,108		$(4,712)
Total gains (losses) included in:
Net income	—	(1)	(1)	11	(1)	(78)	(2)	(316)	(1)
Other comprehensive income	—	—		—		28		—
Purchases	—	7		91		328		—
Sales	—	(5)		(14)		(172)		—
Settlements	(1)	—		(87)		—		578
Transfers into Level 3	—	15		255		—		—
Transfers out of Level 3	—	(15)		(396)		—		—
Balance, December 31, 2012	$3	$14		$202		$1,214		$(4,450)
Changes in unrealized losses included in income relating to assets and liabilities held at December 31, 2012	$—	$—		$—		$(98)	(2)	$(315)	(1)
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities held by consolidated investment entities:

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Other assets (property funds)	$1,935	Discounted cash flow/ market comparables	Equivalent yield	4.4%	–	12.0%	6.5%
			Expected rental value (per square foot)	$3	–	$94	$34
CLO debt	$6,030	Discounted cash flow	Annual default rate	2.5%
			Discount rate	1.2%	–	8.3%	2.4%
			Constant prepayment rate	5.0%	–	10.0%	9.8%
			Loss recovery	36.4%	–	63.6%	62.7%

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Other assets (property funds)	$1,936	Discounted cash flow/ market comparables	Equivalent yield	4.4%	–	12.4%	7.4%
			Expected rental value (per square foot) (1)	$3	–	$165	$27
CLO debt	$4,804	Discounted cash flow	Annual default rate	2.5%
			Discount rate	1.5%	–	8.3%	2.7%
			Constant prepayment rate	5.0%	–	10.0%	9.8%
			Loss recovery	36.4%	–	63.6%	62.3%

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
Sensitivity of Fair Value Measurements to Changes in Unobservable Inputs
Generally, a significant increase (decrease) in the expected rental value used in the fair value measurement of properties held by property funds in isolation would result in a significantly higher (lower) fair value measurement and a significant increase (decrease) in the equivalent yield in isolation would result in a significantly lower (higher) fair value measurement.
Generally, a significant increase (decrease) in the annual default rate and discount rate used in the fair value measurement of the CLO’s debt in isolation would result in a significantly lower (higher) fair value measurement and a significant increase (decrease) in loss recovery in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the constant prepayment rate in isolation would result in a significantly higher (lower) fair value measurement.
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
Receivables
For receivables of the consolidated CLOs, the carrying value approximates fair value as the nature of these assets has historically been short term and the receivables have been collectible. The fair value of these receivables is classified as Level 2.
Other Assets
Other assets consist primarily of real estate held in property funds managed by Threadneedle. The fair value of these properties is calculated by a third party appraisal service by discounting future cash flows generated by the expected market rental value for the property using the equivalent yield of a similar investment property. Inputs used in determining the equivalent yield and expected rental value of the property may include: rental cash flows, current occupancy, historical vacancy rates, tenant history and assumptions regarding how quickly the property can be occupied and at what rental rates. Management reviews the valuation report and assumptions used to ensure that the valuation was performed in accordance with applicable independence, appraisal and valuation standards. Given the significance of the unobservable inputs to these measurements, these assets are classified as Level 3.
The CLOs hold an immaterial amount of warrants recorded in other assets. Loans within the CLOs may default and go through a restructuring that can result in the CLO receiving warrants for the issuer’s equity securities. Warrants are classified as Level 2 when the price is derived from observable market data. Warrants from an issuer whose securities are not priced in active markets are classified as Level 3.
Liabilities
Debt
The fair value of the CLOs’ debt is determined using a discounted cash flow model. Inputs used to determine the expected cash flows include assumptions about default, discount, prepayment and recovery rates of the CLOs’ underlying assets. Given the significance of the unobservable inputs to this fair value measurement, the fair value of the CLOs’ debt is classified as Level 3.

Other Liabilities
Other liabilities consist primarily of securities purchased but not yet settled held by consolidated CLOs. The carrying value approximates fair value as the nature of these liabilities has historically been short term. The fair value of these liabilities is classified as Level 2.
Fair Value Option
The Company has elected the fair value option for the financial assets and liabilities of the consolidated CLOs. Management believes that the use of the fair value option better matches the changes in fair value of assets and liabilities related to the CLOs.
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	December 31,
	2014	2013
	(in millions)
Syndicated loans
Unpaid principal balance	$5,871	$4,628
Excess unpaid principal over fair value	(100)	(56)
Fair value	$5,771	$4,572
Fair value of loans more than 90 days past due	$32	$23
Fair value of loans in nonaccrual status	32	23
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	25	33
Debt
Unpaid principal balance	$6,248	$5,032
Excess unpaid principal over fair value	(218)	(228)
Fair value	$6,030	$4,804
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
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(46) million, $28 million and $(85) million for the years ended December 31, 2014, 2013 and 2012, respectively. The majority of the syndicated loans and debt have floating rates; as such, changes in their fair values are primarily attributable to changes in credit spreads.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	December 31,		December 31,
	2014	2013	2014	2013
	(in millions)
Debt of consolidated CLOs due 2016-2026	$6,030	$4,804	1.3%	1.0%
Floating rate revolving credit borrowings due 2015-2019	837	932	2.7	3.2
Total	$6,867	$5,736
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0% to 9.2%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates. The carrying value of the debt of the consolidated CLOs represents the fair value of the aggregate debt. The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt at the end of the period, for certain property funds. Based on the cash flow needs of the property funds the outstanding balance of the floating rate revolving credit borrowings is subject to fluctuations and the individual credit agreements may be extended beyond the initial term. The fair value of this debt was $837 million and $932 million as of December 31, 2014 and 2013, respectively. The property funds have entered into interest rate swaps and collars to manage the interest rate exposure on the floating rate revolving credit borrowings. The fair value of these derivative instruments is recorded gross and was a liability of $10 million and $5 million at December 31, 2014 and 2013, respectively. The overall interest rate reflecting the impact of the derivative contracts was 3.1% and 4.2% as of December 31, 2014 and 2013, respectively.

At December 31, 2014, future maturities of debt were as follows:

(in millions)
2015	$21
2016	181
2017	363
2018	398
2019	1,404
Thereafter	4,718
Total future maturities	$7,085

5.  Investments
The following is a summary of Ameriprise Financial investments:

	December 31,
	2014	2013
	(in millions)
Available-for-Sale securities, at fair value	$30,027	$30,310
Mortgage loans, net	3,440	3,510
Policy and certificate loans	806	774
Other investments	1,309	1,141
Total	$35,582	$35,735
The following is a summary of net investment income:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Investment income on fixed maturities	$1,479	$1,575	$1,768
Net realized gains	37	7	7
Affordable housing partnerships	(25)	(12)	(25)
Other	93	99	73
Consolidated investment entities	157	220	110
Total net investment income	$1,741	$1,889	$1,933
Available-for-Sale securities distributed by type were as follows:

	December 31, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,742	$1,482	$(59)	$17,165	$3
Residential mortgage backed securities	6,099	168	(60)	6,207	(15)
Commercial mortgage backed securities	2,513	120	(3)	2,630	—
Asset backed securities	1,417	59	(6)	1,470	—
State and municipal obligations	2,008	257	(26)	2,239	—
U.S. government and agencies obligations	43	4	—	47	—
Foreign government bonds and obligations	236	21	(6)	251	—
Common stocks	8	10	—	18	5
Total	$28,066	$2,121	$(160)	$30,027	$(7)

	December 31, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$16,233	$1,330	$(97)	$17,466	$3
Residential mortgage backed securities	6,114	147	(137)	6,124	(33)
Commercial mortgage backed securities	2,612	141	(12)	2,741	—
Asset backed securities	1,459	53	(8)	1,504	—
State and municipal obligations	2,132	106	(78)	2,160	—
U.S. government and agencies obligations	47	5	—	52	—
Foreign government bonds and obligations	235	18	(8)	245	—
Common stocks	7	11	—	18	4
Total	$28,839	$1,811	$(340)	$30,310	$(26)
(1)  Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of December 31, 2014 and 2013, investment securities with a fair value of $1.3 billion and $2.3 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings.
At December 31, 2014 and 2013, fixed maturity securities comprised approximately 84% and 85%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At both December 31, 2014 and 2013, the Company’s internal analysts rated $1.4 billion of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

	December 31, 2014			December 31, 2013
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$7,500	$7,776	26%	$7,562	$7,746	25%
AA	1,581	1,799	6	1,587	1,707	6
A	6,028	6,668	22	6,381	6,738	22
BBB	11,187	12,025	40	11,427	12,272	41
Below investment grade	1,762	1,741	6	1,875	1,829	6
Total fixed maturities	$28,058	$30,009	100%	$28,832	$30,292	100%
At December 31, 2014 and 2013, approximately 52% and 45%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2014
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	182	$2,165	$(41)	40	$689	$(18)	222	$2,854	$(59)
Residential mortgage backed securities	73	879	(7)	138	1,387	(53)	211	2,266	(60)
Commercial mortgage backed securities	15	173	—	12	131	(3)	27	304	(3)
Asset backed securities	17	201	(2)	14	238	(4)	31	439	(6)
State and municipal obligations	11	29	(1)	10	115	(25)	21	144	(26)
Foreign government bonds and obligations	4	10	(1)	14	27	(5)	18	37	(6)
Total	302	$3,457	$(52)	228	$2,587	$(108)	530	$6,044	$(160)

	December 31, 2013
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	181	$2,817	$(83)	12	$181	$(14)	193	$2,998	$(97)
Residential mortgage backed securities	128	2,393	(66)	113	663	(71)	241	3,056	(137)
Commercial mortgage backed securities	35	426	(10)	4	22	(2)	39	448	(12)
Asset backed securities	40	531	(7)	4	32	(1)	44	563	(8)
State and municipal obligations	169	468	(36)	14	117	(42)	183	585	(78)
Foreign government bonds and obligations	23	77	(8)	—	—	—	23	77	(8)
Total	576	$6,712	$(210)	147	$1,015	$(130)	723	$7,727	$(340)
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
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	December 31,
	2014	2013	2012
	(in millions)
Beginning balance	$147	$176	$303
Credit losses for which an other-than-temporary impairment was not previously recognized	—	2	2
Credit losses for which an other-than-temporary impairment was previously recognized	1	7	32
Reductions for securities sold during the period (realized)	(50)	(38)	(161)
Ending balance	$98	$147	$176
The change in net unrealized securities gains (losses) in other comprehensive income (loss) includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit other-than-temporary impairment losses to credit losses; and (iii) other adjustments primarily consisting of changes in insurance and annuity asset and liability balances, such as DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.
The following table presents a rollforward of the net unrealized securities gains on Available-for-Sale securities included in AOCI:

	Net Unrealized Securities Gains	Deferred Income Tax	AOCI Related to Net Unrealized Securities Gains
	(in millions)
Balance at January 1, 2012	$1,350	$(467)	$883
Net unrealized securities gains arising during the period (1)	911	(323)	588
Reclassification of net securities gains included in net income	(7)	2	(5)
Impact of other adjustments	(237)	83	(154)
Balance at December 31, 2012	2,017	(705)	1,312	(2)
Net unrealized securities losses arising during the period (1)	(1,484)	513	(971)
Reclassification of net securities gains included in net income	(7)	2	(5)
Impact of other adjustments	490	(171)	319
Balance at December 31, 2013	1,016	(361)	655	(2)
Net unrealized securities gains arising during the period (1)	529	(184)	345
Reclassification of net securities gains included in net income	(39)	14	(25)
Impact of other adjustments	(290)	101	(189)
Balance at December 31, 2014	$1,216	$(430)	$786	(2)
(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $5 million, $(4) million and $(18) million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities at December 31, 2014, 2013 and 2012, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Gross realized gains	$53	$17	$109
Gross realized losses	(8)	(1)	(65)
Other-than-temporary impairments	(6)	(9)	(37)
Total	$39	$7	$7
Other-than-temporary impairments for the year ended December 31, 2014 primarily related to credit losses on corporate debt securities and non-agency residential mortgage backed securities. Other-than-temporary impairments for the years ended December 31, 2013 and 2012 primarily related to credit losses on non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity at December 31, 2014 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,495	$1,508
Due after one year through five years	6,975	7,494
Due after five years through 10 years	5,001	5,216
Due after 10 years	4,558	5,484
	18,029	19,702
Residential mortgage backed securities	6,099	6,207
Commercial mortgage backed securities	2,513	2,630
Asset backed securities	1,417	1,470
Common stocks	8	18
Total	$28,066	$30,027
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
Allowance for Loan Losses
The following tables present a rollforward of the allowance for loan losses for the years ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	December 31, 2014
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Beginning balance	$26	$6	$5	$37
Charge-offs	(1)	(2)	(1)	(4)
Recoveries	—	—	1	1
Provisions	—	2	(1)	1
Ending balance	$25	$6	$4	$35

Individually evaluated for impairment	$8	$—	$1	$9
Collectively evaluated for impairment	17	6	3	26

	December 31, 2013
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Beginning balance	$29	$7	$8	$44
Charge-offs	(3)	(1)	(3)	(7)
Recoveries	—	—	1	1
Provisions	—	—	(1)	(1)
Ending balance	$26	$6	$5	$37

Individually evaluated for impairment	$8	$—	$1	$9
Collectively evaluated for impairment	18	6	4	28

	December 31, 2012
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Beginning balance	$35	$9	$16	$60
Charge-offs	(6)	(2)	(14)	(22)
Recoveries	—	—	1	1
Provisions	—	—	5	5
Ending balance	$29	$7	$8	$44

Individually evaluated for impairment	$6	$—	$1	$7
Collectively evaluated for impairment	23	7	7	37
The recorded investment in financing receivables by impairment method and type of loan was as follows:

	December 31, 2014
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Individually evaluated for impairment	$31	$4	$7	$42
Collectively evaluated for impairment	2,698	507	746	3,951
Total	$2,729	$511	$753	$3,993

	December 31, 2013
	Commercial Mortgage Loans	Syndicated Loans	Consumer Loans	Total
	(in millions)
Individually evaluated for impairment	$42	$9	$7	$58
Collectively evaluated for impairment	2,640	370	873	3,883
Total	$2,682	$379	$880	$3,941
As of December 31, 2014 and 2013, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $13 million and $21 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.
Purchases and sales of loans were as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Purchases
Consumer loans	$—	$—	$51
Syndicated loans	227	158	111
Total loans purchased	$227	$158	$162

Sales
Consumer loans	$—	$—	$452
Syndicated loans	13	3	12
Total loans sold	$13	$3	$464
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.

Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $12 million and $22 million as of December 31, 2014 and 2013, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1% and 2% of total commercial mortgage loans at December 31, 2014 and 2013, respectively. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2014	2013	2014	2013
	(in millions)
East North Central	$238	$251	9%	9%
East South Central	62	71	2	3
Middle Atlantic	217	211	8	8
Mountain	245	257	9	10
New England	140	149	5	5
Pacific	694	661	25	25
South Atlantic	740	713	27	26
West North Central	233	207	9	8
West South Central	160	162	6	6
	2,729	2,682	100%	100%
Less: allowance for loan losses	25	26
Total	$2,704	$2,656
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2014	2013	2014	2013
	(in millions)
Apartments	$500	$488	18%	18%
Hotel	34	33	1	1
Industrial	461	454	17	17
Mixed use	45	36	2	1
Office	545	559	20	21
Retail	988	951	36	36
Other	156	161	6	6
	2,729	2,682	100%	100%
Less: allowance for loan losses	25	26
Total	$2,704	$2,656
Syndicated Loans
The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both December 31, 2014 and 2013 were $4 million.

Consumer Loans
The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as LTV and geographic concentration in determining the allowance for loan losses for consumer loans. At a minimum, management updates FICO scores and LTV ratios semiannually.
As of December 31, 2014 and 2013, approximately 6% and 5% of consumer loans had FICO scores below 640. At both December 31, 2014 and 2013, approximately 2% of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for consumer loans is in California representing 37% and 38% of the portfolio as of December 31, 2014 and 2013, respectively. No other state represents more than 10% of the total consumer loan portfolio.
Troubled Debt Restructurings
The following table presents the number of loans restructured by the Company during the period and their recorded investment at the end of the period:

	Years Ended December 31,
	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in millions, except number of loans)
Commercial mortgage loans	3	$9	8	$24
Syndicated loans	1	1	1	—
Consumer bank loans	9	1	15	—
Total	13	$11	24	$24
The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the years ended December 31, 2014, 2013 and 2012. There are no commitments to lend additional funds to borrowers whose loans have been restructured.

7. Reinsurance
For most new life insurance policies, the Company reinsures 90% of the death benefit liability. The Company began reinsuring risks at this level in 2001 for term life insurance and 2002 for individual fixed and variable universal life insurance. Policies issued prior to these dates are not subject to these same reinsurance levels.
However, for IUL policies issued after September 1, 2013 and VUL policies issued after January 1, 2014, the Company generally reinsures 50% of the death benefit liability. Similarly, the Company reinsures 50% of the death benefit and morbidity liabilities related to the RiverSource TrioSourceSM universal life product launched in 2013.
The maximum amount of life insurance risk the Company will retain is $10 million on a single life and $10 million on any flexible premium survivorship life policy; however, reinsurance agreements are in place such that retaining more than $1.5 million of insurance risk on a single life or a flexible premium survivorship life policy is very unusual. Risk on fixed and variable universal life policies is reinsured on a yearly renewable term basis. Risk on most term life policies starting in 2001 is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionally in all material risks and premiums associated with a policy.
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
At December 31, 2014 and 2013, traditional life and UL insurance in force aggregated $195.5 billion and $194.1 billion, respectively, of which $143.4 billion and $142.1 billion were reinsured at the respective year ends. Life insurance in force is reported on a statutory basis.

The effect of reinsurance on premiums for the Company’s long-duration contracts was as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Direct premiums	$645	$650	$661
Reinsurance ceded	(222)	(220)	(219)
Net premiums	$423	$430	$442
The Company also reinsures a portion of the risks associated with its personal auto, home and umbrella insurance products through three types of reinsurance agreements with unaffiliated reinsurance companies. The Company purchases reinsurance with a limit of $5 million per loss and the Company retains $750,000 per loss. For 2014, the Company’s catastrophe reinsurance had a limit of $125 million per event and the Company retained $20 million per event. For 2015, the Company’s catastrophe reinsurance has a limit of $155 million per event and the Company retains $20 million per event. The Company also cedes 80% of every personal umbrella loss with a limit of $5 million per loss.
The effect of reinsurance on premiums for the Company’s short-duration contracts was as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Written premiums
Direct	$1,025	$900	$814
Ceded	(17)	(16)	(13)
Total net written premiums	$1,008	$884	$801
Earned premiums
Direct	$979	$868	$795
Ceded	(17)	(16)	(14)
Total net earned premiums	$962	$852	$781
Cost of insurance and administrative charges on UL, VUL and IUL insurance are reflected in other revenues and were net of reinsurance ceded of $94 million, $87 million and $79 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Reinsurance recovered from reinsurers was $260 million, $229 million and $201 million for the years ended December 31, 2014, 2013 and 2012, respectively. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.
Receivables included $2.3 billion and $2.2 billion of reinsurance recoverables as of December 31, 2014 and 2013, respectively, including $1.8 billion and $1.7 billion related to LTC risk ceded to Genworth, respectively. Included in policyholder account balances, future policy benefits and claims were $575 million and $597 million related to assumed reinsurance arrangements as of December 31, 2014 and 2013, respectively.

8. Goodwill and Other Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are instead subject to impairment tests. There were no impairments for the years ended December 31, 2014, 2013 and 2012.
The changes in the carrying amount of goodwill reported in the Company’s main operating segments were as follows:

	Advice & Wealth Management	Asset Management	Annuities	Protection	Consolidated
	(in millions)
Balance at January 1, 2013	$253	$830	$46	$45	$1,174
Foreign currency translation	—	5	—	—	5
Purchase price adjustments	(1)	(14)	—	—	(15)
Balance at December 31, 2013	252	821	46	45	1,164
Foreign currency translation	—	(19)	—	—	(19)
Purchase price adjustments	—	9	—	—	9
Balance at December 31, 2014	$252	$811	$46	$45	$1,154

As of December 31, 2014 and 2013, the carrying amount of indefinite-lived intangible assets included $630 million and $631 million, respectively of investment management contracts. As of both December 31, 2014 and 2013, the carrying amount of indefinite-lived intangible assets included $67 million of trade names.
Definite-lived intangible assets consisted of the following:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$150	$(97)	$53	$152	$(87)	$65
Contracts	233	(180)	53	240	(167)	73
Other	151	(98)	53	155	(94)	61
Total	$534	$(375)	$159	$547	$(348)	$199
Definite-lived intangible assets acquired during the year ended December 31, 2014 were $3 million with a weighted average amortization period of 5 years. The increase (decrease) to the net carrying amount of definite-lived intangible assets due to changes in foreign currency exchange rates was $(3) million, $1 million and $4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The aggregate amortization expense for definite-lived intangible assets during the years ended December 31, 2014, 2013 and 2012 was $40 million, $45 million and $47 million, respectively. In 2014, 2013 and 2012, the Company did not record any impairment charges on definite-lived intangible assets.
Estimated intangible amortization expense as of December 31, 2014 for the next five years is as follows:

(in millions)
2015	$32
2016	26
2017	22
2018	20
2019	17

9.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions. The impact for the year ended December 31, 2014 primarily reflected the difference between the Company’s previously assumed interest rates versus the continued low interest rate environment, partially offset by favorable persistency and mortality experience and a benefit from updating the Company's variable annuity living benefit withdrawal utilization assumption. The impact for the year ended December 31, 2013 primarily reflected the impact of assumed interest rates and changes in assumed policyholder behavior. The impact for the year ended December 31, 2012 primarily reflected the low interest rate environment and the assumption of continued low interest rates over the near-term.
The balances of and changes in DAC were as follows:

	2014	2013	2012
	(in millions)
Balance at January 1	$2,663	$2,399	$2,440
Capitalization of acquisition costs	336	339	313
Amortization, excluding the impact of valuation assumptions review	(360)	(285)	(275)
Amortization impact of valuation assumptions review	(7)	78	(11)
Impact of change in net unrealized securities losses (gains)	(24)	132	(68)
Balance at December 31	$2,608	$2,663	$2,399

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2014	2013	2012
	(in millions)
Balance at January 1	$409	$404	$464
Capitalization of sales inducement costs	5	5	7
Amortization, excluding the impact of valuation assumptions review	(51)	(48)	(45)
Amortization impact of valuation assumptions review	(2)	25	(13)
Impact of change in net unrealized securities losses (gains)	1	23	(9)
Balance at December 31	$362	$409	$404

10.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31,
	2014		2013
	(in millions)
Policyholder account balances
Fixed annuities	$12,700		$13,826
Variable annuity fixed sub-accounts	4,860		4,926
VUL/UL insurance	2,856		2,790
IUL insurance	534		315
Other life insurance	840		878
Total policyholder account balances	21,790		22,735

Future policy benefits
Variable annuity GMWB	693		(383)	(1)
Variable annuity GMAB	(41)	(2)	(62)	(2)
Other annuity liabilities	115		76
Fixed annuities life contingent liabilities	1,511		1,523
EIA	29		29
Life, DI and LTC insurance	5,106		4,739
VUL/UL and other life insurance additional liabilities	437		336
Total future policy benefits	7,850		6,258
Policy claims and other policyholders’ funds	710		627
Total policyholder account balances, future policy benefits and claims	$30,350		$29,620
(1) Includes the value of GMWB embedded derivatives that was a net asset at December 31, 2013 reported as a contra liability.
(2) Includes the value of GMAB embedded derivatives that was a net asset at both December 31, 2014 and 2013 reported as a contra liability.
Separate account liabilities consisted of the following:

	December 31,
	2014	2013
	(in millions)
Variable annuity	$72,125	$70,687
VUL insurance	7,016	6,885
Other insurance	37	44
Threadneedle investment liabilities	4,078	3,607
Total	$83,256	$81,223

Fixed Annuities
Fixed annuities include both deferred and payout contracts. Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. The Company generally invests the proceeds from the annuity contracts in fixed rate securities.
The Index 500 Annuity, the Company’s EIA product, is a single premium deferred fixed annuity. The contract is issued with an initial term of seven years and interest earnings are linked to the performance of the S&P 500 Index®. This annuity has a minimum interest rate guarantee of 3% on 90% of the initial premium, adjusted for any surrenders. The Company generally invests the proceeds from the annuity contracts in fixed rate securities and hedges the equity risk with derivative instruments. See Note 16 for additional information regarding the Company’s derivative instruments used to hedge the risk related to EIA. In 2007, the Company discontinued new sales of EIA.
Variable Annuities
Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account. A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.
Most of the variable annuity contracts currently issued by the Company contain one or more guaranteed benefits, including GMWB, GMAB, GMDB and GGU provisions. The Company previously offered contracts with GMIB provisions. See Note 2 and Note 11 for additional information regarding the Company’s variable annuity guarantees. The Company does not currently hedge its risk under the GMDB, GGU and GMIB provisions. See Note 14 and Note 16 for additional information regarding the Company’s derivative instruments used to hedge risks related to GMWB and GMAB provisions.
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
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specific index for the indexed account (subject to a cap and floor). The Company offers an S&P 500 Index account option and a blended multi-index account comprised of the S&P 500 Index, the MSCI EAFE Index and MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account.
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
Threadneedle Investment Liabilities
Threadneedle provides a range of unitized pooled pension funds, which invest in property, stocks, bonds and cash. The investments are selected by the clients and are based on the level of risk they are willing to assume. All investment performance, net of fees, is passed through to the investors. The value of the liabilities represents the fair value of the pooled pension funds.

11.  Variable Annuity and Insurance Guarantees
The majority of the variable annuity contracts offered by the Company contain GMDB provisions. The Company also offers variable annuities with GGU, GMWB and GMAB provisions. The Company previously offered contracts containing GMIB provisions. See Note 2 and Note 10 for additional information regarding the Company’s variable annuity guarantees.
The GMDB and GGU provisions provide a specified minimum return upon death of the contractholder. The death benefit payable is the greater of (i) the contract value less any purchase payment credits subject to recapture and less a pro-rata portion of any rider fees, or (ii) the GMDB provisions specified in the contract. The Company has the following primary GMDB provisions:

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
Variable annuity contractholders age 79 or younger at contract issue can also obtain a principal-back guarantee by purchasing the optional GMAB rider for an additional charge. The GMAB rider guarantees that, regardless of market performance at the end of the 10-year waiting period, the contract value will be no less than the original investment or 80% of the highest anniversary value, adjusted for withdrawals. If the contract value is less than the guarantee at the end of the 10-year period, a lump sum will be added to the contract value to make the contract value equal to the guarantee value. As of April 2012, clients who purchase a GMWB or GMAB rider are invested in one or more of four Portfolio Stabilizer (managed volatility) funds designed to pursue total return while seeking to mitigate exposure to market volatility.
Certain UL policies offered by the Company provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	December 31, 2014				December 31, 2013
Variable Annuity Guarantees by Benefit Type(1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$55,378	$53,565	$24	64	$52,616	$50,790	$28	64
Five/six-year reset	10,360	7,821	28	64	11,220	8,663	42	64
One-year ratchet	7,392	7,006	39	66	7,676	7,261	38	65
Five-year ratchet	1,773	1,717	2	63	1,781	1,725	1	62
Other	959	941	38	70	1,015	996	36	69
Total — GMDB	$75,862	$71,050	$131	64	$74,308	$69,435	$145	64
GGU death benefit	$1,072	$1,019	$123	67	$1,052	$998	$121	64
GMIB	$343	$321	$9	67	$413	$389	$8	66
GMWB:
GMWB	$3,671	$3,659	$1	68	$3,936	$3,921	$1	67
GMWB for life	36,843	36,735	95	65	34,069	33,930	77	64
Total — GMWB	$40,514	$40,394	$96	65	$38,005	$37,851	$78	64
GMAB	$4,247	$4,234	$2	58	$4,194	$4,181	$2	58
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	December 31, 2014		December 31, 2013
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,076	62	$5,674	62
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder value.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB(1)	GMAB(1)	UL
	(in millions)
Balance at January 1, 2012	$5	$9	$1,377	$237	$111
Incurred claims	6	1	(578)	(134)	57
Paid claims	(7)	(1)	—	—	(13)
Balance at December 31, 2012	4	9	799	103	155
Incurred claims	4	(2)	(1,182)	(165)	67
Paid claims	(4)	(1)	—	—	(16)
Balance at December 31, 2013	4	6	(383)	(62)	206
Incurred claims	9	1	1,076	21	67
Paid claims	(4)	—	—	—	(10)
Balance at December 31, 2014	$9	$7	$693	$(41)	$263
(1) The incurred claims for GMWB and GMAB represent the total change in the liabilities (contra liabilities).
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2014	2013
	(in millions)
Mutual funds:
Equity	$41,403	$39,195
Bond	25,060	26,519
Other	4,490	3,764
Total mutual funds	$70,953	$69,478
No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2014, 2013 and 2012.

12. Customer Deposits
Customer deposits consisted of the following:

	December 31,
	2014	2013
	(in millions)
Fixed rate certificates	$3,597	$3,338
Stock market certificates	581	611
Stock market embedded derivative reserve	6	7
Other	23	28
Less: accrued interest classified in other liabilities	(8)	(10)
Total investment certificate reserves	4,199	3,974
Brokerage deposits	3,465	3,088
Total	$7,664	$7,062
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

13. Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance				Stated Interest Rate
	December 31,				December 31,
	2014		2013		2014	2013
	(in millions)
Long-term debt:
Senior notes due 2015	$358	(1)	$366	(1)	5.7%	5.7%
Senior notes due 2019	326	(1)	327	(1)	7.3	7.3
Senior notes due 2020	786	(1)	783	(1)	5.3	5.3
Senior notes due 2023	750		750		4.0	4.0
Senior notes due 2024	548		—		3.7	—
Senior notes due 2039	—		200		—	7.8
Junior subordinated notes due 2066	294		294		7.5	7.5
Total long-term debt	3,062		2,720
Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	150		450		0.3	0.3
Repurchase agreements	50		50		0.4	0.3
Total short-term borrowings	200		500
Total	$3,262		$3,220
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
On May 26, 2006, the Company issued $500 million of unsecured junior subordinated notes, which mature June 1, 2066, and incurred debt issuance costs of $6 million. For the initial 10-year period, the junior notes carry a fixed interest rate of 7.5% payable semi-annually in arrears on June 1 and December 1. From June 1, 2016 until the maturity date, interest on the junior notes will accrue at an annual rate equal to the three-month LIBOR plus a margin equal to 290.5 basis points, payable quarterly in arrears. The Company has the option to defer interest payments, subject to certain limitations. In addition, interest payments are mandatorily deferred if the

Company does not meet specified capital adequacy, net income or shareholders’ equity levels. As of December 31, 2014 and 2013, the Company had met the specified levels.
On November 23, 2005, the Company issued $1.5 billion of unsecured senior notes including $800 million of five-year notes which matured November 15, 2010 and 10-year notes which mature November 15, 2015, and incurred debt issuance costs of $7 million. Interest payments are due semi-annually on May 15 and November 15.
The Company’s senior notes due 2015, 2019, 2020, 2023 and 2024 may be redeemed, in whole or in part, at any time prior to maturity at a price equal to the greater of the principal amount and the present value of remaining scheduled payments, discounted to the redemption date, plus accrued and unpaid interest.
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
The Company’s junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants at both December 31, 2014 and 2013.
At December 31, 2014, future maturities of Ameriprise Financial long-term debt were as follows:

(in millions)
2015	$350
2016	—
2017	—
2018	—
2019	300
Thereafter	2,344
Total future maturities	$2,994
Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings. The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $52 million at both December 31, 2014 and 2013. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.
The Company’s insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $298 million and $574 million at December 31, 2014 and December 31, 2013, respectively. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
On September 30, 2013, the Company entered into a restated credit agreement for $500 million expiring on September 28, 2018. Under the terms of the agreement, the Company may increase the amount of this facility to $750 million upon satisfaction of certain approval requirements. The Company had no borrowings outstanding under this facility at both December 31, 2014 and 2013. Available borrowings under the agreement are reduced by any outstanding letters of credit and outstanding letters of credit issued against this facility was $1 million as of December 31, 2014.

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
Valuation Hierarchy
The Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$27	$1,930	$—	$1,957
Available-for-Sale securities:
Corporate debt securities	—	15,647	1,518	17,165
Residential mortgage backed securities	—	6,001	206	6,207
Commercial mortgage backed securities	—	2,539	91	2,630
Asset backed securities	—	1,301	169	1,470
State and municipal obligations	—	2,239	—	2,239
U.S. government and agencies obligations	12	35	—	47
Foreign government bonds and obligations	—	251	—	251
Common stocks	5	7	6	18
Total Available-for-Sale securities	17	28,020	1,990	30,027
Trading securities	54	28	1	83
Separate account assets	—	83,256	—	83,256
Other assets:
Interest rate derivative contracts	—	2,031	—	2,031
Equity derivative contracts	282	1,757	—	2,039
Foreign exchange derivative contracts	1	29	—	30
Other derivative contracts	—	1	—	1
Total other assets	283	3,818	—	4,101
Total assets at fair value	$381	$117,052	$1,991	$119,424

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$6	$—	$6
IUL embedded derivatives	—	—	242	242
GMWB and GMAB embedded derivatives	—	—	479	479	(2)
Total policyholder account balances, future policy benefits and claims	—	6	721	727	(1)
Customer deposits	—	6	—	6
Other liabilities:
Interest rate derivative contracts	—	1,136	—	1,136
Equity derivative contracts	376	2,326	—	2,702
Foreign exchange derivative contracts	1	2	—	3
Other derivative contracts	—	114	—	114
Other	—	12	—	12
Total other liabilities	377	3,590	—	3,967
Total liabilities at fair value	$377	$3,602	$721	$4,700
(1) The Company’s adjustment for nonperformance risk resulted in a $311 million cumulative decrease to the embedded derivatives.
(2) The fair value of the GMWB and GMAB embedded derivatives included $700 million of individual contracts in a liability position and $221 million of individual contracts in an asset position.

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
(2) The fair value of the GMWB and GMAB embedded derivatives was reported as a contra liability, including $742 million of individual contracts in an asset position and $167 million of individual contracts in a liability position.

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total		Trading Securities
	(in millions)
Balance, January 1, 2014	$1,640	$187	$30	$260	$6	$2,123		$2
Total gains (losses) included in:
Net income	(1)	(1)	1	1	—	—	(1)	—
Other comprehensive income	(2)	—	(2)	2	(1)	(3)		—
Purchases	213	399	59	32	1	704		1
Sales	(18)	—	—	—	—	(18)		(2)
Settlements	(306)	(24)	(1)	(11)	—	(342)		—
Transfers into Level 3	—	—	78	—	1	79		—
Transfers out of Level 3	(8)	(355)	(74)	(115)	(1)	(553)		—
Balance, December 31, 2014	$1,518	$206	$91	$169	$6	$1,990		$1

Changes in unrealized gains (losses) relating to assets held at December 31, 2014 included in:
Net investment income	$(1)	$—	$1	$1	$—	$1		$—
(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2014	$125		$(575)		$(450)
Total losses included in:
Net income	40	(1)	811	(2)	851
Issues	90		254		344
Settlements	(13)		(11)		(24)
Balance, December 31, 2014	$242		$479		$721

Changes in unrealized losses relating to liabilities held at December 31, 2014 included in:
Interest credited to fixed accounts	$40		$—		$40
Benefits, claims, losses and settlement expenses	—		811		811
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total		Trading Securities
	(in millions)
Balance, January 1, 2013	$1,764	$284	$206	$178	$6	$2,438		$—
Total gains (losses) included in:
Net income	(3)	—	—	2	—	(1)	(1)	—
Other comprehensive loss	(41)	—	(6)	9	1	(37)		—
Purchases	135	335	25	259	—	754		2
Settlements	(215)	(18)	(36)	(5)	—	(274)		—
Transfers into Level 3	—	—	—	8	—	8		—
Transfers out of Level 3	—	(414)	(159)	(191)	(1)	(765)		—
Balance, December 31, 2013	$1,640	$187	$30	$260	$6	$2,123		$2

Changes in unrealized gains (losses) relating to assets held at December 31, 2013 included in:
Net investment income	$(3)	$—	$—	$2	$—	$(1)		$—
(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2013	$45		$833		$878
Total (gains) losses included in:
Net income	19	(1)	(1,617)	(2)	(1,598)
Issues	62		228		290
Settlements	(1)		(19)		(20)
Balance, December 31, 2013	$125		$(575)		$(450)

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2013 included in:
Interest credited to fixed accounts	$19		$—		$19
Benefits, claims, losses and settlement expenses			(1,598)		(1,598)
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, January 1, 2012	$1,355	$215	$50	$189	$5	$1,814
Total gains (losses) included in:
Net income	(1)	(45)	1	3	—	(42)	(1)
Other comprehensive income	12	68	8	1	—	89
Purchases	543	309	20	—	2	874
Sales	—	(75)	(19)	(18)	—	(112)
Settlements	(155)	(56)	(3)	(19)	—	(233)
Transfers into Level 3	10	42	183	22	—	257
Transfers out of Level 3	—	(174)	(34)	—	(1)	(209)
Balance, December 31, 2012	$1,764	$284	$206	$178	$6	$2,438

Changes in unrealized gains (losses) relating to assets held at December 31, 2012 included in:
Net investment income	$(1)	$—	$1	$2	$—	$2
(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2012	$—		$1,585		$1,585
Total gains included in:
Net income	(8)	(1)	(948)	(2)	(956)
Issues	31		188		219
Settlements	—		8		8
Transfers into Level 3	22		—		22
Balance, December 31, 2012	$45		$833		$878

Changes in unrealized gains relating to liabilities held at December 31, 2012 included in:
Interest credited to fixed accounts	$(8)		$—		$(8)
Benefits, claims, losses and settlement expenses	—		(908)		(908)
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $124 million, $(168) million and $(71) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the years ended December 31, 2014, 2013 and 2012, respectively.
During the year ended December 31, 2012, transfers from Level 3 included certain non-agency residential mortgage backed securities with a fair value of approximately $146 million. The transfers reflect improved pricing transparency of these securities, a continuing trend of increased activity in the non-agency residential mortgage backed securities market and observability of significant inputs to the valuation methodology. All other securities transferred from Level 3 represent securities with fair values that are now obtained from a third party pricing service with observable inputs. Securities transferred to Level 3 represent securities with fair values that are now based on a single non-binding broker quote. The transfer of the IUL embedded derivatives to Level 3 is due to the impact of the unobservable inputs to the valuation becoming more significant during 2012. The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. For assets and liabilities held at the end of the reporting periods that are measured at fair value on a recurring basis, there were $50 million in transfers from Level 2 to Level 1 and were no transfers from Level 1 to Level 2.
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,476	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	–	3.9%	1.5%
IUL embedded derivatives	$242	Discounted cash flow	Nonperformance risk (1)	65		bps
GMWB and GMAB embedded derivatives	$479	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	51.1%
			Surrender rate	0.0%	–	59.1%
			Market volatility (3)	5.2%	–	20.9%
			Nonperformance risk (1)	65		bps
			Elective contractholder strategy allocations (4)	0.0%	–	3.0%

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,589	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	–	5.3%	1.5%
IUL embedded derivatives	$125	Discounted cash flow	Nonperformance risk (1)	74		bps
GMWB and GMAB embedded derivatives	$(575)	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	51.1%
			Surrender rate	0.1%	–	57.9%
			Market volatility (3)	4.9%	–	18.8%
			Nonperformance risk (1)	74		bps
			Elective contractholder strategy allocations (4)	0.0%	–	50.0%
(1) The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.
(2) The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.
(3) Market volatility is implied volatility of fund of funds and managed volatility funds.
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
Significant increases (decreases) in utilization and volatility used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would result in a significantly higher (lower) liability value. Significant increases (decreases) in nonperformance risk, surrender rate and elective investment allocation model used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would result in a significantly lower (higher) liability value. Utilization of guaranteed withdrawals and surrender rates vary with the type of rider, the duration of the policy, the age of the contractholder, the distribution system and whether the value of the guaranteed benefit exceeds the contract accumulation value.
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
Investments (Available-for-Sale Securities and Trading Securities)
When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries. Level 2 securities primarily include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, state and municipal obligations and U.S. agency and foreign government securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and asset backed securities. The fair value of corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company. The Company’s privately placed corporate bonds are typically based on a single non-binding broker quote. In addition to the general pricing controls, the Company reviews the broker prices to ensure that the broker quotes are reasonable and, when available, compares prices of privately issued securities to public issues from the same issuer to ensure that the implicit illiquidity premium applied to the privately placed investment is reasonable considering investment characteristics, maturity, and average life of the investment.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 16 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at December 31, 2014 and 2013. See Note 15 and Note 16 for further information on the credit risk of derivative instruments and related collateral.

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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 16 for further information on the macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at December 31, 2014 and 2013. See Note 15 and Note 16 for further information on the credit risk of derivative instruments and related collateral.
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

	December 31, 2014
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,440	$—	$—	$3,512	$3,512
Policy and certificate loans	806	—	1	793	794
Receivables	1,418	215	1,200	3	1,418
Restricted and segregated cash	2,614	2,614	—	—	2,614
Other investments and assets	551	—	460	84	544
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,979	$—	$—	$13,996	$13,996
Investment certificate reserves	4,201	—	—	4,195	4,195
Brokerage customer deposits	3,465	3,465	—	—	3,465
Separate account liabilities	4,478	—	4,478	—	4,478
Debt and other liabilities	3,576	261	3,446	121	3,828

	December 31, 2013
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,510	$—	$—	$3,490	$3,490
Policy and certificate loans	774	—	1	765	766
Receivables	1,141	107	1,026	8	1,141
Restricted and segregated cash	2,360	2,360	—	—	2,360
Other investments and assets	440	—	368	73	441
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,106	$—	$—	$14,724	$14,724
Investment certificate reserves	3,977	—	—	3,982	3,982
Brokerage customer deposits	3,088	3,088	—	—	3,088
Separate account liabilities	4,007	—	4,007	—	4,007
Debt and other liabilities	3,416	137	3,372	134	3,643
Mortgage Loans, Net
The fair value of commercial mortgage loans, except those with significant credit deterioration, is determined by discounting contractual cash flows using discount rates that reflect current pricing for loans with similar remaining maturities, liquidity and characteristics including LTV ratio, occupancy rate, refinance risk, debt service coverage, location, and property condition. For commercial mortgage loans with significant credit deterioration, fair value is determined using the same adjustments as above with an additional adjustment for the Company’s estimate of the amount recoverable on the loan. Given the significant unobservable inputs to the valuation of commercial mortgage loans, these measurements are classified as Level 3.
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
Policyholder Account Balances, Future Policy Benefits and Claims
The fair value of fixed annuities in deferral status is determined by discounting cash flows using a risk neutral discount rate with adjustments for profit margin, expense margin, early policy surrender behavior, a margin for adverse deviation from estimated early policy surrender behavior and the Company’s nonperformance risk specific to these liabilities. The fair value of non-life contingent fixed annuities in payout status, EIA host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts is determined in a similar manner. Given the use of significant unobservable inputs to these valuations, the measurements are classified as Level 3.
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,735	$—	$3,735	$(3,000)	$(281)	$(418)	$36
OTC cleared	305	—	305	(224)	(81)	—	—
Exchange-traded	61	—	61	—	—	—	61
Total derivatives	4,101	—	4,101	(3,224)	(362)	(418)	97
Securities borrowed	215	—	215	(49)	—	(163)	3
Total	$4,316	$—	$4,316	$(3,273)	$(362)	$(581)	$100

	December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,337	$—	$3,337	$(3,227)	$(75)	$(15)	$20
OTC cleared	21	—	21	(20)	(1)	—	—
Exchange-traded	60	—	60	—	—	—	60
Total derivatives	3,418	—	3,418	(3,247)	(76)	(15)	80
Securities borrowed	107	—	107	(15)	—	(90)	2
Total	$3,525	$—	$3,525	$(3,262)	$(76)	$(105)	$82
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,723	$—	$3,723	$(3,000)	$—	$(723)	$—
OTC cleared	232	—	232	(224)	(8)	—	—
Total derivatives	3,955	—	3,955	(3,224)	(8)	(723)	—
Securities loaned	261	—	261	(49)	—	(205)	7
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$4,266	$—	$4,266	$(3,273)	$(8)	$(978)	$7

	December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$4,786	$—	$4,786	$(3,227)	$—	$(1,498)	$61
OTC cleared	22	—	22	(20)	(2)	—	—
Total derivatives	4,808	—	4,808	(3,247)	(2)	(1,498)	61
Securities loaned	136	—	136	(15)	—	(117)	4
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$4,994	$—	$4,994	$(3,262)	$(2)	$(1,665)	$65
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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

Derivatives designated as hedging instruments		Assets			Liabilities
	Balance Sheet Location	December 31,		Balance Sheet Location	December 31,
		2014	2013		2014	2013
		(in millions)			(in millions)
Fair value hedges
Fixed rate debt	Other assets	$76	$82	Other liabilities	$—	$—
Total qualifying hedges		76	82		—	—
Derivatives not designated as hedging instruments
GMWB and GMAB
Interest rate contracts	Other assets	1,955	1,484	Other liabilities	1,136	1,672
Equity contracts	Other assets	1,954	1,741	Other liabilities	2,650	2,918
Credit contracts	Other assets	—	3	Other liabilities	—	—
Foreign exchange contracts	Other assets	29	2	Other liabilities	2	—
Embedded derivatives (1)	N/A	—	—	Policyholder account balances, future policy benefits and claims (2)	479	(575)
Total GMWB and GMAB		3,938	3,230		4,267	4,015
Other derivatives:
Equity
EIA embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	6	5
IUL	Other assets	39	27	Other liabilities	12	13
IUL embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	242	125
Stock market certificates	Other assets	46	73	Other liabilities	40	66
Stock market certificates embedded derivatives	N/A	—	—	Customer deposits	6	7
Foreign exchange
Foreign currency	Other assets	1	2	Other liabilities	—	—
Seed money	Other assets	—	—	Other liabilities	1	—
Other
Macro hedge program	Other assets	1	4	Other liabilities	114	139
Total other derivatives		87	106		421	355
Total non-designated hedges		4,025	3,336		4,688	4,370
Total derivatives		$4,101	$3,418		$4,688	$4,370
N/A  Not applicable.

(1)	The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

(2)
The fair value of the GMWB and GMAB embedded derivatives at December 31, 2014 included $700 million of individual contracts in a liability position and $221 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives was a net asset at December 31, 2013 reported as a contra liability, including $742 million of individual contracts in an asset position and $167 million of individual contracts in a liability position.

See Note 14 for additional information regarding the Company’s fair value measurement of derivative instruments.
Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Years Ended December 31,
		2014	2013	2012
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$1,122	$(742)	$17
Equity contracts	Benefits, claims, losses and settlement expenses	(304)	(1,084)	(1,218)
Credit contracts	Benefits, claims, losses and settlement expenses	(33)	6	(2)
Foreign exchange contracts	Benefits, claims, losses and settlement expenses	(9)	26	(1)
Embedded derivatives (1)	Benefits, claims, losses and settlement expenses	(1,054)	1,408	752
Total GMWB and GMAB		(278)	(386)	(452)
Other derivatives:
Interest rate
Bank assets	Net investment income	—	—	(7)
Tax hedge	Net investment income	3	—	1
Seed money	Net investment income	(2)	2	—
Equity
IUL	Interest credited to fixed accounts	20	11	1
IUL embedded derivatives	Interest credited to fixed accounts	(27)	(16)	4
EIA	Interest credited to fixed accounts	1	3	1
EIA embedded derivatives	Interest credited to fixed accounts	(2)	(3)	1
Stock market certificates	Banking and deposit interest expense	3	7	6
Stock market certificates embedded derivatives	Banking and deposit interest expense	(3)	(6)	(5)
Seed money	Net investment income	(4)	(17)	(6)
Ameriprise Financial Franchise Advisor Deferred Compensation Plan	Distribution expenses	—	—	5
Deferred compensation	Distribution expenses	13	9	—
Deferred compensation	General and administrative expense	4	5	—
Foreign exchange
Foreign currency	Net investment income	2	(2)	—
Deferred compensation	Distribution expenses	(5)	—	—
Deferred compensation	General and administrative expense	(1)	—	—
Commodity
Seed money	Net investment income	—	1	—
Other
Macro hedge program	Benefits, claims, losses and settlement expenses	(12)	(42)	—
Total other derivatives		(10)	(48)	1
Total derivatives		$(288)	$(434)	$(451)

(1)	The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.

Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps and variance swaps. At December 31, 2014 and 2013, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $132.0 billion and $139.7 billion, respectively.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2015	$393	$70
2016	333	69
2017	271	70
2018	208	80
2019	226	71
2020-2027	493	118
Total	$1,924	$478
Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company uses a combination of options and/or swaps. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The gross notional amount of these derivative contracts was $2.7 billion and $2.0 billion at December 31, 2014 and 2013, respectively.
EIA, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $2.0 billion and $1.6 billion at December 31, 2014 and 2013, respectively.
The Company enters into futures and commodity swaps to manage its exposure to price risk arising from seed money investments in proprietary investment products. The gross notional amount of these contracts was $97 million and $111 million at December 31, 2014 and 2013, respectively.
The Company enters into foreign currency forward contracts to economically hedge its exposure to certain receivables and obligations denominated in non-functional currencies. The gross notional amount of these contracts was $11 million and $30 million at December 31, 2014 and 2013, respectively.
The Company enters into futures contracts to economically hedge its exposure related to compensation plans. The gross notional amount of these contracts was $278 million and $224 million at December 31, 2014 and 2013, respectively.
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

During the year ended December 31, 2012, the Company reclassified from AOCI into earnings a $3 million gain on an interest rate hedge put in place in anticipation of issuing debt. The gain was reclassified due to the forecasted transaction not occurring according to the original hedge strategy. For all years ended December 31, 2014, 2013 and 2012, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were $1 million. The estimated net amount of existing pretax losses as of December 31, 2014 that the Company expects to reclassify to earnings within the next twelve months is $1 million, which consists of $4 million of pretax gains to be recorded as a reduction to interest and debt expense and $5 million of pretax losses to be recorded in net investment income.
The following tables present the impact of the effective portion of the Company’s cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity:

	Amount of Gain Recognized in Other Comprehensive Income (Loss) on Derivatives
	Years Ended December 31,
Derivatives designated as hedging instruments	2014	2013	2012
	(in millions)
Interest on debt	$—	$—	$14

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Years Ended December 31,
	2014	2013	2012
	(in millions)
Other revenues	$—	$—	$3
Interest and debt expense	4	4	4
Net investment income	(5)	(5)	(6)
Total	$(1)	$(1)	$1
The following is a summary of net unrealized derivatives losses included in AOCI related to cash flow hedges:

	2014	2013	2012
	(in millions)
Net unrealized derivatives losses at January 1	$(1)	$(2)	$(11)
Holding gains	—	—	14
Reclassification of realized (gains) losses	1	1	(1)
Income tax provision	—	—	(4)
Net unrealized derivatives losses at December 31	$—	$(1)	$(2)
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

Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Amount of Gain Recognized in Income on Derivatives
		Years Ended December 31,
		2014	2013	2012
		(in millions)
Fixed rate debt	Interest and debt expense	$33	$57	$37
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At December 31, 2014 and 2013, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $416 million and $1.0 billion, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2014 and 2013 was $416 million and $959 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at December 31, 2014 and 2013 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil and $56 million, respectively.

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
The components of the Company’s share-based compensation expense, net of forfeitures, were as follows:

	December 31,
	2014	2013	2012
	(in millions)
Stock option	$37	$36	$40
Restricted stock(1)	26	46	40
Restricted stock units	67	61	54
Liability awards	30	31	14
Total	$160	$174	$148
(1) Includes $3 million, $10 million and $11 million of expense related to EIP for the years ended December 31, 2014, 2013 and 2012, respectively.
For the years ended December 31, 2014, 2013 and 2012, total income tax benefit recognized by the Company related to share-based compensation expense was $55 million, $60 million and $51 million, respectively.
As of December 31, 2014, there was $94 million of total unrecognized compensation cost related to non-vested awards under the Company’s share-based compensation plans, which is expected to be recognized over a weighted-average period of 2.4 years.
Amended and Restated Ameriprise Financial 2005 Incentive Compensation Plan
The 2005 ICP, which was amended and approved by shareholders on April 30, 2014, provides for the grant of cash and equity incentive awards to directors, employees and independent contractors, including stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance shares and similar awards designed to comply with the applicable federal regulations and laws of jurisdiction. Under the 2005 ICP, a maximum of 54.4 million shares may be issued. Of this total, no more than 4.5 million shares may be issued after April 30, 2014 for full value awards, which are awards other than stock options and stock appreciation rights. Shares issued under the 2005 ICP may be authorized and unissued shares or treasury shares.
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

Stock Options
Stock options granted under the 2005 ICP and the 2008 Plan have an exercise price not less than 100% of the current fair market value of a share of the Company’s common stock on the grant date and a maximum term of 10 years. Stock options granted generally vest ratably over three to four years. Vesting of option awards may be accelerated based on age and length of service. Stock options granted are expensed on a straight-line basis over the vesting period based on the fair value of the awards on the date of grant. The grant date fair value of the options is calculated using a Black-Scholes option-pricing model.
The following weighted average assumptions were used for stock option grants:

	2014	2013	2012
Dividend yield	2.0%	3.0%	2.0%
Expected volatility	31%	41%	45%
Risk-free interest rate	1.5%	0.9%	0.8%
Expected life of stock option (years)	5.0	5.0	5.0
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
The weighted average grant date fair value for options granted during 2014, 2013 and 2012 was $25.59, $18.16 and $18.15, respectively.
A summary of the Company’s stock option activity for 2014 is presented below (shares and intrinsic value in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	9.4	$53.03	5.2	$583
Granted	1.6	108.32
Exercised	(3.7)	52.59
Forfeited	(0.1)	74.77
Outstanding at December 31	7.2	65.07	6.7	485
Exercisable at December 31	4.1	49.92	5.4	334
The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $243 million, $299 million and $153 million during the years ended December 31, 2014, 2013 and 2012, respectively.
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

Ameriprise Financial Deferred Compensation Plan
The Ameriprise Financial Deferred Compensation Plan (“DCP”) under the 2005 ICP gives certain employees the choice to defer a portion of their eligible compensation, which can be invested in investment options as provided by the DCP, including the Ameriprise Financial Stock Fund. The DCP is an unfunded non-qualified deferred compensation plan under section 409A of the Internal Revenue Code. The Company provides a match on certain deferrals. Participant deferrals vest immediately and the Company match vests after three years. Distributions are made in shares of the Company’s common stock for the portion of the deferral invested in the Ameriprise Financial Stock Fund and the Company match, for which the Company has recorded in equity. The DCP does allow for accelerated vesting of the share-based awards in cases of death, disability and qualified retirement. Compensation expense related to the Company match is recognized on a straight-line basis over the vesting period or on an accelerated basis if certain age and length of service requirements are met. Dividend equivalents are issued on deferrals into the Ameriprise Financial Stock Fund and the Company match. Dividend equivalents related to deferrals are not subject to forfeiture, whereas dividend equivalents related to the Company match are subject to forfeiture until fully vested.
Ameriprise Financial Franchise Advisor Deferral Plan
The Franchise Advisor Deferral Plan, which was amended in January 2011, gives certain advisors the choice to defer a portion of their commissions into Ameriprise Financial stock or other investment options. The Franchise Advisor Deferral Plan is an unfunded non-qualified deferred compensation plan under section 409A of the Internal Revenue Code. Prior to 2011, all deferrals were in the form of share-based awards and the Company provided a match on the advisor deferrals, which participants could elect to receive in cash or shares of common stock.
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
Ameriprise Advisor Group Deferred Compensation Plan
The Advisor Group Deferral Plan, which was created in April 2009, allows for employee advisors to receive share-based bonus awards which are subject to future service requirements and forfeitures. The Advisor Group Deferral Plan is an unfunded non-qualified deferred compensation plan under section 409A of the Internal Revenue Code. The Advisor Group Deferral Plan also gives qualifying employee advisors the choice to defer a portion of their base salary or commissions. This deferral can be in the form of Ameriprise Financial stock or other investment options. Deferrals are not subject to future service requirements or forfeitures. Under the Advisor Group Deferral Plan, a maximum of 3.0 million shares may be issued. Awards granted under the Advisor Group Deferral Plan may be settled in cash and/or shares of the Company’s common stock according to the award’s terms. Share units receive dividend equivalents, as dividends are declared by the Company’s Board of Directors, until distribution and are subject to forfeiture until vested.

Full Value Share Award Activity
A summary of activity for the Company’s restricted stock awards, restricted stock units granted to employees (including advisors), compensation deferrals into stock and deferred share units for 2014 is presented below (shares in millions):

	Shares	Weighted Average Grant-date Fair Value
Non-vested shares at January 1	2.8	$43.87
Granted	0.7	109.71
Deferred	0.3	116.29
Vested	(2.3)	49.32
Forfeited	(0.1)	77.97
Non-vested shares at December 31	1.4	80.68
The deferred shares in the table above primarily relate to franchise advisor voluntary deferrals of their commissions into Ameriprise Financial stock under the Franchise Advisor Deferral Plan that are fully vested at the deferral date.
The fair value of full value share awards vested during the years ended December 31, 2014, 2013 and 2012 was $259 million, $120 million and $103 million, respectively.
The weighted average grant date fair value for restricted shares, restricted stock units and deferred share units during 2014, 2013 and 2012 was $109.60, $68.90 and $54.32, respectively. The weighted average grant date fair value for franchise advisor and advisor group deferrals during 2014, 2013 and 2012 was $114.69, $80.77 and $54.98, respectively.
Performance Share Units
Under the 2005 ICP, the Company’s Executive Leadership Team may be awarded a target number of performance share units (“PSUs”). PSUs will be earned only to the extent that the Company attains certain goals relating to the Company’s performance and relative total shareholder returns against peers over a three-year period. The awards also have a three-year service condition with cliff vesting with an accelerated service condition based on age and length of service. The actual number of PSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 200% of the target, if performance goals are significantly exceeded. The value of each target PSU is equal to the value of one share of Ameriprise common stock. The total amount of target PSUs outstanding at the end of December 31, 2014, 2013 and 2012 was 0.2 million, 0.3 million, 0.2 million, respectively. The PSUs are liability awards. During the year ended December 31, 2014, the value of shares settled for PSU awards was $20 million. There were no settlements made for PSU awards for the years ended December 31, 2013 and 2012.
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
The value of the EPP and EIP awards is recognized as compensation expense evenly over the vesting periods. Generally, the expense is based on the grant date fair value of the awards as determined by an annual independent valuation of Threadneedle’s fair market value; however, for awards accounted for as a liability the expense is adjusted to reflect Threadneedle’s current calculated value (the change in the value of the awards is recognized immediately for vested awards and over the remaining vesting period for unvested awards). During the years ended December 31, 2014, 2013 and 2012, cash settlements of EPP and EIP awards were $28 million, $23 million and $31 million, respectively.

18.  Shareholders’ Equity
The following table presents the components of AOCI, net of tax:

	December 31,
	2014	2013
	(in millions)
Net unrealized securities gains	$786	$655
Net unrealized derivatives losses	—	(1)
Foreign currency translation	(53)	(13)
Defined benefit plans	(71)	(46)
Total	$662	$595
See Note 5, Note 16 and Note 22 for additional disclosures related to net unrealized securities gains, net unrealized derivatives losses and net unrealized actuarial losses on defined benefit plans, respectively.
The following table provides information related to amounts reclassified from AOCI:

AOCI Reclassification	Location of Loss (Gain) Recognized in Income	Years Ended December 31,
		2014	2013
		(in millions)
Net unrealized gains on Available-for-Sale securities	Net investment income	$(39)	$(7)
Tax expense	Income tax provision	14	2
Net of tax		$(25)	$(5)
Losses (gains) on cash flow hedges:
Interest rate contracts	Interest and debt expense	(4)	(4)
Swaptions	Net investment income	5	5
Total before tax		1	1
Tax expense	Income tax provision	—	—
Net of tax		$1	$1
See Note 5 for additional information related to the impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverable on net unrealized securities gains/losses included in AOCI. See Note 16 for additional information regarding the Company’s cash flow hedges.
For the years ended December 31, 2014, 2013 and 2012, the Company repurchased a total of 11.8 million shares, 17.8 million shares and 24.6 million shares, respectively, of its common stock for an aggregate cost of $1.4 billion, $1.5 billion and $1.3 billion, respectively. On October 24, 2012, the Company’s Board of Directors authorized an expenditure of up to $2.0 billion for the repurchase of the Company’s common stock through 2014. In April 2014, the Company's Board of Directors authorized an expenditure of up to an additional $2.5 billion for the repurchase of shares of our common stock through April 28, 2016. As of December 31, 2014, the Company had $1.8 billion remaining under its share repurchase authorization.
The Company may also reacquire shares of its common stock under its share-based compensation plans related to restricted stock awards and certain option exercises. The holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligation. These vested restricted shares are reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. For the years ended December 31, 2014, 2013 and 2012, the Company reacquired 0.8 million shares, 0.4 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $92 million, $26 million and $18 million, respectively, related to the holders’ income tax obligations on the vesting date. Beginning in 2013, option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the year ended December 31, 2014, the Company reacquired 2.1 million shares of its common stock through the net settlement of options for an aggregate value of $252 million, of which $160 million related to the strike price and $92 million related to the holders’ income tax obligation. For the year ended December 31, 2013, the Company reacquired 2.9 million shares of its common stock through the net settlement of options for an aggregate value of $227 million, of which $145 million related to the strike price and $82 million related to the holders’ income tax obligation.
For the years ended December 31, 2014, 2013 and 2012, respectively, the Company reissued 1.6 million, 1.9 million and 1.8 million treasury shares, respectively, for restricted stock award grants, PSUs, and issuance of shares vested under the Ameriprise Financial

Franchise Advisor Deferred Compensation Plan. For the year ended December 31, 2012, the Company reacquired 0.3 million shares of its common stock with an aggregate value of $21 million from a total return swap used to economically hedge its Franchise Advisor Deferral Plan, which was settled in December 2012.

19.  Earnings per Share Attributable to Ameriprise Financial, Inc. Common Shareholders
The computations of basic and diluted earnings per share attributable to Ameriprise Financial, Inc. common shareholders are as follows:

	December 31,
	2014	2013	2012
	(in millions, except per share amounts)
Numerator:
Income from continuing operations	$2,002	$1,478	$903
Less: Net income (loss) attributable to noncontrolling interests	381	141	(128)
Income from continuing operations attributable to Ameriprise Financial	1,621	1,337	1,031
Loss from discontinued operations, net of tax	(2)	(3)	(2)
Net income attributable to Ameriprise Financial	$1,619	$1,334	$1,029

Denominator:
Basic: Weighted-average common shares outstanding	191.6	203.2	218.7
Effect of potentially dilutive nonqualified stock options and other share-based awards	3.4	3.9	4.1
Diluted: Weighted-average common shares outstanding	195.0	207.1	222.8

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic:
Income from continuing operations	$8.46	$6.58	$4.71
Loss from discontinued operations	(0.01)	(0.02)	(0.01)
Net income	$8.45	$6.56	$4.70
Diluted:
Income from continuing operations	$8.31	$6.46	$4.63
Loss from discontinued operations	(0.01)	(0.02)	(0.01)
Net income	$8.30	$6.44	$4.62
The Company excludes the effect of nonqualified stock options and other share based-awards that are anti-dilutive from the computation of earnings per share attributable to Ameriprise Financial, Inc. For all years ended December 31, 2014, 2013 and 2012, the impact of the excluded shares was not material.

20. Regulatory Requirements
Restrictions on the transfer of funds exist under regulatory requirements applicable to certain of the Company’s subsidiaries. At December 31, 2014, the aggregate amount of unrestricted net assets was approximately $2.6 billion.
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
The Company’s life and property casualty insurance companies are required to prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of their respective states of domicile, which vary materially from GAAP. Prescribed statutory accounting practices include publications of the NAIC, as well as state laws, regulations and general administrative rules. The more significant differences from GAAP include charging policy acquisition costs to expense as incurred, establishing annuity and insurance reserves using different actuarial methods and assumptions, valuing investments on a different basis and excluding certain assets from the balance sheet by charging them directly to surplus, such as a portion of the net deferred income tax assets.

State insurance statutes contain limitations as to the amount of dividends or distributions that insurers may make without providing prior notification to state regulators. For RiverSource Life, dividends or distributions in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life’s primary regulator, and are subject to potential disapproval. RiverSource Life’s statutory unassigned surplus (deficit) aggregated $638 million and $(7) million as of December 31, 2014 and 2013, respectively.
In addition, dividends or distributions, whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Statutory capital and surplus for RiverSource Life was $3.3 billion and $2.7 billion at December 31, 2014 and 2013, respectively. Statutory capital and surplus for IDS Property Casualty was $560 million and $531 million at December 31, 2014 and 2013, respectively.
Statutory net gain from operations and net income (loss) are summarized as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
RiverSource Life
Statutory net gain from operations(1)	$1,412	$1,633	$2,189
Statutory net income(1)	1,154	1,337	1,976
IDS Property Casualty
Statutory net income (loss)	(25)	11	27
(1) Statutory net gain (loss) from operations and statutory net income (loss) are significantly impacted by changes in reserves for variable annuity guaranteed benefits, however, these impacts are substantially offset by unrealized gains (losses) on derivatives which are not included in statutory income but are recorded directly to surplus.
Government debt securities of $5 million and $6 million at December 31, 2014 and 2013, respectively, held by the Company’s life insurance subsidiaries were on deposit with various states as required by law.
Ameriprise Certificate Company (“ACC”) is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”). ACC markets and sells investment certificates to clients. ACC is subject to various capital requirements under the 1940 Act, laws of the State of Minnesota and understandings with the Securities and Exchange Commission (“SEC”) and the Minnesota Department of Commerce. The terms of the investment certificates issued by ACC and the provisions of the 1940 Act also require the maintenance by ACC of qualified assets. Under the provisions of its certificates and the 1940 Act, ACC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $4.2 billion and $4.0 billion at December 31, 2014 and 2013, respectively. ACC had qualified assets of $4.5 billion and $4.3 billion at December 31, 2014 and 2013, respectively. Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50 million. The previous maximum commitment, set March 2, 2009, was $115 million. For the years ended December 31, 2014 and 2013, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.
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

21.  Income Taxes
The components of income tax provision attributable to continuing operations were as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Current income tax
Federal	$248	$549	$229
State and local	33	24	25
Foreign	36	37	31
Total current income tax	317	610	285
Deferred income tax
Federal	202	(102)	37
State and local	30	(10)	15
Foreign	(4)	(6)	(2)
Total deferred income tax	228	(118)	50
Total income tax provision	$545	$492	$335
The geographic sources of pretax income from continuing operations were as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
United States	$1,858	$1,640	$1,161
Foreign	689	330	77
Total	$2,547	$1,970	$1,238
The principal reasons that the aggregate income tax provision attributable to continuing operations is different from that computed by using the U.S. statutory rate of 35% were as follows:

	Years Ended December 31,
	2014	2013	2012
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Changes in taxes resulting from:
Net income (loss) attributable to noncontrolling interests	(5.2)	(2.5)	3.6
Dividend exclusion	(4.7)	(5.1)	(5.9)
Low income housing tax credits	(2.1)	(2.7)	(3.0)
Foreign tax credits, net of addback	(2.0)	(0.9)	(3.2)
State taxes, net of federal benefit	1.6	0.5	2.5
Tax-exempt interest income	(0.7)	(0.9)	(1.7)
Taxes applicable to prior years	(0.2)	—	(2.5)
Other, net	(0.3)	1.6	2.3
Income tax provision	21.4%	25.0%	27.1%
The decrease in the Company’s effective tax rate in 2014 compared to 2013 is primarily the result of an increase in net income attributable to noncontrolling interests and an increase in foreign tax credits, as well as a $17 million benefit in 2014 related to the completion of an Internal Revenue Service (“IRS”) audit. The decrease in the Company’s effective tax rate in 2013 compared to 2012 is primarily the result of lower state taxes as well as two prior period corrections. During 2012, the Company completed a review of its deferred tax balances. As part of the review, the Company discovered tax return errors for prior years which were corrected. The net impact of the review resulted in a decrease of income tax expense of $16 million. Additionally in 2012, the Company made a correction for a tax item, which resulted in a $32 million decrease to net income attributable to Ameriprise Financial. The Company had received incomplete data from a third party service provider for securities lending activities that resulted in the miscalculation of the Company’s dividend received deduction and foreign tax credit. The Company resolved the data issue and stopped the securities lending that negatively impacted its tax position.

Accumulated earnings of certain foreign subsidiaries, which totaled $180 million at December 31, 2014, are intended to be permanently reinvested outside the United States. Accordingly, U.S. federal taxes, which would have aggregated $40 million, have not been provided on those earnings.
In December 2014, the Company received IRS approval for a change in accounting method related to variable annuity hedging. Accordingly, the Company began using the approved method of accounting in the fourth quarter of 2014. The change to the approved method increased deferred tax expense and current tax receivables with a corresponding decrease to current tax expense and deferred tax assets of approximately $300 million.
Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within other assets or other liabilities on the Consolidated Balance Sheets, were as follows:

	December 31,
	2014	2013
	(in millions)
Deferred income tax assets
Liabilities for policyholder account balances, future policy benefits and claims	$1,292	$918
Deferred compensation	350	335
Investment related	83	724
Loss carryovers and tax credit carryforwards	25	39
Other	102	61
Gross deferred income tax assets	1,852	2,077
Less: valuation allowance	20	19
Total deferred income tax assets	1,832	2,058
Deferred income tax liabilities
Deferred acquisition costs	738	749
Net unrealized gains on Available-for-Sale securities	424	352
Depreciation expense	131	138
Deferred sales inducement costs	128	145
Intangible assets	96	84
Other	101	113
Gross deferred income tax liabilities	1,618	1,581
Net deferred income tax assets	$214	$477
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $25 million, net of federal benefit, which will expire beginning December 31, 2015. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets and state net operating losses and therefore a valuation allowance has been established.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	2014	2013	2012
	(in millions)
Balance at January 1	$209	$116	$184
Additions based on tax positions related to the current year	17	22	2
Additions for tax positions of prior years	35	74	25
Reductions for tax positions of prior years	(19)	(3)	(83)
Settlements	—	—	(12)
Balance at December 31	$242	$209	$116
If recognized, approximately $57 million, $62 million and $38 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2014, 2013, and 2012, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $170 million to $180 million in the next 12 months due to resolution of IRS examinations.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $6 million, a net increase of $6 million, and a net reduction of $1 million in interest and penalties for the years ended December 31, 2014, 2013, and 2012, respectively. At December 31, 2014 and 2013, the Company had a payable of $48 million and $42 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS has completed its field examination of the 1997 through 2011 tax returns. However, for federal income tax purposes, these years, except for 2007, continue to remain open as a consequence of certain unagreed-upon issues. The IRS is currently auditing the Company’s U.S. Income Tax Returns for 2012 and 2013. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2012 and remain open for all years after 2012.
The items comprising other comprehensive income (loss) are presented net of the following income tax provision (benefit) amounts:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Net unrealized securities gains (losses)	$69	$(344)	$238
Net unrealized derivatives gains	—	—	4
Defined benefit plans	(13)	24	(9)
Foreign currency translation	(18)	3	7
Net income tax provision (benefit)	$38	$(317)	$240

22. Retirement Plans and Profit Sharing Arrangements
Defined Benefit Plans
Pension Plans
The Company’s U.S. non-advisor employees are generally eligible for the Ameriprise Financial Retirement Plan (the “Retirement Plan”), a noncontributory defined benefit plan which is a qualified plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Funding of costs for the Retirement Plan complies with the applicable minimum funding requirements specified by ERISA and is held in a trust. The Retirement Plan is a cash balance plan by which the employees’ accrued benefits are based on notional account balances, which are maintained for each individual. Each pay period these balances are credited with an amount equal to a percentage of eligible compensation as defined by the Retirement Plan (which includes, but is not limited to, base pay, performance based incentive pay, commissions, shift differential and overtime). Prior to March 1, 2010, the percentage ranged from 2.5% to 10% based on employees’ age plus years of service. Effective March 1, 2010, the percentage ranges from 2.5% to 5% based on employees’ years of service. Employees eligible for the plan at the time of the change will continue to receive the same percentage they were receiving until the new schedule becomes more favorable. Employees’ balances are also credited with a fixed rate of interest that is updated each January 1 and is based on the average of the daily five-year U.S. Treasury Note yields for the previous October 1 through November 30, with a minimum crediting rate of 5%. Employees are fully vested after three years of service or upon retirement at or after age 65, disability or death while employed. Employees have the option to receive annuity payments or a lump sum payout of vested balance at termination or retirement. The Retirement Plan’s year-end is September 30.
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
Most employees outside the U.S. are covered by local retirement plans, some of which are funded, while other employees receive payments at the time of retirement or termination under applicable labor laws or agreements.

The components of the net periodic benefit cost for all pension plans were as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Service cost	$43	$46	$41
Interest cost	28	23	24
Expected return on plan assets	(38)	(33)	(30)
Amortization of prior service costs	(1)	(1)	(1)
Amortization of net loss	7	11	7
Other	3	2	4
Net periodic benefit cost	$42	$48	$45
The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets are amortized on a straight-line basis over the expected average remaining service period of active participants.
The following tables provide a reconciliation of the changes in the benefit obligation and fair value of assets for the pension plans:

	2014	2013
	(in millions)
Benefit obligation, January 1	$676	$643
Service cost	43	46
Interest cost	28	23
Benefits paid	(7)	(7)
Actuarial (gain) loss	30	(8)
Settlements	(20)	(23)
Foreign currency rate changes	(8)	2
Additional voluntary contribution ("AVC") obligation	34	—
Benefit obligation, December 31	$776	$676

	2014	2013
	(in millions)
Fair value of plan assets, January 1	$544	$437
Actual return on plan assets	37	85
Employer contributions	47	50
Benefits paid	(7)	(7)
Settlements	(20)	(23)
Foreign currency rate changes	(8)	2
AVC asset	19	—
Fair value of plan assets, December 31	$612	$544
The AVC obligation and asset included in the tables above relate to a retirement plan provided to employees outside the U.S., which allows participants to make voluntary contributions to be converted at retirement into additional defined benefit pension provided by the plan. Participant contributions are invested in one or more pooled pension funds available under the plan.
The following table provides the amounts recognized in the Consolidated Balance Sheets, which equal the funded status of the Company’s pension plans:

	December 31,
	2014	2013
	(in millions)
Benefit liability	$(178)	$(136)
Benefit asset	14	4
Net amount recognized	$(164)	$(132)
The Company complies with the minimum funding requirements in all countries.

The amounts recognized in AOCI, net of tax, as of December 31, 2014 but not recognized as components of net periodic benefit cost included an unrecognized actuarial loss of $77 million and an unrecognized prior service credit of $2 million. The estimated amounts that will be amortized from AOCI, net of tax, into net periodic benefit cost in 2015 include a prior service credit of $1 million and actuarial loss of $6 million.
The accumulated benefit obligation for all pension plans as of December 31, 2014 and 2013 was $702 million and $605 million, respectively. The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations that exceeded the fair value of plan assets were as follows:

	December 31,
	2014	2013
	(in millions)
Accumulated benefit obligation	$582	$514
Fair value of plan assets	449	418
The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations that exceeded the fair value of plan assets were as follows:

	December 31,
	2014	2013
	(in millions)
Projected benefit obligation	$628	$554
Fair value of plan assets	449	418
The weighted average assumptions used to determine benefit obligations for pension plans were as follows:

	2014	2013
Discount rates	3.44%	4.06%
Rates of increase in compensation levels	4.35	4.38
The weighted average assumptions used to determine net periodic benefit cost for pension plans were as follows:

	2014	2013	2012
Discount rates	4.06%	3.45%	4.15%
Rates of increase in compensation levels	4.38	4.36	4.27
Expected long-term rates of return on assets	7.58	7.62	7.69
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
The Company’s pension plans’ assets are invested in an aggregate diversified portfolio to minimize the impact of any adverse or unexpected results from a security class on the entire portfolio. Diversification is interpreted to include diversification by asset type, performance and risk characteristics and number of investments. When appropriate and consistent with the objectives of the plans, derivative instruments may be used to mitigate risk or provide further diversification, subject to the investment policies of the plans. Asset classes and ranges considered appropriate for investment of the plans’ assets are determined by each plan’s investment committee. The target allocations are 70% equity securities, 20% debt securities and 10% all other types of investments, except for the assets in pooled pension funds which are 65% equity securities and 35% debt securities and AVC assets which are allocated at the discretion of the individual. Actual allocations will generally be within 5% of these targets. At December 31, 2014, there were no significant holdings of any single issuer and the exposure to derivative instruments was not significant.

The following tables present the Company’s pension plan assets measured at fair value on a recurring basis:

	December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities:	(in millions)
U.S. large cap stocks	$74	$84	$—	$158
U.S. small cap stocks	59	1	—	60
Non-U.S. large cap stocks	21	33	—	54
Non-U.S. small cap stocks	18	—	—	18
Emerging markets	15	24	—	39
Debt securities:
U.S. investment grade bonds	19	15	—	34
U.S. high yield bonds	—	27	—	27
Non-U.S. investment grade bonds	—	15	—	15
Real estate investment trusts	—	—	14	14
Hedge funds	—	—	21	21
Pooled pension funds	—	144	—	144
AVC assets (pooled pension funds)	—	19	—	19
Cash equivalents	9	—	—	9
Total	$215	$362	$35	$612

	December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities:	(in millions)
U.S. large cap stocks	$97	$43	$—	$140
U.S. small cap stocks	55	1	—	56
Non-U.S. large cap stocks	21	35	—	56
Non-U.S. small cap stocks	21	—	—	21
Emerging markets	14	23	—	37
Debt securities:
U.S. investment grade bonds	17	14	—	31
U.S. high yield bonds	—	21	—	21
Non-U.S. investment grade bonds	—	14	—	14
Real estate investment trusts	—	—	2	2
Hedge funds	—	—	20	20
Pooled pension funds	—	126	—	126
Cash equivalents	20	—	—	20
Total	$245	$277	$22	$544
Equity securities are managed to track the performance of common market indices for both U.S. and non-U.S. securities, primarily across large cap, small cap and emerging market asset classes. Debt securities are managed to track the performance of common market indices for both U.S. and non-U.S. investment grade bonds as well as a pool of U.S. high yield bonds. Real estate investment trusts are managed to track the performance of a broad population of investment grade non-agricultural income producing properties. The Company’s investments in hedge funds include investments in a multi-strategy fund and an off-shore fund managed to track the performance of broad fund of fund indices. Pooled pension funds are managed to track a specific benchmark based on the investment objectives of the fund. Cash equivalents consist of holdings in a money market fund that seeks to equal the return of the three month U.S. Treasury bill.
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
The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

Asset Category	Real Estate Investment Trusts	Hedge Funds
	(in millions)
Balance at January 1, 2012	$11	$12
Actual return on plan assets:
Relating to assets still held at the reporting date	—	1
Purchases	1	5
Balance at December 31, 2012	12	18
Actual return on plan assets:
Relating to assets still held at the reporting date	—	2
Purchases	2	—
Sales	(12)	—
Balance at December 31, 2013	2	20
Actual return on plan assets:
Relating to assets still held at the reporting date	1	1
Purchases	11	—
Sales	—	—
Balance at December 31, 2014	$14	$21
The Company’s pension plans expect to make benefit payments to retirees as follows:

(in millions)
2015	$62
2016	67
2017	66
2018	69
2019	74
2020-2024	302
The Company expects to contribute $41 million to its pension plans in 2015.
Other Postretirement Benefits
The Company sponsors defined benefit postretirement plans that provide health care and life insurance to retired U.S. employees. Net periodic postretirement benefit costs were nil, nil and $(1) million in 2014, 2013 and 2012, respectively.
The following table provides a reconciliation of the changes in the defined benefit postretirement plan obligation:

	2014	2013
	(in millions)
Benefit obligation, January 1	$18	$20
Interest cost	1	1
Benefits paid	(4)	(4)
Participant contributions	3	2
Actuarial gain	—	(1)
Benefit obligation, December 31	$18	$18
The recognized liabilities for the Company’s defined benefit postretirement plans are unfunded. At both December 31, 2014 and 2013, the recognized liabilities were $18 million, which was equal to the funded status of the Company’s postretirement benefit plans.
The amounts recognized in AOCI, net of tax, as of December 31, 2014 but not recognized as components of net periodic benefit cost included an unrecognized actuarial gain of $4 million and an unrecognized prior service credit of nil. The estimated amount that will be amortized from AOCI, net of tax, into net periodic benefit cost in 2015 is approximately $1 million.

The weighted average assumptions used to determine benefit obligations for other postretirement benefits were as follows:

	2014	2013
Discount rates	3.60%	4.25%
Healthcare cost increase rates:
Next year trend rate	6.00	6.00
Ultimate trend rate	5.00	5.00
Years to ultimate trend rate	4	2
Discount rates are based on yields available on high-quality corporate bonds that would generate cash flows necessary to pay the benefits when due. A one percentage-point change in the assumed healthcare cost trend rates would not have a material effect on the postretirement benefit obligation or net periodic postretirement benefit costs.
The Company’s defined benefit postretirement plans expect to make benefit payments to retirees as follows:

(in millions)
2015	$2
2016	2
2017	2
2018	2
2019	2
2020-2024	7
The Company expects to contribute $2 million to its defined benefit postretirement plans in 2015.
The following is a summary of unrealized losses included in other comprehensive income (loss) related to the Company’s defined benefit plans:

	2014	2013	2012
	(in millions)
Net unrealized defined benefit losses at January 1	$(46)	$(91)	$(75)
Net gains (losses)	(37)	71	(23)
Prior service credit	(1)	(2)	(2)
Income tax (provision) benefit	13	(24)	9
Net unrealized defined benefit losses at December 31	$(71)	$(46)	$(91)
Defined Contribution Plans
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
Under the 401(k) Plan, employees become eligible for contributions under the plan during the pay period they reach 60 days of service. Match contributions are fully vested after five years of service, vesting ratably over the first five years of service, or upon retirement at or after age 65, disability or death while employed. The Company’s defined contribution plan expense was $37 million, $35 million and $36 million in 2014, 2013 and 2012, respectively.
Employees outside the U.S. who are not covered by the 401(k) may be covered by local defined contribution plans which are subject to applicable laws and rules of the country where the plan is administered. The Company’s expense related to defined contribution plans outside the U.S. was $6 million, $5 million and $5 million in 2014, 2013 and 2012, respectively.
Threadneedle Profit Sharing Plan
On an annual basis, Threadneedle employees are eligible for a profit sharing arrangement. Through the end of 2012, the employee profit sharing plan provided for profit sharing of 30% based on an internally defined recurring pretax operating income measure for Threadneedle, which primarily included pretax income related to investment management services and investment portfolio income excluding gains and losses on asset disposals, certain reorganization expenses, EPP and EIP expenses and other non-recurring expenses. Beginning in 2013, the profit sharing percentage is variable and linked to certain performance criteria. Compensation expense related to the employee profit sharing plan was $66 million, $69 million and $67 million in 2014, 2013 and 2012, respectively.

23. Commitments, Guarantees and Contingencies
Commitments
The Company is committed to pay aggregate minimum rentals under noncancelable operating leases for office facilities and equipment in future years as follows:

(in millions)
2015	$83
2016	70
2017	66
2018	58
2019	47
Thereafter	99
Total (1)	$423
(1) Minimum payments have not been reduced by minimum sublease rentals due in the future under noncancelable subleases.
For the years ended December 31, 2014, 2013 and 2012, operating lease expense was $85 million, $85 million and $84 million, respectively.
The following table presents the Company’s funding commitments as of December 31:

	2014	2013
	(in millions)
Commercial mortgage loans	$55	$71
Consumer mortgage loans	491	542
Consumer lines of credit	3	4
Affordable housing partnerships	124	137
Total funding commitments	$673	$754
Since the Company expects many of the commitments related to consumer mortgage loans to expire without being drawn, total commitment amounts do not necessarily represent the Company’s future liquidity requirements. In addition, the commitments include consumer credit lines that are cancelable upon notification to the consumer.
Guarantees
The Company’s life and annuity products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2014, these guarantees range up to 5%.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. At both December 31, 2014 and 2013, the estimated liability was $14 million and the related premium tax asset was $12 million and $11 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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
In September 2011, the California Department of Insurance (“CA DOI”) issued an Order to Show Cause administrative action against the Company’s life insurance subsidiary alleging that certain claims handling practices reviewed in connection with a 2007-2008 market conduct exam did not comply with applicable law. In August 2014, the Company’s life insurance subsidiary and the CA DOI reached an agreement in principle to settle all pending allegations for $800,000, with the exception of a single allegation related to certain coverage determinations made under long term care insurance policies issued between 1989-1992. An administrative hearing on this remaining allegation concluded in November 2014. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the matter, the lack of evidence supporting the CA DOI's penalty allegations, and the difficulty of predicting outcomes in these administrative proceedings which involve multiple phases and appellate procedures.
In November 2014, a lawsuit was filed against the Company’s London-based asset management affiliate in England’s High Court of Justice Commercial Court, entitled Otkritie Capital International Ltd and JSC Otkritie Holding v. Threadneedle Asset Management Ltd. and Threadneedle Management Services Ltd. (“Threadneedle Defendants”). Claimants allege that the Threadneedle Defendants should be held liable for the wrongful acts of one of its former employees, who in February 2014 was held jointly and severally liable with several other parties for conspiracy and dishonest assistance in connection with a fraud perpetrated against Claimants in 2011. Claimants allege they were harmed by that fraud in the amount of $120 million. The Threadneedle Defendants have applied to the Court for an Order dismissing the proceedings as an abuse of process of the court. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case and the failure to allege any specific, evidence based damages.

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

25.  Segment Information
The Company’s reporting segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other.
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
The Protection segment offers a variety of products to address the protection and risk management needs of the Company’s retail clients including life, DI and property casualty insurance. Life and DI products are primarily provided through the Company’s advisors. The Company’s property casualty products are sold through affinity relationships. The Company issues insurance policies through its life insurance subsidiaries and the Property Casualty companies. The primary sources of revenues for this segment are premiums, fees, and charges that the Company receives to assume insurance-related risk. The Company earns net investment income on owned assets supporting insurance reserves and capital supporting the business. The Company also receives fees based on the level of assets supporting VUL separate account balances. This segment earns intersegment revenues from fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the VUL contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.
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

The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	December 31,
	2014	2013
	(in millions)
Advice & Wealth Management	$10,220	$9,571
Asset Management	7,509	7,223
Annuities	98,535	98,354
Protection	20,779	19,605
Corporate & Other	11,767	9,823
Total assets	$148,810	$144,576

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Operating net revenues:
Advice & Wealth Management	$4,806	$4,295	$3,873
Asset Management	3,320	3,169	2,891
Annuities	2,591	2,561	2,519
Protection	2,287	2,186	2,087
Corporate & Other	4	15	26
Eliminations(1)	(1,417)	(1,369)	(1,253)
Total segment operating revenues	11,591	10,857	10,143
Net realized gains	37	7	7
Revenue attributable to CIEs	651	345	71
Market impact on IUL benefits, net	(11)	(10)	—
Integration and restructuring charges	—	—	(4)
Total net revenues per consolidated statements of operations	$12,268	$11,199	$10,217
(1) Represents the elimination of intersegment revenues recognized for the years ended December 31, 2014, 2013 and 2012 in each segment as follows: Advice and Wealth Management ($997, $980 and $901, respectively); Asset Management ($44, $39 and $43, respectively); Annuities ($235, $307 and $271, respectively); Protection ($139, $40 and $37, respectively); and Corporate & Other ($2, $3 and $1, respectively).

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Operating earnings:
Advice & Wealth Management	$792	$592	$434
Asset Management	788	691	535
Annuities	633	629	530
Protection	246	336	373
Corporate & Other	(230)	(229)	(177)
Total segment operating earnings	2,229	2,019	1,695
Net realized gains	37	7	7
Net income (loss) attributable to noncontrolling interests	381	141	(128)
Market impact on variable annuity guaranteed benefits, net	(94)	(170)	(265)
Market impact on IUL benefits, net	(6)	(13)	—
Integration and restructuring charges	—	(14)	(71)
Income from continuing operations before income tax provision per consolidated statements of operations	$2,547	$1,970	$1,238

26. Quarterly Financial Data (Unaudited)

	2014				2013
	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
	(in millions, except per share data)
Net revenues	$3,089	$3,111	$3,072	$2,996	$2,946	$2,813	$2,749	$2,691
Income from continuing operations before income tax provision	558	720	619	650	479	602	402	487
Income from continuing operations	454	565	467	516	382	448	282	366
Income (loss) from discontinued operations, net of tax	(1)	—	—	(1)	(2)	1	(1)	(1)
Net income	453	565	467	515	380	449	281	365
Less: Net income (loss) attributable to noncontrolling interests	28	145	93	115	84	67	(40)	30
Net income attributable to Ameriprise Financial	$425	$420	$374	$400	$296	$382	$321	$335

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic
Income from continuing operations	$2.27	$2.21	$1.94	$2.05	$1.50	$1.90	$1.57	$1.61
Income (loss) from discontinued operations	(0.01)	—	—	—	(0.01)	—	—	—
Net income	$2.26	$2.21	$1.94	$2.05	$1.49	$1.90	$1.57	$1.61
Diluted
Income from continuing operations	$2.23	$2.17	$1.91	$2.01	$1.47	$1.86	$1.54	$1.58
Income (loss) from discontinued operations	(0.01)	—	—	—	(0.01)	—	—	—
Net income	$2.22	$2.17	$1.91	$2.01	$1.46	$1.86	$1.54	$1.58

Weighted average common shares outstanding:
Basic	187.9	190.3	192.7	195.5	198.3	201.3	204.9	208.4
Diluted	191.2	193.7	196.2	199.1	202.3	205.1	208.6	212.3
Cash dividends declared per common share	$0.58	$0.58	$0.58	$0.52	$0.52	$0.52	$0.52	$0.45
Common share price:
High	137.33	128.51	120.32	116.82	115.36	94.45	84.29	75.14
Low	105.41	116.02	100.94	101.29	89.37	80.49	69.35	63.59

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2014.
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
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment and those criteria, we believe that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

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
James M. Cracchiolo-Chairman and Chief Executive Officer
Mr. Cracchiolo (56) has been our Chairman and Chief Executive Officer since September 2005. Prior to that time, Mr. Cracchiolo was Chairman and Chief Executive Officer of American Express Financial Corporation (“AEFC”) since March 2001; President and Chief Executive Officer of AEFC since November 2000; and Group President, Global Financial Services of American Express since June 2000. He served as Chairman of American Express Bank Ltd. from September 2000 until April 2005 and served as President and Chief Executive Officer of Travel Related Services International from May 1998 through July 2003. He is an advisor to the March of Dimes and previously served on the boards of the American Council of Life Insurers, The Financial Services Roundtable, Tech Data Corporation and the March of Dimes.
Walter S. Berman-Executive Vice President and Chief Financial Officer
Mr. Berman (72) has been our Executive Vice President and Chief Financial Officer since September 2005. Prior to that, Mr. Berman served as Executive Vice President and Chief Financial Officer of AEFC, a position he held since January 2003. From April 2001 to January 2004, Mr. Berman served as Corporate Treasurer of American Express.
Donald E. Froude-President-The Personal Advisors Group
Mr. Froude (59) has been our President-The Personal Advisors Group since September 2008. Prior to joining us, Mr. Froude served as managing director and head of U.S. distribution for Legg Mason, Inc. since 2006. Prior to that, he served as President of Intermediary Distribution for Columbia Management, a division of Bank of America, from 2004 to 2006. Prior thereto, he was president and chief executive officer of Quick & Reilly.
Kelli A. Hunter-Executive Vice President of Human Resources
Ms. Hunter (53) has been our Executive Vice President of Human Resources since September 2005. Prior to that, Ms. Hunter served as Executive Vice President of Human Resources of AEFC since joining our company in June 2005. Prior to joining AEFC, Ms. Hunter was Senior Vice President-Global Human Capital for Crown Castle International Corporation in Houston, Texas. Prior to that, she held a variety of senior level positions in human resources for Software Spectrum, Inc., Mary Kay, Inc., as well as Morgan Stanley Inc. and Bankers Trust New York Corporation.
John C. Junek-Executive Vice President and General Counsel
Mr. Junek (65) has been our Executive Vice President and General Counsel since September 2005. Prior to that, Mr. Junek served as Senior Vice President and General Counsel of AEFC since June 2000.
Randy Kupper-Executive Vice President and Chief Information Officer
Mr. Kupper (56) has been our Executive Vice President and Chief Information Officer since June 2012. Prior to that, Mr. Kupper had served as Executive Vice President-Applications Development since January 2010 and as Senior Vice President-Applications Development since November 2008. Prior to joining Ameriprise in 2008, he served as a Senior Vice President-Technology of U.S. Consumer and Small Business Services at American Express, where he spent approximately ten years holding leadership positions in the technologies organization.

Neal Maglaque-President-Advice & Wealth Management, Business Development and Chief Operating Officer
Mr. Maglaque (58) has been our President-Advice & Wealth Management, Business Development and Chief Operating Officer since June 2012. Prior to that time, Mr. Maglaque served as Executive Vice President and Advice & Wealth Management Chief Operating Officer since 2009, Senior Vice President-USAG Business Planning and Operations since 2006 and as Senior Vice President-Lead Financial Officer Enterprise Finance since 2005. Prior thereto, Mr. Maglaque held several leadership positions at American Express.
Deirdre D. McGraw-Executive Vice President-Marketing, Communications and Community Relations
Ms. McGraw (44) has been our Executive Vice President-Marketing, Communications and Community Relations since May 2014. Previously, Ms. McGraw served as Executive Vice President, Corporate Communications and Community Relations since February 2010. Prior to that, Ms. McGraw served as Senior Vice President-Corporate Communications and Community Relations since February 2007 and as Vice President-Corporate Communications since May 2006. Prior thereto, Ms. McGraw served as Vice President-Business Planning and Communications for our Chairman’s Office, and prior to that, she served as Vice President-Business Planning and Communications for the Group President, Global Financial Services at American Express.
Colin Moore-Executive Vice President and Global Chief Investment Officer
Mr. Moore (56) has been our Executive Vice President and Global Chief Investment Officer since June 2013. Mr. Moore also continues to serve as Chief Investment Officer-Columbia Management, a position he has held since 2010. Prior thereto, he was head of fixed income and liquidity strategies from 2009 to 2010. Mr. Moore joined Columbia Management in 2002 as head of equity and has been a member of the investment community since 1983.
Joseph E. Sweeney-President-Advice & Wealth Management, Products and Service Delivery
Mr. Sweeney (53) has been our President-Advice & Wealth Management, Products and Service Delivery since June 2012. Prior to that time, Mr. Sweeney served as President-Advice and Wealth Management, Products and Services since May 2009 and as President-Financial Planning, Products and Services since 2005. Prior to that, Mr. Sweeney served as Senior Vice President and General Manager of Banking, Brokerage and Managed Products of AEFC since April 2002. Prior thereto, he served as Senior Vice President and Head, Business Transformation, Global Financial Services of American Express from March 2001 until April 2002. Mr. Sweeney is currently on the board of directors of the Securities Industry and Financial Markets Association.
David K. Stewart-Senior Vice President and Controller (Principal Accounting Officer)
Mr. Stewart (61) has been our Senior Vice President and Controller since September 2005. Prior to that, Mr. Stewart served as Vice President and Controller of AEFC and its subsidiaries since June 2002, when he joined American Express. Prior thereto, Mr. Stewart held various management and officer positions in accounting, financial reporting and treasury operations at Lutheran Brotherhood, now known as Thrivent Financial for Lutherans, where he was Vice President-Treasurer from 1997 until 2001.
William F. Truscott-CEO-Global Asset Management
Mr. Truscott (54) has been our CEO - Global Asset Management since September 2012. Prior to that time, Mr. Truscott had served as CEO - U.S. Asset Management and President, Annuities since May 2010, as President - U.S. Asset Management, Annuities and Chief Investment Officer since February 2008 and as President - U.S. Asset Management and Chief Investment Officer since September 2005. Prior to that, Mr. Truscott served as Senior Vice President and Chief Investment Officer of AEFC, a position he held since he joined the company in September 2001.
John R. Woerner-President-Insurance & Annuities and Chief Strategy Officer
Mr. Woerner (45) has been our President - Insurance and Annuities and Chief Strategy Officer since September 2012. Prior to that time, he served as President - Insurance and Chief Strategy Officer since February 2008 and, as Senior Vice President - Strategy and Business Development since September 2005. Prior to that, Mr. Woerner served as Senior Vice President - Strategic Planning and Business Development of AEFC since March 2005. Prior to joining AEFC, Mr. Woerner was a Principal at McKinsey & Co., where he spent approximately ten years serving leading U.S. and European financial services firms, and co-led McKinsey’s U.S. Asset Management Practice.
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

Item 11. Executive Compensation.
The following portions of the Proxy Statement are incorporated herein by reference:

•	information under the caption “Corporate Governance-Compensation and Benefits Committee-Compensation Committee Interlocks and Insider Participation”;

•	information included under the caption “Compensation of Executive Officers”; and

•	information included under the caption “Compensation of Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) – shares
Plan category
Equity compensation plans approved by security holders	9,164,205	(1)	$65.25	18,535,585
Equity compensation plans not approved by security holders	2,930,248	(2)	$47.50	6,902,384	(3)
Total	12,094,453		$65.07	25,437,969
(1) Includes 2,024,210 share units subject to vesting per the terms of the applicable plan which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B.
(2) Includes 2,857,750 share units subject to vesting per the terms of the applicable plans which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B. For additional information on the Company’s equity compensation plans see Note 17 — Share-Based Compensation to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The non-shareholder approved plans consist of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, the Ameriprise Advisor Group Deferred Compensation Plan and the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.
(3) Consists of 3,258,635 shares of common stock issuable under the terms of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, 2,366,687 shares of common stock issuable under the Ameriprise Advisor Group Deferred Compensation Plan, and 1,277,062 shares of common stock issuable under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.
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

Item 14. Principal Accountant Fees and Services.
The information set forth under the heading “Items to be Voted on by Shareholders-Item 5-Ratification of Audit Committee’s Selection of Independent Registered Public Accountants for 2015-Independent Registered Public Accountant Fees”; “-Services to Associated Organizations”; and “-Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants,” in the Proxy Statement is incorporated herein by reference.

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

Date: February 24, 2015
By    /s/ Walter S. Berman
——————————————————————
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

Date: February 24, 2015
By    /s/ James M. Cracchiolo
——————————————————————
James M. Cracchiolo
Chairman and Chief Executive Officer
(Principal Executive Officer and Director)

Date: February 24, 2015
By    /s/ Walter S. Berman
——————————————————————
Walter S. Berman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: February 24, 2015
By    /s/ David K. Stewart
——————————————————————
David K. Stewart
Senior Vice President and Controller
(Principal Accounting Officer)

Date: February 24, 2015
By    /s/ Dianne Neal Blixt
——————————————————————
Dianne Neal Blixt
Director

Date: February 24, 2015
By    /s/ Amy DiGeso
——————————————————————
Amy DiGeso
Director

Date: February 24, 2015
By    /s/ Lon R. Greenberg
——————————————————————
Lon R. Greenberg
Director

Date: February 24, 2015
By    /s/ Siri S. Marshall
——————————————————————
Siri S. Marshall
Director

Date: February 24, 2015
By    /s/ Jeffrey Noddle
——————————————————————
Jeffrey Noddle
Director

Date: February 24, 2015
By    /s/ H. Jay Sarles
——————————————————————
H. Jay Sarles
Director

Date: February 24, 2015
By    /s/ Robert F. Sharpe, Jr.
——————————————————————
Robert F. Sharpe, Jr.
Director

Date: February 24, 2015
By    /s/ William H. Turner
——————————————————————
William H. Turner
Director

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
To the Board of Directors and Shareholders of Ameriprise Financial, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 24, 2015 appearing in this Annual Report to Shareholders of Ameriprise Financial, Inc. on Form 10-K also included audits of the financial statement schedule listed in the index appearing under Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 24, 2015

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Only)

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Operations (Parent Company Only)
	Years Ended December 31,
	2014	2013	2012
	(in millions)
Revenues
Management and financial advice fees	$—	$4	$1
Distribution fees	—	1	—
Net investment income	30	33	29
Other revenues	11	7	9
Total revenues	41	45	39
Banking and deposit interest expense	—	—	3
Total net revenues	41	45	36
Expenses
Benefits, claims, losses and settlement expenses	11	19	—
Distribution expenses	—	—	(5)
Interest and debt expense	118	123	94
General and administrative expense	195	221	255
Total expenses	324	363	344
Pretax loss before equity in earnings of subsidiaries	(283)	(318)	(308)
Income tax benefit	(88)	(85)	(104)
Loss before equity in earnings of subsidiaries	(195)	(233)	(204)
Equity in earnings of subsidiaries excluding discontinued operations	1,816	1,570	1,235
Net income from continuing operations	1,621	1,337	1,031
Loss from discontinued operations, net of tax	(2)	(3)	(2)
Net income	$1,619	$1,334	$1,029
See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Comprehensive Income (Parent Company Only)
	Years Ended December 31,
	2014	2013	2012
	(in millions)
Net income	$1,619	$1,334	$1,029
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(40)	12	21
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	345	(971)	588
Reclassification of net securities gains included in net income	(25)	(5)	(5)
Impact on deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(189)	319	(154)
Total net unrealized gains (losses) on securities	131	(657)	429
Net unrealized gains on derivatives:
Net unrealized derivative gains arising during the period	—	—	10
Reclassification of net derivative losses (gains) included in net income	1	1	(1)
Total net unrealized gains on derivatives	1	1	9
Defined benefit plans:
Prior service credit	(1)	(1)	(1)
Net income (loss) arising during the period	(24)	46	(15)
Total defined benefit plans	(25)	45	(16)
Total other comprehensive income (loss), net of tax	67	(599)	443
Total comprehensive income	$1,686	$735	$1,472
See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant Condensed Balance Sheets (Parent Company Only)
	December 31,
	2014	2013
(in millions, except share amounts)
Assets
Cash and cash equivalents	$1,257	$925
Investments	1,181	743
Loans to subsidiaries	167	457
Due from subsidiaries	212	416
Receivables	22	64
Land, buildings, equipment, and software, net of accumulated depreciation of $823 and $805, respectively	232	250
Investments in subsidiaries	7,762	7,652
Other assets	1,577	1,224
Total assets	$12,410	$11,731

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$211	$191
Due to subsidiaries	329	54
Borrowings from subsidiaries	349	351
Debt	3,062	2,720
Other liabilities	569	560
Total liabilities	4,520	3,876

Shareholders’ Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 320,990,255 and 316,816,851, respectively)	3	3
Additional paid-in capital	7,345	6,929
Retained earnings	8,469	7,289
Treasury shares, at cost (137,880,746 and 124,698,544 shares, respectively)	(8,589)	(6,961)
Accumulated other comprehensive income, net of tax, including amounts applicable to equity investments in subsidiaries	662	595
Total shareholders’ equity	7,890	7,855
Total liabilities and equity	$12,410	$11,731
See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Cash Flows (Parent Company Only)
	Years Ended December 31,
	2014	2013	2012
	(in millions)
Cash Flows from Operating Activities
Net income	$1,619	$1,334	$1,029
Equity in earnings of subsidiaries excluding discontinued operations	(1,816)	(1,570)	(1,235)
Loss from discontinued operations, net of tax	2	3	2
Dividends received from subsidiaries	1,569	1,163	1,366
Other operating activities, primarily with subsidiaries	614	(34)	197
Net cash provided by operating activities	1,988	896	1,359
Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	62	2	—
Maturities, sinking fund payments and calls	284	191	30
Purchases	(756)	(109)	—
Proceeds from sale of other investments	—	43	1
Purchase of other investments	(50)	(1)	(55)
Purchase of land, buildings, equipment and software	(40)	(54)	(38)
Contributions to subsidiaries	(31)	(106)	(131)
Return of capital from subsidiaries	284	470	347
Repayment of loans to subsidiaries	3,402	1,420	1,150
Issuance of loans to subsidiaries	(3,112)	(1,412)	(994)
Other, net	99	20	(16)
Net cash provided by investing activities	142	464	294
Cash Flows from Financing Activities
Dividends paid to shareholders	(426)	(401)	(305)
Repurchase of common shares	(1,577)	(1,583)	(1,381)
Cash paid for purchased options with deferred premiums	(388)	(4)	—
Cash received for purchased options with deferred premiums	59	23	—
Issuances of debt, net of issuance costs	543	744	—
Repayments of debt	(200)	(350)	—
Loans from subsidiaries	15	—	—
Repayment of loans from subsidiaries	(15)	—	—
Exercise of stock options	33	118	160
Excess tax benefits from share-based compensation	162	120	64
Other, net	(4)	(2)	(3)
Net cash used in financing activities	(1,798)	(1,335)	(1,465)
Net increase in cash and cash equivalents	332	25	188
Cash and cash equivalents at beginning of year	925	900	712
Cash and cash equivalents at end of year	$1,257	$925	$900
Supplemental Disclosures:
Interest paid on debt	$145	$129	$139
Income taxes paid, net	482	354	170
Non-cash dividends from subsidiaries	152	—	—
Non-cash contributions to subsidiaries	51	—	—
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
3. Debt
All of the debt of Ameriprise Financial is borrowings of the Parent Company, except as indicated below.

•	At both December 31, 2014 and 2013, the debt of Ameriprise Financial included $50 million of repurchase agreements, which are accounted for as secured borrowings.

•
As of December 31, 2014 and 2013, Ameriprise Financial had $150 million and $450 million, respectively, of borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”), which is collateralized with commercial mortgage backed securities.

4. Guarantees, Commitments and Contingencies
The Parent Company is the guarantor for operating leases of IDS Property Casualty Insurance Company and certain other subsidiaries.
All consolidated legal, regulatory and arbitration proceedings, including class actions of Ameriprise Financial, Inc. and its consolidated subsidiaries are potential or current obligations of the Parent Company.
The Parent Company and Ameriprise Certificate Company (“ACC”) entered into a Capital Support Agreement on March 2, 2009, pursuant to which the Parent Company agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50 million. The previous maximum commitment, set March 2, 2009, was $115 million. For the years ended December 31, 2014, 2013 and 2012, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.
Ameriprise Financial Services Inc. (“AFSI”) entered into a FINRA approved subrogation agreement with the Parent Company on December 15, 2014 for regulatory net capital purposes. The agreement consists of a $200 million secured demand note. The note is secured by cash and securities equal to the principal value of the note pledged by the Parent Company. For the year ended December 31, 2014, AFSI had not made a demand of the principal amount.

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
The following exhibits are filed as part of this Annual Report on Form 10-K. The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.2 through 10.25 are management contracts or compensation plans or arrangements.

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

10.2
Ameriprise Financial 2005 Incentive Compensation Plan, as amended and restated effective April 30, 2014 (incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Shareholders held on April 30, 2014, File No. 001-32525, filed on March 17, 2014).

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

E-1

Exhibit    Description
_________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

10.15*	Ameriprise Financial Deferred Share Plan for Outside Directors, as amended and restated effective December 3, 2014.

10.16	CEO Security and Compensation Arrangements (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on October 31, 2005).

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

10.23
First Amendment to the Ameriprise Advisor Group Deferred Compensation Plan dated April 30, 2014 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, File No. 1-32525, filed on May 5, 2014).

10.24
Second Amendment to the Ameriprise Advisor Group Deferred Compensation Plan dated August 13, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No. 1-32525, filed on November 3, 2014).

10.25
Third Amendment to the Ameriprise Advisor Group Deferred Compensation Plan dated September 24, 2014 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, File No. 1-32525, filed on November 3, 2014).

10.26
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

10.27
Capital Support Agreement by and between Ameriprise Financial, Inc. and Ameriprise Certificate Company, dated as of March 2, 2009 (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K, File No. 1-32525, filed on March 2, 2009).

12*	Ratio of Earnings to Fixed Charges.

13*
Portions of the Ameriprise Financial, Inc. 2014 Annual Report to Shareholders, which, except for those sections incorporated herein by reference, are furnished solely for the information of the SEC and are not to be deemed “filed.”

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

E-2

Exhibit    Description
_________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

101*
The following materials from Ameriprise Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (iv) Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.

E-3