Form 10-Q
period 2015-03-31
AMERIPRISE FINANCIAL INC
filed 2015-05-04
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2015
Common Stock (par value $.01 per share)	181,380,334 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues
Management and financial advice fees	$1,468	$1,386
Distribution fees	466	476
Net investment income	484	471
Premiums	353	330
Other revenues	289	340
Total revenues	3,060	3,003
Banking and deposit interest expense	7	7
Total net revenues	3,053	2,996
Expenses
Distribution expenses	819	786
Interest credited to fixed accounts	172	186
Benefits, claims, losses and settlement expenses	533	450
Amortization of deferred acquisition costs	75	87
Interest and debt expense	84	79
General and administrative expense	752	758
Total expenses	2,435	2,346
Income from continuing operations before income tax provision	618	650
Income tax provision	139	134
Income from continuing operations	479	516
Loss from discontinued operations, net of tax	—	(1)
Net income	479	515
Less: Net income attributable to noncontrolling interests	86	115
Net income attributable to Ameriprise Financial	$393	$400
Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$2.11	$2.05
Loss from discontinued operations	—	—
Net income	$2.11	$2.05
Diluted
Income from continuing operations	$2.08	$2.01
Loss from discontinued operations	—	—
Net income	$2.08	$2.01
Cash dividends declared per common share	$0.58	$0.52
Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(1)	$(1)
Portion of loss recognized in other comprehensive income (before taxes)	—	—
Net impairment losses recognized in net investment income	$(1)	$(1)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended March 31,
	2015	2014

Net income	$479	$515
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(85)	15
Net unrealized gains on securities:
Net unrealized securities gains arising during the period	147	239
Reclassification of net securities gains included in net income	(7)	(3)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(69)	(91)
Total net unrealized gains on securities	71	145
Total other comprehensive income (loss), net of tax	(14)	160
Total comprehensive income	465	675
Less: Comprehensive income attributable to noncontrolling interests	30	124
Comprehensive income attributable to Ameriprise Financial	$435	$551
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$2,809	$2,638
Cash of consolidated investment entities	338	390
Investments	35,726	35,582
Investments of consolidated investment entities, at fair value	6,090	6,148
Separate account assets	84,243	83,256
Receivables	5,063	4,887
Receivables of consolidated investment entities (includes $31 and $49, respectively, at fair value)	77	140
Deferred acquisition costs	2,602	2,608
Restricted and segregated cash and investments	2,714	2,614
Other assets	9,896	8,611
Other assets of consolidated investment entities, at fair value	1,890	1,936
Total assets	$151,448	$148,810

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$30,482	$30,350
Separate account liabilities	84,243	83,256
Customer deposits	7,878	7,664
Short-term borrowings	200	200
Long-term debt	3,066	3,062
Debt of consolidated investment entities (includes $5,933 and $6,030, respectively, at fair value)	6,779	6,867
Accounts payable and accrued expenses	1,275	1,482
Accounts payable and accrued expenses of consolidated investment entities	46	41
Other liabilities	8,068	6,357
Other liabilities of consolidated investment entities (includes $119 and $193, respectively, at fair value)	152	226
Total liabilities	142,189	139,505
Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 321,981,162 and 320,990,255, respectively)	3	3
Additional paid-in capital	7,423	7,345
Retained earnings	8,752	8,469
Appropriated retained earnings of consolidated investment entities	279	234
Treasury shares, at cost (140,185,225 and 137,880,746 shares, respectively)	(8,966)	(8,589)
Accumulated other comprehensive income, net of tax	704	662
Total Ameriprise Financial, Inc. shareholders’ equity	8,195	8,124
Noncontrolling interests	1,064	1,181
Total equity	9,259	9,305
Total liabilities and equity	$151,448	$148,810
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in millions, except share data)

	Ameriprise Financial, Inc.
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Appropriated Retained Earnings of Consolidated Investment Entities	Treasury Shares	Accumulated Other Com- prehensive Income	Total Ameriprise Financial, Inc. Share- holders’ Equity	Non-controlling Interests	Total

Balances at January 1, 2014	192,118,307	$3	$6,929	$7,289	$337	$(6,961)	$595	$8,192	$1,040	$9,232
Comprehensive income:
Net income	—	—	—	400	—	—	—	400	115	515
Other comprehensive income, net of tax	—	—	—	—	—	—	151	151	9	160
Total comprehensive income								551	124	675
Net income reclassified to appropriated retained earnings	—	—	—	—	19	—	—	19	(19)	—
Dividends to shareholders	—	—	—	(103)	—	—	—	(103)	—	(103)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(49)	(49)
Repurchase of common shares	(4,706,057)	—	—	—	—	(516)	—	(516)	—	(516)
Share-based compensation plans	3,149,234	—	117	(4)	—	88	—	201	5	206
Balances at March 31, 2014	190,561,484	$3	$7,046	$7,582	$356	$(7,389)	$746	$8,344	$1,101	$9,445

Balances at January 1, 2015	183,109,509	$3	$7,345	$8,469	$234	$(8,589)	$662	$8,124	$1,181	$9,305
Comprehensive income:
Net income	—	—	—	393	—	—	—	393	86	479
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	42	42	(56)	(14)
Total comprehensive income								435	30	465
Net income reclassified to appropriated retained earnings	—	—	—	—	45	—	—	45	(45)	—
Dividends to shareholders	—	—		(110)	—	—	—	(110)	—	(110)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	117	117
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(219)	(219)
Repurchase of common shares	(3,347,442)	—	—	—	—	(443)	—	(443)	—	(443)
Share-based compensation plans	2,033,870	—	78	—	—	66	—	144	—	144
Balances at March 31, 2015	181,795,937	$3	$7,423	$8,752	$279	$(8,966)	$704	$8,195	$1,064	$9,259
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)

	Three Months Ended March 31,
	2015	2014

Cash Flows from Operating Activities
Net income	$479	$515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	66	63
Deferred income tax expense (benefit)	66	(37)
Share-based compensation	35	30
Net realized investment gains	(12)	(6)
Net trading gains	(3)	(2)
Loss from equity method investments	5	3
Other-than-temporary impairments and provision for loan losses	2	1
Net gains of consolidated investment entities	(9)	(101)
Changes in operating assets and liabilities:
Restricted and segregated cash and investments	(99)	(31)
Deferred acquisition costs	(5)	8
Other investments, net	(55)	—
Policyholder account balances, future policy benefits and claims, net	419	121
Derivatives, net of collateral	(265)	(85)
Receivables	(184)	(144)
Brokerage deposits	110	60
Accounts payable and accrued expenses	(196)	(183)
Cash held by consolidated investment entities	52	(72)
Investment properties of consolidated investment entities	(33)	49
Other operating assets and liabilities of consolidated investment entities, net	(4)	(14)
Other, net	544	259
Net cash provided by operating activities	913	434

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	48	161
Maturities, sinking fund payments and calls	1,351	1,104
Purchases	(1,207)	(1,029)
Proceeds from maturities and repayments of mortgage loans	163	140
Funding of mortgage loans	(91)	(124)
Proceeds from sales and collections of other investments	41	57
Purchase of other investments	(93)	(111)
Purchase of investments by consolidated investment entities	(403)	(742)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	396	418
Purchase of land, buildings, equipment and software	(29)	(20)
Other, net	6	1
Net cash provided by (used in) investing activities	182	(145)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued) (in millions)

	Three Months Ended March 31,
	2015	2014

Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$662	$617
Maturities, withdrawals and cash surrenders	(559)	(528)
Policyholder account balances:
Deposits and other additions	470	494
Net transfers to separate accounts	(56)	(56)
Surrenders and other benefits	(788)	(661)
Cash paid for purchased options with deferred premiums	(89)	(124)
Cash received from purchased options with deferred premiums	—	47
Change in short-term borrowings, net	—	(200)
Dividends paid to shareholders	(107)	(100)
Repurchase of common shares	(394)	(457)
Exercise of stock options	6	11
Excess tax benefits from share-based compensation	45	92
Borrowings by consolidated investment entities	199	478
Repayments of debt by consolidated investment entities	(192)	(85)
Noncontrolling interests investments in subsidiaries	117	—
Distributions to noncontrolling interests	(219)	(49)
Net cash used in financing activities	(905)	(521)
Effect of exchange rate changes on cash	(19)	3
Net increase (decrease) in cash and cash equivalents	171	(229)
Cash and cash equivalents at beginning of period	2,638	2,632
Cash and cash equivalents at end of period	$2,809	$2,403

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$28	$32
Interest paid by consolidated investment entities	54	44
Income taxes paid, net	21	50
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	10	—
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
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2015.
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued.

2.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Transfers and Servicing
In June 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to transfers and servicing. The update requires repurchase-to-maturity transactions and linked repurchase financings to be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. The standard requires disclosures related to transfers of financial assets accounted for as sales in transactions that are similar to repurchase agreements. The standard also requires disclosures on the remaining contractual maturity of the agreements, disaggregation of the gross obligation by class of collateral pledged and potential risks associated with the agreements and the related collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings. The standard is effective for interim and annual periods beginning after December 15, 2014, except for the disclosure requirements for repurchase agreements, security lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings which are effective for interim periods beginning after March 15, 2015. The standard requires entities to present changes in accounting for transactions outstanding at the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of the standard did not have any effect on the Company’s consolidated results of operations and financial condition. The Company will make the required disclosures beginning in the second quarter.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Investments - Equity Method and Joint Ventures
In January 2014, the FASB updated the accounting standard related to investments in qualified affordable housing projects. The update allows for an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the investment in a qualified affordable housing project is amortized in proportion to the tax credits and other tax benefits received. The net investment performance is recognized as a component of income tax expense (benefit). The standard is effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. The Company did not elect the proportional amortization method.
Future Adoption of New Accounting Standards
Interest - Imputation of Interest
In April 2015, the FASB updated the accounting standards related to debt issuance costs. The update requires that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of debt. The update does not impact the measurement or recognition of debt issuance costs. The standard is effective for interim and annual periods beginning after December 15, 2015. The standard is to be applied on a retrospective basis to all periods presented. Early adoption of the standard is permitted. The Company does not expect the reclassification to have a material impact on the Company’s consolidated financial condition. There is no impact of the standard to the Company’s consolidated results of operations.
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
Non-Consolidated VIEs
The Company has determined that consolidation is not required for hedge funds and private equity funds which are sponsored by the Company. The Company's maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities was $94 million and $89 million as of March 31, 2015 and December 31, 2014, respectively.
The Company manages one CLO which it does not consolidate. The Company manages the CLO and earns management fees and incentive fees from the CLO based on the CLO’s collateral pool. Unlike the consolidated CLOs, the Company has no investment in the CLO and no exposure to loss.
The Company has variable interests in affordable housing partnerships for which it is not the primary beneficiary and therefore does not consolidate. The Company’s maximum exposure to loss as a result of its investment in affordable housing partnerships is limited to the carrying value of these investments. The carrying value is reflected in other investments and was $506 million and $504 million as of March 31, 2015 and December 31, 2014, respectively.
The Company invests in structured investments which are considered VIEs for which it is not the sponsor. These structured investments typically invest in fixed income instruments and are managed by third parties and include asset backed securities, commercial mortgage backed securities and residential mortgage backed securities. The Company classifies these investments as Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to the size of the Company’s investment in the entities and position in the capital structure of these entities. The Company's maximum exposure to loss as a result of its investment in these structured investments is limited to its carrying value. See Note 4 for additional information about these structured investments.
The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its investment nor has the Company provided any support to these entities. The carrying value of the Company’s investment in these entities is included in investments on the consolidated balance sheets.
Consolidated VIEs
The consolidated CLOs are asset backed financing entities collateralized by a pool of assets, primarily syndicated loans and, to a lesser extent, high-yield bonds and stocks. Multiple tranches of debt securities are issued by a CLO, offering investors various maturity and credit risk characteristics. The debt securities issued by the CLOs are non-recourse to the Company. The CLO’s debt holders have recourse only to the assets of the CLO. The assets of the CLOs cannot be used by the Company. Scheduled debt payments are based on the performance of the CLO’s collateral pool. The Company generally earns management fees from the CLOs based on the CLO’s collateral pool and, in certain instances, may also receive incentive fees. The Company has invested in a portion of the unrated, junior subordinated notes of certain CLOs. For certain of the CLOs, the Company has determined that consolidation is required as it has power over the CLOs as collateral manager and holds a variable interest in the CLOs for which the Company has the potential to receive benefits or the potential obligation to absorb losses that could be significant to the CLO.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
During the three months ended March 31, 2015, the Company consolidated no new CLOs and liquidated no CLOs. During the three months ended March 31, 2014, the Company consolidated one new CLO with assets of approximately $457 million and liquidated no CLOs.
During the three months ended March 31, 2015, the Company consolidated two new property funds with assets of approximately $248 million. During the three months ended March 31, 2014, the Company consolidated no new property funds. The Company terminated one property fund during each of the three months ended March 31, 2015 and 2014. The liquidation of properties may occur over several years until the fund is terminated. See the summary of changes in Level 3 assets and liabilities for gross sales and purchases of properties, within the other assets caption, for the three months ended March 31, 2015 and 2014.
Fair Value of Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 10 for the definition of the three levels of the fair value hierarchy.
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$168	$—	$168
Common stocks	139	34	11	184
Other investments	4	25	—	29
Syndicated loans	—	5,242	467	5,709
Total investments	143	5,469	478	6,090
Receivables	—	31	—	31
Other assets	—	1	1,889	1,890
Total assets at fair value	$143	$5,501	$2,367	$8,011
Liabilities
Debt	$—	$—	$5,933	$5,933
Other liabilities	—	119	—	119
Total liabilities at fair value	$—	$119	$5,933	$6,052

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$171	$—	$171
Common stocks	130	40	7	177
Other investments	4	25	—	29
Syndicated loans	—	5,287	484	5,771
Total investments	134	5,523	491	6,148
Receivables	—	49	—	49
Other assets	—	1	1,935	1,936
Total assets at fair value	$134	$5,573	$2,426	$8,133
Liabilities
Debt	$—	$—	$6,030	$6,030
Other liabilities	—	193	—	193
Total liabilities at fair value	$—	$193	$6,030	$6,223
The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2015	$7		$484		$1,935		$(6,030)
Total gains (losses) included in:
Net income	(1)	(1)	(1)	(1)	31	(2)	51	(1)
Other comprehensive income	—		—		(110)		—
Purchases	—		37		342		—
Sales	—		(3)		(309)		—
Settlements	—		(31)		—		46
Transfers into Level 3	5		255		—		—
Transfers out of Level 3	—		(274)		—		—
Balance, March 31, 2015	$11		$467		$1,889		$(5,933)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at March 31, 2015	$(1)	(1)	$(1)	(1)	$(58)	(2)	$51	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Corporate Debt Securities		Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2014	$2		$14		$368		$1,936		$(4,804)
Total gains (losses) included in:
Net income	1	(1)	2	(1)	4	(1)	80	(2)	(10)	(1)
Other comprehensive loss	—		—		—		15		—
Purchases	2		—		96		19		—
Sales	(2)		—		—		(68)		—
Issues	—		—		—		—		(456)
Settlements	—		—		(12)		—		45
Transfers into Level 3	10		6		146		11		—
Transfers out of Level 3	—		(12)		(218)		—		—
Balance, March 31, 2014	$13		$10		$384		$1,993		$(5,225)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at March 31, 2014	$1	(1)	$2	(1)	$3	(1)	$78	(2)	$(10)	(1)
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities held by consolidated investment entities:

	March 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Other assets (property funds)	$1,889	Discounted cash flow/ market comparables	Equivalent yield	4.2%	–	13.8%	6.3%
			Expected rental value (per square foot)	$3	–	$89	$36
CLO debt	$5,933	Discounted cash flow	Annual default rate	2.5%
			Discount rate	1.7%	–	8.5%	2.8%
			Constant prepayment rate	5.0%	–	10.0%	9.8%
			Loss recovery	36.4%	–	63.6%	62.7%

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Other assets (property funds)	$1,935	Discounted cash flow/ market comparables	Equivalent yield	4.4%	–	12.0%	6.5%
			Expected rental value (per square foot)	$3	–	$94	$34
CLO debt	$6,030	Discounted cash flow	Annual default rate	2.5%
			Discount rate	1.2%	–	8.3%	2.4%
			Constant prepayment rate	5.0%	–	10.0%	9.8%
			Loss recovery	36.4%	–	63.6%	62.7%
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	March 31, 2015	December 31, 2014
	(in millions)
Syndicated loans
Unpaid principal balance	$5,830	$5,871
Excess unpaid principal over fair value	(121)	(100)
Fair value	$5,709	$5,771
Fair value of loans more than 90 days past due	$28	$32
Fair value of loans in nonaccrual status	28	32
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	30	25
Debt
Unpaid principal balance	$6,203	$6,248
Excess unpaid principal over fair value	(270)	(218)
Fair value	$5,933	$6,030
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
Total net gains recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $41 million and $21 million for the three months ended March 31, 2015 and 2014, respectively. The majority of the syndicated loans and debt have floating rates; as such, changes in their fair values are primarily attributable to changes in credit spreads.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(in millions)
Debt of consolidated CLOs due 2016-2026	$5,933	$6,030	1.3%	1.3%
Floating rate revolving credit borrowings due 2016-2020	846	837	2.8	2.7
Total	$6,779	$6,867
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0% to 9.2%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and current interest rates. The carrying value of the debt of the consolidated CLOs represents the fair value of the aggregate debt. The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt of certain consolidated pooled investment vehicles managed by Threadneedle. The fair value of this debt was $846 million and $837 million as of March 31, 2015 and December 31, 2014, respectively. The property funds have entered into interest rate swaps and collars to manage the interest rate exposure on the floating rate revolving credit borrowings. The fair value of these derivative instruments is recorded gross and was a liability of $10 million at both March 31, 2015 and December 31, 2014. The overall effective interest rate reflecting the impact of the derivative contracts was 3.2% and 3.1% as of March 31, 2015 and December 31, 2014, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

4.  Investments
The following is a summary of Ameriprise Financial investments:

	March 31, 2015	December 31, 2014
	(in millions)
Available-for-Sale securities, at fair value	$30,150	$30,027
Mortgage loans, net	3,368	3,440
Policy and certificate loans	813	806
Other investments	1,395	1,309
Total	$35,726	$35,582
The following is a summary of net investment income:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Investment income on fixed maturities	$354	$374
Net realized gains	10	5
Affordable housing partnerships	(8)	(6)
Other	23	24
Consolidated investment entities	105	74
Total net investment income	$484	$471

Available-for-Sale securities distributed by type were as follows:

	March 31, 2015
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,622	$1,634	$(38)	$17,218	$3
Residential mortgage backed securities	6,147	175	(52)	6,270	(15)
Commercial mortgage backed securities	2,560	136	(2)	2,694	—
Asset backed securities	1,353	55	(3)	1,405	—
State and municipal obligations	2,003	267	(27)	2,243	—
U.S. government and agencies obligations	52	4	—	56	—
Foreign government bonds and obligations	227	24	(6)	245	—
Common stocks	8	11	—	19	5
Total	$27,972	$2,306	$(128)	$30,150	$(7)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,742	$1,482	$(59)	$17,165	$3
Residential mortgage backed securities	6,099	168	(60)	6,207	(15)
Commercial mortgage backed securities	2,513	120	(3)	2,630	—
Asset backed securities	1,417	59	(6)	1,470	—
State and municipal obligations	2,008	257	(26)	2,239	—
U.S. government and agencies obligations	43	4	—	47	—
Foreign government bonds and obligations	236	21	(6)	251	—
Common stocks	8	10	—	18	5
Total	$28,066	$2,121	$(160)	$30,027	$(7)

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of March 31, 2015 and December 31, 2014, investment securities with a fair value of $1.1 billion and $1.3 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings.
At both March 31, 2015 and December 31, 2014, fixed maturity securities comprised approximately 84% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At March 31, 2015 and December 31, 2014, the Company’s internal analysts rated $1.3 billion and $1.4 billion, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

	March 31, 2015			December 31, 2014
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$7,511	$7,817	26%	$7,500	$7,776	26%
AA	1,603	1,824	6	1,581	1,799	6
A	5,624	6,294	21	6,028	6,668	22
BBB	11,418	12,372	41	11,187	12,025	40
Below investment grade	1,808	1,824	6	1,762	1,741	6
Total fixed maturities	$27,964	$30,131	100%	$28,058	$30,009	100%
At March 31, 2015 and December 31, 2014, approximately 53% and 52%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2015
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	113	$1,335	$(33)	14	$169	$(5)	127	$1,504	$(38)
Residential mortgage backed securities	69	871	(5)	143	1,389	(47)	212	2,260	(52)
Commercial mortgage backed securities	11	113	(1)	6	85	(1)	17	198	(2)
Asset backed securities	15	171	—	12	218	(3)	27	389	(3)
State and municipal obligations	21	46	(1)	3	102	(26)	24	148	(27)
Foreign government bonds and obligations	3	7	(1)	14	26	(5)	17	33	(6)
Total	232	$2,543	$(41)	192	$1,989	$(87)	424	$4,532	$(128)

	December 31, 2014
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	182	$2,165	$(41)	40	$689	$(18)	222	$2,854	$(59)
Residential mortgage backed securities	73	879	(7)	138	1,387	(53)	211	2,266	(60)
Commercial mortgage backed securities	15	173	—	12	131	(3)	27	304	(3)
Asset backed securities	17	201	(2)	14	238	(4)	31	439	(6)
State and municipal obligations	11	29	(1)	10	115	(25)	21	144	(26)
Foreign government bonds and obligations	4	10	(1)	14	27	(5)	18	37	(6)
Total	302	$3,457	$(52)	228	$2,587	$(108)	530	$6,044	$(160)
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
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended March 31,
	2015	2014
	(in millions)
Beginning balance	$98	$147
Credit losses for which an other-than-temporary impairment was previously recognized	1	—
Ending balance	$99	$147

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The change in net unrealized securities gains (losses) in other comprehensive income (loss) includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit other-than-temporary impairment losses to credit losses; and (iii) other adjustments primarily consisting of changes in insurance and annuity asset and liability balances, such as deferred acquisition costs (“DAC”), deferred sales inducement costs (“DSIC”), unearned revenue, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.
The following table presents a rollforward of the net unrealized securities gains on Available-for-Sale securities included in AOCI:

	Net Unrealized Securities Gains	Deferred Income Tax	AOCI Related to Net Unrealized Securities Gains
	(in millions)
Balance at January 1, 2014	$1,016	$(361)	$655
Net unrealized securities gains arising during the period (1)	370	(131)	239
Reclassification of net securities gains included in net income	(5)	2	(3)
Impact of other adjustments	(140)	49	(91)
Balance at March 31, 2014	$1,241	$(441)	$800	(2)

Balance at January 1, 2015	$1,216	$(430)	$786
Net unrealized securities gains arising during the period (1)	228	(81)	147
Reclassification of net securities gains included in net income	(11)	4	(7)
Impact of other adjustments	(106)	37	(69)
Balance at March 31, 2015	$1,327	$(470)	$857	(2)
(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $5 million and $1 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at March 31, 2015 and 2014, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Gross realized gains	$17	$7
Gross realized losses	(5)	(1)
Other-than-temporary impairments	(1)	(1)
Total	$11	$5
Other-than-temporary impairments for the three months ended March 31, 2015 primarily related to credit losses on non-agency residential mortgage backed securities. Other-than-temporary impairments for the three months ended March 31, 2014 primarily related to the Company’s decision to sell a corporate debt security and credit losses on non-agency residential mortgage backed securities.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities by contractual maturity at March 31, 2015 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,505	$1,520
Due after one year through five years	6,818	7,363
Due after five years through 10 years	5,055	5,343
Due after 10 years	4,526	5,536
	17,904	19,762
Residential mortgage backed securities	6,147	6,270
Commercial mortgage backed securities	2,560	2,694
Asset backed securities	1,353	1,405
Common stocks	8	19
Total	$27,972	$30,150
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
The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans, syndicated loans and consumer loans for the three months ended and the ending balance of the allowance for loan losses by impairment method:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Beginning balance	$35	$37
Charge-offs	(2)	(3)
Provisions	1	—
Ending balance	$34	$34

Individually evaluated for impairment	$8	$7
Collectively evaluated for impairment	26	27
The recorded investment in commercial mortgage loans, syndicated loans and consumer loans by impairment method was as follows:

	March 31, 2015	December 31, 2014
	(in millions)
Individually evaluated for impairment	$41	$42
Collectively evaluated for impairment	3,870	3,951
Total	$3,911	$3,993

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of March 31, 2015 and December 31, 2014, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $15 million and $13 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance. During the three months ended March 31, 2015 and 2014, the Company purchased $13 million and $65 million, respectively, and sold $6 million and $4 million, respectively, of syndicated and commercial mortgage loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $10 million and $12 million as of March 31, 2015 and December 31, 2014, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1% of total commercial mortgage loans at both March 31, 2015 and December 31, 2014. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(in millions)
East North Central	$208	$238	8%	9%
East South Central	55	62	2	2
Middle Atlantic	208	217	8	8
Mountain	253	245	9	9
New England	139	140	5	5
Pacific	693	694	26	25
South Atlantic	731	740	27	27
West North Central	238	233	9	9
West South Central	158	160	6	6
	2,683	2,729	100%	100%
Less: allowance for loan losses	23	25
Total	$2,660	$2,704

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(in millions)
Apartments	$501	$500	19%	18%
Hotel	33	34	1	1
Industrial	451	461	17	17
Mixed use	45	45	2	2
Office	527	545	19	20
Retail	965	988	36	36
Other	161	156	6	6
	2,683	2,729	100%	100%
Less: allowance for loan losses	23	25
Total	$2,660	$2,704
Syndicated Loans
The recorded investment in syndicated loans at March 31, 2015 and December 31, 2014 was $505 million and $511 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at March 31, 2015 and December 31, 2014 were $5 million and $4 million, respectively.
Consumer Loans
The recorded investment in consumer loans at March 31, 2015 and December 31, 2014 was $723 million and $753 million, respectively. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration in determining the allowance for loan losses for consumer loans. At a minimum, management updates FICO scores and LTV ratios semiannually.
As of both March 31, 2015 and December 31, 2014, approximately 6% of consumer loans had FICO scores below 640. As of both March 31, 2015 and December 31, 2014, approximately 2% of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for consumer loans is in California representing 37% of the portfolio as of both March 31, 2015 and December 31, 2014, respectively. No other state represents more than 10% of the total consumer loan portfolio.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of March 31, 2015 and December 31, 2014. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months ended March 31, 2015 and 2014. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

6.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2015	2014
	(in millions)
Balance at January 1	$2,608	$2,663
Capitalization of acquisition costs	80	79
Amortization	(75)	(87)
Impact of change in net unrealized securities gains	(11)	(25)
Balance at March 31	$2,602	$2,630

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The balances of and changes in DSIC, which are included in other assets, were as follows:

	2015	2014
	(in millions)
Balance at January 1	$362	$409
Capitalization of sales inducement costs	1	1
Amortization	(9)	(13)
Impact of change in net unrealized securities gains	(2)	(5)
Balance at March 31	$352	$392

7.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Policyholder account balances
Fixed annuities	$12,216	$12,700
Variable annuity fixed sub-accounts	4,849	4,860
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,858	2,856
Indexed universal life (“IUL”) insurance	590	534
Other life insurance	826	840
Total policyholder account balances	21,339	21,790

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	1,040	693
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (1)	(35)	(41)
Other annuity liabilities	124	115
Fixed annuities life contingent liabilities	1,502	1,511
Equity indexed annuities (“EIA”)	29	29
Life, disability income and long term care insurance	5,277	5,106
VUL/UL and other life insurance additional liabilities	463	437
Total future policy benefits	8,400	7,850
Policy claims and other policyholders’ funds	743	710
Total policyholder account balances, future policy benefits and claims	$30,482	$30,350

(1)	Includes the value of GMAB embedded derivatives that was a net asset at both March 31, 2015 and December 31, 2014 reported as a contra liability.
Separate account liabilities consisted of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Variable annuity	$73,087	$72,125
VUL insurance	7,110	7,016
Other insurance	37	37
Threadneedle investment liabilities	4,009	4,078
Total	$84,243	$83,256

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	March 31, 2015				December 31, 2014
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$56,429	$54,623	$20	64	$55,378	$53,565	$24	64
Five/six-year reset	10,269	7,728	25	65	10,360	7,821	28	64
One-year ratchet	7,395	7,016	30	66	7,392	7,006	39	66
Five-year ratchet	1,774	1,717	1	63	1,773	1,717	2	63
Other	955	937	38	70	959	941	38	70
Total — GMDB	$76,822	$72,021	$114	64	$75,862	$71,050	$131	64

GGU death benefit	$1,104	$1,052	$126	67	$1,072	$1,019	$123	67
GMIB	$331	$310	$9	67	$343	$321	$9	67

GMWB:
GMWB	$3,641	$3,629	$1	68	$3,671	$3,659	$1	68
GMWB for life	37,711	37,607	93	65	36,843	36,735	95	65
Total — GMWB	$41,352	$41,236	$94	65	$40,514	$40,394	$96	65

GMAB	$4,307	$4,293	$1	58	$4,247	$4,234	$2	58
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	March 31, 2015		December 31, 2014
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,162	63	$6,076	62
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder value.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2014	$4	$6	$(383)	$(62)	$206
Incurred claims	1	—	116	(7)	19
Paid claims	(1)	—	—	—	(4)
Balance at March 31, 2014	$4	$6	$(267)	$(69)	$221

Balance at January 1, 2015	$9	$7	$693	$(41)	$263
Incurred claims	1	—	347	6	22
Paid claims	(1)	—	—	—	(6)
Balance at March 31, 2015	$9	$7	$1,040	$(35)	$279
(1) The incurred claims for GMWB and GMAB represent the total change in the liabilities (contra liabilities).
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	March 31, 2015	December 31, 2014
	(in millions)
Mutual funds:
Equity	$41,882	$41,403
Bond	25,115	25,060
Other	4,800	4,490
Total mutual funds	$71,797	$70,953

9.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance				Stated Interest Rate
	March 31, 2015		December 31, 2014		March 31, 2015	December 31, 2014
	(in millions)
Long-term debt:
Senior notes due 2015	$356	(1)	$358	(1)	5.7%	5.7%
Senior notes due 2019	329	(1)	326	(1)	7.3	7.3
Senior notes due 2020	789	(1)	786	(1)	5.3	5.3
Senior notes due 2023	750		750		4.0	4.0
Senior notes due 2024	548		548		3.7	3.7
Junior subordinated notes due 2066	294		294		7.5	7.5
Total long-term debt	3,066		3,062
Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	150		150		0.3	0.3
Repurchase agreements	50		50		0.4	0.4
Total short-term borrowings	200		200
Total	$3,266		$3,262
(1) Amounts include adjustments for fair value hedges on the Company’s long-term debt. See Note 12 for information on the Company’s fair value hedges.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The amounts included in the table above are net of any unamortized discount and premium associated with issuing these notes.
The Company has an unsecured revolving credit facility for up to $500 million. Under the terms of the underlying credit agreement for the facility, the Company may increase the amount of this facility up to $750 million upon satisfaction of certain approval requirements. Available borrowings under the agreement are reduced by any outstanding letters of credit. The Company had no borrowings outstanding under this facility and outstanding letters of credit issued against this facility were $1 million as of March 31, 2015. On May 1, 2015, the Company amended the underlying credit agreement for the facility to extend the expiration to May 2020.
The Company’s junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants at both March 31, 2015 and December 31, 2014.
Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings. The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $52 million at both March 31, 2015 and December 31, 2014. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.
The Company’s life insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $297 million and $298 million at March 31, 2015 and December 31, 2014, respectively. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$32	$2,238	$—	$2,270
Available-for-Sale securities:
Corporate debt securities	—	15,692	1,526	17,218
Residential mortgage backed securities	—	5,990	280	6,270
Commercial mortgage backed securities	—	2,674	20	2,694
Asset backed securities	—	1,247	158	1,405
State and municipal obligations	—	2,243	—	2,243
U.S. government and agencies obligations	21	35	—	56
Foreign government bonds and obligations	—	245	—	245
Common stocks	5	7	7	19
Total Available-for-Sale securities	26	28,133	1,991	30,150
Trading securities	53	84	1	138
Separate account assets	—	84,243	—	84,243
Investments segregated for regulatory purposes	—	65	—	65
Other assets:
Interest rate derivative contracts	—	2,478	—	2,478
Equity derivative contracts	226	2,020	—	2,246
Foreign exchange derivative contracts	1	54	—	55
Other derivative contracts	—	6	—	6
Total other assets	227	4,558	—	4,785
Total assets at fair value	$338	$119,321	$1,992	$121,651
Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$6	$—	$6
IUL embedded derivatives	—	—	270	270
GMWB and GMAB embedded derivatives	—	—	827	827	(2)
Total policyholder account balances, future policy benefits and claims	—	6	1,097	1,103	(1)
Customer deposits	—	5	—	5
Other liabilities:
Interest rate derivative contracts	—	1,244	—	1,244
Equity derivative contracts	303	2,413	—	2,716
Foreign exchange derivative contracts	1	5	—	6
Credit derivative contracts	—	3	—	3
Other derivative contracts	—	106	—	106
Other	—	14	—	14
Total other liabilities	304	3,785	—	4,089
Total liabilities at fair value	$304	$3,796	$1,097	$5,197
(1) The Company’s adjustment for nonperformance risk resulted in a $359 million cumulative decrease to the embedded derivatives.

(2)	The fair value of the GMWB and GMAB embedded derivatives included $979 million of individual contracts in a liability position and $152 million of individual contracts in an asset position.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$27	$1,930	$—	$1,957
Available-for-Sale securities:
Corporate debt securities	—	15,647	1,518	17,165
Residential mortgage backed securities	—	6,001	206	6,207
Commercial mortgage backed securities	—	2,539	91	2,630
Asset backed securities	—	1,301	169	1,470
State and municipal obligations	—	2,239	—	2,239
U.S. government and agencies obligations	12	35	—	47
Foreign government bonds and obligations	—	251	—	251
Common stocks	5	7	6	18
Total Available-for-Sale securities	17	28,020	1,990	30,027
Trading securities	54	28	1	83
Separate account assets	—	83,256	—	83,256
Other assets:
Interest rate derivative contracts	—	2,031	—	2,031
Equity derivative contracts	282	1,757	—	2,039
Foreign exchange derivative contracts	1	29	—	30
Other derivative contracts	—	1	—	1
Total other assets	283	3,818	—	4,101
Total assets at fair value	$381	$117,052	$1,991	$119,424
Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$6	$—	$6
IUL embedded derivatives	—	—	242	242
GMWB and GMAB embedded derivatives	—	—	479	479	(2)
Total policyholder account balances, future policy benefits and claims	—	6	721	727	(1)
Customer deposits	—	6	—	6
Other liabilities:
Interest rate derivative contracts	—	1,136	—	1,136
Equity derivative contracts	376	2,326	—	2,702
Foreign exchange derivative contracts	1	2	—	3
Other derivative contracts	—	114	—	114
Other	—	12	—	12
Total other liabilities	377	3,590	—	3,967
Total liabilities at fair value	$377	$3,602	$721	$4,700

(1)	The Company’s adjustment for nonperformance risk resulted in a $311 million cumulative decrease to the embedded derivatives.

(2)	The fair value of the GMWB and GMAB embedded derivatives included $700 million of individual contracts in a liability position and $221 million of individual contracts in an asset position.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total	Trading Securities
	(in millions)
Balance, January 1, 2015	$1,518	$206	$91	$169	$6	$1,990	$1
Total gains included in:
Other comprehensive loss	13	—	—	—	1	14	—
Purchases	15	115	—	23		153	—
Settlements	(20)	(9)	(1)	(2)	—	(32)	—
Transfers into Level 3	—	—	6	—	—	6	—
Transfers out of Level 3	—	(32)	(76)	(32)	—	(140)	—
Balance, March 31, 2015	$1,526	$280	$20	$158	$7	$1,991	$1

Changes in unrealized gains relating to assets held at March 31, 2015 included in:
Net investment income	$—	$—	$—	$—	$—	$—	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2015	$242		$479		$721
Total losses included in:
Net income	14	(1)	280	(2)	294
Issues	19		64		83
Settlements	(5)		4		(1)
Balance, March 31, 2015	$270		$827		$1,097

Changes in unrealized losses relating to liabilities held at March 31, 2015 included in:
Interest credited to fixed accounts	$14		$—		$14
Benefits, claims, losses and settlement expenses	—		278		278
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total	Trading Securities
	(in millions)
Balance, January 1, 2014	$1,640	$187	$30	$260	$6	$2,123	$2
Total gains included in:
Other comprehensive income	4	—	—	—	—	4	—
Purchases	76	82	60	21	—	239	—
Sales	(11)	—	—	—	—	(11)
Settlements	(143)	(3)	—	(6)	—	(152)	—
Transfers out of Level 3	—	(179)	(15)	(69)	—	(263)	—
Balance, March 31, 2014	$1,566	$87	$75	$206	$6	$1,940	$2

Changes in unrealized losses relating to assets held at March 31, 2014 included in:
Net investment income	$(1)	$—	$—	$—	$—	$(1)	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2014	$125		$(575)		$(450)
Total losses included in:
Net income	6	(1)	52	(2)	58
Issues	24		59		83
Settlements	(1)		(7)		(8)
Balance, March 31, 2014	$154		$(471)		$(317)

Changes in unrealized losses relating to liabilities held at March 31, 2014 included in:
Interest credited to fixed accounts	$6		$—		$6
Benefits, claims, losses and settlement expenses	—		52		52
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
The increase to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $37 million and $15 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended March 31, 2015 and 2014, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,497	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	–	3.5%	1.4%
IUL embedded derivatives	$270	Discounted cash flow	Nonperformance risk (1)	63		bps
GMWB and GMAB embedded derivatives	$827	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	51.1%
			Surrender rate	0.0%	–	59.1%
			Market volatility (3)	5.4%	–	21.6%
			Nonperformance risk (1)	63		bps
			Elective contractholder strategy allocations (4)	0.0%	–	3.0%

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,476	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	–	3.9%	1.5%
IUL embedded derivatives	$242	Discounted cash flow	Nonperformance risk (1)	65		bps
GMWB and GMAB embedded derivatives	$479	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	51.1%
			Surrender rate	0.0%	–	59.1%
			Market volatility (3)	5.2%	–	20.9%
			Nonperformance risk (1)	65		bps
			Elective contractholder strategy allocations (4)	0.0%	–	3.0%

(1)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.

(4)	The elective allocation represents the percentage of contractholders that are assumed to electively switch their investment allocation to a different allocation model.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at March 31, 2015 and December 31, 2014. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.

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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at March 31, 2015 and December 31, 2014. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value. All other financial instruments that are reported at fair value have been included above in the tables with balances of assets and liabilities Ameriprise Financial measured at fair value on a recurring basis.

	March 31, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,368	$—	$—	$3,453	$3,453
Policy and certificate loans	813	—	1	796	797
Receivables	1,485	262	1,222	4	1,488
Restricted and segregated cash	2,649	2,649	—	—	2,649
Other investments and assets	542	—	483	60	543
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,495	$—	$—	$13,720	$13,720
Investment certificate reserves	4,303	—	—	4,294	4,294
Brokerage customer deposits	3,575	3,575	—	—	3,575
Separate account liabilities	4,408	—	4,408	—	4,408
Debt and other liabilities	3,664	353	3,483	118	3,954

	December 31, 2014
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,440	$—	$—	$3,512	$3,512
Policy and certificate loans	806	—	1	793	794
Receivables	1,418	215	1,200	3	1,418
Restricted and segregated cash	2,614	2,614	—	—	2,614
Other investments and assets	551	—	460	84	544
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,979	$—	$—	$13,996	$13,996
Investment certificate reserves	4,201	—	—	4,195	4,195
Brokerage customer deposits	3,465	3,465	—	—	3,465
Separate account liabilities	4,478	—	4,478	—	4,478
Debt and other liabilities	3,576	261	3,446	121	3,828
Mortgage Loans, Net
The fair value of commercial mortgage loans, except those with significant credit deterioration, is determined by discounting contractual cash flows using discount rates that reflect current pricing for loans with similar remaining maturities, liquidity and characteristics including LTV, occupancy rate, refinance risk, debt-service coverage, location, and property condition. For commercial mortgage loans with significant credit deterioration, fair value is determined using the same adjustments as above with an additional adjustment for the Company’s estimate of the amount recoverable on the loan. Given the significant unobservable inputs to the valuation of commercial mortgage loans, these measurements are classified as Level 3.
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
Derivatives:	(in millions)
OTC	$4,262	$—	$4,262	$(3,135)	$(497)	$(614)	$16
OTC cleared	474	—	474	(358)	(116)	—	—
Exchange-traded	49	—	49	—	—	—	49
Total derivatives	4,785	—	4,785	(3,493)	(613)	(614)	65
Securities borrowed	262	—	262	(69)	—	(187)	6
Total	$5,047	$—	$5,047	$(3,562)	$(613)	$(801)	$71

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
Derivatives:	(in millions)
OTC	$3,735	$—	$3,735	$(3,000)	$(281)	$(418)	$36
OTC cleared	305	—	305	(224)	(81)	—	—
Exchange-traded	61	—	61	—	—	—	61
Total derivatives	4,101	—	4,101	(3,224)	(362)	(418)	97
Securities borrowed	215	—	215	(49)	—	(163)	3
Total	$4,316	$—	$4,316	$(3,273)	$(362)	$(581)	$100
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
Derivatives:	(in millions)
OTC	$3,705	$—	$3,705	$(3,135)	$—	$(557)	$13
OTC cleared	370	—	370	(358)	(12)	—	—
Total derivatives	4,075	—	4,075	(3,493)	(12)	(557)	13
Securities loaned	353	—	353	(69)	—	(262)	22
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$4,478	$—	$4,478	$(3,562)	$(12)	$(869)	$35

	December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
Derivatives:	(in millions)
OTC	$3,723	$—	$3,723	$(3,000)	$—	$(723)	$—
OTC cleared	232	—	232	(224)	(8)	—	—
Total derivatives	3,955	—	3,955	(3,224)	(8)	(723)	—
Securities loaned	261	—	261	(49)	—	(205)	7
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$4,266	$—	$4,266	$(3,273)	$(8)	$(978)	$7
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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

Derivatives designated as hedging instruments		Assets			Liabilities
	Balance Sheet Location	March 31, 2015	December 31, 2014	Balance Sheet Location	March 31, 2015	December 31, 2014
		(in millions)			(in millions)
Fair value hedges
Interest rate contracts	Other assets	$81	$76	Other liabilities	$—	$—
Total qualifying hedges		81	76		—	—
Derivatives not designated as hedging instruments
GMWB and GMAB
Interest rate contracts	Other assets	2,397	1,955	Other liabilities	1,244	1,136
Equity contracts	Other assets	2,180	1,954	Other liabilities	2,681	2,650
Credit contracts	Other assets	—	—	Other liabilities	3	—
Foreign exchange contracts	Other assets	54	29	Other liabilities	5	2
Embedded derivatives (1)	N/A	—	—	Policyholder account balances, future policy benefits and claims (2)	827	479
Total GMWB and GMAB		4,631	3,938		4,760	4,267
Other derivatives:
Equity
EIA embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	6	6
IUL	Other assets	33	39	Other liabilities	7	12
IUL embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	270	242
Stock market certificates	Other assets	33	46	Other liabilities	28	40
Stock market certificates embedded derivatives	N/A	—	—	Customer deposits	5	6
Foreign exchange
Foreign currency	Other assets	1	1	Other liabilities	—	—
Seed money	Other assets	—	—	Other liabilities	1	1
Other
Macro hedge program	Other assets	6	1	Other liabilities	106	114
Total other derivatives		73	87		423	421
Total non-designated hedges		4,704	4,025		5,183	4,688
Total derivatives		$4,785	$4,101		$5,183	$4,688
N/A  Not applicable.
(1) The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.
(2) The fair value of the GMWB and GMAB embedded derivatives at March 31, 2015 included $979 million of individual contracts in a liability position and $152 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives at December 31, 2014 included $700 million of individual contracts in a liability position and $221 million of individual contracts in an asset position.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.
Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operation:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended March 31,
		2015	2014
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$386	$264
Equity contracts	Benefits, claims, losses and settlement expenses	(122)	(204)
Credit contracts	Benefits, claims, losses and settlement expenses	(9)	(10)
Foreign exchange contracts	Benefits, claims, losses and settlement expenses	(6)	(1)
Embedded derivatives (1)	Benefits, claims, losses and settlement expenses	(348)	(104)
Total GMWB and GMAB		(99)	(55)
Other derivatives:
Interest rate
Tax hedge	Net investment income	—	3
Seed money	Net investment income	—	(1)
Equity
IUL	Interest credited to fixed accounts	1	5
IUL embedded derivatives	Interest credited to fixed accounts	(9)	(6)
Stock market certificates	Banking and deposit interest expense	1	1
Stock market certificates embedded derivatives	Banking and deposit interest expense	—	(1)
Seed money	Net investment income	(2)	(1)
Deferred compensation	Distribution expenses	7	1
Deferred compensation	General and administrative expense	1	—
Foreign exchange
Deferred compensation	Distribution expenses	(3)	—
Commodity
Seed money	Net investment income	—	(1)
Other
Macro hedge program	Benefits, claims, losses and settlement expenses	(1)	13
Total other derivatives		(5)	13
Total derivatives		$(104)	$(42)
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
Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps and variance swaps. At March 31, 2015 and December 31, 2014, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $139.1 billion and $132.0 billion, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2015 (1)	$311	$57
2016	334	68
2017	274	69
2018	205	93
2019	259	87
2020-2027	634	146
Total	$2,017	$520
(1) 2015 amounts represent the amounts payable and receivable for the period from April 1, 2015 to December 31, 2015.
Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company uses a combination of options, interest rate swaptions and/or swaps. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The gross notional amount of these derivative contracts was $3.7 billion and $2.7 billion at March 31, 2015 and December 31, 2014, respectively.
EIA, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $2.0 billion at both March 31, 2015 and December 31, 2014.
The Company enters into futures, commodity swaps, and foreign currency forward contracts to manage its exposure to price risk arising from seed money investments in proprietary investment products. The gross notional amount of these contracts was $85 million and $97 million at March 31, 2015 and December 31, 2014, respectively.
The Company enters into foreign currency forward contracts to economically hedge its exposure to certain transactions denominated in non-functional currencies. The gross notional amount of these contracts was $9 million and $11 million at March 31, 2015 and December 31, 2014, respectively.
The Company enters into futures contracts to economically hedge its exposure related to deferred compensation plans. The gross notional amount of these contracts was $301 million and $278 million at March 31, 2015 and December 31, 2014, respectively.
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
For the three months ended March 31, 2015 and 2014, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax losses as of March 31, 2015 that the Company expects to reclassify to earnings within the next twelve months is $2 million, which consists of $4 million of pretax gains to be recorded as a reduction to interest and debt expense and $6 million of pretax losses to be recorded in net investment income.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents the impact of the effective portion of the Company’s cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity:

Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended March 31,
	2015	2014
	(in millions)
Interest and debt expense	$1	$1
Net investment income	(1)	(1)
Total	$—	$—
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

Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Amount of Gain Recognized in Income on Derivatives
		Three Months Ended March 31,
		2015	2014
		(in millions)
Interest rate contracts	Interest and debt expense	$8	$8
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At March 31, 2015 and December 31, 2014, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $430 million and $416 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2015 and December 31, 2014 was $417 million and $416 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at March 31, 2015 and December 31, 2014 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $13 million and nil, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13.  Shareholders’ Equity
The following table provides information related to amounts reclassified from AOCI:

AOCI Reclassification	Location of Loss (Gain) Recognized in Income	Three Months Ended March 31,
		2015	2014
		(in millions)
Net unrealized gains on Available-for-Sale securities	Net investment income	$(11)	$(5)
Tax expense	Income tax provision	4	2
Net of tax		$(7)	$(3)
Losses (gains) on cash flow hedges:
Interest rate contracts	Interest and debt expense	$1	$(1)
Swaptions	Net investment income	(1)	1
Total before tax		—	—
Tax benefit	Income tax provision	—	—
Net of tax		$—	$—
See Note 4 for additional information related to the impact of DAC, DSIC, benefit reserves and reinsurance recoverable on net unrealized securities gains/losses included in AOCI. See Note 12 for additional information regarding the Company’s cash flow hedges.
In April 2014, the Company’s Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through April 28, 2016. As of March 31, 2015, the Company had $1.4 billion remaining under its share repurchase authorization. During the three months ended March 31, 2015 and 2014, the Company repurchased a total of 2.6 million shares and 3.2 million shares, respectively, of its common stock for an aggregate cost of $349 million and $354 million, respectively.
The Company may also reacquire shares of its common stock under its share-based compensation plans related to restricted stock awards and certain option exercises. The holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligation. These vested restricted shares are reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. For the three months ended March 31, 2015 and 2014, the Company reacquired 0.3 million shares and 0.8 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $43 million and $88 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the three months ended March 31, 2015 and 2014, the Company reacquired 0.4 million shares and 0.7 million shares of its common stock through the net settlement of options for an aggregate value of $51 million and $74 million, respectively.
During the three months ended March 31, 2015 and 2014, the Company reissued 1.0 million and 1.6 million treasury shares, respectively, for restricted stock award grants, performance share units and issuance of shares vested under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.

14.  Income Taxes
The Company’s effective tax rate on income from continuing operations was 22.5% and 20.7% for the three months ended March 31, 2015 and 2014, respectively. The Company’s effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits. The increase in the effective tax rate for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily due to an audit benefit in 2014 related to the completion of an Internal Revenue Service (“IRS”) audit.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $25 million, net of federal benefit, which will expire beginning December 31, 2015.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, (i) future taxable income

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets and state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $20 million at both March 31, 2015 and December 31, 2014.
As of March 31, 2015 and December 31, 2014, the Company had $241 million and $242 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $55 million and $57 million, net of federal tax benefits, of unrecognized tax benefits as of March 31, 2015 and December 31, 2014, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $170 million to $180 million in the next 12 months due to resolution of IRS examinations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million and a net decrease of $1 million in interest and penalties for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, the Company had a payable of $49 million and $48 million, respectively, related to accrued interest and penalties.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. At both March 31, 2015 and December 31, 2014, the estimated liability was $14 million and the related premium tax asset was $12 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
In October 2011, a putative class action lawsuit entitled Roger Krueger, et al. vs. Ameriprise Financial, et al. was filed in the United States District Court for the District of Minnesota against the Company, certain of its present or former employees and directors, as well as certain fiduciary committees on behalf of participants and beneficiaries of the Ameriprise Financial 401(k) Plan. The alleged class period is from October 1, 2005 to the present. The action alleges that Ameriprise breached fiduciary duties under ERISA, by selecting and retaining primarily proprietary mutual funds with allegedly poor performance histories, higher expenses relative to other investment options and improper fees paid to Ameriprise Financial or its subsidiaries. On March 26, 2015, the parties submitted to the Court for approval a settlement in the amount of $27.5 million that would result in full and final dismissal of all claims. On April 6, 2015, the Court preliminarily approved the settlement, and set a final approval hearing for July 13, 2015. The settlement, net of insurance recovery, has no impact to the Company’s consolidated results of operations.
In September 2011, the California Department of Insurance (“CA DOI”) issued an Order to Show Cause administrative action against RiverSource Life Insurance Company alleging that certain claims handling practices reviewed in a 2007-2008 market conduct exam did not comply with applicable law. In August 2014, RiverSource Life Insurance Company and the CA DOI reached an agreement in principle to settle all pending allegations for $800,000, with the exception of a single allegation related to certain coverage determinations made under long term care insurance policies issued between 1989-1992. An administrative hearing on this remaining allegation concluded in November 2014, and in April 2015 a decision was issued by the California Insurance Commissioner resolving the matter in favor of RiverSource Life Insurance Company, finding no violations of the California Insurance Code and no penalties warranted against RiverSource Life Insurance Company.
In November 2014, a lawsuit was filed against the Company’s London-based asset management affiliate in England’s High Court of Justice Commercial Court, entitled Otkritie Capital International Ltd and JSC Otkritie Holding v. Threadneedle Asset Management Ltd. and Threadneedle Management Services Ltd. (“Threadneedle Defendants”). Claimants allege that the Threadneedle Defendants should be held liable for the wrongful acts of one of its former employees, who in February 2014 was held jointly and severally liable with several other parties for conspiracy and dishonest assistance in connection with a fraud perpetrated against Claimants in 2011. Claimants allege they were harmed by that fraud in the amount of $120 million. The Threadneedle Defendants have applied to the Court for an Order dismissing the proceedings as an abuse of process of the court, with a hearing on the application set for June 10, 2015. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the number of parties involved, and the failure to allege any specific, evidence based damages.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

16.  Earnings per Share Attributable to Ameriprise Financial, Inc. Common Shareholders
The computations of basic and diluted earnings per share attributable to Ameriprise Financial, Inc. common shareholders are as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions, except per share amounts)
Numerator:
Income from continuing operations	$479	$516
Less: Net income attributable to noncontrolling interests	86	115
Income from continuing operations attributable to Ameriprise Financial	393	401
Loss from discontinued operations, net of tax	—	(1)
Net income attributable to Ameriprise Financial	$393	$400

Denominator:
Basic: Weighted-average common shares outstanding	186.3	195.5
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.8	3.6
Diluted: Weighted-average common shares outstanding	189.1	199.1

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic:
Income from continuing operations	$2.11	$2.05
Loss from discontinued operations	—	—
Net income	$2.11	$2.05
Diluted:
Income from continuing operations	$2.08	$2.01
Loss from discontinued operations	—	—
Net income	$2.08	$2.01
The calculation of diluted earnings per share excludes the incremental effect of 1.6 million and 1.5 million options as of March 31, 2015 and 2014, respectively, due to their anti-dilutive effect.

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
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	March 31, 2015	December 31, 2014
	(in millions)
Assets:
Advice & Wealth Management	$10,731	$10,220
Asset Management	8,231	7,509
Annuities	99,665	98,535
Protection	21,632	20,779
Corporate & Other	11,189	11,767
Total assets	$151,448	$148,810

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended March 31,
	2015	2014
	(in millions)
Operating net revenues:
Advice & Wealth Management	$1,228	$1,149
Asset Management	807	807
Annuities	631	636
Protection	590	555
Corporate & Other	(6)	6
Eliminations(1)	(352)	(341)
Total segment operating revenues	2,898	2,812
Net realized gains	10	5
Revenues attributable to CIEs	149	177
Market impact on IUL benefits, net	(4)	2
Total net revenues per consolidated statements of operations	$3,053	$2,996
(1) Represents the elimination of intersegment revenues recognized for the three months ended March 31, 2015 and 2014 in each segment as follows: Advice & Wealth Management ($247 and $240, respectively); Asset Management ($11 and $11, respectively); Annuities ($84 and $80, respectively); Protection ($10 and $10, respectively); and Corporate & Other (nil and nil, respectively).

	Three Months Ended March 31,
	2015	2014
	(in millions)
Operating earnings:
Advice & Wealth Management	$210	$181
Asset Management	191	183
Annuities	172	176
Protection	51	59
Corporate & Other	(62)	(55)
Total segment operating earnings	562	544
Net realized gains	10	5
Net income attributable to noncontrolling interests	86	115
Market impact on variable annuity guaranteed benefits, net	(34)	(15)
Market impact on IUL benefits, net	(6)	1
Income from continuing operations before income tax provision per consolidated statements of operations	$618	$650

AMERIPRISE FINANCIAL, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. Our Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2015 (“2014 10-K”), as well as our current reports on Form 8-K and other publicly available information. References below to “Ameriprise Financial,” “Ameriprise,” the “Company,” “we,” “us,” and “our” refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.

Overview
Ameriprise Financial is a diversified financial services company with a 120 year history of providing financial solutions. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America’s leader in financial planning and a leading global financial institution with more than $814 billion in assets under management and administration as of March 31, 2015.
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
Our asset management capabilities are increasingly global in scale, with Columbia Management Investment Advisers, LLC (“Columbia” or “Columbia Management”) as the primary provider of products and services in the U.S. and Threadneedle Asset Management Holdings Sàrl (“Threadneedle”) as the primary provider of products and services outside of the U.S. On March 30, 2015, we launched a new brand -- Columbia Threadneedle Investments - that represents the combined capabilities, resources and reach of both firms. While the group now operates under one brand, established investment teams, strategies and processes in place at both firms will not change as a result of the new brand, nor will existing funds or client portfolios and mandates. In addition, there is no change to the corporate structure or regulated entities.
We offer a broad spectrum of investment advice and products to individual, institutional and high-net worth investors. These investment products are primarily provided through third parties, though we also provide our asset management products through our advisor channel. Our underlying asset management philosophy is based on delivering consistently strong and competitive investment performance. The quality and breadth of our asset management capabilities are demonstrated by 120 of our funds rated as four- and five-star funds by Morningstar.

AMERIPRISE FINANCIAL, INC.

We are positioned to continue to grow our assets under management and to strengthen our asset management offerings to existing and new clients. Our asset management capabilities are well positioned to address mature markets in the U.S. and Europe. We also have the capability to leverage existing strengths to effectively expand into new global and emerging markets. In the past few years, we have expanded beyond our traditional strengths in the U.S. and UK to gather assets in Continental Europe, Asia, Australia, the Middle East and Africa. In addition, we continue to pursue opportunities to leverage the collective capabilities of Columbia Threadneedle Investments to enhance our current range of investment solutions, to develop new solutions that are responsive to client demand in an increasingly complex marketplace and to maximize the distribution capabilities of our global business.
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
Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business and regulatory environment in which we operate remains subject to elevated uncertainty and change. To succeed, we expect to continue focusing on our key strategic objectives. The success of these and other strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in our 2014 10-K, “Item 1A. Risk Factors” in this Form 10-Q and other factors as discussed herein.
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

AMERIPRISE FINANCIAL, INC.

and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as operating measures.
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Operating total net revenue growth of 6% to 8%,

•	Operating earnings per diluted share growth of 12% to 15%, and

•	Operating return on equity excluding accumulated other comprehensive income (“AOCI”) of 19% to 23%.
The following tables reconcile our GAAP measures to operating measures:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Total net revenues	$3,053	$2,996
Less: Revenue attributable to CIEs	149	177
Less: Net realized gains	10	5
Less: Market impact on indexed universal life benefits	(4)	2
Operating total net revenues	$2,898	$2,812

			Per Diluted Share
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Net income	$479	$515
Less: Net income attributable to noncontrolling interests	86	115
Net income attributable to Ameriprise Financial	393	400	$2.08	$2.01
Less: Loss from discontinued operations, net of tax	—	(1)	—	—
Net income from continuing operations attributable to Ameriprise Financial	393	401	2.08	2.01
Add: Market impact on variable annuity guaranteed benefits, net of tax (1)	22	10	0.12	0.05
Add: Market impact on indexed universal life benefits, net of tax (1)	4	(1)	0.02	—
Less: Net realized gains, net of tax (1)	7	3	0.04	0.02
Operating earnings	$412	$407	$2.18	$2.04

Weighted average common shares outstanding:
Basic	186.3	195.5
Diluted	189.1	199.1
(1) Calculated using the statutory tax rate of 35%.

AMERIPRISE FINANCIAL, INC.

The following table reconciles the trailing twelve months’ sum of net income attributable to Ameriprise Financial to operating earnings and the five-point average of quarter-end equity to operating equity:

	Twelve Months Ended March 31,
	2015	2014
	(in millions)
Net income attributable to Ameriprise Financial	$1,612	$1,399
Less: Loss from discontinued operations, net of tax	(1)	(3)
Net income from continuing operations attributable to Ameriprise Financial	1,613	1,402
Less: Adjustments (1)	(54)	(127)
Operating earnings	$1,667	$1,529

Total Ameriprise Financial, Inc. shareholders’ equity	$8,270	$8,432
Less: Accumulated other comprehensive income, net of tax	755	731
Total Ameriprise Financial, Inc. shareholders’ equity from continuing operations, excluding AOCI	7,515	7,701
Less: Equity impacts attributable to CIEs	300	337
Operating equity	$7,215	$7,364

Return on equity from continuing operations, excluding AOCI	21.5%	18.2%
Operating return on equity, excluding AOCI (2)	23.1%	20.8%

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

Critical Accounting Policies
The accounting and reporting policies that we use affect our Consolidated Financial Statements. Certain of our accounting and reporting policies are critical to an understanding of our consolidated results of operations and financial condition. In some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies” in our 2014 10-K.

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
The following table presents detail regarding our AUM and AUA:

	March 31,
	2015	2014	Change
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$179.4	$158.8	$20.6	13%
Asset Management AUM	506.3	503.9	2.4	—
Corporate & Other AUM	0.7	0.9	(0.2)	(22)
Eliminations	(22.5)	(20.5)	(2.0)	(10)
Total Assets Under Management	663.9	643.1	20.8	3
Total Assets Under Administration	150.9	139.7	11.2	8
Total AUM and AUA	$814.8	$782.8	$32.0	4%
Total AUM increased $20.8 billion, or 3%, to $663.9 billion as of March 31, 2015 compared to $643.1 billion as of March 31, 2014 primarily due to a $20.6 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation. See our segment results of operations discussion below for additional information on changes in our AUM.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Three Months Ended March 31, 2015 and 2014
The following table presents our consolidated results of operations:

	Three Months Ended March 31,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$1,468	$1,386	$82	6%
Distribution fees	466	476	(10)	(2)
Net investment income	484	471	13	3
Premiums	353	330	23	7
Other revenues	289	340	(51)	(15)
Total revenues	3,060	3,003	57	2
Banking and deposit interest expense	7	7	—	—
Total net revenues	3,053	2,996	57	2
Expenses
Distribution expenses	819	786	33	4
Interest credited to fixed accounts	172	186	(14)	(8)
Benefits, claims, losses and settlement expenses	533	450	83	18
Amortization of deferred acquisition costs	75	87	(12)	(14)
Interest and debt expense	84	79	5	6
General and administrative expense	752	758	(6)	(1)
Total expenses	2,435	2,346	89	4
Income from continuing operations before income tax provision	618	650	(32)	(5)
Income tax provision	139	134	5	4
Income from continuing operations	479	516	(37)	(7)
Loss from discontinued operations, net of tax	—	(1)	1	NM
Net income	479	515	(36)	(7)
Less: Net income attributable to noncontrolling interests	86	115	(29)	(25)
Net income attributable to Ameriprise Financial	$393	$400	$(7)	(2)%
NM Not Meaningful.
Overall
Income from continuing operations before income tax provision decreased $32 million, or 5%, to $618 million for the three months ended March 31, 2015 compared to $650 million for the prior year period primarily reflecting a $32 million long term care (“LTC”) reserve increase, the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), a $27 million benefit in the prior year period from policyholder movement of investments in Portfolio Navigator (traditional asset allocation) funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer (managed volatility) funds compared to a $2 million benefit in the current period, asset management net outflows and a decrease in net income from CIEs, partially offset by the impact of market appreciation, wrap account net inflows, and lower auto and home losses. The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $34 million for the three months ended March 31, 2015 compared to an expense of $15 million for the prior year period.

AMERIPRISE FINANCIAL, INC.

Net Revenues
Net revenues increased $57 million, or 2%, to $3.1 billion for the three months ended March 31, 2015 compared to $3.0 billion for the prior year period primarily due to higher management and financial advice fees and premiums, partially offset by a decrease in other revenues.
Management and financial advice fees increased $82 million, or 6%, to $1.5 billion for the three months ended March 31, 2015 compared to $1.4 billion for the prior year period primarily due to higher asset-based fees driven by an increase in average AUM. Average AUM increased $25.6 billion, or 4%, compared to the prior year period primarily due to market appreciation and wrap account net inflows, partially offset by asset management net outflows and the negative impact of foreign currency translation. See our discussion on the changes in AUM in our segment results of operations section below.
Distribution fees decreased $10 million, or 2%, to $466 million for the three months ended March 31, 2015 compared to $476 million for the prior year period due to lower client activity reflecting increased market volatility and slower sales in certain products, partially offset by higher client assets.
Net investment income increased $13 million, or 3%, to $484 million for the three months ended March 31, 2015 compared to $471 million for the prior year period primarily due to a $31 million increase in net investment income of CIEs, partially offset by a $20 million decrease in investment income on fixed maturities driven by low interest rates.
Premiums increased $23 million, or 7%, to $353 million for the three months ended March 31, 2015 compared to $330 million for the prior year period due to growth in auto and home premiums driven by higher policies in force. Auto and home policies in force increased 10% compared to the prior year period.
Other revenues decreased $51 million, or 15%, to $289 million for the three months ended March 31, 2015 compared to $340 million for the prior year period due to a $59 million decrease in other revenues of CIEs, partially offset by higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Expenses
Total expenses increased $89 million, or 4%, to $2.4 billion for the three months ended March 31, 2015 compared to $2.3 billion for the prior year period primarily due to increases in distribution expenses and benefits, claims, losses and settlement expenses, partially offset by decreases in interest credited to fixed accounts and amortization of DAC.
Distribution expenses increased $33 million, or 4%, to $819 million for the three months ended March 31, 2015 compared to $786 million for the prior year period driven by higher advisor compensation due to growth in assets under management. See our discussion on the changes in AUM in our segment results of operations section below.
Interest credited to fixed accounts decreased $14 million, or 8%, to $172 million for the three months ended March 31, 2015 compared to $186 million for the prior year period primarily due to lower average fixed annuity account balances and a lower average crediting rate on interest sensitive fixed annuities. Average fixed annuity account balances decreased $1.2 billion, or 9%, to $11.9 billion for the three months ended March 31, 2015 compared to the prior year period due to net outflows reflecting limited new sales from low rates and higher lapse rates. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.0% for the three months ended March 31, 2015 compared to 3.3% for the prior year period reflecting the re-pricing of the five-year guarantee block. See additional discussion on the re-pricing in the Annuities segment.
Benefits, claims, losses and settlement expenses increased $83 million, or 18%, to $533 million for the three months ended March 31, 2015 compared to $450 million for the prior year period primarily reflecting the following items:

•
A $3 million increase in benefits, claims, losses and settlement expenses related to our auto and home business due to an increase in the provision for estimated losses reflecting the impact of growth in exposures from a 10% increase in policies in force and higher 2015 accident year loss ratio assumptions consistent with the fourth quarter 2014 accident year level, partially offset by a decrease in weather-related losses and a $30 million expense in the prior year period related to an increase to prior accident year loss reserves reflecting adverse development in the 2013 and prior accident years auto liability coverage. Weather-related losses were $12 million for the three months ended March 31, 2015 compared to $20 million for the prior year period.

•
A $5 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•
An increase in expenses compared to the prior year period due to a $32 million benefit in the first quarter of 2014 from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds compared to $3 million in the first quarter of 2015. See additional discussion in the Annuities segment.

AMERIPRISE FINANCIAL, INC.

•	A $32 million increase in LTC reserves in the first quarter of 2015. See additional discussion in the Protection segment.

•	A $7 million favorable impact from a change in the discount rate for disability income (“DI”) products in the first quarter of 2015.

•
A $29 million decrease in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The favorable impact of the nonperformance credit spread was $44 million for the first quarter of 2015 compared to $15 million for the prior year period.

•
A $52 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $238 million change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $186 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and no DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rates were down in the first quarter of 2015 and 2014, but decreased more in the first quarter of 2015 resulting in a larger unfavorable change in the variable annuity guaranteed living benefits liability compared to the prior year period, partially offset by a larger favorable change in the related hedge assets compared to the prior year period.

•
Equity market volatility impacts on the variable annuity guaranteed living benefits liability resulted in an increase in expense in the first quarter of 2015 compared to a decrease in expense in the prior year period. This unfavorable change was partially offset by a decrease in expense in the first quarter of 2015 compared to an increase in expense in the prior year period from equity market volatility impacts on the related hedge assets.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.

Amortization of DAC decreased $12 million, or 14%, to $75 million for the three months ended March 31, 2015 compared to $87 million for the prior year period primarily reflecting the following items:

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was a benefit of $4 million for the first quarter of 2015 compared to nil for the prior year period.

•
The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was a benefit of $9 million for the first quarter of 2015 compared to a benefit of $6 million for the prior year period.

•
A $4 million decrease in expenses compared to the prior year period from the DAC offset related to policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds.

Income Taxes
Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 22.5% for the three months ended March 31, 2015 compared to 20.7% for the prior year period. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 26.1% for the three months ended March 31, 2015 compared to 25.1% for the prior year period. The effective tax rates for the three months ended March 31, 2015 and 2014 were lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits.

AMERIPRISE FINANCIAL, INC.

Results of Operations by Segment for the Three Months Ended March 31, 2015 and 2014
Operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Operating earnings should not be viewed as a substitute for GAAP income from continuing operations before income tax provision. We believe the presentation of segment operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 17 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of operating earnings.
The following table presents summary financial information by segment:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Advice & Wealth Management
Net revenues	$1,228	$1,149
Expenses	1,018	968
Operating earnings	$210	$181
Asset Management
Net revenues	$807	$807
Expenses	616	624
Operating earnings	$191	$183
Annuities
Net revenues	$631	$636
Expenses	459	460
Operating earnings	$172	$176
Protection
Net revenues	$590	$555
Expenses	539	496
Operating earnings	$51	$59
Corporate & Other
Net revenues	$(6)	$6
Expenses	56	61
Operating loss	$(62)	$(55)

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

AMERIPRISE FINANCIAL, INC.

The following table presents the changes in wrap account assets and average balances for the three months ended March 31:

	2015	2014
	(in billions)
Beginning balance	$174.7	$153.5
Net flows (1)	2.8	4.2
Market appreciation and other (1)	2.5	1.7
Ending balance	$180.0	$159.4

Advisory wrap account assets ending balance (2)	$178.7	$158.4
Average advisory wrap account assets (3)	$176.0	$154.7

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
Wrap account assets increased $5.3 billion, or 3%, during the three months ended March 31, 2015 due to net inflows of $2.8 billion and market appreciation and other of $2.5 billion. Average advisory wrap account assets increased $21.3 billion, or 14%, compared to the prior year period due to net inflows and market appreciation.
The following table presents the changes in wrap account assets for the twelve months ended March 31:

	2015	2014
	(in billions)
Beginning balance	$159.4	$133.8
Net flows (1)	12.8	13.2
Market appreciation and other (1)	7.8	12.4
Ending balance	$180.0	$159.4
(1) See Note 1 in the table above.
Wrap account assets increased $20.6 billion, or 13%, from the prior year period reflecting net inflows and market appreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Three Months Ended March 31,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$637	$555	$82	15%
Distribution fees	543	547	(4)	(1)
Net investment income	35	34	1	3
Other revenues	20	20	—	—
Total revenues	1,235	1,156	79	7
Banking and deposit interest expense	7	7	—	—
Total net revenues	1,228	1,149	79	7

Expenses
Distribution expenses	757	707	50	7
Interest and debt expense	2	2	—	—
General and administrative expense	259	259	—	—
Total expenses	1,018	968	50	5
Operating earnings	$210	$181	$29	16%

AMERIPRISE FINANCIAL, INC.

Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized gains or losses, increased $29 million, or 16%, to $210 million for the three months ended March 31, 2015 compared to $181 million for the prior year period primarily due to growth in wrap account assets and continued expense management, partially offset by the impact of lower client activity reflecting increased market volatility and slower sales in certain products. Pretax operating margin was 17.1% for the three months ended March 31, 2015 compared to 15.8% for the prior year period.
Net Revenues
Net revenues exclude net realized gains or losses. Net revenues increased $79 million, or 7%, to $1.2 billion for the three months ended March 31, 2015 compared to $1.1 billion for the prior year period primarily reflecting wrap account net inflows and market appreciation, partially offset by lower client activity. Operating net revenue per branded advisor increased to $127,000 for the three months ended March 31, 2015, up 8%, from $118,000 the prior year period driven by asset growth. Total branded advisors were 9,691 at March 31, 2015 compared to 9,704 at March 31, 2014.
Management and financial advice fees increased $82 million, or 15%, to $637 million for the three months ended March 31, 2015 compared to $555 million for the prior year period driven by growth in wrap account assets. Average advisory wrap account assets increased $21.3 billion, or 14%, compared to the prior year period due to net inflows and market appreciation. See our discussion of the changes in wrap account assets above.
Expenses
Total expenses increased $50 million, or 5%, to $1.0 billion for the three months ended March 31, 2015 compared to $1.0 billion for the prior year period due to a $50 million increase in distribution expenses driven by higher advisor compensation due to growth in wrap account assets.

Asset Management
Our Asset Management segment provides investment advice and investment products to retail, high net worth and institutional clients on a global scale through Columbia Threadneedle Investments. We provide clients with U.S. domestic individual products through unaffiliated third party financial institutions and through our Advice & Wealth Management segment, and we provide institutional products and services through our institutional sales force. International retail products are primarily distributed through third-party financial institutions and unaffiliated financial advisors. Individual products include U.S. mutual funds and non-U.S. equivalents, exchange-traded funds and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, individually managed accounts, collateralized loan obligations, hedge funds, collective funds and property funds. Collateralized loan obligations, hedge funds and certain private funds are often classified as alternative assets. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. We may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. Our Asset Management segment also provides intercompany asset management services for Ameriprise Financial subsidiaries. The fees for such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management, Annuities and Protection segments.
From time to time, fee waivers have been provided to the Columbia Money Market Funds (the “Funds”) by Columbia Management and certain other subsidiaries performing services for the Funds for the purpose of reducing the expenses charged to a Fund in a given period to maintain or improve a Fund’s net yield in that period. Our subsidiaries may enter into contractual arrangements with the Funds identifying the specific fees to be waived and/or expenses to be reimbursed, as well as the time period for which such waivers will apply. In aggregate, we voluntarily waived fees of $2 million and $3 million for the three months ended March 31, 2015 and 2014, respectively.

AMERIPRISE FINANCIAL, INC.

The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of March 31:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2015	2014
Domestic Equity	Equal weighted	1 year	55%	55%
		3 year	65%	50%
		5 year	54%	68%
	Asset weighted	1 year	61%	41%
		3 year	64%	70%
		5 year	63%	76%

International Equity	Equal weighted	1 year	71%	60%
		3 year	67%	56%
		5 year	63%	53%
	Asset weighted	1 year	84%	28%
		3 year	41%	27%
		5 year	41%	29%

Taxable Fixed Income	Equal weighted	1 year	65%	50%
		3 year	75%	65%
		5 year	75%	53%
	Asset weighted	1 year	77%	53%
		3 year	84%	83%
		5 year	84%	60%

Tax Exempt Fixed Income	Equal weighted	1 year	89%	100%
		3 year	100%	100%
		5 year	100%	94%
	Asset weighted	1 year	84%	100%
		3 year	100%	100%
		5 year	100%	84%

Asset Allocation Funds	Equal weighted	1 year	82%	33%
		3 year	78%	55%
		5 year	89%	78%
	Asset weighted	1 year	89%	42%
		3 year	77%	68%
		5 year	97%	91%

Number of funds with 4 or 5 Morningstar star ratings		Overall	48	51
		3 year	43	43
		5 year	50	44

Percent of funds with 4 or 5 Morningstar star ratings		Overall	48%	51%
		3 year	43%	43%
		5 year	53%	46%

Percent of assets with 4 or 5 Morningstar star ratings		Overall	56%	52%
		3 year	40%	38%
		5 year	57%	42%

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

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2015	2014
Equity	Equal weighted	1 year	71%	60%
		3 year	68%	80%
		5 year	83%	65%
	Asset weighted	1 year	78%	42%
		3 year	61%	87%
		5 year	87%	68%

Fixed Income	Equal weighted	1 year	65%	61%
		3 year	59%	73%
		5 year	68%	67%
	Asset weighted	1 year	63%	55%
		3 year	37%	57%
		5 year	47%	53%

Allocation (Managed) Funds	Equal weighted	1 year	75%	86%
		3 year	83%	100%
		5 year	83%	67%
	Asset weighted	1 year	79%	62%
		3 year	93%	100%
		5 year	93%	55%
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

AMERIPRISE FINANCIAL, INC.

The following table presents ending balances and average managed assets:

					Average(1)
	March 31,				Three Months Ended March 31,
	2015	2014	Change		2015	2014	Change
	(in billions)
Columbia managed assets	$364.2	$357.9	$6.3	2%	$362.8	$356.4	$6.4	2%
Threadneedle managed assets	147.2	149.3	(2.1)	(1)	148.7	148.1	0.6	—
Less: Sub-advised eliminations	(5.1)	(3.3)	(1.8)	(55)	(4.3)	(3.2)	(1.1)	(34)
Total managed assets	$506.3	$503.9	$2.4	—%	$507.2	$501.3	$5.9	1%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents managed asset net flows:

	Three Months Ended March 31,
	2015	2014	Change
	(in billions)
Columbia managed asset net flows	$(3.2)	$(2.7)	$(0.5)	(19)%
Threadneedle managed asset net flows	(1.1)	(1.3)	0.2	15
Less: Sub-advised eliminations	(1.5)	0.1	(1.6)	NM
Total managed asset net flows	$(5.8)	$(3.9)	$(1.9)	(49)%
NM Not Meaningful.
The following table presents managed assets by type:

					Average(1)
	March 31,				Three Months Ended March 31,
	2015	2014	Change		2015	2014	Change
	(in billions)
Equity	$279.4	$278.1	$1.3	—%	$279.1	$274.9	$4.2	2%
Fixed income	192.0	195.1	(3.1)	(2)	193.8	196.3	(2.5)	(1)
Money market	6.9	6.5	0.4	6	6.5	6.7	(0.2)	(3)
Alternative	7.4	6.8	0.6	9	7.4	6.7	0.7	10
Hybrid and other	20.6	17.4	3.2	18	20.4	16.7	3.7	22
Total managed assets	$506.3	$503.9	$2.4	—%	$507.2	$501.3	$5.9	1%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.

The following tables present the changes in Columbia and Threadneedle managed assets:

	Three Months Ended March 31,
	2015	2014
	(in billions)
Columbia Managed Assets Rollforward
Retail Funds
Beginning assets	$237.7	$239.4
Mutual fund inflows	9.2	9.6
Mutual fund outflows	(12.3)	(12.4)
Net VP/VIT fund flows	(0.2)	(0.2)
Net new flows	(3.3)	(3.0)
Reinvested dividends	0.4	0.4
Net flows	(2.9)	(2.6)
Distributions	(0.6)	(0.5)
Market appreciation and other	5.3	3.2
Total ending assets	239.5	239.5

Institutional
Beginning assets	80.7	75.6
Inflows	4.9	4.5
Outflows	(5.3)	(4.9)
Net flows	(0.4)	(0.4)
Market appreciation and other	1.5	1.3
Total ending assets	81.8	76.5

Alternative
Beginning assets	6.7	5.6
Inflows	0.1	0.5
Outflows	—	(0.2)
Net flows	0.1	0.3
Market appreciation (depreciation) and other	(0.1)	0.1
Total ending assets	6.7	6.0
Affiliated General Account Assets	36.2	35.9
Total Columbia managed assets	$364.2	$357.9
Total Columbia net flows	$(3.2)	$(2.7)

AMERIPRISE FINANCIAL, INC.

	Three Months Ended March 31,
	2015	2014
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$46.5	$50.6
Mutual fund inflows	5.6	6.9
Mutual fund outflows	(5.1)	(7.8)
Net new flows	0.5	(0.9)
Reinvested dividends	—	—
Net flows	0.5	(0.9)
Distributions	(0.1)	(0.1)
Market appreciation	2.4	0.5
Foreign currency translation (1)	(2.3)	0.4
Other	0.1	0.2
Total ending assets	47.1	50.7

Institutional
Beginning assets	100.7	96.1
Inflows	1.9	1.9
Outflows	(3.5)	(2.2)
Net flows	(1.6)	(0.3)
Market appreciation	4.8	0.6
Foreign currency translation (1)	(5.0)	0.8
Other	0.5	0.6
Total ending assets	99.4	97.8

Alternative
Beginning assets	0.7	0.8
Inflows	—	—
Outflows	—	(0.1)
Net flows	—	(0.1)
Other	—	0.1
Total ending assets	0.7	0.8
Total Threadneedle managed assets	$147.2	$149.3
Total Threadneedle net flows	$(1.1)	$(1.3)
(1) Amounts represent British Pound to US dollar conversion.
Total segment AUM increased $0.7 billion during the three months ended March 31, 2015 driven by market appreciation, partially offset by net outflows and a negative impact of foreign currency translation. Total segment AUM net outflows were $5.8 billion for the three months ended March 31, 2015. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.
Columbia managed assets increased $3.0 billion, or 1%, during the three months ended March 31, 2015 primarily due to market appreciation, partially offset by net outflows. Columbia retail funds increased $1.8 billion, or 1%, during the three months ended March 31, 2015 due to market appreciation, partially offset by net outflows. Columbia retail net outflows of $2.9 billion during the first quarter of 2015 included $2.3 billion of outflows in the Columbia Acorn Fund reflecting elevated outflows related to underperformance and $0.5 billion of outflows from a former parent affiliated distribution relationship. Columbia institutional AUM increased $1.1 billion, or 1%, during the three months ended March 31, 2015 due to market appreciation, partially offset by net outflows of $0.4 billion.

AMERIPRISE FINANCIAL, INC.

Threadneedle managed assets decreased $0.7 billion during the three months ended March 31, 2015 due to a $7.3 billion negative impact of foreign currency translation and net outflows of $1.1 billion, partially offset by market appreciation. Threadneedle retail funds increased $0.6 billion, or 1%, during the three months ended March 31, 2015 due to market appreciation and net inflows of $0.5 billion which included increased flows into Asian equity products, partially offset by a $2.3 billion negative impact of foreign currency translation. Threadneedle institutional AUM decreased $1.3 billion, or 1%, during the three months ended March 31, 2015 primarily due to net outflows and a $5.0 billion negative impact of foreign currency translation, partially offset by market appreciation. Threadneedle institutional net outflows of $1.6 billion during the first quarter of 2015 included outflows of $0.8 billion from legacy insurance assets and $0.9 billion from an institutional insurance client associated with asset reallocation to funds we do not offer.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Three Months Ended March 31,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$674	$680	$(6)	(1)%
Distribution fees	125	121	4	3
Net investment income	6	4	2	50
Other revenues	2	2	—	—
Total revenues	807	807	—	—
Banking and deposit interest expense	—	—	—	—
Total net revenues	807	807	—	—
Expenses
Distribution expenses	278	284	(6)	(2)
Amortization of deferred acquisition costs	3	4	(1)	(25)
Interest and debt expense	6	6	—	—
General and administrative expense	329	330	(1)	—
Total expenses	616	624	(8)	(1)
Operating earnings	$191	$183	$8	4%
Our Asset Management segment pretax operating earnings, which exclude net realized gains or losses, increased $8 million, or 4%, to $191 million for the three months ended March 31, 2015 compared to $183 million for the prior year period reflecting equity market appreciation and continued expense management, partially offset by net outflows, as well as a $4 million negative impact of foreign exchange.
Net Revenues
Net revenues, which exclude net realized gains or losses, were flat at $807 million for the three months ended March 31, 2015 compared to the prior year period as market appreciation was offset by net outflows, as well as a $15 million negative impact of foreign exchange.
Expenses
Total expenses decreased $8 million, or 1%, to $616 million for the three months ended March 31, 2015 compared to $624 million for the prior year period primarily due to a $6 million decrease in distribution expenses and a $1 million decrease in general and administrative expenses reflecting a positive impact of foreign exchange, partially offset by costs associated with the move to a new London office.

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
The following table presents the results of operations of our Annuities segment on an operating basis:

	Three Months Ended March 31,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$190	$183	$7	4%
Distribution fees	89	88	1	1
Net investment income	221	242	(21)	(9)
Premiums	22	26	(4)	(15)
Other revenues	109	97	12	12
Total revenues	631	636	(5)	(1)
Banking and deposit interest expense	—	—	—	—
Total net revenues	631	636	(5)	(1)
Expenses
Distribution expenses	108	107	1	1
Interest credited to fixed accounts	127	148	(21)	(14)
Benefits, claims, losses and settlement expenses	115	86	29	34
Amortization of deferred acquisition costs	43	54	(11)	(20)
Interest and debt expense	10	10	—	—
General and administrative expense	56	55	1	2
Total expenses	459	460	(1)	—
Operating earnings	$172	$176	$(4)	(2)%
Our Annuities segment pretax operating income, which excludes net realized gains or losses and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), decreased $4 million, or 2%, to $172 million for the three months ended March 31, 2015 compared to $176 million for the prior year period primarily due to a lower benefit from policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds, partially offset by market appreciation.
During the fourth quarter of 2013, we added Portfolio Stabilizer fund options for our in force variable annuities with living benefit guarantees. During the first quarter of 2014, approximately $1.8 billion of account value was moved into these funds, exceeding expectations. The resulting earnings benefit for the first quarter of 2014 was $29 million. This compares to a benefit of $2 million for the first quarter of 2015. We anticipate a very minimal benefit to earnings going forward.
RiverSource variable annuity account balances increased 3% to $77.9 billion at March 31, 2015 compared to the prior year period due to market appreciation, partially offset by net outflows of $1.7 billion.

AMERIPRISE FINANCIAL, INC.

RiverSource fixed annuity account balances declined 10% to $11.7 billion at March 31, 2015 compared to the prior year period reflecting limited sales from low rates and higher lapse rates related to the re-pricing of the five-year guarantee block during 2014, a portion of which came out of its surrender charge period during the first quarter of 2015. At March 31, 2014, approximately $3.0 billion of the $4.1 billion five-year guarantee block was re-priced. The change in crediting rates decreased the level of spread compression in both periods.
Net Revenues
Net revenues, which exclude net realized gains or losses, decreased $5 million, or 1%, to $631 million for the three months ended March 31, 2015 compared to $636 million for the prior year period primarily due to lower net investment income, partially offset by higher management and financial advice fees and other revenues.
Management and financial advice fees increased $7 million, or 4%, to $190 million for the three months ended March 31, 2015 compared to $183 million for the prior year period due to higher fees on variable annuities driven by higher separate account balances. Average variable annuity account balances increased $2.4 billion, or 3%, compared to the prior year period due to market appreciation, partially offset by net outflows.
Net investment income, which excludes net realized gains or losses, decreased $21 million, or 9%, to $221 million for the three months ended March 31, 2015 compared to $242 million for the prior year period primarily reflecting a decrease of approximately $17 million from lower invested assets due to fixed annuity net outflows and approximately $4 million from lower interest rates.
Other revenues increased $12 million, or 12%, to $109 million for the three months ended March 31, 2015 compared to $97 million for the prior year period due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date, as well as higher average fee rates.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), decreased $1 million to $459 million for the three months ended March 31, 2015 compared to $460 million for the prior year period primarily due to lower interest credited to fixed accounts and amortization of DAC, partially offset by higher benefits, claims, losses and settlement expenses.
Interest credited to fixed accounts decreased $21 million, or 14%, to $127 million for the three months ended March 31, 2015 compared to $148 million for the prior year period driven by lower average fixed annuity account balances and a lower average crediting rate on interest sensitive fixed annuities. Average fixed annuity account balances decreased $1.2 billion, or 9%, to $11.9 billion for the three months ended March 31, 2015 compared to the prior year period due to net outflows reflecting limited new sales from low rates and higher lapse rates. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.0% for the three months ended March 31, 2015 compared to 3.3% for the prior year period reflecting the re-pricing of the five-year guarantee block.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), increased $29 million, or 34%, to $115 million for the three months ended March 31, 2015 compared to $86 million for the prior year period primarily due to a $34 million benefit in the first quarter of 2014 from policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds compared to a $3 million benefit in the first quarter of 2015.
Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed benefits, decreased $11 million, or 20%, to $43 million for the three months ended March 31, 2015 compared to $54 million for the prior year period. The DAC offset related to policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds was $1 million for the first quarter of 2015 compared to $5 million for the prior year period. The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was a benefit of $8 million for the first quarter of 2015 compared to a benefit of $6 million for the prior year period.

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
The following table presents the results of operations of our Protection segment on an operating basis:

	Three Months Ended March 31,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$15	$15	$—	—%
Distribution fees	23	23	—	—
Net investment income	114	108	6	6
Premiums	335	308	27	9
Other revenues	103	101	2	2
Total revenues	590	555	35	6
Banking and deposit interest expense	—	—	—	—
Total net revenues	590	555	35	6
Expenses
Distribution expenses	13	14	(1)	(7)
Interest credited to fixed accounts	40	38	2	5
Benefits, claims, losses and settlement expenses	380	349	31	9
Amortization of deferred acquisition costs	36	28	8	29
Interest and debt expense	8	7	1	14
General and administrative expense	62	60	2	3
Total expenses	539	496	43	9
Operating earnings	$51	$59	$(8)	(14)%
Our Protection segment pretax operating income, which excludes net realized gains or losses and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $8 million, or 14%, to $51 million for the three months ended March 31, 2015 compared to $59 million for the prior year period primarily due to a $32 million LTC reserve increase, partially offset by lower auto and home losses and a $7 million favorable impact from a change in the discount rate for disability insurance products.
During the quarter, we conducted a review of our LTC reserve for unpaid amounts on reported claims based on additional information we received from Genworth Financial, Inc., which reinsures 50% of our LTC business and administers all of our claims. Based on this information, along with a review of the discount rate, management’s best estimate for LTC claims reserves resulted in a net $32 million increase. The most significant drivers of the reserve increase were updates to the benefit utilization rates and claims termination rates, partially offset by a $15 million benefit from a higher discount rate. We are finalizing our review of LTC claims experience which is expected to be completed in the second quarter. We also increased the discount rate for our DI reserve for unpaid amounts on reported claims, which resulted in a $7 million reserve decrease. The current discount rates are based on the average interest rates earned on assets supporting the liability and were 6.25% and 5.0% for LTC and DI, respectively, at March 31, 2015.
Net Revenues
Net revenues, which exclude net realized gains or losses and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $35 million, or 6%, to $590 million for the three months ended March 31, 2015 compared to $555 million for the prior year period primarily due to growth in auto and home premiums.

AMERIPRISE FINANCIAL, INC.

Premiums increased $27 million, or 9%, to $335 million for the three months ended March 31, 2015 compared to $308 million for the prior year period primarily due to growth in auto and home premiums driven by a 10% increase in auto and home policies in force compared to the prior year period.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization), increased $43 million, or 9%, to $539 million for the three months ended March 31, 2015 compared to $496 million for the prior year period primarily due to higher benefits, claims, losses and settlement expenses.
Benefits, claims, losses and settlement expenses increased $31 million, or 9%, to $380 million for the three months ended March 31, 2015 compared to $349 million for the prior year period primarily due to a $32 million LTC reserve increase, partially offset by a $7 million favorable impact from a change in the discount rate for DI insurance products. Benefits, claims, losses and settlement expenses related to our auto and home business increased $3 million due to an increase in the provision for estimated losses reflecting the impact of growth in exposures from a 10% increase in policies in force and higher 2015 accident year loss ratio assumptions consistent with the fourth quarter 2014 accident year level, partially offset by a decrease in weather-related losses and a $30 million expense in the prior year period related to an increase to prior accident year loss reserves reflecting adverse development in the 2013 and prior accident years auto liability coverage. Weather-related losses were $12 million for the three months ended March 31, 2015 compared to $20 million for the prior year period.

Corporate & Other
Our Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment also includes revenues and expenses of CIEs, which are excluded on an operating basis.
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Three Months Ended March 31,
	2015	2014	Change
	(in millions)
Revenues
Distribution fees	$—	$1	$(1)	NM
Net investment income (loss)	(7)	4	(11)	NM
Other revenues	1	1	—	—%
Total revenues	(6)	6	(12)	NM
Banking and deposit interest expense	—	—	—	—
Total net revenues	(6)	6	(12)	NM
Expenses
Interest and debt expense	5	4	1	25
General and administrative expense	51	57	(6)	(11)
Total expenses	56	61	(5)	(8)
Operating loss	$(62)	$(55)	$(7)	(13)%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized gains or losses and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss increased $7 million, or 13%, to $62 million for the three months ended March 31, 2015 compared to $55 million for the prior year period. Net investment income (loss) was a loss of $7 million for the three months ended March 31, 2015 compared to income of $4 million for the prior year period primarily due to the impact of interest allocation between subsidiaries. General and administrative expense decreased $6 million, or 11%, to $51 million for the three months ended March 31, 2015 compared to $57 million for the prior year period primarily due to lower marketing expenses and investment spending.

AMERIPRISE FINANCIAL, INC.

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
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through March 31, 2017 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $3.6 billion and 3.7%, respectively, as of March 31, 2015. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $6.3 billion and had a weighted average yield of 2.9% as of March 31, 2015. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the three months ended March 31, 2015 was approximately 2.9%.
The reinvestment of proceeds from maturities, calls and prepayments at rates below the current portfolio yield, which may be below the level of some liability guaranteed minimum interest rates, will have a negative impact to future operating results. To mitigate the unfavorable impact that the low interest rate environment has on our spread income, we assess reinvestment risk in our investment portfolio and monitor this risk in accordance with our asset/liability management framework. In addition, we may reduce the crediting rates on our fixed products when warranted, subject to guaranteed minimums. In 2014, we set lower renewal interest rates for a portion of our fixed annuities that were above the guaranteed minimum interest rates, which helped relieve some of the spread compression caused by low rates.

AMERIPRISE FINANCIAL, INC.

The following table presents the account values of fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum crediting rates and the range of the difference between rates credited to policyholders and contractholders as of March 31, 2015 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at our discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater Than 150 bps above Guaranteed Minimum	Total
Range of Guaranteed Minimum Crediting Rates	(in billions, except percentages)

1% - 1.99%	$2.2	$1.0	$0.4	$0.2	$0.1	$3.9
2% - 2.99%	0.5	—	—	—	—	0.5
3% - 3.99%	9.2	—	—	—	—	9.2
4% - 5.00%	5.5	—	—	—	—	5.5
Total	$17.4	$1.0	$0.4	$0.2	$0.1	$19.1
Percentage of Account Values That Reset In:
Next 12 months (1)	100%	88%	34%	46%	74%	97%
> 12 months to 24 months (2)	—	5	32	19	26	1
> 24 months (2)	—	7	34	35	—	2
Total	100%	100%	100%	100%	100%	100%
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

AMERIPRISE FINANCIAL, INC.

The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2015:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(258)	$3	$(255)
DAC and DSIC amortization (2) (3)	(99)	—	(99)
Variable annuity riders:
GMDB and GMIB (3)	(104)	—	(104)
GMWB	(241)	250	9
GMAB	(35)	36	1
DAC and DSIC amortization (4)	N/A	N/A	(1)
Total variable annuity riders	(380)	286	(95)
Macro hedge program (5)	—	19	19
Equity indexed annuities	1	(1)	—
Certificates	3	(3)	—
Indexed universal life insurance	26	(24)	2
Total	$(707)	$280	$(428)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(47)	$—	$(47)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	947	(1,039)	(92)
GMAB	30	(33)	(3)
DAC and DSIC amortization (4)	N/A	N/A	16
Total variable annuity riders	977	(1,072)	(79)
Macro hedge program (5)	—	13	13
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	39	—	39
Brokerage client cash balances	135	—	135
Certificates	3	—	3
Indexed universal life insurance	39	1	40
Total	$1,146	$(1,058)	$104
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

The above results compare to an estimated negative net impact to pretax income of $435 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $89 million related to a 100 basis point increase in interest rates as of December 31, 2014.

AMERIPRISE FINANCIAL, INC.

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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the obligations of our variable annuity riders and indexed universal life insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2015. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $183 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on March 31, 2015 credit spreads.

Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the three months ended March 31, 2015. At March 31, 2015, we had $2.8 billion in cash and cash equivalents compared to $2.6 billion at December 31, 2014. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million. Under the terms of the underlying credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At March 31, 2015, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. On May 1, 2015, we amended the underlying credit agreement for the facility to extend the expiration to May 2020. Our junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at March 31, 2015. We intend to use cash on hand to fund the repayment of $350 million of our senior notes due in November 2015.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk from higher levels of expected annuity net cash flows. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both March 31, 2015 and December 31, 2014 was $50 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. As of both March 31, 2015 and December 31, 2014, we had $150 million of borrowings from the

AMERIPRISE FINANCIAL, INC.

FHLB, which is collateralized with commercial mortgage backed securities. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.
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
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(in millions)
RiverSource Life(1)(2)	$3,738	$3,614	N/A	$595
RiverSource Life of NY(1)(2)	331	312	N/A	59
IDS Property Casualty(1)(3)	737	560	$205	200
Ameriprise Insurance Company(1)(3)	45	45	2	2
ACC(4)(5)	249	248	230	226
Threadneedle(6)	350	221	190	199
Ameriprise National Trust Bank(7)	38	21	10	10
AFSI(3)(4)	102	93	#	#
Ameriprise Captive Insurance Company(3)	63	61	14	10
Ameriprise Trust Company(3)	27	26	25	24
AEIS(3)(4)	123	117	20	49
RiverSource Distributors, Inc.(3)(4)	14	13	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	18	18	#	#
N/A Not applicable. # Amounts are less than $1 million.

(1)	Actual capital is determined on a statutory basis.

(2)	Regulatory capital requirement is based on the statutory risk-based capital filing.

(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of March 31, 2015 and December 31, 2014.

(4)	Actual capital is determined on an adjusted GAAP basis.

(5)	ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)
Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at March 31, 2015 represent calculations at December 31, 2014 of the rule based requirements, as specified by FCA regulations.

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
During the three months ended March 31, 2015, the parent holding company received cash dividends or a return of capital from its subsidiaries of $416 million (including $225 million from RiverSource Life) and contributed cash to its subsidiaries of $195 million (including $175 million to IDS Property Casualty). During the three months ended March 31, 2014, the parent holding company received cash dividends or a return of capital from its subsidiaries of $350 million (including $150 million from RiverSource Life) and contributed cash to its subsidiaries of $3 million.

AMERIPRISE FINANCIAL, INC.

Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $110 million and $103 million for the three months ended March 31, 2015 and 2014, respectively. On April 22, 2015, we announced a quarterly dividend of $0.67 per common share. The dividend will be paid on May 15, 2015 to our shareholders of record at the close of business on May 4, 2015.
In April 2014, our Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of our common stock through April 28, 2016. As of March 31, 2015, the Company had $1.4 billion remaining under its share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase programs do not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase programs may be made in the open market, through privately negotiated transactions or block trades or other means. During the three months ended March 31, 2015, we repurchased a total of 2.6 million shares of our common stock at an average price of $131.93 per share.

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
Operating Activities
Net cash provided by operating activities increased $479 million to $913 million for the three months ended March 31, 2015 compared to $434 million for the prior year period primarily due to an increase in cash flows related to changes in amounts due to brokers, changes in cash held by CIEs and changes in other assets, as well as an increase in fee revenue partially offset by related expenses.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash provided by investing activities was $182 million for the three months ended March 31, 2015 compared to net cash used in investing activities of $145 million for the prior year period primarily reflecting a $339 million decrease in purchases of investments by consolidated investment entities.
Financing Activities
Net cash used in financing activities increased $384 million to $905 million for the three months ended March 31, 2015 compared to $521 million for the prior year period. Cash outflows from policyholder account balances increased $151 million compared to the prior year period primarily due to higher surrenders and other benefits reflecting higher lapse rates. Cash inflows related to changes in debt of CIEs decreased $386 million compared to the prior year period due to $279 million in lower borrowings and $107 million in higher repayments of debt. Net cash outflows from changes in short-term borrowings was nil in the first quarter of 2015 compared to $200 million for the prior year period as we reduced our borrowings from the FHLB during the three months ended March 31, 2014.

Contractual Commitments
There have been no material changes to our contractual obligations disclosed in our 2014 10-K.

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

•
changes in and the adoption of relevant accounting standards and securities rating agency standards and processes, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or to be implemented in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act or in light of the U.S. Department of Labor pending rule and exemptions pertaining to the fiduciary status of investment advice providers to 401(k) plan, plan sponsors, plan participants and the holders of individual retirement or health savings accounts;

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

AMERIPRISE FINANCIAL, INC.

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

Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of our 2014 10-K and Part II, Item 1A of this Form 10-Q.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in this report is incorporated herein by reference. These disclosures should be read in conjunction with the “Quantitative and Qualitative Disclosures About Market Risk” discussion included as Part II, Item 7A of our 2014 10-K filed with the SEC on February 24, 2015.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2015.
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

ITEM 1A.  RISK FACTORS
We are including the following revised risk factor, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A of our 2014 10-K:
Our businesses are regulated heavily, and changes to the laws and regulations applicable to our businesses may have an adverse effect on our operations, reputation and financial condition.
Virtually all aspects of our business, including the activities of our parent company and our various subsidiaries, are subject to various federal, state and international laws and regulations. For a discussion of the regulatory framework in which we operate, see Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2014 - “Business - Regulation.” Compliance with these applicable laws and regulations is time-consuming and personnel-intensive, and we have invested and will continue to invest substantial resources to ensure compliance by our parent company and our subsidiaries, directors, officers, employees, registered representatives and agents. Any enforcement actions, investigations or other proceedings brought against us or our subsidiaries, directors, employees or advisors by our regulators may result in fines, injunctions or other disciplinary actions that could harm our reputation or impact our results of operations. Further, any changes to the laws and regulations applicable to our businesses, as well as changes to the interpretation and enforcement of such laws and regulations, may affect our operations and financial condition. Such changes may impact our operations and profitability and the practices of our advisors, including with respect to the scope of products and services provided, the manner in which products and services are marketed and sold and the incurrence of additional costs of doing business. Ongoing changes to regulation and oversight of the financial industry may produce results, the full impact of which cannot be immediately ascertained. In addition, we expect the worldwide demographic trend of population aging will cause policymakers to continue to focus on the framework of U.S. and non-U.S. retirement systems, which may drive additional changes regarding the manner in which individuals plan for and fund their retirement, the extent of government involvement in retirement savings and funding, the regulation of retirement products and services and the oversight of industry participants. For example, we continue to see enhanced legislative and regulatory interest regarding retirement investing, and we will continue to closely review and monitor any legislative or regulatory proposals and changes. Any incremental requirements, costs and risks imposed on us in connection with such current or future legislative or regulatory changes may constrain our ability to market our products and services to potential customers, and could negatively impact our profitability and make it more difficult for us to pursue our growth strategy.
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

AMERIPRISE FINANCIAL, INC.

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
On April 20, 2015, the Department of Labor proposed regulations seeking to change the definition of who is an investment advice fiduciary under ERISA and how such advice can be provided to account holders in 401(k) plans and IRAs. Qualified accounts, specifically IRAs, make up a significant portion of our assets under management and administration. We are currently reviewing and analyzing the potential impact of the proposed regulations on our clients and prospective clients who save through retirement accounts, as well as the potential impact on our business. These regulations focus on conflicts of interest related to investment recommendations made by financial advisors to clients holding qualified accounts and also on how financial advisors are able to discuss IRA rollovers. These proposed regulations are subject to a 75-day public comment period ending on July 6, 2015. The Department of Labor has announced that there will be a public hearing within 30 days after the end of the public comment period and that the comment period will be reopened after the hearing. We cannot predict whether or when the regulations may be finalized, or how any final regulations may differ from the proposed regulation. If final regulations were to be issued with provisions substantially similar to the proposed regulations, they could impact how we receive fees, how we compensate our advisors, how we are able to retain advisors, and how we design our investments and services for qualified accounts, any of which could negatively impact our results of operations.
Our insurance companies are subject to state regulation and must comply with statutory reserve and capital requirements. State regulators, as well as the NAIC, continually review and update these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices and their use of affiliated captive insurers. Changes in these requirements that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. In December 2012, the NAIC adopted a new reserve valuation manual that applies principles-based reserve standards to life insurance products. The valuation manual becomes the effective reserve valuation method when adopted by 42 jurisdictions that account for at least 75% of U.S. insurance premiums combined. To date, 29 states have adopted the valuation manual. The requirement for principles-based life insurance reserves may result in statutory reserves being more sensitive to changes in interest rates, policyholder behavior and other market factors. It is not possible at this time to estimate the potential impact of future changes in statutory reserve and capital requirements on our insurance businesses. Further, we cannot predict the effect that proposed federal legislation, such as the option of federally chartered insurers or a mandated federal systemic risk regulator, or future initiatives of the FIO within the Department of the Treasury, may have on our insurance businesses or competitors. For additional discussion on the role and activities of the FIO, see the information provided under the heading “Regulation - Insurance Regulation” contained in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2014.

AMERIPRISE FINANCIAL, INC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of 2015:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2015
Share repurchase program (1)	732,994	$127.19	732,994	$1,684,376,352
Employee transactions (2)	44,252	$129.47	N/A	N/A

February 1 to February 28, 2015
Share repurchase program (1)	726,921	$134.75	726,921	$1,586,420,573
Employee transactions (2)	527,881	$134.73	N/A	N/A

March 1 to March 31, 2015
Share repurchase program (1)	1,186,254	$133.13	1,186,254	$1,428,491,988
Employee transactions (2)	124,168	$134.84	N/A	N/A

Totals
Share repurchase program (1)	2,646,169	$131.93	2,646,169
Employee transactions (2)	696,301	$134.41	N/A
	3,342,470		2,646,169
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

AMERIPRISE FINANCIAL, INC.

ITEM 5.  OTHER INFORMATION
Entry into a Material Definitive Agreement.
On May 1, 2015, the Company entered into a second amended and restated credit agreement with the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Credit Suisse AG, Cayman Islands Branch, HSBC Bank USA, National Association, Citibank, N.A., and JPMorgan Chase Bank, N.A., as Co-Documentation Agents (the “Restated Credit Agreement”). Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith, Incorporated served as Joint Lead Arrangers and Joint Bookrunners. The Restated Credit Agreement amends, restates and supersedes that certain credit agreement entered into by the Company on September 30, 2013.
The Restated Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal commitment amount at any time outstanding of up to $500 million. The Company may increase the aggregate principal commitment amount to up to $750 million upon the satisfaction of certain approval requirements. Extensions of credit under the facility may be applied by the Company for working capital or any other general corporate purposes and may be made in the form of revolving loans, swing line loans and bid loans, as well as letters of credit. Subject to the terms set forth in the Restated Credit Agreement, the Company may borrow, prepay and re-borrow amounts under the facility at any time prior to the termination of the facility.
Interest rates owed by the Company in connection with extensions of credit pursuant to the Restated Credit Agreement are determined by reference to an identified market rate, plus an applicable margin that fluctuates based on the then current rating of the Company’s senior unsecured long-term debt. The Company will also pay, on a quarterly basis, a facility fee on the aggregate amount of commitments by lenders under the facility, whether used or unused.
The Restated Credit Agreement contains customary representations and warranties, covenants and events of default. The covenants set forth in the Restated Credit Agreement include certain affirmative and negative operational and financial covenants including, without limitation, restrictions on the Company’s ability to incur certain liens, make fundamental changes to its business and enter into transactions with affiliates. The financial covenants require the Company to maintain a consolidated net worth at all times equal to at least $5.328 billion and to not permit the Company’s consolidated leverage ratio to exceed 40 percent. In addition, the Restated Credit Agreement provides for certain events of default, the occurrence of which could result in the acceleration of the Company’s obligations under the facility and the termination of the lenders’ obligation to extend credit pursuant to the Restated Credit Agreement.
The lending commitments under the facility are scheduled to expire on May 1, 2020, at which time the Company will be required to pay in full all obligations then outstanding.
This description of the Restated Credit Agreement is qualified in its entirety by reference to the full text of the Restated Credit Agreement, a complete copy of which is attached hereto as Exhibit 10.1 and is hereby incorporated by reference in response to this Item 5.
In the ordinary course of business, the Company and its affiliates have engaged, and may in the future engage, certain parties to the Restated Credit Agreement or the affiliates of such parties to provide commercial banking, investment banking, product distribution and other services for which the Company or its affiliates pay customary fees and commissions.
Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
The disclosure set forth above under this Item 5 is incorporated herein by reference.

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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	May 4, 2015	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date:	May 4, 2015	By	/s/ David K. Stewart
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

10.1*
Second Amended and Restated Credit Agreement, dated as of May 1, 2015, among Ameriprise Financial, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Credit Suisse AG, Cayman Islands Branch, HSBC Bank USA, National Association, Citibank, N.A., and JPMorgan Chase Bank, N.A., as Co-Documentation Agents.

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

101*
The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iii) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (iv) Consolidated Statements of Equity for the three months ended March 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

E-1